Form 10-Q
period 1994-04-01
CHURCH & DWIGHT CO INC /DE/
filed 1994-05-11
CIK 313927

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934


  For the quarter ended April 1, 1994        Commission file No. 1-10585




                         CHURCH & DWIGHT CO., INC.
           (Exact name of registrant as specified in its charter)



                DELAWARE                             13-4996950
        (State of incorporation)     (I.R.S. Employer Identification No.)


 469 NORTH HARRISON STREET, PRINCETON, N.J.           08543-5297
  (Address of principal executive office)             (Zip Code)


 Registrant's telephone number, including area code:  (609) 683-5900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                     No

As of April 29, 1994, there were 19,733,927 shares of Common Stock outstanding.

                                 1 of 13

                          PART I - FINANCIAL INFORMATION
                    CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                (Unaudited)

                                                        Three Months Ended
                                                       April 1,     April 2,
(In thousands, except per share data)                    1994         1993*

Net Sales                                              $111,511     $123,897
Cost of sales                                            64,191       64,752
Gross profit                                             47,320       59,145
Selling, general and administrative expenses             45,542       51,559
Income from Operations                                    1,778        7,586
Investment income                                           189          349
Gain on disposal of product lines                           103          102
Other income                                                164          116
Interest expense                                             24          109
Equity in joint venture income                            1,621        1,800
Income before taxes and cumulative
  effect of accounting changes                            3,831        9,844
Income taxes                                              1,412        3,718

Income before cumulative effect of accounting changes     2,419        6,126

Cumulative effect of accounting changes (Note 4)
   (net of income tax effect):
       Accrual of postretirement benefits                     -       (5,647)
       Accrual of postemployment benefits                     -         (533)
       Accounting for income taxes                            -        2,980

Net Income                                                 2,419       2,926

Retained earnings at beginning of period                 170,434     152,640

                                                         172,853     155,566
Dividends paid                                             2,210       2,032

Retained earnings at end of period                      $170,643    $153,534

Weighted average shares outstanding                       20,071      20,315

Earnings Per Share:

   Income before cumulative effect of accounting changes    $.12        $.30

       Cumulative effect of accounting changes:
            Accrual of postretirement benefits                 -        (.28)
            Accrual of postemployment benefits                 -        (.03)
            Accounting for income taxes                        -         .15

       Net income per share                                 $.12        $.14

*  Restated as discussed in Notes 4 and 5.

                                2 of 13

                     CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                      April 1,   December 31,
                                                        1994         1993
(Dollars in thousands)                              (Unaudited)
Assets
Current Assets
   Cash and cash equivalents                             $6,068       $5,581
   Short-term investments                                 2,000        4,000
   Accounts receivable                                   45,374       42,340
   Inventories (Note 2)                                  54,853       52,739
   Income taxes receivable                                    -        3,010
   Deferred income taxes                                 11,834       11,149
   Prepaid expenses                                       5,782        4,634
Total Current Assets                                    125,911      123,453
Property, Plant and Equipment (Note 3)                  124,899      122,195
Note Receivable from Joint Venture                       11,000       11,000
Equity Investment in Joint Venture                       16,662       16,557
Long-Term Supply Contracts                                4,795        4,929
Intangibles, principally Goodwill                         3,576        3,607
Total Assets                                           $286,843     $281,741

Liabilities and Stockholders' Equity
Current Liabilities
   Short-term borrowings                                $10,000       $2,000
   Accounts payable and accrued expenses                 64,993       66,812
   Income taxes payable                                   2,607            -
Total Current Liabilities                                77,600       68,812
Long-Term Debt                                            7,650        7,644
Deferred Income Taxes                                    21,161       22,530
Deferred Income                                             646          749
Deferred Liabilities                                      1,315        1,282
Nonpension Postretirement and
   Postemployment Benefits                               11,549       11,357
Stockholders' Equity
Preferred Stock - $1 par value
   Authorized 2,500,000 shares, none issued                   -            -
Common Stock - $1 par value
   Authorized 100,000,000 shares, issued
   23,330,494 shares                                     23,330       23,330
Additional paid-in capital                               32,070       32,100
Retained earnings                                       170,643      170,434
Cumulative translation adjustments                         (868)        (494)
                                                        225,175      225,370
Less common stock in treasury, at cost -
   3,340,267 shares in 1994 and 3,251,280
   shares in 1993                                        58,253       56,003
Total Stockholders' Equity                              166,922      169,367
Total Liabilities and Stockholders' Equity             $286,843     $281,741


                                 3 of 13

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Unaudited)

                                                        Three Months Ended
                                                       April 1,     April 2,
(Dollars in thousands)                                    1994        1993*
Cash Flow From Operating Activities
Net Income                                               $2,419       $2,926

Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation, depletion and amortization            3,143        2,799
      Provision for postretirement benefits                 354          300
      Deferred income taxes                              (2,054)         716
      Equity in joint venture income                     (1,621)      (1,800)
      Cumulative effect of accounting changes                 -        3,200
      (Gain)/loss on asset disposals                       (103)         (86)
      Other                                                 (53)         144

Change in assets and liabilities:
      (Increase) in accounts receivable                  (3,102)      (1,529)
      (Increase) in inventories                          (2,280)        (557)
      (Increase) in prepaid expenses                     (1,164)      (1,019)
      (Decrease) in accounts payable                     (1,877)        (495)
      Increase in income taxes payable                    5,584        1,325
Net Cash Provided By (Used in) Operating Activities        (754)       5,924

Cash Flow From Investing Activities
(Increase) decrease in short-term investments             2,000         (993)
Additions to property, plant and equipment               (5,763)      (7,846)
Distributions from joint venture                          1,517        1,952
Net Cash Used In Investing Activities                    (2,246)      (6,887)

Cash Flow From Financing Activities
Proceeds from short-term borrowing                        8,000            -
Payment of cash dividends                                (2,210)      (2,032)
Proceeds from stock options exercised                       124          253
Purchase of treasury stock                               (2,427)      (2,088)
Net Cash Provided by (Used In) Financing Activities       3,487       (3,867)

Net Change In Cash and Cash Equivalents                     487       (4,830)
Cash And Cash Equivalents At Beginning Of Year            5,581       14,044
Cash And Cash Equivalents At End Of Period               $6,068       $9,214

*  Restated as discussed in Notes 4 and 5.

                                 4 of 13

                    CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The consolidated balance sheet as of April 1, 1994, the consolidated statements of income and retained earnings for the three months ended
April 1, 1994 and April 2, 1993, and the consolidated statements of cash flow for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at April 1, 1994 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1993 annual report to shareholders. The results of operations for the period ended April 1, 1994 are not necessarily indicative of the operating results for the full year.


2.     Inventories consist of the following:
                                                       April 1,     Dec. 31,
(in thousands)                                           1994         1993
Raw materials and supplies                              $13,841      $12,690
Work in process                                              80          103
Finished goods                                           40,932       39,946
                                                        $54,853      $52,739





3.     Property, Plant and Equipment consist of the following:
                                                       April 1,      Dec. 31,
(in thousands)                                           1994          1993
Land                                                     $3,093       $3,103
Buildings and improvements                               57,071       54,125
Machinery and equipment                                 117,601      108,665
Office equipment and leasehold improvements              12,035       11,974
Mineral rights                                            3,145        3,145
                                                        192,945      181,012
Less accumulated depreciation and amortization           77,166       74,248
                                                        115,779      106,764
Construction in progress                                  9,120       15,431
Net Property, Plant and Equipment                      $124,899     $122,195



4.     Accounting Changes

The Company adopted three new accounting standards as of January 1, 1993. Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other than Pensions" requires the accrual of the estimated cost of postretirement benefits. The cost of these benefits was previously expensed on a pay-as-you-go basis. Adoption of SFAS 106 resulted in an after-tax charge against earnings of $5.6 million or $.28 per share. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," changed the method by which companies account for deferred income taxes, and its adoption resulted in an after-tax credit of $3.0 million or $.15 per share.

                                 5 of 13

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

During the fourth quarter of 1993, the Company elected to adopt, effective as of January 1, 1993, the accounting provisions of Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits". First quarter 1993 results have been restated to reflect such adoption. This standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. Previously, the Company recognized postemployment benefit costs when paid. The cumulative effect of this change resulted in a charge against earnings of $.5 million or $.03 per share. The combined effect of adopting the three new accounting standards was a charge against earnings of $3.2 million, or $.16 per share.

5.  Investment in Joint Venture

In financial statements originally issued for periods prior to December 31, 1993, the Company had consolidated its proportionate share of each of the individual assets, liabilities, revenues and expenses of the Armand Products Company joint venture. In 1993, the Company restated its financial statements to reflect the 50 percent interest in the joint venture on the equity method of accounting for investments. This method reflects the Company's proportionate share of the joint venture net profit as a single-line item, "Equity in joint venture income," in the income statement. Similarly, the Company's investment and cumulative share of profits less distributions received from the joint venture is reflected as a single-line item, "Equity investment in joint venture," in the Company's balance sheet. This change had no effect upon stockholders' equity or the net income of the Company for any period.

Summarized income statement data for Armand Products Company is as follows:

                                                       Three Months Ended
                                                       April 1,    April 2,
(in thousands)                                           1994        1993

Net sales                                               $10,803       $9,160
Gross profit                                              3,818        3,940
Net income                                                3,016        3,368

Company's share in net income                             1,508        1,684
Elimination of Company's share of
   intercompany interest expense                            113          116
Equity in joint venture income                           $1,621       $1,800


The financial information presented above is based upon the results of operation of the Armand Products Company, a joint venture partnership. Product and services are provided to the Armand Products Company by the joint venture partners at cost. As a result, the above information would not be indicative of the results of operations had the joint venture operated on a stand-alone basis.

6. Net income per share is computed based upon the weighted average number of shares outstanding during the period. Common equivalent shares have not been included as their effect is not material.

                                 6 of 13

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

For the quarter ended April 1, 1994, net income was $2.4 million or $.12 per share. This compares with net income of $2.9 million or $.14 per share for the same period of 1993. In the first quarter of 1993, the Company adopted three new accounting standards; Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".
The net effect of adopting the new accounting standards was a net charge against earnings of $3.2 million or $.16 per share.

Net sales for the quarter were $111.5 million, representing a decline of $12.4 million or 10% versus the first quarter of last year. The decrease was primarily a result of lower unit volume of ARM & HAMMER (registered trademark) DENTAL CARE (registered trademark) and ARM & HAMMER POWER FRESH (registered trademark) Powder Detergent. In addition, lower pricing on ARM & HAMMER POWER FRESH Powder Detergent instituted in December also contributed to the net sales decline. Specialty Products sales were essentially unchanged from the same period of a year ago.

Gross margin was 42.4% in the first quarter, as compared with 47.7% in the first quarter of 1993. This was the result of the price reduction on the ARM & HAMMER POWER FRESH Powder Detergent and a weaker product mix associated with lower volume of both ARM & HAMMER DENTAL CARE and ARM & HAMMER POWER FRESH Powder Detergent.

Selling, general and administrative expenses were $6.0 million lower in the current quarter versus the same period of a year ago. This decline is primarily the result of extraordinarily high promotional costs in connection with the introductory program behind ARM & HAMMER DENTAL CARE Tartar Control gel in 1993.

Equity in joint venture income was slightly lower than a year ago as a result of higher manufacturing costs, partially offset by higher unit volume.

Investment income decreased in the current quarter as compared to a year ago as a result of a reduction in the amount of funds available for investment.

Interest payments were slightly higher in the first quarter as compared to the first quarter of last year due to short-term borrowing however, essentially the entire current year interest charge was capitalized in conjunction with investments in property, plant and equipment.

The effective tax rate for the current quarter was 36.9%, down from 37.8% from the first quarter of 1993. This is a result of tax benefits on foreign operating results which were recognized at higher effective rates than the Company's domestic effective tax rate.

Liquidity and Capital Resources

The Company considers cash and short-term investments as the principal measurement of its liquidity. At April 1, 1994, cash including cash equivalents and short-term investments totaled $8.1 million as compared to $9.6 million at December 31, 1993.

During the first quarter of 1994, operating activities required $.8 million of additional investment, primarily in working capital. The Company received $1.5 million in distributions from its Armand Products joint venture, and increased its short-term borrowing by $8.0 million.
Significant expenditures included additions to property, plant and equipment of $5.8 million, the payment of cash dividends of $2.2 million and the purchase of treasury stock of $2.4 million.

                                 7 of 13

                          PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  EXHIBIT (13) - Quarterly Report to Stockholders for the three months ended April 1, 1994.

          (b) No reports on Form 8-K were filed for the three months ended April 1, 1994.

                                 8 of 13

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CHURCH & DWIGHT CO.,INC.
                                               (REGISTRANT)

DATE:  May 10, 1994                             /s/ Anthony P. Deasey
                                                ANTHONY P. DEASEY
                                                VICE PRESIDENT FINANCE

DATE:  May 10, 1994                             /s/ Mark L. Stolp
                                                MARK L. STOLP
                                                CONTROLLER

                                 9 of 13