Form 10-Q
period 1994-07-01
CHURCH & DWIGHT CO INC /DE/
filed 1994-08-11
CIK 313927

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended July 1, 1994              Commission file No. 1-10585

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

            Yes     X                           No

As of July 29, 1994, there were 19,534,169 shares of Common Stock outstanding.

                                  1 of 10

                      PART I - FINANCIAL INFORMATION

                 CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                (Unaudited)

                                       Three Months Ended   Six Months Ended
                                       July 1,   July 2,   July 1,    July 2,
(In thousands, except per share data)   1994      1993*     1994       1993*
Net Sales                             $130,656   $130,308  $242,167  $254,205
Cost of sales                           72,858     69,431   137,049   134,183

Gross profit                            57,798     60,877   105,118   120,022
Selling, general and
   administrative expenses              49,393     53,264    94,935   104,823

Income from Operations                   8,405      7,613    10,183    15,199

Investment income                          175        205       364       554
Gain on disposal of product lines          102        106       205       208
Other income/(expense)                     (50)       158       114       274
Interest expense                           244         20       268       129
Equity in joint venture income           2,194      2,143     3,815     3,943

Income before taxes and cumulative
   effect of accounting changes         10,582     10,205    14,413    20,049

Income taxes                             4,194      3,762     5,606     7,480

Income before cumulative effect
   of accounting changes                 6,388      6,443     8,807    12,569

Cumulative effect of accounting
  changes (Note 4)
  (net of income tax effect):
     Accrual of postretirement benefits      -          -         -    (5,647)
     Accrual of postemployment benefits      -          -         -      (533)
     Accounting for income taxes             -          -         -     2,980

Net Income                               6,388      6,443     8,807     9,369

Retained earnings at beginning
  of period                           170,643     153,534   170,434    152,640
                                      177,031     159,977   179,241    162,009

Dividends paid                          2,141       2,029     4,351      4,061

Retained earnings at end of period   $174,890    $157,948  $174,890   $157,948

Weighted average shares outstanding    19,673      20,289    19,872     20,302

Earnings Per Share: (Note 6)
   Income before cumulative effect
   of accounting changes                 $.32        $.32      $.44       $.62

   Cumulative effect of accounting changes:
     Accrual of postretirement benefits     -           -         -       (.28)
     Accrual of postemployment benefits     -           -         -       (.03)
     Accounting for income taxes            -           -         -        .15

   Net income per share                  $.32        $.32      $.44       $.46

    *  Restated as discussed in Notes 4 and 5.

                                  2 of 10

                 CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                 July 1,     December 31,
                                                  1994          1993
(Dollars in thousands)                         (Unaudited)
Assets
Current Assets
   Cash and cash equivalents                     $5,690         $5,581
   Short-term investments                         1,000          4,000
   Accounts receivable                           53,606         42,340
   Inventories (Note 2)                          58,197         52,739
   Income taxes receivable                            -          3,010
   Deferred income taxes                          9,797         11,149
   Prepaid expenses                               5,265          4,634
Total Current Assets                            133,555        123,453
Property, Plant and Equipment (Note 3)          129,864        122,195
Note Receivable from Joint Venture               11,000         11,000
Equity Investment in Joint Venture               15,150         16,557
Long-Term Supply Contracts                        4,754          4,929
Intangibles, principally Goodwill                 3,556          3,607
Total Assets                                   $297,879       $281,741

Liabilities and Stockholders' Equity
Current Liabilities
   Short-term borrowings                        $26,300         $2,000
   Accounts payable and accrued expenses         67,455         66,812
   Income taxes payable                           2,370              -
Total Current Liabilities                        96,125         68,812
Long-Term Debt                                    7,500          7,644
Deferred Income Taxes                            19,382         22,530
Deferred Income                                     544            749
Deferred Liabilities                              1,244          1,282
Nonpension Postretirement and
   Postemployment Benefits                       11,904         11,357
Stockholders' Equity
Preferred Stock - $1 par value
   Authorized 2,500,000 shares, none issued           -              -
Common Stock - $1 par value
   Authorized 100,000,000 shares,
   issued 23,330,494 shares                      23,330         23,330
Additional paid-in capital                       32,725         32,100
Retained earnings                               174,890        170,434
Cumulative translation adjustments                 (741)          (494)
                                                230,204        225,370
Less common stock in treasury, at cost
   3,796,625 shares in 1994 and 3,251,280
   shares in 1993                                69,024         56,003
Total Stockholders' Equity                      161,180        169,367
Total Liabilities and Stockholders' Equity     $297,879       $281,741

                                  3 of 10

                 CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                                    Six Months Ended
(Dollars in thousands)                           July 1,        July 2,
                                                  1994           1993*
Cash Flow From Operating Activities
Net Income                                       $8,807         $9,369

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation, depletion and amortization       6,256          5,602
   Provision for postretirement benefits            709            483
   Deferred income taxes                         (1,799)           750
   Equity in joint venture income                (3,815)        (3,943)
   Cumulative effect of accounting changes            -          3,200
   (Gain) on asset disposals                       (205)          (198)
   Other                                           (256)           393

Change in assets and liabilities:
   (Increase) in accounts receivable            (11,280)       (10,443)
   (Increase) in inventories                     (5,570)        (3,966)
   (Increase) in prepaid expenses                  (641)          (172)
   Increase in accounts payable                     541          2,409
   Increase/(Decrease) in income taxes payable    5,348           (978)
Net Cash Provided By (Used in) Operating
   Activities                                    (1,905)         2,506

Cash Flow From Investing Activities
Decrease in short-term investments                3,001          1,024
Additions to property, plant and equipment      (13,117)       (12,259)
Investment in subsidiary                           (625)          (325)
Distributions from joint venture                  5,222          3,977
Net Cash Used In Investing Activities            (5,519)        (7,583)

Cash Flow From Financing Activities
Proceeds from short-term borrowing               24,300              -
Payment of cash dividends                        (4,351)        (4,061)
Proceeds from sale of common stock                1,595          1,935
Proceeds from stock options exercised               458            610
Purchase of treasury stock                      (14,469)        (4,489)
Net Cash Provided by (Used In) Financing
   Activities                                     7,533         (6,005)

Net Change In Cash and Cash Equivalents             109        (11,082)
Cash And Cash Equivalents At Beginning Of Year    5,581         14,044
Cash And Cash Equivalents At End Of Period       $5,690         $2,962

    *  Restated as discussed in Notes 4 and 5.

                                  4 of 10

                 CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. The consolidated balance sheet as of July 1, 1994, the consolidated statements of income and retained earnings for the six months ended July 1, 1994 and July 2, 1993, and the consolidated statements of cash flow for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at July 1, 1994 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 annual report to shareholders. The results of operations for the period ended July 1, 1994 are not necessarily indicative of the operating results for the full year.

2.     Inventories consist of the following:
       (in thousands)                            July 1,       Dec. 31,
                                                  1994           1993
Raw materials and supplies                      $15,705        $12,690
Work in process                                     116            103
Finished goods                                   42,376         39,946
                                                $58,197        $52,739

3.     Property, Plant and Equipment consist of the following:
(in thousands)                                   July 1,       Dec. 31,
                                                  1994           1993
Land                                             $3,096         $3,103
Buildings and improvements                       57,309         54,125
Machinery and equipment                         118,090        108,665
Office equipment and leasehold improvements      12,052         11,974
Mineral rights                                    5,020          3,145
                                                195,567        181,012
Less accumulated depreciation and amortization   80,163         74,248
                                                115,404        106,764
Construction in progress                         14,460         15,431
Net Property, Plant and Equipment              $129,864       $122,195

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

                                  5 of 10

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

Summarized income statement data for Armand Products Company is as follows:

                                       Three Months Ended   Six Months Ended
                                       July 1,     July 2,  July 1,   July 2,
(in thousands)                           1994       1993     1994      1993
Net sales                              $12,021    $10,853   $22,824   $20,013
Gross profit                             4,973      4,854     8,791     8,794
Net income                               4,160      4,062     7,176     7,430

Company's share in net income            2,080      2,031     3,588     3,715
Elimination of Company's share of
intercompany interest expense              114        112       227       228
Equity in joint venture income          $2,194     $2,143    $3,815    $3,943

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


7.     Officer Loan Guarantees
In accordance with a long-term compensation plan approved by the Board of Directors, 70,000 shares of Company common stock were sold to senior officers in the second quarter of 1994 at a price of $22.63 per share. In the second quarter of 1993, the Company sold 60,000 shares of common stock to senior officers at a price of $32.25 per share. The selling price in both cases was the market price on the date of sale. These transactions, amounting to $1.6 million and $1.9 million, respectively, were financed by loans to the individuals by financial institutions. These loans have been guaranteed by the Company.

                                  6 of 10

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     For the quarter ended July 1, 1994, net income was $6.4 million or $.32 per share. These results were essentially equal to same time period a year ago. For the first six months of 1994, net income was $8.8 million or $.44 per share. This compares with net income of $9.4 or $.46 per share for the first half of 1993. In the first quarter of 1993, the Company adopted three new accounting standards; Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The net effect of adopting the new accounting standards was a net charge against earnings of $3.2 million or $.16 per share.

     Net sales in the second quarter amounted to $130.7 million, which were slightly ahead of a year ago. Volume gains of ARM & HAMMER (registered trademark) Powder Laundry Detergent, the newly introduced ARM & HAMMER Deodorant Anti-Perspirant and international sales of ARM & HAMMER DENTAL
CARE (registered trademark) were experienced during the quarter. These gains were partially offset by lower domestic unit volume of ARM & HAMMER DENTAL CARE, ARM & HAMMER Baking Soda, which experienced an exceptionally strong second quarter in 1993 and the reduced price strategy implemented in late 1993 on ARM & HAMMER Powder Laundry Detergent. Specialty Product sales were essentially unchanged from the same period of a year ago.

     Net sales for the first six months of 1994 were $242.2 million, representing a 4.7 percent decline from a year ago. This is primarily due to lower domestic unit volume of ARM & HAMMER DENTAL CARE, ARM & HAMMER Baking Soda, and the price reduction on ARM & HAMMER Powder Laundry Detergent, partially offset by volume associated with ARM & HAMMER Deodorant Anti-Perspirant and sales of ARM & HAMMER DENTAL CARE internationally. The Specialty Products Division net sales were slightly lower than in 1993, as a result of lower unit volume of MEGALAC (registered trademark) Rumen Bypass Fat, partially offset by gains of performance sodium bicarbonate.

     The Company's gross margin was 44.2 percent in the second quarter and
43.4 percent in the first half of 1994. This compares with 46.7 percent and 47.2 percent in the corresponding quarter and six months of last year. The decline can be attributed to the price reduction on ARM & HAMMER Powder Laundry Detergent and lower volume of high margin ARM & HAMMER DENTAL CARE.

     Selling, general and administrative costs decreased by $3.9 million and $9.9 million in the second quarter and first half of 1994, respectively as compared with the same periods a year ago. The reduction in costs was primarily the result of lower advertising and promotion for ARM & HAMMER DENTAL CARE and reduced spending in the area of systems development. These lower costs were partially offset by introductory marketing support for ARM & HAMMER Deodorant Anti-Perspirant.


Other Income/Expense

     Investment income decreased in the current quarter and year-to-date as compared to the corresponding periods of last year as a result of a decrease in the amounts available for investment. Interest payments were higher in the current quarter and year-to-date as compared to the same periods of last year due to an increase in short-term borrowing.


Income Taxes

     The effective tax rate for the first half of 1994 was 38.9 percent, up from 37.3 percent in the first half of 1993. This is primarily due to the 1993 increase of the U.S. corporate statutory tax rate which was enacted during the third quarter of 1993.

                                  7 of 10

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

     The Company considers cash and short-term investments as the principal measurement of its liquidity. At July 1, 1994, cash including cash equivalents and short-term investments totaled $6.7 million as compared to $9.6 million at December 31, 1993.

     During the first half of 1994, operating activities required $1.9 million of additional investment primarily in working capital. The Company received $5.2 million in distributions from its Armand Products joint venture, increased its short-term borrowings by $24.3 million and received $1.6 million in connection with the sale of Company stock to senior officers. Significant expenditures include additions to property, plant and equipment of $13.1 million, the purchase of 669,400 shares of Company common stock for the treasury totaling $14.5 million and the payment of cash dividends of $4.4 million.
                                  8 of 10

                       PART II - Other Information


Item 4.     Results of Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on May 5, 1994. The following nominees were elected to the Company's Board of Directors for a term of three years.

      Nominee                        For                     Withhold
      John D. Leggett, III           41,829,372              290,682
      Robert A. McCabe               41,387,649              732,405
      Jarvis J. Slade                41,808,269              311,785

     The results of voting on the following additional items were as follows:

     Approval of the appointment of Deloitte & Touche as independent auditors of the Company's 1994 financial statements.

For               Against               Abstained           Broker Non-Votes
41,859,032        127,710               133,312             0

     To consider and act upon a stockholder proposal requesting that the Board of Directors take the steps necessary to provide for the election of Directors annually and not by class.

For                Against              Abstained           Broker Non-Votes
4,093,461          35,164,437           537,908             2,324,248

     To consider and act upon a stockholder proposal requesting that the Board of Directors search for qualified minority candidates for nomination to the Board of Directors.

For                Against               Abstained          Broker Non-Votes
2,397,088          36,519,432            879,332            2,324,202


Item 6.     Exhibits and Reports on Form 8-K

            (a) No reports on Form 8-K were filed for the three months ended July 1, 1994.

                                  9 of 10

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CHURCH & DWIGHT CO.,INC.
                                                (REGISTRANT)


DATE:     August 10, 1994                       /s/ Anthony P. Deasey
                                                ANTHONY P. DEASEY
                                                VICE PRESIDENT FINANCE


DATE:     August 10, 1994                       /s/ Mark L. Stolp
                                                MARK L. STOLP
                                                CONTROLLER

                                  10 of 10