Form 10-Q
period 1994-09-30
CHURCH & DWIGHT CO INC /DE/
filed 1994-11-14
CIK 313927

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarter ended September 30, 1994       Commission file No. 1-10585



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

        Yes     X                     No

As of October 28, 1994, there were 19,546,835 shares of Common Stock outstanding.


                                      1 of 10

                          PART I - FINANCIAL INFORMATION

                  CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (Unaudited)

                              Three Months Ended       Nine Months Ended
                              September 30, October 1, September 30, October 1,
(In thousands, except         1994          1993*      1994          1993*
  per share data)

Net Sales                     $132,581      $129,183   $374,748      $383,388
Cost of sales                   72,458        69,206    209,507       203,389
Gross profit                    60,123        59,977    165,241       179,999
Selling, general and
  administrative expenses       57,422        46,677    152,357       151,500
Restructuring charge (Note 6)    5,343             -      5,343             -
Income/(loss) from Operations   (2,642)       13,300      7,541        28,499
Investment income                  199           233        563           787
Gain on disposal of product
  lines                            103         1,555        308         1,763
Other income/(expense)            (154)          149        (40)          423
Interest expense                   325            28        593           157
Equity in joint venture income   2,041         1,312      5,856         5,255
Income/(loss) before taxes and
  cumulative effect of changes
  in accounting principles        (778)       16,521     13,635        36,570
Income taxes                      (519)        6,827      5,087        14,307

Income/(loss) before
  cumulative effect of changes
  in accounting principles        (259)        9,694      8,548        22,263

Cumulative effect of changes in
  accounting principles (net of
  income tax effect): (Note 4)
    Accrual of postretirement
      benefits                       -             -          -        (5,647)
    Accrual of postemployment
      benefits                       -             -          -          (533)
    Accounting for income taxes      -             -          -         2,980

Net Income/(loss)                 (259)        9,694      8,548        19,063

Retained earnings at beginning
  of period                    174,890       157,948     170,434      152,640
                               174,631       167,642     178,982      171,703
Dividends paid                   2,149         2,223       6,500        6,284

Retained earnings at end of
  period                      $172,482      $165,419    $172,482     $165,419
Weighted average shares
  outstanding                   19,536        20,210      19,760       20,271

Earnings Per Share: (Note 7)

  Income/(loss) before cumulative
  effect of changes in accounting
  principles                     ($.01)         $.48        $.43        $1.10

  Cumulative effect of changes
  in accounting principles:
     Accrual of postretirement
       benefits                      -             -           -         (.28)
     Accrual of postemployment
       benefits                      -             -           -         (.03)
     Accounting for income taxes     -             -           -          .15

  Net income/(loss) per share    ($.01)         $.48        $.43         $.94

            *  Restated as discussed in Notes 4 and 5.

                                2 of 10

                  CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    September 30,  December 31,
                                                        1994           1993
(Dollars in thousands)                              (Unaudited)
Assets
Current Assets
  Cash and cash equivalents                              $6,122        $5,581
  Short-term investments                                  1,000         4,000
  Accounts receivable                                    51,232        42,340
  Inventories (Note 2)                                   61,643        52,739
  Income taxes receivable                                     -         3,010
  Deferred income taxes                                  10,018        11,149
  Prepaid expenses                                        5,654         4,634
Total Current Assets                                    135,669       123,453
Property, Plant and Equipment (Note 3)                  134,715       122,195
Note Receivable from Joint Venture                       11,000        11,000
Equity Investment in Joint Venture                       14,983        16,557
Long-Term Supply Contracts                                4,598         4,929
Intangibles, principally Goodwill                         3,556         3,607
Total Assets                                           $304,521      $281,741

Liabilities and Stockholders' Equity
Current Liabilities
  Short-term borrowings                                 $24,510        $2,000
  Accounts payable and accrued expenses                  77,762        66,812
  Income taxes payable                                    2,382             -
Total Current Liabilities                               104,654        68,812
Long-Term Debt                                            7,500         7,644
Deferred Income Taxes                                    19,201        22,530
Deferred Income                                             441           749
Deferred Liabilities                                      1,267         1,282
Nonpension Postretirement
  and Postemployment Benefits                            12,430        11,357
Stockholders' Equity
Preferred Stock - $1 par value
  Authorized 2,500,000 shares, none issued                    -             -
Common Stock - $1 par value
  Authorized 100,000,000 shares,
    issued 23,330,494 shares                             23,330        23,330
Additional paid-in capital                               32,774        32,100
Retained earnings                                       172,482       170,434
Cumulative translation adjustments                         (545)         (494)
                                                         228,041      225,370
Less common stock in treasury, at cost -
  3,788,325 shares in 1994 and
  3,251,280 shares in 1993                                69,013       56,003
Total Stockholders' Equity                               159,028      169,367
Total Liabilities and Stockholders' Equity              $304,521     $281,741

                                3 of 10

                  CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)

                                                         Nine Months Ended
(Dollars in thousands)                                September 30, October 1,
                                                          1994         1993*
Cash Flow From Operating Activities
Net Income                                                $8,548      $19,063

Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation, depletion and amortization              8,916        8,443
     Provision for postretirement benefits                 1,235          920
     Deferred income taxes                                (2,204)       1,534
     Equity in joint venture income                       (5,856)      (5,255)
     Cumulative effect of accounting changes                   -        3,200
     (Gain) on asset disposals                              (308)      (1,324)
     Retirement of fixed assets                            1,136            -
     Other                                                  (250)         411

Change in assets and liabilities:
     (Increase) in accounts receivable                    (8,814)      (5,812)
     (Increase) in inventories                            (8,900)      (4,226)
     (Increase)/Decrease in prepaid expenses              (1,022)         120
     Increase in accounts payable                         10,748        2,416
     Increase/(Decrease) in income taxes payable           5,410       (7,685)
Net Cash Provided By Operating Activities                  8,639       11,805

Cash Flow From Investing Activities
Decrease in short-term investments                         3,001        4,048
Additions to property, plant and equipment               (21,546)     (20,416)
Investment in subsidiary                                    (625)        (325)
Proceeds from asset disposals                                  -           20
Distributions from joint venture                            7,430       6,706
Net Cash Used In Investing Activities                     (11,740)     (9,967)

Cash Flow From Financing Activities
Proceeds from short-term borrowing                         22,510           -
Payment of cash dividends                                  (6,500)     (6,284)
Proceeds from sale of common stock                          1,595       1,935
Proceeds from stock options exercised                         669         773
Purchase of treasury stock                                (14,632)     (9,907)
Net Cash Provided by (Used In) Financing Activities         3,642     (13,483)

Net Change In Cash and Cash Equivalents                       541     (11,645)
Cash And Cash Equivalents At Beginning Of Year              5,581      14,046
Cash And Cash Equivalents At End Of Period                 $6,122      $2,401

                *  Restated as discussed in Notes 4 and 5.

                                4 of 10

                  CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. The consolidated balance sheet as of September 30, 1994, the consolidated statements of income and retained earnings for the nine months ended September 30, 1994 and October 1, 1993, and the consolidated statements of cash flow for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 30, 1994 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 annual report to shareholders. The results of operations for the period ended
September 30, 1994 are not necessarily indicative of the operating results for the full year.


2.     Inventories consist of the following:
                                                     September 30, December 31,
                                                          1994         1993
(in thousands)
Raw materials and supplies                               $15,871      $12,690
Work in process                                              105          103
Finished goods                                            45,667       39,946
                                                         $61,643      $52,739

3.     Property, Plant and Equipment consist of the following:
                                                     September 30, December 31,
                                                          1994         1993
(in thousands)
Land                                                      $3,102       $3,103
Buildings and improvements                                57,384       54,125
Machinery and equipment                                  118,951      108,665
Office equipment and leasehold improvements               12,077       11,974
Mineral rights                                             5,020        3,145
                                                         196,534      181,012
Less accumulated depreciation and amortization            82,747       74,248
                                                         113,787      106,764
Construction in progress                                  20,928       15,431
Net Property, Plant and Equipment                       $134,715     $122,195

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

Summarized income statement data for Armand Products Company is as follows:


                              Three Months Ended          Nine Months Ended
                             September 30, October 1   September 30,  October 1
(in thousands)                   1994        1993          1994          1993
Net sales                       $11,420      $9,180        $34,244      $29,193
Gross profit                      4,680       3,210         13,470       12,004
Net income                        3,855       2,400         11,031        9,830

Company's share in net income     1,927       1,200          5,516        4,915
Elimination of Company's share of
  intercompany interest expense     114         112            340          340
Equity in joint venture income   $2,041      $1,312         $5,856       $5,255

The financial information presented above is based upon the results of operation of the Armand Products Company, a joint venture partnership. Product and services are provided to the Armand Products Company by the joint venture partners at cost. As a result, the above information would not be indicative of the results of operations had the joint venture operated on a stand-alone basis.

                                6 of 10

                  CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

6. On September 28, the Company announced that third quarter and full-year earnings would fall substantially short of expectations due to weakness in the sales of existing businesses and the heavy financial burden of new product introductions. As a result, management decided to trim operating costs principally through the immediate layoff of 52 employees and the elimination of a number of vacant positions that existed as of that date. These reductions amounting to $4.0 million, together with the write-off of fixed assets of $1.3 million related to discontinued products resulted in a pre-tax charge of $5.3 million in the third quarter. It is anticipated that the charge related to the work force reduction will be fully recognized through operating cash flows over the ensuing twelve months.

7. Net income per share is computed based upon the weighted average number of shares outstanding during the period. Common equivalent shares have not been included as their effect is not material.

8.     Officer Loan Guarantees
In accordance with a long-term compensation plan approved by the Board of Directors, 70,000 shares of Company common stock were sold to senior officers in the second quarter of 1994 at a price of $22.63 per share. In the second quarter of 1993, the Company sold 60,000 shares of common stock to senior officers at a price of $32.25 per share. The selling price in both cases was the market price on the date of sale. These transactions, amounting to $1.6 million and $1.9 million, respectively, were financed by loans to the individuals by financial institutions. These loans have been guaranteed by the Company.

                                7 of 10

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     For the quarter ended September 30, 1994, the Company sustained a net loss of $.3 million or $.01 per share. This compares with net income of $9.7 million or $.48 per share for the third quarter of 1993. During this most recent quarter, the Company took a pre-tax charge against earnings of $5.3 million or the equivalent of $.16 per share relating to a restructuring charge. This involved the immediate reduction of approximately 7% of the Company work force, and the write-off of fixed assets relating to discontinued products.
For the first nine months of 1994, net income was $8.5 million or $.43 per share as compared with net income of $19.1 million or $.94 per share for the first nine months of 1993. In the first quarter of 1993, the Company adopted three new accounting standards; Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The effect of adopting the new accounting standards was a net charge against earnings of $3.2 million or $.16 per share.

     Net sales in the third quarter amounted to $132.6 million, a 2.6% increase versus a year ago. Volume gains of ARM & HAMMER(registered trademark) Powder Laundry Detergent, the newly introduced ARM & HAMMER Deodorant Anti-Perspirant and international sales of ARM & HAMMER DENTAL CARE(registered trademark) were responsible for the higher sales during the quarter. These gains were partially offset by lower domestic unit volume of ARM & HAMMER DENTAL CARE, ARM & HAMMER Liquid Laundry Detergent and the reduced price strategy implemented in late 1993 on ARM & HAMMER Powder Laundry Detergent. Specialty Product sales were essentially unchanged from the same period of a year ago.

     Net sales for the first nine months of 1994 were $374.7 million, representing a 2.3 percent decline from a year ago. This is primarily due to lower domestic unit volume of ARM & HAMMER DENTAL CARE, ARM & HAMMER Liquid Laundry Detergent, and the price reduction on ARM & HAMMER Powder Laundry Detergent, partially offset by volume associated with ARM & HAMMER Deodorant Anti-Perspirant, ARM & HAMMER Powder Laundry Detergent, and sales of
ARM & HAMMER DENTAL CARE internationally. The Specialty Products Division net sales were slightly lower than in 1993, as a result of lower unit volume of MEGALAC(registered trademark) Rumen Bypass Fat, somewhat offset by gains of performance sodium bicarbonate.

     The Company's gross margin was 45.3 percent in the third quarter and 44.1 percent for the first nine months of 1994. This compares with 46.4 percent and
46.9 percent in the corresponding quarter and nine months of last year. These lower margins primarily resulted from the price reduction on ARM & HAMMER Powder Laundry Detergent and lower volume of high margin ARM & HAMMER DENTAL CARE.

     Selling, general and administrative costs increased by $10.7 million and $.9 million in the third quarter and for the first nine months of 1994, respectively as compared with the same periods a year ago. The increase in costs during the quarter was primarily the result of introductory advertising and promotion for ARM & HAMMER Deodorant Anti-Perspirant. For the nine months, introductory marketing support for ARM & HAMMER Deodorant Anti-Perspirant and ARM & HAMMER DENTAL CARE in the U.K. were largely offset by lower advertising and promotion for ARM & HAMMER DENTAL CARE domestically and ARM & HAMMER Carpet Deodorizer.

Other Income/Expense

     Investment income decreased in the current quarter and year-to-date as compared to the corresponding periods of last year as a result of a decrease in the amounts available for investment. Interest payments were higher in the current quarter and year-to-date as compared to the same periods of last year due to an increase in short-term borrowing.

                                8 of 10

                        MANAGEMENT'S DISCUSSION AND ANALYSIS


Restructuring Charge

     On September 28, the Company announced that third quarter and full-year earnings would fall substantially short of expectations due to weakness in the sales of existing businesses and the heavy financial burden of new product introductions. As a result, management decided to trim operating costs principally through the immediate layoff of 52 employees and the elimination of a number of vacant positions that existed as of that date. These reductions amounting to $4.0 million, together with the write-off of fixed assets of $1.3 million related to discontinued products resulted in a pre-tax charge of $5.3 million in the third quarter. It is anticipated that the charge related to the work force reduction will be fully recognized through operating cash flows over the ensuing twelve months.

Income Taxes

     The effective tax rate for the first nine months of 1994 was 37.3 percent, down from 39.1 percent for the same period of 1993. This is primarily due to tax benefits on foreign operating results which were recognized at higher effective rates than the Company's domestic effective tax rate, and the effect of permanent tax differences in relation to the current year's significantly lower pre-tax income.

Liquidity and Capital Resources
          The Company considers cash and short-term investments as the principal measurement of its liquidity. At September 30, 1994, cash including cash equivalents and short-term investments totaled $7.1 million as compared to $9.6 million at December 31, 1993.

     During the first nine months of 1994, operating activities generated positive cash flows of $8.6 million. The Company received $7.4 million in distributions from its Armand Products joint venture, increased its short-term borrowings by $22.5 million and received $1.6 million in connection with the sale of Company stock to senior officers. Significant expenditures include additions to property, plant and equipment of $21.5 million, the purchase of 676,000 shares of Company common stock for the treasury totaling $14.6 million and the payment of cash dividends of $6.5 million.



                          PART II - Other Information


Item 6.     Exhibits and Reports on Form 8-K

     (a)    (27) Financial Data Schedule.

     (b) No reports on Form 8-K were filed for the three months ended September 30, 1994.



                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CHURCH & DWIGHT CO.,INC.
                                         (REGISTRANT)

DATE:    November 11, 1994               /s/Anthony P. Deasey
                                         ANTHONY P. DEASEY
                                         VICE PRESIDENT FINANCE


DATE:    November 11, 1994               /s/Mark L. Stolp
                                         MARK L. STOLP
                                         CONTROLLER


                                10 of 10