Form 10-K
CHURCH & DWIGHT CO INC /DE/
filed 1995-03-29
CIK 313927

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ---------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994      COMMISSION FILE NUMBER 1-10585

                               ---------------

                           CHURCH & DWIGHT CO., INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                          13-4996950
(State of incorporation)                    (I.R.S. Employer Identification No.)

469 NORTH HARRISON STREET, PRINCETON, NEW JERSEY                      08543-5297
   (Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (609) 683-5900

                               ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                                ON WHICH REGISTERED
    Common Stock, $1 par value                          New York Stock Exchange
  Preferred Stock Purchase Rights                       New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

                               ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes   X         No
                                        -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of February 24, 1995, 19,531,735 shares of Common Stock held by non-affiliates were outstanding with an aggregate market value of approximately $356 million. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on February 24, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        PARTS II AND IV           Portions of registrant's 1994 Annual Report
                                  to Stockholders.


        PART III Portions of registrant's Notice of Annual Meeting to be held on May 11, 1995 and Proxy Statement.

================================================================================

                              TABLE OF CONTENTS

                                     PART I

ITEM                                                                                             PAGE
1.   Business                                                                                    - 1 -
2.   Properties                                                                                  - 6 -
3.   Legal Proceedings                                                                           - 6 -
4.   Submission of Matters to a Vote of Security Holders                                         - 6 -


                                    PART II

5.   Market for the Registrant's Common Equity and Related Stockholder Matters                   - 7 -
6.   Selected Financial Data                                                                     - 7 -
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations       - 7 -
8.   Financial Statements and Supplementary Data                                                 - 7 -
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        - 7 -


                                    PART III

10.  Directors and Executive Officers of the Registrant                                          - 7 -
11.  Executive Compensation                                                                      - 7 -
12.  Security Ownership of Certain Beneficial Owners and Management                              - 7 -
13.  Certain Relationships and Related Transactions                                              - 7 -


                                    PART IV

14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K                              - 8 -

                                     PART I

ITEM 1.     BUSINESS

     The Company was founded in 1846 and is the world's leading producer of sodium bicarbonate, popularly known as baking soda, a versatile chemical which performs a broad range of functions such as cleaning, deodorizing, leavening and buffering. The Company specializes in sodium bicarbonate and sodium bicarbonate-based products, along with other products which use the same raw materials or technology or are sold into the same markets.

     The Company sells its products, primarily under the ARM & HAMMER(R) trademark, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors. ARM & HAMMER is the registered trademark for a line of consumer products which includes ARM & HAMMER Baking Soda, ARM & HAMMER DENTAL CARE(R), ARM & HAMMER Carpet Deodorizer, ARM & HAMMER Deodorizing Air Freshener, ARM & HAMMER Powder and Liquid Laundry Detergent and ARM & HAMMER Deodorant Anti-Perspirant with Baking Soda. The ARM & HAMMER trademark is also used for a line of chemical products, the most important of which are sodium bicarbonate, ammonium bicarbonate, sodium sesquicarbonate, ARM & HAMMER MEGALAC(R) Rumen Bypass Fat and ARMEX(R) Blast Media. In 1994, consumer products represented 80% and specialty products 20% of the Company's sales. The Company does approximately 95% of its business in the U.S. and Canada.

CONSUMER PRODUCTS

     PRINCIPAL PRODUCTS

     The Company's founders first marketed baking soda in 1846 for use in home baking. The ARM & HAMMER trademark was adopted in 1878. Today, this product is known for a wide variety of uses in the home, including as a refrigerator and freezer deodorizer, scratchless cleaner and deodorizer for kitchen surfaces and cooking appliances, bath additive, dentifrice, cat litter deodorizer, and swimming pool pH stabilizer. The Company estimates that a majority of U.S. households have a box of baking soda on hand. Although no longer the Company's largest brand, ARM & HAMMER Baking Soda remains the leading brand in terms of consumer recognition of the brand name and its reputation for quality and value.

     The deodorizing properties of baking soda have since led to the development of several other household products; ARM & HAMMER Carpet Deodorizer and ARM & HAMMER Deodorizing Air Freshener are both available in a variety of fragrances. In 1992, the Company launched ARM & HAMMER Cat Litter Deodorizer, a scented baking soda product targeted to cat-owning households and veterinarians.

     The Company's largest consumer business today is in the laundry detergent market. The ARM & HAMMER brand name has been associated with this market since the last century when ARM & HAMMER Super Washing Soda was first introduced as a heavy-duty laundry and household cleaning product. The Company today makes products for use in various stages of the laundry cycle.

     ARM & HAMMER Laundry Detergents, in both powder and liquid forms, have been available nationally since the early 1980's. The Company markets these brands as value products, priced at a 15 to 20 percent discount from market leaders. Early 1993, ARM & HAMMER Powder Laundry Detergent was restaged with a new formulation containing ACTIVATED BAKING SODA(TM). At the same time, the Company introduced ARM & HAMMER Free Powder Laundry Detergent, a perfume- and dye-free formulation. Similarly, a companion product, ARM & HAMMER Liquid Laundry Detergent, was converted to a new concentrated formula in 1993, and is also available in regular and perfume- and dye-free forms.

     In 1992, the Company completed the national expansion of another laundry product, ARM & HAMMER FRESH & SOFT(R) Dryer Sheets. This product stops static cling, and softens and freshens clothes. ARM & HAMMER Super Washing Soda is promoted as a detergent booster and bleach substitute.

     ARM & HAMMER Baking Soda has long been used as a dentifrice. Its mild action cleans and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties have led to the development of a complete line of sodium bicarbonate-based dentifrice products: ARM & HAMMER DENTAL CARE, The Baking Soda Tooth Powder; ARM & HAMMER DENTAL CARE, The Baking Soda Toothpaste; ARM & HAMMER DENTAL CARE Gel; ARM & HAMMER DENTAL CARE Tartar Control Formula; and ARM & HAMMER DENTAL CARE Tartar Control Gel. Both the Toothpaste and Tooth Powder have been in national distribution since 1988. ARM & HAMMER DENTAL CARE Gel and ARM & HAMMER DENTAL CARE Tartar Control Formula were introduced in the latter part of 1990 and 1991, respectively. ARM & HAMMER Tartar Control Gel was launched nationally in 1992. Late in 1994, ARM & HAMMER PEROXICARE(R), a baking soda and peroxide toothpaste was introduced nationally.

     During the first quarter of 1994, the Company launched nationally a new personal care product, ARM & HAMMER Deodorant Anti-perspirant with Baking Soda. This new product is available in scented and unscented stick and roll-on forms.

     COMPETITION

     The markets for retail consumer products are highly competitive. ARM & HAMMER Baking Soda competes with generic and private label brands of grocery chains. ARM & HAMMER DENTAL CARE, ARM & HAMMER Carpet Deodorizer, ARM & HAMMER Deodorant Anti-Perspirant and ARM & HAMMER Deodorizing Air Freshener compete with other nationally advertised brands.

     The Company's laundry products, ARM & HAMMER Powder Laundry Detergent, ARM & HAMMER Liquid Laundry Detergent, ARM & HAMMER Super Washing Soda, and ARM & HAMMER FRESH & SOFT Dryer Sheets, all have small shares in large markets dominated by major consumer packaged goods companies. Despite its relatively small size, the Company has maintained its position in the laundry detergent market in recent years.

     All of the Company's products are competitively priced and receive strong support in the form of trade and consumer promotion. In addition, the Company advertises certain products on national television.

     DISTRIBUTION

     The Company's consumer products are primarily marketed throughout the United States and Canada and sold through supermarkets, mass merchandisers and drugstores. The Company employs a regional sales force which operates primarily through independent food brokers in each market. The products are stored in public warehouses and either picked up by customers or distributed by independent trucking companies.

SPECIALTY PRODUCTS

     PRINCIPAL PRODUCTS

     The Company's specialty products business primarily consists of the manufacture and sale of sodium bicarbonate in a range of grades and granulations for use in industrial and agricultural markets. In industrial markets, sodium bicarbonate is used as a leavening agent for commercial baked goods, an antacid in pharmaceuticals, a carbon dioxide release agent in fire extinguishers, and as an alkaline agent in swimming pool chemicals, detergents and various textile and tanning applications. A special grade of sodium bicarbonate, as well as sodium sesquicarbonate, is sold to the animal feed market for use as a buffer, or antacid, for dairy cattle.

     The Company is the sole U.S. producer of ammonium bicarbonate, which is primarily used as a leavening agent in the food industry, and produces other chemicals related to sodium bicarbonate.

     During 1994, the Company increased its ownership position in Brotherton Chemicals Ltd., a British producer of ammonium bicarbonate and other chemicals sold to the food and agricultural markets, from 95% to 100%.

     MEGALAC Rumen Bypass Fat is a nutritional supplement made from natural oils which allows cows to maintain energy levels during the period of high-milk production, resulting in improved milk yields and minimal weight loss. The product and the trademark MEGALAC are licensed from a British company, Volac Ltd.

     ARMEX Blast Media is a small but rapidly developing product line of formulations designed for the removal of a wide variety surface coatings. This product which is used in conjunction with the Company's ACCUSTRIP SYSTEM(TM) Delivery Device provides an environmentally safe alternative to existing processes such as sand blasting and chemical stripping.

     In 1986, the Company along with a subsidiary of Occidental Petroleum Corporation formed Armand Products Company, an equally owned joint venture partnership that produces and markets potassium carbonate and potassium bicarbonate. Potassium chemicals have some characteristics akin to the Company's existing product line, and the Company hopes to develop new applications in much the same way it broadened the uses of sodium bicarbonate.

     COMPETITION

     The sodium bicarbonate industry continues to be affected by competition from domestic sodium bicarbonate producers and imports. In agricultural markets, sodium bicarbonate also competes with several alternative buffer products. During 1992, the structure of the sodium bicarbonate industry changed as two competitors merged and closed one production site in the process. North American Chemicals continues to gain market penetration in the commodities sector of the sodium bicarbonate market with nahcolite, a naturally-occurring form of low-grade sodium bicarbonate. The Company's position in this market has essentially remained the same despite these adverse conditions.

     The Company competes primarily on the basis of its product quality, grade availability and reliability of supply from a two-plant manufacturing system. Pricing is a major competitive factor for animal feed and other less specialized grades of sodium bicarbonate.

     In 1994, two competitors recently added a combined total of 50,000 tons of potassium carbonate capacity, thus ending Armand Products position as the sole North American producer of potassium carbonate. These events have been anticipated for some time, but it is impossible to predict the extent to which these developments will impact this business.

     DISTRIBUTION

     The Company markets sodium bicarbonate and other chemicals to industrial and agricultural customers throughout the United States and Canada. Distribution is accomplished through regional sales offices and manufacturer's representatives augmented by the sales personnel of independent distributors throughout the country.

     RAW MATERIALS AND SOURCES OF SUPPLY

     The Company manufactures sodium bicarbonate for its consumer and industrial markets at its two plants located at Green River, Wyoming and Old Fort, Ohio.

     The production of sodium bicarbonate requires two basic raw materials, soda ash and carbon dioxide. The primary source of soda ash used by the Company is the mineral, trona, which is found in abundance in southwestern Wyoming, near the Company's Green River plant. The Company has acquired a number of leases allowing it to extract these trona deposits.

     The Company is party to a partnership agreement with General Chemical Corporation who mines and processes certain trona reserves owned by each of the two Companies in Wyoming. Through the partnership and related agreements, the Company obtains a substantial amount of its soda ash requirements, enabling the Company to achieve some of the economies of an integrated business capable of producing sodium bicarbonate and related products from the basic raw material. The Company also has an agreement for the long term supply of trona from another company.

     The Company presently uses light soda ash in the manufacture of its ARM & HAMMER Powder Laundry Detergent in its Syracuse, New York plant. Light soda ash is obtained under a one-year supply agreement which is automatically renewable on a year to year basis. This agreement terminates upon one year's written notice by either company. At the Syracuse plant and the Green River, Wyoming plant, the Company also produces Laundry Detergent Powder employing a process utilizing raw materials readily available from a number of sources.

     The partnership agreement and other supply agreements between the Company and General Chemical terminate upon two years notice by either company. The Company believes that alternative sources of supply are available.

     The Company obtains its supply of the second basic raw material, carbon dioxide, in Green River and Old Fort, under long-term supply contracts. The Company believes that its sources of carbon dioxide, and other raw and packaging materials, are adequate.

     During 1995, a liquid laundry detergent facility is being constructed at the Company's Syracuse, New York Plant. This new plant will be capable of producing a substantial amount of the Company's liquid laundry detergent requirements. Prior to this, all of the Company's ARM & HAMMER Liquid Laundry Detergent was contract manufactured. ARM & HAMMER FRESH & SOFT Dryer Sheets, ARM & HAMMER Deodorizing Air Freshener and ARM & HAMMER Deodorant Anti-perspirant are also contract manufactured for the Company under various agreements. Alternative sources of supply are available in case of disruption or termination of the agreements.

     The main raw material used in the production of potassium carbonate is liquid potassium hydroxide. Armand Products obtains its supply of liquid potassium hydroxide under a long-term supply arrangement.

     PATENTS AND TRADEMARKS

     The Company's ARM & HAMMER trademark is registered with the United States Patent and Trademark Office and also with the trademark offices of many foreign countries. It has been used by the Company since the late 1800's, and is a valuable asset and important to the successful operation of the Company's business.

     SEASONALITY

     It appears that the Company's sales are principally affected by marketing and promotion activities rather than seasonal factors.

     CUSTOMERS AND ORDER BACKLOG

     No material part of the Company's business is dependent upon either a single customer or a few customers.

     The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

     RESEARCH & DEVELOPMENT

     The Company's Research and Development Department is engaged in work on product development, process technology and basic research. During 1994, approximately $20,594,000 was spent on research activities as compared to $21,172,000 in 1993 and $17,826,000 in 1992.

     ENVIRONMENT

     Similar to other manufacturers, the Company's operations are subject to federal, state and local regulations governing air emissions, waste and steam discharges, and solid and hazardous waste management activities. The Company continues to take all steps required to comply with such regulations. These steps include annual environmental audits of each Company facility. The audits, conducted by an independent engineering concern with expertise in the area of environmental compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state and local regulations. The Company believes that existing promulgated environmental regulations will not have any material adverse effect with regard to the Company's capital expenditures, earnings or competitive position. No material capital expenditures relating to environmental control are anticipated.

     EMPLOYEES

     At December 31, 1994, the Company had 1,028 employees. The Company is party to a labor contract with the United Steelworkers of America covering approximately sixty hourly employees at its Syracuse, New York plant which continues until July 1, 1997. Labor relations have been good.

   LINES OF BUSINESS AND CLASSES OF PRODUCTS

   The Company's operations constitute one business segment. The chart set forth below shows the percentage of the Company's net sales contributed by each group of products marketed by the Company during the period from January 1, 1990 through December 31, 1994.


                                                        % of Net Sales
                                        ------------------------------------------------
                                        1994       1993       1992       1991       1990
                                        ----       ----       ----       ----       ----
       Consumer Products                 80         81         82         83         81

       Specialty Products                20         19         18         17         19

ITEM 2.     PROPERTIES

     The executive offices and research and development facilities are owned by the Company and are located on 22 acres of land in Princeton, New Jersey, with approximately 72,000 square feet of office and laboratory space. In addition, the Company leases space in two buildings adjacent to this facility which contain approximately 90,000 square feet of office space. The Company also leases regional sales offices in various locations throughout the United States.

     At Syracuse, New York the Company owns a 16 acre site on which a group of connected buildings containing approximately 270,000 square feet of floor space are located. This plant is used primarily for the manufacture and packaging of consumer products. Adjacent to this, the Company also owns a one acre site where it manufactures ammonium bicarbonate in a 14,000 square foot building.

     The Company's plant in Green River, Wyoming is located on 112 acres of land owned by the Company. The plant and related facilities contain approximately 273,000 square feet of floor space. The plant was constructed in 1968 and has since been expanded to a current capacity of 190,000 tons of sodium bicarbonate per year.

     The Company's plant in Old Fort, Ohio is located on 75 acres of land owned by the Company. The plant and related facilities contain approximately 208,000 square feet of floor space. The plant was completed in 1980 and has since been expanded to a capacity of 210,000 tons of sodium bicarbonate per year. The last expansion was completed in the spring of 1994.

     The Company maintains an operating facility in Taylors, South Carolina, for the manufacturing and packaging of its dentifrice products in a 117,000 square foot building. The facility is located on 6 acres of land owned by the Company.

     In Ontario, Canada, the Company owns a 26,000 square foot distribution center which was previously the site of a packaging plant servicing Canadian markets. In 1994, the manufacturing activities were transferred to the Company's United States facilities. The principal office of the Canadian subsidiary
(which is leased) is located in Toronto.

     Brotherton Chemical Ltd. operates a 71,000 square foot manufacturing facility in Wakefield, England on about 7 acres of land.

     The Company's Venezuela subsidiary, Industrias Bicarbon De Venezuela S.A., is currently completing construction of a new 11,000 ton sodium bicarbonate plant. The plant is expected to be operational in early 1995.

     The Armand Products partnership, in which the Company has a 50% interest, owns and operates a potassium carbonate manufacturing plant located in Muscle Shoals, Alabama. This facility contains approximately 53,000 square feet of floor space and has a capacity of 103,000 tons of potassium carbonate per year.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is subject to claims and litigation in the ordinary course of its business, but does not believe that any such claim or litigation will have a material adverse effect on the business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1994.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     The Company's common stock is traded on the New York Stock Exchange (symbol: "CHD"). Refer to Page 20 of the Annual Report which is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

     Refer to Page 16 of the Annual Report which, in so far as the data for the years 1990 through 1994 are concerned, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Refer to Financial Review Pages 17-20 of the Annual Report which are incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to Pages 21-34 of the Annual Report which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This item is omitted because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1994, which proxy statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

     This item is omitted because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1994, which proxy statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is omitted because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1994, which proxy statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is omitted because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1994, which proxy statement is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.      FINANCIAL STATEMENTS

     The following financial statements are incorporated herein by reference to the Annual Report to Security Holders:

                                                                             Page of
                                                                          Annual Report
                                                                          -------------
            Consolidated Statements of Income for each of the three            21
            years ended December 31, 1992 - 1994

            Consolidated Balance Sheets at December 31, 1993 and 1994          22

            Consolidated Statements of Cash Flow for each of the three         23
            years ended December 31, 1992 - 1994

            Consolidated Statements of Stockholders' Equity for each of        24
            the three years ended December 31, 1992 - 1994

            Notes to Financial Statements                                    25-34

            Independent Auditors' Report                                       35


(a) 2.   FINANCIAL STATEMENT SCHEDULE

    Included in Part IV of this report:

            Independent Auditors' Report on Schedule

            For the three years ended December 31, 1994:

            Schedule VIII - Valuation and Qualifying Accounts

    Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)  3.       EXHIBITS

    (3)       (a)   Restated Certificate of Incorporation including
                    amendments has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1989, which is incorporated by reference.

              (b) By-Laws have previously been filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1985, which is incorporated herein by reference.

    (4) The Company is party to a Loan Agreement dated May 31, 1991 with the New Jersey Economic Development Authority. The principal amount of the loan thereunder is less than ten percent of the Company's consolidated assets. The Company will furnish a copy of said agreement to the Commission upon request.

    (10)      (a)   Supply Agreement between Church & Dwight Co., Inc. and
                    ALCAD Partnership for supply of soda ash. This document is not attached hereto but has been separately submitted to the Securities and Exchange Commission which has approved the Company's application under rule 24b-2 for privileged and confidential treatment thereof.

                    COMPENSATION PLANS AND ARRANGEMENTS

              (b) Indemnification Agreement for directors, and certain officers, employees, agents and fiduciaries, which was approved by stockholders at the Annual Meeting of Stockholders on May 7, 1987, and was included in the Company's definitive Proxy Statement dated April 6, 1987 which is incorporated herein by reference.

              (c) Stockholder Rights Agreement dated April 27, 1989, between Church & Dwight Co., Inc. and Manufacturers Hanover Trust Company, has been previously filed on April 28, 1989 with the Securities and Exchange Commission in the Company's Form 8-K, which is incorporated herein by reference.

              (d) The Company's 1983 Stock Option Plan, which was approved by stockholders at the Annual Meeting of Stockholders on May 5, 1983, and was included in the Company's definitive Proxy Statement dated April 4, 1983 which is incorporated herein by reference.

              (e) Restricted Stock Plan for Directors which was approved by stockholders at the Annual Meeting of Stockholders on May 7, 1987, and was included in the Company's definitive Proxy Statement dated April 6, 1987 which is incorporated herein by reference.

              (f) Church & Dwight Co., Inc. Deferred Compensation Plan and Agreement for Officers Amended and Restated as of January 1, 1988 has previously been filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1987, which is incorporated herein by reference.

              (g) Deferred Compensation Plan for Directors has previously been filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1987, which is incorporated herein by reference.

              (h) Employment Service Agreement with Senior Management of Church & Dwight Co., Inc. has previously been filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1990, which is incorporated herein by reference.

              (i) The Stock Option Plan for Directors which was approved by stockholders in May 1991, authorized the granting of options to non-employee directors. The full text of the Church & Dwight Co.,Inc. Stock Option Plan for Directors was contained in the definitive Proxy Statement filed with the Commission on April 2, 1991 and incorporated herein by reference.

              (j) A description of the Company's Incentive Compensation Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

              (k) Church & Dwight Co., Inc. Executive Stock Purchase Plan has previously been filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference.

              (l)   The 1994 Incentive Stock Option Plan.

    (11)      Computation of earnings per share.

    (13)      1994 Annual Report to Stockholders.

    (21)      List of the Company's subsidiaries.

(b)           REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1994.

              Copies of exhibits will be made available upon request and for a reasonable charge.

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Church & Dwight Co., Inc.
Princeton, New Jersey

We have audited the consolidated financial statements of Church & Dwight Co., Inc. and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 25, 1995; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Church & Dwight Co., Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP

January 25, 1995

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                        1994             1993             1992
                                                       ---------------------------------------
 ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Balance at beginning of year                       $752             $777             $561
                                                       ---------------------------------------
     Additions:
          Charged to expenses and costs                  700              184             921
                                                       ---------------------------------------
     Deductions:
          Amounts written off                            539              208             701
          Foreign currency translation adjustment          1                1               4
                                                       ---------------------------------------
                                                         540              209             705
                                                       ---------------------------------------
     BALANCE AT END OF YEAR                             $912             $752            $777
                                                       ---------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 1994.

                                             CHURCH & DWIGHT CO., INC.

                                             By:      /s/ Dwight C. Minton
                                                      -------------------------
                                                      Dwight C. Minton
                                                      Chairman of the Board and
                                                      Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Dwight C. Minton         Chairman of the Board, and
-------------------------    Chief Executive Officer
Dwight C. Minton                                               February 22, 1995




/s/ Anthony P. Deasey        Vice President Finance, and
-------------------------    Chief Financial Officer
Anthony P. Deasey            (Principal Financial Officer)

                                                               February 22, 1995





/s/ Mark L. Stolp            Controller
-------------------------    (Principal Accounting Officer)
Mark L. Stolp                                                  February 22, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Cyril C. Baldwin, Jr.              Director                February 22, 1995
-------------------------------
Cyril C. Baldwin, Jr.




/s/ William R. Becklean                Director                February 22, 1995
-------------------------------
William R. Becklean




/s/ Robert H. Beeby                    Director                February 22, 1995
-------------------------------
Robert H. Beeby




/s/ Rosina B. Dixon, M.D.              Director                February 22, 1995
-------------------------------
Rosina B. Dixon, M.D.




/s/ J. Richard Leaman, Jr.             Director                February 22, 1995
-------------------------------
J. Richard Leaman, Jr.




/s/ John D. Leggett, III, Ph.D.        Director                February 22, 1995
-------------------------------
John D. Leggett, III, Ph.D.




/s/ Robert A. McCabe                   Director                February 22, 1995
-------------------------------
Robert A. McCabe




/s/ Dean P. Phypers                    Director                February 22, 1995
-------------------------------
Dean P. Phypers




/s/ Jarvis J. Slade                    Director                 February 22,1995
-------------------------------
Jarvis J. Slade



/s/ John O. Whitney                    Director                February 22, 1995
-------------------------------
John O. Whitney

                                EXHIBIT INDEX
                                -------------

Exhibit No.                      Description
-----------                     ------------
(a)  3.

    (3)       (a)   Restated Certificate of Incorporation including
                    amendments has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1989, which is incorporated by reference.

              (b) By-Laws have previously been filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1985, which is incorporated herein by reference.

    (4) The Company is party to a Loan Agreement dated May 31, 1991 with the New Jersey Economic Development Authority. The principal amount of the loan thereunder is less than ten percent of the Company's consolidated assets. The Company will furnish a copy of said agreement to the Commission upon request.

    (10)      (a)   Supply Agreement between Church & Dwight Co., Inc. and
                    ALCAD Partnership for supply of soda ash. This document is not attached hereto but has been separately submitted to the Securities and Exchange Commission which has approved the Company's application under rule 24b-2 for privileged and confidential treatment thereof.

                    COMPENSATION PLANS AND ARRANGEMENTS

              (b) Indemnification Agreement for directors, and certain officers, employees, agents and fiduciaries, which was approved by stockholders at the Annual Meeting of Stockholders on May 7, 1987, and was included in the Company's definitive Proxy Statement dated April 6, 1987 which is incorporated herein by reference.

              (c) Stockholder Rights Agreement dated April 27, 1989, between Church & Dwight Co., Inc. and Manufacturers Hanover Trust Company, has been previously filed on April 28, 1989 with the Securities and Exchange Commission in the Company's Form 8-K, which is incorporated herein by reference.

              (d) The Company's 1983 Stock Option Plan, which was approved by stockholders at the Annual Meeting of Stockholders on May 5, 1983, and was included in the Company's definitive Proxy Statement dated April 4, 1983 which is incorporated herein by reference.

              (e) Restricted Stock Plan for Directors which was approved by stockholders at the Annual Meeting of Stockholders on May 7, 1987, and was included in the Company's definitive Proxy Statement dated April 6, 1987 which is incorporated herein by reference.

              (f) Church & Dwight Co., Inc. Deferred Compensation Plan and Agreement for Officers Amended and Restated as of January 1, 1988 has previously been filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1987, which is incorporated herein by reference.

              (g) Deferred Compensation Plan for Directors has previously been filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1987, which is incorporated herein by reference.

              (h) Employment Service Agreement with Senior Management of Church & Dwight Co., Inc. has previously been filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1990, which is incorporated herein by reference.

              (i) The Stock Option Plan for Directors which was approved by stockholders in May 1991, authorized the granting of options to non-employee directors. The full text of the Church & Dwight Co.,Inc. Stock Option Plan for Directors was contained in the definitive Proxy Statement filed with the Commission on April 2, 1991 and incorporated herein by reference.

              (j) A description of the Company's Incentive Compensation Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

              (k) Church & Dwight Co., Inc. Executive Stock Purchase Plan has previously been filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference.

              (l)   The 1994 Incentive Stock Option Plan.

    (11)      Computation of earnings per share.

    (13)      1994 Annual Report to Stockholders.

    (21)      List of the Company's subsidiaries.