Form 10-Q
period 1995-03-31
CHURCH & DWIGHT CO INC /DE/
filed 1995-05-10
CIK 313927

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

 For the quarter ended March 31, 1995           Commission file No. 1-10585

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

                 Yes      X                               No

As of April 28, 1995, there were 19,544,095 shares of Common Stock outstanding.
                                  1 of 8

                      PART I - FINANCIAL INFORMATION

                CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                               (Unaudited)

                                                    Three Months Ended
(In thousands, except per share data)             March 31,     April 1,
                                                   1995          1994

Net Sales                                         $117,963      $111,511
Cost of sales                                       68,693        64,191
Gross profit                                        49,270        47,320
Selling, general and administrative expenses        49,520        45,542
Income/(Loss) from Operations                         (250)        1,778
Equity in joint venture income                       2,429         1,621
Investment income                                      264           189
Gain on disposal of product lines                      102           103
Other income                                            31           164
Interest expense                                      (438)          (24)
Income before taxes                                  2,138         3,831
Income taxes                                           995         1,412
Net Income                                           1,143         2,419
Retained earnings at beginning of period           167,901       170,434
                                                   169,044       172,853
Dividends paid                                       2,148         2,210
Retained earnings at end of period                $166,896      $170,643
Weighted average shares outstanding                 19,533        20,071
Earnings Per Share:
   Net income per share                               $.06          $.12

                                  2 of 8


                CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                    March 31,   December 31,
                                                      1995         1994
(Dollars in thousands)                             (Unaudited)

Assets
Current Assets
   Cash and cash equivalents                        $6,983        $4,659
   Short-term investments                                -         2,976
   Accounts receivable                              43,386        44,404
   Inventories (Note 2)                             51,908        54,683
   Deferred income taxes                            11,807        11,927
   Prepaid expenses                                  6,402         5,663
Total Current Assets                               120,486       124,312
Property, Plant and Equipment (Note 3)             140,506       138,460
Note Receivable from Joint Venture                  11,000        11,000
Equity Investment in Joint Venture                  14,091        13,868
Long-Term Supply Contracts                           4,256         4,391
Intangibles, principally Goodwill                    3,556         3,556
Total Assets                                      $293,895      $295,587

Liabilities and Stockholders' Equity
Current Liabilities
   Short-term borrowings                           $21,000       $25,000
   Accounts payable and accrued expenses            74,844        72,974
   Income taxes payable                              2,489         1,802
Total Current Liabilities                           98,333        99,776
Long-Term Debt                                       7,500         7,500
Deferred Income Taxes                               20,193        19,994
Deferred Income                                        236           339
Deferred Liabilities                                 1,293         1,176
Nonpension Postretirement
   and Postemployment Benefits                      13,085        12,861

Stockholders' Equity
Preferred Stock - $1 par value
   Authorized 2,500,000 shares, none issued              -             -
Common Stock - $1 par value
   Authorized 100,000,000 shares, issued
   23,330,494 shares                                23,330        23,330
Additional paid-in capital                          32,835        32,823
Retained earnings                                  166,896       167,901
Cumulative translation adjustments                    (608)         (741)
                                                   222,453       223,313
Less common stock in treasury, at cost -
   3,787,799 shares in 1995 and
   3,803,659 shares in 1994                         69,198        69,372
Total Stockholders' Equity                         153,255       153,941
Total Liabilities and Stockholders' Equity        $293,895      $295,587

                                  3 of 8


                CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Unaudited)

                                                    Three Months Ended
                                                    March 31,   April 1,
(Dollars in thousands)                                1995        1994

Cash Flow From Operating Activities
Net Income                                          $1,143        $2,419

Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation, depletion and amortization       3,211         3,143
      Deferred income taxes                            313        (2,054)
      Equity in joint venture income                (2,429)       (1,621)
      Gain on asset disposals                         (102)         (103)
      Other                                              8           (87)

Change in assets and liabilities:
      Decrease in short-term investments             2,976         2,000
      (Increase) decrease in accounts receivable     1,084        (3,102)
      (Increase) decrease in inventories             2,805        (2,280)
      (Increase) in prepaid expenses                  (736)       (1,164)
      Increase (decrease) in accounts payable        1,815        (1,714)
      Increase in income taxes payable                 682         5,584
      Increase in other liabilities                    340           225
Net Cash Provided By Operating Activities           11,110         1,246

Cash Flow From Investing Activities
Additions to property, plant and equipment          (5,031)       (5,763)
Distributions from joint venture                     2,207         1,517
Net Cash Used In Investing Activities               (2,824)       (4,246)

Cash Flow From Financing Activities
Short-term borrowing/(repayments)                   (4,000)        8,000
Payment of cash dividends                           (2,148)       (2,210)
Proceeds from stock options exercised                  217           124
Purchase of treasury stock                             (31)       (2,427)
Net Cash Provided by (Used In) Financing Activities (5,962)        3,487

Net Change In Cash and Cash Equivalents              2,324           487
Cash And Cash Equivalents At Beginning Of Year       4,659         5,581
Cash And Cash Equivalents At End Of Period          $6,983        $6,068

                                  4 of 8


                CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



1. The consolidated balance sheet as of March 31, 1995, the consolidated statements of income and retained earnings for the three months ended March 31, 1995 and April 1, 1994, and the consolidated statements of cash flow for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 31, 1995 and for all periods presented have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

2.     Inventories consist of the following:        March 31,   Dec. 31,
       (in thousands)                                 1995        1994

Raw materials and supplies                           $12,068     $12,237
Work in process                                          131         103
Finished goods                                        39,709      42,343
                                                     $51,908     $54,683

3.     Property, Plant and Equipment
       consist of the following:                   March 31,     Dec. 31,
       (in thousands)                                1995          1994
Land                                                $3,110        $3,107
Buildings and improvements                          59,895        59,874
Machinery and equipment                            135,722       135,188
Office equipment and other assets                   13,355        13,324
Mineral rights                                       5,020         5,020
Construction in progress                            10,433         5,859
                                                   227,535       222,372
Less accumulated depreciation and amortization      87,029        83,912
Net Property, Plant and Equipment                 $140,506      $138,460

                                  5 of 8

4.     Equity Investment in Joint Venture

The following table reflects summarized financial information for the Armand Products Company joint venture. The Company accounts for its 50 percent interest in the joint venture under the equity method. Product and services are provided to the Armand Products Company by the joint venture partners at cost. As a result, the following information would not be indicative of the financial position or results of operation had the joint venture operated on a stand-alone basis.

                                                    Three Months Ended
                                                  March 31,      April 1,
(in thousands)                                      1995          1994

Net sales                                          $13,298       $10,803
Gross profit                                         5,447         3,818
Net income                                           4,632         3,016
Company's share in net income                        2,316         1,508
Elimination of Company's share
   of intercompany interest expense                    113           113
Equity in joint venture income                      $2,429        $1,621

5.     Restructuring Charge

In 1993 and 1994 the Company recorded restructuring charges in connection with a cost reduction program and the write-off of assets related to discontinued products and plant consolidations. Components of the outstanding reserve balances included in accounts payable and accrued expenses consist of the following:

                              Reserves at       Disposals/      Reserves at
(in thousands)             December 31, 1994     Payments     March 31, 1995
Fixed asset removal
   and demolition                $992              $144            $848
Severance and related           2,154             1,062           1,092
Other                           1,233                 -           1,233
                               $4,379            $1,206          $3,173

6. Net income per share is computed based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded because their effect was not material.

                                  6 of 8

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

For the quarter ended March 31, 1995, net income was $1.1 million or $.06 per share. This compares with $2.4 million or $.12 per share for the first quarter of 1994.

Net sales for the quarter were $118.0 million, representing an increase of $6.5 million or 5.8% versus the same period of 1994. The increase is primarily due to unit volume associated with ARM & HAMMER (registered trademark) Deodorant Anti-Perspirant, which was in the early stages of its national introduction a year ago, and increased unit volume of ARM & HAMMER Powder Laundry Detergent. These increases were partially offset by lower sales of ARM & HAMMER Liquid Laundry Detergent and lower unit volume of ARM & HAMMER DENTAL CARE (registered trademark). Specialty Product sales increased as well, led by a strong performance of the Company's Brotherton Speciality Products Ltd. subsidiary in the U.K., offset by weakness in the agricultural business due to a very competitive low-end marketplace.

Gross margin was 41.8% in the first quarter, as compared with 42.4% in the first quarter of 1994. This decline is primarily due to a weaker product mix associated with lower unit volume of ARM & HAMMER DENTAL CARE, and to a lesser extent, higher manufacturing costs.

Selling, general and administrative expenses were up $4.0 million or 8.7% in the current quarter compared to a year ago mostly due to higher levels of advertising and promotion in support of ARM & HAMMER DENTAL CARE and ARM & HAMMER Deodorant Anti-Perspirant. This increase was somewhat offset by lower promotion costs associated with concentrated ARM & HAMMER Liquid Laundry Detergent which was first being introduced in the same period last year.

The Company's Armand Products Company joint venture had a very strong quarter with sales increasing by 23% resulting in a $.8 million increase in equity earnings compared to the first quarter of 1994.

Interest payments were significantly higher in the first quarter as compared to the first quarter of a year ago as a result of an increase in short-term borrowing, while investment income was flat.

The effective tax rate for the current quarter was 46.5%, up from 36.9% from a year ago. This increase reflects the impact of foreign operating losses for which tax benefits were not recognizable.

Liquidity and Capital Resources

The Company considers cash and short-term investments as the principal measurement of its liquidity. At March 31, 1995, cash including cash equivalents and short-term investments totaled $7.0 million as compared to $7.6 million at December 31, 1994.

During the first quarter of 1995, the Company generated $11.1 million of positive cash flow from operating activities and received $2.2 million in distributions from its Armand Products joint venture. Significant expenditures included additions to property, plant and equipment of $5.0 million, the payment of cash dividends of $2.1 million, and the repayment of $4.0 million of short-term borrowings.

                         PART II - Other Information

Item 6.     Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed for the three months ended March 31, 1995.

                                  7 of 8

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHURCH & DWIGHT CO.,INC.
                                             (REGISTRANT)

DATE:  May 5, 1995                            /s/  Anthony P. Deasey
                                              ANTHONY P. DEASEY
                                              VICE PRESIDENT FINANCE


DATE:   May 5, 1995                           /s/  Mark L. Stolp
                                              MARK L. STOLP
                                              CONTROLLER

                                  8 of 8