Form 10-Q
period 1995-06-30
CHURCH & DWIGHT CO INC /DE/
filed 1995-08-10
CIK 313927

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 1995    Commission file No. 1-10585




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

       Yes     X                       No

As of July 28, 1995, there were 19,579,570 shares of Common Stock outstanding.


                                   1 of 9

                         PART I - FINANCIAL INFORMATION

                  CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)


                             Three Months Ended   Six Months Ended
                               June 30,   July 1  June 30,  July 1,
(In thousands, except per share)  1995    1994      1995      1994

Net Sales                   $128,980  $130,656  $246,943  $242,167
Cost of sales                 75,253    72,858   143,946   137,049
Gross profit                  53,727    57,798   102,997   105,118
Selling, general and
  administrative expenses     47,002    49,393    96,522    94,935
Income from Operations         6,725     8,405     6,475    10,183
Equity in joint venture income 2,253     2,194     4,682     3,815
Investment income                267       175       531       364
Gain on disposal of
  product lines                  103       102       205       205
Other income/(expense)            46       (50)       77       114
Interest expense                (387)     (244)     (825)     (268)
Income before taxes            9,007    10,582    11,145    14,413


Income taxes                   3,365     4,194    4,360      5,606

Net Income                     5,642     6,388    6,785      8,807

Retained earnings at
  beginning of period        166,896   170,643  167,901    170,434
                             172,538   177,031  174,686    179,241
Dividends paid                 2,153     2,141    4,301      4,351

Retained earnings at
  end of period             $170,385  $174,890  $170,385  $174,890
Weighted average shares
  outstanding                 19,559    19,673    19,546    19,872
Earnings Per Share:
  Net income per share          $.29      $.32      $.35      $.44

                                   2 of 9

                         CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                           June 30,    December 31,
                                            1995           1994
(Dollars in thousands)                    (Unaudited)
Assets
Current Assets
  Cash and cash equivalents                  $6,683         $4,659
  Short-term investments                      2,000          2,976
  Accounts receivable                        51,756         44,404
  Inventories (Note 2)                       50,492         54,683
  Deferred income taxes                      12,030         11,927
  Prepaid expenses                            6,854          5,663
Total Current Assets                        129,815        124,312
Property, Plant and Equipment (Note 3)      143,972        138,460
Note Receivable from Joint Venture           11,000         11,000
Equity Investment in Joint Venture           13,962         13,868
Long-Term Supply Contracts                    4,121          4,391
Intangibles, principally Goodwill             3,556          3,556
Total Assets                               $306,426       $295,587

Liabilities and Stockholders' Equity
Current Liabilities
  Short-term borrowings                     $24,824        $25,000
  Accounts payable and accrued expenses      77,232         72,974
  Income taxes payable                        3,696          1,802
Total Current Liabilities                   105,752         99,776
Long-Term Debt                                7,500          7,500
Deferred Income Taxes                        21,022         19,994
Deferred Income                                 134            339
Deferred Liabilities                          1,415          1,176
Nonpension Postretirement
    and Postemployment Benefits              13,511         12,861
Stockholders' Equity
Preferred Stock - $1 par value
  Authorized 2,500,000 shares, none issued        -              -
Common Stock - $1 par value
  Authorized 100,000,000 shares, issued
  23,330,494 shares                          23,330         23,330
Additional paid-in capital                   32,752         32,823
Retained earnings                           170,385        167,901
Cumulative translation adjustments             (607)          (741)
                                            225,860        223,313
Less common stock in treasury, at cost -
  3,750,924 shares in 1995 and
  3,803,659 shares in 1994                   68,768         69,372
Total Stockholders' Equity                  157,092        153,941
Total Liabilities and Stockholders' Equity $306,426       $295,587

                                   3 of 9

                      CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                               Six Months Ended
(Dollars in thousands)                         June 30,     July 1
                                                 1995        1994
Cash Flow From Operating Activities
Net Income                                      $6,785      $8,807

Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation, depletion and amortization       6,434       6,256
  Deferred income taxes                            921      (1,799)
  Equity in joint venture income                (4,682)     (3,815)
  (Gain) on asset disposals                       (205)       (205)
  Other                                             13        (217)

Change in assets and liabilities:
  Decrease in short-term investments                976      3,001
  (Increase) in accounts receivable              (7,286)   (11,280)
  (Increase)/decrease in inventories              4,246     (5,570)
  (Increase) in prepaid expenses                 (1,185)      (641)
  Increase in accounts payable                    4,196        702
  Increase in income taxes payable                1,893      5,348
  Increase in other liabilities                     889        509
Net Cash Provided By Operating Activities        12,995      1,096

Cash Flow From Investing Activities
Additions to property, plant and equipment      (11,614)   (13,117)
Investment in subsidiary                              -       (625)
Distributions from joint venture                  4,587      5,222
Net Cash Used In Investing Activities            (7,027)    (8,520)

Cash Flow From Financing Activities
Short-term borrowing/(repayments)                  (176)    24,300
Payment of cash dividends                        (4,301)    (4,351)
Proceeds from sale of common stock                    -      1,595
Proceeds from stock options exercised               564        458
Purchase of treasury stock                          (31)   (14,469)
Net Cash Provided by (Used In)
  Financing Activities                           (3,944)     7,533

Net Change In Cash and Cash Equivalents           2,024        109
Cash And Cash Equivalents At Beginning Of Year    4,659      5,581
Cash And Cash Equivalents At End Of Period       $6,683     $5,690

                                   4 of 9

                     CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1. The consolidated balance sheet as of June 30, 1995, the consolidated statements of income and retained earnings for the six months ended June 30, 1995 and July 1, 1994, and the consolidated statements of cash flow for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at June 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.


2.  Inventories consist of the following:
                                                June 30,  Dec. 31,
                                                  1995      1994
(in thousands)
Raw materials and supplies                      $13,058   $12,237
Work in process                                     124       103
Finished goods                                   37,310    42,343
                                                $50,492   $54,683

3.  Property, Plant and Equipment consist of the following:
                                                June 30,  Dec. 31,
                                                  1995     1994
(in thousands)
Land                                             $3,173    $3,107
Buildings and improvements                       60,055    59,874
Machinery and equipment                         137,938   135,188
Office equipment and other assets                13,420    13,324
Mineral rights                                    5,020     5,020
Construction in progress                         14,480     5,859
                                                234,086   222,372
Less accumulated depreciation and amortization   90,114    83,912
Net Property, Plant and Equipment              $143,972  $138,460

                                   5 of 9

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

                            Three Months Ended    Six Months Ended
(in thousands)               June 30,  July 1,  June 30,   July 1,
                              1995      1994      1995      1994
Net sales                    $13,456   $12,021  $26,754    $22,824
Gross profit                   5,114     4,973   10,561      8,791
Net income                     4,278     4,160    8,910      7,176

Company's share in net income  2,139     2,080    4,455      3,588
Elimination of Company's
  share of intercompany
  interest expense               114       114      227        227
Equity in joint venture
  income                      $2,253    $2,194   $4,682     $3,815

5.  Restructuring Charge

In 1993 and 1994 the Company recorded restructuring charges in connection with a cost reduction program and the write-off of assets related to discontinued products and plant consolidations. Components of the outstanding reserve balances included in accounts payable and accrued expenses consist of the following:

                         Reserves at     Disposals/     Reserves at
(in thousands)        December 31, 1994  Payments     June 30, 1995
Fixed asset removal
  and demolition             $992              $282          $710
Severance and related       2,154             1,843           311
Other                       1,233                 -         1,233
                           $4,379            $2,125        $2,254

6.  Subsequent Event

On July 27, 1995, the Company announced it will recognize in the third quarter a restructuring charge expected to be approximately $5.0 million pre-tax or $.15 per share primarily related to a reduction in workforce. It is anticipated that the charge will be fully recognized through operating cash flows over the ensuing twelve months.


7. Net income per share is computed based upon the weighted average number of common shares outstanding during the period.
Common equivalent shares have been excluded because their effect was not material.

                                   6 of 9

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               Results of Operations

     For the quarter ended June 30, 1995, net income was $5.6 million or $.29 per share. This compares with $6.4 million or $.32 per share for the same period of 1994. For the first six months of 1995, net income was $6.8 million or $.35 per share compared with $8.8 million or $.44 per share for 1994.

     Net sales in the second quarter were $129.0 million, a 1.3 percent decline versus a year ago. Volume gains of ARM & HAMMERR Deodorant Anti-Perspirant and the national introduction of ARM & HAMMER PEROXICARER tartar control toothpaste were more than offset by volume declines of ARM & HAMMER Powder Laundry Detergent, ARM & HAMMER Carpet Deodorizer and price discounting of
ARM & HAMMER Liquid Laundry Detergent. Specialty Products sales increased, led by the continued strong performance of the Company's Brotherton Specialty Products Ltd. subsidiary in the U. K., continued growth in the industrial cleaning group and performance sodium bicarbonate. These increases were partially offset by lower unit volume of MEGALACR Rumen Bypass Fat.

     Net sales for the first six months were $246.9 million, a 2.0 percent increase over the first six months of 1994. Unit volume gains on ARM & HAMMER Deodorant Anti-Perspirant and ARM & HAMMER DENTAL CARE more than offset price discounting of ARM & HAMMER Liquid Laundry Detergent. Specialty Products sales also increased for the first six months for the same reasons as the second quarter.

     The Company's gross margin for the second quarter and for the six month period was 41.7 percent. This compares with 44.2 percent and 43.4 percent in the corresponding quarter and six months of last year. The gross margin changes for both the quarter and the six month period are a result of higher manufacturing costs and increased price discounting of ARM & HAMMER Liquid Laundry Detergent.

     Selling, general and administrative expenses decreased $2.4 million or 4.8 percent in the current quarter compared to the same period a year ago. The reduction in cost was primarily a result of lower advertising of ARM & HAMMER Baking Soda and lower promotion of concentrated ARM & HAMMER Liquid Laundry Detergent, which was being introduced nationally in the same period of last year. These decreases were partially offset by introductory advertising and promotion in support of ARM & HAMMER PEROXICARE tartar control toothpaste. Selling, general and administrative costs increased in the first half of 1995 versus 1994 as a result of higher advertising and promotion costs associated with ARM & HAMMER DENTAL CARE and ARM & HAMMER Deodorant Anti-Perspirant partially offset by lower promotion costs of ARM & HAMMER Liquid Laundry Detergent, and lower ARM & HAMMER Baking Soda advertising.

     The Company's Armand Products Company joint venture has experienced sales growth of 12 percent and 17 percent in the current quarter and six month period respectively. In the current quarter, equity earnings increased slightly versus a year ago but is higher for the six month period by $.9 million.

     Interest payments were significantly higher in the second quarter and for the six month period compared to last year as a result of an increase in short-term borrowing.

     The effective tax rate for the first half of 1995 was 39.1 percent, up slightly from 38.9 percent in the first half of 1994.
The increase reflects the impact of foreign operating losses for which tax benefits were not recognizable.

Liquidity and Capital Resources

     The Company considers cash and short-term investments as the principal measurement of its liquidity. At June 30, 1995, cash including cash equivalents and short-term investments totaled $8.7 million compared to $7.6 million at December 31, 1994.

     During the first half of 1995, the Company generated $13.0 million of positive cash flow from operating activities and received $4.6 million in distributions from its Armand Products joint venture. Significant expenditures included additions to property, plant and equipment of $11.6 million and the payment of cash dividends of $4.3 million.

                                   7 of 9

                         PART II - Other Information

Item 4.     Results of Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on May
11, 1995.  The following nominees were elected to the Company's
Board of Directors for a term of three years.

     Nominee                     For               Withhold
     Robert H. Beeby             42,604,767        275,301
     J. Richard Leaman, Jr.      42,155,961        724,107
     Dwight C. Minton            42,538,210        341,858
     John O. Whitney             42,540,556        330,512

     The results of voting on the following additional items were as follows:


     Proposal to amend the 1983 Stock Option Plan to increase the total number of shares authorized for issuance thereunder.

     For           Against        Abstained       Broker Non-Votes
     36,782,548    3,780,587      535,732         1,781,201

     Approval of the appointment of Deloitte & Touche as independent auditors of the Company's 1995 financial statements.

     For           Against        Abstained       Broker Non-Votes
     41,246,683    1,122,024      511,361         0

     To consider and act upon a stockholder proposal requesting that the Board of Directors take the steps necessary to provide for the election of Directors annually and not by class.

     For           Against        Abstained       Broker Non-Votes
     3,429,910     36,772,139     896,816         1,781,203

     To consider and act upon a stockholder proposal requesting that the Board of Directors search for qualified minority candidates for nomination to the Board of Directors.

     For           Against        Abstained       Broker Non-Votes
     1,745,161     37,819,652     1,534,053       1,781,202


Item 6.     Exhibits and Reports of Form 8-K

     (a) No reports on Form 8-K were filed for the three months ended June 30, 1995.

                                   8 of 9

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CHURCH & DWIGHT CO.,INC.
                                   (REGISTRANT)






DATE:     August 8, 1995           /s/ Anthony P. Deasey
                                   ANTHONY P. DEASEY
                                   VICE PRESIDENT FINANCE

DATE:      August 8, 1995          /s/ Gary P. Halker
                                   GARY P. HALKER
                                   CONTROLLER