Form 10-Q
period 1995-09-29
CHURCH & DWIGHT CO INC /DE/
filed 1995-11-13
CIK 313927

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarter ended September 29, 1995Commission file No. 1-10585




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

      Yes     X                  No

        As of October 27, 1995, there were 19,608,251 shares of Common Stock outstanding.

                      PART I - FINANCIAL INFORMATION

                 CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                          (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                   Sept. 29,   Sept. 30  Sept. 29,  Sept. 30

                                    1995        1994      1995       1994
(In thousands, except per share data)

Net Sales                          $120,509    $132,581  $367,452   $374,748
Cost of sales                        71,274      72,458   215,220    209,507
Gross profit                         49,235      60,123   152,232    165,241
Selling, general and
  administrative expenses            43,830      57,422   140,352    152,357
Restructuring Charge (Note 5)         3,987       5,343     3,987      5,343
Income/(loss) from Operations         1,418      (2,642)    7,893      7,541
Equity in joint venture income        1,116       2,041     5,798      5,856
Investment income                       296         199       827        563
Gain on disposal of product lines       103         103       308        308
Other income/(expense)                  226        (154)      303        (40)
Interest expense                       (264)       (325)   (1,089)      (593)
Income/(loss) before taxes            2,895        (778)   14,040     13,635
Income taxes                          1,329        (519)    5,689      5,087

Net Income/(loss)                     1,566        (259)    8,351      8,548

Retained earnings at beginning
   of period                        170,385     174,890   167,901    170,434
                                    171,951     174,631   176,252    178,982
Dividends paid                        2,156       2,149     6,457      6,500

Retained earnings at end
   of period                       $169,795    $172,482  $169,795   $172,482
Weighted average shares
   outstanding                       19,593      19,536    19,562     19,760
Earnings Per Share:
   Net income per share                $.08       ($.01)     $.43       $.43

                                  2 of 11

                         CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                          September 29,     December 31,
                                             1995              1994
(Dollars in thousands)                     (Unaudited)
Assets
Current Assets
  Cash and cash equivalents               $    8,616         $   4,659
  Short-term investments                       5,031             2,976
  Accounts receivable                         44,975            44,404
  Inventories (Note 2)                        45,767            55,078
  Deferred income taxes                       12,270            11,927
  Prepaid expenses                             5,545             5,268
Total Current Assets                         122,204           124,312
Property, Plant and Equipment (Note 3)       144,943           138,460
Note Receivable from Joint Venture            11,000            11,000
Equity Investment in Joint Venture            12,946            13,868
Long-Term Supply Contracts                     3,987             4,391
Intangibles, principally Goodwill              3,556             3,556
Total Assets                                $298,636          $295,587

Liabilities and Stockholders' Equity
Current Liabilities
  Short-term borrowings                     $ 20,000          $ 25,000
  Accounts payable and accrued expenses       75,331            72,974
  Income taxes payable                         5,147             1,802
Total Current Liabilities                    100,478            99,776
Long-Term Debt                                 7,500             7,500
Deferred Income Taxes                         21,019            19,994
Deferred Income                                   31               339
Deferred Liabilities                           1,550             1,176
Nonpension Postretirement and
  Postemployment Benefits                     13,914            12,861
Stockholders' Equity
Preferred Stock - $1 par value
  Authorized 2,500,000 shares, none issued         -                 -
Common Stock - $1 par value
  Authorized 100,000,000 shares,
    issued 23,330,494 shares                  23,330            23,330
Additional paid-in capital                    33,008            32,823
Retained earnings                            169,795           167,901
Cumulative translation adjustments              (567)             (741)
                                             225,566           223,313
Less common stock in treasury, at cost
  3,723,843 shares in 1995 and
  3,803,659 shares in 1994                    68,678            69,372

Due from officers   (Note 7)                   2,744                 -
Total Stockholders' Equity                   154,144           153,941
Total Liabilities and Stockholders' Equity  $298,636          $295,587

                                  3 of 11

                      CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                      (Unaudited)

                                                      Nine Months Ended
(Dollars in thousands)                           September 29,  September 30,
                                                    1995            1994
Cash Flow From Operating Activities
Net Income                                       $   8,351      $   8,548

Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation, depletion and amortization       9,873          8,916
      Deferred income taxes                            678         (2,204)
      Equity in joint venture income                (5,798)        (5,856)
      Loss on asset disposals                           99            828
      Other                                             36           (235)

Change in assets and liabilities:
      (Increase)/decrease in
          short-term investments                    (2,055)         3,001
      (Increase) in accounts receivable               (482)        (8,814)
      (Increase)/decrease in inventories             9,392         (9,209)
      (Increase) in prepaid expenses                  (265)          (713)
      Increase in accounts payable                   2,252         10,748
      Increase in income taxes payable               3,460          5,410
      Increase in other liabilities                  1,426          1,220
Net Cash Provided By Operating Activities           26,967         11,640

Cash Flow From Investing Activities
Additions to property, plant and equipment         (16,522)       (21,546)

Proceeds from asset disposals                          230              -
Distributions from joint venture                     6,720          7,430
Net Cash Used In Investing Activities               (9,572)       (14,741)

Cash Flow From Financing Activities
Short-term borrowing/(repayments)                   (5,000)        22,510
Payment of cash dividends                           (6,457)        (6,500)
Proceeds from sale of common stock                       -          1,595
Proceeds from stock options exercised                1,275            669
Purchase of Officer Loans                           (2,744)             -
Purchase of treasury stock                            (512)       (14,632)
Net Cash Provided by (Used In)
  Financing Activities                             (13,438)         3,642

Net Change In Cash and Cash Equivalents              3,957           541
Cash And Cash Equivalents At Beginning Of Year       4,659         5,581
Cash And Cash Equivalents At End Of Period        $  8,616      $  6,122

                                  4 of 11

                      CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


1. The consolidated balance sheet as of September 29, 1995, the consolidated statements of income and retained earnings for the nine months ended September 29, 1995 and September 30, 1994, and the consolidated statements of cash flow for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 29, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for the period ended September 29, 1995 are not necessarily indicative of the operating results for the full year.

2.     Inventories consist of the following:
                                                     Sept. 29,       Dec. 31,
(in thousands)                                         1995             1994
Raw materials and supplies                           $12,740         $12,237
Work in process                                          105             103
Finished goods                                        32,922          42,738
                                                     $45,767         $55,078

3.     Property, Plant and Equipment consist of the following:


                                                     Sept. 29,       Dec. 31,
(in thousands)                                         1995            1994
Land                                                 $  3,193        $  3,107
Buildings and improvements                             60,814          59,874
Machinery and equipment                               138,961         135,188
Office equipment and other assets                      13,630          13,324
Mineral rights                                          5,020           5,020
Construction in progress                               16,597           5,859
                                                      238,215         222,372

Less accumulated depreciation and amortization         93,272          83,912
Net Property, Plant and Equipment                    $144,943        $138,460

                                  5 of 11

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

                                 Three Months Ended      Nine Months Ended
(in thousands)                    Sept. 29,  Sept. 30,  Sept., 29   Sept. 30,
                                    1995       1994       1995        1994
Net sales                         $11,249    $11,420    $38,003     $34,244
Gross profit                        2,853      4,680     13,414      13,470
Net income                          2,006      3,855     10,916      11,031

Company's share in net income       1,003      1,927      5,458       5,516
Elimination of Company's share of
  intercompany interest expense       113        114        340         340
Equity in joint venture income    $ 1,116    $ 2,041    $ 5,798     $ 5,856

5.     Restructuring Charge

During the third quarter, the Company announced an immediate layoff of approximately 60 people in an effort to sufficiently reduce operating costs. These reductions, amounting to $3.5 million, together with the write-off of fixed assets of $.5 million relating to the expansion of the Princeton, N.J. headquarter facility, resulted in a pre-tax charge of $4.0 million in the quarter. It is anticipated that the charge related to the work force reduction will be fully recognized through operating cash flows over the ensuing twelve months.

In 1993 and 1994 the Company recorded restructuring charges in connection with a cost reduction program and the write-off of assets related to discontinued products and plant consolidations. Components of the outstanding reserve balance included in accounts payable and accrued expenses consist of the following:

(in thousands)         Reserves at   Restructuring  Disposals/ Reserves at
                       Dec. 31, 1994   Charge       Payments   Sept. 29, 1995
Fixed asset removal
  and demolition       $  992         $  498        $  890     $  600
Severance and related   2,154          3,554         2,757      2,951
Other                   1,233            (65)           --      1,168
                       $4,379         $3,987        $3,647     $4,719

6. Net income per share is computed based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded because their effect was not material.

                                  6 of 11

                      CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


7.     Due from Officers and Subsequent Event

The Stockholders' Equity section of the September 29, 1995 balance sheet includes $2.7 million of notes receivable from officers. During the third quarter, the Company paid off these officer loans which were previously held by financial institutions and guaranteed by the Company. The original loans were incurred by the officers in 1993 and 1994 to purchase 100,000 shares of the Company's Common Stock.

In November 1995, the Board of Directors and Management approved a repurchase plan whereby 60,000 shares will be purchased from the officers at their cost.

Such repurchase will result in the reduction of the notes receivable of $1.6 million and a pre-tax charge against earnings of approximately $600,000 which will be recognized in the fourth quarter of 1995. As part of the repurchase, the officers will pay off their remaining debt to the Company. If such officers borrow funds to pay off the loans, the Company will guarantee the loans, but the Company will no longer be responsible for paying the interest costs. Furthermore, as part of this transaction, the officers agree to the cancellation of their Employment Severance Agreements with the Company.

                                  7 of 11

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

For the quarter ended September 29, 1995, net income was $1.6 million or $.08 per share. This compares with a net loss of $.3 million or $.01 per share for the third quarter of 1994. During this most recent quarter, the Company took a pre-tax charge against earnings of $4.0 million or the equivalent of $.13 per share relating to a restructuring charge. This primarily involved the immediate layoff of 60 people and, to a lesser extent, the write-off of fixed assets. During the third quarter of 1994, the Company also realized a pre-tax restructuring charge of $5.3 million or the equivalent of $.16 per share. For the first nine months of 1995, net income was $8.4 million or $.43 per share as compared with net income of $8.5 million or $.43 per share for the first nine months of 1994.

Net sales in the third quarter amounted to $120.5 million, a 9.1 percent decline versus a year ago. This decline is primarily due to volume declines of ARM & HAMMERR Powder Laundry Detergent with Bleach and ARM & HAMMER PEROXICARER, which both benefited from introductory volumes during the third quarter of 1994. The Company also elected to scale back on less profitable international initiatives in the U.K., Ireland and Mexico. Specialty Products sales increased, led by continued growth of performance sodium bicarbonate and continued strong performance of the Company's Brotherton Speciality Products, Ltd. subsidiary in the U.K.

Net sales for the first nine months were $367.5 million, a 1.9 percent decline versus the first nine months of 1994. Unit volume gains of ARM & HAMMER Deodorant Anti-Perspirant, which was introduced in the second quarter of 1994, were more than offset by unit volume declines of ARM & HAMMER Powder Laundry Detergent and price discounting of ARM & HAMMER Liquid Laundry Detergent. Specialty Products sales increased for the first nine months for the same reasons as the third quarter.

The Company's gross margin was 40.9 percent in the third quarter and 41.4 percent for the first nine months of 1995. This compares with 45.3 percent and 44.1 percent in the corresponding quarter and nine months of last year. These lower margins primarily resulted from higher manufacturing costs in general and increased price discounting of ARM & HAMMER Liquid Laundry Detergent.

Selling, general and administrative expenses decreased $13.6 million or 23.7 percent in the current quarter compared to the same period a year ago. The reduction is a result of lower promotion costs of both ARM & HAMMER Powder and Liquid Laundry Detergent, which had line extension introductions during the same period a year ago; lower advertising and promotion of ARM & HAMMER Deodorant Anti-Perspirant and ARM & HAMMER DENTAL CARE in the U.K.; and, lower litigation costs. Selling, general and administrative expenses decreased for the first nine months of 1995 versus the same period a year ago as a result of lower promotion costs of both ARM & HAMMER Powder and Liquid Laundry Detergent, lower advertising of ARM & HAMMER Baking Soda and lower litigation costs. These decreases were partially offset by an increase in advertising and promotion costs of ARM & HAMMER DENTAL CARE.

The Company's Armand Products Company joint venture had higher unit volumes and lower pricing resulting in slightly lower sales in the current quarter but an 11 percent increase for the nine month period. In the current quarter, equity earnings decreased $.9 million, primarily as a result of higher manufacturing costs and lower prices. For the nine month period, equity earnings were virtually unchanged versus a year ago.

Investment income was higher in both the current quarter and nine month period versus the corresponding periods of 1994 due to an increase in the amounts available for investment. Interest payments were slightly lower in the current quarter but significantly higher for the nine month period versus the same period of 1994 as a result of higher short-term borrowings.

The effective tax rate for the first nine months of 1995 was 40.5 percent, up from 37.3 percent in 1994. The increase reflects the impact of foreign operating losses for which tax benefits were not recognizable in 1995.

                                  8 of 11

                          MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

The Company considers cash and short-term investments as the principal measurement of its liquidity. At September 29, 1995, cash, including cash equivalents and short-term investments totaled $13.6 million.

During the first nine months of 1995, the Company generated $27.0 million of positive cash flow from operating activities and received $6.7 million in distributions from its Armand Products joint venture. Significant expenditures included additions to property, plant and equipment of $16.5 million, the partial repayment of short-term borrowing of $5.0 million, the payment of cash dividends of $6.5 million and the purchase of officer loans from banks of $2.7 million.

                                  9 of 11

                             PART II - Other Information



Item 6.          Exhibits and Reports on Form 8-K

                    (a) No reports on Form 8-K were filed for the three months ended September 29, 1995.

                                  10 of 11

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CHURCH & DWIGHT CO.,INC.
                                           (REGISTRANT)


DATE:                                      /s/Zvi Eiref
                                           ZVI EIREF
                                           CHIEF FINANCIAL OFFICER




DATE:                                      /s/Gary P. Halker
                                           GARY P. HALKER
                                           VICE PRESIDENT, CONTROLLER
                                           AND CHIEF INFORMATION OFFICER

                                  11 of 11