Form 10-K
period 1995-12-31
CHURCH & DWIGHT CO INC /DE/
filed 1996-03-29
CIK 313927

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995      COMMISSION FILE NUMBER 1-10585

                                    --------

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

                                    --------

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

                                    --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                                 ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 23, 1996, 19,527,123 shares of Common Stock held by non-affiliates were outstanding with an aggregate market value of approximately $398 million. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on February 23, 1996.

                                      DOCUMENTS INCORPORATED BY REFERENCE:

  PARTS II AND IV  Portions of registrant's 1995 Annual Report to Stockholders.

  PART III Portions of registrant's Notice of Annual Meeting to be held on May 9, 1996 and Proxy Statement.


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

     The Company sells its products, primarily under the ARM & HAMMER(R) trademark, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors. ARM & HAMMER is the registered trademark for a line of consumer products which includes ARM & HAMMER Baking Soda, ARM & HAMMER DENTAL CARE(R), ARM & HAMMER Carpet Deodorizer, ARM & HAMMER Deodorizing Air Freshener, ARM & HAMMER Powder and Liquid Laundry Detergent and ARM & HAMMER Deodorant Anti-Perspirant with Baking Soda. The ARM & HAMMER trademark is also used for a line of chemical products, the most important of which are sodium bicarbonate, ammonium bicarbonate, sodium sesquicarbonate, ARM & HAMMER MEGALAC(R) Rumen Bypass Fat and ARMEX(R) Blast Media. In 1995, consumer products represented 78% and specialty products 22% of the Company's sales. The Company does approximately 95% of its business in the U.S. and Canada.

CONSUMER PRODUCTS

     PRINCIPAL PRODUCTS

     The Company's founders first marketed baking soda in 1846 for use in home baking. The ARM & HAMMER trademark was adopted in 1867. Today, this product is known for a wide variety of uses in the home, including as a refrigerator and freezer deodorizer, scratchless cleaner and deodorizer for kitchen surfaces and cooking appliances, bath additive, dentifrice, cat litter deodorizer, and swimming pool pH stabilizer. The Company estimates that a majority of U.S. households have a box of baking soda on hand. Although no longer the Company's largest brand, ARM & HAMMER Baking Soda remains the leading brand in terms of consumer recognition of the brand name and its reputation for quality and value.

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

     ARM & HAMMER Laundry Detergents, in both powder and liquid forms, have been available nationally since the early 1980's. The Company markets these brands as value products, priced at a 15 to 20 percent discount from market leaders. In 1993, ARM & HAMMER Powder Laundry Detergent was restaged with a new formulation containing ACTIVATED BAKING SODA(TM). At the same time, the Company introduced ARM & HAMMER Free Powder Laundry Detergent, a perfume- and dye-free formulation. Similarly, a companion product, ARM & HAMMER Liquid Laundry Detergent, was converted to a new concentrated formula in 1993, and is also available in regular and perfume- and dye-free forms. Late in 1995, this product was reformulated to a newer level of concentration and is still available in regular and perfume- and dye-free forms.

     In 1992, the Company completed the national expansion of another laundry product, ARM & HAMMER FRESH & SOFT(R) Dryer Sheets. This product stops static cling, and softens and freshens clothes. ARM & HAMMER Super Washing Soda is promoted as a detergent booster and bleach substitute.

     ARM & HAMMER Baking Soda has long been used as a dentifrice. Its mild action cleans and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties have led to the development of a complete line of sodium bicarbonate-based dentifrice products: ARM & HAMMER DENTAL CARE, The Baking Soda Tooth Powder; ARM & HAMMER DENTAL CARE, The Baking Soda Toothpaste; ARM & HAMMER DENTAL CARE Gel; ARM & HAMMER DENTAL CARE Tartar Control Formula; and ARM & HAMMER DENTAL CARE Tartar Control Gel. Both the Toothpaste and Tooth Powder have been in national distribution since 1988. ARM & HAMMER DENTAL CARE Gel and ARM & HAMMER DENTAL CARE Tartar Control Formula were introduced in the latter part of 1990 and 1991, respectively. ARM & HAMMER Tartar Control Gel was launched nationally in 1992. Late in 1994, ARM & HAMMER PEROXICARE(R), a baking soda and peroxide toothpaste was introduced nationally. Tartar Control PEROXICARE was introduced in the second quarter of 1995.

     Early in 1994, the Company launched nationally a new personal care product, ARM & HAMMER Deodorant Anti-Perspirant with Baking Soda. This new product is available in scented and unscented stick and roll-on forms. During the first quarter of 1996, the Company will introduce nationally a line extension of its deodorant anti-perspirant product. ARM & HAMMER Deodorant with Baking Soda will be available in a variety of scented stick forms.

     COMPETITION

     The markets for retail consumer products are highly competitive. ARM & HAMMER Baking Soda competes with generic and private label brands of grocery chains. ARM & HAMMER DENTAL CARE products, ARM & HAMMER Carpet Deodorizer, ARM & HAMMER Deodorant AntiPerspirant and ARM & HAMMER Deodorizing Air Freshener compete with other nationally advertised brands.

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

     ARMEX Blast Media is a small but developing product line of formulations designed for the removal of a wide variety surface coatings. This product which is used in conjunction with the Company's ACCUSTRIP SYSTEM(TM) Delivery Device provides an environmentally safe alternative to existing processes such as sand blasting and chemical stripping.

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

     In 1994, two competitors added a combined total of 50,000 tons of potassium carbonate capacity, thus ending Armand Products position as the sole North American producer of potassium carbonate. A third competitor, with a capacity of 25,000 tons, started production late in 1995. These events have been anticipated for some time, but it is impossible to predict the extent to which these developments will impact this business.

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

     During 1995, a liquid laundry detergent manufacturing line was constructed in the Company's Syracuse, New York Plant. This new line is capable of producing all of the Company's liquid laundry detergent requirements. Prior to this, all of the Company's ARM & HAMMER Liquid Laundry Detergent was contract manufactured. ARM & HAMMER FRESH & SOFT Dryer Sheets, ARM & HAMMER Deodorizing Air Freshener and ARM & HAMMER Deodorant Anti-perspirant are also contract manufactured for the Company under various agreements. Alternative sources of supply are available in case of disruption or termination of the agreements.

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

     RESEARCH & DEVELOPMENT

     The Company's Research and Development Department is engaged in work on product development, process technology and basic research. During 1995, $18,544,000 was spent on research activities as compared to $20,594,000 in 1994 and $21,172,000 in 1993.

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

     EMPLOYEES

     At December 31, 1995 , the Company had 941 employees. The Company is party to a labor contract with the United Steelworkers of America covering approximately ninety hourly employees at its Syracuse, New York plant which continues until July 1, 1997. Labor relations have been good.

     LINES OF BUSINESS AND CLASSES OF PRODUCTS

     The Company's operations constitute one business segment. The chart set forth below shows the percentage of the Company's net sales contributed by each group of products marketed by the Company during the period from January 1, 1991 through December 31, 1995.

                                                        % of Net Sales
                                       ------------------------------------------------
                                       1995        1994      1993       1992       1991
                                       ----        ----      ----       ----       ----

          Consumer Products             78          80        81         82         83

          Specialty Products            22          20        19         18         17

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

     At Syracuse, New York the Company owns a 16 acre site on which a group of connected buildings containing approximately 270,000 square feet of floor space are located. This plant is used primarily for the manufacture and packaging of consumer products. Adjacent to this, the Company also owns a one acre site where it manufactures ammonium bicarbonate in a 14,000 square foot building. During 1996, the Company will cease production of ammonium bicarbonate and import its requirements from its Brotherton Chemicals Ltd. U.K. subsidiary and other manufacturers.

     The Company's plant in Green River, Wyoming is located on 112 acres of land owned by the Company. The plant and related facilities contain approximately 273,000 square feet of floor space. The plant was constructed in 1968 and has since been expanded to a current capacity of 190,000 tons of sodium bicarbonate per year.

     The Company's plant in Old Fort, Ohio is located on 75 acres of land owned by the Company. The plant and related facilities contain approximately 208,000 square feet of floor space. The plant was completed in 1980 and has since been expanded to a capacity of 240,000 tons of sodium bicarbonate per year. The last expansion was completed in the second quarter of 1995.

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

     Brotherton Chemicals Ltd. operates a 71,000 square foot manufacturing facility in Wakefield, England on about 7 acres of land.

     The Company's Venezuela subsidiary, Industrias Bicarbon De Venezuela S.A., recently completed construction of a new 11,000 ton sodium bicarbonate plant. The plant became operational in mid 1995.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1995.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the New York Stock Exchange (symbol: "CHD"). Refer to Page 17 of the Annual Report which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Refer to Page 13 of the Annual Report which, in so far as the data for the years 1991 through 1995 are concerned, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Refer to Financial Review Pages 14-17 of the Annual Report which are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to Pages 18-31 of the Annual Report which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This item is omitted because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1995, which proxy statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     This item is omitted because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1995, which proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is omitted because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1995, which proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is omitted because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1995, which proxy statement is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.      FINANCIAL STATEMENTS

     The following financial statements are incorporated herein by reference to the Annual Report to Security Holders:

                                                                                              Page of
                                                                                           Annual Report
                                                                                           -------------

            Consolidated Statements of Income for each of the three                             18
            years in the period ended December 31, 1995

            Consolidated Balance Sheets as of December 31, 1994 and 1995                        19

            Consolidated Statements of Cash Flow for each of the three                          20
            years in the period ended December 31, 1995

            Consolidated Statements of Stockholders' Equity for each of                         21
            the three years in the period ended December 31, 1995

            Notes to Financial Statements                                                      22-31

            Independent Auditors' Report                                                        32




(a) 2.   FINANCIAL STATEMENT SCHEDULE

    Included in Part IV of this report:

            Independent Auditors' Report on Schedule

            For each of the three years in the period ended December 31, 1995:

            Schedule II - Valuation and Qualifying Accounts

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

              (b) By-Laws have previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1985, which is incorporated herein by reference.

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

              (c) Stockholder Rights Agreement dated April 27, 1989, between Church & Dwight Co., Inc. and Chemical Bank, formerly Manufacturers Hanover Trust Company, has been previously filed on April 28, 1989 with the Securities and Exchange Commission on the Company's Form 8-K, which is incorporated herein by reference.

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

              (f) Church & Dwight Co., Inc. Deferred Compensation Plan and Agreement for Officers Amended and Restated as of January 1, 1988 has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1987, which is incorporated herein by reference.

              (g) Deferred Compensation Plan for Directors has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1987, which is incorporated herein by reference.

              (h) Employment Service Agreement with Senior Management of Church & Dwight Co., Inc. has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1990, which is incorporated herein by reference.

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

              (k) Church & Dwight Co., Inc. Executive Stock Purchase Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference.

              (l) The 1994 Incentive Stock Option Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

    (11)      Computation of earnings per share.

    (13)      1995 Annual Report to Stockholders.

    (21)      List of the Company's subsidiaries.

(b)           REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the fourth quarter of the year ended December 31,1995.

              Copies of exhibits will be made available upon request and for a reasonable charge.

(d)           FINANCIAL STATEMENTS OF SUBSIDIARIES NOT CONSOLIDATED

    Armand Products Corporation Statements of Income and Partners' Capital for each of the three years in the period ended December 31, 1995.

    Armand Products Corporation Balance Sheets as of December 31, 1994 and 1995.

    Armand Products Corporation Statements of Cash Flow for each of the three years in the period ended December 31, 1995.

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Church & Dwight Co., Inc.
Princeton, New Jersey

We have audited the consolidated financial statements of Church & Dwight Co., Inc. and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 24, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Church & Dwight Co., Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
January 24, 1996

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                     1995      1994       1993
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
                                                    --------------------------
    Balance at beginning of year                    $  912    $  752    $  777
                                                    --------------------------
    Additions:

         Charged to expenses and costs                 478       700       184
                                                    --------------------------
    Deductions:

         Amounts written off                            86       539       208
         Foreign currency translation adjustment        --         1         1
                                                    --------------------------

                                                        86       540       209
                                                    --------------------------
    BALANCE AT END OF YEAR                          $1,304    $  912    $  752
                                                    --------------------------

ARMAND PRODUCTS COMPANY ( A PARTNERSHIP)
STATEMENTS OF EARNINGS AND CHANGES IN PARTNER'S CAPITAL
(Dollars in thousands)


YEARS ENDED DECEMBER 31,                             1995         1994         1993
-----------------------------------------------------------------------------------
NET SALES                                        $ 50,539     $ 47,254     $ 39,701
Cost of Sales                                      33,242       29,108       23,688
                                                 ----------------------------------
Gross Profit                                       17,297       18,146       16,013
Selling, General and Administrative  Expenses       2,754        2,568        2,466
                                                 ----------------------------------
INCOME FROM OPERATIONS                             14,543       15,578       13,547

Interest Income                                       235          170          163
Interest Expense                                     (908)        (908)        (693)
-----------------------------------------------------------------------------------
NET INCOME                                       $ 13,870     $ 14,840     $ 13,017
-----------------------------------------------------------------------------------

PARTNERS' CAPITAL:
-----------------------------------------------------------------------------------
Balance, Beginning of Year                       $ 27,737     $ 33,115     $ 35,964
Net Income                                         13,870       14,840       13,017
Return of Capital to Partners                      (5,600)      (5,500)      (2,000)
Distributions to Partners                         (13,490)     (14,718)     (13,866)
-----------------------------------------------------------------------------------
BALANCE, END OF YEAR                             $ 22,517     $ 27,737     $ 33,115
-----------------------------------------------------------------------------------





See notes to financial statements

ARMAND PRODUCTS COMPANY (A PARTNERSHIP)
BALANCE SHEETS
(Dollars in thousands)

DECEMBER 31,                                     1995            1994
----------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------
Cash and cash equivalents                       $   771        $ 3,004
Accounts receivable (net of allowance of
     $150 in 1995 and $150 in 1994)               5,596          6,100
Inventories                                       1,143          1,329
                                                ----------------------
TOTAL CURRENT ASSETS                              7,510         10,433
----------------------------------------------------------------------

Property, plant and equipment (net)              27,718         28,070
Long-term supply contract                         1,650          3,850
Intangibles                                         154            191
----------------------------------------------------------------------
TOTAL ASSETS                                    $37,032        $42,544
----------------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------------------
Accounts payable                                $ 3,088        $ 3,464
Accrued liabilities                                 427            343
                                                ----------------------
TOTAL CURRENT LIABILITIES                         3,515          3,807
----------------------------------------------------------------------

Notes payable - Church & Dwight Company          11,000         11,000
Partners' capital                                22,517         27,737
----------------------------------------------------------------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL         $37,032        $42,544
----------------------------------------------------------------------




See notes to financial statements

ARMAND PRODUCTS COMPANY (A PARTNERSHIP)
STATEMENTS OF CASH FLOW
(Dollars in thousands)

YEARS ENDED DECEMBER 31,                                                      1995         1994         1993
--------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $ 13,870     $ 14,840     $ 13,017
Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                        1,693        1,823        1,656
           Supply contract amortization                                        2,200        2,200        2,200
           Amortization of intangibles                                            37           38           38
           Change in assets and liabilities net of effects of disposals:
              Decrease(increase) in accounts receivable                         504         (900)        (193)
              Decrease(increase) in inventories                                  186          505         (858)
              (Decrease)increase in accounts payable
                   and accrued liabilities                                      (292)       1,348         (145)
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     18,198       19,854       15,715

CASH FLOW FROM INVESTING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------
Additions to property, plant and equipment                                    (1,341)        (927)      (2,535)
--------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------
Return of capital to partners                                                 (5,600)      (5,500)      (2,000)
Distributions to partners                                                    (13,490)     (14,718)     (13,866)
--------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                        (19,090)     (20,218)     (15,866)
--------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (2,233)      (1,291)      (2,686)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 3,004        4,295        6,981
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $    771     $  3,004     $  4,295
--------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
    Cash paid during the year for interest
    (net of amounts capitalized)                                            $    908     $    681     $    689
--------------------------------------------------------------------------------------------------------------





See notes to financial statements

ARMAND PRODUCTS COMPANY
(A PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.  ORGANIZATION

    Armand Products Company (the "Partnership") was organized under the Uniform Partnership Act of the State of Delaware on October 1, 1986 to engage in the manufacture and sale of potassium carbonate and related products. The Partnership shall continue to exist indefinitely, although its termination may be effected by either of the Partners pursuant to the terms of the Partnership Agreement. The two partners, Occidental Petroleum Corporation and Church & Dwight Co., Inc. each own a 50% interest in the partnership.

    The financial statements reflect the activities of Armand Products Company, and do not include any assets, liabilities, revenues or expenses attributable to the activities of the individual Partners.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. Cash and cash equivalents - Cash equivalents consist of highly liquid short-term investments which mature within three months of purchase.

    B. Inventories - Inventories consist of finished goods valued at the lower of cost or market using the first-in, first-out method.

    C. Property, plant and equipment - Property, plant and equipment and additions thereto are stated at cost. Depreciation is provided on a straight-line basis over the estimated lives of the assets.

    D. Long-term supply contract - The long-term supply contract represents advance payments under a multi-year contract with Occidental Electrochemical Corporation ("OEC")(See note 5) for the purchase of raw materials. Such advance payments are amortized on a straight-line basis over a ten year period.

    E. Intangibles - Intangibles represent purchased technology, customer list, business data and a covenant not to compete related to the Partnership's potassium bicarbonate business. Intangibles are being amortized over a period of ten years.

    F. Income taxes - The Partnership is not considered a taxable entity for federal and state income tax purposes. Accordingly, no provision has been made for income taxes, as it is the responsibility of the individual Partners.

    G. Allocation of profits and losses - The Partnership Agreement calls for profits and losses to be divided equally between the Partners.

    H. Revenue recognition - The Partnership recognizes revenues when product is shipped to customers.

    I. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at December 31, 1995 and 1994. Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.


    (dollars in thousands)                           1995                               1994
    ----------------------                           ----                               ----
                                            Carrying       Fair              Carrying           Fair
                                             Amount        Value              Amount            Value
                                             ------        -----              ------            -----

   Financial Assets:
        Cash and cash equivalents              $771          $771              $3,004          $3,004

   Financial Liabilities:
        Note payable to
        Church & Dwight Company             $11,000       $11,000             $11,000          $11,000
------------------------------------------------------------------------------------------------------


      The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Balance Sheet.

      Cash and Cash Equivalents

      The Partnership has included as part of cash equivalents short-term highly liquid investments that are classified as trading securities. The cost of the investments can be specifically identified and approximates fair value because of the short maturity of the instruments.

      Note Payable from Church & Dwight Company

      The note payable represents a loan from Church & Dwight Company. The Partnership believes that the note payable represents fair market value because the terms and collateral would be similar to other instruments available in the marketplace.

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31, 1995 and 1994:
         (dollars in thousands)

                                                        1995      1994
                                                        ----      ----

     Machinery and equipment                          $32,812    $32,747

     Building and improvements                          4,070      4,070

     Construction in progress                           2,026        750
                                                      -------    -------

                                                       38,908     37,567

     Less accumulated depreciation                     11,190      9,497
                                                      -------    -------

     Property, plant and equipment (net)              $27,718    $28,070
                                                      =======    =======





     5.  RELATED PARTY TRANSACTIONS

     Pursuant to the Partnership and related agreements, each of the Partners, Oxy Carbonate, Inc. ("Oxy") and C&D Chemical Products, Inc. ("C&D"), either directly or through affiliated companies, provide specific services on behalf of the Partnership.

     In 1986, the Partnership entered into a long-term supply agreement with OEC for a key raw material. Under the terms of the supply agreement, the Partnership expects to obtain its requirements of this raw material for a ten year period.

     In 1992, Church & Dwight Company, a company related to C&D through common ownership, loaned the Partnership $11 million. The note, which is secured by plant and equipment owned by the Partnership, bears interest at a rate of 8.25 percent and is due in installments from January 1998 through June 2000.

     Annual maturities of the note payable are as follows: (dollars in thousands)

                                                                          1998        $ 4,125
                                                                          1999          5,500
                                                                          2000          1,375
                                                                                      -------

                                                                                      $11,000
                                                                                      =======

The following summarizes the transactions and balances between the Partnership and each of the Partners as of December 31, 1995, 1994 and 1993 (in thousands):

                                                1995      1994        1993
                                                ----      ----        ----

Sales to Oxy                                  $ 5,889    $ 3,440    $ 1,679

Sales to C&D                                    1,206        842        719

Purchases from Oxy                             26,056     23,596     19,912

Administrative costs reimbursed to Oxy            487        411        375

Administrative costs reimbursed to C&D          2,049      2,025      2,056

Interest charged by C&D                           908        908        908

Accounts receivable due from Oxy                  514        881        598

Accounts receivable due from C&D                  185         87        201

Accounts payable due to Oxy                     2,456      2,362      1,713

Accounts payable due to C&D                       817        962        482

Note Payable to C&D                            11,000     11,000     11,000

INDEPENDENT AUDITOR'S REPORT

To the Partners of Armand Products Company
Princeton, New Jersey

We have audited the accompanying balance sheets of Armand Products Company (a partnership) as of December 31, 1995 and 1994, and the related statements of earnings, and changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
January 24, 1996

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 1996.

                                  CHURCH & DWIGHT CO., INC.

                                  By:      /s/ Robert A. Davies, III
                                           -------------------------------------
                                           Robert A. Davies, III
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Robert A. Davies, III                          President and                                  February 21, 1996
------------------------------
Robert A. Davies, III                              Chief Executive Officer




/s/ Zvi Eiref                                      Vice President Finance, and                    February 21, 1996
------------------------------
Zvi Eiref                                          Chief Financial Officer
                                                   (Principal Financial Officer)

/s/ Gary P. Halker                                 Vice President                                 February 21, 1996
------------------------------
Gary P. Halker                                     Controller and Chief Information Officer
                                                   (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Cyril C. Baldwin, Jr.                   Director               February 21, 1996
------------------------------
Cyril C. Baldwin, Jr.

/s/ William R. Becklean                     Director               February 21, 1996
------------------------------
William R. Becklean

/s/ Robert H. Beeby                         Director               February 21, 1996
------------------------------
Robert H. Beeby

/s/ Robert A. Davies, III                   Director               February 21, 1996
------------------------------
Robert A. Davies, III

/s/ Rosina B. Dixon, M.D.                   Director               February 21,1996
------------------------------
Rosina B. Dixon, M.D.

/s/ J. Richard Leaman, Jr.                  Director               February 21, 1996
------------------------------
J. Richard Leaman, Jr.

/s/ John D. Leggett, III, Ph.D              Director               February 21, 1996
------------------------------
John D. Leggett, III, Ph.D.

/s/ Robert A. McCabe                        Director               February 21, 1996
------------------------------
Robert A. McCabe

/s/ Dwight C. Minton                        Chairman               February 21, 1996
------------------------------
Dwight C. Minton

/s/ Dean P. Phypers                         Director               February 21, 1996
------------------------------
Dean P. Phypers

/s/ Jarvis J. Slade                         Director               February 21, 1996
------------------------------
Jarvis J. Slade

/s/ John O. Whitney                         Director               February 21, 1996
------------------------------
John O. Whitney

                                EXHIBIT INDEX
                                -------------

     Exhibit No.                        Description
     -----------                        -----------

    (3)       (a)   Restated Certificate of Incorporation including
                    amendments has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1989, which is incorporated by reference.

              (b) By-Laws have previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1985, which is incorporated herein by reference.

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

              (c) Stockholder Rights Agreement dated April 27, 1989, between Church & Dwight Co., Inc. and Chemical Bank, formerly Manufacturers Hanover Trust Company, has been previously filed on April 28, 1989 with the Securities and Exchange Commission on the Company's Form 8-K, which is incorporated herein by reference.

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

              (f) Church & Dwight Co., Inc. Deferred Compensation Plan and Agreement for Officers Amended and Restated as of January 1, 1988 has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1987, which is incorporated herein by reference.

              (g) Deferred Compensation Plan for Directors has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1987, which is incorporated herein by reference.

              (h) Employment Service Agreement with Senior Management of Church & Dwight Co., Inc. has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1990, which is incorporated herein by reference.

                                EXHIBIT INDEX
                                -------------

     Exhibit No.                        Description
     -----------                        -----------
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

              (k) Church & Dwight Co., Inc. Executive Stock Purchase Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference.

              (l) The 1994 Incentive Stock Option Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

    (11)      Computation of earnings per share.

    (13)      1995 Annual Report to Stockholders.

    (21)      List of the Company's subsidiaries.

    (27)      Financial Data Schedule