Form 10-Q
period 1996-03-29
CHURCH & DWIGHT CO INC /DE/
filed 1996-05-08
CIK 313927

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                         FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 29, 1996  Commission file No. 1-10585




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

                           Yes     X          No

As of April 26, 1996, there were 19,530,823 shares of Common Stock outstanding.


                    PART I - FINANCIAL INFORMATION

               CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                            (Unaudited)

                                                        Three Months Ended
                                               March 29, 1996     March 31, 1995
(In thousands, except per share data)
Net Sales                                       $121,548           $117,963
Cost of sales                                     69,786             68,693
Gross profit                                      51,762             49,270
Selling, general and administrative expenses      47,032             49,520
Income/(Loss) from Operations                      4,730               (250)
Equity in joint venture income                     1,272              2,429
Investment income                                    312                264
Gain on disposal of product lines                      -                102
Other income (expense)                               (13)                31
Interest expense                                    (135)              (438)
Income before taxes                                6,166              2,138
Income taxes                                       2,318                995

Net Income                                         3,848              1,143

Retained earnings at beginning of period         169,438            167,901
                                                 173,286            169,044
Dividends paid                                     2,148              2,148

Retained earnings at end of period              $171,138           $166,896
Weighted average shares outstanding               19,526             19,533
Earnings Per Share:
   Net income per share                             $.20               $.06

                                    2 of 8

               CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                               March 29, 1996  December 31, 1995
(Dollars in thousands)                        (Unaudited)
Assets
Current
  Cash and cash equivalents                      $9,070           $11,355
  Short-term investments                          5,021             5,027
Accounts receivable                              54,902            44,427
Inventories (Note 2)                             45,739            41,349
Deferred income taxes                            11,821            11,704
Prepaid expenses                                  5,277             5,313
Total Current Assets                            131,830           119,175
Property, Plant and Equipment (Note 3)          142,084           144,339
Note Receivable from Joint Venture               11,000            11,000
Equity Investment in Joint Venture               11,149            11,258
Long-Term Supply Contract                         3,717             3,852
Goodwill                                          3,556             3,556
Total Assets                                   $303,336          $293,180

Liabilities and Stockholders' Equity
Current Liabilities
  Short-term borrowings                         $10,000            $5,000
  Accounts payable and accrued expenses          88,234            86,815
  Income taxes payable                            6,613             5,286
Total Current Liabilities                       104,847            97,101
Long-Term Debt                                    7,500             7,500
Deferred Income Taxes                            19,353            19,573
Deferred Liabilities                              1,989             1,595
Nonpension Postretirement and
  Postemployment Benefits                        13,879            13,729
Stockholders' Equity
Preferred Stock - $1 par value
  Authorized 2,500,000 shares, none issued            -                 -
Common Stock - $1 par value
  Authorized 100,000,000 shares,
    issued 23,330,494 shares                     23,330            23,330
Additional paid-in capital                       33,074            33,061
Retained earnings                               171,138           169,438
Cumulative translation adjustments                 (734)             (686)
                                                226,808           225,143
Less common stock in treasury, at cost -
  3,802,771 shares in 1996 and
    3,805,071 shares in 1995                     70,491            70,501
Due from officers                                  (549)             (960)
Total Stockholders' Equity                      155,768           153,682
Total Liabilities and Stockholders' Equity     $303,336          $293,180

                                    3 of 8

               CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Unaudited)

                                                        Three Months Ended
                                               March 29, 1996     March 31, 1995
(Dollars in thousands)
Cash Flow From Operating Activities
Net Income                                       $3,848              $1,143

Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation, depletion and amortization        3,448               3,211
  Deferred income taxes                            (334)                313
  Equity in joint venture income                 (1,272)             (2,429)
  Gain on asset disposals                             -                (102)
  Other                                               5                   8

Change in assets and liabilities:
  Decrease in short-term investments                  6               2,976
  (Increase) decrease in accounts receivable    (10,505)              1,084
  (Increase) decrease in inventories             (4,399)              2,677
  Decrease (increase) in prepaid expenses            35                (608)
  Increase in accounts payable                    1,438               1,815
  Increase in income taxes payable                1,334                 682
  Increase in other liabilities                     544                 340
Net Cash (Used In) Provided By
  Operating Activities                           (5,852)             11,110

Cash Flow From Investing Activities
Additions to property, plant and equipment       (1,101)             (5,031)
Distributions from joint venture                  1,381               2,207
Repayment of officer loans                          412                   -
Net Cash Provided By (Used In)
  Investing Activities                              692              (2,824)

Cash Flow From Financing Activities
Short-term borrowing (repayments)                 5,000              (4,000)
Payment of cash dividends                        (2,148)             (2,148)
Proceeds from stock options exercised                68                 217
Purchase of treasury stock                          (45)                (31)
Net Cash Provided by (Used In)
  Financing Activities                            2,875              (5,962)

Net Change In Cash and Cash Equivalents          (2,285)              2,324
Cash And Cash Equivalents At Beginning Of Year   11,355               4,659
Cash And Cash Equivalents At End Of Period       $9,070              $6,983

                                    4 of 8

               CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1. The consolidated balance sheet as of March 29, 1996, the consolidated statements of income and retained earnings for the three months ended March 29, 1996 and March 31, 1995, and the consolidated statements of cash flow for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 29, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. The results of operations for the period ended March 29, 1996 are not necessarily indicative of the operating results for the full year.

2.  Inventories consist of the following:
                                                            March 29,  Dec. 31,
(in thousands)                                                 1996       1995
Raw materials and supplies                                  $12,074    $11,066
Work in process                                                 125        134
Finished goods                                               33,540     30,149
                                                            $45,739    $41,349

3.  Property, Plant and Equipment consist of the following:
                                                           March 29,   Dec. 31,
(in thousands)                                               1996         1995
Land                                                        $3,188      $3,188
Buildings and improvements                                  63,955      63,949
Machinery and equipment                                    152,055     151,965
Office equipment and other assets                           14,727      14,633
Mineral rights                                               5,020       5,020
Construction in progress                                     1,995       1,145
                                                           240,940     239,900
Less accumulated depreciation, depletion and amortization   98,856      95,561
Net Property, Plant and Equipment                         $142,084    $144,339

                                    5 of 8

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

                                                            Three Months Ended
                                                          March 29,   March 31,
(in thousands)                                               1996         1995
Net sales                                                   $9,936     $13,298
Gross profit                                                 3,178       5,447
Net income                                                   2,318       4,632

Company's share in net income                                1,159       2,316
Elimination of Company's share of intercompany
  interest expense                                             113         113
Equity in joint venture income                              $1,272      $2,429

5. Restructuring Charge

In 1993, 1994 and 1995, the Company recorded restructuring charges in connection with a cost reduction program and the write-off of assets primarily related to discontinued products and plant consolidations. Components of the outstanding reserve balances included in accounts payable and accrued expenses consist of the following:

                                   Reserves at        Disposals/  Reserves at
(in thousands)                     December 31, 1995  Payments    March 29, 1996
Fixed asset removal and demolition   $  587            $   -       $   587
Severance and related                 1,765              839           926
Other                                 1,204               36         1,168
                                     $3,556             $875        $2,681

6.  Due from Officers

At December 31, 1995, $960,000 was due the Company from officers in connection with a stock repurchase plan. During the first quarter of 1996, $411,000 was paid back to the Company by three officers. Two officers borrowed funds to pay off their loans. The Company agreed to guarantee the loans, but would no longer be responsible for paying the interest costs. The remaining balance at March 29, 1996 of $549,000, which is presented in the stockholders' equity section of the balance sheet, includes a balloon payment due in five years with interest imputed at 6%.

7. Net income per share is computed based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded because their effect was not material.

                                    6 of 8

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
For the quarter ended March 29, 1996, net income was $3.8 million or $.20 per share. This compares with $1.1 million or $.06 per share for the first quarter of 1995.

Net sales for the quarter were $121.5 million, representing an increase of $3.6 million or 3% versus the same period of 1995. The increase is primarily due to unit volume associated with the relaunch of ARM & HAMMERR Liquid Laundry Detergent as a 4/10-cup product and the introduction of ARM & HAMMER Deodorant, a line extension to the Deodorant Anti-Perspirant line. These increases were partially offset by lower unit volume of ARM & HAMMER Powder Laundry Detergent and ARM & HAMMER Dental CareR. Specialty Product sales increased as well, led by continued strong performance of the Company's Brotherton Speciality Products Ltd. subsidiary in the U.K. and higher sales of performance and agricultural grades of sodium bicarbonate, along with higher unit volume of MEGALACR Rumen Bypass Fat.

Gross margin was 42.6% in the first quarter, as compared with 41.8% in the first quarter of 1995. This increase is a result of higher effective selling prices and lower distribution costs, partially offset by a weaker product mix.

Selling, general and administrative expenses decreased $2.5 million to 38.7% of sales in the current quarter as compared to 42.0% last year. Selling expenses declined mostly due to lower advertising and promotion costs in support of ARM & HAMMER Dental Care, both in the United States and in the U.K., and ARM & HAMMER Deodorant Anti-Perspirant. These decreases were largely offset by increased slotting allowances and promotional support for the relaunch of ARM & HAMMER Liquid Detergent. General and administrative expenses were lower because of various cost reduction programs undertaken by the Company over the last twelve months.

The Company's Armand Products Company joint venture saw sales decline $3.4 million or 25.3% resulting in a $1.2 million decrease in equity earnings compared to the first quarter of 1995. This is due to new competition coming into the marketplace, which has been anticipated for some time.

Interest payments were significantly lower in the first quarter as compared to the first quarter of a year ago as a result of a decrease in short-term borrowing, while investment income was flat.

The effective tax rate for the current quarter was 37.6%, down from 46.5% from a year ago. This decrease reflects the impact of a reduction of foreign operating losses for which tax benefits were not recognizable.

Liquidity and Capital Resources

The Company considers cash and short-term investments as the principal measurement of its liquidity. At March 29, 1996, cash, including cash equivalents and short-term investments totaled $14.1 million as compared to $16.4 million at December 31, 1995.

During the first quarter of 1996, operating activities required $5.9 million of additional investment primarily in working capital. The Company received $1.4 million in distributions from its Armand Products joint venture and increased its short-term borrowings by $5.0 million. Significant expenditures include the payment of cash dividends of $2.1 million and additions to property, plant and equipment of $1.1 million.

                     PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  (27) Financial Data Schedule

(b) No reports on Form 8-K were filed for the three months ended March 29, 1996.

                                    7 of 8

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          CHURCH & DWIGHT CO.,INC.
                                          (REGISTRANT)



DATE: May 6, 1996                          Zvi Eiref
                                           ZVI EIREF
                                           VICE PRESIDENT FINANCE



DATE: May 6, 1996                          Gary P. Halker
                                           GARY P. HALKER
                                           VICE PRESIDENT, CONTROLLER AND
                                           CHIEF INFORMATION OFFICER



                                    8 of 8