Form 10-Q
period 1996-06-28
CHURCH & DWIGHT CO INC /DE/
filed 1996-08-09
CIK 313927

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 28, 1996  Commission file No. 1-10585


                    CHURCH & DWIGHT CO., INC.
     (Exact name of registrant as specified in its charter)


Delaware                                             13-4996950
(State of incorporation)     (I.R.S. Employer Identification No.)


469 North Harrison Street, Princeton, N.J.             08543-5297
(Address of principal executive office)                (Zip Code)


Registrant's telephone number, including area code:(609) 683-5900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                                       No

As of  July 26, 1996, there were 19,576,723 shares of Common Stock outstanding.

                                 1 of 9

                    PART I - FINANCIAL INFORMATION

               CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                              (Unaudited)

                                       Three Months Ended   Six Months Ended
(In thousands, except per share data)  June 28,  June 30,   June 28,  June 30
                                         1996      1995       1996      1995
Net Sales                             $134,627  $128,980   $256,175  $246,943
Cost of sales                           76,896    75,253    146,682   143,946
Gross profit                            57,731    53,727    109,493   102,997
Selling, general and
  administrative expenses               49,247    47,002     96,279    96,522
Income from Operations                   8,484     6,725     13,214     6,475
Equity in joint venture income           1,310     2,253      2,582     4,682
Investment income                          326       267        638       531
Gain on disposal of product lines            -       103          -       205
Other income/(expense)                    (304)       46       (317)       77
Interest expense                          (108)     (387)      (243)     (825)
Income before taxes                      9,708     9,007     15,874    11,145

Income taxes                             3,577     3,365      5,895     4,360

Net Income                               6,131     5,642      9,979     6,785
Retained earnings at
  beginning of period                  171,138   166,896    169,438   167,901
                                       177,269   172,538    179,417   174,686
Dividends paid                           2,149     2,153      4,297     4,301

Retained earnings at end of period    $175,120  $170,385   $175,120  $170,385

Weighted average shares outstanding     19,540    19,559     19,533    19,546

Earnings Per Share:
  Net income per share                    $.31      $.29       $.51      $.35

                                 2 of 9

            CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                                               June 28,     December 31,
                                                 1996         1995
(Dollars in thousands)                         (Unaudited)
Assets
Current Assets
  Cash and cash equivalents                    $ 9,795      $11,355
  Short-term investments                         5,048        5,027
  Accounts receivable                           51,329       44,427
  Inventories (Note 2)                          46,857       41,349
  Deferred income taxes                         12,402       11,704
  Prepaid expenses                               4,903        5,313
Total Current Assets                           130,334      119,175
Property, Plant and Equipment (Note 3)         140,245      144,339
Note Receivable from Joint Venture              11,000       11,000
Equity Investment in Joint Venture              10,955       11,258
Long-Term Supply Contract                        3,583        3,852
Goodwill                                         3,556        3,556
Total Assets                                  $299,673     $293,180

Liabilities and Stockholders' Equity
Current Liabilities
  Short-term borrowings                       $      -     $  5,000
  Accounts payable and accrued expenses         89,486       86,815
  Income taxes payable                           5,974        5,286
Total Current Liabilities                       95,460       97,101
Long-Term Debt                                   7,500        7,500
Deferred Income Taxes                           20,032       19,573
Deferred Liabilities                             2,202        1,595
Nonpension Postretirement and
  Postemployment Benefits                       14,025       13,729
Stockholders' Equity
Preferred Stock - $1 par value
  Authorized 2,500,000 shares, none issued           -            -
Common Stock - $1 par value
  Authorized 100,000,000 shares,
  issued 23,330,494 shares                      23,330       23,330
Additional paid-in capital                      33,203       33,061
Retained earnings                              175,120      169,438
Cumulative translation adjustments                (673)        (686)
                                               230,980      225,143

Less common stock in treasury, at cost -
  3,758,771 shares in 1996 and
  3,805,071 shares in 1995                      69,977       70,501
Due from officers                                 (549)        (960)
Total Stockholders' Equity                     160,454      153,682
Total Liabilities and Stockholders' Equity    $299,673     $293,180

                                 3 of 9

                CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Unaudited)

                                               Six Months Ended
                                               June 28,      June 30,
(Dollars in thousands)                            1996         1995
Cash Flow From Operating Activities
Net Income                                      $ 9,979      $ 6,785
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation, depletion and amortization        6,864        6,434
  Deferred income taxes                            (239)         921
  Equity in joint venture income                 (2,582)      (4,682)
  Gain on asset disposals                             -         (205)
  Other                                              23           13

Change in assets and liabilities:
  (Increase)/decrease in short-term investments     (22)         976
  (Increase) in accounts receivable              (6,901)      (7,286)
  (Increase)/decrease in inventories             (5,506)       3,604
  Decrease/(Increase) in prepaid expenses           409         (543)
  Increase in accounts payable                    2,671        4,196
  Increase in income taxes payable                  684        1,893
  Increase in other liabilities                     904          889
Net Cash Provided By Operating Activities         6,284       12,995

Cash Flow From Investing Activities
Additions to property, plant and equipment       (2,510)     (11,614)
Repayment of officer loans                          412            -
Distributions from joint venture                  2,885        4,587
Net Cash Provided By (Used In)
  Investing Activities                              787       (7,027)

Cash Flow From Financing Activities
Short-term debt repayments                       (5,000)        (176)
Payment of cash dividends                        (4,297)      (4,301)
Proceeds from stock options exercised               711          564
Purchase of treasury stock                          (45)         (31)
Net Cash Used In Financing Activities            (8,631)      (3,944)

Net Change In Cash and Cash Equivalents          (1,560)       2,024
Cash And Cash Equivalents At Beginning Of Year   11,355        4,659
Cash And Cash Equivalents At End Of Period      $ 9,795      $ 6,683

                                 4 of 9

                CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1. The consolidated balance sheet as of June 28, 1996, the consolidated statements of income and retained earnings for the six months ended June
28, 1996 and June 30, 1995, and the consolidated statements of cash flow for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at June 28, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. The results of operations for the period ended June 28, 1996 are not necessarily indicative of the operating results for the full year.

2.  Inventories consist of the following:
                                       June 28,     Dec. 31,
(in thousands)                           1996         1995
Raw materials and supplies              $12,484     $11,066
Work in process                             118         134
Finished goods                           34,255      30,149
                                        $46,857     $41,349

3.  Property, Plant and Equipment consist of the following:
                                       June 28,     Dec. 31,
(in thousands)                           1996         1995
Land                                    $  3,188      $  3,188
Buildings and improvements                63,995        63,949
Machinery and equipment                  152,739       151,965
Office equipment and other assets         14,796        14,633
Mineral rights                             5,020         5,020
Construction in progress                   2,665         1,145
                                         242,403       239,900
Less accumulated depreciation
  and amortization                       102,158        95,561
Net Property, Plant and Equipment       $140,245      $144,339

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

                                Three Months Ended    Six Months Ended
                                 June 28,   June 30,    June 28,   June 30,
(in thousands)                    1996       1995         1996       1995
Net sales                        $10,148    $13,456     $20,084    $26,754
Gross profit                       3,242      5,114       6,420     10,561
Net income                         2,392      4,278       4,710      8,910

Company's share in net income      1,196      2,139       2,355      4,455
Elimination of Company's share
  of intercompany interest
  expense                            114        114         227        227
Equity in joint venture income    $1,310     $2,253      $2,582     $4,682

5.  Restructuring Charge

In 1993 and 1994 the Company recorded restructuring charges in connection with a cost reduction program and the write-off of assets related to discontinued products and plant consolidations. Components of the outstanding reserve balances included in accounts payable and accrued expenses consist of the following:

                           Reserves at        Disposals/   Reserves at
(in thousands)             December 31, 1995  Payments     June 28, 1996
Fixed asset removal
  and demolition           $  587             $   24       $  563
Severance and related       1,765              1,235          530
Other                       1,204                 57        1,147
                           $3,556             $1,316       $2,240

6. Net income per share is computed based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded because their effect was not material.

                                 6 of 9

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

For the quarter ended June 28, 1996, net income was $6.1 million or $.31 per share. This compares with $5.6 million or $.29 per share for the same period of 1995. For the first six months of 1996, net income was $10.0 million or $.51 per share compared with $6.8 million or $.35 per share for 1995.

Net sales in the quarter were $134.6 million, representing an increase of $5.6 million or 4.4% versus a year ago. This increase was due to substantially higher Arm & Hammerr Laundry Detergent sales, as well as slightly higher U.S. Personal Care and Specialty Products sales. These gains were partially offset by lower sales of Arm & Hammer Carpet
Deodorizer, and lower Consumer sales in Canada and the U.K.

Net sales for the first six months of 1996 were $256.2 million, a $9.2 million or 3.7% increase over the first six months of 1995. The increase is primarily a result of the relaunch of ARM & HAMMER Liquid Laundry Detergent and higher unit volume of the ARM & HAMMER Deodorant Anti-Perspirant line. These increases were partially offset by lower unit volume of ARM & HAMMER Powder Laundry Detergent and ARM & HAMMER Carpet Deodorizer. Specialty Products sales increased as well, led by higher sales of performance and agricultural grades of sodium bicarbonate, higher sales of MEGALAC Rumen Bypass Fat, and the continued strong performance of the Company's Brotherton Speciality Products Ltd. subsidiary in the U.K.

The Company's gross margin for the second quarter was 42.9 % and 42.7% for the six month period. This compares with 41.7% for both the second quarter and six month period of 1995. The gross margin improvement is a result of higher effective selling prices and lower distribution costs, partially offset by a weaker product mix.

Selling, general and administrative expenses increased $2.2 million in the current quarter as compared to last year but are slightly lower for the six month period. Selling expenses increased in the quarter and for the six month period primarily as a result of increased promotional support for the relaunch of ARM & HAMMER Liquid Laundry Detergent. This increase was partially offset by lower advertising and promotional costs for personal care products. General and administrative expenses were lower because of various cost reduction programs undertaken by the Company over the last 12 months.

The Company's Armand Products Company joint venture saw sales decline approximately 25% for both the second quarter and six month periods, resulting in a $.9 million decrease in equity income in the quarter and a $2.1 million decrease for the six month period. This is due to new competition coming into the marketplace, which has been anticipated for some time.

Interest payments were significantly lower for both the second quarter and six month period as a result of the repayment of short-term debt while investment income increased slightly.

Other expenses increased due to foreign exchange losses relating to the devaluation of the Venezuela bolivar, which occurred in the second quarter of 1996.

The effective tax rate for the first half of 1996 was 37.1% as compared to 39.1% in the first half of 1995. This decrease is due to the impact of a reduction of foreign operating losses in 1996 for which the benefits were not recognizable in 1995.

Liquidity and Capital Resources

The Company considers cash and short-term investments as the principal measurement of its liquidity. At June 28, 1996, cash, including cash equivalents and short-term investments totaled $14.8 million compared to $16.4 million at December 31, 1995.

During the first half of 1996, the Company generated $6.3 million of positive cash flow from operating activities and received $2.9 million in distributions from its Armand Products joint venture. Significant expenditures included additions to property, plant and equipment of $2.5 million, the repayment of its outstanding short-term debt of $5.0 million and the payment of cash dividends of $4.3 million.

                                 7 of 9

                         PART II - Other Information

Item 4. Results of Vote of Security Holders

  The Company's Annual Meeting of Stockholders was held on May 9, 1996. The following nominees were elected to the Company's Board of Directors for a term of three years.

  Nominee                    For                  Withhold
  Cyril C. Baldwin, Jr.      34,190,467           467,876
  William R. Becklean        34,186,659           471,684
  Rosina B. Dixon, M.D.      34,181,162           477,181
  Dean P. Phypers            34,144,286           514,057

  The results of voting on the following additional items were as follows:

  Proposal to approve the Church & Dwight Co., Inc. Compensation Plan for Directors.

    For              Against           Abstained       Broker Non-Votes
    32,587,015       1,576,182         495,146         0

  Approval of the appointment of Deloitte & Touche as independent auditors of the Company's 1996 financial statements.

    For              Against           Abstained       Broker Non-Votes
    34,304,869       264,894           88,580          0

  To consider and act upon a stockholder proposal requesting that the Board of Directors take the steps necessary to provide for the election of Directors annually and not by class.

    For              Against           Abstained        Broker Non-Votes
    3,745,805        27,118,991        841,480          2,952,067

  To consider and act upon a stockholder proposal requesting that the Board of Directors commit to a program to diversify the members of the Board of Directors.

    For              Against           Abstained        Broker Non-Votes
    2,982,563        28,077,309        646,404          2,952,067




Item 6. Exhibits and Reports of Form 8-K

  (a) No reports on Form 8-K were filed for the three months ended June 28, 1996.

                                 8 of 9

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      CHURCH & DWIGHT CO.,INC.
                                     (REGISTRANT)






DATE:       August 6, 1996            Zvi Eiref
                                      ZVI EIREF
                                      VICE PRESIDENT FINANCE AND
                                      CHIEF FINANCIAL OFFICER


DATE:       August 6, 1996            Gary P. Halker
                                      GARY P. HALKER
                                      VICE PRESIDENT, CONTROLLER AND
                                      CHIEF INFORMATION OFFICER











                                 9 of 9