Form 10-Q
period 1996-09-27
CHURCH & DWIGHT CO INC /DE/
filed 1996-11-12
CIK 313927

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                     ------------------------------------

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 27, 1996          Commission file No. 1-10585

                    ------------------------------------

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

                    ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     X                         No
                     -----------                     -----------

     As of  November 1, 1996, there were 19,515,823 shares of Common Stock outstanding.


================================================================================

                                    1 of 9

                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)



                                                            Three Months Ended              Nine Months Ended
                                                        ---------------------------   ----------------------------
                                                          Sept 27,     Sept. 29,         Sept. 27,    Sept. 29,
(In thousands, except per share data)                       1996         1995               1996         1995
==================================================================================================================
NET SALES                                                 $137,090     $120,509           $393,265      $367,452

Cost of sales                                               78,204       71,274            224,886       215,220
                                                        -------------------------     ----------------------------

Gross profit                                                58,886       49,235            168,379       152,232

Selling, general and administrative expenses                51,856       43,830            148,135       140,352

Restructuring Charge                                             -        3,987                  -         3,987
                                                        -------------------------     ----------------------------

INCOME FROM OPERATIONS                                       7,030        1,418             20,244         7,893

Equity in joint venture income                               1,061        1,116              3,643         5,798

Investment income                                              391          296              1,029           827

Gain on disposal of product lines                                -          103                  -           308

Other income/(expense)                                         (40)         226               (357)          303

Interest expense                                               (74)        (264)              (317)       (1,089)
                                                        -------------------------     ----------------------------

Income before taxes                                          8,368        2,895             24,242        14,040

Income taxes                                                 3,170        1,329              9,065         5,689
                                                        -------------------------     ----------------------------

NET INCOME                                                   5,198        1,566             15,177         8,351

Retained earnings at beginning of period                   175,120      170,385            169,438       167,901
                                                        -------------------------     ----------------------------
                                                           180,318      171,951            184,615       176,252

Dividends paid                                               2,154        2,156              6,451         6,457
                                                        -------------------------     ----------------------------
Retained earnings at end of period                        $178,164     $169,795           $178,164      $169,795
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                         19,566       19,593             19,544        19,562
------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:

Net income per share                                          $.27         $.08               $.78          $.43
==================================================================================================================





                                    2 of 9

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            September 27,        December 31,
                                                                                 1996                1995
                                                                           ------------------------------------
(Dollars in thousands)                                                       (Unaudited)
===============================================================================================================
ASSETS
===============================================================================================================
Current Assets

   Cash and cash equivalents                                                      $16,532           $11,355
   Short-term investments                                                           6,017             5,027
   Accounts receivable                                                             53,746            44,427
   Inventories (Note 2)                                                            45,592            41,349
   Deferred income taxes                                                           13,167            11,704
   Prepaid expenses                                                                 3,952             5,313
                                                                           ------------------------------------
Total Current Assets                                                              139,006           119,175
---------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment (Note 3)                                            138,234           144,339
Note Receivable from Joint Venture                                                 11,000            11,000
Equity Investment in Joint Venture                                                 10,769            11,258
Long-Term Supply Contract                                                           3,448             3,852
Goodwill                                                                            3,556             3,556
===============================================================================================================
Total Assets                                                                     $306,013          $293,180
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
===============================================================================================================

Current Liabilities
   Short-term borrowings                                                         $      -          $  5,000
   Accounts payable and accrued expenses                                           90,971            86,815
   Income taxes payable                                                             8,766             5,286
                                                                           ------------------------------------
Total Current Liabilities                                                          99,737            97,101
---------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                      7,500             7,500
Deferred Income Taxes                                                              20,211            19,573
Deferred Liabilities                                                                2,193             1,595
Nonpension Postretirement and Postemployment Benefits                              13,971            13,729
STOCKHOLDERS' EQUITY
Preferred Stock - $1 par value
   Authorized 2,500,000 shares, none issued                                             -                 -
Common Stock - $1 par value
   Authorized 100,000,000 shares, issued 23,330,494 shares                         23,330            23,330
Additional paid-in capital                                                         33,258            33,061
Retained earnings                                                                 178,164           169,438
Cumulative translation adjustments                                                   (643)             (686)
                                                                           ------------------------------------
                                                                                  234,109           225,143
Less common stock in treasury, at cost -
   3,812,271 shares in 1996 and 3,805,071 shares in 1995                           71,159            70,501
Due from officers                                                                    (549)             (960)
---------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                        162,401           153,682
===============================================================================================================
Total Liabilities and Stockholders' Equity                                       $306,013          $293,180
===============================================================================================================





                                    3 of 9

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                  Nine Months Ended
                                                                         ------------------------------------
                                                                            September 27,     September 29,
(Dollars in thousands)                                                          1996              1995
=============================================================================================================
CASH FLOW FROM OPERATING ACTIVITIES
=============================================================================================================
Net Income                                                                      $15,177            $8,351

Adjustments to reconcile net income to net cash provided
by operating activities:
         Depreciation, depletion and amortization                                10,313             9,873
         Deferred income taxes                                                     (826)              678
         Equity in joint venture income                                          (3,643)           (5,798)
         Loss on asset disposals                                                    224                99
         Other                                                                       13                36

Change in assets and liabilities:
         (Increase) in short-term investments                                      (990)           (2,055)
         (Increase) in accounts receivable                                       (9,305)             (482)
         (Increase)/decrease in inventories                                      (4,236)            9,392
         Decrease/(Increase) in prepaid expenses                                  1,361              (265)
         Increase in accounts payable                                             4,148             2,252
         Increase in income taxes payable                                         3,475             3,460
         Increase in other liabilities                                              839             1,426
=============================================================================================================
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        16,550            26,967

CASH FLOW FROM INVESTING ACTIVITIES
-------------------------------------------------------------------------------------------------------------
Additions to property, plant and equipment                                       (4,005)          (16,522)

Proceeds from asset disposals                                                        -                230
Repayment of officer loans                                                          412                -
Purchase of officer loans                                                            -             (2,744)
Distributions from joint venture                                                  4,133             6,720
=============================================================================================================
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 540           (12,316)

CASH FLOW FROM FINANCING ACTIVITIES
-------------------------------------------------------------------------------------------------------------
Short-term debt repayments                                                       (5,000)           (5,000)
Payment of cash dividends                                                        (6,451)           (6,457)
Proceeds from stock options exercised                                               858             1,275
Purchase of treasury stock                                                       (1,320)             (512)
=============================================================================================================
NET CASH USED IN FINANCING ACTIVITIES                                           (11,913)          (10,694)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           5,177             3,957
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   11,355             4,659
=============================================================================================================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $16,532            $8,616
=============================================================================================================





                                    4 of 9

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The consolidated balance sheet as of September 27, 1996, the consolidated statements of income and retained earnings for the nine months ended September 27, 1996 and September 29, 1995, and the consolidated statements of cash flow for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 27, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. The results of operations for the period ended September 27, 1996 are not necessarily indicative of the operating results for the full year.




2.       Inventories consist of the following:                                        Sept. 27,      Dec. 31,
   (in thousands)                                                                       1996           1995
===============================================================================================================
 Raw materials and supplies                                                            $12,424        $11,066
 Work in process                                                                           113            134
 Finished goods                                                                         33,055         30,149
                                                                                    ---------------------------
                                                                                       $45,592        $41,349
===============================================================================================================





3.       Property, Plant and Equipment consist of the following:                    Sept. 27,        Dec. 31,
   (in thousands)                                                                      1996            1995
===============================================================================================================
 Land                                                                                  $3,189          $3,188
 Buildings and improvements                                                            64,129          63,949
 Machinery and equipment                                                              152,803         151,965
 Office equipment and other assets                                                     14,680          14,633
 Mineral rights                                                                         5,020           5,020
 Construction in progress                                                               3,898           1,145
                                                                                    ---------------------------
                                                                                      243,719         239,900
 Less accumulated depreciation and amortization                                       105,485          95,561
                                                                                    ---------------------------
 Net Property, Plant and Equipment                                                   $138,234        $144,339
===============================================================================================================





                                    5 of 9

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


                                                          Three Months Ended               Nine Months Ended
                                                      ----------------------------     --------------------------
                                                         Sept. 27,      Sept. 29,         Sept. 27,    Sept. 29,
 (in thousands)                                             1996          1995              1996         1995
=================================================================================================================
 Net sales                                                 $9,072        $11,249           $29,156      $38,003
 Gross profit                                               2,750          2,853             9,170       13,414
 Net income                                                 1,896          2,006             6,606       10,916

 Company's share in net income                                948          1,003             3,303        5,458
 Elimination of Company's share of intercompany
 interest expense                                             113            113               340          340
                                                      ----------------------------     --------------------------
   Equity in joint venture income                          $1,061         $1,116            $3,643       $5,798
=================================================================================================================



5.       Restructuring Charge

In 1993, 1994 and 1995, the Company recorded restructuring charges in connection with a cost reduction program and the write-off of assets related to discontinued products and plant consolidations. Components of the outstanding reserve balances included in accounts payable and accrued expenses consist of the following:


                                                Reserves at              Disposals/          Reserves at
   (in thousands)                            December 31, 1995           Payments            Sept. 27, 1996
-----------------------------------------------------------------------------------------------------------
Fixed asset removal and demolition                 $  587                 $    44                $   543
Severance and related                               1,765                   1,484                    281
Other                                               1,204                      82                  1,122
-----------------------------------------------------------------------------------------------------------
                                                   $3,556                  $1,610                 $1,946


6. Net income per share is computed based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded because their effect was not material.





                                    6 of 9

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

For the quarter ended September 27, 1996, net income was $5.2 million or $.27 per share. This compares with $1.6 million or $.08 per share after a pre-tax restructuring charge of $4.0 million or the equivalent of $.13 per share, in the same period of 1995. For the first nine months of 1996, net income was $15.2 million or $.78 per share compared with $8.4 million or $.43 per share in 1995.

Net sales in the quarter were $137.1 million, representing an increase of $16.6 million or 13.8% versus a year ago. This increase was due to substantially higher sales of ARM & HAMMER(R) Liquid Laundry Detergent, ARM & HAMMER Dental Care(R) and ARM & HAMMER Deodorant Anti-Perspirant. Specialty Products sales were flat.

Net sales for the first nine months of 1996 were $393.3 million, a $25.8 million or 7.0% increase over the first nine months of 1995. The increase is primarily due to higher sales of ARM & HAMMER Liquid Laundry Detergent, which was relaunched earlier in the year, as well as higher sales of ARM & HAMMER Dental Care and the ARM & HAMMER Deodorant Anti-Perspirant line. These increases were partially offset by lower sales of ARM & HAMMER Carpet Deodorizer. Specialty Products sales were slightly higher, led by higher sales of MEGALAC(R) Rumen Bypass Fat, and the continued strong performance of the Company's Brotherton Speciality Products Ltd. subsidiary in the U.K.

The Company's gross margin was 43.0% for the third quarter and 42.8% for the nine month period. This compares with 40.9% for the third quarter and 41.4% for the nine month period of 1995. The gross margin improvement is primarily a result of higher effective selling prices for liquid detergent, and lower manufacturing and distribution costs. This improvement was partially offset by a change in product mix and a third quarter special pack promotion for ARM & HAMMER Dental Care.

Selling, general and administrative expenses increased $8.0 million in the current quarter versus a year ago. Increased promotional support behind ARM & HAMMER Powder and Liquid Laundry Detergent and ARM & HAMMER Dental Care, and higher advertising support for the personal care product lines were the primary reasons for the increase. General and administrative expenses continue to be lower than last year because of various cost reduction programs undertaken by the Company over the last 12 months. For the nine month period, selling, general and administrative expenses increased $7.8 million versus last year. This increase primarily reflects the costs of the relaunch of ARM & HAMMER Liquid Laundry Detergent. General and administrative costs were lower due to cost reduction programs referred to earlier.

The Company's Armand Products Company saw sales decline 19.4% in the current quarter and 23.3% for the nine month period due to new competition coming into the marketplace, which has been anticipated for some time. Equity income in the current quarter was slightly below 1995, and 37.2% lower for the nine month period.

Interest payments were significantly lower for both the third quarter and nine month period as a result of the repayment of short-term debt, while investment income increased slightly.

Other expenses in 1996 included foreign exchange losses, primarily due to the devaluation of the Venezuela bolivar.

The effective tax rate for the nine month period of 1996 was 37.4% as compared with 40.5% for 1995. This decrease is due to the utilization of foreign operating loss carryforwards in 1996 for which the benefits were not recognizable in 1995.

Liquidity and Capital Resources

The Company considers cash and short-term investments as the principal measurement of its liquidity. At September 27, 1996, cash including cash equivalents and short-term investments totaled $22.5 million compared to $16.4 million at December 31, 1995.

During the first nine months of 1996, the Company generated $16.6 million of positive cash flow from operating activities and received $4.1 million in distributions from its Armand Products joint venture. Significant expenditures included additions to property, plant and equipment of $4.0 million, the repayment of its outstanding short-term debt of $5.0 million and the payment of cash dividends of $6.5 million.





                                    7 of 9

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

           (a) No reports on Form 8-K were filed for the three months ended September 27, 1996.





                                    8 of 9

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CHURCH & DWIGHT CO.,INC.
                                        ---------------------------------------
                                        (REGISTRANT)





DATE:     November  7, 1996             Zvi Eiref
       -------------------------        ---------------------------------------
                                        ZVI EIREF
                                        VICE PRESIDENT FINANCE AND
                                        CHIEF FINANCIAL OFFICER





DATE:     November  7, 1996             Gary P. Halker
       -------------------------        ---------------------------------------
                                        GARY P. HALKER
                                        VICE PRESIDENT, CONTROLLER AND
                                        CHIEF INFORMATION OFFICER





                                    9 of 9