Form 10-K
period 1996-12-31
CHURCH & DWIGHT CO INC /DE/
filed 1997-03-27
CIK 313927

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 1-10585

                           ---------------------------

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

                           ---------------------------

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

                           ---------------------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No   .
                                      ---   ---

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

As of February 21, 1997, 19,496,259 shares of Common Stock held by non-affiliates were outstanding with an aggregate market value of approximately $539 million. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on February 21, 1997.

                             DOCUMENTS INCORPORATED BY REFERENCE:

         PARTS II AND IV     Portions of registrant's 1996 Annual Report to
                             Stockholders.

         PART III Portions of registrant's Notice of Annual Meeting to be held on May 8, 1997 and Proxy Statement.

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

     The Company sells its products, primarily under the ARM & HAMMER(R) trademark, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors. ARM & HAMMER is the registered trademark for a line of consumer products which includes ARM & HAMMER Baking Soda, ARM & HAMMER DENTAL CARE(R), ARM & HAMMER Carpet Deodorizer, ARM & HAMMER Deodorizing Air Freshener, ARM & HAMMER Powder and Liquid Laundry Detergent and ARM & HAMMER Deodorant Anti-Perspirant with Baking Soda. The ARM & HAMMER trademark is also used for a line of chemical products, the most important of which are sodium bicarbonate, ammonium bicarbonate, sodium sesquicarbonate, ARM & HAMMER MEGALAC(R) Rumen Bypass Fat and ARMEX(R) Blast Media. In 1996, consumer products represented 79% and specialty products 21% of the Company's sales. The Company does approximately 95% of its business in the U.S. and Canada.

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

     ARM & HAMMER Laundry Detergents, in both powder and liquid forms, have been available nationally since the early 1980's. The Company markets these brands as value products, priced at a 15 to 20 percent discount from market leaders. In 1993, ARM & HAMMER Powder Laundry Detergent was restaged with a new formulation containing ACTIVATED BAKING SODA(TM). At the same time, the Company introduced ARM & HAMMER Free Powder Laundry Detergent, a perfume- and dye-free formulation. In the latter part of 1996, the Company reformulated and concentrated the product. Similarly, a companion product, ARM & HAMMER Liquid Laundry Detergent, was converted to a new concentrated formula in 1993, and is also available in regular and perfume- and dye-free forms. In 1995, this product was reformulated to a newer level of concentration and is still available in regular and perfume- and dye-free forms.

     In 1992, the Company completed the national expansion of another laundry product, ARM & HAMMER FRESH & SOFT(R) Dryer Sheets. This product stops static cling, and softens and freshens clothes. ARM & HAMMER Super Washing Soda is promoted as a detergent booster and bleach substitute.


     ARM & HAMMER Baking Soda has long been used as a dentifrice. Its mild action cleans and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties have led to the development of a complete line of sodium bicarbonate-based dentifrice products: ARM & HAMMER DENTAL CARE, The Baking Soda Tooth Powder; ARM & HAMMER DENTAL CARE, The Baking Soda Toothpaste; ARM & HAMMER DENTAL CARE Gel; ARM & HAMMER DENTAL CARE Tartar Control Formula; and ARM & HAMMER DENTAL CARE Tartar Control Gel. Both the Toothpaste and Tooth Powder have been in national distribution since 1988. ARM & HAMMER DENTAL CARE Gel and ARM & HAMMER DENTAL CARE Tartar Control Formula were introduced in 1990 and 1991, respectively. ARM & HAMMER Tartar Control Gel was launched nationally in 1992. In 1994, ARM & HAMMER PEROXICARE(R), a baking soda and peroxide toothpaste was introduced nationally. Tartar Control PEROXICARE was introduced in 1995. In 1996, three new ARM & HAMMER DENTAL CARE Toothpaste line extensions were introduced nationally, ARM & HAMMER DENTAL CARE Sensitive Formula, ARM & HAMMER DENTAL CARE Extra-Whitening and ARM & HAMMER DENTAL CARE Smooth Spearmint.

     In 1994, the Company launched nationally a new personal care product, ARM & HAMMER Deodorant Anti-Perspirant with Baking Soda. This new product is available in scented and unscented stick and roll-on forms. During the first quarter of 1996, the Company introduced nationally two line extensions; ARM & HAMMER Deodorant with Baking Soda in a Wide Solid stick and a Jumbo Oval stick Deodorant Anti-Perspirant.

     COMPETITION

     The markets for retail consumer products are highly competitive. ARM & HAMMER Baking Soda competes with generic and private label brands of grocery chains. ARM & HAMMER DENTAL CARE products, ARM & HAMMER Carpet Deodorizer, ARM & HAMMER Deodorant Anti-Perspirant and ARM & HAMMER Deodorizing Air Freshener compete with other nationally advertised brands.

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

     ARMEX Blast Media is a small but developing product line of formulations designed for the removal of a wide variety of surface coatings. This product which is used in conjunction with the Company's ACCUSTRIP SYSTEM(TM) Delivery Device provides an environmentally safe alternative to existing processes such as sand blasting and chemical stripping.

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

     COMPETITION

     The sodium bicarbonate industry continues to be affected by competition from domestic sodium bicarbonate producers and imports. In agricultural markets, sodium bicarbonate also competes with several alternative buffer products. During 1992, the structure of the sodium bicarbonate industry changed as two competitors merged and closed one production site in the process. North American Chemicals continues to gain penetration in the sodium bicarbonate market with nahcolite, a naturally-occurring form of low-grade sodium bicarbonate. The Company's position in this market has essentially remained the same despite these adverse conditions.

     The Company competes primarily on the basis of its product quality, grade availability and reliability of supply from a two-plant manufacturing system. Pricing is a major competitive factor for animal feed and other less specialized grades of sodium bicarbonate.

     In 1994, two competitors added a combined total of 50,000 tons of potassium carbonate capacity, thus ending Armand Products position as the sole North American producer of potassium carbonate. A third competitor, with a capacity of 25,000 tons, started production late in 1995. These events have been anticipated for some time, but it is impossible to predict the extent to which these developments will impact this business long-term.

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

     During 1995, a liquid laundry detergent manufacturing line was constructed in the Company's Syracuse, New York Plant. This line is capable of producing all of the Company's liquid laundry detergent requirements. Prior to this, all of the Company's ARM & HAMMER Liquid Laundry Detergent was contract manufactured. ARM & HAMMER FRESH & SOFT Dryer Sheets, ARM & HAMMER Deodorizing Air Freshener, ARM & HAMMER Deodorant Anti-Perspirant and the Company's industrial liquid cleaning products are contract manufactured for the Company under various agreements. Alternative sources of supply are available in case of disruption or termination of the agreements.

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

     CUSTOMERS AND ORDER BACKLOG

     Although no single customer accounted for 10% or more of consolidated net sales, a group of three customers accounted for approximately 14% of consolidated net sales in 1996.

     The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

     RESEARCH & DEVELOPMENT

     The Company's Research and Development Department is engaged in work on product development, process technology and basic research. During 1996, $17,823,000 was spent on research activities as compared to $18,544,000 in 1995 and $20,594,000 in 1994.

     ENVIRONMENT

     Similar to other manufacturers, the Company's operations are subject to federal, state and local regulations governing air emissions, waste and steam discharges, and solid and hazardous waste management activities. The Company continues to take all steps required to comply with such regulations. These steps include cyclical environmental audits of each Company facility. The audits, conducted by an independent engineering concern with expertise in the area of environmental compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state and local regulations. The Company believes that existing promulgated environmental regulations will not have any material adverse effect with regard to the Company's capital expenditures, earnings or competitive position. No material capital expenditures relating to environmental control are anticipated.

     EMPLOYEES

     At December 31, 1996 , the Company had 937 employees. The Company is party to a labor contract with the United Steelworkers of America covering approximately one hundred hourly employees at its Syracuse, New York plant which continues until July 1, 1997. Labor relations have been good.

   LINES OF BUSINESS AND CLASSES OF PRODUCTS

   The Company's operations constitute one business segment. The chart set forth below shows the percentage of the Company's net sales contributed by each group of products marketed by the Company during the period from January 1, 1992 through December 31, 1996.

                                             % of Net Sales
                         --------------------------------------------------
                         1996        1995       1994       1993        1992
                         ----        ----       ----       ----        ----
Consumer Products         79           78         80         81          82

Specialty Products        21           22         20         19          18

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

     At Syracuse, New York the Company owns a 16 acre site on which a group of connected buildings containing approximately 270,000 square feet of floor space are located. This plant is used primarily for the manufacture and packaging of consumer products. Adjacent to this, the Company also owns a one acre site where it manufactured ammonium bicarbonate in a 14,000 square foot building. During 1996, the Company ceased production of ammonium bicarbonate and imported its requirements from its Brotherton Chemicals Ltd. U.K. subsidiary and other manufacturers.

     The Company's plant in Green River, Wyoming is located on 112 acres of land owned by the Company. The plant and related facilities contain approximately 273,000 square feet of floor space. The plant was constructed in 1968 and has since been expanded to a current capacity of 190,000 tons of sodium bicarbonate per year.

     The Company's plant in Old Fort, Ohio is located on 75 acres of land owned by the Company. The plant and related facilities contain approximately 208,000 square feet of floor space. The plant was completed in 1980 and has since been expanded to a capacity of 240,000 tons of sodium bicarbonate per year. The last expansion was completed in 1995.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1996.

                                     PART II



ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange (symbol: "CHD"). Refer to Page 18 of the Annual Report which is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

     Refer to Page 14 of the Annual Report which, in so far as the data for the years 1992 through 1996 are concerned, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Refer to Financial Review Pages 15-18 of the Annual Report which are incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to Pages 19-33 of the Annual Report which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This item is omitted because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1996, which proxy statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

     This item is omitted because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1996, which proxy statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is omitted because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1996, which proxy statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is omitted because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1996, which proxy statement is incorporated herein by reference.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.      FINANCIAL STATEMENTS

     The following financial statements are incorporated herein by reference to the Annual Report to Security Holders:

                                                                               Page of
                                                                            Annual Report
            Consolidated Statements of Income for each of the three
            years in the period ended December 31, 1996                           19

            Consolidated Balance Sheets as of December 31, 1995 and 1996          20

            Consolidated Statements of Cash Flow for each of the three
            years in the period ended December 31, 1996                           21

            Consolidated Statements of Stockholders' Equity for each of
            the three years in the period ended December 31, 1996                 22

            Notes to Financial Statements                                      23-33

            Independent Auditors' Report                                          34


(a) 2.         FINANCIAL STATEMENT SCHEDULE

     Included in Part IV of this report:

            Independent Auditors' Report on Schedule

            For each of the three years in the period ended December 31, 1996:

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

               (c) Stockholder Rights Agreement dated April 27, 1989, between Church & Dwight Co., Inc. and Chase Bank, formerly Chemical Bank, formerly Manufacturers Hanover Trust Company, has been previously filed on April 28, 1989 with the Securities and Exchange Commission on the Company's Form 8-K, which is incorporated herein by reference.

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

               (m) The Compensation Plan for Directors, which was approved by stockholders at the Annual Meeting of Stockholders on May 9, 1996, and was included in the Company's definitive Proxy Statement filed with the Commission on April 1, 1996, which is incorporated herein by reference.

     (11)      Computation of earnings per share.

     (13)      1996 Annual Report to Stockholders.

     (21)      List of the Company's subsidiaries.

     (23)      Consent of Independent Auditor.


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31,1996.

               Copies of exhibits will be made available upon request and for a reasonable charge.

INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of
Church & Dwight Co., Inc.
Princeton, New Jersey


We have audited the consolidated financial statements of Church & Dwight Co., Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 22, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Church & Dwight Co., Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Parsippany, New Jersey
January 22, 1997

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                             1996         1995         1994
                                                           --------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

      Balance at beginning of year                         $1,304       $  912       $  752
                                                           --------------------------------

      Additions:
            Charged to expenses and costs                     401          478          700
                                                           --------------------------------
      Deductions:
            Amounts written off                               227           86          539
            Foreign currency translation adjustments           --           --            1
                                                           --------------------------------

                                                              227           86          540
                                                           --------------------------------

      BALANCE AT END OF YEAR                               $1,478       $1,304       $  912
                                                           --------------------------------

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 1997.


                                  CHURCH & DWIGHT CO., INC.


                                  By:      /s/ Robert A. Davies, III
                                     -------------------------------------------
                                           Robert A. Davies, III
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert A. Davies, III             President and                         February 25, 1997
-----------------------------         Chief Executive Officer
Robert A. Davies, III



/s/ Zvi Eiref                         Vice President Finance and            February 25, 1997
-----------------------------         Chief Financial Officer
Zvi Eiref                             (Principal Financial Officer)



/s/ Gary P. Halker                    Vice President, Controller and        February 25, 1997
-----------------------------         Chief Information Officer
Gary P. Halker                        (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Cyril C. Baldwin, Jr.            Director           February 25, 1997
------------------------
Cyril C. Baldwin, Jr.

/s/ William R. Becklean              Director           February 25, 1997
-----------------------
William R. Becklean

/s/ Robert H. Beeby                  Director           February 25, 1997
-------------------
Robert H. Beeby

/s/ Robert A. Davies, III            Director           February 25, 1997
-------------------------
Robert A. Davies, III

/s/ Rosina B. Dixon, M.D.            Director           February 25, 1997
-------------------------
Rosina B. Dixon, M.D.

/s/ J. Richard Leaman, Jr.           Director           February 25, 1997
--------------------------
J. Richard Leaman, Jr.

/s/ John D. Leggett, III, Ph.D       Director           February 25, 1997
------------------------------
John D. Leggett, III, Ph.D.

/s/ Robert A. McCabe                 Director           February 25, 1997
--------------------
Robert A. McCabe

/s/ Dwight C. Minton                 Chairman           February 25, 1997
--------------------
Dwight C. Minton

/s/ Dean P. Phypers                  Director           February 25, 1997
-------------------
Dean P. Phypers

/s/ Jarvis J. Slade                  Director           February 25, 1997
-------------------
Jarvis J. Slade

/s/ John O. Whitney                  Director           February 25, 1997
-------------------
John O. Whitney

                                EXHIBIT INDEX



Item No.                         Description
--------                         -----------

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

               (c) Stockholder Rights Agreement dated April 27, 1989, between Church & Dwight Co., Inc. and Chase Bank, formerly Chemical Bank, formerly Manufacturers Hanover Trust Company, has been previously filed on April 28, 1989 with the Securities and Exchange Commission on the Company's Form 8-K, which is incorporated herein by reference.

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

                                EXHIBIT INDEX



Item No.                         Description
--------                         -----------

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

               (m) The Compensation Plan for Directors, which was approved by stockholders at the Annual Meeting of Stockholders on May 9, 1996, and was included in the Company's definitive Proxy Statement filed with the Commission on April 1, 1996, which is incorporated herein by reference.

     (11)      Computation of earnings per share.

     (13)      1996 Annual Report to Stockholders.

     (21)      List of the Company's subsidiaries.

     (23)      Consent of Independent Auditor.