Form 10-Q
period 1997-03-28
CHURCH & DWIGHT CO INC /DE/
filed 1997-05-07
CIK 313927

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 28, 1997               Commission file No. 1-10585




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

                           -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes     X              No

  As of May 2, 1997, there were 19,502,459 shares of Common Stock outstanding.


================================================================================


                                     1 of 8

                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)



                                                        THREE MONTHS ENDED
                                                        ------------------
                                               MARCH 28,              MARCH 29,
  (IN THOUSANDS, EXCEPT PER SHARE DATA)          1997                    1996
--------------------------------------------------------------------------------

 Net Sales                                     $ 129,621             $ 121,548
 Cost of sales                                    74,761                69,786
                                               ---------             ---------


 Gross profit                                     54,860                51,762
 Selling, general and administrative expenses     48,680                47,032
                                               ---------             ---------

 Income from Operations                            6,180                 4,730

 Equity in joint venture income                    1,416                 1,272
 Investment income                                   415                   312
 Other income (expense)                              290                   (13)
 Interest expense                                    (82)                 (135)
                                               ---------             ---------

 Income before taxes                               8,219                 6,166
 Income taxes                                      2,992                 2,318
                                               ---------             ---------

 Net Income                                        5,227                 3,848

 Retained earnings at beginning of period        182,069               169,438
                                               ---------             ---------

                                                 187,296               173,286
 Dividends paid                                    2,144                 2,148
                                               ---------             ---------

 Retained earnings at end of period            $ 185,152             $ 171,138
================================================================================

 Weighted average shares outstanding              19,476                19,526
--------------------------------------------------------------------------------
 Earnings Per Share:

 Net income per share                          $     .27             $     .20
================================================================================

                                     2 of 8

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                      MARCH 28,   DECEMBER 31,
                                                        1997          1996
                                                 -------------------------------
(DOLLARS IN THOUSANDS)                               (UNAUDITED)
================================================================================
Assets
================================================================================
Current Assets
     Cash and cash equivalents                       $  18,358     $  22,902
     Short-term investments                              4,010         5,011
     Accounts receivable                                48,402        41,837
     Inventories (Note 2)                               53,887        48,887
     Deferred income taxes                              11,737        11,962
     Prepaid expenses                                    5,713         4,920
     Current portion of note receivable                  1,001            --
                                                     ---------      ---------
Total Current Assets                                   143,108        135,519
-------------------------------------------------------------------------------
Property, Plant and Equipment (Note 3)                 135,985        138,371
Note Receivable from Joint Venture                       9,999         11,000
Equity Investment in Joint Venture                      16,229         16,211
Long-Term Supply Contract                                3,179          3,314
Goodwill                                                 3,556          3,556
==============================================================================
Total Assets                                         $ 312,056      $ 307,971
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
==============================================================================
Current Liabilities
  Accounts payable and accrued expenses              $  90,343      $  93,375
  Income taxes payable                                   7,915          5,379
                                                     ---------      ---------
Total Current Liabilities                               98,258         98,754
                                                     ---------      ---------
Long-Term Debt                                           7,500          7,500
Deferred Income Taxes                                   19,909         20,005
Deferred Liabilities                                     3,369          2,392
Nonpension Postretirement and Postemployment
   Benefits                                             14,067         14,008
STOCKHOLDERS' EQUITY
Preferred Stock - $1 par value
  Authorized 2,500,000 shares, none issued                  --             --
Common Stock - $1 par value
  Authorized 100,000,000 shares, issued
    23,330,494 shares                                   23,330         23,330
Additional paid-in capital                              33,588         33,364
Retained earnings                                      185,152        182,069
Cumulative translation adjustments                        (479)          (194)
                                                     ---------      ---------
                                                       241,591        238,569
Less common stock in treasury, at cost-
  3,824,135 shares in 1997 and
   3,878,435 shares in 1996                             72,089         72,708
Due from officers                                         (549)          (549)
-------------------------------------------------------------------------------
Total Stockholders' Equity                             168,953        165,312
===============================================================================
Total Liabilities and Stockholders' Equity           $ 312,056      $ 307,971
===============================================================================

                                           3 of 8

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                      ------------------------
                                                      MARCH 28,    MARCH 29,
(DOLLARS IN THOUSANDS)                                  1997         1996
--------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
--------------------------------------------------------------------------------
Net Income                                              $  5,227     $  3,848

Adjustments to reconcile net income to net cash used
  in operating activities:
    Depreciation, depletion and amortization               3,449        3,448
         Deferred income taxes                               140         (334)
         Equity in joint venture income                   (1,416)      (1,272)
         Other                                              (112)           5

Change in assets and liabilities:
  Decrease in short-term investments                       1,001            6
  (Increase) in accounts receivable                       (6,693)     (10,505)
  (Increase) in inventories                               (5,064)      (4,399)
  (Increase) decrease in prepaid expenses                   (797)          35
  (Decrease) increase in accounts payable                 (2,876)       1,438
  Increase in income taxes payable                         2,570        1,334
  Increase in other liabilities                            1,036          544
================================================================================
NET CASH (USED IN) OPERATING ACTIVITIES                   (3,535)      (5,852)

CASH FLOW FROM INVESTING ACTIVITIES
================================================================================
Additions to property, plant and equipment                (1,107)      (1,101)
Distributions from joint venture                           1,398        1,381
Repayment of officer loans                                    --          412
================================================================================
NET CASH PROVIDED BY INVESTING ACTIVITIES                    291          692

CASH FLOW FROM FINANCING ACTIVITIES
================================================================================
Short-term borrowing                                          --        5,000
Payment of cash dividends                                 (2,144)      (2,148)
Proceeds from stock options exercised                        869           68
Purchase of treasury stock                                   (25)         (45)
================================================================================
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITES        (1,300)       2,875

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (4,544)      (2,285)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            22,902       11,355
================================================================================
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $18,358     $  9,070
================================================================================

                                           4 of 8

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


1. The consolidated balance sheet as of March 28, 1997, the consolidated statements of income and retained earnings for the three months ended March 28, 1997 and March 29, 1996 and the consolidated statements of cash flow for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 28, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report to shareholders. The results of operations for the period ended March 28, 1997 are not necessarily indicative of the operating results for the full year.




2. Inventories consist of the following:                MARCH 28,    DEC. 31,
    (in thousands)                                        1997         1996
================================================================================
Raw materials and supplies                              $14,512      $13,031
Work in Process                                              84          144
Finished goods                                           39,291       35,712
                                                       ---------------------
                                                        $53,887      $48,887
================================================================================



3. PROPERTY, PLANT AND EQUIPMENT CONSIST OF
    THE FOLLOWING:                                       MARCH 28,   DEC. 31,
    (IN THOUSANDS)                                         1997        1996
================================================================================
Land                                                      $3,190       $3,195
Buildings and improvements                                64,778       64,810
Machinery and equipment                                  155,635      155,635
Office equipment and other assets                         11,853       11,835
Mineral rights                                             5,931        5,931
Construction in progress                                   2,486        1,641
                                                ------------------------------
                                                         243,873      243,047
Less accumulated depreciation, depletion
  and amortization                                       107,888      104,676
                                                --------------------------------
Net Property, Plant and Equipment                       $135,985     $138,371
================================================================================

                                                     5 of 8

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


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

                                                         THREE MONTHS ENDED
                                                     ------------------------
                                                       MARCH 28,    MARCH 29,
(IN THOUSANDS)                                           1997          1996
================================================================================
Net sales                                              $10,139      $ 9,936
Gross profit                                             3,434        3,178
Net income                                               2,606        2,318

Company's share in net income                            1,303        1,159
Elimination of Company's share of intercompany
   interest expense                                        113          113
                                                      ---------------------
Equity in joint venture income                         $ 1,416      $ 1,272
================================================================================


5. Net income per share is computed based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded because their effect was not material.

6. Accounting Change

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for EPS. SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company is required to adopt SFAS 128 with its December 31, 1997 financial statements and restate all prior-period EPS data. The Company will continue to account for EPS under APB 15 until that time. Under SFAS 128, the Company's basic EPS for the three months ended March 28, 1997 and March 29, 1996 was $.27 and $.20 per share, respectively, and the Company's diluted EPS for the three months ended March 28, 1997 and March 29, 1996 was $.26 and $.20 per share, respectively.

                                     6 of 8

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------

For the quarter ended March 28, 1997, net income was $5.2 million or $.27 per share. This compares with $3.8 million or $.20 per share for the first quarter of 1996.

Net sales for the quarter were $129.6 million, representing an increase of $8.1 million or 6.6% versus the same period of 1996. The increase is primarily due to unit volume gains of ARM & HAMMER(R) Powder Laundry Detergent and higher sales of ARM & HAMMER Dental Care(R) and ARM & HAMMER Deodorant Anti-Perspirant. These increases were partially offset by lower sales of ARM & HAMMER Carpet and Room Deodorizer and ARM & HAMMER Liquid Laundry Detergent, the latter of which had an extremely strong first quarter in 1996 as a result of the relaunch to a 4/10-cup product. Specialty Product sales were essentially unchanged.

Gross margin was 42.3% in the first quarter, as compared with 42.6% in the first quarter of 1996. This slight decrease is primarily due to the cost of the ARM & HAMMER Dental Care buy-one get one free promotion. This decrease was partially offset by lower manufacturing and distribution costs.

Selling, general and administrative expenses increased $1.6 million or 3.5% versus last year. Selling expenses increased mostly due to higher levels of advertising of ARM & HAMMER Dental Care and ARM & HAMMER Deodorant Anti-Perspirant and higher promotional support for ARM & HAMMER Powder Laundry Detergent. This increase was partially offset by lower promotion costs for ARM & HAMMER Carpet and Room Deodorizer and ARM & HAMMER Liquid Laundry Detergent. General and administrative expenses were unchanged versus last year.

The Company's Armand Products Company joint venture saw sales and earnings up slightly from the first quarter of 1996.

Interest expense decreased slightly as a result of having no short-term debt outstanding while investment income was higher due to an increase in cash available for investing.

Other income in the current year resulted from foreign exchange gains.

The effective tax rate for the quarter was 36.4%, down from 37.6% from a year ago. This is primarily a result of the utilization of foreign operating loss carry-forwards in the current quarter.

Liquidity and Capital Resources
-------------------------------

The Company considers cash and short-term investments as the principal measurement of its liquidity. At March 28, 1997, cash, including cash equivalents and short-term investments totaled $22.4 million as compared to $27.9 million at December 31, 1996.

During the first quarter of 1997, operating activities required $3.5 million of additional investment, primarily in working capital. The Company received $1.4 million in distributions from its Armand Products joint venture and $.9 million of proceeds from stock options exercised. Significant expenditures include the payment of cash dividends of $2.1 million and additions to property, plant and equipment of $1.1 million.



                           PART II - OTHER INFORMATION
                           ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


  No reports on Form 8-K were filed for the three months ended March 28, 1997.

                                     7 of 8

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              CHURCH & DWIGHT CO.,INC.
                                              -----------------------------
                                              (REGISTRANT)



DATE:          May 7, 1997                    /s/ Zvi Eiref
               --------------                 -----------------------------
                                              ZVI EIREF
                                              VICE PRESIDENT FINANCE



DATE:          May 7, 1997                    /s/ Gary P. Halker
               --------------                 -----------------------------
                                              GARY P. HALKER
                                              VICE PRESIDENT, CONTROLLER AND
                                              CHIEF INFORMATION OFFICER