Form 10-Q
period 1997-06-27
CHURCH & DWIGHT CO INC /DE/
filed 1997-08-06
CIK 313927

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                             FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 27, 1997  Commission file No. 1-10585

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

      Yes     X                      No

As of August 1, 1997, there were 19,434,039 shares of Common Stock outstanding.

                                1 OF 9

                   PART I - FINANCIAL INFORMATION

              CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Unaudited)

                           Three Months Ended     Six Months Ended
                          --------------------   -------------------
                           June 27,   June 28,   June 27,   June 28,
                            1997        1996       1997       1996
                           --------   --------   --------   --------
(In thousands, except per share data)

Net Sales                  $141,850   $134,627   $271,471   $256,175
Cost of sales                81,069     76,896    155,830    146,682
                            -------    -------    -------    -------
Gross profit                 60,781     57,731    115,641    109,493
Selling, general and
  administrative expenses    52,231     49,247    100,911     96,279
                            -------    -------    -------    -------
Income from Operations        8,550      8,484     14,730     13,214
Equity in earnings of
  affiliates                  1,594      1,310      3,010      2,582
Investment income               393        326        808        638
Other income/(expense)        1,107       (304)     1,397       (317)
Interest expense                (87)      (108)      (169)      (243)
                            -------    -------    -------    -------
Income before taxes          11,557      9,708     19,776     15,874
Income taxes                  4,277      3,577      7,269      5,895
                            -------    -------    -------    -------
Net Income                    7,280      6,131     12,507      9,979
Retained earnings at
  beginning of period       185,152    171,138    182,069    169,438
                            -------    -------    -------    -------
                            192,432    177,269    194,576    179,417
Dividends paid                2,144      2,149      4,288      4,297
                            -------    -------    -------    -------
Retained earnings at
  end of period            $190,288   $175,120   $190,288   $175,120
=====================================================================
---------------------------------------------------------------------
Weighted average shares
  outstanding                19,480     19,540     19,478     19,533
---------------------------------------------------------------------
Earnings Per Share:
Net income per share          $.37       $.31       $.64       $.51
=====================================================================

                                     2 OF 9

               CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                          June 27,      December 31,
                                            1997            1996
                                          --------      ------------
(Dollars in thousands)                    (Unaudited)
=====================================================================
Assets
=====================================================================
Current Assets
Cash and cash equivalents                  $8,206          $22,902
Short-term investments                      6,000            5,011
Accounts receivable                        50,112           41,837
Inventories (Note 2)                       52,419           48,887
Deferred income taxes                      11,648           11,962
Prepaid expenses                            4,715            4,920
Current portion of note receivable          2,023                -
                                          -------          -------
Total Current Assets                      135,123          135,519
-------------------------------------------------------------------
Property, Plant and Equipment (Note 3)    135,064          138,371
Note Receivable from Joint Venture          8,977           11,000
Equity Investment in Affiliates            26,520           16,211
Long-Term Supply Contract                   3,044            3,314
Goodwill                                    3,556            3,556
===================================================================
Total Assets                             $312,284         $307,971
===================================================================
Liabilities and Stockholders' Equity
===================================================================
Current Liabilities
  Accounts payable and accrued expenses   $90,629          $93,375
  Income taxes payable                      5,170            5,379
                                          -------          -------
Total Current Liabilities                  95,799           98,754
-------------------------------------------------------------------
Long-Term Debt                              7,500            7,500
Deferred Income Taxes                      19,806           20,005
Deferred Liabilities                        3,296            2,392
Nonpension Postretirement and
  Postemployment Benefits                  13,821           14,008
Stockholders' Equity
Preferred Stock - $1 par value
  Authorized 2,500,000 shares, none issued      -                -
Common Stock - $1 par value
  Authorized 100,000,000 shares,
  issued 23,330,494 shares                 23,330           23,330
Additional paid-in capital                 33,654           33,364
Retained earnings                         190,288          182,069
Cumulative translation adjustments           (358)            (194)
                                          -------          -------
                                          246,914          238,569
Less common stock in treasury, at cost-
  3,900,755 shares in 1997 and
  3,878,435 shares in 1996                 74,303           72,708
Due from officers                            (549)            (549)
-------------------------------------------------------------------
Total Stockholders' Equity                172,062          165,312
===================================================================
Total Liabilities and
  Stockholders' Equity                   $312,284         $307,971
===================================================================

                                     3 of 9

                  CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------
                               (Unaudited)

                                                          Six Months Ended
                                                       ----------------------
(Dollars in thousands)                                 June 27,      June 28,
                                                         1997          1996
==============================================================================
Cash Flow From Operating Activities
==============================================================================
Net Income                                              $12,507        $9,979

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation, depletion and amortization              6,875         6,864
    Deferred income taxes                                   121          (239)
    Equity in income from affiliates                     (3,010)       (2,582)
    Other                                                    (2)           23

Change in assets and liabilities:
  (Increase) in short-term investments                     (989)         (22)
  (Increase) in accounts receivable                      (8,346)      (6,901)
  (Increase) in inventories                              (3,578)      (5,506)
  Decrease in prepaid expenses                              199          409
  (Decrease)/Increase in accounts payable                (2,681)       2,671
  (Decrease)/Increase in income taxes payable              (193)         684
  Increase in other liabilities                             717          904
=============================================================================
Net Cash Provided By Operating Activities                 1,620        6,284

Cash Flow From Investing Activities
=============================================================================
Additions to property, plant and equipment               (3,424)      (2,510)
Investment in affiliate                                 (10,358)           -
Repayment of officer loans                                    -          412
Distributions from affiliates                             3,059        2,885
=============================================================================
Net Cash (Used In) Provided By Investing Activities     (10,723)         787

Cash Flow From Financing Activities
=============================================================================
Short-term debt repayments                                    -       (5,000)
Payment of cash dividends                                (4,288)      (4,297)
Proceeds from stock options exercised                     1,129          711
Purchase of treasury stock                               (2,434)         (45)
==============================================================================
Net Cash Used In Financing Activities                    (5,593)       (8,631)

Net Change In Cash and Cash Equivalents                 (14,696)       (1,560)
Cash And Cash Equivalents At Beginning Of Year           22,902        11,355
==============================================================================
Cash And Cash Equivalents At End Of Period               $8,206        $9,795
==============================================================================

                                     4 of 9

                CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------
                                 (Unaudited)


1. The consolidated balance sheet as of June 27, 1997, the consolidated statements of income and retained earnings for the three and six months ended June 27, 1997 and June 28, 1996, and the consolidated statements of cash flow for the six months ended June 27, 1997 and June 28, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at June 27, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report to shareholders. The results of operations for the period ended June 27, 1997 are not necessarily indicative of the operating results for the full year.

2.         Inventories consist of the following:

(in thousands)
                                                June 27,       Dec. 31,
                                                 1997            1996
============================================================================
Raw materials and supplies                      $14,907        $13,031
Work in process                                       -            144
Finished goods                                   37,512         35,712
                                                -----------------------
                                                $52,419        $48,887
============================================================================

3.         Property, Plant and Equipment consist of the following:

(in thousands)
                                                     June 27,       Dec. 31,
                                                      1997            1996
=============================================================================
Land                                                  $3,191         $3,195
Buildings and improvements                            64,840         64,810
Machinery and equipment                              155,877        155,635
Office equipment and other assets                     11,887         11,835
Mineral rights                                         5,931          5,931
Construction in progress                               4,559          1,641
                                                    -----------------------
                                                     246,285        243,047
Less accumulated depreciation and amortization       111,221        104,676
                                                    -----------------------
Net Property, Plant and Equipment                   $135,064       $138,371
============================================================================

                                     5 of 9

                CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------
                                 (Unaudited)

4.      Equity Investments

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

                                 Three Months Ended         Six Months Ended
                                 ------------------       --------------------
                                 June 27,   June 28,      June 27,    June 28,
(in thousands)                     1997       1996          1997        1996
==============================================================================
Net sales                        $10,724    $10,148       $20,862    $20,084
Gross profit                       4,074      3,242         7,508      6,420
Net income                         3,220      2,392         5,826      4,710


Company's share in net income      1,610      1,196         2,913      2,355
Elimination of Company's share of
  intercompany interest expense      114        114           227        227
                                 ------------------       ------------------
Equity in joint venture income    $1,724     $1,310        $3,140     $2,582
==============================================================================

On June 3, 1997, the Company acquired a 40% interest in two Brazilian bicarbonate/carbonate-related chemical companies. The acquisition, costing approximately $10.4 million, was financed internally and is accounted for under the equity method of accounting.


5. Net income per share is computed based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded because their effect was not material.

6.  Accounting Change

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for EPS. SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company is required to adopt SFAS 128 with its December 31, 1997 financial statements and restate all prior-period EPS data. The Company will continue to account for EPS under APB 15 until that time. Under SFAS 128, the Company's basic EPS for the three months ended June 27, 1997 and June 28, 1996 was $.37 and $.31 per share, respectively, and the Company's diluted EPS for the three months ended June 27, 1997 and June 28, 1996 was $.37 and $.31 per share, respectively. For the six month period basic EPS in 1997 and 1996 was $.64 and $.51 per share, respectively, and diluted EPS in 1997 and 1996 was also $.64 and $.51 per share, respectively.

7.  Subsequent Event

On July 10, 1997, the Company announced it will be acquiring a group of 5 household cleaning brands from The Dial Corporation for a purchase price of approximately $30 million. The brands involved are BRILLO Soap Pads and related products, PARSONS and BO-PEEP Ammonia, CAMEO Metal Polish, RAIN DROPS Water Softener and SNO BOL Cleaners.

As of July 28, 1997, the Company has received FTC approval and is expected to close before the end of August.

                                     6 of 9

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                ------------------------------------

Results of Operations
---------------------

For the quarter ended June 27, 1997, net income was $7.3 million or $.37 per share. This compares with $6.1 million or $.31 per share for the same period of 1996. For the first six months of 1997, net income was $12.5 million or $.64 per share compared with $10.0 million or $.51 per share for 1996.

Net sales in the quarter were $141.9 million, a $7.2 million or a 5.4% increase versus 1996. This increase was due to higher sales of ARM & HAMMER(R) Laundry Detergent products, partially offset by lower ARM & HAMMER(R) Dental Care sales. Specialty Products sales increased as well, primarily as a result of higher sales of MEGALAC(R) Rumen Bypass Fat, agricultural grades of sodium bicarbonate and the Company's U.K. subsidiary. These increases were partially offset by lower sales of performance grades of sodium bicarbonate.

Net sales for the first six months of 1997 were $271.5 million or 6.0% ahead of 1996. The increase is primarily a result of higher sales of both ARM & HAMMER Powder and Liquid Laundry Detergent, ARM & HAMMER Dental Care and ARM & HAMMER Deodorant Anti-Perspirant. This increase was partially offset by lower sales of ARM & HAMMER Carpet and Room Deodorizer. Specialty Products sales were slightly higher for the same reasons as the current quarter.

The Company's gross margin was 42.8 % and 42.6% for the current quarter and six month period, respectively. This compares with 42.9% and 42.7% for the same periods of last year. This flat margin is due to lower manufacturing and distribution costs offset by manufacturing costs of the ARM & HAMMER Dental Care buy-one-get-one free promotion and a less favorable sales mix.

Selling, general and administrative expenses increased $3.0 million in the current quarter and $4.6 million for the six month period. Selling expenses for the quarter were higher due to increased advertising for ARM & HAMMER Dental Care, consumer promotion for ARM & HAMMER Deodorant Anti-Perspirant and test market expenses. These increases were partially offset by lower trade promotion for ARM & HAMMER Carpet and Room Deodorizer. General and administrative expenses increased in the quarter as a result of higher Information Systems expenses. Selling expenses for the six month period increased also as a result of higher advertising for Personal Care products, partially offset by lower promotion expenses for ARM & HAMMER Carpet and Room Deodorizer and ARM & HAMMER Liquid Laundry Detergent. General and administrative costs increased for the same reason as the current quarter.

The Company's Armand Products Company joint venture saw sales increase 5.7% and 3.9% for the current quarter and the six month period while the Company's share of earnings increased 31.6% and 21.6% for the same periods over 1996.

Interest expense decreased slightly versus last year as a result of having no short-term debt outstanding while investment income increased slightly.

Other income increased significantly primarily as a result of a settlement from a long-standing class action suit against the Carbon Dioxide supply industry and foreign exchange gains.

The effective tax rate for the first half of 1997 was 36.8% as compared to 37.1% for the same period of last year.

Liquidity and Capital Resources
-------------------------------

The Company considers cash and short-term investments as the principal measurement of its liquidity. At June 27, 1997, cash, including cash equivalents and short-term investments totaled $14.2 million compared to $27.9 million at December 31, 1996.

During the first half of 1997, the Company generated $1.6 million of positive cash flow from operating activities and received $3.1 million in distributions from its affiliates. Significant expenditures included additions to property, plant and equipment of $3.4 million, the payment of cash dividends of $4.3 million, the purchase of a 40% interest in two Brazilian chemical companies for $10.4 million, and the purchase of treasury stock of $2.4 million.

                                     7 of 9

                         PART II - Other Information
                         ---------------------------

Item 4. Results of Vote of Security Holders
        -----------------------------------

  The Company's Annual Meeting of Stockholders was held on May 8, 1997. The following nominees were elected to the Company's Board of Directors for a term of three years.

  Nominee                          For                 Withhold
  Robert A. Davies, III            35,643,371          518,290
  John D. Leggett III, Ph.D.       35,671,827          489,834
  Robert A. McCabe                 35,670,820          490,841
  Jarvis J. Slade                  35,669,868          491,793

  The results of voting on the following additional items were as follows:

  Approval of the appointment of Deloitte & Touche as independent auditors of the Company's 1997 financial statements.

  For               Against        Abstained          Broker  Non-Votes
  35,944,863        144,430        72,368             0

  To consider and act upon a stockholder proposal requesting that the Board of Directors take the steps necessary to provide for the election of Directors annually and not by class.

  For                Against        Abstained          Broker Non-Votes
  4,111,310          29,395,254     554,771            2,100,326

  To consider and act upon a stockholder proposal requesting that the Board of Directors commit to a program to diversify the members of the Board of Directors.

  For                 Against        Abstained         Broker Non-Votes
  2,056,831           31,406,327     596,857           2,101,646

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a) No reports on Form 8-K were filed for the three months ended June 27, 1997.

                                     8 of 9

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CHURCH & DWIGHT CO.,INC.
                                       ------------------------
                                       (REGISTRANT)






DATE:   August 5, 1997                 /s/Zvi Eiref
                                       --------------------------
                                       ZVI EIREF
                                       VICE PRESIDENT FINANCE AND
                                       CHIEF FINANCIAL OFFICER






DATE:    August 5, 1997                /s/Gary P. Halker
                                       --------------------------
                                       GARY P. HALKER
                                       VICE PRESIDENT, CONTROLLER AND
                                       CHIEF INFORMATION OFFICER










                                     9 of 9