Form 10-Q
period 1997-09-26
CHURCH & DWIGHT CO INC /DE/
filed 1997-11-07
CIK 313927

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                            ------------------------------
                                      FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 26, 1997        Commission file No. 1-10585
                            -----------------------------

                         CHURCH & DWIGHT CO., INC.
          (Exact name of registrant as specified in its charter)

Delaware                                                         13-4996950
(State of incorporation)               (I.R.S. Employer Identification No.)

469 North Harrison Street, Princeton, N.J.                       08543-5297
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code:  (609) 683-5900
                            -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes   X                                    No

As of October 31, 1997, there were 19,445,239 shares of Common Stock outstanding.

===========================================================================
                                  1 of 9

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------
                                   (Unaudited)

                            Three Months Ended     Nine Months Ended
                          --------------------   --------------------
                          Sept. 26,  Sept. 27,   Sept. 26,  Sept. 27,
(In thousands, except       1997       1996        1997        1996
  per share data)
======================================================================
Net Sales                  $146,328  $137,090   $417,799   $393,265
Cost of sales                83,161    78,204    238,991    224,886
                            -------   -------    -------    -------
Gross profit                 63,167    58,886    178,808    168,379
Selling, general and
  administrative expenses    53,864    51,856    154,775    148,135
                            -------   -------    -------    -------
Income from Operations        9,303     7,030     24,033     20,244
Equity in earnings of
  affiliates                  1,242     1,061      4,252      3,643
Investment income               328       391      1,136      1,029
Other income/(expense)            -       (40)     1,397       (357)
Interest expense               (252)      (74)      (421)      (317)
                            -------   -------    -------    -------
Income before taxes          10,621     8,368     30,397     24,242
Income taxes                  4,194     3,170     11,463      9,065
                            -------   -------    -------    -------
Net Income                    6,427     5,198     18,934     15,177
Retained earnings at
  beginning of period       190,288   175,120    182,069    169,438
                            -------   -------    -------    -------
                            196,715   180,318    201,003    184,615
Dividends paid                2,332     2,154      6,620      6,451
                            -------   -------    -------    -------
Retained earnings at
  end of period            $194,383  $178,164   $194,383   $178,164
====================================================================
--------------------------------------------------------------------
Weighted average shares -
  Primary                    19,439    19,566     19,465     19,544
Weighted average shares -
  Fully Diluted              20,067    19,566     20,078     19,544
-------------------------------------------------------------------
Earnings Per Share:
Primary                       $0.33     $0.27      $0.97      $0.78
Fully Diluted                 $0.32     $0.27      $0.94      $0.78
===================================================================

                                  2 of 9

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                              September 26,    December 31,
                                                  1997            1996
                                              -------------    ------------
(Dollars in thousands)                         (Unaudited)
===========================================================================
Assets
===========================================================================
Current Assets
  Cash and cash equivalents                     $   7,709        $22,902
  Short-term investments                            5,000          5,011
  Accounts receivable                              59,845         41,837
  Inventories (Note 2)                             57,948         48,887
  Deferred income taxes                            11,018         11,962
  Prepaid expenses                                  4,615          4,920
  Current portion of note receivable                3,066              -
                                                -------------------------
Total Current Assets                              149,201        135,519
-------------------------------------------------------------------------
Property, Plant and Equipment (Note 3)            143,322        138,371
Note Receivable from Joint Venture                  7,934         11,000
Equity Investment in Affiliates                    26,430         16,211
Long-Term Supply Contract                           2,910          3,314
Intangibles and Other Assets                       21,783          3,556
=========================================================================
Total Assets                                     $351,580       $307,971
=========================================================================
Liabilities and Stockholders' Equity
=========================================================================
Current Liabilities
  Accounts payable and accrued expenses          $ 93,745       $ 93,375
  Income taxes payable                              5,098          5,379
  Short term borrowings                            32,000              -
                                                ------------------------
Total Current Liabilities                         130,843         98,754
-------------------------------------------------------------------------
Long-Term Debt                                      7,500          7,500
Deferred Income Taxes                              19,821         20,005
Deferred Liabilities                                3,534          2,392
Nonpension Postretirement and
  Postemployment Benefits                          13,512         14,008
Stockholders' Equity
Preferred Stock - $1 par value
  Authorized 2,500,000 shares, none issued              -              -
Common Stock - $1 par value
  Authorized 100,000,000 shares,
   issued 23,330,494 shares                        23,330         23,330
Additional paid-in capital                         33,823         33,364
Retained earnings                                 194,383        182,069
Cumulative translation adjustments                   (575)          (194)
                                                ------------------------
                                                  250,961        238,569
Less common stock in treasury, at cost -
  3,878,455 shares in 1997 and
  3,878,435 shares in 1996                        (74,042)       (72,708)
Due from officers                                    (549)          (549)
-------------------------------------------------------------------------
Total Stockholders' Equity                        176,370        165,312
=========================================================================
Total Liabilities and Stockholders' Equity       $351,580       $307,971
=========================================================================

                                  3 of 9

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------
                                   (Unaudited)

                                                    Nine Months Ended
                                             ------------------------------
                                             September 26,   September 27,
(Dollars in thousands)                           1997           1996
===========================================================================
Cash Flow From Operating Activities
===========================================================================
Net Income                                     $18,934         $15,177

 Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation, depletion and amortization      10,433          10,313
  Deferred income taxes                            774            (826)
  Equity in joint venture income                (4,252)         (3,643)
  Loss on asset disposals                            -             224
  Other                                            (65)             13

Change in assets and liabilities net of
effect of purchase of new product lines:
  Decrease/(increase) in
  short-term investments                            11            (990)
  (Increase) in accounts receivable            (18,161)         (9,305)
  (Increase) in inventories                     (3,631)         (4,236)
  Decrease in prepaid expenses                     299           1,361
  Increase in accounts payable                     497           4,148
  (Decrease)/increase in income taxes payable     (240)          3,475
  Increase in other liabilities                    646             839
=======================================================================
Net Cash Provided By Operating Activities        5,245          16,550

Cash Flow From Investing Activities
========================================================================
Additions to property, plant and equipment      (6,662)         (4,005)
Investment in affiliate                        (10,416)              -
Repayment of officer loans                           -             412
Distributions from joint venture                 4,449           4,133
Purchase of other assets                          (875)              -
Acquisition of new product lines               (31,439)              -
=======================================================================
Net Cash (Used In) Provided By
Investing Activities                           (44,943)            540

Cash Flow From Financing Activities
=======================================================================
Short-term debt borrowing (repayments)          32,000          (5,000)
Payment of cash dividends                       (6,620)         (6,451)
Proceeds from stock options exercised            1,558             858
Purchase of treasury stock                      (2,433)         (1,320)
=======================================================================
Net Cash Provided By (Used In)
Financing Activities                            24,505         (11,913)

Net Change In Cash and Cash Equivalents        (15,193)          5,177
Cash And Cash Equivalents At Beginning Of Year  22,902          11,355
=======================================================================
Cash And Cash Equivalents At End Of Period    $  7,709         $16,532
========================================================================

                                  4 of 9

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 (Unaudited)

1. The consolidated balance sheet as of September 26, 1997, the consolidated statements of income and retained earnings for the three and nine months ended September 26, 1997 and September 27, 1996 and the consolidated statements of cash flow for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 26, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report to shareholders. The results of operations for the period ended September 26, 1997 are not necessarily indicative of the operating results for the full year.

2.  Inventories consist of the following:     Sept. 26,   Dec. 31,
(in thousands)                                   1997       1996
===================================================================
Raw materials and supplies                    $15,890     $13,031
Work in process                                     -         144
Finished goods                                 42,058      35,712
                                              -------------------
                                              $57,948     $48,887
==================================================================

3.  Property, Plant and Equipment
    consist of the following:                 Sept. 26,   Dec. 31,
(in thousands)                                   1997       1996
===================================================================
Land                                         $  3,263   $  3,195
Buildings and improvements                     66,493     64,810
Machinery and equipment                       162,722    155,635
Office equipment and other assets              12,037     11,835
Mineral rights                                  5,931      5,931
Construction in progress                        7,395      1,641
                                              -------------------
                                              257,841    243,047
Less accumulated depreciation
  and amortization                            114,519    104,676
                                             -------------------
Net Property, Plant and Equipment            $143,322   $138,371
==================================================================

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

                          Three Months Ended       Nine Months Ended
                         ---------------------   ---------------------
                         Sept. 26,   Sept. 27,   Sept. 26,   Sept. 27,
(in thousands)              1997        1996        1997        1996
=======================================================================
Net sales                $10,004     $ 9,072      $30,866     $29,156
Gross profit               3,344       2,750       10,852       9,170
Net income                 2,522       1,896        8,348       6,606

Company's share in
  net income               1,261         948        4,174       3,303
Elimination of Company's
  share of intercompany
  interest expense           113         113          340         340
                          ------------------      -------------------
Equity in joint venture
  income                 $ 1,374     $ 1,061      $ 4,514     $ 3,643
=======================================================================

On June 3, 1997, the Company acquired a 40% interest in two Brazilian bicarbonate/carbonate-related chemical companies. The acquisition, costing approximately $10.4 million, was financed internally and is accounted for under the equity method of accounting.

5. Primary earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded because their effect was not material. Fully diluted earnings per share reflects the impact of common equivalent shares due to shares issuable for stock options.

6.  Accounting Change

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for EPS. SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company is required to adopt SFAS 128 with its December 31, 1997 financial statements and restate all prior-period EPS data. The Company will continue to account for EPS under APB 15 until that time. Under SFAS 128, the Company's basic EPS for the three months ended September 26, 1997 and September 27, 1996 was $.33 and $.27 per share, respectively, and the Company's diluted EPS for the three months ended September 26, 1997 and September 27, 1996 was $.32 and $.26 per share, respectively. For the nine month period basic EPS in 1997 and 1996 was $.97 and $.78 per share, respectively, and diluted EPS in 1997 and 1996 was $.95 and $.77 per share, respectively.

7.  Acquisition

On August 27, 1997, the Company closed on its previously announced acquisition of a group of five household cleaning brands from The Dial Corporation. The cost of the acquisition was approximately $31.4 million and the brands involved were BRILLO(R) Soap Pads and related products, PARSONS(R) and BO-PEEP(R) Ammonia, CAMEO(R) Metal Polish, RAIN DROPS(R) Water Softener and SNO BOL(R) Cleaners. The acquisition was financed through short-term borrowings.

The allocation of the purchase price in these financial statements is preliminary and is expected to be finalized by December 31, 1997.

                                  6 of 9

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
Results of Operations
---------------------

For the quarter ended September 26, 1997, net income was $6.4 million or $.33 per primary share and $.32 per fully diluted share. This compares with $5.2 million or $.27 per share for the same period of 1996. For the first nine months of 1997, net income was $18.9 million or $.97 per primary share and $.94 per fully diluted share, compared with $15.2 million or $.78 per share for 1996.

Net sales in the quarter were $146.3 million, a $9.2 million or a 6.7% increase versus 1996. This increase was due to higher sales of ARM & HAMMER(R) Laundry Detergent products, the addition of the product lines acquired during the quarter from The Dial Corporation, and the national introduction of ARM & HAMMER Super Scoop(TM),The Baking Soda Clumping Litter. These increases were partially offset by lower sales of ARM & HAMMER Dental Care(R) toothpaste. Specialty Products sales increased as well, primarily as a result of higher sales of MEGALAC(R) Rumen Bypass Fat, agricultural grades of sodium bicarbonate and liquid cleaners. These increases were partially offset by lower sales of performance grades of sodium bicarbonate.

Net sales for the first nine months were $417.8 million or 6.2% ahead of 1996. The increase is primarily a result of higher sales of ARM & HAMMER Laundry Detergent products, the third quarter national introduction of ARM & HAMMER Super Scoop, The Baking Soda Clumping Litter, and the new products acquired from The Dial Corporation. These increases were partially offset by lower sales of ARM & HAMMER Carpet and Room Deodorizer. Specialty Products sales were higher for the same reasons as the current quarter.

The Company's gross margin was 43.2% and 42.8% for the current quarter and nine month period, respectively. This compares with 43.0% and 42.8% for the same periods of last year. The slight improvement in the current quarter is a result of lower manufacturing costs, partially offset by a less favorable sales mix. The flat margin for the nine month period is a result of lower manufacturing costs offset by costs associated with the ARM & HAMMER Dental Care toothpaste buy-one-get-one free promotion and a less favorable sales mix.

Selling, general and administrative expenses increased $2.0 million in the current quarter and $6.6 million for the nine month period. Selling expenses for the quarter decreased slightly as a result of lower promotion costs for ARM & HAMMER Dental Care toothpaste, partially offset by introductory costs for ARM & HAMMER Super Scoop, The Baking Soda Clumping Litter. General and administrative costs increased in the quarter primarily as a result of higher Information Systems expenses. Selling expenses for the nine month period increased as a result of higher advertising, introductory spending for ARM & HAMMER Super Scoop, The Baking Soda Clumping Litter, and higher test market costs. These increases were partially offset by lower promotion costs for ARM & HAMMER Dental Care toothpaste. General and administrative costs increased for the same reason as the current quarter.

The Company's Armand Products joint venture saw sales increase 10.3% and 5.9% for the current quarter and the nine month period while equity in joint venture income increased 29.5% and 23.9% as compared to the same periods of 1996.

Interest expense increased as a result of using short-term debt to finance the purchase of the five brands from The Dial Corporation.

Other income increased significantly primarily as a result of a settlement from a long-standing class action suit against the Carbon Dioxide supply industry and foreign exchange gains.

The effective tax rate for the nine month period was 37.7% as compared to 37.4% for the same period of last year.

Liquidity and Capital Resources
-------------------------------

The Company considers cash and short-term investments as the principal measurement of its liquidity. At September 26, 1997, cash, including cash equivalents and short-term investments totaled $12.7 million compared to $27.9 million at December 31, 1996.

During the first nine months of 1997, the Company generated $5.2 million of positive cash flow from operating activities, received $4.4 million in distributions from its affiliates, borrowed $32.0 million of short-term debt and received $1.6 million from stock options exercised. Significant expenditures included the purchase of five brands from The Dial Corporation for $31.4 million, additions to property, plant and equipment of $6.7 million, the payment of cash dividends of $6.6 million, the purchase of a 40% interest in two Brazilian chemical companies for $10.4 million, and the purchase of treasury stock of $2.4 million.


                                  7 of 9

                         PART II - Other Information
                         ---------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

           (a) No reports on Form 8-K were filed for the three months ended September 26, 1997.


                                  8 of 9

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CHURCH & DWIGHT CO., INC.
                                        --------------------------------
                                        (REGISTRANT)






DATE:    November 7, 1997               Zvi Eiref
       ----------------------           --------------------------------
                                        ZVI EIREF
                                        VICE PRESIDENT FINANCE AND
                                        CHIEF FINANCIAL OFFICER




DATE:    November 7, 1997               Gary P. Halker
       ----------------------           --------------------------------
                                        GARY P. HALKER
                                        VICE PRESIDENT, CONTROLLER AND
                                        CHIEF INFORMATION OFFICER









                                  9 of 9