Form 10-K
period 1997-12-31
CHURCH & DWIGHT CO INC /DE/
filed 1998-03-31
CIK 313927

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-10585

                           ---------------------------

                            CHURCH & DWIGHT CO., INC.
             (Exact name of registrant as specified in its charter)

            INCORPORATED IN DELAWARE              I.R.S. EMPLOYER IDENTIFICATION
                                                  NO. 13-4996950

469 NORTH HARRISON STREET, PRINCETON, NEW JERSEY                08543-5297
    (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (609) 683-5900

                           ---------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                             ON WHICH REGISTERED
       -------------------                             -------------------
   Common Stock, $1 par value                        New York Stock Exchange
 Preferred Stock Purchase Rights                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes /X/ No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 9, 1998, 18,664,599 shares of Common Stock held by non-affiliates were outstanding with an aggregate market value of approximately $536.6 million. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on March 9, 1998.

As of March 9, 1998, 19,412,455 shares of Common Stock were outstanding.

                                    DOCUMENTS INCORPORATED BY REFERENCE:

         PARTS II AND IV            Portions of registrant's 1997 Annual Report
                                    to Stockholders.

         PART III

                                    Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1998.

                                TABLE OF CONTENTS

                                     PART I

      ITEM                                                                                                  PAGE
       1.    Business                                                                                       - 1 -
       2.    Properties                                                                                     - 6 -
       3.    Legal Proceedings                                                                              - 6 -
       4.    Submission of Matters to a Vote of Security Holders                                            - 7 -


                                     PART II


       5.    Market for the Registrant's Common Equity and Related Stockholder Matters                      - 7 -
       6.    Selected Financial Data                                                                        - 7 -
       7.    Management's Discussion and Analysis of Financial Condition and Results of Operations          - 7 -
       8.    Financial Statements and Supplementary Data                                                    - 7 -
       9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           - 7 -


                                    PART III


       10.   Directors and Executive Officers of the Registrant                                             - 7 -
       11.   Executive Compensation                                                                         - 7 -
       12.   Security Ownership of Certain Beneficial Owners and Management                                 - 8 -
       13.   Certain Relationships and Related Transactions                                                 - 8 -


                                     PART IV


       14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K                                 - 8 -

                                     PART I

ITEM 1.     BUSINESS.

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

     The Company sells its products, primarily under the ARM & HAMMER(R) trademark, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors. ARM & HAMMER is the registered trademark for a line of consumer products which includes ARM & HAMMER Baking Soda, ARM & HAMMER DENTAL CARE(R) Dentifrices, ARM & HAMMER Carpet Deodorizer, ARM & HAMMER Deodorizing Air Freshener, ARM & HAMMER Powder and Liquid Laundry Detergent and ARM & HAMMER Deodorant Anti-Perspirant with Baking Soda. The ARM & HAMMER trademark is also used for a line of chemical products, the most important of which are sodium bicarbonate, ammonium bicarbonate, sodium sesquicarbonate, ARM & HAMMER MEGALAC(R) Rumen Bypass Fat and ARMEX(R) Blast Media. In 1997, consumer products represented 80% and specialty products 20% of the Company's sales. Approximately 96% of the Company's sales revenues are derived from sales in the United Stated and Canada.

CONSUMER PRODUCTS

     PRINCIPAL PRODUCTS

     The Company's founders first marketed baking soda in 1846 for use in home baking. The ARM & HAMMER trademark was adopted in 1867. Today, this product is known for a wide variety of uses in the home, including as a refrigerator and freezer deodorizer, scratchless cleaner and deodorizer for kitchen surfaces and cooking appliances, bath additive, dentifrice, cat litter deodorizer, and swimming pool pH stabilizer. The Company estimates that a majority of U.S. households have a box of baking soda on hand. Although no longer the Company's largest single business, ARM & HAMMER Baking Soda remains the leading brand of baking soda in terms of consumer recognition of the brand name and its reputation for quality and value.

     The deodorizing properties of baking soda have since led to the development of several other household products; ARM & HAMMER Carpet Deodorizer and ARM & HAMMER Deodorizing Air Freshener are both available in a variety of fragrances. In 1992, the Company launched ARM & HAMMER Cat Litter Deodorizer, a scented baking soda product targeted to cat-owning households and veterinarians. During the fourth quarter of 1997, the Company introduced nationally ARM & HAMMER SUPER SCOOP(R), The Baking Soda Clumping Litter, which competes in the fast-growing clumping segment of the cat litter market.

     The Company's largest consumer business today, measured by sales volume, is in the laundry detergent market. The ARM & HAMMER brand name has been associated with this market since the last century when ARM & HAMMER Super Washing Soda was first introduced as a heavy-duty laundry and household cleaning product. The Company today makes products for use in various stages of the laundry cycle; powdered and liquid laundry detergents, fabric softener dryer sheets and a laundry detergent booster.

     ARM & HAMMER Laundry Detergents, in both powder and liquid forms, have been available nationally since the early 1980's. The Company markets these brands as value products, priced at a 15 to 20 percent discount from products identified by the Company as market leaders. In 1993, ARM & HAMMER Powder Laundry Detergent was restaged with a new formulation containing ACTIVATED BAKING SODA(TM). At the same time, the Company introduced ARM & HAMMER free Powder Laundry Detergent, a perfume and dye-free formulation. In the latter part of 1996, the Company reformulated and concentrated the product. Similarly, a companion product, ARM & HAMMER Liquid Laundry Detergent, was converted to a new concentrated formula in 1993, and is also available in regular and perfume and dye-free forms. In 1995, this product was reformulated to a newer level of concentration and is still available in regular and perfume and dye-free forms.

     In 1992, the Company completed the national expansion of another laundry product, ARM & HAMMER FRESH & SOFT(R) Dryer Sheets. This product stops static cling, and softens and freshens clothes. ARM & HAMMER Super Washing Soda is promoted as a detergent booster and bleach substitute.

     ARM & HAMMER Baking Soda has long been used as a dentifrice. Its mild cleansing action cleans and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties have led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally: ARM & HAMMER DENTAL CARE, The Baking Soda Tooth Powder; ARM & HAMMER DENTAL CARE, The Baking Soda Toothpaste; ARM & HAMMER DENTAL CARE Gel; ARM & HAMMER DENTAL CARE Tartar Control Formula; ARM & HAMMER DENTAL CARE Tartar Control Gel; ARM & HAMMER PEROXICARE, a baking soda toothpaste containing hydrogen peroxide; and Tartar Control PEROXICARE. In 1996, three new ARM & HAMMER DENTAL CARE Toothpaste line extensions were introduced nationally, ARM & HAMMER DENTAL CARE Sensitive Formula, ARM & HAMMER DENTAL CARE Extra-Whitening and ARM & HAMMER DENTAL CARE Smooth Spearmint.

     The Company markets and sells nationally, ARM & HAMMER Deodorant Anti-Perspirant with Baking Soda, ARM & HAMMER Deodorant with Baking Soda. These products are available in various scented and unscented stick and roll-on forms, including ARM & HAMMER Deodorant with Baking Soda in a wide solid stick and a jumbo oval stick Deodorant Anti-Perspirant. In the third quarter of 1997, the Company launched nationally ARM & HAMMER Aerosol Deodorant Anti-Perspirant.

     During the third quarter of 1997, the Company acquired a group of five household cleaning brands from The Dial Corporation. The brands acquired were BRILLO(R) Soap Pads and other steel wool products, PARSONS(R) and BO-PEEP(R) Ammonia, CAMEO(R) Metal Polish, RAIN DROPS(R) Water Softener and SNO BOL(R) Cleaners. During the first Quarter of 1998, the Company purchased from The Dial Corporation TOSS 'N SOFT(R) Dryer Sheets. The acquisition of these brands broadens the Company's base of household cleaning products, and fit well within the Company's current sales, marketing and distribution activities.

     COMPETITION

     The markets for retail consumer products are highly competitive. ARM & HAMMER Baking Soda competes with generic and private label brands of grocery chains. ARM & HAMMER DENTAL CARE products, ARM & HAMMER Carpet Deodorizer, ARM & HAMMER Deodorant Anti-Perspirant and ARM & HAMMER Deodorizing Air Freshener compete with other nationally advertised brands, generally sold by larger multi-national companies.

     The Company's laundry products, ARM & HAMMER Powder Laundry Detergent, ARM & HAMMER Liquid Laundry Detergent, ARM & HAMMER Super Washing Soda, and ARM & HAMMER FRESH & SOFT Dryer Sheets, all have small shares in large markets competing generally against large multi-national consumer packaged goods companies.

     All of the Company's products are competitively priced and receive strong support in the form of trade and consumer promotion. In addition, the Company advertises certain products on national television.

     DISTRIBUTION

     The Company's consumer products are primarily marketed throughout the United States and Canada and sold through supermarkets, mass merchandisers and drugstores. The Company employs a sales force based regionally throughout the United States. This sales force utilizes the services of independent food brokers in each market. The Company's products are strategically located in public warehouses and either picked up by customers or delivered by independent trucking companies.

SPECIALTY PRODUCTS

         PRINCIPAL PRODUCTS

         The Company's specialty products business primarily consists of the manufacture, marketing and sale of sodium bicarbonate in a range of grades and granulations for use in industrial and agricultural markets. In industrial markets, sodium bicarbonate is used by other manufacturing companies as a leavening agent for commercial baked goods, as an antacid in pharmaceuticals, as a carbon dioxide release agent in fire extinguishers, and as an alkaline agent in swimming pool chemicals, detergents and various textile and tanning applications. A special grade of sodium bicarbonate, as well as sodium sesquicarbonate, is sold to the animal feed market as a feed additive for use by dairymen as a buffer, or antacid, for dairy cattle.

         The Company markets and sells MEGALAC Rumen Bypass Fat, a nutritional supplement made from natural oils, which allows cows to maintain energy levels during the period of high-milk production, resulting in improved milk yields and minimal weight loss. The product and the trademark MEGALAC are licensed under a long-term license agreement from a British company, Volac Ltd.

         ARMEX Blast Media is a small but developing product line of formulations designed for the removal of a wide variety of surface coatings. This product which is used in conjunction with the Company's ACCUSTRIP SYSTEM(TM) Delivery Device provides an environmentally safe alternative to existing processes such as sand blasting and chemical stripping.

         The Company markets and sells ammonium bicarbonate and other specialty chemicals to food and agricultural markets in Europe through its wholly-owned British subsidiary Brotherton Speciality Products Ltd.

         The Company and Occidental Petroleum Corporation are equal partners in a joint venture named Armand Products Company, which produces and markets potassium carbonate and potassium bicarbonate. Potassium chemicals are sold, among others, to the glass industry for use in TV and computer monitor screens.

         During the second quarter of 1997, the Company acquired a 40 percent equity interest in QGN/Carbonor, a Brazilian bicarbonate/carbonate-related chemical company. The agreement includes an option for the Company to increase its interest to 75 percent by March 31, 1999.

         COMPETITION

         The sodium bicarbonate industry continues to be affected by competition from domestic sodium bicarbonate producers and imports. In agricultural markets, sodium bicarbonate also competes with several alternative buffer products. The competitive level is substantial as competitors employ aggressive selling techniques in the attempt to build their respective businesses. Despite this intense competition, the Company's business has remained essentially level.

         The Company competes primarily on the basis of its product quality, grade availability and reliability of supply from a two-plant manufacturing system. Pricing is a major competitive factor for animal feed and other less specialized grades of sodium bicarbonate.

         The addition of a combined total of 75,000 tons of potassium carbonate capacity by competitors, has intensified the competitive environment in the potassium carbonate business, as the new entrants try to gain volume. Additionally, a growing, worldwide over capacity in video glass production results in extreme pressure on all raw materials sold to that industry, including potassium carbonate.

         DISTRIBUTION

         The Company markets sodium bicarbonate and other chemicals to industrial and agricultural customers throughout the United States and Canada. Distribution is accomplished through regional sales offices and manufacturer's representatives augmented by the sales personnel of independent distributors throughout the country.

     RAW MATERIALS AND SOURCES OF SUPPLY

     The Company manufactures sodium bicarbonate for both of its consumer and industrial businesses at its two plants located at Green River, Wyoming and Old Fort, Ohio.

     The production of sodium bicarbonate requires two basic raw materials, soda ash and carbon dioxide. The primary source of soda ash used by the Company is the mineral, trona, which is found in abundance in southwestern Wyoming, near the Company's Green River plant. The Company has acquired a number of leases allowing it to extract these trona deposits.

     The Company is party to a partnership agreement with General Chemical Corporation, which mines and processes certain trona reserves owned by each of the two companies in Wyoming. Through the partnership and related supply and services agreements, the Company obtains a substantial amount of its soda ash requirements, enabling the Company to achieve some of the economies of an integrated business capable of producing sodium bicarbonate and related products from the basic raw material. The Company also has an agreement for the supply of soda ash from another company.

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

     The Company presently uses light soda ash in the manufacture of its ARM & HAMMER Powder Laundry Detergent in its Syracuse, New York plant. Light soda ash is obtained under a one-year supply agreement which is automatically renewable on a year to year basis. This agreement terminates upon one year's written notice by either company. At the Syracuse plant and the Green River, Wyoming plant, the Company also produces laundry detergent powder employing a process utilizing raw materials readily available from a number of sources. Therefore, the supply of appropriate raw materials to manufacture this product is adequate.

     During 1995, a liquid laundry detergent manufacturing line was constructed in the Company's Syracuse, New York Plant. This line is capable of producing all of the Company's liquid laundry detergent requirements. Prior to this, all of the Company's ARM & HAMMER Liquid Laundry Detergent was contract manufactured. The BRILLO product line is manufactured at the Company's London, Ohio plant, which was acquired from The Dial Corporation. ARM & HAMMER FRESH & SOFT Dryer Sheets, ARM & HAMMER Deodorizing Air Freshener, ARM & HAMMER Deodorant Anti-Perspirant, the Company's industrial liquid cleaning products, PARSONS(R) and BO-PEEP(R) Ammonia, CAMEO(R) Metal Polish, RAIN DROPS(R) Water Softener and SNO BOL(R) Cleaners are Contract manufactured for the Company under various agreements. Alternative sources of supply are available in case of disruption or termination of the agreements.

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

     CUSTOMERS AND ORDER BACKLOG

     Although no single customer accounted for 10% or more of consolidated net sales, a group of three consumer products customers accounted for approximately 16% of consolidated net sales in 1997. These three customers represented 14 percent in 1996.

     The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

     RESEARCH & DEVELOPMENT

     The Company's Research and Development Department is engaged in work on product development, process technology and basic research. During 1997, $15,841,000 was spent on research activities as compared to $17,823,000 in 1996 and $18,544,000 in 1995.

     ENVIRONMENT

     The Company's operations are subject to federal, state and local regulations governing air emissions, waste and steam discharges, and solid and hazardous waste management activities. The Company endeavors to take actions necessary to comply with such regulations. These steps include periodic environmental audits of each Company facility. The audits, conducted by an independent engineering concern with expertise in the area of environmental compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state and local regulations. The Company believes that its compliance with existing environmental regulations will not have any material adverse effect with regard to the Company's capital expenditures, earnings or competitive position. No material capital expenditures relating to environmental control are presently anticipated.

     EMPLOYEES

     At December 31, 1997 , the Company had 1,137 employees. The Company is party to a labor contract with the United Steelworkers of America covering approximately one hundred hourly employees at its Syracuse, New York plant which contract continues until June 30, 2001; and, with the United Industrial Workers of North America at its London, Ohio plant which contract continues until October 1, 1999. The Company believes that its relations with both its union and non-union employees are satisfactory.

   CLASSES OF SIMILAR PRODUCTS

   The Company's operations constitute one business segment. The table set forth below shows the percentage of the Company's net sales contributed by each group of similar products marketed by the Company during the period from January 1, 1993 through December 31, 1997.

                                                           % of Net Sales
                                         --------------------------------------------------

                                         1997        1996       1995       1994        1993
                                         ----        ----       ----       ----        ----

           Consumer Products               80          79         78         80          81

           Specialty Products              20          21         22         20          19

ITEM 2.     PROPERTIES.

     The Company's executive offices and research and development facilities are owned by the Company, subject to a New Jersey Industrial Revenue Bond, and are located on 22 acres of land in Princeton, New Jersey, with approximately 72,000 square feet of office and laboratory space. In addition, the Company leases space in two buildings adjacent to this facility which contain approximately 90,000 square feet of office space. The Company also leases regional sales offices in various locations throughout the United States.

     At Syracuse, New York the Company owns a 16 acre site and plant which includes a group of connected buildings containing approximately 270,000 square feet of floor space are located. This plant is used primarily for the manufacture and packaging of consumer products. Adjacent to this, the Company owned a one acre site where it manufactured ammonium bicarbonate in a 14,000 square foot building. During 1996, the Company ceased production of ammonium bicarbonate and commenced importation of its requirements from its Brotherton Speciality Products Ltd. U.K. subsidiary and other manufacturers. The site was sold in 1997.

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

     The Company owns an operating facility in Taylors, South Carolina, for the manufacturing and packaging of its dentifrice products in a 117,000 square foot building. The facility is located on 6 acres of land owned by the Company.

     During 1997, the Company acquired from The Dial Corporation a manufacturing facility in London, Ohio. This facility contains approximately 141,000 square feet of floor space and is located on 6 acres of land. The facility manufactures and packages BRILLO Soap Pads and TOSS 'N SOFT Dryer Sheets.

     In Ontario, Canada, the Company owns a 26,000 square foot distribution center which is used for the purpose of warehousing and distribution of products sold into Canada. The principal office of the Canadian subsidiary is located in leased offices in Toronto.

     Brotherton Speciality Products Ltd. owns and operates a 71,000 square foot manufacturing facility in Wakefield, England on about 7 acres of land.

     The Company's Venezuela subsidiary, Industrias Bicarbon De Venezuela S.A., recently completed construction of a new 11,000 ton sodium bicarbonate plant which it owns and operates. The plant became operational in mid 1995.

     The Armand Products partnership, in which the Company has a 50% interest, owns and operates a potassium carbonate manufacturing plant located in Muscle Shoals, Alabama. This facility contains approximately 53,000 square feet of space and has a capacity of 103,000 tons of potassium carbonate per year.

     The Company believes that its manufacturing, distribution and office facilities are adequate for the conduct of its business at the present time.

ITEM 3.     LEGAL PROCEEDINGS.

     The Company is subject to claims and litigation in the ordinary course of its business such as product liability claims, employment related matters and general commercial disputes. The Company does not believe that any pending claim or litigation will have a material adverse effect on the business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1997.


                                     PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

     The Company's common stock is traded on the New York Stock Exchange (symbol: "CHD"). Refer to Page 19 of the Annual Report which is incorporated herein by reference. During 1997, there were no sales of unregistered securities.

ITEM 6.     SELECTED FINANCIAL DATA.

     Refer to Page 15 of the Annual Report. The portion of the table on page 15 which includes information with respect to the years 1993 through 1997 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Refer to Financial Review Pages 16-19 of the Annual Report which are incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     (Not applicable)

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Refer to Pages 20-34 of the Annual Report which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 11.    EXECUTIVE COMPENSATION.

     Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1997.


                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.      FINANCIAL STATEMENTS

     The following financial statements are incorporated herein by reference to the Annual Report:

                                                                                     Page of
                                                                                  Annual Report
                                                                                  -------------

            Consolidated Statements of Income for each of the three                       20
            years in the period ended December 31, 1997

            Consolidated Balance Sheets as of December 31, 1996 and 1997                  21

            Consolidated Statements of Cash Flow for each of the three                    22
            years in the period ended December 31, 1997

            Consolidated Statements of Stockholders' Equity for each of                   23
            the three years in the period ended December 31, 1997

            Notes to Financial Statements                                              24-34

            Independent Auditors' Report                                                  34


(a) 2.         FINANCIAL STATEMENT SCHEDULE

     Included in Part IV of this report:

            Independent Auditors' Report on Schedule

            For each of the three years in the period ended December 31, 1997:

            Schedule II - Valuation and Qualifying Accounts

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)  3.        EXHIBITS

     (3)       (a)    Restated Certificate of Incorporation including
                      amendments has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1989, (Commission file no.
                      1-10585) which is incorporated by reference.

               (b) By-Laws have previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1985, (Commission file no. 1-10585) which is incorporated herein by reference.

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

                      COMPENSATION PLANS AND ARRANGEMENTS

               (b) Indemnification Agreement for directors, and certain officers, employees, agents and fiduciaries, which was approved by stockholders at the Annual Meeting of Stockholders on May 7, 1987, and was included in the Company's definitive Proxy Statement dated April 6, 1987, (Commission file no. 1-10585) which is incorporated herein by reference.

               (c) Stockholder Rights Agreement dated April 27, 1989, between Church & Dwight Co., Inc. and Chase Bank, formerly Chemical Bank, formerly Manufacturers Hanover Trust Company, has been previously filed on April 28, 1989 with the Securities and Exchange Commission on the Company's Form 8-K, (Commission file no. 1-10585) which is incorporated herein by reference.

               (d) The Company's 1983 Stock Option Plan, which was approved by stockholders at the Annual Meeting of Stockholders on May 5, 1983, and was included in the Company's definitive Proxy Statement dated April 4, 1983, (Commission file no. 1-10585) which is incorporated herein by reference.

               (e) Restricted Stock Plan for Directors which was approved by stockholders at the Annual Meeting of Stockholders on May 7, 1987, and was included in the Company's definitive Proxy Statement dated April 6, 1987, (Commission file no. 1-10585) which is incorporated herein by reference.

               (f) Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997 is attached hereto.

               (g) Deferred Compensation Plan for Directors has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1987, (Commission file no. 1-10585) which is incorporated herein by reference.

               (h) Employment Service Agreement with Senior Management of Church & Dwight Co., Inc. has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1990, (Commission file no. 1-10585) which is incorporated herein by reference.

               (i) The Stock Option Plan for Directors which was approved by stockholders in May 1991, authorized the granting of options to non-employee directors. The full text of the Church & Dwight Co.,Inc. Stock Option Plan for Directors was contained in the definitive Proxy Statement filed with the Commission on April 2, 1991, (Commission file no. 1-10585) which is incorporated herein by reference.

               (j) A description of the Company's Incentive Compensation Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1992, (Commission file no. 1-10585) which is incorporated herein by reference.

               (k) Church & Dwight Co., Inc. Executive Stock Purchase Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1993, (Commission file no. 1-10585) which is incorporated herein by reference.

               (l) The 1994 Incentive Stock Option Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1994, (Commission file no. 1-10585) which is incorporated herein by reference.

               (m) The Compensation Plan for Directors, which was approved by stockholders at the Annual Meeting of Stockholders on May 9, 1996, and was included in the Company's definitive Proxy Statement filed with the Commission on April 1, 1996, (Commission file no. 1-10585) which is incorporated herein by reference.

     *(11)     Computation of earnings per share.

     *(13) 1997 Annual Report to Stockholders. Except for portions of said Annual Report expressly incorporated by reference herein, said Annual Report is not deemed "filed herewith."

     *(21)     List of the Company's subsidiaries.

     *(23)     Consent of Independent Auditor.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31,1997.

               Copies of exhibits will be made available upon request and for a reasonable charge.



*filed herewith

INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of
Church & Dwight Co., Inc.
Princeton, New Jersey


We have audited the consolidated financial statements of Church & Dwight Co., Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 21, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Church & Dwight Co., Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Parsippany, New Jersey
January 21, 1998

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                                          1997      1996      1995
                                                        ---------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

      Balance at beginning of year                      $1,478    $1,304    $  912
                                                        --------------------------

      Additions:
            Charged to expenses and costs                  200       401       478
                                                        --------------------------
      Deductions:
            Amounts written off                            145       227        86
            Foreign currency translation adjustments         1      --        --
                                                        --------------------------

                                                           146       227        86
                                                        --------------------------

      BALANCE AT END OF YEAR                            $1,532    $1,478    $1,304
                                                        --------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 1998.


                                 CHURCH & DWIGHT CO., INC.


                                 By:      /s/ Robert A. Davies, III
                                          --------------------------------------
                                          Robert A. Davies, III
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert A. Davies, III            President and                    February 23, 1998
-------------------------
Robert A. Davies, III                Chief Executive Officer




/s/ Zvi Eiref                        Vice President Finance and       February 23, 1998
-------------
Zvi Eiref                            Chief Financial Officer
                                     (Principal Financial Officer)



/s/ Gary P. Halker                   Vice President, Controller and   February 23, 1998
------------------
Gary P. Halker                       Chief Information Officer
                                     (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Cyril C. Baldwin, Jr.                    Director                   February 23, 1998
------------------------
Cyril C. Baldwin, Jr.


/s/ William R. Becklean                      Director                   February 23, 1998
-----------------------
William R. Becklean


/s/ Robert H. Beeby                          Director                   February 23, 1998
-------------------
Robert H. Beeby


/s/ Robert A. Davies, III                    Director                   February 23, 1998
-------------------------
Robert A. Davies, III


/s/ Rosina B. Dixon, M.D.                    Director                   February 23, 1998
-------------------------
Rosina B. Dixon, M.D.


/s/ J. Richard Leaman, Jr.                   Director                   February 23, 1998
--------------------------
J. Richard Leaman, Jr.


/s/ John D. Leggett, III, Ph.D               Director                   February 23, 1998
------------------------------
John D. Leggett, III, Ph.D.


/s/ Robert A. McCabe                         Director                   February 23, 1998
--------------------
Robert A. McCabe


/s/ Dwight C. Minton                         Chairman                   February 23, 1998
--------------------
Dwight C. Minton


/s/ Dean P. Phypers                          Director                   February 23, 1998
-------------------
Dean P. Phypers


/s/ Jarvis J. Slade                          Director                   February 23, 1998
-------------------
Jarvis J. Slade


/s/ John O. Whitney                          Director                   February 23, 1998
-------------------
John O. Whitney

                                EXHIBIT INDEX
                                -------------

  Exhibit No.                        Description
  -----------                        -----------

     (10(f))       Church & Dwight Co., Inc. Executive Deferred Compensation
                   Plan

     (11)          Computation of earnings per share.

     (13) 1997 Annual Report to Stockholders. Except for portions of said Annual Report expressly incorporated by reference herein, said Annual Report is not deemed "filed herewith."

     (21)          List of the Company's subsidiaries.

     (23)          Consent of Independent Auditor.

     (27)          Financial Data Schedule