Form 10-Q
period 1998-03-27
CHURCH & DWIGHT CO INC /DE/
filed 1998-05-06
CIK 313927

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 27, 1998               Commission file No. 1-10585

                       --------------------------------


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

                   Yes     X                         No

 As of April 24, 1998, there were 19,398,123 shares of Common Stock outstanding.

================================================================================


                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)



                                                                 Three Months Ended
                                                                ----------------------
                                                                March 27,     March 28,
  (In thousands, except per share data) ..................         1998           1997
---------------------------------------------------------------------------------------

 Net Sales ...............................................    $ 152,011      $ 129,621
 Cost of sales ...........................................       87,820         74,761
                                                              ------------------------
 Gross profit ............................................       64,191         54,860
 Selling, general and administrative expenses ............       55,737         48,680
                                                              ------------------------
 Income from Operations ..................................        8,454          6,180

 Equity in earnings of affiliates ........................        1,224          1,416
 Investment income .......................................          309            415
 Other income ............................................           34            290
 Interest expense ........................................         (572)           (82)
                                                               ------------------------
 Income before taxes .....................................        9,449          8,219
 Income taxes ............................................        3,553          2,992
                                                               ------------------------
 Net Income ..............................................        5,896          5,227

 Retained earnings at beginning of period ................      197,622        182,069
                                                               ------------------------
                                                                203,518        187,296
 Dividends paid ..........................................        2,326          2,144
                                                              ------------------------
 Retained earnings at end of period ......................    $ 201,192      $ 185,152
=======================================================================================
---------------------------------------------------------------------------------------
 Weighted average shares outstanding - Basic .............       19,396         19,476
 Weighted average shares outstanding - Diluted ...........       19,932         19,923
---------------------------------------------------------------------------------------
 Earnings Per Share:

 Net income per share - Basic ............................    $     .30      $     .27
 Net income per share - Diluted ..........................    $     .30      $     .26
---------------------------------------------------------------------------------------
 Dividends Per Share: ....................................    $     .12      $     .11
=======================================================================================

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 27,      December 31,
                                                                        1998            1997
                                                                     ----------------------------
(Dollars in thousands)                                               (Unaudited)
=================================================================================================
Assets
=================================================================================================
Current Assets
     Cash and cash equivalents                                         $ 16,449      $ 14,949
     Short-term investments                                               2,997         3,993
     Accounts receivable, less allowances of $1,583 and $1,532           56,113        49,566
     Inventories (Note 2)                                                68,925        61,275
     Current portion of note receivable                                   4,553         4,131
     Deferred income taxes                                                9,573         9,802
     Prepaid expenses                                                     6,283         5,727
                                                                      ------------------------
Total Current Assets                                                    164,893       149,443
---------------------------------------------------------------------------------------------
Property, Plant and Equipment (Note 3)                                  147,330       142,343
Note Receivable from Joint Venture                                        5,782         6,869
Equity Investment in Affiliates                                          26,630        26,871
Long-Term Supply Contract                                                 2,640         2,775
Intangibles and Other Assets                                             27,897        22,713
=============================================================================================
Total Assets                                                           $375,172      $351,014
=============================================================================================

Liabilities and Stockholders' Equity
=============================================================================================
Current Liabilities
     Short-term borrowings                                             $ 42,000      $ 32,000
     Accounts payable and accrued expenses                              100,703        92,090
     Current portion of long-term debt                                      856           685
     Income taxes payable                                                 4,932         1,456
                                                                       ----------------------
Total Current Liabilities                                               148,491       126,231
---------------------------------------------------------------------------------------------
Long-Term Debt                                                            6,644         6,815
Deferred Income Taxes                                                    20,069        20,578
Deferred Liabilities                                                      4,670         3,786
Nonpension Postretirement and Postemployment Benefits                    14,398        14,263

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - $1 par value
     Authorized 2,500,000 shares, none issued                                 -             -
Common Stock - $1 par value
    Authorized 100,000,000 shares, issued 23,330,494 shares              23,330        23,330
Additional paid-in capital                                               34,527        34,097
Retained earnings                                                       201,192       197,622
Cumulative translation adjustments                                         (424)         (591)
                                                                        ---------------------
                                                                         258,625      254,458
Common stock in treasury, at cost:
     3,960,671 shares in 1998 and 3,893,155 shares in 1997              (77,176)      (74,568)
Due from officers                                                          (549)         (549)
---------------------------------------------------------------------------------------------
Total Stockholders' Equity                                              180,900       179,341
=============================================================================================
Total Liabilities and Stockholders' Equity                             $375,172      $351,014
=============================================================================================

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                 Three Months Ended
=====================================================================================================
                                                                               March 27,    March 28,
(Dollars in thousands)                                                           1998         1997
=====================================================================================================
Cash Flow From Operating Activities
=====================================================================================================
Net Income                                                                        $5,896       $5,227

Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation, depletion and amortization                                  4,055        3,449
         Deferred income taxes                                                      (284)         140
         Equity in unconsolidated affiliates                                      (1,224)      (1,416)
         Other                                                                       173         (112)

Change in assets and liabilities:
         Decrease in short-term investments                                          996        1,001
         (Increase) in accounts receivable                                        (6,492)      (6,693)
         (Increase) in inventories                                                (6,461)      (5,064)
         (Increase) in prepaid expenses                                             (553)        (797)
         Increase (decrease) in accounts payable                                   8,558       (2,876)
         Increase in income taxes payable                                          3,602        2,570
         Increase in other liabilities                                             1,017        1,036
=====================================================================================================
Net Cash Provided By (Used In) Operating Activities                                9,283       (3,535)

Cash Flow From Investing Activities
=====================================================================================================
Additions to property, plant and equipment                                        (6,778)      (1,107)
Purchase of new product lines                                                     (6,975)           -
Distributions from unconsolidated affiliates                                       1,465        1,398
Purchase of other assets                                                          (1,382)           -
Proceeds from repayment of notes receivable                                          665            -
=====================================================================================================
Net Cash (Used In) Provided By Investing Activities                              (13,005)         291

Cash Flow From Financing Activities
=====================================================================================================
short-term borrowing                                                              10,000            -
Payment of cash dividends                                                         (2,326)      (2,144)
Proceeds from stock options exercised                                                678          869
Purchase of treasury stock                                                        (3,130)         (25)
=====================================================================================================
Net Cash Provided By (Used In) Financing Activities                                5,222       (1,300)

Net Change In Cash and Cash Equivalents                                            1,500       (4,544)
Cash And Cash Equivalents At Beginning Of Year                                    14,949       22,902
=====================================================================================================
Cash And Cash Equivalents At End Of Period                                       $16,449      $18,358
=====================================================================================================

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated balance sheet as of March 27, 1998, the consolidated statements of income and retained earnings for the three months ended March 27, 1998 and March 28, 1997 and the consolidated statements of cash flow for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 27, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual report to shareholders. The results of operations for the period ended March 27, 1998 are not necessarily indicative of the operating results for the full year.




2.       Inventories consist of the following:      March 27,      Dec. 31,
    (in thousands)                                   1998           1997
===========================================================================
Raw materials and supplies                           $18,287        $16,848
Finished goods                                        50,638         44,427
                                                    -----------------------
                                                     $68,925        $61,275
===========================================================================


3.       Property, Plant and Equipment consist of the following:        March 27,     Dec. 31,
    (in thousands)                                                        1998          1997
==============================================================================================
Land                                                                  $    3,261    $    3,258
Buildings and improvements                                                68,096        68,075
Machinery and equipment                                                  167,360       165,174
Office equipment and other assets                                         13,322        13,355
Mineral rights                                                             5,931         5,931
Construction in progress                                                   9,828         3,304
                                                                       -----------------------
                                                                         267,798       259,097
Less accumulated depreciation, depletion and amortization                120,468       116,754
                                                                       -----------------------
Net Property, Plant and Equipment                                       $147,330      $142,343
==============================================================================================

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

                                                                                 Three Months Ended
                                                                              ------------------------
                                                                               March 27,     March 28,
(In thousands)                                                                   1998          1997
======================================================================================================
Net sales                                                                      $  9,242       $10,139
Gross profit                                                                      3,214         3,434
Net income                                                                        2,424         2,606

Company's share in net income                                                     1,212         1,303
Elimination of Company's share of intercompany interest expense                     110           113
                                                                               -----------------------
Equity in joint venture income                                                 $  1,322      $  1,416
======================================================================================================


5.       Earnings Per Share

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding. Prior year amounts have been restated to conform with Statement of Financial Accounting Standards No. 128 "Earnings Per Share".



6.       Accounting Change

During the first quarter of 1998, the Company adopted AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize certain costs of developing computer software. The effect on net income for the first quarter was approximately $1.9 million or $.10 per share. Had the SOP been applicable for the first quarter of 1997, the effect on net income would have been $.4 million or $.02 per share.


7.       Acquisitions

On January 26, 1998, the Company's Brotherton Speciality Products subsidiary purchased Kingston Chemical Ltd., a supplier of potassium based airport de-icing fluids for approximately $1,700,000.

On January 29, 1998, the Company closed on its previously announced acquisition of TOSS N' SOFT Dryer Sheets from The Dial Corporation for approximately $5,300,000.

8.       Comprehensive Income

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The statement was effective for fiscal years beginning after December 15, 1997 and establishes standards for the reporting and displaying of comprehensive income. The following table presents the Company's Comprehensive Income for the three months ending March 27, 1998 and March 28, 1997.



                                                        Three Months Ended
                                                   -----------------------------
                                                     March 27,         March 28,
(In thousands)                                          1998               1997
================================================================================
Net Income                                             $5,896            $5,227
Other Comprehensive Income, net of tax:
    Foreign exchange transaction adjustments              101              (173)
    Tax benefit of stock option exercises                 142                 -
                                                      --------------------------
Comprehensive Income                                   $6,139             $5,054
===================================================================================


9.       Contingencies

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

For the quarter ended March 27, 1998, net income was $5.9 million, equivalent to basic earnings of $.30 per share, from $5.2 million or $.27 per share, in last year's first quarter. Diluted earnings were $.30 per share compared to $.26 per share last year.

Net sales for the quarter were $152.0 million, representing an increase of $22.4 million or 17.3% versus the same period of 1997. The increase is primarily due to the introduction of two major consumer products, ARM & HAMMER SUPER SCOOP(TM), The Baking Soda Clumping Litter, in late 1997 and ARM & HAMMER DENTAL CARE(TM), The Baking Soda Gum, in early 1998. It also includes the sales of BRILLO(R) Soap Pads and certain other brands acquired in late 1997. With regard to the established brands, sales of laundry and deodorizer products were strong; sales of ARM & HAMMER Dental Care and deodorant products, however, declined as competition in these categories intensified. Specialty chemicals were about even with the same period last year.

Gross margin was 42.2% in the first quarter, as compared with 42.3% last year. This change is due to a less favorable sales mix offset by lower manufacturing costs.

Selling, general and administrative costs increased $7.1 million or 14.5% versus last year. Selling expenses increased primarily due to support of new products, namely ARM & HAMMER SUPER SCOOP, ARM & HAMMER DENTAL CARE, The Baking Soda Gum and BRILLO Soap Pads. General and administrative costs increased slightly versus last year.

The Company's joint venture, Armand Products Company, saw sales decline 8.8% and earnings decline 6.6% versus last year.

Interest expense increased versus last year primarily as a result of having short-term debt to finance the purchase of new product lines. Investment income decreased due to having a lower amount of average cash available for investment.

The effective tax rate for the quarter was 37.6%, up from 36.4% last year. This increase in the rate is the result of utilizing foreign operating loss carry-forwards in 1997.

Liquidity and Capital Resources

The Company considers cash and short-term investments as the principal measurement of its liquidity. At March 27, 1998, cash, including cash equivalents and short-term investments totaled $19.4 million as compared to $18.9 million at December 31, 1997.

During the first quarter of 1998, the Company generated $9.3 million of positive cash flow from operating activities, increased short-term debt by $10.0 million and received $1.5 million in distributions from its affiliates. Significant expenditures include additions to property, plant and equipment of $6.8 million (including the earlier mentioned software capitalization), the purchase of new product lines of $7.0 million, purchase of treasury stock of $3.1 million and the payment of cash dividends of $2.3 million.



                           PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits
               (11) Computation of earnings per share

         b. No reports on Form 8-K were filed for the three months ended March 27, 1998.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - Computation of Earnings Per Share
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                         Three Months Ended
                                                       -------------------------
                                                       March 27,       March 28,
                                                         1998            1997
                                                       -------------------------
BASIC:
      Net Income                                          $ 5,896        $ 5,227

Weighted average shares outstanding                        19,396         19,476

Basic earnings per share                                     $.30           $.27

DILUTED:
      Net Income                                          $ 5,896        $ 5,227

Weighted average shares outstanding                        19,396         19,476
      Incremental shares under stock option plans             536            447
                                                       -------------------------
Adjusted weighted average shares outstanding               19,932         19,923
                                                       -------------------------

Diluted earnings per share                                   $.30           $.26


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               CHURCH & DWIGHT CO.,INC.
                                               --------------------------------
                                               (REGISTRANT)



DATE:          May 1, 1998                     Zvi Eiref
         ---------------------                 --------------------------------
                                               ZVI EIREF
                                               VICE PRESIDENT FINANCE



DATE:          May 1, 1998                     Gary P. Halker
         ----------------------                --------------------------------
                                               GARY P. HALKER
                                               VICE PRESIDENT, CONTROLLER AND
                                               CHIEF INFORMATION OFFICER