Form 10-Q
period 1998-06-26
CHURCH & DWIGHT CO INC /DE/
filed 1998-08-06
CIK 313927

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 26, 1998                 Commission file No. 1-10585

                          --------------------------

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


                          --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes     X               No

 As of July 24, 1998, there were 19,418,623 shares of Common Stock outstanding.



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                     1 of 12

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------
                                   (Unaudited)


                                                                 Three Months Ended                  Six Months Ended
                                                                 ----------------------------------------------------
                                                                 June 26,     June 27,             June 26,      June 27,
    (In thousands, except per share data)                        1998          1997                 1998           1997
    ----------------------------------------------------------------------------------------------------------------------
    Net Sales                                                     $173,534      $141,850           $325,545      $271,471
    Cost of sales                                                   98,942        81,069            186,762       155,830
                                                            -----------------------------   ------------------------------
    Gross profit                                                    74,592        60,781            138,783       115,641
    Selling, general and administrative expenses                    66,755        52,231            122,492       100,911
    Sale of Technology                                             (3,500)             -            (3,500)             -
                                                            -----------------------------   ------------------------------
    Income from Operations                                          11,337         8,550             19,791        14,730

    Equity in earnings of affiliates                                 1,739         1,594              2,963         3,010
    Investment income                                                  281           393                590           808
    Other income/(expense)                                           (169)         1,107              (135)         1,397
    Interest expense                                                 (600)          (87)            (1,172)         (169)
                                                            -----------------------------   ------------------------------
    Income before taxes                                             12,588        11,557             22,037        19,776

    Income taxes                                                     4,715         4,277              8,268         7,269
                                                            -----------------------------   ------------------------------
    Net Income                                                       7,873         7,280             13,769        12,507

    Retained earnings at beginning of period                       201,192       185,152            197,622       182,069
                                                            -----------------------------   ------------------------------
                                                                   209,065       192,432            211,391       194,576
    Dividends paid                                                   2,329         2,144              4,655         4,288
                                                            -----------------------------   ------------------------------

    Retained earnings at end of period                            $206,736      $190,288           $206,736      $190,288
    ----------------------------------------------------------------------------------------------------------------------

    ----------------------------------------------------------------------------------------------------------------------

    Weighted average shares outstanding - Basic                     19,398        19,480             19,397        19,478
    Weighted average shares outstanding - Diluted                   20,064        19,924             19,990        19,919
    ----------------------------------------------------------------------------------------------------------------------

    Earnings Per Share:

    Net income per share - Basic                                      $.41          $.37               $.71          $.64
    Net income per share - Diluted                                    $.39          $.37               $.69          $.63
    ----------------------------------------------------------------------------------------------------------------------

    Dividends Per Share:                                              $.12          $.11               $.24          $.22
    ----------------------------------------------------------------------------------------------------------------------

                                    2 of 12

                  CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                       June 26,      December 31,
                                                                                         1998            1997
                                                                                     ------------ ---------------
 (Dollars in thousands)                                                            (Unaudited)
 -------------------------------------------------------------------------------- --------------- ---------------
 Assets
 -------------------------------------------------------------------------------- --------------- ---------------
 Current Assets
     Cash and cash equivalents                                                           $15,239        $ 14,949
     Short-term investments                                                                2,997           3,993
     Accounts receivable, less allowances of $1,366 and $1,532                            75,629          49,566
     Inventories (Note 2)                                                                 64,983          61,275
      Current portion of note receivable                                                   4,304           4,131
     Deferred income taxes                                                                10,183           9,802
     Prepaid expenses                                                                      5,963           5,727
                                                                                  --------------- ---------------
 Total Current Assets                                                                    179,298         149,443
 -------------------------------------------------------------------------------- --------------- ---------------
 Property, Plant and Equipment (Note 3)                                                  149,662         142,343
 Note Receivable from Joint Venture                                                        4,673           6,869
 Equity Investment in Affiliates                                                          27,145          26,871
 Long-Term Supply Contract                                                                 2,506           2,775
 Intangibles and Other Assets                                                             28,018          22,713
 -------------------------------------------------------------------------------- --------------- ---------------
 Total Assets                                                                           $391,302        $351,014
 -------------------------------------------------------------------------------- --------------- ---------------

 Liabilities and Stockholders' Equity
 -------------------------------------------------------------------------------- --------------- ---------------
 Current Liabilities
    Short-term borrowings                                                               $ 33,500        $ 32,000
    Accounts payable and accrued expenses                                                100,994          92,090
    Current portion of long-term debt                                                      1,027             685
    Income taxes payable                                                                   3,233           1,456
                                                                                  --------------- ---------------
 Total Current Liabilities                                                               138,754         126,231
 -------------------------------------------------------------------------------- --------------- ---------------
 Long-Term Debt                                                                           24,973           6,815
 Deferred Income Taxes                                                                    21,272          20,578
 Deferred Liabilities                                                                      5,655           3,786
 Nonpension Postretirement and Postemployment Benefits                                    14,450          14,263

 Commitments and Contingencies

 Stockholders' Equity
 Preferred Stock - $1 par value
     Authorized 2,500,000 shares, none issued                                                  -               -
 Common Stock - $1 par value
     Authorized 100,000,000 shares, issued 23,330,494 shares                              23,330          23,330
 Additional paid-in capital                                                               34,933          34,097
 Retained earnings                                                                       206,736         197,622
 Cumulative translation adjustments                                                        (692)           (591)
                                                                                  --------------- ---------------
                                                                                         264,307         254,458
 Less common stock in treasury, at cost-
     3,923,471 shares in 1998 and 3,893,155 shares in 1997                              (77,560)        (74,568)
 Due from officers                                                                         (549)           (549)
 -------------------------------------------------------------------------------- --------------- ---------------
 Total Stockholders' Equity                                                              186,198         179,341
 -------------------------------------------------------------------------------- --------------- ---------------
 Total Liabilities and Stockholders' Equity                                             $391,302        $351,014
 -------------------------------------------------------------------------------- --------------- ---------------

                                    3 of 12

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                     -----------------------
                                                                                      June 26,     June 27,
(Dollars in thousands)                                                                  1998         1997
------------------------------------------------------------------------------------ ------------ -----------
Cash Flow From Operating Activities
------------------------------------------------------------------------------------ ------------ -----------
Net Income                                                                               $13,769     $12,507

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
         Depreciation, depletion and amortization                                          8,265       6,875
         Deferred income taxes                                                               313         121
         Equity in income from affiliates                                                (2,963)     (3,010)
         Other                                                                                56         (2)

Change in assets and liabilities:
         Decrease/(increase) in short-term investments                                       996       (989)
         (Increase) in accounts receivable                                              (26,090)     (8,346)
         (Increase) in inventories                                                       (2,608)     (3,578)
         (Increase)/decrease in prepaid expenses                                           (242)         199
         Increase/(decrease) in accounts payable                                           8,961     (2,681)
         Increase/(decrease) in income taxes payable                                       1,918       (193)
         Increase in other liabilities                                                     2,055         717
------------------------------------------------------------------------------------ ------------ -----------
Net Cash Provided By Operating Activities                                                  4,430       1,620

Cash Flow From Investing Activities
------------------------------------------------------------------------------------ ------------ -----------
Additions to property, plant and equipment                                              (13,206)     (3,424)
Purchase of new product lines                                                            (7,035)           -
Investment in affiliates                                                                       -    (10,358)
Distributions from unconsolidated affiliates                                               2,689       3,059
Purchase of other assets                                                                 (1,526)           -
Proceeds from repayment of notes receivable                                                2,023           -
------------------------------------------------------------------------------------ ------------ -----------
Net Cash (Used In) Investing Activities                                                 (17,055)    (10,723)

Cash Flow From Financing Activities
------------------------------------------------------------------------------------ ------------ -----------
Short-term borrowing                                                                       1,500           -
Long-term borrowing                                                                       18,500           -
Payment of cash dividends                                                                (4,655)     (4,288)
Proceeds from stock options exercised                                                      2,026       1,129
Purchase of treasury stock                                                               (4,456)     (2,434)
------------------------------------------------------------------------------------ ------------ -----------
Net Cash Provided By (Used In) Financing Activities                                       12,915     (5,593)

Net Change In Cash and Cash Equivalents                                                      290    (14,696)
Cash And Cash Equivalents At Beginning Of Year                                            14,949      22,902
------------------------------------------------------------------------------------ ------------ -----------
Cash And Cash Equivalents At End Of Period                                               $15,239      $8,206
------------------------------------------------------------------------------------ ------------ -----------

                                    4 of 12

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


1. The consolidated balance sheet as of June 26, 1998, the consolidated statements of income and retained earnings for the three and six months ended June 26, 1998 and June 27, 1997, and the consolidated statements of cash flow for the six months ended June 26, 1998 and June 27, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at June 26, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual report to shareholders. The results of operations for the period ended June 26, 1998 are not necessarily indicative of the operating results for the full year.



2.         Inventories consist of the following:                            June 26,          Dec. 31,
(in thousands)                                                               1998               1997
-----------------------------------------------------------------------------------------------------------
Raw materials and supplies                                                  $17,200           $16,848
Finished goods                                                               47,783            44,427
                                                                    ---------------------------------------
                                                                            $64,983           $61,275
-----------------------------------------------------------------------------------------------------------


3.     Property, Plant and Equipment consist of the following:        June 26,          Dec. 31,
(in thousands)                                                          1998              1997
-----------------------------------------------------------------------------------------------------------
Land                                                                   $3,253            $3,258
Buildings and improvements                                             68,077            68,075
Machinery and equipment                                               167,190           165,174
Office equipment and other assets                                      17,970            13,355
Mineral rights                                                          5,931             5,931
Construction in progress                                               11,344             3,304
                                                             -----------------------------------------
                                                                      273,765           259,097
Less accumulated depreciation and amortization                        124,103           116,754
                                                             -----------------------------------------
Net Property, Plant and Equipment                                    $149,662          $142,343
-------------------------------------------------------------------------------------------------------------

                                    5 of 12

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

                                                               Three Months Ended       Six Months Ended
                                                              ---------------------  -------------------
                                                             June 26,      June 27,   June 26,    June 27,
(in thousands)                                                1998            1997      1998       1997
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $10,653       $10,724     $19,895     $20,862
Gross profit                                                  3,894         4,074       7,108       7,508
Net income                                                    3,147         3,220       5,571       5,826

Company's share in net income                                 1,573         1,610       2,785       2,913
Elimination of Company's share of intercompany
     interest expense                                           100           114         210         227
                                                        -------------------------  ----------------------
Equity in joint venture income                               $1,673        $1,724      $2,995      $3,140
-------------------------------------------------------------------------------------------------------------------------

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


6.      Accounting  Change

During the first quarter of 1998, the Company adopted AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize certain costs of developing computer software. The effect was an increase of net income for the second quarter and six month periods of approximately $.8 million or $.04 per basic share and $2.7 million or $.14 per basic share, respectively. Had the SOP been applicable for 1997, the effect on net income for the quarter and six month periods ended June 27, 1997 would have been approximately $.7 million or $.04 per basic share and $1.1 million or $.06 per basic share, respectively.


7.  Acquisitions

On January  26,  1998,  the  Company's  Brotherton  Speciality
Products subsidiary purchased Kingston Chemical Ltd., a supplier of specialty chemicals for approximately $1.7 million.

On January 29, 1998, the Company closed on its previously announced acquisition of TOSS N' SOFT Dryer Sheets from The Dial Corporation for approximately $5.3 million.

                                    6 of 12

8.           Subsequent Event

On July 15, 1998, the Company purchased from the Fluid Packaging Co., Inc., a manufacturing facility and machinery located in Lakewood, New Jersey for approximately $9.0 million. In addition, the Company loaned to Fluid Packaging $3.0 million at an interest rate of 8% per annum. The note is payable no later than July 15, 1999, and is secured by a pledge of and security interest in 65% of the capital stock of Allied Mexico, S.A. de C.V., a wholly-owned subsidiary of Fluid Packaging.


9.       Comprehensive Income

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The statement was effective for fiscal years beginning after December 15, 1997 and establishes standards for the reporting and displaying of comprehensive income. The following table presents the Company's Comprehensive Income for the three and six month periods ending June 26, 1998 and June 27, 1997.

                                                             Three Months Ended          Six Months Ended
                                                             June 26,   June 27,        June 26,   June 27,
(in thousands)                                                1998       1997            1998       1997
---------------------------------------------------------------------------------   -------------------------
Net Income                                                   $7,873     $7,280          $13,769    $12,507
Other Comprehensive Income, net of tax:
       Foreign exchange translation adjustments                (163)        73              (62)      (100)
                                                        ----------------------      ----------------------
Comprehensive Income                                         $7,710     $7,353          $13,707    $12,407
-----------------------------------------------------------------------------------------------------------------


10.      Contingencies

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.



                                    7 of 12

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

For the quarter ended June 26, 1998, net income was $7.9 million, equivalent to basic earnings of $.41 per share from $7.3 million or $.37 per share, in last year's second quarter. Diluted earnings were $.39 per share compared to $.37 per share last year. For the first six months of 1998, net income was $13.8 million or basic earnings of $.71 per share compared to $12.5 million or $.64 per share last year. Diluted earnings were $.69 per share compared to $.63 per share last year.

Net sales for the quarter were $173.5 million, a $31.7 million or 22.3% increase versus last year. The increase is primarily a result of the launch of two new major consumer products, ARM & HAMMER SUPER SCOOP(TM) Clumping Litter, in late 1997 and ARM & HAMMER DENTAL CARE(TM) Gum, in early 1998. It also includes the sales of BRILLO(R) Soap Pads and certain other brands acquired in late 1997. With regard to established brands, sales of deodorizer products were higher but sales of personal care products were lower. Specialty Products sales were slightly higher with particular strength in the animal nutrition area.

Net Sales for the first six months of 1998 were $325.5 million, $54.1 million or 19.9% ahead of 1997. The aforementioned new products were also the main reason for the six month increase. Within the established products, higher laundry and deodorizer products sales were offset by lower sales of personal products. Specialty Products sales were slightly higher.

The Company's gross margin was 43.0% and 42.6% for the quarter and six month period, respectively. This compares with 42.8% and 42.6% for the same periods of last year. This change is due to lower manufacturing costs offset by a less favorable sales mix.

Selling, general and administrative expenses increased $14.5 million in the current quarter and $21.6 million for the six month period. Selling expenses for the quarter were higher primarily due to support of new products, namely ARM & HAMMER DENTAL CARE Gum, ARM & HAMMER SUPER SCOOP Clumping Litter and BRILLO Soap Pads, partially offset by lower costs for personal products. General and administrative expenses for the quarter increased primarily as a result of higher information systems and personnel related costs. Selling, general and administrative expenses increased for the six months for the same reasons as the current quarter.

During the quarter, the Company recognized a one-time gain as it sold research and development technology for $3.5 million.

The Company's joint venture, Armand Products Company, saw sales and earnings virtually unchanged for the current quarter versus last year. For the six month period, both sales and earnings were 5% lower versus the same period of last year.

Interest expense increased versus last year as a result of an increase in both short-term and long-term debt to finance the purchase of new product lines and capital expenditures associated with software capitalization and the Green River plant modernization project. Investment income decreased due to having a lower amount of average cash available for investment. Other income and expense is lower primarily as a result of a settlement from a class action suit against the Carbon Dioxide supply industry in 1997.

The effective tax rate for the first half was 37.5%, up from 36.8% from last year. The increase in the rate is the result of utilizing foreign operating loss carry-forwards in 1997.


Liquidity and Capital Resources
-------------------------------

The Company considers cash and short-term investments as the principal measurement of its liquidity. At June 26, 1998, cash, including cash equivalents and short-term investments totaled $18.2 million as compared to $18.9 million at December 31, 1997.

                                    8 of 12

During the first half of 1998, the Company generated $4.4 million of positive cash flow from operating activities, after changes in working capital including increases in accounts receivable and inventories, increased debt by $20.0 million, received $2.7 million in distributions from its affiliates, received $2.0 million for stock options exercised and received $2.0 million for the repayment of notes receivable. Significant expenditures include additions to property, plant and equipment of $13.2 million (including the earlier mentioned software capitalization), the purchase of new product lines of $7.0 million, the purchase of treasury stock of $4.5 million and the payment of cash dividends of $4.7 million.


Year 2000 Compliance
--------------------

During the second quarter, the Company completed and implemented a new enterprise package which is year 2000 compliant. The expenditures incurred during the first half of 1998 were approximately $4.0 million. The Company has developed a program to modify the remainder of its systems. The remaining costs are not expected to have a material adverse impact on the Company's cash flows or financial position. The Company is planning on contacting vendors and others on whom it relies to assure that their systems will be converted. However, there can be no assurance that the systems of other companies will be timely converted and there is no way to predict what impact, if any, this will have on the Company's operations. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.






                                    9 of 12

                           PART II - Other Information
                           ---------------------------


Item 4.  Results of Vote of Security Holders
         -----------------------------------

    The Company's Annual Meeting of Stockholders was held on May 7, 1998. The following nominees were elected to the Company's Board of Directors for a term of three years.

    Nominee                           For                            Withhold
    Robert H. Beeby                   35,637,402                     537,465
    J. Richard Leaman, Jr.            35,646,602                     528,265
    Dwight C. Minton                  35,592,730                     582,137
    John O. Whitney                   35,646,080                     528,787

    The results of voting on the following additional items were as follows:

    Approval of the appointment of Deloitte & Touche LLP as independent auditors of the Company's 1998 financial statements.

    For                  Against            Abstained          Broker Non-Votes
    35,609,742           91,232             473,893                       0

    To consider and act upon a stockholder proposal requesting that the Board of Directors take the steps necessary to provide for cumulative voting in the election of Directors annually and not by class.

    For                Against              Abstained          Broker Non-Votes
    5,861,973          27,797,922           733,964            1,780,938

    The Approval of the stock option plan.

    For                 Against             Abstained          Broker Non-Votes
    31,634,419          3,967,204           573,244                       0


Item 5.  Other Information
         -----------------

A duly executed proxy given in connection with the registrant's 1999 Annual Meeting of Stockholders will confer discretionary authority on the proxies named therein, or any of them, to vote at such meeting on any matter of which the registrant does not have written notice on or before February 15, 1999, which date is forty-five days before the date on which the registrant first mailed its proxy materials for its 1998 Annual Meeting of Stockholders, without advice in the registrant's proxy statement as to the nature of such matter.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    Exhibits
                (11) Computation of earnings per share

         (b) No reports on Form 8-K were filed for the three months ended June 26, 1998.

                                    10 of 12

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - Computation of Earnings Per Share
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended                 Six Months Ended
                                                               ------------------------         ------------------------
                                                                June 26,     June 27,             June 26,     June 27,
                                                                  1998         1997                 1998         1997
                                                               ------------ ------------         ------------ ------------
BASIC:
      Net Income                                                  $7,873       $7,280              $13,769      $12,507

Weighted average shares outstanding                               19,398       19,480               19,397       19,478

Basic earnings per share                                            $.41         $.37                 $.71         $.64

DILUTED:
      Net Income                                                  $7,873       $7,280              $13,769      $12,507

Weighted average shares outstanding                               19,398       19,480               19,397       19,478
Incremental shares under stock option plans                          666          444                  593          441
                                                             ------------ ------------         ------------ ------------
Adjusted weighted average shares outstanding                      20,064       19,924               19,990       19,919
                                                             ------------ ------------         ------------ ------------

Diluted earnings per share                                          $.39         $.37                 $.69         $.63






                                    11 of 12

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 CHURCH & DWIGHT CO., INC.
                                                 -------------------------
                                                 (REGISTRANT)






DATE:   August 3, 1998                           Zvi Eiref
        ----------------------------             -------------------------
                                                 ZVI EIREF
                                                 VICE PRESIDENT FINANCE AND
                                                 CHIEF FINANCIAL OFFICER






DATE:   August 3, 1998                           Gary P. Halker
        ----------------------------             -------------------------
                                                 GARY P. HALKER
                                                 VICE PRESIDENT, CONTROLLER AND
                                                 CHIEF INFORMATION OFFICER




                                    12 of 12