Form 10-Q
period 1998-09-25
CHURCH & DWIGHT CO INC /DE/
filed 1998-11-09
CIK 313927

1 of 12





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 25, 1998          Commission file No. 1-10585




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

                  Yes     X                            No

                 As of October 27, 1998, there were 19,277,523 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)



                                                                Three Months Ended                  Nine Months Ended
                                                            -----------------------------  ---------------------------------
                                                                 Sept. 25,       Sept. 26,        Sept. 25,     Sept. 26,
    (In thousands, except per share data)                          1998            1997              1998          1997
    ------------------------------------------------------------------------------------------------------------------------
    Net Sales                                                        $176,827      $146,328          $502,372      $417,799
    Cost of sales                                                     101,195        83,161           287,957       238,991
                                                           ---------------------------------   -----------------------------

    Gross profit                                                       75,632        63,167           214,415       178,808
    Selling, general and administrative expenses                       63,611        53,864           186,103       154,775
    Sale of Technology                                                      -             -           (3,500)             -
                                                           ---------------------------------   -----------------------------

    Income from Operations                                             12,021         9,303            31,812        24,033
    Equity in earnings of affiliates                                    1,207         1,242             4,170         4,252
    Investment income                                                     348           328               938         1,136
    Other income/(expense)                                               (84)             -             (219)         1,397
    Interest expense                                                    (893)         (252)           (2,065)         (421)
                                                           ---------------------------------   -----------------------------

    Income before taxes                                                12,599        10,621            34,636        30,397
    Income taxes                                                        4,765         4,194            13,033        11,463
                                                           ---------------------------------   -----------------------------

    Net Income                                                          7,834         6,427            21,603        18,934
    Retained earnings at beginning of period                          206,736       190,288           197,622       182,069
                                                           ---------------------------------   -----------------------------

                                                                      214,570       196,715           219,225       201,003
    Dividends paid                                                      2,324         2,332             6,979         6,620
                                                           ---------------------------------   -----------------------------

    Retained earnings at end of period                               $212,246      $194,383          $212,246      $194,383
    ------------------------------------------------------------------------------------------------------------------------

    -----------------------------------------------------------------------------------------------------------------------
    Weighted average shares outstanding - Basic                        19,373        19,439            19,389       19,465
    Weighted average shares outstanding - Diluted                      20,025        19,998            20,001       19,944
    -----------------------------------------------------------------------------------------------------------------------

    Earnings Per Share:
    Net income per share - Basic                                         $.40          $.33             $1.11          $.97
    Net income per share - Diluted                                       $.39          $.32             $1.08          $.95
    ------------------------------------------------------------------------------------------------------------------------

    Dividends Per Share:                                                 $.12          $.12              $.36          $.34
    ------------------------------------------------------------------------------------------------------------------------

                                    2 of 13

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 September 25,         December 31,
                                                                                      1998                     1997
                                                                               ------------------- -----------------
    (Dollars in thousands)                                                        (Unaudited)
    -------------------------------------------------------------------------- ------------------- -----------------
    Assets
    -------------------------------------------------------------------------- ------------------- -----------------
    Current Assets
        Cash and cash equivalents                                                        $ 12,435          $ 14,949
        Short-term investments                                                              3,052             3,993
        Accounts receivable, less allowances of $1,404 and $1,532                          65,884            49,566
        Inventories (Note 2)                                                               64,314            61,275
        Deferred income taxes                                                               9,836             9,802
        Prepaid expenses                                                                    4,278             5,727
         Current portion of notes receivable                                                7,393             4,131
                                                                               ------------------- -----------------
    Total Current Assets                                                                  167,192           149,443
    -------------------------------------------------------------------------- ------------------- -----------------
    Property, Plant and Equipment (Note 3)                                                160,341           142,343
    Note Receivable from Joint Venture                                                      3,540             6,869
    Equity Investment in Affiliates                                                        27,135            26,871
    Long-Term Supply Contracts                                                              5,121             2,775
    Intangibles and Other Assets                                                           28,342            22,713
    -------------------------------------------------------------------------- ------------------- -----------------
    Total Assets                                                                         $391,671          $351,014
    -------------------------------------------------------------------------- ------------------- -----------------

    Liabilities and Stockholders' Equity
    -------------------------------------------------------------------------- ------------------- -----------------
    Current Liabilities
         Short-term borrowings                                                           $ 33,500          $ 32,000
         Accounts payable and accrued expenses                                             95,236            92,090
         Current portion of long-term debt                                                  1,256               685
        Income taxes payable                                                                6,939             1,456
                                                                               ------------------- -----------------
    Total Current Liabilities                                                             136,931           126,231
    -------------------------------------------------------------------------- ------------------- -----------------
    Long-Term Debt                                                                         24,744             6,815
    Deferred Income Taxes                                                                  21,412            20,578
    Deferred Liabilities                                                                    5,775             3,786
    Nonpension Postretirement and Postemployment Benefits                                  14,584            14,263

    Commitments and Contingencies

    Stockholders' Equity
    Preferred Stock - $1 par value
        Authorized 2,500,000 shares, none issued                                                -                 -
    Common Stock - $1 par value
        Authorized 100,000,000 shares, issued 23,330,494 shares                            23,330            23,330
    Additional paid-in capital                                                             35,122            34,097
    Retained earnings                                                                     212,246           197,622
    Cumulative translation adjustments                                                      (693)             (591)
                                                                               ------------------- -----------------
                                                                                          270,005           254,458
    Less common stock in treasury, at cost -
        4,032,971 shares in 1998 and 3,893,155 shares in 1997                            (81,231)          (74,568)
    Due from officers                                                                       (549)             (549)
    -------------------------------------------------------------------------- ------------------- -----------------
    Total Stockholders' Equity                                                            188,225           179,341
    -------------------------------------------------------------------------- ------------------- -----------------
    Total Liabilities and Stockholders' Equity                                           $391,671          $351,014
    -------------------------------------------------------------------------- ------------------- -----------------

                                    3 of 12

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                               ------------------------------------
                                                                                 September 25,     September 26,
(Dollars in thousands)                                                               1998               1997
------------------------------------------------------------------------------ ------------------ -----------------
Cash Flow From Operating Activities
------------------------------------------------------------------------------ ------------------ -----------------
Net Income                                                                               $21,603           $18,934

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
         Depreciation, depletion and amortization                                         12,504            10,433
         Deferred income taxes                                                               791               774
         Equity in joint venture income                                                  (4,170)           (4,252)
         Other                                                                              (37)              (65)

Change in assets and liabilities:
         Decrease in short-term investments                                                  941                11
         (Increase) in accounts receivable                                              (16,359)          (18,161)
         (Increase) in inventories                                                       (1,954)           (3,631)
         Decrease in prepaid expenses                                                      1,440               299
         Increase in accounts payable                                                      3,251               497
         Increase/(decrease) in income taxes payable                                       5,620             (240)
         Increase in other liabilities                                                     2,309               646
------------------------------------------------------------------------------ ------------------ -----------------
Net Cash Provided By Operating Activities                                                 25,939             5,245

Cash Flow From Investing Activities
------------------------------------------------------------------------------ ------------------ -----------------
Additions to property, plant and equipment                                              (18,581)           (6,662)
Acquisition of manufacturing facility                                                    (9,035)                 -
Investment in notes receivable                                                           (3,000)                 -
Investment in affiliates                                                                       -          (10,416)
Proceeds from notes receivable                                                             3,067                 -
Distributions from joint venture                                                           3,906             4,449
Purchase of supply contract                                                              (2,750)                 -
Purchase of other assets                                                                 (2,133)             (875)
Acquisition of new product lines                                                         (7,037)          (31,439)
------------------------------------------------------------------------------ ------------------ -----------------
Net Cash (Used In) Investing Activities                                                 (35,563)          (44,943)

Cash Flow From Financing Activities
------------------------------------------------------------------------------ ------------------ -----------------
Short-term borrowing                                                                       1,500            32,000
Long-term borrowing                                                                       18,500                 -
Payment of cash dividends                                                                (6,979)           (6,620)
Proceeds from stock options exercised                                                      2,462             1,558
Purchase of treasury stock                                                               (8,373)           (2,433)
------------------------------------------------------------------------------ ------------------ -----------------
Net Cash Provided By Financing Activities                                                  7,110            24,505

Net Change In Cash and Cash Equivalents                                                  (2,514)          (15,193)
 Cash And Cash Equivalents At Beginning Of Year                                           14,949            22,902
------------------------------------------------------------------------------ ------------------ -----------------
Cash And Cash Equivalents At End Of Period                                               $12,435          $  7,709
------------------------------------------------------------------------------ ------------------ -----------------

                                    4 of 12

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated balance sheet as of September 25, 1998, the consolidated statements of income and retained earnings for the three and nine months ended September 25, 1998 and September 26, 1997 and the consolidated statements of cash flow for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 25, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual report to shareholders. The results of operations for the period ended September 25, 1998 are not necessarily indicative of the operating results for the full year.




2.       Inventories consist of the following:                                            Sept. 25,      Dec. 31,
    (in thousands)                                                                          1998           1997
-------------------------------------------------------------------------------------- ------------- ---------------
Raw materials and supplies                                                                  $20,546         $16,848
Finished goods                                                                               43,768          44,427
                                                                                       ------------- ---------------
                                                                                            $64,314         $61,275
-------------------------------------------------------------------------------------- ------------- ---------------

3.       Property, Plant and Equipment consist of the following:                        Sept. 25,        Dec. 31,
    (in thousands)                                                                         1998            1997
------------------------------------------------------------------------------------ -------------- ----------------
Land                                                                                     $   4,804       $    3,258
Buildings and improvements                                                                  72,327           68,075
Machinery and equipment                                                                    170,692          165,174
Office equipment and other assets                                                           13,344           13,355
Software                                                                                     4,900                -
Mineral rights                                                                               5,931            5,931
Construction in progress                                                                    16,260            3,304
                                                                                     -------------- ----------------
                                                                                           288,258          259,097
Less accumulated depreciation and amortization                                             127,917          116,754
                                                                                     -------------- ----------------
Net Property, Plant and Equipment                                                         $160,341         $142,343
------------------------------------------------------------------------------------ -------------- ----------------

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

                                                              Three Months Ended             Nine Months Ended
                                                          --------------------------    -------------------------
                                                             Sept. 25,    Sept. 26,        Sept. 25,    Sept. 26,
(in thousands)                                                 1998         1997             1998         1997
------------------------------------------------------------------------------------------------------------------
Net sales                                                      $ 9,844      $10,004           $29,740      $30,866
Gross profit                                                     2,760        3,344             9,868       10,852
Net income                                                       1,983        2,522             7,554        8,348

Company's share in net income                                      992        1,261             3,777        4,174
Elimination of Company's share of intercompany interest
    expense                                                         89          113               299          340
                                                          ------------- ------------      ------------ -------------
Equity in joint venture income                                  $1,081      $ 1,374            $4,076      $ 4,514
--------------------------------------------------------------------------------------------------------------------

The Company also has an equity interest in a Brazilian company.


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


6.       Accounting Change

During the first quarter of 1998, the Company adopted AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize certain costs of developing computer software. There was no material effect on net income for the third quarter but there was a $2.7 million or $.14 per basic share effect for the nine month period.


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

                                    6 of 12

8.       Comprehensive Income

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The statement was effective for fiscal years beginning after December 15, 1997 and establishes standards for the reporting and displaying of comprehensive income. The following table presents the Company's Comprehensive Income for the three and nine month periods ending September 25, 1998 and September 26, 1997.

                                                             Three Months Ended                 Nine Months Ended
                                                             ------------------                 -----------------
                                                            Sept 25,        Sept 26,           Sept 25,       Sept 26,
(in thousands)                                                1998            1997               1998           1997
----------------------------------------------------------------------------------------------------------------------
Income before taxes                                         $12,599         $10,621             $34,636        $30,397
Other Comprehensive Income:
       Foreign exchange translation adjustments                  (1)           (217)               (102)          (381)
                                                         --------------------------        ---------------------------
Comprehensive Income                                        $12,598         $10,404             $34,534        $30,016
----------------------------------------------------------------------------------------------------------------------


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

                                    7 of 12

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------

For the quarter ended September 25, 1998, net income was $7.8 million, equivalent to basic earnings of $.40 per share from $6.4 million or $.33 per share, in last year's third quarter. Diluted earnings were $.39 per share compared to $.32 per share last year. For the first nine months of 1998, net income was $21.6 million or basic earnings of $1.11 per share compared to $18.9 million or $.97 per share last year. Diluted earnings were $1.08 per share compared to $.95 per share last year.

Net sales for the quarter were $176.8 million, a $30.5 million or 20.8% increase versus last year. The increase is primarily a result of the launch of two new major consumer products, ARM & HAMMER SUPER SCOOP(TM) Cat Litter, in last year's third quarter and ARM & HAMMER DENTAL CARE(TM) Gum, in early 1998. It also includes the sales of BRILLO(R) Soap Pads and certain other brands acquired during the third quarter of 1997. With regard to established brands, sales of laundry products and deodorizing products were higher but sales of personal products were lower. Specialty Products sales were slightly higher with particular strength in the animal nutrition area.

Net Sales for the first nine months of 1998 were $502.4 million, $84.6 million or 20.2% ahead of 1997. The aforementioned new products were also the main reason for the nine month increase. Within the established products, higher laundry and deodorizer products sales were offset by lower sales of personal products. Specialty Products sales were slightly higher.

The Company's gross margin was 42.8% and 42.7% for the quarter and nine month period, respectively. This compares with 43.2% and 42.8% for the same periods of last year. This change is due to lower manufacturing costs offset by a less favorable sales mix and, in the current quarter, higher distribution costs partly related to short term inventory imbalances.

Selling, general and administrative expenses increased $9.7 million in the current quarter and $31.3 million for the nine month period. Selling expenses for the quarter were higher primarily due to support of ARM & HAMMER DENTAL CARE Gum, ARM & HAMMER DENTAL CARE dentifrice and BRILLO Soap Pads. General and administrative expenses for the quarter were slightly lower as a result of lower net costs for information systems partially offset by higher personnel related costs. Selling expenses increased for the nine month period primarily in support of new products, mainly ARM & HAMMER DENTAL CARE Gum, ARM & HAMMER SUPER SCOOP Cat Litter and BRILLO Soap Pads, partially offset by lower expenses for ARM & HAMMER Deodorant Anti-Perspirant. General and administrative expenses increased for the nine months as a result of higher personnel related costs being partially offset by lower net costs for information systems.

During the second quarter, the Company recognized a one-time gain as it sold research and development technology for $3.5 million.

The Company's joint venture, Armand Products Company, saw sales virtually unchanged but earnings decline 21.3% for the current quarter versus last year. For the nine month period, sales declined 3.6% and earnings declined 9.7% versus the same period of last year.

Interest expense increased versus last year as a result of an increase in both short-term and long-term debt to finance the purchase of new product lines, the Lakewood plant acquisition and capital expenditures associated with software capitalization and the Green River plant modernization project. Investment income decreased due to having a lower amount of average cash available for investment. Other income and expense is lower primarily as a result of a settlement from a class action suit against the Carbon Dioxide supply industry in 1997.

The effective tax rate for the first nine months was 37.6% as compared to 37.7% from last year.


Liquidity and Capital Resources
-------------------------------

The Company considers cash and short-term investments as the principal measurement of its liquidity. At September 25, 1998, cash, including cash equivalents and short-term investments totaled $15.5 million as compared to $18.9 million at December 31, 1997.

                                    8 of 12

During the first nine months of 1998, the Company generated $25.9 million of cash flow from operating activities, increased debt by $20.0 million, received $3.9 million in distributions from its affiliates, received $2.5 million for stock options exercised and received $3.1 million for the repayment of notes receivable. Significant expenditures include additions to property, plant and equipment of $27.6 million (including the earlier mentioned software capitalization and the acquisition of the Lakewood, N.J., manufacturing facility), the purchase of new product lines of $7.0 million and treasury stock of $8.4 million,the payment of cash dividends of $7.0 million and the issuance of a note receivable to Fluid Packaging for $3.0 million.


Year 2000 Compliance
--------------------

The Year 2000 ("Y2K") compliance issues affect Church & Dwight and most other companies in the world. Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result , software may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. In order to address the Y2K compliance issue, Church & Dwight has established a Y2K project plan that covers both traditional computer systems and infrastructure ("IT systems") and computer-based manufacturing and related systems (non-IT systems"). The general phases of the Y2K project common to both types of systems are: inventoring Y2K items; assigning priorities to identified items; assessing the Y2K compliance of items determined to be material to the Company; remediation (repairing or replacing) of material items that are determined not to be Y2K compliant; testing material items; and designing and implementing contingency and business continuation plans.

With regard to IT systems, the Company completed and implemented a new enterprise software package from SAP America, Inc. on April 27, 1998. The installation of this Y2K compliant software package substantially replaced the core transaction processing and recording capabilities of our older non-compliant IT systems. The remaining IT systems that are material to the effective management of the business have been inventoried, prioritized, assessed and repair or replacement and testing activities are planned to be complete by the latter part of 1999.

Non-IT systems, which include manufacturing equipment with embedded microprocessors, are being inventoried and priorities are being assigned to identified items in the fourth quarter of 1998. Assessment, implementation and testing of required changes to critical systems is expected to be complete by the latter part of 1999, but the work is ongoing.

The Company is in contact with its major customers and is planning on contacting vendors and others on whom it relies to assure that their systems will be converted. However, there can be no assurance that the systems of other companies will be timely converted and there is no way to predict what impact, if any, this will have on the Company's operations.

The Y2K compliance expenditures incurred through the third quarter of 1998 are approximately $10 million. While the costs of the remaining required changes is not yet fully known, we expect the total estimated costs of the Y2K project to be in the $12 million to $13 million range.

The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Project is expected to reduce the Company's level of uncertainty about the Year 2000 problem.

Contingency plans to protect the business from Y2K related interruptions are being developed. These plans will be completed during 1999 and will include development of back-up procedures, identifications of alternate suppliers and possible increases in safety stock inventory levels. The Company believes, however, that due to the widespread nature of potential Y2K issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding its own internal systems and equipment needs determined during the remediation and testing phases of its Y2K project, and the status of third party Y2K readiness.



                                    9 of 12

Forward-Looking Statements
--------------------------

The preceding "Year 2000 Compliance" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Compliance " discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the remediation and testing phases of its Y2K project plans; its estimated cost of achieving Y2K readiness; and the Company's belief that its internal systems and equipment will be Y2K compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of other third parties with respect to Y2K problems.




                           PART II - Other Information
                           ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    Exhibits
                (11) Computation of earnings per share

         (b) No reports on Form 8-K were filed for the three months ended September 25, 1998.

                                    10 of 12

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - Computation of Earnings Per Share
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended                Nine Months Ended
                                                               -------------------------         -------------------------
                                                                Sept. 25,    Sept. 26,            Sept. 25,    Sept. 26,
                                                                    1998         1997                 1998         1997
                                                               ------------ ------------         ------------ ------------
BASIC:
      Net Income                                                    $7,834       $6,427              $21,603      $18,934

Weighted average shares outstanding                                 19,373       19,439               19,389       19,465

Basic earnings per share                                              $.40         $.33                $1.11         $.97

DILUTED:
      Net Income                                                    $7,834       $6,427              $21,603      $18,934

Weighted average shares outstanding                                 19,373       19,439               19,389       19,465
Incremental shares under stock option plans                            652          559                  612          479
                                                               ------------ ------------         ------------ ------------
Adjusted weighted average shares outstanding                        20,025       19,998               20,001       19,944
                                                               ------------ ------------         ------------ ------------

Diluted earnings per share                                            $.39         $.32                $1.08         $.95



                                    11 of 12

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              CHURCH & DWIGHT CO., INC.
                                              -------------------------
                                              (REGISTRANT)






DATE:    November 6, 1998                     Zvi Eiref
         ----------------                     --------------------------
                                              ZVI EIREF
                                              VICE PRESIDENT FINANCE AND
                                              CHIEF FINANCIAL OFFICER






DATE:    November 6, 1998                     Gary P. Halker
         ----------------                     ---------------------------
                                              GARY P. HALKER
                                              VICE PRESIDENT, CONTROLLER AND
                                              CHIEF INFORMATION OFFICER


                                    12 of 12