Form 10-K
period 1998-12-31
CHURCH & DWIGHT CO INC /DE/
filed 1999-03-31
CIK 313927

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-10585

                           --------------------------

                            CHURCH & DWIGHT CO., INC.
             (Exact name of registrant as specified in its charter)

     INCORPORATED IN DELAWARE      I.R.S. EMPLOYER IDENTIFICATION NO. 13-4996950

    469 NORTH HARRISON STREET,                    08543-5297
      PRINCETON, NEW JERSEY                       (Zip Code)
      (Address of principal
        executive offices)

       Registrant's telephone number, including area code: (609) 683-5900

                           --------------------------

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

                                   Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 8, 1999, 18,767,558 shares of Common Stock held by non-affiliates were outstanding with an aggregate market value of approximately $809 million. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on March 8, 1999.

As of March 8, 1999, 19,403,789 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

 PARTS II AND IV  Portions of registrant's 1998 Annual Report to Stockholders.

 PART III Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999.
================================================================================

                                TABLE OF CONTENTS


                                     PART I

ITEM                                                                       PAGE
 1.    Business                                                            - 1 -
 2.    Properties                                                          - 6 -
 3.    Legal Proceedings                                                   - 7 -
 4.    Submission of Matters to a Vote of Security Holders                 - 7 -


                                     PART II


 5.    Market for the Registrant's Common Equity and Related
       Stockholder Matters                                                 - 7 -
 6.    Selected Financial Data                                             - 7 -
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           - 7 -
 8.    Financial Statements and Supplementary Data                         - 7 -
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                            - 7 -


                                    PART III


 10.   Directors and Executive Officers of the Registrant                  - 7 -
 11.   Executive Compensation                                              - 8 -
 12.   Security Ownership of Certain Beneficial Owners and Management      - 8 -
 13.   Certain Relationships and Related Transactions                      - 8 -


                                     PART IV


 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K      - 8 -

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

     The Company sells its products, primarily under the ARM & HAMMER(R) trademark, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors. ARM & HAMMER is the registered trademark for a line of consumer products which includes ARM & HAMMER Baking Soda, ARM & HAMMER DENTAL CARE(R) Dentifrices and ARM & HAMMER DENTAL CARE Gum, ARM & HAMMER Carpet Deodorizer, ARM & HAMMER Deodorizing Air Freshener, ARM & HAMMER Powder and Liquid Laundry Detergent and ARM & HAMMER Deodorant Anti-Perspirant with Baking Soda. The ARM & HAMMER trademark is also used for a line of chemical products, the most important of which are sodium bicarbonate, ammonium bicarbonate, sodium sesquicarbonate, ARM & HAMMER MEGALAC(R) Rumen Bypass Fat and ARMEX(R) Blast Media. The Company also owns BRILLO(R) Soap Pads and other consumer products. In 1998, consumer products represented 82% and specialty products 18% of the Company's sales. Approximately 91% of the Company's sales revenues are derived from sales in the United States.

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

ARM & HAMMER Laundry Detergents, in both powder and liquid forms, have been available nationally since the early 1980's. The Company markets these brands as value products, priced at a 15 to 20 percent discount from products identified by the Company as market leaders. In late 1996, the Company reformulated and concentrated the product. A companion product, ARM & HAMMER Liquid Laundry Detergent, is also available in regular and perfume and dye-free forms. In 1995 and again in 1998, this product was reformulated to improve its performance.

     In 1992, the Company completed the national expansion of another laundry product, ARM & HAMMER Fabric Softener Sheets. This product stops static cling, and softens and freshens clothes. In 1998, the Company acquired the TOSS 'N SOFT(R) brand of dryer sheets and combined both products under the FRESH & SOFT(TM) brand name.

     ARM & HAMMER Baking Soda has long been used as a dentifrice. Its mild cleansing action cleans and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties have led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally: ARM & HAMMER DENTAL CARE, The Baking Soda Tooth Powder; ARM & HAMMER DENTAL CARE, The Baking Soda Toothpaste; ARM & HAMMER DENTAL CARE Gel; ARM & HAMMER DENTAL CARE Tartar Control Formula; ARM & HAMMER DENTAL CARE Tartar Control Gel; ARM & HAMMER PEROXICARE, a baking soda toothpaste containing hydrogen peroxide; and Tartar Control PEROXICARE. In 1996, three new ARM & HAMMER DENTAL CARE Toothpaste line extensions were introduced nationally, ARM & HAMMER DENTAL CARE Sensitive Formula, ARM & HAMMER DENTAL CARE Extra-Whitening and ARM & HAMMER DENTAL CARE Smooth Spearmint. In early 1998, the Company introduced ARM & HAMMER DENTAL CARE Gum, a baking soda-based oral care product that is available in three flavors. In early 1999, the Company introduced ARM & HAMMER ADVANCE WHITE line of dentifrice for the whitening segment of the toothpaste market.

     The Company markets and sells, ARM & HAMMER Deodorant Anti-Perspirant with Baking Soda, and ARM & HAMMER Deodorant with Baking Soda. These products are available in various scented and unscented stick, aerosol and roll-on forms, including ARM & HAMMER Deodorant with Baking Soda in a wide solid stick and a jumbo oval stick Deodorant Anti-Perspirant. In 1997, the Company launched nationally ARM & HAMMER Aerosol Deodorant Anti-Perspirant.

     In 1997, the Company acquired a group of five household cleaning brands from The Dial Corporation. The brands acquired were BRILLO(R) Soap Pads and other steel wool products, PARSONS(R) and BO-PEEP(R) Ammonia, CAMEO(R) Metal Polish, RAIN DROPS(R) Water Softener and SNO BOL(R) Cleaners. During the first quarter of 1998, the Company purchased from The Dial Corporation TOSS 'N SOFT(R) Dryer Sheets. The acquisition of these brands broadens the Company's base of household cleaning products, and fit well within the Company's current sales, marketing and distribution activities.

     COMPETITION

     The markets for retail consumer products are highly competitive. ARM & HAMMER Baking Soda competes with generic and private label brands of grocery chains. ARM & HAMMER DENTAL CARE dentifrice products, ARM & HAMMER Carpet Deodorizer, ARM & HAMMER Deodorant Anti-Perspirant and ARM & HAMMER Deodorizing Air Freshener compete with other nationally advertised brands, generally sold by larger multi-national companies. ARM & HAMMER DENTAL CARE Gum, although an oral care product, competes with other chewing gum brands which are promoted as good for oral health.

     The Company's laundry products, ARM & HAMMER Powder Laundry Detergent, ARM & HAMMER Liquid Laundry Detergent, ARM & HAMMER Super Washing Soda, and ARM & HAMMER FRESH & SOFT Dryer Sheets, all have small shares in large markets competing generally against large multi-national consumer packaged goods companies.

     All of the Company's products are competitively priced and receive strong support in the form of trade and/or consumer promotion. In addition, the Company advertises certain products on national television.

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

SPECIALTY PRODUCTS

     PRINCIPAL PRODUCTS

     The Company's specialty products business primarily consists of the manufacture, marketing and sale of sodium bicarbonate in a range of grades and granulations for use in industrial and agricultural markets. In industrial markets, sodium bicarbonate is used by other manufacturing companies as a leavening agent for commercial baked goods, as an antacid in pharmaceuticals, as a carbon dioxide release agent in fire extinguishers, and as an alkaline agent in swimming pool chemicals, and as an agent in kidney dialysis. A special grade of sodium bicarbonate, as well as sodium sesquicarbonate, is sold to the animal feed market as a feed additive for use by dairymen as a buffer, or antacid, for dairy cattle.

     The Company markets and sells MEGALAC Rumen Bypass Fat, a nutritional supplement made from natural oils, which allows cows to maintain energy levels during the period of high-milk production, resulting in improved milk yields and minimal weight loss. The product and the trademark MEGALAC are licensed under a long-term license agreement from a British company, Volac Ltd.

     In January 1999, the Company announced it was forming a joint venture with the Safety-Kleen Corporation called the ArmaKleen Company. This joint venture will distribute Church & Dwight's proprietary product line of aqueous cleaners along with the Company's Armex Blast Media line which is designed for the removal of a wide variety of surface coatings. During the first quarter of 1999, the Company sold the Armex blast cleaning equipment business to U.S. Filter Surface Preparation Group, Inc., a U.S. Filter Company.

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

     During 1997, the Company acquired a 40 percent equity interest in QGN/Carbonor, a Brazilian bicarbonate/carbonate-related chemical company. The agreement includes an option for the Company to increase its interest to 75 percent by March 31, 1999.

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

     RAW MATERIALS AND SOURCES OF SUPPLY

     The Company manufactures sodium bicarbonate for both of its consumer and industrial businesses at two of its plants located at Green River, Wyoming and Old Fort, Ohio.

     The production of sodium bicarbonate requires two basic raw materials, soda ash and carbon dioxide. The primary source of soda ash used by the Company is the mineral, trona, which is found in abundance in southwestern Wyoming, near the Company's Green River plant. The Company had acquired a number of leases allowing it to extract these trona deposits. In January 1999, the Company announced it agreed to sell most of these leases to Solvay Minerals, Inc. The Company will retain adequate trona reserves to support the requirements of the sodium bicarbonate business and may acquire other leases in the future as the need arises.

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

     The Company presently uses light soda ash in the manufacture of its ARM & HAMMER Powder Laundry Detergent in its Syracuse, New York plant. Light soda ash is obtained under a one-year supply agreement which is automatically renewable on a year to year basis. This agreement terminates upon 90 day's written notice by either company. At the Syracuse plant and the Green River, Wyoming plant, the Company also produces laundry detergent powder employing a process utilizing raw materials readily available from a number of sources. Therefore, the supply of appropriate raw materials to manufacture this product is adequate. In January 1999, the Company announced it will concentrate all powder laundry detergent production at Green River. This is expected to be completed by late 1999.

     During 1995, a liquid laundry detergent manufacturing line was constructed in the Company's Syracuse, New York Plant. This line is capable of producing virtually all of the Company's liquid laundry detergent requirements. The Company, when necessary, will utilize a contract manufacturer to meet higher demand. Prior to this, all of the Company's ARM & HAMMER Liquid Laundry Detergent was contract manufactured. The BRILLO product line and the Company's Dryer Sheets line are manufactured at the Company's London, Ohio plant, which was acquired from The Dial Corporation. ARM & HAMMER DENTAL CARE Gum, ARM & HAMMER Deodorizing Air Freshener, PARSONS(R) and BO-PEEP(R) Ammonia, CAMEO(R) Metal Polish, RAIN DROPS(R) Water Softener and SNO BOL(R) Cleaners, are contract manufactured for the Company under various agreements. Alternative sources of supply are available in case of disruption or termination of the agreements.

     The main raw material used in the production of potassium carbonate is liquid potassium hydroxide. Armand Products obtains its supply of liquid potassium hydroxide under a long-term supply arrangement.

     The ArmaKleen Company's industrial liquid cleaning products are contracted manufactured.

     PATENTS AND TRADEMARKS

     The Company's ARM & HAMMER trademark is registered with the United States Patent and Trademark Office and also with the trademark offices of many foreign countries. It has been used by the Company since the late 1800's, and is a valuable asset and important to the successful operation of the Company's business.

     CUSTOMERS AND ORDER BACKLOG

     A group of three consumer products customers accounted for approximately 16% of consolidated net sales in 1998 including a single customer which accounted for approximately 11%. This group of customers accounted for approximately 16% of consolidated net sales in 1997 and 14% in 1996.

     The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

     RESEARCH & DEVELOPMENT

     The Company's Research and Development Department is engaged in work on product development, process technology and basic research. During 1998, $16,448,000 was spent on research activities as compared to $15,841,000 in 1997 and $17,823,000 in 1996.

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

     EMPLOYEES

     At December 31, 1998 , the Company had 1,127 employees. The Company is party to a labor contract with the United Steelworkers of America covering approximately one hundred hourly employees at its Syracuse, New York plant which contract continues until June 30, 2001; and, with the United Industrial Workers of North America at its London, Ohio plant which contract continues until October 1, 1999. The Company believes that its relations with both its union and non-union employees are satisfactory.

   CLASSES OF SIMILAR PRODUCTS

   The Company's operations constitute two operating segments. The table set forth below shows the percentage of the Company's net sales contributed by each group of similar products marketed by the Company during the period from January 1, 1994 through December 31, 1998.

                                             % of Net Sales
                                   ------------------------------------
                                   1998    1997    1996    1995    1994
                                   ----    ----    ----    ----    ----
           Consumer Products        82      80      79      78      80

           Specialty Products       18      20      21      22      20

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

     At Syracuse, New York the Company owns a 16 acre site and plant which includes a group of connected buildings containing approximately 270,000 square feet of floor space. This plant is used primarily for the manufacture and packaging of laundry detergents and cat litter. As previously mentioned, the Company announced it will concentrate all powder laundry detergent production at Green River. This will be completed by late 1999.

The Company's plant in Green River, Wyoming is located on 112 acres of land owned by the Company. The plant and related facilities contain approximately 273,000 square feet of floor space. The plant was constructed in 1968 and has since been expanded to a current capacity of 200,000 tons of sodium bicarbonate per year. This plant also manufactures powder laundry detergent and cat litter.

     The Company's plant in Old Fort, Ohio is located on 75 acres of land owned by the Company. The plant and related facilities contain approximately 208,000 square feet of floor space. The plant was completed in 1980 and has since been expanded to a capacity of 240,000 tons of sodium bicarbonate per year.

     In July 1998, the Company purchased from the Fluid Packaging Co., Inc., a 250,000 square foot manufacturing facility set on approximately 46 acres in Lakewood, New Jersey. The plant currently manufactures and packages the ARM & HAMMER Deodorant Anti-Perspirant product line and as noted below will be manufacturing dentifrice products by late 1999.

     The Company owns an operating facility in Greenville, South Carolina, for the manufacturing and packaging of its dentifrice products in a 117,000 square foot building. The facility is located on 6 acres of land owned by the Company. The Company announced in January 1999 it was planning to close the facility and move the manufacturing and packaging equipment to its Lakewood, New Jersey, plant.

     During 1997, the Company acquired from The Dial Corporation a manufacturing facility in London, Ohio. This facility contains approximately 141,000 square feet of floor space and is located on 6 acres of land. The facility manufactures and packages BRILLO Soap Pads and ARM & HAMMER FRESH & SOFT Dryer Sheets.

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

     In December 1998, the Company closed its Venezuela subsidiary, Industrias Bicarbon De Venezuela S.A., after determining that marketing conditions could no longer support it.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1998.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Company's common stock is traded on the New York Stock Exchange (symbol: "CHD"). Refer to Page 18 of the Annual Report which is incorporated herein by reference. During 1998, there were no sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA.

     Refer to Page 13 of the Annual Report. The portion of the table on page 13 which includes information with respect to the years 1994 through 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Refer to Financial Review Pages 14-18 of the Annual Report which are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     (Not applicable)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Refer to Pages 19-34 of the Annual Report which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.     FINANCIAL STATEMENTS

     The following financial statements are incorporated herein by reference to the Annual Report:

                                                                      Page of
                                                                   Annual Report
                                                                   -------------
     Consolidated Statements of Income for each of the three
     years in the period ended December 31, 1998                           19

     Consolidated Balance Sheets as of December 31, 1998 and 1997          20

     Consolidated Statements of Cash Flow for each of the three
     years in the period ended December 31, 1998                           21

     Consolidated Statements of Stockholders' Equity for each of
     the three years in the period ended December 31, 1998                 22

     Notes to Financial Statements                                      23-34

     Independent Auditors' Report                                          34

(a)2.     FINANCIAL STATEMENT SCHEDULE

     Included in Part IV of this report:

          Independent Auditors' Report on Schedule

          For each of the three years in the period ended December 31, 1998:

          Schedule II - Valuation and Qualifying Accounts

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)3.     EXHIBITS

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

          (f)    Church & Dwight Co., Inc. Executive Deferred Compensation
                 Plan, effective as of June 1, 1997, (Commission file no.
                 1-10585) which is incorporated herein by reference.

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

  *(13)   1998 Annual Report to Stockholders. Except for portions of said Annual
          Report expressly incorporated by reference herein, said Annual Report is not deemed "filed herewith."

  *(21)   List of the Company's subsidiaries.

  *(23)   Consent of Independent Auditor.

  *(27)   Financial Data Schedule.

(b)       REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31,1998.

          Copies of exhibits will be made available upon request and for a reasonable charge.

---------------------------

*filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 1999.


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

/s/ Robert A. Davies, III    President and                     February 25, 1999
-------------------------    Chief Executive Officer
Robert A. Davies, III

/s/ Zvi Eiref                Vice President Finance and        February 25, 1999
-------------------------    Chief Financial Officer
Zvi Eiref                    (Principal Financial Officer)

/s/ Gary P. Halker           Vice President, Controller and    February 25, 1999
-------------------------    Chief Information Officer
Gary P. Halker               (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Cyril C. Baldwin, Jr                 Director       February 25, 1999
------------------------------
Cyril C. Baldwin, Jr

/s/ William R. Becklean                  Director       February 25, 1999
------------------------------
William R. Becklean

/s/ Robert H. Beeby                      Director       February 25, 1999
------------------------------
Robert H. Beeby

/s/ Robert A. Davies, III                Director       February 25, 1999
------------------------------
Robert A. Davies, III

/s/ Rosina B. Dixon, M.D                 Director       February 25, 1999
------------------------------
Rosina B. Dixon, M.D

/s/ J. Richard Leaman, Jr                Director       February 25, 1999
------------------------------
J. Richard Leaman, Jr

/s/ Robert D. LeBlanc                    Director       February 25, 1999
------------------------------
Robert D. LeBlanc

/s/ John D. Leggett, III, Ph.D           Director       February 25, 1999
------------------------------
John D. Leggett, III, Ph.D

/s/ John F. Maypole                      Director       February 25, 1999
------------------------------
John F. Maypole

/s/ Robert A. McCabe                     Director       February 25, 1999
------------------------------
Robert A. McCabe

/s/ Dwight C. Minton                     Chairman       February 25, 1999
------------------------------
Dwight C. Minton

/s/ Dean P. Phypers                      Director       February 25, 1999
------------------------------
Dean P. Phypers

/s/ John O. Whitney                      Director       February 25, 1999
------------------------------
John O. Whitney

INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of
Church & Dwight Co., Inc.
Princeton, New Jersey


We have audited the consolidated financial statements of Church & Dwight Co., Inc. and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 27, 1999 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company changing its method of accounting for internal-use software development costs as described in Note 1). Such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Church & Dwight Co., Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Parsippany, New Jersey
January 27, 1999

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                         1998     1997     1996
                                                        ------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

      Balance at beginning of year                      $1,532   $1,478   $1,304
                                                        ------------------------

      Additions:
            Charged to expenses and costs                  435      200      401
                                                        ------------------------
      Deductions:
            Amounts written off                            387      145      227
            Foreign currency translation adjustments         1        1       --
                                                        ------------------------

                                                           388      146      227
                                                        ------------------------

      BALANCE AT END OF YEAR                            $1,579   $1,532   $1,478
                                                        ------------------------

                                EXHIBIT INDEX
                                -------------

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

          (f)    Church & Dwight Co., Inc. Executive Deferred Compensation
                 Plan, effective as of June 1, 1997, (Commission file no.
                 1-10585) which is incorporated herein by reference.

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

                          -------------------------

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

  *(13)   1998 Annual Report to Stockholders. Except for portions of said Annual
          Report expressly incorporated by reference herein, said Annual Report is not deemed "filed herewith."

  *(21)   List of the Company's subsidiaries.

  *(23)   Consent of Independent Auditor.

  *(27)   Financial Data Schedule.



---------------------------

*filed herewith