Form 10-Q
period 1999-04-02
CHURCH & DWIGHT CO INC /DE/
filed 1999-05-11
CIK 313927

1 of 11


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarter ended April 2, 1999      Commission file No. 1-10585




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

                                    Yes  X              No

 As of April 30, 1999, there were 19,382,589 shares of Common Stock outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)



                                                                                      Three Months Ended
----------------------------------------------------------------------------------------------------------------
                                                                                April 2,              March 27,
(In thousands, except per share data)                                            1999                   1998
----------------------------------------------------------------------------------------------------------------
 Net Sales                                                                      $174,708              $152,011
 Cost of sales                                                                    97,590                84,393
                                                                               ---------------------------------
 Gross profit                                                                     77,118                67,618
 Advertising, consumer and trade promotion expenses                               44,572                40,795
 Selling, general and administrative expenses                                     21,024                18,369
 Gain on sale of mineral rights                                                   11,772                     -
 Impairment and other items                                                        5,320                     -
                                                                               --------------------------------
 Income from Operations                                                           17,974                 8,454

 Equity in earnings of affiliates                                                  2,020                 1,224
 Investment income                                                                   372                   309
 Other income                                                                        102                    34
 Interest expense                                                                   (605)                 (572)
                                                                               --------------------------------
 Income before taxes                                                              19,863                 9,449
 Income taxes                                                                      7,498                 3,553
                                                                               --------------------------------
  Net Income                                                                       12,365                5,896

 Retained earnings at beginning of period                                        218,618               197,622
                                                                               --------------------------------
                                                                                 230,983               203,518
 Dividends paid                                                                    2,321                 2,326
                                                                               --------------------------------
 Retained earnings at end of period                                             $228,662              $201,192
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

 Weighted average shares outstanding - Basic                                      19,354                19,396
 Weighted average shares outstanding - Diluted                                    20,362                19,932
-----------------------------------------------------------------------------------------------------------------
 Earnings Per Share:

 Net income per share - Basic                                                       $.64                  $.30
 Net income per share - Diluted                                                     $.61                  $.30
----------------------------------------------------------------------------------------------------------------
 Dividends Per Share:                                                               $.12                  $.12
----------------------------------------------------------------------------------------------------------------

                                    2 of 11

                  CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                April 2,            December 31,
                                                                                  1999                   1998
----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                          (Unaudited)
----------------------------------------------------------------------------------------------------------------
Assets
----------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                                   $20,175              $ 16,189
     Short-term investments                                                        3,051                 2,042
     Accounts receivable, less allowances of $1,559 and $1,579                    61,816                65,014
     Inventories (Note 2)                                                         65,379                60,285
     Current portion of note receivable                                           11,178                 7,485
     Deferred income taxes                                                        10,535                10,535
     Prepaid expenses                                                              7,483                 5,258
                                                                               --------------------------------
Total Current Assets                                                             179,617               166,808
----------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment (Note 3)                                           153,396               161,712
Notes Receivable                                                                  12,272                 2,384
Equity Investment in Affiliates                                                   28,763                27,751
Long-Term Supply Contracts                                                         4,714                 4,918
Intangibles and Other Assets                                                      29,653                27,865
----------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $408,415              $391,438
----------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------
Current Liabilities
     Short-term borrowings                                                      $ 13,000              $ 18,500
     Accounts payable and accrued expenses                                       101,603                98,069
     Current portion of long-term debt                                               856                   685
     Income taxes payable                                                         13,280                 6,983
                                                                               --------------------------------
Total Current Liabilities                                                        128,739               124,237
----------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                    27,959                29,630
Deferred Income Taxes                                                             20,975                21,178
Deferred Liabilities                                                               8,907                 6,785
Nonpension Postretirement and Postemployment Benefits                             14,995                14,770

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - $1 par value
     Authorized 2,500,000 shares, none issued                                          -                     -
Common Stock - $1 par value
    Authorized 100,000,000 shares, issued 23,330,494 shares                       23,330                23,330
Additional paid-in capital                                                        38,606                36,502
Retained earnings                                                                228,662               218,618
Accumulated other comprehensive income (loss)                                       (895)                 (782)
                                                                               --------------------------------
                                                                                 289,703               277,668
Common stock in treasury, at cost:
     3,923,105 shares in 1999 and 4,019,505 shares in 1998                       (82,314)              (82,281)
Due from officer                                                                    (549)                 (549)
------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                       206,840               194,838
----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                      $408,415              $391,438
----------------------------------------------------------------------------------------------------------------

                                    3 of 11

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                         Three Months Ended
----------------------------------------------------------------------------------------------------------------
                                                                                April 2,               March 27,
(Dollars in thousands)                                                           1999                     1998
----------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
----------------------------------------------------------------------------------------------------------------
Net Income                                                                       $12,365                $5,896

Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation, depletion and amortization                                  4,529                 4,055
         Deferred income taxes                                                      (191)                 (284)
         Equity in unconsolidated affiliates                                      (2,020)               (1,224)
         Gain on sale of mineral rights                                          (11,772)                    -
         Asset disposals                                                           4,612                     -
         Other                                                                       117                   173

Change in assets and liabilities:
         (Increase) decrease in short-term investments                            (1,009)                  996
         Decrease (increase) in accounts receivable                                3,148                (6,492)
         (Increase) in inventories                                                (5,087)               (6,461)
         (Increase) in prepaid expenses                                           (2,223)                 (553)
         Increase in accounts payable                                              3,351                 8,558
         Increase in income taxes payable                                          7,355                 3,602
         Increase in other liabilities                                             2,348                 1,017
----------------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                                         15,523                 9,283

Cash Flow From Investing Activities
----------------------------------------------------------------------------------------------------------------
Additions to property, plant and equipment                                        (5,415)               (6,778)
Proceeds from sale of mineral rights                                               3,000                     -
Purchase of other assets                                                          (2,157)               (1,382)
Distributions from unconsolidated affiliates                                       1,158                 1,465
Proceeds from repayment of notes receivable                                          360                   665
Investment in affiliates                                                            (150)                    -
Purchase of new product lines                                                          -                (6,975)
----------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                             (3,204)              (13,005)

Cash Flow From Financing Activities
----------------------------------------------------------------------------------------------------------------
(Repayments) proceeds from short-term borrowing                                   (5,500)               10,000
Long-term debt repayments                                                         (1,500)                    -
Payment of cash dividends                                                         (2,321)               (2,326)
Proceeds from stock options exercised                                              2,640                   678
Purchase of treasury stock                                                        (1,652)               (3,130)
----------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided By Financing Activities                               (8,333)                5,222

Net Change In Cash and Cash Equivalents                                            3,986                 1,500
Cash And Cash Equivalents At Beginning Of Year                                    16,189                14,949
----------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                       $20,175               $16,449
----------------------------------------------------------------------------------------------------------------

                                    4 of 11

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated balance sheet as of April 2, 1999, the consolidated statements of income and retained earnings for the three months ended April 2, 1999 and March 27, 1998 and the consolidated statements of cash flow for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments, except for the item described in note 7) necessary to present fairly the financial position, results of operations and cash flow at April 2, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report to shareholders. The results of operations for the period ended April 2, 1999 are not necessarily indicative of the operating results for the full year.



2.   Inventories consist of the following:                                      April 2,          Dec. 31,
    (In thousands)                                                               1999               1998
------------------------------------------------------------------------------------------------------------
Raw materials and supplies                                                      $20,450           $16,278

Work in process                                                                     159               160

Finished goods                                                                   44,770            43,847
                                                                               ----------------------------
                                                                                $65,379           $60,285
----------------------------------------------------------------------------------------------------------------


3.       Property, Plant and Equipment consist of the following:                 April 2,          Dec. 31,
    (In thousands)                                                                1999              1998
----------------------------------------------------------------------------------------------------------------
Land                                                                           $   4,898           $  4,896

Buildings and improvements                                                        73,320             73,529

Machinery and equipment                                                          164,271            173,595

Office equipment and other assets                                                 14,359             14,347

Software                                                                           5,311              5,311

Mineral rights                                                                       200              5,931

Construction in progress                                                          19,317             14,148
                                                                               -----------------------------
                                                                                 281,676            291,757
Less accumulated depreciation, depletion and amortization                        128,280            130,045
                                                                               -----------------------------
Net Property, Plant and Equipment                                               $153,396           $161,712
----------------------------------------------------------------------------------------------------------------

                                    5 of 11

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

                                                                                  Three Months Ended
                                                                               -----------------------------
                                                                                April 2,           March 27,
(In thousands)                                                                   1999               1998
------------------------------------------------------------------------------------------------------------
Net sales                                                                      $  9,891            $  9,242
Gross profit                                                                      3,709               3,214
Net income                                                                        2,978               2,424

Company's share in net income                                                     1,489               1,212
Elimination of Company's share of intercompany interest expense                      69                 110
                                                                               -----------------------------
Equity in joint venture income                                                 $  1,558            $  1,322
------------------------------------------------------------------------------------------------------------


5.       Earnings Per Share

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding


6.       Gain on Sale of Mineral Rights

As previously announced, the Company sold most of its trona mineral leases in Wyoming for approximately $22.5 million to Solvay Minerals, Inc., which was due in annual payments beginning on January 5, 1999 and concluding on January 5, 2011. The Company received its initial payment of $3.0 million and recorded a note receivable from Solvay for the present value of the remaining payments of approximately $13.9 million using estimated market discount rates. This, when combined with the initial receipt, resulted in a gain of approximately $11.8 million.

The Company is negotiating to assign and sell the note to an insurance company for an amount that approximates the carrying amount on April 2, 1999.

7.       Impairment and Other Items

As previously announced, the Company recorded a charge for impairment and certain other items relating to a planned plant shutdown late in 1999 which includes the rationalization of both toothpaste and powder laundry detergent production. The pre-tax charge of $5.3 million is comprised of the following:


                (In thousands)
                --------------------------------------------------
                Fixed asset impairment                      $4,612
                Severance and other charges                    708
                                                           -------
                                                            $5,320


                                    6 of 11

8.       Segment Information

Segment sales and operating profit for the first quarter of 1999 and 1998 are as follows:

                                                                 Unconsolidated
(In thousands)                 Consumer           Specialty        Affiliates          Corporate             Total
--------------------------------------------------------------------------------------------------------------------
Net Sales - 1999               $143,108             $37,910           $(6,310)                 -          $174,708
          - 1998                124,367              32,265            (4,621)                 -           152,011

Operating Profit - 1999           7,521               5,967            (1,966)             6,452            17,974
                 - 1998           5,226               4,428            (1,200)                 -             8,454
--------------------------------------------------------------------------------------------------------------------

Product line net sales data for the first quarter is as follows:

       Laundry and
       Household      Oral and                      Specialty       Animal     Specialty   Unconsolidated
       Cleaners     Personal Care    Deodorizing     Chemicals    Nutrition     Cleaners    Affiliates       Total
--------------------------------------------------------------------------------------------------------------------
1999     $69,030        $40,851       $33,227         $20,668       $15,004      $2,238      $(6,310)      $174,708

1998      63,826         33,932        26,609          19,085        10,294       2,886       (4,621)       152,011
--------------------------------------------------------------------------------------------------------------------


9.       Comprehensive Income

The following table presents the Company's Comprehensive Income for the three months ending April 2, 1999 and March 27, 1998:

                                                                      Three Months Ended
                                                               ---------------------------------
                                                                April 2,               March 27,
(In thousands)                                                   1999                    1998
------------------------------------------------------------------------------------------------
Net Income                                                      $12,365                 $5,896
Other Comprehensive Income, net of tax:
    Foreign exchange transaction adjustments                       (113)                   167
                                                                -------------------------------
 Comprehensive Income                                            $12,252                 $6,063
------------------------------------------------------------------------------------------------


10.      Subsequent Event

On May 7, 1999, the Company exercised its option and purchased an additional 35% interest in two Brazilian bicarbonate/carbonate-related chemical companies. The acquisition, costing approximately $9.1 million, had approximately $4.2 million allocated to Goodwill and was financed by short-term borrowing. An additional amount of approximately $2.0 million, may be payable in March, 2001, contingent upon the performance of the two Brazilian companies.

11.      Contingencies

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.

12.      Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

                                    7 of 11

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
---------------------

For the quarter ended April 2, 1999, net income was $12.4 million, equivalent to basic earnings of $.64 per share, from $5.9 million or $.30 per share, in last year's first quarter. Diluted earnings were $.61 per share compared to $.30 per share last year. These results include a net pre-tax gain of $6.5 million or $.19 per share from two previously announced events - the sale of trona mineral leases in January, less a charge for impairment and certain other items related to the planned plant shutdown later in 1999. Excluding this one-time net gain, net income would have increased by 43% to $8.5 million, or $.42 per diluted share.

Net sales increased by 15% to $174.7 million from $152.0 million in the same period last year. All major consumer product lines - oral and personal care, deodorizing and laundry and cleaning products - were well ahead of last year. Animal nutrition was particularly strong in the specialty products business

Gross margin was 44.1% in the first quarter, as compared with 44.5% last year. The major reasons for the decline was the shift in the high margin specialty cleaning business from having its results fully consolidated in 1998 to being accounted for as an equity investment in 1999 and the use of co-packers to meet higher than expected order requirements. These items were partially offset by a favorable product sales mix.

Advertising, consumer and trade promotion expenses increased by $3.8 million to $44.6 million in the current quarter. This is due to high promotion costs in support of both the oral and personal care and deodorizing product lines.

Selling, general and administrative expenses increased $2.7 million versus last year. This increase is primarily due to higher personnel-related costs and outside service costs, particularly in information systems.

Earnings from affiliates increased due to the formation of the ArmaKleen Company as a 50% owned affiliate, which product line prior to this quarter was fully consolidated, and increases in earnings from the Armand Products Company and the Brazilian affiliate.

Interest expense was virtually unchanged from last year, while investment income increased slightly.


Liquidity and Capital Resources
-------------------------------

The  Company  considers  cash  and  short-term   investments  as  the  principal
measurement of its liquidity. At April 2, 1999, cash, including cash equivalents and short-term investments totaled $23.2 million as compared to $18.2 million.

During the first quarter of 1999, the Company generated $15.5 million of cash flow from operating activities, received an initial payment of $3.0 million from the sale of mineral rights and received $2.6 million from stock options exercised. Significant expenditures include the partial repayment of debt of $7.0 million, additions to property, plant and equipment of $5.4 million, the payment of cash dividends of $2.3 million and the purchase of treasury stock of $1.7 million.


Year 2000 Update
----------------

As outlined in the 10-K for the year ended December 31, 1998, the Company has developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. These plans have not changed materially in terms of scope or estimated costs to complete, and are progressing according to previously identified time schedules.

Total expenditures incurred on Y2K-related projects through the first quarter of 1999 are estimated at approximately $11.5 million. While the costs of the remaining required changes is not yet fully known, we expect the total estimated costs of the Y2K-related projects to be in the $13 million to $14 million range.


                                    8 of 11

                           PART II - Other Information


Item 4.  Results of Vote of Security Holders
         -----------------------------------

The Company's Annual Meeting of Stockholders was held on May 6, 1999. The following nominees were elected to the Company's Board of Directors for a term of three years.

    Nominee                          For                           Withhold
    Cyril C. Baldwin, Jr.            38,264,357                    414,374
    William R. Becklean              38,294,718                    384,013
    Rosina B. Dixon, M.D.            38,267,271                    411,460
    Robert D. LeBlanc                38,287,672                    391,059

The results of voting on the following additional items were as follows:

Approval of the appointment of Deloitte & Touche LLP as independent auditors of the Company's 1999 financial statements.

    For              Against         Abstained        Broker Non-Votes
    38,473,531       71,552          133,648                  0

To consider and act upon a stockholder proposal requesting that the Board of Directors take the steps necessary to provide for cumulative voting in the election of Directors annually and not by class.

    For             Against          Abstained        Broker Non-Votes
    3,130,102       33,642,879       165,380          1,740,370

To consider and act upon a stockholder proposal requesting that the Company prepare and place available to stockholders and employees an equal employment diversity report.

    For             Against          Abstained        Broker Non-Votes
    2,274,231       34,115,996       548,132          1,740,372


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.    Exhibits
               (11) Computation of earnings per share
               (27) Financial Data Schedule

          b. No reports on Form 8-K were filed for the three months ended April 2, 1999.

                                    9 of 11

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 -  Computation  of Earnings Per Share (In  thousands except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended
                                                               --------------------------------
                                                                April 2,             March 27,
                                                                  1999                 1998
----------------------------------------------------------------------------------------------
BASIC:
      Net Income                                                $12,365              $ 5,896

Weighted average shares outstanding                              19,354               19,396

Basic earnings per share                                           $.64                 $.30

DILUTED:
      Net Income                                                $12,365              $ 5,896

Weighted average shares outstanding                              19,354               19,396
      Incremental shares under stock option plans                 1,008                  536
                                                                ------------------------------
Adjusted weighted average shares outstanding                     20,362               19,932
                                                                ------------------------------

Diluted earnings per share                                         $.61                 $.30





                                    10 of 11

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CHURCH & DWIGHT CO.,INC.
                                         --------------------------------------
                                         (REGISTRANT)



DATE:   May 11, 1999                     Zvi Eiref
                                         --------------------------------------
                                         ZVI EIREF
                                         VICE PRESIDENT FINANCE



DATE:   May 11, 1999                     Gary P. Halker
                                         --------------------------------------
                                         GARY P. HALKER
                                         VICE PRESIDENT, CONTROLLER AND
                                         CHIEF INFORMATION OFFICER




                                    11 of 11