Form 10-Q
period 1999-07-02
CHURCH & DWIGHT CO INC /DE/
filed 1999-08-12
CIK 313927

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended July 2, 1999

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

                     Yes     X                            No

As of August 10, 1999, there were 19,442,222 shares of Common Stock outstanding.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                    1 of 12

                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                              Three Months Ended                  Six Months Ended
                                                         ------------------------------       -----------------------------
                                                            July 2,       June 26,              July 2,       June 26,
 (In thousands, except per share data)                        1999          1998                 1999           1998
 -------------------------------------------------------------------------------------------------------------------------
 Net Sales                                                     $186,365      $173,534              $361,073      $325,545
 Cost of sales                                                  102,453        94,944               200,043       179,337
                                                         -----------------------------      ------------------------------
 Gross profit                                                    83,912        78,590               161,030       146,208
 Advertising, consumer and trade promotion expenses              47,296        48,707                91,868        89,502
 Selling, general and administrative expenses                    21,205        22,046                42,229        40,415
 Gain on sale of mineral rights                                       -             -               (11,772)            -
 Impairment and other items                                         435             -                 5,755             -
 Sale of Technology                                                   -        (3,500)                     -       (3,500)
                                                         -----------------------------      ------------------------------
 Income from Operations                                          14,976        11,337                32,950        19,791
 Equity in earnings of affiliates                                 1,929         1,739                 3,949         2,963
 Investment income                                                  343           281                   715           590
 Other income/(expense)                                              65         (169)                   167          (135)
 Interest expense                                                  (689)        (600)                (1,294)       (1,172)
                                                         -----------------------------      ------------------------------
 Income before taxes                                             16,624        12,588                36,487        22,037
 Income taxes                                                     5,959         4,715                13,457         8,268
 Minority Interest                                                  209             -                   209             -
                                                         -----------------------------      ------------------------------
 Net Income                                                      10,456         7,873                22,821        13,769
 Retained earnings at beginning of period                       228,662       201,192               218,618       197,622
                                                         -----------------------------      ------------------------------
                                                                239,118       209,065               241,439       211,391
 Dividends paid                                                   2,328         2,329                 4,649         4,655
                                                         -----------------------------      ------------------------------
 Retained earnings at end of period                            $236,790      $206,736              $236,790      $206,736
 -------------------------------------------------------------------------------------------------------------------------

 -------------------------------------------------------------------------------------------------------------------------
 Weighted average shares outstanding - Basic                     19,397        19,398                19,375        19,397
 Weighted average shares outstanding - Diluted                   20,424        20,064                20,392        19,990
 -------------------------------------------------------------------------------------------------------------------------

 Earnings Per Share:
 Net income per share - Basic                                      $.54          $.41                 $1.18          $.71
 Net income per share - Diluted                                    $.51          $.39                 $1.12          $.69
 -------------------------------------------------------------------------------------------------------------------------
 Dividends Per Share:                                              $.12          $.12                  $.24          $.24
 -------------------------------------------------------------------------------------------------------------------------

                                    2 of 12

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                              July 2, 1999   Dec. 31, 1998
-----------------------------------------------------------------------------------------------------------------
Assets
-----------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                                            $17,945         $16,189
     Short-term investments                                                                 5,000           2,042
     Accounts receivable, less allowances of $1,573 and $1,579                             67,406          65,014
     Inventories (Note 2)                                                                  71,824          60,285
     Current portion of note receivable                                                     7,673           7,485
     Deferred income taxes                                                                 10,324          10,535
     Prepaid expenses                                                                       6,460           5,258
                                                                                   --------------- ---------------
Total Current Assets                                                                      186,632         166,808
------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment (Note 3)                                                    171,975         161,712
Note Receivable from Joint Venture                                                              -           2,384
Equity Investment in Affiliates                                                            18,452          27,751
Long-Term Supply Contracts                                                                  4,511           4,918
Intangibles                                                                                33,175          25,142
Other Assets                                                                                5,879           2,723
------------------------------------------------------------------------------------------------------------------
Total Assets                                                                             $420,624        $391,438
------------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------
Current Liabilities
     Short-term borrowings                                                                $18,928        $ 18,500
     Accounts payable and accrued expenses                                                100,388          98,069
     Current portion of long-term debt                                                      1,027             685
     Income taxes payable                                                                   9,178           6,983
                                                                                   --------------- ---------------
Total Current Liabilities                                                                 129,521         124,237
------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                             31,758          29,630
Deferred Income Taxes                                                                      20,061          21,178
Deferred Liabilities                                                                        9,714           6,785
Nonpension Postretirement and Postemployment Benefits                                      15,401          14,770
Minority Interest                                                                           3,133               -

Commitments and Contingencies (Note 12)

Stockholders' Equity
Preferred Stock - $1 par value
     Authorized 2,500,000 shares, none issued                                                   -               -
Common Stock - $1 par value
     Authorized 100,000,000 shares, issued 23,330,494 shares                               23,330          23,330
Additional paid-in capital                                                                 39,968          36,502
Retained earnings                                                                         236,790         218,618
Accumulated other comprehensive income (loss)                                              (4,578)           (782)
                                                                                   --------------- ---------------
                                                                                          295,510         277,668
Less common stock in treasury, at cost -
     3,904,738 shares in 1999 and 4,019,505 shares in 1998                                (83,925)        (82,281)
Due from officer                                                                             (549)           (549)
------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                211,036         194,838
------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                               $420,624        $391,438
------------------------------------------------------------------------------------------------------------------

                                    3 of 12

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                              Six Months Ended
                                                                              --------------------------------------
 (Dollars in thousands)                                                             July 2, 1999      June 26, 1998
--------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
--------------------------------------------------------------------------------------------------------------------
Net Income                                                                               $22,821            $13,769

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
         Depreciation, depletion and amortization                                          9,530              8,265
         Deferred income taxes                                                              (553)               313
         Equity in income from affiliates                                                 (3,949)            (2,963)
         Gain on sale of mineral rights                                                  (11,772)                 -
         Disposal of fixed assets                                                          4,600                  -
         Other                                                                               159                 56

Change in assets and liabilities:
         (Increase)/decrease in short-term investments                                    (2,958)               996
         (Increase) in accounts receivable                                                  (284)           (26,090)
         (Increase) in inventories                                                        (8,277)            (2,608)
         (Increase) in prepaid expenses                                                   (1,080)              (242)
         (Decrease)/increase in accounts payable                                            (720)             8,961
         Increase in income taxes payable                                                  3,441              1,918
         Increase in other liabilities                                                     3,770              2,055
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                                                 14,728              4,430

Cash Flow From Investing Activities
--------------------------------------------------------------------------------------------------------------------
Additions to property, plant and equipment                                               (13,514)           (13,206)
Proceeds from sale of mineral rights                                                      16,762                  -
Purchase of new product lines                                                                  -             (7,035)
Investment in affiliates                                                                  (9,184)                 -
Distributions from unconsolidated affiliates                                               2,302              2,689
Purchase of other assets                                                                  (3,002)            (1,526)
Proceeds from repayment of notes receivable                                                2,196              2,023
--------------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Investing Activities                                                   (4,440)           (17,055)

Cash Flow From Financing Activities
--------------------------------------------------------------------------------------------------------------------
Short-term debt (repayments) borrowing                                                    (1,326)             1,500
Long-term debt (repayments) borrowing                                                     (2,622)            18,500
Payment of cash dividends                                                                 (4,649)            (4,655)
Proceeds from stock options exercised                                                      4,487              2,026
Purchase of treasury stock                                                                (4,422)            (4,456)
--------------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided By Financing Activities                                       (8,532)            12,915

Net Change In Cash and Cash Equivalents                                                    1,756                290
Cash And Cash Equivalents At Beginning Of Year                                            16,189             14,949
--------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                               $17,945            $15,239
--------------------------------------------------------------------------------------------------------------------

                                    4 of 12

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of July 2, 1999, the consolidated statements of income and retained earnings for the three and six months ended July 2, 1999 and June 26, 1998, and the consolidated statements of cash flow for the six months ended July 2, 1999 and June 26, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments, except for the item in Note 7) necessary to present fairly the financial position, results of operations and cash flow at July 2, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report to shareholders. The results of operations for the period ended July 2, 1999 are not necessarily indicative of the operating results for the full year.



2.         Inventories consist of the following:                              July 2,           Dec. 31,
(in thousands)                                                                 1999               1998
---------------------------------------------------------------------------------------------------------
Raw materials and supplies                                                     $21,280           $16,278
Work in process                                                                     77               160
Finished goods                                                                  50,467            43,847
                                                                       ---------------    --------------
                                                                               $71,824           $60,285
----------------------------------------------------------------------------------------------------------



3.         Property, Plant and Equipment consist of the following:             July 2,           Dec. 31,
(in thousands)                                                                  1999               1998
-------------------------------------------------------------------------------------------------------------
Land                                                                        $    5,758        $    4,896
Buildings and improvements                                                      78,783            73,529
Machinery and equipment                                                        173,556           173,595
Office equipment and other assets                                               14,719            14,347
Software                                                                         5,421             5,311
Mineral rights                                                                     438             5,931
Construction in progress                                                        27,030            14,148
                                                                       ---------------    --------------
                                                                               305,705           291,757
Less accumulated depreciation and amortization                                 133,730           130,045
                                                                       ---------------    --------------
Net Property, Plant and Equipment                                             $171,975          $161,712

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

                                                         Three Months Ended               Six Months Ended
                                                       ---------------------             ------------------
                                                       July 2,      June 26,             July 2,   June 26,
(in thousands)                                          1999          1998                1999       1998
---------------------------------------------------------------------------------------------------------------
Net sales                                              $9,436       $10,653            $19,327       $19,895
Gross profit                                            3,420         3,894              7,129         7,108
Net income                                              2,736         3,147              5,714         5,571

Company's share in net income                           1,368         1,573              2,857         2,785
Elimination of Company's share of intercompany
     interest expense                                      61           100                130           210
                                                    -----------------------       --------------------------
Equity in joint venture income                         $1,429        $1,673             $2,987        $2,995
---------------------------------------------------------------------------------------------------------------

5.       Earnings Per Share

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding.


6.         Gain on Sale of Mineral Rights

As previously announced, the Company sold most of its trona mineral leases in Wyoming for approximately $22.5 million to Solvay Minerals, Inc., resulting in a gain of approximately $11.8 million. The terms of the note recorded as part of the sale included annual payments beginning on January 5, 1999 and concluding on January 5, 2011. The Company received its initial payment of $3.0 million and assigned and sold the note to an insurance company for the present value of the remaining payments for approximately $13.9 million.

7.       Impairment and Other Items

As previously announced, the Company recorded a pre-tax charge of $5.8 million for impairment and certain other items relating to a planned plant shutdown late in 1999 which includes the rationalization of both toothpaste and powder laundry detergent production. Components of the impairment charge and the outstanding reserve balances included in accounts payable and accrued expenses consist of the following:


                                       Impairment            Adjustment           Reserves at
     (In thousands)                       Charge        (Disposals/Payments)        July 2, 1999
---------------------------------------------------------------------------------------------------
     Fixed asset impairment               $4,612               $(4,612)            $      -
     Severance and other charges           1,143                   180                 1,323
                                        -----------------------------------------------------
                                          $5,755               $(4,432)               $1,323

                                    6 of 12

8.       Segment Information

Segment sales and operating profit for the second quarter and year to date 1999 and 1998 are as follows:

                                                                        Unconsolidated
(In thousands)                     Consumer          Specialty           Affiliates        Corporate         Total
----------------------------------------------------------------------------------------------------------------------
Net Sales
   Second quarter 1999            $148,755             $43,857            $(6,247)               -        $186,365
   Second quarter 1998             142,590              36,271             (5,327)               -         173,534

   Year to date 1999               291,863              81,767            (12,557)               -         361,073
   Year to date 1998               266,957              68,536             (9,948)               -         325,545

Operating Profit
   Second quarter 1999               9,341               8,021             (1,951)            (435)         14,976
   Second quarter 1998               7,704               5,343             (1,710)               -          11,337

   Year to date 1999                16,862              13,988             (3,917)           6,017          32,950
   Year to date 1998                12,930               9,771             (2,910)               -          19,791


Product line net sales data for the second quarter and year to date periods are as follows:
----------------------------------------------------------------------------------------------------------------------
              Laundry and   Oral and                                                         Uncon-
               Household    Personal     Deodor-      Specialty     Animal      Specialty  solidated
               Cleaners       Care        izing       Chemicals   Nutrition     Cleaners   Affiliates        Total
----------------------------------------------------------------------------------------------------------------------
2nd Qtr 1999    $68,588     $40,950      $39,217       $26,460      $15,165      $2,232      $(6,247)     $186,365
2nd Qtr 1998     67,382      41,776       33,432        21,240       11,930       3,101       (5,327)      173,534

YTD 1999        137,618      81,801       72,444        47,128       30,169       4,470      (12,557)      361,073
YTD 1998        131,208      75,708       60,041        40,324       22,224       5,988       (9,948)      325,545
----------------------------------------------------------------------------------------------------------------------

9.      Comprehensive Income

The following table presents the Company's Comprehensive Income for the three and six months ending July 2, 1999 and June 26, 1998.

                                                    Three Months Ended            Six Months Ended
                                                    ------------------            ----------------
                                                   July 2,        June 26,     July 2,       June 26,
(in thousands)                                      1999            1998        1999              1998
----------------------------------------------------------------------------------------------------------
Net Income                                         $10,456      $7,873        $22,821         $13,769
Other Comprehensive Income, net of tax:
    Foreign exchange translation adjustments        (3,683)       (163)        (3,796)            (62)
                                                  ---------------------      -------------------------
Comprehensive Income                                $6,773      $7,710        $19,025         $13,707
----------------------------------------------------------------------------------------------------------

10.      Acquisition

On May 7, 1999, the Company exercised its option and purchased an additional 35% interest in two Brazilian bicarbonate/carbonate-related chemical companies. This brings the Company's total ownership to 75%. The acquisition, costing approximately $9.1 million, had approximately $4.8 million allocated to Goodwill and was financed by short-term borrowing. An additional amount of approximately $2.0 million may be payable in March, 2001, contingent upon the performance of the two Brazilian companies.

                                    7 of 12

11.      Subsequent Events

Fluid Note Receivable
---------------------

In conjunction with the July 1998 purchase of the Lakewood, New Jersey, manufacturing facility, the Company loaned Fluid Packaging Co., Inc. $3.0 million at an interest rate of 8% per annum. The note was payable no later than July 15, 1999 and is secured by a pledge of and security interest in 65% of the capital stock of Allied Mexico, S.A. de C.V., a wholly-owned subsidiary of Fluid Packaging.

The note was not paid by its maturity date. The Company is proceeding toward the resolution of the matter, leading to the collection of the note. After reviewing the value of the collateral, the Company believes the carrying value of the note is fully recoverable.

Stock Split
-----------

On July 29, 1999, the Company announced a 2 for 1 stock split. The shares resulting from the stock split will be distributed on September 1, 1999, to stockholders of record at close of business on August 10, 1999. Pro forma earnings and dividends per share, giving retroactive effect to the 2 for 1 split for the three and six month periods ending July 1, 1999 and June 26, 1998, are as follows:

                                                                   Three Months Ended         Six Months Ended
                                                                  --------------------      --------------------
                                                                  July 2,     June 26,      July 2,     June 26,
(In thousands, except per share data)                               1999        1998          1999        1998
-------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - Basic                        38,794        38,796      38,750        38,794
Weighted average shares outstanding - Diluted                      40,828        40,128      40,784        39,980
-------------------------------------------------------------------------------------------------------------------

Earnings Per Share:
Net income per share - Basic                                        $.270         $.205       $.590         $.355
Net income per share - Diluted                                      $.255         $.195       $.560         $.345
-------------------------------------------------------------------------------------------------------------------
Dividends Per Share:                                                $.060         $.060       $.120         $.120
-------------------------------------------------------------------------------------------------------------------

Financial information contained elsewhere in these financial statements has not been adjusted to reflect the impact of the stock split.

12.      Contingencies

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.

13.      Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.


                                    8 of 12

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

For the quarter ended July 2, 1999, net income was $10.5 million, equivalent to basic earnings of $.54 per share, from $7.9 million or $.41 per share, in last year's second quarter. Diluted earnings were $.51 per share compared to $.39 per share last year. This year's second quarter included a $.4 million impairment charge and last year's included a $3.5 million gain from the sale of technology; excluding these one time items, diluted earnings would have been $.52 per share compared to $.28 per share last year. For the first six months of 1999, net income was $22.8 million or basic earnings of $1.18 per share compared to $13.8 million or $.71 per share last year. Diluted earnings were $1.12 per share compared to $.69 per share last year. The current year results include a net pre-tax gain of $6.0 million or $.18 per share from two previously announced events - the sale of Trona mineral reserves in January, less an impairment charge related to a planned plant shutdown later in 1999. Excluding the one-time items in both years, diluted earnings would have been $.94 per share this year compared to $.58 per share last year.

Net sales for the quarter increased by 7.4% to $186.4 million from $173.5 million in the same period last year. Consumer product sales increased 4.3%, led by higher sales of the Deodorizing product line. Last year's results reflected a 27% increase in consumer product sales relating to pipeline shipments of two major new products introduced in late 1997 and early 1998 - ARM & HAMMER(R) SUPER SCOOP(TM) Cat Litter and ARM & HAMMER DENTAL CARE Gum. Specialty products sales were higher due to strong sales of animal nutrition products and the inclusion of QGN - the Company's Brazilian subsidiary, whose results are now consolidated.

Net sales for the first six months of 1999 were $361.1 million as compared to $325.5 million last year, a 10.9% increase. This increase is due to the same factors as the current quarter.

The Company's gross margin was 45.0% and 44.6% for the quarter and six month period, respectively. This compares with 45.3% and 44.9% for the same periods last year. The primary reasons for the decline were the use of co-packers to meet higher than expected order requirements and the shift in the high margin specialty cleaning business from having its results fully consolidated in 1998 to being accounted for as an equity investment in 1999. These items were partially offset by a favorable product sales mix.

Advertising, consumer and trade promotion expenses were lower by $1.4 million in the current quarter but $2.4 million higher in the six month period. The reduction in the current quarter is due to lower expenses in support of ARM & HAMMER DENTAL CARE Gum, which was introduced in 1998, partially offset by higher expenses associated with the Laundry and Household Cleaner and Deodorizing product lines. The six month increase is due to the higher promotion expenses in support of Deodorizing products and Laundry and Household Cleaners, partially offset by lower Oral and Personal Care expenses.

Selling, general and administrative expenses decreased $.8 million in the current quarter but increased $1.8 million for the six month period. The current quarter reduction is primarily due to the reorganization of the specialty cleaning business and lower outside service costs, particularly in information systems, partially offset by lower software capitalization. The increase for the six month period is primarily due to higher personnel-related costs, outside service costs, and lower software capitalization. These increases were partially offset by the reorganization of the specialty cleaning business.

Earnings from affiliates increased due to the formation of the ArmaKleen Company as a 50% owned affiliate, which product lines prior to this year were fully consolidated.

Both investment income and interest expense increased slightly in both the three and six month periods.

The effective tax rate for the first half was 36.9%, down from 37.5% from last year. The decrease in the rate is a result of a lower effective tax rate associated with the Company's Brazilian subsidiary.

Minority interest represents 25% of the net income associated with the Company's Brazilian subsidiary.

                                    9 of 12

Liquidity and Capital Resources
-------------------------------

The Company considers cash and short-term investments as the principal measurement of its liquidity. At July 2, 1999, cash, including cash equivalents and short-term investments totaled $22.9 million as compared to $18.2 million at December 31, 1998.

During the first half of 1999, the Company generated $14.7 million of cash flow from operating activities, received $16.8 million from the sale of mineral rights and received $4.5 million from stock options exercised. Significant expenditures include additions to property, plant and equipment of $13.5 million, additional investments in subsidiaries of $9.2 million, the payment of cash dividends of $4.6 million, the purchase of treasury stock of $4.4 million and the partial repayment of debt of $3.9 million.

Year 2000 Update
----------------

As outlined in the 10-K for the year ended December 31, 1998, the Company has developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. These plans have not changed materially in terms of scope or estimated costs to complete, and are progressing according to previously identified time schedules.

Total expenditures incurred on Y2K-related projects through the first half of 1999 are estimated at approximately $12.0 million. While the costs of the remaining required changes is not yet fully known, we expect the total estimated costs of the Y2K-related projects to be approximately $13.5 million.

Fluid Note Receivable
---------------------

In conjunction with the July 1998 purchase of the Lakewood, New Jersey, manufacturing facility, the Company loaned Fluid Packaging Co., Inc. $3.0 million at an interest rate of 8% per annum. The note was payable no later than July 15, 1999 and is secured by a pledge of and security interest in 65% of the capital stock of Allied Mexico, S.A. de C.V., a wholly-owned subsidiary of Fluid Packaging.

The note was not paid by its maturity date. The Company is proceeding toward the resolution of the matter, leading to the collection of the note. After reviewing the value of the collateral, the Company believes the carrying value of the note is fully recoverable.




                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    Exhibits
                (11) Computation of earnings per share
                (27) Financial Data Schedule

         (b) No reports on Form 8-K were filed for the three months ended July 2, 1999.

                                    10 of 12

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - Computation of Earnings Per Share
                     (In thousands except per share amounts)

                                                      Three Months Ended                 Six Months Ended
                                                   -------------------------        --------------------------
                                                     July 2,     June 26,              July 2,     June 26,
                                                      1999         1998                 1999         1998
                                                   ------------ ------------         ------------ ------------
BASIC:
     Net Income                                        $10,456       $7,873              $22,821      $13,769

Weighted average shares outstanding                     19,397       19,398               19,375       19,397

Basic earnings per share                                  $.54         $.41                $1.18         $.71

DILUTED:
      Net Income                                       $10,456       $7,873              $22,821      $13,769

Weighted average shares outstanding                     19,397       19,398               19,375       19,397
Incremental shares under stock option plans              1,027          666                1,017          593
                                                   ------------ ------------         ------------ ------------
Adjusted weighted average shares outstanding            20,424       20,064               20,392       19,990
                                                   ------------ ------------         ------------ ------------

Diluted earnings per share                                $.51         $.39                $1.12         $.69

                                    11 of 12

                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CHURCH & DWIGHT CO., INC.
                                             ------------------------
                                             (REGISTRANT)






DATE:      August 11, 1999                    Zvi Eiref
           ---------------                    ---------
                                              ZVI EIREF
                                              VICE PRESIDENT FINANCE AND
                                              CHIEF FINANCIAL OFFICER






DATE:      August 11, 1999                     Gary P. Halker
           ---------------                     --------------
                                               GARY P. HALKER
                                               VICE PRESIDENT, CONTROLLER AND
                                               CHIEF INFORMATION OFFICER




                                    12 of 12