Form 10-Q
period 1999-10-01
CHURCH & DWIGHT CO INC /DE/
filed 1999-11-12
CIK 313927

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 1, 1999

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

                              Yes     X                            No

                  As of November 9, 1999, there were 38,848,344 shares of Common Stock outstanding.



-------------------------------------------------------------------------------

-------------------------------------------------------------------------------




                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS



                                                                 Three Months Ended                  Nine Months Ended
                                                           ------------------------------       -----------------------------
                                                               Oct. 1,      Sept. 25,              Oct. 1,      Sept. 25,
    (In thousands, except per share data)                        1999          1998                 1999           1998
    -------------------------------------------------------------------------------------------------------------------------
    Net Sales                                                     $185,949      $176,827              $547,022      $502,372
    Cost of sales                                                  100,975        97,664               301,018       277,001
                                                            -----------------------------      ------------------------------
    Gross profit                                                    84,974        79,163               246,004       225,371
    Advertising, consumer and trade promotion expenses              44,459        47,774               136,327       137,276
    Selling, general and administrative expenses                    22,517        19,368                64,746        59,783
    Gain on sale of mineral rights                                       -             -              (11,772)             -
    Impairment and other items                                         435             -                 6,190             -
    Sale of Technology                                                   -             -                     -       (3,500)
                                                            -----------------------------      ------------------------------
    Income from Operations                                          17,563        12,021                50,513        31,812
    Equity in earnings of affiliates                                 1,372         1,207                 5,321         4,170
    Investment income                                                  364           348                 1,079           938
    Other income/(expense)                                              47          (84)                   214         (219)
    Interest expense                                                 (886)         (893)               (2,180)       (2,065)
                                                            -----------------------------      ------------------------------
    Income before taxes                                             18,460        12,599                54,947        34,636
    Income taxes                                                     6,873         4,765                20,330        13,033
    Minority Interest                                                  208             -                   417             -
                                                            -----------------------------      ------------------------------
    Net Income                                                      11,379         7,834                34,200        21,603
    Retained earnings at beginning of period                       236,790       206,736               218,618       197,622
                                                            -----------------------------      ------------------------------
                                                                   248,169       214,570               252,818       219,225
    Dividends paid                                                   2,722         2,324                 7,371         6,979
                                                            -----------------------------      ------------------------------
    Retained earnings at end of period                            $245,447      $212,246              $245,447      $212,246
    -------------------------------------------------------------------------------------------------------------------------

    -------------------------------------------------------------------------------------------------------------------------
    Weighted average shares outstanding - Basic                     38,837        38,746                38,780        38,778
    Weighted average shares outstanding - Diluted                   41,097        40,050                40,887        40,002
    -------------------------------------------------------------------------------------------------------------------------

    Earnings Per Share:
    Net income per share - Basic                                      $.29          $.20                  $.88          $.56
    Net income per share - Diluted                                    $.28          $.20                  $.84          $.54
    -------------------------------------------------------------------------------------------------------------------------
    Dividends Per Share:                                              $.07          $.06                  $.19          $.18
    -------------------------------------------------------------------------------------------------------------------------

Reflects September 1, 1999 2 for 1 stock split.







                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

         (Dollars in thousands)                                                              Oct. 1. 1999   Dec. 31, 1998
         ---------------------------------------------------------------------------------- --------------- ---------------
         Assets
         ---------------------------------------------------------------------------------- --------------- ---------------
         Current Assets
              Cash and cash equivalents                                                            $19,108         $16,189
              Short-term investments                                                                 5,000           2,042
              Accounts receivable, less allowances of $1,495 and $1,404                             69,512          65,014
              Inventories (Note 2)                                                                  68,351          60,285
              Current portion of note receivable                                                     6,540           7,485
              Deferred income taxes                                                                 10,196          10,535
              Prepaid expenses                                                                       6,946           5,258
                                                                                            --------------- ---------------
         Total Current Assets                                                                      185,653         166,808
         ---------------------------------------------------------------------------------- --------------- ---------------
         Property, Plant and Equipment (Note 3)                                                    177,054         161,712
         Note Receivable from Joint Venture                                                              -           2,384
         Equity Investment in Affiliates                                                            19,446          27,751
         Long-Term Supply Contracts                                                                  4,308           4,918
         Intangibles                                                                                32,838          25,142
         Other Assets                                                                                6,204           2,723
         ---------------------------------------------------------------------------------- --------------- ---------------
         Total Assets                                                                             $425,503        $391,438
         ---------------------------------------------------------------------------------- --------------- ---------------


         Liabilities and Stockholders' Equity
         ---------------------------------------------------------------------------------- --------------- ---------------
         Current Liabilities
              Short-term borrowings                                                               $ 12,664        $ 18,500
              Accounts payable and accrued expenses                                                105,904          98,069
              Current portion of long-term debt                                                      1,256             685
              Income taxes payable                                                                  10,307           6,983
                                                                                            --------------- ---------------
         Total Current Liabilities                                                                 130,131         124,237
         ---------------------------------------------------------------------------------- --------------- ---------------
         Long-Term Debt                                                                             30,011          29,630
         Deferred Income Taxes                                                                      19,438          21,178
         Deferred Liabilities                                                                       10,591           6,785
         Nonpension Postretirement and Postemployment Benefits                                      15,620          14,770
         Minority Interest                                                                           3,049               -

         Commitments and Contingencies (Note 12)

         Stockholders' Equity
         Preferred Stock - $1 par value
              Authorized 2,500,000 shares, none issued                                                   -              -
         Common Stock - $.50 par value
              Authorized 100,000,000 shares, issued 46,660,988 shares                               23,330          23,330
         Additional paid-in capital                                                                 40,411          36,502
         Retained earnings                                                                         245,447         218,618
         Accumulated other comprehensive income (loss)                                             (5,113)           (782)
                                                                                            --------------- ---------------
                                                                                                   304,075         277,668
         Less common stock in treasury, at cost -
              7,892,044 shares in 1999 and 8,039,010 shares in 1998                               (86,863)        (82,281)
         Due from shareholder                                                                        (549)           (549)
         ---------------------------------------------------------------------------------- --------------- ---------------
         Total Stockholders' Equity                                                                216,663         194,838
         ---------------------------------------------------------------------------------- --------------- ---------------
         Total Liabilities and Stockholders' Equity                                               $425,503        $391,438
         ---------------------------------------------------------------------------------- --------------- ---------------


                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                              Nine Months Ended
                                                                              ------------------- ------------------
 (Dollars in thousands)                                                             Oct. 1, 1999     Sept. 25, 1998
----------------------------------------------------------------------------- ------------------- ------------------
Cash Flow From Operating Activities
----------------------------------------------------------------------------- ------------------- ------------------
Net Income                                                                               $34,200            $21,603

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
         Depreciation, depletion and amortization                                         14,321             12,504
         Deferred income taxes                                                           (1,094)                791
         Equity in income from affiliates                                                (5,321)            (4,170)
         Gain on sale of mineral rights                                                 (11,772)                  -
         Disposal of fixed assets                                                          4,683                  -
         Other                                                                               191               (37)

Change in assets and liabilities:
         (Increase)/decrease in short-term investments                                   (2,958)                941
         (Increase) in accounts receivable                                               (2,499)           (16,359)
         (Increase) in inventories                                                       (5,157)            (1,954)
         (Increase)/decrease in prepaid expenses                                         (1,579)              1,440
         Increase in accounts payable                                                      5,061              3,251
         Increase in income taxes payable                                                  4,614              5,620
         Increase in other liabilities                                                     5,073              2,309
----------------------------------------------------------------------------- ------------------- ------------------
Net Cash Provided By Operating Activities                                                 37,763             25,939

Cash Flow From Investing Activities
----------------------------------------------------------------------------- ------------------- ------------------
Additions to property, plant and equipment                                              (24,120)           (18,581)
Proceeds from sale of mineral rights                                                      16,762                  -
Purchase of new product lines                                                                  -            (7,037)
Acquisition of manufacturing facility                                                          -            (9,035)
Investment in affiliates                                                                 (9,364)                  -
Distributions from unconsolidated affiliates                                               2,861              3,906
Purchase of other assets                                                                 (3,341)            (2,133)
Investment in note receivable                                                                  -            (3,000)
Purchase of supply contract                                                                    -            (2,750)
Proceeds from repayment of notes receivable                                                3,329              3,067
----------------------------------------------------------------------------- ------------------- ------------------
Net Cash (Used In) Investing Activities                                                 (13,873)           (35,563)

Cash Flow From Financing Activities
----------------------------------------------------------------------------- ------------------- ------------------
Short-term debt (repayments) borrowing                                                   (7,353)              1,500
Long-term debt (repayments) borrowing                                                    (3,817)             18,500
Payment of cash dividends                                                                (7,371)            (6,979)
Proceeds from stock options exercised                                                      5,470              2,462
Purchase of treasury stock                                                               (7,900)            (8,373)
----------------------------------------------------------------------------- ------------------- ------------------
Net Cash (Used In) Provided By Financing Activities                                     (20,971)              7,110

Net Change In Cash and Cash Equivalents                                                    2,921            (2,514)
Cash And Cash Equivalents At Beginning Of Year                                            16,189             14,949
----------------------------------------------------------------------------- ------------------- ------------------
Cash And Cash Equivalents At End Of Period                                               $19,108            $12,435
----------------------------------------------------------------------------- ------------------- ------------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of October 1, 1999, the consolidated statements of income and retained earnings for the three and nine months ended October 1, 1999 and September 25, 1998, and the consolidated statements of cash flow for the nine months ended October 1, 1999 and September 25, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments, except for the item in Note 7) necessary to present fairly the financial position, results of operations and cash flow at October 1, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report to shareholders. The results of operations for the period ended October 1, 1999 are not necessarily indicative of the operating results for the full year.





2.         Inventories consist of the following:      Oct. 1,          Dec.31,
(in thousands)                                         1999             1998
--------------------------------------------------------------------------------
Raw materials and supplies                           $22,652           $16,278
Work in process                                           14               160
Finished goods                                        45,685            43,847
                                                --------------------------------
                                                     $68,351           $60,285
--------------------------------------------------------------------------------



3.         Property, Plant and Equipment consist of the following:

                                                    Oct. 1,            Dec. 31,
(in thousands)                                       1999                1998
--------------------------------------------------------------------------------
Land                                                $   5,683         $   4,896
Buildings and improvements                             78,354            73,529
Machinery and equipment                               173,683           173,595
Office equipment and other assets                      14,664            14,347
Software                                                5,411             5,311
Mineral rights                                            416             5,931
Construction in progress                               36,876            14,148
                                                 -------------------------------
                                                      315,087           291,757
Less accumulated depreciation and amortization        138,033           130,045
                                                 -------------------------------
--------------------------------------------------------------------------------
Net Property, Plant and Equipment                    $177,054          $161,712

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

                                                            Three Months Ended              Nine Months Ended
                                                           Oct. 1,   Sept. 25,            Oct. 1,    Sept. 25,
(in thousands)                                             1999           1998             1999        1998
-------------------------------------------------------------------------------------------------------------------
Net sales                                                $9,177        $9,844            $28,504       $29,740
Gross profit                                              2,353         2,760              9,482         9,868
Net income                                                1,743         1,983              7,457         7,554

Company's share in net income                               871           992              3,728         3,777
Elimination of Company's share of intercompany
     interest expense                                        45            89                175           299
                                                    -------------------------   ------------------------------
Equity in joint venture income                          $   916        $1,081             $3,903        $4,076
-------------------------------------------------------------------------------------------------------------------


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

7.       Impairment and Other Items

As previously announced, the Company recorded a pre-tax charge of $6.2 million for impairment and certain other items relating to a planned plant shutdown late in 1999 which includes the rationalization of both toothpaste and powder laundry detergent production. Components of the impairment charge and the outstanding reserve balances included in accounts payable and accrued expenses consist of the following:

                                         Impairment                                 Reserves at
    (In thousands)                       Charge        (Disposals/Payments)        Oct. 1, 1999
-----------------------------------------------------------------------------------------------------
    Fixed asset impairment               $4,612               $(4,612)               $      -
    Severance and other charges           1,578                (1,140)                     438
                                      ---------------------------------------------------------
                                         $6,190               $(5,752)                $    438





8.       Segment Information

Segment sales and operating profit for the third quarter and year to date 1999 and 1998 are as follows:

                                                                       Unconsolidated
(In thousands)                     Consumer          Specialty           Affiliates        Corporate         Total
----------------------------------------------------------------------------------------------------------------------------
 Net Sales
    Third quarter 1999             $149,683             $42,964            $(6,698)               -        $185,949
    Third quarter 1998              146,113              35,636             (4,922)               -         176,827

    Year to date 1999               441,546             124,731            (19,255)               -         547,022
    Year to date 1998               413,070             104,172            (14,870)               -         502,372

 Operating Profit
    Third quarter 1999               13,035               6,318             (1,355)            (435)         17,563
    Third quarter 1998                8,605               4,611             (1,195)               -          12,021

    Year to date 1999                29,897              20,306             (5,272)           5,582          50,513
    Year to date 1998                21,535              14,382             (4,105)               -          31,812

-----------------------------------------------------------------------------------------------------------------------------

 Product line net sales data for the third quarter and year to date periods are as follows:
               Laundry and   Oral and                                                         Uncon-
                Household    Personal      Deodor-     Specialty     Animal      Specialty  solidated
                Cleaners       Care        izing       Chemicals   Nutrition     Cleaners   Affiliates        Total
-----------------------------------------------------------------------------------------------------------------------------
 3rd Qtr 1999    $66,393     $40,958      $42,332       $24,918      $15,301      $2,745      $(6,698)     $185,949
 3rd Qtr 1998     64,770      44,582       36,761        19,442       13,376       2,818       (4,922)      176,827

 YTD 1999        204,011     122,759      114,776        72,046       45,470       7,215      (19,255)      547,022
 YTD 1998        195,978     120,290       96,802        59,766       35,600       8,806      (14,870)      502,372
-----------------------------------------------------------------------------------------------------------------------------



9.      Comprehensive Income

The following table presents the Company's Comprehensive Income for the three and nine months ending October 1, 1999 and September 25, 1998.

                                                   Three Months Ended                   Nine Months Ended
                                                   Oct. 1,         Sept. 25,         Oct. 1,         Sept. 25,
(in thousands)                                      1999              1998            1999              1998
--------------------------------------------------------------------------------------------------------------------
Net Income                                         $11,379          $7,834           $34,200         $21,603
Other Comprehensive Income, net of tax:
    Foreign exchange translation adjustments          (535)             (1)           (4,331)           (102)
                                               ----------------------------       ---------------------------
Comprehensive Income                               $10,844          $7,833           $29,869          $21,501
--------------------------------------------------------------------------------------------------------------------


10.      Acquisition

On May 7, 1999, the Company exercised its option and purchased an additional 35% interest in two Brazilian bicarbonate/carbonate-related chemical companies. This brings the Company's total ownership to 75%. The acquisition, costing approximately $9.1 million, had approximately $4.8 million allocated to Goodwill and was financed by short-term borrowing. An additional amount, currently estimated at $2.0 million, may be payable in March, 2001, contingent upon the performance of the two Brazilian companies.


11.      Fluid Note Receivable

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


12.      Stock Split

On July 29, 1999, the Company announced a 2 for 1 stock split. The shares resulting from the stock split were distributed on September 1, 1999, to stockholders of record at close of business on August 10, 1999. Financial information contained elsewhere in these financial statements has been adjusted to reflect the impact of the stock split.


13.      Subsequent Event

On October 28, 1999, the Company announced it was entering the bathroom cleaner category with the acquisition of two major brands, CLEAN SHOWER(R) from Clean Shower L.P. and SCRUB FREE(R) from Benckiser Consumer Products, Inc. As part of the Scrub Free transaction, the Company will also acquire the DELICARE(R) fine fabric wash brand. Definitive agreements have been concluded and both transactions are subject to FTC approval. The combined purchase price of both transactions is approximately $55 million and will be financed by the use of the Company's lines of credit.


14.      Contingencies

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.


15.      Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
---------------------

For the quarter ended October 1, 1999, net income was $11.4 million, equivalent to basic earnings of $.29 per share, from $7.8 million or $.20 per share, in last year's third quarter. Diluted earnings were $.28 per share compared to $.20 per share last year. For the first nine months of 1999, net income was $34.2 million or basic earnings of $.88 per share compared to $21.6 million or $.56 per share last year. Diluted earnings were $.84 per share compared to $.54 per share last year. The current year results include a net pre-tax gain of $5.6 million or $.08 per share from two previously announced events - the sale of Trona mineral reserves in January, less an impairment charge related to plant restructuring activity in 1999. Last year's results included a $3.5 million gain from the sale of technology. Excluding the one-time items in both years, diluted earnings would have been $.76 per share this year compared to $.49 per share last year.

Net sales for the quarter increased by 5.1% to $185.9 million from $176.8 million in the same period last year. Consumer product sales increased 2.4%, led by higher sales of the Deodorizing product line. Last year's results reflected a 24% increase in consumer product sales relating to pipeline shipments of two major new products introduced in late 1997 and early 1998 - ARM & HAMMER(R) SUPER SCOOP(TM) Cat Litter and ARM & HAMMER DENTAL CARE Gum. Specialty products sales were higher due to strong sales of animal nutrition products and the inclusion of QGN - the Company's Brazilian subsidiary, whose results are now consolidated.

Net sales for the first nine months of 1999 were $547.0 million as compared to $502.4 million last year, an 8.9% increase. This increase is due to the same factors as the current quarter.

The Company's gross margin was 45.7% and 45.0% for the quarter and nine month period, respectively. This compares with 44.8% and 44.9% for the same periods last year. The primary reasons for the increase were lower material costs and improved distribution efficiencies. This increase was partially offset by the inclusion of the Brazilian subsidiary, the use of co-packers to meet higher than expected order requirements and the shift in the high margin specialty cleaning business from having its results fully consolidated in 1998 to being accounted for as an equity investment in 1999.

Advertising, consumer and trade promotion expenses were lower $3.3 million in the current quarter and $.9 million for the nine month period, respectively. The reduction in the current quarter is due to lower expenses in the Oral and Personal Care product line, particularly in support of ARM & HAMMER DENTAL CARE Gum, which was introduced in 1998. This reduction was partially offset by higher expenses associated with the Laundry and Household Cleaner and Deodorizing product lines. The lower expense for the nine month period is due to the same factors as the current quarter.

Selling, general and administrative expenses increased $3.1 million in the current quarter and $5.0 million for the nine month period. The current quarter increase is primarily due to higher selling and outside service costs, partially offset by the reorganization of the specialty cleaning business. The increase for the nine month period is primarily due to higher selling expenses, personnel-related costs, outside service costs and lower software capitalization. These increases were partially offset by the reorganization of the specialty cleaning business.

Earnings from affiliates increased due to the formation of the ArmaKleen Company as a 50% owned affiliate, which product lines prior to this year were fully consolidated.

Both investment income and interest expense were relatively unchanged in both the three and nine month periods.

The effective tax rate for the first nine months was 37.0%, down from 37.6% in the prior year. The decrease in the rate is a result of a lower effective tax rate associated with the Company's Brazilian subsidiary.

Minority interest represents 25% of the net income associated with the Company's Brazilian subsidiary.




Liquidity and Capital Resources
-------------------------------

The Company considers cash and short-term investments as the principal measurement of its liquidity. At October 1, 1999, cash, including cash equivalents and short-term investments totaled $24.1 million as compared to $18.2 million at December 31, 1998.

During the first nine months of 1999, the Company generated $37.8 million of cash flow from operating activities, received $16.8 million from the sale of mineral rights and received $5.5 million from stock options exercised. Significant expenditures include additions to property, plant and equipment of $24.1 million, additional investments in subsidiaries of $9.4 million, the payment of cash dividends of $7.4 million, the purchase of treasury stock of $7.9 million and the partial repayment of debt of $11.2 million.


Year 2000 Update
----------------

As outlined in the 10-K for the year ended December 31, 1998, the Company has developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. These plans have not changed materially in terms of scope or estimated costs to complete, and are progressing according to previously identified time schedules.

Total expenditures incurred on Y2K-related projects through the first nine months of 1999 are estimated at approximately $12.6 million. While the costs of the remaining required changes is not yet fully known, we expect the total estimated costs of the Y2K-related projects to be approximately $13.1 million.


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


Cautionary Note on Forward-Looking Statements
---------------------------------------------

This report contains forward-looking statements relating, among others, to financial objectives, sales growth and cost reduction programs. Many of these statements depend on factors outside the Company's control, such as economic conditions, market growth and consumer demand, competitive products and pricing, raw material costs and other matters. With regard to new product introductions, there is particular uncertainty related to trade, competitive and consumer reactions. If the Company's assumptions are incorrect, or there is a significant change in some of these key factors, the Company's performance could vary materially from the forward-looking statements in this report.


                           PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)    Exhibits
                (11) Computation of earnings per share
                (27) Financial Data Schedule

         (b) No reports on Form 8-K were filed for the three months ended October 1, 1999.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - Computation of Earnings Per Share
                     (In thousands except per share amounts)


                                                                   Three Months Ended                Nine Months Ended
                                                                ------------ ------------         ------------ ------------
                                                                   Oct. 1,    Sept. 25,             Oct. 1,     Sept. 25,
                                                                    1999        1998                  1999         1998
                                                                ------------ ------------         ------------ ------------
BASIC:
      Net Income                                                    $11,379       $7,834              $34,200      $21,603

Weighted average shares outstanding                                  38,837       38,746               38,780       38,778

Basic earnings per share                                              $0.29        $0.20                $0.88        $0.56

DILUTED:
      Net Income                                                    $11,379       $7,834               34,200      $21,603

Weighted average shares outstanding                                  38,837       38,746               38,780       38,778
Incremental shares under stock option plans                           2,260        1,304                2,107        1,224
                                                                ------------ ------------         ------------ ------------
Adjusted weighted average shares outstanding                         41,097       40,050               40,887       40,002
                                                                ------------ ------------         ------------ ------------

Diluted earnings per share                                            $0.28        $0.20                $0.84        $0.54



                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           CHURCH & DWIGHT CO., INC.
                                           (REGISTRANT)






DATE:      November 11, 1999               /s/Zvi Eiref
                                           -----------------------------------
                                            ZVI EIREF
                                            VICE PRESIDENT FINANCE AND
                                            CHIEF FINANCIAL OFFICER






DATE:       November 11, 1999              /s/Gary P. Halker
                                          -------------------------------------
                                           GARY P. HALKER
                                           VICE PRESIDENT, CONTROLLER AND
                                           CHIEF INFORMATION OFFICER