Form 10-K
period 1999-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2000-03-30
CIK 313927

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-K
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-10585

                      -------------------------------------

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

                      -------------------------------------

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

                      -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X       No       .
                                    -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 17, 2000, 36,650,566 shares of Common Stock held by non-affiliates were outstanding with an aggregate market value of approximately $561 million. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on March 17, 2000.

As of March 17, 2000, 38,339,004 shares of Common Stock were outstanding.

                                   DOCUMENTS INCORPORATED BY REFERENCE:

            PARTS II AND IV        Portions of registrant's 1999 Annual Report
                                   to Stockholders.

            PART III Portions of registrant's Proxy Statement for the Annual of Stockholders to be held on May 11, 2000.

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

       The Company sells its products, primarily under the ARM & HAMMER(R) trademark, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors. ARM & HAMMER is the registered trademark for a line of consumer products which includes ARM & HAMMER Baking Soda, ARM & HAMMER DENTAL CARE(R) Dentifrices and ARM & HAMMER DENTAL CARE Gum, ARM & HAMMER Carpet Deodorizer, ARM & HAMMER Deodorizing Air Freshener, ARM & HAMMER Powder and Liquid Laundry Detergent, ARM & HAMMER SUPER SCOOP(R) and ARM & HAMMER SUPER STOP(R) Cat Litter and ARM & HAMMER Deodorant Anti-Perspirant with Baking Soda. The ARM & HAMMER trademark is also used for a line of chemical products, the most important of which are sodium bicarbonate, ammonium bicarbonate, sodium sesquicarbonate, ARM & HAMMER MEGALAC(R) Rumen Bypass Fat and ARMEX(R) Blast Media. The Company also owns BRILLO(R) Soap Pads and other consumer products. In 1999, consumer products represented approximately 80% and specialty products 20% of the Company's sales. Approximately 89% of the Company's sales revenues are derived from sales in the United States.

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

       The deodorizing properties of baking soda have since led to the development of several other household products; ARM & HAMMER Carpet Deodorizer and ARM & HAMMER Deodorizing Air Freshener are both available in a variety of fragrances. In 1992, the Company launched ARM & HAMMER Cat Litter Deodorizer, a scented baking soda product targeted to cat-owning households and veterinarians. During the fourth quarter of 1997, the Company introduced nationally ARM & HAMMER SUPER SCOOP(R), The Baking Soda Clumping Litter, which competes in the fast-growing clumping segment of the cat litter market. Following its success, the Company launched ARM & HAMMER SUPER STOP(R) Clay Litter in late 1999.

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

ARM & HAMMER Laundry Detergents, in both powder and liquid forms, have been available nationally since the early 1980's. The Company markets these brands as value products, priced at a 15 to 20 percent discount from products identified by the Company as market leaders. In 1996 and in late 1999, the Company reformulated and concentrated the powder product. A companion product, ARM & HAMMER Liquid Laundry Detergent, is also available in regular and perfume and dye-free forms. In 1995 and 1998, this liquid product was reformulated to improve its performance.

       In 1992, the Company completed the national expansion of another laundry product, ARM & HAMMER Fabric Softener Sheets. This product stops static cling, and softens and freshens clothes. In 1998, the Company acquired the TOSS `N SOFT(R) brand of dryer sheets and combined both products under the FRESH & SOFT(R) brand name.

       ARM & HAMMER Baking Soda has long been used as a dentifrice. Its mild cleansing action cleans and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties have led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally: ARM & HAMMER DENTAL CARE, The Baking Soda Tooth Powder; ARM & HAMMER DENTAL CARE, The Baking Soda Toothpaste; ARM & HAMMER DENTAL CARE Gel; ARM & HAMMER DENTAL CARE Tartar Control Formula; ARM & HAMMER DENTAL CARE Tartar Control Gel; ARM & HAMMER PEROXICARE, a baking soda toothpaste containing hydrogen peroxide; and Tartar Control PEROXICARE. In 1996, three new ARM & HAMMER DENTAL CARE Toothpaste line extensions were introduced nationally, ARM & HAMMER DENTAL CARE Sensitive Formula, ARM & HAMMER DENTAL CARE Extra-Whitening and ARM & HAMMER DENTAL CARE Smooth Spearmint. In early 1998, the Company introduced ARM & HAMMER DENTAL CARE Gum, a baking soda-based oral care product that is available in three flavors. In early 1999, the Company introduced ARM & HAMMER ADVANCE WHITE line of dentifrice for the whitening segment of the toothpaste market and in late 1999 introduced ARM & HAMMER P.M., the first toothpaste specifically formulated for nighttime oral care.

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

       In 1997, the Company acquired a group of five household cleaning brands from The Dial Corporation. The brands acquired were BRILLO(R) Soap Pads and other steel wool products, PARSONS(R) and BO-PEEP(R) Ammonia, CAMEO(R) Metal Polish, RAIN DROPS(R) Water Softener and SNO BOL(R) Cleaners. In 1998, the Company purchased from The Dial Corporation TOSS `N SOFT(R) Dryer Sheets. During the fourth quarter of 1999, the Company entered the bathroom cleaner category with the acquisition of two major brands, CLEAN SHOWER(R) and SCRUB FREE(R). As part of the Scrub Free transaction, the Company also acquired the DELICARE(R) fine fabric wash brand. The acquisition of these brands broadens the Company's base of household cleaning products, and fits well within the Company's current sales, marketing and distribution activities.

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

       In January 1999, the Company formed a joint venture with the Safety-Kleen Corporation called the ArmaKleen Company. This joint venture will distribute Church & Dwight's proprietary product line of aqueous cleaners along with the Company's Armex Blast Media line which is designed for the removal of a wide variety of surface coatings. During the first quarter of 1999, the Company sold the equipment portion of the Armex blast cleaning business to U.S. Filter Surface Preparation Group, Inc., a U.S. Filter Company.

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

       During 1997, the Company acquired a 40 percent equity interest in QGN/Carbonor, a Brazilian bicarbonate/carbonate-related chemical company. The Company exercised its option to increase its interest to 75 percent during the second quarter of 1999.

       COMPETITION

       The sodium bicarbonate industry continues to be affected by competition from domestic sodium bicarbonate producers and imports. In agricultural markets, sodium bicarbonate also competes with several alternative buffer products. The competitive level is substantial as competitors employ aggressive selling techniques in the attempt to build their respective businesses. Furthermore, another domestic producer of sodium bicarbonate is threatening to enter the market in late 2000 or early 2001. Despite this intense competition, the Company's business has remained essentially level.

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

       The production of sodium bicarbonate requires two basic raw materials, soda ash and carbon dioxide. The primary source of soda ash used by the Company is the mineral, trona, which is found in abundance in southwestern Wyoming, near the Company's Green River plant. The Company had acquired a number of leases allowing it to extract these trona deposits. In January 1999, the Company sold most of these leases to Solvey Minerals, Inc. The Company will retain adequate trona reserves to support the requirements of the sodium bicarbonate business and may acquire other leases in the future as the need arises.

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

       The Company presently uses light soda ash in the manufacture of its ARM & HAMMER Powder Laundry Detergent in its Syracuse, New York plant. Light soda ash is obtained under a one-year supply agreement which is automatically renewable on a year to year basis. This agreement terminates upon 90 day's written notice by either company. At the Syracuse plant and the Green River, Wyoming plant, the Company also produces laundry detergent powder employing a process utilizing raw materials readily available from a number of sources. Therefore, the supply of appropriate raw materials to manufacture this product is adequate. In January 1999, the Company announced it will concentrate all powder laundry detergent production at Green River. This is expected to be completed during 2000.

       During 1995, a liquid laundry detergent manufacturing line was constructed in the Company's Syracuse, New York Plant. This line is capable of producing virtually all of the Company's liquid laundry detergent requirements. The Company, when necessary, will utilize a contract manufacturer to meet higher demand. Prior to this, all of the Company's ARM & HAMMER Liquid Laundry Detergent was contract manufactured. The BRILLO product line and the Company's Dryer Sheets line are manufactured at the Company's London, Ohio plant, which was acquired from The Dial Corporation. ARM & HAMMER DENTAL CARE Gum, PARSONS(R) Ammonia, CAMEO(R) Metal Polish, RAIN DROPS(R) Water Softener, SNO BOL(R) Cleaners, CLEAN SHOWER, SCRUB FREE and DELICARE, are contract manufactured for the Company under various agreements. Alternative sources of supply are available in case of disruption or termination of the agreements.

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

       CUSTOMERS AND ORDER BACKLOG

       A group of three Consumer Products customers accounted for approximately 20% of consolidated net sales in 1999, including a single customer which accounted for approximately 12%. A group of three customers accounted for approximately 16% of consolidated net sales in 1998 including a single customer which accounted for approximately 11%. This group accounted for 16% in 1997.

                 The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

       RESEARCH & DEVELOPMENT

       The Company's Research and Development Department is engaged in work on product development, process technology and basic research. During 1999, $17,921,000 was spent on research activities as compared to $16,448,000 in 1998 and $15,841,000 in 1997.

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

       EMPLOYEES

       At December 31, 1999, the Company had 1,324 employees. The Company is party to a labor contract with the United Steelworkers of America covering approximately 129 hourly employees at its Syracuse, New York plant which contract continues until June 30, 2001; and, with the United Industrial Workers of North America at its London, Ohio plant which contract continues until September 28, 2002. The Company believes that its relations with both its union and non-union employees are satisfactory.

       CLASSES OF SIMILAR PRODUCTS

       The Company's operations constitute two operating segments. The table set forth below shows the percentage of the Company's net sales contributed by each group of similar products marketed by the Company during the period from January 1, 1995 through December 31, 1999.

                                                                     % of Net Sales
                                            ---------------------------------------------------------------------


                                             1999            1998           1997           1996             1995
                                             ----            ----           ----           ----             ----

              Consumer Products                80              82             80             79               78

              Specialty Products               20              18             20             21               22

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

       At Syracuse, New York the Company owns a 16 acre site and plant which includes a group of connected buildings containing approximately 270,000 square feet of floor space. This plant is used primarily for the manufacture and packaging of laundry detergents and cat litter. As previously mentioned, the Company announced it will concentrate all powder laundry detergent production at Green River. This will be completed during 2000.

The Company's plant in Green River, Wyoming is located on 112 acres of land owned by the Company. The plant and related facilities contain approximately 273,000 square feet of floor space. The plant was constructed in 1968 and has since been expanded to a current capacity of 200,000 tons of sodium bicarbonate per year. This plant also manufactures powder laundry detergent and cat litter.

       The Company's plant in Old Fort, Ohio is located on 75 acres of land owned by the Company. The plant and related facilities contain approximately 208,000 square feet of floor space. The plant was completed in 1980 and has since been expanded to a capacity of 280,000 tons of sodium bicarbonate per year.

       In 1998, the Company purchased from the Fluid Packaging Co., Inc., a 250,000 square foot manufacturing facility set on approximately 46 acres in Lakewood, New Jersey. The plant currently manufactures and packages the ARM & HAMMER Deodorant Anti-Perspirant product line. During 1999, the Company relocated the dentifrice products manufacturing and packaging capabilities to Lakewood from its Greenville, South Carolina, facility and started to manufacture ARM & HAMMER Deodorizing Air Freshener and package ARM & HAMMER Dental Care Gum.

       The Company owns a facility in Greenville, South Carolina, which manufactured and packaged its dentifrice products in a 117,000 square foot building. The facility is located on 6 acres of land owned by the Company. During 1999, the Company closed the facility, which is currently for sale.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1999.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

       The Company's common stock is traded on the New York Stock Exchange (symbol: "CHD"). Refer to Page 19 of the Annual Report which is incorporated herein by reference. During 1999, there were no sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA.

       Refer to Page 14 of the Annual Report. The portion of the table on page 14 which includes information with respect to the years 1995 through 1999 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

       Refer to Financial Review Pages 15-19 of the Annual Report which are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Refer to Financial Review Pages 17-18 of the Annual Report which are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       Refer to Pages 20-34 of the Annual Report which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

       Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1999.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.   FINANCIAL STATEMENTS

       The following financial statements are incorporated herein by reference to the Annual Report:

                                                                            Page of
                                                                          Annual Report
                                                                          -------------
         Consolidated Statements of Income for each of the three
         years in the period ended December 31, 1999                             20

         Consolidated Balance Sheets as of December 31, 1999 and 1998            21

         Consolidated Statements of Cash Flow for each of the three
         years in the period ended December 31, 1999                             22

         Consolidated Statements of Stockholders' Equity for each of
         the three years in the period ended December 31, 1999                   23

         Notes to Financial Statements                                        24-34

         Independent Auditors' Report                                            34


(a) 2.   FINANCIAL STATEMENT SCHEDULE

       Included in Part IV of this report:

         Independent Auditors' Report on Schedule

         For each of the three years in the period ended December 31, 1999:

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

                     (c) Shareholder Rights Agreement dated August 27, 1999, between Church & Dwight Co., Inc. and ChaseMellon Shareholder Services, L.L.C., has been previously filed on August 31, 1999 with the Securities and Exchange Commission on the Company's Form 8-K, (Commission file no. 1-10585) which is incorporated herein by reference.

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

                     (i) The Stock Option Plan for Directors which was approved by stockholders in May 1991, authorized the granting of options to non-employee directors. The full text of the Church & Dwight Co., Inc. Stock Option Plan for Directors was contained in the definitive Proxy Statement filed with the Commission on April 2, 1991, (Commission file no. 1-10585) which is incorporated herein by reference.

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

      *(13) 1999 Annual Report to Stockholders. Except for portions of said Annual Report expressly incorporated by reference herein, said Annual Report is not deemed "filed herewith."

      *(21)          List of the Company's subsidiaries.

      *(23)          Consent of Independent Auditor.

      *(27)          Financial Data Schedule.

(b)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the fourth quarter of the year ended December 31,1999.

              Copies of exhibits will be made available upon request and for a reasonable charge.



--------------------------------------------------------------------------------
*filed herewith

INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of
Church & Dwight Co., Inc.
Princeton, New Jersey


We have audited the consolidated financial statements of Church & Dwight Co., Inc. and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 26, 2000 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company in 1998 changing its method of accounting for internal-use software development costs as described in
Note 1). Such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Church & Dwight Co., Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Parsippany, New Jersey
January 26, 2000

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)




                                                                 1999                    1998                    1997
                                                           ----------------------------------------------------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

      Balance at beginning of year                             $1,579                  $1,532                  $1,478
                                                           ----------------------------------------------------------

      Additions:
            Charged to expenses and costs                         200                     435                     200
            Acquisition of subsidiary                             122                       -                       -
                                                           ----------------------------------------------------------

      Deductions:
            Amounts written off                                   348                     387                     145
            Foreign currency translation adjustments                1                       1                       1
                                                           ----------------------------------------------------------

                                                                  349                     388                     146
                                                           ----------------------------------------------------------

      BALANCE AT END OF YEAR                                   $1,552                  $1,579                  $1,532
                                                           ----------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2000.


                                CHURCH & DWIGHT CO., INC.


                                By:  /s/ Robert A. Davies, III
                                     -------------------------
                                     Robert A. Davies, III
                                     President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






/s/ Robert A. Davies, III      President and                      February 23, 2000
-------------------------      Chief Executive Officer
Robert A. Davies, III




/s/ Zvi Eiref                  Vice President Finance and         February 23, 2000
---------------------          Chief Financial Officer
Zvi Eiref                      (Principal Financial Officer)




/s/ Gary P. Halker             Vice President, Controller and     February 23, 2000
------------------             Chief Information Officer
Gary P. Halker                 (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Cyril C. Baldwin, Jr.                 Director       February 23, 2000
------------------------
Cyril C. Baldwin, Jr.

/s/ William R. Becklean                   Director       February 23, 2000
-----------------------
William R. Becklean

/s/ Robert H. Beeby                       Director       February 23, 2000
-------------------
Robert H. Beeby

/s/ Robert A. Davies, III                 Director       February 23, 2000
-------------------------
Robert A. Davies, III

/s/ Rosina B. Dixon, M.D.                 Director       February 23, 2000
-------------------------
Rosina B. Dixon, M.D.

/s/ J. Richard Leaman, Jr.                Director       February 23, 2000
--------------------------
J. Richard Leaman, Jr.

/s/ Robert D. LeBlanc                     Director       February 23, 2000
---------------------
Robert D. LeBlanc

/s/ John D. Leggett, III, Ph.D            Director       February 23, 2000
------------------------------
John D. Leggett, III, Ph.D.

/s/ John F. Maypole                       Director       February 23, 2000
-------------------
John F. Maypole

/s/ Robert A. McCabe                      Director       February 23, 2000
--------------------
Robert A. McCabe

/s/ Dwight C. Minton                      Chairman       February 23, 2000
--------------------
Dwight C. Minton

/s/ Burton B. Staniar                     Director       February 23, 2000
---------------------
Burton B. Staniar

/s/ John O. Whitney                       Director       February 23, 2000
-------------------
John O. Whitney