Form 10-Q
period 2000-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2000-05-09
CIK 313927

1 of 11


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

                        Yes     X                            No

                    As of May 5, 2000, there were 38,113,504 shares of Common Stock outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                                                  Three Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               March 31,                April 2,
  (In thousands, except per share data)                                        2000                      1999
-----------------------------------------------------------------------------------------------------------------------------------
 Net Sales                                                                      $191,632                $174,708
 Cost of sales                                                                   107,155                  97,590
                                                                              -----------------------------------------------------
 Gross Profit                                                                     84,477                  77,118
 Advertising, consumer and trade promotion expenses                               44,464                  44,572
 Selling, general and administrative expenses                                     21,349                  21,024
 Gain on sale of mineral rights                                                        -                 (11,772)
 Impairment and other items                                                            -                   5,320
                                                                              -----------------------------------------------------
 Income from Operations                                                           18,664                  17,974
 Equity in earnings of affiliates                                                    854                   2,020
 Investment earnings                                                                 319                     372
 Other income (expense)                                                              250                     102
 Interest expense                                                                 (1,377)                   (605)
                                                                              -----------------------------------------------------
 Income before taxes                                                              18,710                  19,863
 Income taxes                                                                      6,923                   7,498
 Minority interest; net of taxes                                                      55                       -
                                                                              -----------------------------------------------------
 Net Income                                                                       11,732                  12,365
 Retained earnings at beginning of period                                        253,885                 218,618
                                                                              -----------------------------------------------------
                                                                                 265,617                 230,983
 Dividends paid                                                                    2,718                   2,321
                                                                              -----------------------------------------------------
 Retained earnings at end of period                                             $262,899                $228,662
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
 Weighted average shares outstanding - Basic                                      38,679                  38,708
 Weighted average shares outstanding - Diluted                                    40,449                  40,724
-----------------------------------------------------------------------------------------------------------------------------------
 Earnings Per Share:
 Net income per share - Basic                                                       $.30                    $.32
 Net income per share - Diluted                                                     $.29                    $.30
-----------------------------------------------------------------------------------------------------------------------------------
 Dividends Per Share:                                                               $.07                    $.06
-----------------------------------------------------------------------------------------------------------------------------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                     Mar. 31, 2000           Dec. 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Assets                                                                     (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                                 $  14,715                $ 19,765
     Short-term investments                                                        5,000                   4,000
     Accounts receivable, less allowances of $1,639 and $1,552                    65,775                  64,505
     Inventories (Note 2)                                                         77,855                  72,670
     Deferred income taxes                                                         8,347                   8,221
     Prepaid expenses                                                              6,936                   6,622
                                                                           -------------------------------------------------------
Total Current Assets                                                             178,628                 175,783
-----------------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment (Net) (Note 3)                                     183,759                 182,219
Note Receivable                                                                    3,000                   3,000
Equity Investment in Affiliates                                                   23,388                  20,177
Long-Term Supply Contracts                                                         4,268                   4,105
Goodwill and Other Intangibles                                                    82,766                  83,744
Other Assets                                                                       9,195                   7,278
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $485,004                $476,306
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities
     Short-term borrowings                                                     $  33,259                $ 25,574
     Accounts payable and accrued expenses                                       115,719                 106,109
     Current portion of long-term debt                                               685                     685
     Income taxes payable                                                         12,597                   8,240
                                                                           --------------------------------------------------------
Total Current Liabilities                                                        162,260                 140,608
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                    47,930                  58,107
Deferred Income Taxes                                                             20,889                  20,416
Deferred Liabilities                                                              11,003                  11,860
Nonpension Postretirement and Postemployment Benefits                             15,351                  15,145
Minority Interest                                                                  3,639                   3,437

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - $1.00 par value
     Authorized 2,500,000 shares, none issued                                          -                       -
Common Stock - $1.00 par value
    Authorized 100,000,000 shares, issued 46,660,988 shares                       46,661                  46,661
Additional paid-in capital                                                        19,449                  18,356
Retained earnings                                                                262,899                 253,885
Accumulated other comprehensive (loss)                                            (4,309)                 (4,599)
                                                                           --------------------------------------------------------
                                                                                 324,700                 314,303
Common stock in treasury, at cost:
     8,482,284 shares in 2000 and 7,805,152 shares in 1999                      (100,219)                (87,021)
Due from shareholder                                                                (549)                   (549)
-----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                       223,932                 226,733
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                      $485,004                $476,306
-----------------------------------------------------------------------------------------------------------------------------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                         Three Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                            Mar. 31, 2000            Apr. 2, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $11,732                 $12,365

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
         Depreciation, depletion and amortization                                     5,597                   4,529
         Equity in earnings of affiliates                                              (854)                 (2,020)
         Deferred income taxes                                                          372                    (191)
         Gain on sale of mineral rights                                                   -                 (11,772)
         Disposal of fixed assets                                                         -                   4,612
         Other                                                                           (8)                    117

Change in assets and liabilities:
         (Increase) decrease in accounts receivable                                  (1,213)                  3,148
         (Increase) in inventories                                                   (5,038)                 (5,087)
         (Increase) in prepaid expenses                                                (692)                 (2,223)
         Increase in accounts payable                                                 9,490                   3,351
         Increase in income taxes payable                                             4,721                   7,355
         (Decrease) increase in other liabilities                                      (593)                  2,348
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                                            23,514                  16,532

Cash Flow From Investing Activities
-----------------------------------------------------------------------------------------------------------------------------------
(Increase) in short-term investments                                                 (1,000)                 (1,009)
Additions to property, plant and equipment                                           (5,358)                 (5,415)
Proceeds from sale of mineral rights                                                      -                   3,000
Distributions from affiliates                                                           323                   1,158
Investment in affiliates                                                             (2,680)                   (150)
Purchase of other assets                                                             (1,910)                (2,157)
Proceeds from note receivable                                                             -                     360
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                               (10,625)                 (4,213)

Cash Flow From Financing Activities
-----------------------------------------------------------------------------------------------------------------------------------
Proceeds (repayments) from short-term borrowing                                       7,587                  (5,500)
Proceeds from stock options exercised                                                 1,408                   2,640
Purchase of treasury stock                                                          (13,934)                 (1,652)
Payment of cash dividends                                                            (2,718)                 (2,321)
Long-term debt repayments                                                           (10,282)                 (1,500)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Financing Activities                                             (17,939)                 (8,333)

Net Change In Cash and Cash Equivalents                                              (5,050)                  3,986
Cash And Cash Equivalents At Beginning Of Year                                       19,765                  16,189
-----------------------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                          $14,715                 $20,175
-----------------------------------------------------------------------------------------------------------------------------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated balance sheet as of March 31, 2000, the consolidated statements of income and retained earnings for the three months ended March 31, 2000 and April 2, 1999 and the consolidated statements of cash flow for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report to shareholders. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.




2.   Inventories consist of the following:                                   Mar. 31,               Dec. 31,
    (In thousands)                                                            2000                    1999
-----------------------------------------------------------------------------------------------------------------------------------
Raw materials and supplies                                                   $25,500                 $25,698

Work in process                                                                   23                      22

Finished goods                                                                52,332                  46,950
                                                                            -------------------------------------------------------
                                                                             $77,855                 $72,670
-----------------------------------------------------------------------------------------------------------------------------------




3.       Property, Plant and Equipment consist of the following:               Mar. 31,                Dec. 31,
    (In thousands)                                                               2000                    1999
-----------------------------------------------------------------------------------------------------------------------------------
Land                                                                           $   5,775               $   5,741

Buildings and improvements                                                        85,761                  85,411

Machinery and equipment                                                          222,849                 221,783

Office equipment and other assets                                                 15,373                  15,434

Software                                                                           5,857                   5,857

Mineral rights                                                                       342                     328

Construction in progress                                                          10,258                   4,960
                                                                                ---------------------------------------------------
                                                                                 346,215                 339,514
Less accumulated depreciation, depletion and amortization                        162,456                 157,295
                                                                                ---------------------------------------------------
Net Property, Plant and Equipment                                               $183,759                $182,219
-----------------------------------------------------------------------------------------------------------------------------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.       Earnings Per Share

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding


5.       Impairment and Other Items

During 1999, the Company recorded a pre-tax charge of $6.6 million for impairment and certain other items relating to a planned plant shutdown which included the rationalization of both toothpaste and powder laundry detergent production. Components of the outstanding reserve balance included in accounts payable and accrued expenses consist of the following:

                                            Reserves at                               Reserves at
         (In thousands)                    Dec. 31, 1999             (Payments)      Mar. 31, 2000
------------------------------------------------------------------------------------------------------------------------------
         Severance and other charges            $268                   $(26)               $242
------------------------------------------------------------------------------------------------------------------------------


6.       Segment Information

Segment sales and operating profit for the first quarter of 2000 and 1999 are as follows:

                                                                 Unconsolidated
(In thousands)                Consumer             Specialty         Affiliates       Corporate         Total
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales
    First quarter 2000         $155,452             $42,190           $(6,010)              -          $191,632
    First quarter 1999          143,108              37,910            (6,310)              -           174,708

Operating Profit
    First quarter 2000           12,738               6,755              (829)              -            18,664
    First quarter 1999            7,521               5,967            (1,966)          6,452            17,974


Product line net sales data for the first quarter periods are as follows:
-----------------------------------------------------------------------------------------------------------------------------------
                  Laundry and  Oral and                                                        Uncon-
                   Household   Personal        Deodor-   Specialty      Animal   Specialty    solidated
                   Cleaners        Care        izing      Chemicals    Nutrition  Cleaners   Affiliates      Total
-----------------------------------------------------------------------------------------------------------------------------------
1st Qtr 2000        $77,252      $41,570      $36,630      $25,079     $14,970     $2,141     $(6,010)     $191,632
1st Qtr 1999         69,030       40,851       33,227       20,668      15,004      2,238      (6,310)      174,708
-----------------------------------------------------------------------------------------------------------------------------------

7.       Comprehensive Income

The following table presents the Company's Comprehensive Income for the three months ending March 31, 2000 and April 2, 1999:

                                                                                        Three Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               March 31,                April 2,
(In thousands)                                                                  2000                     1999
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                      $11,732                  $12,365
Other Comprehensive Income, net of tax:
    Foreign exchange translation adjustments                                        290                     (113)
                                                                             ------------------------------------------------------
Comprehensive Income                                                            $12,022                  $12,252
-----------------------------------------------------------------------------------------------------------------------------------


8.       Contingencies

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.


9.       Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

For the quarter ended March 31,2000, net income was $11.7 million, equivalent to basic earnings of $.30 per share, from $12.4 million or $.32 per share, in last years first quarter. Diluted earnings were $.29 per share compared to $.30 per share last year. This year's results include an unusual pretax gain of $2.1 million from a reduction in deferred compensation liability related to the sharp decline in the Company's share price during the quarter; last year's results included a $6.5 million pretax net gain from the sale of mineral reserves partially offset by plant impairment charges. Excluding the unusual gains in both years, net income rose 24% to $10.4 million or $.26 per share compared to $8.4 million or $.21 per share last year.

Sales increased 9.7% to $191.6 million from $174.7 million in the comparable period last year. This year's number includes two acquisitions completed in 1999: the Brazilian specialty chemicals company QGN, in which the Company acquired a controlling interest in May, and the two bathroom cleaners, SCRUB FREE(R) and CLEAN SHOWER(R) acquired in December. Excluding these acquisitions, the sales of existing brands and product lines rose approximately 2% for the quarter. On the consumer products side of the business, deodorizer sales increased due to strong cat litter growth; laundry and cleaning products rose due to the newly acquired bathroom cleaner brands; and oral and personal care products were slightly higher, led by strong toothpaste growth. On the specialty products side, specialty chemicals increased due to the acquisition of the Brazilian business, and animal nutrition and specialty cleaner sales were flat. In the same period last year, sales increased 15% due largely to heavy promotion spending in support of new consumer products and exceptional growth for the animal nutrition business.

Gross margin was 44.1% in the quarter, unchanged versus a year ago. This reflects manufacturing and distribution efficiencies offset by higher raw and packaging materials for consumer products and plant startup costs.

Advertising, consumer and trade promotion expenses were essentially unchanged versus 1999. Increases in laundry and household cleaners and deodorizing products were offset by reductions in oral and personal care products.

Selling,  general and  administrative  expenses  increased  slightly  from $21.0 million to $21.3 million. Higher selling, personnel-related costs and amortization of intangibles related to the bathroom cleaners acquisition were virtually offset by reduction in deferred compensation liability.

Earnings from affiliates were lower as a result of a decline in Armand Products earnings and consolidating the results of the Brazilian subsidiary in 2000.

Interest expense increased from last year as a result of the debt needed to acquire the bathroom cleaner products and the consolidation of the Brazilian subsidiary.

The effective tax rate for the quarter was 37.0%, down from 37.7% in last year's first quarter which reflects the lower tax rate associated with the Brazilian subsidiary.

Liquidity and Capital Resources
-------------------------------

The Company considers cash and short-term investments as the principal measurement of its liquidity. At March 31,2000, cash including cash equivalents and short-term investments totaled $19.7 million as compared to $23.8 million at December 31,1999.

During the first quarter of 2000, the Company generated $23.5 million of cash flow from operating activities and received $1.4 million from stock option exercises. Significant expenditures include the purchase of 805,000 shares of treasury stock for $13.9 million, net debt repayments of $2.7 million, property plant and equipment additions of $5.4 million and the payment of cash dividends of $2.7 million.

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

         b. No reports on Form 8-K were filed for the three months ended March 31, 2000.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - Computation of Earnings Per Share
                     (In thousands except per share amounts)



                                                                     Three Months Ended
----------------------------------------------------------------------------------------------------------------------
                                                                  March 31,              April 2,
                                                                  2000                    1999
----------------------------------------------------------------------------------------------------------------------
BASIC:
      Net Income                                                    $11,732               $12,365

Weighted average shares outstanding                                  38,679                38,708

Basic earnings per share                                                .30                  $.32

DILUTED:
      Net Income                                                    $11,732               $12,365

Weighted average shares outstanding                                  38,679                38,708
      Incremental shares under stock option plans                     1,770                 2,016
                                                               -------------------------------------------------------
Adjusted weighted average shares outstanding                         40,449                40,724
                                                               -------------------------------------------------------

Diluted earnings per share                                             $.29                  $.30

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  CHURCH & DWIGHT CO., INC.
                                                  (REGISTRANT)



DATE:          May 8, 2000                        Zvi Eiref
         ------------------------------           ------------------------------
                                                  ZVI EIREF
                                                  VICE PRESIDENT FINANCE



DATE:           May 8, 2000                       Gary P. Halker
         ------------------------------           ------------------------------
                                                  GARY P. HALKER
                                                  VICE PRESIDENT, CONTROLLER AND
                                                  CHIEF INFORMATION OFFICER