Form 10-Q
period 2000-06-30
CHURCH & DWIGHT CO INC /DE/
filed 2000-08-14
CIK 313927

1 of 12


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

 Yes     X                            No ----------

                   As of August 7, 2000, there were 38,264,819 shares of Common Stock outstanding.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                                  Three Months Ended                 Six Months Ended
                                                              --------------------------          ---------------------------
                                                            June 30,      July 2,              June 30,     July 2,
(In thousands, except per share data)                         2000         1999                 2000          1999
-----------------------------------------------------------------------------------------------------------------------
Net Sales                                                    $199,863       $186,365            $391,495      $361,073
Cost of sales                                                 110,021        102,453             217,176       200,043
                                                          ---------------------------        --------------------------
Gross profit                                                   89,842         83,912             174,319       161,030
Advertising, consumer and trade promotion expenses             46,822         47,296              91,286        91,868
Selling, general and administrative expenses                   23,679         21,205              45,028        42,229
Gain on sale of mineral rights                                      -              -                   -       (11,772)
Impairment and other items                                          -            435                   -         5,755
                                                          ---------------------------        --------------------------
Income from Operations                                         19,341         14,976              38,005        32,950
Equity in earnings of affiliates                                  324          1,929               1,178         3,949
Investment income                                                 866            343               1,185           715
Other income (expense)                                           (137)            65                 113           167
Interest expense                                               (1,477)          (689)             (2,854)       (1,294)
                                                          ---------------------------        --------------------------
Income before taxes                                            18,917         16,624              37,627        36,487
Income taxes                                                    6,435          5,959              13,358        13,457
Minority Interest; net of taxes                                   107            209                 162           209
                                                          ---------------------------        --------------------------
Net Income                                                     12,375         10,456              24,107        22,821
Retained earnings at beginning of period                      262,899        228,662             253,885       218,618
                                                          ---------------------------        --------------------------
                                                              275,274        239,118             277,992       241,439
Dividends paid                                                  2,674          2,328               5,392         4,649
                                                          ---------------------------        --------------------------
Retained earnings at end of period                           $272,600       $236,790            $272,600      $236,790
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - Basic                    38,152         38,794              38,416        38,750
Weighted average shares outstanding - Diluted                  39,650         40,848              40,052        40,784
-----------------------------------------------------------------------------------------------------------------------

Earnings Per Share:
Net income per share - Basic                                     $.32           $.27                $.63          $.59
Net income per share - Diluted                                   $.31           $.26                $.60          $.56
-----------------------------------------------------------------------------------------------------------------------
Dividends Per Share:                                             $.07           $.06                $.14          $.12
-----------------------------------------------------------------------------------------------------------------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                            June 30, 2000    Dec. 31, 1999
-------------------------------------------------------------------------------- ----------------- ---------------
Assets
-------------------------------------------------------------------------------- ----------------- ---------------
Current Assets
     Cash and cash equivalents                                                            $28,575         $19,765
     Short-term investments                                                                 3,996           4,000
     Accounts receivable, less allowances of $1,523 and $1,552                             67,248          64,505
     Inventories (Note 2)                                                                  69,066          72,670
     Deferred income taxes                                                                  8,564           8,221
     Prepaid expenses                                                                       6,991           6,622
                                                                                 ----------------- ---------------
Total Current Assets                                                                      184,440         175,783
-------------------------------------------------------------------------------- ----------------- ---------------
Property, Plant and Equipment (Net) (Note 3)                                              182,579         182,219
Note Receivable                                                                                 -           3,000
Equity Investment in Affiliates                                                            22,210          20,177
Long-Term Supply Contracts                                                                  4,031           4,105
Goodwill and Other Intangibles                                                             84,935          83,744
Other Assets                                                                               12,741           7,278
-------------------------------------------------------------------------------- ----------------- ---------------
Total Assets                                                                             $490,936        $476,306
-------------------------------------------------------------------------------- ----------------- ---------------


Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------- ----------------- ---------------
Current Liabilities
     Short-term borrowings                                                                $32,330        $ 25,574
     Accounts payable and accrued expenses                                                123,270         106,109
     Current portion of long-term debt                                                        685             685
     Income taxes payable                                                                   2,303           8,240
                                                                                 ----------------- ---------------
Total Current Liabilities                                                                 158,588         140,608
-------------------------------------------------------------------------------- ----------------- ---------------
Long-Term Debt                                                                             50,549          58,107
Deferred Income Taxes                                                                      20,696          20,416
Deferred Liabilities                                                                       11,417          11,860
Nonpension Postretirement and Postemployment Benefits                                      15,563          15,145
Minority Interest                                                                           3,601           3,437

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - $1.00 par value
     Authorized 2,500,000 shares, none issued                                                   -               -
Common Stock - $1.00 par value
     Authorized 100,000,000 shares, issued 46,660,988 shares                               46,661          46,661
Additional paid-in capital                                                                 19,944          18,356
Retained earnings                                                                         272,600         253,885
Accumulated other comprehensive (loss)                                                     (7,561)         (4,599)
                                                                                 ----------------- ---------------
                                                                                          331,644         314,303
Less common stock in treasury, at cost -
     8,435,269 shares in 2000 and 7,805,152 shares in 1999                               (100,573)        (87,021)
Due from officer                                                                             (549)           (549)
-------------------------------------------------------------------------------- ----------------- ---------------
Total Stockholders' Equity                                                                230,522         226,733
-------------------------------------------------------------------------------- ----------------- ---------------
Total Liabilities and Stockholders' Equity                                               $490,936        $476,306
-------------------------------------------------------------------------------- ----------------- ---------------


                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                          Six Months Ended
                                                                               -------------------------------------
(Dollars in thousands)                                                            June 30, 2000       July 2, 1999
------------------------------------------------------------------------------ ------------------ ------------------
Cash Flow From Operating Activities
------------------------------------------------------------------------------ ------------------ ------------------
Net Income                                                                               $24,107            $22,821

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
         Depreciation, depletion and amortization                                         11,489              9,530
         Equity in income from affiliates                                                 (1,178)            (3,949)
         Deferred income taxes                                                             1,373               (553)
         Gain on sale of mineral rights                                                        -            (11,772)
         Disposal of fixed assets                                                              -              4,600
         Other                                                                              (154)               159

Change in assets and liabilities:
         (Increase) in accounts receivable                                                (2,922)              (284)
         Decrease/(increase) in inventories                                                3,492             (8,277)
         (Increase) in prepaid expenses                                                     (784)            (1,080)
         Increase/(decrease) in accounts payable                                          14,504               (720)
         (Decrease)/increase in income taxes payable                                      (4,915)             3,441
         Increase in other liabilities                                                       142              3,770
------------------------------------------------------------------------------ ------------------ ------------------
Net Cash Provided By Operating Activities                                                 45,154             17,686

Cash Flow From Investing Activities
 Decrease/(increase) in short-term investments                                                 4             (2,958)
Additions to property, plant and equipment                                               (10,506)           (13,514)
Purchase of USA Detergent common stock                                                   (10,080)                 -
Proceeds from sale of mineral rights                                                           -             16,762
Investment in affiliates                                                                  (2,860)            (9,184)
Distributions from unconsolidated affiliates                                               1,953              2,302
Purchase of other assets                                                                  (1,148)            (3,002)
Proceeds from repayment of notes receivable                                                3,000              2,196
Goodwill and other intangibles adjustment                                                  1,507                  -
Proceeds from sale of fixed assets                                                           864                  -
------------------------------------------------------------------------------ ------------------ ------------------
Net Cash (Used In) Investing Activities                                                  (17,266)            (7,398)

Cash Flow From Financing Activities
------------------------------------------------------------------------------ ------------------ ------------------
Short-term debt borrowing (repayments)                                                     6,753             (1,326)
Long-term debt (repayments)                                                               (7,563)            (2,622)
Payment of cash dividends                                                                 (5,392)            (4,649)
Proceeds from stock options exercised                                                      2,999              4,487
Purchase of treasury stock                                                               (15,875)            (4,422)
------------------------------------------------------------------------------ ------------------ ------------------
Net Cash (Used In) Financing Activities                                                  (19,078)            (8,532)

Net Change In Cash and Cash Equivalents                                                    8,810              1,756
Cash And Cash Equivalents At Beginning Of Year                                            19,765             16,189
------------------------------------------------------------------------------ ------------------ ------------------
Cash And Cash Equivalents At End Of Period                                               $28,575            $17,945
------------------------------------------------------------------------------ ------------------ ------------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of June 30, 2000, the consolidated statements of income and retained earnings for the three and six months ended June 30, 2000 and July 2, 1999, and the consolidated statements of cash flow for the six months ended June 30, 2000 and July 2, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at June 30, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report to shareholders. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.


2.         Inventories consist of the following:
                                                                                          June 30,        Dec. 31,
(in thousands)                                                                              2000            1999
------------------------------------------------------------------------------------- --------------- ---------------
Raw materials and supplies                                                                  $25,130          $25,698
Work in process                                                                                  16               22
Finished goods                                                                               43,920           46,950
                                                                                      --------------- ---------------
                                                                                            $69,066          $72,670
------------------------------------------------------------------------------------- --------------- ---------------


3.         Property, Plant and Equipment consist of the following:
                                                                                          June 30,       Dec. 31,
(in thousands)                                                                              2000           1999
------------------------------------------------------------------------------------- --------------- ---------------
Land                                                                                         $ 5,606        $ 5,741
Buildings and improvements                                                                    84,070         85,411
Machinery and equipment                                                                      221,235        221,783
Office equipment and other assets                                                             15,324         15,434
Software                                                                                       5,857          5,857
Mineral rights                                                                                   329            328
Construction in progress                                                                      15,141          4,960
                                                                                      --------------- ---------------
                                                                                             347,562        339,514
Less accumulated depreciation and amortization                                               164,983        157,295
                                                                                      --------------- ---------------
Net Property, Plant and Equipment                                                           $182,579       $182,219
------------------------------------------------------------------------------------- --------------- ---------------


4.       Earnings Per Share

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding.

5.       Recent Accounting Developments

The Company recognizes revenue when product is shipped to trade customers. The Company is reviewing SEC Staff Accounting Bulletin No.101, Revenue Recognition in Financial Statements, issued in December 1999, to determine if it is in compliance and has not yet determined the future impact on the Company's consolidated financial statements.

In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 in the 2001 financial statements. The Company is in the process of evaluating this Statement and has not yet determined the future impact on the Company's consolidated financial statements.


6.       Impairment and Other Items

During 1999, the Company recorded a pre-tax charge of $6.6 million for impairment and certain other items relating to a planned plant shutdown which included the rationalization of both toothpaste and powder laundry detergent production. Components of the outstanding reserve balance included in accounts payable and accrued expenses consist of the following:


                                Reserves at      (Payments)/       Reserves at
   (In thousands)              Dec. 31, 1999     Adjustments      June 30, 2000
--------------------------------------------------------------------------------
Severance and other charges        $268              $77              $345
--------------------------------------------------------------------------------

7.       Segment Information

Segment sales and operating profit for the second quarter and year to date 2000 and 1999 are as follows:

                                                                          Unconsolidated
 (In thousands)                      Consumer          Specialty           Affiliates        Corporate         Total
----------------------------------------------------------------------------------------------------------------------
 Net Sales
    Second quarter 2000             $161,290             $44,869            $(6,296)               -        $199,863
    Second quarter 1999              148,755              43,857             (6,247)               -         186,365

    Year to date 2000                316,742              87,059            (12,306)               -         391,495
    Year to date 1999                291,863              81,767            (12,557)               -         361,073

 Operating Profit
    Second quarter 2000               13,393               6,248               (300)               -          19,341
    Second quarter 1999                9,341               8,021             (1,951)            (435)         14,976

    Year to date 2000                 26,131              13,003             (1,129)               -          38,005
    Year to date 1999                 16,862              13,988             (3,917)           6,017          32,950

 Product line net sales data for the second quarter and year to date periods are as follows:
===========================================================================================================================
                Laundry and    Oral and                                                        Uncon-
                 Household     Personal     Deodor-    Specialty     Animal      Specialty    solidated
                 Cleaners       Care        izing       Chemicals   Nutrition     Cleaners   Affiliates        Total
------------------------------------------------------------------------------------------------------------------------------
 2nd Qtr 2000     $79,749     $39,535      $42,006       $26,703      $16,143      $2,023      $(6,296)     $199,863
 2nd Qtr 1999      68,588      40,950       39,217        26,460       15,165       2,232       (6,247)      186,365

 YTD 2000         157,001      81,105       78,636        51,782       31,113       4,164      (12,306)      391,495
 YTD 1999         137,618      81,801       72,444        47,128       30,169       4,470      (12,557)      361,073
------------------------------------------------------------------------------------------------------------------------------

 8.       Comprehensive Income

The following table presents the Company's Comprehensive Income for the three and six months ending June 30, 2000 and July 2, 1999.


                                                              Three Months Ended                 Six Months Ended
                                                       ------------------------------     -----------------------------
                                                        June 30,           July 2,         June 30,          July 2,
  (in thousands)                                          2000               1999            2000             1999
  ---------------------------------------------------- ------------ ---- ------------ --- ------------ --- ------------
  Net Income                                              $12,375           $10,456          $24,107           $22,821
  Other Comprehensive Income, net of tax:
        Foreign exchange translation adjustments             (901)           (3,683)            (611)           (3,796)
        Available for Sale securities                      (2,351)                -           (2,351)                -
                                                       ------------ ---- ------------     ------------ --- ------------
  Comprehensive Income                                     $9,123            $6,773          $21,145           $19,025
  ---------------------------------------------------- ------------ ---- ------------ --- ------------ --- ------------

 9.       ARMUS LLC Joint Venture

On June 14, 2000, the Company announced it was forming a joint venture with USA Detergents which will combine both Companies laundry detergent businesses. The new venture, named Armus LLC, encompasses Church & Dwight's ARM & HAMMER Powder and Liquid Laundry Detergents and USA Detergent's XTRA(R) Powder and Liquid Detergents and Nice'n FLUFFY(R) Liquid Fabric Softener brands.


Under the terms of the agreement:

a) Church & Dwight purchased 1.4 million shares of USA Detergents common stock for $10.1 million or $7 per share and agreed to acquire a further 5% interest for $5 million on or around January 1, 2001.

b) The two partners will combine the marketing, sales and distribution of their laundry detergents. Both companies will continue to operate their own plants and the employees of each company will remain with their current employer.

c) Church & Dwight will have a majority on the venture's Board and the General Manager will be a Church & Dwight employee.

d) Church & Dwight's share of the profits will range from 55% to 65% depending on the venture's profit level.

e) Church & Dwight has an option to purchase USA Detergent's partnership interest after 5 years and USA Detergents has an option to sell its interest to C&D after 10 years. In each case, the purchase price will be computed using a formula based on the venture's earnings for the two previous years of operations.

The value of USA Detergent's stock on the date of closing was $6.8 million or $4.75 per share. The stock has been classified as Available for Sale and is marked to market on each reporting date through other comprehensive income, net of applicable deferred income taxes.

The Company agreed to purchase additional shares on or about January 1, 2001, i.e. a forward contract, which is marked to market through other comprehensive income.

As a result of the above joint venture agreement, goodwill of $4.8 million has been recorded and will be amortized over a period of 10 years.

10.      Contingencies

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.

11.      Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


Results of Operations
---------------------

For the quarter ended June 30, 2000, net income was $12.4 million, equivalent to basic earnings of $.32 per share, from $10.5 million or $.27 per share, in last year's second quarter. Diluted earnings were $.31 per share compared to $.26 per share last year. For the first six months of 2000, net income was $24.1 million or basic earnings of $.63 per share compared to $22.8 million or $.59 per share last year. Diluted earnings were $.60 per share compared to $.56 per share last year. The prior year results include a net pre-tax gain of $6.0 million or $.09 per share from the sale of mineral reserves partially offset by plant impairment charges. Excluding these one-time items, diluted earnings would have been $.47 per share last year.

Net sales for the quarter increased by 7.2% to $199.9 million from $186.4 million in the same period last year. Consumer product sales increased 8.4%, led by strong growth in deodorizing products as well as the addition of the recently acquired Bathroom Cleaner brands. Within the Oral and Personal Care product line, higher ARM & HAMMER DENTAL CARE toothpaste sales were partially offset by weaker Gum and Deodorant performance. Higher Liquid Laundry Detergent sales were partially offset by lower Powder Laundry Detergent sales in the Laundry and Household Cleaning product line. Specialty products sales increased 2.6% led by growth in animal nutrition.

Net sales for the first six months of 2000 increased 8.4% to $391.5 million, with consumer products up 8.5% and specialty products up 8.0%. This year's number includes two acquisitions completed in 1999: the Brazilian specialty chemical company QGN, in which the Company acquired a controlling interest in May and the two bathroom cleaners, SCRUB FREE(R) and CLEAN SHOWER(R) acquired in December. Excluding the product lines acquired last year, sales of established consumer products increased 2% and specialty products declined 2%. Deodorizing products increased primarily due to strong Cat Litter sales, while Laundry & Household Cleaning and Oral & Personal Care products were virtually unchanged.

The Company's gross margin of 45.0% and 44.5% for the quarter and six-month period, respectively, was virtually unchanged versus the same periods of 1999. The current year's periods benefited from the elimination of co-packers to meet higher than expected order requirements in 1999 and manufacturing and distribution efficiencies in 2000, stemming partially from the Greenville plant shutdown in 1999. These favorable margin improvements were offset by higher raw and packaging materials for consumer products and plant startup costs.

Advertising, consumer and trade promotion expenses were slightly lower for the quarter and six month periods. Lower expenses for ARM & HAMMER DENTAL CARE Gum, Carpet Deodorizer and Deodorant were partially offset by costs for ARM & HAMMER premium clay Cat Litter, which was introduced in late 1999, bathroom cleaning products acquired late in 1999 and an increase in expenses for ARM & HAMMER DENTAL CARE toothpaste.

Selling, general and administrative expenses increased $2.5 million in the current quarter and $2.8 million for the six month period. The increase was due to higher selling, personnel-related costs, information technology costs and amortization of intangibles relating to the bathroom cleaners acquisition. The increase for the six month period was also due to the above items; however, these increases were partially offset by lower deferred compensation liability.

During the current quarter the ArmaKleen Company, a 50/50 joint venture between Church & Dwight and the Safety- Kleen Company recorded a bad debt provision relating to Safety-Kleen filing chapter 11. This caused the ArmaKleen Company to record a $1.4 million charge in the quarter, resulting in a $.7 million charge to Church & Dwight. The Company believes that the debtor in possession financing in place for Safety-Kleen, along with the relief of its pre-petition debt load, will enable it to emerge from chapter 11 as a going concern, thereby enabling the viability of the ArmaKleen Company. Should the Company be wrong in its base assumption about the viability of the ArmaKleen Company because the business with Safety-Kleen no longer exists, the results of operations and balance position of the Company would be adversely affected.

ArmaKleen's results and lower earnings from Armand Products caused earnings from affiliates to be lower from last year for both the quarter and six month periods.

Investment income increased in both the three and six month periods due to the receipt of interest from the Fluid Packaging note.

Interest Expense was higher in both the three and six month periods due to an increased amount of debt.

The effective tax rate for the first half was 35.5%, down from 36.9% from last year. The decrease in the rate is a result of a lower effective state tax rate and lower taxes related to foreign activity.

Minority interest represents 25% of the net income associated with the Company's Brazilian subsidiary.

Liquidity and Capital Resources
-------------------------------

The Company considers cash and short-term investments as the principal measurement of its liquidity. At June 30, 2000, cash, including cash equivalents and short-term investments totaled $32.6 million as compared to $23.8 million at December 31,1999.

During the first half of 2000, the Company generated $45.2 million of cash flow from operating activities, received $3.0 million from Fluid Packaging , and $3.0 million from stock options exercised. Significant expenditures include the purchase of treasury stock of $15.9 million, additions to property, plant and equipment of $10.5 million, the purchase of 1.4 million shares of USA Detergent for $10.1 million and cash dividends of $5.4 million.

ARMUS LLC Joint Venture
-----------------------

On June 14, 2000, the Company announced it was forming a joint venture with USA Detergents which will combine both Companies laundry detergent businesses. The new venture, named Armus LLC, encompasses Church & Dwight's ARM & HAMMER Powder and Liquid Laundry Detergents and USA Detergent's XTRA Powder and Liquid Detergents and Nice'n FLUFFY Liquid Fabric Softener brands.

Under the terms of the agreement:

1) Church & Dwight purchased 1.4 million shares of USA Detergents common stock for $10.1 million or $7 per share and agreed to acquire a further 5% interest for $5 million on or around January 1, 2001.

2) The two partners will combine the marketing, sales and distribution of their laundry detergents. Both companies will continue to operate their own plants and the employees of each company will remain with their current employer.

3) Church & Dwight will have a majority on the venture's Board and the General Manager will be a Church & Dwight employee.

4) Church & Dwight's share of the profits will range from 55% to 65% depending on the venture's profit level.

5) Church & Dwight has an option to purchase USA Detergent's partnership interest after 5 years and USA Detergents has an option to sell its interest to C&D after 10 years. In each case, the purchase price will be computed using a formula based on the venture's earnings for the two previous years of operations.

The value of USA Detergent's stock on the date of closing was $6.8 million or $4.75 per share. The stock has been classified as Available for Sale and is marked to market on each reporting date through other comprehensive income, net of applicable deferred income taxes.

The Company agreed to purchase additional shares on or about January 1, 2001, i.e. a forward contract, which is marked to market through other comprehensive income.

As a result of the above joint venture agreement, goodwill of $4.8 million has been recorded and will be amortized over a period of 10 years.

Fluid Note Receivable
---------------------

In conjunction with the July 1998 purchase of the Lakewood, New Jersey, manufacturing facility, the Company loaned Fluid Packaging Co., Inc. $3.0 million at an interest rate of 8% per annum. The note was payable no later than July 15, 1999 and was secured by a pledge of and security interest in 65% of the capital stock of Allied Mexico, S.A. de C.V., a wholly-owned subsidiary of Fluid Packaging.

During the second quarter of 2000, the Company received, full payment for the note, all interest due and partial out of pocket expenses incurred to collect the note.

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



                           PART II - Other Information
                           ---------------------------

Item 4.  Results of Vote of Security Holders
         -----------------------------------

    The Company's Annual Meeting of Stockholders was held on May 11, 2000. The following nominees were elected to the Company's Board of Directors for a term of three years.

    Nominee                            For                        Withheld
    Robert A. Davies, III              50,329,660                 1,932,178
    John D. Leggett, III, Ph.D.        50,337,839                 1,923,999
    John F. Maypole                    50,350,407                 1,911,431
    Robert A. McCabe                   50,306,214                 1,955,624
    Burton B. Staniar                  50,353,387                 1,908,461

    The results of voting on the following additional items were as follows:

    Approval of the appointment of Deloitte & Touche LLP as independent auditors of the Company's 2000 financial statements.

    For                  Against           Abstained          Broker Non-Votes
    51,965,210           150,653           145,975                       0

    To consider and act upon a stockholder proposal requesting that the Company prepare and place available to stockholders and employees an equal employment diversity report.

    For                Against            Abstained           Broker Non-Votes
    3,172,164          42,632,004         2,414,126           4,043,544

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
            (10)  (n) Operating agreement of Armus, LLC, dated June 14, 2000
                  (o) Stock Purchase Agreement dated June 14, 2000
            (11)  Computation of earnings per share
            (27)  Financial Data Schedule

     (b) No reports on Form 8-K were filed for the three months ended June 30, 2000.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - Computation of Earnings Per Share
                     (In thousands except per share amounts)

                                                                   Three Months Ended                 Six Months Ended
                                                                ------------ ------------         ------------ ------------
                                                                 June 30,      July 2,             June 30,      July 2,
                                                                   2000         1999                 2000         1999
                                                                ------------ ------------         ------------ ------------
BASIC:
      Net Income                                                    $12,375      $10,456              $24,107      $22,821

Weighted average shares outstanding                                  38,152       38,794               38,416       38,750

Basic earnings per share                                               $.32         $.27                 $.63         $.59

DILUTED:
      Net Income                                                    $12,375      $10,456              $24,107      $22,821

Weighted average shares outstanding                                  38,152       38,794               38,416       38,750
Incremental shares under stock option plans                           1,498        2,054                1,636        2,034
                                                                ------------ ------------         ------------ ------------
Adjusted weighted average shares outstanding                         39,650       40,848               40,052       40,784
                                                                ------------ ------------         ------------ ------------

Diluted earnings per share                                             $.31         $.26                 $.60         $.56

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 CHURCH & DWIGHT CO.,INC.
                                                 ------------------------
                                                 (REGISTRANT)






DATE:                                            Zvi Eiref
      ---------------------------------          ---------
                                                 ZVI EIREF
                                                 VICE PRESIDENT FINANCE AND
                                                 CHIEF FINANCIAL OFFICER






DATE:                                            Gary P. Halker
      ----------------------------------         --------------
                                                 GARY P. HALKER
                                                 VICE PRESIDENT, CONTROLLER AND
                                                 CHIEF INFORMATION OFFICER