Form 10-Q
period 2000-09-29
CHURCH & DWIGHT CO INC /DE/
filed 2000-11-13
CIK 313927

1 of 13
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 29, 2000

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

                     Yes     X                            No
                         ----------

                 As of September 29, 2000, there were 38,139,819 shares of Common Stock outstanding.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                                Three Months Ended                  Nine Months Ended
                                                           ------------------------------     ----------------------------
                                                               Sept. 29,     Oct. 1,              Sept. 29,       Oct. 1,
    (In thousands, except per share data)                        2000         1999                  2000           1999
    -------------------------------------------------------------------------------------------------------------------------
    Net Sales                                                   $199,847      $185,949              $591,342       $547,022
    Cost of sales                                                109,703       100,975               326,879        301,018
                                                            -----------------------------      ------------------------------
    Gross profit                                                  90,144        84,974               264,463        246,004
    Advertising, consumer and trade promotion expenses            47,857        44,459               139,143        136,327
    Selling, general and administrative expenses                  22,070        22,517                67,098         64,746
    Gain on sale of mineral rights                                     -             -                     -        (11,772)
    Restructuring, impairment and other items                     21,911           435                21,911          6,190
                                                            -----------------------------      ------------------------------
    Income/(Loss) from Operations                                 (1,694)       17,563                36,311         50,513
    Equity in earnings of affiliates                                 855         1,372                 2,033          5,321
    Investment income                                                399           364                 1,584          1,079
    Other income/(expense)                                          (274)           47                  (161)           214
    Interest expense                                              (1,229)         (886)               (4,083)        (2,180)
                                                            -----------------------------      ------------------------------
    Income/(Loss) before taxes                                    (1,943)       18,460                35,684         54,947
    Income tax(benefit) expense                                     (869)        6,873                12,489         20,330
    Minority Interest; net of taxes                                  162           208                   324            417
                                                            -----------------------------      ------------------------------
    Net Income/(Loss)                                             (1,236)       11,379                22,871         34,200
    Retained earnings at beginning of period                     272,600       236,790               253,885        218,618
                                                            -----------------------------      ------------------------------
                                                                 271,364       248,169               276,756        252,818
    Dividends paid                                                 2,679         2,722                 8,071          7,371
                                                            -----------------------------      ------------------------------
    Retained earnings at end of period                          $268,685      $245,447              $268,685       $245,447
    -------------------------------------------------------------------------------------------------------------------------

    -------------------------------------------------------------------------------------------------------------------------
    Weighted average shares outstanding - Basic                   38,235        38,837                38,355         38,780
    Weighted average shares outstanding - Diluted                 39,636        41,097                39,931         40,887
    -------------------------------------------------------------------------------------------------------------------------

    Earnings Per Share:
    Net income per share - Basic                                 ($0.03)         $0.29                 $0.60          $0.88
    Net income per share - Diluted                               ($0.03)         $0.28                 $0.57          $0.84
    -------------------------------------------------------------------------------------------------------------------------
    Dividends Per Share:                                           $0.07         $0.07                 $0.21          $0.19
    -------------------------------------------------------------------------------------------------------------------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

         (Dollars in thousands)                                                            Sept. 29, 2000   Dec. 31, 1999
         --------------------------------------------------------------------------------- ---------------- ---------------
         Assets
         --------------------------------------------------------------------------------- ---------------- ---------------
         Current Assets
              Cash and cash equivalents                                                            $18,403         $19,765
              Short-term investments                                                                 3,986           4,000
              Accounts receivable, less allowances of $1,571 and $1,552                             66,413          64,505
              Inventories (Note 2)                                                                  62,801          72,670
              Deferred income taxes                                                                 10,709           8,221
              Prepaid expenses                                                                       6,358           6,622
                                                                                           ---------------- ---------------
         Total Current Assets                                                                      168,670         175,783
         --------------------------------------------------------------------------------- ---------------- ---------------
         Property, Plant and Equipment (Note 3)                                                    169,115         182,219
         Note Receivable                                                                                 -           3,000
         Equity Investment in Affiliates                                                            22,198          20,177
         Long-Term Supply Contracts                                                                  3,794           4,105
         Goodwill and Other Intangibles                                                             84,940          83,744
         Other Assets                                                                               14,449           7,278
         --------------------------------------------------------------------------------- ---------------- ---------------
         Total Assets                                                                             $463,166        $476,306
         --------------------------------------------------------------------------------- ---------------- ---------------


         Liabilities and Stockholders' Equity
         --------------------------------------------------------------------------------- ---------------- ---------------
         Current Liabilities
              Short-term borrowings                                                               $ 33,109        $ 25,574
              Accounts payable and accrued expenses                                                131,355         106,109
              Current portion of long-term debt                                                        685             685
              Income taxes payable                                                                   3,761           8,240
                                                                                           ---------------- ---------------
         Total Current Liabilities                                                                 168,910         140,608
         --------------------------------------------------------------------------------- ---------------- ---------------
         Long-Term Debt                                                                             23,200          58,107
         Deferred Income Taxes                                                                      16,225          20,416
         Deferred Liabilities                                                                       11,721          11,860
         Nonpension Postretirement and Postemployment Benefits                                      15,772          15,145
         Minority Interest                                                                           3,680           3,437

         Commitments and Contingencies (Note 10)

         Stockholders' Equity
         Preferred Stock - $1.00 par value
              Authorized 2,500,000 shares, none issued                                                   -               -
         Common Stock - $1.00 par value
              Authorized 100,000,000 shares, issued 46,660,988 shares                               46,661          46,661
         Additional paid-in capital                                                                 20,236          18,356
         Retained earnings                                                                         268,685         253,885
         Accumulated other comprehensive income (loss)                                             (7,843)         (4,599)
                                                                                           ---------------- ---------------
                                                                                                   327,739         314,303
         Less common stock in treasury, at cost -
              8,521,169 shares in 2000 and 7,805,152 shares in 1999                              (103,532)        (87,021)
         Due from shareholder                                                                        (549)           (549)
         --------------------------------------------------------------------------------- ---------------- ---------------
         Total Stockholders' Equity                                                                223,658         226,733
         --------------------------------------------------------------------------------- ---------------- ---------------
         Total Liabilities and Stockholders' Equity                                               $463,166        $476,306
         --------------------------------------------------------------------------------- ---------------- ---------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                         Nine Months Ended
                                                                              --------------------------------------
 (Dollars in thousands)                                                           Sept. 29, 2000       Oct. 1, 1999
----------------------------------------------------------------------------- ------------------- ------------------
Cash Flow From Operating Activities
----------------------------------------------------------------------------- ------------------- ------------------
Net Income                                                                               $22,871            $34,200

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
         Depreciation, depletion and amortization                                         16,464             14,321
         Equity in income from affiliates                                                 (2,033)            (5,321)
         Deferred income taxes                                                            (5,398)            (1,094)
         Gain on sale of mineral rights                                                        -            (11,772)
         Disposal of fixed assets                                                         14,324              4,683
         Other                                                                              (241)               191

Change in assets and liabilities:
         (Increase) in accounts receivable                                                (2,245)            (2,499)
         Decrease/(increase) in inventories                                                9,622             (5,157)
         (Increase) in prepaid expenses                                                     (788)            (1,579)
         Increase in accounts payable                                                     22,896              5,061
         (Decrease)/increase in income taxes payable                                      (3,328)             4,614
         Increase in other liabilities                                                       810              5,073
----------------------------------------------------------------------------- ------------------- ------------------
Net Cash Provided By Operating Activities                                                 72,954             40,721

Cash Flow From Investing Activities
----------------------------------------------------------------------------- ------------------- ------------------
(Increase)/decrease in short-term investments                                                14              (2,958)
Additions to property, plant and equipment                                              (14,931)            (24,120)
Purchase of USA Detergent common stock                                                  (10,360)                  -
Proceeds from sale of mineral rights                                                           -             16,762
Investment in affiliates                                                                 (2,860)             (9,364)
Distributions from unconsolidated affiliates                                               2,788              2,861
Proceeds from repayment of notes receivable                                                3,000              3,329
Purchase of other assets                                                                 (2,590)             (3,341)
Goodwill and other intangibles adjustment                                                  1,507                  -
Proceeds from sale of fixed assets                                                           863                  -
Purchase of intangibles                                                                     (861)                 -
----------------------------------------------------------------------------- ------------------- ------------------
Net Cash (Used In) Investing Activities                                                  (23,430)           (16,831)

Cash Flow From Financing Activities
----------------------------------------------------------------------------- ------------------- ------------------
Long-term debt (repayments)                                                              (34,874)            (3,817)
Short-term debt borrowing (repayments)                                                     7,602             (7,353)
Payment of cash dividends                                                                 (8,071)            (7,371)
Proceeds from stock options exercised                                                      4,551              5,470
Purchase of treasury stock                                                               (20,094)            (7,900)
----------------------------------------------------------------------------- ------------------- ------------------
Net Cash (Used In) Financing Activities                                                  (50,886)           (20,971)

Net Change In Cash and Cash Equivalents                                                   (1,362)             2,919
Cash And Cash Equivalents At Beginning Of Year                                            19,765             16,189
----------------------------------------------------------------------------- ------------------- ------------------
Cash And Cash Equivalents At End Of Period                                               $18,403            $19,108
----------------------------------------------------------------------------- ------------------- ------------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1. The consolidated balance sheet as of September 29, 2000, the consolidated statements of income and retained earnings for the three and nine months ended September 29, 2000 and October 1, 1999, and the consolidated statements of cash flow for the nine months ended September 29, 2000 and October 1, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments, except for the item in Note 6) necessary to present fairly the financial position, results of operations and cash flow at September 29, 2000 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report to shareholders. The results of operations for the period ended September 29, 2000 are not necessarily indicative of the operating results for the full year.

      2.       Inventories consist of the following:

                                                                                           Sept. 29,      Dec. 31,
      (in thousands)                                                                         2000           1999
-------------------------------------------------------------------------------------------------------------------------------
      Raw materials and supplies                                                             $21,922       $25,698
      Work in process                                                                             23            22
      Finished goods                                                                          40,856        46,950
                                                                                    ------------------------------
                                                                                             $62,801       $72,670
-------------------------------------------------------------------------------------------------------------------------------


      3.         Property, Plant and Equipment consist of the following:

                                                                                           Sept. 29,      Dec. 31,
      (in thousands)                                                                         2000           1999
-------------------------------------------------------------------------------------------------------------------------------
      Land                                                                                 $   5,589     $   5,741
      Buildings and improvements                                                              77,278        85,411
      Machinery and equipment                                                                201,507       221,783
      Office equipment and other assets                                                       14,819        15,434
      Software                                                                                 5,857         5,857
      Mineral rights                                                                             322           328
      Construction in progress                                                                18,772         4,960
                                                                                    ------------------------------
                                                                                             324,144       339,514
      Less accumulated depreciation and amortization                                         155,029       157,295
                                                                                     -----------------------------
      Net Property, Plant and Equipment                                                     $169,115      $182,219
-------------------------------------------------------------------------------------------------------------------------------


      4.       Earnings Per Share

      Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding.

      5.       Recent Accounting Developments

      The Company recognizes revenue when product is shipped to trade customers. The Company has reviewed SEC Staff Accounting Bulletin No.101, Revenue Recognition in Financial Statements, issued in December 1999, and has determined it will not have a material effect on the Company's consolidated financial statements.

      During the third quarter, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". This EITF issue addresses income statement classification of amounts charged to customers for shipping and handling, as well as for costs incurred related to shipping and handling. The issue requires amounts invoiced to customers that relate to this be included as part of revenue and suggests the expense classified in cost of sales. The Company's Specialty Products Division currently offsets amounts charged to customers in cost of sales. This reclassification is approximately $10 million annually.

      The EITF also issued EITF 00-14, "Accounting for Certain Sales Incentives". This issue addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, not included as a marketing expense as the Company does today. This reclassification is approximately $20 million annually.

      Both EITF issues are effective for the fourth quarter 2000 and there is no net income impact.

      In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 in the 2001 financial statements. The Company continues to evaluate this Statement and, based on available information, there does not appear to be a material impact on the Company's consolidated financial statements.


      6.       Restructuring, Impairment and Other Items

      During the quarter, the Company recorded a pre-tax charge of $21.9 million relating to three major elements: a $14.3 million book write-down of the Company's Syracuse N.Y. manufacturing facility, a $2.1 million charge for potential carrying and site clearance costs, and a $5.5 million severance charge related to both the Syracuse shutdown and the sales force reorganization. The Company expects to incur a further $1.9 million in accelerated depreciation from the plant shutdown and an estimated $3 million in integration costs over the next 9 to 12 months. These additional charges, most of which will flow through cost of sales, will bring the total one-time cost to approximately $27 million. The cash portion of this one-time cost, however, will be less that $5 million after tax.

      During 1999, the Company recorded a pre-tax charge of $6.6 million for impairment and certain other items relating to a planned plant shutdown which included the rationalization of both toothpaste and powder laundry detergent production.

      Components of the outstanding reserve balance included in accounts payable accrued expenses consist of the following:


                                                                                      Disposals/
                                        Reserves at             Restructuring         Adjustments       Reserves at
      (In thousands)                    Dec. 31, 1999             Charge              Payments          Sept. 29, 2000
--------------------------------------------------------------------------------------------------------------------------------

      Severance and other charges            $268                  $ 5,458           $      17              $5,743
      Fixed asset write-down and
          Demolition                            -                   16,453             (14,324)              2,129
---------------------------------------------------------------------------------------------------------------------------------
                                             $268                  $21,911            ($14,307)             $7,872


      7.       Segment Information

      Segment sales and operating profit/(loss) for the third quarter and year to date 2000 and 1999 are as follows:

                                                                               Unconsolidated
      (In thousands)                      Consumer          Specialty           Affiliates        Corporate       Total
-----------------------------------------------------------------------------------------------------------------------------------
      Net Sales
         Third quarter 2000              $161,021             $44,842            $(6,016)               -        $199,847
         Third quarter 1999               149,683              42,964             (6,698)               -         185,949

         Year to date 2000                477,763             131,901            (18,322)               -         591,342
         Year to date 1999                441,546             124,731            (19,255)               -         547,022

      Operating Profit/(Loss)
         Third quarter 2000                14,004               7,056               (843)         (21,911)         (1,694)
         Third quarter 1999                13,035               6,318             (1,355)            (435)         17,563

         Year to date 2000                 40,135              20,059             (1,972)         (21,911)         36,311
         Year to date 1999                 29,897              20,306             (5,272)           5,582          50,513

-----------------------------------------------------------------------------------------------------------------------------------

      Product line net sales data for the third quarter and year to date periods are as follows:

                     Laundry and  Oral and                                                           Uncon-
                     Household    Personal      Deodor-      Specialty    Animal      Specialty     solidated
                      Cleaners       Care        izing       Chemicals   Nutrition     Cleaners     Affiliates        Total
-----------------------------------------------------------------------------------------------------------------------------------
      3rd Qtr 2000     $75,756     $38,534      $46,731       $25,995      $16,974      $1,873      $(6,016)     $199,847
      3rd Qtr 1999      66,393      40,958       42,332        24,918       15,301       2,745       (6,698)      185,949

      YTD 2000         232,757     119,639      125,367        77,777       48,087       6,037      (18,322)      591,342
      YTD 1999         204,011     122,759      114,776        72,046       45,470       7,215      (19,255)      547,022
-----------------------------------------------------------------------------------------------------------------------------------



      8.       Comprehensive Income

      The following table presents the Company's Comprehensive Income for the three and nine months ending September 29, 2000 and October 1, 1999.


                                                           Three Months Ended                  Nine Months Ended
                                                        -------------------------            ----------------------
                                                         Sept. 29        Oct. 1,             Sept. 29        Oct. 1,
      (in thousands)                                       2000           1999                2000            1999
---------------------------------------------------------------------------------------------------------------------------------
      Net Income                                          $(1,236)        $11,379             $22,871         $34,200
      Other Comprehensive Income, net of tax:
         Foreign exchange translation adjustments            (534)           (535)             (1,145)         (4,331)
         Available for Sale securities                        252               -              (2,099)              -
                                                        -------------------------              ----------------------
      Comprehensive Income/(Loss)                         $(1,518)        $10,844             $19,627         $29,869
---------------------------------------------------------------------------------------------------------------------------------


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------

For the quarter ended September 29, 2000, the Company recorded a net loss of $(1.2) million, equivalent to basic earnings/(loss) of $(.03) per share, from $11.4 million or $.29 per share, in last year's third quarter. Diluted earnings/(loss) were $(.03) per share compared to $.28 per share last year. The Company recorded a pre-tax charge of $21.9 million or $.35 per share relating to the planned shutdown of the Syracuse N.Y. manufacturing facility as a result of the formation of the ARMUS joint venture. Excluding this charge, net income would have been $12.7 million or $.32 per share. For the first nine months of 2000, net income was $22.9 million or basic earnings of $.60 per share compared to $34.2 million or $.88 per share last year. Diluted earnings were $.57 per share compared to $.84 per share last year. The prior year results include a net pre-tax gain of $5.6 million or $.08 per share from the sale of mineral reserves partially offset by plant impairment charges relating to a plant closing. Excluding the one-time items in both years, net income rose 19% to $36.8 million this year from $30.8 million last year and diluted earnings per share rose 21% to $.92 per share this year from $.76 per share last year.

Net sales for the quarter increased by 7.5% to $199.8 million from $185.9 million in the same period last year. Consumer product sales increased 7.6%, led by strong growth in toothpaste, laundry detergent, cat litter and the recently acquired bathroom cleaner brands. This was partially offset by lower deodorant and gum sales. Specialty products sales increased 7.2% led by growth in animal nutrition.

Net sales for the first nine months of 2000 increased 8.1% to $591.3 million, with consumer products up 8.2% and specialty products up 7.7%. This year's number includes two acquisitions completed in 1999: the Brazilian specialty chemical company QGN, in which the Company acquired a controlling interest in May and the two bathroom cleaners, SCRUB FREE(R) and CLEAN SHOWER(R) acquired in December. Excluding the product lines acquired last year, sales of established consumer products increased 1.8% and specialty products .6%. Deodorizing products increased primarily due to strong Cat Litter sales, while Laundry & Household Cleaning (exclusive of the bathroom cleaning products) was virtually unchanged and Oral & Personal Care products were slightly lower.

The Company's gross margin of 45.1% and 44.7% for the quarter and nine-month period, respectively, was slightly lower versus the same periods of 1999. The current year's periods benefited from the elimination of co-packers to meet higher than expected order requirements in 1999 and manufacturing and distribution efficiencies in 2000, stemming partially from the Greenville plant shutdown in 1999. These favorable margin improvements were offset by higher raw and packaging materials for consumer products.

Advertising, consumer and trade promotion expenses were higher for the quarter and nine month periods. Increased advertising on Deodorizing products, and expenses associated with the bathroom cleaning products acquired late in 1999 were partially offset by lower expenses for ARM & HAMMER DENTAL CARE GUM and Deodorant.

Selling, general and administrative expenses decreased $.4 million in the current quarter and increased $2.4 million for the nine month period. The decrease in the quarter is largely due to lower selling expenses as the Company has combined its sales force with USA Detergent as a first step in making ARMUS operational, supported by a single national broker organization. This decrease is partially offset by personnel-related costs, and amortization of intangibles relating to the bathroom cleaners acquisition. The increase for the nine month period was also due to higher personnel related costs, and amortization of intangibles, partially offset by lower deferred compensation liability.

During the quarter, the Company recorded a pre-tax charge of $21.9 million relating to three major elements: a $14.3 million book write-down of the Company's Syracuse N.Y. manufacturing facility, a $2.1 million charge for potential carrying and site clearance costs, and a $5.5 million severance charge related to both the Syracuse shutdown and the sales force reorganization. The Company expects to incur a further $1.9 million in accelerated depreciation from the plant shutdown and an estimated $3 million in integration costs over the next 9 to 12 months. These additional charges, most of which will flow through cost of sales, will bring the total one-time cost to approximately $27 million. The cash portion of this one-time cost, however, will be less that $5 million after tax, and the Company expects to recover this amount from synergies and other sources by year-end 2001.

During the second quarter the ArmaKleen Company, a 50/50 joint venture between Church & Dwight and the Safety- Kleen Company recorded a bad debt provision relating to Safety-Kleen filing chapter 11. This caused the ArmaKleen Company to record a $1.4 million charge in the quarter, resulting in a $.7 million charge to Church & Dwight. The Company believes that the debtor in possession financing in place for Safety-Kleen, along with the relief of its pre-petition debt load, will enable it to emerge from chapter 11 as a going concern, thereby enabling the viability of the ArmaKleen Company. Should the Company be wrong in its base assumption about the viability of the ArmaKleen Company because the business with Safety-Kleen no longer exists, the results of operations and balance position of the Company would be adversely affected.

ArmaKleen's results and lower earnings from Armand Products caused earnings from affiliates to be lower from last year for both the quarter and nine month periods.

Investment income increased the nine month period due to the receipt of interest from the Fluid Packaging note.

Interest Expense was higher in both the three and nine month periods due to an increased amount of debt.

The effective tax rate for the nine months was 35.0%, down from 37.0% from last year. The decrease in the rate is a result of a lower effective state tax rate and lower taxes related to foreign activity.

Minority interest represents 25% of the net income associated with the Company's Brazilian subsidiary.

Liquidity and Capital Resources
-------------------------------

The Company considers cash and short-term investments as the principal measurement of its liquidity. At September 29, 2000, cash, including cash equivalents and short-term investments totaled $22.4 million as compared to $23.8 million at December 31,1999.

During the first nine months of 2000, the Company generated $73.0 million of cash flow from operating activities, received $3.0 million from Fluid Packaging, and $4.6 million from stock options exercised. Significant expenditures include the net repayment of debt of $27.3 million, the purchase of treasury stock of $20.1 million, additions to property, plant and equipment of $14.9 million, the purchase of 1.4 million shares of USA Detergent for $10.4 million and cash dividends of $8.1 million.

ARMUS LLC Joint Venture
-----------------------
On June 14, 2000, the Company announced it was forming a joint venture with USA Detergents which will combine both Companies laundry detergent businesses. The new venture, named Armus LLC, encompasses Church & Dwight's ARM & HAMMER Powder and Liquid Laundry Detergents and USA Detergents' XTRA Powder and Liquid Detergents and NICE `N FLUFFY Liquid Fabric Softener brands.

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

         (b) No reports on Form 8-K were filed for the three months ended September 29, 2000.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - Computation of Earnings Per Share
                     (In thousands except per share amounts)

                                                                   Three Months Ended                Nine Months Ended
                                                                ------------ ------------         ------------ ------------
                                                                 Sept. 29,     Oct. 1,             Sept. 29,     Oct. 1,
                                                                   2000         1999                 2000         1999
                                                                ------------ ------------         ------------ ------------
BASIC:
      Net Income/(Loss)                                            $(1,236)     $11,379              $22,871      $34,200

Weighted average shares outstanding                                 38,235       38,837               38,355       38,780

Basic earnings/(loss) per share                                     $(0.03)       $0.29                $0.60        $0.88

DILUTED:
      Net Income/(Loss)                                            $(1,236)     $11,379              $22,871      $34,200

Weighted average shares outstanding                                 38,235       38,837               38,355       38,780
Incremental shares under stock option plans                          1,401        2,260                1,576        2,107
                                                                ------------ ------------         ------------ ------------
Adjusted weighted average shares outstanding                        39,636       41,097               39,931       40,887
                                                                ------------ ------------         ------------ ------------

Diluted earnings/(loss) per share                                   $(0.03)       $0.28                $0.57        $0.84

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 CHURCH & DWIGHT CO.,INC.
                                                 ------------------------
                                                 (REGISTRANT)






DATE:  November 9, 2000                          Zvi Eiref
     ------------------------------------        ---------
                                                 ZVI EIREF
                                                 VICE PRESIDENT FINANCE AND
                                                 CHIEF FINANCIAL OFFICER






DATE: November 9, 2000                           Gary P. Halker
     -------------------------------------       --------------
                                                 GARY P. HALKER
                                                 VICE PRESIDENT, CONTROLLER AND
                                                 CHIEF INFORMATION OFFICER