Form 10-K
period 2000-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2001-03-09
CIK 313927

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-K
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-10585

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2001, 37,173,827 shares of Common Stock held by non-affiliates were outstanding with an aggregate market value of approximately $813 million. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on February 28, 2001.

As of February 28, 2001, 38,589,102 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART III Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2001.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                     PART I

ITEM                                                                       PAGE

1.    Business                                                             - 1 -
2.    Properties                                                           - 6 -
3.    Legal Proceedings                                                    - 7 -
4.    Submission of Matters to a Vote of Security Holders                  - 7 -


                                     PART II


5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters                                             - 7 -
6.    Selected Financial Data                                              - 7 -
7.    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        - 7 -
7a.   Quantitative and Qualitative Disclosures about Market Risk           - 7 -
8.    Financial Statements and Supplementary Data                          - 7 -
9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                            - 7 -


                                    PART III


10.   Directors and Executive Officers of the Registrant                   - 8 -
11.   Executive Compensation                                               - 8 -
12.   Security Ownership of Certain Beneficial Owners and Management       - 8 -
13.   Certain Relationships and Related Transactions                       - 8 -


                                     PART IV


14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K      - 8 -

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

     The Company sells its products, primarily under the ARM & HAMMER(R) trademark, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors. ARM & HAMMER is the registered trademark for a line of consumer products which includes ARM & HAMMER Baking Soda, ARM & HAMMER DENTAL CARE(R) Dentifrices and ARM & HAMMER DENTAL CARE Gum, ARM & HAMMER Carpet Deodorizer, ARM & HAMMER Deodorizing Air Freshener, ARM & HAMMER Powder and Liquid Laundry Detergent, ARM & HAMMER SUPER SCOOP(R) and ARM & HAMMER SUPER STOP(R) Cat Litter and ARM & HAMMER Deodorant Anti-Perspirant with Baking Soda. The ARM & HAMMER trademark is also used for a line of chemical products, the most important of which are sodium bicarbonate, ammonium bicarbonate, sodium sesquicarbonate, ARM & HAMMER MEGALAC(R) Rumen Bypass Fat and ARMEX(R) Blast Media. The Company also owns BRILLO(R) Soap Pads and other consumer products. In 2000, consumer products represented approximately 80% and specialty products 20% of the Company's sales. Approximately 88% of the Company's sales revenues are derived from sales in the United States.

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

     The deodorizing properties of baking soda have since led to the development of several other household products; ARM & HAMMER Carpet Deodorizer and ARM & HAMMER Deodorizing Air Freshener are both available in a variety of fragrances. In 1992, the Company launched ARM & HAMMER Cat Litter Deodorizer, a scented baking soda product targeted to cat-owning households and veterinarians. During the fourth quarter of 1997, the Company introduced nationally ARM & HAMMER SUPER SCOOP(R), The Baking Soda Clumping Litter, which competes in the fast-growing clumping segment of the cat litter market. Following its success, the Company launched ARM & HAMMER SUPER STOP(R) Clay Litter in late 1999. In early 2001, the Company introduced ARM & HAMMER Vacuum Free(TM) Foam Carpet Deodorizer, a companion product to ARM & HAMMER Carpet Deodorizer.

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

     ARM & HAMMER Baking Soda has long been used as a dentifrice. Its mild cleansing action cleans and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties have led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE brand name. In 1998, the Company introduced ARM & HAMMER DENTAL CARE Gum, a baking soda based oral care product that is available in four flavors. In 1999, the Company introduced ARM & HAMMER ADVANCE WHITE, a line of dentifrice for the whitening segment of the toothpaste market and ARM & HAMMER P.M., the first toothpaste specifically formulated for nighttime oral care. In 2000, the Company introduced ARM & HAMMER SENSATION, a toothpaste targeted to 15-34 year olds, ARM & HAMMER DENTAL CARE Kids Gum and in early 2001, ARM & HAMMER ADVANCE WHITE Gum, a companion product to the Advance White toothpaste.

     The Company markets and sells, ARM & HAMMER Deodorant Anti-Perspirant with Baking Soda, and ARM & HAMMER Deodorant with Baking Soda. These products are available in various scented and unscented stick, aerosol and roll-on forms.

     In 1997, the Company acquired a group of five household cleaning brands from The Dial Corporation. The brands acquired were BRILLO(R) Soap Pads and other steel wool products, PARSONS(R) and BO-PEEP(R) Ammonia, CAMEO(R) Metal Polish, RAIN DROPS(R) Water Softener and SNO BOL(R) Cleaners. In 1998, the Company purchased from The Dial Corporation TOSS `N SOFT(R) Dryer Sheets. During 1999, the Company entered the bathroom cleaner category with the acquisition of two major brands, CLEAN SHOWER(R) and SCRUB FREE(R). As part of the Scrub Free transaction, the Company also acquired the DELICARE(R) fine fabric wash brand. The acquisition of these brands broadens the Company's base of household cleaning products, and fits well within the Company's current sales, marketing and distribution activities.

     COMPETITION

            For  information  regarding  competition,  see page 4  through  5 of
Exhibit 99.

     DISTRIBUTION

     The Company's consumer products are primarily marketed throughout the United States and Canada and sold through supermarkets, mass merchandisers and drugstores. The Company employs a sales force based regionally throughout the United States. This sales force utilizes the services of independent food brokers in each market. The Company's products are strategically located in Church & Dwight plant and public warehouses and either picked up by customers or delivered by independent trucking companies.

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

     In January 1999, the Company formed a joint venture with the Safety-Kleen Corporation called the ArmaKleen Company. This joint venture distributes Church & Dwight's proprietary product line of aqueous cleaners along with the Company's Armex Blast Media line which is designed for the removal of a wide variety of surface coatings. In 1999, the Company sold the equipment portion of the Armex blast cleaning business to U.S. Filter Surface Preparation Group, Inc., a U.S. Filter Company.

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

     During 1997, the Company acquired a 40 percent equity interest in QGN/Carbonor, a Brazilian bicarbonate/carbonate-related chemical company. The Company exercised its option to increase its interest to 75 percent during 1999.

     COMPETITION

     For information regarding competition, see pages 4 through 5 of Exhibit 99.

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

     The production of sodium bicarbonate requires two basic raw materials, soda ash and carbon dioxide. The primary source of soda ash used by the Company is the mineral, trona, which is found in abundance in southwestern Wyoming, near the Company's Green River plant. The Company had acquired a number of leases allowing it to extract these trona deposits. In January 1999, the Company sold most of these leases to Solvay Minerals, Inc. The Company retains adequate trona reserves to support the requirements of the sodium bicarbonate business and may acquire other leases in the future as the need arises.

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

     At the Company's Green River, Wyoming plant, the Company produces laundry detergent powder employing a process utilizing raw materials readily available from a number of sources. Therefore, the supply of appropriate raw materials to manufacture this product is adequate.

     During 1995, a liquid laundry detergent manufacturing line was constructed in the Company's Syracuse, New York Plant. This line was capable of producing virtually all of the Company's liquid laundry detergent requirements. The Company, when necessary, would utilize a contract manufacturer to meet higher demand. As a result of the ARMUS Joint Venture, all of the Company's liquid laundry detergent production will be shifted to USA Detergents' plants. The Syracuse plant will be shut down at the end of the first quarter 2001. USA Detergents has enough capacity to produce all of Church & Dwight's requirements. The BRILLO product line and the Company's Dryer Sheets line are manufactured at the Company's London, Ohio plant. ARM & HAMMER DENTAL CARE Gum, PARSONS(R)
Ammonia, CAMEO(R) Metal Polish, RAIN DROPS(R) Water Softener, SNO BOL(R) Cleaners SCRUB FREE and DELICARE, are contract manufactured for the Company under various agreements. Alternative sources of supply are available in case of disruption or termination of the agreements.

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

     CUSTOMERS AND ORDER BACKLOG

     A group of three Consumer Products customers accounted for approximately 21% of consolidated net sales in 2000, including a single customer which accounted for approximately 13%. A group of three customers accounted for approximately 20% of consolidated net sales in 1999 including a single customer which accounted for approximately 12%. This group accounted for 16% in 1998.

     The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

     RESEARCH & DEVELOPMENT

     The Company's Research and Development Department is engaged in work on product development, process technology and basic research. During 2000, $19,363,000 was spent on research activities as compared to $17,921,000 in 1999 and $16,448,000 in 1998.


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

     EMPLOYEES

     At December 31, 2000 , the Company had 1,439 employees. The Company is party to a labor contract with the United Steelworkers of America covering approximately 109 hourly employees at its Syracuse, New York plant which is scheduled to close in early 2001; and, with the United Industrial Workers of North America at its London, Ohio plant which contract continues until September 28, 2002. The Company believes that its relations with both its union and non-union employees are satisfactory.

     CLASSES OF SIMILAR PRODUCTS

     The Company's operations constitute two operating segments. The table set forth below shows the percentage of the Company's net sales contributed by each group of similar products marketed by the Company during the period from January 1, 1996 through December 31, 2000.

                                               % of Net Sales
 -------------------------------------------------------------------------------
                                  2000      1999     1998     1997      1996
                                  ----      ----     ----     ----      ----

    Consumer Products               80        79       81       79        78

    Specialty Products              20        21       19       21        22


ITEM 2.     PROPERTIES

     The Company's executive offices and research and development facilities are owned by the Company, subject to a New Jersey Industrial Revenue Bond, and are located on 22 acres of land in Princeton, New Jersey, with approximately 72,000 square feet of office and laboratory space. In addition, the Company leases space in two buildings adjacent to this facility which contain approximately 90,000 square feet of office space. The Company also leases regional sales offices in various locations throughout the United States. The Company is currently constructing an additional 55,000 square feet of administration space to its Princeton facility.

     At Syracuse, New York the Company owns a 16 acre site and plant which includes a group of connected buildings containing approximately 270,000 square feet of floor space. This plant is used primarily for the manufacture and packaging of liquid laundry detergent. As previously mentioned, the Company will be closing the plant in early 2001 and shifting liquid laundry detergent production to USA Detergents' facilities. The Company is currently evaluating options as to the disposition of the facility. This will be completed during 2001.

     The Company's plant in Green River, Wyoming is located on 112 acres of land owned by the Company. The plant and related facilities contain approximately 273,000 square feet of floor space. The plant was constructed in 1968 and has since been expanded to a current capacity of 200,000 tons of sodium bicarbonate per year. This plant also manufactures powder laundry detergent and cat litter. During 2001, an additional 101,000 square feet of warehouse space will be added.

     The Company's plant in Old Fort, Ohio is located on 75 acres of land owned by the Company. The plant and related facilities contain approximately 208,000 square feet of floor space. The plant was completed in 1980 and has since been expanded to a capacity of 280,000 tons of sodium bicarbonate per year. During 2001, an additional 90,000 square feet of warehouse space will be added.

     In 1998, the Company purchased a 250,000 square foot manufacturing facility set on approximately 46 acres in Lakewood, New Jersey. The plant manufactures and packages the ARM & HAMMER Deodorant Anti-Perspirant product line, its dentifrice products which was relocated from the Company's Greenville, South Carolina, facility in 1999, ARM & HAMMER Deodorizing Air Freshener, and packages ARM & HAMMER Dental Care Gum. In 2000, CLEAN SHOWER bathroom cleaner production started. Previously it was contract manufactured.

     During 2000, the Company sold a portion of the facility it owns in Greenville, South Carolina. It expects to sell the remaining portion in 2001.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 2000.


                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

     The  Company's  common  stock  is  traded  on the New York  Stock  Exchange
(symbol: "CHD") This information appears under "Common Stock Price range and dividends," on page 5 of Exhibit 99 hereto, and on page 5 of Appendix B of the Proxy Statement, incorporated herein by reference. During 2000, there were no sales of unregistered securities.


ITEM 6.     SELECTED FINANCIAL DATA.

     This information appears under "Eleven-Year Financial Summary," on page 22 of Exhibit 99 hereto, and on page 22 of Appendix B of the Proxy Statement, incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     This information  appears under "Financial Review," on pages 1 through 5 of
Exhibit 99 hereto, and on pages 1 through 5 of Appendix B of the Proxy Statement, incorporated herein by reference.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This information appears under "Market Risk" in the "Management's Discussion and Analysis," on pages 3 through 4 of Exhibit 99 hereto, and on pages 3 through 4 of Appendix B of the Proxy Statement, incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     These  statements  and data  appear on pages 6  through  21 of  Exhibit  99 hereto, and on pages 6 through 21 of Appendix B of the Proxy Statement, incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2000.


ITEM 11.    EXECUTIVE COMPENSATION.

     Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2000.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2000.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2000.



                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.      FINANCIAL STATEMENTS

     Consolidated Financial Statements and Independent Auditors' Report included in Exhibit 99 hereto, and in Appendix B of the Proxy Statement, incorporated herein by reference:

            Consolidated Statements of Income for each of the three years in the period ended December 31, 2000

            Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2000

            Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000

            Notes to Financial Statements

            Independent Auditors' Report


(a)  2.        FINANCIAL STATEMENT SCHEDULE

     Included in Part IV of this report:

            Independent Auditors' Report on Schedule

            For each of the three years in the period ended December 31, 2000:

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

          (b) Limited Liability Company Operation Agreement of Armus, LLC, dated as of June 14, 2000, between Church & Dwight Co., Inc. and USA Detergents, Inc. This document has been previously filed with the Securities and Exchange Commission on the Company's Quarterly Report on Form 10-Q, filed on August 14, 2000 and was approved under rule 24b-2 for priviliged and confidential treatment thereof.

          (c) Stock Purchase Agreement dated as of June 14, 2000, among USA Detergents, Inc., Church & Dwight Co., Inc. and Frederick R. Adler. This document has been previously filed with the Securities and Exchange Commission on the Company's Quarterly Report on Form 10-Q, filed on August 14, 2000.

               COMPENSATION PLANS AND ARRANGEMENTS

          (d) Indemnification Agreement for directors, and certain officers, employees, agents and fiduciaries, which was approved by stockholders at the Annual Meeting of Stockholders on May 7, 1987, and was included in the Company's definitive Proxy Statement dated April 6, 1987, (Commission file no. 1-10585) which is incorporated herein by reference.

          (e) Shareholder Rights Agreement dated August 27, 1999, between Church & Dwight Co., Inc. and ChaseMellon Shareholder Services, L.L.C., has been previously filed on August 31, 1999 with the Securities and Exchange Commission on the Company's Form 8-K, (Commission file no. 1-10585) which is incorporated herein by reference.

          (f) The Company's 1983 Stock Option Plan, which was approved by stockholders at the Annual Meeting of Stockholders on May 5, 1983, and was included in the Company's definitive Proxy Statement dated April 4, 1983, (Commission file no. 1-10585) which is incorporated herein by reference.

          g) Restricted Stock Plan for Directors which was approved by stockholders at the Annual Meeting of Stockholders on May 7, 1987, and was included in the Company's definitive Proxy Statement dated April 6, 1987, (Commission file no. 1-10585) which is incorporated herein by reference.

          (h) Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, (Commission file no. 1-10585) which is incorporated herein by reference.

          (i) Deferred Compensation Plan for Directors has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1987, (Commission file no. 1-10585) which is incorporated herein by reference.

          (j) Employment Service Agreement with Senior Management of Church & Dwight Co., Inc. has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1990, (Commission file no. 1-10585) which is incorporated herein by reference.

          (k) The Stock Option Plan for Directors which was approved by stockholders in May 1991, authorized the granting of options to non-employee directors. The full text of the Church & Dwight Co.,Inc. Stock Option Plan for Directors was contained in the definitive Proxy Statement filed with the Commission on April 2, 1991, (Commission file no. 1-10585) which is incorporated herein by reference.

          (l) A description of the Company's Incentive Compensation Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1992, (Commission file no. 1-10585) which is incorporated herein by reference.

          (m) Church & Dwight Co., Inc. Executive Stock Purchase Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1993, (Commission file no. 1-10585) which is incorporated herein by reference.

          (n) The 1994 Incentive Stock Option Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1994, (Commission file no. 1-10585) which is incorporated herein by reference.

          (o) The Compensation Plan for Directors, which was approved by stockholders at the Annual Meeting of Stockholders on May 9, 1996, and was included in the Company's definitive Proxy Statement filed with the Commission on April 1, 1996, (Commission file no. 1-10585) which is incorporated herein by reference.

     *(11)     Computation of earnings per share.

     *(13)     2000 Annual Report to Stockholders.

     *(21)     List of the Company's subsidiaries.

     *(23)     Consent of Independent Auditor.

     *(27)     Financial Data Schedule.

     *(99)     Financial Statements.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

               Copies of exhibits will be made available upon request and for a reasonable charge.

-------------------------------------------------------------------------------
*filed herewith

INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of
Church & Dwight Co., Inc.
Princeton, New Jersey


We have audited the consolidated financial statements of Church & Dwight Co., Inc. and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 23, 2001; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Church & Dwight Co., Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 23, 2001

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                   2000             1999              1998
------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

      Balance at beginning of year                               $1,552           $1,579            $1,532
------------------------------------------------------------------------------------------------------------------------------


      Additions:
            Charged to expenses and costs                           700              200               435
            Acquisition of subsidiary                                 -              122                 -
------------------------------------------------------------------------------------------------------------------------------
                                                                    700              322               435


      Deductions:
            Amounts written off                                     190              348               387
            Foreign currency translation adjustments                 10                1                 1
------------------------------------------------------------------------------------------------------------------------------



                                                                    200              349               388
------------------------------------------------------------------------------------------------------------------------------


      BALANCE AT END OF YEAR                                     $2,052           $1,552            $1,579
------------------------------------------------------------------------------------------------------------------------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
                     (In thousands except per share amounts)


                                                                            2000             1999           1998
------------------------------------------------------------------------------------------------------------------------------------
BASIC:
      Net Income                                                         $33,559          $45,357        $30,289

Weighted average shares outstanding                                       38,321           38,792         38,734

Basic earnings per share                                                   $0.88            $1.17          $0.78

DILUTED:
      Net Income                                                         $33,559          $45,357        $30,289

Weighted average shares outstanding                                       38,321           38,792         38,734
      Incremental shares under stock option plans                          1,612            2,251          1,316
------------------------------------------------------------------------------------------------------------------------------------

Adjusted weighted average shares outstanding                              39,933           41,043         40,050
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                                 $0.84            $1.11          $0.76

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                                   EXHIBIT 21
                       LIST OF THE COMPANY'S SUBSIDIARIES




1)       Church & Dwight Ltd./Ltee
         Incorporated in Canada

2)       C & D Chemical Products, Inc.
         Incorporated in the State of Delaware,
         D/B/A Armand Products Company, a Partnership

3)       Brotherton Speciality Products Ltd.
         Incorporated in the United Kingdom

4)       Industrias Bicarbon De Venezuela, S.A. - Ceased operation December 1998

5)       Quimica Geral do Nordeste S.A. (QGN)
         Incorporated in Brazil (75% Interest)


         The Company's remaining subsidiaries, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of December 31, 2000.

INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statements No. 33-60149, 33-60147, 33-24553, 33-6150 and 33-44881 on Form S-8 of our reports dated February 23, 2001 included in the Annual Report on Form 10-K of Church & Dwight Co., Inc. for the year ended December 31, 2000.



DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March  9 , 2001

                                                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2001.


                            CHURCH & DWIGHT CO., INC.


                            By:      /s/ Robert A. Davies, III
                                     -------------------------
                                     Robert A. Davies, III
                                     Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






/s/ Robert A. Davies, III      Chairman and                    February 28, 2001
-------------------------
Robert A. Davies, III          Chief Executive Officer




/s/ Zvi Eiref                  Vice President Finance and      February 28, 2001
-------------------------
Zvi Eiref                      Chief Financial Officer
                               (Principal Financial Officer)



/s/ Gary P. Halker             Vice President, Controller and  February 28, 2001
-------------------------
Gary P. Halker                 Chief Information Officer
                               (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William R. Becklean              Director                 February 28, 2001
-----------------------
William R. Becklean

/s/ Robert H. Beeby                  Director                 February 28, 2001
-------------------
Robert H. Beeby

/s/ Robert A. Davies, III            Chairman                 February 28, 2001
-------------------------
Robert A. Davies, III

/s/ Rosina B. Dixon, M.D.            Director                 February 28, 2001
-------------------------
Rosina B. Dixon, M.D.

/s/ J. Richard Leaman, Jr.           Director                 February 28, 2001
--------------------------
J. Richard Leaman, Jr.

/s/ Robert D. LeBlanc                Director                 February 28, 2001
---------------------
Robert D. LeBlanc

/s/ John D. Leggett, III, Ph.D       Director                 February 28, 2001
------------------------------
John D. Leggett, III, Ph.D.

/s/ John F. Maypole                  Director                 February 28, 2001
-------------------
John F. Maypole

/s/ Robert A. McCabe                 Director                 February 28, 2001
--------------------
Robert A. McCabe

/s/ Dwight C. Minton                 Chairman Emeritus        February 28, 2001
--------------------
Dwight C. Minton

/s/ Burton B. Staniar                Director                 February 28, 2001
---------------------
Burton B. Staniar

/s/ John O. Whitney                  Director                 February 28, 2001
-------------------
John O. Whitney