Form 10-Q
period 2001-03-30
CHURCH & DWIGHT CO INC /DE/
filed 2001-05-09
CIK 313927

1 of 14


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 30, 2001

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

  Yes     X                            No
      ----------                          ----------

                    As of May 1, 2001, there were 38,813,586 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                                                  Three Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                               March 30,                 Mar 31,
  (In thousands, except per share data)                                        2001                      2000
------------------------------------------------------------------------------------------------------------------------------------
 Net Sales                                                                      $256,527                $193,939
 Cost of sales                                                                   162,429                 109,462
------------------------------------------------------------------------------------------------------------------------------------

 Gross Profit                                                                     94,098                  84,477
 Advertising, consumer and trade promotion expenses                               46,133                  44,464
 Selling, general and administrative expenses                                     27,013                  21,349
------------------------------------------------------------------------------------------------------------------------------------

 Income from Operations                                                           20,952                  18,664

 Investment earnings                                                                 405                     319
 Other income/(expense)                                                           (1,003)                    250
 Interest expense                                                                   (670)                 (1,377)
 Equity in earnings of affiliates                                                  1,032                     854
------------------------------------------------------------------------------------------------------------------------------------

 Income before minority interest and taxes                                        20,716                  18,710
 Minority interest                                                                 1,984                      55

------------------------------------------------------------------------------------------------------------------------------------
 Income before taxes                                                              18,732                  18,655
 Income taxes                                                                      6,585                   6,923
------------------------------------------------------------------------------------------------------------------------------------

 Net Income                                                                       12,147                  11,732

 Retained earnings at beginning of period                                        276,700                 253,885
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 288,847                 265,617
 Dividends paid                                                                    2,699                   2,718
------------------------------------------------------------------------------------------------------------------------------------

 Retained earnings at end of period                                             $286,148                $262,899
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
 Weighted average shares outstanding - Basic                                      38,538                  38,679
------------------------------------------------------------------------------------------------------------------------------------
 Weighted average shares outstanding - Diluted                                    40,333                  40,449

 Earnings Per Share:

 Net income per share - Basic                                                      $.32                     $.30
 Net income per share - Diluted                                                    $.30                     $.29
------------------------------------------------------------------------------------------------------------------------------------
 Dividends Per Share:                                                              $.07                     $.07
------------------------------------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                     Mar. 30, 2001           Dec. 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Assets                                                                     (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Current Assets

     Cash and cash equivalents                                                 $  18,774               $  21,573
     Short-term investments                                                        1,994                   2,990
     Accounts receivable, less allowances of $2,146 and $2,052                    85,205                  64,958
     Inventories (Note 2)                                                         58,296                  55,165
     Deferred income taxes                                                        11,560                  11,679
     Prepaid expenses                                                              6,938                   6,162
------------------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                             182,767                 162,527
------------------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment(Net) (Note 3)                                      169,399                 168,570
Equity Investment in Affiliates                                                   19,781                  19,416
Long-Term Supply Contracts                                                         8,577                   8,152
Goodwill and Other Intangibles                                                    82,635                  83,974
Other Assets                                                                      22,175                  12,993
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $485,334                $455,632
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
Current Liabilities

     Short-term borrowings                                                     $  12,500                $ 13,178
     Accounts payable and accrued expenses                                       136,356                 129,268
     Current portion of long-term debt                                               685                     685
     Income taxes payable                                                          8,795                   6,007
------------------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                        158,336                 149,138
------------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                    19,749                  20,136
Deferred Income Taxes                                                             21,041                  17,852
Deferred and Other Long-Term Liabilities                                          13,494                  15,009
Nonpension Postretirement and Postemployment Benefits                             15,622                  15,392
Minority Interest                                                                  5,111                   3,455

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - $1.00 par value

     Authorized 2,500,000 shares, none issued                                          -                       -
Common Stock - $1.00 par value

     Authorized 100,000,000 shares, issued 46,660,988 shares                      46,661                  46,661
Additional paid-in capital                                                        25,016                  22,514
Retained earnings                                                                286,148                 276,700
Accumulated other comprehensive (loss)                                            (6,355)                 (9,389)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 351,470                 336,486
Common stock in treasury, at cost:

     7,990,246 shares in 2001 and 8,283,086 shares in 2000                       (99,489)               (101,836)
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                       251,981                 234,650
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                      $485,334                $455,632
------------------------------------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                         Three Months Ended
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                     Mar. 30, 2001           Mar. 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $12,147                 $11,732

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:

         Depreciation, depletion and amortization                                  6,241                   5,597
         Equity in earnings of affiliates                                         (1,032)                   (854)
         Deferred income taxes                                                       601                     372
         Other                                                                      (225)                     (8)

Change in assets and liabilities:
         (Increase) in accounts receivable                                       (20,767)                 (1,213)
         (Increase) in inventories                                                (3,539)                 (5,038)
         (Increase) in prepaid expenses                                             (862)                   (692)
         Increase in accounts payable                                             11,049                   9,490
         Increase in income taxes payable                                          4,161                   4,721
         Increase/(decrease) in other liabilities                                    733                    (593)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                                          8,507                  23,514

Cash Flow From Investing Activities
------------------------------------------------------------------------------------------------------------------------------------
Short-term investments decrease/(increase)                                           997                  (1,000)
Proceeds from sale of fixed assets                                                   509                       -
Additions to property, plant and equipment                                        (7,749)                 (5,358)
Purchase of USAD stock                                                            (4,948)                      -
Distributions from affiliates                                                        667                     323
Purchase of supply contract                                                         (786)                 (2,680)
Other long-term assets                                                              (185)                 (1,910)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                            (11,495)                (10,625)

Cash Flow From Financing Activities
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt (repayment)                                                          (273)                (10,282)
Short-term debt (repayment)/borrowing                                               (402)                  7,587
Proceeds from stock options exercised                                              3,563                   1,408
Purchase of treasury stock                                                             -                 (13,934)
Payment of cash dividends                                                         (2,699)                 (2,718)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities                                  189                 (17,939)

Net Change In Cash and Cash Equivalents                                           (2,799)                 (5,050)
Cash And Cash Equivalents At Beginning Of Year                                    21,573                  19,765
------------------------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                      $ 18,774                 $14,715
------------------------------------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated balance sheet as of March 30, 2001, the consolidated statements of income and retained earnings for the three months ended March 30, 2001 and March 31, 2000 and the consolidated statements of cash flow for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 annual report to shareholders. The results of operations for the period ended March 30, 2001 are not necessarily indicative of the operating results for the full year.

2.       Inventories consist of the following:                                   Mar. 30,               Dec. 31,
    (In thousands)                                                               2001                    2000
------------------------------------------------------------------------------------------------------------------------------------
Raw materials and supplies                                                       $16,381                 $18,696

Work in process                                                                       18                      25

Finished goods                                                                    41,897                  36,444
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 $58,296                 $55,165
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------



3.       Property, Plant and Equipment consist of the following:                 Mar. 30,               Dec. 31,
    (In thousands)                                                               2001                     2000
------------------------------------------------------------------------------------------------------------------------------------
Land                                                                          $    5,460              $    5,546

Buildings and improvements                                                        78,007                  78,781

Machinery and equipment                                                          212,222                 214,926

Office equipment and other assets                                                 15,480                  15,664

Software                                                                           5,343                   5,355

Mineral rights                                                                       275                     304

Construction in progress                                                          13,813                   6,463
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 330,600                 327,039
Less accumulated depreciation, depletion and amortization                        161,201                 158,469
------------------------------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                               $169,399                $168,570
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       Earnings Per Share

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding


5.       Recent Accounting Developments

The EITF issued EITF 00-14, "Accounting for Certain Sales Incentives". This issue addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, not included as a marketing expense as the Company does today. This reclassification is approximately $20 million annually. The EITF will be effective January, 2002 and there is no net income impact.

During the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." Under this statement, all derivatives, whether designated as hedging instruments or not, are required to be recorded on the balance sheet at fair value. Furthermore, changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period.

The Company entered into interest rate swap agreements, which are considered derivatives, to reduce the impact of changes in interest rates on its floating rate short-term debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. As of December 31, 2000 and March 30, 2001, the Company had swap agreements for a notional amount of $20 million, swapping debt with a three month libor rate for a fixed interest rate. These swaps, which expire in May, 2002 were fair valued at March 30, 2001 and January 1, 2001 and were recorded as a liability in the amount of $.6 million and $.4 million, respectively. Because the amounts involved were not material to its financial position or results of operations and cash flows, the Company did not designate its interest rate swaps as hedging instruments, accordingly, the changes in the value of these swaps of $.2 million during the quarter were recorded as part of other expense.

6.       USAD Acquisition

On April 2, 2001, the Company and USA Detergents, Inc. announced that they have entered into a definitive agreement under which the Company will acquire USA Detergents, its partner in the previously announced ARMUS LLC joint venture, for $7 per share in an all-cash transaction.

This combination will increase the Company's laundry products sales to over $400 million a year, making it the third largest company in the $6 billion retail U.S. laundry detergents business with three leading brands: ARM & HAMMER(R) and XTRA(R) Liquid and Powder Laundry Detergents and NICE'N FLUFFY(R) Liquid Fabric Softener.

The Company and USAD formed the ARMUS joint venture to combine their laundry products businesses in June 2000. Under its terms, the Company has management control of the venture and an option to buy USAD's interest in five years. The venture became operational on January 1, 2001, and the companies have already coordinated their sales and marketing, order processing and accounting, and manufacturing operations. The final phase of the venture, which is the consolidation of the warehousing and distribution operations, is in progress and scheduled for completion in the fourth quarter of 2001.

As part of the ARMUS venture, the Company has already acquired 2.1 million shares or 15% of USAD's stock for $15 million or $7 a share. The acquisition agreement extends the same offer price to USAD's remaining stockholders. The Company estimates the total transaction cost, including the assumption of debt, at approximately $120 million, which brings the Company's total investment in USAD, including the initial stock purchase, to $135 million before disposal of unwanted assets. The Company intends to finance the acquisition with bank debt.

The Company currently intends to divest USAD's non-laundry business, which accounted for less than 20% of USAD's sales in 2000, and other non-core assets as soon as possible after the merger. The Company's and USAD's boards of directors have unanimously approved the transaction, which is structured as a $7 per share cash tender offer for at least 51% of the outstanding USAD shares (on a fully diluted basis, not including out of the money options), followed by a merger at the same price per share. The consummation of the tender offer is subject to customary conditions, including expiration of applicable waiting periods under the antitrust/merger control laws of the United States.

If the transaction is not consummated under certain circumstances, the agreement obligates USAD to pay the Company a fee of $4 million. USAD is also obligated, if the transaction is not consummated under certain circumstances, to reimburse the Company up to $2 million of expenses.

The final merger would require the approval of the USAD shareholders at a special meeting called for such purpose unless the Company acquires at least 90% of the USAD shares in the tender offer, in which case the merger can be effected promptly after the consummation of the tender offer. If the Company acquires at least 90% of the USAD shares in the tender offer, at the close of the tender offer the Company would own a sufficient number of shares to approve the merger without the approval of any other USAD shareholders.

The Company filed on April 12, 2001 a Tender Offer Statement with the SEC and mailed a copy to each USAD shareholder. On the same day, USAD filed a Solicitation/Recommendation Statement with the SEC that will also be mailed to its shareholders. Under the terms of the definitive agreement, the offer is to be held open for a minimum of thirty business days. The transaction is expected to close late in the second calendar quarter of 2001.

7.       Restructuring, Impairment and Other Items

During 2000, the Company recorded a pre-tax charge of $21.9 million relating to three major elements: a $14.3 million book write-down of the Company's Syracuse N.Y. manufacturing facility, a $2.1 million charge for potential carrying and site clearance costs, and a $5.5 million severance charge related to both the Syracuse shutdown and the sales force reorganization. The Company also incurred plant and warehouse shutdown charges of $1.8 million in 2000 and $1.4 million in the first quarter of 2001 and expects an estimated $1.6 million in integration costs over the next 9 months. These additional charges will flow through cost of sales and will bring the total one-time cost to approximately $27 million. The cash portion of this one-time cost, however, will be less that $5 million after tax.

                                                       Reserves at                  Payments &         Reserves at
(In thousands)                                          Dec. 31, 2000              Adjustments          Mar. 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Severance and other charges                                 $5,239                 $ (823)                   $4,416
Site clearance costs                                         2,129                    (77)                    2,052
------------------------------------------------------------------------------------------------------------------------------------
                                                            $7,368                $ (900)                    $6,468


8.       Segment Information

Segment sales and operating profit for the first quarter of 2001 and 2000 and identifiable assets for the first quarter of 2001 and December 31, 2000 are as follows:

                                                                   Unconsolidated
(In thousands)                  Consumer           Specialty         Affiliates         Corporate          Total
------------------------------------------------------------------------------------------------------------------------------------
Net Sales
    First quarter 2001         $213,364             $49,330           $(6,167)                 -          $256,527
    First quarter 2000          155,452              44,772            (6,285)                 -           193,939

Operating Profit
    First quarter 2001           16,011               5,957            (1,016)                 -            20,952
    First quarter 2000           12,738               6,755              (829)                 -            18,664

Identifiable Assets

    First quarter 2001          322,646             141,669                 -             21,019           485,334
    December 31, 2000           282,678             143,112                 -             29,842           455,632
------------------------------------------------------------------------------------------------------------------------------------

Consumer assets increased as a result of the ARMUS joint venture.
------------------------------------------------------------------------------------------------------------------------------------
Product line net sales data for the first quarter periods are as follows:

                                Oral and   Deodorizing                                         Uncon-
                               Personal        and       Specialty      Animal   Specialty    solidated
                    Laundry        Care     Cleaners      Chemicals    Nutrition  Cleaners   Affiliates      Total
------------------------------------------------------------------------------------------------------------------------------------
1st Qtr 2001       $118,087      $36,779      $58,498      $29,330     $17,805     $2,195     $(6,167)     $256,527
1st Qtr 2000         58,163       41,570       55,719       26,695      15,841      2,236      (6,285)      193,939
------------------------------------------------------------------------------------------------------------------------------------

The Company has reclassified household cleaner sales with deodorizer sales due to the Company's internal management structure. Previously, it was combined with laundry products. Prior year sales have been restated.

9.       Comprehensive Income

The following table presents the Company's Comprehensive Income for the three months ending March 30, 2001 and March 31, 2000:

                                                                                        Three Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                               March 30,               March 31,
(In thousands)                                                                  2001                     2000
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                      $12,147                  $11,732
Other Comprehensive Income, net of tax:
    Foreign exchange translation adjustments                                     (1,589)                     290
    Available for Sale securities                                                 4,623                        -
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                            $15,181                  $12,022
------------------------------------------------------------------------------------------------------------------------------------


10.      Contingencies

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.

11.      Subsequent Event

On May 8, 2001, the Company announced that it has reached a definitive agreement to acquire the consumer products business of Carter-Wallace, Inc. in a partnership with the private equity group, Kelso & Company, for a total price of $739 million, including the assumption of certain debt. Under the terms of its agreements with Carter-Wallace and Kelso, the Company will acquire Carter-Wallace's U.S. antiperspirant and pet care businesses outright for about $128 million; and ArmKel, LLC, a 50/50 joint venture between the Company and Kelso, will acquire the rest of Carter-Wallace's domestic and international consumer products business for $611 million. The Company expects to account for its interest in ArmKel on an equity accounting basis.

Carter-Wallace's consumer business is estimated to have sales of more than $500 million and EBITDA of approximately $100 million. Major brands include Arrid(R) antiperspirants, Trojan(R) condoms, Nair(R) depilatories, First Response(R) pregnancy test kits, Pearl Drops(R) toothpaste and Lambert Kay pet care products. Approximately 60% of the sales are in the U.S., and the remaining 40% abroad, including Canada and the U.K. where the Company also operates, as well as Mexico, Western Europe and Australia.

Under the terms of its joint venture agreement with Kelso, the Company will have a call option to acquire Kelso's interest in ArmKel in three to five years after the closing, at fair market value subject to certain limits. If the Company does not exercise its call option, there are provisions for the sale of the assets after a certain period. The venture's Board will have equal representation from both sides, with the Company appointing the Chairman.

The Company estimates its financing needs for the purchase of Carter-Wallace's antiperspirant and pet care businesses and the initial capital contribution to ArmKel at approximately $240 million. In addition, as previously announced, the Company has $150 million of financing needs related to the USA Detergents transaction and existing debt, making the total requirements approximately $400 million. The Company has obtained a commitment letter from JPMorgan for a fully underwritten $500 million senior credit facility which will be syndicated in the bank and institutional markets.

The ArmKel venture itself will be financed with $229 million in equity contributions from the Company and Kelso and an additional $420 million in debt. ArmKel has obtained a commitment letter from JPMorgan and Deutsche Bank for $505 million to finance the debt portion of the joint venture balance sheet. Any debt on ArmKel's balance sheet will be without recourse to the Company.

The transaction is subject to approval by the Carter-Wallace stockholders, and to regulatory approvals and other customary conditions, including the satisfaction of bank financing conditions at the closing date. In addition, simultaneous with this transaction, Carter-Wallace and its pharmaceutical business will merge into a newly formed company set up by pharmaceutical industry executives and backed by two well-known private equity firms. While the Company and ArmKel are not affiliated with the pharmaceutical venture, ArmKel has agreed to provide certain transitional services to help this venture with the start-up of its operations at Carter-Wallace's main Cranbury, New Jersey facility. The closing of the consumer products acquisition is conditioned on the closing of the pharmaceutical company merger. The Company currently expects these transactions to close late in the third quarter.

12.      Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

For the quarter ended March 30, 2001, net income was $12.1 million, equivalent to basic earnings of $.32 per share, from $11.7 million or $.30 per share, in last year's first quarter. Diluted earnings were $.30 per share compared to $.29 per share last year. This year's first quarter results included $1.4 million in previously announced plant and warehouse shutdown costs related to the start-up of the ARMUS venture, which became operational January 1, 2001. Last year's first quarter results included a deferred compensation gain of $2.1 million which the Company had previously excluded in reporting ongoing earnings. Adjusting for these unusual items, diluted earnings increased 23% to $.32 per share from $.26 per share in the same quarter last year.

Sales increased 32.3% to $256.5 million from $193.9 million in the same period last year. Consumer products rose 37.3% primarily because of the addition of USAD's XTRA(R) Laundry Detergent and NICE'N FLUFFY(R) Liquid Fabric Softener brands. Deodorizers increased due to continued growth in cat litter; however, personal care sales declined. Specialty products increased 12.2% due to growth in animal nutrition and international operations.

Gross margin was 36.7% in the quarter, down from 43.6% a year ago. This reflects the impact of the consolidation of the lower margin USAD brands, which accounts for the majority of the decline. In addition, the plant and warehouse shutdown costs and lower personal care sales also contributed to the decline.

Advertising, consumer and trade promotion expenses increased $1.7 million versus 2000. Increases in laundry products as a result of the USAD brands were partially offset by reductions in deodorizers and cleaners.

Selling, general and administrative expenses increased from $21.3 million to $27.0 million. Higher deferred compensation expenses, costs associated with the ARMUS joint venture and higher professional costs were the main drivers of the increase.

Earnings from affiliates were higher as a result of an increase in ArmaKleen earnings.

Interest expense decreased from last year as a result of lower debt. Other expenses increased as a result that during the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS 133"),
"Accounting for Derivative Instruments and Hedging Activities." Under this statement, all derivatives, whether designated as hedging instruments or not, are required to be recorded on the balance sheet at fair value. Furthermore, changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period. Because the amounts involved were not material to its financial position or results of operations and cash flows, the Company did not designate its interest rate swaps as hedging instruments and changes in the value of these swaps of $.2 million during the quarter were recorded as part of other expense. In addition, foreign exchange losses associated with the Brazilian subsidiary also contributed to the increase.

The effective tax rate for the quarter was 35.2%, down from 37.1% in last year's first quarter which reflects a lower state tax rate.

Liquidity and Capital Resources

The Company considers cash and short-term investments as the principal measurement of its liquidity. At March 30, 2001, cash including cash equivalents and short-term investments totaled $20.8 million as compared to $24.6 million at December 31, 2000.

During the first quarter of 2001, the Company generated $8.5 million of cash flow from operating activities and received $3.6 million from stock option exercises. Significant expenditures include the purchase of approximately 704,000 shares of USAD stock for $4.9 million, property plant and equipment additions of $7.7 million and the payment of cash dividends of $2.7 million.

The Company estimates its financing needs for the purchase of Carter-Wallace's antiperspirant and pet care businesses and the initial capital contribution to ArmKel at approximately $240 million. In addition, as previously announced, the Company has $150 million of financing needs related to the USA Detergents transaction and existing debt, making the total requirements approximately $400 million. The Company has obtained a commitment letter from JPMorgan for a fully underwritten $500 million senior credit facility which will be syndicated in the bank and institutional markets.

Cautionary Note on Forward-Looking Statements

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

                           PART II - Other Information

Item 5.  Other Information

On May 8, 2001, the Company announced that it has reached a definitive agreement to acquire the consumer products business of Carter-Wallace, Inc. in a partnership with the private equity group, Kelso & Company, for a total price of $739 million, including the assumption of certain debt. Under the terms of its agreements with Carter-Wallace and Kelso, the Company will acquire Carter-Wallace's U.S. antiperspirant and pet care businesses outright for about $128 million; and ArmKel, LLC, a 50/50 joint venture between the Company and Kelso, will acquire the rest of Carter-Wallace's domestic and international consumer products business for $611 million. The Company expects to account for its interest in ArmKel on an equity accounting basis.

Carter-Wallace's consumer business is estimated to have sales of more than $500 million and EBITDA of approximately $100 million. Major brands include Arrid(R) antiperspirants, Trojan(R) condoms, Nair(R) depilatories, First Response(R) pregnancy test kits, Pearl Drops(R) toothpaste and Lambert Kay pet care products. Approximately 60% of the sales are in the U.S., and the remaining 40% abroad, including Canada and the U.K. where the Company also operates, as well as Mexico, Western Europe and Australia.

Under the terms of its joint venture agreement with Kelso, the Company will have a call option to acquire Kelso's interest in ArmKel in three to five years after the closing, at fair market value subject to certain limits. If the Company does not exercise its call option, there are provisions for the sale of the assets after a certain period. The venture's Board will have equal representation from both sides, with the Company appointing the Chairman.

The Company estimates its financing needs for the purchase of Carter-Wallace's antiperspirant and pet care businesses and the initial capital contribution to ArmKel at approximately $240 million. In addition, as previously announced, the Company has $150 million of financing needs related to the USA Detergents transaction and existing debt, making the total requirements approximately $400 million. The Company has obtained a commitment letter from JPMorgan for a fully underwritten $500 million senior credit facility which will be syndicated in the bank and institutional markets.

The ArmKel venture itself will be financed with $229 million in equity contributions from the Company and Kelso and an additional $420 million in debt. ArmKel has obtained a commitment letter from JPMorgan and Deutsche Bank for $505 million to finance the debt portion of the joint venture balance sheet. Any debt on ArmKel's balance sheet will be without recourse to the Company.

The transaction is subject to approval by the Carter-Wallace stockholders, and to regulatory approvals and other customary conditions, including the satisfaction of bank financing conditions at the closing date. In addition, simultaneous with this transaction, Carter-Wallace and its pharmaceutical business will merge into a newly formed company set up by pharmaceutical industry executives and backed by two well-known private equity firms. While the Company and ArmKel are not affiliated with the pharmaceutical venture, ArmKel has agreed to provide certain transitional services to help this venture with the start-up of its operations at Carter-Wallace's main Cranbury, New Jersey facility. The closing of the consumer products acquisition is conditioned on the closing of the pharmaceutical company merger. The Company currently expects these transactions to close late in the third quarter.

Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits

               (11) Computation of earnings per share

     b. No reports on Form 8-K were filed for the three months ended March 30, 2001.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      EXHIBIT 11 - Computation of Earnings
                         Per Share (In thousands except
                               per share amounts)

                                                                                    Three Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 March 30,             March 31,
                                                                                 2001                    2000
------------------------------------------------------------------------------------------------------------------------------------
BASIC:
      Net Income                                                                   $12,147               $11,732

Weighted average shares outstanding                                                 38,538                38,679

Basic earnings per share                                                              $.32                  $.30

DILUTED:

      Net Income                                                                   $12,147               $11,732

Weighted average shares outstanding                                                 38,538                38,679
      Incremental shares under stock option plans                                    1,795                 1,770
------------------------------------------------------------------------------------------------------------------------------------
Adjusted weighted average shares outstanding                                        40,333                40,449
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                                            $.30                  $.29






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHURCH & DWIGHT CO.,INC.
                                      ------------------------------------------
                                      (REGISTRANT)



DATE:    May 8, 2001                  /s/Zvi Eiref
       -----------------------        ------------------------------------------
                                      ZVI EIREF
                                      VICE PRESIDENT FINANCE



DATE:    May 8, 2001                  /s/Gary P. Halker
       -----------------------        ------------------------------------------
                                      GARY P. HALKER
                                      VICE PRESIDENT, CONTROLLER AND
                                      CHIEF INFORMATION OFFICER