Form 10-Q
period 2001-06-29
CHURCH & DWIGHT CO INC /DE/
filed 2001-08-09
CIK 313927

1 of 1
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 29, 2001

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

                         Yes X          No

 As of August 2, 2001, there were 38,981,068 shares of Common Stock outstanding.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS



                                                              Three Months Ended                 Six Months Ended
                                                           --------------------------       ---------------------------
                                                             June 29,     June 30,              June 29,     June 30,
(In thousands, except per share data)                         2001         2000                  2001        2000
-----------------------------------------------------------------------------------------------------------------------
NET SALES                                                    $257,095     $202,415              $513,622    $396,354
Cost of sales                                                 160,096      112,573               322,525     222,035
                                                          ---------------------------        --------------------------
GROSS PROFIT                                                   96,999       89,842               191,097     174,319
Advertising, consumer and trade promotion expenses             46,318       46,822                92,451      91,286
Selling, general and administrative expenses                   28,176       23,679                55,189      45,028
                                                          ---------------------------        --------------------------
INCOME FROM OPERATIONS                                         22,505       19,341                43,457      38,005
Investment earnings                                               446          866                   851       1,185
Other income/(expense)                                           (340)        (137)               (1,343)        113
Interest expense                                               (1,180)      (1,477)               (1,850)     (2,854)
Equity in earnings of affiliates                                1,151          324                 2,183       1,178
                                                          ---------------------------        --------------------------
Income before minority interest and taxes                      22,582       18,917                43,298      37,627
Minority interest                                               1,770          107                 3,754         162
                                                          ---------------------------        --------------------------
Income before taxes                                            20,812       18,810                39,544      37,465
Income taxes                                                    7,334        6,435                13,919      13,358
                                                          ---------------------------        --------------------------
NET INCOME                                                     13,478       12,375                25,625      24,107
Retained earnings at beginning of period                      286,148      262,899               276,700     253,885
                                                          ---------------------------        --------------------------
                                                              299,626      275,274               302,325     277,992
Dividends paid                                                  2,719        2,674                 5,418       5,392
                                                          ---------------------------        --------------------------
Retained earnings at end of period                           $296,907     $272,600              $296,907    $272,600
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - Basic                   38,861       38,152                38,699      38,416
Weighted average shares outstanding - Diluted                 40,850       39,650                40,596      40,052
-----------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE:
Net income per share - Basic                                     $.35         $.32                  $.66        $.63
Net income per share - Diluted                                   $.33         $.31                  $.63        $.60
-----------------------------------------------------------------------------------------------------------------------
DIVIDENDS PER SHARE:                                             $.07         $.07                  $.14        $.14
-----------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                                                            June 29, 2001    Dec. 31, 2000
-------------------------------------------------------------------------------- ----------------- ---------------
Assets
-------------------------------------------------------------------------------- ----------------- ---------------
Current Assets
     Cash and cash equivalents                                                            $17,255         $21,573
     Short-term investments                                                                   996           2,990
     Accounts receivable, less allowances of $2,176 and $2,052                             88,726          64,958
     Inventories (Note 2)                                                                  66,841          55,165
     Deferred income taxes                                                                 11,475          11,679
     Prepaid expenses                                                                      10,594           6,162
     Notes Receivable                                                                       8,088               -
                                                                                 ----------------- ---------------
Total Current Assets                                                                      203,975         162,527
-------------------------------------------------------------------------------- ----------------- ---------------
Property, Plant and Equipment (Net) (Note 3)                                              217,146         168,570
Equity Investment in Affiliates                                                            18,594          19,416
Long-Term Supply Contracts                                                                  8,290           8,152
Goodwill and Other Intangibles                                                            176,467          83,974
Other Assets                                                                               11,694          12,993
-------------------------------------------------------------------------------- ----------------- ---------------
TOTAL ASSETS                                                                             $636,166        $455,632
-------------------------------------------------------------------------------- ----------------- ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------- ----------------- ---------------
Current Liabilities
     Short-term borrowings                                                               $145,025         $13,178
     Accounts payable and accrued expenses                                                165,811         129,268
     Current portion of long-term debt                                                        685             685
     Income taxes payable                                                                   4,298           6,007
                                                                                 ----------------- ---------------
Total Current Liabilities                                                                 315,819         149,138
-------------------------------------------------------------------------------- ----------------- ---------------
Long-Term Debt                                                                              5,437          20,136
Deferred Income Taxes                                                                      14,109          17,852
Deferred and Other Long-Term Liabilities                                                   16,128          15,009
Nonpension Postretirement and Postemployment Benefits                                      15,800          15,392
Minority Interest                                                                           3,116           3,455

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock - $1.00 par value
     Authorized 2,500,000 shares, none issued                                                   -               -
Common Stock - $1.00 par value
     Authorized 100,000,000 shares, issued 46,660,988 shares                               46,661          46,661
Additional paid-in capital                                                                 27,429          22,514
Retained earnings                                                                         296,907         276,700
Accumulated other comprehensive (loss)                                                     (8,278)         (9,389)
                                                                                 ----------------- ---------------
                                                                                          362,719         336,486
Common stock in treasury, at cost:
     7,690,720 shares in 2001 and 8,283,086 shares in 2000                                (96,962)       (101,836)
-------------------------------------------------------------------------------- ----------------- ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                265,757         234,650
-------------------------------------------------------------------------------- ----------------- ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $636,166        $455,632
-------------------------------------------------------------------------------- ----------------- ---------------
See Notes to Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                              Six Months Ended
                                                                               ------------------------------------
(Dollars in thousands)                                                            June 29, 2001      June 30, 2000
------------------------------------------------------------------------------ ------------------ ------------------
CASH FLOW FROM OPERATING ACTIVITIES
------------------------------------------------------------------------------ ------------------ ------------------
NET INCOME                                                                               $25,625            $24,107

Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, depletion and amortization                                         12,350             11,489
         Equity in income from affiliates                                                 (2,183)            (1,178)
         Deferred income taxes                                                             1,961              1,373
         Other                                                                              (182)              (154)

Change in assets and liabilities:
         (Increase) in accounts receivable                                               (24,728)            (2,922)
         (Increase)/decrease in inventories                                               (3,615)             3,492
         (Increase) in prepaid expenses                                                   (1,499)              (784)
         (Decrease)/increase in accounts payable                                         (11,713)            14,504
         Increase/(decrease) in income taxes payable                                       1,000             (4,915)
         Increase in other liabilities                                                     1,794                142
------------------------------------------------------------------------------ ------------------ ------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                       (1,190)            45,154

CASH FLOW FROM INVESTING ACTIVITIES
Decrease in short-term investments                                                         1,994                  4
Additions to property, plant and equipment                                               (15,964)           (10,506)
Purchase of USA Detergent common stock                                                  (101,642)           (10,080)
Investment in Note Receivable                                                             (5,000)                 -
Investment in affiliates                                                                    (797)            (2,860)
Distributions from unconsolidated affiliates                                               3,005              1,953
Purchase of other assets                                                                       -             (1,148)
Proceeds from repayment of notes receivable                                                    -              3,000
Goodwill and other intangibles adjustment                                                      -              1,507
Proceeds from sale of fixed assets                                                         2,349                864
------------------------------------------------------------------------------ ------------------ ------------------
NET CASH (USED IN) INVESTING ACTIVITIES                                                 (116,055)           (17,266)

CASH FLOW FROM FINANCING ACTIVITIES
------------------------------------------------------------------------------ ------------------ ------------------
Short term debt borrowing                                                                150,000                  -
Long-term debt (repayments) borrowing                                                    (19,950)             6,753
Short term debts (repayments)                                                            (19,048)            (7,563)
Payment of cash dividends                                                                 (5,418)            (5,392)
Proceeds from stock options exercised                                                      7,343              2,999
Purchase of treasury stock                                                                     -            (15,875)
------------------------------------------------------------------------------ ------------------ ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      112,927            (19,078)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (4,318)             8,810
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            21,573             19,765
------------------------------------------------------------------------------ ------------------ ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $17,255            $28,575
------------------------------------------------------------------------------ ------------------ ------------------
See Notes to Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated balance sheet as of June 29, 2001, the consolidated statements of income and retained earnings for the three and six months ended June 29, 2001 and June 30, 2000, and the consolidated statements of cash flow for the six months ended June 29, 2001 and June 30, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at June 29, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 annual report to shareholders. The results of operations for the period ended June 29, 2001 are not necessarily indicative of the operating results for the full year.


2.       Inventories consist of the following:

                                                                                           June 29,         Dec. 31,
(in thousands)                                                                               2001            2000
------------------------------------------------------------------------------------- --------------- ---------------
Raw materials and supplies                                                                  $25,446          $18,696
Work in process                                                                                 585               25
Finished goods                                                                               40,810           36,444
                                                                                      --------------- ---------------
                                                                                            $66,841          $55,165
------------------------------------------------------------------------------------- --------------- ---------------


3.       Property, Plant and Equipment consist of the following:

                                                                                           June 29,       Dec. 31,
(in thousands)                                                                              2001           2000
------------------------------------------------------------------------------------- --------------- ---------------
Land                                                                                          $6,396        $ 5,546
Buildings and improvements                                                                    79,184         78,781
Machinery and equipment                                                                      235,262        214,926
Office equipment and other assets                                                             19,751         15,664
Software                                                                                       5,335          5,355
Mineral rights                                                                                   257            304
Construction in progress                                                                      33,927          6,463
                                                                                      --------------- ---------------
                                                                                             380,112        327,039
Less accumulated depreciation and amortization                                               162,966        158,469
                                                                                      --------------- ---------------
Net Property, Plant and Equipment                                                           $217,146       $168,570
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

The EITF also issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". This issue outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. The Company currently records such costs as marketing expenses. EITF 00-25 will require the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. The Company is required to implement EITF 00-25 for the quarter beginning January 1, 2002. The Company has not yet determined the effect of implementing the guidelines of EITF 00-25, but in any case, implementation will not have an effect on net income.

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

The Company entered into interest rate swap agreements, which are considered derivatives, to reduce the impact of changes in interest rates on its floating rate short-term debt. The swap agreements are contracts to exchange floating interest payments for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. As of December 31, 2000, the Company had swap agreements for a notional amount of $20 million, and as of June 29, 2001, the Company had swap agreements in the amount of $120 million, swapping debt with a three-month libor rate for a fixed interest rate. These swaps, of which $20 million expire in May 2002 and $100 million expire in December 2003, were recorded as a liability in the amount of $.6 million. Because the amounts involved were not material to its financial position or results of operations and cash flows, the Company did not designate its interest rate swaps as hedging instruments. The changes in the value of these swaps of $.2 million during the first six months of the year were recorded as part of other expense.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The Company expects to adopt this statement for transactions that occur after June 30, 2001. Management does not believe that SFAS No. 141 will have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". Under its changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company expects to adopt this statement upon its effective date. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

6.       USAD Acquisition and Non-Core Business Divestiture

On May 25, 2001, the Company and USA Detergents, Inc. ("USAD") closed on its previously announced merger agreement under which the Company acquired USAD, its partner in the previously announced ARMUS LLC joint venture, for $7 per share in an all-cash transaction.

This combination increased the Company's laundry products sales to over $400 million a year, making it the third largest company in the $6 billion retail U.S. laundry detergents business with three leading brands: ARM & HAMMER(R) and XTRA(R) Liquid and Powder Laundry Detergents and NICE'N FLUFFY(R) Liquid Fabric Softener.

The Company and USAD formed the ARMUS joint venture to combine their laundry products businesses in June 2000. Under its terms, the Company had management control of the venture and an option to buy USAD's interest in five years. The venture became operational on January 1, 2001, and the companies had already coordinated their sales and marketing, order processing and accounting, and manufacturing operations. The final phase of the venture, which is the consolidation of the warehousing and distribution operations, is in progress and scheduled for completion over the next 12 months.

As part of the ARMUS venture, the Company had already acquired 2.1 million shares or 15% of USAD's stock for $15 million or $7 a share. The acquisition agreement extended the same offer price to USAD's remaining stockholders. The Company estimates the total transaction cost, including the assumption of debt, and the initial stock purchase, to be approximately $135 million before disposal of unwanted assets. The Company financed the acquisition with a short term bridge loan.

The Company divested USAD's non-laundry business, which accounted for less than 20% of USAD's sales in 2000, and other non-core assets to former USAD executives.

A preliminary allocation of the purchase price is as follows:

(in thousands)
-------------------------------------------------------------- ----------------
Consideration paid (excluding debt assumption)                         $112,027
Financing Costs                                                           (935)
Net assets acquired as of May 25, 2001                                  (2,093)
Deferred tax adjustment                                                 (7,325)
Fixed asset adjustments                                                 (2,309)
Note receivable for divestiture of unwanted assets                      (2,000)
Other purchase accounting adjustments                                       751
                                                               ----------------
Preliminary excess purchase price                                       $98,116
-------------------------------------------------------------------------------

An appraisal of USAD is currently in process. The purchase price allocation will be modified based on its results. The preliminary excess purchase price is included in the Goodwill and Other Intangibles caption in the Consolidated Balance sheet as of June 29,2001 and is being amortized, using the straight line method over 30 years.

As noted, the Company divested USAD's non-laundry business and other non-core assets to former USAD executives concurrent with the merger agreement. The Company will have a 20% ownership interest in the newly formed company and contribute $200,000. The new company, USA Metro, Inc. ("USAM"), purchased inventory and other assets for a total of $5,087,000, in the form of two notes receivable. The inventory note of $3,087,000 is secured by a lien on the inventory. The note shall be due on December 31, 2001 and shall bear interest at 8% for the first ninety days and 10% thereafter. The interest rate shall increase to 12% for any period the loan remains outstanding beyond December 31, 2001. The note for all the other assets of $2,000,000 shall have a maturity of five years and bear interest at 8% for the first two years, 9% for the third year, 10% for the fourth year and 11% for the fifth year.

There shall be interest only payments for the first two years. Commencing with the start of the third year the principal and accrued interest shall be paid monthly based upon a five-year amortization. The unpaid principal and accrued interest as of the maturity date shall be payable in a lump sum at such time. In the event the unpaid principal and interest is not paid as of the maturity date, the interest rate shall increase by 300 basis points. In the case of default by USAM that is not remedied as provided in the note, the Company may convert the note to additional ownership in USAM.


7.       USAD Pro forma Results

The following are Pro forma Income Statements to reflect the USAD acquisition as if the merger had occurred on January 1, 2001. A comparable income statement for the year ago period is also presented.

(in thousands except for per share data)                 For the Six Months Ended
------------------------------------------------------------------------------------------------------------------------
                                  June 29, 2001                                         June 30, 2000
                    ----------------------------------------------    --------------------------------------------------
                    C&D       USAD          Adj's         Total          C&D         USAD         Adj's         Total
---------------- ---------- ---------- ---------------- ---------- -- ----------- ----------- --------------- ----------
Net Sales         $513,622   $113,542  $(97,638)  (1)    $529,526       $396,354    $125,809      $  -         $522,163

                                            (39)  (6)                                             (47)  (2)
                                           (818)  (7)                                            (986)  (3)
Net Income          25,625     (6,384)   (1,519)  (8)      16,784        $24,107         867   (1,830)  (4)      22,014
                                            (81)  (9)                                             (97)  (5)

Diluted E.P.S.       $ .63                                  $ .42          $ .60                                  $ .55
------------------------------------------------------------------------------------------------------------------------

(1)      To eliminate inter-company sales
(2)      To record six months of additional depreciation due to fair value adjustment - net of tax
(3)      To record six months of excess purchase price amortization - net of tax
(4)      To record six months of interest expense - net of tax
(5)      To record six months of deferred financing cost amortization - net of tax
(6)      To record five months of additional depreciation due to fair value adjustment - net of tax
(7)      To record five months of excess purchase price amortization - net of tax
(8)      To record five months of interest expense - net of tax
(9)      To record five months of deferred financing cost amortization - net of tax


8.       Other Item - Concentration of Risk

The Company has a concentration of risk with USA Metro, Inc. (USAM) at June 29, 2001 in the form of the following:

(in thousands)
-----------------------------------------------------------------------------------------------------------------------------
A 20% equity interest in USAM                                                                        $    200
Note receivable for inventory - due December 31, 2001                                                   3,087
Note receivable for other assets - payments start with the beginning of the third year                  2,000
Trade accounts receivable                                                                               2,362
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                      $ 7,649

Should USAM be unable to meet these obligations, the impact would have a material adverse effect to the Company's Consolidated Statement of Income.


9.       Carter-Wallace Acquisition

On May 8, 2001, the Company announced that it reached a definitive agreement to acquire the consumer products business of Carter-Wallace, Inc. in a partnership with the private equity group, Kelso & Company, for a total price of $739 million, including the assumption of certain debt plus transaction costs. Under the terms of its agreements with Carter-Wallace and Kelso, the Company will acquire Carter-Wallace's U.S. antiperspirant and pet care businesses outright for about $128 million; and ArmKel, LLC, a 50/50 joint venture between the Company and Kelso, will acquire the rest of Carter-Wallace's domestic and international consumer products business for $611 million. The Company expects to account for its interest in ArmKel on the equity method.

Carter-Wallace's consumer business is estimated to have sales of more than $500 million. Major brands include ARRID(R) antiperspirants, TROJAN(R) condoms, NAIR(R) depilatories, FIRST RESPONSE(R) pregnancy test kits, PEARL DROPS(R) toothpaste and Lambert Kay pet care products. Approximately 60% of the sales are in the U.S., and the remaining 40% abroad, including Canada and the U.K. where the Company also operates, as well as Mexico, Western Europe and Australia.

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

The Company estimates its financing needs for the purchase of Carter-Wallace's antiperspirant and pet care businesses and the initial capital contribution to ArmKel at approximately $240 million. In addition the Company has $150 million of financing needs related to the USA Detergents transaction and existing debt, making the total requirements approximately $400 million. The Company has obtained commitment letters from various banks, led by JPMorgan for a $510 million senior credit facility.

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


10.      Restructuring, Impairment and Other Items

During 2000, the Company recorded a pre-tax charge of $21.9 million relating to three major elements: a $14.3 million book write-down of the Company's Syracuse N.Y. manufacturing facility, a $2.1 million charge for potential carrying and site clearance costs, and a $5.5 million severance charge related to both the Syracuse shutdown and the sales force reorganization. The Company also incurred plant and warehouse shutdown charges of $1.8 million in 2000 and $1.4 million in the first half of 2001 and expects an estimated $1.6 million in integration costs over the next 12 months. These additional charges will flow through cost of sales and will bring the total one-time cost to approximately $27 million. The cash portion of this one-time cost, however, will be less that $5 million after tax.

                                                              Reserves at           Payments &           Reserves at
(In thousands)                                               Dec. 31, 2000          Adjustments         June 29, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Severance and other charges                                    $ 5,239             $ (1,218)               $ 4,021
Site clearance costs                                             2,129                 (404)                 1,725
-----------------------------------------------------------------------------------------------------------------------------------
                                                               $ 7,368             $ (1,622)               $ 5,746


11.      Segment Information

Segment sales and operating profit for the second quarter of 2001 and 2000 and identifiable assets for the second quarter of 2001 and December 31, 2000 are as follows:

                                                                         Unconsolidated
(In thousands)                      Consumer          Specialty           Affiliates        Corporate         Total
-----------------------------------------------------------------------------------------------------------------------------
NET SALES
   Second quarter 2001             $213,067             $50,419            $(6,391)               -        $257,095
   Second quarter 2000              161,290              47,683             (6,558)               -         202,415

   Year to date 2001                426,431              99,749            (12,558)               -         513,622
   Year to date 2000                316,742              92,455            (12,843)               -         396,354

OPERATING PROFIT
   Second quarter 2001               15,302               8,346             (1,143)                          22,505
   Second quarter 2000               13,393               6,248               (300)               -          19,341

   Year to date 2001                 31,313              14,303             (2,159)                          43,457
   Year to date 2000                 26,131              13,003             (1,129)               -          38,005

IDENTIFIABLE ASSETS
   June 29,2001                     466,702             140,656                  -           28,808         636,166
   December 31, 2000                282,678             143,112                  -           29,842         455,632
-----------------------------------------------------------------------------------------------------------------------------



Consumer assets increased as a result of the USAD acquisition.


Product line net sales data for the second quarter and year to date periods are as follows:

-----------------------------------------------------------------------------------------------------------------------------
                            Oral and     Deodor-                                              Uncon-
               Laundry      Personal    izing and      Specialty     Animal      Specialty   solidated
               Products       Care       leaners       Chemicals   Nutrition     Cleaners    Affiliates     Total
-----------------------------------------------------------------------------------------------------------------------------
2nd Qtr 2001    $109,205     $38,301      $65,561       $28,892      $19,288      $2,239      $(6,391)     $257,095
2nd Qtr 2000      58,337      39,535       63,418        28,481       17,125       2,077       (6,558)      202,415

YTD 2001         227,292      75,080      124,059        58,222       37,093       4,434      (12,558)      513,622
YTD 2000         116,500      81,105      119,137        55,176       32,966       4,313      (12,843)      396,354
-----------------------------------------------------------------------------------------------------------------------------


12.      Comprehensive Income

The following table presents the Company's Comprehensive Income for the three and six months ending June 29, 2001 and June 30, 2000.

                                                           Three Months Ended                   Six Months Ended
                                                       ------------------------------    ------------------------------
                                                         June 29,         June 30,          June 29,        June 30,
 (in thousands)                                            2001             2000             2001             2000
 ----------------------------------------------------- --------------   ------------      -------------  -------------
 Net Income                                                 $13,478         $12,375          $25,625         $24,107
 Other Comprehensive Income, net of tax:
       Foreign exchange translation adjustments                (503)           (901)          (2,092)           (611)
       Available for Sale securities                         (1,421)         (2,351)           3,202          (2,351)
                                                       --------------    ------------    -------------  -------------
 Comprehensive Income                                       $11,554          $9,123          $26,735         $21,145
 ----------------------------------------------------- --------------    ------------    -------------  -------------


13.      Contingencies

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.


14.      Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

For the quarter ended June 29, 2001, net income was $13.5 million, equivalent to basic earnings of $.35 per share, from $12.4 million or $.32 per share, in last year's second quarter. Diluted earnings were $.33 per share compared to $.31 per share last year. For the first six months of 2001, net income was $25.6 million or basic earnings of $.66 per share compared to $24.1 million or $.63 per share last year. Diluted earnings were $.63 per share compared to $.60 per share last year. This years results included $1.4 million in previously announced plant and warehouse shutdown costs related to the start-up of the Armus joint venture. Last years results included a deferred compensation gain of $1.2 million. Adjusting for these unusual items, diluted earnings for the current quarter were $.33 per share compared to $.32 per share last year and $.65 per share and $.58 per share for the six month period.

Net sales for the quarter increased by 27% to $257.1 million from $202.4 million in the same period last year. Consumer product sales increased 32.1%, primarily because of the addition of the USAD acquired brands. Higher sales of Deodorizer and cleaner brands were offset by lower personal care brand sales. Specialty products sales increased 7.1% led by growth in animal nutrition and international operations.

Net sales for the first six months of 2001 increased 29.6% to $513.6 million, with consumer products up 34.6% and specialty products up 9.5%. The reasons for the increase are consistent with the second quarter.

The Company's gross margin of 37.7% and 37.2% for the quarter and six-month period, respectively, was lower than the same periods of a year ago. This reflects the impact of the consolidation of the lower margin USAD brands, which accounts for the majority of the decline. In addition the plant and warehouse shutdown costs and lower personal care sales also contributed to the decline.

Advertising, consumer and trade promotion expenses were virtually unchanged versus in the second quarter and $1.2 million higher for the six month period. Increases in laundry products as a result of the USAD brands were partially offset by reductions in deodorizers and cleaners and personal care products.

Selling, general and administrative expenses increased $4.5 million in the quarter and $10.2 million for the six month period. Higher deferred compensation costs, costs associated with the Armus joint venture and USAD acquisition along with the higher professional fees and outside service costs were the main reason for the increases in both the quarter and six month periods.

Earnings from affiliates increased in the quarter and six month period due to higher ArmaKleen earnings as a result of improved performance in the current year and the prior year bad debt provision associated with Safety-Kleen filing chapter 11.

Interest expense decreased $.3 million in the quarter and $1.0 million for the six month period as a result of lower average debt and lower interest rates. The Company did borrow $150,000,000 at the end of May to purchase USA Detergents and to pay off existing bank debt which will result in higher expense in the second half of the year.

Investment earnings decreased $.4 million in the quarter and $.3 million for the six month period as a result of the receipt of interest from the Fluid Packaging note in 2000.

Other expenses increased in the quarter and year to date as a result of foreign exchanges losses associated with the Brazilian subsidiary. In addition, other expenses increased as a result that during the first quarter of 2001, the Company adopted statement of Financial Accounting Standards ("SFAS 133"),
"Accounting for Derivative Instruments and Hedging Activities." Under this statement, all derivatives, whether designated as hedging instruments or not, are required to be recorded on the balance sheet at fair value. Furthermore, changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period. Because the amounts involved were not material to its financial position or results of operations and cashflows, the Company did not designate its interest rate swaps as hedging instruments and changes in the value of these swaps of $.2 million during the first half were recorded as part of other expense.

Minority interest expense is primarily the 35% of the earnings generated by the Armus joint venture through the month of May that accrued to USAD.

The effective tax rate for the six-month period was 35.2%, down from 35.7% last year which reflects a lower state tax rate.


Liquidity and Capital Resources
-------------------------------

The Company has secured a $150 million short-term bridge loan to finance the USAD transaction and to refinance existing debt. The Company estimates its financing needs for the purchase of Carter-Wallace's antiperspirant and pet care business and the initial capital contribution to ArmKel at approximately $240 million, making the total requirements approximately $400 million. The Company has obtained commitment letters from various banks, led by JPMorgan for a $510 million senior secured credit facility. The credit facility is comprised of a 5 year $100 million revolver that carries an interest rate of libor plus 200 basis points on the used portion and libor plus 50 basis points on the unused portion, a 5 year $125 million term loan at libor plus 200 basis points and a 6 year $285 million term loan at libor plus 250 basis points. Financial covenants include EBITDA to total debt and interest coverage. The Company is comfortable the excess of approximately $110 million is sufficient to meet its liquidity needs.

During the first half of 2001, the Company used $1.2 million to support operating activities, namely a $24.7 million increase in accounts receivable and $11.7 million decrease in accounts payable. Significant inflows of cash arose from the net increase in debt of $111 million, and proceeds from stock option exercises of $7.3 million. Significant expenditures include the purchase of USAD of $101.6 million, additions to property, plant and equipment of $16.0 million, payment of cash dividends of $5.4 million and an investment in a note receivable of $5.0 million.


Other Item - Concentration of Risk
----------------------------------

The Company has a concentration of risk with USA Metro, Inc. (USAM) at June 29, 2001 in the form of the following:

(in thousands)
-------------------------------------------------------------------------------------------------------------------------------
A 20% equity interest in USAM                                                                              $    200
Note receivable for inventory - due December 31, 2001                                                         3,087
Note receivable for other assets - payments start with the beginning of the third year                        2,000
Trade accounts receivable                                                                                     2,362
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                            $ 7,649

Should USAM be unable to meet these obligations, the impact would have a material adverse effect to the Company's Consolidated Statement of Income.

                           PART II - Other Information


Item 4.  Results of Vote of Security Holders
         -----------------------------------

     The Company's Annual Meeting of Stockholders was held on May 10, 2001. The following nominees were elected to the Company's Board of Directors for a term of three years.

NOMINEE                                 FOR                        WITHHELD
Robert H. Beeby                         58,054,839                 501,959
J. Richard Leaman, Jr.                  58,048,857                 507,941
Dwight C. Minton                        57,958,398                 598,400
John O. Whitney                         58,049,499                 507,299

     The results of voting on the following additional item is as follows:

     Approval of the appointment of Deloitte & Touche LLP as independent auditors of the Company's 2001 financial statements.

FOR             AGAINST         ABSTAINED                BROKER NON-VOTES
58,190,976      266,467          99,355                          --


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     On June 5, 2001, the Company issued Report 8-K, dated May 21, 2001, to announce the completion of the USA Detergents acquisition.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - Computation of Earnings Per Share
                     (In thousands except per share amounts)


                                                                   Three Months Ended                 Six Months Ended
                                                                ------------ ------------         ------------ ------------
                                                                 June 29,     June 30,             June 29,     June 30,
                                                                   2001         2000                 2001         2000
                                                                ------------ ------------         ------------ ------------
BASIC:
      Net Income                                                    $13,478      $12,375              $25,625      $24,107

Weighted average shares outstanding                                  38,861       38,152               38,699       38,416

Basic earnings per share                                               $.35         $.32                 $.66         $.63

DILUTED:
      Net Income                                                    $13,478      $12,375              $25,625      $24,107

Weighted average shares outstanding                                  38,861       38,152               38,699       38,416
Incremental shares under stock option plans                           1,989        1,498                1,897        1,636
                                                                ------------ ------------         ------------ ------------
Adjusted weighted average shares outstanding                         40,850       39,650               40,596       40,052
                                                                ------------ ------------         ------------ ------------

Diluted earnings per share                                             $.33         $.31                 $.63         $.60

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     CHURCH & DWIGHT CO.,INC.
                                     ------------------------------------------
                                     (REGISTRANT)






DATE:  August 9, 2001                 /s/   Zvi Eiref
     ----------------------------    ------------------------------------------
                                     ZVI EIREF
                                     VICE PRESIDENT FINANCE AND
                                     CHIEF FINANCIAL OFFICER






DATE:   August 9, 2001                /s/   Gary P. Halker
      ---------------------------    ------------------------------------------
                                     GARY P. HALKER
                                     VICE PRESIDENT, CONTROLLER AND
                                     CHIEF INFORMATION OFFICER