Form 10-Q
period 2001-09-28
CHURCH & DWIGHT CO INC /DE/
filed 2001-11-13
CIK 313927

1 of 1
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 28, 2001

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

                  As of November 2, 2001, there were 39,098,518 shares of Common Stock outstanding.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)


                                                           Three Months Ended                  Nine Months Ended
                                                      ------------------------------       -----------------------------
                                                           Sept. 28      Sept. 29,             Sept. 28,       Sept. 29,
(In thousands, except per share data)                        2001          2000                   2001           2000
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                                   $270,627      $202,451              $784,249      $598,805
Cost of sales                                                166,524       112,307               489,049       334,342
                                                        -----------------------------      ------------------------------
Gross profit                                                 104,103        90,144               295,200       264,463
Advertising, consumer and trade promotion expenses            52,250        47,857               144,701       139,143
Selling, general and administrative expenses                  26,018        22,070                81,207        67,098
Impairment and other items                                         -        21,911                     -        21,911
                                                        -----------------------------      ------------------------------
Income/(Loss) from Operations                                 25,835        (1,694)               69,292        36,311
Equity in earnings of affiliates                                 886           855                 3,069         2,033
Investment income                                                360           399                 1,211         1,584
Other income/(expense)                                          (110)         (274)               (1,453)         (161)
Interest expense                                              (3,278)       (1,229)               (5,128)       (4,083)
                                                        -----------------------------      ------------------------------
Income before minority interest and taxes                     23,693        (1,943)               66,991        35,684
Minority Interest                                                 29           162                 3,783           324
                                                        -----------------------------      ------------------------------
Income/(loss) before taxes                                    23,664        (2,105)               63,208        35,360
Income tax expense/(benefit)                                   8,418          (869)               22,337        12,489
                                                        -----------------------------      ------------------------------
Net Income/(Loss)                                             15,246        (1,236)               40,871        22,871
Retained earnings at beginning of period                     296,907       272,600               276,700       253,885
                                                        -----------------------------      ------------------------------
                                                             312,153       271,364               317,571       276,756
Dividends paid                                                 2,924         2,679                 8,342         8,071
                                                        -----------------------------      ------------------------------
Retained earnings at end of period                          $309,229      $268,685              $309,229      $268,685
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - Basic                   39,011        38,235                38,803        38,355
Weighted average shares outstanding - Diluted                 41,037        39,636                40,724        39,931
-------------------------------------------------------------------------------------------------------------------------

Earnings Per Share:
Net income per share - Basic                                   $0.39        ($0.03)                $1.05         $0.60
Net income per share - Diluted                                 $0.37        ($0.03)                $1.00         $0.57
-------------------------------------------------------------------------------------------------------------------------
Dividends Per Share:                                          $0.075         $0.07                $0.215         $0.21
-------------------------------------------------------------------------------------------------------------------------

 See Notes to Consolidated Financial Statements

                                      CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except per share data)                                     Sept. 28, 2001   Dec. 31, 2000
 --------------------------------------------------------------------------------- ---------------- ---------------
 Assets                                                                                (Unaudited)
 --------------------------------------------------------------------------------- ---------------- ---------------
 Current Assets
      Cash and cash equivalents                                                            $36,750         $21,573
      Short-term investments                                                                   997           2,990
      Accounts receivable, less allowances of $3,941 and $2,052                            106,934          64,958
      Inventories (Note 2)                                                                 106,743          55,165
      Deferred income taxes                                                                 12,844          11,679
      Prepaid expenses                                                                      10,485           6,162
        Notes receivable and current portion of note receivable                              8,890               -
                                                                                   ---------------- ---------------
 Total Current Assets                                                                      283,643         162,527
 --------------------------------------------------------------------------------- ---------------- ---------------
 Property, Plant and Equipment (Note 3)                                                    239,375         168,570
 Equity Investment in Affiliates                                                           128,832          19,416
 Long-Term Supply Contracts                                                                  5,005           8,152
 Goodwill and Other Intangibles                                                            243,763          83,974
 Other Assets                                                                               30,786          12,993
 --------------------------------------------------------------------------------- ---------------- ---------------
 Total Assets                                                                             $931,404        $455,632
 --------------------------------------------------------------------------------- ---------------- ---------------


 Liabilities and Stockholders' Equity
 --------------------------------------------------------------------------------- ---------------- ---------------
 Current Liabilities
      Short-term borrowings                                                                 $1,850         $13,178
      Accounts payable and accrued expenses                                                174,628         129,268
      Current portion of long-term debt                                                        685             685
      Income taxes payable                                                                  11,872           6,007
                                                                                   ---------------- ---------------
 Total Current Liabilities                                                                 189,035         149,138
 --------------------------------------------------------------------------------- ---------------- ---------------
 Long-Term Debt                                                                            415,133          20,136
 Deferred Income Taxes                                                                      14,516          17,852
 Deferred and Other Long-Term Liabilities                                                   17,676          15,009
 Nonpension Postretirement and Postemployment Benefits                                      15,999          15,392
 Minority Interest                                                                           1,742           3,455

 Commitments and Contingencies (Note 10)

 Stockholders' Equity
 Preferred Stock - $1.00 par value
      Authorized 2,500,000 shares, none issued                                                  -               -
 Common Stock - $1.00 par value
      Authorized 100,000,000 shares, issued 46,660,988 shares                               46,661          46,661
 Additional paid-in capital                                                                 28,217          22,514
 Retained earnings                                                                         309,229         276,700
 Accumulated other comprehensive income (loss)                                             (10,748)         (9,389)
                                                                                   ---------------- ---------------
                                                                                           373,359         336,486
 Less common stock in treasury, at cost -
      7,587,070 shares in 2001 and 8,283,086 shares in 2000                                (96,056)       (101,836)
 --------------------------------------------------------------------------------- ---------------- ---------------
 Total Stockholders' Equity                                                                277,303         234,650
 --------------------------------------------------------------------------------- ---------------- ---------------
 Total Liabilities and Stockholders' Equity                                               $931,404        $455,632
 --------------------------------------------------------------------------------- ---------------- ---------------

 See Notes to Consolidated Financial Statements

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                              -------------------------------------
(Dollars in thousands)                                                            Sept. 28, 2001     Sept. 29, 2000
----------------------------------------------------------------------------- ------------------- ------------------
Cash Flow From Operating Activities
----------------------------------------------------------------------------- ------------------- ------------------
Net Income                                                                               $40,871            $22,871

Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, depletion and amortization                                         19,649             16,464
         Equity in income from affiliates                                                 (3,069)            (2,033)
         Deferred income taxes                                                             1,696             (5,398)
         Disposal of fixed assets                                                              -             14,324
         Other                                                                              (782)              (241)
Change in assets and liabilities (net of effect of acquisitions):
         (Increase) in accounts receivable                                               (29,686)            (2,245)
         (Increase)/decrease in inventories                                              (11,540)             9,622
         (Increase) in prepaid expenses                                                      (79)              (788)
         (Decrease)/increase in accounts payable                                         (11,722)            22,896
         Increase/(decrease) in income taxes payable                                       9,242             (3,328)
         Increase in other liabilities                                                     2,009                810
----------------------------------------------------------------------------- ------------------- ------------------
Net Cash Provided By Operating Activities                                                 16,589             72,954

Cash Flow From Investing Activities
----------------------------------------------------------------------------- ------------------- ------------------
Decrease in short-term investments                                                         1,993                 14
Additions to property, plant and equipment                                               (22,323)           (14,931)
Purchase of USA Detergent common stock                                                  (101,642)           (10,360)
Purchase of product lines                                                               (128,939)                 -
Investment in affiliates                                                                (108,450)            (2,860)
Investment in notes receivable                                                           (16,380)                 -
Distributions from unconsolidated affiliates                                               4,901              2,788
Proceeds from repayment of notes receivable                                                    -              3,000
Investment in supply contract                                                               (808)                 -
Purchase of other assets                                                                       -             (2,590)
Goodwill and other intangibles adjustment                                                      -              1,507
Proceeds from sale of fixed assets                                                         2,349                863
Purchase of intangibles                                                                   (1,625)              (861)
----------------------------------------------------------------------------- ------------------- ------------------
Net Cash (Used In) Investing Activities                                                 (370,924)           (23,430)

Cash Flow From Financing Activities
----------------------------------------------------------------------------- ------------------- ------------------
Long-term debt borrowings                                                                560,000                  -
Long-term debt (repayments)                                                             (170,179)           (34,874)
Deferred financing costs                                                                  (8,632)                 -
Short-term debt borrowing (repayments)                                                   (11,896)             7,602
Payment of cash dividends                                                                 (8,342)            (8,071)
Proceeds from stock options exercised                                                      8,561              4,551
Purchase of treasury stock                                                                     -            (20,094)
----------------------------------------------------------------------------- ------------------- ------------------
Net Cash Provided By (Used In) Financing Activities                                      369,512            (50,886)

Net Change In Cash and Cash Equivalents                                                   15,177             (1,362)
Cash And Cash Equivalents At Beginning Of Year                                            21,573             19,765
----------------------------------------------------------------------------- ------------------- ------------------
Cash And Cash Equivalents At End Of Period                                               $36,750            $18,403
----------------------------------------------------------------------------- ------------------- ------------------

See Notes to Consolidated Financial Statements

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated balance sheet as of September 28, 2001, the consolidated statements of income and retained earnings for the three and nine months ended September 28, 2001 and September 29, 2000, and the consolidated statements of cash flow for the nine months ended September 28, 2001 and September 29, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 28, 2001 and for all periods presented have been made. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 annual report to shareholders. The results of operations for the period ended September 28, 2001 are not necessarily indicative of the operating results for the full year.

2.       Inventories consist of the following:

                                                                                  Sept. 28,        Dec. 31,
(in thousands)                                                                       2001            2000
---------------------------------------------------------------------------- ---------------- --------------
Raw materials and supplies                                                          $33,191         $18,696
Work in process                                                                         884              25
Finished goods                                                                       72,668          36,444
                                                                             ---------------- --------------
                                                                                   $106,743         $55,165
---------------------------------------------------------------------------- ---------------- --------------

3.         Property, Plant and Equipment consist of the following:

                                                                                 Sept. 28,        Dec. 31,
(in thousands)                                                                      2001            2000
--------------------------------------------------------------------------- ---------------- --------------
Land                                                                                $ 6,417       $ 5,546
Buildings and improvements                                                           80,758        78,781
Machinery and equipment                                                             251,327       214,926
Office equipment and other assets                                                    21,316        15,664
Software                                                                              5,312         5,355
Mineral rights                                                                          222           304
Construction in progress                                                             40,445         6,463
                                                                            ---------------- --------------
                                                                                    405,797       327,039
Less accumulated depreciation and amortization                                      166,422       158,469
                                                                            ---------------- --------------
Net Property, Plant and Equipment                                                  $239,375      $168,570
--------------------------------------------------------------------------- ---------------- --------------

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

The Company entered into interest rate swap agreements, which are considered derivatives, to reduce the impact of changes in interest rates on its floating rate short-term debt. The swap agreements are contracts to exchange floating interest payments for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. As of December 31, 2000, the Company had swap agreements for a notional amount of $20 million, and as of September 28, 2001, the Company had swap agreements in the amount of $110 million, swapping debt with either a one or a three-month libor rate for a fixed interest rate. These swaps, of which $20 million expire in May 2002 and $90 million, which decline by $3.3 million per month and expire in December 2003, were recorded as a liability in the amount of $2.2 million. These instruments are designated as cash flow hedges as of September 28, 2001 and any changes in value are recorded in other comprehensive income.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The Company adopted this statement for transactions that occurred after June 30, 2001. Management does not believe that SFAS No. 141 will have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". Under its changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted this statement upon its effective date. If effective for all acquisitions made prior to June 30, 2001, there would have been a reduction of amortization expense of approximately $4.0 million in 2001.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is in the process of evaluating the impact of the SFAS No. 144. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements.

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

The venture became operational on January 1, 2001, and was dissolved when the Company purchased USAD outright.

As part of the ARMUS venture, the Company had already acquired 2.1 million shares or 15% of USAD's stock for $15 million or $7 a share. The acquisition agreement extended the same offer price to USAD's remaining stockholders. The Company estimates the total transaction cost, including the assumption of debt, and the initial stock purchase, to be approximately $135 million before disposal of unwanted assets. The Company financed the acquisition with a short term bridge loan, which subsequently was refinanced as part of the Carter-Wallace acquisition.

The Company divested USAD's non-laundry business, which accounted for less than 20% of USAD's sales in 2000, and other non-core assets to former USAD executives.

A preliminary allocation of the purchase price is as follows:

(in thousands)
---------------------------------------------------------------------------
Consideration paid (excluding debt assumption)                    $112,027
Financing Costs                                                       (935)
Net assets acquired as of May 25, 2001                              (2,093)
Deferred tax adjustment                                             (7,325)
Fixed asset adjustments                                             (2,309)
Note receivable for divestiture of unwanted assets                  (2,000)
Other purchase accounting adjustments                                  727
                                                           ----------------
Preliminary excess purchase price                                  $98,092
---------------------------------------------------------------------------

An appraisal of USAD is currently in process. The purchase price allocation will be modified based on its results. The preliminary excess purchase price is included in the Goodwill and Other Intangibles caption in the Consolidated Balance sheet as of September 28, 2001 and is being amortized, using the straight line method over 30 years.

As noted, the Company divested USAD's non-laundry business and other non-core assets to former USAD executives concurrent with the merger agreement. The Company will have a 20% ownership interest in the newly formed company and contribute $200,000. The new company, USA Metro, Inc. (USAM), purchased inventory and other assets for a total of $5,087,000, in the form of two notes receivable. The inventory note of $3,087,000 is secured by a lien on the inventory. The note is due on December 31, 2001 and bears interest at 8% for the first ninety days and 10% thereafter. The interest rate increases to 12% for any period the loan remains outstanding beyond December 31, 2001. The note for all the other assets of $2,000,000 has a maturity of five years and bear interest at 8% for the first two years, 9% for the third year, 10% for the fourth year and 11% for the fifth year.

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

(in thousands except for per share data)                                   For the Nine Months Ended
------------------------------------------------------------------------------------------------------------------------
                                September 28, 2001                                   September 29, 2000
                                ------------------                                   ------------------
                    C&D       USAD          Adj's         Total          C&D         USAD         Adj's         Total
------------------------------------------------------------------------------------------------------------------------
Net Sales         $784,249   $113,542  $(97,638)  (1)    $800,153       $598,805    $189,465      $  -         $788,270

                                            (30)  (6)                                             (71)  (2)
                                           (828)  (7)                                          (1,479)  (3)
Net Income          40,871    (6,384)    (1,535)  (8)      32,011        $22,871       2,307   (2,745)  (4)      20,737
                                            (83)  (9)                                            (146)  (5)

Diluted E.P.S.       $1.00                                  $ .79          $ .57                                  $ .52
------------------------------------------------------------------------------------------------------------------------

(1)      To eliminate inter-company sales
(2)      To record nine months of additional depreciation due to fair value adjustment - net of tax
(3)      To record nine months of excess purchase price amortization - net of tax
(4)      To record nine months of interest expense - net of tax
(5)      To record nine months of deferred financing cost amortization - net of tax
(6)      To record five months of additional depreciation due to fair value adjustment - net of tax
(7)      To record five months of excess purchase price amortization - net of tax
(8)      To record five months of interest expense - net of tax
(9)      To record five months of deferred financing cost amortization - net of tax


8.       Other Item - Concentration of Risk

The Company has a concentration of risk with USA Metro, Inc. ("USAM") at September 28, 2001 in the form of the following:

(in thousands)
--------------------------------------------------------------------------------------------------------------------------------
A 20% equity interest in USAM                                                                        $    200
Note receivable for inventory - due December 31, 2001                                                   3,087
Note receivable for other assets - payments start with the beginning of the third year                  2,000
Trade accounts receivable                                                                               2,761
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $ 8,048

Should USAM be unable to meet these obligations, the impact may have a material adverse effect to the Company's financial statements.

9.       Carter-Wallace Acquisition

On September 28, 2001, the Company closed on its previously announced agreement to acquire the consumer products business of Carter-Wallace, Inc. in a partnership with the private equity group, Kelso & Company, for a total negotiated price of $739 million, including the assumption of certain debt plus transaction costs. Under the terms of its agreements with Carter-Wallace and Kelso, the Company acquired Carter-Wallace's U.S. antiperspirant and pet care businesses outright for a negotiated price of approximately $128 million; and ArmKel, LLC, a 50/50 joint venture between the Company and Kelso, acquired the rest of Carter-Wallace's domestic and international consumer products business for a negotiated price of $611 million. The Company will account for its interest in ArmKel on the equity method.

Through the formation of ArmKel, LLC, coupled with the outright purchase of Carter-Wallace's antiperspirant product lines and pet care businesses, the Company creates a personal care business that achieves critical mass in manufacturing, sales and distribution. In addition, the Company expects to obtain cost saving synergies, particularly related to the antiperspirant business. The results of operations for the businesses acquired are not included in the Company's consolidated financial statements, because the acquisition occurred on the last day of the third quarter.

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

Under the terms of its joint venture agreement with Kelso, the Company will have a call option to acquire Kelso's interest in ArmKel in three to five years after the closing, at fair market value subject to certain limits. If the Company does not exercise its call option, there are provisions for the sale of the assets after a certain period. In the case of a sale of the assets to a third party after the seventh anniversary of the acquisition, the Company will make up any shortfall to Kelso relative to Kelso's aggregate initial capital contribution, less $5.0 million. The venture's Board will have equal representation from both sides, with the Company appointing the Chairman.

The Company financed its investment in ArmKel, the acquisition of USA Detergents and the Antiperspirant and Pet Care businesses from Carter-Wallace with a $510 million credit facility consisting of $410 million in 5- and 6-year term loans, all of which were drawn at closing and a $100 million revolving credit facility which remains fully undrawn. The term loans pay interest at 200 and 250 basis points over LIBOR.

The ArmKel venture itself is financed with $229 million in equity contributions from the Company and Kelso and an additional $445 million in debt. ArmKel has obtained financing for $530 million to finance the debt portion of the joint venture balance sheet. Any debt on ArmKel's balance sheet will be without recourse to the Company.

Simultaneous with this transaction, Carter-Wallace and its pharmaceutical business merged into a newly formed company set up by pharmaceutical industry executives and backed by two well-known private equity firms. While the Company and ArmKel are not affiliated with the pharmaceutical venture, ArmKel has agreed to provide certain transitional services to help this venture with the start-up of its operations at Carter-Wallace's main Cranbury, New Jersey, facility.

A preliminary allocation of the purchase price of the Antiperspirant and Pet Care businesses is as follows:

(in thousands)
----------------------------------------------------------------------------------------------------------
Consideration paid                                                                               $128,939
Net assets acquired                                                                               (40,898)
Purchase accounting adjustments to net asset acquired                                             (20,930)
                                                                                          ----------------
Excess purchase price to be allocated between brand names and goodwill                            $67,111
----------------------------------------------------------------------------------------------------------

An appraisal is currently in process and the purchase price allocation will be modified based on its results. The excess purchase price (including indefinite lived brand names) is included in the Goodwill and Other Intangibles caption in the Consolidated Balance Sheet as of September 28, 2001 and is not being amortized, based on the provisions of SFAS 142 "Goodwill and Other Intangible Assets."


10.      Impairment and Other Items

During 2000, the Company recorded a pre-tax charge of $21.9 million relating to three major elements: a $14.3 million book write-down of the Company's Syracuse N.Y. manufacturing facility, a $2.1 million charge for potential carrying and site clearance costs, and a $5.5 million severance charge related to both the Syracuse shutdown and the sales force reorganization. The Company also incurred plant and warehouse shutdown charges of $1.8 million in 2000 and $1.4 million in 2001. This brings the total one-time cost to approximately $25 million. The cash portion of this one-time cost, however, was less than $5 million after tax.


                                                       Reserves at          Payments &          Reserves at
(In  thousands)                                      Dec.  31, 2000        Adjustments         Sept. 28, 2001
-------------------------------------------------------------------------------------------------------------------------
Severance and other charges                             $ 5,239              $(1,577)                $3,662
Site clearance costs                                      2,129                 (513)                 1,616
-------------------------------------------------------------------------------------------------------------------------
                                                        $ 7,368              $(2,090)                $5,278


11.      Segment Information

Segment sales and operating profit/(loss) for the third quarter and year to date 2001 and 2000 are as follows:

                                                                         Unconsolidated
(In thousands)                      Consumer          Specialty           Affiliates        Corporate         Total
-----------------------------------------------------------------------------------------------------------------------------
Net Sales
   Third quarter 2001              $227,825             $48,454            $(5,652)               -        $270,627
   Third quarter 2000               161,021              47,693             (6,263)               -         202,451

   Year to date 2001                654,256             148,203            (18,210)               -         784,249
   Year to date 2000                477,763             140,148            (19,106)               -         598,805

Operating Profit/(Loss)
   Third quarter 2001                19,035               7,675               (875)               -          25,835
   Third quarter 2000                14,004               7,056               (843)         (21,911)         (1,694)

   Year to date 2001                 50,348              21,978             (3,034)               -          69,292
   Year to date 2000                 40,135              20,059             (1,972)         (21,911)         36,311

Identified Assets
   September 28, 2001               760,322             140,194                  -           30,888         931,404
   December 31, 2000                282,678             143,112                  -           29,842         455,632

-----------------------------------------------------------------------------------------------------------------------------

Product line net sales data for the third quarter and year to date periods are as follows:
=============================================================================================================================
                            Oral and   Deodorizing                                            Uncon-
                Laundry    Personal    & Household    Specialty     Animal      Specialty    solidated
                Products       Care     Cleaners       Chemicals   Nutrition     Cleaners   Affiliates        Total
-----------------------------------------------------------------------------------------------------------------------------
3rd Qtr 2001    $116,717     $38,153      $72,955       $26,589      $19,922      $1,943      $(5,652)     $270,627
3rd Qtr 2000      56,645      38,534       65,842        27,757       18,006       1,930       (6,263)      202,451

YTD 2001         344,009     113,233      197,014        84,811       57,015       6,377      (18,210)      784,249
YTD 2000         173,145     119,639      184,979        82,933       50,972       6,243      (19,106)      598,805
-----------------------------------------------------------------------------------------------------------------------------


12.      Comprehensive Income

The following table presents the Company's Comprehensive Income for the three and nine months ending September 28, 2001 and September 29, 2000.

                                                       Three Months Ended                    Nine Months Ended
                                                    -------------------------           ---------------------------
                                                     Sept. 28       Sept. 29           Sept. 28       Sept. 29,
(in thousands)                                          2001           2000               2001           2000
-------------------------------------------------------------------------------------------------------------------
Net Income                                            $15,246         $(1,236)          $40,871         $22,871
Other Comprehensive Income, net of tax:
 Foreign exchange translation adjustments              (1,420)           (534)           (3,512)         (1,145)
 Interest rate swaps/Available for Sale securities     (1,050)            252             2,152          (2,099)
                                                   -------------------------- ----------------------------------
Comprehensive Income/(Loss)                           $12,776         $(1,518)          $39,511         $19,627
--------------------------------------------------------------------------------------------------------------------



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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

For the quarter ended September 28, 2001, net income was $15.3 million, equivalent to basic earnings of $.39 per share, from a loss of $(1.2) million or $(.03) per share, in last year's third quarter. Diluted earnings were $.37 per share compared to a loss of $(.03) per share last year. Included in last year's third quarter was a pretax charge of $21.9 million for the Syracuse, New York plant shutdown. Excluding this charge, net income would have been $12.7 million or $.32 per diluted share. For the first nine months of 2001, net income was $40.9 million or basic earnings of $1.05 per share compared to $22.9 million or $.60 per share last year. Diluted earnings were $1.00 per share compared to $.57 per share last year. This years results included $1.4 million in previously announced plant and warehouse shutdown costs related to the start-up of the Armus joint venture. Last years results included a deferred compensation gain of $1.2 million and the previously mentioned plant shutdown charge. Adjusting for these unusual items, diluted earnings for the nine month period were $1.02 per share compared to $.90 per share last year.

Net sales for the quarter increased by 34% to $270.6 million from $202.5 million in the same period last year. Consumer products sales rose 41.5% primarily due to the addition of the Xtra(R) Laundry Detergent and Nice'N Fluffy(R) Fabric Softener brands as part of the acquisition of USAD earlier in the year. The Company's existing laundry, deodorizing and cleaning products also reported solid growth; however, personal care products were slightly lower. Specialty products increased by 3.3% due to growth in the animal nutrition line.

Net sales for the first nine months of 2001 increased 31.0% to $784.2 million, with consumer products up 36.9% and specialty products up 7.4%. The reasons for the increase are consistent with the third quarter.

The Company's gross margin of 38.5% and 37.6% for the quarter and nine month period, respectively, was lower than the same periods of a year ago. This reflects the impact of the consolidation of the lower margin USAD brands, which accounts for the majority of the decline. In addition the plant and warehouse shutdown costs and lower personal care sales also contributed to the decline.

Advertising, consumer and trade promotion expenses were $4.4 million higher in the quarter and $5.6 million for the nine month period. Increases in laundry products as a result of the USAD brands were partially offset by reductions in deodorizers and cleaners.

Selling, general and administrative expenses increased $3.9 million in the quarter and $14.1 million for the nine month period. Personnel related costs, which includes higher deferred compensation costs, costs associated with the Armus joint venture and USAD acquisition were the major reasons for the increases. An increase in the bad debt reserve and higher outside service costs also contributed.

Earnings from affiliates was virtually unchanged in the quarter but higher for the nine month period due to higher ArmaKleen earnings as a result of improved performance in the current year and the prior year bad debt provision associated with Safety-Kleen filing chapter 11.

Interest expense increased $2.0 million in the quarter and $1.0 million for the nine month period as a result of higher average debt. The Company borrowed $150 million at the end of May to purchase USA Detergents and to pay off existing bank debt. This debt was refinanced as part of the Carter-Wallace acquisition.

Investment earnings was unchanged in the quarter and $.3 million lower for the nine month period as a result of the receipt of interest from the Fluid Packaging note in 2000.

Other expenses decreased in the quarter but increased year to date. The increase is primarily a result of foreign exchanges losses associated with the Brazilian subsidiary and other foreign exchange transactions.

Minority interest expense is primarily the 35% of the earnings generated by the Armus joint venture through the month of May that accrued to USAD.

The effective tax rate for the nine-month period was 35.3%, which is consistent with last year's rate.

Liquidity and Capital Resources
-------------------------------

The Company financed its investment in ArmKel, the acquisition of USA Detergents and the Antiperspirant and Pet Care businesses from Carter-Wallace with a $510 million credit facility consisting of $410 million in 5- and 6-year term loans, all of which were drawn at closing and a $100 million revolving credit facility which remains fully undrawn. The term loans pay interest at 200 and 250 basis points over LIBOR. In addition to the unused revolving credit facility, the Company had approximately $38 million in cash and short-term investments at quarter-end.

Financial covenants include EBITDA to total debt and interest coverage. The Company believes that the $100 million revolving credit facility is sufficient to meet its liquidity needs.

During the first nine months of 2001, the Company generated $16.6 million from operating activities (after an increase in working capital to fund its growth), increased its net debt position by $377.9 million, and received $8.6 million from the exercise of stock options. Significant expenditures include the purchase of USAD of $101.6 million, the purchase of the Antiperspirant and Pet Care businesses from Carter-Wallace of $128.9 million and the investment in ArmKel of $108.3 million. Other expenditures included additions to property, plant and equipment of $22.3 million, payment of cash dividends of $8.3 million and investment in notes receivable of $16.4 million.


Other Item - Concentration of Risk
----------------------------------

The Company has a concentration of risk with USA Metro, Inc. ("USAM") at September 28, 2001 in the form of the following:

(in thousands)
--------------------------------------------------------------------------------------------------------------------------------
A 20% equity interest in USAM                                                                          $    200
Note receivable for inventory - due December 31, 2001                                                     3,087
Note receivable for other assets - payments start with the beginning of the third year                    2,000
Trade accounts receivable                                                                                 2,761
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $ 8,048

Should USAM be unable to meet these obligations, the impact may have a material adverse effect to the Company's financial statements.


                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits
                (11)  Computation of earnings per share

         (b) The Company filed an 8-K on October 12, 2001 to announce the Company's investment in ArmKel, LLC and the acquisition of the Antiperspirant and Pet Care businesses acquired by ArmKel from Carter-Wallace.

                The Company filed an 8-K/A on November 9, 2001 to provide pro-forma financial statements that were not provided with the 8-K filed on October 12, 2001.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - Computation of Earnings Per Share
                     (In thousands except per share amounts)


                                                                   Three Months Ended                Nine Months Ended
                                                                -------------------------         -------------------------
                                                                 Sept. 28,    Sept. 29,            Sept. 28,    Sept. 29,
                                                                   2001         2000                 2001         2000
                                                                -------------------------         -------------------------
BASIC:
      Net Income/(Loss)                                             $15,246     $(1,236)             $40,871      $22,871

Weighted average shares outstanding                                  39,011      38,235               38,803       38,355

Basic earnings/(loss) per share                                       $0.39      $(0.03)               $1.05        $0.60

DILUTED:
      Net Income/(Loss)                                             $15,246     $(1,236)             $40,871      $22,871

Weighted average shares outstanding                                  39,011      38,235               38,803       38,355
Incremental shares under stock option plans                           2,026       1,401                1,921        1,576
                                                                ------------ ------------         ------------ ------------
Adjusted weighted average shares outstanding                         41,037      39,636               40,724       39,931
                                                                ------------ ------------         ------------ ------------

Diluted earnings/(loss) per share                                     $0.37      $(0.03)               $1.00        $0.57


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     CHURCH & DWIGHT CO.,INC.
                                     ------------------------------------------
                                     (REGISTRANT)





DATE:  November 9, 2001               /s/Zvi Eiref
       ---------------------          -----------------------------------------
                                      ZVI EIREF
                                      VICE PRESIDENT FINANCE AND
                                      CHIEF FINANCIAL OFFICER






DATE:  November 9, 2001               /s/Gary P. Halker
       ---------------------          -----------------------------------------
                                      GARY P. HALKER
                                      VICE PRESIDENT, CONTROLLER AND
                                      CHIEF INFORMATION OFFICER