Form 10-K
period 2001-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2002-03-28
CIK 313927

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-K
              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file Number 1-10585

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

                                   Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 18, 2002, 37,917,394 shares of Common Stock held by non-affiliates were outstanding with an aggregate market value of approximately $1,138 million. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on March 18, 2002.

As of March 18, 2002, 39,332,332 shares of Common Stock were outstanding.

                      Documents Incorporated by Reference:

                  Part III Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2002.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item                                                                                                  Page

 1.    Business                                                                                       - 1 -
 2.    Properties                                                                                     - 6 -
 3.    Legal Proceedings                                                                              - 7 -
 4.    Submission of Matters to a Vote of Security Holders                                            - 8 -


                                     PART II

 5.    Market for the Registrant's Common Equity and Related Stockholder Matters                      - 8 -
 6.    Selected Financial Data                                                                        - 8 -
 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations          - 8 -
 7a.   Quantitative and Qualitative Disclosures about Market Risk                                     - 8 -
 8.    Financial Statements and Supplementary Data                                                    - 8 -
 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           - 9 -


                                    PART III

 10.   Directors and Executive Officers of the Registrant                                             - 9 -
 11.   Executive Compensation                                                                         - 9 -
 12.   Security Ownership of Certain Beneficial Owners and Management                                 - 9 -
 13.   Certain Relationships and Related Transactions                                                 - 9 -


                                     PART IV

 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                - 9 -

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

      The Company sells its products, primarily under the ARM & HAMMER(R) trademark, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors. ARM & HAMMER is the registered trademark for a line of consumer products which includes ARM & HAMMER Baking Soda, ARM & HAMMER DENTAL CARE(R) Dentifrices and ARM & HAMMER DENTAL CARE Gum, ARM & HAMMER Carpet Deodorizer, ARM & HAMMER Deodorizing Air Freshener, ARM & HAMMER Powder and Liquid Laundry Detergent, ARM & HAMMER SUPER SCOOP(R) and ARM & HAMMER SUPER STOP(R) Cat Litter and ARM & HAMMER Deodorant Anti-Perspirant with Baking Soda. The ARM & HAMMER trademark is also used for a line of chemical products, the most important of which are sodium bicarbonate, ammonium bicarbonate, sodium sesquicarbonate, ARM & HAMMER MEGALAC(R) Rumen Bypass Fat and ARMEX(R) Blast Media. The Company also owns BRILLO(R) Soap Pads, ARRID Anti-Perspirant and other consumer products. In 2001, consumer products represented approximately 84% and specialty products 16% of the Company's sales. Approximately 90% of the Company's sales revenues are derived from sales in the United States.

      In 2001, the Company acquired two laundry brands, XTRA and Nice'N Fluffy, as part of the USA Detergents, Inc. acquisition. The acquisition increases Church & Dwight's laundry product sales to approximately $400 million a year, making it the third largest company in the $7 billion retail U.S. laundry detergents business.

      On September 28, 2001 the Company completed the acquisition of the consumer products business of Carter-Wallace in a partnership with the private equity group, Kelso & Company, for a total purchase price of $739 million. As part of this transaction, Church & Dwight purchased outright the ARRID Anti-Perspirant business in the USA and Canada and the Lambert Kay Pet Care business for $128.5 million. Armkel, LLC, a 50/50 joint venture with Kelso, purchased the remainder of Carter-Wallace's domestic and international consumer products business, including TROJAN Condoms, NAIR Depilatories and FIRST RESPONSE Home Pregnancy Test Kits, for an additional $610.5 million.

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

      ARM & HAMMER Laundry Detergents, in both powder and liquid forms, have been available nationally since the early 1980's. The Company markets these brands as value products, priced at a 15 to 30 percent discount from products identified by the Company as market leaders. ARM & HAMMER Liquid Laundry Detergent, is also available in regular and perfume and dye-free forms.

      In 1992, the Company completed the national expansion of another laundry product, ARM & HAMMER Fabric Softener Sheets. This product stops static cling, and softens and freshens clothes. In 1998, the Company acquired the TOSS `N SOFT(R) brand of dryer sheets and combined both products under the FRESH & SOFT(R) brand name.

      ARM & HAMMER Baking Soda has long been used as a dentifrice. Its mild cleansing action cleans and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties have led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE brand name. In 1998, the Company introduced ARM & HAMMER DENTAL CARE Gum, a baking soda based oral care product that is available in four flavors. In 1999, the Company introduced ARM & HAMMER ADVANCE WHITE, a line of dentifrice for the whitening segment of the toothpaste market and ARM & HAMMER P.M., the first toothpaste specifically formulated for nighttime oral care. In 2000, the Company introduced ARM & HAMMER SENSATION, a toothpaste targeted to 18-34 year olds, ARM & HAMMER DENTAL CARE Kids Gum and in early 2001, ARM & HAMMER ADVANCE WHITE Gum, a companion product to the Advance White toothpaste. In 2001, the Company introduced ARM & HAMMER ADVANCED BREATH CARE, a line of oral deodorization products, including a mint and mouthwash.

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

      In 2001, the Company acquired two laundry brands, XTRA and Nice'N Fluffy, as part of the USA Detergents, Inc. acquisition. The acquisition increases Church & Dwight's laundry product sales to approximately $400 million a year, making it the third largest company in the $7 billion retail U.S. laundry detergents business.

      On September 28, 2001 the Company completed the acquisition of the consumer products business of Carter-Wallace in a partnership with the private equity group, Kelso & Company, for a total purchase price of $739 million. As part of this transaction, Church & Dwight purchased outright the ARRID Anti-Perspirant business in the USA and Canada and the Lambert Kay Pet Care business for $128.5 million. Armkel, LLC, a 50/50 joint venture with Kelso, purchased the remainder of Carter-Wallace's domestic and international consumer products business, including TROJAN Condoms, NAIR Depilatories and FIRST RESPONSE Home Pregnancy Test Kits, for an additional $610.5 million.

      Competition

      For information regarding competition, see page 8 through 9 of Exhibit 99.

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

Specialty Products

      Principal Products

      The Company's specialty products business primarily consists of the manufacture, marketing and sale of sodium bicarbonate in a range of grades and granulations for use in industrial and agricultural markets. In industrial markets, sodium bicarbonate is used by other manufacturing companies as a leavening agent for commercial baked goods, as an antacid in pharmaceuticals, as a carbon dioxide release agent in fire extinguishers, and as an alkaline agent in swimming pool chemicals, and as a filtration agent in kidney dialysis. A special grade of sodium bicarbonate, as well as sodium sesquicarbonate, is sold to the animal feed market as a feed additive for use by dairymen as a buffer, or antacid, for dairy cattle.

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

      During 1997, the Company acquired a 40 percent equity interest in QGN/Carbonor, a Brazilian bicarbonate/carbonate-related chemical company. The Company exercised its option to increase its interest to 75 percent during 1999. In 2001, the Company increased its ownership to approximately 85 percent.

Early in 2002, the Company acquired Biovance Technologies, Inc., a small Oskaloosa, Iowa-based producer of BIO-CHLOR and FERMENTEN, a range of specialty feed ingredients for dairy cows, which improve feed efficiency and help increase milk production.

      Competition

      For information regarding competition, see pages 8 through 9 of Exhibit
99.

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

      During 1995, a liquid laundry detergent manufacturing line was constructed in the Company's Syracuse, New York Plant. This line was capable of producing virtually all of the Company's liquid laundry detergent requirements. The Company, when necessary, would utilize a contract manufacturer to meet higher demand. As a result of the ARMUS Joint Venture and the subsequent USAD acquisition, all of the Company's liquid laundry detergent production was shifted to former USA Detergents' plants. The Syracuse plant was shut down at the end of the first quarter 2001. These plants have enough capacity to produce all of Church & Dwight's requirements. The BRILLO product line and the Company's Dryer Sheets line are manufactured at the Company's London, Ohio plant. ARM & HAMMER DENTAL CARE Gum, PARSONS(R) Ammonia, CAMEO(R) Metal Polish, RAIN DROPS(R) Water Softener and SNO BOL(R) Cleaners, are contract manufactured for the Company under various agreements. Alternative sources of supply are available in case of disruption or termination of the agreements.

Armkel's raw materials are chemicals, plastics, latex and packaging materials. These materials are generally available from several sources and have no significant supply problems. Armkel generally has two or more suppliers for production materials. Although there are multiple providers of their raw materials, in certain instances Armkel chose to sole source certain raw materials in order to gain favorable pricing.

      The main raw material used in the production of potassium carbonate is liquid potassium hydroxide. Armand Products obtains its supply of liquid potassium hydroxide under a long-term supply arrangement.

      The ArmaKleen Company's industrial liquid cleaning products are contract manufactured.

      Patents and Trademarks

      The Company's trademarks, including ARM & HAMMER, are registered with the United States Patent and Trademark Office and also with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by the Company since the late 1800's, and is a valuable asset and important to the successful operation of the Company's business.

      Customers and Order Backlog

      A group of three Consumer Products customers accounted for approximately 20% of consolidated net sales in 2001, including a single customer which accounted for approximately 13%. A group of three customers accounted for approximately 21% of consolidated net sales in 2000 including a single customer which accounted for approximately 13%. This group accounted for 20% in 1999.

      The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

      Research & Development

      The Company's Research and Development Department is engaged in work on product development, process technology and basic research. During 2001, $21,803,000 was spent on research activities as compared to $19,363,000 in 2000 and $17,921,000 in 1999.

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

      Employees

      At December 31, 2001, the Company had 2,099 employees. The Company is party to a labor contract with the United Industrial Workers of North America at its London, Ohio plant which contract continues until September 28, 2002. The Company believes that its relations with both its union and non-union employees are satisfactory. The Company's Winsted, Connecticut plant has approximately 44 employees, who belong to the Paper, Allied Industrial, Chemical, and Energy Workers International Union. The contract expires in early 2003.

      Classes of Similar Products

      The Company's operations constitute two operating segments. The table set forth below shows the percentage of the Company's net sales contributed by each group of similar products marketed by the Company during the period from January 1, 1997 through December 31, 2001.

                                                    % of Net Sales
                                   --------------------------------------------------

                                   2001        2000       1999       1998        1997
                                   ----        ----       ----       ----        ----
       Consumer Products            84          80         79         81          79

       Specialty Products           16          20         21         19          21

ITEM 2. PROPERTIES

      The Company's executive offices and research and development facilities are owned by the Company, subject to a New Jersey Industrial Revenue Bond, and are located on 22 acres of land in Princeton, New Jersey, with approximately 72,000 square feet of office and laboratory space. In addition, the Company leases space in two buildings adjacent to this facility which contain approximately 90,000 square feet of office space. The Company also leases regional sales offices in various locations throughout the United States. The Company is currently constructing an additional 55,000 square feet of administration space to its Princeton facility that will be completed in 2002.

      At Syracuse, New York the Company owns a 16 acre site which included a group of connected buildings containing approximately 270,000 square feet of floor space. This plant was used primarily for the manufacture and packaging of liquid laundry detergent. As previously mentioned, the Company closed the plant in early 2001 and shifted liquid laundry detergent production to the former USA Detergents' facilities. The Company is currently demolishing the structures. This will be completed during 2002.

      The Company's plant in Green River, Wyoming is located on 112 acres of land owned by the Company. The plant and related facilities contain approximately 273,000 square feet of floor space. The plant was constructed in 1968 and has since been expanded to a current capacity of 200,000 tons of sodium bicarbonate per year. This plant also manufactures powder laundry detergent and cat litter. During 2001, an additional 101,000 square feet of warehouse space was added.

      The Company's plant in Old Fort, Ohio is located on 75 acres of land owned by the Company. The plant and related facilities contain approximately 208,000 square feet of floor space. The plant was completed in 1980 and has since been expanded to a capacity of 280,000 tons of sodium bicarbonate per year. During 2001, an additional 90,000 square feet of warehouse space was added.

      In 1998, the Company purchased a 250,000 square foot manufacturing facility set on approximately 46 acres in Lakewood, New Jersey. The plant manufactures and packages the ARM & HAMMER Deodorant Anti-Perspirant product line, its dentifrice products which was relocated from the Company's Greenville, South Carolina, facility in 1999, ARM & HAMMER Deodorizing Air Freshener, and packages ARM & HAMMER Dental Care Gum. In 2000, SCRUB FREE and CLEAN SHOWER bathroom cleaner production started. Previously it was contract manufactured.

      During 2000, the Company sold a portion of the facility it owns in Greenville, South Carolina. In 2001, the Company completed the sale of the remaining portion of the facility.

      During 1997, the Company acquired from The Dial Corporation a manufacturing facility in London, Ohio. This facility contains approximately 141,000 square feet of floor space and is located on 6 acres of land. The facility manufactures and packages BRILLO Soap Pads and ARM & HAMMER FRESH & SOFT Dryer Sheets.

      The Company will complete in 2002, a 50,000 square foot manufacturing facility in Madera, California that will produce Megalac Rumen Bypass Fats and related higher-value Megalac products.

      As part of the USA Detergents acquisition, the Company acquired three manufacturing facilities. The Harrisonville, Missouri facility produces predominately liquid laundry products. It is approximately 510,000 square feet, which includes a 150,000 square foot warehouse completed in 2001. The facility is situated on approximately 43 acres of land. The Company also manufactures liquid laundry products at a 360,000 square foot leased facility in North Brunswick, New Jersey. The lease expires in 2004, subject to two five-year extensions. The Company also acquired a 105,000 square foot manufacturing facility in Chicago, Illinois that manufactures powder laundry detergent. The facility is situated on a three-acre land parcel who's lease expires in the year 2080.

      Adjacent to the Company's North Brunswick facility, the Company leased two warehouses for the distribution of its consumer products. One warehouse is approximately 525,000 square feet, whose lease expires at the end of 2010. The other warehouse is approximately 156,000 square feet, whose lease expires at the end of 2011.

      In conjunction with the anti-perspirant and pet care businesses acquired from Carter-Wallace, the Company acquired a 45,000 square foot manufacturing facility in Winsted, Connecticut that manufactures pet care hardware products. The anti-perspirant products were manufactured in Armkel's Cranbury, New Jersey facility. The production is currently being transferred to the Company's Lakewood, New Jersey facility. This should be complete by the end of the third quarter 2002.

      Armkel, LLC, in which the Company has a 50% interest, owns and operates a condom manufacturing facility in Colonial Heights, Virginia. The facility contains approximately 220,000 square feet of space. Armkel also owns a 754,000 square foot facility in Cranbury, New Jersey that manufactures pharmaceuticals, toiletries and pet care products. Armkel has decided to close the facility and transfer production to either Church & Dwight's Lakewood, New Jersey facility or to a series of contract manufacturers. This transfer will be completed in the second quarter of 2002. Armkel then plans to sell the facility. In addition, Armkel leases a 200,000 square food warehouse in Dayton, New Jersey and a 43,000 square foot warehouse in Momence, Illinois. Both facilities will be closed during 2002.

      Armkel also owns or leases facilities outside the United States. They are:

Location                                    Products Manfactured                        Area (Sq. Feet)
-------------------------------------------------------------------------------------------------------
Owned:
Manufacturing facilities and offices
     Montreal, Canada                       OTC pharmaceuticals and toiletries                 157,000
     Folkestone, England                    Toiletries                                          76,000
     Milan, Italy                           OTC pharmaceuticals and toiletries                  60,000
     Mexico City, Mexico                    Pharmaceuticals                                     94,400
     New Plymouth, New Zealand              Condom processing                                   31,000

Warehouse and Offices
     Toronto, Canada                                                                            52,000

Leased:
Manufacturing facilities and offices
     Barcelona, Spain                       Toiletries                                          58,400
     Milan, Italy                           Diagnostics and toiletries                          49,100
     Folkestone, England                    Toiletries                                          21,500

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

      Church & Dwight Co., Inc.'s 85% owned subsidiary, QGN, has its administrative headquarters in Rio de Janeiro, Brazil in leased office space. QGN owns and operates manufacturing facilities in Camaoari, Feira de Santana, and Itapura in the state of Bahia and Diadema in the state of Sao Paulo.

ITEM 3. LEGAL PROCEEDINGS.

      Litigation

a. On January 17, 2002, a petition for appraisal, Cede & Co., Inc. and GAMCO Investors, Inc. v. MedPointe Healthcare, Inc., Civil Action No. 19354, was filed in the Court of Chancery of the State of Delaware demanding a determination of the fair value of shares of MedPointe. The action was brought by purported former shareholders of Carter-Wallace in connection with the merger on September 28, 2001 of MCC Acquisition Sub Corporation with and into Carter-Wallace. The merged entity subsequently changed its name to MedPointe. The petitioners, who are purported holders of record of approximately 3.1 million shares of MedPointe, have petitioned for an appraisal of the fair value of their shares in accordance with Section 262 of the Delaware General Corporation Law.

      MedPointe and certain former Carter-Wallace shareholders are party to an indemnification agreement pursuant to which such shareholders will be required to indemnify MedPointe from a portion of the damages, if any, suffered by MedPointe in relation to the exercise of appraisal rights by other former Carter-Wallace shareholders in the merger. Pursuant to the agreement, the shareholders have agreed to indemnify MedPointe for 40% of any Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) suffered by MedPointe in relation to the merger; provided that if the total amount of Appraisal Damages exceeds $33,333,333.33, then the indemnifying stockholders will indemnify MedPointe for 100% of any damages suffered in excess of that amount. Armkel, in turn, is party to an agreement with MedPointe pursuant to which it has agreed to indemnify MedPointe and certain related parties against 60% of any Appraisal Damages for which MedPointe remains liable. The maximum liability to Armkel pursuant to the indemnification agreements and prior to any indemnification from the Company, as described in the following, is $12 million. The Company is party to an agreement with Armkel pursuant to which it has agreed to indemnify Armkel for 17.38% of any Appraisal Damages, up to a maximum of $2.1 million, for which Armkel becomes liable.

      The Company believes that the consideration offered was fair to the former Carter-Wallace shareholders, and it cannot predict with certainty the outcome of this litigation.

b. The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

      The Company's common stock is traded on the New York Stock Exchange (symbol: "CHD") This information appears under "Common Stock Price range and dividends," on page 9 of Exhibit 99 hereto, and on page 9 of Appendix B of the Proxy Statement, incorporated herein by reference. During 2001, there were no sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA.

      This information appears under "Eleven-Year Financial Summary," on page 33 of Exhibit 99 hereto, and on page 33 of Appendix B of the Proxy Statement, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ("MD&A")

      This information appears under "MD&A," on pages 1 through 9 of Exhibit 99 hereto, and on pages 1 through 9 of Appendix B of the Proxy Statement, incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      This information appears under "Market Risk" in the "Management's Discussion and Analysis," on pages 5 through 6 of Exhibit 99 hereto, and on pages 5 through 6 of Appendix B of the Proxy Statement, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      These statements and data appear on pages 10 through 31 of Exhibit 99 hereto, and on pages 10 through 31 of Appendix B of the Proxy Statement, incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

      Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required by this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A which will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements

      Consolidated Financial Statements and Independent Auditors' Report included in Exhibit 99 hereto, and in Appendix B of the Proxy Statement, incorporated herein by reference:

          Consolidated Statements of Income for each of the three years in the period ended December 31, 2001

          Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2001

          Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2001

          Notes to Financial Statements

          Independent Auditors' Report

(a) 2.      Financial Statement Schedule

      Included in Part IV of this report:

            Independent Auditors' Report on Schedule

            For each of the three years in the period ended December 31, 2001:

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

      (4)   (a) * Credit Agreement, dated as of September 28, 2001, by and between Church & Dwight Co., Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement as Lenders, PNC Bank, National Association, Fleet National Bank, The Bank of Nova Scotia, National City Bank and The Chase Manhattan Bank, as administrative agent.

            (b) Credit Agreement, dated as of May 23, 2001, by and between Church & Dwight Co., Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement as Lenders, Fleet National Bank, National City Bank, First Union National Bank, PNC Bank, and The Chase Manhattan Bank, as administrative agent previously filed with the Securities and Exchange Commission on the Company's Form 8-K filed on June 5, 2001 (Commission file no. 1-10585) and incorporated by reference.

            (c) The Company is party to a Loan Agreement dated May 31, 1991 with the New Jersey Economic Development Authority. The principal amount of the loan thereunder is less than ten percent of the Company's consolidated assets. The Company will furnish a copy of said agreement to the Commission upon request.

      (10)  (a)   Amended and Restated Limited Liability Company Agreement of
                  Armkel LLC, dated as of August 27, 2001, by and between Church
                  & Dwight Co., Inc. and Kelso Protection Venture, LLC, a
                  Delaware limited liability company ("LLC Agreement") and Amendment Number 1 to the LLC Agreement, dated as of September
                  24, 2001 previously filed with the Securities and Exchange
                  Commission on the Company's Form 8-K filed on October 12, 2001
                  (Commission file no. 1-10585) and are incorporated by reference.

            (b) * Amendment Number 2 to the LLC Agreement, dated as of September
                  24, 2001.

            (c) Amended and Restated Product Line Purchase Agreement, dated as of July 30, 2001 and effective as of May 7, 2001 by and between Church & Dwight Co., Inc. and Armkel LLC ("PLPA") and Amendment Number 1 to the PLPA, dated as of September 28, 2001 previously filed with the Securities and Exchange Commission on the Company's Form 8-K filed on October 12, 2001 (Commission file no. 1-10585) and are incorporated by reference.

            (d) * Asset Purchase Agreement, dated May 7, 2001, by and between
                  Armkel LLC and Carter-Wallace, Inc. for the purchase of certain consumer brands.

            (e) Supply Agreement between Church & Dwight Co., Inc. and ALCAD Partnership for supply of soda ash. This document is not attached hereto but has been separately submitted to the Securities and Exchange Commission which has approved the Company's application under rule 24b-2 for privileged and confidential treatment thereof.

            (f) Limited Liability Company Operation Agreement of Armus, LLC, dated as of June 14, 2000, between Church & Dwight Co., Inc. and USA Detergents, Inc. This document has been previously filed with the Securities and Exchange Commission on the Company's Quarterly Report on Form 10-Q, filed on August 14, 2000 and was approved under rule 24b-2 for privileged and confidential treatment thereof.

            (g) Stock Purchase Agreement dated as of June 14, 2000, among USA Detergents, Inc., Church & Dwight Co., Inc. and Frederick R. Adler. This document has been previously filed with the Securities and Exchange Commission on the Company's Quarterly Report on Form 10-Q, filed on August 14, 2000 and was approved under rule 24b-2 for privileged and confidential treatment thereof.

                  Compensation Plans and Arrangements

            (h) * Employment Agreement, dated February 2, 2001, by and between
                  Church & Dwight Co., Inc. and Jon L. Finley for the position of President and COO.

            (i) * Supplemental Employment Agreement, dated October 5, 2001, by and between Church & Dwight Co., Inc. and Jon L. Finley.

            (j) * Employment Agreement, dated January 3, 2002, by and between
                  Church & Dwight Co., Inc. and Joseph A. Sipia, Jr.

            (k) * Employment Agreement, dated February 26, 2002, by and between
                  Church & Dwight Co., Inc. and Bradley A. Casper.

            (l) The Company's 1983 Stock Option Plan, which was approved by stockholders at the Annual Meeting of Stockholders on May 5, 1983, and was included in the Company's definitive Proxy Statement dated April 4, 1983, (Commission file no. 1-10585) which is incorporated herein by reference.

            (m) Restricted Stock Plan for Directors which was approved by stockholders at the Annual Meeting of Stockholders on May 7, 1987, and was included in the Company's definitive Proxy Statement dated April 6, 1987, (Commission file no. 1-10585) which is incorporated herein by reference.

            (n) Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, (Commission file no. 1-10585) which is incorporated herein by reference.

            (o) Deferred Compensation Plan for Directors has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1987, (Commission file no. 1-10585) which is incorporated herein by reference.

            (p) Employment Service Agreement with Senior Management of Church & Dwight Co., Inc. has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1990, (Commission file no. 1-10585) which is incorporated herein by reference.

            (q) The Stock Option Plan for Directors which was approved by stockholders in May 1991, authorized the granting of options to non-employee directors. The full text of the Church & Dwight Co., Inc. Stock Option Plan for Directors was contained in the definitive Proxy Statement filed with the Commission on April 2, 1991, (Commission file no. 1-10585) which is incorporated herein by reference.

            (r) A description of the Company's Incentive Compensation Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1992, (Commission file no. 1-10585) which is incorporated herein by reference.

            (s) Church & Dwight Co., Inc. Executive Stock Purchase Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1993, (Commission file no. 1-10585) which is incorporated herein by reference.

            (t) The 1994 Incentive Stock Option Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1994, (Commission file no. 1-10585) which is incorporated herein by reference.

            (u) The Compensation Plan for Directors, which was approved by stockholders at the Annual Meeting of Stockholders on May 9, 1996, and was included in the Company's definitive Proxy Statement filed with the Commission on April 1, 1996, (Commission file no. 1-10585) which is incorporated herein by reference.

      *(11) Computation of earnings per share.

      *(21) List of the Company's subsidiaries.

      *(23) Consent of Independent Auditor.

      *(99) Financial Statements.

(b)   Reports on Form 8-K

            The Company filed an 8-K on October 12, 2001 to announce the Company's investment in Armkel, LLC and the acquisition of the Antiperspirant and Pet Care businesses acquired from Carter-Wallace.

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

--------------------------------------------------------------------------------
*filed herewith

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Church & Dwight Co., Inc.
Princeton, New Jersey

We have audited the consolidated financial statements of Church & Dwight Co., Inc. and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 11, 2002; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Church & Dwight Co., Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Parsippany, New Jersey
March 11, 2002

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                    2001              2000              1999
                                                                  ------------------------------------------
Allowance for Doubtful Accounts:

      Balance at beginning of year                                $2,052            $1,552            $1,579
                                                                  ------------------------------------------

      Additions:
            Charged to expenses and costs                          1,950               700               200
            Acquisition of subsidiary/product lines                  788                --               122
                                                                  ------------------------------------------
                                                                   2,738               700               322

      Deductions:
            Amounts written off                                    1,105               190               348
            Foreign currency translation adjustments                  19                10                 1
                                                                  ------------------------------------------

                                                                   1,124               200               349
                                                                  ------------------------------------------

      Balance at end of year                                      $3,666            $2,052            $1,552
                                                                  ------------------------------------------

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - Computation of Earnings Per Share
                     (In thousands except per share amounts)

                                                               2001           2000            1999
                                                            --------------------------------------
BASIC:
      Net Income                                            $46,984        $33,559         $45,357

Weighted average shares outstanding                          38,879         38,321          38,792

Basic earnings per share                                      $1.21          $0.88           $1.17

DILUTED:
      Net Income                                            $46,984        $33,559         $45,357

Weighted average shares outstanding                          38,879         38,321          38,792
      Incremental shares under stock option plans             1,940          1,612           2,251
                                                            --------------------------------------
Adjusted weighted average shares outstanding                 40,819         39,933          41,043
                                                            --------------------------------------

Diluted earnings per share                                    $1.15          $0.84           $1.11

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                                   EXHIBIT 21
                       LIST OF THE COMPANY'S SUBSIDIARIES


1)    Church & Dwight Ltd./Ltee
      Incorporated in Canada

2)    C & D Chemical Products, Inc.
      Incorporated in the State of Delaware,
      D/B/A Armand Products Company, a Partnership

3)    Brotherton Speciality Products Ltd.
      Incorporated in the United Kingdom

4)    Quimica Geral do Nordeste S.A. (QGN)
      Incorporated in Brazil (85% Interest)

5)    Biovance Technologies, Inc.
      Incorporated in the state of Delaware

      The Company's remaining subsidiaries, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of December 31, 2001.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-60149, 33-60147, 33-24553, 33-6150 and 33-44881 on Form S-8 of our reports dated March 11, 2002 included in the Annual Report on Form 10-K of Church & Dwight Co., Inc. for the year ended December 31, 2001.

Deloitte & Touche LLP
Parsippany, New Jersey
March 11, 2002

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2002.

                                       CHURCH & DWIGHT CO., INC.


                                       By: /s/ Robert A. Davies, III
                                           ------------------------------------
                                           Robert A. Davies, III
                                           Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert A. Davies, III      Chairman and                       March 18, 2002
-------------------------      Chief Executive Officer
Robert A. Davies, III


/s/ Zvi Eiref                  Vice President Finance and         March 18, 2002
-------------------------      Chief Financial Officer
Zvi Eiref                      (Principal Financial Officer)



/s/ Gary P. Halker             Vice President, Controller and     March 18, 2002
-------------------------      Chief Information Officer
Gary P. Halker                 (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William R. Becklean                 Director                  March 18, 2002
-----------------------
William R. Becklean

/s/ Robert H. Beeby                     Director                  March 18, 2002
-------------------
Robert H. Beeby

/s/ Robert A. Davies, III               Chairman                  March 18, 2002
-------------------------
Robert A. Davies, III

/s/ Rosina B. Dixon, M.D.               Director                  March 18, 2002
-------------------------
Rosina B. Dixon, M.D.

/s/ J. Richard Leaman, Jr.              Director                  March 18, 2002
--------------------------
J. Richard Leaman, Jr.

/s/ Robert D. LeBlanc                   Director                  March 18, 2002
---------------------
Robert D. LeBlanc

/s/ John D. Leggett, III, Ph.D          Director                  March 18, 2002
------------------------------
John D. Leggett, III, Ph.D.

/s/ John F. Maypole                     Director                  March 18, 2002
-------------------
John F. Maypole

/s/ Robert A. McCabe                    Director                  March 18, 2002
--------------------
Robert A. McCabe

/s/ Dwight C. Minton                    Chairman Emeritus         March 18, 2002
--------------------
Dwight C. Minton

/s/ Burton B. Staniar                   Director                  March 18, 2002
---------------------
Burton B. Staniar

/s/ John O. Whitney                     Director                  March 18, 2002
-------------------
John O. Whitney