Form 10-Q
period 2002-03-29
CHURCH & DWIGHT CO INC /DE/
filed 2002-05-10
CIK 313927

1 of 1
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2002

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

As of May 3, 2002, there were 39,442,615 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
(Dollars in thousands, except per share data)                                           MAR. 29, 2002     MAR. 30, 2001
                                                                                        -------------     -------------
NET SALES...........................................................................     $  256,802         $  226,780
Cost of sales.......................................................................        183,552            162,429
                                                                                         ----------         ----------
GROSS PROFIT........................................................................         73,250             64,351
Marketing expense...................................................................         16,832             16,386
Selling, general and administrative expenses........................................         29,191             27,013
                                                                                         ----------         ----------
INCOME FROM OPERATIONS..............................................................         27,227             20,952
Equity in earnings of affiliates....................................................            917              1,032
Investment earnings.................................................................            565                405
Other income (expense)..............................................................           (193)            (1,003)
Interest expense....................................................................         (6,088)              (670)
                                                                                         -----------        ----------
INCOME BEFORE MINORITY INTEREST AND TAXES ..........................................         22,428             20,716
Minority interest...................................................................             89              1,984
                                                                                         ----------         ----------
Income before taxes.................................................................         22,339             18,732
Income taxes........................................................................          7,416              6,585
                                                                                         ----------         ----------
NET INCOME..........................................................................         14,923             12,147
Retained earnings at beginning of period............................................        312,409            276,700
                                                                                         ----------         ----------
                                                                                            327,332            288,847
Dividends paid......................................................................          2,942              2,699
                                                                                         ----------         ----------
Retained earnings at end of period..................................................     $  324,390         $  286,148
                                                                                         ==========         ==========
Weighted average shares outstanding - Basic.........................................         39,267             38,538
Weighted average shares outstanding - Diluted.......................................         41,488             40,333
                                                                                         ==========         ==========
EARNINGS PER SHARE:
Net income per share - Basic........................................................         $  .38             $ .32
Net income per share - Diluted......................................................         $  .36             $ .30
                                                                                         ==========         =========
DIVIDENDS PER SHARE.................................................................         $ .075             $ .07
                                                                                         ==========         =========

See Notes to Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         MAR. 29, 2002    DEC. 31, 2001
(Dollars in thousands)                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents...........................................................     $   53,852        $   52,446
Accounts receivable, less allowances of $2,809 and $3,666...........................        101,551           106,291
Inventories.........................................................................        101,970           101,214
Deferred income taxes...............................................................         24,580            19,849
Note receivable and current portion of long-term note receivable....................          5,870             5,803
Prepaid expenses....................................................................          7,069             7,604
                                                                                         ----------        ----------
TOTAL CURRENT ASSETS................................................................        294,892           293,207
                                                                                         ----------        ----------
PROPERTY, PLANT AND EQUIPMENT (NET).................................................        239,375           231,449
NOTES RECEIVABLE....................................................................         11,082            11,951
EQUITY INVESTMENT IN AFFILIATES.....................................................        115,336           115,121
LONG-TERM SUPPLY CONTRACTS..........................................................          7,406             7,695
TRADENAMES..........................................................................        136,808           136,934
GOODWILL ...........................................................................        135,886           127,320
OTHER ASSETS........................................................................         27,691            25,408
                                                                                         ----------        ----------
TOTAL ASSETS........................................................................     $  968,476        $  949,085
                                                                                         ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings...............................................................     $    3,875        $    3,220
Accounts payable and accrued expenses...............................................        169,810           176,176
Current portion of long-term debt...................................................          8,360             8,360
Income taxes payable................................................................          4,834             8,260
                                                                                         ----------        ----------
TOTAL CURRENT LIABILITIES...........................................................        186,879           196,016
                                                                                         ----------        ----------
LONG-TERM DEBT......................................................................        406,995           406,564
DEFERRED INCOME TAXES...............................................................         37,109            27,032
DEFERRED AND OTHER LONG-TERM LIABILITIES............................................         20,205            19,164
NONPENSION POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS...............................         15,380            15,880
MINORITY INTEREST...................................................................          2,199             2,126
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock-$1.00 par value
     Authorized 2,500,000 shares, none issued.......................................             --                --
Common Stock-$1.00 par value
     Authorized 100,000,000 shares, issued 46,660,988 shares........................         46,661            46,661
Additional paid-in capital..........................................................         30,877            28,414
Retained earnings...................................................................        324,390           312,409
Accumulated other comprehensive (loss)..............................................         (8,913)           (9,728)
                                                                                         -----------       ----------
                                                                                            393,015           377,756
Common stock in treasury, at cost:
     7,272,456 shares in 2002 and 7,518,105 shares in 2001..........................        (93,306)          (95,453)
                                                                                         -----------       ----------
TOTAL STOCKHOLDERS' EQUITY..........................................................        299,709           282,303
                                                                                         ==========        ==========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................     $  968,476        $  949,085
                                                                                         ==========        ==========

See Notes to Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                          THREE MONTHS ENDED
(Dollars in thousands)                                                                 MAR. 29, 2002    MAR. 30, 2001
                                                                                        -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME..........................................................................      $  14,923         $  12,147
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization.......................................          6,482             6,241
     Equity in earnings of affiliates...............................................           (917)           (1,032)
     Deferred income taxes..........................................................          6,701               601
     Other..........................................................................           (152)             (225)
Change in assets and liabilities:
     Decrease/(increase) in accounts receivable.....................................          5,573           (20,767)
     (Increase) in inventories......................................................         (1,571)           (3,539)
     Decrease/(increase) in prepaid expenses........................................            548              (810)
     (Decrease)/increase in accounts payable........................................        (10,037)           11,049
     (Decrease)/increase in income taxes payable....................................         (2,043)            4,161
     (Decrease)/increase in other liabilities.......................................            (11)              733
                                                                                          ----------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................         19,496             8,559
CASH FLOW FROM INVESTING ACTIVITIES
Decrease in short-term investments..................................................             --               997
Additions to property, plant and equipment..........................................        (10,104)           (7,749)
Acquisition of Biovance stock (net of cash acquired of $365)........................         (7,714)               --
Proceeds from note receivable.......................................................            803                --
Distributions from affiliates.......................................................            703               667
Other long-term assets..............................................................           (465)             (237)
Proceeds from sale of fixed assets..................................................             75               509
Purchase of USAD stock..............................................................             --            (4,948)
Purchase of supply contract.........................................................             --              (786)
                                                                                          ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES...............................................        (16,702)          (11,547)
CASH FLOW FROM FINANCING ACTIVITIES
Long-term debt (repayment)..........................................................         (1,830)             (273)
Short-term debt borrowing/(repayment)...............................................            123              (402)
Proceeds from stock options exercised...............................................          3,261             3,563
Payment of cash dividends...........................................................         (2,942)           (2,699)
                                                                                          ----------        ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.................................         (1,388)              189
NET CHANGE IN CASH AND CASH EQUIVALENTS.............................................          1,406            (2,799)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR......................................         52,446            21,573
                                                                                          ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................      $  53,852         $  18,774
                                                                                          =========         =========

ACQUISITION IN WHICH LIABILITIES WERE ASSUMED ARE AS FOLLOWS:
Fair value of assets................................................................      $  14,656
Cash paid for stock.................................................................         (7,714)
                                                                                          ---------
Liabilities assumed.................................................................      $  (6,942)

See Notes to Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of March 20, 2002, the consolidated statements of income and retained earnings for the three months ended March 29, 2002 and March 30, 2001 and the consolidated statements of cash flow for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 29, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 annual report to shareholders. The results of operations for the period ended March 29, 2002 are not necessarily indicative of the operating results for the full year.


2. Inventories consist of the following:

    (In thousands)                                           MAR. 29, 2002   DEC. 31, 2001
                                                             -------------   -------------
Raw materials and supplies................................    $   31,635        $   28,869

Work in process...........................................           244               651

Finished goods ...........................................        70,091            71,694
                                                              ----------    --------------

                                                              $  101,970        $  101,214
                                                              ==========        ==========

3. Property, Plant and Equipment consist of the following:

    (In thousands)                                                         MAR. 29, 2002    DEC. 31, 2001
                                                                           -------------    -------------
Land......................................................................  $    6,498        $    6,503

Buildings and improvements................................................      92,361            92,577

Machinery and equipment...................................................     258,441           253,749

Office equipment and other assets.........................................      25,100            25,037

Software .................................................................       5,628             5,652

Mineral rights ...........................................................         255               257

Construction in progress..................................................      26,293            17,593
                                                                            ----------        ----------
                                                                               414,576           401,368

Less accumulated depreciation, depletion and amortization.................     175,201           169,919
                                                                            ----------        ----------
Net Property, Plant and Equipment.........................................  $  239,375        $  231,449
                                                                            ==========        ==========

4.   Earnings Per Share

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



5.   Impairment and Other Items

During 2000, the Company recorded a pre-tax charge of $21.9 million relating to three major elements: a $14.3 million write-down of the Company's Syracuse N.Y. manufacturing facility, a $2.1 million charge for potential carrying and site clearance costs, and a $5.5 million severance charge (including $2.2 million pension plan amendment) related to both the Syracuse shutdown and the sales force reorganization. The Company also incurred depreciation and other charges of $1.8 million in 2000 and $1.4 million in 2001 relating to a plant and warehouses that were shutdown. This brings the total one-time cost to approximately $25 million. The cash portion of this one-time cost, however, was less than $5 million after tax.

Components of the outstanding reserve balance included in accounts payable and accrued expenses consist of the following:

                                                  RESERVES AT       PAYMENTS &      RESERVES AT
    (In thousands)                               DEC. 31, 2001      ADJUSTMENTS     MAR. 29, 2002
                                                 -------------      -----------     -------------
Severance and other charges.....................    $    762         $    (56)         $    706

Site clearance costs............................       1,186             (423)              763
                                                    --------         --------          --------

                                                    $  1,948         $   (479)         $  1,469
                                                    ========         ========          ========


6.   Segment Information

Segment sales and operating profit for the first quarter of 2002 and 2001 are as follows:

                                                                                       UNCONSOLIDATED
    (In thousands)                                     CONSUMER        SPECIALTY         AFFILIATES         TOTAL
                                                       --------        ---------         ----------         -----
NET SALES
    First quarter 2002..........................     $   309,284      $   53,989       $   (106,471)     $  256,802

    First quarter 2001..........................         183,617          55,496            (12,333)        226,780


OPERATING PROFIT

    First quarter 2002..........................          32,680           7,103            (12,556)         27,227

    First quarter 2001..........................          16,011           6,981             (2,040)         20,952


Both Consumer and Specialty net sales and operating profit include 100 percent of the results of unconsolidated affiliates.

Product line net sales data for the first quarter periods are as follows:

                 DEODORIZING                                                                 UNCON-
                     AND                       PERSONAL    INTERNATIONAL      SPECIALTY     SOLIDATED
                  CLEANING       LAUNDRY         CARE         CONSUMER        PRODUCTS     AFFILIATES       TOTAL
                  --------       -------         ----         --------        --------     ----------       -----

1st Qtr 2002....   $ 62,507    $ 100,210     $  90,511       $  56,056      $  53,989       $(106,471)    $ 256,802

1st Qtr 2001....     50,065       97,936        27,546           8,070         55,496        (12,333)       226,780

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As a result of the Arrid Antiperspirant acquisition and the formation of Armkel, the Company has reclassified the consumer product division into four product lines, which breaks out international from the underlying products and combines the specialty products division into one product line. Prior year sales have been restated.


7.       Armkel LLC

The following table summarizes financial information for Armkel LLC. The Company accounts for its 50% interest under the equity method.

                                                                                         QUARTER ENDED
                                                                                           MARCH 29,
    (In thousands)                                                                           2002
                                                                                             ----
Income statement data:

Net sales...........................................................................    $    96,453

Gross profit........................................................................         45,434

Net income .........................................................................            308

Equity in affiliate ................................................................            308




                                                                                           MARCH 29,    December 31,
    (In thousands)                                                                           2002           2001
                                                                                             ----           ----
Balance sheet data:

Current assets......................................................................        207,464     $   225,104

Noncurrent assets...................................................................        584,353         587,489

Short-term debt.....................................................................          8,416           5,671

Current liabilities (excluding short-term debt).....................................        116,540         135,057

Long-term debt......................................................................        437,618         439,750

Other long-term liabilities.........................................................         26,838          28,711

Partners' equity....................................................................        202,405         203,404


Under the partnership agreement with Kelso, the Company is allocated 50% of all book and tax profits. If there are losses, the Company is allocated 50% of all book and tax losses up to $10 million and 100% of such losses above that level for the period starting September 29, 2001, the date of the acquisition. The Company is entitled to 100% of the profits up till an amount equal to the accumulated excess losses it recorded. As a result, the Company recorded 100% of the first quarter net income of $.3 million.

During the quarter, the Company invoiced Armkel $3.5 million for administrative services, and purchased $5.4 million of deodorant antiperspirant inventory produced by Armkel at its cost. Armkel invoiced the Company $1.0 million of transition administrative services. The Company has an open receivable from Armkel at March 29, 2002 of approximately $6.0 million that primarily related to cash collected by Armkel on behalf of the Company for open accounts receivable and administration fees, partially offset by amounts owed for inventory.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.       Biovance Acquisition

As previously announced, in January the Company acquired Biovance Technologies, Inc., a small Oskaloosa, Iowa-based producer of specialty feed ingredients which complement our existing range of animal nutrition products. The purchase price paid in the first quarter was $7.7 million (net of cash acquired) and included the assumption of debt. The Company accrued $3.0 million of additional payments at March 29, 2002 based upon contractual obligations, which will be paid in 2003. Additional payments will be required based on future operating performance.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:


    (In thousands)
Current assets............................................................     $     1,374
Property, plant and equipment.............................................           3,540
Tradenames................................................................              46
Goodwill..................................................................          10,061
                                                                               -----------
Total assets acquired.....................................................          15,021
Current liabilities.......................................................          (4,603)
Long-term liabilities.....................................................          (2,339)
                                                                               -----------
Net assets acquired.......................................................     $     8,079
                                                                               ===========

The results of operations are included in the accompanying financial statements from January 1, 2002, and were not significant.

An appraisal is currently in process and the purchase prince allocation will be modified based on its results. Goodwill is not being amortized, based on the provisions of SFAS 142 "Goodwill and Other Intangible Assets." The Goodwill is not expected to be deductible for tax purposes and will be included in the specialty products segment.


9.   Recent Accounting Pronouncements

     a. During the quarter, the Company adopted EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 00-14 addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, not included as a marketing expense as the Company did previously. EITF 00-25 outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. The Company previously recorded such costs as marketing expenses. The issue requires the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. The first quarter 2001 net sales have been restated for both issues. The impact was a reduction of net sales of approximately $32.0 million and $29.7 million in 2002 and 2001, respectively, and did not have an effect on net income.

     b. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". Under its changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted this statement upon its effective date.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The following tables discloses the carrying value of all intangible assets:

                                             MARCH 29, 2002                            DECEMBER 31, 2001
                                             --------------                            -----------------
                                GROSS CARRYING     ACCUM.                  GROSS CARRYING     ACCUM.
                                    AMOUNT      AMORTIZATION      NET          AMOUNT      AMORTIZATION      NET
                                    ------      ------------      ---          ------      ------------      ---
AMORTIZED INTANGIBLE ASSETS:
---------------------------
         Tradenames............    $  13,500     $  (1,575)   $  11,925      $   13,500     $ (1,406)    $  12,094

         Technology............        4,241          (392)       3,849           4,241         (302)        3,939
                                   ---------     ---------    ---------      ----------     --------     ---------

         Total.................    $  17,741     $  (1,967)   $  15,774      $   17,741     $ (1,708)    $  16,033
                                   =========     =========    =========      ==========     ========     =========

UNAMORTIZED INTANGIBLE ASSETS - Carrying value
-----------------------------

         Tradenames............    $ 124,883                                 $  124,840
                                   ---------                                 ----------

         Total.................    $ 124,883                                 $  124,840
                                   =========                                 ==========


Intangible amortization expense amounted to $.3 million in the current quarter and $1.0 million for the same period of a year ago. The estimated intangible amortization for each of the next five years is approximately $1.0 million.

The changes in the carrying amount of goodwill for the quarter ended March 29, 2002 is as follows:

         (In thousands)                                  CONSUMER          SPECIALTY          TOTAL
                                                         --------          ---------          -----


     Balance December 31, 2001........................  $   116,372     $   10,948       $   127,320

     Purchase accounting adjustments..................       (1,637)            --            (1,637)


     Goodwill acquired during quarter.................          296         10,061            10,357

     FAS 109 adjustment...............................           --            (92)              (92)

     Foreign exchange/other...........................           --            (62)              (62)
                                                         -----------     ----------       -----------


     Balance March 29, 2002...........................  $   115,031     $   20,855       $   135,886
                                                         ===========     ==========       ===========


Net income results and per share amounts for the quarter ended March 30, 2001 reflecting goodwill and intangible assets that are no longer being amortized is as follows:

                                                                                         MARCH 29,        March 30,
                                                                                           2002             2001
                                                                                           ----             ----
     Reported net income..........................................................     $   14,923        $   12,147
     Goodwill amortization (net of tax)...........................................             --               392
     Discontinued tradename amortization (net of tax).............................             --               139
                                                                                       ----------        ----------

     Adjusted net income..........................................................     $   14,923        $   12,678
                                                                                       ==========        ==========

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Basic earning per share:
         As reported............................................        $0.38             $0.32
         Goodwill amortization..................................           --              0.01
         Tradename amortization.................................           --                --
                                                                   ----------        ----------
         Adjusted net income....................................        $0.38             $0.33
                                                                   ==========        ==========

     Diluted earnings per share:
         As reported............................................        $0.36             $0.30
         Goodwill amortization..................................           --              0.01
         Tradename amortization.................................           --                --
                                                                   ----------        ----------
         Adjusted net income....................................        $0.36             $0.31
                                                                   ==========        ==========


     c. In January 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements"' to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company has evaluated this statement and has determined there is no material impact on the Company's consolidated financial statements.


10.  Comprehensive Income

The following table presents the Company's Comprehensive Income for the three months ending March 29, 2002 and March 30, 2001:


                                                                                        THREE MONTHS ENDED
                                                                                        ------------------
                                                                                    MARCH 29,           March 30,
(In thousands)                                                                        2002                2001
                                                                                      ----                ----
Net Income.................................................................        $   14,923          $  12,147
Other Comprehensive Income, net of tax:
    Foreign exchange translation adjustments...............................              (231)            (1,589)
    Interest rate swap agreements..........................................             1,046                 --
    Available for Sale securities..........................................                --              4,623
                                                                                   ----------          ---------
Comprehensive Income.......................................................        $   15,738          $  15,181
                                                                                   ==========          =========

11.  Contingencies

Certain former shareholders of Carter-Wallace have brought legal action against the company that purchased the pharmaceutical business of Carter-Wallace regarding the fairness of the consideration these shareholders received. Pursuant to various indemnification agreements, Armkel could be liable for damages up to $12 million, and the Company could be liable directly to Armkel for an amount up to $2 million.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

For the quarter ended March 29, 2002, net income was $14.9 million, equivalent to basic earnings of $.38 per share, from $12.1 million or $.32 per share, in last year's first quarter. Diluted earnings were $.36 per share compared to $.30 per share last year. This year's results include a $0.06 per share accounting charge related to the step-up of opening inventory values by the Company's recently formed affiliate, Armkel LLC. Last year's results included a $1.4 million or $0.02 per share charge related to a plant shutdown, and a $0.7 million or $0.01 per share charge related to intangibles amortization that was discontinued in 2002 with the adoption of accounting standard FAS 142. Adjusting for these unusual items, earnings per share increased by $0.09 per share or 27% to $0.42 per share from $0.33 in the comparable period last year.

Sales increased 13.2% to $256.8 million from $226.8 million in the previous year. Consumer products sales increased 15.9% to $212.8 million, primarily due to the addition of the Arrid antiperspirant and Lambert Kay pet care businesses as part of the Carter-Wallace acquisition. Excluding the acquired brands, consumer sales increased 2%, with higher deodorizers and cleaners and laundry products, partially offset by lower personal care products. Specialty products increased 1.9% to $44 million, primarily due to the acquisition of a new animal nutrition product line partially offset by a discontinued specialty chemicals line.

During the quarter, the Company adopted EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 00-14 addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, not included as a marketing expense as the Company did previously. EITF 00-25 outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. The Company recorded such costs as marketing expenses. The issue requires the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. The first quarter 2001 net sales have been restated for both issues. The impact was a reduction of net sales of approximately $32.0 million and $29.7 million in 2002 and 2001, respectively, and did not have an effect on net income.

Gross profit margin was 28.5% in the quarter, virtually unchanged from a year ago. Lower manufacturing costs on Laundry products were offset by lower ARM & HAMMER personal care sales and higher expenses associated with the manufacturing of Arrid Antiperspirant.

Marketing expenses increased $.5 million verses 2001. Lower spending on existing personal care products were more than offset by spending associated with the acquired products and an increase in deodorizing and cleaning products.

Selling, general and administrative expenses increased from $27.0 million to $29.2 million. Higher personnel related expenses and transition expenses associated with the Carter-Wallace acquired products were partially offset by the elimination of Goodwill and certain tradename amortization expense associated with the Company's adoption of FAS 142.

Earnings from affiliates were slightly lower as a result of lower ArmaKleen earnings, partially offset by the inclusion of Armkel.

Interest expense increased significantly from last year as a result of the Company carrying the debt that was used to make the two major acquisitions in 2001. Other expenses decreased as a result that during the first quarter of 2001, the Company recorded changes in fair value of derivative instruments not designated as hedging instruments in earnings in the period. Subsequently, these contracts were designated as hedging instruments of debt incurred as part of the Carter-Wallace acquisition, and changes in value were made through other comprehensive income in the equity portion of the Company's Balance Sheet. In addition, foreign exchange losses in 2001 associated with the Brazilian subsidiary also contributed.

The effective tax rate for the quarter was 33.2%, down from 35.2% in last year's first quarter which reflects the impact of Armkel's foreign subsidiaries, whose post-tax results are included in equity in earning of affiliates.

LIQUIDITY AND CAPITAL RESOURCES

The  Company  considers  cash  and  short-term   investments  as  the  principal
measurement of its liquidity. At March 29, 2002, cash including cash equivalents totaled $53.9 million as compared to $52.4 million at December 31, 2001.

The Company had outstanding long-term debt of $407 million, and the aforementioned cash equivalents less short-term debt of $42 million, for a net debt position of $365 million at quarter-end. In addition, the Company had unused revolving credit facility of $100 million. Based on the definition in its loan agreements, the Company's cash flow (EBITDA) is estimated at $34 million for the quarter.

Financial covenants include a leverage ratio and an interest coverage ratio, which were both met for the quarter. The Company believes cash on hand along with the $100 million revolving credit facility is sufficient to meet its liquidity needs.

During the first quarter of 2002, the Company generated $19.5 million of cash flow from operating activities and received $3.3 million from stock option exercises. Significant expenditures include the purchase of Biovance stock of $7.7 million, property, plant and equipment additions of $10.1 million and the payment of cash dividends of $2.9 million.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements relating, among others, to financial objectives, sales growth and cost improvement programs. These statements, including the statements above as to the impact of the UDAD and Carter-Wallace acquisition on sales and earnings, represent the intentions, plans, expectations and beliefs of Church & Dwight, and are subject to risks, uncertainties and other factors, many of which are outside the Company's control. These factors, which include the ability of Church & Dwight to successfully integrate the operations of the consumer products business of Carter-Wallace into the Armkel joint venture and Church & Dwight, and assumptions as to market growth and consumer demand (including the effect of recent political and economic events on consumer purchases), and the outcome of contingencies, including litigation, environmental remediation and the divestiture of assets, could cause actual results to differ materially from such forward-looking statements. With regard to new product introductions, there is particular uncertainty related to trade, competitive and consumer reactions. For a description of additional cautionary statements, see Church & Dwight's quarterly and annual reports filed with the SEC, as well as Carter-Wallace's historical SEC reports.




                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits (11) Computation of earnings per share

          b. No reports on Form 8-K were filed for the three months ended March 29, 2002.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                         MARCH 29,           March 30,
                                                                           2002                2001
                                                                           ----                ----
BASIC:
      Net Income....................................................    $   14,923          $   12,147

Weighted average shares outstanding.................................        39,267              38,538

Basic earnings per share............................................         $.38                $.32

DILUTED:
      Net Income....................................................    $   14,923          $   12,147

Weighted average shares outstanding.................................        39,267              38,538
      Incremental shares under stock option plans...................         2,221               1,795
                                                                        ----------          ----------
Adjusted weighted average shares outstanding........................        41,488              40,333
                                                                        ----------          ----------

Diluted earnings per share..........................................         $.36                 $.30


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    CHURCH & DWIGHT CO.,INC.
                                    --------------------------------------------
                                    (REGISTRANT)



DATE:       5/10/2002               /S/ ZVI EIREF
         -----------------------    --------------------------------------------
                                    ZVI EIREF
                                    VICE PRESIDENT FINANCE



DATE:       5/10/2002               /S/ GARY P. HALKER
         -----------------------    --------------------------------------------
                                    GARY P. HALKER
                                    VICE PRESIDENT, CONTROLLER AND
                                    CHIEF INFORMATION OFFICER