Form 10-Q
period 2002-06-28
CHURCH & DWIGHT CO INC /DE/
filed 2002-08-09
CIK 313927

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 28, 2002

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

As of August 6, 2002, there were 39,783,883 shares of Common Stock outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)


                                                          Three Months Ended                    Six Months Ended
(Dollars in thousands, except per share data)            June 28,      June 29,              June 28,      June 29,
                                                           2002          2001                  2002          2001
                                                           ----          ----                  ----          ----
Net Sales..........................................    $  258,463     $  229,636          $  515,265     $  456,416
Cost of sales......................................       182,525        160,096             366,077        322,525
                                                       ----------     ----------          ----------     ----------
Gross Profit.......................................        75,938         69,540             149,188        133,891
Marketing expense..................................        22,153         18,859              38,985         35,245
Selling, general and administrative expenses.......        29,492         28,176              58,683         55,189
                                                       ----------     ----------          ----------     ----------
Income from Operations.............................        24,293         22,505              51,520         43,457
Equity in earnings of affiliates...................        11,364          1,151              12,281          2,183
Investment earnings................................           440            446               1,005            851
Other income (expense).............................          (894)          (340)             (1,087)        (1,343)
Interest expense...................................        (6,097)        (1,180)            (12,185)        (1,850)
                                                       ----------     ----------          ----------     ----------
Income before minority interest and taxes .........        29,106         22,582              51,534         43,298
Minority interest..................................            40          1,770                 129          3,754
                                                       ----------     ----------          ----------     ----------
Income before taxes................................        29,066         20,812              51,405         39,544
Income taxes.......................................        10,414          7,334              17,830         13,919
                                                       ----------     ----------          ----------     ----------
Net Income.........................................        18,652         13,478              33,575         25,625
Retained earnings at beginning of period...........       324,390        286,148             312,409        276,700
                                                       ----------     ----------          ----------     ----------
                                                          343,042        299,626             345,984        302,325
Dividends paid.....................................         2,970          2,719               5,912          5,418
                                                       ----------     ----------          ----------     ----------
Retained earnings at end of period.................    $  340,072     $  296,907          $  340,072     $  296,907
                                                       ==========     ==========          ==========     ==========

Weighted average shares outstanding - Basic........        39,584         38,861              39,425         38,699
Weighted average shares outstanding - Diluted......        41,855         40,850              41,677         40,596

Earnings Per Share:
Net income per share - Basic.......................          $.47           $.35                $.85          $.66
Net income per share - Diluted.....................          $.45           $.33                $.81          $.63
Dividends Per Share................................         $.075           $.07                $.15          $.14


See Notes to Condensed Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         June 28, 2002    Dec. 31, 2001
                                                                                         -------------    -------------
(Dollars in thousands)                                                                    (Unaudited)
Assets

Current Assets
Cash and cash equivalents...........................................................     $   75,285        $   52,446
Accounts receivable, less allowances of $2,170 and $3,666...........................        107,257           106,291
Inventories.........................................................................         97,137           101,214
Deferred income taxes...............................................................         24,906            19,849
Note receivable and current portion of long-term note receivable....................          5,870             5,803
Prepaid expenses....................................................................          4,573             7,604
                                                                                         ----------        ----------
Total Current Assets................................................................        315,028           293,207
                                                                                         ----------        ----------
Property, Plant and Equipment (Net).................................................        239,546           231,449
Notes Receivable....................................................................          9,708            11,951
Equity Investment in Affiliates.....................................................        125,775           115,121
Long-term Supply Contracts..........................................................          7,117             7,695
Tradenames..........................................................................        108,776           136,934
Goodwill ...........................................................................        163,370           127,320
Other Assets........................................................................         26,382            25,408
                                                                                         ----------        ----------
Total Assets........................................................................     $  995,702        $  949,085
                                                                                         ==========        ==========

Liabilities and Stockholders' Equity

Current Liabilities
Short-term borrowings...............................................................     $    4,395        $    3,220
Accounts payable and accrued expenses...............................................        169,296           176,176
Current portion of long-term debt...................................................         16,035             8,360
Income taxes payable................................................................          4,998             8,260
                                                                                         ----------        ----------
Total Current Liabilities...........................................................        194,724           196,016
                                                                                         ----------        ----------
Long-term Debt......................................................................        399,201           406,564
Deferred Income Taxes...............................................................         40,330            27,032
Deferred and Other Long-term Liabilities............................................         22,550            19,164
Nonpension Postretirement and Postemployment Benefits...............................         15,621            15,880
Minority Interest...................................................................          1,854             2,126
Commitments and Contingencies
Stockholders' Equity
Preferred Stock-$1.00 par value
     Authorized 2,500,000 shares, none issued.......................................             --                --
Common Stock-$1.00 par value
     Authorized 100,000,000 shares, issued 46,660,988 shares........................         46,661            46,661
Additional paid-in capital..........................................................         36,065            28,414
Retained earnings...................................................................        340,072           312,409
Accumulated other comprehensive (loss)..............................................        (11,494)           (9,728)
                                                                                         ----------        ----------
                                                                                            411,304           377,756
Common stock in treasury, at cost:
     6,880,905 shares in 2002 and 7,518,105 shares in 2001..........................        (89,882)          (95,453)
                                                                                         ----------        ----------
Total Stockholders' Equity..........................................................        321,422           282,303
                                                                                         ==========        ==========
Total Liabilities and Stockholders' Equity..........................................     $  995,702        $  949,085

                                                                                         ==========        ==========

            See Notes to Condensed Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                               Six Months Ended
 (Dollars in thousands)                                                                 June 28, 2002   June 29, 2001
                                                                                        -------------   --------------
Cash Flow From Operating Activities
Net Income..........................................................................      $  33,575         $  25,625
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization.......................................         13,985            12,350
     Equity in earnings of affiliates...............................................        (12,281)           (2,183)
     Deferred income taxes..........................................................         10,482             1,961
     Other..........................................................................          1,609              (182)
Change in assets and liabilities:
     (Increase) in accounts receivable..............................................           (332)          (24,728)
     Decrease/(increase) in inventories.............................................          2,861            (3,615)
     Decrease/(increase) in prepaid expenses........................................          2,957            (1,499)
     (Decrease) in accounts payable.................................................         (8,582)          (11,713)
     Increase in income taxes payable...............................................            544             1,000
     Increase in other liabilities..................................................          1,688             1,794
                                                                                          ---------         ---------
Net Cash Provided By (Used In)Operating Activities..................................         46,506            (1,190)
Cash Flow From Investing Activities
Decrease in short-term investments..................................................             --             1,994
Additions to property, plant and equipment..........................................        (20,268)          (15,964)
Acquisition of Biovance stock (net of cash acquired of $365)........................         (7,714)               --
Investment in note receivable.......................................................             --            (5,000)
Proceeds from note receivable.......................................................            803                --
Distributions from affiliates.......................................................          1,627             3,005
Other long-term assets..............................................................           (740)             (797)
Proceeds from sale of fixed assets..................................................             81             2,349
Purchase of USAD stock..............................................................             --          (101,642)
Adjustment to purchase price of product lines.......................................           (137)               --
                                                                                          ---------         ---------
Net Cash Used In Investing Activities...............................................        (26,348)         (116,055)
Cash Flow From Financing Activities
Long-term debt (repayment)..........................................................         (1,879)          (19,950)
Short-term debt borrowing...........................................................          1,482           130,952
Proceeds from stock options exercised...............................................          9,465             7,343
Deferred financing costs............................................................           (475)               --
Payment of cash dividends...........................................................         (5,912)           (5,418)
                                                                                          ---------         ---------
Net Cash Provided By Financing Activities...........................................          2,681           112,927
                                                                                          ---------         ---------
Net Change In Cash and Cash Equivalents.............................................         22,839            (4,318)
Cash And Cash Equivalents At Beginning Of Year......................................         52,446            21,573
                                                                                          ---------         ---------
Cash And Cash Equivalents At End Of Period..........................................      $  75,285         $  17,255
                                                                                          =========         =========

Acquisition in which liabilities were assumed are as follows:
Fair value of assets................................................................      $  14,656        $  169,907
Cash paid for stock.................................................................         (7,714)       $ (110,877)*
                                                                                          ---------        ----------
Liabilities assumed.................................................................      $  (6,942)       $  (59,030)
                                                                                          =========        ==========
*Includes $9.2 million paid in 2000


            See Notes to Condensed Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated balance sheet as of June 28, 2002, the consolidated statements of income and retained earnings for the three months and six months ended June 28, 2002 and June 29, 2001 and the consolidated statements of cash flow for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at June 28, 2002 and for all periods presented have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 annual report to shareholders. The results of operations for the period ended June 28, 2002 are not necessarily indicative of the operating results for the full year.


2.       Inventories consist of the following:

    (In thousands)                                                                     June 28, 2002   Dec. 31, 2001
                                                                                       -------------   -------------
Raw materials and supplies..........................................................    $   28,288        $   28,869

Work in process.....................................................................           236               651

Finished goods .....................................................................        68,613            71,694
                                                                                       ------------    --------------
                                                                                        $   97,137        $  101,214
                                                                                        ==========        ==========


3.       Property, Plant and Equipment consist of the following:

    (In thousands)                                                                     June 28, 2002    Dec. 31, 2001
                                                                                       -------------    -------------
Land................................................................................    $    6,397        $    6,503

Buildings and improvements..........................................................       100,200            92,577

Machinery and equipment.............................................................       255,767           253,749

Office equipment and other assets...................................................        24,976            25,037

Software ...........................................................................         5,593             5,652

Mineral rights .....................................................................           211               257

Construction in progress............................................................        24,966            17,593
                                                                                        ----------        ----------
                                                                                           418,110           401,368

Less accumulated depreciation, depletion and amortization...........................       178,564           169,919
                                                                                        ----------        ----------

Net Property, Plant and Equipment...................................................    $  239,546        $  231,449
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

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

Components of the outstanding reserve balance included in accounts payable and accrued expenses consist of the following:

                                                                      Reserves at       Payments &      Reserves at
    (In thousands)                                                   Dec. 31, 2001      Adjustments     June 28, 2002
                                                                     -------------      -----------     -------------

Severance and other charges.......................................      $    762         $   (240)         $    522
Site clearance costs..............................................         1,186             (467)              719
                                                                        --------         --------          --------
                                                                        $  1,948         $   (707)         $  1,241
                                                                        ========         ========          ========

6.   Segment Information

Segment sales and operating profit for the second quarter and year to date of 2002 and 2001 are as follows:

Unconsolidated
(In thousands)                                   Consumer           Specialty          Affiliates           Total
                                                 --------           ---------          ----------           -----
Net Sales
Second quarter 2002.......................        $327,835           $56,804           $(126,176)          $258,463
Second quarter 2001.......................         185,608            56,812             (12,784)           229,636

Year to date 2002.........................         637,119           110,049            (231,903)           515,265
Year to date 2001.........................         369,225           112,308             (25,117)           456,416

Operating Profit
Second quarter 2002.......................          44,763             7,938             (28,408)            24,293
Second quarter 2001.......................          15,300             9,260              (2,055)            22,505

Year to date 2002.........................          77,442            15,042             (40,964)            51,520
Year to date 2001.........................          31,311            16,241              (4,095)            43,457

Both Consumer and Specialty net sales and operating profit include 100 percent of the results of unconsolidated affiliates.

Product line net sales data for the second quarter and year to date periods are as follows:

                 Deodorizing                                                                 Uncon-
                     and                       Personal   International      Specialty      solidated
                  Cleaning        Laundry        Care        Consumer        Products      Affiliates       Total
                  --------        -------        ----        --------        --------      ----------       -----
2nd Qtr 2002....  $  63,267    $  97,694     $ 101,562      $  65,312      $  56,804      $ (126,176)     $ 258,463
2nd Qtr 2001....     55,572       92,499        26,756         10,781         56,812         (12,784)       229,636

YTD 2002........  $ 125,774    $ 197,904     $ 192,073      $ 121,368      $ 110,049      $ (231,903)     $ 515,265
YTD 2001........    105,637      190,435        54,302         18,851        112,308         (25,117)       456,416


As a result of the Arrid Antiperspirant acquisition and the formation of Armkel, the Company has reclassified the consumer product division into four product lines, which breaks out international from the underlying products and combines the specialty products division into one product line. Prior year sales have been reclassified.


7.   Armkel LLC

The following table summarizes financial information for Armkel LLC. The Company accounts for its 50% interest under the equity method.

                                                                                    Quarter Ended     Six Months Ended
   (In thousands)                                                                   June 28, 2002       June 28, 2002
                                                                                    -------------       -------------
Income statement data:
Net sales.......................................................................    $   115,858         $   212,311

Gross profit....................................................................         63,282             108,716

Net income .....................................................................         15,585              15,893

Equity earnings in affiliate ...................................................         10,138              10,446




                                                                                      June 28,          December 31,
    (In thousands)                                                                      2002                2001
                                                                                        ----                ----
Balance sheet data:

Current assets..................................................................    $   233,466         $   225,104

Noncurrent assets...............................................................        578,645             587,489

Short-term debt.................................................................          9,377               5,671

Current liabilities (excluding short-term debt).................................        121,044             135,057

Long-term debt..................................................................        436,487             439,750

Other long-term liabilities.....................................................         26,696              28,711

Partners' equity................................................................        218,507             203,404

Under the partnership agreement with Kelso, the Company is allocated 50% of all book and tax profits. If there are losses, the Company is allocated 50% of all book and tax losses up to $10 million and 100% of such losses above that level for the period starting September 29, 2001, the date of the acquisition. The Company is entitled to 100% of the profits until an amount equal to the accumulated excess losses is recorded.

During 2002, the Company invoiced Armkel $10.1 million for administrative and management oversight services, and purchased $5.4 million of deodorant antiperspirant inventory produced by Armkel at its cost. Armkel invoiced the Company $1.1 million of transition administrative services. The Company has a receivable from Armkel at June 28, 2002 of approximately $8.2 million that primarily related to administration fees and invoices paid by the Company on behalf of Armkel.


8.   Acquisitions

     a. As previously announced, in January the Company acquired Biovance Technologies, Inc., a small Oskaloosa, Iowa-based producer of specialty feed ingredients which complement our existing range of animal nutrition products. The purchase price paid in the first quarter was $7.7 million (net of cash acquired) and included an additional $6.9 million for the assumption of liabilities. The Company has accrued $3.0 million of additional payments based upon contractual obligations, which will be paid in 2003. Additional payments will be required based on operating performance. Pro forma results of operations are not included as they would not have a material effect on the Company's results of operations.


     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

         (In thousands)

     Current assets............................................    $     1,374
     Property, plant and equipment.............................          3,540
     Tradenames................................................             46
     Goodwill..................................................         10,061
                                                                   -----------
     Total assets acquired (includes cash of $365).............         15,021
     Current liabilities.......................................         (4,603)
     Long-term liabilities.....................................         (2,339)
                                                                   -----------
     Net assets acquired.......................................    $     8,079
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

     b. During July, the Company increased its ownership position of its Brazilian Subsidiary, QGN to approximately 98.5% from 85% at a cost of approximately $4.4 million. Approximately one half was paid in July and the balance is due in 2003.


9.   Recent Accounting Pronouncements

     a. Effective January 1, 2002, the Company adopted EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" and EITF 01-9 "Accounting for Consideration given to a Customer or a Reseller of the Vendor's Products." EITF 00-14 addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, not included as a marketing expense as the Company did previously. EITF 00-25 outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. The Company previously recorded such costs as marketing expenses. The issue requires the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. EITF 01-9 codifies and reconciles certain issues from EITF 00-14 and EITF 00-25. The second quarter and year to date 2001 net sales have been reclassified to conform with these pronouncements. The impact was a reduction of net sales for the second quarter and year to date periods of approximately $32.7 and $64.0 million in 2002 and $27.5 and $57.2 million in 2001, and did not have an effect on net income.



     b. In January 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements"' to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company has evaluated this statement and has determined there is no material impact on the Company's consolidated financial statements.

     c. During the second quarter, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of this Statement upon its effective date and does not anticipate it to have a material effect on its financial statements.

     d. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.


10.      Goodwill and Other Intangibles


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

The following tables discloses the carrying value of all intangible assets:

                                              June 28, 2002                            December 31, 2001
                                              -------------                            -----------------
                                Gross Carrying     Accum.                  Gross Carrying     Accum.
                                    Amount      Amortization      Net          Amount      Amortization      Net
                                --------------  ------------      ---      --------------  ------------      ---
Amortized intangible assets:
---------------------------
         Tradenames............    $  31,400     $  (4,055)   $  27,345      $   31,400     $ (3,271)    $  28,129
         Technology............        4,241          (482)       3,759           4,241         (302)        3,939
                                   ---------     ---------    ---------      ----------     --------     ---------
         Total.................    $  35,641     $  (4,537)   $  31,104      $   35,641     $ (3,573)    $  32,068
                                   =========     =========-   =========      ==========     ========     =========

Unamortized intangible assets - Carrying value
         Tradenames............    $  81,431                                 $  108,805
                                   ---------                                 ----------
         Total.................    $  81,431                                 $  108,805
                                   =========                                 ==========




Intangible amortization expense amounted to $1.0 million in 2002 and $2.4 in 2001. The estimated intangible amortization for each of the next five years is approximately $1.9 million.

The changes in the carrying amount of goodwill for the six months ended June 28, 2002 is as follows:


         (In thousands)                                                Consumer          Specialty          Total
                                                                       --------          ---------          -----
Balance December 31, 2001.........................................     $   116,372     $   10,948       $   127,320
Purchase accounting adjustments...................................          26,225             --            26,225
Goodwill acquired during 2002.....................................              --         10,061            10,261
FAS 109 adjustment................................................              --           (130)             (130)
Foreign exchange/other............................................             207           (313)              305
                                                                       -----------     ----------       -----------
Balance June 28, 2002.............................................     $   142,804     $   20,566       $   163,370
                                                                       ===========     ==========       ===========

In accordance with FAS 142, the Company completed the impairment test of the valuation of goodwill and intangibles as of January 1, 2002 and based upon the results, there was no impairment.

During the second quarter, the Company completed the purchase price allocation of the USAD acquisition, which adjusted the valuation of indefinite lived tradenames and goodwill. The Company in 2001 amortized tradenames and goodwill using the same useful life, therefore, there was no impact to the 2001 amortization expense recorded by the Company. With regard to the Carter-Wallace acquired brands, an appraisal is still in process and the purchase price allocation will be modified based on its results.

Net income results and per share amounts for the quarter and six months ended June 28, 2002 and June 29, 2001 reflecting goodwill and intangible assets that are no longer being amortized is as follows:

                                                              Three Months Ended                Six Months Ended
                                                              ------------------                ----------------
                                                            June 28,      June 29,           June 28,      June 29,
                                                              2002          2001               2002          2001
                                                              ----          ----               ----          ----
Reported net income....................................    $   18,652    $   13,478       $   33,575     $   25,625
Goodwill amortization (net of tax).....................            --           427               --            838
Discontinued tradename amortization (net of tax).......            --            --               --            140
                                                           ----------    ----------       ----------     ----------
Adjusted net income....................................    $   18,652    $   13,905       $   33,575     $   26,603
                                                           ==========    ==========       ==========     ==========

Basic earnings per share
    As reported........................................         $0.47         $0.35            $0.85          $0.66
    Goodwill amortization..............................            --          0.01               --           0.02
    Tradename amortization.............................            --            --               --             --
                                                           ----------    ----------       ----------     ----------
    Adjusted net income................................         $0.47         $0.36            $0.85          $0.68
                                                           ==========    ==========       ==========     ==========

Diluted earnings per share
    As reported........................................         $0.45         $0.33            $0.81          $0.63
    Goodwill amortization..............................            --          0.01               --           0.02
    Tradename amortization.............................            --            --               --             --
                                                           ----------    ----------       ----------     ----------
    Adjusted net income................................         $0.45         $0.34            $0.81          $0.65
                                                           ==========    ==========       ==========     ==========


11.  Comprehensive Income

The following table presents the Company's Comprehensive Income for the three months ending June 28, 2002 and June 29, 2001:

                                                          Three Months Ended                    Six Months Ended
(In thousands)                                           June 28,       June 29,             June 28,      June 29,
                                                           2002           2001                 2002          2001
                                                           ----           ----                 ----          ----
Net Income.........................................    $   18,652     $   13,478          $   33,575     $   25,625
Other Comprehensive Income, net of tax:
   Foreign exchange translation adjustments........        (1,263)          (503)             (1,494)        (2,092)
   Interest rate swap agreements...................        (1,318)            --                (272)            --
   Available for Sale securities...................            --         (1,421)                 --          3,202
                                                       ----------     -----------         ----------     ----------
Comprehensive Income...............................    $   16,071     $   11,554          $   31,809     $   26,735
                                                       ==========     ==========          ==========     ==========



12.  Commitments and Contingencies


     a. Certain former shareholders of Carter-Wallace have brought legal action against the company that purchased the pharmaceutical business of Carter-Wallace regarding the fairness of the consideration these shareholders received. Pursuant to various indemnification agreements, Armkel could be liable for damages up to $12 million, and the Company could be liable directly to Armkel for an amount up to $2 million.

     The Company believes that the consideration offered was fair to the former Carter-Wallace shareholders, and it cannot predict with certainty the outcome of this litigation.

     b. The Company has commitments to acquire approximately $15 million of raw material and packaging supplies from our vendors. The packaging supplies are in either a converted or non-converted status. This enables the Company to respond quickly to changes in customer orders/requirements.

     c. The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.



13.  Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

Results of Operations
---------------------

For the quarter ended June 28,2002 net sales increased 12.6% from $229.6 million to $258.5 million. Consumer sales increased 14.2% to $212.0 million, primarily due to the addition of the Arrid antiperspirant and Lambert Kay pet care businesses as part of the Carter-Wallace acquisition. Excluding the acquired brands as well as some minor divestitures and the export operation being reorganized, consumer sales increased 4% with higher deodorizers and cleaners and laundry products, partially offset by lower personal care products. Specialty products increased 5.6% to $46.5 million, primarily due an increase in animal nutrition products, which was impacted by the Biovance acquisition. For the six-month period, net sales increased 12.9% to $515.3 million from $456.4 million. Consumer sales increased 15.1 % to $424.8 million for the same reasons as the current quarter. Excluding the items noted earlier, consumer sales increased 3%. Specialty products increased 3.7% to $90.5 million, again for the same reason as the current quarter.

Effective January 1, 2002, the Company adopted EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement
Characterization of Consideration from a Vendor to a Retailer" and EITF 01-9 "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products." EITF 00-14 addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, not included as a marketing expense as the Company did previously. EITF 00-25 outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. The Company previously recorded such costs as marketing expenses. The issue requires the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. EITF 01-9 codifies and reconciles certain issues from EITF 00-14 and EITF 00-25. The second quarter and year to date 2001 net sales have been reclassified to conform with these pronouncements. The impact was a reduction of net sales for the second quarter and year to date periods of approximately $32.7 and $64.0 million in 2002 and $27.5 and $57.2 million in 2001, and did not have an effect on net income.

Gross profit margin for the quarter was 29.4%, down from 30.3% in 2001. During the quarter, the Company incurred expenses associated with the startup of its Madera, California animal nutrition facility, higher expenses associated with the Cranbury manufactured Arrid Antiperspirant, an increase in consumer coupon expenses which reduced net sales and lower sales on its existing personal care products. This decline was partially offset by lower manufacturing and distribution costs on laundry products. Gross profit margin for the six month period was 29.0%, down slightly from 29.3% in 2001. Excluding the Madera startup costs, the reason for the decline was consistent with the second quarter.

Marketing expenses increased $3.3 million in the quarter and $3.7 million for the six-month period. During the current quarter, increased spending on Arm & Hammer deodorant antiperspirant and spending associated with the acquired products were partially offset by lower spending on the deodorizing and cleaner product line. For the six-month period, the increase is primarily due to the acquired products partially offset by lower spending on existing personal care products.

Selling, general and administrative expenses increased $1.3 million to $29.5 million in the quarter and $3.5 million to $58.7 for the six-month period. Higher personnel related expenses and transition expenses associated with the Carter-Wallace acquired products were partially offset by lower deferred compensation expenses and the elimination of Goodwill and certain tradename amortization expense associated with the Company's adoption of FAS 142.

Earnings from affiliates increased due to the inclusion of Armkel LLC. The Company's existing equity investments, Armand Products and Armakleen were virtually unchanged.

Interest expense increased significantly from last year as a result of the Company carrying the debt that was used to finance the two significant acquisitions in 2001. Other expenses include in the quarter and six month period foreign exchange losses associated with the Company's Brazilian subsidiary. Earnings were negatively impacted in 2001 by a change in the fair value of derivative instruments not designated as hedging instruments. Subsequently, these contracts were designated as hedging instruments of debt incurred as part of the Carter-Wallace acquisition and changes in value were made through other comprehensive income in the equity portion of the Company's Balance Sheet.

The effective tax rate for the current quarter and six-month period was 35.8% and 34.7%, respectively, versus 35.2% in last year's second quarter and six-month period. This reflects the impact of Armkel's foreign subsidiaries, whose post-tax results are included in equity in earnings of affiliates, partially offset in the current quarter by a cumulative adjustment for a higher state tax rate.


For the quarter, net income was $18.7 million or $0.47 per basic share and $0.45 per diluted share, a 36% increase over the $13.5 million or $0.35 per basic share and $0.33 per diluted share in the same period last year. This year's results included a $0.05 per share gain related to the allocation of profits by the Company's affiliate, Armkel, LLC, a reversal of prior year promotion liabilities of approximately $.03 per share, partially offset by a receivable reserve of $.01 per share. Last year's results included a $0.01 per share charge related to intangibles amortization that was discontinued in 2002 with the adoption of accounting standard FAS 142.

For the six months, net income increased to $33.6 million or $0.85 per basic share and $0.81 per diluted share compared to $25.6 million or $0.66 per basic share and $0.63 per diluted share in the same period last year. This year's results included a $0.06 per share first quarter accounting charge relating to the step-up of opening inventory values by Armkel, as well as the $0.05 per share second quarter gain and the other two items referred to earlier. Last year's results included a $0.02 plant shutdown charge, as well as a $0.02 intangibles amortization charge discontinued in 2002.


Liquidity and Capital Resources
-------------------------------

The  Company  considers  cash  and  short-term   investments  as  the  principal
measurement of its liquidity. At June 28, 2002, cash including cash equivalents totaled $75.3 million as compared to $52.4 million at December 31, 2001.

The Company has outstanding long-term debt of $399.2 million, and the aforementioned cash equivalents less short-term debt of $54.9 million, for a net debt position of $344.3 million at quarter-end. In addition, the Company had an unused revolving credit facility of $100 million. Based on the definition in its loan agreements, the Company's cash flow (EBITDA) is estimated at $67.0 million for the six months.

Financial covenants include a leverage ratio and an interest coverage ratio, which were both met for the quarter. The Company believes cash on hand along with the $100 million revolving credit facility is sufficient to meet its liquidity needs.

During the first half of 2002, the Company generated $46.5 million of cash flow from operating activities and received $9.5 million from stock option exercises. Significant expenditures include the purchase of Biovance stock of $7.7 million, property, plant and equipment additions of $20.3 million and the payment of cash dividends of $5.9 million.


Cautionary Note on Forward-Looking Statements
---------------------------------------------

This report contains forward-looking statements relating, among others, to financial objectives, liquidity needs, contingencies and other matters. These statements represent the intentions, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company's control. These factors, which include the ability of the Company to successfully complete the integration of the operations of the consumer products business of Carter-Wallace into the Armkel joint venture and the Company, and assumptions as to market growth and consumer demand (including but not limited to general economic and market place conditions and events, competitors actions and the Company's costs), and the outcome of contingencies, including litigation, environmental remediation and the divestiture of assets, could cause actual results to differ materially from such forward-looking statements. For a description of additional cautionary statements, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company's subsequent SEC filings, as well as Carter-Wallace's historical SEC reports.

                           PART II - Other Information


Item 4.  Results of Vote of Security Holders
--------------------------------------------

     The Company's Annual Meeting of Stockholders was held on May 9, 2002. The following nominees were elected to the Company's Board of Directors for a term of three years.

Nominee                  For                               Withheld
-------                  ---                               --------
Rosina B. Dixon        56,731,532                          1,047,151
Robert D. Le Blanc     56,705,168                          1,073,515


    The results of voting on the following additional item is as follows:

    Approval of the appointment of Deloitte & Touche LLP as independent auditors of the Company's 2002 financial statements.

For                   Against             Abstained         Broker Non-Votes
---                   -------             ---------         ----------------
55,801,991            1,069,717           906,975                   --


Item 6.  Exhibits and Reports on Form 8-K

          a. Exhibits

               (11) Computation of earnings per share

               (99.1) Statement regarding the Certification of the CEO of Church & Dwight Co., Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

               (99.2) Statement regarding the Certification of the CFO of Church & Dwight Co., Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

          b. No reports on Form 8-K were filed for the three months ended June 28, 2002.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - Computation of Earnings Per Share
                     (In thousands except per share amounts)


                                                          Three Months Ended                    Six Months Ended
                                                          ------------------                    ----------------
                                                         June 28,      June 29,              June 28,      June 29,
                                                           2002          2001                  2002          2001
                                                           ----          ----                  ----          ----

BASIC:
     Net Income....................................    $   18,652     $   13,478          $   33,575     $   25,625

Weighted average shares outstanding................        39,584         38,861              39,425         38,699

Basic earnings per share...........................          $.47           $.35                $.85           $.66

DILUTED:
     Net Income....................................    $   18,652     $   13,478          $   33,575     $   25,625

Weighted average shares outstanding................        39,584         38,861              39,425         38,699
Incremental shares under stock option plans........         2,271          1,989               2,252          1,897
                                                       ----------     ----------          ----------     ----------
Adjusted weighted average shares outstanding.......        41,855         40,850              41,677         40,596
                                                       ----------     ----------          ----------     ----------

Diluted earnings per share.........................         $.45            $.33               $.81            $.63

                                 EXHIBIT 99.1

The Certification of the Chief Executive Officer of Church & Dwight Co., Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not being filed with the Quarterly Report but has been submitted to the Securities and Exchange Commission under separate cover.

                                  EXHIBIT 99.2

The Certification of the Chief Financial Officer of Church & Dwight Co., Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not being filed with the Quarterly Report but has been submitted to the Securities and Exchange Commission under separate cover.

                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     CHURCH & DWIGHT CO.,INC.
                                     -----------------------------------------
                                     (REGISTRANT)



DATE:          August 9, 2002        /s/ Zvi Eiref
         -----------------------     -----------------------------------------
                                     ZVI EIREF
                                     VICE PRESIDENT FINANCE



DATE:          August 9, 2002        /s/ Gary P. Halker
         -----------------------     -----------------------------------------
                                     GARY P. HALKER
                                     VICE PRESIDENT, CONTROLLER AND
                                     CHIEF INFORMATION OFFICER