Form 10-Q
period 2002-09-27
CHURCH & DWIGHT CO INC /DE/
filed 2002-11-08
CIK 313927

1 of 20
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 27, 2002

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

                  As of November 1, 2002, there were 39,880,333 shares of Common Stock outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)


                                                          Three Months Ended                    Nine Months Ended
(Dollars in thousands, except per share data)           Sept. 27,      Sept. 28,             Sept. 27,     Sept. 28,
                                                           2002          2001                  2002          2001
                                                           ----          ----                  ----          ----
Net Sales..........................................    $  263,786     $  238,372          $  779,051     $  694,788
Cost of sales......................................       182,586        166,524             548,663        489,049
                                                       ----------     ----------          ----------     ----------
Gross Profit.......................................        81,200         71,848             230,388        205,739
Marketing expense..................................        22,752         19,995              61,737         55,240
Selling, general and administrative expenses.......        30,299         26,018              88,982         81,207
                                                       ----------     ----------          ----------     ----------
Income from Operations.............................        28,149         25,835              79,669         69,292
Equity in earnings of affiliates...................         5,453            886              17,734          3,069
Investment earnings................................           295            360               1,300          1,211
Other income (expense).............................        (1,394)          (110)             (2,481)        (1,453)
Interest expense...................................        (5,663)        (3,278)            (17,848)        (5,128)
                                                       -----------    -----------         -----------    -----------
Income before minority interest and taxes .........        26,840         23,693              78,374         66,991
Minority interest..................................            --             29                 129          3,783
                                                       ----------     ----------          ----------     ----------
Income before taxes................................        26,840         23,664              78,245         63,208
Income taxes.......................................         9,265          8,418              27,095         22,337
                                                       ----------     ----------          ----------     ----------
Net Income.........................................        17,575         15,246              51,150         40,871
Retained earnings at beginning of period...........       340,072        296,907             312,409        276,700
                                                       ----------     ----------          ----------     ----------
                                                          357,647        312,153             363,559        317,571
Dividends paid.....................................         2,985          2,924               8,897          8,342
                                                       ----------     ----------          ----------     ----------
Retained earnings at end of period.................    $  354,662     $  309,229          $  354,662     $  309,229
                                                       ==========     ==========          ==========     ==========

Weighted average shares outstanding - Basic........        39,794         39,011              39,548         38,803
Weighted average shares outstanding - Diluted......        41,875         41,037              41,749         40,724

Earnings Per Share:
Net income per share - Basic.......................          $.44           $.39               $1.29         $1.05
Net income per share - Diluted.....................          $.42           $.37               $1.23         $1.00
Dividends Per Share................................          $.075          $.075              $.225        $.215

            See Notes to Condensed Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         Sept. 27, 2002   Dec. 31, 2001
                                                                                         --------------   -------------
(Dollars in thousands)                                                                    (Unaudited)
Assets

Current Assets
Cash and cash equivalents...........................................................     $   76,148        $   52,446
Accounts receivable, less allowances of $2,030 and $3,666...........................        102,600           106,291
Inventories.........................................................................         89,133           101,214
Deferred income taxes...............................................................         25,260            19,849
Note receivable and current portion of long-term note receivable....................            870             5,803
Prepaid expenses....................................................................          6,432             7,604
                                                                                         ----------        ----------
Total Current Assets................................................................        300,443           293,207
                                                                                         ----------        ----------
Property, Plant and Equipment (Net).................................................        240,975           231,449
Notes Receivable....................................................................          9,708            11,951
Equity Investment in Affiliates.....................................................        129,408           115,121
Long-term Supply Contracts..........................................................          6,827             7,695
Tradenames..........................................................................         85,272           136,934
Goodwill ...........................................................................        184,352           127,320
Other Assets........................................................................         29,223            25,408
                                                                                         ----------        ----------
Total Assets........................................................................     $  986,208        $  949,085
                                                                                         ==========        ==========

Liabilities and Stockholders' Equity

Current Liabilities
Short-term borrowings...............................................................     $    4,737        $    3,220
Accounts payable and accrued expenses...............................................        158,825           176,176
Current portion of long-term debt...................................................         16,035             8,360
Income taxes payable................................................................          6,038             8,260
                                                                                         ----------        ----------
Total Current Liabilities...........................................................        185,635           196,016
                                                                                         ----------        ----------
Long-term Debt......................................................................        379,969           406,564
Deferred Income Taxes...............................................................         47,564            27,032
Deferred and Other Long-term Liabilities............................................         24,346            19,164
Nonpension Postretirement and Postemployment Benefits...............................         15,857            15,880
Minority Interest...................................................................            173             2,126
Commitments and Contingencies
Stockholders' Equity
Preferred Stock-$1.00 par value
     Authorized 2,500,000 shares, none issued.......................................             --                --
Common Stock-$1.00 par value
     Authorized 100,000,000 shares, issued 46,660,988 shares........................         46,661            46,661
Additional paid-in capital..........................................................         36,488            28,414
Retained earnings...................................................................        354,662           312,409
Accumulated other comprehensive (loss)..............................................        (15,624)           (9,728)
                                                                                         -----------       ----------
                                                                                            422,187           377,756
Common stock in treasury, at cost:
     6,839,805 shares in 2002 and 7,518,105 shares in 2001..........................        (89,523)          (95,453)
                                                                                         -----------       ----------
Total Stockholders' Equity..........................................................        332,664           282,303
                                                                                         ==========        ==========
Total Liabilities and Stockholders' Equity..........................................     $  986,208        $  949,085
                                                                                         ==========        ==========

           See Notes to Condensed Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                               Nine Months Ended
 (Dollars in thousands)                                                                Sept. 27, 2002   Sept. 28, 2001
                                                                                       --------------   ---------------
Cash Flow From Operating Activities
Net Income..........................................................................      $  51,150         $  40,871
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization.......................................         21,319            19,649
     Equity in earnings of affiliates...............................................        (17,734)           (3,069)
     Deferred income taxes..........................................................         18,110             1,696
     Other..........................................................................          2,439              (782)
Change in assets and liabilities:
     Decrease/(increase) in accounts receivable.....................................          3,304           (29,686)
     Decrease/(increase) in inventories.............................................         10,436           (11,540)
     Decrease/(increase) in prepaid expenses........................................            634               (79)
     (Decrease) in accounts payable.................................................        (19,846)          (11,722)
     Increase in income taxes payable...............................................          1,945             9,242
     Increase in other liabilities..................................................          1,220             2,009
                                                                                          ---------         ---------
Net Cash Provided By Operating Activities...........................................         72,977            16,589
Cash Flow From Investing Activities
Decrease in short-term investments..................................................             --             1,993
Additions to property, plant and equipment..........................................        (30,879)          (22,323)
Acquisition of Biovance stock (net of cash acquired of $365)........................         (7,747)               --
Investment in note receivable.......................................................             --           (16,380)
Proceeds from note receivable.......................................................          5,803                --
Distributions from affiliates.......................................................          3,447             4,901
Other long-term assets..............................................................           (717)               --
Proceeds from sale of fixed assets..................................................            211             2,349
Purchase of USAD stock..............................................................             --          (101,642)
Investment in affiliates............................................................         (2,631)         (108,450)
Investment in supply contract.......................................................             --              (808)
Purchase of and adjustment to purchase price of product lines.......................           (919)         (128,939)
Purchase of intangibles.............................................................             --            (1,625)
                                                                                          ---------         ---------
Net Cash Used In Investing Activities...............................................        (33,432)         (370,924)
Cash Flow From Financing Activities
Long-term debt borrowing............................................................             --           560,000
Long-term debt (repayment)..........................................................        (20,480)         (170,179)
Short-term debt borrowing/(repayment)...............................................          3,576           (11,896)
Proceeds from stock options exercised...............................................          9,958             8,561
Deferred financing costs............................................................             --            (8,632)
Payment of cash dividends...........................................................         (8,897)           (8,342)
                                                                                          ----------        ----------
Net Cash (Used In) Provided By Financing Activities.................................        (15,843)          369,512
                                                                                          ----------        ---------
Net Change In Cash and Cash Equivalents.............................................         23,702            15,177
Cash And Cash Equivalents At Beginning Of Year......................................         52,446            21,573
                                                                                          ---------         ---------
Cash And Cash Equivalents At End Of Period..........................................      $  76,148         $  36,750
                                                                                          =========         =========

Acquisition in which liabilities were assumed are as follows:
Fair value of assets................................................................      $  14,880        $  169,907
Cash paid for stock.................................................................         (8,112)         (110,877)*
                                                                                          ---------        ----------
Liabilities assumed.................................................................      $  (6,768)       $ (59,030)
                                                                                          =========        =========

*Includes $9.2 million paid in 2000

           See Notes to Condensed Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of September 27, 2002, the consolidated statements of income and retained earnings for the three months and nine months ended September 27, 2002 and September 28, 2001 and the consolidated statements of cash flow for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments, except as noted in Management's Discussion and Analysis) necessary to present fairly the financial position, results of operations and cash flow at September 27, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 annual report to shareholders. The results of operations for the period ended September 27, 2002 are not necessarily indicative of the operating results for the full year.


2.       Inventories consist of the following:

    (In thousands)                                                                    Sept. 27, 2002   Dec. 31, 2001
                                                                                      --------------   -------------
Raw materials and supplies..........................................................    $   29,648        $   28,869

Work in process.....................................................................           254               651

Finished goods .....................................................................        59,231            71,694
                                                                                        ----------       -----------

                                                                                        $   89,133        $  101,214
                                                                                        ==========        ==========

3.       Property, Plant and Equipment consist of the following:

    (In thousands)                                                                    Sept. 27, 2002    Dec. 31, 2001
                                                                                      --------------    -------------
Land................................................................................    $    6,285        $    6,503

Buildings and improvements..........................................................       101,148            92,577

Machinery and equipment.............................................................       249,376           253,749

Office equipment and other assets...................................................        25,298            25,037

Software ...........................................................................         5,547             5,652

Mineral rights .....................................................................           153               257

Construction in progress............................................................        34,074            17,593
                                                                                        ----------        ----------

                                                                                           421,881           401,368

Less accumulated depreciation, depletion and amortization...........................       180,906           169,919
                                                                                        ----------        ----------

Net Property, Plant and Equipment...................................................    $  240,975        $  231,449
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

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.   Segment Information

Segment sales and operating profit for the third quarter and year to date of 2002 and 2001 are as follows:

Unconsolidated
(In thousands)                                   Consumer           Specialty          Affiliates           Total
                                                 --------           ---------          ----------           -----
Net Sales
Third quarter 2002........................        $326,752           $56,523           $(119,489)          $263,786
Third quarter 2001........................         195,569            54,105             (11,302)           238,372

Year to date 2002.........................         963,871           166,572            (351,392)           779,051
Year to date 2001.........................         564,794           166,413             (36,419)           694,788

Operating Profit
Third quarter 2002........................          42,202             7,628             (21,681)            28,149
Third quarter 2001........................          19,028             8,358              (1,551)            25,835

Year to date 2002.........................         119,644            22,670             (62,645)            79,669
Year to date 2001.........................          50,339            24,599              (5,646)            69,292

Both Consumer and Specialty net sales and operating profit include 100 percent of the results of unconsolidated affiliates.

Product line net sales data for the third quarter and year to date periods are as follows:

                 Deodorizing                                                                 Uncon-
                     and                       Personal   International      Specialty      solidated
                  Cleaning        Laundry        Care        Consumer        Products      Affiliates       Total
                  --------        -------        ----        --------        --------      ----------       -----
3rd Qtr 2002....  $  62,349    $ 101,142     $ 101,806      $  61,455      $  56,523      $ (119,489)     $ 263,786
3rd Qtr 2001....     59,640       98,308        26,243         11,378         54,105         (11,302)       238,372

YTD 2002........  $ 188,123    $ 299,046     $ 293,879      $ 182,823      $ 166,572      $ (351,392)     $ 779,051
YTD 2001........    165,277      288,743        80,545         30,229        166,413         (36,419)       694,788

As a result of the Arrid Antiperspirant acquisition and the formation of Armkel, the Company has reclassified the consumer product division into four product lines, which breaks out international from the underlying products and combines the specialty products division into one product line. Prior year sales have been reclassified.


6.   Armkel, LLC

The following table summarizes financial information for Armkel, LLC. The Company accounts for its 50% interest under the equity method.

                                                                                    Quarter Ended     Nine Months Ended
   (In thousands)                                                                  Sept. 27, 2002      Sept. 27, 2002
                                                                                   --------------      --------------
Income statement data:
Net sales.......................................................................    $   110,290         $   322,601

Gross profit....................................................................         61,756             170,472

Net income .....................................................................          9,316              25,209

Equity earnings in affiliate ...................................................          4,658              15,104





                                                                                      Sept. 27,         December 31,
    (In thousands)                                                                      2002                2001
                                                                                        ----                ----
Balance sheet data:

Current assets..................................................................    $   252,152         $   269,343

Noncurrent assets...............................................................        568,759             544,450

Short-term debt.................................................................         12,441               5,671

Current liabilities (excluding short-term debt).................................        115,647             136,257

Long-term debt..................................................................        433,656             439,750

Other long-term liabilities.....................................................         28,478              28,711

Partners' equity................................................................        230,689             203,404

Under the partnership agreement with Kelso, the Company is allocated 50% of all book and tax profits. If there are losses, the Company is allocated 50% of all book and tax losses up to $10 million and 100% of such losses above that level for the period starting September 28, 2001, the date of the acquisition. The Company is entitled to 100% of the profits until an amount equal to the accumulated excess losses is recorded.

During 2002, the Company invoiced Armkel $15.7 million for administrative and management oversight services, and purchased $5.4 million of deodorant antiperspirant inventory produced by Armkel at its cost. Armkel invoiced the Company $1.6 million of transition administrative services. The Company has a receivable from Armkel at September 27, 2002 of approximately $5.0 million that primarily related to administration fees and invoices paid by the Company on behalf of Armkel.


7.   Acquisitions

     a. As previously announced, in January the Company acquired Biovance Technologies, Inc., a small Oskaloosa, Iowa-based producer of specialty feed ingredients which complement our existing range of animal nutrition products. The purchase price paid in the first quarter was $7.7 million (net of cash acquired) and included an additional $6.8 million for the assumption of liabilities. The Company has accrued $3.0 million of additional payments based upon contractual obligations, which will be paid in 2003. Additional payments will be required based on operating performance. Pro forma results of operations are not included as they would not have a material effect on the Company's results of operations.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

         (In thousands)
     Current assets..........................................................................        $     1,374
     Property, plant and equipment...........................................................              4,640
     Patents and non-compete agreement.......................................................              3,183
     Tradenames..............................................................................                490
     Goodwill................................................................................              5,193
                                                                                                     -----------
     Total assets acquired (includes cash of $365)...........................................             14,880
     Current liabilities.....................................................................             (4,529)
     Long-term liabilities...................................................................             (2,239)
                                                                                                     -----------
     Net assets acquired.....................................................................        $     8,112
                                                                                                     ===========

     The results of operations are included in the accompanying financial statements from January 1, 2002, and were not significant.



     An appraisal has been completed and the purchase price allocation was modified based on its results. Goodwill is not being amortized, based on the provisions of SFAS 142 "Goodwill and Other Intangible Assets." The Goodwill is not expected to be deductible for tax purposes and will be included in the specialty products segment. All other intangibles are being amortized based on their estimated useful lives.

     b. During July, the Company increased its ownership position of its Brazilian Subsidiary, QGN to approximately 98.5% from 85% at a cost of approximately $4.4 million. Approximately one half was paid in July and the balance is due in 2003.


8.   Recent Accounting Pronouncements

     a. Effective January 1, 2002, the Company adopted EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" and EITF 01-9 "Accounting for Consideration given to a Customer or a Reseller of the Vendor's Products." EITF 00-14 addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, not included as a marketing expense as the Company did previously. EITF 00-25 outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. The Company previously recorded such costs as marketing expenses. The issue requires the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. EITF 01-9 codifies and reconciles certain issues from EITF 00-14 and EITF 00-25. The third quarter and year to date 2001 net sales have been reclassified to conform with these pronouncements. The impact was a reduction of net sales for the third quarter and year to date periods of approximately $35.9 and $100.6 million in 2002 and $32.2 and $89.5 million in 2001, respectively, and did not have an effect on net income.

     b. In January 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company has evaluated this statement and has determined there is no material impact on the Company's consolidated financial statements.

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


9.   Goodwill and Other Intangibles

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." Under its changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted this statement upon its effective date.

The following tables discloses the carrying value of all intangible assets:

          (In thousands)                   September 27, 2002                          December 31, 2001
                                           ------------------                          -----------------
                                Gross Carrying     Accum.                  Gross Carrying     Accum.
                                    Amount      Amortization      Net          Amount      Amortization      Net
Amortized intangible assets:
---------------------------
         Tradenames............    $  31,890     $  (4,485)   $  27,405      $   31,400     $ (3,271)    $  28,129
         Technology............        6,281          (725)       5,556           4,241         (302)        3,939
         Non Compete Agreement.        1,143           (88)       1,055              --           --            --
                                   ---------      --------    ---------        --------      -------       -------
         Total.................    $  39,314     $  (5,298)   $  34,016      $   35,641     $ (3,573)    $  32,068
                                   =========     =========    =========      ==========     ========     =========


Unamortized intangible assets - Carrying value
         Tradenames............    $  57,867                                 $  108,805
                                   ---------                                 ----------
         Total.................    $  57,867                                 $  108,805
                                   =========                                 ==========

Intangible amortization expense amounted to $1.7 million in 2002 and $4.3 in 2001. The estimated intangible amortization for each of the next five years is approximately $2.3 million.

The changes in the carrying amount of goodwill for the nine months ended September 27, 2002 is as follows:

         (In thousands)                                                Consumer          Specialty          Total

Balance December 31, 2001.........................................     $   116,372     $   10,948       $   127,320
Purchase accounting adjustments...................................          49,885             --            49,885
Goodwill acquired during 2002.....................................              --          7,859             7,859
FAS 109 adjustment................................................              --           (137)             (137)
Foreign exchange/other............................................               1           (576)             (575)
                                                                       -----------     ----------       -----------
Balance September 27, 2002........................................     $   166,258     $   18,094       $   184,352

                                                                       ===========     ==========       ===========

In accordance with FAS 142, the Company completed the impairment test of the valuation of goodwill and intangibles as of January 1, 2002 and its annual review as of April 1, 2002 and based upon the results, there was no impairment. During the third quarter, the Company took a $1.1 million impairment charge included in selling, general and administrative expenses related to one of its unamortized tradenames due to changes in market conditions since April 1, 2002. Fair value was determined using discounted cash flows.

During the second quarter, the Company completed the purchase price allocation of the USAD acquisition and during the third quarter completed the purchase price allocation of the Carter-Wallace acquired brands, which adjusted the valuation of indefinite lived tradenames and goodwill. The Company in 2001 amortized tradenames and goodwill under rules in effect prior to the issuance of FAS 142 using the same useful life, therefore, there was no impact to the 2001 amortization expense recorded by the Company.

Net income results and per share amounts for the quarter and nine months ended September 27, 2002 and September 28, 2001 reflecting goodwill and intangible assets that are no longer being amortized is as follows:

        (Dollars in thousands, except per share data)         Three Months Ended                Nine Months Ended
                                                              ------------------                -----------------
                                                           Sept. 27,      Sept. 28,          Sept. 27,     Sept. 28,
                                                              2002          2001               2002          2001
                                                              ----          ----               ----          ----
Reported net income....................................    $   17,575    $   15,246       $   51,150     $   40,871
Goodwill amortization (net of tax).....................            --           604               --          1,443
Discontinued tradename amortization (net of tax).......            --           301               --            401
                                                           ----------    ----------       ----------     ----------
Adjusted net income....................................    $   17,575    $   16,151       $   51,150     $   42,715
                                                           ==========    ==========       ==========     ==========

Basic earnings per share
    As reported........................................          $.44         $.39             $1.29          $1.05
    Goodwill amortization..............................            --          .01               --             .03
    Tradename amortization.............................            --          .01               --             .01
                                                           ----------    ----------       ----------     ----------
    Adjusted net income................................          $.44          $.41            $1.29          $1.09
                                                           ==========    ==========       ==========     ==========

Diluted earnings per share
    As reported........................................          $.42          $.37            $1.23          $1.00
    Goodwill amortization..............................            --           .01               --            .03
    Tradename amortization.............................            --           .01               --            .01
                                                           ----------    ----------       ----------     ----------
    Adjusted net income................................          $.42          $.39            $1.23          $1.04
                                                           ==========    ==========       ==========     ==========


10.  Comprehensive Income

The following table presents the Company's Comprehensive Income for the three months ending September 27, 2002 and September 28, 2001:

                                                          Three Months Ended                    Nine Months Ended
(In thousands)                                          Sept. 27,       Sept. 28,            Sept. 27,     Sept. 28,
                                                           2002           2001                 2002          2001
                                                           ----           ----                 ----          ----
Net Income.........................................    $   17,545     $   15,246          $   51,150     $   40,871
Other Comprehensive Income, net of tax:
   Foreign exchange translation adjustments........        (3,184)        (1,420)             (4,678)        (3,512)
   Interest rate swap agreements...................          (946)            --              (1,218)            --
   Available for Sale securities...................            --         (1,050)                 --          2,152
                                                       ----------     -----------         ----------     ----------
Comprehensive Income...............................    $   13,415     $   12,776          $   45,254     $   39,511
                                                       ==========     ==========          ==========     ==========

11.  Commitments and Contingencies

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

For the quarter ended September 27,2002 net sales increased 10.7% from $238.4 million to $263.8 million. Consumer sales increased 11.2% to $217.6 million, primarily due to the addition of the Arrid antiperspirant and Lambert Kay pet care businesses as part of the Carter-Wallace acquisition. Specialty products increased 7.9% to $46.2 million, primarily due an increase in animal nutrition products, which was impacted by the Biovance acquisition. Excluding acquisitions and disposals, and an adjustment of $2.5 million for prior year promotion reserves based upon latest estimates, sales of existing products increased 3%, with higher laundry, deodorizer and specialty products sales, and slightly lower personal care sales. For the nine-month period, net sales increased 12.1% to $779.1 million from $694.8 million. Consumer sales increased 13.7% to $642.4 million for the same reasons as the current quarter which also includes the $1.8 million prior year promotion reserve adjustment from the second quarter 2002. Specialty products increased 5.1% to $136.7 million, again for the same reason as the current quarter. Excluding the items noted earlier, total sales increased 2.9%.

Effective January 1, 2002, the Company adopted EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" and EITF 01-9 "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products." EITF 00-14 addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, not included as a marketing expense as the Company did previously. EITF 00-25 outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. The Company previously recorded such costs as marketing expenses. The issue requires the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. EITF 01-9 codifies and reconciles certain issues from EITF 00-14 and EITF 00-25. The third quarter and year to date 2001 net sales have been reclassified to conform with these pronouncements. The impact was a reduction of net sales for the third quarter and year to date periods of approximately $35.9 and $100.6 million in 2002 and $32.2 and $89.5 million in 2001, and did not have an effect on net income.

Gross profit margin for the quarter was 30.8% and 30.1% as adjusted for the change in promotion reserves versus 30.1% in 2001. During the quarter, the Company sold the remaining high cost antiperspirant inventories produced at the Carter-Wallace Cranbury plant. Gross profit margin for the nine-month period was 29.6%, unchanged from 2001. This is a result of expenses associated with the startup of its Madera, California animal nutrition facility, higher expenses associated with the Cranbury manufactured Arrid Antiperspirant, an increase in consumer coupon expenses related to 2002 sales which reduced net sales and lower sales on its existing personal care products. This was offset by lower manufacturing and distribution costs on laundry products and the prior year promotion reserve adjustments.

Marketing expenses increased $2.8 million in the quarter and $6.5 million for the nine-month period. During the current quarter, increased spending on Arm & Hammer deodorant antiperspirant and spending associated with the acquired products were partially offset by lower spending on other personal care products. For the nine-month period, the increase is primarily due to the acquired products partially offset by lower spending on existing personal care products.

Selling, general and administrative expenses increased $4.3 million to $30.3 million in the quarter and $7.8 million to $89.0 for the nine-month period. In the quarter, higher personnel related expenses and transition expenses associated with the Carter-Wallace acquired products, a $1.1 million impairment charge related to the tradename valuation of a recently acquired brand and higher deferred compensation expenses in the current quarter were partially offset by the elimination of Goodwill and certain tradename amortization expense associated with the Company's adoption of FAS 142. Excluding deferred compensation expenses, the reason for the nine month increase is consistent with the third quarter.

Earnings from affiliates increased due to the inclusion of Armkel, LLC. The Company's existing equity investments, Armand Products and Armakleen were virtually unchanged.

Interest expense increased significantly from last year as a result of the Company carrying the debt that was used to finance the two significant acquisitions in 2001. Other expenses include in the quarter and nine-month period foreign exchange losses associated with the Company's Brazilian subsidiary of $1.3 million and $2.5 million, respectively. Earnings were negatively impacted in 2001 by a change in the fair value of derivative instruments not designated as hedging instruments. Subsequently, these contracts were designated as hedging instruments of debt incurred as part of the Carter-Wallace acquisition and changes in value were recorded through other comprehensive income in the equity portion of the Company's Balance Sheet.

The effective tax rate for the nine-month period was 34.6% versus 35.3% last year. This reflects the impact of Armkel's foreign subsidiaries, whose post-tax results are included in equity in earnings of affiliates, partially offset by a higher state tax rate.

For the quarter, net income was $17.6 million or $.44 per basic share and $.42 per diluted share, compared to $15.2 million or $.39 per basic share and $.37 per diluted share in the same period last year. This year's results included a reversal of prior year promotion liabilities of approximately $.04 per share, partially offset by the tradename impairment charge of $.02 per share. Last year's results included a $.02 per share charge related to intangibles amortization that was discontinued in 2002 with the adoption of accounting standard FAS 142.

For the nine months, net income increased to $51.1 million or $1.29 per basic share and $1.23 per diluted share compared to $40.9 million or $1.05 per basic share and $1.00 per diluted share in the same period last year. This year's results included a $.06 per share first quarter accounting charge relating to the purchase accounting step-up of opening inventory carrying values by Armkel, as well as a $.05 per share second quarter gain related to the allocation of profits of Armkel, a note receivable reserve of approximately $.02 per share, the reversal of prior year promotion reserves of $.07 per share and a $.02 per share charge associated with the tradename impairment referred to earlier. Last year's results included a $.02 plant shutdown charge, as well as a $.04 intangibles amortization charge discontinued in 2002.


Liquidity and Capital Resources

The Company considers cash and short-term investments as the principal measurement of its liquidity. At September 27, 2002, cash including cash equivalents totaled $76.1 million as compared to $52.4 million at December 31, 2001.

The Company has outstanding long-term debt of $380.0 million, and the aforementioned cash equivalents less short-term debt of $20.8 million, for a net debt position of $324.7 million at quarter-end. In addition, the Company had an unused revolving credit facility of $100 million. Based on the definition in its loan agreements, the Company's cash flow (EBITDA) is estimated to be over $102 million for the nine months.

Financial covenants include a leverage ratio and an interest coverage ratio, which were both met for the quarter. The Company believes cash on hand, along with the $100 million revolving credit facility is sufficient to meet its liquidity needs, which includes future capital projects.

During the first nine months of 2002, the Company generated $73.0 million of cash flow from operating activities and received $10.0 million from stock option exercises. Significant expenditures include the purchase of Biovance stock of $7.7 million, property, plant and equipment additions of $30.9 million, the net repayment of debt of $16.9 million and the payment of cash dividends of $8.9 million.


Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements relating, among others, to liquidity needs, contingencies and other matters. These statements, represent the intentions, expectations and beliefs of Church & Dwight, and are subject to risks, uncertainties and other factors, many of which are outside the Company's control. These factors, which include the ability of Church & Dwight to successfully complete the integration of the operations of the consumer products business of Carter-Wallace into the Armkel joint venture and Church & Dwight, and assumptions as to market growth and consumer demand (including the effect of recent political and economic events on consumer purchases), and the outcome of contingencies, including litigation, environmental remediation and the divestiture of assets, could cause actual results to differ materially from such forward-looking statements. With regard to new product introductions, there is particular uncertainty related to trade, competitive and consumer reactions. For a description of additional cautionary statements, see Church & Dwight's annual report filed with the SEC.

Item 4.  Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, we have concluded that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC's rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         Since Messrs. Davies' and Eiref's most recent review of the Company's internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

                           PART II - Other Information


Item 6. Exhibits and Reports on Form 8-K

          a.   Exhibits

               (11) Computation of earnings per share

               (99.1) Statement regarding the Certification of the CEO of Church & Dwight Co., Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

               (99.2) Statement regarding the Certification of the CFO of Church & Dwight Co., Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

               (10) Compensation Plans and Arrangements

                    (a) Employment letter dated July 24, 2002, by and between Church & Dwight Co., Inc. and Andrew B. Steinberg for the position of Vice President, General Counsel and Secretary.

                    (b) Separation and Consulting Agreement dated October 4, 2002, by and between Church & Dwight Co., Inc. and Mark
                         A. Bilawsky.

          b. No reports on Form 8-K were filed for the three months ended September 27, 2002.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - Computation of Earnings Per Share
                     (In thousands except per share amounts)


                                                          Three Months Ended                    Nine Months Ended
                                                          ------------------                    -----------------
                                                        Sept. 27,      Sept. 28,             Sept. 27,     Sept. 28,
                                                           2002          2001                  2002          2001
                                                           ----          ----                  ----          ----

BASIC:
     Net Income....................................    $   17,575     $   15,246          $   51,150     $   40,871

Weighted average shares outstanding................        39,794         39,011              39,548         38,803

Basic earnings per share...........................          $.44           $.39               $1.29          $1.05

DILUTED:
     Net Income....................................    $   17,575     $   15,246          $   51,150     $   40,871

Weighted average shares outstanding................        39,794         39,011              39,548         38,803
Incremental shares under stock option plans........         2,081          2,026               2,201          1,921
                                                       ----------     ----------          ----------     ----------
Adjusted weighted average shares outstanding.......        41,875         41,037              41,749         40,724
                                                       ----------     ----------          ----------     ----------

Diluted earnings per share.........................         $.42            $.37               $1.23          $1.00


                                  EXHIBIT 99.1


The Certification of the Chief Executive Officer of Church & Dwight Co., Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not being filed with the Quarterly Report but has been submitted to the Securities and Exchange Commission under separate cover.

                                  EXHIBIT 99.2


The Certification of the Chief Financial Officer of Church & Dwight Co., Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not being filed with the Quarterly Report but has been submitted to the Securities and Exchange Commission under separate cover

                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           CHURCH & DWIGHT CO.,INC.
                                           -------------------------------------
                                           (REGISTRANT)




DATE:     November 8, 2002                 /s/ Zvi Eiref
         ---------------------------       -------------------------------------
                                           ZVI EIREF
                                           VICE PRESIDENT FINANCE



DATE:     November 8, 2002                 /s/ Gary P. Halker
         ---------------------------       -------------------------------------
                                           GARY P. HALKER
                                           VICE PRESIDENT, CONTROLLER AND
                                           CHIEF INFORMATION OFFICER

                                  CERTIFICATION


I, Robert A. Davies, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Church & Dwight Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of any material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (of persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 8, 2002
      ----------------


                                               /s/  Robert A. Davies, III
                                               ---------------------------------
                                               Robert A. Davies, III
                                               Chief Executive Officer

                                  CERTIFICATION


I, Zvi Eiref, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Church & Dwight Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of any material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (of persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 8, 2002
      ----------------


                                               /s/  Zvi Eiref
                                               ---------------------------------
                                               Zvi Eiref
                                               Chief Financial Officer