Form 10-K
period 2002-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2003-03-27
CIK 313927

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002       COMMISSION FILE NUMBER 1-10585

                           --------------------------

                            CHURCH & DWIGHT CO., INC.
             (Exact name of registrant as specified in its charter)

                                                  I.R.S. EMPLOYER IDENTIFICATION
            INCORPORATED IN DELAWARE                     NO. 13-4996950

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

                                 Yes |X|   No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes |X|   No | |

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1,203 million. For purposes of determining this number, 1,388,993 shares of Common Stock held by affiliates were excluded. For purposes of making this calculation only, the registrant included all directors, certain executive officers and beneficial owners of more than ten percent of the Common Stock of the Company as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 28, 2002.

As of March 21, 2003, 40,009,034 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain provisions of the registrant's definitive proxy statement to be filed not later than April 30, 2003 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Item III of this Annual Report on Form 10-K.

================================================================================

CAUTIONARY NOTE ON FORWARD LOOKING INFORMATION

      This Annual Report contains forward-looking statements relating to, among other things, short- and long-term financial objectives, sales growth, cash flow and cost improvement programs. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risk, uncertainties and other factors, many of which are outside the Company's control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, the financial condition of major customers, and the Company's determination and ability to exercise its option to acquire the remaining 50% interest in Armkel LLC. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the acquisition or divestiture of assets.

      The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

                                TABLE OF CONTENTS

                                     PART I

      ITEM                                                                                          PAGE
      1.    Business                                                                                 -1-
      2.    Properties                                                                              -12-
      3.    Legal Proceedings                                                                       -13-
      4.    Submission of Matters to a Vote of Security Holders                                     -13-

                                     PART II

      5.    Market for the Registrant's Common Equity and Related Stockholder Matters               -13-
      6.    Selected Financial Data                                                                 -14-
      7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   -14-
      7A.   Quantitative and Qualitative Disclosures about Market Risk                              -14-
      8.    Financial Statements and Supplementary Data                                             -14-
      9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    -14-

                                    PART III

      10.   Directors and Executive Officers of the Registrant                                      -14-
      11.   Executive Compensation                                                                  -14-
      12.   Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters                                                             -14-
      13.   Certain Relationships and Related Transactions                                          -14-
      14.   Controls and Procedures                                                                 -14-

                                     PART IV

      15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                         -15-

                                     PART I

ITEM 1. BUSINESS.

GENERAL; RECENT DEVELOPMENTS

      The Company, founded in 1846, develops, manufactures and markets a broad range of consumer and specialty products under its well-recognized ARM & HAMMER brand name and other familiar brand names such as ARRID, BRILLO and XTRA. The Company is the world's leading producer of sodium bicarbonate, popularly known as baking soda. Baking soda is a versatile chemical which cleans, deodorizes, leavens and buffers. The Company's Consumer Products include Deodorizing and Household Cleaning Products, such as baking soda and cat litter; Laundry Products, such as detergent and fabric softeners; and Personal Care Products, such as antiperspirants and toothpaste. The Company's Specialty Products include, in addition to sodium bicarbonate, sodium sesquicarbonate, ammonium bicarbonate, and a rumen bypass fat product, which are used in a variety of industrial, animal nutrition, and food products. In 2002, Consumer Products represented approximately 83% and Specialty Products represented approximately 17% of the Company's sales. Approximately 92% of the Company's sales revenues were derived from sales in the United States.

      In January 2002, the Company acquired Biovance Technologies, Inc., a small Oskaloosa, Iowa based producer of specialty animal feed ingredients which complement the Company's existing range of animal nutrition products. The purchase price paid in 2002 was approximately $7.8 million (exclusive of cash acquired) and included the assumption of debt. An additional earn-out payment of $3.4 million was paid in February 2003 based upon Biovance's 2002 operating performance. A final earn-out payment (not to exceed $8.6 million) will be required next year based upon Biovance's 2003 operating performance.

      During 2002, the Company completed the integration of the XTRA and NICE'N FLUFFY laundry brands that were obtained in the acquisition of USA Detergents, Inc. in 2001. The integration began in the fourth quarter of 2000, prior to the acquisition, with the consolidation of sales organizations, continued after the acquisition through the integration of manufacturing and distribution and concluded with the standardization of formulations and packaging in 2002.

      Also during 2002, the Company continued the integration of the consumer products business purchased in 2001 from Carter Wallace by the Company and Armkel, LLC, a 50/50 joint venture with Kelso & Company. The integration began in the fourth quarter of 2001 with the consolidation of sales organizations, continued through the integration of manufacturing and distribution and was materially completed with the shut down of the former Carter-Wallace facility in Cranbury, New Jersey in the third quarter of 2002.

      The Company financed the acquisition of USA Detergents, the acquisition of the antiperspirant and pet care businesses from Carter-Wallace and its investment in Armkel with a $510 million credit facility originally issued in 2001. In January 2003, the Company entered into a receivables purchase agreement with PNC Bank in order to refinance $60 million of this credit facility. This was done to reduce expenses associated with the credit facility and to lower the Company's financing costs by accessing the commercial paper market. These financing transactions are described in detail under the heading "Liquidity and Capital Resources" in Exhibit 99.1 to this Annual Report on Form 10-K.

      The Company maintains a web site at www.churchdwight.com and makes available free of charge on this web site the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes it to, the Securities and Exchange Commission. The information presented in the Company's web site is not a part of this report.

FINANCIAL INFORMATION ABOUT SEGMENTS

      The Company's business is organized into two segments, Consumer Products and Specialty Products. Neither of these segments is seasonal. Information concerning the net sales, operating income and identifiable assets of each of the segments is set forth in Note 17 to the consolidated financial statements included in Exhibit 99.1 to this Form 10-K which is incorporated herein by reference. All sales percentages, presented in the following Consumer Products and Specialty Products paragraphs, are exclusive of unconsolidated affiliates.

CONSUMER PRODUCTS

      PRINCIPAL PRODUCTS

      The Company's founders first marketed baking soda in 1846 for use in home baking. Today, this product is known for a wide variety of uses in the home, including as a refrigerator and freezer deodorizer, scratchless cleaner and deodorizer for kitchen surfaces and cooking appliances, bath additive, dentifrice, cat litter deodorizer, and swimming pool pH stabilizer. The Company specializes in baking soda-based products, as well as other products which use the same raw materials or technology or are sold in the same markets. The following table sets forth the principal products of the Company's Consumer Products division.

         TYPE OF PRODUCT                    KEY BRAND NAMES

      Deodorizing and Cleaning           ARM & HAMMER Pure Baking Soda
                                         ARM & HAMMER Fridge-n-Freezer

                                         ARM & HAMMER Carpet & Room Deodorizer
                                         ARM & HAMMER VACUUM-FREE Foam Carpet Deodorizer

                                         ARM & HAMMER Cat Litter Deodorizer
                                         ARM & HAMMER SUPER SCOOP Clumping Cat Litter
                                         ARM & HAMMER SUPER CLAY Cat Litter
                                         ARM & HAMMER CRYSTAL BLEND Cat Litter

                                         LAMBERT KAY Pet Care Products

                                         BRILLO Soap Pads
                                         BRILLO SCRUB'N TOSS Disposable Cleaning Pads
                                         SCRUB FREE Bathroom Cleaners
                                         CLEAN SHOWER Daily Shower Cleaner
                                         CAMEO Aluminum & Stainless Steel Cleaner
                                         SNO BOL Toilet Bowl Cleaner
                                         PARSONS' Ammonia

      Laundry                            ARM & HAMMER FABRICARE Powder Laundry Detergent
                                         ARM & HAMMER Liquid Laundry Detergent
                                         XTRA Liquid Laundry Detergent
                                         XTRA Powder Laundry Detergent
                                         NICE'N FLUFFY Liquid Fabric Softener
                                         ARM & HAMMER FRESH'N SOFT Fabric Softener Sheets
                                         ARM & HAMMER FRESH'N SOFT Liquid Fabric Softener
                                         DELICARE Fine Fabric Wash
                                         ARM & HAMMER Super Washing Soda

      Personal Care                      ARM & HAMMER DENTAL CARE Toothpaste, Gum and Powder
                                         ARM & HAMMER PEROXICARE Toothpaste
                                         ARM & HAMMER ADVANCE WHITE Toothpaste, Gum
                                         ARM & HAMMER ADVANCE BREATH CARE
                                                  Toothpaste, Gum, Mouthwash, Breathmints
                                         ARM & HAMMER COMPLETE CARE Toothpaste

                                         ARM & HAMMER ULTRAMAX Deodorant & Antiperspirants
                                         ARRID Antiperspirants
                                         LADY'S CHOICE Antiperspirants

      The following table sets forth the principal Consumer Products sold by
Armkel:

         TYPE OF PRODUCT                    KEY BRAND NAME

      Personal Care                      TROJAN Condoms
                                         TROJAN Personal Lubricants
                                         NATURALAMB Condoms
                                         CLASS-ACT Condoms

                                         NAIR Depilatories, lotions, creams and waxes
                                         LINEANCE European Body Essentials, Depilatories Skin Care

                                         FIRST RESPONSE Home Pregnancy and Ovulation Kits

                                         PEARL DROPS Toothpolish and Toothpaste
                                         RIGIDENT Denture Adhesive
                                         CARTERS LITTLE PILLS, Laxative

      Armkel is the Company's 50% owned joint venture with Kelso. The Company exerts significant influence over Armkel through its membership on Armkel's board and the Company's various agreements with Armkel, but does not control its financial and operating decisions. As a result, Armkel's operations are not consolidated on the Company's consolidated financial statements. This arrangement is described more fully under the heading "Armkel" in the Liquidity and Capital Resources section of the MD&A contained in Exhibit 99.1 to this Annual Report on Form 10-K. Armkel has issued publicly traded debt and is required to file reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. However, those reports are not part of the Company's Annual Report on this Form 10-K.

      Deodorizing and Cleaning Products.

      The Company has sold baking soda since 1846. The ARM & HAMMER trademark was adopted in 1867. ARM & HAMMER Baking Soda remains the leading brand of baking soda in terms of consumer recognition of the brand name and reputation for quality and value.

      The deodorizing properties of baking soda have led to the development of several other household products. In 2002, Deodorizing and Cleaning Products constituted approximately 30% of the Company's consumer sales and approximately 25% of the Company's total sales. The deodorizer products include ARM & HAMMER Carpet & Room Deodorizer, ARM & HAMMER VACCUM-FREE Foam Carpet Deodorizer, ARM & HAMMER Deodorizing Air Freshener and ARM & HAMMER Cat Litter Deodorizer. The Carpet and Room Deodorizer products led the category for carpet deodorizers in 2002.

      The Company markets a line of cat litter products such as ARM & HAMMER SUPER SCOOP Clumping Cat Litter, which is the number two brand in the fast-growing clumping segment of the cat litter market. All brand "rankings" contained herein are based on IRI FDTKS, excluding Wal Mart, for the 52 weeks ending December 22, 2002. A line extension of SUPER SCOOP is ARM & HAMMER CRYSTAL BLEND, a premium-priced clumping cat litter which uses silica crystals, baking soda and an anti-microbial ingredient to inhibit growth of bacterial odors. The Company's pet care products also include LAMBERT KAY Pet Products and ARM & HAMMER Super Clay cat litter. The Company intends to continue to innovate and offer new products under the ARM & HAMMER brand in the household and pet care categories. To this end, in 2003 the Company has launched ARM & HAMMER PET FRESH Carpet & Room Deodorizer plus Pet Hair Release, a product that combines a carpet deodorizer with a pet hair release agent that breaks the static charge that holds hair to the carpet, thereby making vacuuming easier.

      The Company also markets a variety of household cleaning products including, BRILLO Soap Pads and other steel wool products, PARSONS Ammonia, CAMEO Metal Polish, SNO BOL Cleaners and CLEAN SHOWER Daily Shower Cleaner and SCRUB FREE Bathroom Cleaner. The Company intends to capitalize on the well recognized

BRILLO name by extending its line of soap pads and expanding into new categories. As a result, in 2003, the Company is launching BRILLO SCRUB'N TOSS Disposable Cleaning Pads, a new, multi-use, disposable cleaning pad product.

      Product introductions usually involve heavy marketing costs in the year of launch, and the eventual success of the new product and line extensions described in this Annual Report on Form 10-K will not be known for some time.

      Laundry Products.

      The Company's largest consumer business, measured by sales volume, is in the laundry detergent market. In 2002, Laundry Products constituted approximately 46% of the Company's consumer sales and approximately 38% of the Company's total sales.

      The Company markets its ARM & HAMMER Brand Laundry Detergents, in both powder and liquid forms, as value products, priced at a discount from products identified by the Company as market leaders. The Company markets its XTRA laundry detergent in both powder and liquid at a slightly lower price than ARM & HAMMER Brand Laundry Detergents. The marketing of distinct brands at several price points is intended to increase market share. Although the powder laundry detergent segment continued its long-term decline throughout 2002, the ARM & HAMMER FABRICARE powder gained market share and maintained its position as the leading powder detergent value brand.

      The Company's Laundry Products include fabric softeners that prevent static cling and soften and freshen clothes. In 2002, ARM & HAMMER FRESH 'N SOFT Fabric Softener Sheets enjoyed an increase in dollar market share. In order to build on this success, the Company has recently launched ARM & HAMMER FRESH 'N SOFT Liquid Fabric Softener. The Company also offers another liquid fabric softener, NICE'N FLUFFY, at a slightly lower price in an attempt to increase market share by competing at several price points.

      Personal Care Products.

      The Company has entered the personal care and oral care businesses using the unique strengths of its ARM & HAMMER trademark and baking soda technology. These are highly innovative markets, characterized by a continuous flow of new products and line extensions and intense competition, requiring heavy advertising and promotion. In 2002, Personal Care Products (excluding Armkel) constituted approximately 20% of the Company's consumer sales and approximately 17% of the Company's total sales.

      Early in 2002, the Company accomplished a major objective by transferring production of ARRID and LADY'S CHOICE deodorant antiperspirants from the former Carter-Wallace plant at Cranbury, New Jersey, to the more efficient Company plant at Lakewood, New Jersey. Early in 2003, the Company launched ARRID Total Soft Solid antiperspirants targeted primarily to women, and broadened its ARM & HAMMER ULTRAMAX antiperspirant line by adding a gel primarily targeted at men.

      ARM & HAMMER Baking Soda, when used as a dentifrice, whitens and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties have led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE brand name. The Company also markets ARM & HAMMER DENTAL CARE Gum, a baking soda based oral care product that is available in four flavors.

      In the toothpaste category, after two years of leading its category in growth, driven by the success of ARM & HAMMER ADVANCE WHITE toothpaste, the Company's share dropped in 2001 and again in 2002 mainly as a result of competitive new products and aggressive spending by other manufacturers in the category. To strengthen its toothpaste franchise, the Company introduced ARM & HAMMER Complete Care, a product that cleans and whitens teeth and freshens breath, the first ARM & HAMMER all-in-one toothpaste.

      The Company's position in the Personal Care product line is bolstered by Armkel's products. Armkel's domestic business primarily competes in three (3) major product lines: reproductive health (TROJAN Condoms), skin care (NAIR Depilatories/Waxes), and feminine health and hygiene (FIRST RESPONSE and ANSWER Home Pregnancy /Ovulation Test Kits).

      Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases (STDs). The TROJAN condom brand has been in use for more than 80 years. In 2002, the brand continued its share leadership in the United States behind the success of such products as EXTENDED

PLEASURE and HER PLEASURE, the evolution of the TROJAN MAN advertising campaign, and its on-going comprehensive educational programs.

      The NAIR line of non-shaving hair removal products is the leading brand in both dollar and unit sales in the United States, with several consecutive years of double-digit sales growth behind innovative new products that address consumer needs for quick, complete and longer-lasting hair removal. In 2003, new waxes, depilatory creams and cloth strips will be launched to further strengthen NAIR's leadership position.

      Armkel recognizes the need to introduce new products to become a stronger skin care company. In February 2003, it began shipping LINEANCE European Body Essentials, a line of upscale hair removal and skin care treatments that offer consumers the opportunity for a pampering spa experience in their own homes.

      In 2002 Armkel's emerging feminine health and hygiene business was led by FIRST RESPONSE, the number two brand in the Home Pregnancy Test Kit category. Armkel also markets a second brand, ANSWER, which competes in the price-value segment of the Home Pregnancy and Ovulation Test Kit market.

      International

      The Company markets and sells in Canada many of the same consumer products that are sold in the United States through its wholly-owned Canadian subsidiary Church & Dwight Ltd./Ltee.

      Together with Armkel, the Company's international operations are also focused on selected priority categories such as Oral Care, Depilatories, Condoms, Home Pregnancy Test Kits and other regional niche products.

      Armkel included continued strong growth for NAIR Waxes and Depilatories, particularly in Canada and Mexico.

      In oral care, Armkel's German distributor launched PERL WEISS Beauty Pearls, a premium-priced cosmetic whitening toothpolish in a bottle. Armkel also markets skin care products, including LINEANCE, the leading supermarket brand in slimming body care in France.

      In 2002, Armkel took over distribution of the ARM & HAMMER toothpaste product line in the United Kingdom. The Company is looking for opportunities to expand distribution of ARM & HAMMER products sold in several other countries. Two such initiatives by the Company in 2002 were the introductions of ARM & HAMMER toothpaste in Mexico, and ARM & HAMMER Baking Soda Shaker into Japan.

      COMPETITION

      For information regarding Competition, see pages 12 through 14 of Exhibit
99.1 hereto, incorporated herein by reference.

      DISTRIBUTION

      The Company's consumer products are primarily marketed throughout the United States and Canada and sold through a broad distribution platform that includes supermarkets, mass merchandisers, such as Wal-Mart, and drugstores. The Company employs a sales force based regionally throughout the United States. This sales force utilizes the services of independent food brokers in each market. The Company's products are strategically located in Church & Dwight plant and public warehouses and either picked up by customers or delivered by independent trucking companies.

SPECIALTY PRODUCTS

      PRINCIPAL PRODUCTS

      As the world's leading supplier of sodium bicarbonate for both consumer and industrial applications, the Company considers the Specialty Products division its arm into the business-to-business arena. Currently, this division participates in three product areas: Specialty Chemicals, Animal Nutrition and Specialty Cleaners. The following table sets forth the principal products of the Company's Specialty Products division.

         TYPE OF PRODUCT                    KEY BRAND NAMES

      Specialty Chemicals                ARM & HAMMER Performance Grade Sodium
                                         ARM & HAMMER TORTILLA BLEND Leavening Mix
                                         ARMAND PRODUCTS Potassium Carbonate and Potassium Bicarbonate
                                         ARMICARB 100 Fungicide
                                         ARMAGRIP Anti-Slip Floor Treatment
                                         SORB-N-C Pollution Control

      Animal Nutrition                   ARM & HAMMER Feed Grade Sodium Bicarbonate
                                         MEGALAC Rumen Bypass Fat
                                         SQ-810 Natural Sodium Sesquicarbonate
                                         DCAD Plus Feed Grade Potassium Carbonate
                                         BIO-CHLOR and FERMENTEN Rumen Fermentation Enhancers

      Specialty Cleaners                 ARMEX Blast Media
                                         ARMAKLEEN Aqueous Cleaners
                                         AQUAWORKS Aqueous Cleaners
                                         Commercial & Professional Cleaners and Deodorizers

      Specialty Chemicals.

      The Company's specialty chemicals business primarily consists of the manufacture, marketing and sale of sodium bicarbonate in a range of grades and granulations for use in industrial and agricultural markets. In industrial markets, sodium bicarbonate is used by other manufacturing companies as a leavening agent for commercial baked goods, as an antacid in pharmaceuticals, as a carbon dioxide release agent in fire extinguishers, as an alkaline agent in swimming pool chemicals, and as a filtration agent in kidney dialysis.

      The Company and Occidental Petroleum Corporation are equal partners in a joint venture named Armand Products Company, which produces and markets potassium carbonate and potassium bicarbonate. Potassium chemicals are sold to, among others, the glass industry for use in TV and computer monitor screens.

      The Company markets and sells ammonium bicarbonate and other specialty chemicals to food and agricultural markets in Europe through its wholly-owned British subsidiary Brotherton Specialty Products Ltd.

      The Company's 99% owned Brazilian subsidiary, Quimica Geral do Nordeste, is South America's leading provider of sodium bicarbonate.

      Animal Nutrition Products.

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

      Through its recently acquired Biovance subsidiary, the Company produces BIO-CHLOR and FERMENTEN, a range of specialty feed ingredients for dairy cows, which improve feed efficiency and help increase milk production.

      Specialty Cleaners.

      The Company formed a joint venture in 1999 with the Safety-Kleen Corporation called the ArmaKleen Company. This joint venture distributes the Company's proprietary product line of aqueous cleaners along with the Company's Armex Blast Media line which is designed for the removal of a wide variety of surface coatings.

      During the year, the Company continued to pursue opportunities to build a specialized industrial cleaning business using our aqueous-based technology. In early 1999, the Company extended its alliance with Safety-Kleen Corp. to build a specialty cleaning products business based on our technology and their sales and distribution organization. The second year of this alliance was affected by Safety-Kleen's financial difficulties which lead to their Chapter 11 filing and implementation of a major reorganization during 2000. While the joint venture has demonstrated more stability in 2002 and continues to hold great promise, the outcome will not be known for some time.

      COMPETITION

      For information regarding Competition, see pages 13 and 14 of Exhibit
99.1 hereto; incorporated herein by reference.

      DISTRIBUTION

      The Company markets sodium bicarbonate and other chemicals to industrial and agricultural customers throughout the United States and Canada. Distribution is accomplished through regional sales offices and manufacturer's representatives augmented by the sales personnel of independent distributors throughout the country.

RAW MATERIALS AND SOURCES OF SUPPLY

      The Company manufactures sodium bicarbonate for both of its consumer and specialty products businesses at two of its plants located at Green River, Wyoming and Old Fort, Ohio. The production of sodium bicarbonate requires two basic raw materials, soda ash and carbon dioxide. The primary source of soda ash used by the Company is the mineral, trona, which is found in abundance in southwestern Wyoming, near the Company's Green River plant. The Company has adequate trona reserves to support the requirements of the sodium bicarbonate business and may acquire other leases in the future as the need arises.

      The Company is party to a partnership agreement with General Chemical Corporation, which mines and processes trona reserves in Wyoming. Through the partnership and related supply and services agreements, the Company fulfills a substantial amount of its soda ash requirements, enabling the Company to achieve some of the economies of an integrated business capable of producing sodium bicarbonate and related products from the basic raw material. The Company also has an agreement for the supply of soda ash from another company. The partnership agreement and other supply agreements between the Company and General Chemical are terminable upon two years notice by either company. The Company believes that alternative sources of supply are available.

      The Company obtains its supply of the second basic raw material for the production of sodium bicarbonate, carbon dioxide, under long-term supply contracts. The Company believes that its sources of carbon dioxide are adequate.

      The Company believes that ample sources of raw materials are available for all of its other major products. Detergent chemicals are used in a variety of the Company's products and are available from a number of sources. Bottles, paper products and clay are available from multiple suppliers although the Company chooses to source most of these materials from single sources under long-term supply agreements in order to gain favorable pricing. Alternative sources of supply are available in case of disruption or termination of the agreements.

      Increases in the prices of certain raw materials could materially impact the Company's costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

      The main raw material used in the production of potassium carbonate is liquid potassium hydroxide. Armand Products obtains its supply of liquid potassium hydroxide under a long term supply arrangement.

PATENTS AND TRADEMARKS

      The Company's trademarks (identified throughout this annual report in capitalized letters), including ARM & HAMMER, are registered with the United States Patent and Trademark Office and also with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by the Company since the late 1800's, and is a valuable asset and important to the successful operation of the Company's business. The Company's other valuable trademarks include XTRA, BRILLO, ARRID, SNO BOL, PARSONS', SCRUB FREE and CLEAN SHOWER.

      United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. The Company maintains a portfolio of trademarks representing substantial goodwill in the businesses using the trademarks.

      United States patents are currently granted for a term of 20 years from the date the patent application is filed. The Company owns a number of patents and believes that some of them may provide competitive advantages in the marketplace for particular products.

CUSTOMERS AND ORDER BACKLOG

      A group of three Consumer Products customers accounted for approximately 23% of consolidated net sales in 2002, including a single customer, Wal-Mart, which accounted for approximately 16%. A group of three customers accounted for approximately 23% of consolidated net sales in 2001 including a single customer, Wal-Mart, which accounted for approximately 14%. This group accounted for 21% in 2000.

      Although not included in the top three customers noted above, Kmart Corporation historically has represented approximately 3% of our consolidated net sales. Kmart's bankruptcy followed by its announcement to close an additional 329 stores in the first half of 2003 could cause a reduction in sales of approximately 15-20% to Kmart. It is not clear whether, and to what extent, these lost sales may be made to other retailers.

      The time between receipt of orders and shipment is generally short, and, as a result, backlog is not significant.

RESEARCH & DEVELOPMENT

      The Company conducts research and development primarily at its facility in Princeton, New Jersey. The Company devotes significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features, which provided increased convenience and/or value to its customers. To increase its innovative capabilities the Company engages outside contractors for general research and development in activities beyond its core areas of expertise. During 2002, $26,877,000 was spent on research activities as compared to $21,803,000 in 2001 and $19,363,000 in 2000.

GOVERNMENTAL REGULATION

      Some of the Company's products are subject to regulation under the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration, the Fair Packaging and Labeling Act and the Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act, which are administered by the Environmental Protection Agency. The Company is also subject to regulation by the Federal Trade Commission in connection with the content of its labeling, advertising, promotion, trade practices and other matters. The Company's relationship with certain unionized employees may be overseen by the National Labor Relations Board.

ENVIRONMENTAL MATTERS

      The Company's operations are subject to federal, state and local regulations governing air emissions, waste and steam discharges, and solid and hazardous waste management activities. The Company endeavors to take actions necessary to comply with such regulations. These steps include periodic environmental audits of each Company facility. The audits, conducted by an independent engineering concern with expertise in the area of environmental compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state and local regulations. The Company believes that its compliance with existing environmental regulations will not have any material adverse effect with regard to the Company's capital expenditures, earnings or competitive position. No material capital expenditures relating to environmental control or remediation are presently anticipated.

GEOGRAPHIC AREAS

      Approximately 92% of net sales of the Company in 2002, 90% in 2001 and 88% in 2000 were to customers in the United States and approximately 95% of long-lived assets of the Company in 2002, 92% in 2001 and 88% in 2000 were located in the United States.

EMPLOYEES

      At December 31, 2002, the Company had 2,256 employees. The Company is party to a labor contract with the United Industrial Workers of North America at its London, Ohio plant which contract continues until September 28, 2007. The Company believes that its relations with both its union and non-union employees are satisfactory.

CLASSES OF SIMILAR PRODUCTS

      The Company's operations constitute two operating segments. The table set forth below shows the percentage of the Company's net sales contributed by each group of similar products marketed by the Company during the period from January 1, 2000 through December 31, 2002.

                                                       % of Net Sales

                                                 2002       2001       2000
                                                 ----       ----       ----
      Consumer Products
                Deodorizing and Cleaning          25         25         30
                Laundry                           38         40         26
                Personal Care                     17         13         16
                International                      3          4          5

      Specialty Products                          17         18         23

      The table above reflects consolidated net sales, exclusive of unconsolidated entities. Segment information that includes unconsolidated entities is contained in Note 17 of the Company's Consolidated Financial Statement attached as Exhibit 99.1.

CERTAIN RISKS AND UNCERTAINTIES RELATED TO THE COMPANY'S BUSINESS

      The Company's future results and financial condition are dependent upon its ability to develop, manufacture and market consumer and specialty products successfully. Inherent in this process are a number of factors that the Company must successfully manage to achieve favorable future operating results and financial condition. In addition to the other information contained in this Annual Report on Form 10-K, the following risks and uncertainties could affect the Company's future operating results and financial condition:

- THE COMPANY HAS RECENTLY DEVELOPED AND COMMENCED SALES OF A NUMBER OF NEW PRODUCTS WHICH, IF THEY DO NOT GAIN WIDESPREAD CUSTOMER ACCEPTANCE OR IF THEY CANNIBALIZE SALES OF EXISTING PRODUCTS, COULD HARM THE COMPANY'S EFFORTS TO IMPROVE ITS FINANCIAL PERFORMANCE.

      The Company has introduced a number of new consumer products. The development and introduction of new products involves substantial research, development and marketing expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. In addition, if the new products merely cannibalize sales of existing products, the Company's financial performance could be harmed.

- THE COMPANY MAY DISCONTINUE PRODUCTS OR PRODUCT LINES, WHICH COULD RESULT IN RETURNS, ASSET WRITE-OFFS AND SHUT DOWN COSTS.

      In the past, the Company has discontinued certain products and product lines, which resulted in returns from customers, asset write-offs, and shut down costs. The Company may suffer similar adverse consequences in the future to the extent it discontinues products that do not meet expectations or no longer satisfy consumer demand. Product returns, write-offs or shut down costs would reduce cash flow and earnings. Product efficacy or safety concerns could result in product recalls or declining sales which would reduce cash flow and earnings.

- THE COMPANY FACES INTENSE COMPETITION IN A MATURE INDUSTRY THAT MAY REQUIRE IT TO INCREASE EXPENDITURES AND ACCEPT LOWER PROFIT MARGINS TO PRESERVE OR MAINTAIN ITS MARKET SHARE. UNLESS THE MARKETS IN WHICH THE COMPANY COMPETES GROW SUBSTANTIALLY, A LOSS OF MARKET SHARE WILL RESULT IN REDUCED SALES LEVELS AND DECLINING OPERATING RESULTS.

      Currently, 92% of our sales are generated in U.S. markets. U.S. markets for consumer products are mature and characterized by high household penetration, particularly with respect to the Company's most significant product categories, including laundry detergents and deodorizers and household cleaning products. The Company's unit sales growth in domestic markets will depend on increasing usage by consumers, product innovation and capturing market share from competitors. The Company may not be able to succeed in implementing its strategies to increase domestic revenues.

      The consumer products industry, particularly the laundry detergent, personal care and air deodorizer categories, is intensely competitive. To protect the Company's existing market share or to capture increased market share, the Company may need to increase expenditures for promotions and advertising and introduce and establish new products. Increased expenditures may not prove successful in maintaining or enhancing the Company's market share and could result in lower sales and profits.

      Many of the Company's competitors are substantially larger companies, including The Procter & Gamble Company, Unilever, Inc., the Clorox Company, Colgate-Palmolive Company, and S.C. Johnson & Son, Inc., which have greater financial resources than the Company. They have the capacity to outspend the Company in an attempt to take market share from the Company.

- PROVIDING PRICE CONCESSIONS OR TRADE TERMS THAT ARE ACCEPTABLE TO THE COMPANY'S TRADE CUSTOMERS, OR THE FAILURE TO DO SO, COULD ADVERSELY AFFECT THE COMPANY'S SALES AND PROFITABILITY. IN ADDITION, REDUCTIONS IN INVENTORY BY THE COMPANY'S TRADE CUSTOMERS, INCLUDING AS A RESULT OF CONSOLIDATIONS IN THE RETAIL INDUSTRY, OR A SHIFT IN THE IMPORTANCE OF CERTAIN CHANNELS OF TRADE COULD ADVERSELY AFFECT ITS SALES.

      Consumer products, particularly those that are value-priced like many of the Company's products, are subject to significant price competition and in recent years have been characterized by price deflation. From time to time, the Company may need to reduce the prices for some of its products to respond to competitive and customer pressures and to maintain market share. Any reduction in prices to respond to these pressures would harm profit margins. In addition, if the Company's sales volumes fail to grow sufficiently to offset any reduction in margins, its results of operations would suffer.

      Because of the competitive environment facing retailers, many of the Company's trade customers, particularly its high-volume retail store customers, have increasingly sought to obtain pricing concessions or better trade terms. These concessions or terms could reduce the Company's margins. Further, if the Company is unable to maintain price or trade terms that are acceptable to its trade customers, they could reduce product purchases from the Company and increase product purchases from the Company's competitors, which would harm the Company's sales and profitability. In addition, from time to time the Company's retail customers have reduced inventory levels in managing their working capital requirements. Any reduction in inventory levels by the Company's retail customers would harm its operating results. In particular, continued consolidation within the retail industry could potentially reduce inventory levels maintained by the Company's retail customers, which could adversely impact its results of operations. The Company's performance is also dependent upon the general health of the economy and of the retail environment in particular and could be significantly harmed by changes affecting retailing and by the financial difficulties of retailers, including the ongoing bankruptcy proceedings involving Kmart.

      Industry wide, consumer products such as those marketed by the Company are increasingly being sold in club stores and mass merchandisers, while sales of consumer products by food and drug stores are comprising a smaller proportion of the total volume of consumer products sold. Sales of the Company's products are stronger in the food and drug channels of trade and not as strong with the club stores and mass merchandisers. Although the Company has taken steps to improve its representation in club stores and mass merchandisers, if the Company is not successful in doing so, and the current trend continues, the financial condition and operating results of the Company could suffer.

- LOSS OF ANY OF THE COMPANY'S PRINCIPAL CUSTOMERS COULD SIGNIFICANTLY DECREASE ITS SALES AND PROFITABILITY.

      Wal-Mart, including its affiliate Sam's Club, was the Company's largest customer, accounting for 16% of net sales in 2002, 14% of net sales in 2001, and 13% of net sales in 2000. The loss of or a substantial decrease in the volume of purchases by Wal-Mart or any of the Company's other top customers would harm the Company's sales and profitability.

- THE COMPANY MAY MAKE ACQUISITIONS THAT, IF NOT PROPERLY INTEGRATED OR IF OTHERWISE UNSUCCESSFUL, COULD STRAIN OR DIVERT ITS RESOURCES.

      The Company has made several acquisitions in the past few years and may make additional acquisitions or substantial investments in complementary businesses or products in the future. Any future acquisitions or investments would entail, various risks, including the difficulty of assimilating the operations and personnel of the acquired businesses or products, the potential disruption of the Company's ongoing business and, generally, the Company's potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. These factors could harm the Company's financial condition and operating results. Any future acquisitions or investments could result in substantial cash expenditures, the issuance of new equity in the Company and the incurrence of additional debt and contingent liabilities. In addition, any potential acquisitions or investments, whether or not they are ultimately completed, could divert the attention of management and other resources from other issues that are more critical to the Company's operations.

- THE CONDOM PRODUCT LINE OF THE COMPANY'S ARMKEL JOINT VENTURE COULD SUFFER IF THE SPERMICIDE N-9 IS PROVED OR PERCEIVED TO BE HARMFUL.

      Armkel's distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of Armkel's condoms contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient's potential to cause irritation to human membranes. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance is uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. If the FDA or state governments promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), Armkel could incur costs from obsolete products, packaging or raw materials and sales of condoms could decline, which, in turn, could decrease the value of the Company's interest in Armkel.

      Related to this issue, on February 28, 2003 a purported class action suit, Lissette Velez v. Church & Dwight Co., Inc., et al., was filed against the Company and Armkel, and two other condom manufacturers, in the Superior Court of New Jersey. The lawsuit alleges that condoms lubricated with N-9 are being marketed in a misleading manner because the makers of such condoms claim they aid in the prevention of sexually transmitted diseases whereas, according to the plaintiffs, public health organizations have found that N-9 usage can under some circumstances increase the risk of transmission of disease. Condoms with N-9 have been marketed for many years as a cleared medical device under applicable FDA regulations, however, the Company cannot predict the outcome of this litigation.

- PRICE INCREASES IN CERTAIN RAW MATERIALS OR ENERGY COSTS COULD ERODE OUR PROFIT MARGINS, WHICH COULD HARM OUR OPERATING RESULTS.

      Increases in the prices of certain raw materials or increases in energy costs could significantly impact our profit margins. If price increases were to occur we may not be able to increase the prices of our products to offset these increases. This could harm the Company's financial condition and operating results.

ITEM 2. PROPERTIES.

      The Company's executive offices and research and development facilities are owned by the Company and are located on 22 acres of land in Princeton, New Jersey, with approximately 127,000 square feet of office and laboratory space. In addition, the Company leases space in two buildings adjacent to this facility, pursuant to a multi-year lease, which contain approximately 90,000 square feet of office space. The Company also leases regional sales offices in various locations throughout the United States.

      The Company also owns or leases other facilities in the United States. They are:

LOCATION                                  PRODUCTS MANUFACTURED                                 AREA (SQ. FEET)
---------------------------------------------------------------------------------------------------------------
OWNED:
Manufacturing facilities
     Green River, Wyoming                 Sodium bicarbonate and various consumer products          273,000
     Old Fort, Ohio                       Sodium bicarbonate and various consumer products          208,000
     Lakewood, New Jersey                 Various consumer products                                 250,000
     London, Ohio                         Soap pads and fabric softener sheets                      114,000
     Harrisonville, Missouri              Liquid laundry detergent and fabric softener              360,000
     Chicago, Illinois (1)                Powder laundry detergent                                  105,000
     Madera, California                   Rumen bypass fats and related products                     50,000
     Oskaloosa, Iowa                      Animal nutrition products                                  27,000

Warehouse
     Green River, Wyoming                                                                           101,000
     Harrisonville, Missouri                                                                        150,000

LEASED:

Manufacturing facility
     North Brunswick, New Jersey (2)      Liquid laundry detergent and other consumer products      360,000

Warehouse
     North Brunswick, New Jersey (3)                                                                525,000
     North Brunswick, New Jersey (4)                                                                156,000

      1. The facility is situated on a three-acre land parcel whose lease expires in 2080.
      2. Expires in 2004, subject to two five-year extensions at the option of the Company.
      3.    Expires in 2010.
      4.    Expires in 2011.

      In Syracuse, New York the Company owns a 16 acre site which include a group of connected buildings. This facility was closed in 2001 and is now leased to a third party.

      In 2002 the Company sold its facility in Winsted, Connecticut for $1,250,000.

      In Ontario, Canada, the Company owns a 36,000 square foot distribution center which was used for the purpose of warehousing and distribution of products sold into Canada. The facility was closed in 2002 and is currently for sale.

      Brotherton Specialty Products Ltd., a wholly-owned United Kingdom subsidiary, owns and operates a 71,000 square foot manufacturing facility in Wakefield, England on about 7 acres of land.

      The Armand Products partnership, in which the Company has a 50% interest, owns and operates a potassium carbonate manufacturing plant located in Muscle Shoals, Alabama. This facility contains approximately 53,000 square feet of space and has a capacity of 103,000 tons of potassium carbonate per year.

      The Company's 99% owned subsidiary, QGN, has its administrative headquarters in Rio de Janeiro, Brazil in leased office space expiring in 2005. QGN owns and operates manufacturing facilities in Camaoari, Feira de Santana, and Itapura in the state of Bahia and Diadema in the state of Sao Paulo.

      The Company believes that its manufacturing, distribution and office facilities are adequate for the conduct of its business at the present time.

ITEM 3. LEGAL PROCEEDINGS.

      On January 17, 2002, a petition for appraisal, Cede & Co., Inc. and GAMCO Investors, Inc. v. MedPointe Healthcare, Inc., Civil Action No. 19354, was filed in the Court of Chancery of the State of Delaware demanding a determination of the fair value of shares of MedPointe. The action was brought by purported former shareholders of Carter-Wallace in connection with the merger on September 28, 2001 of MCC Acquisition Sub Corporation with and into Carter-Wallace. The merged entity subsequently changed its name to MedPointe. The petitioners seek an appraisal of the fair value of their shares in accordance with Section 262 of the Delaware General Corporation Law. The matter was heard on March 10 and 11, 2003, at which time the petitioners purportedly held 2.3million shares of MedPointe. No decision has yet been rendered by the court.

      MedPointe and certain former Carter-Wallace shareholders are party to an indemnification agreement pursuant to which such shareholders will be required to indemnify MedPointe from a portion of the damages, if any, suffered by MedPointe in relation to the exercise of appraisal rights by other former Carter-Wallace shareholders in the merger. Pursuant to the agreement, the shareholders have agreed to indemnify MedPointe for 40% of any Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) suffered by MedPointe in relation to the merger; provided that if the total amount of Appraisal Damages exceeds $33,333,333.33, then the indemnifying stockholders will indemnify MedPointe for 100% of any damages suffered in excess of that amount. Armkel, in turn, is party to an agreement with MedPointe pursuant to which it has agreed to indemnify MedPointe and certain related parties against 60% of any Appraisal Damages for which MedPointe remains liable. The maximum liability to Armkel pursuant to the indemnification agreements and prior to any indemnification from the Company, as described in the following, is $12 million. The Company is party to an agreement with Armkel pursuant to which it has agreed to indemnify Armkel for 17.38% of any Appraisal Damages for which Armkel becomes liable, up to a maximum of $2.1 million.

      The Company believes that the consideration offered in the merger was fair to the former Carter-Wallace shareholders and have vigorously defended petitioner's claim. However, the Company cannot predict with certainty the outcome of the proceedings.

      On August 26, 2002, Armkel filed suit against Pfizer in the District Court of New Jersey to redress infringement of two (2) Armkel patents directed to pregnancy diagnostic devices. The suit claims that Pfizer's "ept" product infringes these patents. The Company is seeking a reasonable royalty and associated damages as compensation for Pfizer's infringement. The Court has ordered a Settlement Conference for April 11, 2003, and has set dates throughout 2003 for various stages of discovery.

      The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

      This information appears under the heading "MD&A" on page 14 of Exhibit
99.1 hereto, incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA.

      This information appears under the heading "Eleven Year Financial Summary" on page 43 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A").

      This information appears under the heading "MD&A" on pages 1 through 14 of
Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      This information appears under the heading "Market Risk" in the "Management's Discussion and Analysis" section on pages 7 and 8 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item appears on pages 15 through 42 of
Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information required by this item is incorporated by reference to the Company's definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

      Information required by this item is incorporated by reference to the Company's definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Information required by this item is incorporated by reference to the Company's definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required by this item is incorporated by reference to the Company's definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

      Within the ninety (90) days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, we have concluded that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC's rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      Since the Chief Executive Officer's and Chief Financial Officer's most recent review of the Company's internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.      FINANCIAL STATEMENTS

      The following Consolidated Financial Statements and Independent Auditors' Report are attached hereto on Exhibit 99.1:

            Independent Auditors' Report

            Consolidated Statements of Income for each of the three years in the period ended December 31, 2002

            Consolidated Balance Sheets as of December 31, 2002 and 2001

            Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2002

            Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2002

            Notes to Financial Statements

(a) 2.      FINANCIAL STATEMENT SCHEDULES

      The following Financial Statement Schedules are attached hereto as Exhibit 99.2:

            Independent Auditors' Report on Schedule

            For each of the three years in the period ended December 31, 2002:

            Schedule II - Valuation and Qualifying Accounts

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.      EXHIBITS

      (3)   (a) Restated Certificate of Incorporation, dated October 22, 1992.

            (b) By-Laws have previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1985, (Commission file no. 1-10585) which is incorporated herein by reference.

      (4)   (a)   Credit Agreement, dated as of September 28, 2001, by and
                  between Church & Dwight Co., Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement as Lenders, PNC Bank, National Association,
                  Fleet National Bank, The Bank of Nova Scotia, National City
                  Bank and The Chase Manhattan Bank, as administrative agent previously filed with the Securities and Exchange Commission on the Company's Form 10-K filed on March 18, 2002 (Commission
                  File No. 1-10585) and incorporated by reference.

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

            (d) Purchase and Sale Agreement dated January 16, 2003, by and among Church & Dwight Co., Inc. and Harrison Street Funding LLC previously filed with the Securities and Exchange Commission on the Company's Form 8-K filed on January 30, 2003 (Commission File No. 1-10585) and incorporated by reference.

            (e) Receivables Purchase Agreement, dated January 16, 2003, by and among Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, previously filed with the Securities and Exchange Commission on the Company's Form 8-K filed on January 30, 2003 (Commission File No. 1-10585) and incorporated by reference.

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

            (b) Amendment Number 2 to the LLC Agreement, dated as of September 24, 2001 previously filed with the Securities and Exchange Commission on the Company's Form 10-K filed on March 18, 2002 (Commission File No. 1-10585) and incorporated by reference.

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

            (d) Asset Purchase Agreement, dated May 7, 2001, by and between Armkel LLC and Carter-Wallace, Inc. for the purchase of certain consumer brands previously filed with the Securities and Exchange Commission on the Company's Form 10-K filed on March 18, 2002 (Commission File No. 1-10585) and incorporated by reference.

            (e) Supply Agreement between Church & Dwight Co., Inc. and ALCAD Partnership for supply of soda ash. This document is not attached hereto, but has been separately submitted to the Securities and Exchange Commission and granted confidential treatment pursuant to the Company's application under Exchange Act Rule 24b-2.

            (f) Limited Liability Company Operation Agreement of Armus, LLC, dated as of June 14, 2000, between Church & Dwight Co., Inc. and USA Detergents, Inc. This document has been previously filed with the Securities and Exchange Commission on the Company's Quarterly Report on Form 10-Q, filed on August 14, 2000. Portions of this document have been omitted pursuant to the Company's confidential treatment request under Exchange Act Rule 24b-2.

            (g) Stock Purchase Agreement dated as of June 14, 2000, among USA Detergents, Inc., Church & Dwight Co., Inc. and Frederick R. Adler. This document has been previously filed with the Securities and Exchange Commission on the Company's Quarterly Report on Form 10-Q, filed on August 14, 2000.

            (h) Employment Agreement, dated February 2, 2001, by and between Church & Dwight Co., Inc. and Jon L. Finley for the position of President and COO, previously filed with the Securities and Exchange Commission on the Company's Form 10-K filed on March 18, 2002 (Commission File No. 1-10585) and incorporated by reference.

            *(i) Supplemental Employment Agreement, dated October 5, 2001, by and between Church & Dwight Co., Inc. and Jon L. Finley, previously filed with the Securities and Exchange Commission on the Company's Form 10-K filed on March 18, 2002 (Commission File No. 1-10585) and incorporated by reference.

            *(j) Employment Agreement, dated January 3, 2002, by and between Church & Dwight Co., Inc. and Joseph A. Sipia, Jr., previously filed with the Securities and Exchange Commission on the Company's Form 10-K filed on March 18, 2002 (Commission File No. 1-10585) and incorporated by reference.

            *(k) Employment Agreement, dated February 26, 2002, by and between Church & Dwight Co., Inc. and Bradley A. Casper, previously filed with the Securities and Exchange Commission on the Company's Form 10-K filed on March 18, 2002 (Commission File No. 1-10585) and incorporated by reference.

            *(l) The Company's 1983 Stock Option Plan, which was approved by stockholders at the Annual Meeting of Stockholders on May 5, 1983, and was included in the Company's definitive Proxy Statement dated April 4, 1983, (Commission file no. 1-10585) which is incorporated herein by reference.

            *(m) Restricted Stock Plan for Directors which was approved by stockholders at the Annual Meeting of Stockholders on May 7, 1987, and was included in the Company's definitive Proxy Statement dated April 6, 1987, (Commission file no. 1-10585) which is incorporated herein by reference.

            *(n) Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, (Commission file no. 1-10585) which is incorporated herein by reference.

            *(o) Deferred Compensation Plan for Directors has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1987, (Commission file no. 1-10585) which is incorporated herein by reference.

            *(p) Employment Service Agreement with Senior Management of Church & Dwight Co., Inc. has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1990, (Commission file no. 1-10585) which is incorporated herein by reference.

            *(q) The Stock Option Plan for Directors which was approved by stockholders in May 1991, authorized the granting of options to non-employee directors. The full text of the Church & Dwight Co., Inc. Stock Option Plan for Directors was contained in the definitive Proxy Statement filed with the Commission on April 2, 1991, (Commission file no. 1-10585) which is incorporated herein by reference.

            *(r) A description of the Company's Incentive Compensation Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1992, (Commission file no. 1-10585) which is incorporated herein by reference.

            *(s) Church & Dwight Co., Inc. Executive Stock Purchase Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1993, (Commission file no. 1-10585) which is incorporated herein by reference.

            *(t) The 1994 Incentive Stock Option Plan has previously been filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 1994, (Commission file no. 1-10585) which is incorporated herein by reference.

              *(u) The Compensation Plan for Directors, which was approved by stockholders at the Annual Meeting of Stockholders on May 9, 1996, and was included in the Company's definitive Proxy Statement filed with the Commission on April 1, 1996, (Commission file no. 1-10585) which is incorporated herein by reference.

              *(v) The Church & Dwight Co., Inc. 1998 Stock Option Plan, which was approved by stockholders at the Annual Meeting of Stockholders on May 7, 1998, and was amended and restated as of July 24, 2002.

-             *(w)  Armkel, LLC Equity Appreciation Plan, effective
                    September 29, 2002.

-             *(x)  Employment Agreement, dated July 24, 2002, by and between
                    Church & Dwight Co., Inc. and Andrew B. Steinberg for the position of Vice President, General Counsel and Secretary.

-     (11)    Computation of earnings per share.
-     (21)    List of the Company's subsidiaries.
-     (23)    Consent of Independent Auditor.
-     (99.1)  Financial Statements.
-     (99.2)  Financial Statement Schedules.
-     (99.3)  Statement regarding the Certification of the CEO of Church &
              Dwight Co., Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-     (99.4)  Statement regarding the Certification of the CFO of Church &
              Dwight Co., Inc. pursuant to 18 U.S .C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form.

-     indicates documents filed herewith.

(b) REPORTS ON FORM 8-K

      The Company filed an 8-K on January 30, 2003 to announce that the Company had entered into a receivable purchase agreement in order to refinance a portion of its primary credit facility.

      The Company filed an 8-K on February 10, 2003 to announce that the Company had issued a press release relating to earnings for the quarter and year ended December 31, 2002.

--------------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

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


/s/ Robert A. Davies, III      Chairman and                      March 27, 2003
-------------------------      Chief Executive Officer
Robert A. Davies, III


/s/ Zvi Eiref                  Vice President Finance and         March 27, 2003
--------------------------     Chief Financial Officer
Zvi Eiref                      (Principal Financial Officer)



/s/ Gary P. Halker             Vice President Finance and         March 27, 2003
-------------------------      Treasurer
Gary P. Halker                 (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert H. Beeby                 Director                 March 27, 2003
-------------------
Robert H. Beeby

/s/ Robert A. Davies, III           Director                 March 27, 2003
-------------------------
Robert A. Davies, III

/s/ Rosina B. Dixon, M.D.           Director                 March 27, 2003
-------------------------
Rosina B. Dixon, M.D.

/s/ J. Richard Leaman, Jr.          Director                 March 27, 2003
--------------------------
J. Richard Leaman, Jr.

/s/ Robert D. LeBlanc               Director                 March 27, 2003
---------------------
Robert D. LeBlanc

/s/ John D. Leggett, III, Ph.D      Director                 March 27, 2003
------------------------------
John D. Leggett, III, Ph.D.

/s/ John F. Maypole                 Director                 March 27, 2003
-------------------
John F. Maypole

/s/ Robert A. McCabe                Director                 March 27, 2003
--------------------
Robert A. McCabe

/s/ Dwight C. Minton                Director                 March 27, 2003
--------------------
Dwight C. Minton

/s/ Burton B. Staniar               Director                 March 27, 2003
---------------------
Burton B. Staniar

/s/ John O. Whitney                 Director                 March 27, 2003
-------------------
John O. Whitney

                                 CERTIFICATIONS

      I, Robert A. Davies, III, certify that:

      1. I have reviewed this annual report on Form 10-K of Church & Dwight Co., Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this annual report (the "Evaluation Date); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              By:    /s/ Robert A. Davies, III
                                  ----------------------------------------------
                                     Name:  Robert A. Davies, III
                                     Title: Chairman and Chief Executive Officer

                              Dated: March 27, 2003

                                 CERTIFICATIONS

      I, Zvi Eiref, certify that:

      1. I have reviewed this annual report on Form 10-K of Church & Dwight Co. Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this annual report (the "Evaluation Date); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              By:      /s/ Zvi Eiref
                                  -------------------------------------
                                       Name:    Zvi Eiref
                                       Title:   Vice President, Finance

                              Dated:   March 27, 2003