Form 10-Q
period 2003-03-28
CHURCH & DWIGHT CO INC /DE/
filed 2003-05-12
CIK 313927

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 28, 2003

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

As of May 6, 2003, there were 40,093,434 shares of Common Stock outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)


                                                                                               Three Months Ended
(Dollars in thousands, except per share data)                                           Mar. 28, 2003     Mar. 29, 2002
                                                                                        -------------     -------------

Net Sales...........................................................................     $  248,298         $  256,802
Cost of sales.......................................................................        174,464            183,552
                                                                                         ----------         ----------
Gross Profit........................................................................         73,834             73,250
Marketing expenses..................................................................         16,943             16,832
Selling, general and administrative expenses........................................         28,110             29,191
                                                                                         ----------         ----------
Income from Operations..............................................................         28,781             27,227
Equity in earnings of affiliates....................................................          8,152                917
Investment earnings.................................................................            304                565
Other income (expense), net.........................................................              5               (193)
Interest expense....................................................................         (5,180)            (6,088)
                                                                                         ----------         -----------
Income before taxes and minority interest...........................................         32,062             22,428
Income taxes........................................................................         11,107              7,416
Minority interest...................................................................              9                 89
                                                                                         ----------         ----------
Net Income..........................................................................         20,946             14,923
Retained earnings at beginning of period............................................        367,211            312,409
                                                                                         ----------         ----------
                                                                                            388,157            327,332
Dividends paid......................................................................          2,995              2,942
                                                                                         ----------         ----------
Retained earnings at end of period..................................................     $  385,162         $  324,390
                                                                                         ==========         ==========

Weighted average shares outstanding - Basic.........................................         39,945             39,267
                                                                                         ==========         ==========
Weighted average shares outstanding - Diluted.......................................         41,852             41,488
                                                                                         ==========         ==========

Earnings Per Share:
Net income per share - Basic........................................................         $ 0.52            $ 0.38
                                                                                         ==========         =========
Net income per share - Diluted......................................................         $ 0.50            $ 0.36
                                                                                         ==========         =========
Dividends Per Share.................................................................         $ .075            $ .075
                                                                                         ==========         =========



                 See Notes to Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         Mar. 28, 2003    Dec. 31, 2002
(Dollars in thousands)                                                                    (Unaudited)
Assets

Current Assets
Cash and cash equivalents...........................................................     $   67,242        $   76,302
Accounts receivable, less allowances of $1,552 and $1,546...........................         96,831           100,252
Inventories.........................................................................         85,912            82,674
Deferred income taxes...............................................................         17,958            18,154
Note receivable - current...........................................................            942               870
Prepaid expenses....................................................................          6,304             7,184
                                                                                         ----------        ----------
Total Current Assets................................................................        275,189           285,436
                                                                                         ----------        ----------
Property, Plant and Equipment (Net).................................................        240,755           240,007
Note Receivable.....................................................................          8,766             9,708
Equity Investment in Affiliates.....................................................        136,503           131,959
Long-term Supply Contracts..........................................................          6,259             6,538
Tradenames and Other Intangibles....................................................         89,341            90,036
Goodwill ...........................................................................        205,752           202,388
Other Assets........................................................................         22,945            22,169
                                                                                         ----------        ----------
Total Assets........................................................................     $  985,510        $  988,241
                                                                                         ==========        ==========

Liabilities and Stockholders' Equity

Current Liabilities
Short-term borrowings...............................................................     $   62,994        $    4,490
Accounts payable and accrued expenses...............................................        157,768           162,907
Current portion of long-term debt...................................................          3,424            11,455
Income taxes payable................................................................         18,270            12,315
                                                                                         ----------        ----------
Total current liabilities...........................................................        242,456           191,167
Long-term Debt......................................................................        273,603           352,488
Deferred Income Taxes...............................................................         60,077            57,103
Deferred and Other Long-term Liabilities............................................         25,348            24,014
Postretirement and Postemployment Benefits..........................................         15,797            15,609
Minority Interest...................................................................            239               214
Commitments and Contingencies
Stockholders' Equity
Preferred Stock-$1.00 par value
     Authorized 2,500,000 shares, none issued.......................................             --                --
Common Stock-$1.00 par value
     Authorized 100,000,000 shares, issued 46,660,988 shares........................         46,661            46,661
Additional paid-in capital..........................................................         41,200            39,550
Retained earnings...................................................................        385,162           367,211
Accumulated other comprehensive (loss)..............................................        (17,592)          (16,919)
                                                                                         ----------        ----------
                                                                                            455,431           436,503
Common stock in treasury, at cost:
     6,638,254 shares in 2003 and 6,763,554 shares in 2002..........................        (87,441)          (88,857)
                                                                                         ----------        ----------
Total Stockholders' Equity..........................................................        367,990           347,646
                                                                                         ----------        ----------
Total Liabilities and Stockholders' Equity..........................................     $  985,510        $  988,241
                                                                                         ==========        ==========





                 See Notes to Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                                              Three Months Ended
 (Dollars in thousands)                                                                 Mar. 28, 2003    Mar. 29, 2002
                                                                                        -------------    -------------

Cash Flow From Operating Activities
Net Income..........................................................................      $  20,946         $  14,923
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization.......................................          7,508             6,482
     Equity in earnings of affiliates...............................................         (8,152)             (917)
     Deferred income taxes..........................................................          3,918             6,701
     Other..........................................................................            312              (152)
Change in assets and liabilities:
     Decrease in accounts receivable................................................          3,754             5,573
     (Increase) in inventories......................................................         (2,906)           (1,571)
     Decrease in prepaid expenses...................................................            927               548
     (Decrease) in accounts payable.................................................         (5,586)          (10,037)
     Increase/(decrease) in income taxes payable....................................          6,677            (2,043)
     Increase/(decrease) in other liabilities.......................................          1,278               (11)
                                                                                          ---------         ----------
Net Cash Provided By Operating Activities...........................................         28,676            19,496
                                                                                          ---------         ----------
Cash Flow From Investing Activities
Additions to property, plant and equipment..........................................         (6,207)          (10,104)
Biovance acquisition (net of cash acquired).........................................         (3,424)           (7,714)
Proceeds from note receivable.......................................................            870               803
Distributions from affiliates.......................................................            740               703
Other long-term assets..............................................................           (111)             (465)
Proceeds from sale of fixed assets..................................................             --                75
                                                                                          ---------         ---------
Net Cash Used In Investing Activities...............................................         (8,132)          (16,702)
                                                                                          ---------         ---------
Cash Flow From Financing Activities
Long-term debt (repayment)..........................................................        (87,273)           (1,830)
Short-term debt borrowing/(repayment)...............................................         58,614               123
Proceeds from stock options exercised...............................................          2,301             3,261
Payment of cash dividends...........................................................         (2,995)           (2,942)

Other...............................................................................           (251)               --
                                                                                          ---------         ---------
Net Cash (Used In) Provided By Financing Activities.................................        (29,604)           (1,388)
                                                                                          ---------         ---------
Net Change In Cash and Cash Equivalents.............................................         (9,060)            1,406
Cash And Cash Equivalents At Beginning Of Year......................................         76,302            52,446
                                                                                          ---------         ---------
Cash And Cash Equivalents At End Of Period..........................................      $  67,242         $  53,852
                                                                                          =========         =========



                 See Notes to Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of March 28, 2003, the consolidated statements of income and retained earnings for the three months ended March 28, 2003 and March 29, 2002 and the consolidated statements of cash flow for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 28, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 annual report to shareholders. The results of operations for the period ended March 28, 2003 are not necessarily indicative of the operating results for the full year.


2.       Inventories consist of the following:

    (In thousands)                                                                     Mar. 28, 2003   Dec. 31, 2002
                                                                                       -------------   -------------
Raw materials and supplies..........................................................  $   31,049        $   30,987
Work in process.....................................................................         186               142
Finished goods .....................................................................      54,677            51,545
                                                                                       ----------       -----------
                                                                                      $   85,912        $   82,674
                                                                                       ==========       ===========

3.       Property, Plant and Equipment consist of the following:

    (In thousands)                                                                     Mar. 28, 2003    Dec. 31, 2002
                                                                                       -------------    -------------
Land................................................................................    $    6,102        $    6,079
Buildings and improvements..........................................................       105,823           105,469
Machinery and equipment.............................................................       268,400           267,568
Office equipment and other assets...................................................        30,646            30,556
Software ...........................................................................         5,957             5,945
Mineral rights .....................................................................           492               467
Construction in progress............................................................        15,865             9,920
                                                                                        ----------        ----------
                                                                                           433,285           426,004
Less accumulated depreciation, depletion and amortization...........................       192,530           185,997
                                                                                        ----------        ----------
Net Property, Plant and Equipment...................................................    $  240,755        $  240,007
                                                                                        ==========        ==========


4.   Earnings Per Share

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding. The weighted average number of common shares outstanding used to calculate Basic EPS is reconciled to those shares used in calculating Diluted EPS as follows:

                                                                                            Three Months Ended
                                                                                     --------------------------------
   (In thousands)                                                                     Mar. 28, 2003    Mar. 29, 2002
                                                                                      -------------    -------------
Basic...............................................................................        39,945            39,267
Dilutive effect of stock options....................................................         1,907             2,221
                                                                                        ----------        ----------
Diluted.............................................................................        41,852            41,488
                                                                                        ==========        ==========

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.   Stock Based Compensation

The Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", rather than the fair-value based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". During the first quarter of 2003, there were no stock options granted. Had compensation cost been determined based on the fair values of the stock options at the date of grant in accordance with SFAS 123, the Company would have recognized compensation expense, net of taxes, of $941,000 and $865,000 in the first quarter of 2003 and 2002, respectively.

The Company's pro forma net income and pro forma net income per share for the first quarter of 2003 and 2002 are as follows:

                                                                                               Quarter Ended
    (In thousands, except for per share data)                                          Mar. 28, 2003    Mar. 29, 2002
                                                                                       -------------    -------------
Net Income
    As reported.....................................................................    $   20,946        $   14,923
    Add:  Stock-based employee compensation expense
        included in reported net income, net of related tax effects.................            --                --
    Deduct:  Total stock-based employee compensation expense determined
        under fair value based method for all awards, net of related tax effects....          (941)             (865)
                                                                                        ----------        ----------
    Pro forma.......................................................................        20,005            14,058
Net Income per Share: basic
    As reported.....................................................................         $0.52             $0.38
    Pro forma.......................................................................         $0.50             $0.36
Net Income per Share: diluted
    As reported.....................................................................         $0.50             $0.36
    Pro forma.......................................................................         $0.48             $0.34


6.   Segment Information

Segment sales and income from operations for the first quarter of 2003 and 2002 are as follows:

                                                                                       Unconsolidated
                                                                                       Affiliates and
    (In thousands)                                     Consumer        Specialty        Eliminations        Total
                                                       --------        ---------        ------------        -----
Net Sales
    First quarter 2003..........................     $   303,170      $   54,803       $   (109,675)     $  248,298
    First quarter 2002..........................         300,059          53,246            (96,503)        256,802

Income from Operations
    First quarter 2003..........................     $    49,911      $    5,056       $    (26,186)     $   28,781
    First quarter 2002..........................          31,620           7,095            (11,488)         27,227

Both Consumer and Specialty net sales and income from operations include 100 percent of the results of unconsolidated affiliates.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Product line net sales data for the first quarter periods are as follows:

                                      Three Months Ended March 28, 2003                   Three Months Ended March 29, 2002
                                ---------------------------------------------      ----------------------------------------------
                                              Unconsol.               CHD and                   Unconsol.                CHD and
                                    CHD     Affiliates     Elim.** Affiliates         CHD     Affiliates     Elim.**   Affiliates
Deodorizing and
   Cleaning Products            $  53,164   $     --    $     --     $  53,164     $  62,632    $     --    $   --     $ 62,632
Laundry Products....              100,615         --          --       100,615       100,210          --        --      100,210
Personal Care Products             42,593      52,148         --        94,741        41,583      48,627        --       90,210
International.......                7,904      47,505        (759)      54,650         8,406      38,745      (144)      47,007
                                ---------    --------    --------     --------     ---------    ---------   -------   ---------
Total Consumer......              204,276      99,653        (759)     303,170       212,831      87,372      (144)     300,059
Specialty Products Division        44,022      11,933      (1,152)      54,803        43,971      10,019      (744)      53,246
                               ----------   ---------  ----------   ----------     ---------   ---------   -------     --------
Total Net Sales.....            $ 248,298   $ 111,586    $ (1,911)   $ 357,973     $ 256,802   $  97,391   $  (888)   $ 353,305
                               ==========   =========    ========    =========     =========   =========   =========  =========

**Includes elimination of intercompany sales


7.       Armkel LLC

The following table summarizes financial information for Armkel LLC. The Company accounts for its 50% interest under the equity method.

                                                                                                 Quarter Ended
                                                                                        ----------------------------
                                                                                           March 28,      March 29,
    (In thousands)                                                                           2003           2002
                                                                                             ----           ----
Income statement data:
Net sales...........................................................................    $    99,654     $    87,372
Gross profit........................................................................         58,485          42,138
Net income .........................................................................         15,219             308
Equity in affiliate ................................................................          7,610             308

                                                                                           March 28,    December 31,
    (In thousands)                                                                           2003           2002
                                                                                             ----           ----
Balance sheet data:
Current assets......................................................................    $   216,377     $   246,307
Noncurrent assets...................................................................        561,534         562,207
Short-term debt.....................................................................          7,657          28,556
Current liabilities (excluding short-term debt).....................................         87,744         110,224
Long-term debt......................................................................        407,597         411,634
Other long-term liabilities.........................................................         29,366          28,420
Partners' equity....................................................................        245,547         229,680

Under the partnership agreement with Kelso, the Company is allocated 50% of all book and tax profits. If there are losses, the Company is allocated 50% of all book and tax losses up to $10 million and 100% of such losses above that level for the period starting September 29, 2001, the date of the acquisition. The Company is entitled to 100% of the profits up till an amount equal to the accumulated excess losses it recorded. As a result, the Company recorded 50% of the first quarter net income of $15.2 million as compared to 100% of the prior year results.

During the quarter, Armkel closed on its previously announced sale of its Italian subsidiary for a sales price of approximately $22.6 million. Armkel recognized a pretax gain on the sale of approximately $1.9 million.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



The Company invoiced Armkel $6.4 million and $3.5 million for primarily administrative and management oversight services (which is included as a reduction of selling, general and administrative expenses), and purchased $.7 million and $5.4 million of deodorant anti-perspirant inventory produced by Armkel in the first quarter 2003 and 2002, respectively. The Company sold Armkel $.8 million and $.1 million of Arm & Hammer products to be sold in international markets in the first quarter of 2003 and 2002, respectively. The Company has an open receivable from Armkel at March 28, 2003 and March 29, 2002 of approximately $3.5 million and $6.0 million, respectively, that primarily related to administrative services, partially offset by amounts owed for inventory.


8.       Goodwill, Tradenames and Other Intangible Assets

The following tables discloses the carrying value of all intangible assets:

     (In thousands)                              March 28, 2003                         December 31, 2002
                                       ------------------------------------     --------------------------------
                                          Gross                                   Gross
                                        Carrying     Accum.                     Carrying      Accum.
                                         Amount      Amort.         Net          Amount       Amort.       Net
                                         ------      ------         ---          ------       ------       ---
Amortized intangible assets:
---------------------------
    Tradenames......................   $  36,970    $  (5,707)    $  31,263     $ 36,970    $ (5,182)   $ 31,788
    Formulas........................       6,281       (1,007)       (5,274        6,281        (866)      5,415
    Non Compete Agreement...........       1,143         (146)          997        1,143        (117)      1,026
                                       ---------    ---------     ---------     --------    --------    --------
    Total...........................   $  44,394    $  (6,860)    $  37,534     $ 44,394    $ (6,165)   $ 38,229
                                       =========    =========     =========     ========    ========    ========

Unamortized intangible assets - Carrying value
    Tradenames......................   $  51,807                                $ 51,807
                                       ---------                                --------
    Total...........................   $  51,807                                $ 51,807
                                       =========                                ========

Intangible amortization expense amounted to $.7 million in the current quarter and $.3 million for the same period of a year ago. The estimated intangible amortization for each of the next five years is approximately $2.9 million.

The changes in the carrying amount of goodwill for the quarter ended March 28, 2003 is as follows:

      (In thousands)                                                    Consumer         Specialty          Total

Balance December 31, 2002.........................................     $   182,498     $   19,890       $   202,388
Additional purchase price.........................................              --          3,424             3,424
Foreign exchange/other............................................              10            (70)              (60)
                                                                       -----------     ----------       -----------
Balance March 28, 2003............................................     $   182,508     $   23,244       $   205,752
                                                                       ===========     ==========       ===========

Based upon the terms of the Biovance purchase agreement, an additional payment of $3.4 million was made during the quarter contingent upon 2002 operating performance and was recorded as goodwill in the accompanying balance sheet. An additional payment will be required based on 2003 operating performance which cannot exceed $8.6 million and will be accounted for as additional purchase price.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



9.   Comprehensive Income

The following table presents the Company's Comprehensive Income for the three months ended March 28, 2003 and March 29, 2002:

                                                                                        Three Months Ended
                                                                                        ------------------
                                                                                   March 28,           March 29,
    (In thousands)                                                                   2003                2002
                                                                                     ----                ----
Net Income.................................................................        $  20,946           $ 14,923
Other Comprehensive Income, net of tax:
    Minimum pension liability..............................................           (1,648)                --
    Foreign exchange translation adjustments...............................              872               (231)
    Interest rate swap agreements..........................................              103              1,046
                                                                                   ---------           --------
Comprehensive Income.......................................................        $  20,273           $ 15,738
                                                                                   =========           ========


10.  Accounts Receivable Securitization

During the first quarter of 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion, $60,000,000, of its primary credit facility. Under this arrangement, the Company sold, and will sell from time to time, throughout the 3 year term of the agreement, its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware limited liability company ("Harrison"). Harrison in turn sold, and will sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. The transactions were entered into to reduce certain expenses associated with the credit facility in addition to lowering the Company's financing costs by accessing the commercial paper market. Consequently, the receivables assets and the short-term borrowings of Harrison are included in the consolidated financial statements of the Company. However, under these agreements, as was the case under the credit facility, such assets will not be available to satisfy claims of creditors other than the commercial paper issuer.


11.      Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has assessed SFAS No. 143 has determined there is no material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions were effective for financial statements of interim or annual periods ending after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company will adopt the provisions of the statement on its effective date.


12.  Contingencies

     a. Certain former shareholders of Carter-Wallace have brought legal action against the company that purchased the pharmaceutical business of Carter-Wallace regarding the fairness of the consideration these shareholders received. Pursuant to various indemnification agreements, Armkel could be liable for damages up to $12 million, and the Company could be liable directly to Armkel for an amount up to $2.1 million.

     The Company believes that the consideration offered was fair to the former Carter-Wallace shareholders, and it cannot predict with certainty the outcome of this litigation.

     b. On February 28, 2003 a class action suit was filed against the Company and Armkel, and two unrelated condom manufacturers, in the Superior Court of New Jersey alleging injuries sustained due to the use of condoms with N-9. The Company continues to believe that condoms with N-9 provide an acceptable added means of contraceptive protection, however, the Company cannot predict the outcome of this litigation.

     c. The Company has commitments to acquire approximately $13 million of raw material and packaging supplies from our vendors. The packaging supplies are in either a converted or non-converted status. This enables the Company to respond quickly to changes in customer orders/requirements.

     d. The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.


13.  Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

For the quarter ended March 28,2003, the Company reported net income of $ 20.9 million or diluted net income per share of $0.50. Net income in the year ago quarter was $14.9 million or $0.36 per diluted share, including a $0.06 per share accounting charge related to the step up of opening inventory of Armkel LLC.

Net sales of $ 248.3 million were $8.5 million or 3.3% lower than last year. Sales of Personal Care and Liquid Laundry Detergent were higher, however this increase was more than offset by lower Deodorizing and Cleaning Products and International sales. The decrease in these two product lines was a result of discontinuing in 2002 certain pet care products acquired from Carter Wallace and candle and cleaner products related to the USA Detergent acquisition. International sales were lower due to certain export operations transferred to Armkel. Specialty products sales were unchanged from the year ago quarter at $44 million.

Gross Profit was $73.8 million or 29.7% of net sales compared to $73.2 million or 28.5 % of net sales, an increase of 120 basis points. This increase is primarily due to lower costs associated with the products acquired from Carter Wallace which were manufactured at the higher cost former Carter Wallace Cranbury NJ facility in 2002. These savings are partially offset by higher manufacturing costs associated with animal nutrition products.

Marketing expenses were virtually unchanged versus last year. Higher costs for Personal Care products were slightly offset by lower expenses associated with Laundry Products.

Selling, general and administrative expenses of $28.1 million was approximately $1.0 million lower than last year. This is a result of lower Information Systems costs which includes integration costs in 2002 related to the Carter-Wallace acquisition, partially offset by higher personnel related expenses.

Equity in earnings of affiliates increased $7.2 million as a result of higher earnings by Armkel primarily as a result of the 2002 inventory step up charge and the gain of the sale of its Italian subsidiary in 2003.

Investment earnings were lower as a result of lower interest rates.

Interest expense was lower due to lower interest rates and lower amount of debt outstanding.

The tax rate for the current quarter was 34.6%, compared to 33.1% a year ago. This increase is a result of a higher state tax rate and taxes associated with Armkel's sale of its Italian subsidiary in 2003.

Segment Results

Sales and operating results in affiliate companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are reported for segment purposes in a manner similar to consolidated subsidiaries. The effect of this convention is eliminated to adjust management reporting results to the amounts in the financial statements. The sales and operating results are presented in this manner as a result of the way the chief decision maker of the Company (the CEO) manages the Company.

                                                                                       Unconsolidated
                                                                                       Affiliates and
    (In thousands)                                     Consumer        Specialty        Eliminations        Total
                                                       --------        ---------        ------------        -----
Net Sales
    First quarter 2003..........................     $   303,170      $   54,803       $   (109,675)     $  248,298
    First quarter 2002..........................         300,059          53,246            (96,503)        256,802
Income from Operations
    First quarter 2003..........................     $    49,911      $    5,056       $    (26,186)     $   28,781
    First quarter 2002..........................          31,620           7,095            (11,488)         27,227

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS - Continued

Consumer Products

Combined Consumer Product sales of the Company and its affiliates grew 1% to $303 million. Last year sales included sales of pet care, candle and cleaner products acquired from USA Detergents and Carter-Wallace in 2001 and discontinued during 2002, and certain export operations subsequently transferred to Armkel. At the product line level, strong growth in liquid laundry detergent and moderately higher sales of toothpaste, condoms and pregnancy kits were offset by lower sales of powder laundry detergent, fabric softeners and household cleaners. In addition, sales increased due to foreign exchange gains of affiliates abroad as well as higher oral and skin care sales in Europe and condoms in Mexico.

Operating profit increased $18.3 million or 58% to $49.9 million due to the prior year $8.1 million charge for the remaining step-up of opening inventory values established as part of purchase accounting and lower costs associated with the products acquired from Carter-Wallace which were manufactured at the higher cost Cranbury facility.

Specialty Products

Combined Specialty Products sales grew $1.6 million or 2.9% in the current quarter due to higher specialty chemicals sales, partially offset by lower animal nutrition products.

Operating profit declined $2.0 million or 29% to $5.1 million primarily as a result of higher manufacturing costs in certain animal nutrition and specialty chemical products .

Liquidity and Capital Resources

The Company had outstanding total debt of $340.0 million, and cash of $67.2 million, for a net debt position of $272.8 million at March 28, 2003. This compares to $292.1 million at December 31, 2002.

In the fourth quarter of 2001, the Company financed its investment in Armkel, the acquisition of USA Detergents and the Anti-perspirant and Pet Care businesses from Carter-Wallace with a $410 million credit facility consisting of $410 million in 5 and 6 year term loans. The entire amount of the term loans was drawn at closing and a $100 million revolving credit facility remains fully un-drawn. The term loans pay interest at 200 and 250 basis points over LIBOR, depending on the ratio of total debt to EBITDA. EBITDA is a required component of the financial covenants contained in the Company's primary credit facility and management believes that the presentation of EBITDA is useful to investors as a financial indicator of the Company's ability to service its indebtedness. Financial covenants include a leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. EBITDA, as defined by the Company's loan agreement, was approximately $36.5 million. The leverage ratio at March 28, 2003 per the loan agreement, therefore, was approximately 2.25 versus the agreement's maximum 3.5, and the interest coverage ratio was 6.38 versus the agreement's minimum of 4.25. This credit facility is secured by a blanket lien on all of the Company's assets. The reconciliation of Net Cash Provided by Operating Activities to the Company's key liquidity measure, "EBITDA", per the term loan agreement, is as follows (in millions):

Net Cash Provided by Operating Activities.....................     $     28.7

Plus:
        Interest Expense......................................            5.2
        Current Income Tax Provision..........................            7.2
        Distributions from Affiliates.........................             .7

Less:
        Decrease in Working Capital...........................           (2.9)
        Interest Income.......................................            (.3)
        Other.................................................           (2.1)
                                                                   ----------

EBITDA (per loan agreement)...................................     $     36.5
                                                                   ==========

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS - Continued


During the first quarter of 2003, operating cash flow was $28.7 million. Major factors contributing to the cash flow from operating activities included operating earnings before non-cash charges for depreciation and amortization, and a reduction in working capital, particularly accounts receivable, offset by the net non-cash impact from the equity in earnings of affiliates. Operating cash flow was used for additions to property, plant and equipment and to make an additional payment related to the Biovance acquisition. Operating cash together with proceeds from stock options exercised, were used to make both voluntary and mandatory debt repayments and to pay cash dividends.

Also during the first quarter of 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion, $60,000,000, of its primary credit facility. Under this arrangement, the Company sold, and will sell from time to time, throughout the 3 year term of the agreement, its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware limited liability company ("Harrison"). Harrison in turn sold, and will sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. The transactions were entered into to reduce certain expenses associated with the credit facility in addition to lowering the Company's financing costs by accessing the commercial paper market. Consequently, the receivables assets and the short-term borrowings of Harrison are included in the consolidated financial statements of the Company. However, under these agreements, as was the case under the credit facility, such assets will not be available to satisfy claims of creditors other than the commercial paper issuer.

Recent Accounting Pronouncements
--------------------------------

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has assessed SFAS No. 143 has determined there is no material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions were effective for financial statements of interim or annual periods ending after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company will adopt the provisions of the statement on its effective date.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At current prices, the Company expects to incur over $10 million in energy and other commodity-based cost increases for the year, for materials such as resin, surfactants and palm oil. While these cost increases will slow down gross margin growth, the Company still expects to achieve a gross margin improvement for the year, through reductions in other raw and packaging materials costs, and improved manufacturing and distribution efficiencies.
For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.


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

Cautionary Note on Forward-Looking Statements
---------------------------------------------

This report contains forward-looking statements relating, among others, to short- and long-term financial objectives, sales growth, cash flow and cost improvement programs. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company's control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, the financial condition of major customers, and the Company's determination and ability to exercise its option to acquire the remaining 50% interest in Armkel, LLC. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the acquisition or divestiture of assets.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the U.S. Securities and Exchange Commission. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

                           PART II - Other Information


ITEM 4.         RESULTS OF VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 8, 2003. The following nominees were elected to the Company's Board of Directors for a term of three years:

Nominee                               For                     Withheld
-------                            ----------                 ---------

John D. Leggett, III, PH.D.        52,817,068                   665,295
John F. Maypole                    52,851,367                   630,996
Robert A. McCabe                   50,256,784                 3,225,579
Burton B. Staniar                  50,439,245                 3,043,118

The results of voting on the following additional items are as follows:

Approval of the appointment of Deloitte & Touche LLP as independent auditors of the Company's 2003 financial statements.

For                    Against               Abstained         Broker Non-Votes
---                    -------               ---------         ----------------
49,787,430             2,801,815             893,117                   0

Approval of an amendment to the Company's Restated Certificate of Incorporation to limit the ability to call special meeting of the Company's stockholders to the Chief Executive Officer or a majority of the Directors then in office.

For                     Against               Abstained        Broker Non-Votes
---                     -------               ---------        ----------------
38,618,637              13,894,514            969,212                  0

Approval of an amendment to the Company's Restated Certificate of Incorporation to require advance notice to the Company of stockholder nominations and proposals.

For                     Against               Abstained        Broker Non-Votes
---                     -------               ---------        ----------------
45,197,184              3,260,832             913,700          4,110,647

Approval of an amendment to the Company's Amended and Restated 1998 Stock Option Plan to permit grants of other types of incentive compensation awards.

For                     Against               Abstained        Broker Non-Votes
---                     -------               ---------        ----------------
38,341,969              14,153,532            986,861                 0

Approval of an amendment to the Company's Restated Certificate of Incorporation to eliminate time-phased voting.

For                     Against               Abstained        Broker Non-Votes
---                     -------               ---------        ----------------
44,779,170              3,330,874             1,129,749        4,242,570

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          (11) Computation of earnings per share

          (99.1) Certification of the CEO of Church & Dwight Co., Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

          (99.2) Certification of the CFO of Church & Dwight Co., Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

     b.   Reports on Form 8-K

               On January 30, 2003, a report on Form 8-K was filed to announce that the Company, through a wholly owned special purpose finance subsidiary, Harrison Street Funding, LLC, a Delaware limited liability company ("Harrison") has refinanced a portion, $60,000,000, of its primary credit facility.

               On February 10, 2003, a report on Form 8-K was filed to announce that the Company issued a press release relating to earnings for the quarter and year ended December 31, 2002 and the Company's investor and analyst conference that was held on Monday, February 10, 2003.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
                 EXHIBIT 11 - Computation of Earnings Per Share
                     (In thousands except per share amounts)


                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                      March 28,           March 29,
                                                                                        2003                2002
                                                                                        ----                ----
BASIC:
      Net Income...........................................................          $   20,946          $   14,923

Weighted average shares outstanding........................................              39,945              39,267

Basic earnings per share...................................................              $0.52                $0.38

DILUTED:
      Net Income...........................................................          $   20,946          $   14,923

Weighted average shares outstanding........................................              39,945              39,267
      Incremental shares under stock option plans..........................               1,907               2,221
                                                                                     ----------          ----------
Adjusted weighted average shares outstanding...............................              41,852              41,488
                                                                                     ----------          ----------

Diluted earnings per share.................................................               $0.50               $0.36


                                  EXHIBIT 99.1

                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS
                       PURSUANT TO 18 U.S.C. SECTION 1350


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Church & Dwight Co., Inc. (the "Company") certifies to his knowledge that:

(1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 28, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in that Form 10-Q fairly presents, in all material respects, the financial conditions and results of operation of the Company.



May 12, 2003                           /s/  Robert A. Davies, III
---------------------------           -----------------------------------------
Date                                   Robert A. Davies, III
                                       Chairman and Chief Executive Officer

                                  EXHIBIT 99.2

                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS
                       PURSUANT TO 18 U.S.C. SECTION 1350


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Church & Dwight Co., Inc. (the "Company") certifies to his knowledge that:

(1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 28, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in that Form 10-Q fairly presents, in all material respects, the financial conditions and results of operation of the Company.



May 12, 2003                           /s/ Zvi Eiref
---------------------------           -----------------------------------------
Date                                  Zvi Eiref
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                                   CHURCH & DWIGHT CO.,INC.
                                                                   ------------------------------------------------
                                                                   (REGISTRANT)



DATE:     May 12, 2003                                             /s/ Zvi Eiref
         ------------------------------                            ------------------------------------------------
                                                                   ZVI EIREF
                                                                   VICE PRESIDENT FINANCE



DATE:     May 12, 2003                                             /s/ Gary P. Halker
         ------------------------------                            ------------------------------------------------
                                                                   GARY P. HALKER
                                                                   VICE PRESIDENT FINANCE
                                                                   AND TREASURER


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date:  May 12, 2003
       -----------------




                                       /s/  Robert A. Davies, III
                                       ---------------------------------------
                                       Robert A. Davies, III
                                       Chairman and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date: May 12, 2003
      -----------------


                                    /s/  Zvi Eiref
                                    ------------------------------------------
                                    Zvi Eiref
                                    Chief Financial Officer