Form 10-Q
period 2003-06-27
CHURCH & DWIGHT CO INC /DE/
filed 2003-08-05
CIK 313927

1 of 21
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 27, 2003

                         Commission file Number 1-10585



                            CHURCH & DWIGHT CO., INC.
             (Exact name of registrant as specified in its charter)


Delaware                                               13-4996950
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)



469 North Harrison Street, Princeton, N.J.                    08543-5297
(Address of principal executive office)                        (Zip Code)


       Registrant's telephone number, including area code: (609) 683-5900
                   ------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes     X                            No
                  ----------                          ----------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

             Yes     X                            No
                  ----------                          ----------

As of August 1, 2003, there were 40,288,934 shares of Common Stock outstanding.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                     PART I

ITEM                                                                  PAGE


1.       Financial Statements                                           3

2.       Management's Discussion and Analysis                          12

3.       Quantitative and Qualitative Disclosure About Market Risk     15

4.       Controls and Procedures                                       15


                                     PART II

6. Exhibits and Reports on Form 8-K                                    17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)



                                                          Three Months Ended                    Six Months Ended
                                                         ----------------------              ----------------------
(Dollars in thousands, except per share data)            June 27,      June 28,              June 27,      June 28,
                                                           2003          2002                  2003          2002
                                                           ----          ----                  ----          ----
Net Sales..........................................    $  256,263     $  258,463          $  504,561     $  515,265
Cost of sales......................................       176,690        182,525             351,154        366,077
                                                       ----------     ----------          ----------     ----------
Gross Profit.......................................        79,573         75,938             153,407        149,188
Marketing expense..................................        26,288         22,153              43,231         38,985
Selling, general and administrative expenses.......        28,236         29,492              56,346         58,683
                                                       ----------     ----------          ----------     ----------
Income from Operations.............................        25,049         24,293              53,830         51,520
Equity in earnings of affiliates...................        12,528         11,364              20,680         12,281
Investment earnings................................           350            440                 654          1,005
Other income (expense), net........................           612           (894)                617         (1,087)
Interest expense...................................        (4,715)        (6,097)             (9,895)       (12,185)
                                                       -----------    ----------          -----------    ----------
Income before taxes and minority interest .........        33,824         29,106              65,886         51,534
Income taxes.......................................         9,192         10,414              20,299         17,830
Minority interest..................................             6             40                  15            129
                                                       ----------     ----------          ----------     ----------
Net Income.........................................        24,626         18,652              45,572         33,575
Retained earnings at beginning of period...........       385,162        324,390             367,211        312,409
                                                       ----------     ----------          ----------     ----------
                                                          409,788        343,042             412,783        345,984
Dividends paid.....................................         3,040          2,970               6,035          5,912
                                                       ----------     ----------          ----------     ----------
Retained earnings at end of period.................    $  406,748     $  340,072          $  406,748     $  340,072
                                                       ==========     ==========          ==========     ==========

Weighted average shares outstanding - Basic........        40,132         39,584              40,039         39,425
                                                       ==========     ==========          ==========     ==========
Weighted average shares outstanding - Diluted......        42,072         41,855              41,967         41,677
                                                       ==========     ==========          ==========     ==========

Earnings Per Share:
Net income per share - Basic.......................         $0.61          $0.47               $1.14          $0.85
                                                       ==========     ==========         ===========     ==========
Net income per share - Diluted.....................         $0.59          $0.45               $1.09          $0.81
                                                       ==========     ==========         ============    ==========
Dividends Per Share................................        $0.075         $0.075               $0.15          $0.15
                                                       ==========     ==========         ============    ==========










            See Notes to Condensed Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                                  June 27, 2003    Dec. 31, 2002
                                                                                        -------------    -------------
Assets                                                                                   (Unaudited)

Current Assets
Cash and cash equivalents...........................................................     $   54,011      $     76,302
Accounts receivable, less allowances of $1,750 and $1,546...........................        102,383           100,252
Inventories.........................................................................         86,535            82,674
Deferred income taxes...............................................................         17,883            18,154
Note receivable - current...........................................................            942               870
Prepaid expenses....................................................................          4,799             7,184
                                                                                         ----------        ----------
Total Current Assets................................................................        266,553           285,436
                                                                                         ----------        ----------
Property, Plant and Equipment (Net).................................................        244,839           240,007
Note Receivable.....................................................................          8,766             9,708
Equity Investment in Affiliates.....................................................        148,479           131,959
Long-term Supply Contracts..........................................................          6,062             6,538
Tradenames and Other Intangibles....................................................         88,647            90,036
Goodwill ...........................................................................        205,726           202,388
Other Assets........................................................................         23,595            22,169
                                                                                         ----------        ----------
Total Assets........................................................................     $  992,667      $    988,241
                                                                                         ==========      ============
Liabilities and Stockholders' Equity

Current Liabilities
Short-term borrowings...............................................................     $   63,268      $      4,490
Accounts payable and accrued expenses...............................................        152,728           162,907
Current portion of long-term debt...................................................          3,213            11,455
Income taxes payable................................................................         17,697            12,315
                                                                                         ----------        ----------
Total current liabilities...........................................................        236,906           191,167
Long-term Debt......................................................................        253,243           352,488
Deferred Income Taxes...............................................................         62,694            57,103
Deferred and Other Long-term Liabilities............................................         26,541            24,014
Postretirement and Postemployment Benefits..........................................         15,663            15,609
Minority Interest...................................................................            271               214
Commitments and Contingencies
Stockholders' Equity
Preferred Stock-$1.00 par value
     Authorized 2,500,000 shares, none issued.......................................             --                --
Common Stock-$1.00 par value
     Authorized 100,000,000 shares, issued 46,660,988 shares........................         46,661            46,661
Additional paid-in capital..........................................................         43,527            39,550
Retained earnings...................................................................        406,748           367,211
Accumulated other comprehensive (loss)..............................................        (13,851)          (16,919)
                                                                                         -----------       ----------
                                                                                            483,085           436,503
Common stock in treasury, at cost:
     6,406,254 shares in 2003 and 6,763,554 shares in 2002..........................        (85,736)          (88,857)
                                                                                         -----------       ----------
Total Stockholders' Equity..........................................................        397,349           347,646
                                                                                         ----------        ----------
Total Liabilities and Stockholders' Equity..........................................     $  992,667      $    988,241
                                                                                         ==========      ============


            See Notes to Condensed Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                                               Six Months Ended

 (Dollars in thousands)                                                                 June 27, 2003   June 28, 2002
                                                                                        -------------   --------------
Cash Flow From Operating Activities
Net Income..........................................................................      $  45,572       $    33,575
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization.......................................         14,888            13,985
     Equity in earnings of affiliates...............................................        (20,680)          (12,281)
     Deferred income taxes..........................................................          5,845            10,482
     Other..........................................................................          1,073             1,609
Change in assets and liabilities:
     (Increase) in accounts receivable..............................................           (724)             (332)
     (Increase)/decrease in inventories.............................................         (2,490)            2,861
     Decrease in prepaid expenses...................................................          2,537             2,957
     (Decrease) in accounts payable.................................................        (11,846)           (8,582)
     Increase in income taxes payable...............................................          7,152               544
     Increase in other liabilities..................................................          2,201             1,688
                                                                                          ---------         ---------
Net Cash Provided By Operating Activities...........................................         43,528            46,506
                                                                                          ---------         ---------
Cash Flow From Investing Activities
Additions to property, plant and equipment..........................................        (14,092)          (20,268)
Biovance acquisition (net of cash acquired).........................................         (3,424)           (7,714)
Proceeds from note receivable.......................................................            870               803
Distributions from affiliates.......................................................          2,255             1,627
Other long-term assets..............................................................           (370)             (740)
Adjustment to purchase price of product lines.......................................             --              (137)
Proceeds from sale of fixed assets..................................................             --                81
                                                                                          ---------         ---------
Net Cash Used In Investing Activities...............................................        (14,761)          (26,348)
                                                                                          ---------         ---------
Cash Flow From Financing Activities
Long-term debt (repayment)..........................................................       (109,557)           (1,879)
Short-term debt borrowing...........................................................         59,553             1,482
Proceeds from stock options exercised...............................................          5,232             9,465
Payment of cash dividends...........................................................         (6,035)           (5,912)
Other...............................................................................           (251)             (475)
                                                                                          ---------         ---------
Net Cash (Used In) Provided By Financing Activities.................................        (51,058)            2,681
                                                                                          ---------         ---------
Net Change In Cash and Cash Equivalents.............................................        (22,291)           22,839
Cash And Cash Equivalents At Beginning Of Year......................................         76,302            52,446
                                                                                          ---------         ---------
Cash And Cash Equivalents At End Of Period..........................................      $  54,011       $    75,285
                                                                                          =========         =========




            See Notes to Condensed Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of June 27, 2003, the consolidated statements of income and retained earnings for the three and six months ended June 27, 2003 and June 28, 2002 and the consolidated statements of cash flow for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at June 27, 2003 and for all periods presented have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 annual report to shareholders. The results of operations for the period ended June 27, 2003 are not necessarily indicative of the operating results for the full year.


2. Inventories consist of the following:


    (In thousands)                                                                     June 27, 2003  Dec. 31, 2002
                                                                                       -------------  -------------
Raw materials and supplies..........................................................    $   32,422        $   30,987
Work in process.....................................................................           247               142
Finished goods .....................................................................        53,866            51,545
                                                                                        ----------        ----------

                                                                                        $   86,535        $   82,674
                                                                                        ==========        ==========

3. Property, Plant and Equipment consist of the following:

    (In thousands)                                                                     June 27, 2003   Dec. 31, 2002
                                                                                       -------------   -------------
Land................................................................................    $    6,150        $    6,079
Buildings and improvements..........................................................       106,554           105,469
Machinery and equipment.............................................................       271,621           267,568
Office equipment and other assets...................................................        22,128            30,556
Software ...........................................................................         6,000             5,945
Mineral rights .....................................................................           574               467
Construction in progress............................................................        23,907             9,920
                                                                                        ----------        ----------
                                                                                           436,934           426,004
Less accumulated depreciation, depletion and amortization...........................       192,095           185,997
                                                                                        ----------        ----------
Net Property, Plant and Equipment...................................................    $  244,839        $  240,007
                                                                                        ==========        ==========

During the second quarter of 2003, the Company disposed of approximately $8.3 million of fully depreciated assets.

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

                                                          Three Months Ended                 Six Months Ended
    (In thousands)                                   June 27, 2003    June 28, 2002    June 27, 2003    June 28, 2002
                                                     -------------    -------------    -------------    -------------
Basic............................................        40,132            39,584           40,039            39,425
Dilutive effect of stock options.................         1,940             2,271            1,928             2,252
                                                     ----------        ----------       ----------        ----------
Diluted..........................................        42,072            41,855           41,967            41,677
                                                     ==========        ==========       ==========        ==========


The Company had 1.1 million and .6 million shares of anti-dilutive stock options outstanding for the three and six month periods ending June 27, 2003 and June 28, 2002, respectively.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.   Stock Based Compensation

The Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", rather than the fair-value based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". During the second quarter of 2003, there were 556,940 stock options granted at an average fair value of $11.95 per share.


The Company's pro forma net income and pro forma net income per share for the second quarter and six months of 2003 and 2002 are as follows:


                                                                 Three Months Ended                Six Months Ended
    (In thousands, except for per share data)               June 27, 2003   June 28, 2002     June 27, 2003  June 28, 2002
                                                            -------------   -------------     -------------  -------------
Net Income
    As reported...........................................    $  24,626      $  18,652          $ 45,572      $  33,575
    Add:  Stock-based employee compensation
           expense included in reported net income,
           net of related tax effects                                --             --                --             --
    Deduct:  Total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of related tax effects.         (878)        (1,072)           (1,819)        (1,937)
                                                              ---------      ---------          --------      ---------
    Pro forma.............................................    $  23,748      $  17,580          $ 43,753      $  31,638
                                                              =========      =========          ========      =========
Net Income per Share: basic
    As reported...........................................        $0.61          $0.47             $1.14          $0.85
    Pro forma.............................................         0.59           0.44              1.08           0.79
Net Income per Share: diluted
    As reported......................................             $0.59          $0.45             $1.09          $0.81
    Pro forma............................................          0.56           0.42              1.03           0.75


6.   Segment Information

Sales and operating results in affiliate companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are reported for segment purposes in a manner similar to consolidated subsidiaries. The effect of this convention is eliminated to adjust management reporting results to the amounts in the financial statements. The sales and operating results are presented in this manner to enable the chief decision maker (the CEO) to make decisions about allocating resources and assessing performance of the segments.

Segment sales and income from operations for the second quarter and year to date of 2003 and 2002 are as follows:

                                                                                       Unconsolidated
                                                                                       Affiliates and
    (In thousands)                                     Consumer        Specialty        Eliminations        Total
                                                       --------        ---------       --------------       -----
Net Sales
    Second quarter 2003.........................     $   322,447      $   58,270       $   (124,454)      $   256,263
    Second quarter 2002.........................         316,408          56,804           (114,749)          258,463

    Year to date 2003...........................         625,618         113,073           (234,130)          504,561
    Year to date 2002...........................         616,611         110,049           (211,395)          515,265

Income from Operations
    Second quarter 2003.........................     $    51,890      $    7,728       $    (34,569)      $    25,049
    Second quarter 2002.........................          43,592           7,952            (27,251)           24,293

    Year to date 2003...........................         101,800          12,784            (60,754)           53,830
    Year to date 2002...........................          75,212          15,047            (38,739)           51,520

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Product line net sales data for the second quarter periods are as follows:

                                     Three Months Ended June 27, 2003                    Three Months Ended June 28, 2002
                              ----------------------------------------------      ----------------------------------------------
                                   As       Unconsol.              Including           As     Unconsol.                Including
                                Reported   Affiliates     Elim.** Affiliates      Reported   Affiliates     Elim.**   Affiliates
                              ----------------------------------------------      ----------------------------------------------
Deodorizing and
   Cleaning Products.....     $  61,162     $    --     $    --    $  61,162      $  63,431   $      --   $     --    $  63,431
Laundry Products.........        98,193          --          --       98,193         97,698          --         --       97,698
Personal Care Products...        40,892      57,553          --       98,445         43,295      58,284         --      101,579
International............         9,245      55,924        (522)      64,647          7,553      46,147         --       53,700
                              ---------    --------    --------    ---------      ---------   ---------   ---------   ---------
Total Consumer...........       209,492     113,477        (522)     322,447        211,977     104,431         --      316,408
Specialty Products Division      46,771      13,848      (2,349)      58,270         46,486      11,688     (1,370)      56,804
                              ---------    --------    --------    ---------      ---------   ---------   ---------   ---------
Total Net Sales..........     $ 256,263    $127,325     $(2,871)   $ 380,717      $ 258,463   $ 116,119   $ (1,370)   $ 373,212
                              =========    ========    ========    =========      =========   =========   =========   =========

**Includes elimination of intercompany sales


Product line net sales data for the six month periods are as follows:

                                     Three Months Ended June 27, 2003                    Three Months Ended June 28, 2002
                              ----------------------------------------------      ----------------------------------------------
                                   As       Unconsol.              Including           As     Unconsol.                Including
                                Reported   Affiliates     Elim.** Affiliates      Reported   Affiliates     Elim.**   Affiliates
                              ----------------------------------------------      ----------------------------------------------
Deodorizing and
   Cleaning Products.....     $ 114,326      $   --     $    --    $ 114,326      $ 126,063   $      --   $     --    $ 126,063
Laundry Products.........       198,808          --          --      198,808        197,908          --         --      197,908
Personal Care Products...        83,485     109,681          --      193,166         84,878     106,944         --      191,822
International............        17,149     103,449      (1,280)     119,318         15,959      84,859         --      100,818
                              ---------    --------    --------    ---------      ---------   ---------   --------    ---------
Total Consumer...........       413,768     213,130      (1,280)     625,618        424,808     191,803         --      616,611
Specialty Products Division      90,793      25,781      (3,501)     113,073         90,457      21,707     (2,115)     110,049
                              ---------   ---------    ---------   ---------      ---------   ---------   --------    ---------
Total Net Sales..........     $ 504,561    $238,911    $ (4,781)   $ 738,691      $ 515,265   $ 213,510   $ (2,115)   $ 726,660
                              =========    ========    =========   =========      =========   =========   ========    =========

**Includes elimination of intercompany sales


7. Armkel LLC

The following table summarizes financial information for Armkel LLC. The Company accounts for its 50% interest under the equity method.

                                                       Three Months Ended                    Six Months Ended
                                                 -------------------------------       ------------------------------
    (In thousands)                               June 27,2003      June 28, 2002       June 27, 2003    June 28, 2002
                                                 ------------      -------------       -------------    -------------
Income statement data:
Net sales...................................     $   113,477      $   104,431         $   213,130       $   191,803
Gross profit................................          64,526           58,880             123,011           101,018
Net income .................................          22,520           15,585              37,740            15,893
Equity in affiliate ........................          11,260           10,138              18,870            10,446

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                                           June 27,     December 31,
    (In thousands)                                                                           2003           2002
                                                                                             ----           ----
Balance sheet data:
Current assets......................................................................    $   249,985     $   246,307
Noncurrent assets...................................................................        560,644         562,207
Short-term debt.....................................................................          7,217          28,556
Current liabilities (excluding short-term debt).....................................        104,263         110,224
Long-term debt......................................................................        398,888         411,634
Other long-term liabilities.........................................................         30,265          28,420
Partners' equity....................................................................        269,996         229,680


Under the partnership agreement with Kelso, the Company is allocated 50% of all book and tax profits. If there are losses, the Company is allocated 50% of all book and tax losses up to $10 million and 100% of such losses above that level for the period starting September 29, 2001, the date of the acquisition. The Company is entitled to 100% of the profits up to an amount equal to the accumulated excess losses it recorded. As a result, the Company recorded 50% of the first half of 2003's net income of $37.7 million as compared to 100% of the first $5 million and 50% of the balance of 2002's net income.


Armkel's results for the second quarter of 2003 include a $13.1 million net gain from the settlement of litigation partially offset by a $3.1 million impairment charge related to the former Carter-Wallace facility being held for sale. During the first quarter, Armkel closed on its previously announced sale of its Italian subsidiary for a sales price of approximately $22.6 million and Armkel recognized a pretax gain on the sale of approximately $1.9 million.


The Company invoiced Armkel $14.0 million and $10.1 million for primarily administrative and management oversight services (which is included as a reduction of selling, general and administrative expenses), and purchased $1.4 million and $5.4 million of deodorant anti-perspirant inventory produced by Armkel in the first half of 2003 and 2002, respectively. The Company sold Armkel $1.3 million and $.1 million of Arm & Hammer products to be sold in international markets in the first half of 2003 and 2002, respectively. The Company had a net open receivable from Armkel at June 27, 2003 and December 31, 2002 of approximately $4.9 million and $4.8 million, respectively, that primarily related to administrative services, partially offset by amounts owed for inventory.


8.       Goodwill, Tradenames and Other Intangible Assets

The following tables discloses the carrying value of all intangible assets:

     (In thousands)                               June 27, 2003                         December 31, 2002
                                       ------------------------------------     --------------------------------
                                          Gross                                   Gross
                                        Carrying     Accum.                     Carrying      Accum.
                                         Amount      Amort.         Net          Amount       Amort.       Net
                                       ------------------------------------     --------------------------------
Amortized intangible assets:
    Tradenames......................   $  36,970    $  (6,231)    $  30,739     $ 36,970    $ (5,182)   $ 31,788
    Formulas........................       6,281       (1,148)        5,133        6,281        (866)      5,415
    Non Compete Agreement...........       1,143         (175)          968        1,143        (117)      1,026
                                       ---------    ----------    ---------     --------    --------    --------
    Total...........................   $  44,394    $  (7,554)    $  36,840     $ 44,394    $ (6,165)   $ 38,229
                                       =========    =========     =========     ========    ========    ========

Unamortized intangible assets - Carrying value
    Tradenames......................   $  51,807                                $ 51,807
                                       ---------                                --------
    Total...........................   $  51,807                                $ 51,807
                                       =========                                ========

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Intangible amortization expense amounted to $1.4 million in the six months of 2003 and $1.0 million for the same period of 2002. The estimated intangible amortization for each of the next five years is approximately $2.9 million.

The changes in the carrying amount of goodwill for the six months ended June 27, 2003 is as follows:


      (In thousands)                                                    Consumer        Specialty          Total
                                                                        --------        ---------          -----
Balance December 31, 2002.........................................     $   182,498     $   19,890       $   202,388
Additional purchase price.........................................              --          3,424             3,424
Foreign exchange/other............................................              26           (112)              (86)
                                                                       -----------     ----------       -----------
Balance June 27, 2003.............................................     $   182,524     $   23,202       $   205,726
                                                                       ===========     ==========       ===========


Based upon the terms of the Biovance purchase agreement, an additional payment of $3.4 million was made during the first quarter of 2003 based upon 2002 operating performance and was recorded as goodwill in the accompanying balance sheet. An additional payment will be required based on the provisions of the purchase agreement, which cannot exceed $8.6 million and will be accounted for as additional purchase price.


9.   Comprehensive Income


The following table presents the Company's Comprehensive Income for the six months ended June 27, 2003 and June 28, 2002:

                                                            Three Months Ended                  Six Months Ended
                                                         -----------------------          -------------------------
(In thousands)                                           June 27,       June 28,             June 27,      June 28,
                                                           2003           2002                 2003          2002
                                                           ----           ----                 ----          ----
Net Income.........................................    $   24,626     $   18,652          $   45,572     $   33,575
Other Comprehensive Income, net of tax:
   Foreign exchange translation adjustments........         3,502         (1,263)              4,374         (1,494)
   Interest rate swap agreements...................           458         (1,318)                561           (272)
   Minimum pension liability.......................          (219)            --              (1,867)            --
                                                       ----------     ----------          ----------     ----------
Comprehensive Income...............................    $   28,367     $   16,071          $   48,640     $   31,809
                                                       ==========     ==========          ==========     ==========

10.  Accounts Receivable Securitization


During the first quarter of 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion, $60,000,000, of its primary credit facility. This transaction resulted in a reclassification of long-term debt to short-term debt in the Company's Consolidated Balance Sheet. Under this arrangement, the Company sold, and will sell from time to time, throughout the 3 year term of the agreement, its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware limited liability company ("Harrison"). Harrison in turn sold, and will sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. The receivables assets and the short-term borrowings of Harrison are included in the consolidated financial statements of the Company. The transactions were entered into to reduce certain expenses associated with the credit facility in addition to lowering the Company's financing costs by accessing the commercial paper market. The balance outstanding under the agreement is $58 million at June 27, 2003.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


11.  Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The Company will adopt the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which aims to eliminate diversity in practice by requiring that the "freestanding" financial instruments be reported as liabilities by their issuers.


The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.


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

     On March 27, 2003, GAMCO Investors, Inc. filed another complaint in the New York Supreme Court seeking damages from MedPointe Healthcare Inc. (the new name of the company formerly known as Carter-Wallace), the former directors of Carter-Wallace, and one of the former shareholders of Carter-Wallace. The complaint alleges breaches of fiduciary duty in connection with certain employment agreements with former Carter-Wallace executives, the sale of Carter Wallace's consumer products business to Armkel (some of the products acquired by Armkel were subsequently sold by Armkel to the Company) and the merger of MCC Acquisition Sub Corporation with and into Carter-Wallace.
     The complaint seeks monetary damages and equitable relief, including among other things, invalidation of the transactions. The defendants have moved to dismiss the complaint. The Company has not been named as a defendant in this action and believes it has no liability.

     b. On February 28, 2003 a class action suit was filed against the Company and Armkel, and two unrelated condom manufacturers, in the Superior Court of New Jersey alleging injuries sustained due to the use of condoms with N-9. In June 2003, the plaintiffs voluntarily dismissed the suit after defendants filed a motion to dismiss on the ground that their compliance with comprehensive federal medical device regulations precluded recovery.

     c. The Company has commitments to acquire approximately $12 million of raw material and packaging supplies from our vendors. The packaging supplies are in either a converted or non-converted status. This enables the Company to respond quickly to changes in customer orders/requirements.

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

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

For the quarter ended June 27,2003, the Company reported net income of $ 24.6 million or diluted net income per share of $0.59.This includes a $0.09 per share gain resulting from settlement of litigation and a $0.02 per share charge associated with an impairment of a former Carter-Wallace facility being held for sale, both of which relate to the Company's Armkel LLC joint venture, and a $0.06 per share gain associated with a settlement of a State tax dispute. Net income in the year ago quarter was $18.7 million or $0.45 per diluted share, which included income of $0.05 per share related to the disproportionate allocation of profits to the Company under the terms of the Armkel joint venture agreement. The settlement of litigation referred to above relates to a $13.1 million net gain, after expenses and costs, from the settlement of patent infringement litigation, the net proceeds of which Armkel expects to receive in August.

For the six months, net income increased to $45.6 million or $1.09 per diluted share compared to $33.6 million or $0.81 per diluted share. Besides the items noted in the first paragraph, net income in 2002 also includes a $0.06 per share first quarter acquisition related charge associated with the step-up of opening inventory values by Armkel.

Net sales for the quarter were $256.3 million, or $2.2 million or 0.9% lower than last year. The decline reflects the discontinuation of certain former USA Detergents cleaners and former Carter-Wallace pet care products as well as a $2.3 million reversal in last year's second quarter of prior year promotion reserves due to a change in estimate. At the product line level, higher sales of liquid laundry detergent and certain deodorizers and cleaners, as well as higher exports, were offset by lower sales of laundry detergent powder, fabric softeners and certain oral care products. Specialty products sales were essentially unchanged from the year ago quarter at $46.8 million.

Net sales for the six month period were $504.6 million or $10.7 million or 2.1% lower than last year. The reasons for the decline result from the matters described in the current quarter. In addition, international sales were adversely affected in the first quarter of 2003 because certain export operations were transferred to Armkel. Specialty products sales were essentially unchanged from the year ago period at $90.8 million.

Gross Profit for the quarter was $79.6 million or 31.1% of net sales, a $3.6 million increase or 1.7 percentage point increase over last year. This increase is primarily due to integration benefits from the USA Detergents and Carter-Wallace acquisitions, and other cost reduction programs, partially offset by energy-related and other commodity-based cost increases. For the six month period, gross profit was $153.4 million or 30.4% of net sales compared to to $149.2 million or 29.0% of net sales last year. The reasons for the six month change result from the matters described in the current quarter.

Marketing expenses increased $4.1 million and $4.2 million over the comparable three and six month periods of 2002. The increase is primarily associated with Personal Care products, namely higher Arm & Hammer Dentifrice and Arrid brands' advertising expenses, partially offset by a reduction in advertising expenses for Arm & Hammer Advanced Breathcare.

Selling, general and administrative expenses decreased $1.3 million to $28.2 million in the quarter and $2.3 million to $56.3 million for the six month period. The decrease is primarily a result of the elimination of transition related expenses incurred in 2002 that were associated with the acquired Carter-Wallace products and a reduction in deferred compensation expenses, partially offset by higher personnel related expenses.

Equity in earnings of affiliates increased $1.2 million in the quarter and $8.4 million for the six month period as a result of higher earnings by Armkel. Armkel's earnings in the quarter were higher as a result of the litigation settlement, partially offset by an impairment of an asset held for sale. Earnings in the year ago quarter reflect the disproportionate recapture in accordance with the terms of the Armkel joint venture agreement of $5 million of allocated losses sustained in the fourth quarter of 2001. (See note 7 to the consolidated financial statements for additional information.) The six month period increase is also impacted by the inventory step-up charge in the first quarter of 2002 relating to Armkel's opening inventory values.

Investment earnings were lower as a result of lower interest rates.

Interest expense was lower due to lower interest rates and a lower amount of debt outstanding.

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS - Continued

Other income and expense in 2003 reflect foreign exchange gains by the Company's Brazilian subsidiary; in 2002, the Brazilian subsidiary recognized foreign exchange losses.

The tax rate for the six months was 30.8%, compared to 34.6% a year ago. This decrease is a result of a settlement of a State tax dispute partially offset by a higher state tax rate and taxes associated with Armkel's sale of its Italian subsidiary in 2003.


Segment Results

Sales and operating results in affiliate companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are reported for segment purposes in a manner similar to consolidated subsidiaries. The effect of this convention is eliminated to adjust management reporting results to the amounts in the financial statements. The sales and operating results are presented in this manner to enable the chief decision maker (the CEO) to make decisions about allocating resources and assessing performance of the segments.

                                                                                       Unconsolidated
                                                                                       Affiliates and
    (In thousands)                                     Consumer        Specialty        Eliminations        Total
                                                       --------        ---------       --------------       -----
Net Sales
    Second quarter 2003.........................     $   322,447      $   58,270       $   (124,454)      $   256,263
    Second quarter 2002.........................         316,408          56,804           (114,749)          258,463

    Year to date 2003...........................         625,618         113,073           (234,130)          504,561
    Year to date 2002...........................         616,611         110,049           (211,395)          515,265

Income from Operations
    Second quarter 2003.........................     $    51,890      $    7,728       $    (34,569)      $    25,049
    Second quarter 2002.........................          43,592           7,952            (27,251)           24,293

    Year to date 2003...........................         101,800          12,784            (60,754)           53,830
    Year to date 2002...........................          75,212          15,047            (38,739)           51,520

Consumer Products

Combined Consumer Product net sales of the Company and its affiliate grew 2% to $322.4 million in the quarter. International sales increased due to foreign exchange gains and a strong performance by the European businesses, particularly in the areas of skin care, oral care and depilatories. Domestic sales were lower due to discontinuation of some former USA Detergents cleaners and former Carter-Wallace pet care products, as well as the reversal in last year's second quarter of $2.3 million of prior year promotion reserves due to a change in estimates. At the product line level, higher sales of liquid laundry detergent, certain deodorizers and cleaners, and Trojan Condoms were offset by lower sales of laundry detergent powder, fabric softeners, certain oral care products as well as Nair depilatories, a highly seasonal product line which was affected by the unseasonably cool and wet weather conditions.

Income from operations in the quarter increased $8.3 million or 19% to $51.9 million due to integration benefits from the USA Detergents and Carter-Wallace acquisitions, and other cost reduction programs, partially offset by energy-related and other commodity-based cost increases. Marketing expenses were higher due to an increase in advertising costs in support of personal care products, both domestically and internationally. Operating profit also reflects the net effect of the litigation settlement and the impairment of the former Carter-Wallace facility held for sale. For the six month period, operating profit increased to $101.8 million or an increase of 35.3% from $75.2 million last year. The reasons for the increase , besides the items noted for the quarter , relate to the prior year $8.1 million charge for the remaining step-up of Armkel's opening inventory values established as part of purchase accounting.


Specialty Products

Combined Specialty Products sales grew $1.5 million or 2.6% in the current quarter and $3.0 million or 2.7% for the six month period due to higher specialty chemicals sales, partially offset by lower sales of animal nutrition products.

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS - Continued

Operating profit was relatively unchanged in the quarter but was lower by $2.3 million for the six month period primarily as a result of higher manufacturing costs in certain animal nutrition and specialty chemical products.


Liquidity and Capital Resources
-------------------------------

The Company had outstanding total debt of $319.7 million, and cash of $54.0 million, for a net debt position of $265.7 million at June 27, 2003. This compares to $292.1 million at December 31, 2002.


In the fourth quarter of 2001, the Company financed its investment in Armkel, the acquisition of USA Detergents and the Anti-perspirant and Pet Care businesses from Carter-Wallace with a $510 million credit facility consisting of a $125 million five year term loan (Term Loan A), a $285 million six year term loan (Term Loan B) and a $100 million revolving credit facility. The entire amount of the term loans was drawn at closing and the revolving credit facility remains fully un-drawn. Term Loan A paid interest at 200 basis points over LIBOR and Term Loan B pays interest at 250 basis points over LIBOR, with interest rates determined based on the ratio of total debt to EBITDA during the second quarter of 2003. Term Loan A was paid off in full during the second quarter 2003. EBITDA is a required component of the financial covenants contained in the Company's primary credit facility and management believes that the presentation of EBITDA is useful to investors as a financial indicator of the Company's ability to service its indebtedness. Financial covenants include a total debt to EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility if not remedied within a certain period of time. EBITDA, as defined by the Company's loan agreement, was approximately $70.6 million for the six months of 2003. The leverage ratio at June 27, 2003 per the loan agreement was approximately 2.13 versus the agreement's maximum 3.25, and the interest coverage ratio was approximately 6.74 versus the agreement's minimum of
4.25. This credit facility is secured by a blanket lien on all of the Company's assets. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to the Company's key liquidity measure, "EBITDA", per the term loan agreement, is as follows (in millions):


Net Cash Provided by Operating Activities.....................     $     43.5

Plus:
        Interest Expense......................................            9.9
        Current Income Tax Provision..........................           14.5
        Distributions from Affiliates.........................            2.3
        Increase in Working Capital...........................            5.4

Less:
        Interest Income.......................................            (.7)
        Other.................................................           (4.3)
                                                                   ----------

EBITDA (per loan agreement)...................................     $     70.6
                                                                   ==========

During the first half of 2003, cash flow from operating activities was $43.5 million. Major factors contributing to the cash flow from operating activities included operating earnings before non-cash charges for depreciation and amortization, offset by an increase in working capital, and by the net non-cash impact from the equity in earnings of affiliates. Operating cash flow was used for additions to property, plant and equipment and to make an additional payment related to the Biovance acquisition. Operating cash together with proceeds from stock options exercised, were used to make both voluntary and mandatory debt repayments and to pay cash dividends.

During the first quarter of 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion, $60,000,000, of its primary credit facility. The transaction resulted in a reclassification of long-term debt to short-term debt in the Company's Consolidated Balance Sheet. Under this arrangement, the Company sold, and will sell from time to time, throughout the 3 year term of the agreement, its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware limited liability company ("Harrison"). Harrison in turn sold, and will sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. The receivables assets and the short-term borrowings of Harrison are included in the consolidated financial statements of the Company. The transactions were entered into to reduce certain expenses associated with the credit facility in addition to lowering the Company's financing costs by accessing the commercial paper market. The balance outstanding under the agreement is $58 million at June 27, 2003.

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS - Continued

Recent Accounting Pronouncements
--------------------------------

In April 2003, the FASB issued SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The Company will adopt the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which aims to eliminate diversity in practice by requiring that the "freestanding" financial instruments be reported as liabilities by their issuers.

The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.


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


Cautionary Note on Forward-Looking Statements


This report contains forward-looking statements relating, among others, to short- and long-term financial objectives, sales growth, cash flow and cost improvement programs. These statements represent the intentions, plans, expectations and beliefs of Church & Dwight, and are subject to risks, uncertainties and other factors, many of which are outside the Company's control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, the financial condition of major customers, and the Company's determination and ability to exercise its option to acquire the remaining 50% interest in Armkel. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the acquisition or divestiture of assets.

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

                           PART II - Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               (3.1) Restated Certificate of Incorporation of the
               Corporation filed on June 6, 2003, as filed with the Secretary of State of the State of Delaware.

               (3.2) Certificate of Correction of the Amended and Restated Certificate of Incorporation of the Corporation filed on July 12, 1990, as filed with the Secretary of the State of Delaware on July 24, 2003.

               (3.3) Certificate of Correction of the Amended and Restated Certificate of Incorporation of the Corporation filed on October 22, 1992, as filed with the Secretary of the State of Delaware on July 24, 2003.

               (3.4) Certificate of Correction of the Certificate of Incorporation of the Corporation filed on June 6, 2003, as filed with the Secretary of the State of Delaware on July 24, 2003.

               (3.5) Restated Certificate of Incorporation of the Corporation, as amended through July 24, 2003.

          * (10) Employment Agreement, dated June 16, 2003 by and between Church & Dwight Co., Inc. and Susan E. Goldy for the position of Vice President, General Counsel and Secretary.

               (99.1) Certification of the CEO of Church & Dwight Co., Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

               (99.2) Certification of the CFO of Church & Dwight Co., Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

           b. Reports on Form 8-K

               On May 7, 2003, a report on Form 8-K was filed to announce that the Company issued a press release relating to earnings for the quarter ended March 28, 2003.


    * Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form.

                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CHURCH & DWIGHT CO.,INC.
                                           ------------------------------------
                                            (REGISTRANT)



DATE:   August 5, 2003                    /s/ Zvi Eiref
      ----------------------------        -------------------------------------
                                          ZVI EIREF
                                          VICE PRESIDENT FINANCE



DATE:   August 5, 2003                   /s/ Gary P. Halker
      ---------------------------        --------------------------------------
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



Date:   August 5, 2003
      --------------------



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



Date:   August 5, 2003
      --------------------



                                          /s/  Zvi Eiref
                                          -----------------------------------
                                          Zvi Eiref
                                          Chief Financial Officer

                                    EXHIBITS


(3.1) Restated Certificate of Incorporation of the Corporation filed on June 6, 2003, as filed with the Secretary of State of the State of Delaware.


(3.2) Certificate of Correction of the Amended and Restated Certificate of Incorporation of the Corporation filed on July 12, 1990, as filed with the Secretary of the State of Delaware on July 24, 2003.


(3.3) Certificate of Correction of the Amended and Restated Certificate of Incorporation of the Corporation filed on October 22, 1992, as filed with the Secretary of the State of Delaware on July 24, 2003.


(3.4) Certificate of Correction of the Certificate of Incorporation of the Corporation filed on June 6, 2003, as filed with the Secretary of the State of Delaware on July 24, 2003.


(3.5) Restated Certificate of Incorporation of the Corporation, as amended through July 24, 2003.


(10) Employment Agreement, dated June 16, 2003 by and between Church & Dwight Co., Inc. and Susan E. Goldy for the position of Vice President, General Counsel and Secretary.


(99.1) Certification of the CEO of Church & Dwight Co., Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.


(99.2) Certification of the CFO of Church & Dwight Co., Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.