Form 10-Q
period 2003-09-26
CHURCH & DWIGHT CO INC /DE/
filed 2003-11-10
CIK 313927

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 26, 2003

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

                      Yes   X          No
                          ----            ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                      Yes   X          No
                          ----            ----

As of November 5, 2003, there were 40,446,284 shares of Common Stock outstanding.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                     PART I

ITEM                                                                       PAGE

1.   Financial Statements................................................    3

2.   Management's Discussion and Analysis ...............................   14

3.   Quantitative and Qualitative Disclosure About Market Risk...........   19

4.   Controls and Procedures.............................................   19


                                  PART II

6.   Exhibits and Reports on Form 8-K....................................   20

PART I - FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)


                                                          Three Months Ended                    Nine Months Ended
(Dollars in thousands, except per share data)           Sept. 26,      Sept. 27,             Sept. 26,     Sept. 27,
                                                           2003          2002                  2003          2002
                                                           ----          ----                  ----          ----

Net Sales..........................................    $  265,566     $  263,786          $  770,127     $  779,051
Cost of sales......................................       185,024        182,586             536,178        548,663
                                                       ----------     ----------          ----------     ----------
Gross Profit.......................................        80,542         81,200             233,949        230,388
Marketing expense..................................        22,905         22,752              66,136         61,737
Selling, general and administrative expenses.......        28,763         30,299              85,109         88,982
                                                       ----------     ----------          ----------     ----------
Income from Operations.............................        28,874         28,149              82,704         79,669
Equity in earnings of affiliates...................         5,164          5,453              25,844         17,734
Investment earnings................................           256            295                 910          1,300
Other income (expense), net........................           (83)        (1,394)                534         (2,481)
Interest expense...................................        (4,821)        (5,663)            (14,716)       (17,848)
                                                       ----------     ----------          ----------     ----------
Income before taxes and minority interest .........        29,390         26,840              95,276         78,374
Income taxes.......................................         9,861          9,265              30,160         27,095
Minority interest..................................             7             --                  22            129
                                                       ----------     ----------          ----------     ----------
Net Income.........................................        19,522         17,575              65,094         51,150
Retained earnings at beginning of period...........       406,748        340,072             367,211        312,409
                                                       ----------     ----------          ----------     ----------
                                                          426,270        357,647             432,305        363,559
Dividends paid.....................................         3,223          2,985               9,258          8,897
                                                       ----------     ----------          ----------     ----------
Retained earnings at end of period.................    $  423,047     $  354,662          $  423,047     $  354,662
                                                       ==========     ==========          ==========     ==========

Weighted average shares outstanding - Basic........        40,318         39,794              40,132         39,548
                                                       ==========     ==========          ==========     ==========
Weighted average shares outstanding - Diluted......        42,248         41,875              42,058         41,749
                                                       ==========     ==========          ==========     ==========

Earnings Per Share:
Net income per share - Basic.......................          $.48           $.44               $1.62          $1.29
                                                       ==========     ==========          ==========     ==========
Net income per share - Diluted.....................          $.46           $.42               $1.55         $1.23
                                                       ==========     ==========          ==========     =========
Dividends Per Share................................          $.08          $.075                $.23         $.225
                                                       ==========     ==========          ==========     =========










            See Notes to Condensed Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        Sept. 26, 2003   Dec. 31, 2002
(Dollars in thousands)                                                                   (Unaudited)
Assets

Current Assets
Cash and cash equivalents...........................................................    $    76,696        $   76,302
Accounts receivable, less allowances of $1,547 and $1,546...........................        101,582           100,252
Inventories.........................................................................         78,411            82,674
Deferred income taxes...............................................................         16,841            18,154
Note receivable - current...........................................................            942               870
Prepaid expenses....................................................................          5,702             7,184
                                                                                        -----------        ----------
Total Current Assets................................................................        280,174           285,436
                                                                                        -----------        ----------
Property, Plant and Equipment (Net).................................................        247,325           240,007
Note Receivable.....................................................................          8,766             9,708
Equity Investment in Affiliates.....................................................        150,888           131,959
Long-term Supply Contracts..........................................................          5,865             6,538
Tradenames and Other Intangibles....................................................         87,952            90,036
Goodwill ...........................................................................        205,691           202,388
Other Assets........................................................................         29,707            22,169
                                                                                        -----------        ----------
Total Assets........................................................................    $ 1,016,368        $  988,241
                                                                                        ===========        ==========

Liabilities and Stockholders' Equity

Current Liabilities
Short-term borrowings...............................................................    $    62,915        $    4,490
Accounts payable and accrued expenses...............................................        152,252           162,907
Current portion of long-term debt...................................................          1,203            11,455
Income taxes payable................................................................         21,009            12,315
                                                                                        -----------        ----------
Total current liabilities...........................................................        237,379           191,167
Long-term Debt......................................................................        254,574           352,488
Deferred Income Taxes...............................................................         65,682            57,103
Deferred and Other Long-term Liabilities............................................         26,626            24,014
Postretirement and Postemployment Benefits..........................................         15,858            15,609
Minority Interest...................................................................            274               214
Commitments and Contingencies
Stockholders' Equity
Preferred Stock-$1.00 par value
     Authorized 2,500,000 shares, none issued.......................................             --                --
Common Stock-$1.00 par value
     Authorized 100,000,000 shares, issued 46,660,988 shares........................         46,661            46,661
Additional paid-in capital..........................................................         45,091            39,550
Retained earnings...................................................................        423,047           367,211
Accumulated other comprehensive (loss)..............................................        (14,205)          (16,919)
                                                                                        -----------        ----------
                                                                                            500,594           436,503
Common stock in treasury, at cost:
     6,278,404 shares in 2003 and 6,763,554 shares in 2002..........................        (84,619)          (88,857)
                                                                                        -----------        ----------
Total Stockholders' Equity..........................................................        415,975           347,646
                                                                                        -----------        ----------
Total Liabilities and Stockholders' Equity..........................................    $ 1,016,368        $  988,241
                                                                                        ===========        ==========





            See Notes to Condensed Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                               Nine Months Ended
 (Dollars in thousands)                                                                Sept. 26, 2003   Sept. 27, 2002
                                                                                       --------------   ---------------
Cash Flow From Operating Activities
Net Income..........................................................................      $  65,094         $  51,150
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization.......................................         22,300            21,319
     Equity in earnings of affiliates...............................................        (25,844)          (17,734)
     Deferred income taxes..........................................................         10,120            18,110
     Other..........................................................................            890             2,439
Change in assets and liabilities:
     Decrease in accounts receivable................................................             10             3,304
     Decrease in inventories........................................................          5,511            10,436
     Decrease in prepaid expenses...................................................          1,615               634
     (Decrease) in accounts payable.................................................        (11,947)          (19,846)
     Increase in income taxes payable...............................................         11,221             1,945
     Increase in other liabilities..................................................            752             1,220
                                                                                          ---------         ---------
Net Cash Provided By Operating Activities...........................................         79,722            72,977
                                                                                          ---------         ---------
Cash Flow From Investing Activities
Additions to property, plant and equipment..........................................        (22,474)          (30,879)
Biovance acquisition (net of cash acquired).........................................         (3,424)           (7,747)
Proceeds from note receivable.......................................................            870             5,803
Distributions from affiliates.......................................................          3,629             3,447
Other long-term assets..............................................................         (1,440)             (717)
Adjustment to purchase price of product lines.......................................             --              (919)
Investment in affiliates............................................................             --            (2,631)
Proceeds from sale of fixed assets..................................................             --               211
                                                                                          ---------         ---------
Net Cash Used In Investing Activities...............................................        (22,839)          (33,432)
                                                                                          ---------         ---------
Cash Flow From Financing Activities
Issuance of long-term debt..........................................................        100,000                --
Long-term debt (repayment)..........................................................       (208,438)          (20,480)
Short-term debt borrowing...........................................................         60,000             3,576
Payment of short-term debt..........................................................         (2,469)               --
Proceeds from stock options exercised...............................................          7,118             9,958
Payment of cash dividends...........................................................         (9,258)           (8,897)
Deferred financing costs............................................................         (3,442)               --
                                                                                          ---------         ---------
Net Cash (Used In) Financing Activities.............................................        (56,489)          (15,843)
                                                                                          ---------         ---------
Net Change In Cash and Cash Equivalents.............................................            394            23,702
Cash And Cash Equivalents At Beginning Of Year......................................         76,302            52,446
                                                                                          ---------         ---------
Cash And Cash Equivalents At End Of Period..........................................      $  76,696         $  76,148
                                                                                          =========         =========







            See Notes to Condensed Consolidated Financial Statements.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 26, 2003, the consolidated statements of income and retained earnings for the three and nine months ended September 26, 2003 and September 27, 2002 and the consolidated statements of cash flow for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 26, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 annual report to shareholders. The results of operations for the period ended September 26, 2003 are not necessarily indicative of the operating results for the full year.


2. Inventories consist of the following:


    (In thousands)                            Sept. 26, 2003  Dec. 31, 2002
                                              --------------  -------------
Raw materials and supplies..................    $   28,583     $   30,987
Work in process.............................           374            142
Finished goods .............................        49,454         51,545
                                                ----------     ----------
                                                $   78,411     $   82,674
                                                ==========     ==========

3. Property, Plant and Equipment consist of the following:

    (In thousands)                                                                    Sept. 26, 2003   Dec. 31, 2002
                                                                                      --------------   -------------
Land................................................................................    $    6,148        $    6,079
Buildings and improvements..........................................................       106,700           105,469
Machinery and equipment.............................................................       273,405           267,568
Office equipment and other assets...................................................        22,133            30,556
Software ...........................................................................         6,021             5,945
Mineral rights .....................................................................           563               467
Construction in progress............................................................        29,913             9,920
                                                                                        ----------        ----------
                                                                                           444,883           426,004
Less accumulated depreciation, depletion and amortization...........................       197,558           185,997
                                                                                        ----------        ----------
Net Property, Plant and Equipment...................................................    $  247,325        $  240,007
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

                                                          Three Months Ended                 Nine Months Ended
                                                     ------------------------------   -------------------------------
    (In thousands)                                   Sept. 26 2003   Sept. 27, 2002   Sept. 26, 2003   Sept. 27, 2002
                                                     -------------   --------------   --------------   --------------
Basic............................................        40,318            39,794           40,132            39,548
Dilutive effect of stock options.................         1,930             2,081            1,926             2,201
                                                     ----------        ----------       ----------        ----------
Diluted..........................................        42,248            41,875           42,058            41,749
                                                     ==========        ==========       ==========        ==========
Anti-dilutive stock options outstanding..........           561               603            1,077               603
                                                     ==========        ==========       ==========        ==========

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.   Stock Based Compensation

The Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", rather than the fair-value based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". During 2003, there were 558,940 stock options granted at an average fair value of $11.94 per share.

The Company's pro forma net income and pro forma net income per share for the third quarter and nine months of 2003 and 2002 is calculated as if the Company accounts for stock based compensation in accordance with the fair value method in SFAS 123 are as follows:

                                                                 Three Months Ended              Nine Months Ended
                                                           ------------------------------    ------------------------------
    (In thousands, except for per share data)              Sept. 26, 2003   Sept. 27, 2002   Sept. 26, 2003  Sept. 27, 2002
                                                           --------------   --------------   --------------  --------------
Net Income
    As reported...........................................    $  19,522      $  17,575       $ 65,094       $  51,150

    Deduct:  Total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of related tax effects.       (1,043)        (1,022)        (2,862)         (2,959)
                                                              ---------      ---------       --------       ---------
    Pro forma.............................................    $  18,479      $  16,553       $ 62,232       $  48,191
                                                              =========      =========       ========       =========
Net Income per Share: basic
    As reported...........................................    $    0.48      $    0.44       $  1.62          $  1.29
    Pro forma.............................................         0.45           0.41          1.54             1.21
Net Income per Share: diluted
    As reported......................................         $    0.46      $    0.42       $  1.55          $  1.23
    Pro forma............................................          0.43           0.39          1.47             1.14

6.   Segment Information

Sales and operating results in affiliate companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are reported for segment purposes in a manner similar to consolidated subsidiaries. The effect of this convention is eliminated to adjust management reporting results to the amounts in the financial statements. The sales and operating results are presented in this manner because the chief decision maker (the CEO) makes decisions about allocating resources and assessing performance of the segments on this basis.

Segment sales and income from operations for the third quarter and year to date of 2003 and 2002 are as follows:

                                                                                       Unconsolidated
                                                                                       Affiliates and
    (In thousands)                                     Consumer        Specialty        Eliminations        Total
                                                       --------        ---------       --------------       -----
Net Sales
    Third quarter 2003..........................     $   321,119      $   57,056       $   (112,609)      $   265,566
    Third quarter 2002..........................         317,465          56,523           (110,202)          263,786

    Year to date 2003...........................         946,737         170,129           (346,739)          770,127
    Year to date 2002...........................         934,076         166,572           (321,597)          779,051

Income from Operations
    Third quarter 2003..........................     $    43,222      $    5,706       $    (20,054)      $    28,874
    Third quarter 2002..........................          41,716           7,628            (21,195)           28,149

    Year to date 2003...........................         145,022          18,490            (80,808)           82,704
    Year to date 2002...........................         116,928          22,675            (59,934)           79,669


                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product line net sales data for the third quarter periods in 2003 and 2002 are as follows:

                                  Three Months Ended Sept. 26, 2003                   Three Months Ended Sept. 27, 2002
                            ----------------------------------------------      ----------------------------------------------
                               As       Unconsol.                Including           As     Unconsol.                Including
                            Reported   Affiliates     Elim.**   Affiliates      Reported   Affiliates     Elim.**   Affiliates
                            --------   ----------     -------   ----------      --------   ----------     -------   ----------
Deodorizing and
  Cleaning Products.....   $  61,337   $     --     $    --    $   61,337       $  62,674     $     --    $    --   $   62,674
Laundry Products........     105,536         --          --       105,536         101,138           --         --      101,138
Personal Care Products..      41,731     50,342          --        92,073          46,058       55,364         --      101,422
International...........       9,812     53,009        (648)       62,173           7,723       45,639     (1,131)      52,231
                           ---------   --------    --------     ---------       ---------     --------    -------   ----------
Total Consumer..........     218,416    103,351        (648)      321,119         217,593      101,003     (1,131)     317,465
Specialty Products Division   47,150     11,267      (1,361)       57,056          46,193       12,464     (2,134)      56,523
                           ---------   --------    --------     ---------       ---------     --------    -------   ----------
Total Net Sales.....       $ 265,566   $114,618    $ (2,009)    $ 378,175       $ 263,786     $113,467    $(3,265)  $  373,988
                           =========   ========    ========     =========       =========     ========    ========  ==========

**Includes elimination of intercompany sales


Product line net sales data for the nine month periods in 2003 and 2002 are as follows:

                                   Nine Months Ended Sept. 26, 2003                    Nine Months Ended Sept. 27, 2002
                            ----------------------------------------------      ----------------------------------------------
                               As       Unconsol.                Including           As     Unconsol.                Including
                            Reported   Affiliates     Elim.**   Affiliates      Reported   Affiliates     Elim.**   Affiliates
                            ----------------------------------------------      ----------------------------------------------
Deodorizing and
  Cleaning Products.....   $ 175,663   $     --     $    --    $  175,663       $ 188,737     $     --    $    --    $  188,737
Laundry Products........     304,344         --          --       304,344         299,046           --         --       299,046
Personal Care Products..     125,216    160,023          --       285,239         130,936      162,308         --       293,244
International...........      26,961    156,458      (1,928)      181,491          23,682      130,498     (1,131)      153,049
                           ---------   --------    --------    ----------       ---------     --------    -------    ----------
Total Consumer..........     632,184    316,481      (1,928)      946,737         642,401      292,806     (1,131)      934,076
Specialty Products Division  137,943     37,048      (4,862)      170,129         136,650       34,171     (4,249)      166,572
                           ---------   --------    --------    ----------       ---------     --------    -------    ----------
Total Net Sales.........   $ 770,127   $353,529    $ (6,790)   $1,116,866       $ 779,051     $326,977    $(5,380)   $1,100,648
                           =========   ========    ========    ==========       =========     ========    ========   ==========

**Includes elimination of intercompany sales


7. Armkel LLC

The following table summarizes financial information for Armkel LLC. The Company accounts for its 50% interest under the equity method.

                                                       Three Months Ended                    Nine Months Ended
                                                --------------------------------      -------------------------------
    (In thousands)                              Sept. 26,2003     Sept. 27, 2002      Sept. 26, 2003   Sept. 27, 2002
                                                -------------     --------------      --------------   --------------
Income statement data:
Net sales...................................     $   103,351      $   101,003         $   316,481       $   292,806
Gross profit................................          57,602           58,540             180,613           159,558
Net income .................................           8,958            9,316              46,698            25,209
Equity in affiliate ........................           4,479            4,658              23,349            15,104

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                                  Sept. 26,      Dec. 31,
    (In thousands)                                                  2003           2002
                                                                    ----           ----
Balance sheet data:
Current assets................................................ $   217,263     $   246,307
Noncurrent assets.............................................     562,937         562,207
Short-term debt...............................................       4,734          28,556
Current liabilities (excluding short-term debt)...............      84,066         110,224
Long-term debt................................................     382,122         411,634
Other long-term liabilities...................................      33,086          28,420
Partners' equity..............................................     276,192         229,680


Under the partnership agreement with Kelso, the Company is allocated 50% of all book and tax profits. If there are losses, the Company is allocated 50% of all book and tax losses up to $10 million and 100% of such losses above that level for the period starting September 29, 2001, the date of the acquisition. The Company is entitled to 100% of the profits up to an amount equal to the accumulated excess losses it recorded. As a result of the disproportionate allocation to the Company of Armkel's losses in the fourth quarter of 2001, the Company recorded 100% of the first $5 million and 50% of the balance of Armkel's 2002 net income and 50% of Armkel's 2003 net income of $46.7 million.

Armkel's nine month results in 2003 include a $12.7 million net gain from the settlement of litigation partially offset by a $3.1 million impairment charge related to the former Carter-Wallace facility being held for sale. During the first quarter of 2003, Armkel sold its Italian subsidiary for a sales price of approximately $22.6 million and recognized a pretax gain on the sale of approximately $1.9 million.

The Company invoiced Armkel $19.0 million and $15.7 million for primarily administrative and management oversight services (which is included as a reduction of selling, general and administrative expenses), and purchased $1.4 million and $5.4 million of deodorant anti-perspirant inventory produced by Armkel in the nine month periods of 2003 and 2002, respectively. The Company sold Armkel $1.9 million and $1.1 million of Arm & Hammer products to be sold in international markets in the nine month periods of 2003 and 2002, respectively. The Company had a net open receivable from Armkel at September 26, 2003 and December 31, 2002 of approximately $2.3 million and $4.8 million, respectively, that primarily related to administrative services, partially offset by amounts owed for inventory.


8.   Goodwill, Tradenames and Other Intangible Assets

The following tables discloses the carrying value of all intangible assets:

     (In thousands)                            September 26, 2003                       December 31, 2002
                                       ------------------------------------     --------------------------------
                                          Gross                                   Gross
                                        Carrying     Accum.                     Carrying      Accum.
                                         Amount      Amort.         Net          Amount       Amort.       Net
                                       ------------------------------------     --------------------------------
Amortized intangible assets:
    Tradenames......................   $  36,970    $  (6,756)    $  30,214     $ 36,970    $ (5,182)   $ 31,788
    Formulas........................       6,281       (1,289)        4,992        6,281        (866)      5,415
    Non Compete Agreement...........       1,143         (204)          939        1,143        (117)      1,026
                                       ---------    ---------     ---------     --------    --------    --------
    Total...........................   $  44,394    $  (8,249)    $  36,145     $ 44,394    $ (6,165)   $ 38,229
                                       =========    =========     =========     ========    ========    ========

Unamortized intangible assets - Carrying value
    Tradenames......................   $  51,807                                $ 51,807
                                       ---------                                --------
    Total...........................   $  51,807                                $ 51,807
                                       =========                                ========


                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Intangible amortization expense amounted to $2.1 million in the nine months of 2003 and $1.7 million for the same period of 2002. The estimated intangible amortization for each of the next five years is approximately $2.9 million.

The changes in the carrying amount of goodwill for the nine months ended September 26, 2003 is as follows:

      (In thousands)                                                    Consumer         Specialty          Total

Balance December 31, 2002.........................................     $   182,498     $   19,890       $   202,388
Additional purchase price.........................................              --          3,424             3,424
Foreign exchange/other............................................              25           (146)             (121)
                                                                       -----------     ----------       -----------
Balance September 26, 2003........................................     $   182,523     $   23,168       $   205,691
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


9.   Comprehensive Income

The following table presents the Company's Comprehensive Income for the nine months ended September 26, 2003 and September 27, 2002:

                                                           Three Months Ended                  Nine Months Ended
                                                        -------------------------            -----------------------
(In thousands)                                          Sept. 26,       Sept. 27,            Sept. 26,     Sept. 27,
                                                           2003           2002                 2003          2002
                                                           ----           ----                 ----          ----
Net Income.........................................    $   19,522     $   17,545          $   65,094     $   51,150
Other Comprehensive Income, net of tax:
   Foreign exchange translation adjustments........        (1,236)        (3,184)              3,139         (4,678)
   Interest rate swap agreements...................           680           (946)              1,241         (1,218)
   Minimum pension liability.......................           201             --              (1,666)            --
                                                       ----------     ----------          ----------     ----------
Comprehensive Income...............................    $   19,167     $   13,415          $   67,808     $   45,254
                                                       ==========     ==========          ==========     ==========


10.  Accounts Receivable Securitization

During the first quarter of 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion, $60 million, of its primary credit facility. This transaction resulted in a reclassification of long-term debt to short-term debt in the Company's Consolidated Balance Sheet. Under this arrangement, the Company sold, and will sell from time to time, throughout the 3 year term of the agreement, its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware limited liability company ("Harrison"). Harrison in turn sold, and will sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. The receivables assets and the short-term borrowings of Harrison are included in the consolidated financial statements of the Company. The transactions were entered into to reduce certain expenses associated with the credit facility in addition to lowering the Company's financing costs by accessing the commercial paper market. The balance outstanding under the agreement is $58 million at September 26, 2003. This item is shown on the Company's Statement of Cash Flow opposite the caption of Short-term debt borrowing.

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.   Convertible Debentures

In early August, the Company refinanced $100 million of its Term Loan bank debt principally through the sale of $100 million principal amount of 5.25% convertible senior debentures due on August 15, 2033 through a private placement to qualified institutional buyers. The debentures rank equal in right of payment with all of the Company's existing and future unsecured senior indebtedness. The debentures are effectively subordinated in right of payment to all of the Company's existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness and to all of the existing and future indebtedness and other liabilities of the Company's subsidiaries. The Company has the right to repurchase all or part of the debentures on or after August 15, 2008. Interest is paid semi-annually on August 15th and February 15th of each year.

On each of August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023 and August 15, 2028, or in the event of a change in control, holders may require the Company to repurchase all or any portion of the debentures at a purchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of repurchase. The Company must pay cash for any debentures repurchased on August 15, 2010. However, the Company may choose to pay cash, shares of its common stock, or a combination of cash or shares of its common stock for any debentures repurchased on August 15, 2013, August 15, 2018, August 15, 2023 or August 15, 2028 or following a change in control.

Holders may convert their debentures into shares of the Company's common stock prior to maturity at a conversion rate of 21.5054 shares of common stock per each $1,000 principal amount of debentures, which is equivalent to an initial conversion price of approximately $46.50 per share, subject to adjustment in certain circumstances. The initial conversion price represents a 42.16% premium over the closing price of the Company's common stock on August 5, 2003, which was $32.71 per share. A holder may convert the debentures into the Company's common stock under the following circumstances: the sale price of the Company's common stock is more than 120% of the conversion price (the "20% conversion price premium"); the trading price of a debenture falls below a specified threshold; specified credit rating events with respect to the debentures occur; the Company calls the debentures for redemption; or specified corporate transactions occur.

Because of the inclusion of the restricted convertibility feature of the debentures, the Company's diluted net income per common share calculation does not give effect to the dilution from the conversion of the debentures until the Company's share price exceeds the 20% conversion price premium or one of the other events described above occurs.

The issuance of debentures is reflected on the Company's Statement of Cash Flow opposite the captions of Issuance of long-term debt and Deferred financing costs.

12.  Subsequent Event

On October 20, 2003 the Company completed its previously announced purchase of four oral care brands from Unilever in the United States and Canada. The purchase includes the Mentadent brand of toothpaste and toothbrushes, Pepsodent and Aim toothpaste, and exclusive licensing rights to Close-Up toothpaste. The transaction strengthens the Company's strategically important oral care business, tripling its unit sales and more than doubling its dollar sales within the U.S. oral care sector. Nine month net sales for these brands are estimated at approximately $90 million.

The Company paid Unilever approximately $104 million in cash at closing and assumed certain liabilities, and will make additional performance-based payments of between $5 million and $12 million payable over the next eight years, which will be accounted for as additional purchase price. The acquisition was funded by obtaining new Tranche B Term Loans through an Amendment to the Company's Credit Agreement dated September 28, 2001 as well as available cash. In connection with the Amendment, the Company, among other things, was provided with new Tranche B Term Loans in the amount of $250 million, which were used to replace the existing Tranche B Term Loans of approximately $150 million, and used the remaining $100 million in connection with this transaction. The new Tranche B Loans, which have essentially the same terms as the replaced loans, but with more favorable interest rate provisions, shall be repayable in $0.6 million quarterly installments through September 2006 and thereafter in substantial quarterly installments until September 2007 when the loan is fully paid. As a result of the refinancing, the

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Company will write-off in the fourth quarter of 2003 the balance of the deferred financing costs associated with the previous financing. The balance of the deferred financing costs at September 26, 2003 was approximately $4.1 million. The results of operations for the businesses acquired are not included in the Company's consolidated financial statements, because the acquisition occurred subsequent to the end of the third quarter.

Pro-forma financial information is not furnished due to the timing of the closing. On November 4, 2003, the Company filed form 8-K with the Securities and Exchange Commission announcing the closing of the acquisition and pro-forma financial data will be filed separately by January 3, 2004.


13.  Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The Company adopted the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 sets forth criteria to be used in determining whether an investment in a variable interest entity (VIE) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 would require the immediate consolidation of specified VIEs created after January 31, 2003. For specified VIEs created before February 1, 2003, FIN No. 46 would require consolidation in interim or annual financial statements issued for periods beginning after December 15, 2003. The Company has evaluated the impact of FIN 46 with regard to the Armand Products Joint Venture and the Armakleen Company and has determined neither qualifies as a VIE. The Company is still in process of evaluating Armkel to determine if it should be considered a VIE and if so, whether or not the Company is the primary beneficiary. Should it be determined that the Company needs to consolidate Armkel, the Company's financial statements as of September 26, 2003 would have been affected as follows: consolidated total assets of the Company and Armkel would have been approximately $1.7 billion (after eliminating both its investment in Armkel and intercompany receivables), consolidated total liabilities (after creating minority interest and eliminating intercompany liabilities) would have been approximately $1.2 billion, and both net income and stockholders' equity would remain unchanged. Consolidated net sales would be approximately $1.1 billion. Because the FASB is considering amending certain provisions of FIN 46, the Company is unable to determine the impact of any such amendment at this time.


14.  Contingencies

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

         On March 27, 2003, GAMCO Investors, Inc., a party to the legal action described above, filed another complaint in the New York Supreme Court seeking damages from MedPointe Healthcare Inc. (the new name of the company formerly known as Carter-Wallace), the former directors of Carter-Wallace, and one of the former shareholders of Carter-Wallace. The complaint alleges breaches of fiduciary duty in connection with certain employment agreements with former Carter-Wallace executives, the sale of Carter Wallace's consumer products business to Armkel (some of the products acquired by Armkel were subsequently sold by Armkel to the Company) and the merger of MCC Acquisition Sub Corporation with and into Carter-Wallace. The complaint seeks monetary damages and equitable relief, including among

                   CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         other things, invalidation of the transactions. The defendants have moved to dismiss the complaint. The Company has not been named as a defendant in this action and believes it has no liability.

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

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
---------------------

For the quarter ended September 26, 2003, the Company reported net income of $
19.5 million or diluted net income per share of $0.46, a $0.04 per share or 10% increase over the $17.6 million or $0.42 per diluted share for the same period of last year.

For the nine months, net income increased to $65.1 million or $1.55 per diluted share compared to $51.2 million or $1.23 per diluted share. The current year includes a $0.09 per share gain resulting from settlement of litigation and a $0.02 per share charge associated with an impairment of a former Carter-Wallace facility being held for sale, both of which relate to the Company's Armkel LLC joint venture, and a $0.06 per share gain associated with a settlement of a state tax dispute. The prior year included net income of $0.05 per share related to the disproportionate allocation of profits to the Company under the terms of the Armkel joint venture agreement and a $0.06 per share acquisition related charge associated with the step-up of opening inventory values by Armkel. The settlement of litigation referred to above relates to a $12.7 million net gain, after expenses and costs, from the settlement of patent infringement litigation.

Church & Dwight third quarter net sales of $265.6 million were $1.8 million or 0.7% above last year. At the brand level, significantly higher sales of liquid laundry detergent were partially offset by lower powder laundry detergent sales. Deodorizer sales benefited from recent cat litter and carpet deodorizer product introductions; however, cleaner sales were affected by the Company's decision to recall, for safety reasons, a single item from the Sno Bol(R) toilet bowl cleaner line. Toothpaste and antiperspirant sales were lower due to a combination of competitive activity and lower promotional spending than last year. International and specialty products sales were moderately higher than last year. This year's sales included a $0.7 million reversal of prior year promotion reserves due to a change in estimate; last year's sales included a similar change in promotion estimate of $2.5 million.

Nine months net sales of $770.1 million were $8.9 million or 1.1% below last year's $779.1 million. This year's sales included a $1.1 million reversal of prior year promotion reserves due to a change in estimate; last year's sales included a similar change in promotion estimate of $5.3 million, as well as the discontinuation of certain former USA Detergents cleaners and former Carter-Wallace pet care products. At the brand level, significantly higher sales of liquid laundry detergent, combined with higher international sales, were partially offset by lower powder laundry detergent sales and certain deodorizer, cleaning and oral care products.

Third quarter gross profit was $80.5 million or 30.3% of net sales, and 0.5 percentage points below the same period last year as a substantially lower margin on specialty products was partially offset by a slightly higher margin on consumer products. The lower specialty products margin was largely due to a sharp increase in the cost of a palm oil derivative which is a key ingredient in the animal nutrition business. The higher consumer products margin was due to improved manufacturing and purchasing efficiencies, which were large enough to absorb significant startup costs associated with new product introductions, as well as the cost of the product recall referred to earlier, and costs related to a 10% reduction in inventory levels during the quarter.

Gross profit for the nine month period was $233.9 million and 30.4% of net sales. This compares to $230.4 million or 29.6% of net sales. The increase of
0.8 percentage points relate to the integration benefits from the USA Detergents and Carter-Wallace acquisitions and the matters addressed in the current quarter discussion.

Marketing expenses were essentially unchanged over the comparable three month period of 2002. Higher Cleaning and Laundry products were offset by lower Personal Care and Deodorizing products. The increase in Cleaning products is associated with the newly introduced Brillo Scrub N Toss. Within Personal Care products, an increase in advertising for Arrid was more than offset by an advertising reduction for Arm & Hammer Ultramax.

Marketing expenses increased $4.4 million for the nine month period over the comparable period of 2002. The increase is primarily associated with Personal Care products, namely higher Arm & Hammer Dentifrice and Arrid brands' advertising expenses, partially offset by a reduction in advertising expenses for Arm & Hammer Advanced Breathcare.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


Selling, general and administrative expenses decreased $1.5 million to $28.8 million in the quarter and $3.9 million to $85.1 million for the nine month period. These decreases are primarily a result of the elimination of transition related expenses incurred in 2002 associated with the acquired Carter-Wallace products, a reduction in deferred compensation expenses and a tradename impairment charge recorded in the third quarter of 2002, partially offset by higher personnel related expenses.

Equity in earnings of affiliates decreased $0.3 million in the quarter and increased $8.1 million for the nine month period. Armkel's earnings in the quarter were slightly lower as was the Company's Armand Products joint venture. The increase for the nine month period is a result of the second quarter 2003 Armkel litigation settlement, partially offset by an impairment of an asset held for sale. Earnings in the year ago period reflect the disproportionate recapture of $5 million of allocated losses sustained in the fourth quarter of 2001 in accordance with the terms of the Armkel joint venture agreement. (See note 7 to the consolidated financial statements for additional information.) The nine month period increase is also impacted by the inventory step-up charge in the first quarter of 2002 relating to Armkel's opening inventory values.

Investment earnings for the quarter and nine month period were lower as a result of lower interest rates.

Interest expense for the quarter and nine month period was lower due to lower interest rates and a lower amount of debt outstanding.

Other income and expense for the quarter and nine month period of 2002 includes foreign exchange losses incurred by the Company's Brazilian subsidiary, while 2003 was favorably affected by foreign exchange gains incurred by the same subsidiary.

The tax rate for the nine months was 31.7%, compared to 34.6% a year ago. This decrease is a result of a settlement of a state tax dispute partially offset by a higher state tax rate and taxes associated with Armkel's sale of its Italian subsidiary in 2003.

Segment Results

Sales and operating results in affiliate companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are reported for segment purposes in a manner similar to consolidated subsidiaries. The effect of this convention is eliminated to adjust management reporting results to the amounts in the financial statements. The sales and operating results are presented in this manner because the chief decision maker (the CEO) makes decisions about allocating resources and assessing performance of the segments on this basis.


                                                                                       Unconsolidated
                                                                                       Affiliates and
    (In thousands)                                     Consumer        Specialty        Eliminations        Total
                                                       --------        ---------       --------------       -----
Net Sales
    Third quarter 2003..........................     $   321,119      $   57,056       $   (112,609)      $   265,566
    Third quarter 2002..........................         317,465          56,523           (110,202)          263,786

    Year to date 2003...........................         946,737         170,129           (346,739)          770,127
    Year to date 2002...........................         934,076         166,572           (321,597)          779,051

Income from Operations
    Third quarter 2003..........................     $    43,222      $    5,706       $    (20,054)      $    28,874
    Third quarter 2002..........................          41,716           7,628            (21,195)           28,149

    Year to date 2003...........................         145,022          18,490            (80,808)           82,704
    Year to date 2002...........................         116,928          22,675            (59,934)           79,669

Consumer Products

Combined Consumer Product net sales of the Company and its affiliate grew 1.1% to $321.1 million in the quarter.. At the brand level, sales of liquid laundry detergent were significantly higher and Deodorizer products benefited

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

from recent cat litter and carpet deodorizer product introductions. International net sales increased due to higher sales of oral and skin care products in Europe and condoms in Canada and Mexico, as well as foreign exchange gains. Partially offsetting these increases at the product line level were lower sales of powder laundry detergent and Nair, which were lower primarily due to poor weather conditions during the peak depilatory season. Trojan condoms were lower due to promotional timing and diagnostic kit sales were lower. In addition, cleaner sales were affected by the Company's decision to recall, for safety reasons, a single item from the Sno Bol(R) toilet bowl cleaner line. Toothpaste and antiperspirant sales were lower due to a combination of competitive activity and lower promotional spending than last year. Other factors that impacted comparative product lines performance included a $0.7 million reversal of prior year promotion reserves due to a change in estimate; last year's sales included a similar change in promotion estimate of $2.5 million. Futhermore, domestic sales were lower due to discontinuation of some former USA Detergents cleaners and former Carter-Wallace pet care products

Combined Consumer Product net sales of the Company and its affiliate grew 1.4% to $946.7 million for the nine month period. Major factors that impacted comparative product lines performance included a $1.1 million reversal of prior year promotion reserves due to a change in estimate; last year's sales included a similar change in promotion estimate of $5.3 million. Futhermore, domestic sales were also lower due to discontinuation of some former USA Detergents cleaners and former Carter-Wallace pet care products. At the brand level, sales of liquid laundry detergent were significantly higher and Deodorizer products benefited from recent cat litter and carpet deodorizer product introductions. International net sales increased primarily due to the continuation of strong depilatory sales across all markets, stronger oral care sales in Europe, condom sales in Canada and Mexico, higher export sales from the UK, as well as favorable foreign exchange translation gains. Partially offsetting these increases at the product line level were lower sales of powder laundry detergent and Nair, which was lower due to poor weather conditions during the peak depilatory season. In addition, cleaner sales were affected by the Company's decision to recall, for safety reasons, a single item from the Sno Bol(R) toilet bowl cleaner line.

Income from operations in the quarter increased $1.5 million or 3.6% to $43.2 million due to lower selling, general and administrative overhead costs partially offset by an increase in marketing expenses. For the nine month period, operating profit increased to $145.0 million or an increase of 24.0% from $116.9 million last year. The reasons for the increase, besides the items noted for the quarter, relate to the net effect of the litigation settlement and the impairment of the former Carter-Wallace facility held for sale. The prior year includes an $8.1 million charge for the remaining step-up of Armkel's opening inventory values established as part of purchase accounting.

Specialty Products

Combined Specialty Products sales grew $.5 million or .9% in the current quarter and $3.6 million or 2.1% for the nine month period due to higher specialty chemicals sales in the current quarter and nine month period, partially offset by lower sales of animal nutrition products for the nine months.

Operating profit decreased by $1.9 million to $5.7 million for the quarter and $4.2 million to $18.5 million for the nine month period. This is a result of higher manufacturing costs in certain animal nutrition and specialty chemical products, particularly a palm oil derivative used in animal nutrition.

Liquidity and Capital Resources
-------------------------------

The Company had outstanding total debt of $318.7 million, and cash of $76.7 million, for a net debt position of $242.0 million at September 26, 2003. This compares to $292.1 million at December 31, 2002.

In the fourth quarter of 2001, the Company financed its investment in Armkel, the acquisition of USA Detergents and the Anti-perspirant and Pet Care businesses from Carter-Wallace with a $510 million credit facility consisting of a $125 million five year term loan (Term Loan A), a $285 million six year term loan (Term Loan B) and a $100 million revolving credit facility. The entire amount of the term loans was drawn at closing and the revolving credit facility remains fully un-drawn. Term Loan A paid interest at 200 basis points over LIBOR and Term Loan B pays interest at 250 basis points over LIBOR, with interest rates determined based on the ratio of total debt to EBITDA as defined in the Company's loan agreement ("Adjusted EBITDA"). The Term Loan A was paid off in full during the second quarter 2003. Adjusted EBITDA is a required component of the financial covenants contained in the Company's primary credit facility and management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company's ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was approximately $107 million for the nine months of 2003. The leverage ratio at September 26, 2003 per the loan agreement was approximately
2.13 versus the agreement's maximum 3.25, and the interest coverage ratio was approximately 6.98 versus the agreement's minimum of 4.25. This credit facility is secured by a blanket lien on all of the Company's assets. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to the Company's key liquidity measure, Adjusted EBITDA, is as follows (in millions):

Net Cash Provided by Operating Activities.......................     $  79.7
     Interest Expense...........................................        14.7
     Current Income Tax Provision...............................        20.0
     Distributions from Affiliates..............................         3.6
     Decrease in Working Capital................................        (6.4)
     Interest Income............................................         (.9)
     Other......................................................        (3.7)
                                                                     -------
Adjusted EBITDA (per loan agreement)............................     $ 107.0
                                                                     =======
Net Cash Used in Investing Activities...........................     $ (22.8)
                                                                     =======
Net Cash Used in Financing Activities...........................     $ (56.5)
                                                                     =======

During 2003, cash flow from operating activities was $79.7 million. Major factors contributing to the cash flow from operating activities included operating earnings before non-cash charges for depreciation and amortization, a decrease in working capital, partially offset by the net non-cash impact from the equity in earnings of affiliates. Operating cash flow was used for additions to property, plant and equipment and to make an additional payment related to the Biovance acquisition. Operating cash together with proceeds from stock options exercised were used to make both voluntary and mandatory debt repayments and to pay cash dividends.

During the first quarter of 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion, $60 million, of its primary credit facility. The transaction resulted in a reclassification of long-term debt to short-term debt in the Company's Consolidated Balance Sheet. Under this arrangement, the Company sold, and will sell from time to time, throughout the 3 year term of the agreement, its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware limited liability company ("Harrison"). Harrison in turn sold, and will sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. The receivables assets and the short-term borrowings of Harrison are included in the consolidated financial statements of the Company. The transactions were entered into to reduce certain expenses associated with the credit facility in addition to lowering the Company's financing costs by accessing the commercial paper market. The balance outstanding under the agreement is $58 million at September 26, 2003.

In early August, the Company refinanced $100 million of its Term Loan bank debt principally through the sale of $100 million principal amount of 5.25% convertible senior debentures due on August 15, 2033 through a private placement to qualified institutional buyers. The debentures rank equal in right of payment with all of the Company's existing and future unsecured senior indebtedness. The debentures are effectively subordinated in right of payment to all of the Company's existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness and to all of the existing and future indebtedness and other liabilities of the Company's subsidiaries. The Company has the right to repurchase all or part of the debentures on or after August 15, 2008. Interest is paid semi-annually on August 15th and February 15th of each year.

On each of August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023 and August 15, 2028, or in the event of a change in control, holders may require the Company to repurchase all or any portion of the debentures at a purchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of repurchase. The Company must pay cash for any debentures repurchased on August 15, 2010. However, the Company may choose to pay cash, shares of its common stock, or a combination of cash or shares of its common stock for any debentures repurchased on August 15, 2013, August 15, 2018, August 15, 2023 or August 15, 2028 or following a change in control.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Holders may convert their debentures into shares of the Company's common stock prior to maturity at a conversion rate of 21.5054 shares of common stock per each $1,000 principal amount of debentures, which is equivalent to an initial conversion price of approximately $46.50 per share, subject to adjustment in certain circumstances. The initial conversion price represents a 42.16% premium over the closing price of the Company's common stock on August 5, 2003, which was $32.71 per share. A holder may convert the debentures into the Company's common stock under the following circumstances: the sale price of the Company's common stock is more than 120% of the conversion price (the "20% conversion price premium"); the trading price of a debenture falls below a specified threshold; specified credit rating events with respect to the debentures occur; the Company calls the debentures for redemption; or specified corporate transactions occur.

Because of the inclusion of the restricted convertibility feature of the debentures, the Company's diluted net income per common share calculation does not give effect to the dilution from the conversion of the debentures until the Company's share price exceeds the 20% conversion price premium or one of the other events described above occurs.

The issuance of debentures is reflected on the Company's Statement of Cash Flow opposite the captions of Issuance of long-term debt and Deferred financing costs.

On October 20, 2003 the Company completed its previously announced purchase of four oral care brands from Unilever in the United States and Canada. The acquisition was funded by obtaining new Tranche B Term Loans through an Amendment to the Company's Credit Agreement dated September 28, 2001 as well as available cash. In connection with the Amendment, the Company, among other things, was provided with new Tranche B Term Loans in the amount of $250 million, which were used to replace the existing Tranche B Term Loans of approximately $150 million, and used the remaining $100 million in connection with this transaction. The new Tranche B Loans, which have essentially the same terms as the replaced loans, but with more favorable interest rate provisions, shall be repayable in $0.6 million quarterly installments through September 2006 and thereafter in substantial quarterly installments until September 2007, when the loan is fully paid. As a result of the refinancing, the Company will write-off in the fourth quarter of 2003 the balance of the deferred financing costs associated with the previous financing. The balance of the deferred financing costs at September 26, 2003 was approximately $4.1 million.

Recent Accounting Pronouncements
--------------------------------

In April 2003, the FASB issued SFAS No. 149", Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The Company adopted the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 sets forth criteria to be used in determining whether an investment in a variable interest entity (VIE) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 would require the immediate consolidation of specified VIEs created after January 31, 2003. For specified VIEs created before February 1, 2003, FIN No. 46 would require consolidation in interim or annual financial statements issued for periods beginning after December 15, 2003. The Company is currently evaluating the potential future impact of the new requirements on its financial statements and disclosures. The Company has evaluated the impact of FIN 46 with regard to the Armand Products Joint Venture and the Armakleen Company and has determined neither qualifies as a VIE. The Company is still in process of evaluating Armkel to determine if it should be considered a VIE and if so, whether or not the Company is the primary beneficiary. Should it be determined that the Company needs to consolidate Armkel, the Company's financial statements as of September 26, 2003 would have been affected as follows: consolidated total assets of the Company and Armkel would have been approximately $1.7 billion (after eliminating both its investment in Armkel and intercompany receivables), consolidated total liabilities (after creating minority interest and eliminating intercompany liabilities) would have been approximately $1.2 billion, and both net income and stockholders' equity would remain unchanged. Consolidated net sales would be approximately $1.1 billion. Because the FASB is considering amending certain provisions of FIN 46, the Company is unable to determine the impact of any such amendment at this time.

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


ITEM 4.         CONTROLS AND PROCEDURES

                a.  Evaluation of Disclosure Controls and Procedures

                    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                    b.     Change in Internal Control over Financial Reporting

                    No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Cautionary Note on Forward-Looking Statements
---------------------------------------------

This report contains forward-looking statements relating, among others, to short- and long-term financial objectives, sales growth which includes the recently acquired oral care products, gross margins, cash flow and cost improvement programs. These statements represent the intentions, plans, expectations and beliefs of Church & Dwight, and are subject to risks, uncertainties and other factors, many of which are outside the Company's control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, the financial condition of major customers, and the Company's determination and ability to exercise its option to acquire the remaining 50% interest in Armkel. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the acquisition or divestiture of assets.

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

                           PART II - Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a.   Exhibits

                    4.1 Indenture dated August 11, 2003 between the Company and The Bank of New York, as Trustee, including Form of 5.25% Convertible Senior Debentures (incorporated by reference to
                    Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-109048), filed with the Commission on September 23, 2003).

                    4.2 Registration Rights Agreement dated as of August 11, 2003 between the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (File No. 333-109048), filed with the Commission on September 23, 2003).

                    31.1 Certifications of the Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

                    31.2 Certifications of the Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934

                    32.1 Certifications of the Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

                    32.2 Certifications of the Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

               b.   Reports on Form 8-K

                    On August 4, 2003, a report on Form 8-K was furnished providing information responsive to Item 12 relating to a press release, relating to earnings for the quarter ended June 27, 2003 issued by the Company.

                    On August 6, 2003, a report on Form 8-K was filed providing information responsive to Items 5 and 7 in connection with the offering and pricing of the Company's 5.25% Convertible Senior Debentures, due August 15, 2003.

                    On September 19, 2003, a report on Form 8-K was filed providing information responsive to Items 5 and 7 in connection with a description of the common stock of the Company and the current version of its By-laws, as amended to date.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          CHURCH & DWIGHT CO.,INC.
                                          --------------------------------------
                                          (REGISTRANT)



DATE:    November 10, 2003                /s/ Zvi Eiref
         ------------------               --------------------------------------
                                          ZVI EIREF
                                          VICE PRESIDENT FINANCE



DATE:    November 10, 2003                /s/ Gary P. Halker
         ------------------               --------------------------------------
                                          GARY P. HALKER
                                          VICE PRESIDENT FINANCE
                                          AND TREASURER

                                    INDEX TO EXHIBITS


Exhibit
Number  Title
------  -----

4.1 Indenture dated August 11, 2003 between the Company and The Bank of New York, as Trustee, including Form of 5.25% Convertible Senior Debentures (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-109048), filed with the Commission on September 23, 2003).

4.2 Registration Rights Agreement dated as of August 11, 2003 between the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit
        4.3 to the Company's Registration Statement on Form S-3 (File No. 333-109048), filed with the Commission on September 23, 2003).

31.1 Certifications of the Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certifications of the Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certifications of the Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2 Certifications of the Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934.