Form 10-K
period 2003-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2004-03-15
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 North Harrison Street, Princeton, New Jersey	08543-5297
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 683-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 27, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,268 million. For purposes of determining this number, 1,401,391 shares of Common Stock held by affiliates were excluded. For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 27, 2003.

As of March 10, 2004, 40,961,857 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2004 are incorporated by reference in Items 10 through 14 of Item III of this Annual Report on Form 10-K.

CAUTIONARY NOTE ON FORWARD LOOKING INFORMATION

This Annual Report contains forward-looking statements relating to, among other things, short- and long-term financial objectives, sales growth, cash flow and cost improvement programs. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risk, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, the financial condition of major customers, and the Company’s determination and ability to exercise its option to acquire the remaining 50% interest in Armkel LLC. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the acquisition or divestiture of assets.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

Item		Page
PART I

1.	Business	- 1 -
2.	Properties	- 14 -
3.	Legal Proceedings	- 15 -
4.	Submission of Matters to a Vote of Security Holders	- 16 -

PART II

5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	- 17 -
6.	Selected Financial Data	- 17 -
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	-18 -
7A.	Quantitative and Qualitative Disclosures about Market Risk	- 32 -
8.	Financial Statements and Supplementary Data	- 33 -
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	- 63 -
9A.	Controls and Procedures	- 63 -

PART III

10.	Directors and Executive Officers of the Registrant	- 64 -
11.	Executive Compensation	- 64 -
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	- 64 -
13.	Certain Relationships and Related Transactions	- 64 -
14.	Principal Accounting Fees and Services	- 64 -

PART IV

15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	- 64 -

PART I

ITEM 1. BUSINESS.

GENERAL; RECENT DEVELOPMENTS

The Company, founded in 1846, develops, manufactures and markets a broad range of consumer and specialty products under its well-recognized ARM & HAMMER brand name and other familiar brand names such as ARRID, BRILLO and XTRA. The Company is the world’s leading producer of sodium bicarbonate, popularly known as baking soda. Baking soda is a versatile chemical which cleans, deodorizes, leavens and buffers. The Company’s Consumer Products include Deodorizing and Household Cleaning Products, such as baking soda and cat litter; Laundry Products, such as detergent and fabric softeners; and Personal Care Products, such as antiperspirants and toothpaste. The Company’s Specialty Products include, in addition to sodium bicarbonate, sodium sesquicarbonate, ammonium bicarbonate, rumen bypass fat products, rumen efficiency enhancers and cleaners and deodorizers, which are used in a variety of industrial, institutional, animal nutrition, medical and food applications. In 2003, Consumer Products represented approximately 82% and Specialty Products represented approximately 18% of the Company’s sales. Approximately 91% of the Company’s sales revenues were derived from sales in the United States.

During 2003, the Company completed the integration of the consumer products business purchased in 2001 from Carter Wallace by the Company and Armkel LLC, our 50/50 joint venture established with Kelso & Company, L.P., a private equity firm. Our position in the Personal Care Product line is bolstered by Armkel’s products. Armkel’s domestic portfolio of products includes TROJAN Condoms, NAIR Depilatories and Waxes and FIRST RESPONSE and ANSWER Home Pregnancy and Ovulation Test Kits. Internationally, Armkel primarily markets oral care products, depilatories, condoms, skin care products, home pregnancy test kits and other regional niche products. We exert significant influence over Armkel through our membership on Armkel’s board of directors and our various agreements with Armkel, but do not control its operating and financial decisions. As a result, Armkel’s operations are not consolidated in our consolidated financial statements. However, the Company considers Armkel to be a separate business segment because our Chief Executive Officer (the Company’s principal operating decision maker) regularly reviews their operating results and performance. The Company’s investment in Armkel is described more fully under the heading “Armkel” and “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K. Armkel has issued publicly traded debt and is required to file reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. However, those reports are not part of the Company’s Annual Report on this Form 10-K. Several facets of Armkel’s business, including sales, manufacturing and distribution are administered by the Company pursuant to management agreements with Armkel.

In January 2003, the Company entered into a receivables purchase agreement with PNC Bank in order to refinance $60 million of the Company’s primary credit facility. The Company entered into this transaction to reduce expenses associated with the credit facility and to lower the Company’s financing costs by accessing the commercial paper market. The Company continues to sell its receivables pursuant to the receivables purchase agreement.

In August 2003, the Company refinanced $100 million of its term loans principally through the sale of $100 million principal amount of 5.25% convertible senior debentures due on August 15, 2033 pursuant to a private placement to qualified institutional buyers. Holders of the debentures may convert their debentures into shares of Company common stock at a conversion rate of 21.5054 shares of common stock per each $1,000 principal amount of debentures, prior to maturity upon the occurrence of certain circumstances.

On October 20, 2003, the Company acquired from Conopco, Inc., a New York corporation and a wholly owned subsidiary of Unilever N.V. and Unilever PLC (“Seller”), certain assets of Seller’s oral care business in the United States (including Puerto Rico) and Canada. The purchase price was approximately $104,000,000 in cash, plus additional performance-based payments of between $5,000,000 and $12,000,000 payable at specified times following the closing. The acquisition included assets related to the MENTADENT brand of toothpaste and toothbrushes, PEPSODENT and AIM brands of toothpaste and exclusive licensing rights to the CLOSE-UP brand of toothpaste, in each case in the United States (including Puerto Rico) and Canada. Assets acquired in the transaction principally include the equipment, inventory, intellectual property, permits, contracts and books and records relating to the aforementioned brands. The integration of this oral care business is expected to be completed in the latter part of 2004.

The Company financed the acquisition of the Oral Care Brands by refinancing the term loan portion of its $510 million credit facility originally issued in 2001, as well as available cash. In connection with the refinancing, the Company was provided with new term loans in the amount of $250 million, of which $150 million was used to replace existing term loans and the remaining $100 million was used in connection with the acquisition.

The financing transactions referenced above are described in detail under the heading “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is Item 7 of this Annual Report on Form 10-K.

As previously disclosed, in January 2002, the Company acquired Biovance Technologies, Inc. (subsequently renamed C&D Technologies, Inc.), a small Oskaloosa, Iowa based producer of specialty animal feed ingredients which complement the Company’s existing range of animal nutrition products. The purchase price paid in 2002 was approximately $7.8 million (exclusive of cash acquired) and included the assumption of debt. An additional earn-out payment of $3.4 million was paid in February 2003 based upon C&D Technologies’ 2002 operating performance. A final earn-out payment of $ 3.2 million was paid in February 2004 based upon C&D Technologies’ 2003 operating performance.

Also as previously disclosed, in addition to the acquisition of certain Carter-Wallace brands in 2001 the Company acquired the XTRA laundry detergent and NICE’N FLUFFY liquid fabric softener brands as part of its acquisition of USA Detergents, Inc.

The Company maintains a web site at www.churchdwight.com and makes available free of charge on this web site the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission. Also available on the Company’s website are the Company’s Corporate Governance Guidelines, charters for the Audit, Compensation and Organization and Governance and Nominating Committees of the Company’s Board of Directors and the Company’s Code of Conduct. The information presented in the Company’s web site is not a part of this report and the reference to the Company’s web site is intended to be an inactive textual reference only. The foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc. 469 North Harrison Street, Princeton, New Jersey 08543, attention: Secretary.

FINANCIAL INFORMATION ABOUT SEGMENTS

The Company’s business is organized into four segments, Church & Dwight Consumer (“C&D Consumer”), Armkel LLC (“Armkel”), Church & Dwight Specialty Products Division (“SPD”) and Other Equity Affiliates. None of these segments are seasonal with the exception of the depilatories and waxes product group in the Armkel segment which performs better in the spring and summer months. Information concerning the net sales, operating income and identifiable assets of each of the segments is set forth in Note 16 to the consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is Item 7 of this report.

CONSUMER PRODUCTS

C&D Consumer

Principal Products

The Company’s founders first marketed baking soda in 1846 for use in home baking. Today, this product is known for a wide variety of uses in the home, including as a refrigerator and freezer deodorizer, scratchless cleaner and deodorizer for kitchen surfaces and cooking appliances, bath additive, dentifrice, cat litter deodorizer, and swimming pool pH stabilizer. The Company specializes in baking soda-based products, as well as other products which use the same raw materials or technology or are sold in the same markets. In addition, this segment includes other deodorizing and household cleaning products, as well as laundry and personal care products. The following table sets forth the principal products of the Company’s C&D Consumer segment.

Type of Product	Key Brand Names
Deodorizing and Cleaning	ARM & HAMMER Pure Baking Soda
ARM & HAMMER Fridge-n-Freezer
ARM & HAMMER Carpet & Room Deodorizer
ARM & HAMMER VACUUM-FREE Foam Carpet Deodorizer
ARM & HAMMER PET FRESH plus Pet Hair
Release Carpet & Room Deodorizer

ARM & HAMMER Cat Litter Deodorizer
ARM & HAMMER SUPER SCOOP Clumping Cat Litter
ARM & HAMMER CRYSTAL BLEND Clumping Cat Litter
ARM & HAMMER EASY FLUSH Clumping Cat Litter
LAMBERT KAY Pet Care Products

BRILLO Soap Pads
BRILLO SCRUB’N TOSS Disposable Cleaning Pads
SCRUB FREE Bathroom Cleaners
CLEAN SHOWER Daily Shower Preventer
CAMEO Aluminum & Stainless Steel Cleaner
SNO BOL Toilet Bowl Cleaner
PARSONS’ Ammonia

Laundry	ARM & HAMMER FABRICARE Powder Laundry Detergent
ARM & HAMMER Liquid Laundry Detergent
XTRA Liquid Laundry Detergent
XTRA Powder Laundry Detergent
XTRA NICE’N FLUFFY Liquid Fabric Softener
XTRA NICE’N FLUFFY Fabric Softener Sheets
ARM & HAMMER FRESH’N SOFT Fabric Softener Sheets
ARM & HAMMER FRESH’N SOFT Liquid Fabric Softener
DELICARE Fine Fabric Wash
ARM & HAMMER Super Washing Soda

Personal Care	ARM & HAMMER DENTAL CARE Toothpaste, Gum and Powder
ARM & HAMMER PEROXICARE Toothpaste
ARM & HAMMER ADVANCE WHITE Toothpaste, Gum
ARM & HAMMER COMPLETE CARE Toothpaste
ARM & HAMMER ENAMEL CARE Toothpaste
MENTADENT Toothpaste, Toothbrushes
AIM Toothpaste
PEPSODENT Toothpaste
CLOSE-UP Toothpaste

ARM & HAMMER ULTRAMAX Deodorant & Antiperspirants
ARRID Antiperspirants
LADY’S CHOICE Antiperspirants

Deodorizing and Cleaning Products.

The Company has sold baking soda since 1846. The ARM & HAMMER trademark was adopted in 1867. ARM & HAMMER Baking Soda remains the leading brand of baking soda in terms of consumer recognition of the brand name and reputation for quality and value.

The deodorizing properties of baking soda have led to the development of several other household products. In 2003, Deodorizing and Cleaning Products constituted approximately 28% of the Company’s consumer sales and approximately 23% of the Company’s total sales (sales percentage does not include unconsolidated entities). The deodorizer products include ARM & HAMMER Carpet & Room Deodorizer, ARM & HAMMER VACUUM-FREE Foam Carpet Deodorizer, ARM & HAMMER Deodorizing Air Freshener and ARM & HAMMER Cat Litter Deodorizer. In 2003 the Company launched ARM & HAMMER PET FRESH plus Pet Hair Release Carpet & Room

Deodorizer, a product that combines a carpet deodorizer with a pet hair release agent that breaks the static charge that holds hair to the carpet, thereby making vacuuming easier. ARM & HAMMER Carpet and Room Deodorizer was the leading brand in the domestic carpet and room deodorizer market in 2003. All brand “rankings” contained in this report are based on IRI FDTKS, excluding Wal-Mart, for the 52 weeks ending December 22, 2003.

The Company markets a line of cat litter products such as ARM & HAMMER SUPER SCOOP Clumping Cat Litter, which is the number three brand in the clumping segment of the cat litter market. A line extension of SUPER SCOOP is ARM & HAMMER CRYSTAL BLEND, a premium-priced clumping cat litter which uses silica crystals, baking soda and an anti-microbial ingredient to inhibit growth of bacterial odors. In 2003, the Company introduced ARM & HAMMER EASY FLUSH Clumping Cat Litter, a flushable cat litter that enables consumers to flush litter box clumps in the bathroom so odors do not escape into the home. ARM & HAMMER SUPER CLAY Cat Litter was discontinued in 2003. The Company also markets a line of pet care products under the LAMBERT KAY brand name. The Company intends to continue to innovate and offer new products under the ARM & HAMMER brand in the household and pet care categories.

The Company also markets a variety of household cleaning products including, BRILLO Soap Pads, PARSONS Ammonia, CAMEO Metal Polish, SNO BOL Cleaners, CLEAN SHOWER Daily Shower Preventer and SCRUB FREE Bathroom Cleaner. In 2003, the Company launched BRILLO SCRUB’N TOSS Disposable Cleaning Pads, a multi-use, disposable cleaning pad product. The Company intends to capitalize on the well recognized BRILLO name by extending its line of soap pads and expanding into new categories.

Laundry Products.

The Company’s largest consumer business, measured by sales volume, is in the laundry detergent market. In 2003, Laundry Products constituted approximately 47% of the Company’s consumer sales and approximately 38% of the Company’s total sales.

The Company markets its ARM & HAMMER Brand Laundry Detergents, in both powder and liquid forms, as value products, priced at a discount from products identified by the Company as market leaders. The Company markets its XTRA laundry detergent in both powder and liquid at a slightly lower price than ARM & HAMMER Brand Laundry Detergents. The marketing of distinct liquid laundry detergent brands at several price points is intended to increase market share, and in 2003, the Company’s liquid laundry detergent products enjoyed an increase in market share. Although the powder laundry detergent segment continued its long-term decline throughout 2003, the ARM & HAMMER FABRICARE powder maintained its position as the leading powder detergent value brand.

The Company’s Laundry Products also include fabric softeners that prevent static cling and soften and freshen clothes. In 2003, the Company launched ARM & HAMMER FRESH ‘N SOFT Liquid Fabric Softener. The Company also offers another liquid fabric softener, XTRA NICE’N FLUFFY, at a slightly lower price enabling the Company to compete at several price points.

Personal Care Products.

The Company entered the personal care business using the unique strengths of its ARM & HAMMER trademark and baking soda technology, and has expanded its presence through its acquisition of antiperspirant and oral care products in recent years. The personal care market is highly innovative and is characterized by a continuous flow of new products and line extensions and intense competition, requiring heavy advertising and promotion. In 2003, Personal Care Products (excluding Armkel) constituted approximately 21% of the Company’s consumer sales and approximately 18% of the Company’s total sales.

ARM & HAMMER Baking Soda, when used as a dentifrice, whitens and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE brand name. The Company also markets ARM & HAMMER DENTAL CARE Gum, a baking soda based oral care product that is available in four flavors.

In the toothpaste category, following two years of leading its category in growth, driven by the success of ARM & HAMMER ADVANCE WHITE toothpaste, the Company’s share dropped in 2001 and again in 2002 mainly as a result of competitive new products and aggressive spending by other manufacturers in the category. The introduction in 2003 of ARM & HAMMER COMPLETE CARE, the first ARM & HAMMER all-in-one toothpaste that cleans and whitens teeth and freshens breath, stabilized the Company’s toothpaste franchise during the year. Early in 2004, the Company launched ARM & HAMMER ENAMEL CARE Advanced Cleaning and Natural Whitening toothpastes, based on proprietary formulation and dual chamber tube packaging technology, which combines the cleaning and whitening properties of baking soda with fluoride and liquid calcium to fill tooth surfaces and restore enamel luster. The ARM & HAMMER ADVANCE BREATH CARE line of products were discontinued in 2003.

In addition, on October 20, 2003, the Company acquired, in the United States (including Puerto Rico) and Canada, the MENTADENT brand of toothpaste and toothbrushes, PEPSODENT and AIM toothpaste, and exclusive licensing rights to CLOSE-UP toothpaste from Conopco, Inc., a wholly owned subsidiary of Unilever N.V. and Unilever PLC. The acquisition strengthens the Company’s strategically important oral care business, tripling its unit sales and more than doubling its dollar sales within the U.S. oral care sector.

The Company’s antiperspirant products are marketed under the ARM & HAMMER, ARRID and LADY’S CHOICE brand names. In 2003, the Company launched ARRID Total Soft Solid antiperspirants targeted primarily to women, and broadened its ARM & HAMMER ULTRAMAX antiperspirant line by adding a gel primarily targeted at men.

International

The Company is seeking opportunities to expand distribution of ARM & HAMMER products sold in several other countries. Two such initiatives by the Company were the 2003 introduction of ARM & HAMMER Toothpaste, ARM & HAMMER Fridge-n-Freezer and ARM & HAMMER Baking Soda Shaker in Korea, and the 2002 introduction of ARM & HAMMER Baking Soda Shaker into Japan.

Armkel

Principal Products

The following table sets forth the principal products sold by Armkel:

Type of Product	Key Brand Name
Personal Care	TROJAN Condoms
TROJAN Personal Lubricants
NATURALAMB Condoms
CLASS-ACT Condoms

FIRST RESPONSE Home Pregnancy and Ovulation Test Kits
ANSWER Home Pregnancy and Ovulation Test Kits

NAIR Depilatories, lotions, creams and waxes
LINEANCE European Body Essentials, Depilatories, Skin Care
PEARL DROPS Toothpolish and Toothpaste
RIGIDENT Denture Adhesive
CARTERS LITTLE PILLS, Laxative

The Company’s position in the Personal Care product line is bolstered by, and is marketed and sold in conjunction with, Armkel’s products. Armkel’s domestic business primarily competes in two major product lines: reproductive health (TROJAN Condoms and FIRST RESPONSE and ANSWER Home Pregnancy and Ovulation Test Kits) and, skin care (NAIR Depilatories and Waxes).

Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases (STDs). The TROJAN condom brand has been in use for more than 80 years. In 2003, the brand continued its share leadership in the United States behind the success of such products as EXTENDED PLEASURE and HER PLEASURE, the introduction of TWISTED PLEASURE, the continuation of the TROJAN MAN advertising campaign, and an ongoing comprehensive educational program. In 2004, Armkel added two new products to the TROJAN condom line, SHARED PLEASURE and MAGNUM With WARM SENSATIONS, a unique lubricant system which warms the skin on contact for enhanced pleasure.

In 2003, Armkel’s home pregnancey and test kit business was led by FIRST RESPONSE, the number two brand in this category. Armkel also markets a second brand, ANSWER, which competes in the price-value segment of the Home Pregnancy and Ovulation Test Kit market.

The NAIR line of non-shaving hair removal products is the number two brand in both dollar and unit sales in the United States, with innovative products that address consumer needs for quick, complete and longer-lasting hair removal. In 2003, new waxes, depilatory creams and cloth strips were launched to further strengthen NAIR’s leadership position. In 2004, Armkel will launch its line of “No Touch” depilatory products including NAIR mousse, a product designed for direct application and improved ease of use.

In February 2003, Armkel began shipping LINEANCE European Body Essentials, a line of upscale hair removal and skin care treatments that offer consumers the opportunity for a pampering spa experience in their own homes. As a result of insufficient consumer demand for these products, the LINEANCE line in the United States will be discontinued in 2004 to enable the Company to focus and consolidate efforts behind its NAIR brand.

International

Armkel’s international consumer products primarily include condoms, home pregnancy and ovulation test kits, antiperspirants, skin care products and oral hygiene products. Armkel has operations in France, the United Kingdom, Canada, Mexico, Australia and Spain, which are also its principal markets. Armkel also exports some of its products to other European countries and the Middle East.

The Company believes that approximately 33% of its international net sales in this segment are attributable to brands which hold the number one or two position in their respective local markets. With the exception of France which accounts for 33% of the Company’s international sales in this segment no other country in which the Company operates accounts for more than 23% of it’s total international net sales, and no brand accounts for more than 12% of its total international net sales. Certain of the Company’s international product lines are similar to its domestic product lines. For example, the Company markets depilatories and waxes, home pregnancy and ovulation test kits and oral care products in most of its international markets, as well as condoms in Canada and Mexico.

In 2003 Armkel introduced new products to its product ranges of TAKY/ NAIR Waxes and Depilatories in Spain, the United Kingdom, Canada and Australia, as well as new PEARL DROPS products in Australia, LINEANCE BODY CARE products in Spain and STERIMAR Nasal Hygiene products in Canada and Australia.

In personal care, Armkel’s United Kingdom subsidiary launched, in limited distribution, TROJAN Condoms. LINEANCE, one of Armkel’s skin care products, is the leading supermarket brand in slimming body care in France.

In 2002, Armkel assumed responsibility for distribution of the ARM & HAMMER toothpaste product line in the United Kingdom.

COMPETITION FOR C&D CONSUMER AND ARMKEL

For information regarding Consumer Products Competition, see “Competitive Environment” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is Item 7 of this report.

Product introductions usually involve heavy marketing costs in the year of launch, and the eventual success of the new product and line extensions described in this Annual Report on Form 10-K will not be known for some time.

DISTRIBUTION FOR C&D CONSUMER AND ARMKEL

Products in the C&D Consumer and Armkel segments are primarily marketed throughout the United States and Canada and sold through a broad distribution platform that includes supermarkets, mass merchandisers, such as Wal-Mart, and drugstores. The Company employs a sales force based regionally throughout the United States. This sales force utilizes the services of independent food brokers in each market. The Company’s products are strategically located in Company plants and public warehouses and either picked up by customers or delivered by independent trucking companies.

SPECIALTY PRODUCTS

SPD

Principal Products

The Company’s SPD segment focuses on sales to businesses and participates in three product areas: Specialty Chemicals, Animal Nutrition and Specialty Cleaners. The following table sets forth the principal products of the Company’s SPD segment.

Type of Product	Key Brand Names
Specialty Chemicals	ARM & HAMMER Performance Grade Sodium Bicarbonate
ARM & HAMMER TORTILLA BLEND Leavening Mix
ARMAGRIP Anti-Slip Floor Treatment
SORB-N-C Pollution Control
ALKALINITY FIRST Pool Treatment

Animal Nutrition	ARM & HAMMER Feed Grade Sodium Bicarbonate
ARMACAD-G Enhanced Sesquicarbonate
MEGALAC Rumen Bypass Fat
SQ-810 Natural Sodium Sesquicarbonate
BIO-CHLOR and FERMENTEN Rumen Fermentation Enhancers
DCAD Plus Feed Grade Potassium Carbonate

Specialty Cleaners	Commercial & Professional Cleaners and Deodorizers

Specialty Chemicals.

The Company’s specialty chemicals business primarily consists of the manufacture, marketing and sale of sodium bicarbonate in a range of grades and granulations for use in industrial and agricultural markets. In industrial markets, sodium bicarbonate is used by other manufacturing companies as a leavening agent for commercial baked goods, as an antacid in pharmaceuticals, as a carbon dioxide release agent in fire extinguishers, as an alkaline agent in swimming pool chemicals, and as a buffer in kidney dialysis.

The Company markets and sells ammonium bicarbonate and other specialty chemicals to food and agricultural markets in Europe through its wholly-owned British subsidiary Brotherton Speciality Products Ltd.

The Company’s 99% owned Brazilian subsidiary, Quimica Geral do Nordeste, is South America’s leading provider of sodium bicarbonate.

Animal Nutrition Products.

A special grade of sodium bicarbonate, as well as sodium sesquicarbonate, is sold to the animal feed market as a feed additive for use by dairymen as a buffer, or antacid, for dairy cattle. The Company also markets and sells DCAD Plus Feed Grade Potassium Carbonate as a feed additive into the animal feed market. This product is manufactured for the Company by Armand Products Company, the Company’s joint venture with Occidental Petroleum.

The Company markets and sells MEGALAC Rumen Bypass Fat, a nutritional supplement made from natural oils, which allows cows to maintain energy levels during the period of high-milk production, resulting in improved milk yields and minimal weight loss. The product and the trademark MEGALAC are licensed under a long-term license agreement from a British company, Volac Ltd.

Through its subsidiary, C&D Technologies, Inc., the Company produces BIO-CHLOR and FERMENTEN, a range of specialty feed ingredients for dairy cows, which improve rumen feed efficiency and help increase milk production.

Specialty Cleaners

The Company also provides a line of cleaning and deodorizing products for use in commercial and industrial applications such as office buildings, hotels, restaurants and the like.

Other Equity Affiliates

General

From time to time the Company has formed joint ventures with third parties to take advantage of the strengths and expertise of each of the partners. The Company and Occidental Petroleum Corporation are equal partners in a joint venture named Armand Products Company, which produces and markets potassium carbonate and potassium bicarbonate.

The Company also formed a joint venture in 1999 with the Safety-Kleen Corporation called The ArmaKleen Company. The ArmaKleen Company was formed to build a specialty cleaning products business based on the Company’s technology and Safety-Kleen’s sales and distribution organization. This joint venture distributes the Company’s proprietary product line of aqueous cleaners along with the Company’s Armex Blast Media line.

Principal Products

The following table sets forth the principal products of the Company’s Other Equity Affiliates segment.

Type of Product	Key Brand Names
Specialty Chemicals	ARMAND PRODUCTS Potassium Carbonate and Potassium Bicarbonate

Specialty Cleaners	ARMAKLEEN Aqueous Cleaners
AQUAWORKS Aqueous Cleaners
ARMEX Blast Media

Specialty Chemicals

Potassium chemicals are sold to, among others, the glass industry for use in TV and computer monitor screens. Armand Products also manufactures for the Company a potassium carbonate based animal feed additive for sale in the dairy industry.

Specialty Cleaners.

During the year, the Company continued to pursue opportunities to build a specialized industrial cleaning business using our aqueous-based technology as well as The Armakleen Company’s ARMEX Blast Media line of products, which is designed for the removal of a wide variety of surface coatings. Within two years after formation the alliance was affected by Safety-Kleen’s financial difficulties which lead to their Chapter 11 filing and implementation of a major reorganization during 2000. In 2003 Safety-Kleen emerged from bankruptcy, and although The ArmaKleen Company continues to demonstrate increased stability, the Company is unable to predict the long-term prospects for this joint venture.

COMPETITION FOR SPD AND OTHER EQUITY AFFILIATES

For information regarding Specialty Products Competition, see “Competitive Environment” in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is Item 7 of this report.

DISTRIBUTION FOR SPD AND OTHER EQUITY AFFILIATES

In the SPD and Other Equity Affiliates segments the Company markets sodium bicarbonate and other chemicals to industrial and agricultural customers primarily throughout the United States and Canada. Distribution is accomplished through regional sales offices and manufacturer’s representatives augmented by the sales personnel of independent distributors throughout the country. The Company’s products in these segments are strategically located in Company plants and public warehouses and are either delivered by independent trucking companies or picked up by customers at the Company’s facilities.

RAW MATERIALS AND SOURCES OF SUPPLY

The Company manufactures sodium bicarbonate for both of its consumer and specialty products businesses at two of its plants located at Green River, Wyoming and Old Fort, Ohio. The production of sodium bicarbonate requires two basic raw materials, soda ash and carbon dioxide. The primary source of soda ash used by the Company is the mineral, trona, which is found in abundance in southwestern Wyoming, near the Company’s Green River plant. The Company has adequate trona reserves under mineral leases to support the requirements of its sodium bicarbonate business and may acquire other leases in the future as the need arises.

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

The Company believes that ample sources of raw materials are available for all of its other major products. Detergent chemicals are used in a variety of the Company’s products and are available from a number of sources. Bottles, paper products and clay are available from multiple suppliers, although the Company chooses to source most of these materials from single sources under long-term supply agreements in order to gain favorable pricing. Alternative sources of supply are available in case of disruption or termination of the agreements.

Increases in the prices of certain raw materials could materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

The main raw material used in the production of potassium carbonate is liquid potassium hydroxide. Armand Products obtains its supply of liquid potassium hydroxide under a long term supply arrangement.

PATENTS AND TRADEMARKS

The Company’s trademarks (identified throughout this annual report in capitalized letters), including ARM & HAMMER, are registered with the United States Patent and Trademark Office and also with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by the Company since the late 1800’s, and is a valuable asset and important to the successful operation of the Company’s business. The Company’s other valuable trademarks include XTRA, BRILLO, ARRID, SNO BOL, PARSONS’, SCRUB FREE and CLEAN SHOWER. United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. The Company maintains a portfolio of trademarks representing substantial goodwill in the businesses using the trademarks.

United States patents are currently granted for a term of 20 years from the date the patent application is filed. Although the Company actively develops and maintains a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

A group of three Consumer Products customers accounted for approximately 26% of consolidated net sales, excluding unconsolidated entities, in 2003, including a single customer, Wal-Mart Stores, Inc., which accounted for approximately 17%. A group of three customers accounted for approximately 23% of consolidated net sales in 2002 including a single customer, Wal-Mart, which accounted for approximately 16%. This group also accounted for approximately 23% of net sales (of which Wal-Mart accounted for 14%) in 2001.

The time between receipt of orders and shipment is generally short, and, as a result, backlog is not significant.

RESEARCH & DEVELOPMENT

The Company conducts research and development primarily at its facility in Princeton, New Jersey. The Company devotes significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features, to provide increased convenience and/or value to its customers. To increase its innovative capabilities, the Company engages outside contractors for general research and development in activities beyond its core areas of expertise. During 2003, $26,917,000 was spent on research activities as compared to $26,877,000 in 2002 and $21,803,000 in 2001.

GOVERNMENTAL REGULATION

Some of the Company’s products are subject to regulation under the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration, the Fair Packaging and Labeling Act, the Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act, which are administered by the Environmental Protection Agency. The Company is also subject to regulation by the Federal Trade Commission in connection with the content of its labeling, advertising, promotion, trade practices and other matters. The Company’s relationship with certain unionized employees may be overseen by the National Labor Relations Board.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to federal, state and local regulations governing air emissions, waste and steam discharges, and solid and hazardous waste management activities. The Company endeavors to take actions necessary to comply with such regulations. These steps include periodic environmental audits of each Company facility. The audits, conducted by an independent engineering concern with expertise in the area of environmental compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state and local regulations. The Company believes that its compliance with existing environmental regulations will not have a material adverse effect with regard to the Company’s capital expenditures, earnings or competitive position. No material capital expenditures relating to environmental control or remediation are presently anticipated.

GEOGRAPHIC AREAS

Approximately 91% of net sales of the Company (exclusive of unconsolidated entities) in 2003, 92% in 2002 and 90% in 2001 were to customers in the United States and approximately 94% of long-lived assets of the Company (exclusive of unconsolidated entities) in 2003, 95% in 2002 and 92% in 2001 were located in the United States.

EMPLOYEES

At December 31, 2003, the Company had 2,266 employees. The Company is party to a labor contract with the United Industrial Workers of North America at its London, Ohio plant which contract continues until September 28, 2007. The Company believes that its relations with both its union and non-union employees are satisfactory.

CLASSES OF SIMILAR PRODUCTS

The Company’s operations, exclusive of unconsolidated entities, constitute two operating segments, C&D Consumer and SPD. The table set forth below shows the percentage of the Company’s net sales contributed by each group of similar products marketed by the Company during the period from January 1, 2001 through December 31, 2003.

	% of Net Sales
	2003	2002	2001
C&D Consumer
Deodorizing and Cleaning	23	25	25
Laundry	38	38	40
Personal Care	18	17	13
International	3	3	4

SPD	18	17	18

The table above reflects consolidated net sales, exclusive of unconsolidated entities. Segment information that includes unconsolidated entities is contained in Note 16 of the Company’s Consolidated Financial Statements included in this report.

CERTAIN RISKS AND UNCERTAINTIES RELATED TO THE COMPANY’S BUSINESS

The following risks and uncertainties, as well as others described in this Annual Report on Form 10-K, could materially adversely affect the Company’s business, results of operations and financial condition:

•	The Company has recently developed and commenced sales of a number of new products which, if they do not gain widespread customer acceptance or if they cause sales of the Company’s existing products to decline, could harm the financial performance of the Company.

The Company has recently introduced a number of new consumer products, such as BRILLO SCRUB ‘N TOSS disposable cleaning pads and ARM & HAMMER EASY FLUSH clumping cat litter. The development and introduction of new products involves substantial research, development and marketing expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. In addition, if the new products merely cause sales of the Company’s existing products to decline, the financial performance of the Company could be harmed.

•	The Company may discontinue products or product lines, which could result in returns, asset write-offs and shut down costs. The Company may also engage in product recalls, which would reduce its cash flow and earnings.

In the past, the Company has discontinued certain products and product lines, which resulted in returns from customers, asset write-offs and shut down costs. The Company may suffer similar adverse consequences in the future to the extent it discontinues products that do not meet expectations or no longer satisfy consumer demand. Product returns, write-offs or shut down costs would reduce cash flow and earnings. Product efficacy or safety concerns could result in product recalls or declining sales, which would reduce cash flow and earnings.

•	The Company faces intense competition in a mature industry that may require it to increase expenditures and accept lower profit margins to preserve or maintain its market share. Unless the markets in which the Company competes grow substantially, a loss of market share will result in reduced sales levels and declining operating results.

During 2003, 91% of the Company’s sales were generated in U.S. markets. U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to the Company’s most significant product categories, such as laundry detergents, deodorizers and household cleaning products, toothpastes and antipersipirants and deodorants. The Company’s unit sales growth in domestic markets will depend on increased use of its products by consumers, product innovation and its ability to capture market share from competitors. The Company may not succeed in implementing its strategies to increase domestic revenues.

The consumer products industry, particularly the laundry detergent, personal care and air deodorizer categories, is intensely competitive. To protect its existing market share or to capture increased market share, the Company may need to increase expenditures for promotions and advertising and introduce and establish new products. Increased expenditures may not prove successful in maintaining or enhancing market share and could result in lower sales and profits. Many of the Company’s competitors, including The Procter & Gamble Company, Unilever, Inc., The Clorox Company, Colgate-Palmolive Company, Gillette Co., Dial Corp. and S.C. Johnson & Son, Inc., are substantially larger companies that have greater financial resources than the Company has. These competitors have the capacity to outspend the Company should they attempt to gain market share. In addition, if the Company loses market share and the markets in which it competes do not grow, the Company’s sales levels and operating results would decline.

•	Providing price concessions or trade terms that are acceptable to the Company’s trade customers, or the failure to do so, could adversely affect sales and profitability.

Consumer products, particularly those that are value-priced like many of the Company’s products, are subject to significant price competition and in recent years have been characterized by price deflation. From time to time, the Company may need to reduce the prices for some of its products to respond to competitive and customer pressures and to maintain market share. Any reduction in prices to respond to these pressures would harm profit margins. In addition, if the Company’s sales volumes fail to grow sufficiently to offset any reduction in margins, its results of operations would suffer.

Because of the competitive environment facing retailers, many of the Company’s trade customers, particularly its high-volume retail store customers, have increasingly sought to obtain pricing concessions or better trade terms. To the extent the Company provides concessions or better trade terms, its margins are reduced. Further, if the Company is unable to maintain terms that are acceptable to its trade customers, these trade customers could reduce purchases of the Company’s products and increase purchases of products from its competitors, which would harm the Company’s sales and profitability.

•	Reductions in inventory by the Company’s trade customers, including as a result of consolidations in the retail industry, could adversely affect sales in periods during which the reduction results in reduced orders for the Company’s products.

From time to time the Company’s retail customers have reduced inventory levels in managing their working capital requirements. Any reduction in inventory levels by the Company’s retail customers would harm its operating results for the financial periods affected by the reductions. In particular, continued consolidation within the retail industry could potentially reduce inventory levels maintained by the Company’s retail customers, which could adversely affect its results of operations for the financial periods affected by the reductions.

•	A continued shift in the retail market from food and drug stores to club stores and mass merchandisers could cause the Company’s sales to decline.

The Company’s performance also depends upon the general health of the economy and of the retail environment in particular and could be significantly harmed by changes affecting retailing and by the financial difficulties of retailers. Industry wide, consumer products such as those marketed by the Company are increasingly being sold in club stores and mass merchandisers, while sales of consumer products by food and drug stores are comprising a smaller proportion of the total volume of consumer products sold. Sales of the Company’s products are stronger in the food and drug channels of trade and not as strong with the club stores and mass merchandisers. Although the Company has taken steps to improve sales in club stores and mass merchandisers, if it is not successful in improving sales to these channels, and the current trend continues, the Company’s financial condition and operating results could suffer.

•	Loss of any of the Company’s principal customers could significantly decrease its sales and profitability.

Wal-Mart, including its affiliate Sam’s Club, is the Company’s largest customer, accounting for 17% of net sales in 2003, 16% of net sales in 2002 and 14% of net sales in 2001. The Company’s top three customers accounted for 26% of net sales in 2003 and 23% of net sales in each of 2002 and 2001. The loss of or a substantial decrease in the volume of purchases by Wal-Mart or any of the Company’s other top customers would harm the Company’s sales and profitability.

•	The Company may make acquisitions that could result in dilution to its current stockholders or increase its indebtedness, or both. In addition, acquisitions that are not properly integrated or are otherwise unsuccessful could strain or divert the Company’s resources.

The Company has made several acquisitions in the past few years, including the acquisition of USA Detergents, Inc., Biovance Technologies, Inc., Unilever’s oral care brands in the United States and Canada and some of the consumer products businesses of Carter-Wallace, Inc., and may make additional acquisitions or substantial investments in complementary businesses or products in the future. Any future acquisitions or investments would entail various risks, including the difficulty of assimilating the operations and personnel of the acquired businesses or products, the potential disruption of the Company’s ongoing business and, generally, the Company’s potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. These factors could harm the Company’s financial condition and operating results. Any future acquisitions or investments could result in substantial cash expenditures, the issuance of new equity in the Company and the incurrence of additional debt and contingent liabilities. In addition, any potential acquisitions or investments, whether or not they are ultimately completed, could divert the attention of management and divert other resources from other matters that are critical to the Company’s operations.

•	The condom product line of the Company’s Armkel joint venture could suffer if the spermicide N-9 is proved or perceived to be harmful.

Armkel’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of Armkel’s condoms contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance is uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and it is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. While labeling guidance from the FDA is pending, the Company has implemented an interim label statement change cautioning against rectal use and multiple daily acts of vaginal intercourse. The Company also disseminates this cautionary statement on its product web site and in other consumer product vehicles.

In addition, in March 2003, a non-binding resolution was introduced in the California State Assembly which, if passed, would urge the FDA to ban condoms containing N-9, and encourage California manufacturers and retailers to cease the production and sale of condoms containing N-9. As amended in August 2003, the resolution cites the reports noted in the preceding paragraph as well as more recent information suggesting that N-9 may lead to an increase in urinary tract infections among females. The passage of this resolution could result in publicity that may add to activist pressure on retailers to cease carrying condoms with N-9. While the Company does not consider the level of retailer concern on this issue to be significant, it cannot predict the impact of the introduction of this resolution.

If the FDA or state governments take action that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), Armkel could incur further costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the value of the Company’s interest in Armkel.

•	Price increases in raw materials or energy costs could erode the Company’s profit margins, which could harm operating results.

Increases in the prices of raw materials such as surfactants, which are cleaning agents, paper products and bottles, or increases in energy costs, could significantly affect the Company’s profit margins. The Company uses surfactants and bottles in the manufacture and marketing of laundry and household cleaning products such as ARM & HAMMER and XTRA laundry detergents and SCRUB FREE and CLEAN SHOWER bathroom cleaners. The Company uses paper products for packaging in many of its consumer and specialty chemical products. If price increases were to occur, the Company may not be able to increase the prices of its products to offset these increases. This could harm the Company’s financial condition and operating results.

ITEM 2. PROPERTIES.

The Company’s executive offices and research and development facilities are owned by the Company and are located on 22 acres of land in Princeton, New Jersey, with approximately 127,000 square feet of office and laboratory space. In addition, the Company leases space in two buildings adjacent to this facility, pursuant to a multi-year lease, which contain approximately 90,000 square feet of office space. The Company also leases regional sales offices in various locations throughout the United States.

The Company also owns or leases other facilities in the United States, as set forth in the following table:

Location	Products Manufactured	Approximate Area (Sq. Feet)
Owned:

Manufacturing facilities
Green River, Wyoming	Sodium bicarbonate and various consumer products	273,000
Old Fort, Ohio	Sodium bicarbonate, rumen bypass fats and various consumer products	208,000
Lakewood, New Jersey	Various consumer products	250,000
London, Ohio	Soap pads and fabric softener sheets	114,000
Harrisonville, Missouri	Liquid laundry detergent and fabric softener	360,000
Chicago, Illinois (1)	Powder laundry detergent	105,000
Wakefield, England	Various specialty products	71,000
Madera, California	Rumen bypass fats and related products	50,000
Oskaloosa, Iowa	Animal nutrition products	27,000
Camacari, Bahia, Brazil	Sodium bicarbonate and other products	120,000
Feira de Santana, Bahia, Brazil	Barium carbonate and other products	106,000

Warehouse
Green River, Wyoming		101,000
Harrisonville, Missouri		150,000
Camacari, Bahia, Brazil		39,200
Feira de Santana, Bahia, Brazil		13,100

Leased:

Manufacturing facility
North Brunswick, New Jersey (2)	Liquid laundry detergent and other consumer products	360,000

Warehouse
North Brunswick, New Jersey (3)		525,000
North Brunswick, New Jersey (4)		156,000
North Brunswick, New Jersey (5)		130,275

1.	The facility is situated on a three-acre land parcel and is subject to a lease that expires in 2080.
2.	Lease expires in 2004, subject to two five-year extensions at the option of the Company.
3.	Lease expires in 2010.
4.	Lease expires in 2011.
5.	Lease expires in 2010.

In Syracuse, New York, the Company owns a 21 acre site which include a group of connected buildings. This facility was closed in 2001 and a portion of the facility is now leased to a third party.

In Ontario, Canada, the Company owns a 36,000 square foot distribution center which was used for the purpose of warehousing and distribution of products sold into Canada. The facility was closed in 2002 and was sold on January 5, 2004.

Brotherton Speciality Products Ltd., a wholly-owned United Kingdom subsidiary, owns and operates the 71,000 square foot manufacturing facility in Wakefield, England on about 7 acres of land.

The Armand Products partnership, in which the Company has a 50% interest, owns and operates a potassium carbonate manufacturing plant located in Muscle Shoals, Alabama. This facility contains approximately 53,000 square feet of space and has a capacity of 103,000 tons of potassium carbonate per year.

The Company’s 99% owned subsidiary, QGN, has its administrative headquarters in Rio de Janeiro, Brazil in leased office space expiring in 2005. In addition to the above, QGN owns and operates manufacturing facilities and warehouses in Itapura in the state of Bahia and Nova Ponte in the state of Minas Gerais. QGN also leases warehouses in Diadema in the state of Sao Paulo, Camacari and Feira de Santana.

The Old Fort plant has a productive capacity for sodium bicarbonate of 280,000 tons per year. The Green River plant has a productive capacity for sodium bicarbonate of 200,000 tons per year.

The Company believes that its operating and administrative facilities are adequate and suitable for the conduct of its business. The Company also believes that its production facilities are suitable for current manufacturing requirements for its consumer and specialty products. In addition, the facilities possess a capacity sufficient to accommodate the Company’s estimated increases in production requirements over the next several years, based on its current product line.

ITEM 3. LEGAL PROCEEDINGS.

On January 17, 2002, a petition for appraisal, Cede & Co., Inc. and GAMCO Investors, Inc. v. MedPointe Healthcare, Inc., Civil Action No. 19354, was filed in the Court of Chancery of the State of Delaware demanding a determination of the fair value of shares of MedPointe. The action was brought by purported former shareholders of Carter-Wallace in connection with the merger on September 28, 2001 of MCC Acquisition Sub Corporation with and into Carter-Wallace. The merged entity subsequently changed its name to MedPointe. The petitioners seek an appraisal of the fair value of their shares in accordance with Section 262 of the Delaware General Corporation Law. The matter was heard on March 10 and 11, 2003, at which time the petitioners purportedly held 2.3 million shares of MedPointe. No decision has yet been rendered by the court.

MedPointe and certain former Carter-Wallace shareholders are party to an indemnification agreement pursuant to which such shareholders will be required to indemnify MedPointe for a portion of the damages, if any, suffered by MedPointe in relation to the exercise of appraisal rights by other former Carter-Wallace shareholders in the merger. Pursuant to the agreement, the shareholders have agreed to indemnify MedPointe for 40% of any Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) suffered by MedPointe in relation to the merger; provided that if the total amount of Appraisal Damages exceeds $33,333,333.33, then the indemnifying stockholders will indemnify MedPointe for 100% of any damages suffered in excess of that amount. Armkel, in turn, is party to an agreement with MedPointe pursuant to which it has agreed to indemnify MedPointe and certain related parties against 60% of any Appraisal Damages for which MedPointe remains liable. The maximum liability to Armkel pursuant to the indemnification agreements and prior to any indemnification from the Company, as described in the following sentence, is $12 million. The Company is party to an agreement with Armkel pursuant to which it has agreed to indemnify Armkel for 17.38% of any Appraisal Damages for which Armkel becomes liable, up to a maximum of $2.1 million.

The Company believes that the consideration offered in the merger was fair to the former Carter-Wallace shareholders and have vigorously defended petitioner’s claim. However, the Company cannot predict with certainty the outcome of the proceedings.

On March 27, 2003, GAMCO Investors, Inc., a party to the legal action described above, filed another complaint in the New York Supreme Court seeking damages from MedPointe Healthcare Inc. (the new name of the company formerly known as Carter-Wallace), the former directors of Carter-Wallace, and one of the former shareholders of Carter-Wallace. The complaint alleges breaches of fiduciary duty in connection with certain employment agreements with former Carter-Wallace executives, the sale of Carter Wallace’s consumer products business to Armkel (some of the products acquired by Armkel were subsequently sold by Armkel to the Company) and the merger of MCC Acquisition Sub Corporation with and into Carter-Wallace. The complaint seeks monetary damages and equitable relief, including among other things, invalidation of the transactions. The defendants have moved to dismiss the complaint. The Company has not been named as a defendant in this action and believes it has no liability.

On January 30, 2004 a suit was filed against the Company by Fleming Companies, Inc. in the US Bankruptcy Court, District of Delaware. Fleming, a customer of the Company, previously filed a voluntary petition for bankruptcy under Chapter 11, Title 11 of the United States Bankruptcy Code on April 1, 2003. Fleming has continued to operate its business and properties as a Debtor-in-possession. Fleming is seeking the recovery of certain preference payments and overpayments made to the Company in the amount of approximately $4.2 million. In addition, Fleming claims that it is owed approximately $1.9 million relating to a vendor agreement with the Company.

The Company intends to vigorously defend this matter. However, in the opinion of management, the ultimate amount of liability, if any, will not have a material adverse effect on the Company’s financial position.

On August 26, 2002, Armkel filed suit against Pfizer in the District Court of New Jersey to redress infringement of two (2) Armkel patents directed to pregnancy diagnostic devices. The suit claimed that Pfizer’s “ept” product infringed these patents. On June 23, 2003 Armkel agreed to a settlement with Pfizer resulting in a gain, after attorney’s fees and costs, of $12.7 million. As part of the settlement Armkel granted Pfizer a fully paid-up non-exclusive worldwide license to practice and use Armkel’s pregnancy test kit patents until July 1, 2004.

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

This information appears under the heading “MD&A” on page 32 of this annual report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

ELEVEN-YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data)

Operating Results	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993
Net sales:
Consumer Products	$869.1	864.1	786.9	529.6	482.3	453.2	369.3	331.4	313.6	314.4	328.3
Specialty Products	187.8	183.0	172.8	161.6	153.3	132.5	124.6	119.0	114.4	106.4	104.9
Total	1,056.9	1,047.1	959.7	691.2	635.6	585.7	493.9	450.4	428.0	420.8	433.2
Marketing	$88.8	86.2	74.8	74.1	71.4	75.2	58.6	50.1	53.0	52.7	44.2
Research & development	$26.9	26.9	21.8	19.4	17.9	16.4	15.8	17.8	18.5	20.6	21.2
Income from operations	$111.9	104.5	93.5	52.2	67.7	42.5	30.6	27.3	8.4	1.5	35.6
% of sales	10.6%	10.0%	8.7%	6.6%	9.1%	6.1%	5.2%	5.1%	1.7%	.3%	6.9%
Net income	$81.0	66.7	47.0	33.6	45.4	30.3	24.5	21.2	10.2	6.1	26.3
Net income per share—basic	$2.01	1.68	1.21	.88	1.17	.78	.63	.55	.26	.16	.65
Net income per share—diluted	$1.92	1.60	1.15	.84	1.11	.76	.61	.54	.26	.16	.64

Financial Position

Total assets	$1,119.6	988.2	949.1	455.6	476.3	391.4	351.0	308.0	293.2	294.5	281.7
Total debt	397.0	368.4	418.1	34.0	84.4	48.8	39.5	7.5	12.5	32.5	9.6
Stockholders’ equity	438.5	347.6	282.3	234.7	226.7	194.8	179.3	165.3	153.7	153.9	169.4
Total debt as a % of total capitalization	48%	52%	60%	13%	27%	20%	18%	4%	8%	17%	5%

Other Data

Average common shares outstanding-basic (In thousands)	40,227	39,630	38,879	38,321	38,792	38,734	38,922	39,068	39,134	39,412	40,446
Cash dividends paid	$12.5	11.9	11.3	10.7	10.1	9.3	9.0	8.6	8.6	8.7	8.5
Cash dividends paid per common share	$0.31	0.30	0.29	0.28	0.26	0.24	0.23	0.22	0.22	0.22	0.21
Stockholders’ equity per common share	$10.90	8.77	7.26	6.12	5.84	5.05	4.62	4.25	3.94	3.94	4.22
Additions to property, plant and equipment	$32.2	38.7	34.1	21.8	33.1	27.1	9.9	7.1	19.7	28.4	28.8
Depreciation and amortization	$30.2	27.9	27.8	23.5	19.3	16.5	14.2	13.6	13.1	11.7	10.6
Employees at year-end	2,266	2,256	2,099	1,439	1,324	1,127	1,137	937	941	1,028	1,096

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

Overview

The Company develops, manufactures and markets a broad range of consumer and specialty products. It recognizes revenues and profits from selling its products, primarily under the ARM &HAMMER trademark, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors. In 2003, Consumer Products represented approximately 82% and Specialty Products 18% of the Company’s net sales. The Company does approximately 91% of its business in the United States.

Armkel LLC, an equally owned joint venture between the Company and the private equity group Kelso & Company, manufactures and markets well-recognized branded personal care consumer products. Armkel’s Trojan brand occupies the number one position in the domestic condom market, and its Nair brand occupies the number two position in the domestic depilatory and waxes market. Furthermore, Armkel is the number two provider of home pregnancy and ovulation test kits to consumers in the United States. These kits are marketed under the First Response and Answer brand names. Under the terms of its joint venture agreement with Kelso, the Company has a call option to acquire Kelso’s interest in Armkel beginning in the fourth quarter of 2004, at fair market value as defined in the joint venture agreement subject to a floor and a cap. The call option remains in effect through the beginning of the fourth quarter of 2006, at which time Kelso may request the Company to purchase its interest. For further discussion surrounding the joint venture agreement see the Armkel section of Liquidity and Capital Resources contained herein.

The Company’s primary financial objective and key performance indicator is to achieve average annual earnings per share growth of 12.5% to 15% for the period 2003 to 2005. The Company expects to achieve this objective through a combination of sales from newly created and existing products (referred to as organic growth), margin improvement, acquisition benefits from the recently acquired oral care brands, lower financing costs and, potentially, the acquisition of the remaining 50% interest in Armkel.

With regard to sales objectives, the Company plans to concentrate on a few high-value initiatives plus the stabilization of the declining sales trend in the former Unilever brands. In 2004, the Company will also be reviewing and modifying its promotion strategy, using new systems tools which became operational late in 2003. While difficult to predict, the Company currently expects high single digit sales growth for the year, including the acquired brands. As to margins, the Company’s objective is to improve its combined gross margin by an average of at least 1% a year, assuming no significant change in commodity prices.

The Company operates in highly competitive consumer-product markets, in which cost efficiency, new product offerings and innovation are critical to success. The consumer products markets are particularly mature in North America and characterized by high household penetration, particularly with respect to our most significant product categories such as laundry detergents. The consumer products industry, particularly the laundry detergent, personal care and deodorizing categories, is intensely competitive and is not expected to improve any time soon. Furthermore, because of ongoing retail sector consolidation and the competitive environment facing retailers, the Company faces pricing pressure from these customers, particularly the high-volume retail store customers, who have increasingly sought to obtain pricing concessions or better trade terms. To protect our existing market share or to capture increased market share, the Company has had to increase expenditures for promotions and advertising and to introduce and establish new products. Consequently, the need for on-going cost cutting initiatives needs to be sustained as new product introductions or product-line extensions remain the most viable path to generating organic top-line growth given the mature nature of most product categories in North American markets. Through the recent acquisitions of USA Detergents and Carter-Wallace’s Consumer Business in 2001 and the fourth quarter 2003 acquisition of Unilever’s Oral Care Business, as well as additional purchasing, manufacturing and distribution efficiencies obtained through economies of scale achieved in 2003, the Company has been able to lower its overall unit costs and increase the productivity of its various manufacturing facilities. This has resulted in generating higher levels of free cash flow.

With regard to the acquisition of Unilever’s Oral Care Business, which had experienced sales declines over the past few years, management believes the acquisition provides attractive opportunities for the following reasons:

•	Brand Equities – Although the Oral Care Business has been in decline for several years, management believes the acquired brand equities remain strong, and the business can be revitalized through additional focus, new product development and marketing support. All four products are well-established brands with distinct market positions. PEPSODENT and AIM, a traditional toothpaste and gel respectively, are positioned as value brands, with particularly strong distribution in the mass and dollar channels of trade, which have experienced steady growth in recent years. CLOSE-UP is marketed as a value-to-mid-priced breath-freshening toothpaste and MENTADENT is premium-priced and marketed as a serious oral care product . Information available to management indicates that Unilever reduced its marketing support for these brands following its decision to sell the Oral Care Business. Management believes that a marketing effort directed at revitalizing these well-known brands can slow the decline and eventually stabilize these brands over the next two or three years.

•	Economies of Scale – Management believes that integration of the manufacturing, sales, marketing and accounting functions of the Oral Care Business with those of C&D can increase efficiencies and margins relating to C&D’s oral care products. The sales, marketing and accounting functions were integrated in January 2004. In addition, C&D intends to shift the manufacture of the acquired toothpaste brands to its plant at Lakewood, NJ, which specializes in manufacturing personal care products. Manufacture of PEPSODENT, AIM and CLOSE-UP in Lakewood is expected to commence in March 2004, and manufacture of MENTADENT in Lakewood is expected to commence in August 2004.

•	Increased Market Share – Management believes that the acquisition of the Oral Care Business strengthens its important oral care business by tripling unit sales and more than doubling its dollar sales to 11-12% of the $2 billion retail toothpaste market. In particular, management believes this broader product line will strengthen the Company’s position with the retail trade.

•	While management has plans to stabilize declining sales volumes for the acquired brands and ultimately increase sales, there can be no assurance that this will occur, when it will occur and the extent to which the declining trend can be reversed.

In the Specialty Products business, competition within the specialty chemicals and animal nutrition product lines remained intense in 2003. Specialty chemicals, particularly sodium bicarbonate, have been negatively impacted for several years through new technology developed by a number of nahcolite-based sodium bicarbonate manufacturers, who have been operating at the lower end of the business and have been making an effort to enter the higher end. To strengthen its competitive position, the Company over the last couple of years completed the modernization of its Green River facility to provide better availability of specialized grades, and increased production capacity at the Old Fort facility. The Company also has been increasing its R&D spending on health care, food processing, and other high-end applications for sodium bicarbonate, as well as alternative products to compete with the lower end of the market. As a result, merchant performance sodium bicarbonate sales volume grew 1% from 2002. With respect to the animal nutrition product line, the Company faced significantly higher ingredient costs for its line of nutritional supplements under the Megalac brand name, and weathered a poor U.S. dairy economy, which had a severe impact on the purchasing ability and financial viability of dairymen. Consequently, animal nutrition sales were virtually flat and operating profit declined by $1.6 million. To meet these challenges, the Specialty Products business pursued an important business improvement initiative which was aimed at improving its longer term operational effectiveness and cost structure. This 36 week project completed in the later part of 2003, is expected to deliver annualized benefits in excess of $1.7 million, a rigorous stage-gate process for new product development, a redesigned organization and a business management system based on key performance indicators.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our observance of trends in industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies include:

Promotional and Sales Returns Reserves

The reserves for consumer and trade promotion liabilities, and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Promotional reserves are provided for sales incentives made directly to consumers such as coupons, and sales incentives made to vendors such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements. All such costs are netted against sales. Slotting costs are expensed when the related sale is recognized. Co-op advertising costs are expensed when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded at the completion of the related sale. The Company relies on historical experience and forecasted data to determine the required reserves. For example, the Company uses historical experience to project coupon redemption rates to determine reserve requirements. Based on the total face value of coupons dropped over the past couple of years, a .1% deviation in the actual rate of redemptions versus the rate accrued for in the financial statements could result in approximately a $3 million difference in the reserve required. With regard to other promotional reserves and sales returns, we use experience-based appropriations, customer and sales organization inputs, and historical trend analysis in arriving at the reserves required. If the Company’s estimates for vendor promotional activities and sales returns were to differ by 10%, the impact to promotional spending and sales return accruals would be approximately $3.9 million. While we believe that our promotional and sales returns reserves are adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. During 2003, the Company reversed prior year promotion liabilities of approximately $1.3 million based on adjustments to previous estimates, and in 2002 the Company reversed prior year promotion liabilities of approximately $5.3 million.

Impairment of Goodwill, Trademarks and Other Intangible Assets and Property, Plant and Equipment

Carrying values of goodwill, trademarks and other intangible assets are reviewed periodically for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company’s impairment review is based on a discounted cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, and the selection of an appropriate discount rate. Management uses estimates based on expected trends in making these assumptions. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. For trademarks and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse, economic factors, unanticipated technological change or competitive activities, acts by governments and courts, may signal that an asset has become impaired.

Property, plant and equipment and other long-lived assets are reviewed periodically for possible impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment implications. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

The estimates and assumptions used are consistent with the business plans and estimates that the Company uses to manage its business operations. The use of different assumptions would increase or decrease the estimated value of future cash flows and would have increased or decreased any impairment charge taken. Future outcomes may also differ. If the Company’s products fail to achieve estimated volume and pricing targets, market conditions unfavorably change or other significant estimates are not realized, then the Company’s revenue and cost forecasts may not be achieved, and the Company may be required to recognize additional impairment charges. In 2003 the Company recognized an impairment charge of $2.7 million on manufacturing equipment. In 2002, the Company recognized trademark, equipment obsolescence and plant impairment charges of approximately $6.2 million.

Inventory Valuation

When appropriate, the Company provides allowances to adjust the carrying value of its inventory to the lower of cost or market (net realizable value), including any costs to sell or dispose. The Company identifies any slow moving, obsolete or excess inventory to determine whether a valuation allowance is indicated. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. The estimates as to the future demand used in the valuation of inventory are dependent on the ongoing success of its products. In addition, the Company’s allowance for obsolescence may be impacted by the rationalization of the number of stock keeping units. To minimize this risk, the Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to the inventory’s net realizable value were $3.2 million at December 31, 2003, and $5.3 million at December 31, 2002.

Valuation of Pension and Postretirement Benefit Costs

The Company’s pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to our actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s pension and postretirement benefit costs may occur in the future due to changes in these assumptions.

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for our pension plans and postretirement plans we refer to applicable indices such as the Moody’s AA Corporate Bond Index to select a rate at which we believe the pension benefits could be effectively settled. Based on the published rates as of December 31, 2003, the Company used a discount rate of 6.0% for both plans, a decline of 75 basis points from the 6.75% rate used in 2002. This had the effect of increasing the projected benefit obligation for pensions and the accumulated postretirement benefit obligation by approximately $1.9 million and $1.1 million, respectively, for the year ended December 31, 2003.

The expected long-term rate of return on pension plan assets is selected by taking into account a historical trend based on a 15 year average, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Based on these factors, the Company’s expected long-term rate of return as of December 31, 2003 is 8.25%, a decline of 50 basis points from the 8.75% rate used at December 31, 2002. A 50 basis point change in the expected long-term rate of return would result in less than a $.1 million change in pension expense for 2004.

On December 31, 2003 the accumulated benefit obligation related to our pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an un-funded accumulated benefit obligation). This difference is attributed to (1) an increase in the accumulated benefit obligation that resulted from the decrease in the interest rate used to discount the projected benefit obligation to its present settlement amount from 6.75% to 6.00%, partially offset by (2) the increase in the market value of the plan assets at December 31, 2003. As a result, in accordance with SFAS No. 87, the Company recognized an additional minimum pension liability of $2.4 million included in benefit obligations, and recorded a charge, net of tax, to accumulated other comprehensive loss of $1.5 million which decreased stockholders’ equity. The charge to stockholders’ equity for the excess of additional pension liability represents a net loss not yet recognized as pension expense. Based on the aforementioned assumptions, the income statement impact for 2004 is estimated to be approximately $0.8 million charged to earnings. On a cash basis, an estimated contribution of approximately $0.7 million will be required in 2004.

Tax Contingencies

Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying applications of statutes, rules, regulations and interpretations. The Company’s estimated value of tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The Company believes these tax contingencies are reasonable.

RESULTS OF OPERATIONS

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented on a historical basis for the years ending December 31, 2003, 2002, and 2001, including the results of unconsolidated affiliates. The segment discussion also presents certain product line fluctuations.

Consolidated Results

2003 Compared to 2002

Net Sales

Net sales increased by $9.8 million or .9% to $1056.9 million, compared to $1047.1 million in the previous year. The majority of this increase was due to the additional sales stemming from the fourth quarter acquisition of the former Unilever oral care business. Other increases included the effects of foreign exchange of approximately $3.0 million and the reversal of prior period promotion reserves of approximately $1.3 million due to a change in estimate. These increases were partially offset by the Company’s change in revenue recognition policy from FOB shipping point to FOB destination point, which reduced sales by approximately $6.3 million in 2003. Last year’s sales included a similar change in promotion estimate of $5.3 million, as well as the discontinuation of certain former USA Detergents cleaners and former Carter-Wallace pet care products of approximately $8.6 million. The impact of such discontinued products was approximately $1.2 million in 2003. Adjusting for acquisitions and discontinued product lines, as well as foreign exchange, the change in revenue recognition policy, and reversal of prior period promotion liabilities, sales of existing products were $1,032.5 million in 2003 as compared to $1,033.2 million in 2002.

Operating Costs

The Company’s gross margin increased to 30.1% from 29.7% in the prior year. This increase in gross margin represents a substantial improvement in the consumer product margin partially offset by a substantial reduction in specialty products. The higher consumer products margin was due to the full-year benefits of the Carter-Wallace integration completed in 2002, as well as additional purchasing, manufacturing and distribution efficiencies associated with economies of scale achieved in 2003, partially offset by higher start-up costs and promotion expenses associated with new product introductions. The lower specialty products margin was primarily due to higher ingredient costs for the animal nutrition business.

Marketing expenses increased $2.6 million to $88.8 million. The increase was primarily associated with advertising expenses for Personal Care products, namely higher Arm & Hammer Dentifrice and Arrid brands, as well as the marketing costs associated with the newly introduced Cleaning Product Brillo Scrub N Toss, partially offset by a reduction in advertising expenses for other Personal Care products.

Selling, general and administrative expenses decreased $3.2 million. This decreases was primarily a result of the elimination of transition related expenses incurred in 2002 associated with the acquired Carter-Wallace products, and tradename impairment charges recorded in 2002, partially offset by higher personnel related expenses.

Other Income and Expenses

The increase in equity in earnings of affiliates of $7.1 million was almost entirely due to the Company’s pro-rata share in the year over year increase in earnings from Armkel LLC. Armkel’s earnings increase for the year was primarily a result of a litigation settlement in the second quarter, partially offset by an impairment of an asset held for sale for a net contribution to the Company of approximately $5 million. This increase over the prior year also reflected a strong performance by International operations, partially offset by significantly weaker Domestic results. Earnings in 2002 reflected the disproportionate recapture of $5 million of allocated losses sustained in the fourth quarter of 2001 in accordance with the terms of the Armkel joint venture agreement. (See note 6 to the consolidated financial statements for additional information.) The prior period increase was also impacted by the inventory step-up charge in the first quarter of 2002 relating to Armkel’s opening inventory values. The combined results of Company’s other equity investments, Armand Products and Armakleen, were virtually unchanged.

Investment earnings were lower as a result of lower interest rates on funds invested.

Interest expense increased $.5 million for the year even though there was a significant reduction in average debt outstanding at lower interest rates. This is because the Company recorded a $4.9 million charge to write off deferred financing costs related to previous financing transactions and settlement of interest rate swaps.

Other income and expense includes foreign exchange gains realized by the Company’s Brazilian subsidiary, while 2002 was unfavorably affected by foreign exchange losses incurred by the same subsidiary.

Taxation

The tax rate for the year was 30.8%, compared to 34.0% in the previous year. This decrease is primarily a result of a settlement of a state tax matter as well as the resolution of other tax contingencies.

2002 Compared to 2001

Net Sales

Net sales increased by $87.4 million or 9.1% to $1047.1 million, compared to $959.7 million in the previous year. The majority of this increase was due to the additional sales in Consumer Products stemming from businesses acquired from Carter-Wallace in the fourth quarter of 2001 amounting to approximately $73.8 million, and additional sales in the Specialty Products acquisition of Biovance Products Inc. of approximately $7.1 million at the beginning of 2002. Adjusting for acquisitions and discontinued product lines, as well as the reversal of prior year promotion liabilities of approximately $5.3 million (based on latest estimates), sales of existing products increased to $925.2 million for 2002 from $907.7 million in 2001.

Operating Costs

The Company’s gross margin increased to 29.7% from 29.1% in the prior year. This improvement reflected a significant improvement in Laundry Products gross margins of 2.7 points due to the virtually full year benefits of the USA Detergents acquisition and the prior year promotion liability adjustment of $5.3 million, partially offset by a reduced gross margin of 3.9 points on Personal Care resulting from higher promotional spending related to 2002 sales, and higher manufacturing costs associated with the Cranbury production of Arrid Antiperspirant earlier in the year. To a lesser extent, gross margin was further hampered by approximately $4 million of equipment obsolescence charges related to process improvements at two plants, and downsizing and impairment charges at two other plants. The start-up costs of the Madera, California animal nutrition facility also negatively impacted gross margin.

Marketing expenses increased $11.4 million to $86.2 million. This increase was mainly due to the acquired brands and higher spending in support of deodorizing products, partially offset by lower spending on existing personal care products.

Selling, general and administrative expenses increased $8.7 million. Higher personnel related expenses and transition expenses associated with acquired products, and a $2.3 million impairment charge related to the tradename valuation of a recently acquired brand name, were partially offset by the elimination of goodwill and certain tradename amortization expense associated with the Company’s adoption of SFAS No. 142.

Other Income and Expenses

The increase in equity in earnings of affiliates was due to the inclusion of $18.1 million of allocated full year profits from Armkel LLC, which reflected a disproportionate recapture of $5 million of allocated losses sustained in the fourth quarter of 2001 (See footnote 6 for further explanation of Armkel’s results). The Company’s other equity investments, Armand Products and Armakleen, were virtually unchanged.

Investment income was slightly lower due to lower interest rates on funds invested.

Interest expense increased significantly from the prior year as a result of the Company carrying the debt used to finance the two significant acquisitions in 2001.

Other expenses consisted mostly of foreign exchange losses of approximately $2 million associated with the Company’s Brazilian subsidiary QGN.

Taxation

The effective tax rate for 2002 was 34.0%, compared to 36.4% in the previous year. The lower rate in 2002 reflected the impact of Armkel’s foreign subsidiaries, whose post-tax results were included in equity in earnings of affiliates, partially offset by a higher state tax rate.

Segment Results

Current and prior year results by segment are presented based upon segments as described in Note 16 of the Notes to Consolidated Financial Statements.

The Company has identified its operating segments based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Church & Dwight (“C&D”) Consumer, Armkel LLC (“Armkel”), C&D Specialty Products Division (“SPD”), Other Equity Affiliates (includes Armand Products Company (“Armand”) and The ArmaKleen Company (“Armakleen”)) and Corporate.

Segment revenues are derived from the sale of the following products:

Segment	Products
C&D Consumer	Deodorizing and cleaning, laundry, and personal care products
Armkel	Personal care products
SPD	Specialty chemical products
Other Equity Affiliates	Specialty chemical products

The Company has 50 percent ownership interests in Armkel, Armand and Armakleen. Since the Company does not control these entities, they are accounted for under the equity method in the consolidated financial statements of the Company. However, they are included in the segment disclosures presented below because the chief operating decision maker regularly reviews their operating results and performance.

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2003. All amounts are presented in thousands. The Company’s segment presentation for 2002 and 2001 has been revised from prior period presentations to separately present Armkel and Other Equity Investees, which were formerly included in the Consumer Products and Specialty Products segments, respectively. The segment discussion also presents product line fluctuations.

	C&D Consumer	Armkel LLC	C&D SPD	Other Equity Affiliates	Corporate (2)	Equity Affiliate Adjmts	As Reported
Net Sales (1)
2003	$869,038	$410,694	$187,836	$48,864	$—	$(459,558)	$1,056,874
2002	864,116	383,782	183,033	45,720	—	(429,502)	1,047,149
2001	786,910	77,561	172,797	46,427	—	(123,988)	959,707

Income Before Taxes and Minority Interest
2003	72,847	57,181	15,486	7,005	—	(35,554)	116,965
2002	63,098	35,444	16,617	6,882	—	(20,806)	101,235
2001	63,249	(15,367)	20,030	7,228	660	1,944	77,744

1)	C&D Consumer Net Sales include intersegment sales to Armkel of $2,922, $1,351 and $14 in 2003, 2002 and 2001, respectively. Other Equity Affiliates Net Sales include intersegment sales to C&D SPD of $6,037, $5,378 and $0 in 2003, 2002 and 2001, respectively.
2)	In 2001, operating profit was affected by changes in estimates relating to the restructuring reserve recorded in 2000, which amounted to $660.

C&D Consumer Products

2003 compared to 2002

C&D Consumer Net Sales of the Company grew .6% to $869.0 million for the year, including the fourth quarter acquisition of the oral care brands from Unilever, partially offset by the aforementioned change in revenue recognition policy. Major factors that impacted comparative product lines performance included a $1.3 million reversal of prior year promotion reserves due to a change in estimate; last year’s sales included a similar change in promotion estimate of $5.3 million. Furthermore, C&D Consumer Net Sales were also lower due to discontinuation of some former USA Detergents cleaners and former Carter-Wallace pet care products, which impacted the Deodorizing and Cleaning Products line. Net sales of liquid laundry detergent were significantly higher and more than offset the continuing industry trend of declining powder laundry detergent sales as more and more consumers switch to the liquid form of the product in the Laundry Products line. Personal Care Products, aside from the Unilever impact, were lower in part because of a reduction in gum sales and the discontinued Breathcare line.

C&D Consumer Income Before Taxes and Minority Interest increased $9.7 million or 15.5% to $72.8 million mostly due to an $11.6 million increase in gross profit with almost half of this increase coming from the acquired Unilever brands. The remainder of this gross profit improvement was the result of improved Laundry Product margins as well as lower manufacturing costs for Arrid Antiperspirant since its relocation to the Lakewood plant from the former Carter-Wallace Cranbury plant. Higher marketing expenses of $4.1 million were mainly in support of the newly introduced Cleaning Product Brillo Scrub N Toss, followed by higher advertising for Arrid Antiperspirant and Arm & Hammer Dentifrice, and partially offset by lower marketing costs for the gum line and the discontinued Breathcare line. Selling, general and administrative expenses were $2.0 million lower because of the elimination of transition related expenses incurred in 2002 associated with the acquired Carter-Wallace products, and tradename impairment charges recorded in 2002, partially offset by higher personnel related costs.

2002 compared to 2001

C&D Consumer Net Sales of the Company grew almost 10% in 2002 to $864.1 million, as compared to $786.9 million in 2001. Virtually all of this increase was due to the additional sales stemming from businesses acquired from Carter-Wallace in the fourth quarter of 2001 amounting to approximately $73.8 million, and to a lesser extent the reversal of prior year promotion liabilities of approximately $5.3 million (based on latest estimates).

C&D Consumer Income Before Taxes and Minority Interest of $63.1 million in 2002 were flat with 2001. Higher gross profit of $32.0 million resulted from the acquired businesses, improved Laundry Product profit margins of 2.7 points due to the virtually full year benefits of the USA acquisition, the promotion adjustment of prior year reserves of $5.3 million, partially offset by a reduced gross margin of 3.9 points on existing Personal Care Products from higher promotional spending related to 2002 sales, and higher manufacturing costs associated with the Cranbury production of Arrid Antiperspirant earlier in the year. To a lesser extent gross profit absorbed approximately $4 million of equipment obsolescence charges related to process improvements at two plants, and downsizing and impairment charges at two other plants. The marketing expense increase of $10.7 million over 2001 was mainly due to the acquired brands and higher spending in support of deodorizing products, partially offset by lower spending on existing personal care brands. Selling, general and administrative expenses increased $9.1 million over the prior year as higher personnel related expenses and transition expenses associated with acquired products, and a $2.3 million impairment charge related to a tradename valuation of a recently acquired brand name, were partially offset by the elimination of Goodwill and certain tradename amortization expense associated with the Company’s adoption of SFAS 142. Furthermore, interest expense increased $10.2 million from the prior year as a result of the Company carrying the debt used to finance the two significant acquisitions in 2001.

Armkel LLC

2003 compared to 2002

Armkel’s Net Sales increased by $26.9 million or 7.0% to $410.7 million, as compared to $383.8 million in 2002. This year’s increase was impacted by favorable foreign exchange rates of approximately $19.1 million offset by the change in revenue recognition of approximately $3.4 million. At the brand level, international sales on a constant dollar basis increased $13.3 million or 7.6% reflecting higher sales of Arm & Hammer dentifrice in the United Kingdom and Mexico, higher export sales from the United Kingdom, the addition of the Selsun brand in Australia and stronger sales of Lineance and Nair in France. These higher international sales were partially offset by a 2.6% reduction in domestic sales primarily of First Response Pregnancy Test Kits and Nair depilatories, the latter of which was impacted by weather and competitive factors.

Armkel’s Income Before Taxes and Minority Interest of $57.2 million in 2003 was $21.7 million higher than the $35.4 million in 2002. Gross profit increased $17.6 million on the higher sales and a .7% margin improvement reflecting the full year benefits of its operations integration with Church & Dwight, partially offset by start-up costs and promotion expenses associated with new product introduction. Last year’s gross profit included an $8.1 million acquisition-related inventory step-up charge. Marketing expenses increased $6.5 million above the prior year and were driven by the Lineance launch in the US, as well as increased advertising behind Arm & Hammer dentifrice products and Trojan condoms in the UK, Lineance and Nair in France and other initiatives. Selling, general and administrative expenses decreased by approximately $8.0 million mainly due to a $12.7 million settlement of litigation on pregnancy test kits, partially offset by a $3.1 million impairment charge for an asset held for sale at Cranbury, NJ. Interest expense was reduced by $2.1 million on a lower level of average debt outstanding at lower interest rates. The combination of higher gross profit, higher marketing expenses, lower selling, general and administrative expenses and lower interest expense resulted in the increase in Income Before Taxes and Minority Interest in 2003, as compared to 2002.

2002 compared to the three months ended December 31, 2001

Armkel’s Net Sales increased $306.2 million in 2002 to $383.8 million from $77.6 million in 2001. This net sales increase is primarily due to the businesses acquired from Carter-Wallace at the end of September 2001.

Armkel’s Income Before Taxes of $35.4 million in 2002 increased from the $15.4 million loss incurred during the start-up in 2001 when among full year activities Armkel recognized transition related costs, and incurred a $15.1 million charge for the step-up of opening inventory values established as part of purchase accounting. The remaining step-up of opening inventory values of $8.1 million was charged off in 2002.

Specialty Products

2003 compared to 2002

Specialty Products Net Sales grew $4.8 million or 2.6% due to higher specialty chemicals sales, which included the impact of favorable foreign exchange rates at its subsidiaries in the United Kingdom and Brazil, partially offset by lower sales of animal nutrition products and the impact from the change in revenue recognition policy.

Specialty Products Income Before Taxes and Minority Interest decreased by $1.1 million to $15.5 million for the year. This is mainly a result of a $3.7 million decrease in gross profit due to higher manufacturing costs in certain animal nutrition and specialty chemical products, particularly a palm oil derivative used in animal nutrition. Lower gross profit along with lower marketing expenses of $1.5 million mostly in the animal nutrition products, combined with flat year over year selling, general and administrative expenses, and a $.7 million reduction in interest expense.

2002 compared to 2001

Specialty Products Net Sales grew $10.2 million or 5.9% to $183.0 million in 2002 from $172.8 million in 2001 largely as a result of the acquisition of Biovance Technologies Inc. of approximately $7.1 million at the beginning of 2002.

Specialty Products Income Before Taxes and Minority Interest declined by $3.4 million reflecting a negative impact to gross profit stemming from the start-up costs of the new Madera, California animal nutrition facility, for the production of Megalac Rumen Bypass Fats and related higher-value Megalac products for the West Coast dairy feed additives market. Gross profit was also negatively impacted by higher raw material costs for Megalac related products. These gross profit decreases were mainly offset by a higher gross profit contribution from the addition of the Biovance acquisition. A higher gross profit of approximately $1.4 million together with the Biovance acquisition helped to drive higher marketing expenses of approximately $.7 million, higher selling, general and administrative expenses of approximately $1.2 million, and higher interest costs of $2.2 million.

Other Equity Affiliates

2003 compared to 2002

Other Equity Affiliates Net Sales of Armand Products Company and ArmaKleen Company increased by $3.1 million to $48.9 million, with the increase being almost equally split between the two companies.

Other Equity Affiliates Income Before Taxes and Minority Interest were slightly ahead of the prior year reflecting better gross profit margins on the ArmaKleen cleaning businesses higher net sales, offset by lower gross margins on the Armand Products net sales because of a mix change toward more export business as the video glass industry in the US continues to experience rapid dislocation.

2002 compared to 2001

Other Equity Affiliates Net Sales of Armand Products Company and ArmaKleen Company decreased by $.7 million to $45.7 million in 2002 from 2001, largely because of lower ArmaKleen sales.

Other Equity Affiliates Income Before Taxes and Minority Interest decreased $.3 million on the lower net sales resulting in a reduction in gross profit of $.9 million which was partially offset by a $.5 million reduction in selling, general and administrative expenses principally resulting from an ArmaKleen reorganization in 2001.

Liquidity and Capital Resources

The Company had outstanding total debt of $397.0 million, and cash of $75.6 million, for a net debt position of $321.4 million at December 31, 2003. This compares to $292.1 million at December 31, 2002.

In the fourth quarter of 2001, the Company financed its investment in Armkel, the acquisition of USA Detergents and the Antiperspirant and Pet Care businesses from Carter-Wallace with a $510 million credit facility consisting of a $125 million five year term loan (Term Loan A), a $285 million six year term loan (Term Loan B) and a $100 million revolving credit facility. The entire amount of the term loans was drawn at closing and the revolving credit facility remains fully un-drawn. Term Loan A paid interest at 200 basis points over LIBOR and Term Loan B pays interest at 250 basis points over LIBOR, with interest rates determined based on the ratio of total debt to EBITDA as defined in the Company’s loan agreement (“Adjusted EBITDA”). The Term Loan A was paid off in full during the first half of 2003 primarily from the proceeds of the receivables purchase agreement and operating cash flows.

On October 20, 2003 the Company completed its purchase of four oral care brands from Unilever in the United States and Canada. The acquisition was funded by obtaining new Tranche B Term Loans through an Amendment to the Company’s Credit Agreement dated September 28, 2001 as well as available cash. In connection with the Amendment, the Company, was provided with new Tranche B Term Loans in the amount of $250 million, which were used to replace the existing Tranche B Term Loans of approximately $150 million, and used the remaining $100 million to fund the Unilever transaction. The new Tranche B Loans, which have essentially the same terms as the replaced loans, but with more favorable interest rate provisions at 225 basis points over LIBOR, repayable in approximately $0.6 million quarterly installments through September 2006 and thereafter in substantial quarterly installments until September 2007, when the loan is fully paid. As a result of the refinancing, the Company wrote-off the balance of the deferred financing costs associated with the previous financing in the fourth quarter of 2003.

During the first quarter of 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion, $60 million, of its primary credit facility. The transaction resulted in a reclassification of long-term debt to short-term debt in the Company’s Consolidated Balance Sheet. Under this arrangement, the Company sold, and will sell from time to time, throughout the 3 year term of the agreement, its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware limited liability company (“Harrison”). Harrison in turn sold, and will sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. The receivables assets and the short-term borrowings of Harrison are included in the consolidated financial statements of the Company. The transactions were entered into to reduce certain expenses associated with the credit facility in addition to lowering the Company’s financing costs by accessing the commercial paper market. The balance outstanding under the agreement was $56.3 million at December 31, 2003.

In early August of 2003, the Company refinanced $100 Million of its Term Loan bank debt principally through the sale of $100 million principal amount of 5.25% convertible senior debentures due on August 15, 2033 through a private placement to qualified institutional buyers. The debentures rank equal in right of payment with all of the Company’s existing and future unsecured senior indebtedness. The debentures are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness and to all of the existing and future indebtedness and other liabilities of the Company’s subsidiaries. The Company has the right to repurchase all or part of the debentures on or after August 15, 2008. Interest is paid semi-annually on August 15th and February 15th of each year.

On each of August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023 and August 15, 2028, or in the event of a change in control, holders may require the Company to repurchase all or any portion of the debentures at a purchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of repurchase. The Company must pay cash for any debentures repurchased on August 15, 2010. However, the Company may choose to pay cash, shares of its common stock, or a combination of cash of shares of its common stock for any debentures repurchased on August 15, 2013, August 15, 2018, August 15, 2023 or August 15, 2028 or following a change in control.

Holders may convert their debentures into shares of the Company’s common stock prior to maturity at a conversion rate of 21.5054 shares of common stock per each $1,000 principal amount of debentures, which is equivalent to an initial conversion price of approximately $46.50 per share, subject to adjustment in certain circumstances. The initial conversion price represents a 42.16% premium over the closing price of the Company’s common stock on August 5, 2003, which was $32.71 per share. A holder may convert the debentures into the Company’s common stock under the following circumstances: the sale price of the Company’s common stock is more that 120% of the conversion price (the “20% conversion price premium”); the trading price of a debenture falls below a specified threshold; specified credit rating events with respect to the debentures occur; the Company calls the debentures for redemption; or specified corporate transactions occur.

Because of the inclusion of the restricted convertibility feature of the debentures, the Company’s diluted net income per common share calculation does not give effect to the dilution from the conversion of the debentures until the Company’s share price exceeds the 20% conversion price premium or one of the other events described above occurs.

The issuance of debentures is reflected on the Company’s Statement of Cash Flow opposite the captions of Proceeds from long-term borrowings and Deferred financing costs.

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility and management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was approximately $151 million for the full year 2003. The leverage ratio (total debt to Adjusted EBITDA) at December 31, 2003 per the loan agreement was approximately 2.58 versus the agreement’s maximum 3.00, and the interest coverage ratio was approximately 6.13 versus the agreement’s minimum of 4.75. This credit facility is secured by a blanket lien on all of the Company’s assets. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to the Company’s key liquidity measure, Adjusted EBITDA, is as follows (in millions):

Net Cash Provided by Operating Activities	$117.9
Interest Expense	24.5
Current Income Tax Provision	23.5
Distributions from Affiliates	4.6
Decrease in Working Capital and Other Liabilities	(15.6)
Interest Income	(1.3)
Other	(2.1)

Adjusted EBITDA (per loan agreement)	$151.5

Net Cash Used in Investing Activities	$(141.2)

Net Cash Provided by Financing Activities	$21.9

During 2003, cash flow from operating activities was $117.9 million. Major factors contributing to the cash flow from operating activities included operating earnings before non-cash charges for depreciation and amortization, a decrease in working capital, in particular inventory partially offset by the net non-cash impact from the equity in earnings of affiliates. Operating cash flow together with the aforementioned new bank borrowing activity, the issuance of convertible debt and proceeds obtained through a receivables purchase agreement, described herein, were used to fund the investing activities to acquire the oral care brands from Unilever, and to pay for additions to property, plant and equipment. Remaining cash was used to make both voluntary and mandatory debt repayments and the proceeds from stock options exercised helped to pay cash dividends.

In 2002, operating cash flow was $113.8 million. Major factors contributing to the cash flow from operating activities included operating earnings before non-cash charges for depreciation and amortization, and a significant reduction in working capital, particularly inventories, offset by the net non-cash impact from the equity in earnings of affiliates. Operating cash flow was used for additions to property, plant and equipment and to consummate the acquisition of Biovance. Operating cash together with proceeds from stock options exercised and a collected note receivable, were used to make both voluntary and mandatory debt repayments and to pay cash dividends.

Commitments as of December 31, 2003.

The table below summarizes the Company’s material contractual obligations and commitments as of December 31, 2003.

	Payments Due By Period (Thousands of dollars)
	Total	2004	2005 to 2007	2008 to 2009	After 2009
Long-term debt
Syndicated Financing Loans	$230,000	$2,875	$227,125	$—	$—
Convertible Bond	100,000	—	—	—	100,000
Securitization of A/R Facility	56,300	56,300	—	—	—
Various Debt from Brazilian Banks	7,356	6,037	1,319	—	—
Industrial Revenue Bonds	3,390	685	1,370	1,335	—

Capital Lease Obligations	0	0	0	0	0

Operating Leases Obligations	$50,085	$9,447	$20,349	$11,035	$9,254
Other Long-Term Liabilities
Letters of Credit (1)	6,874	6,874	—	—	—
Guarantees(2)	8,173	8,173	—	—	—
Surety/Performance bonds(3)	323	323	—	—	—
Raw Materials Purchase Commitments	43,540	28,718	14,822	—	—
Joint Venture Agreement(4)	111,750	—	—	—	111,750

Total	$617,791	$119,432	$264,985	$12,370	$221,004

(1)	Letters of credit with several banks guarantee payment for such things as insurance claims in the event of the Company’s insolvency, a year’s worth of lease payments on a warehouse, and 200 days of interest on the Industrial Revenue Bond borrowing.
(2)	Guarantees represent minimum performance based payment obligations in connection with the Biovance and Unilever acquisitions.
(3)	Surety/performance bonds were established for construction of the Company’s headquarters addition in Princeton, NJ and for construction activities at the Company’s North Brunswick, NJ plant.
(4)	Reflects the amount payable to Kelso in the event of a sale of Armkel or as a result of Kelso’s exercise of its put option under the Joint Venture Agreement.

The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements. Our diverse product offerings, strong brand names and market positions have provided a stable base of cash flow. Our diverse product line is marketed through multiple distribution channels, reducing our dependence on any one category or type of customer. Similar to other basic consumer products, we believe that consumers purchase our products largely independent of economic cycles. However, the Company’s ability to meet its financial obligations depends on successful financial and operating performance. The Company cannot guarantee that its business strategy will succeed or that it will achieve the anticipated financial results. The Company’s financial and operational performance depends upon a number of factors, many of which are beyond its control. These factors include:

•	Competitive conditions in the categories of the consumer products industry in which we compete;

•	Operating difficulties, operating costs or pricing pressures we may experience;

•	Passage of legislation or other regulatory developments that affects us adversely;

•	Delays in implementing any strategic projects; and

•	Current geo-political events.

The Company cannot give assurance that it will generate sufficient cash flow from operations or that it will be able to obtain sufficient funding to satisfy all its obligations, including those noted above. If the Company is unable to pay its obligations, it will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring indebtedness or raising additional equity capital. However, the Company cannot give assurance that any alternative strategies will be feasible or prove adequate to satisfy its obligation.

The Company has a total debt-to-capital ratio of approximately 48%. At December 31, 2003 the Company had $100 million of additional domestic borrowing capacity available through its revolving credit agreement. Capital expenditures in 2004 are expected to be moderately lower than the level of the prior year. Management believes that operating cash flow, coupled with the Company’s access to credit markets, will be sufficient to meet the anticipated cash requirements for the coming year.

Armkel

The Armkel venture was initially financed with $229 million in equity contributions, of which approximately $112 million was contributed by the Company, and an additional $445 million of debt.

Armkel LLC had outstanding long-term debt of $367 million, and cash less short-term debt of $69 million, for a net debt position of $298 million at year-end. In addition, Armkel had unused revolving credit bank lines of $85 million. Any debt on Armkel’s balance sheet is without recourse to the Company.

Under the terms of its joint venture agreement with Kelso, the Company has a call option to acquire Kelso’s interest in Armkel in three to five years after the closing, at fair market value as defined in the agreement subject to a floor and a cap. If the Company does not exercise its call option, then Kelso may request the Company to purchase its interest. If the Company elects not to purchase Kelso’s interest, then Kelso’s and the Company’s equity in the joint venture may be offered to a third party. If such a sale should occur, depending on the proceeds received, the Company may be required to make a payment to Kelso up to an amount of approximately $112 million. Kelso also may elect to have the Company purchase its interest for $112 million. This amount is not payable until the eighth year from the formation of the venture. Finally, Kelso may require the Company to purchase its interest upon a change in control as defined in the joint venture agreement. The venture’s Board has equal representation from both the Company and Kelso.

If the Company were to exercise its call option, it would likely incur additional debt; however, that decision would be made only after a number of financing alternatives were considered.

OTHER ITEMS

Market Risk

Concentration of Risk

A group of three C&D Consumer customers accounted for approximately 26% of consolidated net sales in 2003, including a single customer Walmart, which accounted for approximately 17%. A group of three C&D Consumer customers accounted for approximately 23% of consolidated net sales in 2002, including Walmart, which accounted for approximately 16%. This group accounted for 23% in 2001.

As part of the USA Detergents merger agreement, the Company divested USA Detergents non-laundry business and other non-core assets to former USA Detergents executives under the new company name of USA Metro, Inc. (“USAM”), subsequently renamed USA Detergents (“USAD”).

The Company has a concentration of risk with USAD at December 31, 2003 in the form of trade accounts receivable and an amount due for leased space of approximately $3.2 million, a 16% equity interest in USAD of $0.4 million and a note receivable for other assets of $2.0 million-payments start with the beginning of 2006. This note has a carrying value of approximately $1.4 million using an effective interest rate of 17%.

Should USAD be unable to meet these obligations, the impact would have an adverse effect on the Company’s Consolidated Statement of Income.

Interest Rate Risk

The Company’s primary domestic borrowing facility is made up of a $ 510 million (amended) credit agreement of which $230.0 million remained outstanding as of December 31, 2003; and $100 million of a revolving credit agreement all of which was un-drawn at December 31, 2003. The Company entered into a receivables purchase agreement with the issuer of receivables-backed commercial paper in order to refinance a portion of its primary borrowing facility. The balance outstanding under this agreement was $56.3 million at December 31, 2003. During the third quarter of 2003, the Company also refinanced $100 million of its primary borrowing facility through the sale of $100 million principal amount of 5.25% fixed rate convertible senior debentures due on August 15, 2033. The weighted average interest rate on all these borrowings at December 31, 2003, excluding deferred financing costs and commitment fees, was approximately 3.7% including the effect of hedges. The Company entered into interest rate swap agreements to reduce the impact of interest rate fluctuations on this debt, as required by the credit agreement. The swap agreements are contracts to exchange floating rate for fixed interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. As of December 31, 2003, the Company entered into agreements for a notional amount of $56 million, swapping debt with a one- month LIBOR rate for a fixed rate that averages 4.0%. As a result, the swap agreements eliminate the variability of interest expense for that portion of the Company’s debt. On an annualized basis a drop of 10% in interest rates would result in a $.4 million payment under the swap agreement in excess of what would have been paid based on the variable rate. However, a 10% increase in interest rates would result in a $.3 million increase in interest expense on the debt not hedged.

The Company’s domestic operations and its Brazilian subsidiary have other short and long- term debts that are floating rate obligations. If the floating rate were to change by 10% from the December 31, 2003 level, annual interest expense associated with the floating rate debt would be immaterial.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar and U.S. Dollar/Brazilian Real.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales denominated in the Canadian dollar, the British pound and the Japanese Yen. The terms of these contracts are for periods of under 12 months. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows from the sale of products to foreign customers will be adversely affected by changes in exchange rates. The Company did not have any forward exchange contracts outstanding at December 31, 2003 and December 31, 2002.

The Company is also subject to translation exposure of the Company’s foreign subsidiary’s financial statements. A hypothetical 10% change in the exchange rates for the U.S. Dollar to the Canadian Dollar, the British Pound and the Brazilian Real from those at December 31, 2003 and 2002, would result in an annual currency translation gain or loss of approximately $.5 million in 2003 and $.3 million in 2002.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in market price of shares in the Company’s deferred compensation plan. These contracts, which consist of cash settled call options in the amount of 185,000 shares, hedge approximately 50% of the shares related to the plan and are marked to market through earnings. As a result, the Company recognized income of approximately $1.5 million in 2003, and $.4 million in 2002, which reduced the charge for deferred compensation.

Related Party Transactions

The Company has achieved substantial synergies by combining certain of its operations with those of Armkel, particularly in the areas of sales, manufacturing and distribution, and most service functions. Armkel has retained its core marketing, research & development, and financial planning capabilities, and continues to manufacture condoms, but purchases virtually all the support services it requires for its U.S. domestic business from the Company under a management services agreement, which has a term of five years with possible renewal.

During 2003, the Company invoiced Armkel $24.4 million for administrative services, purchased $1.9 million of deodorant anti-perspirant inventory produced by Armkel at its cost and sold $2.9 million of Arm & Hammer products that were sold in international markets. The Company has an open receivable from Armkel at December 31, 2003 of approximately $6.7 million that primarily related to administrative services.

As noted in the Concentration of Risk section of this exhibit, the Company divested USA Detergents non-laundry business and other non-core assets to former USA Detergents executives concurrent with the merger agreement. The Company has a 16% ownership interest in the newly formed company USAD. The Company supplies USAD with certain laundry and cleaning products it produces to meet the needs of the markets USAD is in at cost plus a mark-up. In addition, the Company leases manufacturing and office space to USAD under a separate agreement.

During 2003, the Company sold $21.8 million of laundry and cleaning products to USAD. Furthermore, the Company billed USAD $.5 million and USAD billed the Company $.2 million for leased space. For open amounts receivable at December 31, 2003, see Concentration of Risk section on page 28.

The Company’s only financial interest in Armkel and USAD is the Company’s direct equity investments in Armkel and USAD. The Company has no relationship with the other equity holders of Armkel and USAD, respectively. For this reason, the Company believes it has no incentive to negotiate with either Armkel or USAD in a manner that is not in the best interests of its stockholders generally.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effective date for the Company was January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation”). The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement No 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for the year ended December 31, 2002 and for interim financial statements for the first quarter of 2003. The Company has not elected to voluntarily change its stock compensation accounting method.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement was effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of the provisions of SFAS 149 did not have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which aims to eliminate diversity in practice by requiring that the “freestanding” financial instruments be reported as liabilities by their issuers. The provisions of SFAS 150, which also include a number of new disclosure requirements, were effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The adoption of the provisions of SFAS 150 did not have an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, (FIN No. 46) “Consolidation of Variable Interest Entities.” FIN No. 46 sets forth criteria to be used in determining whether an investment in a variable interest entity (VIE) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 would require the immediate consolidation of specified VIEs created after January 31, 2003. For specified VIEs created before February 1, 2003, FIN No. 46 would require consolidation in interim or annual financial statements issued for periods beginning after December 15, 2003. The Company has evaluated the impact of FIN 46 with regard to Armkel LLC, the Armand Products Joint Venture and the Armakleen Company and has determined that none of these investments qualifies as a VIE.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement retained the disclosure requirements as originally included in SFAS No. 132 and contained additional disclosure requirements. The Company has included the required disclosures in Note 11 to its financial statements.

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1 “Accounting and Disclosure Requirements to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company’s Consolidated Financial Statements or notes do not reflect the effects of the Act on the postretirement health care plan and specific guidance on the accounting for the deferral subsidy is pending and once guidance is issued, could require the Company to change previously reported information.

Competitive Environment

Many of our competitors are large companies, including The Procter & Gamble Company, Unilever, Inc., The Clorox Company, Colgate-Palmolive Company, and S.C. Johnson & Son, Inc., which have greater financial resources than the Company. These companies have the capacity to outspend the Company in an attempt to gain market share.

Because of the competitive environment facing retailers, the Company faces pricing pressure from these customers, particularly the high-volume retail store customers, who have increasingly sought to obtain pricing concessions or better trade terms. These concessions or terms could reduce the Company’s margins. Furthermore, if the Company is unable to maintain price or trade terms acceptable to its trade customers, the customers could increase product purchases from our competitors, which would harm the Company’s sales and profitability.

Consumer products, particularly those that are value-priced, such as laundry and household cleaning products, are subject to significant price competition. From time to time, the Company may need to reduce the prices for some of its products to respond to competitive and customer pressures and to maintain market share.

The Company has entered the oral care and personal care and deodorizing businesses using the unique strengths of its ARM & HAMMER trademark and baking soda technology. These are highly innovative markets, characterized by a continuous flow of new products and line extensions, and requiring heavy advertising and promotion.

In the toothpaste category, after leading its category in growth several years ago, driven by the success of ARM & HAMMER ADVANCE WHITE toothpaste, the Company’s share dropped in both 2002 and 2003 mainly as a result of competitive new products and aggressive spending by other manufacturers in the category.

In the personal care category, several new products and line extensions in oral care were expanded during the final quarter of 2001, in particular ARM & HAMMER ADVANCE BREATH CARE, a line of oral deodorization products including mouthwash, mints and toothpaste. This oral care line of products did not live up to our expectations in 2002 and 2003 particularly since key retailers started moving away from mints and therapeutic gums in the oral care aisle of the store. Because this trend cannot be halted or reversed, this particular line of products is being discontinued.

In 2003, the Company announced several new consumer product initiatives. Early in 2003, the Company launched ARRID TOTAL Soft Solid antiperspirants targeted primarily to women, and broadened its ARM & HAMMER ULTRAMAX antiperspirant line by adding a gel primarily targeted at men. To strengthen its toothpaste franchise, the Company introduced ARM & HAMMER COMPLETE CARE, the first ARM & HAMMER all-in-one toothpaste. In the laundry area, the Company launched ARM & HAMMER FRESH ‘N SOFT Liquid Fabric Softener as a companion product to the existing fabric softener dryer sheets. These products all reached broad national distribution during the second quarter. In addition, beginning in the second quarter, the Company launched BRILLO SCRUB ‘N TOSS, a disposable cleaning pad, and the Company’s first major extension to the BRILLO line. These introductions usually involve heavy marketing costs in the year of launch, and the eventual success of these new product and line extensions will not be known for some time.

During the fourth quarter of 2003, the Company completed the national distribution of ARM & HAMMER® EASY FLUSH Clumping Cat Litter, a major new addition to its cat litter line. The Company also repackaged its XTRA Liquid Laundry Detergent line in vibrant new bottle colors cued to the product’s fragrance variants, and expanded distribution of this product line in the mass channel.

Early in 2004, the Company launched ARM & HAMMER ENAMEL CARE toothpaste, its most important oral care innovation in several years. Enamel Care is based on proprietary formulation and packaging technology which combines the cleaning and whitening properties of baking soda with fluoride and patented liquid calcium in a dual chamber tube to fill tooth surfaces and restore enamel luster. The product is available in two variants: Advanced Cleaning and Natural Whitening. In addition, the entire ARM & HAMMER toothpaste line has been re-staged with new packaging graphics designed to return the brand to its original emphasis on therapeutic benefits. Other important personal care initiatives, early in 2004, include additions to the ARRID TOTAL and ARM & HAMMER ULTRAMAX antiperspirant lines.

In the Specialty Products business, competition within the two major product categories, sodium bicarbonate and potassium carbonate, remained intense in 2003. Sodium bicarbonate sales have been negatively impacted for several years by nahcolite-based sodium bicarbonate manufacturers. As for potassium carbonate, the Company expects imports of video glass and production from foreign suppliers to affect U.S. demand in 2004 as it did in 2003.

During the year, the Company continued to pursue opportunities to build a specialized industrial cleaning business using our aqueous-based technology. In early 1999, the Company extended its alliance with Safety-Kleen Corp. to build a specialty cleaning products business based on our technology and their sales and distribution organization. The second year of this alliance was impacted by Safety-Kleen’s financial difficulties leading to a Chapter 11 filing in June of 2000, and a major reorganization implemented during the second half of that year. Since then Safety-Kleen Corp. has emerged from its bankruptcy in 2003. While this opportunity has demonstrated more stability in 2003 and continues to hold great promise, the outcome will not be known for some time.

Cautionary Note on Forward-Looking Statements

This Annual Report contains forward-looking statements relating to, among other things, short- and long-term financial objectives, sales growth, cash flow and cost improvement programs. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risk, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, the financial condition of major customers, and the Company’s determination and ability to exercise its option to acquire the remaining 50% interest in Armkel LLC. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the acquisition or divestiture of assets.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

	2003			2002
Common Stock Price Range and Dividends	Low	High	Dividend	Low	High	Dividend
1st Quarter	$27.59	$31.46	$.075	$25.54	$31.80	$0.075
2nd Quarter	29.85	33.44	.075	28.05	36.50	0.075
3rd Quarter	31.50	35.32	.080	26.43	33.50	0.075
4th Quarter	34.37	41.49	.080	28.00	36.00	0.075

Full Year	$27.59	$41.49	$0.31	$25.54	$36.50	$0.30

Based on composite trades reported by the New York Stock Exchange.

Approximate number of holders of Church & Dwight’s Common Stock as of December 31, 2003: 10,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section on pages 28 through 30 of this annual report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001
Net Sales	$1,056,874	$1,047,149	$959,707
Cost of sales	738,883	735,928	680,211

Gross Profit	317,991	311,221	279,496
Marketing expenses	88,807	86,195	74,803
Selling, general and administrative expenses	117,333	120,512	111,832
Plant shutdown and other items	—	—	(660)

Income from Operations	111,851	104,514	93,521
Equity in earnings (loss) of affiliates	28,632	21,520	(6,195)
Investment earnings	1,322	1,793	2,224
Other expense (net)	(313)	(2,618)	(269)
Interest expense	(24,527)	(23,974)	(11,537)

Income before minority interest and taxes	116,965	101,235	77,744
Minority interest	30	143	3,889

Income before taxes	116,935	101,092	73,855
Income taxes	35,974	34,402	26,871

Net Income	$80,961	$66,690	$46,984

Weighted average shares outstanding (in thousands)— Basic	40,227	39,630	38,879
Weighted average shares outstanding (in thousands)— Diluted	42,199	41,809	40,819

Net Income Per Share—Basic	$2.01	$1.68	$1.21
Net Income Per Share—Diluted	$1.92	$1.60	$1.15

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share data)	2003	2002
Assets
Current Assets
Cash and cash equivalents	$75,634	$76,302
Accounts receivable, less allowances of $1,969 and $1,546	107,553	100,252
Inventories	84,176	82,674
Deferred income taxes	14,109	18,154
Current portion of long-term note receivable	942	870
Prepaid expenses	6,808	7,184

Total Current Assets	289,222	285,436

Property, Plant and Equipment (Net)	258,010	240,007
Note Receivable	8,766	9,708
Equity Investment in Affiliates	152,575	131,959
Long-term Supply Contracts	5,668	6,538
Tradenames and Other Intangibles	119,374	90,036
Goodwill	259,444	202,388
Other Assets	26,558	22,169

Total Assets	$1,119,617	$988,241

Liabilities and Stockholders’ Equity

Current Liabilities
Short-term borrowings	$62,337	$4,490
Accounts payable and accrued expenses	148,958	156,921
Current portion of long-term debt	3,560	11,455
Income taxes payable	17,199	12,315

Total Current Liabilities	232,054	185,181

Long-term Debt	331,149	352,488
Deferred Income Taxes	61,000	57,103
Deferred and Other Long-term Liabilities	40,723	30,000
Nonpension Postretirement and Postemployment Benefits	15,900	15,609
Minority Interest	297	214
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value
Authorized 100,000,000 shares, issued 46,660,988 shares	46,661	46,661
Additional paid-in capital	51,212	39,550
Retained earnings	435,677	367,211
Accumulated other comprehensive (loss)	(13,962)	(16,919)

	519,588	436,503
Common stock in treasury, at cost:

5,874,963 shares in 2003 and 6,763,554 shares in 2002	(81,094)	(88,857)

Total Stockholders’ Equity	438,494	347,646

Total Liabilities and Stockholders’ Equity	$1,119,617	$988,241

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31,
(Dollars in thousands)	2003	2002	2001
Cash Flow From Operating Activities
Net Income	$80,961	$66,690	$46,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	30,224	27,890	27,843
Disposal and write-down of assets	6,848	6,193	—
Equity in (earnings) loss of affiliates	(28,632)	(21,520)	6,195
Deferred income taxes	12,490	17,817	7,295
Other	330	2,072	169
Change in assets and liabilities: (net of effects of acquisitions and divestitures)
(Increase) decrease in accounts receivable	(6,290)	5,876	(25,518)
Decrease (increase) in inventories	16,508	16,771	(14,544)
Decrease (increase) in prepaid expenses	509	(394)	(2,161)
(Decrease) in accounts payable	(12,262)	(22,963)	(12,423)
Increase in income taxes payable	7,394	10,199	5,669
Increase in other liabilities	9,790	5,138	2,212

Net Cash Provided by Operating Activities	117,870	113,769	41,721
Cash Flow From Investing Activities
Decrease in short-term investments	—	—	2,990
Additions to property, plant and equipment	(32,211)	(38,739)	(34,086)
Purchase of USA Detergents common stock	—	—	(100,707)
Acquisition of Biovance stock (net of cash acquired of $365 in 2002)	(3,597)	(7,756)	—
Distributions from affiliates	4,570	4,670	6,350
Investment in affiliates, net of cash acquired	—	(2,731)	(108,250)
Proceeds from notes receivable	870	5,803	3,087
Proceeds from sale of fixed assets	—	1,460	2,530
Purchase of new businesses	(110,674)	—	(129,105)
Investment in notes receivable	—	—	(16,380)
Other	(174)	(1,077)	(3,587)

Net Cash Used in Investing Activities	(141,216)	(38,370)	(377,158)
Cash Flow From Financing Activities
Proceeds (repayments) from short-term borrowing	56,807	2,457	(10,792)
Proceeds from long-term borrowing	350,000	—	560,000
Repayments of long-term borrowings	(379,524)	(52,751)	(171,114)
Proceeds from stock options exercised	12,640	10,868	9,168
Payment of cash dividends	(12,495)	(11,888)	(11,275)
Deferred financing costs	(5,569)	(476)	(9,601)

Net Cash Provided by (Used in) Financing Activities	21,859	(51,790)	366,386
Effect of exchange rate changes on cash and cash equivalents	819	247	(76)

Net Change in Cash and Cash Equivalents	(668)	23,856	30,873
Cash and Cash Equivalents at Beginning of Year	76,302	52,446	21,573

Cash and Cash Equivalents at End of Year	$75,634	$76,302	$52,446

Cash paid during the year for:
Interest (net of amounts capitalized)	$15,806	$23,362	$9,948

Income taxes	$15,515	$4,421	$15,292

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$111,610	$14,889	$293,402
Cash paid for stock and product lines	(110,674)	(8,121)	(229,812)

Liabilities assumed	$936	$6,768	$63,590

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2003 2002 and 2001

	Number of Shares		Amounts
(in thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
January 1, 2001	46,661	(8,283)	$46,661	$(101,836)	$22,514	$276,700	$(9,389)
Net Income	—	—	—	—	—	46,984	—	$46,984
Translation adjustments	—	—	—	—	—	—	(2,163)	(2,163)
Available for sale securities, net of taxes of $1,923	—	—	—	—	—	—	3,191	3,191
Interest rate swap agreements, net of taxes of $823	—	—	—	—	—	—	(1,367)	(1,367)

Comprehensive Income								$46,645

Cash dividends	—	—	—	—	—	(11,275)	—
Stock option plan transactions including related income tax benefit of $2,913	—	757	—	6,311	5,769	—	—
Other stock issuances	—	8	—	72	131	—	—

December 31, 2001	46,661	(7,518)	46,661	(95,453)	28,414	312,409	(9,728)
Net Income	—	—	—	—	—	66,690	—	$66,690
Translation adjustments	—	—	—	—	—	—	(3,732)	(3,732)
Minimum pension liability, net of taxes of $1,497	—	—	—	—	—	—	(2,417)	(2,417)
Interest rate swap agreements, net of taxes of $645	—	—	—	—	—	—	(1,042)	(1,042)

Comprehensive Income								$59,499

Compensation expense relating to stock options	—	—	—	—	804	—	—
Cash dividends	—	—	—	—	—	(11,888)	—
Stock option plan transactions including related income tax benefit of $5,923	—	750	—	6,556	10,235	—	—
Other stock issuances	—	4	—	40	97	—	—

December 31, 2002	46,661	(6,764)	46,661	(88,857)	39,550	367,211	(16,919)
Net Income	—	—	—	—	—	80,961	—	$80,961
Translation adjustments	—	—	—	—	—	—	4,498	4,498
Minimum pension liability, net of taxes of $969	—	—	—	—	—	—	(1,513)	(1,513)
Company portion of Armkel accumulated other comprehensive (loss) net of taxes of $1,152	—	—	—	—	—	—	(2,294)	(2,294)
Interest rate swap agreements, net of taxes of $1,380	—	—	—	—	—	—	2,266	2,266

Comprehensive Income								$83,918

Cash dividends	—	—	—	—	—	(12,495)	—
Stock option plan transactions including related income tax benefit of $6,522	—	882	—	7,704	11,458	—	—
Other stock issuances	—	7	—	59	204	—	—

December 31, 2003	46,661	(5,875)	$46,661	$(81,094)	$51,212	$435,677	$(13,962)

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. accounting policies

Business

The Company develops, manufactures and markets a broad range of consumer and specialty products. It sells its products, primarily under the ARM & HAMMER trademark, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. The Company accounts for equity investments on the cost method for those investments in which it does not control nor have the ability to exert significant influence over the investee, which is generally when the Company has less than a 20 percent ownership interest. In circumstances where the Company has greater than a 20 percent ownership interest and has the ability to exercise significant influence but does not control the investee, the investment is accounted for under the equity method. As a result, the Company accounts for its approximately 16% interest in USA Metro, Inc. on the cost basis and accounts for its 50% interest in its Armand Products Company joint venture, the ArmaKleen Company joint venture and the Armkel LLC joint venture under the equity method of accounting. During 2002, the Company increased its ownership of QGN, its Brazilian subsidiary from 85% to approximately 99%. The Brazilian subsidiary has been consolidated since May 1999 and was previously accounted for under the equity method. All material intercompany transactions and profits have been eliminated in consolidation. The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United State of America.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Management makes estimates regarding inventory valuation, promotional and sales returns reserves, the carrying amount of goodwill and other intangible assets, the realization of deferred tax assets, tax reserves, liabilities related to pensions and other postretirement benefit obligations and other matters that affect the reported amounts and other disclosures in the financial statements. Estimates by their nature are based on judgement and available information. Therefore, actual results could differ materially from those estimates, and it is possible such changes could occur in the near term.

Revenue Recognition

Revenue is recognized when finished goods are delivered to our customers or when finished goods are picked up by a customer’s carrier.

Promotional and Sales Returns Reserves

The Company conducts extensive promotion activities, primarily through the use of off-list discounts, slotting, co-op advertising, periodic price reduction arrangements, and end-aisle and other in-store displays. All such costs are netted against sales. Slotting costs are expensed when the related sale is recognized. Co-op advertising costs are expensed when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded at the completion of the related sale.

The reserves for sales returns and consumer and trade promotion liabilities are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date. The Company uses historical trend experience and coupon redemption provider input in arriving at coupon reserve requirements, and forecasted appropriations, customer and sales organization inputs, and historical trend analysis in arriving at the reserves required for other promotional activities and sales returns. While the Company believes that promotional reserves are adequate and that the judgment applied is appropriate, amounts estimated to be due and payable could differ materially from actual costs incurred in the future.

Cost of Sales, Marketing and Selling, General and Administrative Expenses

Cost of sales includes costs related to the manufacture of the Company’s products (including raw material costs, inbound freight costs, direct labor, and indirect plant costs such as plant supervision, receiving, inspection, maintenance labor and materials, depreciation, taxes and insurance), purchasing, production planning, operations management, logistics, freight to customers, warehousing costs and internal transfer freight costs.

Marketing expenses include costs for advertising (excluding the costs of co-op advertising programs, which are reflected in net sales), costs for coupon insertion (mainly the cost of printing and distribution), consumer promotion costs (such as on-shelf advertisements and floor ads), public relations, package design expense and market research costs.

Selling, general and administrative expenses include costs related to functions such as sales, corporate management, marketing administration and legal, among others. Such costs include compensation related costs (such as benefits, profit sharing, deferred compensation and employer contributions to the 401K savings plan); travel and entertainment related expenses; trade show expenses; insurance; professional and other consulting fees; costs related to temporary staff; staff relocation costs; and non-capitalizable software related costs.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition are less than the asset’s carrying amount. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its estimates. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

Foreign Currency Translation

Financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Unrealized gains and losses are recorded in Accumulated Other Comprehensive Loss. Gains and losses on foreign currency transactions were recorded in the accompanying Consolidated Statements of Income and were not material.

Cash Equivalents

Cash equivalents consist of highly liquid short-term investments, which mature within three months of purchase.

Inventories

Inventories are valued at the lower of cost or market. Approximately 45% and 57% of the inventory at December 31, 2003 and 2002, respectively, were determined utilizing the last-in, first-out (LIFO) method. The cost of substantially all inventory in the Company’s Specialty Products segment as well as inventory sold under the Arm & Hammer and Brillo trademarks in the Consumer Products segment is determined utilizing the LIFO method. The cost of the remaining inventory is determined using the first-in, first-out (FIFO) method. When appropriate, the Company provides allowances to adjust the carrying value of its inventory to the lower of cost or market (net realizable value), including any costs to sell or dispose the adjusted inventory. The Company identifies any slow moving, obsolete or excess inventory to determine whether a valuation allowance is indicated. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. The estimates as to the future demand used in the valuation of inventory are dependent on the ongoing success of the Company’s products. In addition, the Company’s allowance for obsolescence may be impacted by the rationalization of the number of stock keeping units. To minimize this risk, the Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to reduce the inventory’s net realizable value were $3.2 million at December 31, 2003, and $5.3 million at December 31, 2002.

Property, Plant and Equipment

Property, plant and equipment and additions thereto are stated at cost. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the respective assets.

Software

The Company accounts for software in accordance with Statement of Position (SOP) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires companies to capitalize certain costs of developing computer software. Amortization is recorded using the straight-line method over the estimated useful lives of the software.

Long-Term Supply Contracts

Long-term supply contracts represent advance payments made by the Company under multi-year contracts with suppliers of raw materials and finished goods inventory. Such advance payments are applied over the lives of the contracts using the straight-line method.

Derivatives

All derivatives are recognized as assets or liabilities at fair value in the accompanying Consolidated Balance Sheets.

Derivatives designated as hedges are either (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), or (2) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).

•	Changes in the fair value of derivatives that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.

•	Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in Accumulated Other Comprehensive Loss until earnings are affected by the variability of cash flows of the hedged asset or liability. Any ineffectiveness related to these hedges are recorded directly in earnings. The amount of the ineffectiveness was not material.

•	Changes in the fair value of derivatives not designated or qualifying as an accounting hedge are recorded directly to earnings.

Goodwill and Other Intangible Assets

The Company accounts for Goodwill and Other Intangible Assets in accordance with SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method. Indefinite lived assets acquired by the Company prior to June 30, 2001 were amortized through December 31, 2001.

Research and Development

Research & development costs in the amount of $26,917,000 in 2003, $26,877,000 in 2002 and $21,803,000 in 2001 were charged to operations as incurred.

Earnings Per Share

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution to the Company’s earnings from common stock issuable pursuant to the exercise of stock options outstanding. Antidilutive stock options, in the amounts of 564,580, 606,730 and 129,000 for 2003, 2002 and 2001, have been excluded.

As more fully described in Note 9, the Company sold $100 million principal amount of debentures in August 2003. The debentures have a restricted convertibility feature, which restricts conversion of the debentures prior to the occurrence of certain events, including a condition based on the price of the Company’s Common Stock. The Company’s diluted net income per share calculation will not give effect to the dilution from the conversion of the debentures until the occurrence of one of these events.

The following table reflects the components of common shares outstanding for each of the three years ended December 31, 2003 in accordance with SFAS No. 128:

	2003	2002	2001
Weighted average common shares outstanding - basic	40,227	39,630	38,879
Dilutive effect of stock options	1,972	2,179	1,940

Equivalent average common shares outstanding - diluted	42,199	41,809	40,819

Employee Stock Based Compensation

The Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than the fair-value based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” The Company recognized compensation expense (net of tax) of approximately $0 in 2003, $497,000 in 2002 and $0 in 2001, respectively, in accordance with APB 25. Had compensation cost been determined based on the fair values of the stock options at the date of grant in accordance with SFAS 123, the Company would have recognized compensation expense, net of taxes, of $3,903,000, $4,480,000 and $2,670,000 for 2003, 2002 and 2001, respectively, and the Company’s pro forma net income and pro forma net income per share for 2003, 2002 and 2001 would have been as follows:

(In thousands, except for per share data)	2003	2002	2001
Net Income
As reported	$80,961	$66,690	$46,984
Pro forma	77,058	62,707	44,314
Net Income per Share: basic
As reported	$2.01	$1.68	$1.21
Pro forma	1.92	1.58	1.14
Net Income per Share: diluted
As reported	$1.92	$1.60	$1.15
Pro forma	1.83	1.51	1.09

Comprehensive Income

Comprehensive income consists of net income, available for sale securities, foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments designated and qualifying as cash flow hedges, and minimum pension liability adjustments, and is presented in the Consolidated Statements of Changes in Stockholders’ Equity and in note 13.

Income Taxes

The Company recognizes deferred income taxes under the liability method; accordingly, deferred income taxes are provided to reflect the future consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Management provides valuation allowances against the deferred tax asset for amounts which are not considered “more likely than not” to be realized.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effective date for the Company was January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation”). The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement No 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for the year ended December 31, 2002 and for interim financial statements for the first quarter of 2003. The Company has not elected to voluntarily change its stock compensation accounting method.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement was effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of the provisions of SFAS 149 did not have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which aims to eliminate diversity in practice by requiring that the “freestanding” financial instruments be reported as liabilities by their issuers. The provisions of SFAS 150, which also include a number of new disclosure requirements, were effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The adoption of the provisions of SFAS 150 did not have an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, (FIN No. 46) “Consolidation of Variable Interest Entities.” FIN No. 46 sets forth criteria to be used in determining whether an investment in a variable interest entity (VIE) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 would require the immediate consolidation of specified VIEs created after January 31, 2003. For specified VIEs created before February 1, 2003, FIN No. 46 would require consolidation in interim or annual financial statements issued for periods beginning after December 15, 2003. The Company has evaluated the impact of FIN 46 with regard to Armkel LLC, the Armand Products Company and the Armakleen Company and has determined that none of these investments qualifies as a VIE.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement retained the disclosure requirements as originally included in SFAS No. 132 and contained additional disclosure requirements. The Company has included the required disclosures in Note 11 to its financial statements.

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1 “Accounting and Disclosure Requirements to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company’s Consolidated Financial Statements or notes do not reflect the effects of the Act on the postretirement health care plan and specific guidance on the accounting for the deferral subsidy is pending and once guidance is issued, could require the Company to change previously reported information.

Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

2. fair value of financial instruments and risk management

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002. Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2003		2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$942	$942	$870	$870
Long-term note receivable	8,766	8,788	9,708	9,375
Financial Liabilities:
Short-term borrowings	62,337	62,337	4,490	4,490
Current portion of long-term debt	3,560	3,560	11,455	11,455
Long-term bank debt	231,149	231,149	352,488	352,488
Convertible debt	100,000	115,790	—	—
Interest rate swap contracts	231	231	3,899	3,899

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable

The carrying value of the note receivable represents the face value discounted by an interest factor management believes appropriate for the credit risk involved at the date of the note. The market value of the note receivable reflects what management believes is the appropriate interest factor at December 31, 2003 and 2002, respectively, based on similar risks in the market.

Short-term Borrowings

The amounts of unsecured lines of credit equal fair value because of short maturities and variable interest rates.

Long-term Bank Debt and Current Portion of Long-term Debt

The Company estimates that based upon the Company’s financial position and the variable interest rate, the carrying value approximates fair value.

Convertible Debt

The Company determines fair value of its convertible debentures based upon the debentures’ quoted market value.

Interest Rate Swap Contracts

Carrying amounts of interest rate swap contracts are reflected on the Company’s balance sheet at their fair value.

The fair values are estimated amounts the Company would receive or pay to terminate the agreements at the balance sheet date, taking into account current interest rates.

Interest Rate Risk

The Company entered into interest rate swap agreements to reduce the impact of interest rate fluctuations on this debt, as required by the credit agreement. The swap agreements are contracts to exchange floating rate for fixed interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. As of December 31, 2003, the Company entered into agreements for a notional amount of $56 million, swapping debt with a one- month LIBOR rate for a fixed rate that averages 4.0%. As a result, the swap agreements eliminate the variability of interest expense for that portion of the Company’s debt. The Company recognized expense of approximately $3.9 million in 2003, $4.3 million in 2002 and $1.3 million in 2001 as a result of the swap agreements and will recognize $0.2 million of expense in 2004.

The Company’s domestic operations and its Brazilian subsidiary have other short and long- term debts that are floating rate obligations. If the floating rate were to change by 10% from the December 31, 2003 level, annual interest expense associated with the floating rate debt would be immaterial.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar and U.S. Dollar/Brazilian Real. The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales denominated in the Canadian dollar and the British pound. The terms of these contracts are for periods of under 12 months. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows from the sale of products to foreign customers will be adversely affected by changes in exchange rates. The Company did not have any forward exchange contracts outstanding at December 31, 2003 and December 31, 2002.

Equity Derivatives

The Company has entered into equity derivative contracts on its own stock in order to minimize the impact on earnings resulting from fluctuations in market price of shares in the Company’s deferred compensation plan. These contracts, in the amount of 185,000 and 165,000 shares, hedge approximately 56% and 50% of the notional shares in the plan and were marked to market through earnings at December 31, 2003 and 2002, respectively. The Company recognized income of approximately $1.5 million in 2003 and $0.4 million in 2002, which reduced the charges for deferred compensation in 2003 and 2002.

3. inventories

Inventories are summarized as follows:

(In thousands)	2003	2002
Raw materials and supplies	$26,205	$30,987
Work in process	204	142
Finished goods	57,767	51,545

	$84,176	$82,674

Inventories valued on the LIFO method totaled $38,134,000 and $47,452,000 at December 31, 2003 and 2002, respectively, and would have been approximately $2,943,000 and $3,073,000 higher, respectively, had they been valued using the first-in, first-out (FIFO) method.

4. property, plant and equipment

Property, plant and equipment consist of the following:

(In thousands)	2003	2002	Estimated Lives (years)
Land	$6,165	$6,079	N/A
Buildings and improvements	109,860	105,469	9-40
Machinery and equipment	295,255	267,568	5-20
Office equipment and other assets	27,753	30,556	3-10
Software	12,459	5,945	5
Mineral rights	571	467	based on volume
Construction in progress	9,574	9,920	N/A

	461,637	426,004
Less accumulated depreciation, depletion and amortization	203,627	185,997

Net property, plant and equipment	$258,010	$240,007

During the second quarter of 2003, the Company wrote-off approximately $8.3 million of fully depreciated assets.

Depreciation, depletion and amortization of property, plant and equipment amounted to $23,831,000, $22,178,000 and $18,968,000 in 2003, 2002 and 2001, respectively. Interest charges in the amount of $403,000, $603,000 and $432,000 were capitalized in connection with construction projects in 2003, 2002 and 2001, respectively.

During the fourth quarter of 2003, the Company wrote-down the value of manufacturing assets by approximately $1.2 million and in 2002 wrote-down the value of one of its plants by $2.1 million. Also during the fourth quarter of 2003, the Company wrote-off approximately $ 1.5 of manufacturing equipment removed from service. Both write-downs were a result of declining sales volume and discounted cash flows were used to determine the values. The write-downs and write-off are included in Cost of Sales in the Company’s Consolidated Statement of Income. The charges and the remaining carrying values are included in the C&D Consumer segment.

Also during 2002, the Company sold its Lambert Kay Hardware, Winsted, Connecticut manufacturing facility for a price that approximates book value. This facility was acquired as part of the anti-perspirant and pet care businesses purchase from Carter-Wallace described in Note 5. The facility was sold as part of the Company’s decision in 2001 to discontinue the hardware portion of the product line.

5. acquisitions

a. In 1997, the Company acquired a 40% interest in QGN. The investment, costing approximately $10.4 million, was financed internally and included goodwill of approximately $3.3 million. The Company exercised its option to increase its interest to 75% during the second quarter of 1999. The additional 35% ownership cost approximately $9.1 million and included goodwill of approximately $4.8 million. During 2001, the Company increased its ownership position to approximately 85% at a cost of $2.6 million, of which $1.7 million was allocated to goodwill. During 2002, the Company increased its ownership to approximately 99% at a cost of $4.3 million, of which $2.7 million was allocated to goodwill. Pro forma comparative results of operations are not presented because they are not materially different from the Company’s reported results of operations.

b. USAD Acquisition and Non-Core Business Divestiture

On May 25, 2001, the Company acquired, USA Detergents, Inc. (“USAD”), its partner in the previously formed ARMUS LLC joint venture, for $7 per share in an all-cash transaction. The acquisition was accounted for under the purchase method. Results of operations are included in the accompanying financial statements from May 25, 2001.

The Company and USAD formed the ARMUS joint venture to combine their laundry products businesses in June 2000. Under its terms, the Company had management control of the venture and an option to buy USAD’s interest in five years. The venture became operational on January 1, 2001, and was dissolved in 2001 when the Company purchased USAD outright.

As part of the ARMUS joint venture, the Company had acquired 2.1 million shares or 15% of USAD’s stock for $15 million or $7 a share. The acquisition agreement extended the same price per share to USAD’s remaining stockholders. The Company estimates the total transaction cost, including the assumption of debt, and the initial stock purchase, was approximately $125 million after disposal of unwanted assets. The Company financed the acquisition with a short term bridge loan, which subsequently was refinanced in connection with the Carter-Wallace acquisition.

As described in further detail below, the Company divested USAD’s non-laundry business, which accounted for less than 20% of USAD’s sales in 2000, and other non-core assets to former USAD executives concurrently with the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the USAD acquisition:

(in thousands)
Current assets	$14,839
Property, plant and equipment	46,591
Tradenames	29,930
Goodwill	82,746
Other long-term assets	2,257

Total assets acquired	176,363
Current liabilities	(53,160)
Long-term debt	(5,425)
Other long-term liabilities	(6,901)

Net assets acquired	$110,877

The goodwill and tradenames were amortized until December 31, 2001, using the straight-line method over 30 years.

As noted above, the Company divested USAD’s non-laundry business and other non-core assets to former USAD executives under the new company name of USA Metro, Inc. (“USAM”), subsequently renamed USA Detergents (“USAD”). The Company has an approximately 16% ownership interest in the newly formed company and contributed $400,000. USAD purchased inventory and other assets from the Company for a total of $5,087,000, in the form of two notes receivable. The inventory note of $3,087,000 was secured by a lien on the inventory. The note was due on December 31, 2001, bore interest at 8% for the first ninety days following the divestiture and 10% thereafter and was paid. The note for all the other assets of $2,000,000 has a maturity of five years from the date of the divestiture and bears interest at 8% for the first two years, 9% for the third year, 10% for the fourth year and 11% for the fifth year, and is carried at approximately $1,400,000 using an effective interest rate of 17%.

The loan agreement specifies that interest only payments for the first two years may be deferred at the option of the debtor. Commencing with the start of the third year, the principal and accrued interest are payable monthly based upon a five-year amortization. The unpaid principal and accrued interest as of the maturity date are payable in a lump sum on May 24, 2006. In the event the unpaid principal and interest is not paid as of the maturity date, the interest rate shall increase by 300 basis points. In the case of default by USAD that is not remedied as provided in the note, the Company may convert the note to additional ownership in USAD.

In addition to the aforementioned investment in USAD and the note receivable, the Company has a trade receivable balance with USAD of approximately $3.2 million at December 31, 2003 and $3.1 million at December 31, 2002.

During 2003 and 2002, the Company sold $21.8 million and $23.2 million of laundry and cleaning products to USAD, respectively. Furthermore, during 2003 and 2002, the Company billed USAD $0.5 million and $0.5 million and USAD billed the Company $0.2 million and $0.2 million for leased space, respectively.

c. Carter-Wallace Acquisition

On September 28, 2001, the Company acquired the consumer products business of Carter-Wallace, Inc. in a partnership with the private equity group, Kelso & Company (Kelso), for a total negotiated price of approximately $746 million, including the assumption of certain debt plus transaction costs. Under the terms of its agreements with Carter-Wallace and Kelso, the Company acquired Carter-Wallace’s U.S. anti-perspirant and pet care businesses outright for a negotiated price of approximately $129 million, and Armkel, LLC (Armkel), a 50/50 joint venture between the Company and Kelso, acquired the rest of Carter-Wallace’s domestic and international consumer products business for a negotiated price of approximately $617 million. The Company accounts for its interest in Armkel on the equity method. (See note 6)

The Company made the acquisition to increase its personal care product lines and to improve the cost structure of these and its existing products.

The following table summarizes the fair values of the assets acquired and liabilities assumed (related to the anti-perspirant and pet care businesses acquired directly by the Company) at the date of acquisition:

(in thousands)
Current assets	$41,587
Property, plant and equipment	3,020
Tradenames	29,702
Goodwill	65,058

Total assets acquired	139,367
Current liabilities	(9,349)

Net assets acquired	$130,018

The results of operations of the anti-perspirant and pet care businesses are included in the accompanying financial statements from September 28, 2001.

The purchase price allocation is based upon an independent appraisal. Goodwill and tradenames are not being amortized, in accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” All the goodwill is deductible for tax purposes and is included in the C&D consumer products segment.

d. Pro forma results for 2001 acquisitions - unaudited

The following pro forma 2001 income statement reflects the impact as though the Company purchased USAD, its share of Armkel and the anti-perspirant and pet care businesses as of the beginning of 2001. Pro forma adjustments include the elimination of intercompany sales, inventory set-up adjustments, additional interest expense, depreciation and amortization charges and the related income tax impact.

	2001
(Dollars in thousands, except per share data)	Historical CHD	Pro forma Results
Net Sales	$959.7	$1,054.7
Income from Operations	93.5	82.8
Equity Income	(6.2)	12.2
Net Income	47.0	43.5
EPS - Basic	$1.21	$1.12
EPS - Diluted	$1.15	$1.07

e. Early in 2002, the Company acquired Biovance Technologies, Inc., a small Oskaloosa, Iowa-based producer of specialty feed ingredients, which complement the Company’s existing animal nutrition products. The purchase price paid in 2002 was approximately $7.8 million (net of cash acquired) and included the assumption of debt. An additional payment of $3.4 million was made in February 2003 based upon 2002 operating performance and was charged to goodwill in the accompanying balance sheet. An additional payment of approximately $3.2 million is required in 2004 based on 2003 operating performance. Pro forma comparative results of operations are not presented because they are not materially different from the Company’s reported results of operations. Results of operations are included in the accompanying financial statements from January 1, 2002, the date of the acquisition.

f. On October 20, 2003, the Company purchased four oral care brands from Unilever in the United States and Canada. The purchase includes the Mentadent brand of toothpaste and toothbrushes, Pepsodent and Aim toothpaste, and exclusive licensing rights to Close-Up toothpaste. Nine month 2003 net sales for these brands are estimated at approximately $94 million.

The Company paid Unilever approximately $104 million in cash at closing and assumed certain liabilities, and will make additional performance-based payments of between $5 million and $12 million payable over eight years following the transaction which will be accounted for as additional purchase price. The acquisition was funded by obtaining new Tranche B Term Loans through an Amendment to the Company’s Credit Agreement dated September 28, 2001 as well as available cash. Results of operations for the businesses are included in the Company’s consolidated financial statements from October 20, 2003. Pro forma comparative results of operations are not presented because they are not materially different from the Company’s reported results of operations.

The following table summarizes the preliminary purchase price allocation. An appraisal is currently in process:

(in thousands)
Inventories	$16,402
Property, plant and equipment	9,185
Tradenames	31,721
Goodwill	54,302

Total assets acquired	111,610
Current liabilities	(936)

Net assets acquired	$110,674

6. Equity investments

a. Armkel

The following table summarizes financial information for Armkel LLC. The Company accounts for its 50% interest in Armkel under the equity method.

Late in 2002, Armkel entered into an agreement to sell its Italian subsidiary to a group including local management and private equity investors for a price of approximately $22 million. Armkel accounted for the subsidiary as a discontinued operation. The 2001 results and balance sheet have reclassifications to reflect this accounting treatment. Armkel closed on the sale of the Italian subsidiary at the end of February of 2003.

(in thousands)	12 Months ended Dec. 31,
	2003	2002
Income statement data:

Net sales	$410,694	$383,782
Gross profit	228,419	210,833
Net income (loss)	50,239	31,214
Equity in earnings of affiliate recorded by the Company	25,130	18,107

	December 31,
	2003	2002
Balance sheet data:

Current assets	$215,689	$246,307
Noncurrent assets	559,632	562,207
Short-term debt	2,705	28,556
Current liabilities (excluding short-term debt)	93,560	110,224
Long-term debt	364,838	411,634
Other long-term liabilities	34,781	28,420
Partners’ equity	279,437	229,680

Armkel’s Board has equal representation from the Company and Kelso.

Armkel was financed with $229 million in equity contributions from the Company and Kelso and an additional $445 million in debt. Armkel entered into a syndicated bank credit facility and also issued senior subordinated notes to finance its investment in the acquisition of Carter-Wallace. The long-term $305 million credit facility consists of $220 million in 6 and 7-year term loans, all of which were drawn at closing and an $85 million revolving credit facility, which remained fully undrawn at December 31, 2003. Armkel also issued $225 million of 9.5% senior debt notes due in 2009 with interest payable semi-annually; therefore, Armkel had $367.5 million of total debt utilized as of December 31, 2003 after $75.9 million of repayments in 2003. The weighted average interest rate on the credit facility borrowings at December 31, 2003, excluding deferred financing costs and commitment fees, was approximately 4.0% including interest rate hedge transactions. Any debt on Armkel’s balance sheet is without recourse to the Company.

Under the limited liability company agreement with Kelso, the Company is allocated 50% of all book and tax profits. If there are losses, the Company is allocated 50% of all book and tax losses up to $10 million and 100% of such losses above that level. As a result of Armkel losses of approximately $15 million in 2001, the Company recorded a loss of approximately $10.0 million on its investment in Armkel in 2001. In 2002, the Company was allocated the first $5 million of Armkel’s net income to offset the disproportionate loss it was allocated in 2001. Net income after the first $5 million was allocated 50% to the Company.

During 2003 and 2002, the Company invoiced Armkel $24.4 million and $22.5 million respectively, for administrative and manufacturing services, and purchased $1.9 million and $7.1 million of deodorant anti-perspirant inventory produced by Armkel at its cost. The Company sold Armkel $2.9 million and $1.4 million of ARM & HAMMER products to be sold in international markets in 2003 and 2002, respectively. Armkel invoiced the Company $1.7 million for transition administrative services in 2002. The Company had an open receivable from Armkel of approximately $6.7 million and $4.8 million at December 31, 2003 and 2002, respectively.

Under the terms of its joint venture agreement with Kelso, the Company has a call option to acquire Kelso’s interest in Armkel in three to five years after the closing, at fair market value as defined in the joint venture agreement subject to a floor and cap. If the Company does not exercise its call option, then Kelso may request the Company to purchase its interest. If the Company elects not to purchase Kelso’s interest, then Kelso’s and the Company’s equity in the joint venture may be offered to a third party. If a third party sale should occur, depending on the proceeds received, the Company may be required to make a payment to Kelso up to an amount of approximately $112 million. Kelso also may elect to have the Company purchase its interest for $112 million. This amount is not payable until the eighth year from the formation of the venture. Finally, Kelso may require the Company to purchase its interest upon a change in control of the Company as defined in the joint venture agreement.

Simultaneously with this transaction, Carter-Wallace and its pharmaceutical business merged into a newly formed company set up by pharmaceutical industry executives and backed by two private equity firms. While the Company and Armkel are not affiliated with the pharmaceutical venture, Armkel agreed to provide certain transitional services to help this venture with the start-up of its operations at Carter-Wallace’s main Cranbury, New Jersey, facility. These services were completed by the end of 2002.

b. Other Equity Investments

The Company has two other investments in affiliates that are accounting for under the equity method. The Company has a 50% interest in both the Armand Products Company and the Armakleen Company. Both companies are specialty chemical companies and its combined results comprise the “other equity investments” segment in Note 16. Neither company is considered a significant subsidiary and therefore, summarized financial statement data is not presented.

7. goodwill and other intangibles

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” Under its changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted this statement upon its effective date.

The following tables discloses the carrying value of all intangible assets:

	December 31, 2003				December 31, 2002
(In thousands)	Gross Carrying Amount	Accum. Amort.	Net	Amort. Period (years)	Gross Carrying Amount	Impairment Charge	Accum. Amort.	Net
Amortized intangible assets:
Tradenames	$69,645	$(7,839)	$61,806	10-20	$39,160	$(2,190)	$(5,182)	$31,788
Formulas	6,281	(1,430)	4,851	10-20	6,281	—	(866)	5,415
Non Compete Agreement	1,143	(233)	910	10	1,143	—	(117)	1,026

Total	$77,069	$(9,502)	$67,567		$46,584	$(2,190)	$(6,165)	$38,229

Unamortized intangible assets – Carrying value:
Tradenames	$51,807				$51,807

Total	$51,807				$51,807

Intangible amortization expense amounted to $3.3 million and $2.6 million in 2003 and 2002. The estimated intangible amortization is approximately $4.9 million for 2004-2007 and $4.7 million for 2008.

The changes in the carrying amount of goodwill for the year ended December 31, 2003 is as follows:

(In thousands)	Consumer	Specialty	Total
Balance December 31, 2002	$182,498	$19,890	$202,388
Goodwill acquired during 2003	54,302	3,597	57,899
Foreign exchange/other	51	(894)	(843)

Balance December 31, 2003	$236,851	$22,593	$259,444

In accordance with SFAS No. 142, the Company completed the annual impairment test of the valuation of unamortized tradenames and based upon the results, there was no impairment. During 2002, the Company recorded a $2.2 million impairment charge related to one of its unamortized tradenames due to changes in market conditions and included the charge in selling, general and administrative expenses. This charge affects the Company’s Consumer segment. Fair value was determined using discounted cash flows. This tradename, which had a carrying value of approximately $4.8 million, was subsequently amortized as it has been determined to have a finite life.

The valuation of the tradenames and goodwill associated with the Oral Care business acquired from Unilever is in process. The amounts reflected in the above schedules are preliminary.

Net income results and per share amounts for the years ended December 31, 2003, 2002 and 2001, respectively, reflecting goodwill and intangible assets that are no longer being amortized are as follows:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001
Reported net income	$80,961	$66,690	$46,984
Goodwill amortization (net of tax)	—	—	2,213
Discontinued tradename amortization (net of tax)	—	—	315

Adjusted net income	$80,961	$66,690	$49,512

Basic earnings per share
As reported	$2.01	$1.68	$1.21
Goodwill amortization	—	—	0.06
Tradename amortization	—	—	0.01

Adjusted net income	$2.01	$1.68	$1.28

	Year Ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001
Diluted earnings per share
As reported	$1.92	$1.60	$1.15
Goodwill amortization	—	—	0.05
Tradename amortization	—	—	0.01

Adjusted net income	$1.92	$1.60	$1.21

8. accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

(In thousands)	2003	2002
Trade accounts payable	$79,927	$88,068
Accrued marketing and promotion costs	41,038	39,943
Accrued wages and related costs	10,339	13,451
Accrued profit-sharing	7,097	7,231
Other accrued current liabilities	10,557	8,228

	$148,958	$156,921

9. short-term borrowings and long-term debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)		2003	2002
Syndicated Financing Loan due September 30, 2006		$—	$75,280
Syndicated Financing Loan due September 30, 2007		230,000	283,190
Amount due 2004	$2,875
Amount due 2005	$2,300
Amount due 2006	$24,725
Amount due 2007	$200,100
Convertible Debentures due on August 15, 2033		100,000
Securitization of Accounts Receivable due on January 15, 2004		56,300
Various Debt from Brazilian Banks		7,356	5,888
$6,037 due in 2004, $557 in 2005, $557 in 2006 and $205 due in 2007
Industrial Revenue Refunding Bond		3,390	4,075
Due in installments of $685 from 2004-2007 and $650 in 2008

Total debt		397,046	368,433
Less: current maturities		65,897	15,945

Long-term debt		$331,149	$352,488

The principal payments required to be made are as follows:

(In thousands)
2004	$65,897
2005	3,542
2006	25,967
2007	200,990
2008	650
2009 and subsequent	100,000

$397,046

In the fourth quarter of 2001, the Company financed its investment in Armkel, the acquisition of USA Detergents and the Anti-perspirant and Pet Care businesses from Carter-Wallace with a $510 million credit facility consisting of a $125 million five year term loan (Term Loan A), a $285 million six year term loan (Term Loan B) and a $100 million revolving credit facility. The entire amount of the term loans was drawn at closing and the revolving credit facility remains fully un-drawn. Term Loan A paid interest at 200 basis points over LIBOR and Term Loan B paid interest at 250 basis points over LIBOR, with interest rates determined based on the ratio of total debt to EBITDA as defined in the Company’s loan agreement (“Adjusted EBITDA”). The Term Loan A was paid off in full during the first half of 2003 primarily from the proceeds of the receivables purchase agreement and operating cash flows.

On October 20, 2003 the Company completed its purchase of four oral care brands from Unilever in the United States and Canada. The acquisition was funded by obtaining new Tranche B Term Loans through an Amendment to the Company’s Credit Agreement dated September 28, 2001 as well as available cash. In connection with the Amendment, the Company, was provided with new Tranche B Term Loans in the amount of $250 million, which were used to replace the existing Tranche B Term Loans of approximately $150 million, and used the remaining $100 million to fund the Unilever transaction. The new Tranche B Loans, which have essentially the same terms as the replaced loans, but with more favorable interest rate provisions at 225 basis points over LIBOR, are repayable in approximately $0.6 million quarterly installments through September 2006 and thereafter in substantial quarterly installments until September 2007, when the loan is fully paid. The weighted average interest rate on these borrowings at December 31, 2003 and 2002 exclusive of deferred financing costs and commitment fees were approximately 3.7% and 5.1%, respectively, including the effect of hedges. In addition, the Company wrote-off the balance of deferred financing costs of approximately $4.1 million associated with the previous financing in the fourth quarter of 2003.

The Company entered into interest rate swap agreements to reduce the impact of interest rate fluctuations on the Term Loans, as required by the credit agreement. The swap agreements are contracts to exchange floating rate for fixed interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. As of December 31, 2003, the Company entered into agreements for a notional amount of $56 million, swapping debt with a one- month LIBOR rate for a fixed rate that averages 4.0%. As a result, the swap agreements eliminate the variability of interest expense for that portion of the Company’s debt. Instruments that were outstanding at December 31,2003 were designated as cash flow hedges as of December 31,2003 and any changes in value were recorded in Accumulated Other Comprehensive Income.

During the first quarter of 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion, $60 million, of its primary credit facility. The transaction resulted in a reclassification of long-term debt to short-term debt in the Company’s Consolidated Balance Sheet. Under this arrangement, the Company sold, and will sell from time to time, throughout the 3 year term of the agreement, its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware limited liability company (“Harrison”). Harrison in turn sold, and will sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. The receivables assets and the short-term borrowings of Harrison are included in the consolidated financial statements of the Company. The transactions were entered into to reduce certain expenses associated with the credit facility in addition to lowering the Company’s financing costs by accessing the commercial paper market. The balance outstanding under the agreement was $56.3 million at December 31, 2003.

In early August of 2003, the Company refinanced $100 Million of its Term Loan bank debt principally through the sale of $100 million principal amount of 5.25% convertible senior debentures due on August 15, 2033 through a private placement to qualified institutional buyers. The debentures rank equal in right of payment with all of the Company’s existing and future unsecured senior indebtedness. The debentures are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness and to all of the existing and future indebtedness and other liabilities of the Company’s subsidiaries. The Company has the right to repurchase all or part of the debentures on or after August 15, 2008. Interest is paid semi-annually on August 15th and February 15th of each year.

On each of August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023 and August 15, 2028, or in the event of a change in control, holders may require the Company to repurchase all or any portion of the debentures at a purchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of repurchase. The Company must pay cash for any debentures repurchased on August 15, 2010. However, the Company may choose to pay cash, shares of its common stock, or a combination of cash of shares of its common stock for any debentures repurchased on August 15, 2013, August 15, 2018, August 15, 2023 or August 15, 2028 or following a change in control.

Holders may convert their debentures into shares of the Company’s common stock prior to maturity at a conversion rate of 21.5054 shares of common stock per each $1,000 principal amount of debentures, which is equivalent to an initial conversion price of approximately $46.50 per share, subject to adjustment in certain circumstances. The initial conversion price represents a 42.16% premium over the closing price of the Company’s common stock on August 5, 2003, which was $32.71 per share. A holder may convert the debentures into the Company’s common stock under the following circumstances: the sale price of the Company’s common stock is more that 120% of the conversion price (the “20% conversion price premium”); the trading price of a debenture falls below a specified threshold; specified credit rating events with respect to the debentures occur; the Company calls the debentures for redemption; or specified corporate transactions occur. Because of the inclusion of the restricted convertibility feature of the debentures, the Company’s diluted net income per common share calculation does not give effect to the dilution from the conversion of the debentures until the Company’s share price exceeds the 20% conversion price premium or one of the other events described above occurs.

The issuance of debentures is reflected on the Company’s Statement of Cash Flow opposite the captions of Proceeds from long-term borrowings and Deferred financing costs.

The Industrial Revenue Refunding Bond carries a variable rate of interest determined weekly, based upon current market conditions for short-term tax-exempt financing. The average rate of interest charged in 2003 and in 2002 was 0.9% and 1.3%, respectively.

In addition, the Company’s Brazilian subsidiary has lines of credit which allow it to borrow in its local currency. This amounts to $7 million, of which approximately $3 million was utilized as of December 31, 2003 and 2002. The weighted average interest rate on these borrowings at December 31, 2003 and 2002 was approximately 15.3% and 10.0%, respectively.

QGN’s long-term debt is at various interest rates that are determined by several inflationary indexes in Brazil.

10. income taxes

The components of income before taxes are as follows:

(in thousands)	2003	2002	2001
Domestic	$108,908	$96,752	$68,255
Foreign	8,027	4,340	5,600

Total	$116,935	$101,092	$73,855

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

(in thousands)	2003	2002	2001
Current:
U.S. federal	$16,598	$10,487	$16,222
State	3,149	3,450	2,037
Foreign	3,737	2,648	1,317

	23,484	16,585	19,576

Deferred:
U.S. federal	11,595	17,825	6,033
State	1,579	1,116	663
Foreign	(684)	(1,124)	599

	12,490	17,817	7,295

Total provision	$35,974	$34,402	$26,871

Deferred tax (assets)/liabilities consist of the following at December 31:

(in thousands)	2003	2002
Current net deferred tax assets:
Promotions, principally coupons	$(3,817)	$(5,016)
Reserves and other liabilities	(726)	(3,151)
Accounts receivable	(3,920)	(5,746)
Net operating loss	(1,700)	(1,700)
Capitalization of inventory costs	(1,056)	(1,436)
Tax credits	(1,608)	—
Other	(1,282)	(1,105)

Total current deferred tax assets	(14,109)	(18,154)

Noncurrent net deferred tax liabilities:
Nonpension postretirement and postemployment benefits	(6,233)	(6,041)
Capitalization of items expensed for book purposes	(10,639)	(7,344)
Reserves and other liabilities	(2,369)	(1,541)
Investment valuation difference	(88)	(921)
Loss carryforward of foreign subsidiary	(1,552)	(2,750)
Foreign exchange translation adjustment	(2,749)	(4,625)
Depreciation and amortization	56,653	56,043
Net operating loss carryforward	(13,410)	(15,095)
Difference between book and tax losses of equity investment	37,000	28,461
Tax credits	(1,868)	(1,868)
Minimum pension liability	(2,466)	(1,288)
Contribution carryforward	(2,496)	—
Other	(1,621)	(642)
Valuation allowance	12,838	14,714

Net noncurrent deferred tax liabilities	61,000	57,103

Net deferred tax liability	$46,891	$38,949

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

(in thousands)	2003	2002	2001
Statutory rate	35%	35%	35%
Tax that would result from use of the federal statutory rate	$40,927	$35,382	$25,849
Depletion	(405)	(420)	(416)
Research & development credit	(600)	(600)	(300)
State and local income tax, net of federal effect	3,073	2,968	1,765
Varying tax rates of foreign affiliates	233	(45)	(169)
Benefit from foreign sales corporation	(770)	(825)	—
Taxes included in equity in earnings (loss) from affiliates	(2,592)	(1551)	126
Resolution of state audits	(3,400)	—	—
Other	(492)	(507)	16

	(4,953)	(980)	1,022

Recorded tax expense	$35,974	$34,402	$26,871

Effective tax rate	30.8%	34.0%	36.4%

The net operating loss carryforwards for federal, foreign and state amounted to $16.7 million, $19.2 million and $10.2 million, at December 31,2003, 2002 and 2001, respectively. These NOLs expire on various dates through December 31, 2020.

11. benefit plans

The Company has defined benefit pension plans covering certain hourly employees. Pension benefits to retired employees are based upon their length of service and a percentage of qualifying compensation during the final years of employment. The Company’s funding policy is consistent with federal funding requirements.

The Company maintains unfunded plans, which provide medical benefits for eligible domestic retirees and their dependents. The Company accounts for these benefits in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” This standard requires the cost of such benefits to be recognized during the employee’s active working career.

The following table provides information on the status of the plans at December 31:

(In thousands)	Pension Plans		Nonpension Postretirement Benefit Plans
	2003	2002	2003	2002
Change in Benefit Obligation:
Benefit obligation at beginning of year	$21,643	$19,514	$13,711	$11,100
Service cost	148	140	336	446
Interest cost	1,450	1,338	817	876
Plan participants’ contributions	—	11	—	—
Actuarial (gain) loss	2,865	2,284	677	1,803
Benefits paid	(1,807)	(1,644)	(749)	(514)

Benefit obligation at end of year	$24,299	$21,643	$14,792	$13,711

Change in Plan Assets:
Fair value of plan assets at beginning of year	$14,952	$16,678	$—	$—
Actual return on plan assets (net of expenses)	1,516	(159)	—	—
Employer contributions	1,500	66	749	514
Plan participants’ contributions	—	11	—	—
Benefits paid	(1,807)	(1,644)	(749)	(514)

Fair value of plan assets at end of year	$16,161	$14,952	$—	$—

Reconciliation of the Funded Status:
Funded status	$(8,138)	$(6,691)	$(14,792)	$(13,711)
Unrecognized prior service cost (benefit)	27	26	(461)	(540)
Unrecognized actuarial (gain) loss	6,970	4,571	(431)	(1,195)
Loss due to currency fluctuations	(22)	71	—	—

Net amount recognized at end of year	$(1,163)	$(2,023)	$(15,684)	$(15,446)

Accumulated benefit obligation	$23,747	$20,963	$—	$—

Amounts recognized in the statement of financial position consist of:

	2003	2002	2003	2002
Accrued benefit liability	$(7,559)	$(5,986)	$(15,684)	$(15,446)
Accumulated other comprehensive income	6,396	3,963	—	—

Net amount recognized at end of year	$(1,163)	$(2,023)	$(15,684)	$(15,446)

The Company’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets at December 31,
	2003	2002
Equity Securities	45%	25%
Debt Securities	51%	70%
Other	4%	5%

	100%	100%

The Company’s investment policy is designed to provide flexibility in the asset mix decision based on management’s assessment of economic conditions with the overall objective being maximum rates of return appropriately balanced to minimize market risks. While our asset mix has varied significantly over the last two years because of the downturn in the economy and the resulting effects on equity securities, our long-term strategic goal is to reach an asset mix comprising approximately 60% equity securities and 40% fixed income securities.

Weighted-average assumptions used to determine benefit obligations as of December 31:

(In thousands)	Pension Plans		Nonpension Postretirement Benefit Plans
	2003	2002	2003	2002
Discount rate	6.00%	6.75%	6.00%	6.75%
Rate of compensation increase	4.85%	4.85%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

Discount rate	6.75%	7.25%	6.75%	7.25%
Rate of compensation increase	4.85%	4.85%	—	—
Expected return on plan assets	8.72%	9.18%	—	—

Net Pension and Net Postretirement Benefit Costs consisted of the following components:

	Pension Costs			Postretirement Costs
(In thousands)	2003	2002	2001	2003	2002	2001
Components of Net Periodic Benefit Cost:
Service cost	$148	$140	$426	$336	$446	$436
Interest cost	1,450	1,338	1,268	817	876	734
Expected return on plan assets	(1,261)	(1,442)	(1,713)	—	—	—
Amortization of prior service cost	3	3	29	(79)	(79)	(105)
Recognized actuarial (gain) or loss	299	46	(130)	(87)	(40)	(158)
FAS 88 expense	—	—	—	—	—	(226)

Net periodic benefit cost (income)	$639	$85	$(120)	$987	$1,203	$681

The Company’s pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to our actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s pension and postretirement benefit costs may occur in the future due to changes in these assumptions.

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for the pension plans and postretirement plans, the Company refers to applicable indices such as the Moody’s AA Corporate Bond Index to select a rate at which the Company believes the pension benefits could be effectively settled. Based on the published rates as of December 31, 2003, the Company used a discount rate of 6.0% for both plans, a decline of 75 basis points from the 6.75% rate used in 2002. This had the effect of increasing the projected benefit obligation for pensions and the accumulated postretirement benefit obligation by approximately $1.9 million and $1.1 million, respectively, for the year ended December 31, 2003.

The expected long-term rate of return on pension plan assets is selected by taking into account a historical trend based on a 15 year average, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Based on these factors, the Company’s expected long-term rate of return as of December 31, 2003 is 8.25%, a decline of 50 basis points from the 8.75% rate used at December 31, 2002. A 50 basis point change in the expected long-term rate of return would result in less than a $.1 million change in pension expense for 2004

On December 31, 2003 the accumulated benefit obligation related to our pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an un-funded accumulated benefit obligation). This difference is attributed to an increase in the accumulated benefit obligation that resulted from the decrease in the interest rate used to discount the projected benefit obligation to its present settlement amount from 6.75% to 6.00% and partially offset by the increase in the market value of the plan assets at December 31, 2003. As a result, in accordance with SFAS No. 87, the Company recognized an additional minimum pension liability of $2.4 million included in benefit obligations, and recorded a charge, net of tax, to accumulated other comprehensive loss of $1.5 million which decreased stockholders’ equity. The charge to stockholders’ equity for the excess of additional pension liability represents a net loss not yet recognized as pension expense. Based on the aforementioned assumptions, the income statement impact for 2004 is estimated to be approximately $.8 million charged to earnings. On a cash basis, an estimated contribution of approximately $0.7 million will be required in 2004.

The pension plan assets primarily consist of equity mutual funds, fixed income funds and a guaranteed investment contract fund.

The accumulated postretirement benefit obligation has been determined by application of the provisions of the Company’s medical plans including established maximums and sharing of costs, relevant actuarial assumptions and health-care cost trend rates projected at 12.5% for 2004 and decreasing to an ultimate rate of 5% in 2014. The Company has a maximum annual benefit based on years of service for those participants over 65 years of age.

The following chart shows the effect of a 1% change in healthcare cost trends:

(in thousands)	2003	2002
Effect of 1% increase in health-care cost trend rates on:
Postretirement benefit obligation	$906	$892
Total of service cost and interest cost component	77	99
Effect of 1% decrease in health-care cost trend rates on:
Postretirement benefit obligation	(811)	(796)
Total of service cost and interest cost component	(68)	(88)

Deferred Compensation Plan

The Company maintains a deferred compensation plan in which certain management and highly compensated employees are eligible to defer a maximum of 100% of their regular compensation and bonuses and non-employee Board members are eligible to defer up to 100% of their directors compensation. The compensation deferred under this plan is credited with earnings or losses based upon changes in values of investments elected by the plan participant. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. The deferrals are invested by the Company through a trust. The trust invests these deferred amounts based upon the elections made by the participants, with the exception of Church & Dwight stock. These amounts are invested in either equity mutual funds or money market accounts. The Company uses hedging instruments to minimize the cost related to the volatility of Church & Dwight stock. At December 31, 2003 and 2002, the liability under these plans amounted to $24.4 million and $16.7 million, respectively and the funded balances amounted to $16.3 million and $11.4 million, respectively. The amounts charged (credited) to earnings, including the effect of the hedges, totaled $2.0 million, $2.1 million, and $2.5 million in 2003, 2002 and 2001, respectively.

The Company also maintains a defined contribution profit-sharing plan for salaried and certain hourly employees. Amounts charged to earnings for this plan were $6.8 million, $7.1 million and $3.1 million in 2003, 2002 and 2001, respectively.

The Company also has an employee 401K savings plan. The Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings. The Company’s matching contributions to the savings plan were $1,989,000, $2,330,000 and $1,675,000 in 2003, 2002 and 2001, respectively.

12. stock option plans

The Company has options outstanding under three equity compensation plans. Under the 1983 Stock Option Plan and the 1994 Incentive Stock Option Plan, the Company may grant options to key management employees. Under the Stock Option Plan for Directors the Company grants options to non-employee directors. Options outstanding under the plans are issued at market value, vest on the third anniversary of the date of grant and must be exercised within ten years of the date of grant. A total of 7,000,000 shares of the Company’s common stock is authorized for issuance for the exercise of stock options.

Stock option transactions for the three years ended December 31, 2003 were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2001	4,939,897	$13.69
Grants	835,576	24.15
Exercised	756,591	12.11
Cancelled	112,825	21.98

Outstanding at December 31, 2001	4,906,057	15.55
Grants	672,330	33.20
Exercised	749,950	14.48
Cancelled	26,576	23.76

Outstanding at December 31, 2002	4,801,861	18.14
Grants	567,590	33.74
Exercised	881,866	14.33
Cancelled	83,393	25.98

Outstanding at December 31, 2003	4,404,192	$20.64

At December 31, 2003, 2002 and 2001, 2,576,742 options, 2,784,930 options and 3,001,131 options were exercisable, respectively.

The table below summarizes information relating to options outstanding and exercisable at December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding As of 12/31/2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/2003	Weighted Average Exercise Price
$7.51 - $10.00	230,600	1.1	$8.82	230,600	$8.82
$10.01 - $12.50	842,606	2.3	$10.73	842,606	$10.73
$12.51 - $15.00	652,334	3.8	$13.68	652,334	$13.68
$15.01 - $17.50	464,602	5.8	$17.07	464,602	$17.07
$17.51 - $25.00	949,100	6.3	$22.90	366,600	$20.60
$25.01 - $35.00	1,257,700	8.8	$32.57	20,000	$27.81
$35.01 - $40.00	7,250	9.9	$39.47	—	—

	4,404,192	5.6	$20.64	2,576,742	$13.99

The fair-value of options granted in 2003, 2002 and 2001 is $6,785,000, $8,866,000, and $6,540,000, respectively and the weighted average fair-value per share of options granted in 2003, 2002 and 2001 is $11.95, $13.19 and $7.83, respectively.

The fair-value of options granted in 2003, 2002 and 2001 is estimated on the date the options are granted based on the Black Scholes option-pricing model with the following weighted-average assumptions:

(in thousands)	2003	2002	2001
Risk-free interest rate	3.1%	4.6%	5.1%
Expected life	6.5 years	6.5 years	6.5 years
Expected volatility	34.5%	34.8%	25.0%
Dividend yield	0.9%	0.9%	1.2%

13. comprehensive income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of changes in other comprehensive income (expense) are as follows:

	Foreign Currency Adjustments	Minimum Pension Liability	Available for sale Securities	Interest Rate Swap Agreements	Company Portion of Armkel’s AOCL	Accumulated Other Comprehensive Income (loss)
Balance January 1, 2001	$(6,198)	$—	$(3,191)	$—	$—	$(9,389)
Comprehensive Income changes during the year (net of tax of $1,100)	(2,163)	—	3,191	(1,367)	—	(339)

Balance December 31, 2001	(8,361)	—	—	(1,367)	—	(9,728)
Comprehensive Income changes during the year (net of tax of $2,142)	(3,732)	(2,417)	—	(1,042)	—	$(7,191)

Balance Dec. 31, 2002	(12,093)	(2,417)	—	(2,409)	—	(16,919)
Comprehensive Income changes during the year (net of tax of $993)	4,498	(1,513)	—	2,266	(2,294)	2,957

Balance Dec. 31, 2003	$(7,595)	$(3,930)	$—	$(143)	$(2,294)	$(13,962)

14. common stock voting rights and rights agreement

At the Company’s Annual Meeting of Stockholders held on May 8, 2003, shareholders voted to amend the Company’s Restated Certificate of Incorporation eliminating time phased voting rights. Prior to such amendment each share of Company common stock beneficially owned by the same person for a period of at least 48 consecutive months was entitled to four votes per share, while all other shares were entitled to one vote. As a result of this amendment each share of Company common stock is entitled to one vote.

On August 27, 1999, the Board of Directors adopted a Shareholder Rights Plan (the Plan) that essentially reinstates a Shareholder Rights Plan originally enacted in 1989, which had terminated. In connection with the adoption of the Plan, the Board declared a dividend of one preferred share purchase right for each outstanding share of Company Common Stock. Each right, which is not presently exercisable, entitles the holder to purchase one one-hundredth of a share of Junior Participating Preferred Stock at an exercise price of $200.00. In the event that any person, each holder of a right acquires 20% or more of the outstanding shares of Common Stock (other than the acquiring person or group) will be entitled to receive, upon payment of the exercise price, that number of shares of Common Stock having a market value equal to two times the exercise price. In order to retain flexibility and the ability to maximize shareholder value in the event of unknown future transactions, the Board of Directors retains the power to redeem the rights for a set amount.

The rights were issued on September 13, 1999, payable to shareholders of record at the close of business on that date. The rights will expire on September 13, 2009.

15. commitments, contingencies and guarantees

a. Rent expense amounted to $8,501,000 in 2003, $8,901,000 in 2002 and $5,048,000 in 2001. The Company is obligated for minimum annual rentals under non-cancelable long-term operating leases as follows:

(In thousands)
2004	$9,447
2005	7,226
2006	6,842
2007	6,281
2008	5,546
2009 and thereafter	14,743

Total future minimum lease commitments	$50,085

The Company accounts for step rent provisions and escalation clauses under its operating leases on a straight-line basis in accordance with the provisions of paragraph 15 of SFAS 13. Any capital improvement funding or other lease concessions are taken into account when computing lease payments on a straight-line basis. None of the Company’s lease payments is computed based on an index or other rate.

b. In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits owned by each of the two companies in Wyoming. The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons.

c. Certain former shareholders of Carter-Wallace have brought legal action against the Company that purchased the pharmaceutical business of Carter-Wallace regarding the fairness of the consideration these shareholders received. Pursuant to various indemnification agreements, Armkel could be liable for damages up to $12 million, and the Company could be liable directly to Armkel for an amount up to approximately $2.1 million.

The Company believes that the consideration offered was fair to the former Carter-Wallace shareholders, and it cannot predict with certainty the outcome of this litigation.

d. Fleming Companies, Inc., a Customer of the company, has filed a voluntary petition for bankruptcy. Subsequently, Fleming brought legal action against the Company seeking the recovery of certain preference payments and overpayments made to the company in the amount of approximately $4.2 million. In addition, Fleming claims that it is owed approximately $1.9 million relating to a vendor agreement with the company.

The Company will vigorously defend the lawsuit but cannot predict with certainty the outcome. However, in the opinion of management, the ultimate amount of liability, if any, will not have a material adverse effect on the Company’s financial position.

e. The Company has commitments to acquire approximately $13.9 million of raw material and packaging supplies from its vendors. The packaging supplies are in either a converted or non-converted status. This enables the Company to respond quickly to changes in customer orders/requirements.

f. In connection with the purchase of Biovance Technologies, Inc, the Company is obligated to make guaranteed minimum payments of at least $3.0 million based upon operating performance of the acquired business for the years 2002 and 2003. The Company met this obligation by making a $3.4 million payment in February 2003 based upon 2002 results and recorded a liability of $3.2 million at December 31,2003 based upon 2003 results. Both amounts were reflected as additional goodwill as it represented additional acquisition consideration.

g. The Company has letters of credit of approximately $6.9 million with several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, a year’s worth of lease payments on a warehouse, and 200 days of interest on the Industrial Revenue Bond borrowing.

h. Surety/performance bonds were established for construction of the Company’s headquarters addition in Princeton, NJ and for construction activities at the Company’s North Brunswick, NJ plant for approximately $0.3 million.

i. In connection with the acquisition of the Oral Care brands from Unilever, the Company will make additional performance-based payments of a minimum of $5 million and a maximum of $12 million over the eight year period following the date of acquisition. These payments will be accounted for as additional purchase price. The Company paid approximately $0.6 million in 2004 based upon 2003 operating performance.

j. The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.

16. segments

Segment Information

The Company has identified its operating segments based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Church & Dwight (“C&D”) Consumer, Armkel LLC (“Armkel”), C&D Specialty Products Division (“SPD”), Other Equity Affiliates (includes Armand Products Company (“Armand”) and The ArmaKleen Company (“Armakleen”)) and Corporate.

Segment revenues are derived from the sale of the following products:

Segment	Products
C&D Consumer	Deodorizing and cleaning, laundry, and personal care products
Armkel	Personal care products
SPD	Specialty chemical products
Other Equity Affiliates	Specialty chemical products

The Company has 50 percent ownership interests in Armkel, Armand and Armakleen. Since the Company does not control these entities, they are accounted for under the equity method in the consolidated financial statements of the Company. However, they are included in the segment disclosures presented below because the chief operating decision maker regularly reviews their operating results and performance.

Set forth below is the segment information presented as of and for each of the three years in the period ended December 31, 2003. All amounts are presented in thousands. The Company’s segment presentation for 2002 and 2001 has been revised from prior period presentations to separately present Armkel and Other Equity Investees, which were formerly included in the Consumer Products and Specialty Products segments, respectively.

	C&D Consumer	Armkel LLC	C&D SPD	Other Equity Affiliates	Corporate (2)	Equity Affiliate Adjmts	Other Adjmts (3)	As Reported
Net Sales (1)
2003	$869,038	$410,694	$187,836	$48,864	$—	$(459,558)	$—	$1,056,874
2002	864,116	383,782	183,033	45,720	—	(429,502)	—	1,047,149
2001	786,910	77,561	172,797	46,427	—	(123,988)	—	959,707

Gross Profit
2003	281,155	228,419	48,980	12,619	—	(241,038)	(12,144)	317,991
2002	269,541	210,833	52,654	12,993	—	(223,826)	(10,974)	311,221
2001	237,525	27,115	51,279	13,867	—	(40,982)	(9,308)	279,496

Marketing Expenses
2003	86,810	59,556	1,997	260	—	(59,816)	—	88,807
2002	82,677	53,053	3,518	412	—	(53,465)	—	86,195
2001	71,949	7,988	2,854	486	—	(8,474)	—	74,803

Selling, General and Admin.
2003	102,103	79,649	27,374	5,355	—	(85,004)	(12,144)	117,333
2002	104,150	87,634	27,336	5,732	—	(93,366)	(10,974)	120,512
2001	95,054	23,315	26,086	6,230	—	(29,545)	(9,308)	111,832

Operating Profit
2003	92,242	89,214	19,609	7,004	—	(96,218)	—	111,851
2002	82,714	70,146	21,800	6,849	—	(76,995)	—	104,514
2001	70,522	(4,188)	22,339	7,151	660	(2,963)	—	93,521

Income from Affiliates
2003	—	—	—	—	—	28,632	—	28,632
2002	—	—	—	—	—	21,520	—	21,520
2001	—	—	—	—	—	(6,195)	—	(6,195)

Interest Expense (4)
2003	20,227	34,455	4,300	—	—	(34,455)	—	24,527
2002	18,963	36,599	5,011	—	—	(36,599)	—	23,974
2001	8,757	11,716	2,780	—	—	(11,716)	—	11,537

Investment Earnings (4)
2003	1,090	1,010	232	4	—	(1,014)	—	1,322
2002	1,418	954	375	27	—	(981)	—	1,793
2001	1,688	813	536	75	—	(888)	—	2,224

Other Inc. (Exp) (4)
2003	(258)	1,412	(55)	(3)	—	(1,409)	—	(313)
2002	(2,071)	943	(547)	6	—	(949)	—	(2,618)
2001	(204)	(276)	(65)	2	—	274	—	(269)

Income Before Taxes and Minority Interest
2003	72,847	57,181	15,486	7,005	—	(35,554)	—	116,965
2002	63,098	35,444	16,617	6,882	—	(20,806)	—	101,235
2001	63,249	(15,367)	20,030	7,228	660	1,944	—	77,744

Identifiable Assets
2003	693,856	775,321	156,776	32,899	116,411	(655,646)	—	1,119,617
2002	588,672	808,514	147,073	35,071	120,537	(711,626)	—	988,241
2001	621,825	811,735	125,685	37,012	86,454	(733,626)	—	949,085

Capital Expenditures
2003	23,739	8,451	8,472	130	—	(8,581)	—	32,211
2002	27,841	8,443	10,898	321	—	(8,764)	—	38,739
2001	21,955	1,906	12,131	314	—	(2,220)	—	34,086

Depreciation, Depletion and Amortization
2003	20,231	17,394	7,807	3,392	2,186	(20,786)	—	30,224
2002	18,406	15,521	7,537	3,387	1,947	(18,908)	—	27,890
2001	19,757	4,015	6,768	3,358	1,318	(7,373)	—	27,843

(1)	C&D Consumer Net Sales include intersegment sales to Armkel of $2,922, $1,351 and $14 in 2003, 2002 and 2001, respectively. Other Equity Affiliates Net Sales include intersegment sales to C&D SPD of $6,037, $5,378 and $0 in 2003, 2002 and 2001, respectively.

(2)	The Corporate segment reflects the following:

1.	In 2001, operating profit was affected by changes in estimates relating to the restructuring reserve recorded in 2000, which amounted to $660.

2.	Corporate assets include cash not required for segment operating needs, investments, note receivable, deferred financing costs and deferred income taxes.

3.	Depreciation, depletion and amortization include amortization of deferred financing costs.

(3)	The Other Adjustments column reflects the following:

The administrative costs of the production planning and logistics functions, which are included in segment Selling, General and Administrative expenses but are elements of cost of goods sold in the Company’s Consolidated Statements of Income. Such amounts were $12,144, $10,974, and $9,308 for 2003, 2002 and 2001, respectively.

(4)	Interest Expense, Interest Income and Other Income (expense) were allocated to the C&D Consumer and C&D SPD segments based upon each segments relative Operating Profit.

Other than the differences noted in footnotes (2)1. and (3) above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies set forth in footnote 1 to the consolidated financial statements.

The following table shows product line revenues from external customers for each of the three years in the period ended December 31, 2003.

	2003	2002	2001
C&D Consumer
Deodorizing Products	$241,245	$255,756	$236,551
Laundry Products	404,098	400,476	386,617
Personal Care Products	186,721	176,242	122,160
Other	36,974	31,642	41,582

Total C&D Consumer	869,038	864,116	786,910
C&D Specialty Products	187,836	183,033	172,797

Total Consolidated	$1,056,874	$1,047,149	$959,707

	2003	2002	2001
Armkel
Family Planning	$189,014	$184,952	$37,119
Depilatories and waxes; face and skin care	89,562	83,517	12,451
Oral care	37,766	29,727	5,865
OTC Products	51,914	46,064	12,241
Other consumer products	42,438	39,522	9,885

Total Armkel	$410,694	$383,782	$77,561

Other Equity Affiliates	$48,864	$45,720	$46,427

Geographic Information

Approximately 91%, 92% and 90% of the net sales reported in the accompanying consolidated financial statements in 2003, 2002 and 2001, respectively were to customers in the United States. Approximately 94%, 95% and 92% of long-lived assets were located in the U.S. at December 31, 2003, 2002 and 2001, respectively.

Customers

A group of three C&D Consumer customers accounted for approximately 26% of consolidated net sales in 2003, of which a single customer (Wal-Mart Stores, Inc.) accounted for approximately 17%. A group of three C&D Consumer customers accounted for approximately 23% of consolidated net sales in 2002, of which Wal-Mart accounted for approximately 16%. A group of three customers accounted for approximately 23% of consolidated net sales in 2001 of which Wal-Mart accounted for approximately 14%.

17. unaudited quarterly financial information

The unaudited quarterly results of operations are prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Adjustments are of a normal, recurring nature, except as discussed in the accompanying notes.

(in thousands, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2003
Net sales	$248,298	$256,263	$265,566	$286,747	$1,056,874
Gross profit	73,834	79,573	80,542	84,042	317,991
Income from operations	28,781	25,049	28,874	29,147	111,851
Equity in earnings of affiliates	8,152	12,528	5,164	2,788	28,632
Net income	20,946	24,626	19,522	15,867	80,961
Net income per share—basic	$0.52	$0.61	$0.48	$0.39	$2.01
Net income per share—diluted	$0.50	$0.59	$0.46	$0.37	$1.92

2002
Net sales	$256,802	$258,463	$263,786	$268,098	$1,047,149
Gross profit	73,250	75,938	81,200	80,833	311,221
Income from operations	27,227	24,293	28,149	24,845	104,514
Equity in earnings of affiliates	917	11,364	5,453	3,786	21,520
Net income	14,923	18,652	17,575	15,540	66,690
Net income per share—basic	$0.38	$0.47	$0.44	$0.39	$1.68
Net income per share—diluted	$0.36	$0.45	$0.42	$0.37	$1.60

2001
Net sales	$226,780	$229,636	$238,372	$264,919	$959,707
Gross profit	64,351	69,540	71,848	73,757	279,496
Income from operations	20,952	22,505	25,835	24,229	93,521
Equity in earnings (loss) of affiliates	1,032	1,151	886	(9,264)	(6,195)
Net income	12,147	13,478	15,246	6,113	46,984
Net income per share—basic	$0.32	$0.35	$0.39	$0.16	$1.21
Net income per share—diluted	$0.30	$0.33	$0.37	$0.15	$1.15

Fourth quarter 2003 includes a $2.7 million impairment charge on manufacturing equipment and a net $2.6 million loss associated with the acquisition of the oral care business from Unilever. The $2.6 million loss includes a $6.1 million accounting charge related to the step-up of opening inventory values and a $4.9 million charge to write off deferred financing costs related to previous financing transactions and the settlement of interest rate swap agreements.

Fourth quarter 2002 includes a $5.1 million trademark, equipment and plant obsolescence charge.

Third Quarter 2002 includes a $1.1 million trademark impairment charge.

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the “Company”) at December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 5, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item is incorporated by reference to the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference to the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year ended covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference to the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this item is incorporated by reference to the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference to the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.	Financial Statements

The following Consolidated Financial Statements and Independent Auditors’ Report are attached hereto in Item 8;

Independent Auditors’ Report

Consolidated Statements of Income for each of the three years in the period ended December 31, 2003

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2003

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2003

Notes to Financial Statements

For each of the three years in the period ended December 31, 2003:

Schedule II - Valuation and Qualifying Accounts

Financial	Statements of Subsidiaries not consolidated

Armkel, LLC Statements of Income and Members’ Equity for the years ended December 31, 2003 and 2002, and for the period from August 28, 2001 (inception) to December 31, 2001.

Armkel, LLC Balance Sheets as of December 31, 2003 and 2002.

Armkel, LLC Statements of Cash Flow for the years ended December 31, 2003 and 2002, and for the period from August 28, 2001 (inception) to December 31, 2001.

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.	Exhibits

Unless otherwise noted, the file number for all Company filings with the Securities and Exchange Commission referenced below is 1-10585.

(2)	(a)	Asset Purchase Agreement, dated as of September 9, 2003, between Conopco, Inc. and Church & Dwight Co., Inc. incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on November 4, 2003.

	(b)	Amended and Restated Product Line Purchase Agreement, dated as of July 30, 2001 and effective as of May 7, 2001 by and between Church & Dwight Co., Inc. and Armkel LLC (“PLPA”) and Amendment Number 1 to the PLPA, dated as of September 28, 2001 incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed on October 12, 2001.

	(c)	Asset Purchase Agreement, dated May 7, 2001, by and between Armkel LLC and Carter-Wallace, Inc. for the purchase of certain consumer brands incorporated by reference to Exhibit 10.D to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

(3)	(a)	Restated Certificate of Incorporation dated June 6, 2003 incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 27, 2003.

	(b)	By-laws of the Company as amended through January 31, 2001 incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003)

(4)	(a)	Indenture dated August 11, 2003 between the Registrant and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-3 (Registration No. 333-109048). Includes form of the Company’s 5.25% Convertible Senior Debenture.

	(b)	Registration Rights Agreement dated as of August 11, 2003 among the Company and the Initial Purchasers named therein, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement of Form S-3 (Registration No. 333-109048).

(10)	(a)	Amended and Restated Limited Liability Company Agreement of Armkel LLC, dated as of August 27, 2001, by and between Church & Dwight Co., Inc. and Kelso Protection Venture, LLC, a Delaware limited liability company (“LLC Agreement”) and Amendment Number 1 to the LLC Agreement, dated as of September 24, 2001, incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on October 12, 2001.

	(b)	Amendment Number 2 to the LLC Agreement, dated as of September 24, 2001, incorporated by reference to Exhibit 10(b) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

	(c)	Credit Agreement, dated as of September 28, 2001, by and between Church & Dwight Co., Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement as Lenders, PNC Bank, National Association, Fleet National Bank, The Bank of Nova Scotia, National City Bank and The Chase Manhattan Bank, as administrative agent, incorporated by reference to Exhibit 4(a) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

	(d)	Credit Agreement, dated as of May 23, 2001, by and between Church & Dwight Co., Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement as Lenders, Fleet National Bank, National City Bank, First Union National Bank, PNC Bank, and The Chase Manhattan Bank, as administrative agent previously, incorporated by reference to Exhibit 10 to the Company’s current report on Form 8-K filed on June 5, 2001.

(e)	Purchase and Sale Agreement dated January 16, 2003, by and among Church & Dwight Co., Inc. and Harrison Street Funding LLC, incorporated by reference to Exhibit 5.1 to the Company’s current report on Form 8-K filed on January 30, 2003.

(f)	Receivables Purchase Agreement, dated January 16, 2003, by and among Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 5.2 to the Company’s current report on Form 8-K filed on January 30, 2003.

(g)	Supply Agreement between Church & Dwight Co., Inc. and ALCAD Partnership for supply of soda ash. This document is not attached hereto, but has been separately submitted to the Securities and Exchange Commission and granted confidential treatment pursuant to the Company’s application under Exchange Act Rule 24b-2.

(h)	Limited Liability Company Operation Agreement of Armus, LLC, dated as of June 14, 2000, between Church & Dwight Co., Inc. and USA Detergents, Inc., incorporated by reference to Exhibit 10.N to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2000. Portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2.

(i)	Stock Purchase Agreement dated as of June 14, 2000, among USA Detergents, Inc., Church & Dwight Co., Inc. and Frederick R. Adler, incorporated by reference to Exhibit 10.O to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2000.

*(j)	Employment Agreement, dated February 2, 2001, by and between Church & Dwight Co., Inc. and Jon L. Finley for the position of President and COO, incorporated by reference to Exhibit 10(h) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

*(k)	Supplemental Employment Agreement, dated October 5, 2001, by and between Church & Dwight Co., Inc. and Jon L. Finley, incorporated by reference to Exhibit 10(i) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

*(l)	Employment Agreement, dated January 3, 2002, by and between Church & Dwight Co., Inc. and Joseph A. Sipia, Jr., incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

*(m)	Employment Agreement, dated February 26, 2002, by and between Church & Dwight Co., Inc. and Bradley A. Casper, incorporated by reference to Exhibit 10(k) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

*(n)	The Company’s 1983 Stock Option Plan, incorporated by reference to the Company’s definitive Proxy Statement dated April 4, 1983.

*(o)	Restricted Stock Plan for Directors, incorporated by reference to the Company’s definitive Proxy Statement dated April 6, 1987.

*(p)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, incorporated herein by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 1997.

*(q)	Deferred Compensation Plan for Directors, incorporated by reference to an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1987.

*(r)	Employment Service Agreement with Senior Management of Church & Dwight Co., Inc., incorporated by reference to an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1990.

*(s)	The Stock Option Plan for Directors, incorporated by reference to the Company’s definitive Proxy Statement dated April 2, 1991.

*(t)	Description of the Company’s Incentive Compensation Plan, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

*(u)	Church & Dwight Co., Inc. Executive Stock Purchase Plan, incorporated by reference to an exhibit to the Company’s Form 10-K for the year ended December 31, 1993.

*(v)	1994 Incentive Stock Option Plan, incorporated by reference to an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1994.

*(w)	Compensation Plan for Directors, incorporated by reference to the Company’s definitive Proxy Statement dated April 1, 1996.

*(x)	The Church & Dwight Co., Inc. Stock Award Plan, formerly the Church & Dwight Co., Inc. 1998 Stock Option Plan which was approved by stockholders at the Annual Meeting of Stockholders on May 7, 1998, and was amended, restated and approved by stockholders at the Annual Meeting of Stockholders on May 8, 2003, incorporated by reference to the Company’s definitive Proxy Statement dated April 3, 2003.

*(y)	Armkel, LLC Equity Appreciation Plan, incorporated by reference to an exhibit to the Company’s Form 10-K for the year ended December 31, 2003.

*(z)	Employment Agreement, dated July 24, 2002, by and between Church & Dwight Co., Inc. and Andrew B. Steinberg for the position of Vice President, General Counsel and Secretary, incorporated by reference to an exhibit to the Company’s Form 10-K for the year ended December 31, 2003.

*(aa)	Employment Agreement, dated June 16, 2003, by and between Church & Dwight Co., Inc. and Susan E. Goldy for the position of Vice President, General Counsel and Secretary incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended June 27, 2003.

•	(11)	Computation of earnings per share.

•	(21)	List of the Company’s subsidiaries.

•	(23.1)	Consent of Independent Auditor.

•	(23.2)	Consent of Independent Auditor.

•	(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
•	Indicates documents filed herewith.

(b)	Reports on Form 8-K

During the last quarter of the period covered by this report, the Company filed or furnished reports on Form 8-K as follows:

The Company filed a Form 8-K, dated November 3, 2003, providing information responsive to Item 5 and furnished information responsive to Items 9 and 12, including an exhibit referenced in Item 7, in connection with an earnings press release.

The Company filed a Form 8-K, dated November 4, 2003, providing information responsive to Items 2 and 7 in connection with its acquisition of Unilever’s oral care assets in the United States and Canada.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions		Deductions
	Beginning Balance	Charged to Expenses	Acquired	Amounts written off	F/X	Ending Balance
Allowance for Doubtful Accounts
2003	$1,546	$824	$—	$(429)	$28	$1,969
2002	3,666	(1,223)	(300)	(597)	—	1,546
2001	2,052	1,950	788	(1,105)	(19)	3,666

Allowance for Cash Discounts
2003	4,637	20,510		(22,445)	—	2,702
2002	1,734	20,808	—	(17,908)	—	4,637
2001	1,299	18,553	—	(18,118)	—	1,734

Sales Returns and Allowances
2003	7,004	18,569	724	(20,305)	—	5,992
2002	6,473	18,462	—	(17,931)	—	7,004
2001	4,325	16,742	—	(14,594)	—	6,473

PART IV d. FINANCIAL STATEMENTS OF SUBSIDIARIES NOT CONSOLIDATED.

ARMKEL, LLC

Audited Financial Statements

Independent Auditors’ Report	2

Consolidated Statements of Income and Changes in Members’ Equity for the years ended December 31, 2003 and 2002 and for the period from August 28, 2001 (inception) to December 31, 2001	3

Consolidated Balance Sheets as of December 31, 2003 and 2002	4

Consolidated Statements of Cash Flow for the years ended December 31, 2003 and 2002 and for the period from August 28, 2001 (inception) to December 31, 2001	5

Notes to Consolidated Financial Statements	6

INDEPENDENT AUDITORS’ REPORT

To the Members of Armkel, LLC

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Armkel, LLC (the “Company”) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and changes in members’ equity, and cash flow for the years ended December 31, 2003 and 2002 and for the period from August 28, 2001 (inception) to December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 15 as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 and for the period from August 28, 2001 (inception) to December 31, 2001. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Armkel, LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and for the period from August 28, 2001 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 and for the period from August 28, 2001 (inception) to December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche, LLP
DELOITTE & TOUCHE, LLP
Parsippany, New Jersey
March 11, 2004

ARMKEL, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND CHANGES IN MEMBERS’ EQUITY

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from August 28, 2001 (Inception) to December 31, 2001
	(Dollars in thousands)
Statements of Income:
Net Sales	$410,694	$383,782	$77,561
Cost of goods sold	182,275	172,949	50,446

Gross Profit	228,419	210,833	27,115
Marketing expenses	59,556	53,053	7,988
Selling, general and administrative expenses	92,366	87,634	23,315
Patent infringement	(12,717)	—	—

Operating Income (Loss) from continuing operations	89,214	70,146	(4,188)
Interest expense	(34,455)	(36,599)	(11,716)
Interest income	1,010	954	813
Other income (expense)	1,412	943	(276)

Income (Loss) before taxes from continuing operations	57,181	35,444	(15,367)
Income taxes (benefit)	9,058	6,942	(474)

Income (Loss) from continuing operations	48,123	28,502	(14,893)
Income (Loss) from discontinued operations	254	2,712	(755)
Gain on disposition of discontinued operations	1,862	—	—

Net Income (Loss)	$50,239	$31,214	$(15,648)

Statements of Changes in Members’ Equity:
Balance, Beginning of Period	$229,680	$203,586	$228,500

Distributions to Members	—	—	(8,000)

Net Income (Loss)	50,239	31,214	(15,648)
Other Comprehensive Income (Loss)
Foreign translation gain (loss)	1,679	728	(1,064)
Fair market value of interest rate swaps	1,217	(1,015)	(202)
Minimum pension liability (net of taxes of $26, $342 and $0)	(3,378)	(4,833)	—

Total Comprehensive Income (Loss)	49,757	26,094	(16,914)

Balance, End of Year	$279,437	$229,680	$203,586

See Notes to Consolidated Financial Statements.

ARMKEL, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
	(Dollars in thousands)
Assets

Current Assets
Cash and cash equivalents	$69,188	$54,780
Accounts receivable, less allowances of $1,509 and $2,177	74,783	75,864
Inventories	53,782	53,427
Prepaid expenses	6,436	5,557
Assets of discontinued operations	—	42,079
Assets held for sale	11,500	14,600

Total Current Assets	215,689	246,307
Property, Plant and Equipment (Net)	75,815	72,867
Tradenames and Patents	256,775	261,275
Goodwill	205,156	205,467
Deferred Financing Costs	13,877	17,380
Other Assets	8,009	5,218

Total Assets	$775,321	$808,514

Liabilities and Members’ Equity

Current Liabilities
Short-term borrowings	$—	$55
Accounts payable and accrued expenses	86,347	85,036
Liabilities of discontinued operations	—	23,582
Current portion of long-term debt	2,705	28,501
Taxes payable	7,214	1,606

Total Current Liabilities	96,266	138,780
Long-Term Debt	364,838	411,634
Deferred Income Taxes	9,669	8,500
Deferred and Other Long-Term Liabilities	25,111	19,920
Commitments and Contingencies	—	—

Total Liabilities	495,884	578,834

Members’ Equity
Net contributed capital	220,500	220,500
Retained earnings	65,805	15,566
Accumulated other comprehensive loss	—	—
Foreign translation gain (loss)	1,343	(336)
Fair market value of interest rate swaps	—	(1,217)
Minimum pension liability	(8,211)	(4,833)

Total Accumulated Other Comprehensive Loss	(6,868)	(6,386)

Total Members’ Equity	279,437	229,680

Total Liabilities and Members’ Equity	$775,321	$808,514

See Notes to Consolidated Financial Statements.

ARMKEL, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period From August 28, 2001 (Inception) to December 31, 2001
	(Dollars in thousands)
Cash Flow From Operating Activities
Net Income (Loss)	$50,239	$31,214	$(15,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,394	15,521	4,015
Unrealized (gain) loss on foreign exchange transactions	(3,408)	(898)	395
Net (Income) Loss from discontinued operations	(254)	(2,712)	755
Net gain on sale of discontinued operations	(1,862)	—	—
Asset impairment charge	3,100	—	—
Change in assets and liabilities:
Decrease in accounts receivable	7,478	178	5,616
Decrease in inventories	3,478	9,516	12,353
(Increase) Decrease in prepaid expenses and other current assets	(1,709)	(2,411)	1,065
Increase (Decrease) in accounts payable and other accrued expenses	612	(32,026)	8,305
(Decrease) Increase in other	(3,464)	68	3,745

Net Cash Provided by Operating Activities	71,604	18,450	20,601
Cash Flow from Investing Activities
Additions to property, plant and equipment	(8,451)	(8,443)	(1,906)
Acquisition of Carter-Wallace Consumer Business, including anti-perspirant and pet care products business, net of cash acquired	—	—	(713,293)
Proceeds from sale of anti-perspirant and pet care products business	—	—	128,500
Proceeds from divestiture/sale of assets	22,573	—	—
Payment for purchase price adjustments and costs related to the acquisition of the Carter-Wallace Consumer Business	(424)	(8,890)	—

Net Cash Provided by (Used in) Investing Activities	13,698	(17,333)	(586,699)
Cash Flow From Financing Activities
Proceeds from issuance of senior subordinated notes	—	—	223,477
Proceeds from syndicated bank credit facility	—	—	220,000
Repayment of syndicated bank credit facility	(75,863)	(3,252)	(375)
Repayment of acquired long-term debt	—	—	(19,971)
Payment of deferred financing costs	—	—	(21,754)
Proceeds from Members	—	—	228,500
Distributions to Members	—	—	(8,000)

Net Cash (Used In) Provided By Financing Activities	(75,863)	(3,252)	621,877
Effect of exchange rate changes on cash and cash equivalents	4,969	1,298	(162)

Net Change in Cash and Cash Equivalents	14,408	(837)	55,617
Cash and Cash Equivalents at Beginning of Period	54,780	55,617	—

Cash and Cash Equivalents at End of Period	$69,188	$54,780	$55,617

Cash Paid During the Period For:
Interest	$30,935	$32,729	$2,395
Income taxes	$7,106	$3,742	$3,720
Acquisition in which Liabilities were Assumed are as Follows:
Fair value of assets acquired	$—	$—	771,899
Cash paid for acquisition	—	—	(586,920)

Liabilities assumed	$—	$—	$184,979

See Notes to Consolidated Financial Statements.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

1. description of business

Armkel, LLC (the “Company”), a Delaware limited liability company, was formed as an equally owned joint venture between Church and Dwight Co., Inc. (“C&D”) and affiliates of Kelso and Company, L.P. (“Kelso”). The Company’s joint venture agreement governs its operations. The Company was formed to acquire (the “Acquisition”) certain operations of the consumer products business of Carter-Wallace, Inc. (“CWCPD”). The remainder of Carter-Wallace, which was primarily comprised of Carter-Wallace’s healthcare and pharmaceuticals business, was merged with an unrelated third party, which became the successor company to Carter-Wallace (the “Successor”). On August 28, 2001, the Company was capitalized when Armkel Finance Company (a wholly owned subsidiary of the Company) issued $225 million of 9.5% senior subordinated notes, for net proceeds of $223.5 million. The Company is a leading marketer and manufacturer of well-recognized branded personal care consumer products, including condoms, depilatories and waxes and home pregnancy and ovulation test kits.

2. basis of presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and profits have been eliminated in consolidation. Accounts of operating units outside of North America are included for periods one month prior to the period presented. The financial statement effect of the Italian operations, divested in February 2003, is recognized as discontinued operations in all periods.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Management makes estimates regarding inventory valuation, promotional and sales returns reserves, the carrying amount of goodwill and other intangible assets, the realization of deferred tax assets, tax reserves, liabilities related to pensions and other postretirement benefit obligations and other matters that affect the reported amounts and other disclosures in the financial statements. Estimates by their nature are based on judgement and available information. Therefore, actual results could differ materially from those estimates, and it is possible such changes could occur in the near term.

Revenue Recognition

In the fourth quarter of 2003, the Company began recognizing revenue when finished goods are delivered to its customers (“FOB Destination”). Previously, revenue was recognized upon shipment of the finished goods to the customer (“FOB Shipping”). The Company’s management has concluded that the effect of changing its revenue recognition from FOB Shipping to FOB Destination was not material to the current or prior periods’ consolidated financial statements. The adjustment to FOB Destination recorded in the fourth quarter of 2003 resulted in a reduction to net income of $1.9 million. The following table shows the net income (loss) of the Company as reported and the adjusted net income (loss) that would have been reported had the Company always recognized revenue when product was delivered to its customers:

(in millions)	2003	2002	Period from August 28, 2001 (Inception) to December 31, 2001
Net Income (Loss) – as reported	$50.24	$31.21	$(15.65)
Net Income (Loss) – adjusted as if FOB Destination	$52.13	$29.84	$(16.17)

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Promotional and Sales Returns Reserves

The Company conducts extensive promotion activities, primarily through the use of off-list discounts, slotting, co-op advertising, periodic price reduction arrangements, and end-aisle and other in-store displays. All such costs are netted against sales. Slotting costs are expensed when revenue is recognized. Co-op advertising costs are expensed when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded at the earlier of shipment of the display unit or completion of the related sale.

The reserves for sales returns and consumer and trade promotion liabilities are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company uses historical trend experience and coupon redemption provider input in arriving at coupon reserve requirements, and the Company uses forecasted appropriations, customer and sales organization inputs, and historical trend analysis in arriving at the reserves required for other promotional activities and sales returns.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition are less than the asset’s carrying amount. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its estimates. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

Foreign Currency Translation

Financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52. Unrealized gains and losses are recorded in Accumulated Other Comprehensive Loss. Gains and losses on foreign currency transactions are recorded in the Consolidated Statements of Income.

Derivatives

All derivatives are recognized as assets or liabilities at fair value in the accompanying Consolidated Balance Sheets.

Derivatives designated as hedges are either (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), or (2) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).

•	Changes in the fair value of derivatives that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.

•	Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in Accumulated Other Comprehensive Loss until earnings are affected by the variability of cash flows of the hedged asset or liability. Any ineffectiveness related to these hedges are recorded directly in earnings. The amount of the ineffectiveness was not material.

•	Changes in the fair value of derivatives not designated or qualifying as an accounting hedge are recorded directly to earnings.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments designated and qualifying as cash flow hedges, and minimum pension liability adjustments, and is presented in the Consolidated Statements of Income and Changes in Members’ Equity.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Cash Equivalents

Cash equivalents consist of highly liquid short-term investments, which mature within three months of purchase.

Inventories

Inventories are valued at the lower of cost or market on the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment

Property, plant and equipment and additions thereto are stated at cost less accumulated depreciation. Depreciation is recorded by the straight-line method over the estimated useful lives of the respective assets which range from 3-20 years.

Goodwill, Tradenames and Patents

The Company accounts for Goodwill, Tradenames and Patents in accordance with SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method.

Shipping and Handling Costs

The Company does not bill shipping and handling costs to its customers. The Company reimburses C&D for shipping and handling costs.

Selected Operating Expenses

Cost of goods sold includes costs related to the manufacturing of the Company’s products (including raw material costs, inbound freight, direct labor, and indirect plant costs such as plant supervision, maintenance labor and materials, depreciation, taxes and insurance), purchasing, production planning, operations management, logistics, freight to customers, warehousing costs and internal transfer freight costs.

Marketing expenses include costs for advertising (excluding the costs of co-op advertising programs, which are reflected in net sales), costs for coupon insertion (mainly the cost of printing and distribution), consumer promotion costs (such as on-shelf advertisements and floor ads), public relations, package design expense and market research costs.

Advertising costs are expensed in the period incurred. The Company incurred advertising costs of $41.1 million and $35.7 million for the years ended December 31, 2003 and 2002, respectively, and $6.8 million for the three month period ended December 31, 2001.

Selling, general and administrative expenses include costs related to functions such as sales, corporate management, marketing administration and legal, among others. Such costs include compensation related costs (such as benefits, profit sharing, deferred compensation and employer contributions to the 401K and other benefit plans); travel and entertainment related expenses; trade show expenses; insurance; professional and other consulting fees; costs related to temporary staff; staff relocation costs; and non-capitalizable software related costs. Research & development costs in the amount of $10.4 million and $8.4 million for the years ended December 31, 2003 and 2002, respectively, were charged to administrative expenses as incurred. Research and development costs were $1.8 million for the period from August 28 to December 31, 2001.

Income Taxes

As the Company is treated as a partnership for U.S. tax purposes, it is generally not subject to U.S. taxes on income. Accordingly, no provision has been made for income taxes on Domestic income. The foreign subsidiaries of the Company are subject to taxation. They recognize current and deferred income taxes under the asset and liability method; accordingly, deferred income taxes are provided to reflect the future consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Also, distributions may be made to the members in order to fund their tax liability.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effective date for the Company was January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation”). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial statement. However, the Company did record a liability of $0.5 million for a guarantee reserve related to an indemnification to the buyer of its Italian subsidiaries.

In December 2002, the FASB issued SFAS No 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for the year ended December 31, 2002 and for interim financial statements for the first quarter of 2003. This standard did not have an effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement was effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The Company adopted the provisions of the statement on its effective date and it did not have a material impact to its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which aims to eliminate diversity in practice by requiring that the “freestanding” financial instruments be reported as liabilities by their issuers. The provisions of SFAS 150, which also include a number of new disclosure requirements, was effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provisions of the statement on its effective date and it did not have a material impact to its consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46 (FIN No. 46) “Consolidation of Variable Interest Entities”, as amended in December 2003 by FIN No. 46R. FIN No. 46 sets forth criteria to be used in determining whether an investment in a variable interest entity (VIE) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 would require the immediate consolidation of specified VIEs created after January 31, 2003. For specified VIEs created before February 1, 2003, FIN No. 46 would require consolidation in interim or annual financial statements issued for periods beginning after December 15, 2003. The Company has reviewed FIN No. 46 and determined that it would not have a material impact to its consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement retained the disclosure requirements as originally included in SFAS No. 132 and contained additional disclosure requirements. The Company has included the required disclosures in Note 12 to its financial statements.

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1 “Accounting and Disclosure Requirements to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP permits a sponsor of

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001 a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company does not believe that the effects of the Act apply to its postretirement health care plans and it will not have a material impact on its consolidated financial statements.

Reclassification

Prior year amounts have been reclassified in order to recognize the effect of discontinued operations and, for certain categories, to conform with the current year presentation.

3. Fair value of financial instruments and risk management

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002. SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2003		2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term borrowings	$—	$—	$55	$55
Syndicated bank credit facility	143,716	143,716	216,468	216,468
Senior subordinated notes	223,827	246,490	223,667	242,121
Interest rate swaps	—	—	1,217	1,217
Foreign exchange forward contracts	1,477	1,477	919	919

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Short-term Borrowings

The amounts of unsecured lines of credit equal fair value because of their short maturities and variable interest rates.

Syndicated Bank Credit Facility

The fair value of these securities approximates their carrying values based upon the variable interest rates that they carry.

Senior Subordinated Notes

The fair value is determined based on quoted market prices at or near December 31, 2003 and 2002.

Interest Rate Swaps

Carrying amounts of interest rate swaps contracts are reflected on the Company’s balance sheet at their fair value.

The fair values are the estimated amounts that the Company would receive or pay to terminate the agreements at the balance sheet date, taking into account current interest rates.

Foreign Exchange Forward Contracts

Carrying amounts of foreign exchange forward contracts are reflected on the Company’s balance sheet at their fair value.

The fair values are based on current indicative foreign exchange values.

Interest Rate Risk

The Company entered into a syndicated bank credit facility and also issued senior subordinated notes to finance the Acquisition. The syndicated bank credit facility consists of variable rate $220 million 6 and 7 1/2-year term loans, of which $143.7 million was outstanding at December 31, 2003, and an $85 million variable rate revolving credit facility, which remained fully undrawn at December 31, 2003. On August 28, 2001, the Company issued $225 million of 9.5% senior subordinated notes due in 8 years with the interest paid semi-annually. The weighted average interest rate on the

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001 credit facility borrowings at December 31, 2003 and 2002, excluding deferred financing costs and commitment fees, was approximately 4.0% and 5.0% respectively. The Company entered into interest rate swap agreements to reduce the impact of the credit facility’s variable interest rate. The swap agreements are contracts to exchange floating rate for fixed interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. At December 31, 2003 all interest rate swap agreements were settled. At December 31, 2002, the Company had agreements for a notional amount of $50 million, swapping debt with a one-month LIBOR rate for a fixed rate that averaged 6.6%.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Euro. A portion of the Company’s revenues and earnings are exposed to changes in these foreign currency exchange rates. Where practical, the Company seeks to relate expected local currency revenues with local currency costs and local currency assets with local currency liabilities.

In connection with the Acquisition, the Company entered into intercompany loans with certain of its subsidiaries. The Company is exposed to foreign exchange accounting remeasurement gains and losses from these intercompany loans. The Company has entered into several foreign exchange contracts to hedge the net accounting remeasurement exposure on the intercompany loans which is recorded in other income (expense). At December 31, 2003, the Company has 11.5 million EURO hedge with an average rate of 1.154, which is approximately 72.4% of the total EURO debt position. The Company has 30.0 million Mexican Pesos hedge with a rate of 0.0878, which is approximately 48.5% of the PESO debt position. The Company has 4.8 million Australian Dollar hedge with a rate of 0.6896, which is approximately 53.9% of the AUS$ debt position.

4. inventories

Inventories are summarized as follows at December 31 (in thousands):

	2003	2002
Raw materials and supplies	$11,913	$10,561
Work in process	6,427	5,983
Finished goods	35,442	36,883

	$53,782	$53,427

5. property, plant and equipment

Property, plant and equipment consist of the following at December 31 (in thousands):

	2003	2002	Estimated Lives
			(Years)
Land	$7,206	$7,067	N/A
Buildings and improvements	25,351	21,620	15-20
Machinery and equipment	52,384	44,946	5-20
Office equipment and other assets	5,999	3,800	3-10
Construction in progress	816	4,716	N/A

	91,756	82,149
Less accumulated depreciation	15,941	9,282

Net property, plant and equipment	$75,815	$72,867

Depreciation of property, plant and equipment amounted to $8.0 million and $7.4 million for the years ended December 31, 2003 and 2002, respectively, and $2.0 million for the period from August 28 to December 31, 2001.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

6. acquisitions

On May 7, 2001 the Company and Carter-Wallace entered into a definitive Asset Purchase Agreement which was consummated on September 28, 2001. The Company acquired the assets and liabilities that related primarily to the consumer products business of Carter-Wallace, as well as 100% of the capital stock of certain foreign subsidiaries of Carter-Wallace. The purchase price for the acquired business was approximately $739 million, which consisted of cash consideration of approximately $715.4 million, the repayment of approximately $19.9 million of indebtedness and the assumption of approximately $3.7 million of indebtedness, plus transaction fees and expenses of approximately $10.4 million. Additional purchase price was paid in 2002 related to the settlement of certain contingencies surrounding the Acquisition.

Under a separate agreement dated May 7, 2001, C&D agreed to simultaneously purchase from the Company, for $128.5 million, the assets relating to the antiperspirant/deodorant product lines in the United States and Canada and the assets relating to the Lambert-Kay line of pet products, and assumed the liabilities of these businesses.

The Acquisition is accounted for as a purchase under the provisions of SFAS No. 141, “Business Combinations” and has been included in the Company’s financial statements from the date of the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed (excluding the assets relating to the anti-perspirant and pet care products businesses) adjusted to reflect the additional purchase price and allocation adjustments (in thousands):

Current assets	$206,068
Property, plant and equipment	94,835
Tradenames and patents	266,900
Goodwill	208,666
Other long-term assets	3,218

Total assets acquired	779,687
Total liabilities	(183,454)

Net assets acquired	$596,233

$239.4 million was assigned to tradenames and $27.5 million was assigned to patents. Tradenames are not being amortized as it has been determined that they have an indefinite life. Patents are being amortized between 5-8 years.

$173.0 million and $36.0 million of goodwill were assigned to the domestic segment and international segment, respectively. Domestic goodwill will be deductible for tax purposes by the members. International goodwill is before the reclass of discontinued operations and is not deductible for tax purposes.

Pro forma results—unaudited

The following reflects pro forma results for the nine months ended December 31, 2001 and the twelve months ended March 31, 2001 (in millions):

For the Nine Months Ended December 31, 2001
Pro Forma
Net Sales	$276.3
Income from operations	51.3
Net Income	20.9

The pro forma results adjusts for additional interest expense related principally to the debt incurred to finance the Acquisition and for income taxes under the Company’s LLC status. Adjustments were also made to depreciation and amortization expense related to the fair value of the assets acquired and the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets.”

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

7. goodwill and intangible assets

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets”. Under its changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company, at its inception, adopted certain provisions of this statement. The impairment provisions of the statement were adopted January 1, 2002 and did not have any impact on the Company’s consolidated financial statements.

The following tables discloses the carrying value of all intangible assets (in thousands):

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Amortized intangible assets:
Patents	$27,500	$10,125	$17,375	$27,500	$5,625	$21,875

Unamortized intangible assets – Carrying value
Tradenames	$239,400	$—	$239,400	$239,400	$—	$239,400

Intangible amortization expense amounted to $4.5 million and $4.5 million for the years ended December 31, 2003 and 2002, respectively, and $1.1 million for the period from August 28 to December 31, 2001. The estimated intangible amortization for each of the next three years is $4.5 million, and $3.9 million in the fourth, and final, year. The weighted average amortization period for patents is 6.4 years.

The changes in the carrying amount of goodwill for the year ended December 31, 2003 is as follows (in thousands):

	Domestic	International	Total
Balance December 31, 2002	$173,006	$32,461	$205,467
Purchase accounting adjustments	(688)	360	(328)
Foreign exchange/other	—	17	17

Balance December 31, 2003	$172,318	$32,838	$205,156

The purchase accounting adjustments include the reduction of the Company’s severance reserve offset by purchase acquisition costs.

In accordance with SFAS No. 142, the Company completed the annual impairment test of the valuation of goodwill and intangibles as of April 1, 2003 and based upon the results, there was no impairment.

8. joint venture agreement

The Company is a Delaware limited liability company. The Company was formed as a joint venture among C&D, which owns 50%, and an entity wholly owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC, which are referred to as the Kelso funds, which owns 50%, for the purpose of acquiring the consumer products business of Carter-Wallace. The Company’s joint venture agreement governs the Company’s operations. The material provisions of this agreement are described below.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Governance. The joint venture agreement contains provisions regarding the Company’s governance, including the following:

•	Board of Directors. The Company’s board of directors consists of three directors appointed by C&D and three directors appointed by the Kelso funds. Any committee established by the Company’s board of directors must have an equal number of directors appointed by the Kelso funds and by C&D. Any action by the Company’s board of directors requires the affirmative vote of members holding a majority of membership interests present at a meeting at which such matter is voted upon, except that in certain matters, approval of at least one C&D director and at least one Kelso director is also required. The presence of an equal number of Kelso directors and C&D directors constitutes a quorum.

•	Officers and Management. The Company’s officers may be removed by its board of directors (requiring, in the case of its chief executive officer, the approval of at least one Kelso director and one C&D director) or the Company’s chief executive officer (in the case of its other officers). In addition, if certain financial targets are not satisfied, Kelso has the right to remove the Company’s chief executive officer. Vacancies in the Company’s officer positions will be filled by its board of directors (which, in the case of the Company’s chief executive officer and chief financial officer positions, require the approval of a Kelso director and a C&D director) or the Company’s chief executive officer.

A number of significant managerial functions are performed for the Company by C&D.

Transfers of Interests; Preferential Purchase or Sale Rights. Except as described below, the Company’s members may not transfer their interests in the Company or admit additional members (other than in transactions with certain of their respective affiliates), without the prior written consent of all of the other members.

•	Call Option. The Kelso funds have granted C&D an option to purchase the Kelso funds’ membership interests in the Company. The option is exercisable at any time after the third anniversary and before the fifth anniversary of the closing of the Acquisition. The purchase price for the Kelso funds’ interests in the Company is equal to 50% of the Company’s fair market value at the time the option exercise notice is given, as determined pursuant to a valuation method set forth in the joint venture agreement. The purchase price is subject to certain floors and caps which are indexed to the Kelso funds’ rate of return on their investment in the Company.

•	Right of First Offer and Drag Along Rights. The joint venture agreement provides for a mechanism whereby the Company’s members may dispose of their interests and, in certain circumstances, force a sale of the entire entity. At any time after the fifth anniversary of the closing of the Acquisition, in the case of a request by the Kelso funds, and after the seventh anniversary of the closing of the Acquisition, in the case of a request by C&D, the Kelso funds or C&D may request that the other party purchase all (but not less than all) of the requesting party’s ownership interests in the Company at a price specified in the request. If the other party declines the request, the requesting party may sell all of its interests and all of the other member’s interest in the Company to a third party, with the proceeds of such sale to be distributed to the members in accordance with the terms of the joint venture agreement. Under certain circumstances, if the proceeds of a proposed third party sale are insufficient to provide the Kelso funds with a return of their initial investment (less $5.0 million), C&D may elect to purchase the Kelso funds’ interests at a price equal to the amount of the Kelso funds’ initial investment (less $5.0 million), or pay the Kelso funds the amount of such shortfall, as described below. Under certain circumstances in which Kelso requests that C&D purchase its ownership interests, and C&D declines, then following a bona fide sales process, Kelso may require C&D to purchase the Kelso funds’ ownership interests for a price equal to Kelso’s investment, less $5.0 million (as such terms are defined in the joint venture agreement). This amount would not be payable until after the seventh anniversary of the Acquisition.

•	Change of Control Put Option. The joint venture agreement also provides that, upon the occurrence of a change of control of C&D (as defined in the joint venture agreement), the Kelso funds may require C&D to purchase all of the Kelso funds’ ownership interests in the Company at a price equal to (i) the fair market value of the Company at the time the option exercise notice is given, minus $5.0 million, multiplied by 50%, plus (ii) $5.0 million.

The foregoing purchase and sale rights will be subject to various adjustments and limitations not described above, including the agreement by C&D that, in the case of a forced sale to a third party, after the seventh anniversary of the Acquisition it will make up any shortfall to the Kelso funds relative to the Kelso funds’ aggregate initial capital contribution, less $5.0 million.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Covenants of C&D. Under the joint venture agreement, C&D has agreed that:

•	without the prior consent of the Kelso funds, C&D will not incur any indebtedness unless C&D’s ratio of consolidated debt to adjusted EBITDA (as defined in C&D’s senior credit facility) for the prior four fiscal quarters is less than 4.5:1.0, or unless C&D has provided the Kelso funds with a letter of credit or other reasonably satisfactory credit support in an amount equal to the Kelso funds’ initial capital contributions, less $5.0 million;

•	it will not create or cause or permit to exist any restriction on its ability to operate the Company or on the Company’s ability to engage in any line of business; and

•	if presented with an opportunity to operate or invest in any entity engaged in the business of manufacturing, marketing or selling of condoms, depilatory products or diagnostic tests, or, with respect to non-U.S. operations, cosmetics, over-the-counter drugs or toning and exfoliating products, it will first offer such opportunity to the Company.

Covenant of Kelso. Under the joint venture agreement, the Kelso funds have agreed that, if presented with an opportunity to operate or invest in any entity engaged in the business of manufacturing, marketing or selling condoms, depilatory products or diagnostic tests, it will first offer such opportunity to the Company.

Termination of the Joint Venture Agreement. The joint venture agreement will terminate upon the occurrence of any of the following:

•	the vote of all members in favor of termination;

•	an initial public offering of the Company’s equity interests;

•	the payment of the proceeds of any sale of the Company to a third party, or upon the final liquidating distribution made in connection with a dissolution of the Company; or

•	the payment in full by either member of the purchase price for all the membership interests of the other member.

Dissolution of the Company. The Company will be dissolved and its assets liquidated upon the occurrence of any of the following:

•	the vote of all members in favor of dissolution;

•	the sale, exchange or disposition of substantially all of the Company’s assets;

•	an insolvency event with respect to any member, if other members holding at least 50.0% of the interests vote in favor of dissolution;

•	it becoming unlawful for a member to conduct its business substantially in the manner contemplated by the joint venture agreement; or

•	a judicially ordered dissolution.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

9. accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at December 31 (in thousands):

	2003	2002
Accounts payable	$29,977	$28,345
Accrued restructuring severance	1,861	6,005
Accrued advertising, marketing, brokerage & sales promotion	20,572	17,652
Accrued payroll liabilities	11,247	10,745
Payable due to Church & Dwight	6,722	4,833
Accrued acquisition costs	1,624	3,082
Accrued interest payable	8,133	8,112
Accrued audit and professional fees	943	536
Other accrued expenses	5,268	5,726

Total accounts payable and other accrued expenses	$86,347	$85,036

10. short-term borrowings and long-term debt

The Company entered into a syndicated bank credit facility and also issued senior subordinated notes primarily to finance the Acquisition.

Syndicated Bank Credit Facility

The bank credit facility, consisting of several tranches, has a total of $220 million in variable rate six and seven and one half year term loans, all of which were used to finance the Acquisition and a six year $85 million variable rate revolving credit facility, which remained fully undrawn at December 31, 2003. The revolving credit facility is available for working capital, general corporate purposes, severance payments and acquisitions.

The tranche A-1 facility, a $50 million term loan with a predetermined repayment schedule, matures in September of 2007. The interest rate is variable with the Company having the option to select one of several variable rates including LIBOR plus a percentage to be determined based on the Company’s financial performance but no greater than 3%, an alternate base rate plus a percentage to be determined based on the Company’s financial performance but no greater than 2% or the greater of prime rate, a certificate of deposit rate plus 1% or Federal Funds effective rate plus 1/2 of 1%. For the period ended December 31, 2003 the Company selected a rate based on LIBOR.

The tranche A-2 facility, a $31.5 million Canadian dollar term loan (US $20 million at acquisition), with a predetermined repayment schedule, matures in September of 2007. The interest rate is variable with the Company having the option to select among two variable rates, Canadian BA rate plus a percentage to be determined based on the Company’s financial performance but no greater than 3% or a rate equal to the greater of the Bank of Canada’s prime rate plus a percentage to be determined based on the Company’s financial performance but no greater than 2%. During the period ended December 31, 2003 the Company selected variable rates.

The tranche B facility, a $150 million term loan with a predetermined repayment schedule, matures in March of 2009. The interest rate is variable with the Company having the option to select one of two variable rates, LIBOR plus 3% or an alternate base rate plus 2%. For the period ended December 31, 2003 the Company selected a rate based on LIBOR.

The $85 million revolving credit facility has a variable interest rate with the Company having the option to select one of several rates including LIBOR plus a percentage to be determined based on the Company’s financial performance but no greater than 3%, an alternate base rate plus a percentage to be determined based on the Company’s financial performance but no greater than 2% or the greater of prime rate, a certificate of deposit rate plus 1% or Federal Funds effective rate plus 1/2 of 1%. The Company pays an unused commitment fee of .5% based on the daily average unused portion of the revolving credit facility, subject to certain reductions based on the Company’s financial performance.

The weighted average interest rate on the overall credit facility, for the year ended December 31, 2003 and 2002 and for the period from August 28 (inception) to December 31, 2001, excluding the undrawn revolving facility, was 4.0%, 5.0% and 5.9% respectively, exclusive of deferred financing costs and commitment fees, including hedges.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

The syndicated bank credit facility contains various non financial and financial covenants including the maintenance of certain ratios of leverage and interest coverage as well as limitations on capital expenditures, liens, sale of assets, acquisitions, voluntary prepayment of debt, transactions with affiliates and loans and investments. Violation of covenants could result in an event of default and trigger early termination of the credit facility, if not remedied within a certain period of time. In 2002, the Company executed a waiver to the syndicated bank credit facility in order to gain approval for the sale of the Italian operations.

In addition to the predetermined repayment schedule, the term loans will be mandatorily reduced in amounts equal to 50% of excess cash flow, as defined, 100% of net cash proceeds of asset sales and dispositions of property, 100% of net cash proceeds of any issuances of debt obligations and 50% of net cash proceeds of issuances of equity. Upon completion of the sale of the Italian operations in February 2003, the Company paid 100% of the net cash proceeds of $21.6 million to reduce the term loans.

The borrowings under the syndicated bank credit facility are secured by substantially all of the domestic assets of the Company, a pledge of stock of the Company’s operating subsidiaries and a pledge of not more than 65% of the voting capital stock of the Company’s foreign subsidiaries.

Senior Subordinated Notes

On August 28, 2001, the Company issued $225 million of 9.5% senior subordinated notes due in 2009 (“Notes”) with interest paid semi-annually. The Notes were issued at a discount and the Company received proceeds of $223.5 million, all of which were used to finance the Acquisition. The Notes are subordinate to all amounts outstanding under the credit facility. The effective yield on the Notes is approximately 9.62%. The terms of the Notes provide for an optional prepayment of principal at a premium. The original issue discount is being amortized using the effective interest method. The Notes are guaranteed by all of the Company’s domestic subsidiaries. The Notes contain various financial and non-financial covenants similar to the credit facility.

Long-term debt and current portion of long-term debt consist of the following (in thousands):

	2003	2002
Syndicated Financing Loan Due September 30, 2007	$24,267	$48,750
Syndicated Financing Loan Due September 30, 2007	12,176	19,593
Syndicated Financing Loan Due March 30, 2009	107,273	148,125
Senior Subordinated Note (9 1/2%) Due August 28, 2009
Interest Paid semi-annually 2/15 and 8/15	225,000	225,000
Various short term borrowings at foreign subsidiaries	—	55

Total Debt	368,716	441,523
Less: discount on Senior Subordinated Note	1,173	1,333
Less: current maturities (including short term borrowings)	2,705	28,556

Net long-term debt	$364,838	$411,634

The principal payments required to be made are as follows (in thousands):

2004	2,705
2005	10,821
2006	14,373
2007	30,661
2008	58,060
2009	252,096

Total Debt	$368,716

The Company entered into interest rate swap agreements, which are considered derivatives, to reduce the impact of changes in interest rates on its floating rate credit facility. The swap agreements are contracts to exchange floating interest rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. At December 31, 2003, the Company had no outstanding swap agreements as during 2003 the Company terminated all outstanding interest rate swaps. At December 31, 2002, the Company had swap agreements in the notional amount of $50 million, swapping debt with a one month LIBOR rate for a fixed interest rate that averaged 6.6%. The fair

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001 value of these swaps were recorded as a liability in the amount of $1.2 million at December 31, 2002. These instruments are designated as cash flow hedges as of December 31, 2002 and the changes in fair value were recorded in other comprehensive income.

11. income taxes

Federal income taxes on the income of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision for federal or state income tax has been included in the Company’s financial statements. The difference between federal tax and book basis of the Company’s domestic assets and liabilities is a net tax deductible difference of $22.0 million at December 31, 2003 (consisting of tax deductible differences of $30.6 million and taxable temporary differences of $8.6 million). Earnings from continuing operations of the foreign operations are taxable under local country statutes.

The components of income (loss) before taxes are as follows (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from August 28 to December 31, 2001
Domestic	$32,638	$22,859	$(14,426)
Foreign	24,543	12,585	(941)

Total	$57,181	$35,444	$(15,367)

The following table summarizes the provision for U.S. federal, state and foreign income taxes (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from August 28 to December 31, 2001
Current:
U.S. federal	$—	$—	$—
State	—	—	—
Foreign	9,807	7,928	1,151

	$9,807	$7,928	$1,151

Deferred:
U.S. federal	$—	$—	$—
State	—	—	—
Foreign	(749)	(986)	(1,625)

	(749)	(986)	(1,625)

Total provision (benefit)	$9,058	$6,942	$(474)

Deferred tax (assets) liabilities of the foreign subsidiaries consist of the following at December 31 (in thousands):

	2003	2002
Deferred tax assets:
Personnel benefits	$(3,967)	$(3,772)
Reserves and liabilities	(1,386)	—
Other	(146)	(498)

Total deferred tax assets	(5,499)	(4,270)

Deferred tax liabilities:
Inventory related	1,308	1,873
Depreciation and amortization	1,840	1,700
Fair market value adjustment to intangible assets	5,294	5,748
Fair market value adjustment to property, plant and equipment	2,224	2,302
Other	(198)	(173)

Total deferred tax liabilities	10,468	11,450

Net deferred tax liability	$4,969	$7,180

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from August 28 to December 31, 2001
Income taxes computed at statutory U.S. federal income tax rate	$20,013	$12,405	$(5,520)
Partnership status for U.S. Federal income tax purposes	(11,423)	(8,001)	5,049
Foreign tax adjustments	(114)	1,343	(498)
Unrecognized foreign exchange loss	986	1,444	232
Other	(404)	(249)	263

Income taxes as recorded (benefits)	$9,058	$6,942	$(474)

12. pension and nonpension postretirement benefits

The Company has defined benefit pension plans covering certain hourly employees. Pension benefits to retired employees are based upon their length of service and a percentage of qualifying compensation during the final years of employment. The Company’s funding policy is consistent with federal funding requirements. Retirement plan obligations consist of the Retirement Plan for Bargaining Employees of Carter-Wallace and certain obligations of foreign subsidiaries.

Obligations for retirement-related plans exist in each of the Company’s foreign subsidiaries. Both Canada and the United Kingdom have defined benefit pension plans. The plans are accounted for in accordance with SFAS No. 87, “Accounting for Pensions.” The retirement-related plans that also exist in other foreign subsidiaries are not material to these consolidated statements.

Postretirement benefit obligations related to the Company’s United States bargaining unit employees and employees in Canada are included in the accompanying consolidated statements in accordance with SFAS No. 106, “Employers’ Obligations for Postretirement Benefits Other Than Pensions.” This standard requires the cost of such benefits to be recognized during the employee’s active working career.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

The following table provides information on the status of the plans at December 31 (in thousands):

	Pension Plans		Non-Pension Postretirement Benefit Plans
	2003	2002	2003	2002
Change in Benefit Obligation:
Benefit obligation at beginning of period	$74,141	$71,665	$1,735	$1,680
Adjustment to prior year benefit plan obligation	278	63	—	(58)
Service costs	1,737	1,704	47	43
Interest cost	4,798	4,555	118	108
Other Participant’s contributions	287	418	—	—
Actuarial loss	6,431	915	289	39
Benefits paid	(5,037)	(7,371)	(130)	(90)
Effect of exchange rate changes	6,718	2,192	342	13

Benefit obligation at end of period	$89,353	$74,141	$2,401	$1,735

Change in Plan Assets:
Fair value of plan assets at beginning of period	$54,762	$61,616	—	—
Actual return on plan assets (net of expenses)	4,920	(4,037)	—	—
Employer contributions	2,200	2,453	104	81
Actuarial loss	643	—	—	—
Participants’ contributions	287	418	26	9
Benefits paid	(5,037)	(7,371)	(130)	(90)
Effect of exchange rate changes	5,113	1,683	—	—

Fair value of plan assets at end of period	$62,888	$54,762	—	—

Reconciliation of the Funded Status:
Funded status	(26,465)	(19,379)	(2,401)	(1,735)
Unrecognized actuarial gain	15,281	9,516	348	26
Effect of exchange rate changes	523	114	—	—

Net amount recognized at end of period	$(10,661)	$(9,749)	$(2,053)	$(1,709)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	—	—	—	—
Accrued benefit liability	(18,986)	(14,924)	(2,053)	(1,709)
Accumulated loss in comprehensive loss	8,325	5,175	—	—

Net amount recognized at end of period	$(10,661)	$(9,749)	$(2,053)	$(1,709)

Weighted-average assumptions as of December 31:
Discount rate	5.86%	6.47%	6.00%	6.75%
Rate of compensation increase	4.48%	4.33%	—	—
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.26%	6.63%	6.31%	6.83%
Rate of compensation increase	4.31%	4.32%	—	—
Expected return on plan assets	7.63%	7.85%	—	—

The accumulated benefit obligation for benefit pension plans was $81.3 million and $68.9 million at December 31, 2003 and 2002, respectively.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Net Pension and Net Postretirement Benefit Costs consisted of the following components (in thousands):

	Pension Costs			Non-Pension Postretirement Costs
	2003	2002	2001	2003	2002	2001
Components of Net Periodic Benefit Cost:
Service cost	$1,734	$1,704	$539	$47	$43	$21
Interest cost	4,795	4,555	1,144	118	108	28
Expected return on plan assets	(4,293)	(1,823)	(497)	—	—	—
Other	—	—	(30)	—	—	(37)
Net deferrals	—	(2,840)	(775)	—	—	—
Recognized actuarial loss	266	—	53	—	—	—

Net periodic benefit cost	$2,502	$1,596	$434	$165	$151	$12

On December 31, 2003 the accumulated benefit obligation related to the pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an un-funded accumulated benefit obligation). This difference is attributed to (1) an increase in the accumulated benefit obligation that resulted from the decrease in the interest rate used to discount the projected benefit obligation to its present settlement amount from 6.75% to 6.00% in two of the Company’s plans and (2) a slight decline in the market value of the domestic plan assets at December 31, 2003. As a result, in accordance with SFAS No. 87, the Company recognized an additional minimum pension liability of $3.3 million included in benefit obligations, and recorded a charge, net of tax, to accumulated other comprehensive loss of $3.2 million which decreased members’ equity. The charge to members’ equity for the excess of additional pension liability represents a net loss not yet recognized as pension expense.

The pension plan assets primarily consist of equity mutual funds, fixed income funds and a guaranteed investment contract fund. Employer cash contributions to the pension plan in 2004 is expected to be approximately $0.8 million.

The Company’s investment policy is designed to provide flexibility in the asset mix decision based on management’s assessment of economic conditions with the overall objective being maximum rates of return appropriately balanced to minimize market risks. While our asset mix has varied significantly over the last two years because of the downturn in the economy and the resulting effects on equity securities, our long-term strategic goal is to reach an asset mix comprising approximately 60% equity securities and 40% fixed income securities. The Company’s defined benefit plan weighted average asset allocation by asset category are as follows:

Asset Category	Pension Plan Assets at December 31,
	2003	2002
Equity Securities	50.8%	45.2%
Fixed Income Securities	43.2%	48.1%
Other	6.0%	6.7%

	100.0%	100.0%

The following chart shows the effect of a 1% change in healthcare cost trends (in thousands):

	2003	2002
Effect of 1% increase in health-care cost trend rates on:
Postretirement benefit obligation	$210	$164
Total of service cost and interest cost component	21	18
Effect of 1% decrease in health-care cost trend rates on:
Postretirement benefit obligation	179	139
Total of service cost and interest cost component	18	15

The Company also maintains a defined contribution profit-sharing plan for domestic salaried and certain hourly employees. Contributions to the profit-sharing plan charged to earnings were approximately $1.5 million and $1.8 million for the years ended December 31, 2003 and 2002, respectively, and $0.6 million for the period from September 29, 2001 to December 31, 2001.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

The Company also has an employee savings plan. The Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings. The Company’s matching contributions to the savings plan were approximately $0.4 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively, and $0.1 million for the period from September 29, 2001 to December 31, 2001.

13. related party transactions

Arrangements with Church & Dwight

As part of the acquisition, the Company entered into a management services agreement (“MSA”) with C&D whereby C&D has agreed to provide the Company with corporate management and administrative services primarily for the Company’s domestic operations. These services generally include, but are not limited to, sales, marketing, facilities operations, finance, accounting, MIS, legal and regulatory, human resources, R&D, Canadian sales and executive and senior management oversight of each of the above services. Each of the transactions described above was negotiated by the partners of the Company, who are unaffiliated with each other.

The term of the management services agreement is five years, with automatic one-year renewals unless the Company provides six months’ notice that it does not want to renew the agreement.

C&D charged the Company $24.4 million for primarily administrative and management oversight services for the year ended December 31, 2003. C&D charged the Company $22.5 million for primarily administrative and management services for the year ended December 31, 2002. The Company sold $1.9 of deodorant/antiperspirant inventory to C&D at its cost during the year ended December 31, 2003, compared with $7.1 million of deodorant/antiperspirant during the year ended December 31, 2002. The Company purchased $2.9 million of Arm & Hammer products to be sold in international markets during the year ended December 31, 2003, compared with $1.4 million during the year ended December 31, 2002. During the year ended December 31, 2003, the Company charged C&D $1.7 million of transition administrative services. The Company had a net payable to C&D at December 31, 2003 and December 31, 2002 of approximately $6.7 million and $4.8 million, respectively, that primarily related to administration fees and invoices paid by C&D on behalf of Armkel, offset by amounts owed for inventory.

Arrangements with Kelso

Kelso has agreed to provide the Company with financial advisory services for which the Company pays an annual fee of $1.0 million. The Company has agreed to indemnify Kelso against certain liabilities and reimburse expenses in connection with its engagement. For the year ended December 31, 2003, the Company expensed $1.0 million for financial advisory services, which was prepaid, at a discounted value, at the end of 2002. For the year ended December 31, 2002, the Company paid Kelso $1.0 million for 2002 financial advisory fees. For the period ended December 31, 2001, the Company paid Kelso $0.3 million for financial advisory services.

14. commitments and contingencies

Commitments

Rent expense amounted to $4.3 million and $3.2 million for the years ended December 31, 2003 and 2002 respectively, and $1.5 million for the period of September 29, 2001 to December 31, 2001. The Company is obligated for minimum annual rentals under non-cancelable long-term operating leases as follows (in thousands):

2004	$3,870
2005	3,629
2006	2,506
2007	2,254
2008	1,569
2009 and thereafter	1,464

Total future minimum lease commitments	$15,292

The Company also has capital lease obligations at certain of its foreign subsidiaries. The commitments on these obligations are immaterial.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

The Company accounts for step rent provisions and escalation clauses on a straight-line basis. Any capital improvement funding or other lease concessions are taken into account when computing lease payments on a straight-line basis. Other than certain lease contracts which include escalations based on inflation, none of the Company’s lease payments is computed based on an index or other rate. The Company accounts for leases with an escalation based on inflation in accordance with FTB 85-3.

Contingencies

On January 17, 2002, a petition for appraisal, Cede & Co., Inc. and GAMCO Investors, Inc. v. Medpointe Healthcare Inc., Civil Action No. 19354, was filed in the Court of Chancery of the State of Delaware demanding a determination of the fair value of shares of Medpointe. The action was brought by purported former shareholders of Carter-Wallace in connection with the merger on September 28, 2001 of MCC Acquisition Sub Corporation with and into Carter-Wallace. The merged entity subsequently changed its name to Medpointe. The petitioners seek an appraisal of the fair value of their shares in accordance with Section 262 of the Delaware General Corporation Law. The matter was heard on March 10 and 11, 2003, at which time the petitioners purportedly held approximately 2.3 million shares of Medpointe. An additional post-trial hearing was held on January 20, 2004 to address the valuation of the Company. No decision has yet been rendered by the court.

Medpointe and certain former Carter-Wallace shareholders are party to an indemnification agreement pursuant to which such shareholders will be required to indemnify Medpointe from a portion of the damages, if any, suffered by Medpointe in relation to the exercise of appraisal rights by other former Carter-Wallace shareholders in the merger. Pursuant to the agreement, the shareholders have agreed to indemnify Medpointe for 40% of any Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) suffered by Medpointe in relation to the merger; provided that if the total amount of Appraisal Damages exceeds $33.3 million, then the indemnifying stockholders will indemnify Medpointe for 100% of any damages suffered in excess of that amount. The Company, in turn, is party to an agreement with Medpointe pursuant to which it has agreed to indemnify Medpointe and certain related parties against 60% of any Appraisal Damages for which Medpointe remains liable. The maximum liability to the Company pursuant to the indemnification agreement and prior to any indemnification from C&D, as described in the following sentence is $12 million. C&D is party to an agreement with the Company pursuant to which it has agreed to indemnify the Company for 17.4% of any Appraisal Damages, or up to a maximum of $2.1 million for which the Company becomes liable.

The Company, Medpointe and the indemnifying shareholders believe that the consideration offered in the merger was fair to the former Carter-Wallace shareholders and have vigorously defended the petitioner’s claim. However, the Company cannot predict the outcome of the proceedings.

On March 27, 2003, GAMCO Investors, Inc. filed another complaint in the New York Supreme Court seeking damages from MedPointe Healthcare Inc., the former directors of Carter-Wallace, and one of the former shareholders of Carter-Wallace. The complaint alleges breaches of fiduciary duty in connection with certain employment agreements with former Carter-Wallace executives, the sale of Carter Wallace’s consumer products business to the Company (some of the products acquired by the Company were subsequently sold by the Company to C&D) and the merger of MCC Acquisition Sub Corporation with and into Carter-Wallace. The complaint seeks monetary damages and equitable relief, including among other things, invalidation of the transactions. The defendants have moved to dismiss the complaint. The Company has not been named as a defendant in this action and believes it has no liability.

The Company’s distribution of condoms under the Trojan and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of Armkel’s condoms and similar condoms sold by Armkel’s major competitors, contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance is uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. While awaiting further FDA guidance, the Company has implemented interim labeling revisions that caution against rectal use and more-than-once-a-day vaginal use of N-9-containing condoms, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the financial condition and operating results of the Company could suffer.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

In March 2003, two members of the California Assembly introduced a non-binding resolution calling on FDA to ban condoms containing N-9. The proposed resolution was not brought to a vote since legally California could not ban an FDA approved medical device from marketing. Instead, the proposed resolution was announced at a public press release and retailers were asked voluntarily not to stock any condom containing N-9. The Company had previously supplied the Assemblymen and the Assembly Speaker with information explaining why a ban would be inappropriate and outlining the interim labeling revisions and public information efforts the Company has implemented. While the resolution cannot be voted upon and passed and cannot be legally binding, making it public (as was done here) could impair public perception of the product with resultant impairment of operating results of the Company.

On August 26, 2002, the Company filed suit against Pfizer in the District Court of New Jersey to redress infringement of two Company patents directed to pregnancy diagnostic devices. The suit claimed that Pfizer’s “ept” product infringed these patents. On June 23, 2003, the Company agreed to a settlement with Pfizer resulting in a gain after attorney’s fees and costs of $12.7 million. As a part of the settlement the Company granted Pfizer a fully paid-up non-exclusive worldwide license to practice and use the Company’s pregnancy diagnostic devices’ patents until July 1, 2004.

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

15. reorganization reserve

As of September 28, 2001, the date of the acquisition of the Carter-Wallace Consumer Business (the “Predecessor”), the Company started to implement a plan to reorganize the operation of the acquired consumer business. The main components of the plan included rationalizing facilities for which the Company had incurred lease termination costs, environmental remediation costs and work force rationalization costs. The plan was finalized in 2002 and the Company substantially completed the plan in 2003 except for certain long-term contractual obligations related to benefits for certain former executives of Carter-Wallace, Inc. and certain environmental remediation activities.

The Company established an accrual for severance to reflect the purchase of various services from C&D in lieu of obtaining such services through continued employment of certain personnel by the Company. The accrued severance is for identified employees from various areas including executives, administrative support and corporate functions (finance, human resources, legal, MIS, R&D, logistics, marketing, sales and purchasing).

The following table summarizes the activity in the Company’s reorganization accruals (in thousands):

	Reserves at December 31, 2002	Payments	Adjustments		Reserves at December 31, 2003
Severance and other charges	$6,005	$(3,210)	$(934	)(1)	$1,861
Environmental remediation costs	1,827	(312)	—		1,515
Lease termination costs	110	—	(110	)(2)	—

	$7,942	$(3,522)	$(1,044)		$3,376

(1)	Reduction to severance reserve due to re-assessment of original employee termination plan costs estimated at acquisition. The change in reserve reduced goodwill.
(2)	Reduction to lease termination costs at two warehouses due to favorable settlement of closing and cleanup costs. The change in reserve reduced goodwill.

16. assets held for sale

In July 2002, the Company met the criteria to classify its Cranbury, New Jersey facility as assets held for sale. At December 31, 2001, the net book value of the Cranbury property and facilities was $43 million based on regional market prices for such property when used for a similar purpose, as determined by an independent appraisal at the time of acquisition. During the third quarter of 2002, however, independent real estate consultants advised the Company that the property would likely have to be sold to land developers who would use it for purposes other than manufacturing, for which the fair value is significantly less. Accordingly, the Company adjusted the purchase price allocation recorded for the property to the fair value for developmental property ($20 million). Upon further review, the Company decided to retain the research and development building of the facility for continued use. The fair value of the research building is $5.4 million which has been reclassified to property, plant and equipment in the December 31, 2002 balance sheet.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

In the second quarter of 2003, during negotiations with a potential buyer for the remaining land (other than that related to the research facilities), the buyer raised new issues regarding environmental remediation costs to be incurred by the Company prior to the sale, and the portion of the parcel that could actually be developed. The Company recorded an impairment charge of $3.1 million in its statement of income for the second quarter of 2003, after the conclusion of the allocation period, because it became apparent from status of the negotiations in the second quarter of 2003 that the carrying value of the land (approximately $14.6 million at that time) would not be fully realized. In the fourth quarter of 2003, the Company entered into a contract to sell the remaining land available for development (and demolish the remaining buildings at the buyer’s expense), subject to obtaining environmental and other regulatory approvals, which the Company expects to obtain during 2004. Currently, the value expected to be received for all land at the Cranbury, NJ location (other than that related to the research facilities), net of costs to sell, is approximately $11.5 million.

17. discontinued operations

At the end of December 2002, the Company signed a definitive agreement to sell its Italian operations. On February 20, 2003, the sale was completed with proceeds of $22.6 million. The Company recorded an after-tax gain on the sale of these operations of approximately $1.9 million. As part of this transaction, the Company recorded a $0.5 million guarantee reserve which was the estimated fair value of the contractual indemnification obligation of the Company to the buyer of the Italian operations. In June 2003, the Company signed an agreement which effectively reduced the selling price by requiring the payment of 0.1 million euros by the Company to the buyer in the third quarter of 2003 in return for a release from any indemnification obligations that might arise with respect to certain tax matters under the definitive sales agreement. Upon payment of the 0.1 million euros the guarantee reserve was reduced accordingly. Exposure under such indemnification obligation is capped at 1.5 million Euros, which is approximately $1.9 million at December 31, 2003.

The financial statements of the comparable periods of a year ago in this report have been reclassified for discontinued operations.

The table below reflects the assets and liabilities of the Italian subsidiaries, which were sold in February 2003 for $22.6 million, and which are accounted for as discontinued operations, along with the results of operations for the years ended December 31, 2003 and 2002 and for the period from August 28 to December 31, 2001 (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from August 28 to December 31, 2001
Net Sales (1)	$9,998	$40,826	$8,473
Income (Loss) from Discontinued Operations (2)	$254	$2,712	$(755)
Assets
Current assets	$—	$33,464	$28,702
Property, plant & equipment	—	6,506	6,043
Other assets	—	2,109	2,266

Total Assets	$—	$42,079	$37,011

Liabilities
Current liabilities	$—	$18,492	$17,243
Other Liabilities	—	5,090	4,000

Total Liabilities	$—	$23,582	$21,243

(1)	Presented for informational purposes only. All results of operations are reported net in the Statements of Income.
(2)	Income (loss) from discontinued operations is reported net of taxes of $0.3 and $1.4 million in 2003 and 2002, respectively, and net of a tax benefit of $0.2 million for the period from August 28, 2001 to December 31, 2001.

18. patent infringement

On August 26, 2002, the Company filed suit against Pfizer in the District Court of New Jersey to redress infringement of two (2) of the Company’s patents directed to pregnancy diagnostic devices. The suit claimed that Pfizer’s “ept” product infringes these patents. On June 23, 2003 the Company agreed to a settlement with Pfizer resulting in a gain, after attorney’s fees and costs, of $12.7 million. As part of the settlement the Company granted Pfizer a fully paid-up non-exclusive

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001 worldwide license to practice and use the Company’s pregnancy test kit patents until July 1, 2004. The patent infringement settlement required Pfizer to pay the Company $18.0 million within 45 days. The payment was received on August 7, 2003. The Company incurred approximately $5.3 million in legal and related settlement expenses.

19. long-term incentive plan

The Company has a long-term equity appreciation rights plan (the “EAR”) for its senior management executives. Approximately 900 thousand awards are authorized under the EAR. At December 31, 2003, approximately 648 thousand awards were outstanding. Each award constitutes a right to receive in cash, or other settlement such as C&D stock, a portion of the appreciation in the value of the Company established as of Acquisition up until a sale of Kelso’s interest in the Company or a sale to a third party of substantially all of the Company’s assets. The awards are realizable only upon such a liquidation event, as defined, and further vest during the two year period after such an event.

20. segments and supplemental information

Segment Information

The Company has two operating segments: Domestic Consumer Products Division and International Consumer Products Division.

Measurement of Segment Results and Assets

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.

Supplemental Financial Information of Domestic and International Operations

The senior subordinated notes registered by the Company are fully and unconditionally guaranteed by the domestic subsidiaries of the Company on a joint and several basis. The following information is being presented to comply with SEC Regulation SX, Item 3-10 and to provide required segment disclosures.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Supplemental information for condensed consolidated balance sheets at December 31, 2003 and 2002, condensed consolidated statements of income and consolidated cash flows for the years ended December 31, 2003 and 2002 and for the period from August 28, 2001 (inception) to December 31, 2001 is summarized as follows (amounts in thousands):

Statements of Income

	For the Year Ended December 31, 2003
	Domestic	International	Eliminations	Total Consolidated
Net sales	$209,678	$207,006	$(5,990)	$410,694
Cost of goods sold	85,602	102,663	(5,990)	182,275

Gross profit	124,076	104,343	—	228,419
Marketing expenses	28,325	31,231	—	59,556
Selling, general and administrative expenses	51,536	40,830	—	92,366
Patent infringements	(12,717)	—	—	(12,717)

Operating income from continuing operations	56,932	32,282	—	89,214
Interest expense	(33,566)	(5,906)	5,017	(34,455)
Interest income	5,318	709	(5,017)	1,010
Other income (expense)	3,954	(2,542)	—	1,412

Income before taxes from continuing operations	32,638	24,543	—	57,181
Income taxes	—	9,058	—	9,058

Income from continuing operations	32,638	15,485	—	48,123
Income from discontinued operations	—	254	—	254
Gain on disposition of discontinued operations	—	1,862	—	1,862

Net Income	$32,638	$17,601	$—	$50,239

	For the Year Ended December 31, 2002
	Domestic	International	Eliminations	Total Consolidated
Net sales	$219,167	$174,631	$(10,016)	$383,782
Cost of goods sold	95,172	87,793	(10,016)	172,949

Gross profit	123,995	86,838	—	210,833
Marketing expenses	27,110	25,943	—	53,053
Selling, general and administrative expenses	50,152	37,482	—	87,634
Patent infringements	—	—	—	—

Operating income from continuing operations	46,733	23,413	—	70,146
Interest expense	(35,329)	(5,714)	4,444	(36,599)
Interest income	4,689	709	(4,444)	954
Other income (expense)	6,766	(5,823)	—	943

Income before taxes from continuing operations	22,859	12,585	—	35,444
Income taxes	—	6,942	—	6,942

Income from continuing operations	22,859	5,643	—	28,502
Income from discontinued operations	—	2,712	—	2,712
Gain on disposition of discontinued operations	—	—	—	—

Net Income	$22,859	$8,355	$—	$31,214

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Statements of Income

	For the Period from August 28, 2001 (Inception) To December 31, 2001
	Domestic	International	Eliminations	Total Consolidated
Net sales	$40,459	$39,755	$(2,653)	$77,561
Cost of goods sold	28,453	24,646	(2,653)	50,446

Gross profit	12,006	15,109	—	27,115
Marketing expenses	5,361	2,627	—	7,988
Selling, general and administrative expenses	10,743	12,572		23,315
Patent infringements	—	—	—	—

Loss from continuing operations	(4,098)	(90)	—	(4,188)
Interest expense	(11,181)	(1,253)	718	(11,716)
Interest income	1,393	138	(718)	813
Other income (expense)	(540)	264	—	(276)

Loss before taxes from continuing operations	(14,426)	(941)	—	(15,367)
Income tax benefit	—	(474)	—	(474)

Loss from continuing operations	(14,426)	(467)	—	(14,893)
Loss from discontinued operations	—	(755)	—	(755)

Gain on disposition of discontinued operations	—	—	—	—

Net Loss	$(14,426)	$(1,222)	$—	$(15,648)

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Consolidated Balance Sheet

	December 31, 2003
	Domestic	International	Eliminations	Total Consolidated
Cash and cash equivalents	$28,105	$41,083	$—	$69,188
Accounts receivable, less allowances	19,038	55,745	—	74,783
Inventories	21,115	32,667	—	53,782
Prepaid expenses	937	5,499	—	6,436
Net assets of discontinued operations	—	—	—	—
Net assets held for sale	11,500	—	—	11,500

Total current assets	80,695	134,994		215,689
Property, plant and equivalent, net	48,725	27,090	—	75,815
Notes receivable	67,311	—	(67,311)	—
Investment in subsidiaries	63,557	—	(63,557)	—
Tradenames and patents	218,575	38,200	—	256,775
Goodwill	172,318	32,838	—	205,156
Deferred financing costs	13,877	—	—	13,877
Other assets	4,339	3,670	—	8,009

Total Assets	$669,397	$236,792	$(130,868)	$775,321

Short-term borrowings	$—	$—	$—	$—
Accounts payable and accrued expenses	37,986	48,361	—	86,347
Intercompany accounts	10,845	(10,845)	—	—
Net liabilities of discontinued operations	—	—	—	—
Current portion of long-term debt	1,894	811	—	2,705
Taxes payable	—	7,214	—	7,214

Total current liabilities	50,725	45,541	—	96,266
Long-term debt	350,569	14,269	—	364,838
Deferred income taxes	—	9,669	—	9,669
Notes payable	—	77,621	(77,621)	—
Deferred and other long-term liabilities	13,927	11,184	—	25,111

Total liabilities	415,221	158,284	(77,621)	495,884
Net contributed capital	220,500	52,061	(52,061)	220,500
Retained earnings	41,072	24,733	—	65,805
Accumulated other comprehensive (loss) income:
Foreign translation gain	(54)	2,583	(1,186)	1,343
Fair market value of interest rate swaps	—	—	—	—
Minimum pension liability, net of tax	(7,342)	(869)	—	(8,211)

Total Accumulated Other Comprehensive (Loss) Income	(7,396)	1,714	(1,186)	(6,868)

Total Members’ Equity	254,176	78,508	(53,247)	279,437

Total Liabilities and Member’s Equity	$669,397	$236,792	$(130,868)	$775,321

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Consolidated Balance Sheet

	December 31, 2002
	Domestic	International	Eliminations	Total Consolidated
Cash and cash equivalents	$35,093	$19,687	$—	$54,780
Accounts receivable, less allowance	21,885	53,979	—	75,864
Inventories	22,948	30,479	—	53,427
Prepaid expenses	1,428	4,129	—	5,557
Net assets of discontinued operations	—	42,079	—	42,079
Net assets held for sale	14,600	—	—	14,600

Total current assets	95,954	150,353		246,307
Property, plant and equivalent, net	48,646	24,221	—	72,867
Notes receivable	58,591	—	(58,591)	—
Investment in subsidiaries	63,557	—	(63,557)	—
Tradenames and patents	223,075	38,200	—	261,275
Goodwill	173,006	32,461	—	205,467
Deferred financing costs	17,380	—	—	17,380
Other assets	2,665	2,553	—	5,218

Total Assets	$682,874	$247,788	$(122,148)	$808,514

Short-term borrowings	$—	$55	$—	$55
Accounts payable and accrued expenses	44,762	40,274	—	85,036
Intercompany accounts	(3,633)	3,633	—	—
Net liabilities of discontinued operations	—	23,582	—	23,582
Current portion of long-term debt	9,541	18,960	—	28,501
Taxes payable	—	1,606	—	1,606

Total current liabilities	50,670	88,110	—	138,780
Long-term debt	397,838	13,796	—	411,634
Deferred income taxes	—	8,500	—	8,500
Notes payable	—	69,138	(69,138)	—
Deferred and other long-term liabilities	10,705	9,215	—	19,920

Total liabilities	459,213	188,759	(69,138)	578,834
Net contributed capital	220,500	52,061	(52,061)	220,500
Retained earnings	8,434	7,132	—	15,566
Accumulated other comprehensive (loss) income
Foreign translation gain	137	476	(949)	(336)
Fair market value of interest rate swaps	(1,217)	—	—	(1,217)
Minimum pension liability, net of tax	(4,193)	(640)	—	(4,833)

Total Accumulated Other Comprehensive Loss	(5,273)	(164)	(949)	(6,386)

Total Members’ Equity	223,661	59,029	(53,010)	229,680

Total Liabilities and Member’s Equity	$682,874	$247,788	$(122,148)	$808,514

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Statements of Cash Flow

	For the Year ended December 31, 2003
	Domestic	International	Total Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$32,638	$17,601	$50,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,225	4,169	17,394
Unrealized (gain) loss on foreign exchange transactions	(6,096)	2,688	(3,408)
Net gain on sale of discontinued operations	—	(254)	(254)
Asset impairment charge	3,100	—	3,100
Net income from discontinued operations	—	(1,862)	(1,862)
Change in Assets and Liabilities:
Decrease in accounts receivable	2,391	5,087	7,478
Decrease in inventories	1,832	1,646	3,478
Increase in prepaid expenses and other current assets	(710)	(999)	(1,709)
Increase (Decrease) in accounts payable and other accrued expenses	(5,973)	6,585	612
Increase (Decrease) in other liabilities	857	(4,321)	(3,464)

Net Cash Provided by Operating Activities	41,264	30,340	71,604

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,720)	(4,731)	(8,451)
Proceeds from divestiture/sale of assets	—	22,573	22,573
Payment for purchase price adjustments and costs related to the acquisition of Carter-Wallace Consumer Business	(424)	—	(424)

Net Cash (Used in) Provided by Investing Activities	(4,144)	17,842	13,698

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of syndicated bank credit facility	(55,077)	(20,786)	(75,863)
Intercompany capital contribution	9,797	(9,797)	—
Proceeds from divestiture/sale of assets	1,172	(1,172)	—

Net Cash Used in Financing Activities	(44,108)	(31,755)	(75,863)

Effect of exchange rate changes on cash and cash equivalents	—	4,969	4,969

NET CHANGE IN CASH & CASH EQUIVALENTS	(6,988)	21,396	14,408
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,093	19,687	54,780

CASH & CASH EQUIVALENTS AT END OF PERIOD	$28,105	$41,083	$69,188

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Statements of Cash Flow

	For the Year ended December 31, 2002
	Domestic	International	Total Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$22,859	$8,355	$31,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,205	3,316	15,521
Unrealized (gain) loss on foreign exchange transactions	(5,314)	4,416	(898)
Net gain on sale of discontinued operations	—	—	—
Net income from discontinued operations	—	(2,712)	(2,712)
Change in Assets and Liabilities:
(Increase) Decrease in accounts receivable	5,507	(5,329)	178
(Increase) Decrease in inventories	13,320	(3,804)	9,516
Increase in prepaid expenses and other current assets	(780)	(1,631)	(2,411)
Increase (Decrease) in accounts payable and other accrued expenses	(35,524)	3,498	(32,026)
Increase (Decrease) in other liabilities	(297)	365	68

Net Cash Provided by Operating Activities	11,976	6,474	18,450

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,024)	(2,419)	(8,443)
Payment for purchase price adjustments and costs related to the acquisition of Carter-Wallace Consumer Business	(8,890)	—	(8,890)

Net Cash Used in Investing Activities	(14,914)	(2,419)	(17,333)

CASH FLOW FROM FINANCING ACTIVITIES
Net Cash Used in Financing Activities (repayment of syndicated bank credit facility )	(2,413)	(839)	(3,252)

Effect of exchange rate changes on cash and cash equivalents	—	1,298	1,298

NET CHANGE IN CASH & CASH EQUIVALENTS	(5,351)	4,514	(837)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,444	15,173	55,617

CASH & CASH EQUIVALENTS AT END OF PERIOD	$35,093	$19,687	$54,780

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Statements of Cash Flow

	For the Period from August 28, 2001 (Inception) to December 31, 2001
	Domestic	International	Total Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(14,426)	$(1,222)	$(15,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,255	760	4,015
Unrealized (gain) loss on foreign exchange transactions	967	(572)	395
Net gain on sale of discontinued operations	—	—	—
Net loss from discontinued operations	—	755	755
Change in Assets and Liabilities:
Decrease in accounts receivable	2,330	3,286	5,616
Decrease in inventories	8,877	3,476	12,353
(Increase) Decrease in prepaid expenses	(990)	2,055	1,065
Increase (Decrease) in accounts payable and other accrued expenses	9,625	(1,320)	8,305
Increase (Decrease) in other liabilities	6,830	(3,085)	3,745

Net Cash Provided by Operating Activities	16,468	4,133	20,601

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,190)	(716)	(1,906)
Acquisition of Carter-Wallace Consumer Business, including anti-perspirant and pet care products business, net of cash acquired	(593,548)	(119,745)	(713,293)
Proceeds from sale of anti-perspirant and pet care products business	128,500	—	128,500

Net Cash Used in Investing Activities	(466,238)	(120,461)	(586,699)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of senior subordinated notes	223,477	—	223,477
Proceeds from syndicated bank credit facility	186,500	33,500	220,000
Repayment of syndicated bank credit facility	(375)	—	(375)
Repayment of acquired long-term debt	—	(19,971)	(19,971)
Payment of deferred financing costs	(21,354)	(400)	(21,754)
Proceeds from Members	228,500	—	228,500
Distributions to Members	(8,000)	—	(8,000)
Intercompany acquisition financing	(118,534)	118,534	—

Net Cash Provided by Financing Activities	490,214	131,663	621,877

Effect of exchange rate changes on cash and cash equivalents	—	(162)	(162)

NET CHANGE IN CASH & CASH EQUIVALENTS	40,444	15,173	55,617
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	—

CASH & CASH EQUIVALENTS AT END OF PERIOD	$40,444	$15,173	$55,617

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

The following table sets forth our principal product lines and related data:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from August 28, 2001 (Inception) to December 31, 2001
Net Sales
Product
Family Planning(1)	$189,014	$184,952	$37,119
Depilatories and waxes; face and skincare	89,562	83,517	12,451
Oral care	37,766	29,727	5,865
OTC Products	51,914	46,064	12,241
Other consumer products	42,438	39,522	9,885

Total net sales	$410,694	$383,782	$77,561

(1)	Family Planning includes condom product sales and pregnancy and ovulation kits.

Geographic Information

Approximately 50% and 55% of net sales for the years ended December 31, 2003 and 2002, respectively, and 49% for the period August 28, 2001 (inception) to December 31, 2001, were to customers in the United States, and approximately 82% of long-lived assets at December 31, 2003 and 2002 were located in the U.S.

Customers

A group of five customers accounted for approximately 26% of consolidated net sales in 2003, including a single customer, Wal-Mart, who accounted for 12%. This group accounted for 27% of consolidated net sales in 2002 and 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

CHURCH & DWIGHT CO., INC.

By:	/s/ Robert A. Davies, III
Robert A. Davies, III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert A. Davies, III Robert A. Davies, III	Chairman and Chief Executive Officer	March 15, 2004

/s/ Zvi Eiref Zvi Eiref	Vice President Finance and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ Gary P. Halker Gary P. Halker	Vice President Finance and Treasurer (Principal Accounting Officer)	March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert H. Beeby Robert H. Beeby	Director	March 15, 2004

/s/ Robert A. Davies, III Robert A. Davies, III	Director	March 15, 2004

/s/ Rosina B. Dixon,. Rosina B. Dixon,	Director	March 15, 2004

/s/ J. Richard Leaman, Jr. J. Richard Leaman, Jr.	Director	March 15, 2004

/s/ Robert D. LeBlanc Robert D. LeBlanc	Director	March 15, 2004

/s/ John D. Leggett, III John D. Leggett, III	Director	March 15, 2004

/s/ John F. Maypole John F. Maypole	Director	March 15, 2004

/s/ Robert A. McCabe Robert A. McCabe	Director	March 15, 2004

/s/ Dwight C. Minton Dwight C. Minton	Director	March 15, 2004

/s/ Lionel L. Nowell Lionel L. Nowell	Director	March 15, 2004

/s/ Burton B. Staniar Burton B. Staniar	Director	March 15, 2004

/s/ John O. Whitney John O. Whitney	Director	March 15, 2004