Form 10-Q
period 2004-04-02
CHURCH & DWIGHT CO INC /DE/
filed 2004-05-12
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

Commission file Number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 North Harrison Street, Princeton, N.J.	08543-5297
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (609) 683-5900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

As of May 7, 2004, there were 41,045,472 shares of Common Stock outstanding.

2 of 20

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	Apr. 2, 2004	Mar. 28, 2003
Net Sales	$295,991	$248,298
Cost of sales	199,429	174,464

Gross Profit	96,562	73,834
Marketing expense	24,188	16,943
Selling, general and administrative expenses	33,914	28,110

Income from Operations	38,460	28,781
Equity in earnings of affiliates	9,824	8,152
Investment earnings	464	304
Other income (expense), net	425	5
Interest expense	(4,531)	(5,180)

Income before taxes and minority interest	44,642	32,062
Income taxes	14,730	11,107
Minority interest	6	9

Net Income	29,906	20,946
Retained earnings at beginning of period	435,677	367,211

	465,583	388,157
Dividends paid	3,268	2,995

Retained earnings at end of period	$462,315	$385,162

Weighted average shares outstanding - Basic	40,882	39,945

Weighted average shares outstanding - Diluted	42,989	41,852

Earnings Per Share:
Net income per share - Basic	$0.73	$0.52

Net income per share - Diluted	$0.70	$0.50

Dividends Per Share	$0.08	$0.075

See Notes to Condensed Consolidated Financial Statements.

3 of 20

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Apr. 2, 2004	Dec. 31, 2003
(Dollars in thousands)	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$66,666	$75,634
Accounts receivable, less allowances of $2,273 and $1,969	101,368	107,553
Inventories	98,323	84,176
Deferred income taxes	13,171	14,109
Note receivable - current	1,015	942
Prepaid expenses	6,574	6,808

Total Current Assets	287,117	289,222

Property, Plant and Equipment (Net)	257,026	258,010
Note Receivable	7,751	8,766
Equity Investment in Affiliates	163,611	152,575
Long-term Supply Contracts	5,471	5,668
Tradenames and Other Intangibles	125,526	119,374
Goodwill	251,865	259,444
Other Assets	28,968	26,558

Total Assets	$1,127,335	$1,119,617

Liabilities and Stockholders’ Equity

Current Liabilities
Short-term borrowings	$65,913	$62,337
Accounts payable and accrued expenses	145,021	148,958
Current portion of long-term debt	2,634	3,560
Income taxes payable	19,775	17,199

Total current liabilities	233,343	232,054

Long-term Debt	295,851	331,149
Deferred Income Taxes	67,033	61,000
Deferred and Other Long-term Liabilities	43,008	40,723
Postretirement and Postemployment Benefits	16,017	15,900
Minority Interest	299	297
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value Authorized 100,000,000 shares, issued 46,660,988 shares	46,661	46,661
Additional paid-in capital	54,119	51,212
Retained earnings	462,315	435,677
Accumulated other comprehensive (loss)	(12,147)	(13,962)

	550,948	519,588
Common stock in treasury, at cost: 5,653,956 shares in 2004 and 5,874,963 shares in 2003	(79,164)	(81,094)

Total Stockholders’ Equity	471,784	438,494

Total Liabilities and Stockholders’ Equity	$1,127,335	$1,119,617

See Notes to Condensed Consolidated Financial Statements.

4 of 20

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended
(Dollars in thousands)	Apr. 2, 2004	Mar. 28, 2003
Cash Flow From Operating Activities
Net Income	$29,906	$20,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,984	7,508
Equity in earnings of affiliates	(9,824)	(8,152)
Deferred income taxes	6,099	3,918
Net gain on disposal of assets	(346)	—
Other	(62)	312
Change in assets and liabilities:
Decrease in accounts receivable	6,254	3,754
(Increase) in inventories	(14,143)	(2,906)
Decrease in prepaid expenses	233	927
(Decrease) in accounts payable	(1,013)	(5,586)
Increase in income taxes payable	4,813	6,677
Increase in other liabilities	210	1,278

Net Cash Provided By Operating Activities	31,111	28,676

Cash Flow From Investing Activities
Additions to property, plant and equipment	(6,396)	(6,207)
Biovance acquisition (net of cash acquired)	(3,000)	(3,424)
Proceeds from note receivable	942	870
Distributions from affiliates	1,218	740
Other long-term assets	(191)	(111)
Adjustment to purchase price of product lines	(49)	—
Proceeds from sale of fixed assets	916	—

Net Cash Used In Investing Activities	(6,560)	(8,132)

Cash Flow From Financing Activities
Long-term debt (repayment)	(32,643)	(87,273)
Short-term debt borrowing	—	58,614
Proceeds from stock options exercised	2,614	2,301
Payment of cash dividends	(3,268)	(2,995)
Deferred financing costs	(222)	(251)

Net Cash (Used In) Financing Activities	(33,519)	(29,604)

Net Change In Cash and Cash Equivalents	(8,968)	(9,060)
Cash And Cash Equivalents At Beginning Of Year	75,634	76,302

Cash And Cash Equivalents At End Of Period	$66,666	$67,242

See Notes to Condensed Consolidated Financial Statements.

5 of 20

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of April 2, 2004, the consolidated statements of income and retained earnings for the three months ended April 2, 2004 and March 28, 2003 and the consolidated statements of cash flow for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at April 2, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 annual report to shareholders. The results of operations for the period ended April 2, 2004 are not necessarily indicative of the operating results for the full year.

2. Inventories consist of the following:

(In thousands)	Apr. 2, 2004	Dec. 31, 2003
Raw materials and supplies	$29,839	$26,205
Work in process	307	204
Finished goods	68,177	57,767

	$98,323	$84,176

3. Property, Plant and Equipment consist of the following:

(In thousands)	Apr. 2, 2004	Dec. 31, 2003
Land	$5,952	$6,165
Buildings and improvements	108,960	109,860
Machinery and equipment	295,881	295,255
Office equipment and other assets	27,791	27,753
Software	12,464	12,459
Mineral rights	571	571
Construction in progress	15,417	9,574

	467,036	461,637
Less accumulated depreciation, depletion and amortization	210,010	203,627

Net Property, Plant and Equipment	$257,026	$258,010

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

	Three Months Ended
(In thousands)	Apr. 2, 2004	Mar. 28, 2003
Basic	40,882	39,945
Dilutive effect of stock options	2,107	1,907

Diluted	42,989	41,852

Anti-dilutive stock options outstanding	—	619

6 of 20

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Stock-Based Compensation

The Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, rather than the fair-value based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”. During the first quarter of 2004, there were no stock options granted.

The Company’s pro forma net income and pro forma net income per share for the first quarter of 2004 and 2003 are as follows:

	Three Months Ended
(In thousands, except for per share data)	Apr. 2, 2004	Mar. 28, 2003
Net Income
As reported	$29,906	$20,946
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,037)	(941)

Pro forma	$28,869	$20,005

Net Income per Share: basic
As reported	$0.73	$0.52
Pro forma	$0.71	$0.50
Net Income per Share: diluted
As reported.	$0.70	$0.50
Pro forma	$0.67	$0.48

6. Segment Information

The Company has identified its operating segments based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Church & Dwight (“C&D”) Consumer, Armkel LLC (“Armkel”), C&D Specialty Products Division (“SPD”), Other Equity Affiliates (includes Armand Products Company (“Armand”) and The ArmaKleen Company (“Armakleen”)).

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

7 of 20

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment sales and income before taxes and minority interest for the first quarters of 2004 and 2003 are as follows:

(in thousands)	C&D Consumer	Armkel LLC	C&D SPD	Other Equity Affiliates	Equity Affiliate Adjmts	As Reported
Net Sales (1)
First Quarter 2004	$245,082	$113,773	$50,909	$13,180	$(126,953)	$295,991
First Quarter 2003	204,276	99,654	44,022	11,933	(111,587)	248,298

Income Before Taxes and Minority Interest (2)
First Quarter 2004	29,450	21,668	5,368	1,485	(13,329)	44,642
First Quarter 2003	20,613	16,207	3,297	1,084	(9,139)	32,062

(1)	C&D Consumer Net Sales include intersegment sales to Armkel of $0.4 million and $0.8 million in 2004 and 2003, respectively. Other Equity Affiliates Net Sales include intersegment sales to C&D SPD of $2.0 million and $1.1 million in 2004 and 2003, respectively.
(2)	In determining Income Before Taxes and Minority Interest, Interest Expense, Interest Income and Other Income (expense) were allocated to the C&D Consumer and C&D SPD segments based upon each segments relative Operating Profit.

The following table shows product line revenues from external customers for the three months ended April 2, 2004 and March 28, 2003.

	Three Months Ended
(in thousands)	Apr. 2, 2004	Mar. 28, 2003
C&D Consumer
Deodorizing Products	$61,062	$53,164
Laundry Products	105,509	100,615
Personal Care Products	69,484	42,593
Other	9,027	7,904

Total C&D Consumer	245,082	204,276
C&D Specialty Products	50,909	44,022

Total Consolidated	$295,991	$248,298

Armkel
Family Planning	$52,708	$44,712
Depilatories and waxes; face and skin care	23,827	23,408
Oral care	10,626	8,553
OTC Products	13,810	12,532
Other consumer products	12,802	10,449

Total Armkel	$113,773	$99,654

Other Equity Affiliates	$13,180	$11,933

7. Armkel LLC

The following table summarizes financial information for Armkel LLC. The Company accounts for its 50% interest under the equity method.

	Three Months Ended
(In thousands)	Apr. 2, 2004	Mar. 28, 2003
Income statement data:
Net sales	$113,773	$99,654
Gross profit	65,685	58,485
Net income	18,163	15,219
Equity in affiliate’s income recorded by the Company	9,082	7,610

8 of 20

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands)	Apr. 2, 2004	Dec. 31, 2003
Balance sheet data:
Current assets	$229,129	$215,689
Noncurrent assets	558,545	559,632
Short-term debt	3,029	2,705
Current liabilities (excluding short-term debt)	91,665	93,561
Long-term debt	356,886	364,838
Other long-term liabilities	33,661	34,780
Partners’ equity	302,433	279,437

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

The Company invoiced Armkel $6.6 million and $6.4 million for primarily administrative and management oversight services (which is included as a reduction of selling, general and administrative expenses), and purchased $0.5 million and $.7 million of deodorant anti-perspirant inventory produced by Armkel in the first quarter of 2004 and 2003, respectively. The Company sold Armkel $0.4 million and $0.8 million of Arm & Hammer products to be sold in international markets in the first quarter of 2004 and 2003, respectively. The Company had a net open receivable from Armkel at April 2, 2004 and December 31, 2003 of approximately $3.6 million and $6.7 million, respectively, that primarily related to administrative services, partially offset by amounts owed for inventory.

8. Goodwill, Tradenames and Other Intangible Assets

The following table discloses the carrying value of all intangible assets:

(In thousands)	April 2, 2004			December 31, 2003
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
Amortized intangible assets:
Tradenames	$77,273	$(9,145)	$68,128	$69,645	$(7,839)	$61,806
Formulas	6,281	(1,571)	4,710	6,281	(1,430)	4,851
Non Compete Agreement	1,143	(262)	881	1,143	(233)	910

Total	$84,697	$(10,978)	$73,719	$77,069	$(9,502)	$67,567

Unamortized intangible assets - Carrying value
Tradenames	$51,807			$51,807

Total	$51,807			$51,807

Intangible amortization expense amounted to $1.5 million for the quarter of 2004 and $.7 million for the same period of 2003. The estimated intangible amortization for each of the next five years is approximately $5.6 million.

The changes in the carrying amount of goodwill for the quarter ended April 2, 2004 is as follows:

(In thousands)	Consumer	Specialty	Total

Balance December 31, 2003	$236,851	$22,593	$259,444
Tradename valuation adjustment	(7,628)	—	(7,628)
Other	49	—	49

Balance April 2, 2004	$229,272	$22,593	$251,865

9 of 20

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Comprehensive Income

The following table presents the Company’s Comprehensive Income for the first quarter ended April 2, 2004 and March 28, 2003:

	Three Months Ended
(In thousands)	Apr. 2, 2004	Mar. 28, 2003
Net Income	$29,906	$20,946
Other Comprehensive Income, net of tax:
Foreign exchange translation adjustments	161	774
Interest rate swap agreements	143	420
Company’s portion of Armkel’s Accumulated Other Comprehensive Loss	1,511	(1,869)

Comprehensive Income	$31,721	$20,271

10. Recent Accounting Pronouncements

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

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1 “Accounting and Disclosure Requirements to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP permits a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company’s Consolidated Financial Statements or notes do not reflect the effects of the Act on its post-retirement health care plan since further specific guidance on the accounting for the deferral subsidy is pending. Once guidance is issued, the Company could be required to change previously reported information, although it does not expect the impact to be material.

11. Pension Disclosure

The following table presents the net periodic benefit cost for the Company’s Pension Plan and Post-retirement Plan for the quarter ending April 2, 2004 and March 28, 2003.

	Pension Costs		Post-retirement Costs
(In thousands)	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$41	$37	$109	$84
Interest cost	353	363	216	204
Expected return on plan assets	(316)	(315)	—	—
Amortization of prior service cost	1	1	(20)	(20)
Recognized actuarial (gain) or loss	123	75	—	(22)

Net periodic benefit cost	$202	$161	$305	$246

10 of 20

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Subsequent Event

On May 6, 2004, the Company announced that it has reached a non-binding understanding with its partner, Kelso & Company to purchase Kelso’s 50% interest in Armkel, LLC, for a purchase price of approximately $254 million. It is expected that the purchase will be completed on or about May 30, 2004. The closing is subject to customary closing conditions, including completion of financing. The Company expects to raise a total of $640 million in medium-term borrowing facilities, which will be used to finance the acquisition and replace existing borrowing facilities. On completion of this transaction, the Company will incur certain non-cash accounting charges, primarily related to the revaluation of Armkel’s inventories and the write-off of deferred financing costs, which will have an adverse effect on earnings in the second and third quarters.

13. Commitments, contingencies and guarantees

a.	In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits owned by each of the two companies in Wyoming. The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons.

b.	Certain former shareholders of Carter-Wallace have brought legal action against the company that purchased the pharmaceutical business of Carter-Wallace regarding the fairness of the consideration these shareholders received. Pursuant to various indemnification agreements, Armkel could be liable for damages up to $12 million with respect to this appraisal proceeding, and the Company could be liable directly to Armkel for an amount up to approximately $2.1 million.

The Company believes that the consideration paid to the former Carter-Wallace shareholders was fair, and it cannot predict with certainty the outcome of this litigation.

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

c.	Fleming Companies, Inc., a customer of the Company, has filed a voluntary petition for bankruptcy. Subsequently, Fleming brought legal action against the Company seeking the recovery of certain preference payments and overpayments made to the Company in the amount of approximately $4.2 million. In addition, Fleming claims that it is owed approximately $1.9 million relating to a vendor agreement with the Company.

The Company will vigorously defend the lawsuit but cannot predict with certainty the outcome. However, in the opinion of management, the ultimate amount of liability, if any, will not have a material adverse effect on the Company’s financial position.

d.	The Company has commitments to acquire approximately $17 million of raw material and packaging supplies from its vendors. The packaging supplies are in either a converted or non-converted status. This enables the Company to respond quickly to changes in customer orders/requirements.

e.	In connection with the purchase of Biovance Technologies, Inc, the Company was obligated to make guaranteed minimum payments of at least $3.0 million based upon operating performance of the acquired business for the years 2002 and 2003. The Company met this obligation by making a $3.4 million payment

11 of 20

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in February 2003 based upon 2002 results and recorded a liability of $3.2 million at December 31, 2003 based upon 2003 results. Both amounts were reflected as additional goodwill as they represented additional acquisition consideration. The Company paid the remaining obligation of $3.2 million during the first quarter of 2004.

f.	The Company has outstanding letters of credit of approximately $6.9 million with several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, a year’s worth of lease payments on a warehouse, and 200 days of interest on the Industrial Revenue Bond borrowing.

g.	Surety/performance bonds were established for construction of the Company’s headquarters addition in Princeton, NJ and for construction activities at the Company’s North Brunswick, NJ plant for approximately $0.3 million.

h.	In connection with the acquisition of the oral care brands from Unilever, the Company will make additional performance-based payments of a minimum of $5 million and a maximum of $12 million over the eight year period following the date of acquisition. These payments will be accounted for as additional purchase price. The Company paid approximately $0.6 million in 2004 based upon 2003 operating performance.

i.	In 2002, the Company signed a technology licensing agreement relating to one of the Company’s personal care products pursuant to which the Company is committed to pay a minimum amount of $0.8 million in 2004 and 2005. Commencing December 31, 2004, the agreement can be cancelled by the Company with one years’ written notice.

j.	The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.

14. Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

12 of 20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment for the current quarter compared to the first quarter of 2003.

Consolidated Results

Net Sales

Net sales increased by $47.7 million or 19.2 % to $296.0 million, compared to $248.3 million in the previous year. The increase is primarily due to the acquisition of the former Unilever oral care business of approximately $30 million. Other increases included the effects of six extra days in the quarter as a result of the Company’s fiscal quarter calendar, favorable foreign exchange rates of $1.8 million and a reduction in trade and consumer promotion spending.

Operating Costs

The Company’s gross margin increased to 32.6% from 29.7% in the prior year. The increase is in large part a result of the oral care business acquired from Unilever as these products carry a higher gross profit margin than existing Church & Dwight products. The margin was also impacted by the reduction in trade and consumer promotion spending.

Marketing expenses increased by $7.2 million to $24.2 million in the current quarter as a result of an increase in advertising expenses in support of certain household deodorizing and oral care products.

Selling, general and administrative expenses increased $5.8 million as compared to the same period last year. This is a result of higher selling expenses as a result of higher sales, tradename amortization expenses associated with the acquired oral care business, increased performance-based compensation costs, an increase in information systems spending and costs to comply with the Sarbanes-Oxley legislation.

Other Income and Expenses

The increase in equity in earnings of affiliates of $1.7 million was almost entirely due to the Company’s share of Armkel’s increase in net income. Armkel’s net income increased by approximately $2.9 million to $18.2 million of which the Company’s share was approximately $1.5 million. (See note 7 to the condensed financial statements for additional information.) The combined results of the Company’s other equity investments, Armand Products and Armakleen, increased slightly.

Other income and expense of $0.4 million primarily results from a gain on the sale of a warehouse owned by our Canadian subsidiary.

Interest expense decreased by $0.6 million in the quarter as compared to the same period last year primarily as a result of the Company settling its remaining fixed rate interest rate swap contracts in the current quarter.

Taxation

The tax rate for the current quarter was 33.0% as compared to 34.6% last year. The current quarter rate was impacted favorably by an amended prior year tax return in connection with the Company’s Research and Development tax credit. Last year’s tax rate included taxes associated with Armkel’s sale of its Italian subsidiary.

Segment results

The Company has identified its operating segments based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Church & Dwight (“C&D”) Consumer, Armkel LLC (“Armkel”), C&D Specialty Products Division (“SPD”), Other Equity Affiliates (includes Armand Products Company (“Armand”) and The ArmaKleen Company (“Armakleen”)).

13 of 20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

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

Segment sales and income before taxes and minority interest for the first quarters of 2004 and 2003 are as follows:

(in thousands)	C&D Consumer	Armkel LLC	C&D SPD	Other Equity Affiliates	Equity Affiliate Adjmts	As Reported
Net Sales (1)
First Quarter 2004	$245,082	$113,773	$50,909	$13,180	$(126,953)	$295,991
First Quarter 2003	204,276	99,654	44,022	11,933	(111,587)	248,298

Income Before Taxes and Minority Interest (2)
First Quarter 2004	29,450	21,668	5,368	1,485	(13,329)	44,642
First Quarter 2003	20,613	16,207	3,297	1,084	(9,139)	32,062

(1)	C&D Consumer Net Sales include intersegment sales to Armkel of $0.4 million and $0.8 million in 2004 and 2003, respectively. Other Equity Affiliates Net Sales include intersegment sales to C&D SPD of $2.0 million and $1.1 million in 2004 and 2003, respectively.
(2)	In determining Income Before Taxes and Minority Interest, Interest Expense, Interest Income and Other Income (expense) were allocated to the C&D Consumer and C&D SPD segments based upon each segment’s relative Operating Profit.

C&D Consumer

C&D Consumer Net Sales increased $40.8 million or 20% to $245.1 million for the quarter. The increase included approximately $30 million of sales associated with the acquisition of the oral care brands from Unilever, favorable foreign exchange gains of $0.9 million and the additional six days in the quarter. At the product line level, Deodorizing and Laundry products net sales were higher than last year, partially offset by lower personal care and international sales. At the brand level, sales of Arm & Hammer and Xtra liquid laundry detergent, Arm & Hammer Baking Soda and Arm & Hammer Super Scoop were higher than last year while both Arrid and Arm & Hammer Ultramax Deodorant and Antiperspirant were lower.

C&D Consumer Income before Taxes and Minority Interest increased $8.8 million or 42.9% to $29.5 million mainly due to a $20.9 million increase in gross profit with the majority of the increase coming from the acquired Unilever brands. The remainder of the increase was primarily a result of lower promotion related expenses affecting net sales.

Armkel, LLC

Armkel’s Net Sales increased by $14.1 million or 14.1% to $113.8 million. This year’s increase was impacted by favorable foreign exchange rates of $6.7 million. Domestic net sales increased $5.9 million or 11.3% to $58.0 million, reflecting solid growth by Trojan condoms and First Response pregnancy kits, as well as the additional six days in the quarter. The condom business benefited from the addition of two new products to the Trojan line, Shared Pleasure™ and Magnum with Warm Sensations™. Excluding foreign exchange gains, International sales increased due to strong gains in the U.K. and Canada.

14 of 20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Armkel’s Income before Taxes and Minority Interest increased $5.5 million or 33.7% to $21.7 million mainly due to a $7.2 million increase in gross profit as a result of higher sales and favorable foreign exchange. The gross profit increase was partially offset by slightly higher marketing expenses and selling, general and administrative expenses.

Specialty Products

Specialty Products Net Sales grew $6.9 million or 15.6% to $50.9 million in the current quarter, which included the effect of the extra days in the quarter, favorable foreign exchange, and higher sales of Animal Nutrition and Specialty Chemicals.

Specialty Products Income before Taxes and Minority Interest increased by $2.1 million or 63.1% to $5.4 million as a result of higher gross profit of $2.6 million due to the extra shipping days and higher sales, partially offset by higher manufacturing costs in certain animal nutrition products, particularly a palm oil derivative. The increase in gross profit was partially offset by slightly higher marketing and selling, general and administrative costs.

Other Equity Affiliates

Other Equity Affiliates Net Sales increased $1.2 million or 10.5% to $13.2 million as a result of higher Armand Product net sales partially offset by lower Armakleen net sales.

Other Equity Affiliates Income before Taxes and Minority Interest increased by $0.4 million or 37% to $1.5 million primarily as a result of higher net sales.

Liquidity and Capital Resources

The Company had outstanding total debt of $364.4 million and cash of $66.7, for net debt position of $297.7 million at April 2, 2004. This compares to total debt of $397.0 million and a net debt position of $321.4 million at December 31, 2003.

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility and management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was approximately $48.7 million for the first quarter of 2004. The leverage ratio (total debt to Adjusted EBITDA) at April 2, 2004 under the loan agreement was approximately 2.16 versus the agreement’s maximum 3.00, and the interest coverage ratio (Adjusted EBITDA to total interest expense) was approximately 6.86 versus the agreement’s minimum of 5.0. This credit facility is secured by a blanket lien on all of the Company’s assets. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA is as follows (in thousands):

Net Cash Provided by Operating Activities	$31,111
Interest Expense	4,531
Current Income Tax Provision	8,631
Distributions from Affiliates	1,218
Increase in Working Capital and Other Liabilities	3,646
Investment Income	(464)
Other	(19)

Adjusted EBITDA (per loan agreement)	$48,654

Net Cash Used in Investing Activities	$(6,560)

Net Cash Used in Financing Activities	$(33,519)

15 of 20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

During the first quarter of 2004, cash flow from operating activities was $31.1 million. Major factors contributing to the cash flow from operating activities included operating earnings before non-cash charges for depreciation and amortization, partially offsetting an increase in working capital, namely inventories. Operating cash flow, together with distributions from affiliates, proceeds from stock option exercises and existing cash, was used to fund additions to property, plant and equipment, pay dividends and make both voluntary and mandatory debt repayments.

Subsequent Event

On May 6, 2004, the Company announced that it has reached a non-binding understanding with its partner, Kelso & Company to purchase Kelso’s 50% interest in Armkel, LLC, for a purchase price of approximately $254 million. It is expected that the purchase will be completed on or about May 30, 2004. The closing is subject to customary closing conditions, including completion of financing. The Company expects to raise a total of $640 million in medium-term borrowing facilities, which will be used to finance the acquisition and replace existing borrowing facilities. On completion of this transaction, the Company will incur certain non-cash accounting charges, primarily related to the revaluation of Armkel’s inventories and the write-off of deferred financing costs, which will have an adverse effect on earnings in the second and third quarters.

Recent Accounting Pronouncements

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

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1 “Accounting and Disclosure Requirements to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP permits a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company’s Consolidated Financial Statements or notes do not reflect the effects of the Act on its post-retirement health care plan since further specific guidance on the accounting for the deferral subsidy is pending. Once guidance is issued, the Company could be required to change previously reported information, although it does not expect the impact to be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have not been any material changes during the three month period ended April, 2, 2004. For further information, please refer to the Company’s December 31, 2003 Annual Report on Form 10-K.

16 of 20

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

b.	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements relating, among others, to short- and long-term financial objectives, sales and earnings growth, gross margin, earnings per share, non-cash accounting charges, the integration of the oral care brands acquired from Unilever in 2003, the effects of the Company’s proposed acquisition of the remaining 50% interest in Armkel, the integration of Armkel, and financial forecasts. These statements represent the intentions, plans, expectations and beliefs of Church & Dwight, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, the financial condition of major customers, the Company’s ability to complete the acquisition of the remaining 50% interest in Armkel, and the integration of Armkel. With regard to the new product introductions referred to in this report, there is particular uncertainty related to trade, competitive and consumer reactions. Other factors are described in Church & Dwight’s quarterly and annual reports filed with the SEC.

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

17 of 20

PART II - Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 6, 2004. The following nominees were elected to the Company’s Board of Directors for a term of three years:

Nominee	For	Withheld	Broker Non-Votes
Robert H. Beeby	37,167,472	678,669	0
J. Richard Leaman, Jr.	37,394,934	451,207	0
Dwight C. Minton	36,877,027	969,114	0
John O. Whitney	37,354,424	491,717	0

The Company’s continuing directors are as follows: Robert A. Davies, III, Rosina B. Dixon, Robert D. LeBlanc, John D. Leggett, III, John F. Maypole, Robert A. McCabe, Burton B. Staniar and Lionel L. Nowell, III.

The result of voting on the following additional item is as follows:

Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company’s 2004 financial statements:

For	Against	Abstained	Broker Non-Votes
36,930,577	845,047	70,516	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

(31.1) Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2) Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1) Certification of the Chief Executive Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.1) Certification of the Chief Financial Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

b.	Reports on Form 8-K

On February 9, 2004, a report on Form 8-K was furnished, providing information responsive to Item 12 relating to a press release that the Company issued relating to earnings for the quarter and fiscal year ended December 31 2003.

On March 2, 2004, a report on Form 8-K was filed, providing information responsive to Item 5 relating to unaudited capsule financial information for the quarter and fiscal year ended December 31, 2003.

18 of 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE: May 12, 2004	/s/ Zvi Eiref
ZVI EIREF
VICE PRESIDENT FINANCE

DATE: May 12, 2004	/s/ Gary P. Halker
GARY P. HALKER
VICE PRESIDENT FINANCE
AND TREASURER

19 of 20

EXHIBITS

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1)	Certification of the Chief Executive Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.1)	Certification of the Chief Financial Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

20 of 20