Form 10-Q
period 2004-07-02
CHURCH & DWIGHT CO INC /DE/
filed 2004-08-11
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

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

As of August 6, 2004, there were 41,205,927 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Net Sales	$340,785	$256,263	$636,776	$504,561
Cost of sales	221,109	176,690	420,538	351,154

Gross Profit	119,676	79,573	216,238	153,407
Marketing expense	36,118	26,288	60,306	43,231
Selling, general and administrative expenses	42,130	28,236	76,044	56,346

Income from Operations	41,428	25,049	79,888	53,830
Equity in earnings of affiliates	2,792	12,528	12,616	20,680
Investment earnings	375	350	839	654
Loss on early extinguishment of debt	(7,995)	—	(7,995)	—
Other income (expense), net	(116)	612	309	617
Interest expense	(7,019)	(4,715)	(11,550)	(9,895)

Income before taxes and minority interest	29,465	33,824	74,107	65,886
Income taxes	9,885	9,192	24,615	20,299
Minority interest	7	6	13	15

Net Income	19,573	24,626	49,479	45,572
Retained earnings at beginning of period	462,315	385,162	435,677	367,211

	481,888	409,788	485,156	412,783
Dividends paid	3,285	3,040	6,553	6,035

Retained earnings at end of period	$478,603	$406,748	$478,603	$406,748

Weighted average shares outstanding - Basic	41,064	40,132	40,973	40,039

Weighted average shares outstanding - Diluted	43,232	42,072	43,115	41,967

Earnings Per Share:
Net income per share - Basic	$0.48	$0.61	$1.21	$1.14

Net income per share - Diluted	$0.45	$0.59	$1.15	$1.09

Dividends Per Share	$0.08	$0.075	$0.16	$0.15

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2004	Dec. 31, 2003
(Dollars in thousands)	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$119,561	$75,634
Accounts receivable, less allowances of $3,441 and $1,969	206,093	107,553
Inventories	157,981	84,176
Deferred income taxes	12,779	14,109
Note receivable – current	1,015	942
Net assets held for sale	11,000	—
Prepaid expenses	10,085	6,808

Total Current Assets	518,514	289,222

Property, Plant and Equipment (Net)	327,293	258,010
Note Receivable	7,751	8,766
Equity Investment in Affiliates	13,663	152,575
Long-term Supply Contracts	5,274	5,668
Tradenames and Other Intangibles	373,754	119,374
Goodwill	561,898	259,444
Other Assets	46,630	26,558

Total Assets	$1,854,777	$1,119,617

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$64,528	$62,337
Accounts payable and accrued expenses	241,935	148,958
Current portion of long-term debt	10,085	3,560
Income taxes payable	18,632	17,199

Total current liabilities	335,180	232,054

Long-term Debt	858,234	331,149
Deferred Income Taxes	79,188	61,000
	68,317	40,723
Postretirement and Postemployment Benefits	18,418	15,900
Minority Interest	258	297
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value Authorized 100,000,000 shares, issued 46,660,988 shares	46,661	46,661
Additional paid-in capital	57,289	51,212
Retained earnings	478,603	435,677
Accumulated other comprehensive (loss)	(9,328)	(13,962)

	573,225	519,588
Common stock in treasury, at cost:
5,525,582 shares in 2004 and 5,874,963 shares in 2003	(78,043)	(81,094)

Total Stockholders’ Equity	495,182	438,494

Total Liabilities and Stockholders’ Equity	$1,854,777	$1,119,617

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended
(Dollars in thousands)	July 2, 2004	June 27, 2003
Cash Flow From Operating Activities
Net Income	$49,479	$45,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,651	14,888
Equity in earnings of affiliates	(12,616)	(20,680)
Deferred income taxes	9,609	5,845
Plant Impairment charge	1,573	—
Net (gain) on sale of assets	(346)	—
Net loss on early extinguishment of debt	7,995	—
Other	354	1,073
Change in assets and liabilities:
(Increase) in accounts receivable	(2,154)	(724)
(Increase) in inventories	(7,451)	(2,490)
Decrease in prepaid expenses	271	2,537
Increase (decrease) in accounts payable	10,535	(11,846)
Increase in income taxes payable	654	7,152
Increase in other liabilities	1,645	2,201

Net Cash Provided By Operating Activities	78,199	43,528

Cash Flow From Investing Activities
Additions to property, plant and equipment	(13,621)	(14,092)
Contingent acquisition payments	(4,455)	(3,424)
Armkel acquisition (net of cash acquired)	(190,709)	—
Proceeds from note receivable	942	870
Distributions from affiliates	2,719	2,255
Other long-term assets	(1,273)	(370)
Proceeds from sale of fixed assets	916	—

Net Cash Used In Investing Activities	(205,481)	(14,761)

Cash Flow From Financing Activities
Long-term debt borrowing	540,000	—
Long-term debt (repayment)	(367,107)	(109,557)
Short-term debt borrowing	3,700	59,553
Proceeds from stock options exercised	4,760	5,232
Payment of cash dividends	(6,553)	(6,035)
Deferred financing costs	(3,591)	(251)

Net Cash Provided by (Used In) Financing Activities	171,209	(51,058)

Net Change In Cash and Cash Equivalents	43,927	(22,291)
Cash And Cash Equivalents At Beginning Of Year	75,634	76,302

Cash And Cash Equivalents At End Of Period	$119,561	$54,011

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$897,945	—
Cash paid and investment in and receivable from Armkel	412,313	—

Liabilities assumed	$485,632	$—

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of July 2, 2004, the consolidated statements of income and retained earnings for the three and six months ended July 2, 2004 and June 27, 2003 and the consolidated statements of cash flow for the three and six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at July 2, 2004 and for all periods presented have been made. On May 28, 2004, the Company completed the previously announced purchase of the remaining 50% of Armkel, LLC (“Armkel”) that it did not previously own from affiliates of Kelso & Company (“Kelso interest”) for a purchase price of $253.7 million plus fees and Armkel was merged into the Company. Results of operations for the business are included in the Company’s consolidated financial statements from May 29, 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 annual report to shareholders. The results of operations for the period ended July 2, 2004 are not necessarily indicative of the operating results for the full year.

2. Inventories consist of the following:

(In thousands)	July 2, 2004	Dec. 31, 2003
Raw materials and supplies	$42,743	$26,205
Work in process	10,507	204
Finished goods	104,731	57,767

	$157,981	$84,176

3. Property, Plant and Equipment consist of the following:

(In thousands)	July 2, 2004	Dec. 31, 2003
Land	$13,118	$6,165
Buildings and improvements	130,541	109,860
Machinery and equipment	336,321	295,255
Office equipment and other assets	27,766	27,753
Software	12,471	12,459
Mineral rights	544	571
Construction in progress	22,933	9,574

	543,694	461,637
Less accumulated depreciation, depletion and amortization	216,401	203,627

Net Property, Plant and Equipment	$327,293	$258,010

In the second quarter of 2004 the Company recorded a plant impairment charge of $1.5 million as the value cannot be supported by cash flows.

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

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Basic	41,064	40,132	40,973	40,039
Dilutive effect of stock options	2,168	1,940	2,142	1,928

Diluted	43,232	42,072	43,115	41,967

Anti-dilutive stock options outstanding	180	1,100	570	600

In August 2003, the Company issued $100 million of 5.25% convertible senior debentures that may be converted into shares of the Company’s common stock prior to maturity at an initial conversion price of approximately $46.50 per share, subject to adjustment in certain circumstances. Because of the inclusion of a restricted convertibility feature of the debentures, the Company’s diluted net income per common share does not give effect to the dilution from the conversion of the debentures until the Company’s share price exceeds 120% of the initial conversion price.

A proposed change in accounting rules for reporting contingently convertible debt (“Co-cos”) could have a dilutive effect on Earnings Per Share (EPS). The tentative consensus reached by the Financial Accounting Standards Board’s (FASB’s) Emerging Issues Task Force (EITF) at its July 1, 2004 meeting (“EITF Issue 04-8: The Effect of Contingently Convertible Debt on Diluted Earnings per Share”) would require Co-Cos to be treated for diluted EPS purposes as if converted from debt to equity, beginning with the date the contingently convertible debt instrument is initially issued, even if the triggering events (such as stock price) have not yet occurred. The effective date would be reporting periods ending on or after December 15, 2004, and prior period EPS amounts presented for comparative purposes would have to be restated.

5. Stock-Based Compensation

The Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, rather than the fair-value based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”. In connection with purchasing Kelso’s interest in Armkel, the Company issued cash and 65,000 options at a fair value of $34.31 per share to certain executives for the Equity Appreciation Rights Plan (“EAR Plan”). The unvested portion of the EAR Plan is being amortized over a two year vesting period and is recognized as expense. In the second quarter of 2004, $57,000 was recognized as expense.

During the second quarter of 2004, 570,000 stock options were granted at an average fair value of $15.43 per share.

The Company’s pro forma net income and pro forma net income per share for the second quarter of 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except for per share data)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Net Income
As reported	$19,573	$24,626	$49,479	$45,572
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	57	—	57	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,072)	(878)	(2,109)	(1,819)

Pro forma	$18,558	$23,748	$47,427	$43,753

Net Income per Share: basic
As reported	$0.48	$0.61	$1.21	$1.14
Pro forma	$0.45	$0.59	$1.15	$1.08
Net Income per Share: diluted
As reported	$0.45	$0.59	$1.15	$1.09
Pro forma	$0.43	$0.56	$1.09	$1.03

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Segment Information

As a result of purchasing the Kelso interest, the Company has redefined its operating segments. These segments are based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Domestic Consumer, International Consumer, and Specialty Products Division (“SPD”).

Segment revenues are derived from the sale of the following products:

Segment	Products
Domestic Consumer	Deodorizing and cleaning, laundry, and personal care products
International Consumer	Primarily personal care products
SPD	Specialty chemical products

The domestic results of the acquired Armkel business since May 29, 2004 are included in the Domestic Consumer segment and its international subsidiaries (in addition to the Company’s existing Consumer International Subsidiary) comprise the International Consumer segment. There has been no change to the SPD segment. The earnings in equity of affiliates of Armkel’s domestic and international results are included in the Consumer Domestic and Consumer International segments, respectively. The earnings in equity of affiliates of Armand Products and the Armakleen Company are included in the SPD segment. Prior to purchasing Kelso’s interest in Armkel, the Company’s segments were: Church & Dwight Consumer, Armkel, Church & Dwight SPD, and Other Equity Affiliates. All prior periods have been conformed to the new segment presentation.

Segment sales and income before taxes and minority interest for the second quarter and six month periods of 2004 and 2003 and total segment assets as of July 2, 2004 and December 31, 2003 are as follows:

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Unallocated	Total
Net Sales
Second Quarter 2004	$258,867	$28,854	$53,064	—	$340,785
Second Quarter 2003	200,246	9,246	46,771	—	256,263

2004 Year to Date	494,922	37,881	103,973	—	636,776
2003 Year to Date	396,618	17,150	90,793	—	504,561

Income Before Taxes and Minority Interest (1)
Second Quarter 2004	20,635	3,841	4,989	—	29,465
Second Quarter 2003	25,582	2,560	5,682	—	33,824

2004 Year to Date	54,183	8,774	11,150	—	74,107
2003 Year to Date	50,104	6,277	9,505	—	65,886

Total Assets
July 2, 2004	$1,353,085	$272,067	$182,548	$47,077	$1,854,777
December 31, 2003	$841,036	$50,868	$181,496	$46,217	$1,119,617

(1)	In determining Income Before Taxes and Minority Interest, Interest Expense, Interest Income, Loss on Early Extinguishment of Debt and Other Income (expense) were allocated to the segments based upon each segments’ relative Operating Profit.

The Company’s total assets changed significantly since December 31, 2003 as a result of the consolidation of the assets associated with the former Armkel business.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows product line revenues from external customers for the three and six months ended July 2, 2004 and June 27, 2003:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Deodorizing Products	$64,603	$61,162	$125,665	$114,326
Laundry Products	103,756	98,192	209,265	198,807
Personal Care Products	90,508	40,892	159,992	83,485

Total Consumer Domestic	258,867	200,246	494,922	396,618
Total Consumer International	28,854	9,246	37,881	17,150
Total SPD	53,064	46,771	103,973	90,793

Total Consolidated Net Sales	$340,785	$256,263	$636,776	$504,561

7. Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The 9 1/2% senior subordinated notes due 2009 assumed by the Company as a result of Armkel’s merger into the Company are fully and unconditionally guaranteed by the parent company and certain domestic subsidiaries of the Company on a joint and several basis.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental information for condensed consolidated balance sheets at July 2, 2004 and December 31, 2003, condensed consolidated income statements for the three and six months ended July 2, 2004 and June 27, 2003, and condensed consolidated cash flows for the six-month periods ended July 2, 2004 and June 27, 2003 is summarized as follows (amounts in thousands):

Statements of Income

	For The Three Months Ended July 2, 2004
	Guarantor	Non- Guarantor	Eliminations	Total Consolidated
Net sales	$305,153	$41,479	$(5,847)	$340,785
Cost of goods sold	200,960	25,996	(5,847)	221,109

Gross profit	104,193	15,483	—	119,676
Operating expenses	67,543	10,705	—	78,248

Income from operations	36,650	4,778	—	41,428
Equity in earning of affiliates	2,792	—	—	2,792
Investment earnings	238	137	—	375
Intercompany income (expense)	(170)	170	—	—
Other income (expense)	(7,745)	(366)	—	(8,111)
Interest expense	(6,559)	(460)	—	(7,019)

Income before taxes	25,206	4,259	—	29,465
Income taxes	8,564	1,321	—	9,885
Minority interest	7	—	—	7

Net Income	$16,635	$2,938	$—	$19,573

Statements of Income	For The Three Months Ended June 27, 2003
	Guarantor	Non- Guarantor	Eliminations	Total Consolidated
Net sales	$242,298	$19,019	$(5,054)	$256,263
Cost of goods sold	166,855	14,889	(5,054)	176,690

Gross profit	75,443	4,130	—	79,573
Operating expenses	51,698	2,826	—	54,524

Income from operations	23,745	1,304	—	25,049
Equity in earning of affiliates	12,528	—	—	12,528
Investment earnings	325	25	—	350
Intercompany income (expense)	(1,648)	1,648	—	—
Other income (expense)	335	277	—	612
Interest expense	(4,096)	(619)	—	(4,715)

Income before taxes	31,189	2,635	—	33,824
Income taxes	8,538	654	—	9,192
Minority interest	6	—	—	6

Net Income	$22,645	$1,981	$—	$24,626

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Statements of Income

	For The Six Months Ended July 2, 2004
	Guarantor	Non- Guarantor	Eliminations	Total Consolidated
Net sales	$583,715	$63,692	$(10,631)	$636,776
Cost of goods sold	388,483	42,686	(10,631)	420,538

Gross profit	195,232	21,006	—	216,238
Operating expenses	122,935	13,415	—	136,350

Income from operations	72,297	7,591	—	79,888
Equity in earning of affiliates	12,616	—	—	12,616
Investment earnings	674	165	—	839
Intercompany income (expense)	(795)	795	—	—
Other income (expense)	(7,644)	(42)	—	(7,686)
Interest expense	(10,517)	(1,033)	—	(11,550)

Income before taxes	66,631	7,476	—	74,107
Income taxes	22,377	2,238	—	24,615
Minority interest	13	—	—	13

Net Income	$44,241	$5,238	$—	$49,479

Statements of Income	For The Six Months Ended June 27, 2003
	Guarantor	Non- Guarantor	Eliminations	Total Consolidated
Net sales	$475,167	$38,574	$(9,180)	$504,561
Cost of goods sold	329,722	30,612	(9,180)	351,154

Gross profit	145,445	7,962	—	153,407
Operating expenses	94,549	5,028	—	99,577

Income from operations	50,896	2,934	—	53,830
Equity in earning of affiliates	20,680	—	—	20,680
Investment earnings	636	18	—	654
Intercompany income (expense)	(1,648)	1,648	—	—
Other income (expense)	191	426	—	617
Interest expense	(8,771)	(1,124)	—	(9,895)

Income before taxes	61,984	3,902	—	65,886
Income taxes	19,182	1,117	—	20,299
Minority interest	15	—	—	15

Net Income	$42,787	$2,785	$—	$45,572

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Balance Sheet

	July 2, 2004
	Guarantor	Non- Guarantor	Eliminations	Total Consolidated
Current Assets
Cash and cash equivalents	$62,089	$57,472	$—	$119,561
Accounts receivable, (net of allowances)	6,124	199,969	—	206,093
Inventories	115,574	42,407	—	157,981
Deferred income taxes	12,727	52	—	12,779
Note receivable – current	1,015	—	—	1,015
Net assets held for sale	11,000	—	—	11,000
Prepaid expenses	4,384	5,701	—	10,085

Total Current Assets	212,913	305,601	—	518,514

Property, Plant and Equipment (Net)	276,548	50,745	—	327,293
Notes Receivable	95,351	—	(87,600)	7,751
Equity Investment in Affiliates	102,584	—	(88,921)	13,663
Long-term Supply Contracts	5,274	—	—	5,274
Tradenames and Other Intangibles	338,618	35,136	—	373,754
Goodwill	514,542	47,356	—	561,898
Other assets	41,565	5,065	—	46,630

Total assets	$1,587,395	$443,903	$(176,521)	$1,854,777

Liabilities and Stockholders’ Equity

Current Liabilities
Short-term borrowings	$—	$64,528	$—	$64,528
Accounts payable and accrued expenses	169,657	72,278	—	241,935
Intercompany accounts	(56,491)	56,491	—	—
Current portion of long-term debt	10,085	—	—	10,085
Income taxes payable	11,027	7,605	—	18,632

Total current liabilities	134,278	200,902	—	335,180

Long-term debt	857,218	1,016	—	858,234
Notes payable	—	87,600	(87,600)	—
Deferred income taxes	71,793	7,395	—	79,188
Deferred and Other Long-term Liabilities	56,154	12,163	—	68,317
Postretirement and Postemployment Benefits	16,770	1,648	—	18,418
Minority Interest	—	258	—	258
Commitments and Contingencies	—	—	—	—
Stockholders’ Equity
Common Stock	46,661	66,761	(66,761)	46,661
Additional paid-in capital	57,289	17,761	(17,761)	57,289
Retained earnings	428,816	51,280	(1,493)	478,603
Accumulated other comprehensive (loss)	(3,541)	(2,881)	(2,906)	(9,328)

	529,225	132,921	(88,921)	573,225
Common stock in treasury, at cost	(78,043)	—	—	(78,043)

Total Stockholders’ Equity	451,182	132,921	(88,921)	495,182

Total Liabilities and Stockholders’ Equity	$1,587,395	$443,903	$(176,521)	$1,854,777

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Balance Sheet

	December 31, 2003
	Guarantor	Non- Guarantor	Eliminations	Total Consolidated
Current Assets
Cash and cash equivalents	$68,975	$6,659	$—	$75,634
Accounts receivable, (net of allowances)	30,501	77,052	—	107,553
Inventories	75,111	9,065	—	84,176
Deferred income taxes	14,054	55	—	14,109
Note receivable – current	942	—	—	942
Prepaid expenses	6,115	693	—	6,808

Total Current Assets	195,698	93,524	—	289,222

Property, Plant and Equipment (Net)	236,520	21,490	—	258,010
Notes Receivable	8,766	—	—	8,766
Equity Investment in Affiliates	189,435	—	(36,860)	152,575
Long-term Supply Contracts	5,668	—	—	5,668
Tradenames and Other Intangibles	117,550	1,824	—	119,374
Goodwill	247,702	11,742	—	259,444
Other assets	24,870	1,688	—	26,558

Total assets	$1,026,209	$130,268	$(36,860)	$1,119,617

Liabilities and Stockholders’ Equity

Current Liabilities
Short-term borrowings	$—	$62,337	$—	$62,337
Accounts payable and accrued expenses	137,751	11,207	—	148,958
Intercompany accounts	(14,214)	14,214	—	—
Current portion of long-term debt	3,560	—	—	3,560
Income taxes payable	15,470	1,729	—	17,199

Total current liabilities	142,567	89,487	—	232,054

Long-term debt	329,830	1,319	—	331,149
Deferred income taxes	60,447	553	—	61,000
Deferred and Other Long-term Liabilities	40,056	667	—	40,723
Postretirement and Postemployment Benefits	15,900	—	—	15,900
Minority Interest	—	297	—	297
Commitments and Contingencies	—	—	—	—
Stockholders’ Equity
Common Stock	46,661	14,701	(14,701)	46,661
Additional paid-in capital	51,212	17,761	(17,761)	51,212
Retained earnings	426,439	10,730	(1,492)	435,677
Accumulated other comprehensive (loss)	(5,809)	(5,247)	(2,906)	(13,962)

	518,503	37,945	(36,860)	519,588
Common stock in treasury, at cost	(81,094)	—	—	(81,094)

Total Stockholders’ Equity	437,409	37,945	(36,860)	438,494

Total Liabilities and Stockholders’ Equity	$1,026,209	$130,268	$(36,860)	$1,119,617

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Statements of Cash Flows

	For The Six Months Ended July 2, 2004
	Guarantor	Non- Guarantor	Total Consolidated
Cash Flow From Operating Activities:
Net Income	$44,241	$5,238	$49,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,871	780	18,651
Equity in earnings of affiliates	(12,616)	—	(12,616)
Deferred income taxes	9,381	228	9,609
Plant Impairment charge	2,069	(496)	1,573
Net (gain) on sale of assets	(346)	—	(346)
Net loss on early extinguishment of debt	7,995	—	7,995
Other	9	345	354

Change in assets and liabilities:
(Increase) in accounts receivable	46,921	(49,075)	(2,154)
(Increase) in inventories	(5,847)	(1,604)	(7,451)
Decrease in prepaid expenses	589	(318)	271
Increase (decrease) in accounts payable	(1,683)	12,218	10,535
Increase in income taxes payable	(912)	1,566	654
Increase in other liabilities	(849)	2,494	1,645

Net Cash Provided by Operating Activities	106,823	(28,624)	78,199

Cash Flow From Investing Activities:
Additions to property, plant & equipment	(12,390)	(1,231)	(13,621)
Contingent acquisition payments	(4,455)	—	(4,455)
Armkel acquisition (net of cash acquired)	(190,709)	—	(190,709)
Proceeds from note receivable	942	—	942
Distributions from affiliates	2,719	—	2,719
Other long-term assets	(1,273)	—	(1,273)
Proceeds from sale of fixed assets	—	916	916

Net Cash Used in Investing Activities	(205,166)	(315)	(205,481)

Cash Flow from Financing Activities:
Long-term debt borrowing	540,000	—	540,000
Long-term debt (repayment)	(366,861)	(246)	(367,107)
Short-term debt borrowing	—	3,700	3,700
Intercompany debt transactions	(76,298)	76,298	—
Proceeds from stock options exercised	4,760	—	4,760
Payment of cash dividends	(6,553)	—	(6,553)
Deferred financing costs	(3,591)	—	(3,591)

Net Cash Provided by (Used in) Financing Activities	91,457	79,752	171,209

Net Change In Cash & Cash Equivalents	(6,886)	50,813	43,927
Cash And Cash Equivalents At Beginning of Year	68,975	6,659	75,634

Cash And Cash Equivalents At End of Period	$62,089	$57,472	$119,561

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Statements of Cash Flows

	For The Six Months Ended June 27, 2003
	Guarantor	Non- Guarantor	Total Consolidated
Cash Flow From Operating Activities:
Net Income	$42,787	$2,785	$45,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,165	723	14,888
Equity in earnings of affiliates	(20,680)	—	(20,680)
Deferred income taxes	5,845	—	5,845
Plant Impairment charge	—	—	—
Net (gain) on sale of assets	—	—	—
Net loss on early extinguishment of debt	—	—	—
Other	20	1,053	1,073

Change in assets and liabilities:
(Increase) in accounts receivable	108,318	(109,042)	(724)
(Increase) in inventories	(3,330)	840	(2,490)
Decrease in prepaid expenses	2,996	(459)	2,537
Increase (decrease) in accounts payable	(12,833)	987	(11,846)
Increase in income taxes payable	7,152	—	7,152
Increase in intercompany and other liabilities	(48,217)	50,418	2,201

Net Cash Provided by Operating Activities	96,223	(52,695)	43,528

Cash Flow From Investing Activities:
Additions to property, plant & equipment	(12,629)	(1,463)	(14,092)
Contingent acquisition payments	(3,424)	—	(3,424)
Proceeds from note receivable	870	—	870
Distributions from affiliates	2,255	—	2,255
Other long-term assets	(370)	—	(370)

Net Cash Used in Investing Activities	(13,298)	(1,463)	(14,761)

Cash Flow from Financing Activities:
Long-term debt (repayment)	(109,557)	—	(109,557)
Short-term debt borrowing	—	59,553	59,553
Proceeds from stock options exercised	5,232	—	5,232
Payment of cash dividends	(6,035)	—	(6,035)
Deferred financing costs	(251)	—	(251)

Net Cash Provided by (Used in) Financing Activities	(110,611)	59,553	(51,058)

Net Change In Cash & Cash Equivalents	(27,686)	5,395	(22,291)
Cash And Cash Equivalents At Beginning of Year	71,744	4,558	76,302

Cash And Cash Equivalents At End of Period	$44,058	$9,953	$54,011

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Armkel, LLC

On May 28, 2004, the Company completed the previously announced purchase of the remaining 50% of Armkel that it did not previously own from affiliates of Kelso for a purchase price of $253.7 million plus fees.

The Armkel acquisition was funded using available cash and by obtaining new Tranche A and B Term Loans through an amendment to the Company’s existing credit agreement. In connection with the amendment, the Company, among other things, was provided with a new Tranche A Term Loan in the amount of $100 million, and a new Tranche B Term Loan in the amount of $440 million, which were used to replace the existing Tranche B Term Loan of approximately $194 million, to replace Armkel’s Tranche A and B Term Loans of approximately $136 million and to provide $210 million to fund a portion of the purchase price for the transaction. The new Tranche B Term Loans have essentially the same terms as the replaced loans, but with more favorable interest rate provisions. Results of operations for the business are included in the Company’s consolidated financial statements from May 29, 2004.

Pro forma comparative net sales, net income and basic and diluted earnings per share for the three and six months ended July 2, 2004 are as follows:

	Three Months Ended July 2, 2004		Six Months Ended July 2, 2004
(Dollars in thousands, except per share data)	Reported	Pro forma	Reported	Pro forma
Net Sales	$340,785	$419,394	$636,776	$828,801
Net Income	19,573	22,321	49,479	52,593
Earnings Per Share Basic	$0.48	$0.54	$1.21	$1.28
Earnings Per Share Diluted	$0.45	$0.52	$1.15	$1.22

The pro forma information gives effect to the Company’s purchase of Kelso’s interest in Armkel as if it occurred at January 1, 2004. Pro forma adjustments include the elimination of intercompany sales, inventory step-up charge, equity appreciation rights, additional interest expense and the related income tax impact.

Pro forma results of operations for the three months ended April 2, 2004, the year ended December 31, 2003 and the balance sheet as of April 2, 2004 were filed by the Company on Form 8-K on June 28, 2004.

The following table summarizes the preliminary purchase price allocation relating to purchasing Kelso’s 50% interest in Armkel. An independent appraisal is currently in process:

(In thousands)
Current Assets	$244,682
Property, plant and equipment	74,997
Tradenames and patents	250,000
Goodwill	307,042
Other long-term assets	21,224

Total Assets acquired	897,945
Current liabilities	88,560
Long-term debt	359,522
Other long-term liabilities	37,550

Net assets acquired	$412,313

The following table summarizes financial information for Armkel. The Company accounted for its 50% interest under the equity method until May 28, 2004.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands)	Two Months Ended May 28, 2004	Three Months Ended June 27, 2003	Five Months Ended May 28, 2004	Six Months Ended June 27, 2003
Income statement data:
Net sales	$78,994	$113,477	$192,767	$213,130
Gross profit	44,230	64,526	109,915	123,011
Net income	3,391	22,520	21,554	37,740
Equity in affiliate’s income recorded by the Company	1,695	11,260	10,777	18,870

The Company invoiced Armkel $10.2 million and $14.0 million for primarily administrative and management oversight services (which is included as a reduction of selling, general and administrative expenses), and purchased $0.8 million and $1.4 million of deodorant anti-perspirant inventory produced by Armkel in the first half of 2004 and 2003, respectively. The Company sold Armkel $0.7 million and $1.3 million of Arm & Hammer products to be sold in international markets in the first half of 2004 and 2003, respectively. The Company had a net open receivable from Armkel at December 31, 2003 of approximately $6.7 million that primarily related to administrative services, partially offset by amounts owed for inventory.

9. Short-term borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)		July 2, 2004	Dec. 31, 2003
Syndicated Financing Loan due September 30, 2007			$230,000
Syndicated Financing Loan due September 30, 2006		$100,000
Amount due 2004	$2,500
Amount due 2005	$7,500
Amount due 2006	$17,500
Amount due 2007	$25,000
Amount due 2008 & subsequent	$47,500
Syndicated Financing Loan due September 30, 2007		440,000
Amount due 2004	$2,200
Amount due 2005	$4,400
Amount due 2006	$4,400
Amount due 2007	$4,400
Amount due 2008 & subsequent	$424,600
Convertible Debentures due on August 15, 2033		100,000	100,000
Securitization of Accounts Receivable due on January 15, 2005		60,000	56,300
Senior Subordinated Note (9 1/2%) due August 15, 2009		225,000
Discount on Senior Subordinated Note		(1,087)
Various Debt from Brazilian Banks		5,544	7,356
$4,225 in 2004, $557 in 2005, $557 in 2006 and $205 due in 2007
Industrial Revenue Refunding Bond		3,390	3,390
Due in installments of $685 from 2004-2007 and $650 in 2008

Total debt		932,847	397,046

Less: current maturities		74,613	65,897

Net long-term debt		$858,234	$331,149

The principal payments required to be made are as follows:

(In thousands)
2004	$9,520
2005	72,957
2006	22,939
2007	30,067
2008 and subsequent	797,364

$932,847

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company entered into an amended and restated credit agreement (the “Credit Agreement”) with several banks and other financial institutions, The Bank of Nova Scotia, Fleet National Bank and National City Bank, each as a documentation agent, Citicorp North America, Inc., as syndication agent, and J.P. Morgan Chase Bank, as administrative agent. The Credit Agreement provides for (i) a five year term loan in a principal amount of $100 million (the “Term A Loan”), (ii) a seven year term loan a principal amount of $440 million, which term loan may be increased by up to an additional $250 million upon the satisfaction of certain conditions (the “Term B Loan,” and together with the Term A Loan, the “Term Loans”), and (iii) a five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100 million (the “Revolving Loans”). The Term Loans were used to finance the acquisition of the remaining 50% interest in Armkel not previously owned by Church & Dwight, pay amounts outstanding under Armkel’s principal credit facility of approximately $136 million and refinance Church & Dwight’s principal credit facility of approximately $194 million. The Revolving Loans, which are currently undrawn, are available for general corporate purposes. The obligations of Church & Dwight under the Credit Agreement are secured by substantially all of the assets of Church & Dwight and certain of its domestic subsidiaries. Those domestic subsidiaries have also guaranteed the loan obligations under the Credit Agreement. The Term Loans and the Revolving Loans bear interest under one of two rate options, selected by Church & Dwight, equal to either (i) a eurocurrency rate (adjusted for any reserve requirements) (“Eurocurrency Rate”) or (ii) the greater of the prime rate, the secondary market rate for three-month certificates of deposit (adjusted for any reserve requirements) plus 1%, or the federal funds effective rate plus 0.5% (“Alternate Base Rate”), plus (b) an applicable margin. The applicable margin is determined by Church & Dwight’s then current leverage ratio. At the closing date of the Credit Agreement, the applicable margin was (a) 1.75% for the Eurocurrency Rate and (b) 0.75% for the Alternate Base Rate.

As a result of the purchase of the Kelso interest in Armkel, LLC, the Company assumed $225 million of 9.5% subordinated notes (“Notes”) that were issued on August 28, 2001 at a discount and are due in 2009, with interest paid semi-annually on 2/15 and 8/15. The effective yield on the Notes is approximately 9.62%. The terms of the Notes provide for an optional prepayment of principal at a premium. The issue discount is being amortized using the effective interest method. The Notes are guaranteed by the parent company and certain of the Company’s domestic subsidiaries. The Notes contain various financial and non-financial covenants.

During July 2004, as a result of purchasing Kelso’s interest in Armkel, the Company amended its Accounts Receivable Securitization Agreement to increase the capacity that can be borrowed from $60 million to $100 million. The increase in borrowing was used to make a voluntary bank debt payment on August 4, 2004.

10. Goodwill, Tradenames and Other Intangible Assets

The following table discloses the carrying value of all intangible assets:

(In thousands)	July 2, 2004			December 31, 2003
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
Amortized intangible assets:
Tradenames	$77,257	$(10,356)	$66,901	$69,645	$(7,839)	$61,806
Formulas	21,781	(2,087)	19,694	6,281	(1,430)	4,851
Non Compete Agreement	1,143	(291)	852	1,143	(233)	910

Total	$100,181	$(12,734)	$87,447	$77,069	$(9,502)	$67,567

Unamortized intangible assets - Carrying value
Tradenames	$286,307			$51,807

Total	$286,307			$51,807

The changes in tradenames as compared to the values at December 31, 2003 are primarily due to the inclusion of tradenames owned by Armkel and the final valuation adjustments associated with the Unilever brands acquired in 2003.

The Armkel tradenames are currently valued at their book value as of May 28, 2004. An appraisal is currently in process.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The changes in the carrying amount of goodwill for the six months ended July 2, 2004 are as follows:

(In thousands)	Consumer	Specialty	Total
Balance December 31, 2003	$236,851	$22,593	$259,444
Tradename and fixed asset valuation adjustments	(4,600)	—	(4,600)
Book value of Armkel’s goodwill on day of acquisiton	205,156	—	205,156
Additional goodwill associated with Armkel purchase	101,886	—	101,886
Other	12	—	12

Balance July 2, 2004	$539,305	$22,593	$561,898

Intangible amortization expense amounted to $3.2 million for the six months of 2004 and $1.4 million for the same period of 2003. The estimated intangible amortization for each of the next five years is as follows (in millions):

2005	2006	2007	2008	2009
$10.2	$10.2	$7.3	$5.7	$5.7

11.	Comprehensive Income

The following table presents the Company’s Comprehensive Income for the three and six months ended July 2, 2004 and June 27, 2003:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Net Income	$19,573	$24,626	$49,479	$45,572
Other Comprehensive Income, net of tax:
Foreign exchange translation adjustments	2,036	3,502	2,197	4,374
Interest rate swap agreements	—	458	143	561
Company’s portion of Armkel’s Accumulated Other Comprehensive Income (Loss)	783	(219)	2,294	(1,867)

Comprehensive Income	$22,392	$28,367	$54,113	$48,640

12.	Investment in Del Labs Inc.

On July 2, 2004, the Company announced that it has agreed to invest $30 million in a company formed by Kelso, to acquire Del Laboratories, Inc. The Company’s investment will be substantially in the form of convertible preferred stock, and will represent about 20% of the equity financing. Kelso will provide the remaining equity, with the participation of Del’s existing management team.

As part of this transaction, the Company will have certain rights with respect to the Orajel brand, including an option to acquire the business after three years. In the event that the Company does not exercise this option, the Company will have the right, subject to certain conditions, to convert its preferred stock into a 20% interest in the common stock of the new Del company.

The Company expects the transaction to close in this year’s fourth quarter subject to regulatory, financing and other customary conditions and will use cash on hand to fund the transaction.

13.	Pension Disclosure

The following table presents the net periodic benefit cost for the Company’s Pension Plan and Post-retirement Plan for the three and six months ending July 2, 2004 and June 27, 2003.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pension Costs Three Months Ended		Pension Costs Six Months Ended
(In thousands)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Components of Net Periodic Benefit Cost:
Service cost	$225	$37	$226	$74
Interest cost	743	363	1,096	726
Expected return on plan assets	(681)	(315)	(997)	(630)
Amortization of prior service cost	1	1	2	2
Recognized actuarial (gain) or loss	127	75	250	150

Net periodic benefit cost	$415	$161	$577	$322

	Post-retirement Costs Three Months Ended		Post-retirement Costs Six Months Ended
(In thousands)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Components of Net Periodic Benefit Cost:
Service cost	$140	$84	$249	$168
Interest cost	246	204	462	408
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(20)	(20)	(40)	(40)
Recognized actuarial (gain) or loss	3	(22)	3	(44)

Net periodic benefit cost	$369	$246	$674	$492

The Company estimates it will be required to make a cash contribution to its pension plans of approximately $1.5 million during 2004. The contribution is $0.8 million higher than previously estimated due to the inclusion of Armkel’s pension plan.

14.	Subsequent Event

On August 6, 2004 the Company announced a 3 for 2 stock split and an increase in its cash dividend from the current annual pre split amount of $0.32 per share to $0.36 per share. On a post split basis, the annual dividend will be $0.24 per share. The shares resulting from the stock split and the increased dividend will be distributed on September 1, 2004 to stockholders of record at the close of business on August 16, 2004.

15.	Commitments, contingencies and guarantees

a.	In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits owned by each of the two partners in Wyoming. The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons.

b.	On January 17, 2002, a petition for appraisal, Cede & Co., Inc. and GAMCO Investors, Inc. v. Medpointe Healthcare Inc., Civil Action No. 19354, was filed in the Court of Chancery of the State of Delaware demanding a determination of the fair value of shares of Medpointe. The action was brought by purported former shareholders of Carter-Wallace in connection with the merger on September 28, 2001 of MCC Acquisition Sub Corporation with and into Carter-Wallace. The merged entity subsequently changed its name to Medpointe. The petitioners seek an appraisal of the fair value of their shares in accordance with Section 262 of the Delaware General Corporation Law. The matter was heard by the court on March 10 and 11, 2003, at which time the petitioners purportedly held approximately 2.3 million shares of Medpointe. An additional post-trial hearing was held on January 20, 2004 to address the valuation of the Company. On July 30, 2004 the Court issued a letter informing the parties that it had determined that the fair value of a share of Carter-Wallace on the Merger Date to be $24.47, and that interest at the annual rate of 6.74% compounded monthly should be added to the award. No opinion outlining the Court’s reasoning,

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

nor judgment order reflecting the Court’s ruling, has yet been entered, but the Court’s letter suggests that they will issue shortly. The Company, MedPointe and the indemnifying shareholders cannot determine whether they will appeal the Court’s decision until it has received and reviewed the Court’s opinion and judgment order.

Medpointe and certain former Carter-Wallace shareholders are party to an indemnification agreement pursuant to which such shareholders will be required to indemnify Medpointe from a portion of the damages, if any, suffered by Medpointe in relation to the exercise of appraisal rights by other former Carter-Wallace shareholders in the merger. Pursuant to the agreement, the shareholders have agreed to indemnify Medpointe for 40% of any Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) suffered by Medpointe in relation to the merger; provided that if the total amount of Appraisal Damages exceeds $33.3 million, then the indemnifying stockholders will indemnify Medpointe for 100% of any damages suffered in excess of that amount. The Company, in turn, is party to an agreement with Medpointe pursuant to which it has agreed to indemnify Medpointe and certain related parties against 60% of any Appraisal Damages for which Medpointe remains liable. The maximum liability to the Company pursuant to the indemnification agreement is $12 million. Pursuant to the indemnification agreement, the Company, as successor in interest to Armkel, would be obligated to pay approximately $3.9 million plus interest at a rate of 6.74% compounded monthly from the date of the merger, based on the court’s current determination.

On March 27, 2003, GAMCO Investors, Inc. filed another complaint in the New York Supreme Court seeking damages from MedPointe Healthcare Inc., the former directors of Carter-Wallace, and one of the former shareholders of Carter-Wallace. The complaint alleges breaches of fiduciary duty in connection with certain employment agreements with former Carter-Wallace executives, the sale of Carter Wallace’s consumer products business to the Company and the merger of MCC Acquisition Sub Corporation with and into Carter-Wallace. The complaint seeks monetary damages and equitable relief, including among other things, invalidation of the transactions. On May 21, 2004, the court dismissed certain of the plaintiffs claims. The Company has not been named as a defendant in this action and believes it has no liability.

c.	The Company’s distribution of condoms under the Trojan and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by the Company’s major competitors, contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance is uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. While awaiting further FDA guidance, the Company has implemented interim labeling revisions that caution against rectal use and more-than-once-a-day vaginal use of N-9-containing condoms, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the financial condition and operating results of the Company could suffer.

In March 2003, two members of the California Assembly introduced a non-binding resolution calling on FDA to ban condoms containing N-9. The proposed resolution was not brought to a vote since California could not legally ban an FDA approved medical device from marketing. Instead, the proposed resolution was announced at a public press release and retailers were asked voluntarily not to stock any condom containing N-9. Armkel, LLC had previously supplied the Assemblymen and the Assembly Speaker with information explaining why a ban would be inappropriate and outlining the interim labeling revisions and public information efforts the Company has implemented. While the resolution cannot be voted upon and passed and cannot be legally binding, publicity regarding the resolution could impair public perception of the product and adversely affect operating results of the Company.

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

e.	The Company has commitments to acquire approximately $21 million of raw material and packaging supplies from its vendors. The packaging supplies are in either a converted or non-converted status. This enables the Company to respond quickly to changes in customer orders/requirements.

f.	In connection with the purchase of Biovance Technologies, Inc, the Company was obligated to make guaranteed minimum payments of at least $3.0 million based upon operating performance of the acquired business for the years 2002 and 2003. The Company met this obligation by making a $3.4 million payment in February 2003 based upon 2002 results and recorded a liability of $3.2 million at December 31, 2003 based upon 2003 results. Both amounts were reflected as additional goodwill as they represented additional acquisition consideration. The Company paid the remaining obligation of $3.2 million during the first quarter of 2004.

g.	The Company has outstanding letters of credit of approximately $7.1 million with several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, a year’s worth of lease payments on a warehouse, and 200 days of interest on the Industrial Revenue Bond borrowing.

h.	Surety/performance bonds were established for construction of the Company’s headquarters addition in Princeton, NJ and for construction activities at the Company’s North Brunswick, NJ plant for approximately $0.6 million.

i.	In connection with the acquisition of the oral care brands from Unilever, the Company will make additional performance-based payments of a minimum of $5 million and a maximum of $12 million over the eight year period following the date of acquisition. All payments will be accounted for as additional purchase price. The Company paid approximately $1.3 million in 2004 based upon 2003 operating performance.

j.	In 2002, the Company signed a technology licensing agreement relating to one of the Company’s personal care products pursuant to which the Company is committed to pay a minimum amount of $0.8 million in 2004 and 2005. Commencing December 31, 2004, the agreement can be cancelled by the Company with one years’ written notice.

k.	The Company has a $1.8 million guarantee with the New Jersey Department of Environmental Protection for a performance based obligation for estimated environmental remediation costs at its Cranbury, New Jersey facility.

l.	The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.

16.	Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment for the second quarter and six month periods of 2004 compared to the second quarter and six month periods of 2003. With the acquisition of the remaining 50% interest in Armkel that the Company did not previously own from affiliates of Kelso on May 28, 2004, and Armkel’s subsequent merger with the Company, the results of operations of the former Armkel business are consolidated in the accompanying financial statements from the date of acquisition.

Consolidated Results

Net Sales

Net sales for the quarter increased by $84.5 million or 33.0% to $340.8 million, as compared to $256.3 million in the previous year’s second quarter. Of the increase, $43.5 million reflects sales of products formerly owned by Armkel and included in Company sales as a result of the acquisition of Kelso’s interest in Armkel late in the second quarter and $28.1 million reflects sales resulting from the acquisition of the former Unilever oral care business in the latter part of 2003. Other increases included the reversal of prior year promotion accruals of $2.7 million as a result of a change in estimate and favorable foreign exchange rates of $0.9 million. For the six month period, net sales increased $132.2 million or 26.2% to $636.8 million. The primary reasons for the sales increase are the sales of products formerly owned by Armkel described above, and sales of $58.1 resulting from the acquisition of the Unilever oral care business. Sales also increased due to favorable foreign exchange rates of $2.7 million, the reversal of the previously mentioned prior year promotion reserve and the effect of six extra days in the first quarter of this year as a result of the Company’s fiscal quarter calendar.

Operating Costs

The Company’s gross margin in the current quarter increased to 35.1% from 31.1% in the prior year. The increase is in large part a result of the products formerly owned by Armkel and the oral care business acquired from Unilever as these products carry a higher gross profit margin than existing Company products. The margin was also impacted by the effect on the second quarter of 2004 of the Armkel acquisition related inventory step up charge of $4.1 million, a plant impairment charge of $1.5 million and the reversal of the previously mentioned prior year promotion reserves. Gross margin for the six month period was 34.0% as compared to 30.4% for the six month period of 2003. The reasons for the improvement are consistent with those affecting the current quarter.

Marketing expenses in the current quarter increased by $9.8 million to $36.1 million as compared to the same period of 2003 primarily as a result of both the Armkel and Unilever oral care business acquisitions. Marketing expenses for the Company’s existing product lines were essentially unchanged. For the six month period, marketing expenses of $60.3 million were $17.1 million higher than in 2003 for the same reasons as referenced above, as well as an increase in advertising expenses in support of certain household deodorizing and oral care products.

Selling, general and administrative expenses (“SG&A”) in the current quarter increased $13.9 million as compared to the same period last year. This is a result of costs associated with the Armkel business, higher brokerage commission fees as a result of higher sales, tradename amortization expenses associated with the acquired oral care business, increased performance-based compensation costs, an increase in information systems spending and costs to comply with certain provisions of the Sarbanes-Oxley Act of 2002 and related regulations. SG&A costs for the six month period increased $19.7 million as compared to 2003 for the same reasons as described above with regard to the second quarter increase.

Other Income and Expenses

The decrease in equity in earnings of affiliates of $9.7 million in the current quarter as compared to the year ago period was almost entirely due to the Company’s acquisition of Kelso’s interest in Armkel on May 28, 2004. Armkel’s net income for the two months ended May 28, 2004 was reduced as a result of an international tradename impairment charge of approximately $3.2 million (net of tax). The impact to the Company was a reduction of earnings in equity of affiliates of approximately $1.6 million. Armkel’s second quarter 2003 results were positively

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

impacted by a litigation settlement, partially offset by an impairment of an asset held for sale. The combined results of other equity investments, Armand Products Company (“Armand”) and The Armakleen Company (“Armakleen”), slightly increased. For the six month period the decrease in equity in earnings of affiliates of $8.1 million is primarily due to the reasons noted for the second quarter.

Other income and expense in 2004 results from a gain on the sale of a warehouse by one of our Canadian subsidiaries and in 2003 reflect foreign exchange gains by the Company’s Brazilian subsidiary.

Interest expense increased in the quarter and the six month period as a result of the interest associated with the assumption of the $225 million principal amount of Armkel’s 9.5% Senior Subordinated Notes, the increase in debt required to purchase Kelso’s interest in Armkel, and to purchase the Unilever oral care business in late 2003, partially offset by the settlement of the Company’s remaining fixed rate interest rate swap contracts in the first quarter of 2004.

Taxation

The tax rate for the six month period was 33.2% as compared to 30.8% for the same period of last year. Last year’s tax rate reflected the settlement of a state tax dispute offset by a higher state tax rate and taxes associated with Armkel’s sale of its Italian subsidiary which helped to depress the tax rate. The current year rate was impacted favorably by an amended prior year tax return relating to the Company’s research and development tax credit.

Segment results

As a result of purchasing Kelso’s interest in Armkel, the Company has redefined its operating segments. These segments are based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Domestic Consumer, International Consumer, and Specialty Products Division (“SPD”).

Segment revenues are derived from the sale of the following products:

Segment	Products
Domestic Consumer	Deodorizing and cleaning, laundry, and personal care products
International Consumer	Primarily personal care products
SPD	Specialty chemical products

The domestic results of the acquired Armkel business since May 29, 2004 are included in the Domestic Consumer segment and its international subsidiaries (in addition to the Company’s existing consumer international subsidiary) comprise the International Consumer segment. There has been no change to the SPD segment. There are no material intersegment sales. The earnings in equity of affiliates of Armkel’s domestic and international results are included in the Consumer Domestic and Consumer International segments, respectively. The earnings in equity of affiliates of Armand Products and the Armakleen Company are included in the SPD segment. Prior to purchasing Kelso’s interest in Armkel, the Company’s segments were: Church & Dwight Consumer, Armkel, Church & Dwight SPD and Other Equity Affiliates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Segment sales and income before taxes and minority interest for the second quarter and six month period of 2004 and 2003 are as follows:

(in thousands)	Consumer Domestic	Consumer Intern’l	SPD	Total
Net Sales
Second Quarter 2004	$258,867	$28,854	$53,064	$340,785
Second Quarter 2003	200,246	9,246	46,771	256,263

2004 Year to Date	494,922	37,881	103,973	636,776
2003 Year to Date	396,618	17,150	90,793	504,561

Income Before Taxes and Minority Interest (1)
Second Quarter 2004	20,635	3,841	4,989	29,465
Second Quarter 2003	25,582	2,560	5,682	33,824

2004 Year to Date	54,183	8,774	11,150	74,107
2003 Year to Date	50,104	6,277	9,505	65,886

(1)	In determining Income Before Taxes and Minority Interest, Interest Expense, Interest Income, Loss on Early Extinguishment of Debt and Other Income (expense) were allocated to the segments based upon each segments relative Operating Profit.

Domestic Consumer

For the second quarter of 2004, Domestic Consumer Net Sales increased $58.6 million or 29.3% to $258.9 million. The increase included June 2004 sales of $23.6 million sales associated with the domestic results of the former Armkel business, $27.7 million of sales associated with the fourth quarter 2003 acquisition of the oral care brands from Unilever and the reversal of $2.7 million of prior year promotion reserves due to a change in estimate. At the product line level, Deodorizing and Laundry products net sales were higher than last year and existing personal care products were unchanged. At the brand level, sales of Arm & Hammer and Xtra liquid laundry detergent, Arm & Hammer Baking Soda, Arm & Hammer Super Scoop and Arm & Hammer dentifrice products were higher than last year while Arm & Hammer powder laundry detergent, Arrid and Arm & Hammer Ultramax Deodorant and Antiperspirant were lower.

For the six month period, net sales increased $98.3 million or 24.8% to $494.9 million. The primary reasons for the increase are $56.9 million of sales resulting from the acquisition of the Unilever oral care business in late 2003 and the other items noted that affected the second quarter. The six month period was also affected by six extra days in the first quarter of this year as a result of the Company’s first quarter calendar.

Domestic Consumer Income before Taxes and Minority Interest for the current quarter decreased $4.9 million to $20.6 million mainly due to its allocation of the deferred financing cost write-off of $6.2 million, higher allocated interest expense and lower earnings in equity of affiliates, which, in 2003 reflected the proceeds of a litigation settlement. The current quarter of 2004 was positively impacted by the results from the former Armkel business (despite the impact of the inventory step up charge of $3.4 million) and the contribution from the acquired Unilever brands.

For the six month period, Income before Taxes and Minority Interest increased $4.0 million to $54.2 million as a result of the items affecting second quarter results and the first quarter impact of the former Unilever brands and lower promotion related expenses affecting net sales.

Consumer International

Consumer International net sales for the current quarter as compared to the same period of last year increased $19.6 million to $28.9 million and for the six month period increased $20.7 million to $37.9 million as a result of the inclusion of the former Armkel subsidiaries results since the acquisition and the effect of favorable foreign exchange.

Income before Taxes and Minority Interest increased $1.3 million in the current quarter to $3.8 million and increased $2.5 million to $8.8 million for the six month period as a result of the inclusion of the former Armkel subsidiaries results since the acquisition (despite the impact of the inventory step up charge of $0.7 million). This increase was partially offset by the higher interest expense and the $0.7 million allocation of the deferred financing cost write-off.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Specialty Products

Specialty Products Net Sales grew $6.3 million or 13.5% to $53.1 million in the current quarter, as a result of favorable foreign exchange, and higher sales of Animal Nutrition and Specialty Chemicals. For the six month period, net sales increased $13.2 million or 14.5% to $104.0 million for the same reason affecting the current quarter.

Specialty Products Income before Taxes and Minority Interest decreased by $0.7 million to $5.0 million as a result of higher gross profit of $1.6 million due to higher sales, partially offset by higher manufacturing costs in certain animal nutrition products, particularly a palm oil derivative. The increase in gross profit was more than offset by slightly higher marketing costs and an allocation of higher interest expense and the deferred financing write-off. For the six month period, Income before Taxes and Minority Interest increased $1.6 million. A gross profit increase of $4.3 million due to the extra shipping days in the first quarter and higher sales were also partially offset by higher manufacturing costs in certain animal nutrition products. The increase in gross profit was partially offset by higher marketing costs, SG&A costs and an allocation of the higher interest expense and deferred financing write-off.

Liquidity and Capital Resources

The Company had outstanding total debt of $932.8 million and cash of $119.6 million, for net debt position of $813.2 million at July 2, 2004. This compares to total debt of $397.0 million and net debt of $321.4 million at December 31, 2003. The reason for the increase of total debt since December 31, 2003 is due to the Company’s assumption of $225 million principal amount of Armkel’s 9.5% Senior Subordinated Notes due 2009, its bank debt of approximately $135 million and additional amounts borrowed in connection with the acquisition of Kelso’s interest in Armkel, LLC of approximately $210 million. This accounts for an increase of $570 million, which was partially offset by debt repayments of approximately $37 million.

The Company entered into an amended and restated credit agreement (the “Credit Agreement”) with several banks and other financial institutions, The Bank of Nova Scotia, Fleet National Bank and National City Bank, each as a documentation agent, Citicorp North America, Inc., as syndication agent, and J.P. Morgan Chase Bank, as administrative agent. The Credit Agreement provides for (i) a five year term loan in a principal amount of $100 million (the “Term A Loan”), (ii) a seven year term loan a principal amount of $440 million, which term loan may be increased by up to an additional $250 million upon the satisfaction of certain conditions (the “Term B Loan,” and together with the Term A Loan, the “Term Loans”), and (iii) a five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100 million (the “Revolving Loans”). The Term Loans were used to finance the acquisition of the remaining 50% interest in Armkel not previously owned by Church & Dwight, pay amounts outstanding under Armkel’s principal credit facility of approximately $136 million and refinance Church & Dwight’s principal credit facility of approximately $194 million. The Revolving Loans, which are currently undrawn, are available for general corporate purposes. The obligations of Church & Dwight under the Credit Agreement are secured by substantially all of the assets of Church & Dwight and certain of its domestic subsidiaries. Those domestic subsidiaries have also guaranteed the loan obligations under the Credit Agreement. The Term Loans and the Revolving Loans bear interest under one of two rate options, selected by Church & Dwight, equal to either (i) a eurocurrency rate (adjusted for any reserve requirements) (“Eurocurrency Rate”) or (ii) the greater of the prime rate, the secondary market rate for three-month certificates of deposit (adjusted for any reserve requirements) plus 1%, or the federal funds effective rate plus 0.5% (“Alternate Base Rate”), plus (b) an applicable margin. The applicable margin is determined by Church & Dwight’s then current leverage ratio. At the closing date of the Credit Agreement, the applicable margin was (a) 1.75% for the Eurocurrency Rate and (b) 0.75% for the Alternate Base Rate.

The principal debt payments required to be made are as follows:

(In thousands)
2004	$9,520
2005	72,957
2006	22,939
2007	30,067
2008 and subsequent	797,364

$932,847

During July 2004, as a result of purchasing Kelso’s interest in Armkel, the Company amended its Accounts Receivable Securitization Agreement to increase the capacity that can be borrowed from $60 million to $100 million. The increase in borrowing was used to make a voluntary bank debt payment on August 4, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility and management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was approximately $106.6 million for the first half of 2004. The leverage ratio (total debt to Adjusted EBITDA) for the 12 months ended July 2, 2004 which, under the loan agreement, permits the inclusion of Armkel’s EBITDA for pro forma purposes was approximately 3.42 versus the agreement’s maximum 4.25, and the interest coverage ratio(Adjusted EBITDA to total interest expense) was approximately 7.85 versus the agreement’s minimum of 3.0. This credit facility is secured by a blanket lien on all of the Company’s assets. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA is as follows (in thousands):

Net Cash Provided by Operating Activities	$78,199
Interest Expense	11,550
Current Income Tax Provision	15,006
Distributions from Affiliates	2,719
Change in Working Capital and Other Liabilities	(3,500)
Investment Income	(839)
Deferred Financing Write-off	7,995
Other	(4,483)

Adjusted EBITDA (per loan agreement)	$106,647

Net Cash Used in Investing Activities	$(205,481)

Net Cash Provided by Financing Activities	$171,209

During the first half of 2004, cash flow from operating activities was $78.2 million. Major factors affecting cash flow from operating activities included operating earnings before non-cash charges for depreciation and amortization, the write-off of deferred financing costs and a decrease in working capital. Operating cash flow, together with an increase in bank debt, distributions from affiliates, proceeds from stock option exercises and existing cash, were used to fund the purchase of Kelso’s interest in Armkel, additions to property, plant and equipment, payment of dividends and debt repayments.

On July 2, 2004, the Company announced that it has agreed to invest $30 million in a company formed by Kelso & Company, a private equity group, to acquire Del Laboratories, Inc. The Company’s investment will be substantially in the form of convertible preferred stock, and will represent about 20% of the equity financing. Kelso & Company, New York, will provide the remaining equity, with the participation of Del’s existing management team.

As part of this transaction, the Company will have certain rights with respect to the Orajel brand, including an option to acquire the business after three years. In the event that the Company does not exercise this option, the Company will have the right, subject to certain conditions, to convert its preferred stock into a 20% interest in the common stock of the new Del company.

The Company expects the transaction to close in this year’s fourth quarter subject to regulatory, financing and other customary conditions and will use cash on hand to fund the transaction.

Recent Accounting Pronouncements

In August 2003, the Company issued $100 million of 5.25% convertible senior debentures that may be converted in shares of the Company’s common stock prior to maturity at an initial conversion price of approximately $46.50 per share, subject to adjustment in certain circumstances. Because of the inclusion of the restricted convertibility feature of the debentures, the Company’s diluted net income per common share does not give effect to the dilution from the conversion of the debentures until the Company’s share price exceeds 120% of the initial conversion price.

A proposed change in accounting rules for reporting contingently convertible debt (“Co-cos”) could have a dilutive effect on Earnings Per Share (EPS). The tentative consensus reached by the Financial Accounting Standards Board’s

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

(FASB’s) Emerging Issues Task Force (EITF) at its July 1, 2004 meeting (“EITF Issue 04-8: The Effect of Contingently Convertible Debt on Diluted Earnings per Share”) would require Co-Cos to be treated for diluted EPS purposes as if converted from debt to equity, beginning with the date the contingently convertible debt instrument is initially issued, even if the triggering events (such as stock price) have not yet occurred. The effective date would be reporting periods ending on or after December 15, 2004 and prior period EPS amounts presented for comparative purposes, would have to be restated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have not been any material changes during the six month period ended July 2, 2004. For further information, please refer to the Company’s December 31, 2003 Annual Report on Form 10-K.

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

b.	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements relating, among others, to short- and long-term financial objectives, sales and earnings growth, gross margin, earnings per share, non-cash accounting charges, the integration of the oral care brands acquired from Unilever in 2003, the effects of the Company’s acquisition of the remaining 50% interest in Armkel, the merger and integration of Armkel, and financial forecasts. These statements represent the intentions, plans, expectations and beliefs of Church & Dwight, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, the financial condition of major customers, and the integration of Armkel. With regard to the new product introductions referred to in this report, there is particular uncertainty related to trade, competitive and consumer reactions. Other factors are described in Church & Dwight’s quarterly and annual reports filed with the SEC.

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

On May 7, 2004, a report on Form 8-K was furnished, providing information responsive to Item 5 relating to a press release that the Company issued relating to preliminary earnings for the quarter ended April 2, 2004, and also its intent to purchase Kelso’s 50% interest in Armkel, LLC.

On May 11, 2004, a report on Form 8-K was furnished, providing information responsive to Items 12 and 9 relating to a press release that the Company issued relating to earnings for the quarter ended April 2, 2004.

On June 1, 2004, a report on Form 8-K was furnished, providing information responsive to Items 5 and 7 relating to a press release that the Company issued relating to the completion of its previously announced acquisition of the 50% interest in Armkel, LLC that it did not previously own from affiliates of Kelso & Company.

On June 7, 2004, a report on Form 8-K was furnished, providing information responsive to Items 2 and 7 relating to the Church & Dwight Co., Inc. acquisition of the 50% interest in Armkel, LLC that it did not previously own from affiliates of Kelso & Company, effected through Church & Dwight’s acquisition from Kelso Blockers Holdings, LLC, an affiliate of Kelso & Company, of all of the issued and outstanding shares of capital stock of several that collectively owned all of the outstanding ownership interests in Kelso Protection Ventures, LLC.

On June 28, 2004, a report on Form 8-K/A was furnished, amending a report on Form 8-K filed on June 7, 2004, providing additional information responsive to Item 7 relating to a press release that the Company issued relating to the purchase of the 50% interest in Armkel, LLC that it did not previously own from affiliates of Kelso & Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE: August 11, 2004	/s/ Zvi Eiref
ZVI EIREF
VICE PRESIDENT FINANCE

DATE: August 11, 2004	/s/ Gary P. Halker
GARY P. HALKER
VICE PRESIDENT FINANCE AND TREASURER

EXHIBITS

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1)	Certification of the Chief Executive Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.