Form 10-Q
period 2004-10-01
CHURCH & DWIGHT CO INC /DE/
filed 2004-11-10
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

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

As of November 5, 2004, there were 62,379,765 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003
Net Sales	$420,310	$265,566	$1,057,086	$770,127
Cost of sales	259,721	185,024	680,259	536,178

Gross Profit	160,589	80,542	376,827	233,949
Marketing expense	51,019	22,905	111,325	66,136
Selling, general and administrative expenses	56,169	28,763	132,213	85,109

Income from Operations	53,401	28,874	133,289	82,704
Equity in earnings of affiliates	1,143	5,164	13,759	25,844
Investment earnings	860	256	1,699	910
Loss on early extinguishment of debt	—	—	(7,995)	—
Other income (expense), net	551	(83)	860	534
Interest expense	(17,786)	(4,821)	(29,336)	(14,716)

Income before taxes and minority interest	38,169	29,390	112,276	95,276
Income taxes	10,764	9,861	35,379	30,160
Minority interest	4	7	17	22

Net Income	27,401	19,522	76,880	65,094
Retained earnings at beginning of period	478,603	406,748	435,677	367,211

	506,004	426,270	512,557	432,205
Dividends paid	3,708	3,223	10,261	9,258

Retained earnings at end of period	$502,296	$423,047	$502,296	$423,047

Weighted average shares outstanding - Basic	62,005	60,477	61,641	60,198

Weighted average shares outstanding - Diluted	64,935	63,372	64,754	63,087

Earnings Per Share:

Net income per share - Basic	$0.44	$0.32	$1.25	$1.08

Net income per share - Diluted	$0.42	$0.31	$1.19	$1.03

Dividends Per Share	$0.06	$0.05	$0.17	$0.15

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	Oct. 1, 2004	Dec. 31, 2003
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$145,440	$75,634
Accounts receivable, less allowances of $3,176 and $1,969	198,141	107,553
Inventories	152,666	84,176
Deferred income taxes	10,285	14,109
Note receivable – current	1,015	942
Net assets held for sale	11,000	—
Prepaid expenses	8,231	6,808

Total Current Assets	526,778	289,222

Property, Plant and Equipment (Net)	330,827	258,010
Note Receivable	7,751	8,766
Equity Investment in Affiliates	13,223	152,575
Long-term Supply Contracts	5,078	5,668
Tradenames and Other Intangibles	372,444	119,374
Goodwill	565,573	259,444
Other Assets	43,705	26,558

Total Assets	$1,865,379	$1,119,617

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$105,210	$62,337
Accounts payable and accrued expenses	249,087	148,958
Current portion of long-term debt	6,948	3,560
Income taxes payable	17,193	17,199

Total current liabilities	378,438	232,054

Long-term Debt	789,676	331,149
Deferred Income Taxes	80,460	61,000
Deferred and Other Long Term Liabilities	66,242	40,723
Postretirement and Postemployment Benefits	18,571	15,900
Minority Interest	284	297
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value Authorized 100,000,000 shares, issued 69,991,482 shares	69,991	46,661
Additional paid-in capital	39,598	51,212
Retained earnings	502,296	435,677
Accumulated other comprehensive (loss)	(7,941)	(13,962)

	603,944	519,588
Common stock in treasury, at cost:
7,637,954 shares in 2004 and 8,812,445 shares in 2003	(72,236)	(81,094)

Total Stockholders’ Equity	531,708	438,494

Total Liabilities and Stockholders’ Equity	$1,865,379	$1,119,617

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
(Dollars in thousands)	Oct 1, 2004	Sept. 26, 2003
Cash Flow From Operating Activities
Net Income	$76,880	$65,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	28,891	22,300
Equity in earnings of affiliates	(13,759)	(25,844)
Deferred income taxes	13,209	10,120
Plant impairment charge and other asset write-offs	2,208	—
Net loss on early extinguishment of debt	7,995	—
Other	(138)	26
Change in assets and liabilities:
Decrease in accounts receivable	6,725	10
(Increase) decrease in inventories	(1,527)	5,511
Decrease in prepaid expenses	2,183	1,615
Increase (decrease) in accounts payable	16,953	(11,947)
Increase in income taxes payable	4,177	11,221
Decrease in other liabilities	166	752

Net Cash Provided By Operating Activities	143,963	78,858

Cash Flow From Investing Activities
Additions to property, plant and equipment	(22,364)	(22,474)
Armkel acquisition (net of cash acquired)	(194,375)	—
Proceeds from note receivable	942	870
Distributions from affiliates	4,301	3,629
Contingent acquisition payments	(5,068)	(3,424)
Other long-term assets	(1,615)	(1,440)
Proceeds from sale of fixed assets	1,131	—

Net Cash Used In Investing Activities	(217,048)	(22,839)

Cash Flow From Financing Activities
Long-term debt borrowing	540,000	100,000
Long-term debt (repayment)	(436,896)	(208,438)
Short-term debt borrowing	43,700	60,000
Short-term debt (repayment)	(1,689)	(2,469)
Proceeds from stock options exercised	10,885	7,118
Payment of cash dividends	(10,261)	(9,258)
Deferred financing costs	(3,662)	(3,442)

Net Cash Provided by (Used In) Financing Activities	142,077	(56,489)
Effect of exchange rate changes on cash and cash equivalents	814	864

Net Change In Cash and Cash Equivalents	69,806	394
Cash And Cash Equivalents At Beginning Of Year	75,634	76,302

Cash And Cash Equivalents At End Of Period	$145,440	$76,696

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$902,146	$—
Cash paid and investment in and receivable from Armkel	416,514	—

Liabilities assumed	$485,632	$—

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of October 1, 2004, the consolidated statements of income and retained earnings for the three and nine months ended October 1, 2004 and September 26, 2003 and the consolidated statements of cash flow for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at October 1, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the period ended October 1, 2004 are not necessarily indicative of the operating results for the full year.

On May 28, 2004, the Company completed the previously announced purchase of the remaining 50% ownership interest of Armkel, LLC (“Armkel”) from affiliates of Kelso & Company (“Kelso interest”) for a purchase price of $253.7 million plus fees and Armkel was merged into the Company. Results of operations for the business are included in the Company’s consolidated financial statements from May 29, 2004.

Quarterly periods are based on a 4-4-5 methodology. As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could be a partial or expanded week.

2. Inventories consist of the following:

(In thousands)	Oct. 1, 2004	Dec. 31, 2003
Raw materials and supplies	$44,997	$26,205
Work in process	7,405	204
Finished goods	100,264	57,767

	$152,666	$84,176

3. Property, Plant and Equipment consist of the following:

(In thousands)	Oct. 1, 2004	Dec. 31, 2003
Land	$13,649	$6,165
Buildings and improvements	132,680	109,860
Machinery and equipment	339,098	295,255
Office equipment and other assets	33,783	27,753
Software	17,830	12,459
Mineral rights	583	571
Construction in progress	18,490	9,574

	556,113	461,637
Less accumulated depreciation, depletion and amortization	225,286	203,627

Net Property, Plant and Equipment	$330,827	$258,010

In the second quarter of 2004 the Company recorded a plant impairment charge of $1.5 million, which was recorded as cost of sales in the Consumer Domestic segment, as the value could not be supported by projected cash flows.

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

	Three Months Ended		Nine Months Ended
(In thousands)	Oct. 1, 2004	Sept 26, 2003	Oct. 1, 2004	Sept. 26, 2003
Basic	62,005	60,477	61,641	60,198
Dilutive effect of stock options	2,930	2,895	3,113	2,889

Diluted	64,935	63,372	64,754	63,087

Anti-dilutive stock options outstanding	86	842	888	1,616

On August 6, 2004 the Company announced a 3 for 2 stock split. The shares resulting from the stock split were distributed on September 1, 2004 to stockholders of record at the close of business on August 16, 2004. All share and per share information in this report reflects the impact of the stock split.

In August 2003, the Company issued $100 million of 5.25% convertible senior debentures that may be converted into shares of the Company’s common stock prior to maturity at a conversion price of approximately $31.00 per share, subject to adjustment in certain circumstances. Because of the inclusion of a contingent convertibility feature of the debentures, the Company’s diluted net income per common share does not give effect to the dilution from the conversion of the debentures until the Company’s share price exceeds 120% of the initial conversion price or the occurrence of other specified events.

The Emerging Issues Task Force (EITF) concluded in EITF Issue 04-8: The Effect of Contingently Convertible Debt on Diluted Earnings per Share that contingently convertible debt (“Co-Cos”) be treated for diluted EPS purposes as if converted from debt to equity, beginning with the date the contingently convertible debt instrument is initially issued, even if the triggering events (such as stock price) have not yet occurred. The effective date would be reporting periods ending on or after December 15, 2004 and prior period EPS amounts presented for comparative purposes, would have to be restated.

The change in accounting rules for reporting Co-Cos will have an estimated $0.02 dilutive effect on earnings per share in 2004.

5. Stock-Based Compensation

The Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, rather than the fair-value based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”. In connection with purchasing Kelso’s interest in Armkel, the Company paid cash and issued options to purchase 97,500 shares of Company common stock at an exercise price of $22.88 per share to certain executives under the Equity Appreciation Rights Plan (“EAR Plan”). The unvested portion of the EAR Plan options is being amortized over a two year vesting period and is recognized as expense as vesting occurs. In 2004, the amount recognized as expense for the stock options granted under the EAR Plan was $0.17 million for the third quarter and was $0.23 million for the nine months ended October 1, 2004.

During 2004, options to purchase approximately 900 thousand shares of Company common stock were granted at an average fair value of $10.58 per share.

The Company’s pro forma net income and pro forma net income per share for the third quarter of 2004 and 2003, determined as if the Company had adopted the fair value method of SFAS 123, are as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except for per share data)	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003
Net Income
As reported	$27,401	$19,522	$76,880	$65,094
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	172	—	229	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,272)	(1,043)	(3,381)	(2,862)

Pro forma	$26,301	$18,479	$73,728	$62,232

Net Income per Share: basic
As reported	$0.44	$0.32	$1.25	$1.08
Pro forma	$0.42	$0.30	$1.19	$1.03
Net Income per Share: diluted
As reported	$0.42	$0.31	$1.19	$1.03
Pro forma	$0.40	$0.29	$1.13	$0.98

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Segment Information

As a result of purchasing the Kelso interest, the Company has redefined its operating segments. These segments are based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Consumer Domestic, Consumer International, and Specialty Products Division (“SPD”).

Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Deodorizing and cleaning, laundry, and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

The domestic results of the acquired Armkel business since May 29, 2004 are included in the Consumer Domestic segment and Armkel’s former international subsidiaries (in addition to the Company’s existing international consumer subsidiary) comprise the Consumer International segment. There has been no change to the SPD segment. The Company’s earnings, prior to its acquisition of Kelso’s interest in Armkel, attributable to the Company’s equity investment in Armkel’s domestic and international operations are included in Income Before Taxes and Minority Interest of the Consumer Domestic and Consumer International segments, respectively. The Company’s earnings attributable to its equity investment in Armand Products and The Armakleen Company are included in Income Before Taxes and Minority Interest of the Corporate segment. Prior to purchasing Kelso’s interest in Armkel, the Company’s segments were: Church & Dwight Consumer, Armkel, Church & Dwight SPD, and Other Equity Affiliates. All prior periods have been conformed to the new segment presentation.

Segment sales and income before taxes and minority interest for the third quarter and nine month periods of 2004 and 2003 and total segment assets as of October 1, 2004 and December 31, 2003 are as follows:

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
Third Quarter 2004	$299,285	$69,890	$51,135	—	$420,310
Third Quarter 2003	208,604	9,812	47,150	—	265,566

2004 Year to Date	794,205	107,773	155,108	—	1,057,086
2003 Year to Date	605,223	26,961	137,943	—	770,127

Income Before Taxes and Minority Interest (1)
Third Quarter 2004	28,237	4,922	3,866	1,144	38,169
Third Quarter 2003	22,305	2,760	3,642	683	29,390

2004 Year to Date	82,365	13,865	13,063	2,983	112,276
2003 Year to Date	72,413	9,037	11,332	2,494	95,276

Total Assets
October 1, 2004	$1,368,932	$263,941	$166,621	$65,886	$1,865,380
December 31, 2003	$841,036	$50,868	$166,953	$60,760	$1,119,617

(1)	In determining Income Before Taxes and Minority Interest, Interest Expense, Interest Income, Loss on Early Extinguishment of Debt and Other Income (expense) were allocated to the segments based upon each segments’ relative Operating Profit.

The Company’s net sales and total assets changed significantly since December 31, 2003 as a result of the consolidation of the operations and the assets associated with the former Armkel business.

The following table shows product line revenues from external customers for the three and nine months ended October 1, 2004 and September 26, 2003:

	Three Months Ended		Nine Months Ended
(In thousands)	Oct. 1, 2004	Sept 26, 2003	Oct. 1, 2004	Sept. 26, 2003
Deodorizing Products	$68,824	$61,337	$194,489	$175,663
Laundry Products	105,846	105,536	315,109	304,344
Personal Care Products	124,615	41,731	284,607	125,216

Total Consumer Domestic	299,285	208,604	794,205	605,223
Total Consumer International	69,890	9,812	107,773	26,961
Total SPD	51,135	47,150	155,108	137,943

Total Consolidated Net Sales	$420,310	$265,566	$1,057,086	$770,127

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The 9 1/2 % senior subordinated notes due 2009 assumed by the Company as a result of Armkel’s merger into the Company are fully and unconditionally guaranteed by Church & Dwight Co., Inc. and certain domestic subsidiaries of the Company on a joint and several basis.

Supplemental information for condensed consolidated balance sheets at October 1, 2004 and December 31, 2003, condensed consolidated income statements for the three and nine months ended October 1, 2004 and September 26, 2003, and condensed consolidated statements of cash flows for the nine-month periods ended October 1, 2004 and September 26, 2003 is summarized as follows (amounts in thousands):

Statements of Income

	For The Three Months Ended October 1, 2004
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$346,653	$80,842	$(7,185)	$420,310
Cost of sales	220,293	46,613	(7,185)	259,721

Gross profit	126,360	34,229	—	160,589
Operating expenses	81,600	25,588	—	107,188

Income from operations	44,760	8,641	—	53,401
Equity in earnings of affiliates	1,143	—	—	1,143
Investment earnings	537	323	—	860
Intercompany income (expense)	121	(121)	—	—
Other income (expense)	(362)	913	—	551
Interest expense	(16,753)	(1,033)	—	(17,786)

Income before taxes	29,446	8,723	—	38,169
Income taxes	8,195	2,569	—	10,764
Minority interest	4	—	—	4

Net Income	$21,247	$6,154	$—	$27,401

Statements of Income

	For The Three Months Ended September 26, 2003
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$250,197	$19,836	$(4,467)	$265,566
Cost of sales	174,455	15,036	(4,467)	185,024

Gross profit	75,742	4,800	—	80,542
Operating expenses	49,903	1,765	—	51,668

Income from operations	25,839	3,035	—	28,874
Equity in earnings of affiliates	5,164	—	—	5,164
Investment earnings	208	48	—	256
Intercompany income (expense)	(889)	889	—	—
Other income (expense)	(19)	(64)	—	(83)
Interest expense	(4,240)	(581)	—	(4,821)

Income before taxes	26,063	3,327	—	29,390
Income taxes	8,945	916	—	9,861
Minority interest	7	—	—	7

Net Income	$17,111	$2,411	$—	$19,522

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Statements of Income

	For The Nine Months Ended October 1, 2004
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$930,367	$144,535	$(17,816)	$1,057,086
Cost of sales	608,775	89,300	(17,816)	680,259

Gross profit	321,592	55,235	—	376,827
Operating expenses	204,535	39,003	—	243,538

Income from operations	117,057	16,232	—	133,289
Equity in earnings of affiliates	13,759	—	—	13,759
Investment earnings	1,211	488	—	1,699
Intercompany income (expense)	(673)	673	—	—
Other income (expense)	(8,007)	872	—	(7,135)
Interest expense	(27,270)	(2,066)	—	(29,336)

Income before taxes	96,077	16,199	—	112,276
Income taxes	30,572	4,807	—	35,379
Minority interest	17	—	—	17

Net Income	$65,488	$11,392	$—	$76,880

Statements of Income

	For The Nine Months Ended September 26, 2003
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$725,363	$58,410	$(13,646)	$770,127
Cost of sales	504,176	45,648	(13,646)	536,178

Gross profit	221,187	12,762	—	233,949
Operating expenses	144,453	6,792	—	151,245

Income from operations	76,734	5,970	—	82,704
Equity in earnings of affiliates	25,844	—	—	25,844
Investment earnings	845	65	—	910
Intercompany income (expense)	(2,537)	2,537	—	—
Other income (expense)	172	362	—	534
Interest expense	(13,011)	(1,705)	—	(14,716)

Income before taxes	88,047	7,229	—	95,276
Income taxes	28,128	2,032	—	30,160
Minority interest	22	—	—	22

Net Income	$59,897	$5,197	$—	$65,094

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Balance Sheet

	October 1, 2004
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Current Assets
Cash and cash equivalents	$93,992	$51,448	$—	$145,440
Accounts receivable (net of allowances)	3,335	194,806	—	198,141
Inventories	109,037	43,629	—	152,666
Deferred income taxes	8,410	1,875	—	10,285
Note receivable – current	1,015	—	—	1,015
Net assets held for sale	11,000	—	—	11,000
Prepaid expenses	4,962	3,269	—	8,231

Total Current Assets	231,751	295,027	—	526,778

Property, Plant and Equipment (Net)	277,507	53,320	—	330,827
Notes Receivable	75,019	—	(67,268)	7,751
Equity Investment in Affiliates	113,640	—	(100,417)	13,223
Long-term Supply Contracts	5,078	—	—	5,078
Tradenames and Other Intangibles	337,559	34,885	—	372,444
Goodwill	557,705	7,868	—	565,573
Other Assets	38,464	5,241	—	43,705

Total Assets	$1,636,723	$396,341	$(167,685)	$1,865,379

Liabilities and Stockholders’ Equity

Current Liabilities
Short-term borrowings	$—	$105,210	$—	$105,210
Accounts payable and accrued expenses	175,290	73,818	(21)	249,087
Intercompany accounts	(9,698)	9,698	—	—
Current portion of long-term debt	6,948	—	—	6,948
Income taxes payable	14,986	2,207	—	17,193

Total Current Liabilities	187,526	190,933	(21)	378,438

Long-term Debt	788,737	939	—	789,676
Notes Payable	—	79,291	(79,291)	—
Deferred Income Taxes	73,571	6,889	—	80,460
Deferred and Other Long-term Liabilities	54,947	11,295	—	66,242
Postretirement and Postemployment Benefits	16,295	2,276	—	18,571
Minority Interest	—	284	—	284
Commitments and Contingencies	—	—	—	—
Stockholders’ Equity
Common Stock	46,661	66,761	(66,761)	46,661
Additional paid-in capital	62,928	17,761	(17,761)	62,928
Retained earnings	481,666	22,122	(1,492)	502,296
Accumulated other comprehensive (loss)	(3,372)	(2,210)	(2,359)	(7,941)

	587,883	104,434	(88,373)	603,944
Common stock in treasury, at cost	(72,236)	—	—	(72,236)

Total Stockholders’ Equity	515,647	104,434	(88,373)	531,708

Total Liabilities and Stockholders’ Equity	$1,636,723	$396,341	$(167,685)	$1,865,379

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Balance Sheet

	December 31, 2003
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Current Assets
Cash and cash equivalents	$68,975	$6,659	$—	$75,634
Accounts receivable (net of allowances)	30,501	77,052	—	107,553
Inventories	75,111	9,065	—	84,176
Deferred income taxes	14,054	55	—	14,109
Note receivable – current	942	—	—	942
Prepaid expenses	6,115	693	—	6,808

Total Current Assets	195,698	93,524	—	289,222

Property, Plant and Equipment (Net)	236,520	21,490	—	258,010
Notes Receivable	8,766	—	—	8,766
Equity Investment in Affiliates	189,435	—	(36,860)	152,575
Long-term Supply Contracts	5,668	—	—	5,668
Tradenames and Other Intangibles	117,550	1,824	—	119,374
Goodwill	247,702	11,742	—	259,444
Other Assets	24,870	1,688	—	26,558

Total Assets	$1,026,209	$130,268	$(36,860)	$1,119,617

Liabilities and Stockholders’ Equity

Current Liabilities
Short-term borrowings	$—	$62,337	$—	$62,337
Accounts payable and accrued expenses	137,751	11,207	—	148,958
Intercompany accounts	(14,214)	14,214	—	—
Current portion of long-term debt	3,560	—	—	3,560
Income taxes payable	15,470	1,729	—	17,199

Total Current Liabilities	142,567	89,487	—	232,054

Long-term Debt	329,830	1,319	—	331,149
Deferred Income Taxes	60,447	553	—	61,000
Deferred and Other Long-term Liabilities	40,056	667	—	40,723
Postretirement and Postemployment Benefits	15,900	—	—	15,900
Minority Interest	—	297	—	297
Commitments and Contingencies	—	—	—	—
Stockholders’ Equity
Common Stock	46,661	14,701	(14,701)	46,661
Additional paid-in capital	51,212	17,761	(17,761)	51,212
Retained earnings	426,439	10,730	(1,492)	435,677
Accumulated other comprehensive (loss)	(5,809)	(5,247)	(2,906)	(13,962)

	518,503	37,945	(36,860)	519,588
Common stock in treasury, at cost	(81,094)	—	—	(81,094)

Total Stockholders’ Equity	437,409	37,945	(36,860)	438,494

Total Liabilities and Stockholders’ Equity	$1,026,209	$130,268	$(36,860)	$1,119,617

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Statements of Cash Flows

	For The Nine Months Ended October 1, 2004
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Consolidated
Cash Flow From Operating Activities:
Net Income	$65,488	$11,392	$76,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	26,884	2,007	28,891
Equity in earnings of affiliates	(13,759)	—	(13,759)
Deferred income taxes	11,459	1,750	13,209
Plant Impairment charge and other net asset write-offs	2,208	—	2,208
Net loss on early extinguishment of debt	7,995	—	7,995
Other	1,760	(1,898)	(138)

Change in assets and liabilities:
Decrease (increase) in accounts receivable	53,184	(46,459)	6,725
Decrease (increase) in inventories	407	(1,934)	(1,527)
Decrease in prepaid expenses	2,041	142	2,183
Increase in accounts payable	742	16,210	16,953
Increase (decrease) in income taxes payable	7,843	(3,666)	4,177
(Decrease) increase in intercompany and other liabilities	(4,092)	4,258	166

Net Cash Provided by (Used in) Operating Activities	162,159	(18,196)	143,963

Cash Flow From Investing Activities:
Additions to property, plant & equipment	(18,549)	(3,815)	(22,364)
Armkel acquisition (net of cash acquired)	(194,375)	—	(194,375)
Proceeds from note receivable	942	—	942
Distributions from affiliates	4,301	—	4,301
Contingent acquisition payments	(5,068)	—	(5,068)
Other long-term assets	(1,615)	—	(1,615)
Proceeds from sale of fixed assets	—	1,131	1,131

Net Cash Used in Investing Activities	(214,364)	(2,684)	(217,048)

Cash Flow from Financing Activities:
Long-term debt borrowing	540,000	—	540,000
Long-term debt (repayment)	(436,136)	(760)	(436,896)
Short-term debt borrowing	43,700	—	43,700
Short-term debt (repayment)	(36)	(1,653)	(1,689)
Intercompany debt transactions	(67,268)	67,268	—
Proceeds from stock options exercised	10,885	—	10,885
Payment of cash dividends	(10,261)	—	(10,261)
Deferred financing costs	(3,662)	—	(3,662)

Net Cash Provided by Financing Activities	77,222	64,855	142,077
Effect of exchange rate changes on cash and cash equivalents	—	814	814

Net Change In Cash & Cash Equivalents	25,017	44,789	69,806
Cash And Cash Equivalents At Beginning of Year	68,975	6,659	75,634

Cash And Cash Equivalents At End of Period	$93,992	$51,448	$145,440

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Statements of Cash Flows

	For The Nine Months Ended September 26, 2003
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Consolidated
Cash Flow From Operating Activities:
Net Income	$59,898	$5,196	$65,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21,198	1,102	22,300
Equity in earnings of affiliates	(25,844)	—	(25,844)
Deferred income taxes	10,120	—	10,120
Other	26	—	26

Change in assets and liabilities:
Decrease (increase) in accounts receivable	108,217	(108,207)	10
Decrease in inventories	4,105	1,406	5,511
Decrease (increase) in prepaid expenses	1,967	(352)	1,615
Decrease in accounts payable	(9,624)	(2,323)	(11,947)
Increase in income taxes payable	11,221	—	11,221
(Decrease) increase in intercompany and other liabilities	(51,548)	52,300	752

Net Cash Provided by (Used in) Operating Activities	129,736	(50,878)	78,858

Cash Flow From Investing Activities:
Additions to property, plant & equipment	(20,286)	(2,188)	(22,474)
Proceeds from note receivable	870	—	870
Distributions from affiliates	3,629	—	3,629
Contingent acquisition payments	(3,424)	—	(3,424)
Other long-term assets	(1,440)	—	(1,440)

Net Cash Used in Investing Activities	(20,651)	(2,188)	(22,839)

Cash Flow from Financing Activities:
Long-term debt borrowing	100,000	—	100,000
Long-term debt (repayment)	(265,721)	57,283	(208,438)
Short-term debt borrowing	60,000	—	60,000
Short-term debt (repayment)	(2,469)	—	(2,469)
Proceeds from stock options exercised	7,118	—	7,118
Payment of cash dividends	(9,258)	—	(9,258)
Deferred financing costs	(3,442)	—	(3,442)

Net Cash Provided by (Used in) Financing Activities	(113,772)	57,283	(56,489)

Effect of exchange rate changes on cash and cash equivalents	—	864	864

Net Change In Cash & Cash Equivalents	(4,687)	5,081	394
Cash And Cash Equivalents At Beginning of Year	71,745	4,557	76,302

Cash And Cash Equivalents At End of Period	$67,058	$9,638	$76,696

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Armkel, LLC

On May 28, 2004, the Company completed the previously announced purchase of the remaining 50% of Armkel that it did not previously own from affiliates of Kelso for a purchase price of $253.7 million plus fees.

The Armkel acquisition was funded using available cash and by obtaining new Term A and B Loans through an amendment to the Company’s existing credit agreement. In connection with the amendment, the Company, among other things, was provided with a new Term A Loan in the amount of $100 million, and a new Term B Loan in the amount of $440 million, which were used to replace the Company’s existing credit facility of approximately $194 million, to replace Armkel’s principal credit facility of approximately $136 million and to provide $210 million to fund a portion of the purchase price for the transaction. The new Term B Loan has essentially the same terms as the replaced loans, but with more favorable interest rate provisions. Results of operations for the business are included in the Company’s consolidated financial statements from May 29, 2004.

Pro forma comparative net sales, net income and basic and diluted earnings per share for the nine months ended October 1, 2004 and September 26, 2003 are as follows:

	Nine Months Ended October 1, 2004		Nine Months Ended September 16, 2003
(Dollars in thousands, except per share data)	Reported	Pro forma	Reported	Pro forma
Net Sales	$1,057,086	$1,249,111	$770,127	$1,178,300
Net Income	76,880	101,400	65,094	83,400
Earnings Per Share Basic	1.25	1.65	1.08	1.39
Earnings Per Share Diluted	1.19	1.57	1.03	1.32

The pro forma information gives effect to the Company’s purchase of Kelso’s interest in Armkel as if it occurred at January 1, 2003. Pro forma adjustments include the inventory step-up charge, equity appreciation rights, additional interest expense and the related income tax impact, as well as elimination of intercompany sales. In the current quarter, the reported and pro forma results are not applicable because the acquired business is included in the Company’s results.

Pro forma results of operations for the three months ended April 2, 2004, the year ended December 31, 2003 and the balance sheet as of April 2, 2004 were filed by the Company on Form 8-K on June 28, 2004.

The following table summarizes the preliminary purchase price allocation relating to purchasing Kelso’s 50% interest in Armkel. An independent appraisal is currently in process:

(In thousands)
Current Assets	$244,682
Property, plant and equipment	76,917
Tradenames and patents	250,364
Goodwill	311,661
Other long-term assets	18,522

Total Assets acquired	902,146
Current liabilities	91,123
Long-term debt	359,522
Other long-term liabilities	37,553

Net assets acquired	$413,948

The following table summarizes financial information for Armkel for the periods ending prior to May 28, 2004 during which the Company accounted for its 50% interest under the equity method.

(In thousands)	Three Months Ended September 26, 2003	Five Months Ended May 28, 2004	Nine Months Ended September 26, 2003
Income statement data:
Net sales	$103,351	$192,767	$316,481
Gross profit	57,602	109,915	180,613
Net income	8,958	21,554	46,698
Equity in affiliate’s income recorded by the Company	4,479	10,777	23,349

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company invoiced Armkel $10.2 million and $19.0 million for primarily administrative and management oversight services (which is included as a reduction of selling, general and administrative expenses), and purchased $0.8 million and $1.4 million of deodorant anti-perspirant inventory produced by Armkel in the first five months of 2004 and the first nine months of 2003, respectively. The Company sold Armkel $0.7 million and $1.9 million of Arm & Hammer products to be sold in international markets in the first five months of 2004 and the first nine months of 2003, respectively. The Company had a net open receivable from Armkel at December 31, 2003 of approximately $6.7 million that primarily related to administrative services, partially offset by amounts owed for inventory.

9. Short-term borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)		Oct. 1, 2004	Dec. 31, 2003
Syndicated Financing Loan			$230,000
Term A Loan		$29,438
Amount due 2004	$373
Amount due 2005	2,236
Amount due 2006	5,217
Amount due 2007	7,452
Amount due 2008 & subsequent	14,160
Term B Loan		438,900
Amount due 2004	$1,100
Amount due 2005	4,400
Amount due 2006	4,400
Amount due 2007	4,400
Amount due 2008 & subsequent	424,600
Convertible Debentures due on August 15, 2033		100,000	100,000
Securitization of Accounts Receivable due on January 15, 2005		100,000	56,300
Senior Subordinated Note (9 1/2%) due August 15, 2009		225,000
Discount on Senior Subordinated Note		(1,043)
Various Debt from Brazilian Banks $4,830 in 2004, $557 in 2005, $557 in 2006 and $205 due in 2007		6,149	7,356
Industrial Revenue Refunding Bond Due in installments of $685 from 2004-2007 and $650 in 2008		3,390	3,390

Total debt		901,834	397,046

Less: current maturities		112,158	65,897

Net long-term debt		$789,676	$331,149

The principal payments required to be made are as follows:

(In thousands)
2004	$6,988
2005	107,878
2006	10,859
2007	12,742
2008	13,993
2009 and subsequent	749,374

$901,834

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On May 28, 2004, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with several banks and other financial institutions, The Bank of Nova Scotia, Fleet National Bank and National City Bank, each as a documentation agent, Citicorp North America, Inc., as syndication agent, and J.P. Morgan Chase Bank, as administrative agent. The Credit Agreement provides for (i) a five year term loan in a principal amount of $100 million (the “Term A Loan”), (ii) a seven year term loan in a principal amount of $440 million, which term loan may be increased by up to an additional $250 million upon the satisfaction of certain conditions (the “Term B Loan,” and together with the Term A Loan, the “Term Loans”), and (iii) a five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100 million (the “Revolving Loans”). The Term Loans were used to finance the acquisition of the remaining 50% interest in Armkel not previously owned by the Company, pay amounts outstanding under Armkel’s principal credit facility of approximately $136 million and refinance the Company’s principal credit facility of approximately $194 million. The Revolving Loans, which are currently undrawn, are available for general corporate purposes. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its domestic subsidiaries. Those domestic subsidiaries have also guaranteed the loan obligations under the Credit Agreement. The Term Loans and the Revolving Loans bear interest under one of two rate options, selected by the Company, equal to either (i) a eurocurrency rate (adjusted for any reserve requirements) (“Eurocurrency Rate”) or (ii) the greater of the prime rate, the secondary market rate for three-month certificates of deposit (adjusted for any reserve requirements) plus 1%, or the federal funds effective rate plus 0.5% (“Alternate Base Rate”), plus (b) an applicable margin. The applicable margin is determined by the Company’s then current leverage ratio. At the closing date of the Credit Agreement, the applicable margin was (a) 1.75% for the Eurocurrency Rate and (b) 0.75% for the Alternate Base Rate.

As a result of the purchase of the Kelso interest in Armkel, LLC, the Company assumed $225 million of 9.5% subordinated notes (“Notes”) that were issued on August 28, 2001 at a discount and are due in 2009, with interest paid semi-annually on February 15 and August 15. The effective yield on the Notes is approximately 9.62%. The terms of the Notes provide for an optional prepayment of principal at a premium. The issue discount is being amortized using the effective interest method. The Notes are guaranteed by the Company and certain of the Company’s domestic subsidiaries. The Notes contain various financial and non-financial covenants. In connection with the acquisition, a fair value appraisal of the notes is currently in process.

During July 2004, as a result of purchasing Kelso’s interest in Armkel, the Company amended its Accounts Receivable Securitization Agreement to increase the capacity that can be borrowed from $60 million to $100 million. The increase in borrowing was used to fund a voluntary bank debt payment on Term A Loan on August 4, 2004.

10. Goodwill, Tradenames and Other Intangible Assets

The following table discloses the carrying value of all intangible assets:

	October 1, 2004			December 31, 2003
(In thousands)	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
Amortized intangible assets:
Tradenames	$77,258	$(12,011)	$65,247	$69,645	$(7,839)	$61,806
Formulas	22,320	(2,450)	19,870	6,281	(1,430)	4,851
Non Compete Agreement	1,143	(321)	822	1,143	(233)	910

Total	$100,721	$(14,782)	$85,939	$77,069	$(9,502)	$67,567

Unamortized intangible assets - Carrying value
Tradenames	$286,505			$51,807

Total	$286,505			$51,807

The increase in tradenames as compared to the values at December 31, 2003 is primarily due to the inclusion of tradenames acquired in connection with the purchase of Armkel and the final valuation adjustments associated with the Unilever brands acquired in 2003.

The Armkel tradenames are currently valued at their book value as of May 28, 2004. An appraisal is currently in process.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The changes in the carrying amount of goodwill for the nine months ended October 1, 2004 are as follows:

(In thousands)	Consumer	Specialty	Total
Balance December 31, 2003	$236,851	$22,593	$259,444
Tradename and fixed asset valuation adjustments	(5,527)	—	(5,527)
Book value of Armkel’s goodwill on day of acquisition	205,156	—	205,156
Additional goodwill associated with Armkel purchase	106,505	—	106,505
Other	—	(5)	(5)

Balance October 1, 2004	$542,985	$22,588	$565,573

Intangible amortization expense amounted to $4.8 million for the nine months of 2004 and $2.1 million for the same period of 2003. The estimated intangible amortization will be approximately $7.2 million in each of the next five years.

11. Comprehensive Income

The following table presents the Company’s Comprehensive Income for the three and nine months ended October 1, 2004 and September 26, 2003:

	Three Months Ended		Nine Months Ended
(In thousands)	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003
Net Income	$27,401	$19,522	$76,880	$65,094
Other Comprehensive Income, net of tax:
Foreign exchange translation adjustments	1,387	(874)	3,584	3,500
Interest rate swap agreements	—	822	143	1,383
Company’s portion of Armkel’s Accumulated
Other Comprehensive Income (Loss)	—	(303)	2,294	(2,169)

Comprehensive Income	$28,788	$19,167	$82,901	$67,808

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

13. Pension Disclosure

The following table presents the net periodic benefit cost for the Company’s Pension Plan and Post-retirement Plan for the three and nine months ending October 1, 2004 and September 26, 2003.

	Pension Costs Three Months Ended		Pension Costs Nine Months Ended
(In thousands)	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003
Components of Net Periodic Benefit Cost:
Service cost	$595	$37	$861	$111
Interest cost	1,525	363	2,621	1,089
Expected return on plan assets	(1,413)	(315)	(2,410)	(945)
Amortization of prior service cost	1	1	3	3
Recognized actuarial (gain) or loss	126	75	376	225

Net periodic benefit cost	$834	$161	$1,451	$483

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Post-retirement Costs Three Months Ended		Post-retirement Costs Nine Months Ended
(In thousands)	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003
Components of Net Periodic Benefit Cost:
Service cost	$140	$84	$389	$252
Interest cost	246	204	708	612
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(20)	(20)	(60)	(60)
Recognized actuarial (gain) or loss	3	(22)	6	(66)

Net periodic benefit cost	$369	$246	$1,043	$738

The Company estimates it will be required to make a cash contribution to its pension plans of approximately $1.5 million during 2004. The contribution is $0.8 million higher than previously estimated due to the inclusion of Armkel’s pension plan.

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1 “Accounting and Disclosure Requirements to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The adoption of the provisions of FSP 106-1 in this quarter did not have a significant impact to the Company’s postretirement accumulated projected benefit obligation or net periodic benefit cost.

14. Commitments, contingencies and guarantees

a.	In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits owned by each of the two partners in Wyoming. The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons, based upon market price. There are no other material transactions with the partnership or the Company’s partner.

b.	On January 17, 2002, a petition for appraisal, Cede & Co., Inc. and GAMCO Investors, Inc. v. Medpointe Healthcare Inc., Civil Action No. 19354, was filed in the Court of Chancery of the State of Delaware demanding a determination of the fair value of shares of Medpointe. The action was brought by purported former shareholders of Carter-Wallace in connection with the merger on September 28, 2001 of MCC Acquisition Sub Corporation with and into Carter-Wallace. The merged entity subsequently changed its name to Medpointe. The petitioners sought an appraisal of the fair value of their shares in accordance with Section 262 of the Delaware General Corporation Law. The matter was heard by the court on March 10 and 11, 2003, at which time the petitioners purportedly held approximately 2.3 million shares of Medpointe. An additional post-trial hearing was held on January 20, 2004 to address the valuation of the Company. On July 30, 2004 the Court issued a letter informing the parties that it had determined that the fair value of a share of Carter-Wallace on the Merger Date to be $24.45, and that interest at the annual rate of 7.5% compounded quarterly should be added to the award.

Medpointe and certain former Carter-Wallace shareholders were party to an indemnification agreement pursuant to which such shareholders would be required to indemnify Medpointe from a portion of the damages suffered by Medpointe in relation to the exercise of appraisal rights by the former Carter-Wallace shareholders in the merger. Pursuant to the agreement, the shareholders agreed to indemnify Medpointe for 40% of any Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) suffered by Medpointe in relation to the merger; provided that if the total amount of Appraisal Damages exceeds $33.3 million, then the indemnifying stockholders will indemnify Medpointe for 100% of any damages suffered in excess of that amount. The Company, in turn, was party to an agreement with Medpointe pursuant to which it agreed to indemnify Medpointe and certain related parties against 60% of any Appraisal Damages for which Medpointe remains liable. The maximum liability to the Company pursuant to the indemnification agreement was $12 million.

On March 27, 2003, GAMCO Investors, Inc. filed another complaint in the New York Supreme Court seeking damages from MedPointe, the former directors of Carter-Wallace, and one of the former shareholders of Carter-Wallace. The complaint alleges breaches of fiduciary duty in connection with certain employment agreements with former Carter-Wallace executives, the sale of Carter Wallace’s consumer products business to the Company and the merger of MCC Acquisition Sub Corporation with and into Carter-Wallace. The complaint sought monetary damages and equitable relief, including among other things, invalidation of the transactions. On May 21, 2004, the court dismissed certain of the plaintiffs’ claims. The Company was not named as a defendant in this action and believed it had no liability.

On October 12, 2004, Medpointe and the plaintiffs settled both of the legal actions described above. In connection with the settlement of the legal actions, the Company entered into a settlement agreement and release with Medpointe pursuant to which, in settlement of the Company’s indemnification obligations or other claims that Medpointe may have against the Company and certain persons related to the Company, the Company agreed to pay Medpointe $8.1 million, of which $4.9 million is included in interest expense in the third quarter of 2004 and $3.2 million was applied towards goodwill as of October 1, 2004. Payment was made by the Company on October 13, 2004.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

c.	The Company’s distribution of condoms under the Trojan and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors, contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance remains uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. While awaiting further FDA guidance, the Company has implemented interim labeling revisions that caution against rectal use and more-than-once-a-day vaginal use of N-9-containing condoms, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the financial condition and operating results of the Company could suffer.

d.	Fleming Companies, Inc., a customer of the Company, has filed a voluntary petition for bankruptcy. Subsequently, Fleming brought legal action against the Company seeking the recovery of certain alleged preference payments and overpayments made to the Company in the amount of approximately $4.2 million. In addition, Fleming claims that it is owed approximately $1.9 million relating to a vendor agreement with the Company. The Company will vigorously defend the lawsuit but cannot predict with certainty the outcome. However, in the opinion of management, the ultimate amount of liability, if any, will not have a material adverse effect on the Company’s financial position.

e.	The Company has commitments to acquire approximately $21 million of raw material and packaging supplies from its vendors. The packaging supplies are in either a converted or non-converted status. This enables the Company to respond quickly to changes in customer orders/requirements.

f.	The Company has outstanding letters of credit of approximately $7.1 million with several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, a year’s worth of lease payments on a warehouse, and 200 days of interest on an Industrial Revenue Bond borrowing.

g.	In connection with the acquisition of the oral care brands from Unilever, the Company will make additional performance-based payments of a minimum of $5 million and a maximum of $12 million over the eight year period following the date of acquisition. All payments will be accounted for as additional purchase price. The Company paid approximately $1.9 million in 2004 based upon 2004 half year and 2003 operating performance since acquisition.

h.	The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position.

15. Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment for the third quarter and nine month periods of 2004 compared to the third quarter and nine month periods of 2003. With the acquisition of the remaining 50% interest in Armkel that the Company did not previously own from affiliates of Kelso on May 28, 2004, and Armkel’s subsequent merger with the Company, the results of operations of the former Armkel business are consolidated in the accompanying financial statements from the date of acquisition.

Consolidated Results

Net Sales

Net sales for the quarter increased by $154.7 million or 58.2% to $420.3 million, as compared to $265.6 million in the previous year’s third quarter. Of the increase, $114.8 million reflects sales of products formerly owned by Armkel and now included in Company sales as a result of the acquisition of Kelso’s interest in Armkel late in the second quarter and $27.6 million reflects sales resulting from the acquisition of the former Unilever oral care business in the fourth quarter of 2003. Other increases included the reversal of prior year promotion accruals of approximately $1.3 million as a result of a change in estimate and favorable foreign exchange rates of $0.8 million (excluding the impact of the former Armkel subsidiaries). For the nine month period, net sales increased $287.0 million or 37.3% to $1,057.1 million. The primary reasons for the sales increase are the sales of products formerly owned by Armkel of $158.3 million and sales of $85.8 million resulting from the acquisition of the Unilever oral care business. Sales also increased due to favorable foreign exchange rates of $3.6 million, the reversal of the previously mentioned prior year promotion reserves of $4.3 million and the effect of six extra days in the first quarter of this year’s fiscal calendar.

Operating Costs

The Company’s gross margin in the current quarter increased to 38.2% from 30.3% in the prior year. The increase is in large part a result of the products formerly owned by Armkel and the oral care business acquired from Unilever as these products carry a higher gross profit margin than existing Company products. The margin was also impacted by the effect on the third quarter of 2004 of the Armkel acquisition related inventory step up charge of $6.2 million, and the reversal of the previously mentioned prior year promotion reserves. In addition, efficient promotion spending, and supply chain efficiencies offset commodity price increases for the quarter and new product launch costs were higher in last year’s third quarter. Gross margin for the nine month period was 35.6% as compared to 30.4% for the nine month period of 2003. The reasons for the improvement are consistent with those affecting the current quarter and includes a second quarter 2004 plant impairment charge of $1.5 million.

Marketing expenses in the current quarter increased by $28.1 million to $51.0 million as compared to the same period of 2003 primarily as a result of both the Armkel and Unilever oral care business acquisitions. Marketing expenses for the Company’s pre-existing product lines were essentially unchanged. For the nine month period, marketing expenses of $111.3 million were $45.2 million higher than in 2003 for the same reasons as referenced above, as well as an increase in advertising expenses in support of certain household deodorizing and oral care products.

Selling, general and administrative (“SG&A”) expenses in the current quarter increased $27.4 million as compared to the same period last year. This is primarily a result of costs associated with the Armkel business of approximately $18.0 million, higher broker commission costs of $1.6 million as a result of higher sales, higher compensation related costs of $3.9 million and costs to comply with certain provisions of the Sarbanes-Oxley Act of 2002 and related regulations of $1.1 million. SG&A expenses for the nine month period increased $47.1 million as compared to the same period last year. This is primarily a result of costs associated with the Armkel business of approximately $25.0 million, higher broker commission costs of $4.3 million as a result of higher sales, tradename amortization expenses associated with the acquired Unilever oral care business of $1.9 million, higher compensation related costs of $6.9 million, higher information system costs of $1.8 million and costs to comply with certain provisions of the Sarbanes-Oxley Act of 2002 and related regulations of $2.3 million.

Other Income and Expenses

The decrease in equity in earnings of affiliates of $4.0 million in the current quarter as compared to the year ago period was entirely due to the Company’s acquisition of Kelso’s interest in Armkel on May 28, 2004. The combined results of other equity investments, Armand Products Company (“Armand”) and The Armakleen Company (“Armakleen”), slightly increased. For the nine month period the decrease in equity in earnings of affiliates of $12.1 million is primarily due to the reasons noted for the third quarter. Armkel’s net income for the five months ended May 28, 2004 was reduced as a result of an international tradename impairment charge of approximately $3.2 million (net of tax). The impact to the Company was a reduction of earnings in equity of affiliates of approximately $1.6 million. Armkel’s nine month 2003 results were positively impacted by a litigation settlement, partially offset by an impairment of an asset held for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Other income and expense in 2004 results from a gain on the sale of a warehouse by our Canadian subsidiary and in 2003 reflect foreign exchange gains by the Company’s Brazilian subsidiary.

Interest expense increased in the quarter and the nine month period as a result of interest associated with the third quarter settlement of the former Carter-Wallace shareholder appraisal suit of $4.9 million, interest associated with the assumption of the $225 million principal amount of Armkel’s 9.5% Senior Subordinated Notes, the increase in debt required to purchase Kelso’s interest in Armkel and to purchase the Unilever oral care business in late 2003, partially offset by the settlement of the Company’s remaining fixed rate interest rate swap contracts in the first quarter of 2004.

The loss on early extinguishment of debt pertained to existing deferred financing costs that were written off when the Company refinanced its bank debt.

Taxation

The effective tax rate for the nine month period was 31.5% as compared to 31.7% for the same period of last year. Last year’s tax rate reflected the settlement of a state tax dispute, offset by a higher state tax rate and taxes associated with Armkel’s sale of its Italian subsidiary, which helped to depress the tax rate. The current year rate was impacted favorably by the estimated amount of additional research and development tax credits included in recently filed and amended income tax returns.

Segment results

As a result of purchasing the Kelso interest, the Company has redefined its operating segments. These segments are based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Consumer Domestic, Consumer International, and Specialty Products Division (“SPD”).

Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Deodorizing and cleaning, laundry, and personal care products

Consumer International	Primarily personal care products

SPD	Specialty chemical products

The domestic results of the acquired Armkel business since May 29, 2004 are included in the Consumer Domestic segment and its international subsidiaries (in addition to the Company’s existing international consumer subsidiary) comprise the Consumer International segment. There has been no change to the SPD segment. There are no material intersegment sales. The Company’s earnings, prior to its acquisition of Kelso’s interest in Armkel, attributable to the Company’s equity investment in Armkel’s domestic and international operations are included in Income Before Taxes and Minority Interest of the Consumer Domestic and Consumer International segments, respectively. The Company’s earnings attributable to its equity investment in Armand Products and the Armakleen Company are included in Income Before Taxes and Minority Interest of the Corporate segment. Prior to purchasing Kelso’s interest in Armkel, the Company’s segments were: Church & Dwight Consumer, Armkel, Church & Dwight SPD and Other Equity Affiliates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Segment sales and income before taxes and minority interest for the third quarter and nine month period of 2004 and 2003 are as follows:

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
Third Quarter 2004	$299,285	$69,890	$51,135	—	$420,310
Third Quarter 2003	208,604	9,812	47,150	—	265,566

2004 Year to Date	794,205	107,773	155,108	—	1,057,086
2003 Year to Date	605,223	26,961	137,943	—	770,127

Income Before Taxes and Minority Interest (1)
Third Quarter 2004	28,237	4,922	3,866	1,144	38,169
Third Quarter 2003	22,305	2,760	3,642	683	29,390

2004 Year to Date	82,365	13,865	13,063	2,983	112,276
2003 Year to Date	72,413	9,037	11,332	2,494	95,276

Total Assets
October 1, 2004	$1,368,932	$263,941	$166,621	$65,886	$1,865,380
December 31, 2003	$841,036	$50,868	$166,953	$60,760	$1,119,617

(1)	In determining Income Before Taxes and Minority Interest, Interest Expense, Interest Income, Loss on Early Extinguishment of Debt and Other Income (Expense) were allocated to the segments based upon each segments’ relative Operating Profit.

Consumer Domestic

For the third quarter of 2004, Consumer Domestic Net Sales increased $90.7 million or 43.5% to $299.3 million. The increase includes sales of $56.0 million associated with the domestic results of the former Armkel business, $27.2 million of sales associated with the fourth quarter 2003 acquisition of the oral care brands from Unilever and the reversal of $0.9 million of prior year promotion reserves due to a change in estimate. At the product line level, sales of deodorizers were moderately higher than last year and existing personal care products were flat. Laundry consumption was also higher than last year, although shipments were flat due to the timing of promotional activities. At the brand level, sales of Arm & Hammer and Xtra liquid laundry detergent, Arm & Hammer Baking Soda and Arm & Hammer Super Scoop were all significantly higher than last year, while sales of Arm & Hammer powder laundry detergent, fabric softener and antiperspirants were lower.

For the nine month period of 2004, Consumer Domestic Net Sales increased $189.0 million or 31.2% to $794.2 million. The increase includes sales of $79.6 million associated with the domestic results of the former Armkel business, $84.1 million of sales associated with the fourth quarter 2003 acquisition of the oral care brands from Unilever and the reversal of $3.8 million of prior year promotion reserves due to a change in estimate. At the product line level, deodorizing products and laundry products net sales were higher than last year and existing personal care products decreased. At the brand level, sales of Arm & Hammer and Xtra liquid laundry detergent, Arm & Hammer Baking Soda, Arm & Hammer toothpaste and Arm & Hammer Super Scoop were higher than last year while sales of Arm & Hammer powder laundry detergent and antiperspirants were lower. The nine month period was also affected by six extra days in the first fiscal quarter of this year as compared to the first fiscal quarter of 2003.

Consumer Domestic Income before Taxes and Minority Interest for the current quarter increased $5.9 million to $28.2 million mainly due to operating results associated with the former Armkel business (despite the impact of the inventory step up charge of $4.6 million) and the contribution from the acquired Unilever brands. This increase was partially offset by higher allocated interest expense (which includes the segment’s allocation of the interest expense element of the Medpointe Settlement Agreement) and as a result of purchasing Kelso’s interest in Armkel, the elimination of earnings in equity of affiliates.

For the nine month period, Income before Taxes and Minority Interest increased $10.0 million to $82.4 million due to operating results associated with the former Armkel business (despite the impact of the inventory step up charge of $8.0 million) and the contribution from the acquired Unilever brands. This increase was partially offset by a plant impairment charge of $1.5 million, higher allocated interest expense (which includes the segment’s allocation of the interest expense element of the Medpointe Settlement Agreement), the segment’s allocation of the deferred financing cost write-off and as a result of purchasing Kelso’s interest in Armkel, a reduction of earnings in equity of affiliates.

The Company expects to significantly increase its marketing spending in the fourth quarter compared to the same period last year. In part, this increase is to support several personal care products introduced earlier in the year, including Arm & Hammer Enamel Care™ toothpaste, a patented product which combines the cleaning and whitening properties of baking soda with fluoride and liquid calcium to fill tooth surfaces and restore enamel luster; and Trojan® condoms with Warming Sensations™, a unique lubricant system which warms the skin on contact for enhanced pleasure. In addition, the increase reflects new initiatives in support of the acquired oral care products, particularly Mentadent® toothpaste and toothbrushes and Close-Up® toothpaste. On the household products side of the business, there will also be marketing spending to support the new cat litter product, Arm & Hammer Multi-Cat, designed for households with two or more cats.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Consumer International

Consumer International net sales for the current quarter as compared to the same period of last year increased $60.1 million to $69.9 million and for the nine month period increased $80.8 million to $107.8 million as a result of the inclusion of the former Armkel business results following the acquisition and the effect of favorable foreign exchange rates.

Income before Taxes and Minority Interest increased $2.2 million in the current quarter to $4.9 million and increased $4.8 million to $13.9 million for the nine month period as a result of the inclusion of the former Armkel business results since the acquisition (despite the impact of the inventory step up charge of $1.6 million in the current quarter and $2.3 for the nine month period.). This increase was partially offset by the higher interest expense and the segment’s allocation of the deferred financing cost write-off and the Medpointe settlement agreement.

Specialty Products

Specialty Products Net Sales grew $4.0 million or 8.5% to $51.1 million in the current quarter, as a result of higher sales of Animal Nutrition and Specialty Chemical products and favorable foreign exchange rates. For the nine month period, net sales increased $17.2 million or 12.4% to $155.1 million for the same reasons as are applicable to the current quarter.

Specialty Products Income before Taxes and Minority Interest increased by $0.2 million to $3.9 million primarily due to higher income associated with higher net sales, partially offset by an allocation of higher interest expense and the deferred financing write-off. For the nine month period, Income before Taxes and Minority Interest increased $1.7 million to $13.1 million. The reasons for the nine month increase are consistent with the third quarter and were also impacted by the extra shipping days in the first quarter of 2004 as compared to the first quarter of 2003.

Liquidity and Capital Resources

The Company had outstanding total debt of $901.8 million and cash of $145.4 million (of which approximately $48.0 million resides in foreign subsidiaries). This compares to total debt of $397.0 million at December 31, 2003. The reason for the increase of total debt since December 31, 2003 is due to the Company’s assumption of $225 million principal amount of Armkel’s 9.5% Senior Subordinated Notes due 2009, the Company’s assumption of Armkel’s bank debt of approximately $136 million and additional amounts borrowed in connection with the acquisition of Kelso’s interest in Armkel of approximately $254 million. The $613 million increase of debt was partially offset by debt repayments of approximately $108 million.

The Company entered into an amended and restated credit agreement (the “Credit Agreement”) with several banks and other financial institutions, The Bank of Nova Scotia, Fleet National Bank and National City Bank, each as a documentation agent, Citicorp North America, Inc., as syndication agent, and J.P. Morgan Chase Bank, as administrative agent. The Credit Agreement provides for (i) a five year term loan in a principal amount of $100 million (the “Term A Loan”), (ii) a seven year term loan in the principal amount of $440 million, which term loan may be increased by up to an additional $250 million upon the satisfaction of certain conditions (the “Term B Loan,” and together with the Term A Loan, the “Term Loans”), and (iii) a five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100 million (the “Revolving Loans”). The Term Loans were used to finance the acquisition of the remaining 50% interest in Armkel not previously owned by the Company, pay amounts outstanding under Armkel’s principal credit facility of approximately $136 million and refinance the Company’s principal credit facility of approximately $194 million. The Revolving Loans, which are currently undrawn, are available for general corporate purposes. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its domestic subsidiaries. Those domestic subsidiaries have also guaranteed the loan obligations under the Credit Agreement. The Term Loans and the Revolving Loans bear interest under one of two rate options, selected by the Company, equal to either (i) a eurocurrency rate (adjusted for any reserve requirements) (“Eurocurrency Rate”) or (ii) the greater of the prime rate, the secondary market rate for three-month certificates of deposit (adjusted for any reserve requirements) plus 1%, or the federal funds effective rate plus 0.5% (“Alternate Base Rate”), plus (b) an applicable margin. The applicable margin is determined by the Company’s current leverage ratio. At the closing date of the Credit Agreement, the applicable margin was (a) 1.75% for the Eurocurrency Rate and (b) 0.75% for the Alternate Base Rate.

The principal debt payments required to be made are as follows:

(In thousands)
2004	$6,988
2005	107,878
2006	10,859
2007	12,742
2008	13,993
2009 and subsequent	749,374

$901,834

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

During July 2004, as a result of purchasing Kelso’s interest in Armkel, the Company amended its Accounts Receivable Securitization Agreement to increase the capacity that can be borrowed from $60 million to $100 million. The proceeds of the increased borrowing were used to make a voluntary Term A Loan payment on August 4, 2004.

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility and management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was approximately $180.6 million for the first 9 months of 2004. The leverage ratio (total debt to Adjusted EBITDA) for the 12 months ended October 1, 2004 which, under the loan agreement, permits the inclusion of Armkel’s EBITDA prior to its acquisition by the Company for pro forma purposes was approximately 3.14 versus the agreement’s maximum 4.25, and the interest coverage ratio (Adjusted EBITDA to total interest expense) was approximately 6.04 versus the agreement’s minimum of 3.0. This credit facility is secured by the assets of the Company and certain domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA is as follows (in thousands):

Net Cash Provided by Operating Activities	$143,963
Interest Expense	29,336
Current Income Tax Provision	22,170
Distributions from Affiliates	4,301
Change in Working Capital and Other Liabilities	(28,677)
Investment Income	(1,699)
Deferred Financing Write-off	7,995
Other	3,241

Adjusted EBITDA (per loan agreement)	$180,630

Net Cash Used in Investing Activities	$(217,048)

Net Cash Provided by Financing Activities	$142,077

During the nine months of 2004, cash flow from operating activities was $144.0 million. Major factors affecting cash flow from operating activities included operating earnings before non-cash charges for depreciation and amortization, the write-off of deferred financing costs and a decrease in working capital. Operating cash flow, together with an increase in bank debt, distributions from affiliates, proceeds from stock option exercises and existing cash, were used to fund the purchase of Kelso’s interest in Armkel, additions to property, plant and equipment, payment of dividends and debt repayments.

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

The Company’s cash and cash equivalents will be used to invest in Del Labs, make voluntary debt repayments, pay cash dividends, make investments in property, plant and equipment and support operating needs.

Recent Accounting Pronouncements

In August 2003, the Company issued $100 million of 5.25% convertible senior debentures that may be converted into shares of the Company’s common stock prior to maturity at an initial conversion price of approximately $31.00 per share, subject to adjustment in certain circumstances. Because of the inclusion of the contingent convertibility feature of the debentures, the Company’s diluted net income per common share does not give effect to the dilution from the conversion of the debentures until the Company’s share price exceeds 120% of the initial conversion price or until the occurrence of certain specified events.

The Emerging Issues Task Force (EITF) concluded in EITF Issue 04-8: The Effect of Contingently Convertible Debt on Diluted Earnings per Share that contingently convertible debt (“Co-Cos”) be treated for diluted EPS purposes as if converted from debt to equity, beginning with the date the contingently convertible debt instrument is initially issued, even if the triggering events (such as stock price) have not yet occurred. The effective date would be reporting periods ending on or after December 15, 2004 and prior period EPS amounts presented for comparative purposes, would have to be restated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

The change in accounting rules for reporting Co-Cos will have an estimated $0.02 dilutive effect on earnings per share in 2004.

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1 “Accounting and Disclosure Requirements to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The adoption of the provisions of FSP 106-1 in this quarter did not have a significant impact to the Company’s postretirement accumulated projected benefit obligation or net periodic benefit cost.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is facing higher costs for several categories of raw and packaging materials, particularly those based on energy prices. The Company has successful strategies in place to improve its margin structure, and will intensify these strategies to counter the effect of these cost increases. These strategies include traditional cost reduction programs designed to improve supply chain and organizational efficiency; more efficient promotion spending using recently developed analytical tools; and selective price increases.

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

b.	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements relating, among others, to short- and long-term financial objectives, sales and earnings growth, gross profit margin, earnings per share, non-cash accounting charges, increased marketing and R&D spending, new product launches, adoption of new accounting guidance, effect of the Company’s fiscal calendar, and financial forecasts. These statements represent the intentions, plans, expectations and beliefs of Church & Dwight, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), increases in raw material, packaging and energy prices, the Company’s ability to raise prices or reduce promotion spending, the Company’s ability to implement cost reduction programs in response to commodity price increases, the financial condition of major customers, trade, competitive and consumer reactions to the Company’s products and other factors described in Church & Dwight’s quarterly and annual reports filed with the SEC.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the U.S. Securities and Exchange Commission. This discussion is provided in reliance upon the Private Securities Litigation Reform Act of 1995.

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

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE: November 9, 2004	/s/ Zvi Eiref
ZVI EIREF
VICE PRESIDENT FINANCE

DATE: November 9, 2004	/s/ Gary P. Halker
GARY P. HALKER
VICE PRESIDENT FINANCE AND TREASURER

EXHIBITS

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1)	Certification of the Chief Executive Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.