Form 10-K
period 2004-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2005-03-11
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 North Harrison Street, Princeton, New Jersey	08543-5297
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 683-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 2, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,659 million. For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on July 2, 2004.

As of March 8, 2005, 63,378,667 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2005 are incorporated by reference in Items 10 through 14 of Item III of this Annual Report on Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements relating to, among other things, short- and long-term financial objectives, sales and earnings growth, gross profit margin, earnings per share, non-cash accounting charges, cash flow, adoption of new accounting guidance, financial forecasts and cost improvement programs. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risk, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), increases in raw material, packaging and energy prices, the Company’s ability to raise prices or reduce promotion spending, the Company’s ability to implement cost reduction programs in response to commodity price increases, the financial condition of major customers, the risks of currency fluctuations, changes in foreign laws and other risks associated with our international operations and trade, competitive and consumer reactions to the Company’s products. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the acquisition or divestiture of assets.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

Page
PART I
Item
	1.	Business	-1-
	2.	Properties	-14-
	3.	Legal Proceedings	-15-
	4.	Submission of Matters to a Vote of Security Holders	-16-

PART II

	5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	-16-
	6.	Selected Financial Data	-17-
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	-18-
	7A.	Quantitative and Qualitative Disclosures about Market Risk	-35-
	8.	Financial Statements and Supplementary Data	-35-
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	-68-
	9A.	Controls and Procedures	-68-

PART III

	10.	Directors and Executive Officers of the Registrant	-68-
	11.	Executive Compensation	-68-
	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	-68-
	13.	Certain Relationships and Related Transactions	-68-
	14.	Principal Accounting Fees and Services	-68-

PART IV

	15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	-69-

PART I

ITEM 1. BUSINESS

GENERAL; RECENT DEVELOPMENTS

The Company, founded in 1846, develops, manufactures and markets a broad range of household, personal care and specialty products under well-recognized brand names, including ARM & HAMMER and TROJAN. The Company’s business is divided into three primary segments, Consumer Domestic, Consumer International and Specialty Products. The Consumer Domestic segment includes household products for deodorizing and cleaning, such as ARM & HAMMER baking soda and cat litter and SCRUB-FREE and BRILLO cleaning products; and laundry products, such as XTRA and ARM & HAMMER laundry detergents and XTRA NICE’N FLUFFY fabric softeners. This segment also includes personal care products, such as TROJAN condoms, NAIR depilatories, FIRST RESPONSE and ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant and ARM & HAMMER, MENTADENT, CLOSE-UP, PEPSODENT and AIM toothpastes. The Consumer International segment sells a variety of personal care products, some of which use the same brands as our domestic product lines, in international markets, including France, the United Kingdom, Canada, Mexico, Australia and Spain. The Specialty Products segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2004, the Consumer Domestic, Consumer International and Specialty Products segments represented approximately 74%, 12% and 14%, respectively, of the Company’s net sales.

SIGNIFICANT DEVELOPMENTS IN 2004

On May 28, 2004, the Company acquired the remaining 50% ownership interest in Armkel, LLC, a Delaware limited liability company, that it did not already own from an affiliate of Kelso & Company. The purchase price for the acquisition was approximately $254 million plus the assumption of Armkel’s obligations, including $225 million principal amount of Armkel’s 9 1/2% Senior Subordinated Notes due 2009 and approximately $136 million under Armkel’s credit facility. Armkel was subsequently merged into the Company. The Company’s position in the personal care product line is bolstered by Armkel’s products, which include TROJAN Condoms, NAIR Depilatories and Waxes and FIRST RESPONSE and ANSWER home pregnancy and ovulation test kits. Internationally, prior to the acquisition, Armkel primarily marketed oral care products, depilatories, condoms, skin care products, home pregnancy test kits and other regional niche products. Prior to the acquisition, the Company exerted significant influence over Armkel through membership on Armkel’s board of directors and various agreements with Armkel, but did not control its operating and financial decisions. As a result, prior to the acquisition, Armkel’s operations were not consolidated in the Company’s consolidated financial statements.

On May 28, 2004, in conjunction with the Armkel acquisition, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with several banks and other financial institutions. The Credit Agreement provides for a five year term loan in a principal amount of $100 million, a seven year term loan in the principal amount of $440 million, which term loan may be increased by up to an additional $250 million upon the satisfaction of certain conditions, and a five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100 million. The term loans were used to finance the acquisition of the remaining 50% interest in Armkel not previously owned by the Company, pay approximately $136 million outstanding under Armkel’s principal credit facility and refinance the approximately $194 million outstanding under the Company’s principal credit facility. The revolving loans are available, for general corporate purposes.

On December 22, 2004, the Company issued $250 million of 6.00% Senior Subordinated Notes due 2012 (the “Notes”) in a private offering. The Notes bear interest at the rate of 6.00% per annum, accruing from December 22, 2004, and payable semiannually on June 15 and December 15 of each year, commencing on June 15, 2005. The Notes mature on December 15, 2012, and are subject to the terms and conditions set forth in the indenture relating to the Notes. The proceeds were used by the Company principally to redeem $218.6 million principal amount of 9 ½% Senior Subordinated Notes due 2009 originally issued by Armkel and assumed by the Company, that were tendered in the Company’s tender offer on November 22, 2004.

As previously disclosed in January 2003, the Company entered into a receivables purchase agreement in order to refinance $60 million of the Company’s primary credit facility. The Company entered into this transaction to reduce expenses associated with the credit facility and to lower the Company’s financing costs by accessing the commercial paper market. The Company continues to sell its receivables pursuant to the receivables purchase agreement. During July 2004, as a result of its acquisition of the remaining interest in Armkel that it did not previously own, the Company amended the agreement to increase the capacity that can be borrowed from $60.0 million to $100.0 million. The proceeds of the increased borrowing were used to make a voluntary term A loan payment under the credit facility on August 4, 2004.

As previously disclosed in October 2003, the Company acquired from Conopco, Inc., a New York corporation and a wholly owned subsidiary of Unilever N.V. and Unilever PLC (“Seller”), certain assets of Seller’s oral care business in the United States (including Puerto Rico) and Canada. The purchase price was approximately $104 million in cash, plus additional performance-based payments of between $5 and $12 million payable at specified times following the closing. Through December 31, 2004, the Company has made performance-based payments of approximately $2.5 million. The acquisition included assets related to the MENTADENT brand of toothpaste and toothbrushes, PEPSODENT and AIM brands of toothpaste and exclusive licensing rights to the CLOSE-UP brand of toothpaste, in each case in the United States (including Puerto Rico) and Canada. Assets acquired in the transaction principally include the equipment, inventory, intellectual property, permits, contracts and books and records relating to the aforementioned brands. The integration of this oral care business was completed in the latter part of 2004.

The financing transactions referenced above are described in detail under “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is Item 7 of this Annual Report on Form 10-K.

As previously disclosed, in January 2002, the Company acquired Biovance Technologies, Inc. (subsequently renamed C&D Technologies, Inc.), an Oskaloosa, Iowa based producer of specialty animal feed ingredients which complement the Company’s existing range of animal nutrition products. The purchase price paid in 2002 was approximately $7.8 million (exclusive of cash acquired) and included the assumption of debt. An additional earn-out payment of $3.4 million was paid in February 2003 based upon C&D Technologies’ 2002 operating performance. A final earn-out payment of $3.2 million was paid in February 2004 based upon C&D Technologies’ 2003 operating performance.

PUBLIC INFORMATION

The Company maintains a web site at www.churchdwight.com and makes available free of charge on this web site the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission. Also available on the Company’s website are the Company’s Corporate Governance Guidelines, charters for the Audit, Compensation and Organization and Governance and Nominating Committees of the Company’s Board of Directors and the Company’s Code of Conduct. The information presented in the Company’s web site is not a part of this report and the reference to the Company’s web site is intended to be an inactive textual reference only. The foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 469 North Harrison Street, Princeton, New Jersey 08543, attention: Secretary.

FINANCIAL INFORMATION ABOUT SEGMENTS

As a result of the Armkel acquisition, the Company redefined its reportable segments. These segments are based on differences in the nature of products and organizational and ownership structures. Specifically, the Company’s business is organized into three reportable segments, Consumer Domestic, Consumer International and Church & Dwight Specialty Products Division (“SPD”). None of these segments are seasonal, with the exception of the depilatories and waxes product group in the Consumer Domestic segment which generally performs better in the spring and summer months. Information concerning the net sales, operating income and identifiable assets of each of the segments is set forth in Note 17 to the consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is Item 7 of this report.

CONSUMER PRODUCTS

Consumer Domestic

Principal Products

The Company’s founders first marketed baking soda in 1846 for use in home baking. Today, this product is known for a wide variety of uses in the home, including as a refrigerator and freezer deodorizer, scratchless cleaner and deodorizer for kitchen surfaces and cooking appliances, bath additive, dentifrice, cat litter deodorizer, and swimming pool pH stabilizer. The Company specializes in baking soda-based products, as well as other products which use the same raw materials or technology or are sold in the same markets. In addition, this segment includes other deodorizing and household cleaning products, as well as laundry and personal care products. The following table sets forth the principal products of the Company’s Consumer Domestic segment.

Type of Product	Key Brand Names
Deodorizing	ARM & HAMMER Pure Baking Soda
and Cleaning	ARM & HAMMER Fridge-n-Freezer
ARM & HAMMER Carpet & Room Deodorizer
ARM & HAMMER VACUUM-FREE Foam Carpet Deodorizer
ARM & HAMMER PET FRESH plus Pet Hair Release Carpet & Room Deodorizer
ARM & HAMMER Cat Litter Deodorizer
ARM & HAMMER Multi-Cat Cat Litter
ARM & HAMMER SUPER SCOOP Clumping Cat Litter
ARM & HAMMER CRYSTAL BLEND Clumping Cat Litter
ARM & HAMMER EASY FLUSH Clumping Cat Litter
LAMBERT KAY Pet Care Products
BRILLO Soap Pads
BRILLO SCRUB’N TOSS Disposable Cleaning Pads
SCRUB FREE Bathroom Cleaners
CLEAN SHOWER Daily Shower Preventer
CAMEO Aluminum & Stainless Steel Cleaner
SNO BOL Toilet Bowl Cleaner
PARSONS’ Ammonia

Laundry	ARM & HAMMER Powder Laundry Detergent
ARM & HAMMER Detergent Plus a Touch of Softener
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
ARM & HAMMER PEROXICARE Toothpaste
ARM & HAMMER ADVANCE WHITE Toothpaste, Gum
ARM & HAMMER COMPLETE CARE Toothpaste
ARM & HAMMER ENAMEL CARE Toothpaste
ARM & HAMMER ENAMEL CARE with Breath Defense Toothpaste
MENTADENT Toothpaste, Toothbrushes
AIM Toothpaste
PEPSODENT Toothpaste
CLOSE-UP Toothpaste
PEARL DROPS Toothpolish and Toothpaste
RIGIDENT Denture Adhesive
ARM & HAMMER ULTRAMAX Deodorant & Antiperspirants
ARRID Antiperspirants
LADY’S CHOICE Antiperspirants
TROJAN Condoms
NATURALAMB Condoms
CLASS ACT Condoms
FIRST RESPONSE Home Pregnancy and Ovulation Test Kits
ANSWER Home Pregnancy and Ovulation Test Kits
NAIR Depilatories, lotions, creams and waxes
CARTERS LITTLE PILLS Laxative

Deodorizing and Cleaning Product

The Company has sold baking soda since 1846. The ARM & HAMMER trademark was adopted in 1867. ARM & HAMMER Baking Soda remains the leading brand of baking soda in terms of consumer recognition of the brand name and reputation for quality and value.

The deodorizing properties of baking soda have led to the development of several household products. In 2004, Deodorizing and Cleaning Products constituted approximately 24% of the Company’s consumer sales and approximately 18% of the Company’s total sales. ARM & HAMMER Carpet and Room Deodorizer was the leading brand in the domestic carpet and room deodorizer market in 2004. All brand “rankings” contained in this report are based on IRI FDTKS, excluding Wal-Mart, for the 52 weeks ending December 19, 2004.

The Company markets a line of cat litter products such as ARM & HAMMER SUPER SCOOP Clumping Cat Litter, which is the number two brand in the clumping segment of the cat litter market. Line extensions of SUPER SCOOP are ARM & HAMMER CRYSTAL BLEND, a premium-priced clumping cat litter which uses silica crystals, baking soda and an anti-microbial ingredient to inhibit growth of bacterial odors, and ARM & HAMMER EASY FLUSH Clumping Cat Litter, a flushable cat litter that enables consumers to flush litter box clumps in the bathroom so odors do not escape into the home. In 2004, the Company introduced ARM & HAMMER Multi-Cat Cat Litter, designed for households with more than one cat. The Company also markets a line of pet care products under the LAMBERT KAY brand name. The Company intends to continue to innovate and offer new products under the ARM & HAMMER brand in the household and pet care categories.

The Company intends to capitalize on the well recognized BRILLO name by extending its line of soap pads and expanding into new categories.

Laundry Products

The Company’s laundry detergents constitute its largest consumer business, measured by sales volume. In 2004, Laundry Products constituted approximately 39% of the Company’s Consumer Domestic sales and approximately 29% of the Company’s total sales.

The Company markets its ARM & HAMMER Brand Laundry Detergents, in both powder and liquid forms, as value products, priced at a discount from products identified by the Company as market leaders. The Company markets its XTRA laundry detergent in both powder and liquid at a slightly lower price than ARM & HAMMER Brand Laundry Detergents. Although the powder laundry detergent segment continued its long-term decline throughout 2004, ARM & HAMMER powder maintained its position as the leading powder detergent value brand by volume share. Early in 2005, the Company launched ARM & HAMMER Detergent Plus a Touch of Softener, which combines detergent and fabric softener technologies to meet the needs of consumers who want cleaning efficacy with a softening benefit.

The Company’s Laundry Products also include fabric softener sheets that prevent static cling and soften and freshen clothes. The Company also markets ARM & HAMMER FRESH ‘N SOFT Liquid Fabric Softener. In addition the Company offers another liquid fabric softener, XTRA NICE’N FLUFFY, at a slightly lower price enabling the Company to compete at several price points.

Personal Care Product

The Company entered the personal care business using the unique strengths of its ARM & HAMMER trademark and baking soda technology, and has expanded its presence through its acquisition of antiperspirants, oral care products, depilatories and reproductive health products. The personal care market is highly innovative and is characterized by a continuous flow of new products and line extensions and intense competition, requiring heavy advertising and promotion. In 2004, Personal Care Products constituted approximately 37% of the Company’s Consumer Domestic sales and approximately 27% of the Company’s total sales.

ARM & HAMMER Baking Soda, when used as a dentifrice, whitens and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE brand name. In 2004, the Company launched ARM & HAMMER ENAMEL CARE Advanced Cleaning and Natural Whitening toothpastes, based on proprietary formulation and dual chamber tube packaging technology, which combines the cleaning and whitening properties of baking soda with fluoride and liquid calcium to fill tooth surfaces and restore enamel luster. Early in 2005 the Company launched ARM & HAMMER ENAMEL CARE with Breath Defense toothpaste, which combines liquid calcium technology with additional long-lasting breath benefits.

The Company also manufactures and markets in the United States (including Puerto Rico) and Canada, the MENTADENT brand of toothpaste and toothbrushes, PEPSODENT and AIM toothpaste, and has exclusive licensing rights to CLOSE-UP toothpaste from Conopco, Inc., a wholly owned subsidiary of Unilever N.V. and Unilever PLC. The acquisition strengthened the Company’s strategically important oral care business, tripling its unit sales and more than doubling its dollar sales within the U.S. oral care sector. Early in 2005 the Company launched MENTADENT REPLENISHING WHITE toothpaste with Liquid Calcium which strengthens tooth enamel and prevents stains from forming.

The Company’s deodorant and antiperspirant products are marketed under the ARM & HAMMER, ARRID and LADY’S CHOICE brand names. In the past few years the Company has broadened its antiperspirant products by launching ARRID Total Soft Solid antiperspirants and ARM & HAMMER ULTRAMAX gel antiperspirant. In 2005, the entire ARRID antiperspirant line will be restaged with improved formulas, fragrances and packaging.

Following the Armkel acquisition, the Company now includes in its Consumer Domestic segment additional products relating to reproductive health (TROJAN condoms and FIRST RESPONSE and ANSWER home pregnancy and ovulation test kits) and skin care (NAIR depilatories and waxes).

Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases (STDs). The TROJAN condom brand has been in use for more than 80 years. In 2004, the brand continued its share leadership in the United States behind the success of such products as EXTENDED PLEASURE, HER PLEASURE, TWISTED PLEASURE, the continuation of the TROJAN MAN advertising campaign, and an ongoing comprehensive educational program. In 2004, two new products were added to the TROJAN condom line, SHARED PLEASURE and MAGNUM WITH WARM SENSATIONS, a unique lubricant system which warms the skin on contact for enhanced pleasure. Early in 2005, the Company launched TROJAN MINT TINGLE, a flavored lubricated condom. In addition, the Warming Sensations lubricating system introduced last year will be extended to the HER PLEASURE line of condoms.

In 2004, FIRST RESPONSE was the number two brand in the home pregnancy and test kit business category. The Company also markets a second brand, ANSWER, which competes in the value segment of the home pregnancy and ovulation test kit market.

The NAIR line of non-shaving hair removal products is the number two brand in the United States, with innovative products that address consumer needs for quick, complete and longer-lasting hair removal. The Company offers waxes, depilatory creams and cloth strips under the NAIR brand name. In 2004, the Company launched a line of “No Touch” depilatory products, including NAIR mousse, a product designed for direct application and improved ease of use.

Consumer International

The Consumer International segment sells a variety of personal care products in international markets, including France, the United Kingdom, Canada, Mexico, Australia and Spain.

Certain of the Company’s international product lines are similar to its domestic product lines. For example, the Company markets depilatories and waxes, home pregnancy and ovulation test kits and oral care products in most of its international markets and markets condoms in Canada, Mexico and the United Kingdom.

The Company believes that approximately 21% of its international net sales in this segment are attributable to brands which hold the number one or two position in their respective local markets. With the exception of France and Canada, which each account for 27% of the Company’s international sales in this segment, no other country in which the Company operates accounts for more than 20% of its total international net sales, and no brand accounts for more than 13% of its total international net sales. Certain of the Company’s international product lines are similar to its domestic product lines.

During the past few years, the Company has expanded its products into other international markets by introducing TAKY/ NAIR waxes and depilatory products into Spain, the United Kingdom, Canada and Australia, PEARL DROPS products into Australia, LINEANCE BODY CARE products into Spain and STERIMAR nasal hygiene products into Canada and Australia. LINEANCE, one of the Company’s skin care products, is the leading supermarket brand in slimming body care in France.

The majority of the products that the Company offers within the Consumer International segment were formerly Armkel products. However, the Company continues to seek opportunities to expand distribution of ARM & HAMMER products.

COMPETITION FOR CONSUMER DOMESTIC AND CONSUMER INTERNATIONAL

For information regarding Consumer Domestic and Consumer International Products Competition, see “Competitive Environment” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is Item 7 of this report.

Product introductions usually involve heavy marketing costs in the year of launch, and the eventual success of the new product and line extensions described in this Annual Report on Form 10-K will not be known for some time.

DISTRIBUTION FOR CONSUMER DOMESTIC

Products in the Consumer Domestic segment are primarily marketed throughout the United States and Canada and sold through a broad distribution platform that includes supermarkets, mass merchandisers, such as Wal-Mart, and drugstores. The Company employs a sales force based regionally throughout the United States. This sales force utilizes the services of independent food brokers in each market. The Company’s products are strategically located in Company plants and public warehouses and either picked up by customers or delivered by independent trucking companies.

DISTRIBUTION FOR CONSUMER INTERNATIONAL

The Company’s Consumer International distribution network is based on capacity and cost considerations. In Canada, Mexico, Spain and Australia, finished goods are warehoused internally and shipped directly to customers through independent freight carriers. In the United Kingdom, all product distribution is subcontracted to a professional distribution company. In France, distribution of consumer products to mass markets is handled internally while distribution of OTC products to pharmacies and professional diagnostics to laboratories is handled by outside agencies.

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
ARM & HAMMER TORTILLA BLEND Leavening Mix
ARMAGRIP Anti-Slip Floor Treatment
ARMAND PRODUCTS Potassium Carbonate and Potassium Bicarbonate (1)
SORB-N-C Pollution Control
ALKALINITY FIRST Pool Treatment

Animal Nutrition	ARM & HAMMER Feed Grade Sodium Bicarbonate
ARMACAD-G Enhanced Sesquicarbonate
MEGALAC Rumen Bypass Fat
SQ-810 Natural Sodium Sesquicarbonate
BIO-CHLOR and FERMENTEN Rumen Fermentation Enhancers
DCAD Plus Feed Grade Potassium Carbonate (2)

Specialty Cleaners	Commercial & Professional Cleaners and Deodorizers
ARMAKLEEN Aqueous Cleaners (3)
AQUAWORKS Aqueous Cleaners (3)
ARMEX Blast Media (3)

(1)	Manufactured and marketed by Armand Products Company, an entity in which the Company holds a joint venture interest.
(2)	Manufactured for the Company by Armand Products Company.
(3)	Distributed by The Armakleen Company, an entity in which the Company holds a joint venture interest.

Specialty Chemicals

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

The Company markets and sells ammonium bicarbonate and other specialty chemicals to food and agricultural markets in Europe through its wholly-owned British subsidiary, Brotherton Speciality Products Ltd.

The Company’s 99% owned Brazilian subsidiary, Quimica Geral do Nordeste (“QGN”) is South America’s leading provider of sodium bicarbonate.

The Company and Occidental Petroleum Corporation are equal partners in a joint venture named Armand Products Company, which produces and markets potassium carbonate and potassium bicarbonate. Potassium chemicals are sold to, among others, the glass industry for use in TV and computer monitor screens. Armand Products also manufactures for the Company a potassium carbonate-based animal feed additive for sale in the dairy industry.

Animal Nutrition Products

A special grade of sodium bicarbonate, as well as sodium sesquicarbonate, is sold to the animal feed market as a feed additive for use by dairymen as a buffer, or antacid, for dairy cattle. The Company also markets and sells DCAD Plus Feed Grade Potassium Carbonate as a feed additive into the animal feed market. This product is manufactured for the Company by Armand Products Company.

The Company markets and sells MEGALAC Rumen Bypass Fat, a nutritional supplement made from natural oils, which enables cows to maintain energy levels during the period of high-milk production, resulting in improved milk yields and minimal weight loss. The product and the trademark MEGALAC are licensed under a long-term license agreement from a British company, Volac Ltd.

The Company also manufactures, markets and sells BIO-CHLOR and FERMENTEN, a range of specialty feed ingredients for dairy cows, which improve rumen feed efficiency and help increase milk production.

Specialty Cleaners

The Company also provides a line of cleaning and deodorizing products for use in commercial and industrial applications such as office buildings, hotels, restaurants and the like.

The Company formed a joint venture in 1999 with the Safety-Kleen Corporation called The ArmaKleen Company. The ArmaKleen Company was formed to build a specialty cleaning products business based on the Company’s technology and Safety-Kleen’s sales and distribution organization. This joint venture distributes the Company’s proprietary product line of aqueous cleaners along with the Company’s ARMEX Blast Media line. Within two years after formation, the joint venture was affected by Safety-Kleen’s financial difficulties, which led to Safety-Kleen’s Chapter 11 filing and implementation of a major reorganization during 2000. In 2003 Safety-Kleen emerged from bankruptcy, and although The ArmaKleen Company continues to demonstrate increased stability, the Company is unable to predict the long-term prospects for this joint venture. The Company continues to pursue opportunities to build a specialized industrial cleaning business using our aqueous-based technology as well as The ArmaKleen Company’s ARMEX Blast Media line of products, which is designed for the removal of a wide variety of surface coatings.

COMPETITION FOR SPD

For information regarding Specialty Products Competition, see “Competitive Environment” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is Item 7 of this report. Product introductions usually involve heavy introductory costs in the year of launch, and the eventual success of the new product and line extensions will not be known for some time.

DISTRIBUTION FOR SPD

In the SPD segment, the Company markets sodium bicarbonate and other chemicals to industrial and agricultural customers primarily throughout the United States and Canada. Distribution is accomplished through regional sales offices and manufacturer’s representatives, augmented by the sales personnel of independent distributors throughout the country. The Company’s products in this segment are located in Company plants and public warehouses and are either delivered by independent trucking companies or picked up by customers at the Company’s facilities.

RAW MATERIALS AND SOURCES OF SUPPLY

The Company manufactures sodium bicarbonate for both of its consumer and specialty products businesses at two of its plants located at Green River, Wyoming and Old Fort, Ohio. The primary source of soda ash, a basic raw material in the production of sodium bicarbonate, used by the Company is the mineral trona which is found in abundance in southwestern Wyoming, near the Company’s Green River plant. The Company has adequate trona reserves under mineral leases to support the requirements of its sodium bicarbonate business and may acquire other leases in the future as the need arises.

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

PATENTS AND TRADEMARKS

The Company’s trademarks (identified throughout this annual report in capitalized letters), including ARM & HAMMER, are registered with the United States Patent and Trademark Office and also with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by the Company since the late 1800’s, and is a valuable asset and important to the successful operation of the Company’s business. The Company’s other valuable trademarks include TROJAN, NAIR, FIRST RESPONSE, MENTADENT, CLOSE-UP, AIM, PEPSODENT, XTRA, BRILLO, ARRID, SNO BOL, PARSONS’, SCRUB FREE and CLEAN SHOWER. United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. The Company maintains a portfolio of trademarks representing substantial goodwill in the businesses using the trademarks.

United States patents are currently granted for a term of 20 years from the date the patent application is filed. Although the Company actively develops and maintains a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

A group of three Consumer Domestic products customers accounted for approximately 26% of consolidated net sales in 2004, including a single customer, Wal-Mart Stores, Inc., which accounted for approximately 18%. A group of three Consumer Domestic customers accounted for approximately 26% of consolidated net sales in 2003 including Wal-Mart, which accounted for approximately 17%. This group also accounted for approximately 23% of net sales (of which Wal-Mart accounted for 16%) in 2002.

The time between receipt of orders and shipment is generally short, and, as a result, backlog is not significant.

RESEARCH & DEVELOPMENT

The Company conducts research and development primarily at its Princeton and Cranbury facilities in New Jersey. The Company devotes significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features, to provide increased convenience and/or value to its customers. To increase its innovative capabilities, the Company engages outside contractors for general research and development in activities beyond its core areas of expertise. During 2004, $33.0 million was spent on research activities as compared to $26.9 million in 2003 and $26.9 million in 2002.

GOVERNMENTAL REGULATION

Some of the Company’s products are subject to regulation under the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration, the Fair Packaging and Labeling Act, the Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act, which are administered by the Environmental Protection Agency. The Company is also subject to regulation by the Federal Trade Commission in connection with the content of its labeling, advertising, promotion, trade practices and other matters. The Company’s relationship with certain unionized employees may be overseen by the National Labor Relations Board. The Company’s activities are also regulated by various agencies of the states, localities and foreign countries in which the Company sells its products.

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

GEOGRAPHIC AREAS

Approximately 83% of net sales of the Company (exclusive of unconsolidated entities) in 2004, 91% in 2003 and 92% in 2002 were to customers in the United States and approximately 92% of long-lived assets of the Company (exclusive of unconsolidated entities) in 2004, 94% in 2003 and 95% in 2002 were located in the United States.

EMPLOYEES

At December 31, 2004, the Company had approximately 3,800 employees. The Company is party to a labor contract with the United Industrial Workers of North America at its London, Ohio plant which contract continues until September 28, 2007. Internationally, the Company employs union employees in France, Spain and Mexico. The Company believes that its relations with both its union and non-union employees are satisfactory.

CLASSES OF SIMILAR PRODUCTS

The Company’s operations, exclusive of unconsolidated entities, constitute three reportable segments, Consumer Domestic, Consumer International and SPD. The table set forth below shows the percentage of the Company’s net sales contributed by each group of similar products marketed by the Company during the period from January 1, 2002 through December 31, 2004.

	% of Net Sales
	2004	2003	2002
Consumer Domestic
Deodorizing and Cleaning	18%	23%	25%
Laundry	29%	38%	38%
Personal Care	27%	18%	17%

Consumer International	12%	3%	3%

SPD	14%	18%	17%

The table above reflects consolidated net sales, exclusive of unconsolidated entities. Segment information that includes unconsolidated entities is contained in Note 17 of the Company’s Consolidated Financial Statements included in this report.

RISK FACTORS

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

The Company has recently introduced a number of new consumer products, such as ARM & HAMMER ENAMEL CARE toothpastes, TROJAN MINT TINGLE condoms, ARM & HAMMER multi-cat cat litter and line extensions to its NAIR depilatory brand. The development and introduction of new products involves substantial research, development and marketing expenditures which the Company may be unable to recoup if the new products do not gain widespread market acceptance. In addition, if the new products merely cause sales of the Company’s existing products to decline, the financial performance of the Company could be harmed.

•	The Company may discontinue products or product lines which could result in returns, asset write-offs and shut down costs. The Company may also engage in product recalls, which would reduce its cash flow and earnings.

In the past, the Company has discontinued certain products and product lines which resulted in returns from customers, asset write-offs and shut down costs. The Company may suffer similar adverse consequences in the future to the extent it discontinues products that do not meet expectations or no longer satisfy consumer demand. Product returns, write-offs or shut down costs would reduce cash flow and earnings. Product efficacy or safety concerns could result in product recalls or declining sales, which would reduce cash flow and earnings.

•	The Company faces intense competition in a mature industry that may require it to increase expenditures and accept lower profit margins to preserve or maintain its market share. Unless the markets in which the Company competes grow substantially, a loss of market share will result in reduced sales levels and declining operating results.

During 2004, approximately 83% of the Company’s sales were generated in U.S. markets. U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to the Company’s most significant product categories, such as laundry detergents, deodorizers and household cleaning products, toothpastes and antipersipirants and deodorants. The Company’s unit sales growth in domestic markets will depend on increased use of its products by consumers, product innovation and its ability to capture market share from competitors. The Company may not succeed in implementing its strategies to increase domestic revenues.

The consumer products industry, particularly the laundry detergent, personal care and air deodorizer categories, is intensely competitive. To protect its existing market share or to capture increased market share, the Company may need to increase expenditures for promotions and advertising and introduce and establish new products. Increased expenditures may not prove successful in maintaining or enhancing market share and could result in lower sales and profits. Many of the Company’s competitors, including The Procter & Gamble Company, Unilever, Inc., The Clorox Company, Colgate-Palmolive Company, Gillette Co., Henkel, SSL Industries, Reckitt Benkiser, Pfizer and S.C. Johnson & Son, Inc., are substantially larger companies that have greater financial resources than the Company has. These competitors have the capacity to outspend the Company should they attempt to gain market share. In addition, if the Company loses market share and the markets in which it competes do not grow, the Company’s sales levels and operating results would decline.

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

Wal-Mart, including its affiliate Sam’s Club, is the Company’s largest customer, accounting for approximately 18% of net sales in 2004, 17% of net sales in 2003 and 16% of net sales in 2002. The Company’s top three customers accounted for approximately 26% of net sales in 2004, 26% of net sales in 2003 and 23% of net sales in 2002. The loss of or a substantial decrease in the volume of purchases by Wal-Mart or any of the Company’s other top customers would harm the Company’s sales and profitability.

•	The Company may make acquisitions that could result in dilution to its current stockholders or increase its indebtedness, or both. In addition, acquisitions that are not properly integrated or are otherwise unsuccessful could strain or divert the Company’s resources.

The Company has made several acquisitions in the past few years, including the acquisition of USA Detergents, Inc., Biovance Technologies, Inc., Unilever’s oral care brands in the United States and Canada and some of the consumer products businesses of Carter-Wallace, Inc., which was completed through the acquisition of Armkel, and may make additional acquisitions or substantial investments in complementary businesses or products in the future. Any future acquisitions or investments would entail various risks, including the difficulty of assimilating the operations and personnel of the acquired businesses or products, the potential disruption of the Company’s ongoing business and, generally, the Company’s potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. These factors could harm the Company’s financial condition and operating results. Any future acquisitions or investments could result in substantial cash expenditures, the issuance of new equity in the Company and the incurrence of additional debt and contingent liabilities. In addition, any potential acquisitions or investments, whether or not they are ultimately completed, could divert the attention of management and divert other resources from other matters that are critical to the Company’s operations.

•	The Company’s condom product line could suffer if the spermicide N-9 is proved or perceived to be harmful.

The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance is uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and it is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. While labeling guidance from the FDA is pending, the Company has implemented an interim label statement change cautioning against rectal use and multiple daily acts of vaginal intercourse.

If the FDA or state governments take action that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur further costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

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

•	The Company is subject to various government regulations in the countries in which it operates that could adversely affect its business.

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by federal agencies, including the FDA, the Federal Trade Commission, or FTC, and the Consumer Product Safety Commission. In addition, the Company’s operations are subject to the oversight of the Environmental Protection Agency, the Occupational Safety and Health Administration and the National Labor Relations Board. The Company’s activities are also regulated by various agencies of the states, localities and foreign countries in which the Company’s products are sold.

In particular, the FDA regulates the safety, manufacturing, labeling and distribution of condoms, home pregnancy and ovulation test kits, and over-the-counter pharmaceuticals. The FDA also exercises a somewhat less rigorous oversight over cosmetic products such as depilatories. In addition, pursuant to a memorandum of understanding between the FDA and the FTC, the FTC has jurisdiction with regard to the promotion and advertising of these products, and the FTC regulates the promotion and advertising of the Company’s other products as well. As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that the Company uses to manufacture regulated products and may observe compliance issues that would require the Company to make certain changes in the Company’s manufacturing facilities and processes. It may be necessary to make additional expenditures to comply with these regulatory observations or possibly stop selling certain products until a condition has been remediated. As a result, the Company’s business could be adversely affected.

The Company’s international operations, including the production of over-the-counter drug products, are subject to regulation in each of the foreign jurisdictions in which the Company manufactures or markets goods. Changes in product standards or manufacturing requirements in any of these jurisdictions could require the Company to make certain modifications to its operations or product formulations, or to cease manufacturing certain products completely. As a result, the Company’s business could be adversely affected.

•	The Company is subject to risks related to its international operations that could adversely affect the results of operations.

In May 2004, the Company acquired the remaining 50% ownership interest in Armkel that the Company did not already own, increasing the scope of the Company’s foreign operations. These operations subject the Company to risks customarily associated with foreign operations, including:

•	currency fluctuations;

•	import and export license requirements;

•	trade restrictions;

•	changes in tariffs and taxes;

•	restrictions or repatriating foreign profits back to the United States; and

•	difficulties in staffing and managing international operations.

In all foreign jurisdictions in which the Company operates, the Company is subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit the Company’s ability to repatriate cash as dividends or otherwise to the United States and may limit the Company’s ability to convert foreign currency cash flow into U.S. dollars. Outside the United States, sales and costs are denominated in a variety of currencies, including the euro, British pound, Brazilian real, Canadian dollar, Mexican peso and Australian dollar. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated may decrease operating profits and cash flow.

•	Environmental matters create potential liability risks.

The Company must comply with various environmental laws and regulations in the jurisdictions in which the Company operates, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such chemicals due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations. It is possible that the Company could become subject to additional environmental liabilities in the future that could result in a material adverse effect to the results of operations or financial condition.

•	Failure to maximize or successfully assert intellectual property rights could materially impact the Company’s competitiveness.

The Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property rights. The Company cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights, or, where appropriate, license intellectual property rights necessary to support new product introductions. The Company cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. The Company’s failure to perfect or successfully assert intellectual property rights could make the Company less competitive and could have a material adverse effect on the business, operating results and financial condition of the Company.

•	The Company’s substantial indebtedness could adversely affect its financial condition and its ability to operate its businesses and repay the indebtedness.

As of December 31, 2004, the Company had $858.7 million of total consolidated indebtedness. This level of indebtedness could (i) limit the Company’s ability to borrow money to fund working capital, capital expenditures, acquisitions and debt service requirements and other financing needs and (ii) make the Company more vulnerable to a downturn in its business, industry or the economy in general. In the event of a general increase in interest rates the Company’s interest expense would increase because a substantial portion of the indebtedness, including all of the indebtedness under the Company’s senior credit facilities, bears interest at floating rates. The Company’s failure to service its indebtedness or obtain additional financing as needed could have a material adverse effect on the business operating results and financial condition of the Company. The terms of the subordinated note and credit agreement place a limit on the amount of certain cash payments the Company can make. This limitation includes the amount the Company can pay in dividends on its common stock. As long as the Company is not in default under either agreement, the limitation ( which is a percent of net income relative to the Company’s consolidated leverage ratio) is such that the Company does not currently anticipate having an effect on the its ability to pay dividends at its current rate.

ITEM 2. PROPERTIES.

The Company’s executive offices and research and development facilities are owned by the Company and are located on 22 acres of land in Princeton, New Jersey, with approximately 127,000 square feet of office and laboratory space. The Company also owns a 36,000 square foot research and development facility in Cranbury, New Jersey. In addition, the Company leases space in two buildings adjacent to its Princeton facility, pursuant to a multi-year lease, which contain approximately 90,000 square feet of office space. The Company also leases regional sales offices in various locations throughout the United States.

The Company and its consolidated subsidiaries also own or lease other facilities as set forth in the following table:

Location(1)	Products Manufactured	Approximate Area (Sq. Feet)
Owned:
Manufacturing facilities
Harrisonville, Missouri	Liquid laundry detergent and fabric softener	360,000
Green River, Wyoming	Sodium bicarbonate and various consumer products	273,000
Lakewood, New Jersey	Various consumer products	250,000
Old Fort, Ohio	Sodium bicarbonate, rumen bypass fats and various consumer products	208,000
Camaçari, Bahia, Brazil	Sodium bicarbonate and other products	120,000
London, Ohio	Soap pads and fabric softener sheets	114,000
Feira de Santana, Bahia, Brazil	Barium carbonate and other products	106,000
Chicago, Illinois(2)	Powder laundry detergent	105,000
Wakefield, England	Various specialty products	71,000
Madera, California	Rumen bypass fats and related products	50,000
Oskaloosa, Iowa	Animal nutrition products	27,000
Cranbury, New Jersey(3)	—	734,000
Colonial Heights, Virginia	Condoms	220,000
Montreal, Canada	Personal care products	157,000
Folkestone, England	Personal care products	78,000
Mexico City, Mexico(4)	Pharmaceutical products	37,600
New Plymouth, New Zealand	Condom processing	31,000
Warehouse
Harrisonville, Missouri	—	150,000
Green River, Wyoming	—	101,000
Toronto, Canada	—	52,000
Camaçari, Bahia, Brazil	—	39,200
Feira de Santana, Bahia, Brazil	—	13,100

Leased:
Manufacturing facility
North Brunswick, New Jersey(5)	Liquid laundry detergent and other consumer products	360,000
Barcelona, Spain	Personal care products	83,000
Folkestone, England	Personal care products	21,500
Warehouse
North Brunswick, New Jersey(6)	—	525,000
North Brunswick, New Jersey(7)	—	156,000
North Brunswick, New Jersey(6)	—	130,275
Toronto, Canada	—	80,000
Folkestone, England	—	65,000
Revel, France	—	35,500
Mexico City, Mexico	—	27,500
Sydney, Australia	—	24,900
Atlanta, Georgia	—	23,071
Offices
Levallois, France	—	22,500

1.	These facilities are owned unless otherwise indicated.
2.	The facility is situated on a three-acre land parcel and is subject to a lease that expires in 2080.

3.	The Cranbury production facility was closed during 2002 and the Company has entered into agreements to sell a portion of the facility. The closings will occur upon the satisfaction of certain terms conditions which is expected to occur by the end of 2005. The Company continues to operate a 36,000 square foot research facility located on the site.
4.	The Company has entered into an agreement in principle to sell this facility. The closing is expected to take place in 2005.
5.	Lease expires in 2015, subject to one five-year extension at the option of the Company.
6.	Lease expires in 2010.
7.	Lease expires in 2011.

In Syracuse, New York, the Company owns a 21 acre site which includes a group of connected buildings. This facility was closed in 2001 and a portion of the facility is now leased to a third party.

Armand Products Company owns and operates a potassium carbonate manufacturing plant located in Muscle Shoals, Alabama. This facility contains approximately 53,000 square feet of space and has a production capacity of 103,000 tons of potassium carbonate per year.

The Company’s 99% owned Brazilian subsidiary, QGN, has its administrative headquarters in Rio de Janeiro.

The Old Fort plant has a production capacity for sodium bicarbonate of 280,000 tons per year. The Green River plant has a production capacity for sodium bicarbonate of 200,000 tons per year.

The Company believes that its operating and administrative facilities are adequate and suitable for the conduct of its business. The Company also believes that its production facilities are suitable for current manufacturing requirements for its consumer and specialty products. In addition, the facilities possess a capacity sufficient to accommodate the Company’s estimated increases in production requirements over the next several years, based on its current product lines.

ITEM 3. LEGAL PROCEEDINGS

On January 17, 2002, a petition for appraisal, Cede & Co., Inc. and GAMCO Investors, Inc. v. MedPointe Healthcare Inc., was filed in the Court of Chancery of the State of Delaware demanding a determination of the fair value of shares of MedPointe. The action was brought by purported former shareholders of Carter-Wallace in connection with the merger on September 28, 2001 of MCC Acquisition Sub Corporation with and into Carter-Wallace. The merged entity subsequently changed its name to MedPointe. The petitioners sought an appraisal of the fair value of their shares in accordance with Section 262 of the Delaware General Corporation Law. The matter was heard by the court on March 10 and 11, 2003, at which time the petitioners purportedly held approximately 2.3 million shares of MedPointe. An additional post-trial hearing was held on January 20, 2004 to address the valuation of the Company. The Court determined that the petitioners were entitled to receive an additional $4.01 per Carter-Wallace share over the $20.44 per share price paid on the merger date, and that interest on the full appraisal value, at the annual rate of 7.5% compounded quarterly, should be added to the award.

MedPointe and certain former Carter-Wallace shareholders were party to an indemnification agreement pursuant to which such shareholders would be required to indemnify MedPointe from a portion of the damages suffered by MedPointe in relation to the exercise of appraisal rights by the former Carter-Wallace shareholders in the merger. Pursuant to the agreement, the shareholders agreed to indemnify MedPointe for 40% of any Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) suffered by MedPointe in relation to the merger; provided, that if the total amount of Appraisal Damages exceeded $33.3 million, then the indemnifying stockholders will indemnify MedPointe for 100% of any damages suffered in excess of that amount. The Company, in turn, was party to an agreement with MedPointe pursuant to which it agreed to indemnify MedPointe and certain related parties against 60% of any Appraisal Damages for which MedPointe remains liable. The maximum liability to the Company pursuant to the indemnification agreement was $12 million.

On March 27, 2003, GAMCO Investors, Inc. filed a separate complaint in the New York Supreme Court seeking damages from MedPointe, the former directors of Carter-Wallace, and one of the former shareholders of Carter-Wallace. The complaint alleged breaches of fiduciary duty in connection with certain employment agreements with former Carter-Wallace executives, the sale of Carter Wallace’s consumer products business to the Company and the merger of MCC Acquisition Sub Corporation with and into Carter-Wallace. The complaint sought monetary damages and equitable relief, including among other things, invalidation of the transactions. The Company was not named as a defendant in this action and believed it had no liability.

On October 12, 2004, MedPointe and the plaintiffs settled both legal actions. In connection with the settlements, the Company entered into a settlement agreement and release with MedPointe pursuant to which, in settlement of the Company’s indemnification obligations or other claims that Medpointe may have against the Company and certain persons related to the Company, the Company agreed to pay MedPointe $8.1 million. Payment was made by the Company on October 13, 2004.

On January 30, 2004 a suit was filed against the Company by Fleming Companies, Inc. in the US Bankruptcy Court, District of Delaware. Fleming, a customer of the Company, previously filed a voluntary petition for bankruptcy under Chapter 11, Title 11 of the United States Bankruptcy Code on April 1, 2003. Fleming sought the recovery of certain preference payments and overpayments made to the Company in the amount of approximately $4.2 million. In addition, Fleming claimed that it is owed approximately $1.9 million relating to a vendor agreement with the Company. In December 2004, the Company settled this matter with the Reclamation Creditors’ Trust, successor in interest to the debtors, including Fleming, in the amount of $1.1 million. This amount was paid in January 2005.

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Price Range and Dividends	Low	2004 High	Dividend	Low	2003 High	Dividend
1st Quarter	$25.61	$29.69	$0.055	$18.39	$20.97	$0.050
2nd Quarter	28.13	31.45	0.055	19.90	22.29	0.050
3rd Quarter	27.45	31.95	0.060	21.00	23.55	0.053
4th Quarter	26.85	33.65	0.060	22.91	27.66	0.053

Full Year	$25.61	$33.65	$0.23	$18.39	$27.66	$0.21

Based on composite trades reported by the New York Stock Exchange.

Approximate number of holders of Church & Dwight’s Common Stock as of December 31, 2004: 10,000.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data for the periods presented have been derived from the Company’s audited consolidated financial statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

ELEVEN-YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data)

	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
Operating Results

Net Sales	$1,462.1	1,056.9	1,047.1	959.7	691.2	635.6	585.7	493.9	450.4	428.0	420.8
Marketing	$161.2	88.8	86.2	74.8	74.1	71.4	75.2	58.6	50.1	53.0	52.7
Research & development	$33.0	26.9	26.9	21.8	19.4	17.9	16.4	15.8	17.8	18.5	20.6
Income from operations	$171.8	111.9	104.5	93.5	52.2	67.7	42.5	30.6	27.3	8.4	1.5
% of sales	11.8%	10.6%	10.0%	9.7%	7.6%	10.7%	7.3%	6.2%	6.1%	2.0%	0.4%
Net income	$88.8	81.0	66.7	47.0	33.6	45.4	30.3	24.5	21.2	10.2	6.1
Net income per share—basic	$1.44	1.34	1.12	0.81	0.59	0.78	0.52	0.42	0.37	0.17	0.11
Net income per share—diluted	$1.36	1.28	1.07	0.77	0.56	0.74	0.51	0.41	0.36	0.17	0.11

Financial Position

Total assets	$1,878.0	1,119.6	988.2	949.1	455.6	476.3	391.4	351.0	308.0	293.2	294.5
Total debt	$858.7	397.0	368.4	418.1	34.0	84.4	48.8	39.5	7.5	12.5	32.5
Stockholders’ equity	$560.0	438.5	347.6	282.3	234.7	226.7	194.8	179.3	165.3	153.7	153.9
Total debt as a % of total capitalization	61%	48%	51%	60%	13%	27%	20%	18%	4%	8%	17%

Other Data

Average common shares outstanding-basic (In thousands)	61,868	60,341	59,445	58,319	57,482	58,188	58,101	58,383	58,602	58,701	59,118
Cash dividends paid	$14.0	12.5	11.9	11.3	10.7	10.1	9.3	9.0	8.6	8.6	8.7
Cash dividends paid per common share	$0.23	0.21	0.20	0.19	0.19	0.17	0.16	0.15	0.15	0.15	0.15
Stockholders’ equity per common share	$9.05	7.26	5.84	4.84	4.08	3.89	3.37	3.08	2.83	2.63	2.63
Additions to property, plant and equipment	$35.0	32.2	38.7	34.1	21.8	33.1	27.1	9.9	7.1	19.7	28.4
Depreciation and amortization	$39.1	30.2	27.9	27.8	23.5	19.3	16.5	14.2	13.6	13.1	11.7
Employees at year-end	3,741	2,266	2,256	2,099	1,439	1,324	1,127	1,137	937	941	1,028

(1)	All share and per share amounts have been restated to reflect the 2004 three-for-two stock split.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

Overview

The Company develops, manufactures and markets a broad range of consumer and specialty products. It recognizes revenues and profits from selling its products under a variety of brands, including ARM & HAMMER and TROJAN, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors. On May 28, 2004, the Company acquired the joint venture interest in Armkel owned by affiliates of Kelso & Company, and Armkel was merged into the Company. This is sometimes referred as “the Armkel acquisition.” The discussion of results of operations of Armkel are reflected in the results of operations since the acquisition on May 28, 2004.

The Company is divided into three primary segments, Consumer Domestic, Consumer International and Specialty Products. Our Consumer Domestic segment includes household products for deodorizing and cleaning, such as ARM & HAMMER baking soda, cat litter, SCRUB-FREE, BRILLO cleaning products and laundry products, such as XTRA and ARM & HAMMER laundry detergents; and personal care products, such as TROJAN condoms, NAIR depilatories and waxes, FIRST RESPONSE and ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant and ARM & HAMMER, MENTADENT, CLOSE-UP, PEPSODENT and AIM toothpastes. Our Consumer International segment sells a variety of personal care products, some of which use the same brands as our domestic product lines, in international markets, including France, the United Kingdom, Canada, Mexico, Australia and Spain. Our Specialty Products segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. For the twelve months ended December 31, 2004, our Consumer Domestic, Consumer International and Specialty Products segments (“SPD”) represented approximately 74%, 12% and 14%, respectively, of net sales.

For the two year period ended December 31, 2004, the Company’s earnings per share has grown at an average rate of approximately 13%, its sales has increased from $1,047.1 million in 2002 to $1,462.1 million in 2004 and its gross profit margin increased from 29.7% in 2002 to 36.5% in 2004. The major reasons for these increases stem from the Unilever oral care business and Armkel acquisitions.

The Company operates in highly competitive consumer product markets, in which cost efficiency, new product offerings and innovation are critical to success. The consumer products markets are particularly mature in North America and are characterized by high household penetration, particularly with respect to our most significant product categories such as laundry detergents and oral care. Furthermore, because of ongoing retail sector consolidation and the competitive environment facing retailers, the Company faces pricing pressure from these customers, particularly the high-volume retail store customers, who have increasingly sought to obtain pricing concessions or better trade terms. To protect our existing market share or to capture increased market share, the Company has had to increase expenditures for promotions and advertising and to introduce and establish new products. Consequently, the need for on-going cost cutting initiatives needs to be sustained as new product introductions or product line extensions remain the most viable path to generating organic top-line growth given the mature nature of most product categories in North American markets. Through its recent acquisitions, the Company has been able to lower its overall unit costs and increase the productivity of its various manufacturing facilities. This has resulted in higher levels of cash flow.

In the Specialty Products segment, competition within the specialty chemicals and animal nutrition product lines remained intense in 2003 and 2004. Specialty chemicals operates in a competitive environment influenced by capacity utilization, buyers’ leverage and the impact of raw material and energy costs. With respect to the animal nutrition product line, the Company continues to face higher ingredient costs for its line of nutritional supplements under the MEGALAC brand name, and weathered a poor U.S. dairy economy in 2003, which had a severe impact on the purchasing ability and financial viability of dairymen. To meet these challenges, the Specialty Products business pursued an important business improvement initiative which was aimed at improving its longer term operational effectiveness and cost structure.

Critical accounting policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our observance of trends in industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies include:

Promotional and sales returns reserves

The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Promotional reserves are provided for sales incentives made directly to consumers such as coupons and sales incentives made to vendors such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements. All such costs are netted against sales. Slotting costs are recorded when the related sale is recognized. Co-op advertising costs are recorded when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when product is sold relating to the promotion. The Company relies on historical experience and forecasted data to determine the required reserves. For example, the Company uses historical experience to project coupon redemption rates to determine reserve requirements. Based on the total face value of coupons redeemed over the past couple of years, a 0.1% deviation in the actual rate of redemptions versus the rate accrued for in the financial statements could result in approximately a $2 million difference in the reserve required. With regard to other promotional reserves and sales returns, we use experience-based estimates, customer and sales organization inputs, and historical trend analysis in arriving at the reserves required. If the Company’s estimates for vendor promotional activities and sales returns were to differ by 10%, the impact to promotional spending and sales return accruals would be approximately $6.0 million. While we believe that our promotional and sales returns reserves are adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. During the twelve months ended December 31, 2004, the Company reversed prior year promotion liabilities of approximately $10.2 million based on changes to previous estimates, and in 2003 and 2002 the Company reversed prior year promotion liabilities of approximately $1.3 million and $5.3 million, respectively.

Impairment of goodwill, trademarks and other intangible assets and property, plant and equipment

Carrying values of goodwill, trademarks and other indefinite lived intangible assets are reviewed periodically for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company’s impairment review is based on a discounted cash flow approach that requires significant judgment with respect to volume, revenue and expense growth rates, and the selection of an appropriate discount rate. Management uses estimates based on expected trends in making these assumptions. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. For trademarks and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities and acts by governments and courts may indicate that an asset has become impaired.

Property, plant and equipment and other long-lived assets are reviewed periodically for possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment implications. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

The estimates and assumptions used are consistent with the business plans and estimates that the Company uses to manage its business operations. The use of different assumptions would increase or decrease the estimated value of future cash flows and would have increased or decreased any impairment charge taken. Future outcomes may also differ. If the Company’s products fail to achieve estimated volume and pricing targets, market conditions unfavorably change or other significant estimates are not realized, then the Company’s revenue and cost forecasts may not be achieved, and the Company may be required to recognize additional impairment charges. In 2004, the Company recognized tradename impairment, plant impairment and equipment obsolescence charges of approximately $6.7 million, which was included in the operating results of the Consumer Domestic segment. In 2003 the Company recognized an impairment charge of $2.7 million on manufacturing equipment which was charged to the Consumer Domestic segment. In 2002, the Company recognized tradename, equipment obsolescence and plant impairment charges of approximately $6.2 million, which was charged to the Consumer Domestic segment.

Inventory valuation

When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value), including any costs to sell or dispose. The Company identifies any slow moving, obsolete or excess inventory to determine whether a valuation allowance is needed. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. The estimates as to the future demand used in the valuation of inventory are dependent on the ongoing success of the Company’s products. In addition, the Company’s allowance for obsolescence may be impacted by the rationalization of the number of stock keeping units (“SKU’s”). The number of SKU’s has been reduced by approximately 27% over the last 2 years. To minimize this risk, the Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to the inventory’s net realizable value were $5.9 million at December 31, 2004, and $3.2 million at December 31, 2003.

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

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for our pension plans and postretirement plans we refer to applicable indices such as the Moody’s AA Corporate Bond Index to select a rate at which we believe the pension benefits could be effectively settled. Based on the published rates as of December 31, 2004, as well as selected Corporate bonds matching our estimated cash flows of the plans, the Company used a discount rate of 5.75% for the three remaining domestic plans, a decline of 25 basis points from the 6.00% rate used in 2003. This had the effect of increasing the projected benefit obligation for pensions and the accumulated postretirement benefit obligation by approximately $1.5 million and $0.4 million, respectively, for the year ended December 31, 2004.

The expected long-term rate of return on pension plan assets is selected by taking into account a historical trend based on a 15 year average, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Based on these factors, the Company’s weighted average expected long-term rate of return as of December 31, 2004 is 7.61%, a decline of 111 basis points from the 8.72% rate used at December 31, 2003. This decrease is due to the change in the expected long-term rate of the Company’s domestic plans from 8.75% to 8.25% and the inclusion of Armkel’s plans. A 50 basis point change in the expected long-term rate of return would result in less than a $0.4 million change in pension expense for 2005.

On December 31, 2004 the accumulated benefit obligation related to our pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an un-funded accumulated benefit obligation). This difference is attributed to (1) an increase in the accumulated benefit obligation that resulted from the decrease in the interest rate used to discount the projected benefit obligation to its present settlement amount from 6.00% to 5.75%, partially offset by (2) the increase in the market value of the plan assets at December 31, 2004. As a result, in accordance with SFAS No. 87, the Company recognized an additional minimum pension liability of $1.4 million included in benefit obligations, and recorded a charge, net of tax, to accumulated other comprehensive loss of $0.8 million which decreased stockholders’ equity. The charge to stockholders’ equity for the excess of additional pension liability represents a net loss not yet recognized as pension expense. Based on the aforementioned assumptions, the income statement impact for 2004 is estimated to be approximately $0.8 million charged to earnings. On a cash basis, an estimated contribution of approximately $5.4 million will be required in 2005.

Tax contingencies

The Company records liabilities in income taxes payable for potential assessments in various tax jurisdictions. The liabilities relate to tax return positions, although supportable by the Company, that may be challenged by the tax authorities. The Company adjusts these liabilities as a result of changes in tax legislation, interpretations of laws by Courts, rulings by tax authorities, changes in estimates and the closing of the statute of limitations. The Company’s tax rate includes the impact of the liabilities and any changes to the liabilities. Settlement of any issue with the tax authorities would require the use of cash. Favorable resolution of an issue would be recognized as a reduction to the Company’s annual tax rate. The IRS is currently examining the Company’s 2002 US Federal Corporation Income Tax Return and, to date, no adjustments have been proposed.

Recent Accounting Pronouncements

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company’s consolidated financial statements and notes reflect the effects of the Act on the postretirement health care plan. The effect of adopting the provisions of this FSP did not have a material effect on the Company’s consolidated financial statements.

The Emerging Issues Task Force (EITF) concluded in EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that contingently convertible debt (“Co-Cos”) be treated for diluted EPS purposes as if converted from debt to equity, beginning with the date the contingently convertible debt instrument is initially issued, even if the triggering events (such as stock price) have not yet occurred. The effective date would be reporting periods ending on or after December 15, 2004 and prior period EPS amounts presented for comparative purposes would have to be restated. The Company has implemented this consensus in its 2004 financial statements, which had the effect of lowering 2004 diluted earnings per share by $0.01 and did not have an effect on 2003 and 2002 earnings per share.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment for ARB 43, Chapter 4”. This Statement requires that certain abnormal costs that were included in inventory pricing such as abnormal costs for idle facility expense, excessive spoilage, double freight, and rehandling costs be treated as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 will not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R effectively July 1, 2005, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption, January 1, 2005 for the Company, or for all periods presented. The Company has not yet finalized its decision concerning the transition option and measurement methodology it will utilize to adopt SFAS No. 123R, but estimates that the impact will not be materially different than the amounts in its pro forma disclosure.

The American Jobs Creation Act of 2004 (the AJCA) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

The FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1) on December 21, 2004. In accordance with FSP FAS 109-1, the Company will treat the deduction for qualified domestic manufacturing activities, which is effective for the Company beginning January 1, 2005, as a reduction of the income tax provision in future years as realized.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of the repatriation provision.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented on a historical basis for the years ending December 31, 2004, 2003, and 2002. The segment discussion also presents certain product line fluctuations. The Company’s reporting units are consistent with its reportable segments.

Consolidated results

2004 compared to 2003

Net Sales

Net sales increased by $405.2 million or 38.3% to $1,462.1 million, compared to $1,056.9 million in the previous year. The increase is primarily due to the Armkel acquisition and the oral care business acquisition which contributed sales of $380.4 million in 2004. Also contributing to the increase was the effect of favorable foreign exchange rates of $4.6 million, and $10.2 million resulting from the reversal of prior year’s promotion reserves due to a change in estimate. The 2003 sales also included $25.2 million generated by the oral care business, which was acquired in fourth quarter and $1.3 million due to the reversal of prior year promotion adjustments.

Operating Costs

The Company’s gross margin increased to 36.5% from 30.1% in the prior year. The increase in gross margin is primarily due to the Armkel acquisition and full year effect of the oral care business acquisition. The acquired products carry a higher gross margin than the Company’s existing product lines prior to the acquisitions. Included in the 2004 gross margin was the impact of a $10.5 million inventory related purchase accounting charge associated with the Armkel acquisition and a $1.5 million plant impairment charge. Gross profit in 2003 included a $5.9 million inventory related purchase accounting charge related to the oral care business acquisition.

Marketing expenses of $161.2 million increased $72.4 million or 81% from 2003. Approximately $62 million of the increase is associated with the acquired Armkel and oral care brands. Marketing expenses for existing brands increased $10 million primarily in support of Deodorizing and Cleaning products, Personal Care products and new product activity. This increase was partially offset by lower expense for BRILLO SCRUB’N TOSS, which was introduced in 2003.

Selling, general and administrative expenses of $200.5 million increased $83.1 million or 41% as compared to 2003. This increase is primarily due to approximately $62.0 million associated with the former Armkel business and additional costs in support of the oral care business acquisition. Other increases include $4 million of severance costs and the termination costs relating to one of the Company’s foreign subsidiary’s pension plan, a $1.9 million tradename impairment charge, higher performance related compensation costs of $6.4 million, higher Sarbanes-Oxley compliance expenses of $3.7 million, and higher research & development (“R&D”) expenses of $1.7 million (exclusive of costs to support the acquired Armkel and oral care brands).

Other Income and Expenses

The decrease in equity in earnings of affiliates of $13.5 million reflects the consolidation of the Armkel acquisition since May 28, 2004. Included in the Company’s equity earnings from Armkel in 2004 is a $2.5 million tradename impairment charge. The 2003 result benefited from a litigation settlement, partially offset by an impairment of an asset held for sale, for a net contribution to the Company of approximately $5 million. The combined results of the Company’s other equity investments, Armand Products Company (“Armand”) and the ArmaKleen Company (“ArmaKleen”), increased by $0.8 million.

Interest expense increased $21.0 million to $ 41.4 million. The increase can be attributed primarily to increased debt that was assumed by the Company as part of the Armkel acquisition, and new debt required to purchase the remaining interest in Armkel, a $4.9 million third quarter interest payment related to a legal settlement and the full year effect of the debt required to purchase the oral care business.

Net loss on early extinguishment of debt of $22.9 million includes an $8.0 million charge incurred in the second quarter of 2004 associated with the Company’s bank debt refinancing to effect the acquisition of Armkel and a $14.9 million charge in the fourth quarter related to the redemption of the Armkel 9 ½% Senior Subordinated Notes due 2009 assumed as part of the Armkel acquisition. The charge in 2003 of $4.1 million was associated with the bank debt refinanced to acquire the oral care business.

Investment income was approximately $1.9 million higher than in 2003 as a result of a higher amount of investable cash available and slightly higher interest rates.

Other income and expense includes the effect of foreign exchange remeasurement gains related to intercompany loans between the Company’s subsidiaries.

Taxation

The tax rate for 2004 was 30.3% as compared to 30.8% in 2003. This year’s tax rate was favorably impacted by prior year R&D tax credits and other items of $4.6 million. The 2003 tax rate included a settlement of a state tax matter as well as the resolution of other tax contingencies.

2003 compared to 2002

Net Sales

Net sales increased by $9.8 million or 0.9% to $1,056.9 million, compared to $1,047.1 million in the previous year. The majority of this increase was due to the additional sales resulting from the fourth quarter acquisition of certain assets of Unilever’s oral care business in the United States and Canada. Other increases included the effects of foreign exchange of approximately $3.0 million and the reversal of prior period promotion reserves of approximately $1.3 million due to a change in estimate. These increases were partially offset by the Company’s change in revenue recognition policy from FOB shipping point to FOB destination point, which reduced sales by approximately $6.3 million in 2003. Sales in 2002 included a similar change in promotion estimate of $5.3 million, as well as the discontinuation of certain former USA Detergents cleaners and former Carter-Wallace pet care products of approximately $8.6 million. The impact of these discontinued products was approximately $1.2 million in 2003.

Operating Costs

The Company’s gross margin increased to 30.1% from 29.7% in the prior year. This increase in gross margin represented a substantial improvement in the consumer domestic product margin partially offset by a substantial reduction in specialty products margin. The higher consumer products margin was due to the full-year benefits of the integration of certain former Carter-Wallace products completed in 2002, as well as additional purchasing, manufacturing and distribution efficiencies associated with economies of scale achieved in 2003, partially offset by higher start-up costs and promotion expenses associated with new product introductions. The lower specialty products margin was primarily due to higher ingredient costs for the animal nutrition business.

Marketing expenses increased $2.6 million to $88.8 million. The increase was primarily associated with advertising expenses for Personal Care products, namely ARM & HAMMER dentifrice and ARRID brands, as well as the marketing costs associated with the newly introduced cleaning product, BRILLO SCRUB’N TOSS, partially offset by a reduction in advertising expenses for other Personal Care products.

Selling, general and administrative expenses decreased $3.2 million. This decrease was primarily a result of the elimination of transition related expenses incurred in 2002 associated with the Carter-Wallace products acquired in the fourth quarter of 2001, and tradename impairment charges recorded in 2002, partially offset by higher personnel related expenses.

Other Income and Expenses

The increase in equity in earnings of affiliates of $7.1 million was almost entirely due to the Company’s pro-rata share in the year over year increase in earnings from Armkel. Armkel’s earnings increase for the year was primarily a result of a litigation settlement in the second quarter, partially offset by an impairment of an asset held for sale, for a net contribution to the Company of approximately $5 million. This increase over the prior year also reflected a strong performance by international operations, partially offset by significantly weaker domestic results. Earnings in 2002 reflected the disproportionate recapture of $5 million of allocated losses sustained in the fourth quarter of 2001 in accordance with the terms of the Armkel joint venture agreement. The prior period increase was also impacted by the inventory step-up charge in the first quarter of 2002 related to Armkel’s opening inventory values. The combined results of the Company’s other equity investments, Armand and ArmaKleen, were virtually unchanged.

Investment earnings were lower as a result of lower interest rates on funds invested.

Interest expense increased $0.5 million for the year even though there was a significant reduction in average debt outstanding at lower interest rates. This is because the Company recorded a $4.9 million charge to write off deferred financing costs related to previous financing transactions and settlement of interest rate swaps.

Other income and expense includes foreign exchange gains realized by the Company’s Brazilian subsidiary, while 2002 was unfavorably affected by foreign exchange losses incurred by the same subsidiary.

Taxation

The effective tax rate for the year was 30.8%, compared to 34.0% in the previous year. This decrease is primarily a result of a settlement of a state tax matter as well as the resolution of other tax contingencies.

Segment results for 2004, 2003 and 2002

Segment results are presented based upon segments as described in Note 17 of the notes to the Company’s audited consolidated financial statements.

As a result of the Armkel acquisition, the Company has redefined its reportable segments. The Company has identified its reportable segments based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Consumer Domestic, Consumer International and Specialty Products. The Company also has a Corporate segment.

Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Deodorizing and cleaning, laundry, and personal care products
Consumer International	Primarily personal care products
Specialty Products	Specialty chemical products

The Company had a 50 percent ownership interest in the Armand and ArmaKleen partnerships as of December 31, 2004. Since the Company did not control these entities as of December 31, 2004, they were accounted for under the equity method in the consolidated financial statements of the Company and its equity in earnings are included in Income Before Taxes and Minority Interest of the Corporate segment.

On May 28, 2004, the Company purchased the remaining 50% of Armkel that it did not own and Armkel was merged into the Company. Operating results for the former Armkel business have been fully consolidated in the Consumer Domestic and Consumer International segments for results subsequent to May 28, 2004. The Company’s equity in earnings of Armkel’s domestic operations for the period up to May 28, 2004 are included in Income Before Taxes and Minority Interest of the Consumer Domestic segment, and equity in earnings of Armkel’s international operations for the period up to May 28, 2004 are included in Income Before Taxes and Minority Interest of the Consumer International segment.

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2004. The Company’s segment presentation for the years ended December 31, 2003 and 2002 have been revised from prior period presentations to conform with the new segments. The segment discussion also presents product line fluctuations.

(Dollars in thousands)	Consumer Domestic	Consumer International	Specialty Products	Corporate	Consolidated
Net Sales
2004	$1,077,101	$176,694	$208,267	$—	$1,462,062
2003	832,064	36,974	187,836	—	1,056,874
2002	832,474	31,642	183,033	—	1,047,149

Income Before Taxes and Minority Interest
2004	$112,672	$15,320	$17,984	$(18,533)	$127,443
2003	89,748	11,647	16,195	(625)	116,965
2002	74,595	6,610	16,617	3,413	101,235

Consumer Domestic

2004 compared to 2003

Consumer Domestic Net Sales increased $245.0 million to $1,077.1 million for the year. The increase is largely due to the Armkel and oral care business acquisitions, which contributed an additional $214.9 million in sales, and the reversal of $9.6 million of prior year promotion reserves due to a change in estimate. At the product line level, after accounting for the effect of the previously mentioned items, net sales of deodorizing and cleaning products rose strongly, laundry products rose slightly and personal care products declined. At the brand level, sales of ARM & HAMMER and XTRA liquid laundry detergent, ARM & HAMMER SUPER SCOOP cat litter, and ARM & HAMMER toothpaste, were all above last year, while sales of laundry detergent powder, fabric softeners and antiperspirants were lower. The trend of higher liquid laundry detergent and lower powder detergent sales continued in 2004 as an increasing number of consumers switch to the liquid form of the product.

Consumer Domestic Income Before Taxes and Minority Interests increased $23.0 million to $112.7 million in 2004 as compared to $89.7 million in 2003. This is primarily a result of the Armkel and oral care business acquisitions. This increase was negatively impacted by the inventory related purchase accounting charge in 2004 of $8.2 million, a $1.5 million plant impairment charge and a tradename impairment charge of $1.9 million. The results of 2003 include the effect of a $5.9 million inventory related purchase accounting charge. Existing Consumer Domestic products earnings contributions were slightly higher in 2004 as a result of higher gross profit partially offset by higher marketing in support of Deodorizing and Cleaning products, certain Personal Care products, new product activity and SG&A expenses. The segments earnings from affiliates was significantly lower than in 2003 as a result of the Armkel acquisition, whose results since May 28, 2004 are included in the segment’s operating results. Interest expense was significantly higher due to the debt required to purchase Armkel, debt assumed as part of the Armkel acquisition and the full year effect of interest associated with the debt to purchase the oral care business.

2003 compared to 2002

Consumer Domestic Net Sales were essentially unchanged at $832.1 million for the year, which reflected the fourth quarter Unilever acquisition, partially offset by a change in revenue recognition policy. Major factors that impacted comparative product lines performance included a $1.3 million reversal of prior year promotion reserves due to a change in estimate; net sales in 2002 reflected a similar change in promotion estimate of $5.3 million. Furthermore, Consumer Domestic Net Sales were also lower due to discontinuation of some former USA Detergents cleaners and former Carter-Wallace pet care products, which impacted the Deodorizing and Cleaning Products line. Net sales of liquid laundry detergent were significantly higher and more than offset the continuing industry trend of declining powder laundry detergent sales as an increasing number of consumers switched to the liquid form of the product in the Laundry Products line. Personal Care Products, exclusive of the impact of the oral care business acquisition, were lower in part because of a reduction in gum sales and the discontinued ARM & HAMMER Breathcare line.

Consumer Domestic Income Before Taxes and Minority Interest increased $15.2 million, or 20.3%, to $89.7 million mostly due to a $9.5 million increase in gross profit with more than half of this increase attributable to the acquired oral care brands. The remainder of the gross profit improvement was the result of improved Laundry Product margins as well as lower manufacturing costs for ARRID Antiperspirant after the relocation of manufacturing to the Lakewood plant from the former Carter-Wallace Cranbury plant. Higher marketing expenses of $4.1 million were incurred mainly to support the newly introduced Cleaning Product BRILLO SCRUB’N TOSS, as well as by higher advertising costs for ARRID Antiperspirant and ARM & HAMMER Dentifrice, partially offset by lower marketing costs for the gum line and the discontinued Breathcare line. Selling, general and administrative expenses decreased by $2.0 million due to the elimination of transition related expenses incurred in 2002 associated with Carter-Wallace products acquired by the Company in the fourth quarter of 2001. In addition, selling, general and administrative expenses in 2002 reflected tradename impairment charges of $2.3 million. These factors were partially offset by higher personnel related costs. Equity in Armkel’s earnings increased $2.7 million as a result of a higher gross margin, which was negatively impacted in 2002 by Armkel’s recognition of the remainder of its purchase accounting inventory step up charge and lower selling, general and administrative expenses, partially offset by higher marketing expenses.

Consumer International

2004 compared to 2003

Consumer International’s Net Sales rose $139.7 million to $176.7 million. This increase includes $138.0 million that was attributable to the former Armkel foreign subsidiaries and $2.4 million associated with favorable foreign exchange rates. Existing product sales were virtually unchanged.

Consumer International Income Before Taxes and Minority Interest of $15.3 million was $3.7 million or 31.5% higher than in 2003 primarily due to contributions from the former Armkel foreign subsidiaries. Higher operating profit of $9.6 million was partially offset by lower equity in earnings of affiliates of $3.8 million and an allocation of interest expense. The 2004 results include a $2.3 million inventory related purchase accounting charge relating to the Armkel acquisition and a charge included in SG&A for the termination of a pension plan.

2003 compared to 2002

Consumer International’s Net Sales of $37.0 million were $5.3 million or 16.9% higher than 2002. Favorable foreign exchange of $2.9 million and increased export sales of $1.1 million were the main contributors to the higher sales.

Consumer International Income Before Taxes and Minority Interest increased $5.0 million to $11.6 million. The major reason for the increase was higher equity income from Armkel’s foreign subsidiaries of $4.4 million, which reflected higher sales and gross profit, and lower selling, general and administrative expenses, partially offset by higher marketing expenses. Favorable exchange rates also contributed to higher earnings.

Specialty Products

2004 compared to 2003

Specialty Products Net Sales increased $20.4 million or 10.9% to $208.3 million in 2004 due to higher sales of animal nutrition and specialty chemical products. Also impacting the sales increase was favorable foreign exchange rates of approximately $2.2 million.

Specialty Products Income Before Taxes and Minority Interest of $18.0 million was $1.8 million or 11.1% above last year. This increase is due to higher gross profit contributions by both animal nutrition and specialty chemical products, partially offset by higher marketing expenses in support of animal nutrition products and a higher amount of allocated interest expense.

2003 compared to 2002

Specialty Products Net Sales grew $4.8 million or 2.6% due to higher specialty chemicals sales, which included the impact of favorable foreign exchange rates at the Company’s subsidiaries in the United Kingdom and Brazil, partially offset by lower sales of animal nutrition products and the impact from the change in revenue recognition policy.

Specialty Products Income Before Taxes and Minority Interest decreased by $0.4 million to $16.2 million for the year. The decrease was mainly a result of a $3.7 million decrease in gross profit due to higher manufacturing costs in certain animal nutrition and specialty chemical products, particularly a palm oil derivative used in animal nutrition. Offsetting factors were lower marketing expenses of $1.5 million, mostly with respect to the animal nutrition products, combined with flat year over year selling, general and administrative expenses, and a $0.7 million reduction in interest expense.

Competitive Environment

Many of our competitors are large companies, including The Procter & Gamble Company, Unilever, Inc., The Clorox Company, Colgate-Palmolive Company, The Gillette Company, S.C. Johnson & Son, Inc., Pfizer, Inverness and SSL International, which have greater financial resources than the Company. These companies have the capacity to outspend the Company in an attempt to gain market share.

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

Consumer products, particularly those that are value-priced, such as laundry and household cleaning products are subject to significant price competition. From time to time, the Company may need to reduce the prices for some of its products to respond to competitive and customer pressures and to maintain market share.

The Company has entered the oral care and personal care and deodorizing businesses using the unique strengths of its ARM & HAMMER trademark and baking soda technology. These are highly innovative markets, characterized by a continuous flow of new products and line extensions, and requiring heavy advertising and promotion.

In the toothpaste category, after leading its category in growth several years ago, driven by the success of ARM & HAMMER ADVANCE WHITE toothpaste, the Company’s share dropped in both 2002 and 2003 mainly as a result of competitive new products and aggressive spending by other manufacturers in the category. However in 2004, share increased modestly based upon the introduction of ARM & HAMMER ENAMEL CARE.

Early in 2004, the Company launched ARM & HAMMER ENAMEL CARE toothpaste, its most important oral care innovation in several years. ENAMEL CARE is based on proprietary formulation and packaging technology which combines the cleaning and whitening properties of baking soda with fluoride and patented liquid calcium in a dual chamber tube to fill tooth surfaces and restore enamel luster. The product is available in two variants: Advanced Cleaning and Natural Whitening. In 2005, the Company will introduce ARM & HAMMER ENAMEL CARE with Breath Defense, which combines LIQUID CALCIUM technology with additional long-lasting breath benefits. In addition, the entire ARM & HAMMER toothpaste line has been re-staged with new packaging graphics designed to return the brand to its original emphasis on therapeutic benefits. In 2005, the Company is launching MENTADENT REPLENISHING WHITE toothpaste with liquid calcium technology to strengthen tooth enamel and prevent stains from forming. Other important personal care initiatives, early in 2004, included additions to the ARM & HAMMER ULTRAMAX antiperspirant line and in 2005, the entire ARRID antiperspirant line will be restaged with improved formulas, fragrances and packaging.

The domestic condom market is highly concentrated in product offerings with a limited number of competitors. The market is divided between premium brands and price brands, with companies competing on the basis of quality, innovation and price. The major domestic producers are the Company, with its TROJAN, NATURALAMB and CLASS ACT brands, SSL International with its Durex and Avanti brands, and Ansell with its Lifestyles brand. The Company is the market leader with an approximate 70% share in the U.S. The Company is currently the leading advertiser in the U.S. condom category based on dollars spent. The Company also increased its promotional programs and has regularly developed new and innovative product line extensions including the very successful introduction of HER PLEASURE in

2002 and TWISTED PLEASURE in 2003. In 2004, the Company added two new products to the TROJAN condom line, SHARED PLEASURE and MAGNUM WITH WARM SENSATION, a unique lubricant system which warms the skin on contact for advanced pleasure. In 2005, the Company introduced TROJAN MINT TINGLE, a uniquely flavored lubricated condom. In addition, the successful Warming Sensations lubricating system introduced last year will now be extended to the HER PLEASURE line of TROJAN condoms.

The domestic market for home pregnancy test kits is divided between premium and value brands. The Company markets its FIRST RESPONSE pregnancy kits with a superior “use 5 days before a missed period” claim. The home pregnancy test kit industry is highly competitive and in 2003 the first digital pregnancy kit was introduced by Inverness. In 2004, Pfizer also introduced digital pregnancy kits. The major domestic pregnancy test kit producers are the Company, Pfizer and Inverness.

The domestic depilatories and waxes market is highly concentrated with a limited number of competitors. Products compete based on their functionality, innovation and price. The major domestic manufacturers are the Company with its NAIR brand, Del Labs with its Sally Hansen brand, Reckitt Benckiser with its Veet brand, and Aussie Nads with its Nads wax product. The Company believes that, as a result of its dedicated advertising and promotional programs, distinct packaging and several successful line extensions, NAIR is positioned to continue to be a major participant in lotion and cream depilatories. In 2004, the Company introduced a “No Touch” line of depilatory products. In 2005, there will be several new additions to the NAIR depilatory line, including a novel bladeless shaving kit.

During the fourth quarter of 2003, the Company completed the national distribution of ARM & HAMMER EASY FLUSH Clumping Cat Litter, a major new addition to its cat litter line. The Company also repackaged its XTRA Liquid Laundry Detergent line in vibrant new bottle colors cued to the product’s fragrance variants, and expanded distribution of this product line in the mass channel. In the fourth quarter of 2004, the Company launched ARM & HAMMER Multi-Cat clumping cat litter, a superior deodorizing litter designed for the large number of households with two or more cats. Early in 2005, the Company introduced ARM & HAMMER Detergent Plus a Touch of Softener which combines detergent and fabric softener technologies to meet the need of consumers who want trusted cleaning efficacy with a softening benefit.

Internationally, the Company’s products compete in similar, competitive categories. Some of the Company’s U.S. branded products are also marketed in other countries, holding leading or number two market share positions. Examples include: TROJAN in Canada and Mexico, and NAIR, in Canada, Mexico, France, Australia, and the U.K., and Spain, where the Company’s depilatory products are marketed under the TAKY brand name. The Company also has a position in the cosmetic whitening dentifrice segment with its PEARL DROPS brand in the U.K., Australia, Italy, and Germany (under the PERLWEISS brand), as well as in France (where the Company’s products are marketed as EMAIL DIAMANT).

The Company markets home pregnancy test kits in many countries, under such brand names as FIRST RESPONSE, DISCOVER, CONFIDELLE, and ANSWER. This category has been negatively affected in international markets by the introduction of many lower-priced and private label products, but the Company has seen some growth for its business recently as it has rolled out the “use 3 days before a missed period” claim first used domestically.

In the skin care category the Company markets such brands as LINEANCE and BARBARA GOULD in France, the former for anti-cellulite and general body care and the latter for facial care. In Spain, the Company markets EUDERMIN hand care cream, in the mass market class of trade, where it has a number two position. Recently this line has been expanded to include body and foot care products.

In various countries the Company also markets OTC pharmaceutical products. These include GRAVOL and OVOL, the leading anti-nauseant and anti-gas brands in Canada, the PANGAVIT range of vitamin supplements in Mexico, STERIMAR, a sea-water nasal hygiene product sold primarily in France, but also in about fifty other countries, including most recently Mexico.

In the Specialty Products business, competition remained intense especially in the buffer segment of the animal nutrition business. Potassium carbonate was negatively impacted by the excess capacity caused by the departure of the U.S. video glass industry, which migrated to lower cost regions of the world.

During 2004, the Company continued to pursue opportunities to build a specialized industrial cleaning business using our aqueous-based technology. In early 1999, the Company extended its alliance with Safety-Kleen Corp. to build a specialty cleaning products business based on our technology and their sales and distribution organization. The second year of this alliance was impacted by Safety-Kleen’s financial difficulties leading to a Chapter 11 filing in June of 2000, and a major reorganization implemented during the second half of that year. Safety-Kleen Corp. emerged from bankruptcy in 2003. While this opportunity has demonstrated more stability in 2004 and continues to hold great promise, the outcome will not be known for some time.

Liquidity and capital resources

Debt

The Company had outstanding total debt of $858.7 million and cash of $145.5 million (of which $56.5 million resides in foreign subsidiaries). Total debt less cash (“Net debt”) was $713.2 million at December 31, 2004. The Company had outstanding total debt of $397.0 million, and cash of $75.6 million, resulting in net debt of $321.4 million at December 31, 2003.

During the first quarter of 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion, $60.0 million, of its primary credit facility. Under this arrangement, the Company sold, and will sell from time to time, throughout the three-year term of the agreement, its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware limited liability company (“Harrison”). Harrison in turn sold, and will sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. The receivables assets and the short-term borrowings of Harrison are included in the consolidated financial statements of the Company. The transactions were entered into to reduce certain expenses associated with the credit facility in addition to lowering the Company’s financing costs by accessing the commercial paper market. During July 2004, as a result of purchasing Kelso’s interest in Armkel, the Company amended its accounts receivable securitization agreement to increase the capacity that can be borrowed from $60 million to the current $100 million. The balance outstanding under the agreement on December 31, 2004 was $93.7 million. The proceeds of the increased borrowing were used to make a voluntary Term A Loan payment on August 4, 2004.

In August of 2003, the Company issued $100 million principal amount of 5.25% convertible senior debentures due August 15, 2033 through a private placement to qualified institutional buyers. The debentures rank equal in right of payment with all of the Company’s existing and future unsecured senior indebtedness. The debentures are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness and to all of the existing and future indebtedness and other liabilities of the Company’s subsidiaries. The Company has the right to redeem all or part of the debentures on or after August 15, 2008. Interest is paid semi-annually on August 15th and February 15th of each year.

On each of August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023 and August 15, 2028, or in the event of a change in control, holders may require the Company to repurchase all or any portion of the debentures at a purchase price equal to 100.0% of the principal amount of the debentures, plus accrued and unpaid interest to the date of repurchase. The Company must pay cash for any debentures repurchased on August 15, 2010. However, the Company may choose to pay cash, shares of its common stock, or a combination of cash or shares of its common stock for any debentures repurchased on August 15, 2013, August 15, 2018, August 15, 2023 or August 15, 2028 or following a change in control.

Holders may convert their debentures into shares of the Company’s common stock prior to maturity at a conversion rate of 32.26 shares of common stock per each $1,000 principal amount of debentures, which is equivalent to a conversion price of approximately $31.00 per share, subject to adjustment in certain circumstances. A holder may convert the debentures into the Company’s common stock under the following circumstances: during any conversion period prior to August 15, 2032, if the sale price of the Company’s common stock is more than 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the first day of that conversion period (the “20% conversion price premium”); the trading price of a debenture falls below a specified threshold; specified credit rating events with respect to the debentures occur; the Company calls the debentures for redemption; or specified corporate transactions occur.

Because of the inclusion of the restricted convertibility feature of the debentures, the Company’s diluted net income per common share calculation effective for periods ending before December 15, 2004 did not account for the effect to the dilution from the conversion of the debentures until the Company’s share price exceeded the 20% conversion price premium or one of the other events described above occurs. However, the Emerging Issues Task Force (EITF) concluded in EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that contingently convertible debt (“Co-Cos”) be treated for diluted earnings per share purposes as if converted from debt to equity, beginning with the date the contingently convertible debt instrument is initially issued, even if the triggering events (such as stock price) have not yet occurred, and prior period EPS amounts presented for comparative purposes would have to be restated. The Company has implemented this consensus in its 2004 financial statements, which had the effect of lowering 2004 diluted earnings per share by $0.01 and did not have an effect on 2003 and 2002 earnings per share.

In conjunction with the Armkel acquisition, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with several banks and other financial institutions, The Bank of Nova Scotia, Fleet National Bank and National City Bank, each as a documentation agent, Citicorp North America, Inc., as syndication agent, and J.P. Morgan Chase Bank, as administrative agent. The Credit Agreement provides for (i) a five year term loan in a principal amount of $100.0 million (the “Term A Loan”), (ii) a seven year term loan in the principal amount of $440.0 million, which term loan may be increased by up to an additional $250.0 million upon the satisfaction of certain conditions (the “Term B Loan,” and together with the Term A Loan, the “Term Loans”), and (iii) a five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100.0 million (the “Revolving Loans”), $94.0 million of which was undrawn at December 31, 2004. The Term Loans were used to finance the acquisition of the remaining 50% interest in Armkel not previously owned by the Company, pay amounts outstanding under Armkel’s principal credit facility of approximately $136.0 million and refinance the Company’s principal credit facility of approximately $194.0 million. The Revolving Loans are available for general corporate purposes. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its domestic subsidiaries. Those domestic subsidiaries have also guaranteed the loan obligations under the Credit Agreement. The Term Loans and the Revolving Loans bear interest under one of two rate options, selected by the Company, equal to (a) either (i) a eurocurrency rate (adjusted for any reserve requirements) (“Eurocurrency Rate”) or (ii) the greater of the prime rate, the secondary market rate for three-month certificates of deposit (adjusted for any reserve requirements) plus the applicable FDIC assessment rate plus 1.0%, or the federal funds effective rate plus 0.5% (“Alternate Base Rate”), plus (b) an applicable margin. The applicable margin is determined by the Company’s current leverage ratio. At the closing date of the Credit Agreement, the applicable margin was (a) 1.75% for the Eurocurrency Rate and (b) 0.75% for the Alternate Base Rate.

During the fourth quarter of 2004, the Company issued $250 million of 6.0% Senior Subordinated Notes due December 15, 2012 through a private placement. In conjunction with the placement, the Company effected a cash tender offer and consent solicitation for any and all of the outstanding Armkel 9 ½% Senior Subordinated Notes due 2009 that it assumed as part of the acquisition. It was determined that the price to be paid for each $1,000 principal amount of Notes tendered and accepted for payment (including a consent payment of $30 per $1,000 principal amount of Notes) was $1,086.80, plus accrued and unpaid interest to the payment date. Of the outstanding balance of $225 million, $218.6 million was purchased by the Company. As a result, the Company incurred a fourth quarter net loss on early extinguishment of debt charge of $14.9 million (which included the write-off of existing deferred financing costs and prepayment penalty).

As noted above, on December 22, 2004, the Company issued $250 million of 6.0% senior subordinated notes due December 15, 2012 (“Notes”) with interest paid semi-annually. The Notes were issued at par and the Company received $225 million of proceeds that were used to redeem $218.6 million of the Armkel notes and the balance was used to make voluntary bank debt repayments. The notes will be guaranteed on an unsecured senior basis by substantially all of the Company’s existing and future domestic subsidiaries whose annual revenues (other than intercompany revenues) or total assets (other than intercompany receivables) are $100,000 or more. The notes will be redeemable at the Company’s option, in whole or in part, at any time on or after December 15, 2008, at pre determined redemption prices, together with accrued and unpaid interest, if any, to the date of redemption. The notes will be redeemable at the Company’s option, in whole or in part, at any time prior to December 15, 2008, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption plus a “make-whole” premium. At any time prior to December 15, 2007, the Company may redeem up to 35% of the original principal amount of the notes (calculated after giving effect to any issuance of additional notes issued under the same indenture) with the proceeds of one or more equity offerings of the Company’s capital stock at a redemption price of 106.0% of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of redemption.

The terms of the subordinated note and credit agreement place a limit on the amount of certain cash payments the Company can make. This limitation includes the amount the Company can pay in dividends on its common stock. As long as the Company is not in default under either agreement, the limitation ( which is a percentage of net income relative to the Company’s consolidated leverage ratio) is such that the Company does not currently anticipate having an effect on its ability to pay dividends at its current rate.

In addition, QGN has lines of credit which allow it to borrow in its local currency. This amounts to $7 million, of which approximately $3 million was utilized as of December 31, 2004 and 2003. The weighted average interest rate on these borrowings at December 31, 2004 and 2003 was approximately 18% and 15.3%, respectively; QGN’s long-term debt is at various interest rates that are determined by several local inflation indexes.

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility and Senior Subordinated Notes. Management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which, if not met, could result in an event of default and trigger the early termination of the credit facility and notes, if not remedied within a certain period of time. The definition of Adjusted EBITDA in the notes are not materially different than that of the credit agreement.

Adjusted EBITDA was approximately $287.0 million for 2004. The leverage ratio (total debt to Adjusted EBITDA) for the twelve months December 31, 2004 which, under the credit agreement, permitted the inclusion of Armkel’s EBITDA prior to its acquisition by the Company for pro forma purposes, was 2.96 versus the agreement’s maximum 4.25, and the interest coverage ratio (Adjusted EBITDA to total interest expense) was 5.3 versus the agreement’s minimum of 3.0. This credit agreement is secured by the assets of the Company and certain domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA is as follows (in millions):

Net Cash Provided by Operating Activities	$194.9
Interest Expense	41.4
Current Income Tax Provision	25.8
Cash portion of Loss on Early Extinguishment of Debt	19.3
Distributions from Affiliates	5.6
Change in Working Capital and Other Liabilities	(62.8)
Investment Income	(3.2)
Armkel Adjusted EBITDA for 5 Month Period Ending May 28, 2004	47.9
Other	18.1

Adjusted EBITDA (per credit agreement)	$287.0

Net Cash Used in Investing Activities	$(225.7)

Net Cash Provided by Financing Activities	$96.4

Cash flow from operating activities

In 2004, cash flow from operating activities was $194.9 million. Major factors affecting cash flow from operating activities included operating earnings before non-cash charges for depreciation and amortization and disposal and write-down of assets, the write-off of deferred financing costs and a decrease in working capital (excluding cash and cash equivalents). Operating cash flow, together with an increase in bank debt, the issuance of the Notes, distributions from affiliates, proceeds from stock option exercises and existing cash, were used to fund the purchase of Kelso’s interest in Armkel, make additions to property, plant and equipment, and pay dividends and debt repayments, including the tender of the Armkel Notes.

During 2003, cash flow from operating activities was $117.9 million. Major factors contributing to the cash flow from operating activities included operating earnings before non-cash charges for depreciation and amortization, a decrease in working capital (excluding cash and cash equivalents) partially offset by the net non-cash impact from the equity in earnings of affiliates. Operating cash flow together with new bank borrowing activity, the issuance of convertible debt and proceeds obtained through a receivables purchase agreement described above, were used to fund the investing activities to acquire certain assets of Unilever’s oral care business in the United States and Canada, and to pay for additions to property, plant and equipment. Remaining cash was used to make both voluntary and mandatory debt repayments, and the proceeds from stock options exercised helped to pay cash dividends.

Commitments as of December 31, 2004

The table below summarizes the Company’s material contractual obligations and commitments as of December 31, 2004.

	Payments Due By Period
(Thousands of dollars)	Total	2005	2006 to 2008	2009 to 2010	After 2010
Long-term debt
Syndicated Financing Loans	$400,338	$5,113	$12,036	$194,603	$188,586
Senior Subordinated Notes	256,400	—	—	6,400	250,000
Convertible Debentures	100,000	—	—	—	100,000
Securitization of A/R Facility	93,700	93,700	—	—	—
Various Debt from International Banks	5,386	4,538	848	—	—
Industrial Revenue Bonds	2,705	685	2,020	—	—

	858,529	104,036	14,904	201,003	538,586

Interest on Fixed Rate Debt(1)	272,982	20,858	62,574	40,956	148,594

Operating Leases Obligations	73,317	15,406	32,190	10,218	15,503
Other Long-Term Liabilities
Letters of Credit (2)	6,095	6,095	—	—	—
Guarantees(3)	3,436	3,436	—	—	—
Surety/Performance Bonds(4)	636	636	—	—	—
Purchase Obligations(5)	75,170	52,164	20,822	2,184	—

Total	$1,290,165	$202,631	$130,490	$254,361	$702,683

(1)	Represents interest on the Company’s 5.25% senior convertible debentures due 2033, interest on the 6% senior subordinated notes due in 2012 and interest on $6.4 million of 9 1/2% Armkel notes due in 2009.
(2)	Letters of credit with several banks guarantee payment for such things as insurance claims in the event of the Company’s insolvency, one year of lease payments on a warehouse, and 200 days of interest on the Industrial Revenue Bond borrowing.
(3)	Guarantees represent minimum performance based payment obligations in connection with the oral care business acquisition and the New Jersey Department of Enviromental Protection for estimated remediation costs at its Cranbury, New Jersey facility.
(4)	Surety/performance bonds were established for construction of the Company’s headquarters addition in Princeton, NJ and for construction activities at the Company’s North Brunswick, NJ plant.
(5)	The Company has outstanding purchase obligations with suppliers at the end of 2004 for raw, packaging and other materials in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding and do not represent total anticipated purchases.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

Financial Condition

The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements. Our broad product portfolio, strong brand names and market positions have provided a stable base of cash flow. Its broad product line is marketed through multiple distribution channels. The Company believes that, as is the case with other basic consumer products, consumers purchase most of its products largely independent of economic cycles. However, the Company’s ability to meet its financial obligations depends on successful financial and operating performance. The Company cannot guarantee that its business strategy will succeed or that it will achieve the anticipated financial results. The Company’s financial and operational performance depends upon a number of factors, many of which are beyond its control. These factors include:

•	Competitive conditions in the categories of the consumer products industry in which the Company competes;

•	The Company’s ability to retain certain principal customers, such as Wal-Mart;

•	Operating difficulties, operating costs or pricing pressures the Company may experience;

•	Passage of legislation or other regulatory developments that affect the Company adversely;

•	Delays in implementing any strategic projects; and

•	Current geo-political events.

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

The Company has a total debt-to-capital ratio of approximately 61%. At December 31, 2004 the Company had approximately $94.0 million of additional domestic borrowing capacity available through the revolving loans under its Credit Agreement. Management believes that operating cash flow, coupled with the Company’s access to credit markets, will be sufficient to meet the anticipated cash requirements for the coming year.

On July 2, 2004, the Company announced that it had agreed to invest $30 million in a company formed by Kelso & Company to acquire Del Laboratories, Inc. The Company’s investment was to be substantially in the form of convertible preferred stock, and would have represented about 20% of the equity financing. Kelso & Company was to provide the remaining equity, with the participation of Del’s existing management team. On December 6, 2004, the Company and Kelso agreed that the Company would not have to proceed with its participation in the transaction and the Company was released from its obligation to invest.

OTHER ITEMS

Market risk

Concentration of Risk

A group of three Consumer Domestic customers accounted for approximately 26% of consolidated net sales in 2004, including a single customer, Wal-Mart, which accounted for approximately 18%. A group of three Consumer Domestic customers accounted for approximately 26% of consolidated net sales in 2003, including Wal-Mart, which accounted for approximately 17%. A group of three Consumer Domestic customers accounted for approximately 23% of consolidated net sales in 2002, including Wal-Mart, which accounted for approximately 16%.

As part of the USA Detergents merger agreement in 2001, the Company divested USA Detergents non-laundry business and other non-core assets to former USA Detergents executives under the new company name of USA Metro, Inc. (“USAM”), subsequently renamed USA Detergents (“USAD”). The Company had a concentration of risk with USAD at December 31, 2004 in the form of trade accounts receivable and an amount due for leased space of approximately $2.8 million and approximately $3.2 million at December 31, 2003, a $0.4 million equity interest in USAD and a note receivable for other assets of $2.0 million (repayments start in 2006). This note has a carrying value of approximately $1.4 million using an effective interest rate of 17%.

Interest Rate Risk

The Company has total debt outstanding at December 31, 2004 of $858.7 million, of which $356.6 million or 42% carries a fixed rate of interest. The remaining debt balance is comprised of $540 million in Term Loans under the Credit Agreement (which may be increased by $250 million upon the satisfaction of certain conditions), of which $400.3 million was outstanding as of December 31, 2004; and $100.0 million under the revolving facility under the Credit Agreement, $94.0 million of which was un-drawn at December 31, 2004. The Company entered into a receivables purchase agreement with the issuer of receivables-backed commercial paper in order to refinance a portion of its primary borrowing facility, and subsequently increased this facility as a result of the Armkel acquisition. The balance outstanding under this agreement was $93.7 million at December 31, 2004. The weighted average interest rate on all these borrowings at December 31, 2004, excluding deferred financing costs and commitment fees, was approximately 4.6%.

The Company’s domestic operations and its Brazilian subsidiary have other short and long-term debts that are floating rate obligations. If the floating rate were to change by 10% from the December 31, 2004 level, annual interest expense associated with the floating rate debt would be immaterial.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Brazilian Real.

As a result of the Armkel acquisition, the Company assumed intercompany loans with certain of its subsidiaries. The Company is exposed to foreign exchange accounting remeasurement gains and losses from these intercompany loans. The Company has entered into several foreign exchange contracts to hedge the net accounting remeasurement exposure on these loans. At December 31, 2004, the Company hedged 9.7 million Euros, which is approximately 65% of the Euro debt position, with an average rate of 1.36 U.S. dollars per Euro. The Company hedged 30.0 million Mexican Pesos, which is approximately 49% of the Peso debt position, with a rate of 0.0893 U.S. dollars per peso. The Company had 4.9 million Australian Dollars, which is approximately 55% of the Australian Dollar debt position, with an average rate of 0.78 U.S. dollars per Australian dollars. The terms of these contracts are for periods of under twelve months. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows or outflows will be adversely affected by changes in exchange rates. These contracts do not qualify for hedge accounting in accordance with SFAS No. 133 and are marked to market in Other Expenses in the Company’s Income Statement.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales or purchases denominated in the Canadian dollar, the British pound and the Euro. There were no material contracts at December 31, 2004 to hedge these transactions and the Company had no outstanding contracts at December 31, 2003.

The Company is also subject to translation exposure of the Company’s foreign subsidiaries’ financial statements. A hypothetical 10% change in the exchange rates for the U.S. Dollar to the currencies noted above at December 31, 2004 and 2003 would result in an annual currency translation gain or loss of approximately $1.0 million in 2004 and $0.5 million in 2003.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in the market price of shares in the Company’s deferred compensation plan. These contracts, which consist of cash settled call options in the amount of 277,500 shares, were in excess of the amount of shares related to the plan and are marked to market through earnings. The over hedge position is a result of plan participant changes in investment elections during the term of the current hedge contracts. Assuming no material change in the amount of outstanding shares in the plan, the Company will not renew certain contracts. As a result of these contracts, the Company recognized income of approximately $2.1 million in 2004, $1.5 million in 2003, and $0.4 million in 2002, which reduced the charge for deferred compensation.

Related Party Transactions

Prior to the Armkel acquisition, the Company achieved substantial synergies by combining certain of its operations with those of Armkel, particularly in the areas of sales, manufacturing and distribution, and most service functions. Armkel retained its core marketing, research & development, and financial planning capabilities, and manufactured condoms, but purchased virtually all the support services it required for its U.S. domestic business from the Company under a management services agreement.

For the five months ended May 28, 2004, the Company invoiced Armkel $10.2 million for administrative and management oversight services (which is included as a reduction of selling, general and administrative expenses), purchased $0.8 million of deodorant anti-perspirant inventory produced by Armkel in the first five months of 2004 and sold Armkel $0.7 million of ARM & HAMMER products to be sold in international markets.

During 2003, the Company invoiced Armkel $24.4 million for administrative services, purchased $1.9 million of deodorant anti-perspirant inventory produced by Armkel at its cost and sold $2.9 million of ARM & HAMMER products that were sold in international markets. The Company had an open receivable from Armkel at December 31, 2003 of approximately $6.7 million that primarily related to administrative services.

As noted in “ Concentration of risk” above, the Company divested the USA Detergents non-laundry business and other non-core assets to former USA Detergents executives in connection with the acquisition of USA Detergents. The Company has a $0.4 million ownership interest in USAD. The Company supplies USAD with certain laundry and cleaning products it produces to meet the needs of USAD’s markets at cost plus a mark-up. In addition, the Company leases manufacturing and office space to USAD under a separate agreement.

During 2004 and 2003, the Company sold $24.9 million, and $21.8 million, respectively, of laundry and cleaning products to USAD. Furthermore, the Company billed USAD $0.3 million and USAD billed the Company $0.3 million for leased space. For open amounts receivable at December 31, 2004 and 2003, see “Concentration of risk.”

The Company’s only financial interest in Armkel, prior to its acquisition of Kelso’s interest in Armkel, and in USAD has been the Company’s direct equity investments in Armkel and USAD. The Company has no relationship with the other former equity holders of Armkel and the equity holders of USAD. For this reason, the Company believes it has had no incentive to negotiate with either Armkel or USAD in a manner that is not in the best interests of its stockholders generally.

In connection with its Armand and ArmaKleen joint ventures and its partnership with a supplier of sodium raw materials, the Company believes it has no incentive to negotiate with any of those entities in a manner that is not in the best interests of stockholders generally, since it has no equity interest in the other partners. The Company has entered into agreements with these entities within the ordinary course of business.

Cautionary Note on Forward-Looking Statements

This Annual Report contains forward-looking statements relating to, among other things, short- and long-term financial objectives, sales and earnings growth, gross profit margin, earnings per share, non-cash accounting charges, cash flow, adoption of new accounting guidance, financial forecasts and cost improvement programs. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risk, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), increases in raw material, packaging and energy prices, the Company’s ability to raise prices or reduce promotion spending, the Company’s ability to implement cost reduction programs in response to commodity price increases, the financial condition of major customers, the risks of currency fluctuations, changes in foreign laws and other risks associated with our international operations and trade, competitive and consumer reactions to the Company’s products. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the acquisition or divestiture of assets.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Church & Dwight Co., Inc (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have audited management’s assessment of the Company’s internal control over financial reporting. Their opinion on management’s assessment and their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements appear on pages 33 and 34 of this annual report on Form 10-K.

/s/ James R. Craigie	/s/ Zvi Eiref
James R. Craigie	Zvi Eiref
President and Chief Executive Officer	Chief Financial Officer

March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Church & Dwight Co., Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 4, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 4, 2005

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section on pages 30 and 31 of this annual report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share data)	2004	2003	2002
Net Sales	$1,462,062	$1,056,874	$1,047,149
Cost of sales	928,674	738,883	735,928

Gross Profit	533,388	317,991	311,221
Marketing expenses	161,183	88,807	86,195
Selling, general and administrative expenses	200,452	117,333	120,512

Income from Operations	171,753	111,851	104,514
Equity in earnings of affiliates	15,115	28,632	21,520
Investment earnings	3,225	1,322	1,793
Other income (expense) - net	1,628	(313)	(2,618)
Loss on early extinguishment of debt	(22,871)	(4,127)	—
Interest expense	(41,407)	(20,400)	(23,974)

Income before minority interest and taxes	127,443	116,965	101,235
Minority interest	4	30	143

Income before taxes	127,439	116,935	101,092
Income taxes	38,631	35,974	34,402

Net Income	$88,808	$80,961	$66,690

Weighted average shares outstanding (in thousands)— Basic	61,868	60,341	59,445
Weighted average shares outstanding (in thousands)— Diluted	68,066	64,508	62,714

Net Income Per Share—Basic	$1.44	$1.34	$1.12
Net Income Per Share—Diluted	$1.36	$1.28	$1.07

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share data)	2004	2003
Assets
Current Assets
Cash and cash equivalents	$145,540	$75,634
Accounts receivable, less allowances of $1,171 and $1,969	166,203	107,553
Inventories	148,898	84,176
Deferred income taxes	7,600	14,109
Current portion of long-term note receivable	1,015	942
Prepaid expenses	11,240	6,808
Assets held for sale	13,300	—

Total Current Assets	493,796	289,222

Property, Plant and Equipment (Net)	332,204	258,010
Note Receivable	7,751	8,766
Equity Investment in Affiliates	13,255	152,575
Long-term Supply Contracts	4,881	5,668
Tradenames and Other Intangibles	474,285	119,374
Goodwill	511,643	259,444
Other Assets	40,183	26,558

Total Assets	$1,877,998	$1,119,617

Liabilities and Stockholders’ Equity

Current Liabilities
Short-term borrowings	$98,239	$62,337
Accounts payable and accrued expenses	242,024	148,958
Current portion of long-term debt	5,797	3,560
Income taxes payable	11,479	17,199

Total Current Liabilities	357,539	232,054

Long-term Debt	754,706	331,149
Deferred Income Taxes	108,216	61,000
Deferred and Other Long-term Liabilities	39,384	33,164
Pension, Nonpension Postretirement and Postemployment Benefits	57,836	23,459
Minority Interest	287	297
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value Authorized 100,000,000 shares, issued 69,991,482 shares	69,991	69,991
Additional paid-in capital	47,444	27,882
Retained earnings	510,480	435,677
Accumulated other comprehensive (loss)	(3,110)	(13,962)

	624,805	519,588

Common stock in treasury, at cost: 6,803,296 shares in 2004 and 8,812,445 shares in 2003	(64,775)	(81,094)

Total Stockholders’ Equity	560,030	438,494

Total Liabilities and Stockholders’ Equity	$1,877,998	$1,119,617

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31,
(Dollars in thousands)	2004	2003	2002
Cash Flow From Operating Activities
Net Income	$88,808	$80,961	$66,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	39,093	30,224	27,890
Net loss on disposal and write-down of assets	4,805	2,721	6,193
Equity in earnings of affiliates	(15,115)	(28,632)	(21,520)
Deferred income taxes	12,863	12,490	17,817
Net non-cash charges related to loss on early extinguishment of debt	3,592	4,127	—
Other	(1,839)	330	2,072
Change in assets and liabilities: (net of effects of acquisitions and divestitures)
Decrease (increase) in accounts receivable	42,730	(6,290)	5,876
Decrease (increase) in inventories	4,876	16,508	16,771
(Increase) decrease in prepaid expenses	(1,286)	509	(394)
Increase (decrease) in accounts payable	5,254	(12,262)	(22,963)
Increase in income taxes payable	7,214	7,394	10,199
Increase in other liabilities	3,893	9,790	5,138

Net Cash Provided by Operating Activities	194,888	117,870	113,769
Cash Flow From Investing Activities
Additions to property, plant and equipment	(34,977)	(32,211)	(38,739)
Contingent acquisition payments	(5,666)	(3,597)	—
Distributions from affiliates	5,626	4,570	4,670
Investment in affiliates, net of cash acquired	—	—	(2,731)
Proceeds from notes receivable	942	870	5,803
Proceeds from sale of fixed assets	1,350	—	1,460
Purchase of new businesses (net of cash acquired of $64,506 in 2004, $0 in 2003 and $365 in 2002)	(194,201)	(110,674)	(7,756)
Other	1,261	(174)	(1,077)

Net Cash Used in Investing Activities	(225,665)	(141,216)	(38,370)
Cash Flow From Financing Activities
Proceeds from short-term borrowing	35,475	56,807	2,457
Proceeds from long-term borrowing	790,000	350,000	—
Repayments of long-term borrowings	(725,109)	(379,524)	(52,751)
Proceeds from stock options exercised	18,633	12,640	10,868
Payment of cash dividends	(14,005)	(12,495)	(11,888)
Deferred financing costs	(8,613)	(5,569)	(476)

Net Cash Provided by (Used in) Financing Activities	96,381	21,859	(51,790)
Effect of exchange rate changes on cash and cash equivalents	4,302	819	247

Net Change in Cash and Cash Equivalents	69,906	(668)	23,856
Cash and Cash Equivalents at Beginning of Year	75,634	76,302	52,446

Cash and Cash Equivalents at End of Year	$145,540	$75,634	$76,302

Cash paid during the year for:
Interest (net of amounts capitalized)	$38,801	$15,806	$23,362

Income taxes	$25,131	$15,515	$4,421

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$554,990	$111,610	$14,889
Purchase price	(262,230)	(110,674)	(8,121)

Liabilities assumed	$292,760	$936	$6,768

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2004, 2003 and 2002

	Number of Shares		Amounts
(in thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
January 1, 2002	69,991	(11,277)	$69,991	$(95,453)	$5,084	$312,409	$(9,728)
Net Income	—	—	—	—	—	66,690	—	$66,690
Translation adjustments	—	—	—	—	—	—	(3,732)	(3,732)
Minimum pension liability, net of taxes of $1,497	—	—	—	—	—	—	(2,417)	(2,417)
Interest rate swap agreements, net of taxes of $645	—	—	—	—	—	—	(1,042)	(1,042)

Comprehensive Income								$59,499

Compensation expense relating to stock options	—	—	—	—	804	—	—
Cash dividends	—	—	—	—	—	(11,888)	—
Stock option plan transactions including related income tax benefit of $5,923	—	1,125	—	6,556	10,235	—	—
Other stock issuances	—	6	—	40	97	—	—

December 31, 2002	69,991	(10,146)	69,991	(88,857)	16,220	367,211	(16,919)
Net Income	—	—	—	—	—	80,961	—	$80,961
Translation adjustments	—	—	—	—	—	—	4,498	4,498
Minimum pension liability, net of taxes of $969	—	—	—	—	—	—	(1,513)	(1,513)
Company portion of Armkel accumulated other comprehensive (loss) net of taxes of $1,152	—	—	—	—	—	—	(2,294)	(2,294)
Interest rate swap agreements, net of taxes of $1,380	—	—	—	—	—	—	2,266	2,266

Comprehensive Income								$83,918

Cash dividends	—	—	—	—	—	(12,495)	—
Stock option plan transactions including related income tax benefit of $6,522	—	1,323	—	7,704	11,458	—	—
Other stock issuances	—	11	—	59	204	—	—

December 31, 2003	69,991	(8,812)	69,991	(81,094)	27,882	435,677	(13,962)
Net Income	—	—	—	—	—	88,808	—	$88,808
Translation adjustments	—	—	—	—	—	—	7,523	7,523
Minimum pension liability, net of tax benefits of $274	—	—	—	—	—	—	(289)	(289)
Company portion of Armkel accumulated other comprehensive (loss), net of taxes of $879	—	—	—	—	—	—	3,475	3,475
Interest rate swap Agreements, net of taxes of $55	—	—	—	—	—	—	143	143

Comprehensive Income								$99,660

Cash dividends	—	—	—	—	—	(14,005)	—
Stock option plan transactions including related income tax benefit of $15,516	—	1,999	—	16,225	17,924	—	—
Other stock issuances	—	10	—	94	1,638	—	—

December 31, 2004	69,991	(6,803)	$69,991	$(64,775)	$47,444	$510,480	$(3,110)

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Business

The Company develops, manufactures and markets a broad range of consumer and specialty products. It sells its products, primarily under the ARM & HAMMER and TROJAN brand names, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors.

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America. The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. The Company accounts for equity investments on the cost method for those investments in which it does not control nor have the ability to exert significant influence over the investee, which is generally when the Company has less than a 20 percent ownership interest. In circumstances where the Company has greater than a 20 percent ownership interest and has the ability to exercise significant influence but does not control the investee, the investment is accounted for under the equity method. As a result, the Company accounts for its less than 20% interest in USA Metro, Inc. on the cost basis and accounts for its 50% interest in its Armand Products Company joint venture (“Armand”) and the ArmaKleen Company joint venture (“ArmaKleen”) under the equity method of accounting. Both Armand and ArmaKleen companies are specialty chemical companies and the Company’s portion of their equity earnings is included in the corporate segment in Note 17. Neither company is considered a significant subsidiary; therefore, summarized financial statement data is not presented. On May 28, 2004, the Company purchased the remaining 50% ownership interest of Armkel, LLC (“Armkel”) that it did not own from affiliates of Kelso & Company (“the Armkel acquisition”) for a purchase price of $262 million and Armkel was merged into the Company. Results of operations for the business are included in the Company’s consolidated financial statements from May 29, 2004. Prior to May 28, 2004, the Company accounted for its investment in Armkel under the equity method. All material intercompany transactions and profits have been eliminated in consolidation.

Fiscal Calendar

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31. Quarterly periods are based on a 4-4-5 methodology (4 weeks-4 weeks-5 weeks). As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could include a partial or expanded week.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Management makes estimates regarding inventory valuation, promotional and sales returns reserves, the carrying amount of goodwill and other intangible assets, the realization of deferred tax assets, tax reserves, liabilities related to pensions and other postretirement benefit obligations and other matters that affect the reported amounts and other disclosures in the financial statements. Estimates by their nature are based on judgment and available information. Therefore, actual results could differ materially from those estimates, and it is possible that changes in such estimates could occur in the near term.

Revenue Recognition

Revenue is recognized when finished goods are delivered to our customers or when finished goods are picked up by a customer’s carrier.

Promotional and Sales Returns Reserves

The Company conducts extensive promotional activities, primarily through the use of off-list discounts, slotting, co-op advertising, periodic price reduction arrangements, and end-aisle and other in-store display. All such costs are netted against sales. Slotting costs are recorded when the related sale is recognized. Co-op advertising costs are recorded when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when product is sold relating to the promotion. The reserves for sales returns and consumer and trade promotion liabilities are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date. The Company uses historical trend experience and coupon redemption provider input in arriving at coupon reserve requirements, and forecasted appropriations, customer and sales organization inputs, and historical trend analysis in arriving at the reserves required for other promotional activities and sales returns. While the Company believes that promotional and sales returns reserves are adequate and that the judgment applied is appropriate, amounts estimated to be due and payable could differ materially from actual costs incurred in the future.

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

Foreign Currency Translation

Financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Unrealized gains and losses are recorded in Accumulated Other Comprehensive Loss. Gains and losses on foreign currency transactions were recorded in the accompanying Consolidated Statements of Income.

Cash Equivalents

Cash equivalents consist of highly liquid short-term investments, which mature within three months of purchase.

Inventories

Inventories are valued at the lower of cost or market. Approximately 31% and 45% of the inventory at December 31, 2004 and 2003, respectively, were determined utilizing the last-in, first-out (LIFO) method. The cost of substantially all inventory in the Company’s Specialty Products segment as well as inventory sold under the ARM & HAMMER and BRILLO trademarks in the Consumer Domestic segment is determined utilizing the LIFO method. The cost of the remaining inventory is determined using the first-in, first-out (FIFO) method. When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value), including any costs to sell or dispose the adjusted inventory. The Company identifies any slow moving, obsolete or excess inventory to determine whether a valuation allowance is indicated. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. The estimates as to the future demand used in the valuation of inventory are dependent on the ongoing success of the Company’s products. In addition, the Company’s allowance for obsolescence may be impacted by the rationalization of the number of stock keeping units. To minimize this risk, the Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to reduce the inventory’s net realizable value were $5.9 million at December 31, 2004, and $3.2 million at December 31, 2003.

Property, Plant and Equipment

Property, plant and equipment and additions thereto are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives for building and improvements, machinery and equipment, and office equipment range from 9-40, 3-20, and 3-10 years, respectively. Routine repairs and maintenance are expensed when incurred. Leasehold improvements are depreciated over the lease term, except when the lease renewal has been determined to be reasonably assured and failure to renew the lease imposes a penalty on the Company.

Property, plant and equipment are reviewed periodically for possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment implications. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

Software

The Company accounts for software in accordance with Statement of Position (SOP) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires companies to capitalize certain costs of developing computer software. Amortization is recorded using the straight-line method over the estimated useful lives of the software, which is estimated to be 5 years.

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

•	Changes in the fair value of derivatives that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.

•	Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in Accumulated Other Comprehensive Loss until earnings are affected by the variability of cash flows of the hedged asset or liability. Any ineffectiveness related to these hedges is recorded directly in earnings. The amount of the ineffectiveness was not material.

•	Changes in the fair value of derivatives not designated or qualifying as an accounting hedge are recorded directly to earnings.

Goodwill and Other Intangible Assets

The Company accounts for Goodwill and Other Intangible Assets in accordance with SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method.

Research and Development

Research & development costs in the amount of $33.0 million in 2004, $26.9 million in 2003 and $26.9 million in 2002 were charged to operations as incurred.

Earnings Per Share

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution to the Company’s earnings from common stock issuable pursuant to the exercise of stock options outstanding and effective after December 15, 2004, and the dilutive effect of contingently convertible debt instruments (see below).

In August 2003, the Company issued $100 million of 5.25% convertible senior debentures that may be converted into shares of the Company’s common stock prior to maturity, currently at a conversion price of approximately $31.00 per share, subject to adjustment in certain circumstances. The Emerging Issues Task Force (EITF) concluded in EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that contingently convertible debt (“Co-Cos”) be treated for diluted EPS purposes as if converted from debt to equity, beginning with the date the contingently convertible debt instrument is initially issued, even if the triggering events (such as stock price) have not yet occurred. The Company has implemented this consensus in its 2004 financial statements, which had the effect of lowering 2004 diluted earnings per share by $0.01 and did not have an effect on 2003 and 2002 earnings per share.

The following table reflects the components of common shares outstanding for each of the three years ended December 31, 2004 in accordance with SFAS No. 128:

(In thousands)	2004	2003	2002
Weighted average common shares outstanding - basic	61,868	60,341	59,445
Dilutive effect of stock options	2,972	2,958	3,269
Dilutive effect of convertible debt	3,226	1,209	—

Equivalent average common shares outstanding - diluted	68,066	64,508	62,714

Antidilutive stock options outstanding	895	848	911

On August 6, 2004, the Company announced a 3 for 2 stock split. The shares from the stock split were distributed on September 1, 2004 to shareholders of record at the close of business on August 16, 2004. All share and per share information in this report reflects the impact of the stock split.

Employee Stock Based Compensation

The Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than the fair-value based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” In connection with the Armkel acquisition, the Company paid cash and issued options to purchase 97,500 shares of Company common stock at an exercise price of $22.88 per share to certain executives under Armkel’s Equity Appreciation Rights Plan (“EAR Plan”). The unvested portion of the EAR Plan options is being amortized over a two year vesting period and is recognized as expense as vesting occurs. In 2004, the amount recognized as expense for the stock options granted under the EAR Plan was approximately $0.4 million. The Company recognized compensation expense (net of tax) of approximately $0 in 2003 and $0.5 million in 2002, respectively, in accordance with APB 25. Had compensation cost been determined based on the fair values of the stock options at the date of grant in accordance with SFAS 123, the Company would have recognized additional compensation expense, net of taxes, of $4.3 million, $3.9 million and $4.5 million for 2004, 2003 and 2002, respectively, and the Company’s pro forma net income and pro forma net income per share for 2004, 2003 and 2002 would have been as follows:

(In thousands, except for per share data)	2004	2003	2002
Net Income
As reported	$88,808	$80,961	$66,690
Pro forma	84,536	77,058	62,707
Net Income per Share: basic
As reported	$1.44	$1.34	$1.12
Pro forma	1.37	1.28	1.05
Net Income per Share: diluted
As reported	$1.36	$1.28	$1.07
Pro forma	1.30	1.22	1.01

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments designated and qualifying as cash flow hedges, and minimum pension liability adjustments, and is presented in the Consolidated Statements of Changes in Stockholders’ Equity and in note 14.

Income Taxes

The Company recognizes deferred income taxes under the liability method; accordingly, deferred income taxes are provided to reflect the future consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Management provides valuation allowances against the deferred tax asset for amounts which are not considered “more likely than not” to be realized. The Company records liabilities in income taxes payable for potential assessments in various tax jurisdictions. The liabilities relate to tax return positions, although supportable by the Company, may be challenged by the tax authorities. The Company adjusts these liabilities as a result of changes in tax legislation, interpretations of laws by Courts, rulings by tax authorities, changes in estimates and the closing of the statute of limitations. The Company’s tax rate includes the impact of the liabilities and any changes to the liabilities. Settlement of any issue with the tax authorities would require the use of cash. Favorable resolution of an issue would be recognized as a reduction to our annual tax rate. The Internal Revenue Service is currently examining the Company’s 2002 US Federal Corporation Income Tax Return.

Recent Accounting Pronouncements

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company’s consolidated financial statements and notes reflect the effects of the Act on the postretirement health care plan. The effect of adopting the provisions of this FSP did not have a material effect to the Company’s consolidated financial statements.

In August 2003, the Company issued $100 million of 5.25% convertible senior debentures that may be converted into shares of the Company’s common stock prior to maturity, currently at a conversion price of approximately $31.00 per share, subject to adjustment in certain circumstances. Because of the inclusion of the contingent convertibility feature of the debentures, the Company’s diluted net income per common share does not currently give effect to the dilution from the conversion of the debentures until the Company’s share price exceeds 120% of the conversion price or until the occurrence of certain specified events. However, the Emerging Issues Task Force (EITF) concluded in EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that contingently convertible debt (“Co-Cos”) be treated for diluted EPS purposes as if converted from debt to equity, beginning with the date the contingently convertible debt instrument is initially issued, even if the triggering events (such as stock price) have not yet occurred. The effective date would be reporting periods ending on or after December 15, 2004 and prior period EPS amounts presented for comparative purposes would have to be restated. The Company has implemented this consensus in its 2004 financial statements, which had the effect of lowering 2004 diluted earnings per share by $0.01 and did not have an effect on 2003 and 2002 earnings per share.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment for ARB. 43, Chapter 4”. This Statement requires that certain abnormal costs that were included in inventory pricing such as abnormal costs for idle facility expense, excessive spoilage, double freight, and rehandling costs be treated as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 will not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123 R effectively July 1, 2005, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption, January 1, 2005 for the Company, or for all periods presented. The Company has not yet finalized its decision concerning the transition option and measurement methodology it will utilize to adopt SFAS No. 123R, but estimates that the impact will not be materially different than the amounts shown in its pro forma disclosure.

The American Jobs Creation Act of 2004 (the AJCA) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

The FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1) on December 21, 2004. In accordance with FSP FAS 109-1, the Company will treat the deduction for qualified domestic manufacturing activities, which is effective for the Company beginning January 1, 2005, as a reduction of the income tax provision in future years as realized.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of the repatriation provision.

Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

2. Fair Value of Financial Instruments and Risk Management

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003. Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2004		2003
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$1,015	$1,015	$942	$942
Long-term note receivable	7,751	7,364	8,766	8,788
Financial Liabilities:
Short-term borrowings	98,239	98,239	62,337	62,337
Current portion of long-term debt	5,797	5,797	3,560	3,560
Senior Subordinated Note debt @ 6.0%	250,000	252,500	—	—
Senior Subordinated Note debt @ 9.5%	6,613	6,941	—	—
Long-term bank debt	398,093	403,368	231,149	231,149
Convertible debt	100,000	129,620	100,000	115,790
Interest rate swap contracts	—	—	231	231

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable

The carrying value of the note receivable represents the face value discounted by an interest factor management believes appropriate for the credit risk involved at the date of the note. The fair value of the note receivable reflects what management believes is the appropriate interest factor at December 31, 2004 and 2003, respectively, based on similar risks in the market.

Short-term Borrowings

The carrying amounts of unsecured lines of credit equal fair value because of short maturities and variable interest rates.

Long-term Bank Debt, Current Portion of Long-term Debt and Senior Subordinated Note Debt

The Company determines fair value based upon prevailing value of equivalent financing.

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

Interest Rate Risk

The Company has total debt outstanding at December 31, 2004 of $858.7 million, of which $356.6 million or 42% carries a fixed rate of interest. The remaining debt balance is comprised of $540 million in Term Loans under the Credit Agreement (which may be increased by $250 million upon the satisfaction of certain conditions) of which $400.3 million was outstanding as of December 31, 2004; and $100.0 million under the revolving facility under the Credit Agreement, $94.0 million of which was un-drawn at December 31, 2004. The Company entered into a receivables purchase agreement with the issuer of receivables-backed commercial paper in order to refinance a portion of its primary borrowing facility, and subsequently increased this facility as a result of the Armkel acquisition. The balance outstanding under this agreement was $93.7 million at December 31, 2004. The weighted average interest rate on all these borrowings at December 31, 2004, excluding deferred financing costs and commitment fees, was approximately 4.6%.

The Company’s domestic operations and its Brazilian subsidiary have other short and long-term debts that are floating rate obligations. If the floating rate were to change by 10% from the December 31, 2004 level, additional annual interest expense associated with the floating rate debt would be immaterial.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/ British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Brazilian Real.

As a result of the Armkel acquisition, the Company assumed intercompany loans with certain of its subsidiaries. The Company is exposed to foreign exchange accounting remeasurement gains and losses from these intercompany loans. The Company has entered into several foreign exchange contracts to hedge the net accounting remeasurement exposure on these loans. At December 31, 2004, the Company hedged 9.7 million Euro’s, which is approximately 65% of the Euro debt position, with an average rate of 1.36 U.S. dollars per Euro. The Company hedged 30.0 million Mexican Peso’s, which is approximately 49% of the Peso debt position, with a rate of 0.0893 U.S. dollars per peso. The Company had 4.9 million Australian Dollars, which is approximately 55% of the Australian Dollar debt position, with an average rate of 0.78 U.S. dollars per Australian dollars. The terms of these contracts are for periods of under twelve months. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows or outflows will be adversely affected by changes in exchange rates. These contracts do not qualify for hedge accounting in accordance with SFAS No. 133 and are marked to market in Other Expenses in the Company’s Income Statement.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales or purchases denominated in the Canadian dollar, the British pound and the Euro. There were no material contracts at December 31, 2004 to hedge these transactions and the Company had no outstanding contracts at December 31, 2003.

The Company is also subject to translation exposure of the Company’s foreign subsidiary’s financial statements. A hypothetical 10% change in the exchange rates for the U.S. Dollar to the currencies noted above at December 31, 2004 and 2003 would result in an annual currency translation gain or loss of approximately $1.0 million in 2004 and $0.5 million in 2003.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in market price of shares in the Company’s deferred compensation plan. These contracts, which consist of cash settled call options in the amount of 277,500 shares, which was in excess of the amount of shares related to the plan and are marked to market through earnings. The over hedge position is a result of plan participant change in investment elections during the term of the current hedge contracts. Assuming no material change in the amount of outstanding shares in the Plan, the Company will not renew certain contracts. As a result of these contracts, the Company recognized income of approximately $2.1 million in 2004, $1.5 million in 2003, and $0.4 million in 2002, which reduced the charge for deferred compensation.

3. Inventories

Inventories are summarized as follows:

(In thousands)	2004	2003
Raw materials and supplies	$40,996	$26,205
Work in process	7,310	204
Finished goods	100,592	57,767

	$148,898	$84,176

Inventories valued on the LIFO method totaled $46.7 million and $38.1 million at December 31, 2004 and 2003, respectively, and would have been approximately $3.1 million and $2.9 million higher, respectively, had they been valued using the first-in, first-out (FIFO) method.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	2004	2003	Estimated Lives (years)
Land	$13,594	$6,165	N/A
Buildings and improvements	135,329	109,860	9-40
Machinery and equipment	350,591	295,255	3-20
Office equipment and other assets	37,255	27,753	3-10
Software	16,733	12,459	5
Mineral rights	999	571	Based on Volume
Construction in progress	10,421	9,574	N/A

	564,922	461,637
Less accumulated depreciation, depletion and amortization	232,718	203,627

Net property, plant and equipment	$332,204	$258,010

Depreciation, depletion and amortization of property, plant and equipment amounted to $29.9 million, $23.8 million and $22.2 million in 2004, 2003 and 2002, respectively. Interest charges in the amount of $0.4 million, $0.4 million and $0.6 million were capitalized in connection with construction projects in 2004, 2003 and 2002, respectively.

During the second quarter of 2004, the Company recorded a plant impairment charge of $1.5 million, which was recorded as cost of sales in the Consumer Domestic segment, as the value could not be supported by projected cash flows. During the fourth quarter of 2004, the Company wrote-off approximately $1.8 million of manufacturing equipment removed from service that was charged to cost of sales in the Consumer Domestic segment. Also during the fourth quarter of 2004, the Company made available for sale a small foreign manufacturing facility and wrote the carrying value down by $0.8 million to its estimated net realizable value based upon a sales agreement. This was charged to cost of sales in the Consumer International segment. The remaining value of the plant of approximately $2.3 million was reclassified from property, plant and equipment to assets held for sale.

During the fourth quarter of 2003, the Company wrote-down the value of manufacturing assets by approximately $1.2 million and wrote-off approximately $ 1.5 million of manufacturing equipment removed from service. The write-down was a result of declining sales volume and discounted cash flows were used to determine its value. Both amounts are included in Cost of Sales in the Company’s Consolidated Statement of Income. The charges and the remaining carrying value are included in the Consumer Domestic segment.

5. Unilever Oral Care Business Acquisition

On October 20, 2003, the Company purchased four oral care brands from Unilever in the United States and Canada. The purchase includes the MENTADENT brand of toothpaste and toothbrushes, PEPSODENT and AIM toothpaste, and exclusive licensing rights to CLOSE-UP toothpaste

The Company paid Unilever approximately $104 million in cash at closing and assumed certain liabilities, and will make additional performance-based payments of between $5 million and $12 million payable over eight years following the transaction which will be accounted for as additional purchase price. Through December 31, 2004, the Company has made contingent payments of $2.5 million. The acquisition was funded by obtaining new term loans through an Amendment to the Company’s Credit Agreement dated September 28, 2001 (which was subsequently refinanced in May 2004 as part of the Armkel acquisition) as well as available cash. Results of operations for the businesses are included in the Company’s consolidated financial statements from October 20, 2003. Separate pro forma comparative results of operations are not presented because they are not materially different from the Company’s reported results of operations; however, pro forma results for the period in 2003 that the Company did not own the business are included in the pro forma income statement (see note 7).

The following table summarizes the final purchase price allocation:

(in thousands)
Inventories	$16,402
Property, plant and equipment	5,835
Tradenames	39,349
Other long-term assets	550
Goodwill	49,064

Total assets acquired	111,200
Current liabilities	(515)

Net assets acquired	$110,685

6. Armkel, LLC

On May 28, 2004, the Company purchased the remaining 50% of Armkel that it did not previously own from affiliates of Kelso & Company for a purchase price of approximately $262 million.

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

The following table summarizes the historical investment and the preliminary purchase price allocation relating to purchasing Kelso’s 50% interest in Armkel.

(In thousands)	Book Value of Previously Owned Interest	Fair Value of Assets Acquired	Total as of May 28, 2004
Current Assets	$117,085	$127,596	$244,681
Property, plant and equipment	37,499	40,541	78,040
Tradenames and patents	125,000	229,133	354,133
Goodwill	102,578	153,451	256,029
Other long-term assets	10,612	4,269	14,881

Total Assets	392,774	554,990	947,764
Current liabilities	113,373	113,609	226,982
Long-term debt	111,950	121,500	233,450
Other long-term liabilities	15,946	57,651	73,597

Net Assets	$151,505	$262,230	$413,735

The allocation of purchase price has not yet been finalized since an independent appraisal is still in process. However, management does not believe that the finalization of the purchase price allocation will have a material impact on the Consolidated Financial Statement.

The following table summarizes financial information for Armkel for the five months ending May 28, 2004 and the twelve months ended December 31, 2003 and 2002, during which the Company accounted for its 50% interest under the equity method.

(In thousands)	Five Months Ended May 28, 2004	Twelve Months Ended December 31,2003	Twelve Months Ended December 31, 2002
Income statement data:
Net sales	$192,767	$410,694	$383,782
Gross profit	109,915	228,419	210,833
Net income	21,554	50,239	31,214
Equity in affiliate’s income recorded by the Company	10,777	25,130	18,107

For the five months ended May 28, 2004, the Company invoiced Armkel $10.2 million for administrative and management oversight services (which is included as a reduction of selling, general and administrative expenses), purchased $0.8 million of deodorant anti-perspirant inventory produced by Armkel in the first five months of 2004 and sold Armkel $0.7 million of ARM & HAMMER products to be sold in international markets.

During 2003 and 2002, the Company invoiced Armkel $24.4 million and $22.5 million respectively, for administrative and manufacturing services, and purchased $1.9 million and $7.1 million of deodorant anti-perspirant inventory produced by Armkel at its cost. The Company sold Armkel $2.9 million and $1.4 million of ARM & HAMMER products to be sold in international markets in 2003 and 2002, respectively. Armkel invoiced the Company $1.7 million for transition administrative services in 2002. The Company had an open receivable from Armkel of approximately $6.7 million December 31, 2003.

7. Unaudited Pro Forma Results

The following pro forma information gives effect to the Company’s purchase of Kelso’s interest in Armkel and the Unilever oral care business as if they occurred on January 1, 2003. Pro forma adjustments include inventory step-up charges, equity appreciation rights, additional interest expense and the related income tax impact, as well as elimination of intercompany sales.

Pro forma comparative net sales, net income and basic and diluted earnings per share for the twelve months ended December 31,2004 and December 31,2003 are as follows:

	Twelve Months Ended December 31, 2004		Twelve Months Ended December 31, 2003
(Dollars in thousands, except per share data)	Reported	Pro forma	Reported	Pro forma

Net Sales	$1,462,062	$1,654,087	$1,056,874	$1,558,209
Net Income	88,808	113,328	80,961	101,542
Earnings Per Share Basic	1.44	1.84	1.34	1.68
Earnings Per Share Diluted	1.36	1.74	1.28	1.61

8. Goodwill and Other Intangibles

The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

The following table discloses the carrying value of all intangible assets:

	December 31, 2004				December 31, 2003
(In thousands)	Gross Carrying Amount	Accum. Amort.	Net	Amort. Period (years)	Gross Carrying Amount	Accum. Amort.	Net	Amort. Period (years)
Amortized intangible assets:
Tradenames	$77,433	$(12,759)	$64,674	10-20	$69,645	$(7,839)	$61,806	10-20
Formulas	22,320	(3,023)	19,297	10-20	6,281	(1,430)	4,851	10-20
Non Compete Agreement	1,143	(350)	793	10	1,143	(233)	910	10

Total	$100,896	$(16,132)	$84,764		$77,069	$(9,502)	$67,567

Unamortized intangible assets – Carrying value:
Tradenames	$389,521				$51,807

Total	$389,521				$51,807

The increase in tradenames as compared to the values at December 31, 2003 is primarily due to the consolidation of Armkel and the final valuation adjustments associated with the Unilever brands acquired in 2003. Furthermore, in connection with the Armkel acquisition, the tradenames acquired reflect their estimated fair market value as of May 28, 2004, per an independent appraisal.

Intangible amortization expense amounted to $6.6 million for the twelve months of 2004 and $2.1 million for the same period of 2003. The Company’s current estimated intangible amortization will be approximately $7.2 million in each of the next five years.

In accordance with SFAS No. 142, the Company completed the annual impairment test of the valuation of unamortized tradenames, and based upon the results, there was no impairment. During 2002, the Company recorded a $2.3 million impairment charge related to one of its unamortized tradenames due to changes in market conditions and included the charge in selling, general and administrative expenses. This charge affected the Company’s Consumer Domestic segment. Fair value was determined using discounted cash flows. This tradename, which had a carrying value of approximately $4.8 million, was subsequently amortized as it has been determined to have a finite life.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2004 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty	Total
Balance December 31, 2003	$235,920	$931	$22,593	$259,444
Tradename and fixed asset valuation adjustments	(3,862)	—	—	(3,862)
Goodwill associated with the Armkel acquisition	236,335	19,694	—	256,029
Other	—	37	(5)	32

Balance December 31, 2004	$468,393	$20,662	$22,588	$511,643

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

(In thousands)	2004	2003
Trade accounts payable	$110,473	$79,927
Accrued marketing and promotion costs	71,689	41,038
Accrued wages and related costs	30,361	10,630
Accrued profit-sharing	12,513	7,097
Other taxes payable	4,248	497
Other accrued current liabilities	12,740	9,769

	$242,024	$148,958

10. Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)		Dec. 31, 2004	Dec. 31, 2003
Syndicated Financing Loan		$—	$230,000
Term B Loan		400,338
Amount due 2005	$5,113
Amount due 2006	4,012
Amount due 2007	4,012
Amount due 2008	4,012
Amount due 2009	4,012
Amount due 2010 & subsequent	379,177
Convertible Debentures due on August 15, 2033		100,000	100,000
Securitization of Accounts Receivable due on April 13, 2005		93,700	56,300
Senior Subordinated Note (6%) due December 22, 2012		250,000	—
Senior Subordinated Note (9 1/2%) due August 15, 2009		6,400	—
Premium on 6% Senior Subordinated Note		213	—
Various Debt due to Brazilian Banks $4,470 in 2005, $620 in 2006, $228 in 2007		5,318	7,356
Industrial Revenue Refunding Bond Due in installments of $685 from 2005-2007 and $650 in 2008		2,705	3,390
Other International Debt		68	—

Total debt		858,742	397,046

Less: current maturities		104,036	65,897

Net long-term debt		$754,706	$331,149

As of December 31, 2004, the principal payments required to be made with respect to the Company’s consolidated total debt are as follows:

(In thousands)
2005	$104,036
2006	5,317
2007	4,925
2008	4,662
2009	10,625
2010 and subsequent	729,177

$858,742

The Company had outstanding total debt of $858.7 million and cash of $145.5 million (of which $56.5 million resides in foreign subsidiaries). Total debt less cash (“Net debt”) was $713.2 million at December 31, 2004. The Company had outstanding total debt of $397.0 million, and cash of $75.6 million, resulting in net debt of $321.4 million at December 31, 2003.

During the first quarter of 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion, $60.0 million, of its primary credit facility. The transaction resulted in a reclassification of long-term debt to short-term debt in the Company’s consolidated balance sheet. Under this arrangement, the Company sold, and will sell from time to time, throughout the three-year term of the agreement, its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware limited liability company (“Harrison”). Harrison in turn sold, and will sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. The receivables assets and the short-term borrowings of Harrison are included in the consolidated financial statements of the Company. The transactions were entered into to reduce certain expenses associated with the credit facility in addition to lowering the Company’s financing costs by accessing the commercial paper market. During July 2004, as a result of the Armkel acquisition, the Company amended its accounts receivable securitization agreement to increase the capacity that can be borrowed from $60 million to $100 million. The balance outstanding under the agreement on December 31, 2004 was $93.7 million. The proceeds of the increased borrowing were used to make a voluntary Term A Loan payment on August 4, 2004.

In August of 2003, the Company issued $100 million principal amount of 5.25% convertible senior debentures due August 15, 2033 through a private placement to qualified institutional buyers. The debentures rank equal in right of payment with all of the Company’s existing and future unsecured senior indebtedness. The debentures are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness and to all of the existing and future indebtedness and other liabilities of the Company’s subsidiaries. The Company has the right to redeem all or part of the debentures on or after August 15, 2008. Interest is paid semi-annually on August 15th and February 15th of each year.

On each of August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023 and August 15, 2028, or in the event of a change in control, holders may require the Company to repurchase all or any portion of the debentures at a purchase price equal to 100.0% of the principal amount of the debentures, plus accrued and unpaid interest to the date of repurchase. The Company must pay cash for any debentures repurchased on August 15, 2010. However, the Company may choose to pay cash, shares of its common stock, or a combination of cash or shares of its common stock for any debentures repurchased on August 15, 2013, August 15, 2018, August 15, 2023 or August 15, 2028 or following a change in control.

Holders may convert their debentures into shares of the Company’s common stock prior to maturity at a conversion rate of 32.26 shares of common stock per each $1,000 principal amount of debentures, which is equivalent to a conversion price of approximately $31.00 per share, subject to adjustment in certain circumstances. A holder may convert the debentures into the Company’s common stock under the following circumstances: during any conversion period prior to August 15, 2032, if the sale price of the Company’s common stock is more than 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the first day of that conversion period (the “20% conversion price premium”); the trading price of a debenture falls below a specified threshold; specified credit rating events with respect to the debentures occur; the Company calls the debentures for redemption; or specified corporate transactions occur.

In conjunction with the Armkel acquisition, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with several banks and other financial institutions, The Bank of Nova Scotia, Fleet National Bank and National City Bank, each as a documentation agent, Citicorp North America, Inc., as syndication agent, and J.P. Morgan Chase Bank, as administrative agent. The Credit Agreement provides for (i) a five year term loan in a principal amount of $100.0 million (the “Term A Loan”), (ii) a seven year term loan in the principal amount of $440.0 million, which term loan may be increased by up to an additional $250.0 million upon the satisfaction of certain conditions (the “Term B Loan,” and together with the Term A Loan, the “Term Loans”), and (iii) a five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100.0 million (the “Revolving Loans”), $94.0 million of which was undrawn at December 31, 2004. The Term Loans were used to finance the acquisition of the remaining 50% interest in Armkel not previously owned by the Company, pay amounts outstanding under Armkel’s principal credit facility of approximately $136.0 million and refinance the Company’s principal credit facility of approximately $194.0 million. The Revolving Loans are available for general corporate purposes. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its domestic subsidiaries. Those domestic subsidiaries have also guaranteed the loan obligations under the Credit Agreement. The Term Loans and the Revolving Loans bear interest under one of two rate options, selected by the Company, equal to (a) either (i) a eurocurrency rate (adjusted for any reserve requirements) (“Eurocurrency Rate”) or (ii) the greater of the prime rate, the secondary market rate for three-month certificates of deposit (adjusted for any reserve requirements) plus the applicable FDIC assessment rate plus 1.0%, or the federal funds effective rate plus 0.5% (“Alternate Base Rate”), plus (b) an applicable margin. The applicable margin is determined by the Company’s current leverage ratio. At the closing date of the Credit Agreement, the applicable margin was (a) 1.75% for the Eurocurrency Rate and (b) 0.75% for the Alternate Base Rate.

During the fourth quarter of 2004, the Company issued $250 million of 6.0% Senior Subordinated Notes due December 15, 2012 in a private placement. In conjunction with the placement, the Company effected a cash tender offer and consent solicitation for any and all of the outstanding Armkel 9 1/2% Senior Subordinated Notes due 2009 that it assumed as part of the Armkel acquisition. The price paid for each $1,000 principal amount of Notes tendered and accepted for payment (including a consent payment of $30 per $1,000 principal amount of Notes) was $1,086.80, plus accrued and unpaid interest to the payment date. Of the outstanding balance of $225 million, $218.6 million was purchased by the Company. As a result, the Company incurred a fourth quarter loss on early extinguishment of debt charge of $14.9 million (which included the write-off of existing deferred financing costs).

As noted above, on December 22, 2004, the Company issued $250 million of 6.0% senior subordinated notes due December 15, 2012 (“Notes”) with interest paid semi-annually. The Notes were issued at par and the Company received net proceeds of $225 million. That amount was used to redeem $218.6 million of the Armkel notes and the balance was used to make voluntary bank debt repayments. The notes will be guaranteed on an unsecured senior basis by substantially all of the Company’s existing and future domestic subsidiaries whose annual revenues (other than intercompany revenues) or total assets (other than intercompany receivables) are $100,000 or more. The notes will be redeemable at the Company’s option, in whole or in part, at any time on or after December 15, 2008, at pre determined redemption prices, together with accrued and unpaid interest, if any, to the date of redemption. The notes will be redeemable at the Company’s option, in whole or in part, at any time prior to December 15, 2008, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption plus a “make-whole” premium. At any time prior to December 15, 2007, The Company may redeem up to 35% of the original principal amount of the notes (calculated after giving effect to any issuance of additional notes issued under the same indenture) with the proceeds of one or more equity offerings of the Company’s capital stock at a redemption price of 106.0% of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of redemption.

The terms of the subordinated note and credit agreement place a limit on the amount of certain cash payments the Company can make. This limitation includes the amount the Company can pay in dividends on its common stock. As long as the Company is not in default under either agreement, the limitation ( which is a percent of net income relative to the Company’s consolidated leverage ratio) is such that the Company does not currently anticipate having an effect on the its ability to pay dividends at its current rate.

In addition, QGN has lines of credit which enable it to borrow up to $7 million in its local currency, of which approximately $3 million was utilized as of December 31, 2004 and 2003. The weighted average interest rate on these borrowings at December 31, 2004 and 2003 was approximately 18.0% and 15.3%, respectively. QGN’s long-term debt is at various interest rates that are determined by several inflation indexes in Brazil.

11. Income Taxes

The components of income before taxes are as follows:

(in thousands)	2004	2003	2002
Domestic	$113,000	$108,908	$96,752
Foreign	14,439	8,027	4,340

Total	$127,439	$116,935	$101,092

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

(in thousands)	2004	2003	2002
Current:
U.S. federal	$16,475	$16,598	$10,487
State	4,485	3,149	3,450
Foreign	4,808	3,737	2,648

	25,768	23,484	16,585

Deferred:
U.S. federal	11,539	11,595	17,825
State	1,509	1,579	1,116
Foreign	(185)	(684)	(1,124)

	12,863	12,490	17,817

Total provision	$38,631	$35,974	$34,402

Deferred tax (assets)/liabilities consist of the following at December 31:

(in thousands)	2004	2003
Current net deferred tax assets:
Promotions, principally coupons	$(826)	$(3,817)
Reserves and other liabilities	(4,352)	(726)
Accounts receivable	(1,265)	(3,920)
Net operating loss	(5,586)	(1,700)
Capitalization of inventory costs	(483)	(1,056)
Tax credits	(1,608)	(1,608)
Unrealized (gain)/loss on foreign exchange	6,520	(1,282)

Total current deferred tax assets	(7,600)	(14,109)

Long-term deferred tax asset:
Nonpension postretirement of foreign affiliates	(899)	—
Minimum pension liability of foreign affiliates	(5,376)	—
Net operating loss	(1,710)	—
Depreciation and amortization	991	—
Goodwill	4,757	—
Other	(383)	—

	(2,620)	—

Current deferred tax liability:
Reserves and other liabilities	(97)	—
Inventory related	1,536	—

	1,439	—

Noncurrent net deferred tax liabilities:
Nonpension postretirement and postemployment benefits	(6,840)	(6,233)
Deferred compensation	(13,628)	(10,639)
Reserves and other liabilities	(972)	(2,369)
Investment valuation difference	(741)	(88)
Loss carryforward of foreign subsidiary	(3,070)	(1,552)
Foreign exchange translation adjustment	(27)	(2,749)
Depreciation and amortization	138,126	56,653
Net operating loss carryforward	(6,765)	(13,410)
Difference between book and tax losses of equity investment	2,145	37,000
Tax credits	(4,418)	(1,868)
Minimum pension liability	(5,857)	(2,466)
Contribution carryforward	(4,028)	(2,496)
Other	(4,030)	(1,621)
Valuation allowance	5,370	12,838
Goodwill	12,951	—

Net noncurrent deferred tax liabilities	108,216	61,000

Net deferred tax liability	$99,435	$46,891

Long term deferred tax assets are presented in other assets in the December 31, 2004 balance sheet. Current deferred tax liability is presented in Accounts Payable and Accrued Expenses in the December 31, 2004 balance sheet. The change in the valuation allowance relates to the Company being able to realize the benefit of certain loss carryforwards.

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

(in thousands)	2004	2003	2002
Statutory rate	35%	35%	35%
Tax that would result from use of the federal statutory rate	$44,605	$40,927	$35,382
Depletion	(483)	(405)	(420)
Research & development credit	(4,662)	(600)	(600)
State and local income tax, net of federal effect	4,022	3,073	2,968
Varying tax rates of foreign affiliates	(432)	233	(45)
Benefit from extraterritorial income exclusion	(755)	(770)	(825)
Taxes included in equity in earnings (loss) from affiliates	(1,761)	(2,592)	(1551)
Resolution of state audits	—	(3,400)	—
Contributions of inventory	(700)	(875)	(860)
Other	(1,203)	385	353

	(5,974)	(4,953)	(980)

Recorded tax expense	$38,631	$35,974	$34,402

Effective tax rate	30.3%	30.8%	34.0%

At December 31, 2004, the Company had net operating loss carryforwards for federal, foreign and state of $12.0 million, $26.2 million and $14.5 million, respectively. These net operating losses expire on various dates through December 31, 2020.

The Company has undistributed earnings of foreign subsidiaries of approximately $39.3 million at December 31, 2004 for which deferred taxes have not been provided. These earnings, which are considered to be invested indefinitely, subject to the Company’s final determination of the impact of the AJCA discussed below, would be subject to US tax if they were remitted as dividends. At this time it is not practicable to determine the deferred tax liability on these earnings.

The AJCA was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. In accordance with FSP FAS 109-1, the Company will treat the deduction for qualified domestic manufacturing activities, which is effective for the Company beginning January 1, 2005, as a reduction of the income tax provision in future years as realized. In connection with FSP FAS 109-2, which allows companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings, the Company has not decided on whether, or to what extent, the Company may repatriate foreign earnings under the AJCA. The range of the income tax effect of the repatriation cannot be reasonably estimated at this time.

The Company records liabilities in income taxes payable for potential assessments in various tax jurisdictions. The liabilities relate to tax return positions, although supportable by the Company, may be challenged by the tax authorities. The Company adjusts these liabilities as a result of changes in tax legislation, interpretations of laws by Courts, rulings by tax authorities, changes in estimates and the closing of the statute of limitations. The Company’s tax rate includes the impact of the liabilities and any changes to the liabilities. Settlement of any issue with the tax authorities would require the use of cash. Favorable resolution of an issue would be recognized as a reduction to our annual tax rate. The Internal Revenue Service is currently examining the Company’s 2002 US Federal Corporation Income Tax Return.

12. Benefit Plans

The Company has defined benefit pension plans covering certain hourly employees. Pension benefits to retired employees are based upon their length of service and a percentage of qualifying compensation during the final years of employment. The Company’s funding policy is consistent with federal funding requirements.

The Company maintains unfunded plans, which provide medical benefits for eligible domestic retirees and their dependents and employees in Canada. The Company accounts for these benefits in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” This standard requires the cost of such benefits to be recognized during the employee’s active working career.

The following table provides information on the status of the plans at December 31:

	Pension Plans		Nonpension Postretirement Benefit Plans
(In thousands)	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$24,299	$21,643	$14,792	$13,711
Benefit obligation acquired during year—Armkel	92,463	—	2,506	—
Adjustment to prior year obligation	—	—	(7)	—
Service cost	1,706	148	510	336
Interest cost	4,551	1,450	1,040	817
Plan participants’ contributions	214	—	—	—
Actuarial (gain) loss	4,348	2,865	2,087	677
Plan amendments	—	—	(125)	—
Settlements	(2,019)	—	—	—
Effects of exchange rate changes	5,903	—	312	—
Benefits paid	(5,239)	(1,807)	(1,159)	(749)

Benefit obligation at end of year	$126,226	$24,299	$19,956	$14,792

Change in Plan Assets:
Fair value of plan assets at beginning of year	$16,161	$14,952	$—	$—
Fair value of assets aquired during year—Armkel	64,588	—	—	—
Actual return on plan assets (net of expenses)	5,000	1,516	—	—
Employer contributions	4,459	1,500	1,159	749
Plan participants’ contributions	214	—	—	—
Actuarial (gain)/loss	4	—	—	—
Settlements	(3,463)	—	—	—
Effects of exhange rate changes	4,316	—	—	—
Benefits paid	(5,239)	(1,807)	(1,159)	(749)

Fair value of plan assets at end of year	$86,040	$16,161	$—	$—

Reconciliation of the Funded Status:
Funded status	$(40,186)	$(8,138)	$(19,956)	$(14,792)
Unrecognized prior service cost (benefit)	269	27	(500)	(461)
Unrecognized actuarial (gain) loss	9,735	6,970	1,689	(431)
Loss due to currency fluctuations	122	(22)	7	—

Net amount recognized at end of year	$(30,060)	$(1,163)	$(18,760)	$(15,684)

Accumulated benefit obligation	$115,587	$23,747	$—	$—

Amounts recognized in the statement of financial position consist of:

	2004	2003	2004	2003
Accrued benefit liability	$(36,965)	$(7,559)	$(18,760)	$(15,684)
Prepaid benefit cost	72	—	—	—
Accumulated other comprehensive income	6,833	6,396	—	—

Net amount recognized at end of year	$(30,060)	$(1,163)	$(18,760)	$(15,684)

The Company’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Plan Assets at December 31,
	2004	2003
Equity Securities	55%	45%
Debt Securities	21%	51%
Fixed Income	19%	—
Other	5%	4%

	100%	100%

The Company’s investment policy is designed to provide flexibility in the asset mix decision based on management’s assessment of economic conditions with the overall objective being maximum rates of return appropriately balanced to minimize market risks. While our asset mix has varied significantly over the last two years as a result of the Armkel acquisition, our long-term strategic goal is to reach an asset mix comprising approximately 60% equity securities and 40% debt/fixed income securities.

Weighted-average assumptions used to determine benefit obligations as of December 31:

	Pension Plans		Nonpension Postretirement Benefit Plans
	2004	2003	2004	2003
Discount rate	5.58%	6.00%	5.72%	6.00%
Rate of compensation increase	4.15%	4.85%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Plans		Nonpension Postretirement Benefit Plans
	2004	2003	2004	2003
Discount rate	5.96%	6.75%	6.00%	6.75%
Rate of compensation increase	4.29%	4.85%	—	—
Expected return on plan assets	7.61%	8.72%	—	—

The Company had a settlement loss in the fourth quarter of 2004 to one of the Canadian pension plans due to the Company’s decision to terminate the plan.

Net Pension and Net Postretirement Benefit Costs consisted of the following components:

	Pension Costs			Postretirement Costs
(In thousands)	2004	2003	2002	2004	2003	2002
Components of Net Periodic Benefit Cost:
Service cost	$1,706	$148	$140	$510	$336	$446
Interest cost	4,551	1,450	1,338	1,040	817	876
Expected return on plan assets	(4,242)	(1,261)	(1,442)	—	—	—
Amortization of transition obligation	—	—	—	156	—	—
Amortization of prior service cost	3	3	3	(86)	(79)	(79)
Recognized actuarial (gain) or loss	264	299	46	(2)	(87)	(40)
Settlement loss	2,019	—	—	—	—	—

Net periodic benefit cost	$4,301	$639	$85	$1,618	$987	$1,203

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

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for our pension plans and postretirement plans we refer to applicable indices such as the Moody’s AA Corporate Bond Index to select a rate at which we believe the pension benefits could be effectively settled. Based on the published rates as of December 31, 2004, as well as selected Corporate bonds matching our estimated cash flows of the plans, the Company used a discount rate of 5.75% for the three remaining domestic plans, a decline of 25 basis points from the 6.00% rate used in 2003. This had the effect of increasing the projected benefit obligation for pensions and the accumulated postretirement benefit obligation by approximately $1.5 million and $0.4 million, respectively, for the year ended December 31, 2004.

The expected long-term rate of return on pension plan assets is selected by taking into account a historical trend based on a 15 year average, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Based on these factors, the Company’s weighted average expected long-term rate of return as of December 31, 2004 is 7.61%, a decline of 111 basis points from the 8.72% rate used at December 31, 2003. This decrease is due to the change in expected long-term rate of the Company’s domestic plans from 8.75% to 8.25% and the inclusion of Armkel’s plans. A 50 basis point change in the expected long-term rate of return would result in less than a $0.4 million change in pension expense for 2005.

On December 31, 2004 the accumulated benefit obligation related to our pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an un-funded accumulated benefit obligation). This difference is attributed to (1) an increase in the accumulated benefit obligation that resulted from the decrease in the interest rate used to discount the projected benefit obligation to its present settlement amount from 6.00% to 5.75%, partially offset by (2) the increase in the market value of the plan assets at December 31, 2004. As a result, in accordance with SFAS No. 87, the Company recognized an additional minimum pension liability of $1.4 million included in benefit obligations, and recorded a charge, net of tax, to accumulated other comprehensive loss of $0.8 million which decreased stockholders’ equity. The charge to stockholders’ equity for the excess of additional pension liability represents a net loss not yet recognized as pension expense. Based on the aforementioned assumptions, the income statement impact for 2004 is estimated to be approximately $0.8 million charged to earnings.

The pension plan assets primarily consist of equity mutual funds, fixed income funds and a guaranteed investment contract fund.

The Company estimates it will be required to make cash contributions to its pension plans of approximately $5.4 million in 2005. The contribution is $0.9 million higher than 2004 due to the inclusion of Armkel’s pension plans.

The accumulated postretirement benefit obligation has been determined by application of the provisions of the Company’s medical plans including established maximums and sharing of costs, relevant actuarial assumptions and health-care cost trend rates projected at 12.56% for 2005 and decreasing to an ultimate rate of 5.13% in 2014. The Company has a maximum annual benefit based on years of service for those participants over 65 years of age.

The following chart shows the effect of a 1% change in healthcare cost trends:

(in thousands)	2004	2003
Effect of 1% increase in health-care cost trend rates on:
Postretirement benefit obligation	$997	$906
Total of service cost and interest cost component	96	77
Effect of 1% decrease in health-care cost trend rates on:
Postretirement benefit obligation	(892)	(811)
Total of service cost and interest cost component	(85)	(68)

Deferred Compensation Plan

The Company maintains a deferred compensation plan in which certain management and highly compensated employees are eligible to defer a maximum of 100% of their regular compensation and bonuses and non-employee Board members are eligible to defer up to 100% of their directors’ compensation. The compensation deferred under this plan is credited with earnings or losses based upon changes in values of investments elected by the plan participant. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. The deferrals are invested by the Company through a trust. The trust invests these deferred amounts based upon the elections made by the participants, with the exception of elections made for Church & Dwight stock. The liability to plan participants for contribution designation to Company stock is based on the changes in the quoted fair value of the Company’s stock. The invested deferred amounts are invested in either equity mutual funds or money market accounts. The Company uses hedging instruments to minimize the cost related to the volatility of Church & Dwight stock. At December 31, 2004 and 2003, the liability under these plans amounted to $32.4 million and $24.4 million, respectively and the funded balances amounted to $21.3 million and $16.3 million, respectively. The amounts charged to earnings, including the effect of the hedges, totaled $1.5 million, $2.0 million, and $2.1 million in 2004, 2003 and 2002, respectively.

The Company also maintains a defined contribution profit-sharing plan for salaried and certain hourly employees. Amounts charged to earnings for this plan were $9.8 million, $6.8 million and $7.1 million in 2004, 2003 and 2002, respectively.

The Company also has an employee 401K savings plan. The Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings. The Company’s matching contributions to the savings plan were $2.5 million, $2.0 million and $2.3 million in 2004, 2003 and 2002, respectively.

13. Stock Option Plans

The Company has options outstanding under three equity compensation plans. Under the 1983 Stock Option Plan and the 1994 Incentive Stock Option Plan, the Company may grant options to key management employees. Under the Stock Option Plan for Directors the Company grants options to non-employee directors. Options outstanding under the plans are issued at market value, vest on the third anniversary of the date of grant and must be exercised within ten years of the date of grant. A total of 10.5 million shares of the Company’s common stock is authorized for issuance for the exercise of stock options.

Stock option transactions for the three years ended December 31, 2004 were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2002	7,359,086	$10.37
Grants	1,008,495	22.13
Exercised	1,124,925	9.65
Cancelled	39,864	15.84

Outstanding at December 31, 2002	7,202,792	12.09
Grants	851,385	22.49
Exercised	1,322,799	9.55
Cancelled	125,090	17.32

Outstanding at December 31, 2003	6,606,288	13.76
Grants	1,023,296	27.58
Exercised	1,998,539	9.32
Cancelled	234,459	15.00

Outstanding at December 31, 2004	5,396,586	$17.97

At December 31, 2004, 2003 and 2002, 2,720,108 options, 3,865,113 options and 4,177,395 options were exercisable, respectively.

The table below summarizes information relating to options outstanding and exercisable at December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding As of 12/31/2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/2004	Weighted Average Exercise Price
$5.01 - $10.00	1,179,418	2.6	$8.06	1,117,805	$8.09
$10.01 - $15.00	850,108	4.6	$12.45	850,108	$12.45
$15.01 - $20.00	825,038	6.2	$16.75	741,788	$16.42
$20.01 - $25.00	1,623,912	7.8	$22.06	10,407	$20.31
$25.01 - $30.00	824,860	9.3	$39.49	—	—
$30.01 - $35.00	93,250	9.4	$31.08	—	—

	5,396,586	6.2	$17.97	2,720,108	$11.77

The fair value of options granted in 2004, 2003 and 2002 is $10.9 million, $6.8 million, and $8.9 million, respectively and the weighted average fair value per share of options granted in 2004, 2003 and 2002 is $11.99, $7.97 and $8.79, respectively.

The fair value of options granted in 2004, 2003 and 2002 is estimated on the date the options are granted based on the Black Scholes option-pricing model with the following weighted-average assumptions:

(in thousands)	2004	2003	2002
Risk-free interest rate	4.3%	3.1%	4.6%
Expected life	6.6 years	6.5 years	6.5 years
Expected volatility	28.2%	34.5%	34.8%
Dividend yield	0.7%	0.9%	0.9%

14. Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of changes in other comprehensive income (expense) are as follows:

	Foreign Currency Adjustments	Minimum Pension Liability	Interest Rate Swap Agreements	Armkel Related(1)	Accumulated Other Comprehensive Income (loss)
Balance January 1, 2002	$(8,361)	$—	$(1,367)	$—	$(9,728)
Comprehensive Income changes during the year (net of tax of $2,142)	(3,732)	(2,417)	(1,042)	—	(7,191)

Balance Dec. 31, 2002	(12,093)	(2,417)	(2,409)	—	(16,919)
Comprehensive Income changes during the year (net of tax of $993)	4,498	(1,513)	2,266	(2,294)	2,957

Balance Dec. 31, 2003	(7,595)	(3,930)	(143)	(2,294)	(13,962)
Comprehensive Income changes during the year (net of tax of $659)	7,523	(289)	143	3,475	10,852

Balance Dec. 31, 2004	$(72)	$(4,219)	$—	$1,181	$(3,110)

(1)	Balances pertain to the Company’s portion of the Armkel other accumulated income (loss).

15. Common Stock Voting Rights and Rights Agreement

At the Company’s Annual Meeting of Stockholders held on May 8, 2003, shareholders voted to amend the Company’s Restated Certificate of Incorporation to eliminate time phased voting rights. Prior to such amendment, each share of Company common stock beneficially owned by the same person for a period of at least 48 consecutive months was entitled to four votes per share, while all other shares were entitled to one vote. As a result of this amendment, each share of Company common stock is entitled to one vote.

On August 27, 1999, the Board of Directors adopted a Shareholder Rights Plan (the Plan) that essentially reinstates a Shareholder Rights Plan originally enacted in 1989, which had terminated. In connection with the adoption of the Plan, the Board declared a dividend of one preferred share purchase right for each outstanding share of Company Common Stock. Each right, which is not presently exercisable, entitles the holder to purchase one one-hundredth of a share of Junior Participating Preferred Stock at an exercise price of $200.00. In the event that any person, acquires 20% or more of the outstanding shares of Common Stock, each holder of a right (other than the acquiring person or group) will be entitled to receive, upon payment of the exercise price, that number of shares of Common Stock into which the Junior Participating Preferred Stock is convertible having a market value equal to two times the exercise price. In order to retain flexibility and the ability to maximize shareholder value in the event of unknown future transactions, the Board of Directors retains the power to redeem the rights for a set amount.

The rights were issued on September 13, 1999, payable to shareholders of record at the close of business on that date. The rights will expire on September 13, 2009.

On August 6, 2004, the Company announced a 3 for 2 stock split. The shares from the stock split were distributed on September 1, 2004 to shareholders of record at the close of business on August 16, 2004. All share and per share information in this report reflects the impact of the stock split.

16. Commitments, Contingencies and Guarantees

a. Rent expense amounted to $11.9 million in 2004, $8.5 million in 2003 and $8.9 million in 2002. The Company is obligated for minimum annual rentals under non-cancelable long-term operating leases as follows:

(In thousands)
2005	$15,406
2006	13,472
2007	10,441
2008	8,277
2009	8,272
2010 and thereafter	17,449

Total future minimum lease commitments	$73,317

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

c. On January 17, 2002, a petition for appraisal, Cede & Co., Inc. and GAMCO Investors, Inc. v. Medpointe Healthcare Inc., Civil Action No. 19354, was filed in the Court of Chancery of the State of Delaware demanding a determination of the fair value of shares of Medpointe. The action was brought by purported former shareholders of Carter-Wallace in connection with the merger on September 28, 2001 of MCC Acquisition Sub Corporation with and into Carter-Wallace. The merged entity subsequently changed its name to Medpointe. The petitioners sought an appraisal of the fair value of their shares in accordance with Section 262 of the Delaware General Corporation Law. The matter was heard by the court on March 10 and 11, 2003, at which time the petitioners purportedly held approximately 2.3 million shares of Medpointe. An additional post-trial hearing was held on January 20, 2004 to address the valuation of the Company. On July 30, 2004 the Court issued a letter informing the parties that it had determined that the fair value of a share of Carter-Wallace on the Merger Date to be $24.45, and that interest at the annual rate of 7.5% compounded quarterly should be added to the award.

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

On October 12, 2004, Medpointe and the plaintiffs settled both of the legal actions described above. In connection with the settlement of the legal actions, the Company entered into a settlement agreement and release with Medpointe pursuant to which, in settlement of the Company’s indemnification obligations or other claims that Medpointe may have against the Company and certain persons related to the Company, the Company agreed to pay Medpointe $8.1 million, of which $4.9 million is included in interest expense in the third quarter of 2004 and $3.2 million was applied towards goodwill. Payment was made by the Company during the fourth quarter of 2004.

d. The Company’s distribution of condoms under the Trojan and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance remains uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. While awaiting further FDA guidance, the Company has implemented interim labeling revisions that caution against rectal use and more-than-once-a-day vaginal use of N-9-containing condoms, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the financial condition and operating results of the Company could suffer.

e. On January 30, 2004 a suit was filed against the Company by Fleming Companies, Inc. in the US Bankruptcy Court, District of Delaware. Fleming, a customer of the Company, previously filed a voluntary petition for bankruptcy under Chapter 11, Title 11 of the United States Bankruptcy Code on April 1, 2003. Fleming sought the recovery of certain preference payments and overpayments made to the Company in the amount of approximately $4.2 million. In addition, Fleming claimed that it is owed approximately $1.9 million relating to a vendor agreement with the Company.

In December 2004, the Company settled this matter with the Reclamation Creditors’ Trust, successor in interest to the debtors, including Fleming, in the amount of $1.1 million. This amount was paid in January 2005.

f. The Company has commitments to acquire approximately $75 million of raw material and packaging supplies from its vendors. The packaging supplies are in either a converted or non-converted status. This enables the Company to respond quickly to changes in customer orders/requirements.

g. The Company has outstanding letters of credit of approximately $6.1 million with several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, a year’s worth of lease payments on a warehouse, and 200 days of interest on an Industrial Revenue Bond borrowing.

h. In connection with the acquisition of the oral care brands from Unilever, the Company will make additional performance-based payments of a minimum of $5 million and a maximum of $12 million over the eight year period following the date of acquisition. All payments will be accounted for as additional purchase price. Through December 31, 2004, the Company has paid approximately $2.5 million.

i. The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position.

17. Segments

Segment Information

As a result of the Armkel acquisition in May 2004, the Company has redefined its reportable segments.The Company has identified its reportable segments based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Consumer Domestic, Consumer International, Specialty Products Division (“SPD”).

Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Deodorizing and cleaning, laundry, and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

The Company had 50 percent ownership interests in Armand and ArmaKleen as of December 31, 2004. Since the Company did not control these entities as of December 31, 2004, they were accounted for under the equity method in the consolidated financial statements of the Company. With respect to periods prior to the Armkel acquisition, the equity earnings of Armkel’s domestic results were included in the Consumer Domestic segment, and its international results in the Consumer International segment. The equity earnings of Armand and ArmaKleen are included in Corporate.

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2004. All amounts are presented in thousands. The Company’s segment presentation for the years presented has been revised from prior period presentations to conform with the new segments. The segment discussion also presents product line fluctuations.

	Consumer Domestic	Consumer Inter’l	C&D SPD	Corporate (1)	As Reported
Net Sales
2004	$1,077,101	$176,694	$208,267	$—	$1,462,062
2003	832,064	36,974	187,836	—	1,056,874
2002	832,474	31,642	183,033	—	1,047,149

Gross Profit
2004	413,304	81,411	54,085	(15,412)	533,388
2003	269,273	11,882	48,980	(12,144)	317,991
2002	259,823	9,718	52,654	(10,974)	311,221

Marketing Expenses
2004	126,471	31,321	3,391	—	161,183
2003	81,371	5,439	1,997	—	88,807
2002	78,530	4,147	3,518	—	86,195
Selling, General and Admin.
2004	150,990	37,025	27,849	(15,412)	200,452
2003	99,107	2,996	27,374	(12,144)	117,333
2002	101,430	2,720	27,336	(10,974)	120,512

Operating Profit
2004	135,843	13,065	22,845	—	171,753
2003	88,795	3,447	19,609	—	111,851
2002	79,863	2,851	21,800	—	104,514

Income from Affiliates
2004	5,744	5,033	—	4,338	15,115
2003	16,330	8,800	—	3,502	28,632
2002	13,678	4,429	—	3,413	21,520

Loss on Early Extinguishment of Debt (2)
2004	—	—	—	22,871	22,871
2003	—	—	—	4,127	4,127
2002	—	—	—	—	—

Interest Expense (2)
2004	32,753	3,147	5,507	—	41,407
2003	16,177	632	3,591	—	20,400
2002	18,316	647	5,011	—	23,974

Investment Earning (2)
2004	2,551	245	429	—	3,225
2003	1,048	42	232	—	1,322
2002	1,370	48	375	—	1,793

Other Income (Expense) (2)
2004	1,287	124	217	—	1,628
2003	(248)	(10)	(55)	—	(313)
2002	(2,000)	(71)	(547)	—	(2,618)

Income Before Taxes and Minority
2004	112,672	15,320	17,984	(18,533)	127,443
2003	89,748	11,647	16,195	(625)	116,965
2002	74,595	6,610	16,617	3,413	101,235

Identifiable Assets
2004	1,382,870	274,244	172,978	47,905	1,877,997
2003	681,912	11,943	156,773	268,989	1,119,617
2002	579,756	8,916	147,073	252,496	988,241

Capital Expenditures
2004	22,260	5,572	7,145	—	34,977
2003	23,739	—	8,472	—	32,211
2002	27,841	—	10,898	—	38,739

Depreciation, Depletion and Amortization
2004	27,684	2,388	9,021	—	39,093
2003	21,854	180	8,190	—	30,224
2002	19,734	213	7,943	—	27,890

(1)	The Corporate segment reflects the following:

1.	The administrative costs of the production planning and logistics functions, which are included in segment Selling, General and Administrative expenses but are elements of cost of goods sold in the Company’s Consolidated Statements of Income. Such amounts were $15,412, $12,144, and $10,974 for 2004, 2003 and 2002, respectively.

2.	Equity in earnings of affiliates from Armand Products and the Armakleen Company

3.	Loss on early extinguishment of debt

4.	Corporate assets include note receivable, deferred income taxes and the Company’s investment in unconsolidated affiliates.
(2)	Interest Expense, Interest Income, and Other Income (Expense) were allocated to the Consumer Domestic, Consumer International and C&D SPD segments based upon each segments relative Operating Profit.

Other than the differences noted in footnotes (1) and (2) above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies set forth in footnote 1 to the consolidated financial statements.

The following table shows product line revenues from external customers for each of the three years in the period ended December 31, 2004.

(In thousands)	2004	2003	2002
Consumer Domestic
Deodorizing Products	$265,150	$241,245	$255,756
Laundry Products	415,159	404,098	400,476
Personal Care Products	396,792	186,721	176,242

Total Consumer Domestic	1,077,101	832,064	832,474

Consumer International	176,694	36,974	31,642
C&D Specialty Products	208,267	187,836	183,033

Total Consolidated Net Sales	$1,462,062	$1,056,874	$1,047,149

Geographic Information

Approximately 83%, 91% and 92% of the net sales reported in the accompanying consolidated financial statements in 2004, 2003 and 2002, respectively were to customers in the United States. Approximately 92%, 94% and 95% of long-lived assets were located in the U.S. at December 31, 2004, 2003 and 2002, respectively. No one country accounts for more than 4% of consolidated net sales and 6% of total assets.

Customers

A group of three C&D Consumer customers accounted for approximately 26% of consolidated net sales in 2004, of which a single customer (Wal-Mart Stores, Inc.) accounted for approximately 18%. A group of three C&D Consumer customers accounted for approximately 26% of consolidated net sales in 2003, of which Wal-Mart accounted for approximately 17%. A group of three customers accounted for approximately 23% of consolidated net sales in 2002 of which Wal-Mart accounted for approximately 16%.

Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The 6% senior subordinated notes and 9 1/2% senior subordinated notes are fully and unconditionally guaranteed by Church & Dwight Co., Inc. and certain domestic subsidiaries of the Company on a joint and several basis. The following information is being presented to comply with SEC Regulation S-X, Item 3-10.

Supplemental information for condensed consolidated balance sheets at December 31, 2004 and December 31, 2003, condensed consolidated income statements for the twelve months ended December 31, 2004 and December 31, 2003, and condensed consolidated statements of cash flows for the twelve-month periods ended December 31, 2004 and December 31, 2003 is summarized as follows (amounts in thousands):

Statements of Income

	For The Twelve Months Ended December 31, 2004
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$1,263,551	$224,628	$(26,117)	$1,462,062
Cost of sales	817,411	137,380	(26,117)	928,674

Gross profit	446,140	87,248	—	533,388
Operating expenses	293,679	67,956	—	361,635

Income from operations	152,461	19,292	—	171,753
Equity in earnings of affiliates	15,115	—	—	15,115
Investment earnings	2,297	928	—	3,225
Intercompany income (expense)	(724)	724	—	—
Other income (expense)	2,621	(993)	—	1,628
Loss on early extinguishment of debt	(22,871)	—	—	(22,871)
Interest expense	(38,202)	(3,205)	—	(41,407)

Income before taxes	110,697	16,746	—	127,443
Income taxes	34,008	4,623	—	38,631
Minority interest	4	—	—	4

Net Income	$76,685	$12,123	$—	$88,808

Statements of Income

	For The Twelve Months Ended December 31, 2003
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$995,622	$79,804	$(18,552)	$1,056,874
Cost of sales	695,860	61,575	(18,552)	738,883

Gross profit	299,762	18,229	—	317,991
Operating expenses	196,816	9,324	—	206,140

Income from operations	102,946	8,905	—	111,851
Equity in earnings of affiliates	28,632	—	—	28,632
Investment earnings	1,255	67	—	1,322
Intercompany income (expense)	(3,624)	3,624	—	—
Other income (expense)	(473)	160	—	(313)
Loss on early extinguishment of debt	(4,127)	—	—	(4,127)
Interest expense	(18,044)	(2,356)	—	(20,400)

Income before taxes	106,565	10,400	—	116,965
Income taxes	32,920	3,054	—	35,974
Minority interest	30	—	—	30

Net Income	$73,615	$7,346	$—	$80,961

Consolidated Balance Sheet

	December 31, 2004
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Current Assets
Cash and cash equivalents	$81,949	$63,591	$—	$145,540
Accounts receivable (net of allowances)	10,030	156,173	—	166,203
Inventories	104,578	44,320	—	148,898
Deferred income taxes	1,764	5,836	—	7,600
Note receivable – current	1,015	—	—	1,015
Net assets held for sale	11,000	2,300	—	13,300
Prepaid expenses	7,698	3,542	—	11,240

Total Current Assets	218,034	275,762	—	493,796

Property, Plant and Equipment (Net)	277,255	54,949	—	332,204
Notes Receivable	78,098	—	(70,347)	7,751
Equity Investment in Affiliates	113,672	—	(100,417)	13,255
Long-term Supply Contracts	4,881	—	—	4,881
Intangibles	930,601	55,327	—	985,928
Other Assets	36,862	3,321	—	40,183

Total Assets	$1,659,403	$389,359	$(170,764)	$1,877,998

Liabilities and Stockholders’ Equity

Current Liabilities
Short-term borrowings	$—	$98,239	$—	$98,239
Accounts payable and accrued expenses	171,416	70,610	(2)	242,024
Intercompany accounts	7,874	(7,874)	—	—
Current portion of long-term debt	5,797	—	—	5,797
Income taxes payable	12,052	(573)	—	11,479

Total Current Liabilities	197,139	160,402	(2)	357,539

Long-term Debt	753,858	848	—	754,706
Notes Payable	—	81,339	(81,339)	—
Deferred Income Taxes	93,640	14,576	—	108,216
Deferred and Other Long-term Liabilities	37,906	1,478	—	39,384
Pension, Postretirement and Postemployment Benefits	38,120	19,716	—	57,836
Minority Interest	—	287	—	287
Commitments and Contingencies
Stockholders’ Equity
Common Stock	69,991	56,628	(56,628)	69,991
Additional paid-in capital	47,444	28,118	(28,118)	47,444
Retained earnings	489,117	22,855	(1,492)	510,480
Accumulated other comprehensive (loss)	(3,037)	3,112	(3,185)	(3,110)

	603,515	110,713	(89,423)	624,805
Common stock in treasury, at cost	(64,775)	—	—	(64,775)

Total Stockholders’ Equity	538,740	110,713	(89,423)	560,030

Total Liabilities and Stockholders’ Equity	$1,659,403	$389,359	$(170,764)	$1,877,998

Consolidated Balance Sheet

	December 31, 2003
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Current Assets
Cash and cash equivalents	$68,975	$6,659	$—	$75,634
Accounts receivable (net of allowances)	30,501	77,052	—	107,553
Inventories	75,111	9,065	—	84,176
Deferred income taxes	14,054	55	—	14,109
Note receivable – current	942	—	—	942
Prepaid expenses	6,115	693	—	6,808

Total Current Assets	195,698	93,524	—	289,222

Property, Plant and Equipment (Net)	236,520	21,490	—	258,010
Notes Receivable	8,766	—	—	8,766
Equity Investment in Affiliates	189,435	—	(36,860)	152,575
Long-term Supply Contracts	5,668	—	—	5,668
Tradenames and Other Intangibles	117,550	1,824	—	119,374
Goodwill	247,702	11,742	—	259,444
Other Assets	24,870	1,688	—	26,558

Total Assets	$1,026,209	$130,268	$(36,860)	$1,119,617

Liabilities and Stockholders’ Equity

Current Liabilities
Short-term borrowings	$—	$62,337	$—	$62,337
Accounts payable and accrued expenses	137,751	11,207	—	148,958
Intercompany accounts	(14,214)	14,214	—	—
Current portion of long-term debt	3,560	—	—	3,560
Income taxes payable	15,470	1,729	—	17,199

Total Current Liabilities	142,567	89,487	—	232,054

Long-term Debt	329,830	1,319	—	331,149
Deferred Income Taxes	60,447	553	—	61,000
Deferred and Other Long-term Liabilities	32,776	388	—	33,164
Postretirement and Postemployment Benefits	23,180	279	—	23,459
Minority Interest	—	297	—	297
Commitments and Contingencies	—	—	—	—
Stockholders’ Equity
Common Stock	69,991	14,701	(14,701)	69,991
Additional paid-in capital	27,882	17,761	(17,761)	27,882
Retained earnings	426,439	10,730	(1,492)	435,677
Accumulated other comprehensive (loss)	(5,809)	(5,247)	(2,906)	(13,962)

	518,503	37,945	(36,860)	519,588
Common stock in treasury, at cost	(81,094)	—	—	(81,094)

Total Stockholders’ Equity	437,409	37,945	(36,860)	438,494

Total Liabilities and Stockholders’ Equity	$1,026,209	$130,268	$(36,860)	$1,119,617

Statements of Cash Flows

	For The Twelve Months Ended December 31, 2004
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Cash Flow From Operating Activities:
Net Income	$76,685	$12,123	$88,808
Adjustments to reconcile net income to net cash provided by operating activities:		—	—
Depreciation, depletion and amortization	35,185	3,908	39,093
Net loss on disposal and writedown of assets	4,547	258	4,805
Equity in earnings of affiliates	(15,115)	—	(15,115)
Deferred income taxes	12,677	186	12,863
Net non-cash charges related to loss on early extinguishment of debt	3,592	—	3,592
Other	(1,483)	(356)	(1,839)

Change in assets and liabilities: (net of effects of acquisitions and divestitures)
Decrease (increase) in accounts receivable	18,326	24,404	42,730
Decrease in inventories	2,864	2,012	4,876
Decrease (increase) in prepaid expenses	2,560	(3,846)	(1,286)
Increase in accounts payable	357	4,897	5,254
Increase (decrease) in income taxes payable	13,768	(6,554)	7,214
(Decrease) increase in intercompany and other liabilities	(57,405)	61,298	3,893

Net Cash Provided by Operating Activities	96,558	98,330	194,888

Cash Flow From Investing Activities:
Additions to property, plant & equipment	(27,231)	(7,746)	(34,977)
Contingent acquisition payments	(5,666)	—	(5,666)
Distributions from affiliates	5,626	—	5,626
Proceeds from note receivable	942	—	942
Proceeds from sale of fixed assets	—	1,350	1,350
Purchase of new businesses	(131,595)	(62,606)	(194,201)
Other	1,411	(150)	1,261

Net Cash Used in Investing Activities	(156,513)	(69,152)	(225,665)

Cash Flow from Financing Activities:
Proceeds from short term borrowing	—	35,475	35,475
Proceeds from long-term debt borrowing	790,000	—	790,000
Repayments of long-term debt (repayment)	(724,571)	(538)	(725,109)
Intercompany debt transactions	11,485	(11,485)	—
Proceeds from stock options exercised	18,633	—	18,633
Payment of cash dividends	(14,005)	—	(14,005)
Deferred financing costs	(8,613)	—	(8,613)

Net Cash Provided by Financing Activities	72,929	23,452	96,381
Effect of exchange rate changes on cash and cash equivalents	—	4,302	4,302

Net Change In Cash & Cash Equivalents	12,974	56,932	69,906
Cash And Cash Equivalents At Beginning of Year	68,975	6,659	75,634

Cash And Cash Equivalents At End of Period	$81,949	$63,591	$145,540

Statements of Cash Flows

	For The Twelve Months Ended December 31, 2003
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Consolidated
Cash Flow From Operating Activities:
Net Income	$73,613	$7,348	$80,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	28,624	1,600	30,224
Disposal and write-down of assets	6,848	—	6,848
Equity in earnings of affiliates	(28,632)	—	(28,632)
Deferred income taxes	12,490	—	12,490
Loss on early extinguishment of debt	—	—	—
Other	330	—	330

Change in assets and liabilities:
Decrease (increase) in accounts receivable	60,231	(66,521)	(6,290)
Decrease in inventories	15,928	580	16,508
Decrease (increase) in prepaid expenses	29	480	509
Decrease in accounts payable	(10,201)	(2,061)	(12,262)
Increase in income taxes payable	7,394	—	7,394
(Decrease) increase in intercompany and other liabilities	13,380	(3,590)	9,790

Net Cash Provided by (Used in) Operating Activities	180,034	(62,164)	117,870

Cash Flow From Investing Activities:
Additions to property, plant & equipment	(29,220)	(2,991)	(32,211)
Proceeds from note receivable	870	—	870
Acquisition of Biovance stock	(3,597)	—	(3,597)
Distributions from affiliates	4,570	—	4,570
Purchase of new business	(110,674)	—	(110,674)
Other long-term assets	(174)	—	(174)

Net Cash Used in Investing Activities	(138,225)	(2,991)	(141,216)

Cash Flow from Financing Activities:
Long-term debt borrowing	350,000	—	350,000
Long-term debt (repayment)	(435,962)	56,438	(379,524)
Proceeds (repayments) from short-term borrowings	56,807	—	56,807
Proceeds from stock options exercised	12,640	—	12,640
Payment of cash dividends	(12,495)	—	(12,495)
Intercompany debt transactions	(10,000)	10,000	—
Deferred financing costs	(5,569)	—	(5,569)

Net Cash Provided by (Used in) Financing Activities	(44,579)	66,438	21,859
Effect of exchange rate changes on cash and cash equivalents	—	819	819

Net Change In Cash & Cash Equivalents	(2,770)	2,102	(668)
Cash And Cash Equivalents At Beginning of Year	71,745	4,557	76,302

Cash And Cash Equivalents At End of Period	$68,975	$6,659	$75,634

18. Assets Held For Sale

As part of the Armkel acquisition, the Company has title to property and facilities in Cranbury, New Jersey, which includes research facilities that are in use as well as assets that are held for sale. In the third quarter of 2004, the Company entered into a contract to sell sections of the land available for development (and demolish the remaining buildings at the buyer’s expense), subject to obtaining environmental and other regulatory approvals. This contract is to be finalized before the end of 2005. The Company is currently in negotiations to sell the remaining assets held for sale. The value expected to be received for all land at the Cranbury, NJ location (other than that related to the research facilities), net of costs to sell, is approximately $11.0 million, which is allocated to the Consumer Domestic segment.

In January 2005, the Company signed a letter of intent to sell its manufacturing plant in Mexico. The plant will continue its operations under the new owner. The value expected to be received for this facility in Mexico, net of costs to sell, is approximately $2.3 million, which is allocated to the Consumer International segment.

19. Unaudited Quarterly Financial Information

The unaudited quarterly results of operations are prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Adjustments are of a normal, recurring nature, except as discussed in the accompanying notes.

(in thousands, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2004
Net sales	$295,991	$340,785	$420,310	$404,976	$1,462,062
Gross profit	96,562	119,676	160,589	156,561	533,388
Income from operations	38,460	41,428	53,401	38,464	171,753
Equity in earnings of affiliates	9,824	2,792	1,143	1,356	15,115
Net income	29,906	19,573	27,401	11,928	88,808
Net income per share—basic	$0.49	$0.48	$0.44	$0.19	$1.44
Net income per share—diluted	$0.47	$0.45	$0.42	$0.18	$1.36

2003
Net sales	$248,298	$256,263	$265,566	$286,747	$1,056,874
Gross profit	73,834	79,573	80,542	84,042	317,991
Income from operations	28,781	25,049	28,874	29,147	111,851
Equity in earnings of affiliates	8,152	12,528	5,164	2,788	28,632
Net income	20,946	24,626	19,522	15,867	80,961
Net income per share—basic	$0.35	$0.41	$0.32	$0.26	$1.34
Net income per share—diluted	$0.33	$0.39	$0.31	$0.25	$1.28

2002
Net sales	$256,802	$258,463	$263,786	$268,098	$1,047,149
Gross profit	73,250	75,938	81,200	80,833	311,221
Income from operations	27,227	24,293	28,149	24,845	104,514
Equity in earnings of affiliates	917	11,364	5,453	3,786	21,520
Net income	14,923	18,652	17,575	15,540	66,690
Net income per share—basic	$0.25	$0.31	$0.29	$0.26	$1.12
Net income per share—diluted	$0.24	$0.30	$0.28	$0.25	$1.07

Fourth quarter 2004, includes a $1.8 million write off of manufacturing equipment that was removed from service, and a $14.9 million charge for net loss on early extinguishment of debt associated with refinancing the Company’s subordinated notes.

Third quarter 2004 includes an $6.1 million accounting charge relating to the step-up of opening inventory values associated with the Armkel acquisition.

Second quarter includes an $8.0 million charge for the early extinguishment of debt associated with refinancing its bank debt to effect the Armkel acquisition and a $4.1 million accounting charge related to the step-up of opening inventory that was associated with the Armkel acquisition.

Fourth quarter 2003 includes a $2.7 million impairment charge on manufacturing equipment and a net $2.6 million loss associated with the acquisition of the oral care business from Unilever. The 2.6 million loss includes a $5.9 million accounting charge related to the step-up of opening inventory values and a $4.9 million charge to write off deferred financing costs related to previous financing transactions and the settlement of interest rate swap agreements.

Fourth quarter 2002 includes a $5.1 million trademark, equipment and plant obsolescence charge.

Third Quarter 2002 includes a $1.1 million trademark impairment charge.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

(c) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following Consolidated Financial Statements included in Item 8 of this Form 10-K:

Consolidated Statements of Income for each of the three years in the period ended December 31, 2004

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2004

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2004

Notes to Financial Statements

For each of the three years in the period ended December 31, 2004

Schedule II - Valuation and Qualifying Accounts

(a) 3. Exhibits

Unless otherwise noted, the file number for all Company filings with the Securities and Exchange Commission referenced below is 1-10585.

(2)	(a)	Asset Purchase Agreement, dated as of September 9, 2003, by and between Conopco, Inc. and Church & Dwight Co., Inc. incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on November 4, 2003.

	(b)	Amended and Restated Product Line Purchase Agreement, dated as of July 30, 2001 and effective as of May 7, 2001 by and between Church & Dwight Co., Inc. and Armkel LLC (“PLPA”) and Amendment Number 1 to the PLPA, dated as of September 28, 2001 incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed on October 12, 2001.

	(c)	Asset Purchase Agreement, dated May 7, 2001, by and between Armkel LLC and Carter-Wallace, Inc. for the purchase of certain consumer brands incorporated by reference to Exhibit 10.D to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

	(d)	Stock Purchase Agreement, dated May 28, 2004, by and between Church & Dwight Co., Inc. and Kelso Blockers Holdings, LLC, an affiliate of Kelso & Company, incorporated by reference to Exhibit 2 to the Company’ current report on Form 8-K filed on June 7, 2004.

(3)	(a)	Restated Certificate of Incorporation dated June 6, 2003 incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 27, 2003.

	(b)	By-laws of the Company as amended through January 31, 2001 incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003.

(4)	(a)	Indenture, dated August 11, 2003, by and between the Registrant and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-3 (Registration No. 333-109048). Includes form of the Company’s 5.25% Convertible Senior Debenture.

	(b)	Registration Rights Agreement, dated as of August 11, 2003, by and between the Company and the Initial Purchasers named therein, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement of Form S-3 (Registration No. 333-109048).

(10)	(a)	Amended and Restated Limited Liability Company Agreement of Armkel LLC, dated as of August 27, 2001, by and between Church & Dwight Co., Inc. and Kelso Protection Venture, LLC, a Delaware limited liability company (“LLC Agreement”) and Amendment Number 1 to the LLC Agreement, dated as of September 24, 2001, incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on October 12, 2001.

	(b)	Amendment Number 2 to the LLC Agreement, dated as of September 24, 2001, incorporated by reference to Exhibit 10(b) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

	(c)	Purchase and Sale Agreement, dated January 16, 2003, by and between Church & Dwight Co., Inc. and Harrison Street Funding LLC, incorporated by reference to Exhibit 5.1 to the Company’s current report on Form 8-K filed on January 30, 2003.

	(d)	Receivables Purchase Agreement, dated January 16, 2003, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 5.2 to the Company’s current report on Form 8-K filed on January 30, 2003.

•	(e)	Second Amendment to the Receivables Purchase Agreement, dated July 20, 2004, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank.

	(f)	Purchase Agreement, dated as of December 15, 2004, by and between Church & Dwight Co., Inc. and J.P. Morgan Securities Inc., as representative of the initial purchasers, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K dated December 27, 2004.

	(g)	Indenture, dated December 22, 2004, by and between Church & Dwight Co., Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K dated December 27, 2004.

	(h)	Amended and Restated Credit Agreement, dated May 28, 2004, by and between Church & Dwight Co., Inc., several banks and other financial institutions, The Bank of Nova Scotia, Fleet National Bank and National City Bank, each as a documentation agent, Citicorp North America, Inc., as syndication agent, and J.P. Morgan Chase Bank, as administrative agent, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on June 7, 2004.

	(i)	Supply Agreement by and between Church & Dwight Co., Inc. and ALCAD Partnership for supply of soda ash. This document is not attached hereto, but has been separately submitted to the Securities and Exchange Commission and granted confidential treatment pursuant to the Company’s application under Exchange Act Rule 24b-2.

	*(j)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, incorporated herein by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 1997.

	*(k)	Deferred Compensation Plan for Directors, incorporated by reference to an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1987.

	*(l)	The Stock Option Plan for Directors, incorporated by reference to the Company’s definitive Proxy Statement dated April 2, 1991.

	*(m)	Description of the Company’s Incentive Compensation Plan, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

	*(n)	1994 Incentive Stock Option Plan, incorporated by reference to an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1994.

	*(o)	Compensation Plan for Directors, incorporated by reference to the Company’s definitive Proxy Statement dated April 1, 1996.

		*(p)	The Church & Dwight Co., Inc. Stock Award Plan, formerly the Church & Dwight Co., Inc. 1998 Stock Option Plan which was approved by stockholders at the Annual Meeting of Stockholders on May 7, 1998, and was amended, restated and approved by stockholders at the Annual Meeting of Stockholders on May 8, 2003, incorporated by reference to the Company’s definitive Proxy Statement dated April 3, 2003.

		*(q)	Armkel, LLC Equity Appreciation Plan, incorporated by reference to an exhibit to the Company’s Form 10-K for the year ended December 31, 2003.

		*(r)	Employment Agreement, dated February 26, 2002, by and between Church & Dwight Co., Inc. and Bradley A. Casper, incorporated by reference to Exhibit 10(k) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

	•	*(s)	Employment Agreement, dated June 11, 2004, by and between Church & Dwight Co., Inc. and James R. Craigie for the position of President and Chief Executive Officer.

		*(t)	Employment Agreement, dated June 16, 2003, by and between Church & Dwight Co., Inc. and Susan E. Goldy for the position of Vice President, General Counsel and Secretary incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended June 27, 2003

	•	*(u)	Employment Agreement, dated June 1, 2002, by and between Armkel, LLC and Adrian Huns for the position of President International Consumer Products Division.

		*(v)	Employment Agreement, dated January 3, 2002, by and between Church & Dwight Co., Inc. and Joseph A. Sipia, Jr., incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

	•	*(w)	Employment Agreement, dated July 16, 2004, by and between Church & Dwight Co., Inc. and Louis H. Tursi for the position of Vice President, Domestic Consumer Sales.

•	(11)	Computation of earnings per share.

•	(12)	Computation of ratios.

•	(21)	List of the Company’s subsidiaries.

•	(23.1)	Consent of Independent Registered Public Accounting Firm.

•	(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
•	Indicates documents filed herewith.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

SCHEDULE II - Valuation and Qualifying Accounts

(In thousands)

		Additions		Deductions
	Beginning Balance	Charged to Expenses	Acquired	Amounts written off	F/X	Ending Balance
Allowance for Doubtful Accounts
2004	$1,969	$(1,198)	$1,450	$(1,130)	$80	$1,171
2003	1,546	824	—	(429)	28	1,969
2002	3,666	(1,223)	(300)	(597)	—	1,546

Allowance for Cash Discounts
2004	$2,702	$26,841	$1,234	$(27,657)	$23	$3,143
2003	4,637	20,510	—	(22,445)	—	2,702
2002	1,734	20,808	—	(17,905)	—	4,637

Sales Returns and Allowances
2004	$5,992	$27,364	$2,586	$(23,027)	$19	$12,934
2003	7,004	18,569	724	(20,305)	—	5,992
2002	6,473	18,462	—	(17,931)	—	7,004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2005.

CHURCH & DWIGHT CO., INC.

By:	/s/ James R. Craigie
James R. Craigie
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James R. Craigie James R. Craigie	President and Chief Executive Officer	March 4, 2005

/s/ Zvi Eiref Zvi Eiref	Vice President Finance and Chief Financial Officer (Principal Financial Officer)	March 4, 2005

/s/ Gary P. Halker Gary P. Halker	Vice President Finance and Treasurer (Principal Accounting Officer)	March 4, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. Rosie Albright T. Rosie Albright	Director	March 4, 2005

/s/ Robert H. Beeby Robert H. Beeby	Director	March 4, 2005

/s/ James R. Craigie James R. Craigie	Director	March 4, 2005

/s/ Robert A. Davies, III Robert A. Davies, III	Chairman	March 4, 2005

/s/ Rosina B. Dixon,. Rosina B. Dixon,	Director	March 4, 2005

/s/ J. Richard Leaman, Jr. J. Richard Leaman, Jr.	Director	March 4, 2005

/s/ Robert D. LeBlanc Robert D. LeBlanc	Director	March 4, 2005

/s/ John D. Leggett, III John D. Leggett, III	Director	March 4, 2005

/s/ John F. Maypole John F. Maypole	Director	March 4, 2005

/s/ Robert A. McCabe Robert A. McCabe	Director	March 4, 2005

/s/ Dwight C. Minton Dwight C. Minton	Director	March 4, 2005

/s/ Lionel L. Nowell Lionel L. Nowell	Director	March 4, 2005

/s/ Burton B. Staniar Burton B. Staniar	Director	March 4, 2005

/s/ John O. Whitney John O. Whitney	Director	March 4, 2005