Form 10-K/A
period 2004-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2005-03-16
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Church & Dwight Co., Inc. is filing this amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2004 solely to correct three typographical errors contained in note 19 (Unaudited Quarterly Financial Information) to Church & Dwight’s consolidated financial statements, which are included in Item 8 of the Form 10-K. The corrections relate to the amounts of basic net income per share in the second quarter of 2004 and diluted net income per share in the first and second quarters of 2004. The Form 10K/A does not otherwise amend the Form 10-K.

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

(in thousands, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2004
Net sales	$295,991	$340,785	$420,310	$404,976	$1,462,062
Gross profit	96,562	119,676	160,589	156,561	533,388
Income from operations	38,460	41,428	53,401	38,464	171,753
Equity in earnings of affiliates	9,824	2,792	1,143	1,356	15,115
Net income	29,906	19,573	27,401	11,928	88,808
Net income per share—basic	$0.49	$0.32	$0.44	$0.19	$1.44
Net income per share—diluted	$0.46	$0.30	$0.42	$0.18	$1.36

2003
Net sales	$248,298	$256,263	$265,566	$286,747	$1,056,874
Gross profit	73,834	79,573	80,542	84,042	317,991
Income from operations	28,781	25,049	28,874	29,147	111,851
Equity in earnings of affiliates	8,152	12,528	5,164	2,788	28,632
Net income	20,946	24,626	19,522	15,867	80,961
Net income per share—basic	$0.35	$0.41	$0.32	$0.26	$1.34
Net income per share—diluted	$0.33	$0.39	$0.31	$0.25	$1.28

2002
Net sales	$256,802	$258,463	$263,786	$268,098	$1,047,149
Gross profit	73,250	75,938	81,200	80,833	311,221
Income from operations	27,227	24,293	28,149	24,845	104,514
Equity in earnings of affiliates	917	11,364	5,453	3,786	21,520
Net income	14,923	18,652	17,575	15,540	66,690
Net income per share—basic	$0.25	$0.31	$0.29	$0.26	$1.12
Net income per share—diluted	$0.24	$0.30	$0.28	$0.25	$1.07

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

Fourth quarter 2003 includes a $2.7 million impairment charge on manufacturing equipment and a net $2.6 million loss associated with the acquisition of the oral care business from Unilever. The $2.6 million loss includes a $5.9 million accounting charge related to the step-up of opening inventory values and a $4.9 million charge to write off deferred financing costs related to previous financing transactions and the settlement of interest rate swap agreements.

Fourth quarter 2002 includes a $5.1 million trademark, equipment and plant obsolescence charge.

Third Quarter 2002 includes a $1.1 million trademark impairment charge.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

CHURCH & DWIGHT CO., INC.

By:	/s/ James R. Craigie
James R. Craigie
President and Chief Executive Officer