Form 10-Q
period 2005-04-01
CHURCH & DWIGHT CO INC /DE/
filed 2005-05-10
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

As of May 6, 2005, there were 63,485,239 shares of Common Stock outstanding.

PART I

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	Apr. 1, 2005	Apr. 2, 2004
Net Sales	$420,674	$295,991
Cost of sales	260,437	199,429

Gross Profit	160,237	96,562
Marketing expense	37,647	24,188
Selling, general and administrative expenses	55,438	33,914

Income from Operations	67,152	38,460
Equity in earnings of affiliates	1,270	9,824
Investment earnings	783	464
Other income (expense) — net	(740)	425
Interest expense	(10,610)	(4,531)

Income before minority interest and taxes	57,855	44,642
Minority interest	(9)	6

Income before taxes	57,864	44,636
Income taxes	20,163	14,730

Net Income	37,701	29,906
Retained earnings at beginning of period	510,480	435,677

	548,181	465,583
Dividends paid	3,799	3,268

Retained earnings at end of period	$544,382	$462,315

Weighted average shares outstanding - Basic	63,321	61,323

Weighted average shares outstanding - Diluted	69,002	67,710

Net income per share - Basic	$0.60	$0.49

Net income per share - Diluted	$0.56	$0.46

Dividends per share	$0.06	$0.05

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)	Apr. 1, 2005	Dec. 31, 2004
Assets
Current Assets
Cash and cash equivalents	$101,902	$145,540
Accounts receivable, less allowances of $1,879 and $1,171	187,944	166,203
Inventories	157,837	148,898
Deferred income taxes	5,308	7,600
Current portion of long-term note receivable	1,213	1,015
Prepaid expenses	10,741	11,240
Assets held for sale	13,300	13,300

Total Current Assets	478,245	493,796

Property, Plant and Equipment (Net)	331,212	332,204
Note Receivable	6,324	7,751
Equity Investment in Affiliates	12,590	13,255
Long-term Supply Contracts	4,684	4,881
Tradenames and Other Intangibles	472,439	474,285
Goodwill	512,941	511,643
Other Assets	42,501	40,183

Total Assets	$1,860,936	$1,877,998

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$106,538	$98,239
Accounts payable and accrued expenses	231,196	242,024
Current portion of long-term debt	4,564	5,797
Income taxes payable	23,598	11,479

Total Current Liabilities	365,896	357,539

Long-term Debt	679,356	754,706
Deferred Income Taxes	114,338	108,216
Deferred and Other Long-term Liabilities	42,795	39,384
Pension, Nonpension Postretirement and Postemployment Benefits	57,260	57,836
Minority Interest	281	287
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value
Authorized 100,000,000 shares, issued 69,991,482 shares	69,991	69,991
Additional paid-in capital	50,597	47,444
Retained earnings	544,382	510,480
Accumulated other comprehensive (loss)	(1,385)	(3,110)

	663,585	624,805
Common stock in treasury, at cost:
6,542,719 shares in 2005 and 6,803,296 shares in 2004	(62,575)	(64,775)

Total Stockholders’ Equity	601,010	560,030

Total Liabilities and Stockholders’ Equity	$1,860,936	$1,877,998

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended
(Dollars in thousands)	Apr. 1, 2005	Apr. 2, 2004
Cash Flow From Operating Activities
Net Income	$37,701	$29,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,895	8,984
Net loss (gain) on disposal of assets	154	(346)
Equity in earnings of affiliates	(1,270)	(9,824)
Deferred income taxes	4,118	6,099
Other (principally foreign exchange)	2,310	(62)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(21,775)	6,254
Increase in inventories	(8,952)	(14,143)
Decrease in prepaid expenses	484	233
Decrease in accounts payable and accrued expenses	(10,856)	(1,013)
Increase in income taxes payable	14,475	4,813
Increase in other liabilities	3,877	210

Net Cash Provided By Operating Activities	31,161	31,111

Cash Flow From Investing Activities
Additions to property, plant and equipment	(7,951)	(6,396)
Distributions from affiliates	1,937	1,218
Proceeds from notes receivable	1,015	942
Proceeds from sale of fixed assets	—	916
Contingent acquisition payments	(561)	(3,000)
Other	128	(240)

Net Cash Used In Investing Activities	(5,432)	(6,560)

Cash Flow From Financing Activities
Repayment of long-term debt	(77,128)	(32,643)
Net borrowing of short-term debt	8,946	—
Proceeds from stock options exercised	2,839	2,614
Payment of cash dividends	(3,798)	(3,268)
Deferred financing costs	(261)	(222)

Net Cash Used In Financing Activities	(69,402)	(33,519)

Effect of exchange rate changes on cash and cash equivalents	35	—

Net Change In Cash and Cash Equivalents	(43,638)	(8,968)
Cash And Cash Equivalents At Beginning Of Year	145,540	75,634

Cash And Cash Equivalents At End Of Period	$101,902	$66,666

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of April 1, 2005 and the consolidated statements of income and consolidated statements of cash flow for the three months ending April 1, 2005 and April 2, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at April 1, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the period ended April 1, 2005 are not necessarily indicative of the operating results for the full year.

On May 28, 2004, the Company purchased the remaining 50% ownership interest of Armkel, LLC (“Armkel”) that it did not own from affiliates of Kelso & Company (“the Armkel acquisition”) for a purchase price of approximately $262.0 million and Armkel was merged into the Company. Results of operations for Armkel’s business are included in the Company’s consolidated financial statements from May 29, 2004. Prior to May 28, 2004, the Company accounted for its investment in Armkel under the equity method. All material intercompany transactions and profits have been eliminated in consolidation.

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31. Quarterly periods are based on a 4 weeks - 4 weeks - 5 weeks methodology. As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could be a partial or expanded week.

2. Inventories consist of the following:

(In thousands)	April 1, 2005	Dec. 31, 2004
Raw materials and supplies	$43,976	$40,996
Work in process	8,155	7,310
Finished goods	105,706	100,592

	$157,837	$148,898

3. Property, Plant and Equipment consist of the following:

(In thousands)	Apr. 1, 2005	Dec. 31, 2004
Land	$13,547	$13,594
Buildings and improvements	135,432	135,329
Machinery and equipment	351,419	350,591
Office equipment and other assets	37,394	37,255
Software	17,148	16,733
Mineral rights	997	999
Construction in progress	16,066	10,421

	572,003	564,922
Less accumulated depreciation, depletion and amortization	240,791	232,718

Net Property, Plant and Equipment	$331,212	$332,204

4. Earnings Per Share

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding and the dilutive effect of contingently convertible debt instruments. The weighted average number of common shares outstanding used to calculate Basic EPS is reconciled to those shares used in calculating Diluted EPS as follows:

	Three Months Ended
(In thousands)	Apr. 1 2005	Apr. 2, 2004
Basic	63,321	61,323
Dilutive effect of stock options	2,455	3,161
Dilutive effect of convertible debt	3,226	3,226

Diluted	69,002	67,710

Anti-dilutive stock options outstanding	20	—

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Stock-Based Compensation

The Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, rather than the fair-value based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”. In connection with the Armkel acquisition, the Company paid cash and issued options to purchase 97,500 shares of Company common stock at an exercise price of $22.88 per share to certain executives in accordance with the provisions of Armkel’s Equity Appreciation Rights Plan (“EAR Plan”). The unvested portion of the EAR Plan options is being amortized over a two year vesting period and is recognized as expense as vesting occurs. In 2005, the amount recognized as expense for the stock options granted under the EAR Plan was $0.3 million for the first quarter.

The Company’s pro forma net income and pro forma net income per share for the first quarter of 2005 and 2004, determined as if the Company had adopted the fair value method of SFAS 123, are as follows:

	Three Months Ended
(In thousands, except for per share data)	Apr. 1, 2005	Apr. 2, 2004
Net Income
As reported	$37,701	$29,906
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	172	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,270)	(1,037)

Pro forma	$36,603	$28,869

Net Income per Share: basic
As reported	$0.60	$0.49
Pro forma	$0.58	$0.47
Net Income per Share: diluted
As reported	$0.56	$0.46
Pro forma	$0.54	$0.44

6. Segment Information

The Company maintains three reportable segments. These segments are based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”).

Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Deodorizing and cleaning, laundry, and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

The Company has 50 percent ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”). Since the Company does not control these entities, they are accounted for under the equity method in the consolidated financial statements of the Company. With respect to periods prior to the Armkel acquisition, the equity earnings of Armkel’s domestic results are included in the Consumer Domestic segment, and its international results in the Consumer International segment. The equity earnings of Armand and ArmaKleen are included in Corporate.

Some of the subsidiaries that are included in Consumer International manufacture and sell personal care products to Consumer Domestic. These sales are eliminated from the Consumer International results.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment sales and income before taxes and minority interest for the first quarters of 2005 and 2004 are as follows:

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
First Quarter 2005	$297,716	$69,355	$53,603	$—	$420,674
First Quarter 2004	236,055	9,027	50,909	—	295,991
Income Before Taxes and Minority Interest (1)
First Quarter 2005	40,992	10,852	4,741	1,270	57,855
First Quarter 2004	33,790	4,634	5,476	742	44,642

(1)	In determining Income Before Taxes and Minority Interest, Interest Expense, Interest Income, and Other Income (Expense) were allocated to the segments based upon each segment’s relative Operating Profit. The equity earnings of Armand and ArmaKleen are included in Corporate.

The following table discloses product line revenues from external customers for the three months ended April 1, 2005 and April 2, 2004.

	Three Months Ended
(In thousands)	Apr. 1, 2005	Apr. 2, 2004
Deodorizing Products	$63,759	$61,062
Laundry Products	103,487	105,509
Personal Care Products	130,470	69,484

Total Consumer Domestic	297,716	236,055
Total Consumer International	69,355	9,027
Total SPD	53,603	50,909

Total Consolidated Net Sales	$420,674	$295,991

7. Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The 6% senior subordinated notes are fully and unconditionally guaranteed by Church & Dwight Company, a Wyoming corporation, and the 9 ½% senior subordinated notes are fully and unconditionally guaranteed by several domestic subsidiaries of the Company on a joint and several basis. The guarantor financial information includes the Parent Company and an immaterial subsidiary whose total assets are approximately 1% of total guarantor assets. The following information is being presented in response to Item 3-10 of Regulation S-X, promulgated by the Securities and Exchange Commission.

Supplemental information for condensed consolidated balance sheets at April 1, 2005 and December 31, 2004, condensed consolidated income statements and statements of cash flows for the three months ended April 1, 2005 and April 2, 2004 are summarized as follows (amounts in thousands):

Statements of Income

	For The Three Months Ended April 1, 2005
	Company and Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$346,596	$82,806	$(8,728)	$420,674
Gross profit	124,582	35,655	—	160,237
Income before taxes	43,386	14,469	—	57,855
Net Income	27,428	10,273	—	37,701

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For The Three Months Ended April 2, 2004
	Company and Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$278,562	$22,213	$(4,784)	$295,991
Gross profit	91,039	5,523	—	96,562
Income before taxes	41,425	3,217	—	44,642
Net Income	27,606	2,300	—	29,906

Consolidated Balance Sheets

	April 1, 2005
	Company and Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$170,973	$307,272	$—	$478,245
Other Assets	1,423,839	115,108	(156,256)	1,382,691

Total Assets	$1,594,812	$422,380	$(156,256)	$1,860,936

Liabilities and Stockholders’ Equity

Total Current Liabilities	$168,868	$197,028	$—	$365,896
Other Liabilities	857,828	114,232	(78,030)	894,030
Total Stockholders’ Equity	568,116	111,120	(78,226)	601,010

Total Liabilities and Stockholders’ Equity	$1,594,812	$422,380	$(156,256)	$1,860,936

	December 31, 2004
	Company and Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$218,034	$275,762	$—	$493,796
Other Assets	1,441,369	113,597	(170,764)	1,384,202

Total Assets	$1,659,403	$389,359	$(170,764)	$1,877,998

Liabilities and Stockholders’ Equity

Total Current Liabilities	$197,139	$160,402	$(2)	$357,539
Other Liabilities	923,524	118,244	(81,339)	960,429
Total Stockholders’ Equity	538,740	110,713	(89,423)	560,030

Total Liabilities and Stockholders’ Equity	$1,659,403	$389,359	$(170,764)	$1,877,998

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Cash Flow

	For The Three Months Ended April 1, 2005
	Company and Guarantor	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$37,463	$(6,302)	$31,161
Net Cash Used in Investing Activities	(3,836)	(1,596)	(5,432)
Net Cash (Used in) Provided by Financing Activities	(76,164)	6,762	(69,402)
Effect of exchange rate changes on cash and cash equivalents	—	35	35

Net Change In Cash & Cash Equivalents	(42,537)	(1,101)	(43,638)
Cash And Cash Equivalents At Beginning of Year	81,949	63,591	145,540

Cash And Cash Equivalents At End of Period	$39,412	$62,490	$101,902

	For The Three Months Ended April 2, 2004
	Company and Guarantor	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by Operating Activities	$30,575	$536	$31,111
Net Cash Used in Investing Activities	(6,550)	(10)	(6,560)
Net Cash (Used in) Provided by Financing Activities	(36,961)	3,442	(33,519)

Net Change In Cash & Cash Equivalents	(12,936)	3,968	(8,968)
Cash And Cash Equivalents At Beginning of Year	68,975	6,659	75,634

Cash And Cash Equivalents At End of Period	$56,039	$10,627	$66,666

8. Armkel, LLC

On May 28, 2004, the Company purchased the remaining 50% of Armkel that it did not previously own from affiliates of Kelso for a purchase price of approximately $262.0 million.

Pro forma comparative net sales, net income and basic and diluted earnings per share for the three months ended April 2, 2004 are as follows:

	Three Months Ended April 2, 2004
(Dollars in thousands, except per share data)	Reported	Pro forma
Net Sales	$295,991	$409,407
Net Income	$29,906	$36,992
Earnings Per Share Basic	$0.49	$0.60
Earnings Per Share Diluted	$0.46	$0.56

The pro forma information gives effect to the Company’s purchase of Kelso’s interest in Armkel as if it occurred at January 1, 2003. Pro forma adjustments included the inventory step-up charge, equity appreciation rights, additional interest expense and the related income tax impact, as well as elimination of intercompany sales.

The allocation of purchase price to certain intangibles has not yet been finalized since an independent appraisal is still in process. However, management does not believe that the finalization of the purchase price allocation will have a material impact on the consolidated financial statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes financial information for Armkel for the quarter ended April 2, 2004 during which the Company accounted for its 50% interest under the equity method.

(In thousands)	Three Months Ended April 2, 2004
Income statement data:
Net sales	$113,773
Gross profit	65,685
Net income	18,163
Equity in affiliate’s income recorded by the Company	9,082

The Company invoiced Armkel $6.6 million primarily for administrative and management oversight services (which is included as a reduction of selling, general and administrative expenses), and purchased $0.5 million of deodorant anti-perspirant inventory produced by Armkel in the first quarter of 2004. The Company sold Armkel $0.4 million of Arm & Hammer products to be sold in international markets in the first quarter of 2004.

9. Short-term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)		Apr. 1, 2005	Dec. 31, 2004
Short-term borrowings
Securitization of Accounts Receivable due on April 13, 2005		$100,000	$93,700
Various borrowings due to Brazilian Banks		5,724	4,471
Other International Debt		814	68

Total short-term borrowings		$106,538	$98,239

Long-term debt
Term B Loan		$323,360	$400,337
Amount due 2005	2,437
Amount due 2006	3,249
Amount due 2007	3,249
Amount due 2008	3,249
Amount due 2009	3,249
Amount due 2010 and subsequent	307,927
Convertible Debentures due on August 15, 2033		100,000	100,000
Senior Subordinated Note (6%) due December 22, 2012		250,000	250,000
Senior Subordinated Note (9 ½%) due August 15, 2009		6,400	6,400
Premium on 9 ½% Senior Subordinated Note		128	213
Various debt due to Brazilian Banks $630 in 2005, $469 in 2006, $228 in 2007		1,327	848
Industrial Revenue Refunding Bond Due in installments of $685 from 2005-2007 and $650 in 2008		2,705	2,705

Total long-term debt		683,920	760,503
Less: current maturities		4,564	5,797

Net long-term debt		$679,356	$754,706

The long-term debt principal payments required to be made are as follows:

(In thousands)
2005	$3,752
2006	4,403
2007	4,162
2008	3,899
2009	9,777
2010 and subsequent	657,927

$683,920

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the first quarter of 2005, the Company paid approximately $77.0 million of its Term B Loan, of which $75.0 million were voluntary payments.

In April 2005, the accounts receivable securitization facility was renewed with a new maturity date in April 2006.

10. Goodwill and Other Intangible Assets

The following tables disclose the carrying value of all intangible assets:

	April 1, 2005			December 31, 2004
(In thousands)	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
Amortized intangible assets:
Tradenames	$77,413	$(13,976)	$63,437	$77,433	$(12,759)	$64,674
Formulas	22,320	(3,603)	18,717	22,320	(3,023)	19,297
Non Compete Agreement	1,143	(379)	764	1,143	(350)	793

Total	$100,876	$(17,958)	$82,918	$100,896	$(16,132)	$84,764

Unamortized intangible assets – Carrying value:
Tradenames	$389,521			$389,521

Total	$389,521			$389,521

Intangible amortization expense amounted to $1.8 million for the three months of 2005 and $1.5 million for the same period of 2004. The Company’s estimated intangible amortization will be approximately $7.2 million in each of the next five years.

The changes in the carrying amount of goodwill for the three months ended April 1, 2005 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty	Total
Balance December 31, 2004	$468,393	$20,662	$22,588	$511,643
Tradename reclassification (related to Armkel)	(2,766)	2,766	—	—
Goodwill associated with the Armkel acquisition	1,074	—	—	1,074
Other	224	—	—	224

Balance April 1, 2005	$466,925	$23,428	$22,588	$512,941

11. Comprehensive Income

The following table discloses the Company’s comprehensive income for the three months ended April 1, 2005 and April 2, 2004:

	Three Months Ended
(In thousands)	Apr. 1, 2005	Apr. 2, 2004
Net Income	$37,701	$29,906
Other Comprehensive Income, net of tax:
Foreign exchange translation adjustments	1,725	161
Interest rate swap agreements	—	143
Company’s portion of Armkel’s accumulated other comprehensive income	—	1,511

Comprehensive Income	$39,426	$31,721

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension and Postretirement Plans

The following table discloses the net periodic benefit cost for the Company’s pension and postretirement plans for the three months ended April 1, 2005 and April 2, 2004.

	Pension Costs Three Months Ended
(In thousands)	Apr. 1, 2005	Apr. 2, 2004
Components of Net Periodic Benefit Cost:
Service cost	$597	$41
Interest cost	1,606	353
Expected return on plan assets	(1,516)	(316)
Amortization of prior service cost	5	1
Recognized actuarial loss	51	123

Net periodic benefit cost	$743	$202

	Postretirement Costs Three Months Ended
(In thousands)	Apr. 1, 2005	April 2, 2004
Components of Net Periodic Benefit Cost:
Service cost	$126	$109
Interest cost	289	216
Amortization of prior service cost	17	(20)
Recognized actuarial gain	(1)	—

Net periodic benefit cost	$431	$305

The Company made cash contributions of approximately $1.7 million to certain of its pension plans in the first quarter and expects to make additional contributions of $2.8 million during the remainder of 2005.

13. Commitments, contingencies and guarantees

a.	In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits owned by each of the two partners in Wyoming. The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons, based upon market price. There are no other material transactions with the partnership or the Company’s partner.

b.	The Company’s distribution of condoms under the Trojan and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors, contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance remains uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. While awaiting further FDA guidance, the Company has implemented interim labeling revisions that caution against rectal use and more-than-once-a-day vaginal use of N-9-containing condoms, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the financial condition and operating results of the Company could suffer.

c.	The Company has commitments to acquire approximately $75.0 million of raw material and packaging supplies from its vendors. The packaging supplies are in either a converted or non-converted status. This enables the Company to respond quickly to changes in customer orders/requirements.

d.	The Company has outstanding letters of credit of approximately $7.5 million with several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, a year’s worth of lease payments on a warehouse, and 200 days of interest on an Industrial Revenue Bond borrowing.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

e.	In connection with the acquisition of Unilever’s oral care brands in the United States and Canada, the Company is required to make additional performance-based payments of a minimum of $5 million and a maximum of $12 million over the eight year period following the October 2003 acquisition. All payments will be accounted for as additional purchase price. The Company has paid approximately $3.1 million since the acquisition.

f.	The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position.

14. Assets Held For Sale

As part of the Armkel acquisition, the Company has title to property and facilities in Cranbury, New Jersey, which includes research facilities that are in use as well as assets that are held for sale. In the third quarter of 2004, the Company entered into a contract to sell sections of the land available for development (and demolish the remaining buildings at the buyer’s expense), subject to obtaining environmental and other regulatory approvals. The Company expects to close on the sale before the end of 2005. In the first quarter of 2005, the Company entered into a contract to sell the remaining assets held for sale. The contract is subject to the buyer’s due diligence. The value expected to be received for all land at the Cranbury, NJ location (other than that related to the research facilities), net of costs to sell, is approximately $11.0 million. These assets are included in the Consumer Domestic segment.

In January 2005, the Company signed an agreement to sell its manufacturing plant in Mexico. The new owner of the plant will manufacture products for the Company. At the end of April, the Company closed on the sale of this facility and received, net of costs to sell, approximately $2.3 million, which is included in the Consumer International segment.

15. Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment for the first quarter of 2005 compared to the first quarter 2004. The segment discussion also presents certain product line fluctuations. With the acquisition of the remaining 50% interest in Armkel, LLC (“Armkel”) that the Company did not previously own from affiliates of Kelso & Company (“Kelso”) on May 28, 2004, and Armkel’s subsequent merger with the Company, the results of operations of the former Armkel business are consolidated in the accompanying financial statements from the date of acquisition.

Consolidated Results

Net Sales

Net sales for the quarter increased by $124.7 million or 42.1% to $420.7 million, as compared to $296.0 million in the previous year’s first quarter. Of the increase, $122.6 million reflects sales of products formerly owned by Armkel, which are included in the Company’s condensed consolidated results, and favorable foreign exchange rates of $0.8 million.

Operating Costs

The Company’s gross margin in the current quarter increased to 38.1% from 32.6% in the prior year. The increase is in large part a result of the products formerly owned by Armkel, which carry on average a higher gross profit margin than other Company products. Excluding the impact of the former Armkel business, gross margin declined. This decline is due to sharp price increases for oil-based raw and packaging materials and certain commodity chemicals during the second half of 2004.

Marketing expenses in the current quarter were $37.6 million, an increase of $13.5 million as compared to the same period of 2004 primarily as a result of approximately $15.0 million in expenses associated with the former Armkel products. Marketing expenses for the Company’s pre-existing product lines were slightly lower than last year as a result of lower expenses for certain deodorizing and cleaning products.

Selling, general and administrative (“SG&A”) expenses in the current quarter increased $21.5 million as compared to the same period last year. This is primarily a result of costs associated with the former Armkel business of approximately $24.0 million. Other SG&A expenses declined due to lower deferred and performance-based compensation costs and decreases in information system costs and costs to comply with the Sarbanes-Oxley legislation.

Other Income and Expenses

The decrease in equity in earnings of affiliates of $8.6 million in the current quarter as compared to the year ago period is due to the Company’s acquisition of Kelso’s interest in Armkel on May 28, 2004. The combined earnings of the Company’s other equity investments slightly increased.

Other income and expense in 2005 includes the effect of foreign exchange remeasurement losses related to intercompany loans between the Company’s subsidiaries. The 2004 amount reflects a gain on the sale of a warehouse by our Canadian subsidiary.

Interest expense increased in the quarter as a result of interest associated with the assumption of Armkel’s indebtedness and the Company’s additional indebtedness required to purchase Kelso’s interest in Armkel.

Taxation

The effective tax rate for the quarter was 34.8% as compared to 33.0% for the same period of last year. Last year’s tax rate was impacted favorably by an amended prior year tax return that resulted in a benefit related to a prior year research and development tax credit.

Segment results

The Company maintains three reportable segments. These segments are based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Deodorizing and cleaning, laundry, and personal care products

Consumer International	Primarily personal care products

SPD	Specialty chemical products

Some of the subsidiaries that are included in Consumer International manufacture and sell personal care products to Consumer Domestic. These sales are eliminated from the Consumer International results.

Segment sales and income before taxes and minority interest for the first quarters of 2005 and 2004 are as follows:

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
First Quarter 2005	$297,716	$69,355	$53,603	$—	$420,674
First Quarter 2004	236,055	9,027	50,909	—	295,991
Income Before Taxes and Minority Interest (1)
First Quarter 2005	40,992	10,852	4,741	1,270	57,855
First Quarter 2004	33,790	4,634	5,476	742	44,642

(1)	In determining Income Before Taxes and Minority Interest, Interest Expense, Interest Income, and Other Income (Expense) were allocated to the segments based upon each segments’ relative Operating Profit. With respect to the first quarter of 2004, which was prior to the Armkel acquisition, the equity earnings of Armkel’s domestic results are included in the Consumer Domestic segment and its international results are in the Consumer International segment. The equity earnings of Armand and ArmaKleen are included in Corporate.

Consumer Domestic

For the first quarter of 2005, Consumer Domestic Net Sales increased $61.7 million or 26.1% to $297.7 million. Personal care products increased $61.0 million due to sales of $62.9 million associated with the domestic results of the former Armkel products. Deodorizing products increased $2.7 million and laundry products decreased $2.0 million. Net sales of the former Armkel products in the first quarter of 2004, when their sales were not consolidated with those of the Company, totaled approximately $58.0 million.

Consumer Domestic Income before Taxes and Minority Interest for the current quarter increased $7.2 million to $41.0 million. This is due to the increased contribution from the former Armkel products, slightly lower marketing costs associated with certain deodorizing and cleaning products and lower SG&A for the reasons noted above attributable to the non-Armkel portion of the business. The higher profitability was partially offset by higher oil based manufacturing and freight costs. The segment was also impacted by higher interest costs resulting from the Armkel purchase.

Consumer International

Consumer International Net Sales for the current quarter as compared to the same period of last year increased $60.3 million to $69.4 million. The current quarter included $59.7 million of sales attributable to the former Armkel international business and the effect of favorable foreign exchange rates. Net sales of the former Armkel subsidiaries in the first quarter of 2004, when their sales were not consolidated with those of the Company, totaled approximately $55.8 million. The increase of $3.9 million includes a favorable foreign exchange effect of $3.1 million.

Income before Taxes and Minority Interest increased $6.2 million to $10.9 million as a result of the inclusion of the former Armkel international business results following the acquisition, partially offset by higher interest costs associated with the Armkel acquisition.

Specialty Products (SPD)

Specialty Products Net Sales grew $2.7 million or 5.3% to $53.6 million in the first quarter of 2005, as a result of higher sales of animal nutrition products and favorable foreign exchange rates.

Specialty Products Income before Taxes and Minority Interest decreased $0.7 million to $4.7 million as a result of higher manufacturing costs for certain specialty chemicals, and an increase in allocated interest expense, partially offset by higher profit contribution associated with higher animal nutrition product sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Liquidity and Capital Resources

The Company had outstanding total debt of $790.5 million and cash of $101.9 million (of which approximately $58.4 million resides in foreign subsidiaries). This compares to total debt of $858.7 million at December 31, 2004. The reduction of debt since the beginning of the fiscal year is primarily due to voluntary bank debt payments of $75.0 million, partially offset by an increase of $6.3 million associated with the Company’s accounts receivable securitization. In April 2005, the accounts receivable securitization facility was renewed with a new maturity date of April 2006.

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility and management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was approximately $79.5 million for the first quarter of 2005. The leverage ratio (total debt to Adjusted EBITDA) for the 12 months ended April 1, 2005 which, under the loan agreement, permits the inclusion of Armkel’s EBITDA prior to its acquisition by the Company for pro forma purposes was approximately 2.74 versus the agreement’s maximum 4.25, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for the twelve months ended April 1, 2005 was approximately 5.44 versus the agreement’s minimum of 3.0. This credit facility is secured by the assets of the Company and certain domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the three months ended April 1, 2005 is as follows (in thousands):

Net Cash Provided by Operating Activities	$31.2
Interest Expense	10.6
Current Income Tax Provision	16.0
Distributions from Affiliates	1.9
Change in Working Capital and Other Liabilities	22.7
Investment Income	(0.8)
Other	(2.1)

Adjusted EBITDA (per loan agreement)	$79.5

Net Cash Used in Investing Activities	$(5.4)

Net Cash Used in Financing Activities	$(69.4)

During the first quarter of 2005, cash flow from operating activities was $31.2 million. Major factors affecting cash flow from operating activities included operating earnings before non-cash charges for depreciation and amortization, and a $22.7 million increase in working capital (excluding cash and cash equivalents) and other liabilities. Operating cash flow, together with distributions from affiliates, proceeds from stock option exercises and existing cash, were used to make voluntary and mandatory debt repayments, additions to property, plant and equipment, and the payment of dividends.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS No. 123, “Share-Based Payment”, a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation” and eliminates the alternative of using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”) which was permitted in Statement 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards in their income statements. For the Company, this Statement becomes effective January 1, 2006. As of the required effective date, any public company that used the fair-value method of disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

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

The Company is facing higher costs for several categories of raw and packaging materials, particularly those based on energy prices. In response, the Company has intensified its margin enhancement strategies, and is in the process of implementing a range of formulation, packaging, logistics and other cost reduction programs.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

b.	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements relating to, among other things, short- and long-term financial objectives, sales and earnings growth, gross profit margin, earnings per share, non-cash accounting charges, cash flow, adoption of new accounting guidance, financial forecasts and cost improvement programs. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), increases in raw material, packaging and energy prices, the Company’s ability to raise prices or reduce promotion spending, the Company’s ability to implement cost reduction programs in response to commodity price increases, the financial condition of major customers, the risks of currency fluctuations, changes in foreign laws and other risks associated with our international operations and trade, and competitive and consumer reactions to the Company’s products. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the acquisition or divestiture of assets.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 5, 2005. The following nominees were elected to the Company’s Board of Directors for a term of three years:

Nominee	For	Withheld	Broker Non-Votes
James R. Craigie	58,036,269	533,637	0
Robert A. Davies, III	57,943,087	626,819	0
Rosina B. Dixon, M.D.	58,059,320	510,586	0
Robert D. LeBlanc	58,293,010	276,896	0
Lionel L. Nowell, III	58,085,319	484,587	0

The Company’s continuing directors are as follows: John D. Leggett, III, John F. Maypole, Robert A. McCabe, Burton B. Staniar, T. Rosie Albright, Robert H. Beeby, J. Richard Leaman, Jr., Dwight C. Minton, John O. Whitney.

The voting results on other matters submitted to a stockholder vote at the Annual Meeting were as follows:

Proposal for the amendment of the Restated Certificate of Incorporation of the Company to increase the Company’s authorized common stock from 100 million shares to 150 million shares:

For	Against	Abstained	Broker Non-Votes
56,320,712	2,154,527	94,667	0

Proposal for adoption of the 2005 Employee Stock Purchase Plan:

For	Against	Abstained	Broker Non-Votes
48,134,883	1,023,254	196,634	9,215,135

Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company’s 2005 financial statements:

For	Against	Abstained	Broker Non-Votes
57,455,907	1,041,267	72,731	0

ITEM 6.	EXHIBITS

(3.1)	Certificate of Amendment of Restated Certificate of Incorporation dated May 9, 2005, as filed with the Secretary of the State of Delaware on May 10, 2005.

(3.2)	Restated Certificate of Incorporation of the Corporation, as amended through May 9, 2005.

(3.3)	By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003.

(11)	Computation of earnings per share.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1)	Certification of the Chief Executive Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 10, 2005	/s/ ZVI EIREF
ZVI EIREF
VICE PRESIDENT FINANCE AND
CHIEF FINANCIAL OFFICER

DATE:	May 10, 2005	/s/ GARY P. HALKER
GARY P. HALKER
VICE PRESIDENT FINANCE AND
TREASURER

EXHIBITS

(3.1)	Certificate of Amendment of Restated Certificate of Incorporation dated May 9, 2005, as filed with the Secretary of the State of Delaware on May 10, 2005.

(3.2)	Restated Certificate of Incorporation of the Corporation, as amended through May 9, 2005.

(3.3)	By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003.

(11)	Computation of earnings per share.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1)	Certification of the Chief Executive Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.