Form 10-Q
period 2005-07-01
CHURCH & DWIGHT CO INC /DE/
filed 2005-08-09
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

As of August 5, 2005, there were 64,041,599 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net Sales	$441,815	$340,785	$862,489	$636,776
Cost of sales	272,914	221,109	533,351	420,538

Gross Profit	168,901	119,676	329,138	216,238
Marketing expense	51,063	36,118	88,710	60,306
Selling, general and administrative expenses	58,008	42,130	113,446	76,044

Income from Operations	59,830	41,428	126,982	79,888
Equity in earnings of affiliates	1,900	2,792	3,170	12,616
Investment earnings	900	375	1,683	839
Loss on early extinguishment of debt	—	(7,995)	—	(7,995)
Other income (expense), net	261	(116)	(479)	309
Interest expense	(10,799)	(7,019)	(21,409)	(11,550)

Income before minority interest and taxes	52,092	29,465	109,947	74,107
Minority interest	(8)	7	(17)	13

Income before taxes	52,100	29,458	109,964	74,094
Income taxes	17,720	9,885	37,883	24,615

Net Income	34,380	19,573	72,081	49,479
Retained earnings at beginning of period	544,382	462,315	510,480	435,677

	578,762	481,888	582,561	485,156
Dividends paid	3,809	3,285	7,608	6,553

Retained earnings at end of period	$574,953	$478,603	$574,953	$478,603

Weighted average shares outstanding - Basic	63,671	61,596	63,496	61,460

Weighted average shares outstanding - Diluted	69,222	68,074	69,112	67,899

Net income per share - Basic	$0.54	$0.32	$1.14	$0.81

Net income per share - Diluted	$0.51	$0.30	$1.07	$0.76

Dividends Per Share	$0.06	$0.05	$0.12	$0.11

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 1, 2005	Dec. 31, 2004
(Dollars in thousands)
Assets

Current Assets
Cash and cash equivalents	$109,463	$145,540
Accounts receivable, less allowances of $1,748 and $1,171	205,000	166,203
Inventories	158,320	148,898
Deferred income taxes	4,658	7,600
Note receivable – current	1,213	1,015
Net assets held for sale	11,000	13,300
Prepaid expenses	11,489	11,240

Total Current Assets	501,143	493,796

Property, Plant and Equipment (Net)	333,612	332,204
Note Receivable	6,324	7,751
Equity Investment in Affiliates	12,850	13,255
Long-term Supply Contracts	4,487	4,881
Tradenames and Other Intangibles	485,759	474,285
Goodwill	501,767	511,643
Other Assets	46,603	40,183

Total Assets	$1,892,545	$1,877,998

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$112,906	$98,239
Accounts payable and accrued expenses	233,747	242,024
Current portion of long-term debt	4,387	5,797
Income taxes payable	23,056	11,479

Total current liabilities	374,096	357,539

Long-term Debt	653,619	754,706
Deferred Income Taxes	121,582	108,216
Deferred and Other Long Term Liabilities	42,570	39,384
Pension, Postretirement and Postemployment Benefits	56,540	57,836
Minority Interest	299	287
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	—	—
Authorized 150,000,000 shares, issued 69,991,482 shares	69,991	69,991
Additional paid-in capital	58,538	47,444
Retained earnings	574,953	510,480
Accumulated other comprehensive income (loss)	(1,170)	(3,110)

	702,312	624,805

Common stock in treasury, at cost:
5,973,152 shares in 2005 and 6,803,296 shares in 2004	(58,473)	(64,775)

Total Stockholders’ Equity	643,839	560,030

Total Liabilities and Stockholders’ Equity	$1,892,545	$1,877,998

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended
(Dollars in thousands)	July 1, 2005	July 2, 2004
Cash Flow From Operating Activities
Net Income	$72,081	$49,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22,114	18,651
Equity in earnings of affiliates	(3,170)	(12,616)
Distributions from unconsolidated affiliates	3,575	2,719
Deferred income taxes	6,121	9,609
Net loss (gain) on disposal of assets	199	(346)
Asset impairment charges	3,779	1,573
Net loss on early extinguishment of debt	—	7,995
Other	(391)	58
Change in assets and liabilities:
(Increase) in accounts receivable	(42,397)	(2,154)
(Increase) decrease in inventories	(11,276)	(7,451)
(Increase) decrease in prepaid expenses	(218)	271
(Decrease) increase in accounts payable	(4,446)	10,535
Increase in income taxes payable	17,924	654
Increase in other liabilities	146	1,645

Net Cash Provided By Operating Activities	64,041	80,622

Cash Flow From Investing Activities
Additions to property, plant and equipment	(18,749)	(13,621)
Armkel acquisition (net of cash acquired)	—	(190,709)
Proceeds from note receivable	1,015	942
Contingent acquisition payments	(1,241)	(4,455)
Change in other long-term assets	(187)	(1,273)
Proceeds from sale of fixed assets	2,350	916

Net Cash Used In Investing Activities	(16,812)	(208,200)

Cash Flow From Financing Activities
Long-term debt borrowing	—	540,000
Long-term debt (repayment)	(103,138)	(367,107)
Short-term debt borrowings - net	4,809	3,700
Bank overdraft	10,000	—
Proceeds from stock options exercised	10,899	4,760
Payment of cash dividends	(7,608)	(6,553)
Deferred financing costs	(300)	(3,591)

Net Cash (Used In) Provided by Financing Activities	(85,338)	171,209
Effect of exchange rate changes on cash and cash equivalents	2,032	296

Net Change In Cash and Cash Equivalents	(36,077)	43,927
Cash and Cash Equivalents at Beginning Of Year	145,540	75,634

Cash and Cash Equivalents at End Of Period	$109,463	$119,561

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of July 1, 2005 and the consolidated statements of income and consolidated statements of cash flow for the three and six months ending July 1, 2005 and July 2, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at July 1, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the period ended July 1, 2005 are not necessarily indicative of the operating results for the full year.

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

The Company’s fiscal year begins on January 1st of the year stated and ends on December 31st. Quarterly periods are based on a 4 weeks - 4 weeks - 5 weeks methodology. As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could be a partial or expanded week.

2. Inventories consist of the following:

(In thousands)	July 1, 2005	Dec. 31, 2004
Raw materials and supplies	$45,174	$40,996
Work in process	11,406	7,310
Finished goods	101,740	100,592

	$158,320	$148,898

3. Property, Plant and Equipment consist of the following:

(In thousands)	July 1, 2005	Dec. 31, 2004
Land	$13,123	$13,261
Buildings and improvements	136,890	135,662
Machinery and equipment	356,700	350,591
Office equipment and other assets	37,145	37,255
Software	18,405	16,733
Mineral rights	1,125	999
Construction in progress	20,987	10,421

	584,375	564,922
Less accumulated depreciation, depletion and amortization	250,763	232,718

Net Property, Plant and Equipment	$333,612	$332,204

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

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Basic	63,671	61,596	63,496	61,460
Dilutive effect of stock options	2,325	3,252	2,390	3,213
Dilutive effect of convertible bonds	3,226	3,226	3,226	3,226

Diluted	69,222	68,074	69,112	67,899

Anti-dilutive stock options outstanding	1	270	2	855

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Stock-Based Compensation

The Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, rather than the fair-value based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”. In connection with the Armkel acquisition, the Company paid cash and issued options to purchase 97,500 shares of Company common stock at an exercise price of $22.88 per share to certain executives in accordance with the provisions of Armkel’s Equity Appreciation Rights Plan (“EAR Plan”). The unvested portion of the EAR Plan options is being amortized over a two year vesting period and is recognized as expense as vesting occurs. In 2005, the amount recognized as expense for the stock options granted under the EAR Plan was $0.2 million.

During the second quarter of 2005, the Company issued restricted stock to elected and appointed officers of the Company. Those officers that elect to use a portion of their annual incentive compensation bonus to purchase the Company’s common stock will receive a premium of 20% of the amount purchased (to a maximum of 50% of their bonus). This premium will be provided in the form of restricted shares, which have a cliff vesting term of 3 years. During the vesting period, these shares will have voting rights and receive dividends either in cash or reinvested in additional shares. Approximately 4,000 shares were issued during the second quarter at a total value of $146 thousand. This amount will be expensed over the vesting period of which $12 thousand was reflected in the second quarter results.

During the first half of 2005, the Company issued approximately 0.7 million stock options at an average fair value of $13.54 per share, based upon the Black Scholes option pricing model. Key assumptions used were: expected life 6.6 years, expected volatility 33.0%, risk-free interest rate 4.0%, dividend yield 0.7%.

The Company’s pro forma net income and pro forma net income per share for the second quarter and six months of 2005 and 2004, determined as if the Company had adopted the fair value method of SFAS 123, are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except for per share data)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net Income
As reported	$34,380	$19,573	$72,081	$49,479
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	(17)	57	155	57
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,121)	(1,072)	(2,391)	(2,109)

Pro forma	$33,242	$18,558	$69,845	$47,427

Net Income per Share: basic
As reported	$0.54	$0.32	$1.14	$0.81
Pro forma	$0.52	$0.30	$1.10	$0.77
Net Income per Share: diluted
As reported	$0.51	$0.30	$1.07	$0.76
Pro forma	$0.50	$0.29	$1.04	$0.73

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

The Company has 50 percent ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”). Since the Company does not control these entities, they are accounted for under the equity method in the consolidated financial statements of the Company. With respect to periods prior to the Armkel acquisition, the equity earnings derived from Armkel’s domestic results are included in the Consumer Domestic segment, and the equity earnings derived from its international results are included in the Consumer International segment. The equity earnings of Armand and ArmaKleen are included in Corporate.

Some of the subsidiaries that are included in Consumer International manufacture and sell personal care products to Consumer Domestic. These sales are eliminated from the Consumer International results.

Segment sales and income before taxes and minority interest for the second quarter and six month periods of 2005 and 2004 are as follows:

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
Second Quarter 2005	$307,139	$78,126	$56,550	$—	$441,815
Second Quarter 2004	258,867	28,854	53,064	—	340,785

Year to Date 2005	$604,855	$147,481	$110,153	$—	$862,489
Year to Date 2004	494,922	37,881	103,973	—	636,776

Income Before Taxes and Minority Interest (1)
Second Quarter 2005	$37,358	$8,157	$4,677	$1,900	$52,092
Second Quarter 2004	20,635	3,841	3,893	1,096	29,465

Year to Date 2005	$78,350	$19,009	$9,418	$3,170	$109,947
Year to Date 2004	54,183	8,774	9,311	1,839	74,107

(1)	In determining Income Before Taxes and Minority Interest, interest expense, interest income, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit. With respect to the first five months of 2004, which was prior to the Armkel acquisition, the equity earnings derived from Armkel’s domestic results are included in the Consumer Domestic segment and the equity earnings derived from its international results are included in the Consumer International segment. The equity earnings of Armand and ArmaKleen are included in Corporate.

The following table discloses product line revenues from external customers for the three and six month periods ended July 1, 2005 and July 2, 2004.

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Household Products	$179,349	$168,359	$346,596	$334,930
Personal Care Products	127,790	90,508	258,259	159,992

Total Consumer Domestic	307,139	258,867	604,855	494,922
Total Consumer International	78,126	28,854	147,481	37,881
Total SPD	56,550	53,064	110,153	103,973

Total Consolidated Net Sales	$441,815	$340,785	$862,489	$636,776

The Company has combined the sales of Deodorizing and Cleaning products along with Laundry products into a product line entitled Household products. These products have similar production processes, method of sales and distribution efforts and class of customers. The Company has combined them as a result that individually each group of products has less significance to the consolidated results since the acquisition of Armkel in May 2004.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Armkel, LLC

On May 28, 2004, the Company purchased the remaining 50% of Armkel that it did not previously own from affiliates of Kelso for a purchase price of approximately $262.0 million.

Pro forma comparative net sales, net income and basic and diluted earnings per share for the three and six months ended July 2, 2004 are as follows:

	Three Months Ended July 2, 2004		Six Months Ended July 2, 2004
(Dollars in thousands, except per share data)	Reported	Pro forma	Reported	Pro forma
Net Sales	$340,785	$419,394	$636,776	$828,801
Net Income	19,573	22,321	49,479	52,593
Earning Per Share Basic	$0.32	$0.36	$0.81	$0.85
Earning Per Share Diluted	$0.30	$0.35	$0.76	$0.81

The pro forma information gives effect to the Company’s purchase of Kelso’s interest in Armkel as if it occurred at January 1, 2003. Pro forma adjustments reflect an inventory step-up charge, equity appreciation rights, additional interest expense and the related income tax impact, as well as elimination of intercompany sales.

The allocation of purchase price to certain intangibles has been completed and is reflected in the Company’s financial statements.

The following table summarizes financial information for Armkel for the two and five months ended May 28, 2004, during which the Company accounted for its 50% interest under the equity method.

(In thousands)	Two Months Ended May 28, 2004	Five Months Ended May 28, 2004
Income Statement Data:
Net Sales	$78,994	$192,767
Gross Profit	44,230	109,915
Net Income	3,391	21,554
Equity in affiliate’s income recorded by the Company	1,695	10,777

The Company invoiced Armkel $10.2 million primarily for administrative and management oversight services (which are reflected as a reduction of selling, general and administrative expenses), and purchased $0.8 million of deodorant anti-perspirant inventory produced by Armkel in the first half of 2004. The Company sold Armkel $0.7 million of Arm & Hammer products to be sold in international markets in the first five months of 2004.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Short-term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)		July 1, 2005	Dec. 31, 2004
Short-term borrowings
Securitization of accounts receivable due in April 2006		$93,800	$93,700
Various debt due to Brazilian banks		8,736	4,471
Bank overdraft debt		10,000	—
Other international debt		370	68

Total short-term debt		$112,906	$98,239

Long-term debt
Term B loan		$297,549	$400,337
Amount due 2005	1,499
Amount due 2006	2,997
Amount due 2007	2,997
Amount due 2008	2,997
Amount due 2009	2,997
Amount due 2010 and subsequent	284,062
Convertible debentures due on August 15, 2033		100,000	100,000
Senior subordinated notes (6%) due December 22, 2012		250,000	250,000
Senior subordinated notes (9 1/2%) due August 15, 2009		6,400	6,400
Premium on 9 1/2% senior subordinated notes		42	213
Various debt due to Brazilian banks--$355 in 2005, $700 in 2006 and $255 in 2007		1,310	848
Industrial Revenue Refunding Bond--Due in installments of $685 from 2005-2007 and $650 in 2008		2,705	2,705

Total long-term debt		658,006	760,503
Less: current maturities		4,387	5,797

Net long-term debt		$653,619	$754,706

The long-term debt principal payments required to be made are as follows:

(In thousands)
2005	$2,539
2006	4,382
2007	3,937
2008	3,647
2009	9,439
2010 and subsequent	634,062

$658,006

During the second quarter and six month period of 2005, the Company paid approximately $25.8 million and $102.8 million of its Term B Loan, of which $25.0 million and $100.0 million were voluntary payments, respectively.

In April 2005, the accounts receivable securitization facility was renewed with similar terms and a new maturity date of April 2006.

During the month of July 2005, the Company issued a Notice of Intention to Redeem all the remaining outstanding 9 ½% Senior Subordinated Notes due 2009 on August 15, 2005 at a redemption price of 104.75% of the principal amount of the notes plus accrued interest to the redemption date. Cash required to redeem the notes will be approximately $7 million, which will be funded from available cash.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Goodwill and Other Intangible Assets

The following tables disclose the carrying value of all intangible assets:

(In thousands)	July 1, 2005			December 31, 2004
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
Amortized intangible assets:
Tradenames	$77,378	$(15,170)	$62,208	$77,433	$(12,759)	$64,674
Customer Related	17,374	(287)	17,087	—	—	—
Formulas	22,395	(4,183)	18,212	22,320	(3,023)	19,297
Non Compete Agreement	1,143	(408)	735	1,143	(350)	793

Total	118,290	(20,048)	98,242	$100,896	$(16,132)	$84,764

Unamortized intangible assets - Carrying value
Tradenames	$387,517			$389,521

Total	$387,517			$389,521

Intangible amortization expense amounted to $3.9 million for the six months of 2005 and $3.2 million for the same period of 2004. The Company’s estimated intangible amortization will be approximately $8.4 million in each of the next five years.

During the second quarter of 2005, the Company recorded in SG&A expenses, $3.8 million of impairment charges associated with certain indefinite lived intangible assets of which $1.6 million was incurred by the Consumer Domestic Segment and $2.2 million by the Consumer International Segment.

The changes in the carrying amount of goodwill for the six months ended July 1, 2005 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty	Total
Balance December 31, 2004	$468,393	$20,662	$22,588	$511,643
Tradename reclassification (related to Armkel)	(2,766)	2,766	—	—
Goodwill associated with the Armkel acquisition[1]	(1,342)	(8,755)	—	(10,097)
Other	221	—	—	221

Balance July 1, 2005	$464,506	$14,673	$22,588	$501,767

(1)	Goodwill associated with the Armkel acquisition includes a reduction of $17.4 million for customer related intangible asset valuation, offset by deferred taxes of $6.2 million for this valuation, plus $0.1 million in legal fees associated with the purchase and additional deferred tax adjustments of $1.1 million for prior year allocations.

10. Comprehensive Income

The following table discloses the Company’s comprehensive income for the three and six months ended July 1, 2005 and July 2, 2004:

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net Income	$34,380	$19,573	$72,081	$49,479
Other Comprehensive Income, net of tax:
Foreign exchange translation adjustments	215	2,036	1,940	2,197
Interest rate swap agreements	—	—	—	143
Company’s portion of Armkel’s Accumulated Other Comprehensive Income (Loss)	—	783	1	2,294

Comprehensive Income	$34,595	$22,392	$74,022	$54,113

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Pension and Postretirement Plans

The following table discloses the net periodic benefit cost for the Company’s pension and postretirement plans for the three and six months ended July 1, 2005 and July 2, 2004. The results include former Armkel employees as of May 28, 2004.

(In thousands)	Pension Costs Three Months Ended		Pension Costs Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Components of Net Periodic Benefit Cost:
Service cost	$597	$225	$1,194	$226
Interest cost	1,606	743	3,212	1,096
Expected return on plan assets	(1,516)	(681)	(3,032)	(997)
Amortization of prior service cost	5	1	10	2
Recognized actuarial (gain) or loss	50	127	100	250

Net periodic benefit cost	$742	$415	$1,484	$577

(In thousands)	Postretirement Costs Three Months Ended		Postretirement Costs Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Components of Net Periodic Benefit Cost:
Service cost	$126	$140	$252	$249
Interest cost	289	246	578	462
Amortization of prior service cost	17	(20)	34	(40)
Recognized actuarial (gain) or loss	(1)	3	(2)	3

Net periodic benefit cost	$431	$369	$862	$674

The Company made cash contributions of approximately $2.8 million to certain of its pension plans during the first half of 2005 and expects to make additional contributions of $1.7 million during the remainder of the year.

12. Commitments, contingencies and guarantees

a.	In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits owned by each of the two partners in Wyoming. The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons, based upon market price. There are no other material transactions with the partnership or the Company’s partner.

b.	The Company’s distribution of condoms under the Trojan and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors, contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The Company expects the FDA to issue guidance concerning the labeling of condoms with N-9, although the timing of such guidance remains uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. While awaiting further FDA guidance, the Company has implemented interim labeling revisions that caution against rectal use and more-than-once-a-day vaginal use of N-9-containing condoms, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the financial condition and operating results of the Company could suffer.

c.	The Company has commitments to acquire approximately $80.4 million of raw material and packaging supplies from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. This enables the Company to respond quickly to changes in customer orders/requirements.

d.	The Company has outstanding letters of credit of approximately $6.6 million with several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, a year’s worth of lease payments on a warehouse, and 200 days of interest on an Industrial Revenue Bond borrowing.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

e.	In connection with the acquisition of Unilever’s oral care brands in the United States and Canada, the Company is required to make additional performance-based payments of a minimum of $5 million and a maximum of $12 million over the eight year period following the October 2003 acquisition. All payments will be accounted for as additional purchase price. The Company has paid approximately $3.7 million since the acquisition.

f.	The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position.

13. Assets Held For Sale

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

In January 2005, the Company signed an agreement to sell its manufacturing plant in Mexico. At the end of April, the Company closed on the sale of this facility and received, net of costs to sell, approximately $2.4 million, which is included in the Consumer International segment. The new owner of the plant is manufacturing products for the Company.

14. Reclassification

Certain immaterial prior year amounts have been reclassified in order to conform with the current year presentation.

15. Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The 6% senior subordinated notes are fully and unconditionally guaranteed by Church & Dwight Company, a Wyoming corporation, and the 9½% senior subordinated notes are fully and unconditionally guaranteed by several domestic subsidiaries of the Company on a joint and several basis. The Company and guarantor financial information includes the Parent Company and an immaterial subsidiary whose total assets are approximately 1% of total Company and guarantor assets. The following information is being presented in response to Item 3-10 of Regulation S-X, promulgated by the Securities and Exchange Commission.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental information for condensed consolidated balance sheets at July 1, 2005 and December 31, 2004, condensed consolidated income statements and for the three and six months ended July 1, 2005 and July 2, 2004 and condensed consolidated statements of cash flows for the six month period ended July 1, 2005 and July 2, 2004 are summarized as follows (amounts in thousands):

Statements of Income

	For the Three Months Ended July 1, 2005
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$357,624	$91,639	$(7,448)	$441,815
Gross profit	129,538	39,363	—	168,901
Income before taxes	37,932	14,168	—	52,100
Net Income	24,482	9,898	—	34,380

	For the Three Months Ended July 2, 2004
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$305,153	$41,479	$(5,847)	$340,785
Gross profit	104,193	15,483	—	119,676
Income before taxes	25,206	4,252	—	29,458
Net Income	16,635	2,938	—	19,573

	For the Six Months Ended July 1, 2005
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$704,220	$174,445	$(16,176)	$862,489
Gross profit	254,121	75,017	—	329,138
Income before taxes	81,320	28,644	—	109,964
Net Income	51,911	20,170	—	72,081

	For the Six Months Ended July 2, 2004
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$583,715	$63,692	$(10,631)	$636,776
Gross profit	195,232	21,006	—	216,238
Income before taxes	66,630	7,464	—	74,094
Net Income	44,241	5,238	—	49,479

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheet

	July 1, 2005
	Company And Guarantor	Non - Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$191,859	$309,284	$—	$501,143
Other Assets	1,422,501	111,336	(142,435)	1,391,402

Total Assets	$1,614,360	$420,620	$(142,435)	$1,892,545

Liabilities and Stockholders’ Equity

Total Current Liabilities	$177,386	$196,716	$(6)	$374,096
Other Liabilities	836,127	102,539	(64,056)	874,610
Total Stockholders’ Equity	600,847	121,365	(78,373)	643,839

Total Liabilities and Stockholder’s Equity	$1,614,360	$420,620	$(142,435)	$1,892,545

	December 31, 2004

	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$218,034	$275,762	$—	$493,796
Other Assets	1,441,369	113,597	(170,764)	1,384,202

Total Assets	$1,659,403	$389,359	$(170,764)	$1,877,998

Liabilities and Stockholders’ Equity

Total Current Liabilities	$197,139	$160,402	$(2)	$357,539
Other Liabilities	923,524	118,244	(81,339)	960,429
Total Stockholders’ Equity	538,740	110,713	(89,423)	560,030

Total Liabilities and Stockholder’s Equity	$1,659,403	$389,359	$(170,764)	$1,877,998

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Cash Flows

	For the Six Months Ended July 1, 2005
	Company and Granantor	Non - Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$81,210	$(17,169)	$64,041

Net Cash Used in Investing Activities	(14,175)	(2,637)	(16,812)

Net Cash (Used in) Provided by Financing Activities	(90,146)	4,808	(85,338)
Effect of exchange rate changes on cash and cash equivalents	—	2,032	2,032

Net Change In Cash & Cash Equivalents	(23,111)	(12,966)	(36,077)
Cash and Cash Equivalents at Beginning of Year	81,948	63,592	145,540

Cash and Cash Equivalents at End of Period	$58,837	$50,626	$109,463

	For the Six Months Ended July 2, 2004
	Company and Granantor	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$109,542	$(28,920)	$80,622
Net Cash Used in Investing Activities	(207,885)	(315)	(208,200)

Net Cash Provided by Financing Activities	91,457	79,752	171,209
Effect of exchange rate changes on cash and cash equivalents	—	296	296

Net Change In Cash & Cash Equivalents	(6,886)	50,813	43,927
Cash and Cash Equivalents at Beginning of Year	68,975	6,659	75,634

Cash and Cash Equivalents at End of Period	$62,089	$57,472	$119,561

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment for the second quarter and six month period of 2005 compared to the same periods of 2004. The segment discussion also presents certain product line fluctuations. With the acquisition of the remaining 50% interest in Armkel, LLC (“Armkel”) that the Company did not previously own from affiliates of Kelso & Company (“Kelso”) on May 28, 2004 (the “Armkel Acquisition”), and Armkel’s subsequent merger with the Company, the results of operations of the former Armkel business are consolidated in the accompanying financial statements from the date of acquisition. To enhance comparability to prior periods, discussion and analysis pertaining to the results and impact of the former Armkel product lines are for the two month period ended May 27, 2005 (with respect to the discussion of results for the quarter ended July 1, 2005) and the five month period ended May 27, 2005 (with respect to the discussion of results for the six months ended July 1, 2005).

Consolidated Results

Net Sales

Net sales for the quarter ended July 1, 2005 increased $101.0 million or 29.6% to $441.8 million, as compared to $340.8 million in the previous year’s second quarter. Of the increase, $85.5 million reflects sales of former Armkel products during the two month period ended May 27, 2005, which are included in the Company’s condensed consolidated results, and $1.6 million is attributable to favorable foreign exchange rates. This year’s second quarter includes a $2.4 million reversal of prior year’s promotion reserves due to a change in estimate. Last year’s second quarter included a similar reversal of $2.7 million.

Net sales for the six months ended July 1, 2005 increased $225.7 million or 35.4% to $862.5 million, as compared to $636.8 million last year. Of the increase, $208.1 million reflects sales of former Armkel products during the five month period ended May 27, 2005, which are included in the Company’s condensed consolidated results, and $2.4 million is attributable to favorable foreign exchange rates. Included in the six month sales results are the previously noted reversal of prior year’s promotion reserves.

Operating Costs

The Company’s gross margin in the quarter ended July 1, 2005 increased to 38.2% from 35.1% in the prior year. The increase is in large part a result of the products formerly owned by Armkel, which carry on average a higher gross profit margin than other Company products. Gross margin in 2004 reflected an acquisition related inventory step-up charge of $4.1 million in connection with the Armkel acquisition. Gross margin of the Company’s other products declined. This decline is due to a change in product mix, (higher laundry product sales and less personal care product sales), and sharp price increases for oil-based raw and packaging materials and certain commodity chemicals during the second half of 2004. Gross margin for the six month period was 38.2% as compared to 34.0% last year due to the same factors as described above.

Marketing expenses in the quarter ended July 1, 2005 were $51.1 million, an increase of $14.9 million as compared to the same period of 2004 primarily as a result of approximately $13 million in expenses associated with the former Armkel products for the two months ended May 27, 2005. Marketing expenses for the Company’s pre-existing product lines and former Armkel products for June 2005 were slightly higher than last year as a result of higher expenses for certain personal care products. For the six month period, marketing expenses increased $28.4 million as compared to the six month period of 2004. Expenses associated with the former Armkel products during the five months ended May 27, 2005 were approximately $28 million. Marketing expenses for the Company’s pre-existing product lines were slightly lower than last year as a result of lower expenses for certain deodorizing and cleaning products.

Selling, general and administrative (“SG&A”) expenses in the quarter ended July 1, 2005 increased $15.9 million as compared to the same period last year. This is a result of costs associated with the former Armkel business of approximately $15.1 million for the two months ended May 27, 2005. Excluding the effect of Armkel for the months of April and May, SG&A expenses were slightly higher due to $3.8 million of intangible asset impairment charges, partially offset by lower deferred and performance-based compensation costs and lower Sarbanes-Oxley Act related expenses. For the six month period SG&A expenses increased $37.4 million as compared to last year. Costs associated with the former Armkel business for the five months ended May 27, 2005 were approximately $38.0 million. The reason for the difference includes the other factors described above, as well as lower information system costs.

Other Income and Expenses

The decrease in equity in earnings of affiliates of $0.9 million in the quarter ended July 1, 2005 and $9.4 million for the six month period ended July 1, 2005 as compared to the year ago periods is due to the Company’s acquisition of Kelso’s interest in Armkel on May 28, 2004. The combined earnings of the Company’s other equity investments increased $0.8 million and $1.3 million in the current quarter and six month period, respectively.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS (Continued)

Other income and expense in the 2005 periods includes the effect of foreign exchange remeasurement losses related to intercompany loans between the Company’s subsidiaries. Other income and expense for the six month period ended July 2, 2004 reflects a gain on the sale of a warehouse by our Canadian subsidiary.

Interest expense increased in the quarter and six month periods ended July 1, 2005 due to interest associated with the assumption of Armkel’s indebtedness and the Company’s additional indebtedness incurred to purchase Kelso’s interest in Armkel.

Taxation

The effective tax rate for the six month period ended July 1, 2005 was 34.5% as compared to 33.2% for the same period of last year. Last year’s tax rate was impacted favorably by an amended prior year tax return that resulted in a benefit related to a prior year research and development tax credit.

Segment results

The Company maintains three reportable segments. These segments are based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”). Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Deodorizing, cleaning, laundry, and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

Some of the subsidiaries that are included in Consumer International manufacture and sell personal care products to Consumer Domestic. These sales are eliminated from the Consumer International results.

Segment sales and income before taxes and minority interest for the second quarter and six month period of 2005 and 2004 are as follows:

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
Second Quarter 2005	$307,139	$78,126	$56,550	$—	$441,815
Second Quarter 2004	258,867	28,854	53,064	—	340,785

Year to Date 2005	$604,855	$147,481	$110,153	$—	$862,489
Year to Date 2004	494,922	37,881	103,973	—	636,776
Income Before Taxes and Minority Interest (1)
Second Quarter 2005	$37,358	$8,157	$4,677	$1,900	$52,092
Second Quarter 2004	20,635	3,841	3,893	1,096	29,465

Year to Date 2005	$78,350	$19,009	$9,418	$3,170	$109,947
Year to Date 2004	54,183	8,774	9,311	1,839	74,107

(1)	In determining Income Before Taxes and Minority Interest, interest expense, interest income, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit. With respect to the first five months of 2004, which was prior to the Armkel acquisition, the equity earnings derived from Armkel’s domestic results are included in the Consumer Domestic segment and the equity earnings derived from its international results are included in the Consumer International segment. The equity earnings of Armand and ArmaKleen are included in Corporate.

Consumer Domestic

For the second quarter of 2005, Consumer Domestic Net Sales increased $48.3 million or 18.6% to $307.1 million. Personal care products increased $37.3 million primarily due to sales associated with the domestic results of the former Armkel products for the two months ended May 27, 2005, continued growth of condoms and diagnostic kits for the month of June 2005, and flat deodorant sales and slightly lower toothpaste sales. Sales of liquid laundry products and Arm & Hammer Super Scoop cat litter were higher than last year while sales of powder laundry detergent were lower. Included in the segment’s results in the current quarter is $1.8 million associated with the reversal of prior year’s promotion reserves due to a change in estimate. Last year’s second quarter included a similar reversal of $2.7 million. Net Sales for the six month period increased $109.9 million or 22.2% to $604.9 million. Personal care products increased $98.3 million primarily due to sales associated with the domestic results of the former Armkel products for the five months ended May 27, 2005 and higher sales of condoms and diagnostic kits. Sales of liquid laundry products and Arm & Hammer Super Scoop cat litter also increased while sales of powder laundry detergent were lower. Included in the six month sales results are the previously noted reversal of prior year’s promotion reserves. Reflective in

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS (Continued)

the higher sales for the current quarter and six month period are price increases for condoms, cat litter and soap pads. The Company has also implemented pricing and size changes for about 20% of its laundry products, and expects to announce similar actions for many of its remaining laundry products during the second half of 2005.

Consumer Domestic Income Before Taxes and Minority Interest for the quarter ended July 1, 2005 increased $16.7 million to $37.4 million. This is primarily due to the increased contribution from the former Armkel products and the 2004 inventory related step-up charge of $3.4 million. The higher profitability was partially offset by higher oil based and natural gas manufacturing and freight costs in 2005, slightly higher selling, general and adminstrative expenses for the reasons noted previously attributable to the non-Armkel portion of the business, which includes an intangible asset impairment charge of $1.6 million and higher marketing expenses for certain personal care products. The segment was also impacted by higher interest costs resulting from the Armkel purchase. For the six month period, Income before Taxes and Minority Interest increased $24.2 million to $78.4 million. The reasons for the increase are consistent with the increase in the three month period ended July 1, 2005, with the exception of slightly lower marketing costs for certain deodorizing and cleaning products during the six month period.

Consumer International

Consumer International Net Sales for the quarter ended July 1, 2005 as compared to the same period of last year increased $49.3 million to $78.1 million. The current quarter included $46.1 million of sales attributable to the former Armkel international business during the two months ended May 27, 2005 and $1.5 million relating to favorable foreign exchange rates. Net Sales for the six month period increased $109.6 million to $147.5 million. This is primarily due to $105.8 million of sales associated with the former Armkel international business during the five months ended May 27, 2005 and $ 2.1 million relating to favorable foreign exchange rates.

Income before Taxes and Minority Interest for the three months ended July 1, 2005 increased $4.3 million to $8.2 million as a result of the inclusion of the former Armkel international business results following the acquisition, partially offset by higher selling, general and administrative costs, which include an intangible asset impairment charge of $2.2 million and higher interest costs associated with the Armkel acquisition. The second quarter of 2004 was negatively impacted by a $0.7 million inventory step-up charge. For the six month period, Income before Taxes and Minority Interest increased $10.2 million for the same reasons as described above with respect to the second quarter.

Specialty Products (SPD)

Specialty Products Net Sales for the three months ended July 1, 2005 grew $3.5 million or 6.6% to $56.6 million in the second quarter of 2005, as a result of higher sales of animal nutrition products and specialty chemical products. For the six month period, sales increased $6.2 million or 5.9% to $110.2 million for the same reasons as described above with respect to the second quarter.

Specialty Products Income before Taxes and Minority Interest increased $0.8 million to $4.7 million and was essentially unchanged for the six month period. The increase for the quarter was due to higher profit contribution associated with higher animal nutrition products sales, partially offset by higher manufacturing costs for certain specialty chemicals, and an increase in allocated interest expense. For the six month period, the higher animal nutrition profit contribution helped to offset the higher manufacturing and interest costs.

Liquidity and Capital Resources

The Company had outstanding total debt of $770.9 million at July 1, 2005. This compares to total debt of $858.7 million at December 31, 2004. The reduction of debt since the beginning of the fiscal year is primarily due to voluntary bank debt payments of $100.0 million, partially offset by $10.0 million of bank overdrafts to fund outstanding checks at July 1, 2005. In April 2005, the accounts receivable securitization facility was renewed with similar terms and a new maturity date of April 2006. At July 1, 2005, the Company had cash and cash equivalents of $109.5 million, of which approximately $47.4 million resides in foreign subsidiaries.

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility and management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was approximately $156.1 million for the first six months of 2005. The leverage ratio (total debt to Adjusted EBITDA) for the 12 months ended July 1, 2005 was approximately 2.65, which is below the maximum of 4.25 permitted under the agreement, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for the twelve months ended July 1, 2005 was approximately 5.61 which is above the minimum of 3.0 permitted under the agreement. This credit facility is secured by the assets of the Company and certain domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the six months ended July 1, 2005 is as follows (in millions):

Net Cash Provided by Operating Activities	$64.0
Interest Expense	$21.4
Current Income Tax Provision	$31.8
Change in Working Capital and Other Liabilities	$40.3
Investment Income	$(1.7)
Other	$0.3

Adjusted EBITDA (per loan agreement)	$156.1

Net Cash Used in Investing Activities	$(16.8)

Net Cash Provided by Financing Activities	$(85.3)

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS (Continued)

During the first half of 2005, cash flow from operating activities was $64.0 million. Major factors affecting cash flow from operating activities included operating earnings before non-cash charges for depreciation and amortization, and a $40.3 million increase in working capital (excluding cash and cash equivalents) and other liabilities. The Company anticipates working capital (excluding cash and cash equivalents) to decline during the second half of 2005 primarily as a result of lower accounts receivable. Operating cash flow, together with proceeds from stock option exercises and existing cash, were used to make voluntary and mandatory debt repayments, additions to property, plant and equipment, and the payment of dividends.

During the month of July, the Company issued a Notice of Intention to Redeem all the remaining outstanding 9 ½% Senior Subordinated Notes due 2009 on August 15, 2005 at a redemption price of 104.75% of the principal amount of the notes plus accrued interest to the redemption date. Cash required to redeem the notes will be approximately $7 million, which will be funded from available cash.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS No. 123, “Share-Based Payment”, ( “SFAS No. 123R”). This statement supercedes Accounting Principles Board Opinion No. 25 (“APB 25”) which was permitted in Statement 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards in their income statements. For the Company, this Statement becomes effective January 1, 2006. The Company is still evaluating the impact of the statement and its method of adoption.

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

b.	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements relating to, among other things, short- and long-term financial objectives, sales and earnings growth, gross profit margin, earnings per share, non-cash accounting charges, cash flow, adoption of new accounting guidance, financial forecasts and cost improvement programs. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), increases in raw material, packaging and energy prices, the Company’s ability to raise prices or reduce promotion spending, the Company’s ability to implement cost reduction programs in response to commodity price increases, the financial condition of major customers, the risks of currency fluctuations, changes in foreign laws and other risks associated with our international operations and trade, and competitive and consumer reactions to the Company’s products. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the acquisition or divestiture of assets, as well as factors discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2004 in Item 1 under the caption, “Risk Factors”.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

(3.1) Restated Certificate of Incorporation of the Company, as amended through May 9, 2005 – incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

(3.2) By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003.

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

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE: August 9, 2005	/s/ Zvi Eiref
ZVI EIREF
VICE PRESIDENT FINANCE AND
CHIEF FINANCIAL OFFICER

DATE: August 9, 2005	/s/ Gary P. Halker
GARY P. HALKER
VICE PRESIDENT FINANCE AND
TREASURER

EXHIBITS

(3.1)	Restated Certificate of Incorporation of the the Company, as amended through May 9, 2005 – incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

(3.2)	By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003.

(11)	Computation of earning per share.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1)	Certification of the Chief Executive Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.