Form 10-Q
period 2005-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2005-11-08
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 4, 2005, there were 64,324,787 shares of Common Stock outstanding.

ITEM		PAGE
PART I
1.	Financial Statements	- 3 -
2.	Management’s Discussion and Analysis	- 17-
3.	Quantitative and Qualitative Disclosure About Market Risk	- 21-
4.	Controls and Procedures	- 21-

PART II

6.	Exhibits	- 22 -

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004
Net Sales	$442,743	$420,310	$1,305,232	$1,057,086
Cost of sales	275,213	259,721	808,564	680,259

Gross Profit	167,530	160,589	496,668	376,827
Marketing expense	51,989	51,019	140,699	111,325
Selling, general and administrative expenses	61,652	56,169	175,098	132,213

Income from Operations	53,889	53,401	180,871	133,289
Equity in earnings of affiliates	709	1,143	3,879	13,759
Investment earnings	950	860	2,633	1,699
Loss on early extinguishment of debt	—	—	—	(7,995)
Other income (expense), net	(551)	551	(1,030)	860
Interest expense	(10,893)	(17,786)	(32,302)	(29,336)

Income before minority interest and taxes	44,104	38,169	154,051	112,276
Minority interest	(8)	4	(25)	17

Income before taxes	44,112	38,165	154,076	112,259
Income taxes	9,514	10,764	47,397	35,379

Net Income	34,598	27,401	106,679	76,880
Retained earnings at beginning of period	574,953	478,603	510,480	435,677

	609,551	506,004	617,159	512,557
Dividends paid	3,846	3,708	11,454	10,261

Retained earnings at end of period	$605,705	$502,296	$605,705	$502,296

Weighted average shares outstanding - Basic	64,102	62,005	63,698	61,641

Weighted average shares outstanding - Diluted	69,534	68,161	69,254	67,980

Net income per share - Basic	$0.54	$0.44	$1.67	$1.25

Net income per share - Diluted	$0.51	$0.42	$1.58	$1.17

Dividends Per Share	$0.06	$0.06	$0.18	$0.17

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	Sept. 30, 2005	Dec. 31, 2004
Assets

Current Assets
Cash and cash equivalents	$159,796	$145,540
Accounts receivable, less allowances of $1,656 and $1,171	201,142	166,203
Inventories	159,687	148,898
Deferred income taxes	8,085	7,600
Note receivable – current	1,213	1,015
Net assets held for sale	3,723	13,300
Prepaid expenses	8,524	11,240

Total Current Assets	542,170	493,796

Property, Plant and Equipment (Net)	332,865	332,204
Note Receivable	6,324	7,751
Equity Investment in Affiliates	11,571	13,255
Long-term Supply Contracts	4,291	4,881
Tradenames and Other Intangibles	489,026	474,285
Goodwill	502,281	511,643
Other Assets	48,910	40,183

Total Assets	$1,937,438	$1,877,998

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$110,234	$98,239
Accounts payable and accrued expenses	244,426	242,024
Current portion of long-term debt	4,428	5,797
Income taxes payable	30,460	11,479

Total current liabilities	389,548	357,539

Long-term Debt	646,277	754,706
Deferred Income Taxes	117,849	108,216
Deferred and Other Long Term Liabilities	42,136	39,384
Pension, Postretirement and Postemployment Benefits	55,196	57,836
Minority Interest	269	287
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	—	—
Authorized 150,000,000 shares, issued 69,991,482 shares	69,991	69,991
Additional paid-in capital	64,439	47,444
Retained earnings	605,705	510,480
Accumulated other comprehensive income (loss)	2,440	(3,110)

	742,575	624,805

Common stock in treasury, at cost:
5,682,025 shares in 2005 and 6,803,296 shares in 2004	(56,412)	(64,775)

Total Stockholders’ Equity	686,163	560,030

Total Liabilities and Stockholders’ Equity	$1,937,438	$1,877,998

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
(Dollars in thousands)	Sept. 30, 2005	Oct. 1, 2004
Cash Flow From Operating Activities
Net Income	$106,679	$76,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	33,422	28,891
Equity in earnings of affiliates	(3,879)	(13,759)
Distributions from unconsolidated affiliates	4,382	2,551
Deferred income taxes	5,169	13,209
Asset impairment charges and other asset write-off’s	7,093	2,208
Net loss on early extinguishment of debt	—	7,995
Unrealized foreign exchange loss	2,780	245
Other	285	(138)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(38,015)	6,725
(Increase) decrease in inventories	(11,608)	(1,527)
Decrease in prepaid expenses	1,518	2,183
Increase in accounts payable and accrued expenses	5,393	18,584
Increase in income taxes payable	20,594	4,177
(Decrease) increase in other liabilities	(2,605)	166

Net Cash Provided By Operating Activities	131,208	148,390

Cash Flow From Investing Activities
Additions to property, plant and equipment	(28,257)	(23,995)
Armkel acquisition (net of cash acquired)	—	(194,375)
Return of capital from equity investments	1,180	1,750
Proceeds from note receivable	1,015	942
Contingent acquisition payments	(1,844)	(5,068)
Change in other long-term assets	(4,871)	(1,615)
Proceeds from assets held for sale	10,943	—
Proceeds from sale of fixed assets	—	1,131

Net Cash (Used In) Investing Activities	(21,834)	(221,230)

Cash Flow From Financing Activities
Long-term debt borrowing	—	540,000
Long-term debt (repayment)	(110,473)	(436,896)
Short-term debt borrowings - net	11,179	42,011
Bank overdraft	1,556	—
Proceeds from stock options exercised	16,465	10,885
Payment of cash dividends	(11,454)	(10,261)
Deferred financing costs	(434)	(3,662)

Net Cash (Used In) Provided by Financing Activities	(93,161)	142,077
Effect of exchange rate changes on cash and cash equivalents	(1,957)	569

Net Change In Cash and Cash Equivalents	14,256	69,806
Cash and Cash Equivalents at Beginning Of Period	145,540	75,634

Cash and Cash Equivalents at End Of Period	$159,796	$145,440

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$—	$554,990
Purchase price	—	$(262,230)

Liabilities assumed	$—	$292,760

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in accounts payable	$877	$696

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 2005 and the consolidated statements of income and consolidated statements of cash flow for the three and nine months ending September 30, 2005 and October 1, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 30, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

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

2. Inventories consist of the following:

(In thousands)	Sept. 30, 2005	Dec. 31, 2004
Raw materials and supplies	$51,374	$40,996
Work in process	10,253	7,310
Finished goods	98,060	100,592

	$159,687	$148,898

3. Property, Plant and Equipment consist of the following:

(In thousands)	Sept. 30, 2005	Dec. 31, 2004
Land	$13,363	$13,261
Buildings and improvements	138,916	135,662
Machinery and equipment	356,452	350,591
Office equipment and other assets	38,191	37,255
Software	19,576	16,733
Mineral rights	1,189	999
Construction in progress	25,709	10,421

	593,396	564,922
Less accumulated depreciation, depletion and amortization	260,531	232,718

Net Property, Plant and Equipment	$332,865	$332,204

4. Earnings Per Share

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding and the dilutive effect of convertible debentures. The weighted average number of common shares outstanding used to calculate Basic EPS is reconciled to those shares used in calculating Diluted EPS as follows:

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004
Basic	64,102	62,005	63,698	61,641
Dilutive effect of stock options	2,206	2,930	2,330	3,113
Dilutive effect of convertible debentures	3,226	3,226	3,226	3,226

Diluted	69,534	68,161	69,254	67,980

Anti-dilutive stock options outstanding	9	86	12	888

5. Stock-Based Compensation

The Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, rather than the fair-value based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”. In connection with the Armkel acquisition, the Company paid cash and issued options to purchase 97,500 shares of Company common stock at an exercise price of $22.88 per share to certain executives in accordance with the provisions of Armkel’s Equity Appreciation Rights Plan (“EAR Plan”). The unvested portion of the EAR Plan options is being amortized over a two year vesting period and is recognized as expense as vesting occurs. The amount recognized as expense for the stock options granted under the EAR Plan was $0.1 million and $0.2 million for the three months, and $0.3 million and $0.2 million for the nine months ended September 30, 2005 and October 1, 2004, respectively.

During the second quarter of 2005, the Company issued restricted stock to elected and appointed officers of the Company. Those officers that elect to use a portion of their annual incentive compensation bonus to purchase the Company’s common stock will receive a premium of 20% of the amount purchased (to a maximum of 50% of their bonus). This premium will be provided in the form of restricted shares, which have a cliff vesting term of 3 years. During the three year vesting period, officers holding these shares will have voting rights and receive dividends either in cash or through reinvestment in additional shares. During the second quarter of 2005, approximately 4,000 restricted shares were issued. The $146 thousand value of these restricted shares will be expensed over the three year vesting period.

During the first nine months of 2005 and 2004, the Company issued approximately 0.7 million and 0.9 million stock options at an average fair value of $13.56 and $10.58 per share respectively, based upon the Black Scholes option pricing model. Key assumptions used for 2005 and 2004, respectively, were: expected life 6.6 years and 6.5 years, expected volatility 33.0% and 28.1%, risk-free interest rate 4.0% and 4.3%, dividend yield 0.7% and 0.7%.

The Company’s pro forma net income and pro forma net income per share for the third quarter and first nine months of 2005 and 2004, determined as if the Company had adopted the fair value method of SFAS 123, are as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except for per share data)	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004
Net Income
As reported	$34,598	$27,401	$106,679	$76,880
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	27	172	189	229
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,306)	(1,272)	(3,697)	(3,381)

Pro forma	$33,319	$26,301	$103,171	$73,728

Net Income per Share: basic
As reported	$0.54	$0.44	$1.67	$1.25
Pro forma	$0.52	$0.43	$1.62	$1.20
Net Income per Share: diluted
As reported	$0.51	$0.42	$1.58	$1.17
Pro forma	$0.50	$0.40	$1.54	$1.13

6. Segment Information

The Company maintains three reportable segments. These segments are based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

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

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results.

Segment sales and income before taxes and minority interest for the third quarter and nine month periods of 2005 and 2004 are as follows:

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
Third Quarter 2005	$314,846	$74,356	$53,541	$—	$442,743
Third Quarter 2004	299,285	69,890	51,135	—	420,310

Nine Months Ended Sept. 30, 2005	$919,701	$221,837	$163,694	$—	$1,305,232
Nine Months Ended Oct. 1, 2004	794,205	107,773	155,108	—	1,057,086

Income(Loss) Before Taxes and Minority Interest (1)
Third Quarter 2005	$43,781	$(5,187)	$4,801	$709	$44,104
Third Quarter 2004	28,237	4,922	3,866	1,144	38,169

Nine Months Ended Sept. 30, 2005	$122,131	$13,822	$14,219	$3,879	$154,051
Nine Months Ended Oct. 1, 2004	82,365	13,865	13,063	2,983	112,276

(1)	In determining Income (Loss) Before Taxes and Minority Interest, interest expense, interest income, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit. With respect to the first five months of 2004, which was prior to the Armkel acquisition, the equity earnings derived from Armkel’s domestic results are included in the Consumer Domestic segment and the equity earnings derived from its international results are included in the Consumer International segment.

The following table discloses product line revenues from external customers for the three and nine month periods ended September 30, 2005 and October 1, 2004.

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004
Household Products	$183,390	$174,670	$529,986	$509,598
Personal Care Products	131,456	124,615	389,715	284,607

Total Consumer Domestic	314,846	299,285	919,701	794,205
Total Consumer International	74,356	69,890	221,837	107,773
Total SPD	53,541	51,135	163,694	155,108

Total Consolidated Net Sales	$442,743	$420,310	$1,305,232	$1,057,086

Household Products include deodorizing and cleaning products and laundry products. These products have a similar production process, method of sales and distribution and class of customers. The Company has combined these products under Household Products because, following the Armkel acquisition, each individual group of products has less significance to the Company’s consolidated results.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Armkel, LLC

On May 28, 2004, the Company purchased the remaining 50% of Armkel that it did not previously own from affiliates of Kelso for a purchase price of approximately $262.0 million.

Pro forma comparative net sales, net income and basic and diluted earnings per share for the nine months ended October 1, 2004 are as follows:

	Nine Months Ended October 1, 2004
(Dollars in thousands, except per share data)	Reported	Pro forma
Net Sales	$1,057,086	$1,249,111
Net Income	76,880	101,400
Earning Per Share Basic	$1.25	$1.65
Earning Per Share Diluted	$1.17	$1.53

The pro forma information gives effect to the Armkel acquisition as if it occurred at January 1, 2003. Pro forma adjustments reflect an inventory step-up charge, equity appreciation rights, additional interest expense and the related income tax impact, as well as elimination of intercompany sales.

The following table summarizes financial information for Armkel for the five months ended May 28, 2004, during which the Company accounted for its 50% interest under the equity method.

(In thousands)	Five Months Ended May 28, 2004
Income Statement Data:
Net Sales	$192,767
Gross Profit	109,915
Net Income	21,554
Equity in affiliate’s income recorded by the Company	10,777

The Company invoiced Armkel $10.2 million primarily for administrative and management oversight services (which are reflected as a reduction of selling, general and administrative expenses), and purchased $0.8 million of deodorant anti-perspirant inventory produced by Armkel in the first five months of 2004. In addition, during the five months ended May 28, 2004, the Company sold $0.7 million of Arm & Hammer products to Armkel for resale in international markets.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Short-term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)		Sept. 30, 2005	Dec. 31, 2004
Short-term borrowings
Securitization of accounts receivable due in April 2006		$98,900	$93,700
Various debt due to Brazilian banks		9,710	4,471
Other international debt		1,624	68

Total short-term debt		$110,234	$98,239

Long-term debt
Term B loan		$296,798	$400,337
Amount due 2005	749
Amount due 2006	2,989
Amount due 2007	2,989
Amount due 2008	2,989
Amount due 2009	2,989
Amount due 2010 and subsequent	284,093
Convertible debentures due on August 15, 2033		100,000	100,000
Senior subordinated notes (6%) due December 22, 2012		250,000	250,000
Senior subordinated notes (9 1/2%) due August 15, 2009		—	6,400
Premium on 9 1/2% senior subordinated notes		—	213
Various debt due to Brazilian banks		1,202	848
$194 in 2005, $739 in 2006 and $269 in 2007
Industrial Revenue Refunding Bond		2,705	2,705
Due in installments of $685 from 2005-2007 and $650 in 2008

Total long-term debt		650,705	760,503
Less: current maturities		4,428	5,797

Net long-term debt		$646,277	$754,706

The long-term debt principal payments required to be made are as follows:

2005	$1,628
2006	4,413
2007	3,943
2008	3,639
2009	2,989
2010 and subsequent	634,093

$650,705

During the third quarter and first nine months of 2005, the Company paid approximately $0.7 million and $103.5 million of its Term B Loan, respectively, of which $100.0 million were voluntary payments.

In April 2005, the accounts receivable securitization facility was renewed with similar terms and a new maturity date of April 2006.

On August 15, 2005, the Company redeemed all of the remaining outstanding 9 ½% Senior Subordinated Notes due at a redemption price of 104.75% of the principal amount of the notes plus accrued interest to the redemption date. The Company used approximately $7.0 million from available cash to redeem the notes.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Goodwill and Other Intangible Assets

The following table provides information related to the carrying value of all intangible assets:

(In thousands)	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
Amortized intangible assets:
Tradenames	$78,111	$(16,455)	$61,656	$77,433	$(12,759)	$64,674
Customer Related(1)	17,374	(435)	16,939	—	—	—
Formulas	22,395	(4,769)	17,626	22,320	(3,023)	19,297
Non Compete Agreement	1,143	(438)	705	1,143	(350)	793

Total	$119,023	$(22,097)	$96,926	$100,896	$(16,132)	$84,764

Indefinite lived intangible assets
Tradenames	$392,100			$389,521

In the third quarter of 2005, the Company purchased a personal care brand in Brazil for $4.2 million. The appraisal of the tradenames and intellectual property for this Consumer International brand is in process.

Intangible amortization expense amounted to $6.0 million for the first nine months of 2005 and $4.8 million for the same period of 2004. The Company’s estimated intangible amortization will be approximately $8.2 million in each of the next five years.

During the nine months ended September 30, 2005, the Company recorded in SG&A expenses, $4.3 million of impairment charges associated with certain indefinite lived intangible assets, of which $1.8 million was incurred by the Consumer Domestic Segment and $2.5 million by the Consumer International Segment.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty	Total
Balance December 31, 2004	$468,393	$20,662	$22,588	$511,643
Tradename reclassification (related to Armkel)	(2,766)	2,766	—	—
Goodwill associated with the Armkel acquisition(1)	(1,250)	(8,755)	—	(10,005)
Other (including foreign exchange)	221	475	(53)	643

Balance September 30, 2005	$464,598	$15,148	$22,535	$502,281

(1)	Changes in the carrying amount of goodwill associated with the Armkel acquisition reflect a reduction of $17.4 million for customer related intangible asset valuation, offset by deferred taxes of $6.2 million relating to this valuation, plus $0.1 million in legal fees associated with the purchase and additional deferred tax adjustments of $1.1 million for prior year allocations.

10. Comprehensive Income

The following table provides information relating to the Company’s comprehensive income for the three and nine months ended September 30, 2005 and October 1, 2004:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004
Net Income	$34,598	$27,401	$106,679	$76,880
Other Comprehensive Income, net of tax:
Foreign exchange translation adjustments	3,609	1,387	5,549	3,584
Interest rate swap agreements	—	—	—	143
Company’s portion of Armkel’s Accumulated Other Comprehensive Income (Loss)	—	—	1	2,294

Comprehensive Income	$38,207	$28,788	$112,229	$82,901

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Pension and Postretirement Plans

The following table discloses the net periodic benefit cost for the Company’s pension and postretirement plans for the three and nine months ended September 30, 2005 and October 1, 2004. The results include former Armkel employees starting May 28, 2004.

	Pension Costs Three Months Ended		Pension Costs Nine Months Ended
(In thousands)	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004
Components of Net Periodic Benefit Cost:
Service cost	$597	$595	$1,791	$861
Interest cost	1,606	1,525	4,818	2,621
Expected return on plan assets	(1,516)	(1,413)	(4,548)	(2,410)
Amortization of prior service cost	5	1	15	3
Recognized actuarial loss	50	126	150	376

Net periodic benefit cost	$742	$834	$2,226	$1,451

	Postretirement Costs Three Months Ended		Postretirement Costs Nine Months Ended
(In thousands)	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004
Components of Net Periodic Benefit Cost:
Service cost	$196	$140	$448	$389
Interest cost	289	246	867	708
Amortization of prior service cost	17	(20)	51	(60)
Recognized actuarial (gain) or loss	(1)	3	(3)	6

Net periodic benefit cost	$501	$369	$1,363	$1,043

The Company made cash contributions of approximately $4.3 million to certain of its pension plans during the first nine months of 2005 and expects to make additional contributions of $1.2 million during the remainder of the year.

12. Commitments, contingencies and guarantees

a.	In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits owned by each of the two partners in Wyoming. The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons, based upon market price. There are no other material transactions with the partnership or the Company’s partner.

b.	The Company’s distribution of condoms under the Trojan and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors, contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The Company expects the FDA to issue guidance concerning the labeling of condoms with N-9, although the timing of such guidance remains uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. While awaiting further FDA guidance, the Company has implemented interim labeling revisions that caution against rectal use and more-than-once-a-day vaginal use of N-9-containing condoms, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the financial condition and operating results of the Company could suffer.

c.	On October 26, 2005, a New Jersey state court jury rendered a $15.0 million verdict against the Company. The verdict (the “Andes litigation”) followed a trial involving a claim against the Company by Andes Trading De Mexico S.A., alleging that the Company breached a purported agreement granting the plaintiff exclusive distribution rights in Mexico with respect to the Company’s consumer products. The Company disagrees with the verdict and believes that it is not supported by the evidence offered at the trial. As a result of the verdict, the Company recorded an $8.3 million charge in its consolidated statement of income for the quarter ended September 30, 2005, which is reflected in selling, general and administrative expenses and charged to the Consumer International segment. The Company intends to vigorously pursue an appeal of the verdict.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

d.	The Company has commitments to acquire approximately $79.3 million of raw material and packaging supplies from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. This enables the Company to respond quickly to changes in customer orders/requirements.

e.	The Company has outstanding letters of credit of approximately $6.0 million with several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, a year’s worth of lease payments on a warehouse, and 200 days of interest on an Industrial Revenue Bond borrowing.

f.	In connection with the acquisition of Unilever’s oral care brands in the United States and Canada, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the October 2003 acquisition. All payments will be accounted for as additional purchase price. The Company has paid approximately $4.3 million since the acquisition.

g.	The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position.

13. Assets Held For Sale

As part of the Armkel acquisition, the Company has title to property and facilities in Cranbury, New Jersey, which includes research facilities that are in use as well as assets that are held for sale. In the third quarter of 2004, the Company entered into a contract to sell sections of the land available for development (and demolish the remaining buildings at the buyer’s expense), subject to obtaining environmental and other regulatory approvals. The Company closed on the sale during the third quarter of 2005 at a price that approximated book value. In the first quarter of 2005, the Company entered into a contract to sell the remaining assets held for sale. The value expected to be received for the remaining parcel of land at the Cranbury, NJ location (other than that related to the research facilities), net of costs to sell, is approximately $4.6 million. This asset is included in the Consumer Domestic segment.

In January 2005, the Company signed an agreement to sell its manufacturing plant in Mexico. At the end of April, the Company closed on the sale of this facility and received, net of costs to sell, approximately $2.4 million, which is included in the Consumer International segment. The new owner of the plant is manufacturing products for the Company.

14. Subsequent Events

On October 31, 2005, the Company closed on its previously announced acquisition of the SpinBrush toothbrush business from The Procter & Gamble Company (“P&G”). The Company paid $75.0 million in cash at closing. The Company will pay an inventory settlement amount following the business transfer and additional cash payments of up to $30.0 million based on the near-term performance of the business. The acquisition was funded out of the Company’s available cash. An independent appraisal of the assets acquired has just commenced. The Company anticipates a significant amount of the purchase price will be allocated to intangible assets. Under the terms of the agreement, P&G will provide transition services for several months. As a result, the Company will not consolidate sales and will account for the net profit as other revenue within operating income during the transition period.

Late in the third quarter of 2005, the Company announced the closure of a consumer packaged goods plant at one of its international locations. This closure is subject to regulatory approval, which the Company expects to receive by the end of 2005. The Company estimates that the costs relating to the closure (which include both severance and asset impairment charges) will be between $5.0 million and $7.0 million.

15. Reclassification

Certain immaterial prior year amounts have been reclassified in order to conform with the current year presentation.

16. Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The 6% senior subordinated notes are fully and unconditionally guaranteed by Church & Dwight Company, a Wyoming corporation (“C&D Wyoming”). The Company and guarantor financial information includes the Parent Company and C&D Wyoming, whose total assets are approximately 1% of total Company and guarantor assets. The following information is being presented in response to Item 3-10 of Regulation S-X, promulgated by the Securities and Exchange Commission.

Supplemental information for condensed consolidated balance sheets at September 30, 2005 and December 31, 2004, condensed consolidated income statements and for the three and nine months ended September 30, 2005 and October 1, 2004 and condensed consolidated statements of cash flows for the nine month period ended September 30, 2005 and October 1, 2004 are summarized as follows (amounts in thousands):

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	For the Three Months Ended September 30, 2005
	Company And Guarantor	Non - Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$382,493	$86,506	$(26,256)	$442,743
Gross profit	133,128	34,402	—	167,530
Income before taxes	39,124	4,988	—	44,112
Net Income	31,231	3,367	—	34,598

	For the Three Months Ended October 1, 2004
	Company And Guarantor	Non - Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$346,653	$80,842	$(7,185)	$420,310
Gross profit	126,360	34,229	—	160,589
Income before taxes	29,446	8,719	—	38,165
Net Income	21,251	6,150	—	27,401

	For the Nine Months Ended September 30, 2005
	Company And Guarantor	Non - Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$1,086,713	$260,951	$(42,432)	$1,305,232
Gross profit	387,249	109,419	—	496,668
Income before taxes	120,444	33,632	—	154,076
Net Income	83,143	23,536	—	106,679

	For the Nine Months Ended October 1, 2004
	Company And Guarantor	Non - Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$930,367	$144,535	$(17,816)	$1,057,086
Gross profit	321,592	55,235	—	376,827
Income before taxes	96,077	16,182	—	112,259
Net Income	65,505	11,375	—	76,880

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheet

	Sepember 30, 2005
	Company And Guarantor	Non - Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$235,622	$307,609	$(1,061)	$542,170
Other Assets	1,643,088	120,116	(367,936)	1,395,268

Total Assets	$1,878,710	$427,725	$(368,997)	$1,937,438

Liabilities and Stockholders’ Equity

Total Current Liabilities	$194,037	$258,780	$(63,269)	$389,548
Other Liabilities	823,237	38,490	—	861,727
Total Stockholders’ Equity	861,436	130,455	(305,728)	686,163

Total Liabilities and Stockholder’s Equity	$1,878,710	$427,725	$(368,997)	$1,937,438

	December 31, 2004
	Company And Guarantor	Non - Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$218,034	$275,762	$—	$493,796
Other Assets	1,441,369	113,597	(170,764)	1,384,202

Total Assets	$1,659,403	$389,359	$(170,764)	$1,877,998

Liabilities and Stockholders’ Equity

Total Current Liabilities	$197,139	$160,402	$(2)	$357,539
Other Liabilities	923,524	118,244	(81,339)	960,429
Total Stockholders’ Equity	538,740	110,713	(89,423)	560,030

Total Liabilities and Stockholder’s Equity	$1,659,403	$389,359	$(170,764)	$1,877,998

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Cash Flows

	For the Nine Months Ended September 30, 2005
	Company and Guarantor	Non - Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$150,042	$(18,834)	$131,208
Net Cash Used in Investing Activities	(17,093)	(4,741)	(21,834)
Net Cash (Used in) Provided by Financing Activities	(105,362)	12,201	(93,161)
Effect of exchange rate changes on cash and cash equivalents	—	(1,957)	(1,957)

Net Change In Cash & Cash Equivalents	27,587	(13,331)	14,256
Cash and Cash Equivalents at Beginning of Year	81,948	63,592	145,540

Cash and Cash Equivalents at End of Period	$109,535	$50,261	$159,796

	For the Nine Months Ended October 1, 2004
	Company and Guarantor	Non - Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$166,341	$(17,951)	$148,390
Net Cash Used in Investing Activities	(218,546)	(2,684)	(221,230)

Net Cash Provided by Financing Activities	77,222	64,855	142,077
Effect of exchange rate changes on cash and cash equivalents	—	569	569

Net Change In Cash & Cash Equivalents	25,017	44,789	69,806
Cash and Cash Equivalents at Beginning of Year	68,975	6,659	75,634

Cash and Cash Equivalents at End of Period	$93,992	$51,448	$145,440

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment for the third quarter and first nine months of 2005 compared to the same periods of 2004. The segment discussion also presents certain product line fluctuations. As a result of the acquisition of the remaining 50% interest in Armkel, LLC (“Armkel”) that the Company did not previously own from affiliates of Kelso & Company (“Kelso”) on May 28, 2004 (the “Armkel acquisition”), and Armkel’s subsequent merger with the Company, the results of operations of the former Armkel business are consolidated in the accompanying financial statements from the date of acquisition. To enhance comparability to prior periods, the discussion of the results of operations for the nine months ended September 30, 2005 separately addresses contributions of the former Armkel product lines for the five month period ended May 27, 2005.

Consolidated Results

Net Sales

Net sales for the quarter ended September 30, 2005 increased $22.4 million or 5.3% to $442.7 million, as compared to $420.3 million in the previous year’s third quarter. Of the increase, $2.1 million is attributable to favorable foreign exchange rates and a $1.1 million reduction of promotion reserves due to a change in estimate. Effective price increases on certain domestic products and the introduction of Elexa, a premium line of sexual health products for women, contributed to the higher sales. Last year’s third quarter included a similar promotion reserve adjustment of $1.3 million.

Net sales for the nine months ended September 30, 2005 increased $248.1 million or 23.5% to $1,305.2 million, as compared to $1,057.1 million last year. Of the increase, $208.1 million reflects sales of former Armkel products during the five month period ended May 27, 2005, which are included in the Company’s condensed consolidated results, and $4.5 million is attributable to favorable foreign exchange rates. Included in the nine month sales results are the previously noted reduction of promotion reserves.

Operating Costs

The Company’s gross margin in the quarter ended September 30, 2005 declined to 37.8% from 38.2% in the prior year. This decline is due to sharp price increases for oil-based raw and packaging materials, certain commodity chemicals and a $2.4 million charge for obsolete plant fixed assets, partially offset by the effect of cost reduction programs and pricing actions which the Company has implemented over the last twelve months. Gross margin in 2004 reflected an acquisition related inventory step-up charge of $6.2 million in connection with the Armkel acquisition. Gross margin for the nine month period was 38.1% as compared to 35.6% last year due to the full period effect of the Armkel acquisition and the factors described above.

Hurricanes Katrina and Rita, which occurred late in the third quarter, had a minor effect on third quarter results. However, the devastating damage to oil and chemical production facilities in the Gulf region resulted in widespread shortages and sharp price increases for raw and packaging materials, diesel fuel and energy. While the Company has been able to identify alternative supply sources, and maintain normal service levels to its customers, it is expected that higher commodity prices will adversely affect fourth quarter earnings by $0.06-$0.07 per share.

Marketing expenses in the quarter ended September 30, 2005 increased slightly to $52.0 million, as compared to $51.0 million for the same period of 2004. Expenses for Elexa, and higher expenses for Consumer International products were partially offset by slightly lower marketing expenses for certain Personal Care products. For the nine month period, marketing expenses increased $29.4 million as compared to the nine month period of 2004. Expenses associated with the former Armkel products during the five months ended May 27, 2005 were approximately $28.0 million. Marketing expenses for the Company’s other product lines were slightly higher than last year as a result of expenses for Elexa partially offset by lower expenses for certain deodorizing and cleaning products.

Selling, general and administrative (“SG&A”) expenses in the quarter ended September 30, 2005 increased $5.5 million to $61.7 million as compared to $56.2 million in the same period last year. Included in the current quarter is an $8.3 million charge related to the Andes litigation. (For a further explanation, please refer to item “c” in footnote 12, Commitments, contingencies and guarantees.) In addition, an increase in research & development costs and selling expenses associated with higher net sales were more than offset by lower deferred and performance-based compensation costs and lower Sarbanes-Oxley Act related expenses. For the nine month period SG&A expenses increased $42.9 million as compared to last year. Costs associated with the former Armkel business for the five months ended May 27, 2005 were approximately $38.0 million. The remaining $4.9 million increase reflects the other factors described above, as well as $4.3 million in intangible asset impairment charges recorded in the nine months ended September 30, 2005, which was partially offset by lower information system costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Other Income and Expenses

Equity in earnings of affiliates decreased $0.4 million in the quarter ended September 30, 2005 and $9.9 million for the nine month period ended September 30, 2005 as compared to the year ago periods. The nine month change is largely due to the Armkel acquisition on May 28, 2004. The combined earnings of the Company’s other equity investments increased $0.9 million during the nine month period.

Other income and expense in the 2005 periods includes the effect of foreign exchange remeasurement losses related to intercompany loans between the Company’s subsidiaries. Other income and expense for the nine month period ended October 1, 2004 reflects a gain on the sale of a warehouse by our Canadian subsidiary.

Interest expense decreased in the quarter and nine month periods ended September 30, 2005 due to lower debt outstanding as a result of both voluntary and mandatory debt payments and the refinancing of most of the Armkel $225.0 million 9.5% Senior Subordinated Notes during the fourth quarter of 2004. Interest expense for the third quarter of 2004 included $4.9 million associated with the settlement of an appraisal action brought by former Carter-Wallace shareholders.

Taxation

The effective tax rate for the nine month period ended September 30, 2005 was 30.8% as compared to 31.5% for the same period of last year. This year’s tax rate was impacted favorably by the reversal of tax reserves of $6.0 million related to tax positions in which the statute of limitations has expired. Last year’s tax rate was impacted favorably by an amended prior year tax return that resulted in a benefit related to a prior year research and development tax credit of $2.7 million.

Segment results

The Company maintains three reportable segments. These segments are based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”). Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results.

Segment sales and income before taxes and minority interest for the third quarter and nine month period of 2005 and 2004 are as follows:

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
Third Quarter 2005	$314,846	$74,356	$53,541	$—	$442,743
Third Quarter 2004	299,285	69,890	51,135	—	420,310

Nine Months Ended Sept. 30, 2005	$919,701	$221,837	$163,694	$—	$1,305,232
Nine Months Ended Oct. 1, 2004	794,205	107,773	155,108	—	1,057,086

Income(Loss) Before Taxes and Minority Interest (1)
Third Quarter 2005	$43,781	$(5,187)	$4,801	$709	$44,104
Third Quarter 2004	28,237	4,922	3,866	1,144	38,169

Nine Months Ended Sept. 30, 2005	$122,131	$13,822	$14,219	$3,879	$154,051
Nine Months Ended Oct. 1, 2004	82,365	13,865	13,063	2,983	112,276

(1)	In determining Income (Loss) Before Taxes and Minority Interest, interest expense, interest income, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit. With respect to the first five months of 2004, which was prior to the Armkel acquisition, the equity earnings derived from Armkel’s domestic results are included in the Consumer Domestic segment and the equity earnings derived from its international results are included in the Consumer International segment. The equity earnings of Armand Products Company and The ArmaKleen Company are included in Corporate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Consumer Domestic

For the third quarter of 2005, Consumer Domestic Net Sales increased $15.6 million or 5.2% to $314.8 million. Personal care products increased $6.8 million or 5.5% primarily due to sales associated with the introduction of Elexa, and continued growth of condoms and diagnostic kits. Deodorant and toothpaste sales were flat in relation to third quarter sales compared to last year. Household product sales increased $8.7 million or 5.0% due to higher sales of Arm & Hammer and Xtra liquid laundry products and Arm & Hammer Super Scoop cat litter while sales powder laundry detergent were lower. Included in the segment’s results in the current quarter is $0.7 million associated with the reduction of promotion reserves due to a change in estimate. Last year’s second quarter included a similar reversal of $0.9 million. Net Sales for the nine month period increased $125.5 million or 15.8% to $919.7 million. Personal care products increased $105.1 million primarily due to sales associated with the domestic results of the former Armkel products of $102.3 million for the five months ended May 27, 2005, higher sales of condoms and diagnostic kits and sales associated with Elexa, partially offset by lower oral care product sales. Household product sales increased $20.4 million for the reasons described above with respect to the third quarter. Included in the nine month sales results are the previously noted reversal of prior year’s promotion reserves. Reflected in the higher sales for the current quarter and nine month period are price increases for condoms, and certain other products. Early in the fourth quarter of 2005, the Company announced price increases for its liquid laundry detergent, cat litter and baking soda products. As a result of the combination of the increases taken prior and subsequent to the start of the fourth quarter, the Company has increased prices for about 35% of its US domestic product lines over the last twelve months.

Consumer Domestic Income before Taxes and Minority Interest for the quarter ended September 30, 2005 increased $15.6 million to $43.8 million. This is primarily due to the increased contribution from higher sales, lower marketing expenses for certain personal care products, the elimination of a 2004 inventory step-up charge of $4.6 million, lower performance based compensation costs, lower information systems costs and lower interest expense (which includes the elimination of the segment’s allocation of the interest expense portion of the settlement of the appraisal action brought by former Carter-Wallace shareholders). The increased profitability was partially offset by higher manufacturing and freight costs in 2005 resulting from higher oil and natural gas prices. For the nine month period, Income before Taxes and Minority Interest increased $39.8 million to $122.1 million. This is primarily due to the increased contribution from the former Armkel products and the items noted above with respect to the three month period ended September 30, 2005. The segment’s fourth quarter profitability will be negatively impacted by higher raw and packaging material prices and higher diesel fuel and energy costs due to hurricanes Katrina and Rita. The Company has instituted cost reduction programs and pricing actions to help mitigate these cost increases.

Consumer International

Consumer International Net Sales for the quarter ended September 30, 2005 as compared to the same period of last year increased $4.5 million to $74.4 million. Contributing to the increase is $2.2 million relating to favorable foreign exchange rates. The balance of the increase is primarily due to higher sales by the Company’s United Kingdom subsidiary as a result of higher sales of family planning and oral care products. Net Sales for the nine month period increased $114.1 million to $221.8 million. This is primarily due to $105.8 million of sales associated with the former Armkel international business during the five months ended May 27, 2005 and $4.3 million relating to favorable foreign exchange rates.

Income (Loss) before Taxes and Minority Interest for the three months ended September 30, 2005 was $(5.2) million, a reduction of $10.1 million as compared to the comparable period of last year due to the charge for the Andes litigation and higher marketing expenses. (For a further explanation of the Andes litigation, please refer to item “c” in footnote 12, Commitments, contingencies and guarantees.) The third quarter of 2004 was negatively impacted by a $1.6 million inventory step-up charge. For the nine month period, Income before Taxes and Minority Interest remained flat due to the inclusion of the former Armkel business for the five month period ended May 28, 2005 and the reasons described above with respect to the third quarter.

Late in the third quarter of 2005, the Company announced the closure of a consumer packaged goods plant at one of its international locations. This closure is subject to regulatory approval, which the Company expects to receive by the end of 2005. The Company estimates that the costs relating to the closure (which include both severance and asset impairment charges) will be between $5.0 million and $7.0 million.

Specialty Products (SPD)

Specialty Products Net Sales for the three months ended September 30, 2005 grew $2.4 million or 4.7% to $53.5 million in the third quarter of 2005, as a result of higher sales of animal nutrition products and specialty chemical products. For the nine month period, sales increased $8.6 million or 5.5% to $163.7 million for the same reasons as described above with respect to the third quarter.

Specialty Products Income before Taxes and Minority Interest for the quarter ended September 30, 2005 increased $1.0 million to $4.8 million. The increase was due to higher profit contribution associated with higher animal nutrition products sales and a decrease in allocated interest expense, partially offset by higher manufacturing costs for certain specialty chemicals. For the nine month period, Income before Taxes and Minority Interest increased $1.2 million as a result of higher animal nutrition profit contribution partially offset by higher manufacturing costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Liquidity and Capital Resources

The Company had outstanding total debt of $760.9 million at September 30, 2005. This compares to total debt of $858.7 million at December 31, 2004. The reduction of debt since the beginning of the fiscal year is primarily due to voluntary bank debt payments of $100.0 million. In addition, on August 15, 2005, the Company redeemed all the remaining outstanding 9 ½% Senior Subordinated Notes due 2009 at a redemption price of 104.75% of the principal amount of the notes plus accrued interest to the redemption date. The Company used approximately $7.0 million from available cash to redeem the notes. In April 2005, the accounts receivable securitization facility was renewed with similar terms and a new maturity date of April 2006. At September 30, 2005, the Company had cash and cash equivalents of $159.8 million, of which approximately $47.8 million resides in foreign subsidiaries.

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility and management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was $234.2 million for the first nine months of 2005. The leverage ratio (total debt to Adjusted EBITDA) for the 12 months ended September 30, 2005 was 2.56, which is below the maximum of 4.25 permitted under the agreement, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for the twelve months ended September 30, 2005 was 6.6 which is above the minimum of 3.0 permitted under the agreement. This credit facility is secured by the assets of the Company and one of its domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the nine months ended September 30, 2005 is as follows (in millions):

Net Cash Provided by Operating Activities	$131.2
Interest Expense	$32.3
Current Income Tax Provision	$42.2
Change in Working Capital and Other Liabilities	$24.7
Investment Income	$(2.6)
Other	$6.4

Adjusted EBITDA (per loan agreement)	$234.2

Net Cash Used in Investing Activities	$(21.8)

Net Cash Used in Financing Activities	$(93.2)

During the first nine months of 2005, cash flow from operating activities was $131.2 million. Major factors affecting cash flow from operating activities included operating earnings before non-cash charges for depreciation and amortization, and a $24.7 million increase in working capital (excluding cash and cash equivalents) and other liabilities. The Company anticipates that working capital (excluding cash and cash equivalents) will decline during the fourth quarter of 2005 primarily as a result of lower accounts receivable. Operating cash flow, together with proceeds from stock option exercises and existing cash, were used to make voluntary and mandatory debt repayments, additions to property, plant and equipment, and the payment of dividends. Operating cash flows are expected to be sufficient to meet the anticipated cash requirements for the remainder of the year.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS No. 123, “Share-Based Payment”, (“SFAS No. 123R”). SFAS No. 123R eliminates the ability of companies to use the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”) in connection with equity-based awards, which was permitted under Statement 123 as originally issued. Under APB 25, the issuance of stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards in their income statements. For the Company, SFAS No. 123R becomes effective January 1, 2006. The Company is still evaluating the impact of the statement and its method of adoption.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. The FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1) on December 21, 2004. In accordance with FSP FAS 109-1, the Company will treat the deduction for qualified domestic manufacturing activities, which is effective for the Company beginning January 1, 2005, as a reduction of the income tax provision in future years as realized. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company has decided not to repatriate any of its foreign earnings under the AJCA as it has other more efficient repatriation alternatives available to it.

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

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements relating to, among other things, short- and long-term financial objectives, sales and earnings growth, gross profit margin, earnings per share, effect of commodity price increases, non-cash accounting charges, cash flow, working capital, costs relating to a plant closure, adoption of new accounting guidance, financial forecasts, new product launches and related costs, pricing actions, and cost improvement and operating efficiency programs. Forward-looking statements often contain words such as “expects”, “anticipates”, “believes”, “intends”, “plans” or “will”. These statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), increases in raw material, packaging and energy prices, the Company’s ability to raise prices or reduce promotion spending, the Company’s ability to implement cost reduction programs in response to commodity price increases, the financial condition of major customers, the risks of currency fluctuations, changes in foreign laws and other risks associated with our international operations and trade, and competitive and consumer reactions to the Company’s products. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the acquisition or divestiture of assets, as well as factors discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2004 in Item 1 under the caption, “Risk Factors”.

The Company undertakes no obligation to publicly update any forward-looking statements. You are advised, however, to consult any further disclosures the Company makes on related subjects in our filings with the U.S. Securities and Exchange Commission.

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

(11) Computation of earnings per share.

(31.1) Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2) Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1) Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.2) Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC. (REGISTRANT)

DATE:	November 8, 2005	/s/ Zvi Eiref
ZVI EIREF VICE PRESIDENT FINANCE AND CHIEF FINANCIAL OFFICER

DATE:	November 8, 2005	/s/ Gary P. Halker
GARY P. HALKER
VICE PRESIDENT FINANCE AND TREASURER (PRINCIPAL ACCOUNTING OFFICER)

EXHIBITS

(3.1)	Restated Certificate of Incorporation of the the Company, as amended through May 9, 2005 – incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

(3.2)	By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003.

(11)	Computation of earnings per share.

(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.