Form 10-K
period 2005-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2006-03-13
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File Number
1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 North Harrison Street, Princeton, New Jersey	08543-5297
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 683-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer   ☒                                         Accelerated filer  ☐                                         Non-acclerated filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 1, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,925 million. For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on July 1, 2005.

As of March 6, 2006, 64,483,868 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2006 are incorporated by reference in Items 10 through 14 of Item III of this Annual Report on Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements relating among others, to short- and long-term financial objectives, sales and earnings growth, margin improvement, marketing spending, pricing changes in certain of the Company’s products and the timing of benefits from such pricing changes, new product introductions, the effect of the SpinBrush acquisition and the timing of the operational transition to the Company, earnings per share and the adoption of certain accounting principles and the anticipated effect of such principals on earnings per share. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risk, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, the financial condition of major customers, unanticipated delays in the transition of the SpinBrush business and increased marketing spending. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the divestiture of assets.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART I

PART I

ITEM 1. BUSINESS

GENERAL; RECENT DEVELOPMENTS

The Company, founded in 1846, develops, manufactures and markets a broad range of household, personal care and specialty products under well-recognized brand names, including ARM & HAMMER and TROJAN. The Company’s business is divided into three primary segments, Consumer Domestic, Consumer International and Specialty Products. The Consumer Domestic segment includes household products for deodorizing and cleaning, such as ARM & HAMMER baking soda and cat litter and SCRUB FREE and BRILLO cleaning products; and laundry products, such as XTRA and ARM & HAMMER laundry detergents and XTRA NICE’N FLUFFY fabric softeners. This segment also includes personal care products, such as TROJAN condoms, NAIR depilatories, FIRST RESPONSE and ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant, ARM & HAMMER, MENTADENT, CLOSE-UP, PEPSODENT and AIM toothpastes and SPINBRUSH battery-operated toothbrushes. The Consumer International segment sells a variety of personal care products, some of which use the same brands as our domestic product lines, in international markets, including France, the United Kingdom, Canada, Mexico, Australia, Spain and Brazil. The Specialty Products segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2005, the Consumer Domestic, Consumer International and Specialty Products segments represented approximately 70%, 17% and 13%, respectively, of the Company’s net sales.

SIGNIFICANT DEVELOPMENTS IN 2005

On December 23, 2005, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with several banks and other financial institutions. The Credit Agreement provides for a five year term loan in a principal amount of $300 million and the continuance of a five year multi-currency revolving credit (entered into on May 28, 2004) and letter of credit facility in an aggregate principal amount of up to $100 million. The term loan was used to refinance the Company’s then existing term loan and the revolving loans are available for general corporate purposes.

On October 31, 2005, the Company acquired the SPINBRUSH battery-operated toothbrush business from Procter & Gamble Company. The purchase price was $75.0 million in cash, plus additional performance-based payments of up to $30.0 million payable at specified times following the closing. SPINBRUSH is a leader in the battery powered segment of the toothbrush category with a range of product offerings for both adults and children. Sales for the business for the year ended June 30, 2005 were approximately $110.0 million, over 80% of which were in the United States and Canada. Assets acquired at the purchase date include equipment, intellectual property, permits, contracts and books and records relating to the business. At the end of the transition period with Procter & Gamble, the Company will acquire the remaining inventory.

On August 15, 2005 the Company used approximately $7.0 million from available cash to redeem the $6.4 million principal amount of 9 1/2% Senior Subordinated Notes due 2009 originally issued by Armkel, LLC, a Delaware limited liability company, and assumed by the Company in 2004, when the Company acquired the remaining 50% ownership interest in Armkel that it did not already own from an affiliate of Kelso & Company and merged Armkel into the Company.

In 2005, in two separate transactions, the Company sold two parcels of land and building in Cranbury, New Jersey, which was acquired by the Company as part of the Armkel transaction. The Company closed on the sale of the first parcel in the third quarter of 2005. The sales price was $8.2 million, plus reimbursement of demolition costs in the amount of approximately $1.1 million. The sale of the second parcel closed in the fourth quarter of 2005 at a sales price of $4.7 million.

Late in 2005 the Company decided to close its manufacturing operation in Barcelona, Spain in 2006. The Company will continue to market, sell and distribute the Company’s products in Spain. Manufacturing of such products will be conducted at the Company’s facilities in the United Kingdom or through third party contract manufacturers in Spain.

On September 2, 2005 the Company purchased a skin care brand in South America. The purchase price was approximately $4.3 million.

FINANCIAL INFORMATION ABOUT SEGMENTS

As noted above, the Company’s business is organized into three reportable segments, Consumer Domestic, Consumer International and Specialty Products (“SPD”). These segments are based on differences in the nature of products and organizational and ownership structures. None of these segments are seasonal, with the exception of the depilatories and waxes product group in the Consumer Domestic segment which generally performs better in the spring and summer months. Information concerning the net sales, operating income and identifiable assets of each of the segments is set forth in Note 18 to the consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is Item 7 of this report.

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

Type of Product	Key Brand Names

Household	ARM & HAMMER Pure Baking Soda
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
SNO BOL Toilet Bowl Cleaner
PARSONS’ Ammonia
ARM & HAMMER Powder Laundry Detergent
ARM & HAMMER Detergent Plus a Touch of Softener
ARM & HAMMER Liquid Laundry Detergent
XTRA Liquid Laundry Detergent
XTRA Powder Laundry Detergent

Type of Product	Key Brand Names
XTRA NICE’N FLUFFY Liquid Fabric Softener
XTRA NICE’N FLUFFY Fabric Softener Sheets
ARM & HAMMER FRESH’N SOFT Fabric Softener Sheets
ARM & HAMMER FRESH’N SOFT Liquid Fabric Softener
DELICARE Fine Fabric Wash
ARM & HAMMER Super Washing Soda

Personal Care	ARM & HAMMER DENTAL CARE Toothpaste, Gum and Powder
ARM & HAMMER PEROXICARE Toothpaste
ARM & HAMMER ADVANCE WHITE Toothpaste, Gum
ARM & HAMMER COMPLETE CARE Toothpaste
ARM & HAMMER ENAMEL CARE Toothpaste
ARM & HAMMER ENAMEL CARE with Breath Defense Toothpaste SPINBRUSH Battery-operated Toothbrushes
MENTADENT Toothpaste, Toothbrushes
AIM Toothpaste
PEPSODENT Toothpaste
CLOSE-UP Toothpaste
PEARL DROPS Toothpolish and Toothpaste
RIGIDENT Denture Adhesive
ARM & HAMMER ULTRAMAX Deodorant & Antiperspirants
ARRID Antiperspirants
LADY’S CHOICE Antiperspirants
TROJAN Condoms ELEXA Sexual Health Products
NATURALAMB Condoms
CLASS ACT Condoms
FIRST RESPONSE Home Pregnancy and Ovulation Test Kits
ANSWER Home Pregnancy and Ovulation Test Kits
NAIR Depilatories, lotions, creams and waxes
CARTERS LITTLE PILLS Laxative

Household Products

The Company’s household products business began with baking soda in 1846 and has expanded through the introduction or acquisition of additional household products such as laundry detergent, carpet and room deodorizers, cat litter and other pet products and cleaners. In 2005, household products constituted approximately 59% of the Company’s Domestic Consumer sales and approximately 41% of the Company’s total sales.

The ARM & HAMMER trademark was adopted in 1867. ARM & HAMMER Baking Soda remains the leading brand of baking soda in terms of consumer recognition of the brand name and reputation for quality and value. All brand “rankings” contained in this report are based on IRI FDTKS, excluding Wal-Mart, for the 52 weeks ending January 1, 2006. Foreign brand “rankings” are derived from several sources.

The deodorizing properties of baking soda have led to the development of several household products. ARM & HAMMER Carpet and Room Deodorizer was the leading brand in the domestic carpet and room deodorizer market in 2005.

The Company markets a line of cat litter products such as ARM & HAMMER SUPER SCOOP Clumping Cat Litter, which is the number two brand in the clumping segment of the cat litter market. Line extensions of SUPER SCOOP include ARM & HAMMER EASY FLUSH Clumping Cat Litter, a flushable cat litter that enables consumers to flush litter box clumps in the bathroom so odors do not escape into the home and ARM &

HAMMER Multi-Cat Cat Litter, designed for households with more than one cat. The Company also markets a line of pet care products under the LAMBERT KAY brand name. The Company intends to continue to innovate and offer new products under the ARM & HAMMER brand in the household and pet care categories.

The Company’s laundry detergents constitute its largest consumer business, measured by sales volume. The Company markets its ARM & HAMMER Brand Laundry Detergents, in both powder and liquid forms, as value products, priced at a discount from products identified by the Company as market leaders. The Company markets its XTRA laundry detergent in both powder and liquid at a slightly lower price than ARM & HAMMER Brand Laundry Detergents. Although the powder laundry detergent segment continued its long-term decline throughout 2005, ARM & HAMMER powder maintained its position as the leading powder detergent value brand by dollar share. Early in 2005, the Company launched ARM & HAMMER Detergent Plus a Touch of Softener, which combines detergent and fabric softener technologies to meet the needs of consumers who want cleaning efficacy with a softening benefit.

The Company’s Laundry Products also include fabric softener sheets that prevent static cling and soften and freshen clothes. The Company also markets ARM & HAMMER FRESH ‘N SOFT Liquid Fabric Softener. In addition the Company offers another liquid fabric softener, XTRA NICE’N FLUFFY, at a slightly lower price enabling the Company to compete at several price points.

Personal Care Products

The Company entered the personal care business using the unique strengths of its ARM & HAMMER trademark and baking soda technology, and has expanded its presence through its acquisition of antiperspirants, oral care products, depilatories and reproductive health products. The personal care market is highly innovative and is characterized by a continuous flow of new products and line extensions and intense competition, requiring heavy advertising and promotion. In 2005, Personal Care Products constituted approximately 41% of the Company’s Consumer Domestic sales and approximately 29% of the Company’s total sales.

ARM & HAMMER Baking Soda, when used as a dentifrice, whitens and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE brand name. The Company also markets ARM & HAMMER ENAMEL CARE Advanced Cleaning and Natural Whitening toothpastes, based on proprietary formulation and dual chamber tube packaging technology, which combines the cleaning and whitening properties of baking soda with fluoride and liquid calcium to fill tooth surfaces and restore enamel luster. Early in 2005 the Company launched ARM & HAMMER ENAMEL CARE with Breath Defense toothpaste, which combines liquid calcium technology with additional long-lasting breath benefits.

The Company also manufactures and markets in the United States (including Puerto Rico) and Canada, the MENTADENT brand of toothpaste and toothbrushes, PEPSODENT and AIM toothpaste, and has exclusive licensing rights to CLOSE-UP toothpaste from Conopco, Inc., a wholly owned subsidiary of Unilever N.V. and Unilever PLC. Early in 2005 the Company launched MENTADENT REPLENISHING WHITE toothpaste with Liquid Calcium which strengthens tooth enamel and prevents the formation of stains.

In 2005, the Company expanded its oral care line by acquiring the SPINBRUSH battery-operated toothbrush business from Procter & Gamble.

The Company’s deodorant and antiperspirant products are marketed under the ARM & HAMMER, ARRID and LADY’S CHOICE brand names. In the past few years the Company has broadened its antiperspirant products by launching ARRID Total Soft Solid antiperspirants and ARM & HAMMER ULTRAMAX gel antiperspirant.

Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases (STDs). The TROJAN condom brand has been in use for more than 80 years. In 2005, the brand continued its share leadership in the United States behind the success of such products as EXTENDED PLEASURE, HER PLEASURE, TWISTED PLEASURE, SHARED PLEASURE and MAGNUM WITH WARM SENSATIONS, a unique lubricant system which warms the skin on contact for enhanced pleasure. Early in 2005, the Company launched TROJAN MINT TINGLE, a flavored lubricated condom. In addition, the Warming Sensations lubricating system was extended to the HER PLEASURE line of condoms. In 2005, the Company launched ELEXA, a premium line of sexual health products for women. The line is located in the feminine care aisle of the store and includes condoms and other products that are designed to provide women with the freedom to pursue a healthy and fulfilling sex life.

In 2005, FIRST RESPONSE was the number two brand in the home pregnancy and test kit business category. The Company also markets a second brand, ANSWER, which competes in the value segment of the home pregnancy and ovulation test kit market.

The NAIR line of non-shaving hair removal products is the number two brand in the United States, with innovative products that address consumer needs for quick, complete and longer-lasting hair removal. The Company offers waxes, depilatory creams and cloth strips under the NAIR brand name.

Consumer International

The Consumer International segment markets and sells a variety of personal care products in international markets, including France, the United Kingdom, Canada, Mexico, Australia, Spain and Brazil.

Certain of the Company’s international product lines are similar to its domestic product lines. For example, the Company markets depilatories and waxes, home pregnancy and ovulation test kits and oral care products in most of its international markets and markets condoms in Canada, Mexico and the United Kingdom.

The Company believes that approximately 25% of its international net sales in this segment are attributable to brands which hold the number one or two positions in their respective local markets. With the exception of Canada, France and the United Kingdom, which account for 27%, 25% and 21%, respectively of the Company’s international sales in this segment, no other country in which the Company operates accounts for more than 20% of its total international net sales, and no brand accounts for more than 13% of its total international net sales.

During the past few years, the Company has expanded its businesses by introducing new NAIR waxes and depilatory products into France, Spain, the United Kingdom, Canada, Mexico and Australia. The Company has also introduced new PEARL DROPS products into Europe and Australia. In addition, STERIMAR nasal hygiene products have been introduced into a number of markets in Europe and Latin America.

The majority of the products that the Company offers within the Consumer International segment were formerly Armkel products. However, the Company continues to seek opportunities to expand distribution of ARM & HAMMER products and in 2005 expanded ARM & HAMMER laundry and pet care products into Canada and Mexico.

COMPETITION FOR CONSUMER DOMESTIC AND CONSUMER INTERNATIONAL

For information regarding Consumer Domestic and Consumer International Products Competition, see “Competitive Environment” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is Item 7 of this report.

Product introductions usually involve heavy marketing costs in the year of launch, and the eventual success of the new product and line extensions described in this report will not be known for some time.

DISTRIBUTION FOR CONSUMER DOMESTIC

Products in the Consumer Domestic segment are primarily marketed throughout the United States and Canada and sold through a broad distribution platform that includes supermarkets, mass merchandisers, such as Wal-Mart, and drugstores. The Company employs a sales force based regionally throughout the United States. This sales force utilizes the services of independent food brokers in each market. The Company’s products are stored in Company plants and public warehouses and are either picked up by customers or delivered by independent trucking companies.

DISTRIBUTION FOR CONSUMER INTERNATIONAL

The Company’s Consumer International distribution network is based on capacity and cost considerations. In Canada, Mexico, Spain and Australia, finished goods are warehoused internally and shipped directly to customers through independent freight carriers. In the United Kingdom and Brazil, all product distribution is subcontracted to a professional distribution company. In France, distribution of consumer products to mass markets is handled internally while distribution of OTC products to pharmacies and professional diagnostics to laboratories is handled by outside agencies.

SPD

Principal Products

The Company’s SPD segment focuses on sales to businesses and participates in three product areas: Specialty Chemicals, Animal Nutrition and Specialty Cleaners. The following table sets forth the principal products of the Company’s SPD segment.

Type of Product	Key Brand Names

Specialty Chemicals	ARM & HAMMER Performance Grade Sodium Bicarbonate
ARMAND PRODUCTS Potassium Carbonate and Potassium Bicarbonate (1)

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

The Company’s 99% owned Brazilian subsidiary, Quimica Geral do Nordeste is South America’s leading provider of sodium bicarbonate.

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

Specialty Cleaners

The Company also provides a line of cleaning and deodorizing products for use in commercial and industrial applications such as office buildings, hotels, restaurants and other facilities.

The Company has a joint venture with the Safety-Kleen Corporation called The ArmaKleen Company. The ArmaKleen Company was formed to build a specialty cleaning products business based on the Company’s technology and Safety-Kleen’s sales and distribution organization. This joint venture distributes the Company’s proprietary product line of aqueous cleaners along with the Company’s ARMEX Blast Media line. The Company continues to pursue opportunities to build this industrial cleaning business using the Company’s aqueous-based technology as well as The ArmaKleen Company’s ARMEX Blast Media line of products, which is designed for the removal of a wide variety of surface coatings. In 2005, The ArmaKleen Company introduced AQUAWORKS Paint and Ink Remover into the marketplace.

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

The Company believes that ample sources of raw materials are available for all of its other major products. Detergent chemicals are used in a variety of the Company’s products and are available from a number of sources. Bottles, paper products and clay are available from multiple suppliers, although the Company chooses to source most of these materials from single sources under long-term supply agreements in order to gain favorable pricing. The Company also uses a palm oil fraction in its rumen bypass fats products. Alternative sources of supply are available in case of disruption or termination of the agreements.

The main raw material used in the production of potassium carbonate is liquid potassium hydroxide. Armand Products obtains its supply of liquid potassium hydroxide under a long term supply arrangement.

In 2005, the cost of raw materials was substantially higher, particularly for oil-based raw and packaging materials used in the household and specialty products businesses. The Company has offset some of these increases with cost improvement programs and pricing actions. The price of palm oil generally fluctuates with the price of global vegetable oil. Additional increases in the prices of certain raw materials could further materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

In 2005, the Company acquired the SPINBRUSH battery-operated toothbrush business from Procter & Gamble Company. The battery-operated toothbrushes were made for Procter & Gamble by two contract manufacturers located in China. The Company intends to continue these relationships.

PATENTS AND TRADEMARKS

The Company’s trademarks (identified throughout this annual report in capitalized letters), including ARM & HAMMER, are registered with the United States Patent and Trademark Office and also with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by the Company since the late 1800’s, and is a valuable asset and important to the successful operation of the Company’s business. The Company’s other valuable trademarks include TROJAN, ELEXA, NAIR, FIRST RESPONSE, MENTADENT, CLOSE-UP, AIM, PEPSODENT, XTRA, BRILLO, ARRID, SNO BOL, PARSONS’, SCRUB FREE, CLEAN SHOWER and SPINBRUSH. United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. The Company maintains a portfolio of trademarks representing substantial goodwill in the businesses using the trademarks.

United States patents are currently granted for a term of 20 years from the date the patent application is filed. Although the Company actively develops and maintains a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

A group of three Consumer Domestic products customers accounted for approximately 25% of consolidated net sales in 2005, including a single customer, Wal-Mart Stores, Inc., which accounted for approximately 18%. A group of three Consumer Domestic customers accounted for approximately 26% of consolidated net sales in 2004 including Wal-Mart, which accounted for approximately 18%. This group also accounted for approximately 26% of net sales (of which Wal-Mart accounted for 17%) in 2003.

The time between receipt of orders and shipment is generally short, and, as a result, backlog is not significant.

RESEARCH & DEVELOPMENT

The Company conducts research and development primarily at its Princeton and Cranbury facilities in New Jersey. The Company devotes significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features and to provide increased convenience and/or value to its customers. To increase its innovative capabilities, the Company engages outside contractors for general research and development in activities beyond its core areas of expertise. During 2005, $38.7 million was spent on research activities as compared to $33.0 million in 2004 and $26.9 million in 2003.

GOVERNMENTAL REGULATION

Some of the Company’s products are subject to regulation under the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration and the Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act, which are administered by the Environmental Protection Agency. The Company is also subject to regulation by the Federal Trade Commission in connection with the content of its labeling, advertising, promotion, trade practices and other matters. The Company’s relationship with certain unionized employees may be overseen by the National Labor Relations Board. The Company’s activities are also regulated by various agencies of the states, localities and foreign countries in which the Company sells its products.

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

GEOGRAPHIC AREAS

Approximately 78%, 83% and 91% of the net sales reported in the accompanying consolidated financial statements in 2005, 2004 and 2003, respectively were to customers in the United States. Approximately 88%, 92% and 94% of long-lived assets were located in the United States at December 31, 2005, 2004 and 2003, respectively. Other than the United States, no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

EMPLOYEES

At December 31, 2005, the Company had approximately 3,700 employees. The Company is party to a labor contract with the United Industrial Workers of North America at its London, Ohio plant which contract continues until September 28, 2007. In November 2005, the hourly workers at the Company’s facility in Colonial Heights, Virginia elected to be represented by the International Machinist Union. Negotiation of the labor agreement with the union will commence in 2006. Internationally, the Company employs union employees in France and Spain. The Company believes that its relations with both its union and non-union employees are satisfactory.

CLASSES OF SIMILAR PRODUCTS

The Company’s operations, exclusive of unconsolidated entities, constitute three reportable segments, Consumer Domestic, Consumer International and SPD. The table set forth below shows the percentage of the Company’s net sales contributed by each group of similar products marketed by the Company during the period from January 1, 2003 through December 31, 2005.

	% of Net Sales
	2005	2004	2003
Consumer Domestic
Household	41%	47%	67%
Personal Care	29%	27%	18%
Consumer International	17%	12%	3%
SPD	13%	14%	18%

The table above reflects consolidated net sales, exclusive of unconsolidated entities.

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

ITEM 1A. RISK FACTORS

The following risks and uncertainties, as well as others described elsewhere in this report, could materially adversely affect our business, results of operations and financial condition:

•	We have recently developed and commenced sales of a number of new products which, if they do not gain widespread customer acceptance or if they cause sales of our existing products to decline, could harm our financial performance.

We have recently introduced new consumer products, such as ELEXA sexual health products and TROJAN MINT TINGLE condoms and line extensions to laundry, toothpaste and depilatory brands. The development and introduction of new products involves substantial research, development and marketing expenditures which we may be unable to recoup if the new products do not gain widespread market acceptance. In addition, if sales generated by new products result in a concomitant decline in sales of our existing products, our financial performance could be harmed.

•	We may discontinue products or product lines which could result in returns, asset write-offs and shutdown costs. We may also engage in product recalls, which would reduce our cash flow and earnings.

In the past, we have discontinued certain products and product lines which resulted in returns from customers, asset write-offs and shutdown costs. We may suffer similar adverse consequences in the future to the extent we discontinue products that do not meet expectations or no longer satisfy consumer demand. Product returns, write-offs or shutdown costs would reduce cash flow and earnings. Product efficacy or safety concerns could result in product recalls or declining sales, which would reduce our cash flow and earnings.

•	We face intense competition in a mature industry and we may be required to increase expenditures and accept lower profit margins to preserve or maintain our market share. Unless the markets in which we compete grow substantially, a loss of market share will result in reduced sales levels and declining operating results.

During 2005, approximately 78% of our sales were generated in U.S. markets. U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers and household cleaning products, toothpastes and antiperspirants and deodorants. Our unit sales growth in domestic markets will depend on increased use of our products by consumers, product innovation and our ability to capture market share from competitors. We may not succeed in implementing strategies to increase domestic revenues.

The consumer products industry, particularly the laundry detergent, personal care and air deodorizer categories, is intensely competitive. To protect existing market share or to capture increased market share, we may need to increase expenditures for promotions and advertising and introduce and establish new products. Increased expenditures may not prove successful in maintaining or enhancing market share and could result in lower sales and profits. Many of our competitors, including The Procter & Gamble Company, Unilever, Inc., The Clorox Company, Colgate-Palmolive Company, Henkel, SSL Industries, Reckitt Benkiser, Pfizer and S.C. Johnson & Son, Inc., are substantially larger companies that have greater financial resources than we do. These competitors have the capacity to outspend us should they attempt to gain market share. If we lose market share and the markets in which we compete do not grow, our sales levels and operating results would decline.

•	Providing price concessions or trade terms that are acceptable to our trade customers, or the failure to do so, could adversely affect our sales and profitability.

Consumer products, particularly those that are value-priced like many of our products, are subject to significant price competition and in recent years have been characterized by price deflation. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. Any reduction in prices to respond to these pressures would harm profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer.

Because of the competitive environment facing retailers, many of our trade customers, particularly our high-volume retail store customers, have increasingly sought to obtain pricing concessions or better trade terms. To the extent we provide concessions or better trade terms, our margins are reduced. Further, if we are unable to maintain terms that are acceptable to our trade customers, these trade customers could reduce purchases of our products and increase purchases of products from our competitors, which would harm our sales and profitability.

•	Reductions in inventory by our trade customers, including as a result of consolidations in the retail industry, could adversely affect sales in periods during which the reduction results in reduced orders for our products.

From time to time our retail customers have reduced inventory levels in managing their working capital requirements. Any reduction in inventory levels by our retail customers would harm our operating results for the financial periods affected by the reductions. In particular, continued consolidation within the retail industry could potentially reduce inventory levels maintained by our retail customers, which could adversely affect our results of operations for the financial periods affected by the reductions.

•	A continued shift in the retail market from food and drug stores to club stores and mass merchandisers could cause our sales to decline.

Our performance also depends upon the general health of the economy and of the retail environment in particular and could be significantly harmed by changes affecting retailing and by the financial difficulties of retailers. Industry wide, consumer products such as those marketed by us are increasingly being sold by club stores and mass merchandisers, while sales of consumer products by food and drug stores are comprising a smaller proportion of the total volume of consumer products sold. Sales of our products are stronger in the food and drug channels of trade and not as strong with the club stores and mass merchandisers. Although we have taken steps to improve sales by club stores and mass merchandisers, if we are not successful in improving sales to these channels, and the current trend continues, our financial condition and operating results could suffer.

•	Loss of any of our principal customers could significantly decrease our sales and profitability.

Wal-Mart, including its affiliate Sam’s Club, is our largest customer, accounting for approximately 18% of net sales in 2005, 18% of net sales in 2004 and 17% of net sales in 2003. Our top three customers accounted for approximately 25% of net sales in 2005, 26% of net sales in 2004 and 26% of net sales in 2003. The loss of or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers would harm our sales and profitability.

•	We may make acquisitions that could result in dilution to our current stockholders or increase our indebtedness, or both. In addition, acquisitions that are not properly integrated or are otherwise unsuccessful could strain or divert our resources.

We have made several acquisitions in the past few years, including the acquisition of a skin care brand in South America, the SPINBRUSH battery-operated toothbrush brand, Unilever’s oral care brands in the United States and Canada and some of the consumer products businesses of Carter-Wallace, Inc., which was completed through the acquisition of Armkel, and may make additional acquisitions or substantial investments in complementary businesses or products in the future. Any future acquisitions or investments would entail various risks, including the difficulty of assimilating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. The risks associated with assimilation are increased to the extent acquisitions are made with businesses or operations outside of the United States and

Canada such as the acquisition of the skin care brand in South America and the SPINBRUSH business, for which products are manufactured by third party contract manufacturers in China. These factors could harm our financial condition and operating results. Any future acquisitions or investments could result in substantial cash expenditures, the issuance of new equity by us and the incurrence of additional debt and contingent liabilities. In addition, any potential acquisitions or investments, whether or not they are ultimately completed, could divert the attention of management and divert other resources from other matters that are critical to our operations.

•	Our condom product line could suffer if the spermicide N-9 is proved or perceived to be harmful.

Our distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of our condoms contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. FDA has recently issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. We have filed a response recommending alternative labeling with the FDA. We believe that our present labeling for condoms with N-9 is compliant with the overall objectives of the draft guidance and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, we cannot predict the nature of the labeling that ultimately will be required by the FDA. While awaiting further FDA guidance, we have implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9, and have launched a public information campaign to communicate these messages to the affected communities.

If the FDA or state governments eventually promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new or additional labeling requirements), we could incur further costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease our operating income.

•	Price increases in raw and packaging materials or energy costs could erode our profit margins, which could harm operating results.

Increases in the prices of raw materials such as surfactants, which are cleaning agents, paper products and bottles, or increases in energy costs, could significantly affect our profit margins. In particular, during 2005 we experienced extraordinary price increases for raw and packaging materials, diesel fuel and energy costs, particularly as a result of strong demand from China and supply interruptions caused by Hurricanes Katrina and Rita. We use surfactants and bottles in the manufacture and marketing of laundry and household cleaning products such as ARM & HAMMER and XTRA laundry detergents and SCRUB FREE and CLEAN SHOWER bathroom cleaners. We use paper products for packaging in many of our consumer and specialty chemical products. We have attempted to address these price increases through costs reduction programs and price increases of our own products. If price increases continue to occur, we may not be able to increase the prices of our products to fully offset these increases. This could harm our financial condition and operating results.

•	We are subject to various government regulations in the countries in which we operate that could adversely affect our business.

The manufacturing, processing, formulation, packaging, labeling and advertising of our products are subject to regulation by federal agencies, including the FDA, the Federal Trade Commission, or FTC, and the Consumer Product Safety Commission. In addition, our operations are subject to the oversight of the Environmental Protection Agency, the Occupational Safety and Health Administration and the National Labor Relations Board. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products are sold.

In particular, the FDA regulates the safety, manufacturing, labeling and distribution of condoms, home pregnancy and ovulation test kits, and over-the-counter pharmaceuticals. The FDA also exercises a somewhat less rigorous oversight over cosmetic products such as depilatories. In addition, pursuant to a memorandum of understanding between the FDA and the FTC, the FTC has jurisdiction with regard to the promotion and advertising of these products, and the FTC regulates the promotion and advertising of our other products as well. As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that we use to manufacture regulated products and may observe compliance issues that would require us to make certain changes in our manufacturing facilities and processes. It may be necessary to make additional expenditures to address these regulatory observations or possibly stop selling certain products until a compliance issue has been remediated. As a result, our business could be adversely affected.

Our international operations, including the production of over-the-counter drug products, are subject to regulation in each of the foreign jurisdictions in which we manufacture or market goods. Changes in product standards or manufacturing requirements in any of these jurisdictions could require us to make certain modifications to our operations or product formulations, or to cease manufacturing certain products completely. As a result, our business could be adversely affected.

•	We are subject to risks related to our international operations that could adversely affect the results of operations.

In 2004, we acquired the remaining 50% ownership interest in Armkel that we did not already own, increasing the scope of our foreign operations. These operations subject us to risks customarily associated with foreign operations, including:

•	currency fluctuations;

•	import and export license requirements;

•	trade restrictions;

•	changes in tariffs and taxes;

•	restrictions or repatriating foreign profits back to the United States; and

•	difficulties in staffing and managing international operations.

In all foreign jurisdictions in which we operate, we are subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flow into U.S. dollars. Outside the United States, sales and costs are denominated in a variety of currencies, including the euro, British pound, Brazilian real, Canadian dollar, Mexican peso and Australian dollar. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated may decrease operating profits and cash flow.

•	Environmental matters create potential liability risks.

We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such chemicals due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations. It is possible that we could become subject to additional environmental liabilities in the future that could result in a material adverse effect on the results of operations or financial condition.

•	Failure to maximize or successfully assert intellectual property rights could materially impact our competitiveness.

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Our failure to perfect or successfully assert intellectual property rights could make us less competitive and could have a material adverse effect on our business, operating results and financial condition.

•	Our substantial indebtedness could adversely affect our financial condition and ability to operate our businesses and repay the indebtedness.

As of December 31, 2005, we had $756.5 million of total consolidated indebtedness. This level of indebtedness could (i) limit our ability to borrow money to fund working capital, capital expenditures, acquisitions and debt service requirements and other financing needs and (ii) make us more vulnerable to a downturn in our business, industry or the economy in general. In the event of a general increase in interest rates our interest expense would increase because a substantial portion of the indebtedness, including all of the indebtedness under our senior credit facilities, bears interest at floating rates. Our failure to service our indebtedness or obtain additional financing as needed could have a material adverse effect on our business operating results and financial condition. The terms of our subordinated notes and agreement relating to our credit facility place a limit on the amount of certain cash payments we can make. This limitation includes the amount we can pay in dividends on our common stock. As long as we are not in default under either agreement, we do not anticipate that the limitation will have an effect on our ability to pay dividends at the current rate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

The Company’s executive offices and research and development facilities are owned by the Company and are located on 22 acres of land in Princeton, New Jersey. These facilities include approximately 127,000 square feet of office and laboratory space. The Company also owns a 36,000 square foot research and development facility in Cranbury, New Jersey. In addition, the Company leases space in two buildings adjacent to its Princeton facility, pursuant to a multi-year lease, which contain approximately 90,000 square feet of office space. The Company also leases regional sales offices in various locations throughout the United States.

The Company and its consolidated subsidiaries also own or lease other facilities as set forth in the following table:

Location(1)	Products Manufactured	Approximate Area (Sq. Feet)
Owned:
Manufacturing facilities
Harrisonville, Missouri	Liquid laundry detergent and fabric softener	360,000
Green River, Wyoming	Sodium bicarbonate and various consumer products	273,000
Lakewood, New Jersey	Various consumer products	250,000
Old Fort, Ohio	Sodium bicarbonate, rumen bypass fats and various consumer products	208,000
Camaçari, Bahia, Brazil	Sodium bicarbonate and other products	120,000
London, Ohio	Soap pads and fabric softener sheets	114,000
Feira de Santana, Bahia, Brazil	Barium carbonate and other products	106,000
Chicago, Illinois(2)	Powder laundry detergent	105,000
Wakefield, England	Various specialty products	71,000
Madera, California	Rumen bypass fats and related products	50,000
Oskaloosa, Iowa	Animal nutrition products	27,000

Colonial Heights, Virginia	Condoms	220,000
Montreal, Canada	Personal care products	157,000
Folkestone, England	Personal care products	78,000

New Plymouth, New Zealand	Condom processing	31,000
Warehouse
Harrisonville, Missouri	—	150,000
Green River, Wyoming	—	101,000
Toronto, Canada	—	52,000
Camaçari, Bahia, Brazil	—	39,200
Feira de Santana, Bahia, Brazil	—	13,100

Leased:
Manufacturing facility
North Brunswick, New Jersey(3)	Liquid laundry detergent and other consumer products	360,000
Barcelona, Spain(4)	Personal care products	83,000
Folkestone, England	Personal care products	21,500
Warehouse
North Brunswick, New Jersey(5)	—	525,000
North Brunswick, New Jersey(6)	—	156,000
North Brunswick, New Jersey(5)	—	130,275
Toronto, Canada	—	80,000
Folkestone, England	—	65,000
Revel, France	—	35,500
Mexico City, Mexico	—	27,500
Sydney, Australia	—	24,900
Atlanta, Georgia	—	23,071
Offices
Levallois, France	—	22,500

1.	These facilities are owned unless otherwise indicated.
2.	The facility is situated on a three-acre land parcel and is subject to a lease that expires in 2080.
3.	Lease expires in 2015, subject to one five-year extension at the option of the Company.

4.	Manufacturing operations at this facility will cease in the first quarter of 2006. The products manufactured at this facility will be manufactured by the Company at other Company facilities or third party contract manufacturers. This facility will be used by the Company for the distribution of its products until a decision is made regarding the long-term use of the facility.
5.	Lease expires in 2010.
6.	Lease expires in 2011.

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

ITEM 3. LEGAL PROCEEDINGS

On October 26, 2005, a New Jersey state court jury rendered a $15.0 million verdict against the Company. The verdict followed a trial involving a claim against the Company by Andes Trading De Mexico S.A., alleging that the Company breached a purported agreement granting the plaintiff exclusive distribution rights in Mexico with respect to the Company’s consumer products. The Company disagrees with the verdict and believes that it is not supported by the evidence offered at the trial. Shortly after the verdict was rendered, the Company filed a motion for a new trial and for remittitur of the verdict. On December 9, 2005, the trial court granted the motion in part and denied it in part. The court reduced the damages to $9.8 million but did not grant the Company’s request for new trial. Subsequent to the court’s ruling, the Company filed a notice of appeal stating that the verdict against it should be vacated and a new trial ordered. The Company intends to pursue the appeal vigorously. As a result of the verdict, the Company recorded an additional $8.3 million charge in its consolidated statement of income for the quarter ended September 30, 2005, which is reflected in selling, general and administrative expenses and charged to the Consumer International segment.

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	2005			2004
Common Stock Price Range and Dividends	Low	High	Dividend	Low	High	Dividend
1st Quarter	$32.12	$36.87	$0.06	$25.61	$29.69	$0.06
2nd Quarter	$33.15	$38.69	$0.06	$28.13	$31.45	$0.06
3rd Quarter	$35.38	$39.62	$0.06	$27.45	$31.95	$0.06
4th Quarter	$32.60	$37.01	$0.06	$26.85	$33.65	$0.06
Full Year	$32.12	$39.62	$0.24	$25.61	$33.65	$0.23

Based on composite trades reported by the New York Stock Exchange.

Approximate number of holders of Church & Dwight’s Common Stock as of December 31, 2005: 17,000.

Due to rounding differences, quarterly dividends may not add precisely to the annual amounts.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

ELEVEN-YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data)

	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
Operating Results
Net Sales	$1,736.5	1,462.1	1,056.9	1,047.1	959.7	691.2	635.6	585.7	493.9	450.4	428.0
Marketing	$183.4	161.2	88.8	86.2	74.8	74.1	71.4	75.2	58.6	50.1	53.0
Research & Development	$38.7	33.0	26.9	26.9	21.8	19.4	17.9	16.4	15.8	17.8	18.5
Income from Operations	$212.8	171.8	111.9	104.5	93.5	52.2	67.7	42.5	30.6	27.3	8.4
% of Sales	12.3%	11.8%	10.6%	10.0%	9.7%	7.6%	10.7%	7.3%	6.2%	6.1%	2.0%
Net Income	$122.9	88.8	81.0	66.7	47.0	33.6	45.4	30.3	24.5	21.2	10.2
Net Income per Share-Basic	$1.92	1.44	1.34	1.12	0.81	0.59	0.78	0.52	0.42	0.37	0.17
Net Income per Share-Diluted	$1.83	1.36	1.28	1.07	0.77	0.56	0.74	0.51	0.41	0.36	0.17

Financial Position
Total Assets	$1,962.1	1,878.0	1,119.6	988.2	949.1	455.6	476.3	391.4	351.0	308.0	293.2
Total Debt	$756.5	858.7	397.0	368.4	418.1	34.0	84.4	48.8	39.5	7.5	12.5
Stockholders’ Equity	$696.9	560.0	438.5	347.6	282.3	234.7	226.7	194.8	179.3	165.3	153.7
Total Debt as a % of Total Capitalization	52%	61%	48%	51%	60%	13%	27%	20%	18%	4%	8%

Other Data
Average Common Shares Outstanding-Basic (in thousands)	63,857	61,868	60,341	59,445	58,319	57,482	58,188	58,101	58,383	58,602	58,701
Cash Dividends Paid	$15.3	14.0	12.5	11.9	11.3	10.7	10.1	9.3	9.0	8.6	8.6
Cash Dividends Paid per Common Share	$0.24	0.23	0.21	0.20	0.19	0.19	0.17	0.16	0.15	0.15	0.15
Stockholders’ equity per Common Share	$10.91	9.05	7.26	5.84	4.84	4.08	3.89	3.37	3.08	2.83	2.63
Additions to Property, Plant & Equipment	$37.7	35.6	30.7	38.7	34.1	21.8	33.1	27.1	9.9	7.1	19.7
Depreciation & Amortization	$44.2	39.1	30.2	27.9	27.8	23.5	19.3	16.5	14.2	13.6	13.1
Employees at Year-End	3,662	3,741	2,266	2,256	2,099	1,439	1,324	1,127	1,137	937	941

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

The Company operates in three primary segments, Consumer Domestic, Consumer International and Specialty Products. Our Consumer Domestic segment includes household products for deodorizing such as ARM & HAMMER baking soda and cat litter products, laundry and cleaning, such as XTRA and ARM & HAMMER laundry detergents, SCRUB FREE and BRILLO cleaning products; and personal care products, such as TROJAN condoms, NAIR depilatories and waxes, FIRST RESPONSE and ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant and ARM & HAMMER, MENTADENT, CLOSE-UP, PEPSODENT and AIM toothpastes. Our Consumer International segment sells a variety of personal care products, some of which use the same brands as our domestic product lines, in international markets, including France, the United Kingdom, Canada, Mexico, Australia, Brazil and Spain. Our Specialty Products (“SPD”) segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. For the twelve months ended December 31, 2005, our Consumer Domestic, Consumer International and Specialty Products segments represented approximately 70%, 17% and 13%, respectively, of net sales.

For the three year period ended December 31, 2005, the Company’s earnings per share has grown at an average rate of 19.5%, its sales has increased from $1,047.1 million in 2002 to $1,736.5 million in 2005 and its income from operations has increased from $104.5 million in 2002 to $212.8 million in 2005. These increases principally reflect the Armkel and Unilever oral care business acquisitions.

During 2005, the Company continued to experience extraordinary price increases for raw and packaging materials, diesel fuel and energy costs, partially as a result of strong demand from China and supply interruptions caused by hurricanes Katrina and Rita. The hurricanes devastating damage to oil and chemical production facilities in the Gulf region resulted in widespread shortages. While the Company was able to identify alternative supply sources at much higher costs, and maintain normal service levels, it was able to partially offset these higher costs through cost improvement programs and pricing actions taken over the last twelve months. The Company expects these increases to have some residual impact on its operations during the first half of 2006.

The Company operates in highly competitive consumer product markets, in which cost efficiency, new product offerings and innovation are critical to success. The consumer products markets are particularly mature in North America and are characterized by high household penetration, particularly with respect to the Company’s most significant product categories such as laundry detergents and oral care. Furthermore, because of ongoing retail sector consolidation and the competitive environment facing retailers, the Company faces pricing pressure from these customers, particularly the high-volume retail store customers, who have increasingly sought to obtain pricing concessions or better trade terms. To protect its existing market share or to capture increased market share, the Company had to increase expenditures for promotions and advertising and to introduce and establish new products. Consequently, the need for ongoing cost cutting initiatives needs to be sustained as new product introductions or product line extensions remain the most viable path to generating organic top-line growth given the mature nature of most product categories in North American markets. Through its acquisitions, the Company has been able to lower its overall unit costs and increase the productivity of its various manufacturing facilities. This has resulted in higher levels of cash flow.

Recent Acquisitions

On October 31, 2005, the Company closed on its previously announced acquisition of the SPINBRUSH toothbrush business from The Procter & Gamble Company (“P&G”). The Company paid $75.0 million in cash at closing. The Company will purchase the inventory following a transition period which is expected to be completed by mid 2006 and may make additional cash payments of up to $30.0 million based on the near-term performance of the business. The acquisition was funded out of the Company’s available cash. An independent appraisal of the assets acquired is in process. The financial statements included in this report reflect a preliminary allocation, which assigns a significant amount of the purchase price to intangible assets. During the transition period, while P&G continues to provide significant services, the Company is accounting for the net cash received from P&G as other revenue. The Company expects to complete the transition process by mid 2006.

During the fourth quarter of 2005, the Company acquired a small skin care business in South America. The Company paid approximately $4.3 million, which was allocated to intangible assets. The results since the acquisition are included in the Consumer International segment.

Critical accounting policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses matters set forth in our Consolidated Financial Statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our observance of trends in industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies include:

Revenue Recognition and Promotional and sales returns reserves

Most of the Company’s revenue represents sales of finished goods inventory and is recognized when delivered to or picked up by our customer. The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Promotional reserves are provided for sales incentives made directly to consumers such as coupons and sales incentives made to vendors such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements. All such costs are netted against sales. Slotting costs are recorded when the related sale is recognized. Co-op advertising costs are recorded when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when product is sold relating to the promotion. The Company relies on historical experience and forecasted data to determine the required reserves. For example, the Company uses historical experience to project coupon redemption rates to determine reserve requirements. Based on the total face value of coupons redeemed over the past couple of years, if the actual rate of redemptions were to deviate by 0.1% from the rate accrued for in the financial statements, an approximately $0.9 million difference in the reserve required would result. With regard to other promotional reserves and sales returns, the Company uses experience-based estimates, customer and sales organization inputs, and historical trend analysis in arriving at the reserves required. If the Company’s estimates for vendor promotional activities and sales returns were to differ by 10% the impact to promotional spending and sales return accruals would be approximately $5 million. While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgements have been made, estimated amounts could differ materially from actual future obligations. During the twelve months ended December 31, 2005, the Company reversed promotion liabilities of approximately $8.1 million based on changes to previous estimates, and in 2004 and 2003 the Company reversed promotion liabilities of approximately $10.2 million and $1.3 million, respectively.

Impairment of goodwill, trademarks and other intangible assets and property, plant and equipment

Carrying values of goodwill, trademarks and other indefinite lived intangible assets are reviewed periodically for possible impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. The Company’s impairment review is based on a discounted cash flow approach that requires significant judgment with respect to volume, revenue and expense growth rates, and the selection of an appropriate discount rate. Management uses estimates based on expected trends in making these assumptions. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. For trademarks and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities and acts by governments and courts may indicate that an asset has become impaired.

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

In 2005, the Company recognized tradename impairment, plant impairment and restructuring and equipment obsolescence charges of approximately $18.7 million, of which $7.8 million, $7.7 million and $3.2 million were included in the operating results of the Consumer Domestic, Consumer International and SPD segments, respectively. In 2004, the Company recognized tradename, equipment obsolescence and plant impairment charges of $6.7 million, which were charged to the Consumer Domestic segment. In 2003, the Company recognized tradename, equipment obsolescence and plant impairment charges of approximately $2.7 million, which were charged to the Consumer Domestic segment.

The estimates and assumptions used in connection with impairment analyses are consistent with the business plans and estimates that the Company uses to manage its business operations. The use of different assumptions would increase or decrease the estimated value of future cash flows and would have increased or decreased any impairment charge taken. Future outcomes may also differ. If the Company’s products fail to achieve estimated volume and pricing targets, market conditions unfavorably change or other significant estimates are not realized, then the Company’s revenue and cost forecasts may not be achieved, and the Company may be required to recognize additional impairment charges.

Inventory valuation

When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value), including any costs to sell or dispose. The Company identifies any slow moving, obsolete or excess inventory to determine whether a valuation allowance is needed. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. In addition, the Company’s allowance for obsolescence may be impacted by the reduction of the number of stock keeping units (“SKU’s”). The number of Domestic SKU’s has been reduced by approximately 46% over the last 2 years. To minimize this risk, the Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to the inventory’s net realizable value were $5.8 million at December 31, 2005, and $5.9 million at December 31, 2004.

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

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for our pension plans and postretirement plans we refer to applicable indices such as Standard & Poors or the Moody’s AA Corporate Bond Index to select a rate at which we believe the pension benefits could be effectively settled. Based on the published rates as of December 31, 2005, as well as selected Corporate bonds matching our estimated cash flows of the plans, the Company used a discount rate of 5.75% for its three domestic plans. The discount rate used in 2005 is the same as the December 31, 2004 rate used for the domestic plans. The Company’s weighted average discount rate as of December 31, 2005, is 5.36% as compared to 5.58% used at December 31, 2004. All foreign subsidiaries lowered their discount rate at December 31, 2005.

The expected long-term rate of return on pension plan assets is selected by taking into account a historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Based on these factors, the Company’s weighted average expected long-term rate of return as of December 31, 2005 is 7.37%, a decline of 24 basis points from the 7.61% rate used at December 31, 2004. This decrease is due to the change in the expected long-term rate of the Company’s domestic plans from 8.25% to 7.75%. A 50 basis point change in the expected long-term rate of return would result in less than a $0.5 million change in pension expense for 2006.

In accordance with SFAS No. 87, the Company recognized an additional minimum pension liability of $0.3 million in 2005, and recorded a charge, net of tax, to accumulated other comprehensive loss of $0.2 million which decreased stockholders’ equity. The charge to stockholders’ equity for the excess of additional pension liability represents a net loss not yet recognized as pension expense.

The Company made cash contributions of approximately $5.3 million to certain of its pension plans in 2005. The Company estimates it will be required to make cash contributions to its pension plans of approximately $5.4 million in 2006.

Tax contingencies

The Company records liabilities in income taxes payable for potential assessments in various tax jurisdictions. The liabilities relate to tax return positions which, although supportable by the Company, may be challenged by the tax authorities. The Company adjusts these liabilities as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the closing of the statute of limitations. The Company’s tax rate includes the impact of the liabilities and any changes to the liabilities. Settlement of any issue with the tax authorities would require the use of cash. Favorable resolution of an issue would be recognized as a reduction to the Company’s annual tax rate.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a modified prospective or retrospective transition method. Under the retrospective method, financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company adopted the provisions of SFAS

No. 123R effective January 1, 2006, and will begin recognizing an expense for unvested share-based instruments that has been issued or will be issued after that date. The Company has decided to apply the modified prospective method of adoption and anticipates the effect on diluted earnings per share to be approximately $0.08 in 2006. Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. The FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1) on December 21, 2004. In accordance with FSP FAS 109-1, the Company treats the deduction for qualified domestic manufacturing activities, which became effective for the Company beginning January 1, 2005, as a reduction of the income tax provision in future years as realized. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company has decided not to repatriate any of its foreign earnings under the AJCA.

FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143, was issued in March 2005 and is effective for fiscal years ending after December 15, 2005. FIN No. 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. FIN No. 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial position or results of operations in 2005.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented on a historical basis for the years ending December 31, 2005, 2004, and 2003. The segment discussion also addresses certain product line information. The Company’s reporting units are consistent with its reportable segments.

Consolidated results

2005 compared to 2004

Net Sales

Net Sales increased by $274.4 million or 18.8% to $1,736.5 million, compared to $1,462.1 million in 2004. The increase was largely due to the May 2004 Armkel acquisition, which contributed sales through May 27, 2005 of $208.1 million in 2005. Also contributing to the increase was the reversal of promotion reserves of $8.1 million, and favorable foreign exchange rates of $4.0 million. Effective price increases on certain domestic products and the third quarter introduction of ELEXA, a premium line of sexual health products for women, contributed to the higher sales. Late in 2005, the Company purchased the SPINBRUSH toothbrush business from P&G. As noted earlier, the Company is accounting for the net cash received during the transition period as other revenue, which amounted to an immaterial amount for the year.

Operating Costs

The Company’s gross margin of 36.7% was virtually unchanged as compared to the 36.5% gross margin in 2004. The 2005 gross margin was affected by a $6.4 million charge associated with the closure of a sub-scale consumer products manufacturing operation abroad, and plant impairment and equipment obsolescence charges of $7.8 million. The gross margin was also impacted by higher commodity costs, particularly for oil-based raw and packaging materials used in household and specialty products businesses, partially offset by the effect of cost improvement programs and pricing actions which the Company has implemented over the past year and the previously mentioned reversal of promotion reserves. Gross margin was positively impacted by the full year effect of the Armkel acquisition, whose brands carry a higher gross margin than the Company’s existing product lines prior to the acquisition. The 2004 gross margin was affected by a $10.5 million inventory related purchase accounting charge associated with the Armkel acquisition and $4.8 million in plant obsolescence and impairment charges.

Marketing expenses of $183.4 million increased $22.2 million or 13.8% from 2004, reflecting $28.0 million associated with the acquired Armkel brands during the first five months of 2005. Expenses for the introduction of ELEXA were more than offset by lower expenses for certain other Personal Care and Laundry and Cleaning products.

Selling, general and administrative expenses (“SG&A”) of $240.8 million increased $40.4 million or 20.1% as compared to 2004. Costs associated with the former Armkel business for the five months ended May 27, 2005 were approximately $38.0 million. Included in the current year SG&A expenses are tradename impairment charges of $6.3 million and an $8.3 million charge related to litigation involving Andes Trading de Mexico S.A. (the “Andes litigation”). (For a further explanation, please refer to item “c” in footnote 16, Commitments, contingencies and guarantees.) Other SG&A costs decreased in 2005 due to lower deferred and performance based compensation costs of approximately $3.0 million, and lower Sarbanes-Oxley Act related expenses of $2.2 million. Included in 2004’s SG&A is $4 million of severance costs and the termination costs relating to a foreign subsidiary’s pension plan, and a $1.9 million tradename impairment charge.

Other Income and Expenses

The decrease in equity in earnings of affiliates of $10.3 million reflects the consolidation of the former Armkel business since the May 28, 2004 acquisition date. Included in the Company’s equity earnings from Armkel in 2004 is a $2.5 million tradename impairment charge. The combined results of the Company’s other equity investments, Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), increased by $0.5 million.

Interest expense of $44.1 million was $2.7 million higher than 2004. The increase can be attributed primarily to increased debt that was assumed by the Company as part of the Armkel acquisition, and the full year effect of new debt required to purchase the remaining interest in Armkel. Included in 2004’s interest expense was $4.9 million associated with the Company’s settlement of an appraisal action brought by former Carter-Wallace shareholders and an indemnification arrangement involving Armkel and the Company, which acquired Carter-Wallace’s consumer products business in 2001.

Net loss on early extinguishment of debt of $1.2 million is associated with the fourth quarter refinancing of the Company’s term loan. In 2004, the Company incurred charges of $22.9 million including an $8.0 million charge associated with the Company’s bank debt refinancing to effect the acquisition of Armkel and a $14.9 million charge related to the redemption of the Armkel 9 1/2% Senior Subordinated Notes due 2009 assumed as part of the Armkel acquisition.

Taxation

The effective tax rate for 2005 was 29.8% as compared to 30.3% in 2004. The tax rate in 2005 was favorably impacted by the reversal of tax accruals of $7.4 million, of which $6.2 million related to the expiration of the statute of limitations in connection with tax positions and $1.2 million was due to a lower effective state tax rate. Last year’s tax rate was favorably impacted by prior year research and development tax credits and other items totaling $4.6 million.

2004 compared to 2003

Net Sales

Net sales increased by $405.2 million or 38.3% to $1,462.1 million, compared to $1,056.9 million in the previous year. The increase was primarily due to the Armkel acquisition and the oral care business acquisition which contributed sales of $380.4 million in 2004. Also contributing to the increase was the effect of favorable foreign exchange rates of $4.6 million, and $10.2 million resulting from the reversal of prior year’s promotion reserves due to a change in estimate. The 2003 sales also included $25.2 million generated by the oral care business, which was acquired from Unilever in fourth quarter and $1.3 million due to the reversal of prior year promotion adjustments.

Operating Costs

The Company’s gross margin increased to 36.5% from 30.1% in the prior year. The increase in gross margin was primarily due to the Armkel acquisition and full year effect of the oral care business acquisition. The acquired products carried a higher gross margin than the Company’s existing product lines prior to the acquisitions. Included in the 2004 gross margin was the impact of a $10.5 million inventory related purchase accounting charge associated with the Armkel acquisition and $4.8 million in plant obsolescense and impairment charges. Gross profit in 2003 included a $5.9 million inventory related purchase accounting charge related to the oral care business acquisition.

Marketing expenses of $161.2 million increased $72.4 million or 81% from 2003. Approximately $62 million of the increase was associated with the acquired Armkel and oral care brands. Marketing expenses for existing brands increased $10 million primarily in support of Deodorizing and Cleaning products, Personal Care products and new product activity. This increase was partially offset by lower expense for BRILLO SCRUB’N TOSS, which was introduced in 2003.

Selling, general and administrative expenses of $200.5 million increased $83.1 million or 41% as compared to 2003. This increase was primarily due to approximately $62.0 million associated with the former Armkel business and additional costs in support of the oral care business acquisition. Other increases include $4.0 million of severance costs and the termination costs relating to a foreign subsidiary’s pension plan, a $1.9 million tradename impairment charge, higher performance related compensation costs of $6.4 million, higher Sarbanes-Oxley Act compliance expenses of $3.7 million, and higher research & development (“R&D”) expenses of $1.7 million (exclusive of costs to support the acquired Armkel and oral care brands).

Other Income and Expenses

The decrease in equity in earnings of affiliates of $13.5 million reflected the consolidation of the former Armkel business since the May 28, 2004 acquisition date. Included in the Company’s equity earnings from Armkel in 2004 was a $2.5 million tradename impairment charge. The 2003 result benefited from a litigation settlement, partially offset by an impairment of an asset held for sale, for a net contribution to the Company of approximately $5 million. The combined results of the Company’s other equity investments, Armand and ArmaKleen increased by $0.8 million.

Interest expense increased $21.0 million to $41.4 million. The increase primarily was attributable to increased debt that was assumed by the Company as part of the Armkel acquisition, and new debt required to purchase the remaining interest in Armkel, a $4.9 million third quarter interest payment related to a legal settlement and the full year effect of the debt required to purchase the oral care business.

Net loss on early extinguishment of debt of $22.9 million included an $8.0 million charge incurred in the second quarter of 2004 associated with the Company’s bank debt refinancing to effect the acquisition of Armkel and a $14.9 million charge in the fourth quarter related to the redemption of the Armkel 9 1/2% Senior Subordinated Notes due 2009 assumed as part of the Armkel acquisition. The charge in 2003 of $4.1 million was associated with the bank debt refinanced to acquire the oral care business.

Investment income was approximately $1.9 million higher than in 2003 as a result of a higher amount of investable cash available and slightly higher interest rates.

Other income and expense includes the effect of foreign exchange remeasurement gains related to intercompany loans between the Company’s subsidiaries.

Taxation

The effective tax rate for 2004 was 30.3% as compared to 30.8% in 2003. This year’s tax rate was favorably impacted by prior year R&D tax credits and other items of $4.6 million. The 2003 tax rate reflected a settlement of a state tax matter as well as the resolution of other tax contingencies.

Segment results for 2005, 2004 and 2003

Segment results are presented based upon segments as described in Note 18 of the notes to the Company’s audited consolidated financial statements.

The Company has three reportable segments based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Consumer Domestic, Consumer International and Specialty Products. The Company also has a Corporate segment.

Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Household and personal care products

Consumer International	Primarily personal care products

Specialty Products	Specialty chemical products

The Company continues to have a 50 percent ownership interest in the Armand and ArmaKleen partnerships as of December 31, 2005. Since the Company did not control these entities as of December 31, 2005, they were accounted for under the equity method in the consolidated financial statements, and the Company’s equity in earnings are included in Income Before Taxes and Minority Interest of the Corporate segment.

On May 28, 2004, the Company purchased the remaining 50% of Armkel that it did not own, and Armkel was merged into the Company. Operating results for the former Armkel business have been fully consolidated in the Consumer Domestic and Consumer International segments for periods subsequent to May 28, 2004. The Company’s equity in earnings of Armkel’s domestic operations for the period up to May 28, 2004 are included in Income Before Taxes and Minority Interest of the Consumer Domestic segment, and equity in earnings of Armkel’s international operations for the period up to May 28, 2004 are included in Income Before Taxes and Minority Interest of the Consumer International segment.

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2005. The segment discussion also presents product line fluctuations.

(Dollars in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
2005	$1,218,221	$297,241	$221,044	$—	$1,736,506
2004	1,077,101	176,694	208,267	—	1,462,062
2003	832,064	36,974	187,836	—	1,056,874

Income Before Taxes & Minority Interest
2005	$142,669	$14,322	$14,343	$3,549	$174,883
2004	112,672	15,320	17,984	(18,533)	127,443
2003	89,748	11,647	16,195	(625)	116,965

Consumer Domestic

2005 compared to 2004

Consumer Domestic Net Sales increased $141.1 million or 13.1% to $1,218.2 million in 2005. Personal Care Products increased $107.9 million primarily due to sales associated with the domestic results of the former Armkel products of $102.3 million for the five months ended May 27, 2005, higher sales of condoms and diagnostic kits and sales associated with ELEXA, partially offset by lower oral care product sales. Household product sales increased $33.2 million or 4.9% due to higher sales of ARM & HAMMER and XTRA liquid laundry products, ARM & HAMMER SUPER SCOOP cat litter, partially offset by lower sales of powdered laundry detergent. Other increases included in the segment’s results is $6.8 million associated with the reduction of promotion reserves due to a change in estimate. In a effort to reduce the impact of higher raw and packaging costs, the Company implemented price increases for about 20% of its Consumer Domestic products, during the latter part of 2004 and 2005. During the fourth quarter of 2005, the Company announced price increases ranging from 4% to over 10% for products representing about 35% of its U.S. consumer products portfolio, effective February 1, 2006. The products affected include ARM & HAMMER and XTRA liquid laundry detergents, ARM & HAMMER SUPER SCOOP cat litter and ARM & HAMMER baking soda. Due to the timing of previously agreed promotional events, the full benefit of the price increase will not be realized until the second quarter of 2006.

Consumer Domestic Income before Taxes and Minority Interest increased $30.0 million to $142.7 million. This is primarily due to the increased contribution from the former Armkel products for the entire year, the profit impact resulting from higher sales of liquid laundry detergent, TROJAN, FIRST RESPONSE and cat litter products, lower marketing expenses for certain personal care products lower performance based compensation costs, and lower interest expense (which includes the elimination of the segment’s allocation of the interest expense portion of the settlement of the appraisal action brought by former Carter-Wallace shareholders). In addition, 2004 results reflected impairment charges of $6.7 million and a $10.5 million inventory step-up charge. The increased profitability was partially offset by higher manufacturing and freight costs in 2005 resulting from higher oil and natural gas prices due in part to Hurricanes Katrina and Rita, which the Company estimates to be $6.0 million. These cost increases were partially offset by the effect of substantial cost improvements, as well as price increases for about 20% of the segment’s products which were implemented during 2005. The segment’s profitability was also negatively impacted by tradename and plant impairment and obsolescence charges of $7.8 million and an increase in intangible assets amortization.

2004 compared to 2003

Consumer Domestic Net Sales increased $245.0 million to $1,077.1 million for the year. The increase was largely due to the Armkel and oral care business acquisitions, which contributed an additional $214.9 million in sales, and the reversal of $9.6 million of prior year promotion reserves due to a change in estimate. At the product line level, after accounting for the effect of the previously mentioned items, net sales of deodorizing and cleaning products rose strongly, laundry products rose slightly and personal care products declined. At the brand level, sales of ARM & HAMMER and XTRA liquid laundry detergent, ARM & HAMMER SUPER SCOOP cat litter, and ARM & HAMMER toothpaste were all above 2003, while sales of laundry detergent powder, fabric softeners and antiperspirants were lower. The trend of higher liquid laundry detergent and lower powder detergent sales continued in 2004 as an increasing number of consumers switched to the liquid form of the product.

Consumer Domestic Income Before Taxes and Minority Interests increased $23.0 million to $112.7 million in 2004 as compared to $89.7 million in 2003. This was primarily a result of the Armkel and oral care business acquisitions. This increase was negatively impacted by the inventory related purchase accounting charge in 2004 of $8.2 million, $4.8 million in plant obsolescence and impairment charges and a tradename impairment charge of $1.9 million. The results of 2003 include the effect of a $5.9 million inventory related purchase accounting charge. Existing Consumer Domestic products earnings contributions were slightly higher in 2004 as a result of higher gross profit partially offset by higher marketing in support of Deodorizing and Cleaning products, certain Personal Care products, new product activity and SG&A expenses. The segment’s earnings from affiliates was significantly lower than in 2003 as a result of the Armkel acquisition, whose results since May 28, 2004 were included in the segment’s operating results. Interest expense was significantly higher due to the debt required to purchase Armkel, debt assumed as part of the Armkel acquisition and the full year effect of interest associated with the debt to purchase the oral care business.

Consumer International

2005 compared to 2004

Consumer International Net Sales increased $120.5 million or 68.2% to $297.3 million for the year. This is primarily due to $105.8 million of sales associated with the former Armkel international business during the five months ended May 27, 2005 and $4.2 million relating to favorable foreign exchange rates. The balance of the increase is primarily due to growth in Canada, which saw stronger sales of household products, England, which had higher sales of test kits and skin care products and Brazil, as a result of the skin care product acquired in late 2005. Also included in the segment’s results was $1.3 million associated with the reduction of promotion reserves due to a change in estimate.

Income before Taxes and Minority Interest for the year was $14.3 million, a reduction of $1.0 million as compared to last year. While 2005 results benefited from the inclusion of the former Armkel business for the five month period ended May 28, 2005, this was more than offset by tradename impairment charges of $3.0 million and the charge for the Andes litigation and higher marketing expenses. (For a further explanation of the Andes litigation, please refer to item “c” in footnote 16, Commitments, contingencies and guarantees.) During the fourth quarter of 2005, the Company recorded a $6.4 million restructuring charge (which includes both severance and asset impairment charges) associated with the closure of a consumer packaged goods plant at one of its international locations. The prior year was negatively impacted by a $1.6 million inventory step-up charge.

2004 compared to 2003

Consumer International’s Net Sales rose $139.7 million to $176.7 million. This increase included $138.0 million that was attributable to the former Armkel foreign subsidiaries and $2.4 million associated with favorable foreign exchange rates. Existing product sales were virtually unchanged.

Consumer International Income Before Taxes and Minority Interest of $15.3 million was $3.7 million or 31.5% higher than in 2003 primarily due to contributions from the former Armkel foreign subsidiaries. Higher operating profit of $9.6 million was partially offset by lower equity in earnings of affiliates of $3.8 million and an allocation of interest expense. The 2004 results included a $2.3 million inventory related purchase accounting charge relating to the Armkel acquisition and a charge included in SG&A for the termination of a pension plan.

Specialty Products

2005 compared to 2004

Specialty Products Net Sales grew $12.8 million or 6.1% to $221.0 million, as a result of higher sales of animal nutrition products and specialty chemical products.

Specialty Products Income before Taxes and Minority Interest for the year decreased $3.6 million to $14.3 million. The decrease is primarily due to fixed asset impairment charges at the segment’s foreign operations of $3.2 million. Higher contribution from higher sales of animal nutrition and specialty chemical products were offset by higher manufacturing costs worldwide.

2004 compared to 2003

Specialty Products Net Sales increased $20.4 million or 10.9% to $208.3 million in 2004 due to higher sales of animal nutrition and specialty chemical products. Also impacting the sales increase was favorable foreign exchange rates of approximately $2.2 million.

Specialty Products Income Before Taxes and Minority Interest of $18.0 million was $1.8 million or 11.1% above the prior year. This increase was due to higher gross profit contributions by both animal nutrition and specialty chemical products, partially offset by higher marketing expenses in support of animal nutrition products and a higher amount of allocated interest expense.

Competitive Environment

Many of our competitors are large companies, including The Procter & Gamble Company, Unilever, Inc., The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Henkel, Reckett Benckiser, Pfizer, Inverness and SSL International, many of which have greater financial resources than the Company. These companies have the capacity to outspend the Company if they attempt to gain market share.

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

The Company competes in the oral care and personal care and deodorizing businesses using the unique strengths of its ARM & HAMMER trademark and baking soda technology. These are highly innovative markets, characterized by a continuous flow of new products and line extensions, and requiring heavy advertising and promotion.

In the toothpaste category, after leading its category in growth several years ago, driven by the success of ARM & HAMMER ADVANCE WHITE toothpaste, the Company’s share dropped in 2003 mainly as a result of competitive new products and aggressive spending by other manufacturers in the category. However in 2004, share increased modestly based upon the introduction of ARM & HAMMER ENAMEL CARE. Shares in 2005 declined slightly.

Early in 2004, the Company launched ARM & HAMMER ENAMEL CARE toothpaste, its most important oral care innovation in several years. ENAMEL CARE is based on proprietary formulation and packaging technology which combines the cleaning and whitening properties of baking soda with fluoride and patented liquid calcium in a dual chamber tube to fill tooth surfaces and restore enamel luster. The product is available in two variants: Advanced Cleaning and Natural Whitening. In 2005, the Company introduced ARM & HAMMER ENAMEL CARE with Breath Defense, which combines LIQUID CALCIUM technology with additional long-lasting breath benefits. In addition, the entire ARM & HAMMER toothpaste line has been re-staged with new packaging graphics designed to return the brand to its original emphasis on therapeutic benefits. In 2006, the Company will introduce an improved version of ARM & HAMMER ENAMEL CARE toothpaste with Liquid Calcium to strengthen tooth enamel. In 2005, the Company launched MENTADENT REPLENISHING WHITE toothpaste with liquid calcium technology to strengthen tooth enamel and prevent stains from forming. Other important personal care initiatives, included additions to the ARM & HAMMER ULTRAMAX antiperspirant line in 2004. In 2005, the entire ARRID antiperspirant line was restaged with improved formulas, fragrances and packaging. This restage helped to reduce the rate of share decline during the second half of 2005.

The domestic condom market is highly concentrated in product offerings with a limited number of competitors. The market is divided between premium brands and price brands, with companies competing on the basis of quality, innovation and price. The major domestic producers are the Company, with its TROJAN, NATURALAMB and CLASS ACT brands, SSL International with its Durex and Avanti brands, and Ansell with its Lifestyles brand. The Company is the market leader with an approximate 70% share in the U.S. The Company is currently the leading advertiser in the U.S. condom category based on dollars spent. In 2004, the Company added two new products to the TROJAN condom line, SHARED PLEASURE and MAGNUM WITH WARM SENSATION, a unique lubricant system which warms the skin on contact for advanced pleasure. In 2005, the Company introduced TROJAN MINT TINGLE, a uniquely flavored lubricated condom. In addition, the successful Warming Sensations lubricating system introduced last year was extended to the HER PLEASURE line of TROJAN condoms. There will be several new additions to the TROJAN product line in 2006, including a new ultra-thin condom.

In 2005, the Company launched ELEXA, a premium line of sexual health products for women. The line is located in the feminine care aisle of the store and includes condoms and other products that are designed to provide women with the freedom to pursue a healthy and fulfilling sex life.

The domestic market for home pregnancy and ovulation test kits is divided between premium and value brands. The Company markets its FIRST RESPONSE pregnancy kits in the premium segment with a superior “use 5 days before a missed period” claim and ANSWER in the value segment of the category. The home pregnancy test kit industry is highly competitive and in 2003 the first digital pregnancy kit was introduced by Inverness. In 2004, Pfizer also introduced digital pregnancy kits. The major domestic pregnancy test kit producers are the Company, Pfizer and Inverness. In 2005, the Company introduced ANSWER Daily Ovulation Tracker, which makes ovulation tracking simpler. In 2005, the Company achieved the number one share position with a 26% share in the U.S. A major new enhancement to the FIRST RESPONSE pregnancy kit product line will be launched in the first half of 2006.

The domestic depilatories and waxes market is highly concentrated with a limited number of competitors. Products compete based on their functionality, innovation and price. The major domestic manufacturers are the Company with its NAIR brand, Del Labs with its Sally Hansen brand, Reckitt Benckiser with its Veet brand. The Company believes that, as a result of its dedicated advertising and promotional programs, distinct packaging and several successful line extensions, NAIR is positioned to continue to be a major participant in lotion and cream depilatories. In 2004, the Company introduced a “No Touch” line of depilatory products. In 2005, there were several new additions to the NAIR depilatory line, including a novel bladeless shaving kit. In 2006, the entire NAIR product line will be relaunched with a significantly improved product in new packaging.

During 2003, the Company completed the national distribution of ARM & HAMMER EASY FLUSH Clumping Cat Litter, a major new addition to its cat litter line. The Company also repackaged its XTRA Liquid Laundry Detergent line in vibrant new bottle colors cued to the product’s fragrance variants, and expanded distribution of this product line in the mass channel. In late 2004, the Company launched ARM & HAMMER

Multi-Cat clumping cat litter, a superior deodorizing litter designed for the large number of households with two or more cats. Early in 2005, the Company introduced ARM & HAMMER Detergent Plus a Touch of Softener which combines detergent and fabric softener technologies to meet the needs of consumers who want trusted cleaning efficacy with a softening benefit. The Company is currently introducing a reformulated and improved version of its Perfume & Dye Free liquid laundry detergent for sensitive skin, building on the reputation of the ARM & HAMMER trademark for being strong but gentle. The Company is also expanding distribution of a concentrated version of ARM & HAMMER laundry detergent powder previously only available in limited distribution. In addition, new product introductions for the pet and deodorizing categories are planned for the second and third quarters of 2006.

Internationally, the Company’s products compete in similar, competitive categories. Some of the Company’s U.S. branded products are also marketed in other countries, holding leading or number two market share positions. Examples include: TROJAN in Canada, Mexico, and the U.K. and NAIR, in Canada, Mexico, France, Australia, and the U.K. In Spain, the Company’s depilatory products are marketed under the TAKY brand name. The Company also has a position in the cosmetic whitening dentifrice segment with its PEARL DROPS brand in the U.K., Australia, Italy, and Germany (under the PERLWEISS brand), as well as in France (where the Company’s products are marketed as EMAIL DIAMANT).

The Company markets home pregnancy test kits in many countries, under such brand names as FIRST RESPONSE, DISCOVER, CONFIDELLE, and ANSWER. This category has been negatively affected in international markets by the introduction of many lower-priced and private label products, but the Company has seen some growth for its international business recently as it introduced the “use 4 days before an expected period” claim.

In the skin care category the Company markets such brands as LINEANCE and BARBARA GOULD in France, the former for anti-cellulite and general body care and the latter for facial care. In Spain, the Company markets EUDERMIN hand care cream, in the mass market class of trade, where it has a number two position. Recently this line has been expanded to include body and foot care products. During the fourth quarter of 2005, the Company purchased a small skin care brand in South America.

In various countries the Company also markets OTC pharmaceutical products. These include GRAVOL and OVOL, the leading anti-nauseant and anti-gas brands in Canada, the PANGAVIT range of vitamin supplements in Mexico, STERIMAR, a sea-water nasal hygiene product sold in France and in about fifty other countries, including most recently Mexico.

In the Specialty Products segment, competition within the specialty chemicals and animal nutrition product lines remains intense. The specialty chemicals business operates in a competitive environment influenced by capacity utilization, buyers’ leverage and the impact of raw material and energy costs. Both the specialty chemical and animal nutrition businesses have experienced increases in key raw material and energy costs. In addition, the animal nutrition business is affected by the general health of the dairy economy. Both businesses are passing on cost increases where possible and are developing products and applications designed to be differentiated by their value in use.

The Company continues to pursue opportunities to build a specialized industrial cleaning business using our aqueous-based technology. In 1999, the Company extended its alliance with Safety-Kleen Corp. to build a specialty cleaning products business based on our technology and their sales and distribution organization. The second year of this alliance was impacted by Safety-Kleen’s financial difficulties, leading to a Chapter 11 filing in June of 2000, and a major reorganization implemented during the second half of that year. Safety-Kleen Corp. emerged from bankruptcy in 2003. In 2005 The ArmaKleen Company introduced AQUAWORKS Paint and Ink Remover. While this opportunity has demonstrated more stability and continues to have potential for growth, the long-term prospects of the business will not be known for some time.

Liquidity and capital resources

Net Debt

The Company had outstanding total debt of $756.5 million and cash of $126.7 million (of which $51.1 million resides in foreign subsidiaries). Total debt less cash (“Net debt”) was $629.8 million at December 31, 2005. The Company had outstanding total debt of $858.7 million, and cash of $145.5 million, resulting in net debt of $713.2 million at December 31, 2004. The decrease in the Company’s net debt position of $83.4 million is primarily due to strong cash flow from operations which was used to invest in property, plant and equipment, purchase the SPINBRUSH business from P&G, pay cash dividends and make both mandatory and voluntary debt payments.

	Year Ending December 31,
(in thousands)	2005	2004	2003
Cash Flow Analysis
Net cash provided by operation activities	$190,107	$199,030	$119,309
Net cash (used in) investing activities	(105,114)	(229,807)	(142,649)
Net cash (used in) provided by financing activities	(101,224)	96,381	21,859

Net Cash Provided by Operations—The Company’s net cash provided by operations decreased $8.9 million, to $190.1 million in 2005. The decrease in net cash provided by operations was due primarily to an increase in working capital (exclusive of cash and cash equivalents) and other liabilities of $4.9 million in 2005, while in 2004, these items decreased by $63.3 million from 2003. The impact of the increase in working capital was partially offset by higher operating income before non-cash charges for depreciation, amortization, plant obsolescence, restructuring and impairment charges.

For the year ended December 31, 2005, the components of working capital impacted operating cash flow as follows:

Accounts receivable increased by $28.4 million as compared to fiscal year end 2004. This increase was largely due to the Company’s strong fourth quarter net sales, which were 6.5% higher than the fourth quarter of 2004. Accounts receivable in 2004 decreased $42.7 million as compared to 2003 due to the impact of the Armkel acquisition, which had higher than average accounts receivable on the date of acquisition.

Inventories increased in 2005 by $9.8 million due to the impact of higher raw and packaging costs experienced in 2005, inventory in support of the new ELEXA brand and the need to support higher sales. Inventories declined in 2004 by $4.9 million reflecting lower raw material inventories.

The net increase of $34.3 million in accounts payable, taxes payable and other liabilities includes the additional reserve recorded in connection with the Andes litigation of $8.3 million and the timing of tax payments. The increase in 2004 as compared to 2003 is primarily related to higher accrued employee compensation costs and higher sales promotion accruals.

Net Cash Used in Investing Activities—Cash used in investing activities in 2005 of $105.1 million reflected $81.1 million utilized for the acquisitions of SPINBRUSH and the skin care product in South America, and investments of $37.7 million in property, plant and equipment. These uses of cash were partially offset by proceeds of $14.7 million associated mainly with the sale of the Cranbury facility. Cash used in investing activities in 2004 of $229.8 million primarily reflected $194.2 million utilized in the Armkel acquisition and investments of $35.6 million in property, plant and equipment.

Net Cash Used in Financing Activities—During 2005, net cash used in financing activities was $101.2 million. This represents Term Loan B voluntary debt payments of $100.0 million, the redemption of all the remaining 9 1/2 % Senior Subordinated Notes of $6.4 million and the payments of dividends of $15.3 million. These uses were partially offset by proceeds from stock option exercises of $17.2 million.

On December 23, 2005, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a number of banks and other financial institutions. This amended and restated Credit Agreement provides for a five year Term Loan A in a principal amount of $300.0 million, and may be increased by up to an additional $250.0 million through an accordion feature upon the satisfaction of certain conditions, and continues the existing five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100.0 million. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its domestic subsidiaries. Those domestic subsidiaries have also guaranteed the loan obligations under the Credit Agreement. Certain of the covenants in the amended and restated credit agreement were also modified. The Term Loan and the Revolving Loans bear interest under one of two rate options, selected by the Company, equal to (a) either (i) a eurocurrency rate (adjusted for any reserve requirements) (“Eurocurrency Rate”) or (ii) the greater of the prime rate, the secondary market rate for three-month certificates of deposit (adjusted for any reserve requirements) plus the applicable FDIC assessment rate plus 1.0%, or the federal funds effective rate plus 0.5% (“Alternate Base Rate”), plus (b) an applicable margin. On the closing date of the new agreement, the applicable margin was (a) 1.00% for the Eurocurrency rate and (b) 0% for the alternate rate. The term loan was used to refinance the Company’s Term Loan B and the revolving loans are available for general corporate purposes.

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility and Senior Subordinated Notes. Management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which, if not met, could result in an event of default and trigger the early termination of the credit facility and notes, if not remedied within a certain period of time. The definition of Adjusted EBITDA in the notes is not materially different than that of the credit agreement.

Adjusted EBITDA was approximately $288.4 million for 2005. The leverage ratio (total debt to Adjusted EBITDA) for 2005 was 2.59 versus the Credit Agreement’s maximum of 4.25 which will be in effect as of March 31, 2006, and the interest coverage ratio (Adjusted EBITDA to total interest expense) was 6.54 versus the Agreement’s minimum of 3.0. This Credit Agreement is secured by the assets of the Company and certain domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA is as follows (in millions):

Net Cash Provided by Operating Activities	$190.1
Interest Expense	44.1
Current Income Tax Provision	49.7
Change in Working Capital and Other Liabilities	4.9
Investment Income	(4.0)
Other	3.6

Adjusted EBITDA (per loan agreement)	$288.4

Net Cash Used in Investing Activities	$(105.1)

Net Cash Used in Financing Activities	$(101.2)

Commitments as of December 31, 2005

The table below summarizes the Company’s material contractual obligations and commitments as of December 31, 2005.

	Payments Due by Period
(In thousands)	Total	2006	2007 to 2008	2009 to 2010	After 2010
Short & Long-Term Debt
Syndicated Financing Loans	$300,000	$15,000	$60,000	$225,000	$—
Senior Subordinated Notes	250,000	—	—	—	250,000
Convertible Debentures	100,000	—	—	—	100,000
Securitization of A/R Facility	92,500	92,500	—	—	—
Bank Overdrafts	2,985	2,985	—	—	—
Various Debt from International Banks	11,058	10,797	261	—	—

	756,543	121,282	60,261	225,000	350,000

Interest on Fixed Rate Debt(1)	250,001	20,250	40,500	40,500	148,751

Operating Lease Obligations	65,219	14,907	21,635	16,674	12,003

Other Long-Term Liabilities
Letter of Credit (2)	5,716	5,716	—	—	—
Guarantees (3)	100	100	—	—	—
Surety/Performance Bonds (4)	636	636	—	—	—
Purchase Obligations (5)	73,308	51,578	21,730	—	—

Total	$1,151,523	$214,469	$144,126	$282,174	$510,754

(1)	Represents interest on the Company’s 5.25% senior convertible debentures due 2033 and interest on the 6% senior subordinated notes due in 2012.
(2)	Letters of credit with several banks guarantee payment for items such things as insurance claims in the event of the Company’s insolvency and one year of lease payments on a warehouse.
(3)	Guarantees represent minimum performance based payment obligations in connection with the Unilever oral care business acquisition.
(4)	Surety/performance bonds were established for construction of the Company’s headquarters addition in Princeton, NJ and for construction activities at the Company’s North Brunswick, NJ plant.
(5)	The Company has outstanding purchase obligations with suppliers at the end of 2005 for raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding and do not represent total anticipated purchases.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

Financial Condition

The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements. The Company’s broad product portfolio, strong brand names and market positions have provided a stable base of cash flow. Our broad product line is marketed through multiple distribution channels. The Company believes that, as is the case with other basic consumer products, consumers purchase most of its products largely independent of economic cycles. However, the Company’s ability to meet its financial obligations depends on successful financial and operating performance. The Company cannot guarantee that its business strategy will succeed or that it will achieve the anticipated financial results. The Company’s financial and operational performance depends upon a number of factors, many of which are beyond its control. These factors include:

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

The Company has a total debt-to-capital ratio of approximately 52%. At December 31, 2005 the Company had approximately $94.3 million of additional domestic borrowing capacity available through the revolving loans under its Credit Agreement and a $250 million accordion feature associated with the Term Loan. Management believes that operating cash flow, coupled with the Company’s access to credit markets, will be sufficient to meet the anticipated cash requirements for the coming year.

However, the Company cannot give assurance that it will generate sufficient cash flow from operations or that it will be able to obtain sufficient funding to satisfy all its obligations, including those noted above. If the Company is unable to pay its obligations, it will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring indebtedness or raising additional equity capital. However, the Company cannot give assurance that any alternative strategies will be feasible or prove adequate to satisfy its obligations.

OTHER ITEMS

Market risk

Concentration of Risk

A group of three Consumer Domestic customers accounted for approximately 25% of consolidated net sales in 2005, including a single customer, Wal-Mart, which accounted for approximately 18%. A group of three Consumer Domestic customers accounted for approximately 26% of consolidated net sales in 2004, including Wal-Mart, which accounted for approximately 18%. A group of three Consumer Domestic customers accounted for approximately 26% of consolidated net sales in 2003, including Wal-Mart, which accounted for approximately 17%.

As part of the USA Detergents merger agreement in 2001, the Company divested USA Detergents non-laundry business and other non-core assets to former USA Detergents executives under the new company name of USA Metro, Inc. (“USAM”), subsequently renamed USA Detergents (“USAD”). The Company had a concentration of risk with USAD at December 31, 2005 in the form of trade accounts receivable and an amount due for leased space of approximately $3.4 million at December 31, 2005 and approximately $2.8 million at December 31, 2004, a $0.6 million equity interest in USAD and a note receivable of $2.0 million (a balloon payment on the note is due in early 2007). This note has a carrying value of approximately $1.4 million using an effective interest rate of 17%.

Interest Rate Risk

The Company has total debt outstanding at December 31, 2005 of $756.5 million, of which $350.0 million or 46% carries a fixed rate of interest. The remaining debt balance is primarily comprised of $300 million in Term Loans under the Credit Agreement (which may be increased by $250 million upon the satisfaction of certain conditions), $92.5 million outstanding under the receivables purchase agreement and various loans with Brazilian banks of approximately $11.1 million The weighted average interest rate on all these borrowings at December 31, 2005, excluding deferred financing costs and commitment fees, was approximately 5.72%.

The Company’s domestic operations and its Brazilian subsidiary have other short and long-term debt that are floating rate obligations. If the floating rate were to change by 10% from the December 31, 2005 level, additional annual interest expense associated with the floating rate debt would be approximately $2.3 million.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Brazilian Real.

As a result of the Armkel acquisition, the Company assumed intercompany loans with certain of its subsidiaries. The Company is exposed to foreign exchange accounting remeasurement gains and losses from these intercompany loans. The Company has entered into several foreign exchange contracts to hedge the net accounting remeasurement exposure on these loans. At December 31, 2005, the Company hedged 9.7 million Euros, which is approximately 91% of the Euro debt position, with an average rate of 1.24 U.S. dollars per Euro. The terms of these contracts are for periods of less than twelve months. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows or outflows will be adversely affected by changes in exchange rates. These contracts do not qualify for hedge accounting in accordance with SFAS No. 133 and are marked to market in Other Expenses in the Company’s Income Statement.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales or purchases denominated in the Canadian dollar, the British pound and the Euro. There were no contracts at December 31, 2005 to hedge these transactions and the Company had no outstanding material contracts at December 31, 2004.

The Company is also subject to translation exposure of the Company’s foreign subsidiaries financial statements. A hypothetical 10% change in the exchange rates for the U.S. Dollar to the currencies noted above at December 31, 2005 and 2004 would result in an annual currency translation gain or loss of approximately $1.9 million in 2005 and $1.0 million in 2004.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in the liability to plan participants for contributions designated to Company stock in the Company’s deferred compensation plan as a result of changes in quoted fair values. These contracts, which consist of cash settled call options in the amount of 177,500 shares, were approximately 67% of the notional shares in the plan and are marked to market through earnings. As a result of these contracts, the Company recognized income (expense) of approximately ($0.3) million in 2005, $2.1 million in 2004, and $1.5 million in 2003, which reduced the charge for deferred compensation.

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

For the five months ended May 28, 2004, the Company invoiced Armkel $10.2 million for administrative and management oversight services (which was included as a reduction of selling, general and administrative expenses), purchased $0.8 million of deodorant anti-perspirant inventory produced by Armkel in the first five months of 2004 and sold Armkel $0.7 million of ARM & HAMMER products to be sold in international markets.

As noted in “Concentration of Risk” above, the Company divested the USA Detergents non-laundry business and other non-core assets to former USA Detergents executives in connection with the acquisition of USA Detergents. The Company has a $0.6 million ownership interest in USAD. The Company supplies USAD with certain laundry and cleaning products it produces to meet the needs of USAD’s markets at cost plus a mark-up. In addition, the Company leases manufacturing and office space to USAD under a separate agreement.

During 2005 and 2004, the Company sold $23.1 million, and $24.9 million, respectively, of laundry and cleaning products to USAD. Furthermore, the Company billed USAD $0.2 million and USAD billed the Company $0.1 million for leased space. For open amounts receivable at December 31, 2005 and 2004, see “Concentration of Risk.”

The Company’s only financial interest in Armkel, prior to its acquisition of Kelso’s interest in Armkel, and in USAD has been the Company’s direct equity investments in Armkel and USAD. The Company had no relationship with the other former equity holders of Armkel and the equity holders of USAD. For this reason, the Company believes it has had no incentive to negotiate with either Armkel or USAD in a manner that is not in the best interests of its stockholders generally.

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

For the twelve months ended December 31, 2005, 2004, 2003, the Company invoiced Armand $1.7, $1.5 and $1.6 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses) respectively. Intercompany sales of Armand products to the Company over the same periods were $10.7, $8.4 and $6.4 million respectively.

As of December 31, 2005 and 2004, the Company had outstanding receivables with Armand of $1.0 and $0.8 million. Also, the Company has outstanding accounts payable with Armand of $0.7 and $0.7 million as of December 31, 2005 and 2004 respectively.

For the twelve months ended December 31, 2005, 2004, 2003, the Company invoiced ArmaKleen $2.6, $2.6 and $3.3 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses) respectively. Intercompany sales of inventory to ArmaKleen over the same periods were $4.7, $4.8 and $5.0 million respectively.

As of December 31, 2005 and 2004, the Company had outstanding receivables with ArmaKleen of $0.7 and $0.1 million respectively.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have audited management’s assessment of the Company’s internal control over financial reporting. Their opinion on management’s assessment and their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements appear on pages 40 and 41 of this annual report on Form 10-K.

/s/ JAMES R. CRAIGIE	/s/ ZVI EIREF
James R. Craigie	Zvi Eiref
President and Chief Executive Officer	Chief Financial Officer

March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Church & Dwight Co., Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 8, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 8, 2006

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section on page 36 of this annual report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ending December 31,
(Dollars in thousands, except per share data)	2005	2004	2003
Net Sales	$1,736,506	$1,462,062	$1,056,874
Cost of sales	1,099,506	928,674	738,883

Gross Profit	637,000	533,388	317,991
Marketing expenses	183,422	161,183	88,807
Selling, general and administrative expenses	240,802	200,452	117,333

Income from Operations	212,776	171,753	111,851
Equity in earnings of affiliates	4,790	15,115	28,632
Investment earnings	3,985	3,225	1,322
Loss on early extinguishment of debt	(1,241)	(22,871)	(4,127)
Other income (expense), net	(1,329)	1,628	(313)
Interest expense	(44,098)	(41,407)	(20,400)

Income before minority interest and taxes	174,883	127,443	116,965
Minority interest	(91)	4	30

Income before taxes	174,974	127,439	116,935
Income taxes	52,068	38,631	35,974

Net Income	$122,906	$88,808	$80,961

Weighted average shares outstanding—Basic	63,857	61,868	60,341
Weighted average shares outstanding—Diluted	69,289	68,066	64,508
Net income per share—Basic	$1.92	$1.44	$1.34
Net income per share—Diluted	$1.83	$1.36	$1.28

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2005	2004
Assets
Current Assets
Cash and cash equivalents	$126,678	$145,540
Accounts receivable, less allowances of $1,826 and $1,171	187,863	166,203
Inventories	156,149	148,898
Deferred income taxes	11,217	7,600
Note receivable—current	1,150	1,015
Net assets held for sale	—	13,300
Prepaid expenses	11,381	11,240

Total Current Assets	494,438	493,796

Property, Plant and Equipment (Net)	326,903	332,204
Note Receivable	6,134	7,751
Equity Investment in Affiliates	10,855	13,255
Long-term Supply Contracts	4,094	4,881
Tradenames and Other Intangibles	541,970	474,285
Goodwill	523,676	511,643
Other Assets	54,047	40,183

Total Assets	$1,962,117	$1,877,998

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$105,563	$98,239
Accounts payable and accrued expenses	255,438	242,024
Current portion of long-term debt	15,719	5,797
Income taxes payable	32,990	11,479

Total Current Liabilities	409,710	357,539

Long-term Debt	635,261	754,706
Deferred Income Taxes	124,882	108,216
Deferred and Other Long Term Liabilities	40,823	39,384
Pension, Postretirement and Postemployment Benefits	54,305	57,836
Minority Interest	258	287
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value
Authorized 150,000,000 shares, issued 69,991,482 shares	69,991	69,991
Additional paid-in capital	65,110	47,444
Retained earnings	618,071	510,480
Accumulated other comprehensive loss	(454)	(3,110)

	752,718	624,805

Common stock in treasury, at cost:
5,602,568 shares in 2005 and 6,803,296 shares in 2004	(55,840)	(64,775)

Total Stockholders’ Equity	696,878	560,030

Total Liabilities and Stockholders’ Equity	$1,962,117	$1,877,998

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ending December 31,
(Dollars in thousands)	2005	2004	2003
Cash Flow From Operating Activities
Net Income	$122,906	$88,808	$80,961

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	44,158	39,093	30,224
Equity in earnings of affiliates	(4,790)	(15,115)	(28,632)
Distributions from unconsolidated affiliates	5,528	3,541	2,970
Deferred income taxes	2,390	12,863	12,490
Asset impairment charges and other asset write-offs	19,805	4,805	2,721
Net non-cash charges related to loss on early extinguishment of debt	1,241	3,592	4,127
Unrealized foreign exchange loss (gain)	4,193	(2,813)	818
Other	(395)	974	(482)
Change in assets and liabilities:
Accounts receivable	(28,444)	42,730	(6,290)
Inventories	(9,815)	4,876	16,508
Prepaid expenses	(959)	(1,286)	509
Accounts payable	15,999	5,855	(13,799)
Income taxes payable	23,073	7,214	7,394
Other liabilities	(4,783)	3,893	9,790

Net Cash Provided By Operating Activities	190,107	199,030	119,309

Cash Flow From Investing Activities
Additions to property, plant and equipment	(37,737)	(35,578)	(30,674)
Acquisitions (net of cash acquired)	(81,128)	(194,201)	(110,674)
Return of capital from equity affiliates	1,662	2,085	1,600
Proceeds from note receivable	1,015	942	870
Contingent acquisition payments	(2,412)	(5,666)	(3,597)
Change in other long-term assets	(1,260)	1,261	(174)
Proceeds from sale of fixed assets	—	1,350	—
Net proceeds from assets held for sale	14,746	—	—

Net Cash Used In Investing Activities	(105,114)	(229,807)	(142,649)

Cash Flow From Financing Activities
Long-term debt borrowing	300,000	790,000	350,000
Long-term debt (repayment)	(410,119)	(725,109)	(379,524)
Short-term debt borrowings—net	5,102	35,406	56,807
Proceeds from stock options exercised	17,167	18,633	12,640
Payment of cash dividends	(15,315)	(14,005)	(12,495)
Bank overdrafts	2,935	69	—
Deferred financing costs	(994)	(8,613)	(5,569)

Net Cash (Used In) Provided by Financing Activities	(101,224)	96,381	21,859
Effect of exchange rate changes on cash and cash equivalents	(2,631)	4,302	813

Net Change In Cash and Cash Equivalents	(18,862)	69,906	(668)
Cash and Cash Equivalents at Beginning Of Year	145,540	75,634	76,302

Cash and Cash Equivalents at End Of Period	$126,678	$145,540	$75,634

Cash paid during the year for:
Interest (net of amounts capitalized)	$41,966	$38,801	$15,806

Income Taxes	$29,565	$25,131	$15,515

Acquisitions in which liabilites were assumed are as follows:
Fair value of assets	$81,128	$554,990	$111,610
Purchase price	(81,128)	(262,230)	(110,674)

Liabilites assumed	$—	$292,760	$936

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$3,141	$1,722	$2,323

See Notes to Consolidated Financial Statements

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2005, 2004 and 2003

	Number of Shares		Amounts
(in thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive Income (Loss)	Comprehensive Income
January 1, 2003	69,991	(10,146)	$69,991	$(88,857)	$16,220	$367,211	$(16,919)
Net income	—	—	—	—	—	80,961	—	$80,961
Translation adjustments	—	—	—	—	—	—	4,498	4,498
Minimum pension liability, net of taxes of $969	—	—	—	—	—	—	(1,513)	(1,513)
Company portion of Armkel accumulated other comprehensive (loss) net of taxes $1,152	—	—	—	—	—	—	(2,294)	(2,294)
Interest rate swap agreements, net of taxes of $1,380	—	—	—	—	—	—	2,266	2,266

Comprehensive income								$83,918

Cash dividends	—	—	—	—	—	(12,495)	—
Stock option plan transactions net of related income tax benefit of $6,522	—	1,323	—	7,704	11,458	—	—
Other stock issuances	—	11	—	59	204	—	—

December 31, 2003	69,991	(8,812)	69,991	(81,094)	27,882	435,677	(13,962)
Net income	—	—	—	—	—	88,808	—	$88,808
Translation adjustments	—	—	—	—	—	—	7,523	7,523
Minimum pension liability, net of tax benefits of $274	—	—	—	—	—	—	(289)	(289)
Company portion of Armkel accumulated other comprehensive (loss), net of taxes of $879	—	—	—	—	—	—	3,475	3,475
Interest rate swap agreements, net of taxes of $55	—	—	—	—	—	—	143	143

Comprehensive income								$99,660

Cash dividends	—	—	—	—	—	(14,005)	—
Stock option plan transactions net of related income tax benefit of $15,516	—	1,999	—	16,225	17,924	—	—
Other stock issuances	—	10	—	94	1,638	—	—

December 31, 2004	69,991	(6,803)	69,991	(64,775)	47,444	510,480	(3,110)
Net income	—	—	—	—	—	122,906	—	$122,906
Translation adjustments	—	—	—	—	—	—	2,890	2,890
Minimum pension liability, net of tax benefits of $83	—	—	—	—	—	—	(234)	(234)

Comprehensive income	—	—	—	—	—	—	—	$125,562

Cash dividends	—	—	—	—	—	(15,315)	—
Stock option plan transactions net of related income tax benefit of $9,186	—	1,191	—	8,865	17,488	—	—
Other stock issuances	—	9	—	70	178	—	—

December 31, 2005	69,991	(5,603)	$69,991	$(55,840)	$65,110	$618,071	$(454)

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Business

The Company develops, manufactures and markets a broad range of consumer and specialty products. It sells its products, under a number of brand names, including ARM & HAMMER and TROJAN, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors.

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America. The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. The Company accounts for equity investments on the cost method for those investments in which it does not control nor have the ability to exert significant influence over the investee, which is generally when the Company has less than a 20 percent ownership interest. In circumstances where the Company has greater than a 20 percent ownership interest and has the ability to exercise significant influence but does not control the investee, the investment is accounted for under the equity method. As a result, the Company accounts for its less than 20% interest in USA Metro, Inc. on the cost basis and accounts for its 50% interest in its Armand Products Company joint venture (“Armand”) and The ArmaKleen Company joint venture (“ArmaKleen”) under the equity method of accounting. Both Armand and ArmaKleen are specialty chemical companies and the Company’s portion of their equity earnings is included in the corporate segment in Note 18. Neither company is considered a significant subsidiary; therefore, summarized financial statement data is not presented. On May 28, 2004, the Company purchased the remaining 50% ownership interest of Armkel, LLC (“Armkel”) that it did not own from affiliates of Kelso & Company (“the Armkel acquisition”) for a purchase price of $262 million and Armkel was merged into the Company. Results of operations for the Armkel business are included in the Company’s consolidated financial statements from May 29, 2004. Prior to May 28, 2004, the Company accounted for its investment in Armkel under the equity method. All material intercompany transactions and profits have been eliminated in consolidation.

Fiscal Calendar

The Company’s fiscal year begins on January 1st of the year stated and ends on December 31st. Quarterly periods are based on a 4 weeks—4 weeks—5 weeks methodology. As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could be a partial or expanded week.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cost of Sales, Marketing and Selling, General and Administrative Expenses

Cost of sales include costs related to the manufacture of the Company’s products including raw material costs, inbound freight costs, direct labor, and indirect plant costs such as plant supervision, receiving, inspection, maintenance labor and materials, depreciation, taxes and insurance, purchasing, production planning, operations management, logistics, freight to customers, warehousing costs, internal transfer freight costs and plant impairment charges.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents

Cash equivalents consist of highly liquid short-term investments, which mature within three months of purchase.

Inventories

Inventories are valued at the lower of cost or market. Approximately 29% and 31% of the inventory at December 31, 2005 and 2004, respectively, were determined utilizing the last-in, first-out (LIFO) method. The cost of substantially all inventory in the Company’s Specialty Products segment as well as inventory sold under the ARM & HAMMER and BRILLO trademarks in the Consumer Domestic segment is determined utilizing the LIFO method. The cost of the remaining inventory is determined using the first-in, first-out (FIFO) method. When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value), including any costs to sell or dispose the adjusted inventory. The Company identifies any slow moving, obsolete or excess inventory to determine whether a valuation allowance is required to establish a new cost basis. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. The estimates as to the future demand used in the valuation of inventory are dependent on the ongoing success of the Company’s products. In addition, the Company’s allowance for obsolescence may be impacted by the reduction of the number of stock keeping units. To minimize this risk, the Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to reduce the inventory’s net realizable value were $5.8 million at December 31, 2005, and $5.9 million at December 31, 2004.

Property, Plant and Equipment

Property, plant and equipment and additions thereto are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives for building and improvements, machinery and equipment, and office equipment range from 9-40, 3-20, and 3-10 years, respectively. Routine repairs and maintenance are expensed when incurred. Leasehold improvements are depreciated no longer than the lease term, except when the lease renewal has been determined to be reasonably assured and failure to renew the lease imposes a penalty on the Company.

Property, plant and equipment are reviewed periodically for possible impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and Development

Research & development costs in the amount of $38.7 million in 2005, $33.0 million in 2004 and $26.9 million in 2003 were charged to expense as incurred.

Earnings Per Share

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution to the Company’s earnings from common stock issuable pursuant to the exercise of stock options outstanding and the dilutive effect of contingently convertible debt instruments.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the components of common shares outstanding for each of the three years ended December 31, 2005 in accordance with SFAS No. 128:

(In thousands)	2005	2004	2003
Weighted average common shares outstanding—basic	63,857	61,868	60,341
Dilutive effect of stock options	2,206	2,972	2,958
Dilutive effect of convertible debt	3,226	3,226	1,209

Equivalent average common shares outstanding—diluted	69,289	68,066	64,508

Antidilutive stock options outstanding	706	895	848

Employee Stock Based Compensation

The Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than the fair-value based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a modified prospective or retrospective transition method. Under the retrospective method, financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006, and will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company has decided to apply the modified prospective method of adoption and anticipates the effect of adoption on diluted earnings per share to be approximately $0.08 in 2006. Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. Had compensation cost been determined based on the fair values of the stock options at the date of grant in accordance with SFAS 123R, the Company would have recognized additional compensation expense, net of taxes, of $4.8 million, $4.3 million and $3.9 million for 2005, 2004 and 2003, respectively, and the Company’s pro forma net income and pro forma net income per share for 2005, 2004 and 2003 would have been as follows:

(In thousands, except for per share data)	2005	2004	2003
Net Income
As reported	$122,906	$88,808	$80,961
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	32	403	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,814)	(4,675)	(3,903)

Pro forma	$118,124	$84,536	$77,058

Net Income per Share: basic
As reported	$1.92	$1.44	$1.34
Pro forma	$1.85	$1.37	$1.28
Net Income per Share: diluted
As reported	$1.83	$1.36	$1.28
Pro forma	$1.77	$1.30	$1.22

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted in 2005, 2004 and 2003 was estimated on the date the options are granted based on the Black Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	4.0%	4.3%	3.1%
Expected life	6.6 years	6.6 Years	6.5 Years
Expected Volatility	33.0%	28.2%	34.5%
Dividend Yield	0.7%	0.7%	0.9%

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments designated and qualifying as cash flow hedges, and minimum pension liability adjustments, and is presented in the Consolidated Statements of Changes in Stockholders’ Equity and in note 14.

Income Taxes

The Company recognizes deferred income taxes under the liability method; accordingly, deferred income taxes are provided to reflect the future consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Management provides valuation allowances against the deferred tax asset for amounts which are not considered “more likely than not” to be realized. The Company records liabilities in income taxes payable for potential assessments in various tax jurisdictions. The liabilities relate to tax return positions that, although supportable by the Company, may be challenged by the tax authorities. The Company adjusts these liabilities as a result of changes in tax legislation interpretations of laws by Courts, rulings by tax authorities, changes in estimates and the closing of the statute of limitations. The Company’s tax rate includes the impact of the liabilities and any changes to the liabilities. Settlement of any issue with the tax authorities would require the use of cash. Favorable resolution of an issue would be recognized as a reduction to our annual tax rate. The Internal Revenue Service is currently examining the Company’s 2002 US Federal Corporation Income Tax Return.

Recent Accounting Pronouncements

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. The FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1) on December 21, 2004. In accordance with FSP FAS 109-1, the Company treats the deduction for qualified domestic manufacturing activities, which became effective for the Company beginning January 1, 2005, as a reduction of the income tax provision in future years as realized. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company has decided not to repatriate any of its foreign earnings under the AJCA.

FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143, was issued in March 2005 and is effective for fiscal years ending after December 15, 2005. FIN No. 47 provides clarification with respect to the timing of liability recognition for legal

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. FIN No. 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The adoption of FIN No. 47 did not have a material impact on the company’s consolidated financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified in order to conform with the current year presentation.

2. Fair Value of Financial Instruments and Risk Management

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004. Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2005		2004
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$1,150	$1,150	$1,015	$1,015
Long-term note receivable	6,134	5,953	7,751	7,364
Financial Liabilities:
Short-term borrowings	105,563	105,563	98,239	98,239
Current portion of long-term debt	15,719	15,719	5,797	5,797
Senior Subordinated Note debt @ 6.0%	250,000	245,313	250,000	252,500
Senior Subordinated Note debt @ 9.5%	—	—	6,613	6,941
Long-term bank debt	285,261	285,261	398,093	403,368
Convertible debt	100,000	123,166	100,000	129,620

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable

The carrying value of the note receivable represents the face value discounted by an interest factor management believes appropriate for the credit risk involved at the date of the note. The fair value of the note receivable reflects what management believes is the appropriate interest factor at December 31, 2005 and 2004, respectively, based on similar risks in the market.

Short-term Borrowings

The carrying amounts of unsecured lines of credit equal fair value because of short maturities and variable interest rates.

Long-term Bank Debt, Current Portion of Long-term Debt

The Company determines fair value based upon prevailing value of equivalent financing.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Debt and Senior Subordinated Note Debt

The Company determines fair value of its convertible debentures based upon the debentures’ quoted market value.

Interest Rate Risk

The Company has total debt outstanding at December 31, 2005 of $756.5 million, of which $350.0 million or 46% carries a fixed rate of interest. The remaining debt balance is primarily comprised of $300 million in Term Loans under the Credit Agreement (which may be increased by $250 million upon the satisfaction of certain conditions), $92.5 million outstanding under the receivables purchase agreement and various loans with Brazilian banks of approximately $11.0 million (see note 10). The weighted average interest rate on all these borrowings at December 31, 2005, excluding deferred financing costs and commitment fees, was approximately 5.72%.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Brazilian Real.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in the liability to plan participants for contributions designated to Company stock in the Company’s deferred compensation plan as a result of changes in quoted fair values. These contracts, which consist of cash settled call options in the amount of 177,500 shares, were approximately 67% of the notional shares and are marked to market through earnings. As a result of these contracts, the Company recognized income (expense) of approximately ($0.3) million in 2005, $2.1 million in 2004, and $1.5 million in 2003, which reduced the charge for deferred compensation.

3. Inventories

Inventories are summarized as follows:

(In thousands)	2005	2004
Raw materials and supplies	$46,849	$40,996
Work in process	9,895	7,310
Finished goods	99,405	100,592

Total	$156,149	$148,898

Inventories valued on the LIFO method totaled $46.0 million and $46.7 million at December 31, 2005 and 2004, respectively, and would have been approximately $3.7 million and $3.1 million higher, respectively, had they been valued using the first-in, first-out (FIFO) method.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	2005	2004	Estimated Lives (Years)
Land	$13,304	$13,261	N/A
Buildings and improvements	139,572	135,662	9-40
Machinery and equipment	363,224	350,591	3-20
Office equipment and other assets	36,452	37,255	3-10
Software	24,504	16,733	5
Mineral rights	1,134	999	Based on Volume
Construction in progress	13,007	10,421	N/A

	591,197	564,922
Less accumulated depreciation, depletion and amortization	264,294	232,718

Net Property, Plant and Equipment	$326,903	$332,204

Depreciation, depletion and amortization of property, plant and equipment amounted to $33.0 million, $29.9 million and $23.8 million in 2005, 2004 and 2003, respectively. Interest charges in the amount of $0.5 million, $0.4 million and $0.4 million were capitalized in connection with construction projects in 2005, 2004 and 2003, respectively.

During the fourth quarter of 2005, the Company recorded a restructuring charge related to the shutdown of a small consumer products manufacturing facility in Europe. The charge included the write-off of manufacturing equipment and leasehold improvements of approximately $4.5 million, which is recorded as cost of sales in the Consumer International segment. The Company also recorded asset impairment charges, related to manufacturing equipment, totaling $3.2 million at two of its Specialty Products (SPD) segment foreign subsidiaries as the values could not be supported by projected cash flows.

In the third and fourth quarters of 2005, the Company wrote-off $2.4 million and $2.2 million, respectively of manufacturing equipment removed from service that was charged to cost of sales in the Consumer Domestic segment.

During the second quarter of 2004, the Company recorded a plant impairment charge of $1.5 million, which was recorded as cost of sales in the Consumer Domestic segment, as the value could not be supported by projected cash flows. During the fourth quarter of 2004, the Company wrote-off approximately $1.8 million of manufacturing equipment removed from service that was charged to cost of sales in the Consumer Domestic segment. Also during the fourth quarter of 2004, the Company made available for sale a small foreign manufacturing facility and wrote the carrying value down by $0.8 million to its estimated net realizable value based upon a sales agreement. The write-down was charged to cost of sales in the Consumer International segment. The remaining value of the plant of approximately $2.3 million was reclassified from property, plant and equipment to assets held for sale.

During the fourth quarter of 2003, the Company wrote-down the value of manufacturing assets by approximately $1.2 million and wrote-off approximately $1.5 million of manufacturing equipment removed from service. The write-down was a result of declining sales volume and discounted cash flows were used to determine the value of the equipment. Both amounts are included in Cost of Sales in the Company’s Consolidated Statement of Income. The charges and the remaining carrying value are included in the Consumer Domestic segment.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Acquisitions

Unilever Oral Care Business

On October 20, 2003, the Company purchased four oral care brands in the United States and Canada from Unilever. The purchase included the MENTADENT brand of toothpaste and toothbrushes, PEPSODENT and AIM toothpaste, and exclusive licensing rights to CLOSE-UP toothpaste

The Company paid Unilever approximately $104 million in cash at closing and assumed certain liabilities, and agreed to make additional performance-based payments of between $5 million and $12 million payable over eight years following the transaction which will be accounted for as additional purchase price. Through December 31, 2005, the Company has made contingent payments of $4.9 million. The acquisition was funded by obtaining new term loans through an amendment to the Company’s Credit Agreement that existed at that time. Results of operations for the businesses are included in the Company’s consolidated financial statements from October 20, 2003. Separate pro forma comparative results of operations are not presented because they are not materially different from the Company’s reported results of operations; however, pro forma results for the period in 2003 that the Company did not own the business are included in the pro forma income statement (see note 6).

Armkel, LLC

On May 28, 2004, the Company purchased the remaining 50% of Armkel that it did not previously own from affiliates of Kelso & Company, L.P. for a purchase price of approximately $262.0 million.

The following table summarizes financial information for Armkel for the five months ended May 28, 2004 and twelve months ended December 31, 2003, during which the Company accounted for its 50% interest under the equity method.

(In thousands)	Five Months Ended May 28, 2004	Twelve Months Ended December 31, 2003
Income Statement Data:
Net Sales	$192,767	$410,694
Gross Profit	109,915	228,419
Net Income	21,554	50,239
Equity in affiliate’s income recorded by the Company	10,777	25,130

SpinBrush

On October 31, 2005, the Company closed on its previously announced acquisition of the SPINBRUSH toothbrush business from The Procter & Gamble Company (“P&G”). The Company paid $75.0 million in cash at closing. The Company will purchase the inventory following a transition period which is expected to be completed by mid 2006 and may make additional cash payments of up to $30.0 million based on the near-term performance of the business. The acquisition was funded out of the Company’s available cash. An independent appraisal of the assets acquired is in process. The accompanying financial statements reflect a preliminary allocation, which assigns a significant amount of the purchase price to intangible assets. During the transition period, while P&G continues to provide significant services, the Company is accounting for the net cash received from P&G as other revenue. The Company expects to complete the transition process by mid 2006. The results of operations of SPINBRUSH are reflected in the results of operations since the acquisition on October 31, 2005.

Skin Care Business

During the fourth quarter of 2005, the Company acquired a small skin care business in South America. The Company paid approximately $4.3 million, which was allocated to intangible assets. The results since the acquisition are included in the Consumer International segment.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Unaudited Pro Forma Results

The following pro forma information gives effect to the Company’s purchase of Kelso’s interest in Armkel and the Unilever oral care business as if they occurred on January 1, 2003. Pro forma adjustments include inventory step-up charges, equity appreciation rights, additional interest expense and the related income tax impact, as well as elimination of intercompany sales. Pro forma results for SPINBRUSH and the skin care business are not included because the acquisitions took place late in 2005 and did not have a material effect to the Company’s Consolidated Financial Statements.

Pro forma comparative net sales, net income and basic and diluted earnings per share for the twelve months ended December 31, 2004 and December 31, 2003 are as follows:

	Twelve Months Ended December 31, 2004		Twelve Months Ended December 31, 2003
(Dollars in thousands, except per share data)	Reported	Pro forma	Reported	Pro forma
Net Sales	$1,462,062	$1,654,087	$1,056,874	$1,558,209
Net Income	88,808	113,328	80,961	101,542
Earnings Per Share Basic	1.44	1.84	1.34	1.68
Earnings Per Share Diluted	1.36	1.74	1.28	1.61

7. Goodwill and Other Intangibles

The following table discloses the carrying value of all trademark and other intangible assets:

(In thousands)	December 31, 2005				December 31, 2004
	Gross Carrying Amount	Accum. Amort.	Net	Amort. Period (Years)	Gross Carrying Amount	Accum. Amort.	Net	Amort. Period (Years)
Amortized intangible assets:
Tradenames	$80,203	$(17,684)	$62,519	10-20	$77,433	$(12,759)	$64,674	10-20
Customer Relationships	64,056	(1,129)	62,927	20	—	—	—	20
Patents/Formulas	27,220	(5,490)	21,730	4-20	22,320	(3,023)	19,297	4-20
Non Compete Agreement	1,143	(467)	676	10	1,143	(350)	793	10

Total	$172,622	$(24,770)	$147,852		$100,896	$(16,132)	$84,764

Unamortized intangible assets—Carrying value
Tradenames	$394,117				$389,521

The increase in unamortized tradenames as compared to the values at December 31, 2004 is primarily due to additions associated with the SPINBRUSH and skin care businesses acquired in 2005, less impairment charges associated with certain indefinite lived tradenames. In accordance with SFAS No. 142, the Company completed the annual impairment test of the valuation of unamortized tradenames. Based upon the results, the Company recorded in selling, general and administrative expenses, $6.3 million of impairment charges, of which $3.2 million was incurred by the Consumer Domestic segment and $3.1 million by the Consumer International segment.

The fair value of customer relationships is determined as of the respective acquisition dates and includes approximately $38.6 million reclassified from goodwill in 2005.

Intangible amortization expense amounted to $8.6 million for the twelve months of 2005 and $6.6 million for the same period of 2004. The Company’s current estimated intangible amortization, reflecting the full year

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impact of the SPINBRUSH acquisition will be approximately $11.4 million in each of 2006-2009 and approximately $10.7 million in 2010. This increase reflects the full year impact of the SPINBRUSH acquisition.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2005 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty	Total
Balance December 31, 2004	$468,393	$20,662	$22,588	$511,643
Tradename reclassification (related to Armkel)	(4,432)	4,432	—	—
Goodwill associated with the Armkel acquisition[1]	(32,307)	7,983	—	(24,324)
Goodwill associated with the SPINBRUSH acquisition[2]	36,093	—	—	36,093
Other	186	78	—	264

Balance December 31, 2005	$467,933	$33,155	$22,588	$523,676

(1)	As a result of finalizing the purchase price allocation, the carrying amount of goodwill associated with the Armkel acquisition reflect a reduction of $38.6 million resulting from the valuation of customer related intangible assets, offset by deferred taxes of $14.2 million relating to this valuation and the final allocation between the segments.
(2)	The carrying amount of goodwill associated with the SPINBRUSH acquisition reflect the purchase price of $75.0 million and $1.7 million in purchase acquisition costs, reduced by $40.6 million resulting from the valuation of equipment and other intangible assets.

8. Plant Shutdown

During the fourth quarter of 2005, the Company announced and received regulatory approval for, the shutdown of a small consumer products manufacturing facility in Europe. Production is scheduled to cease in the early part of the first quarter 2006. The products manufactured at this facility will be manufactured by the Company at other Company facilities or by third party contract manufacturers. In connection with the shutdown, the Company recorded a charge of $6.4 million, including the write-off of manufacturing equipment and leasehold improvements of $4.5 million and a severance charge of $1.9 million. The charge relating to the plant shutdown was reflected in cost of sales and included in the Consumer International segment. The effected employees will be terminated when production ceases and severance will be paid at that time. The facility will be used by the Company as a distribution warehouse for its products and administrative offices until a decision regarding the long term use of the facility is made, which is expected to occur in mid to late 2006. The Company anticipates additional severance, equipment relocation and other costs of approximately $0.8 million to be incurred in 2006 associated with the shutdown.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

(In thousands)	2005	2004
Trade accounts payable	$145,444	$126,475
Accrued marketing and promotion costs	52,846	55,687
Accrued wages and related costs	30,982	32,111
Accrued profit-sharing	10,519	10,763
Other taxes payable	882	4,248
Other accrued current liabilities	14,765	12,740

Total	$255,438	$242,024

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)	2005	2004
Short-term borrowings
Securitization of accounts receivable due in April 2006	$92,500	$93,700
Various debt due to Brazilian banks	10,078	4,471
Bank overdraft debt	2,935	—
Other international debt	50	68

Total short-term debt	$105,563	$98,239

Long-term debt
Term B loan	$—	$400,337
Term A loan	$300,000
Amount due 2006 $ 15,000
Amount due 2007 $ 30,000
Amount due 2008 $ 30,000
Amount due 2009 $ 60,000
Amount due 2010 $165,000
Convertible debentures due on August 15, 2033	100,000	100,000
Senior subordinated notes (6%) due December 22, 2012	250,000	250,000
Senior subordinated notes (9 1/2%)	—	6,400
Premium on 9 1/2% senior subordinated notes	—	213
Various debt due to Brazilian banks $719 in 2006, $261 in 2007	980	848
Industrial Revenue Refunding Bond	—	2,705

Total long-term debt	650,980	760,503
Less: current maturities	15,719	5,797

Net long-term debt	$635,261	$754,706

As of December 31, 2005, the principal payments required to be made with respect to the Company’s consolidated total debt are as follows:

(In thousands)
2006	$15,719
2007	30,261
2008	30,000
2009	60,000
2010	165,000
2011 and subsequent	350,000

$650,980

The Company had outstanding total debt of $756.5 million and cash of $126.7 million (of which $51.1 million resides in foreign subsidiaries). Total debt less cash (“Net debt”) was $629.8 million at December 31, 2005. The Company had outstanding total debt of $858.7 million, and cash of $145.5 million, resulting in net debt of $713.2 million at December 31, 2004.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion of its primary credit facility. Under this arrangement, the Company sold, and will sell from time to time, throughout the three-year term of the agreement, its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware limited liability company (“Harrison”). Harrison in turn sold, and will sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. The receivables assets and the short-term borrowings of Harrison are included in the consolidated financial statements of the Company. The transaction was entered into to reduce certain expenses associated with the credit facility in addition to lowering the Company’s financing costs by accessing the commercial paper market. The maximum amount that can be borrowed is $100 million. The balance outstanding under the agreement on December 31, 2005 and December 31, 2004 was $92.5 million and $93.7 million, respectively.

In 2003, the Company issued $100 million principal amount of 5.25% convertible senior debentures due August 15, 2033 through a private placement to qualified institutional buyers. The debentures rank equal in right of payment with all of the Company’s existing and future unsecured senior indebtedness. The debentures are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness and to all of the existing and future indebtedness and other liabilities of the Company’s subsidiaries. The Company has the right to redeem all or part of the debentures on or after August 15, 2008. Interest is paid semi-annually on August 15th and February 15th of each year.

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

As a result of Emerging Issues Task Force (EITF) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” contingently convertible debt must be treated for diluted earnings per share purposes as if converted from debt to equity, beginning with the date the contingently convertible debt instrument is initially issued, even if the triggering events (such as stock price) have not yet occurred. The Company’s accompanying financial statements reflect the impact of EITF Issue 04-8.

In conjunction with the Armkel acquisition, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with several banks and other financial institutions The Credit Agreement provided for (i) a five year term loan in a principal amount of $100.0 million (the “Term A Loan”), (ii) a seven year term loan in the principal amount of $440.0 million, which term loan may be increased by up to an additional $250.0 million upon the satisfaction of certain conditions (the “Term B Loan,” and together with the

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term A Loan, the “Term Loans”), and (iii) a five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100.0 million (the “Revolving Loans”). The Term Loans were used to finance the acquisition of the remaining 50% interest in Armkel not previously owned by the Company, pay amounts outstanding under Armkel’s principal credit facility of approximately $136.0 million and refinance the Company’s principal credit facility of approximately $194.0 million. The Revolving Loans were available for general corporate purposes.

On December 23, 2005, the Company amended and restated the Credit Agreement with several banks and other financial institutions. This amended and restated Credit Agreement provides for a five year Term Loan A in a principal amount of $300 million and continues the existing five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100 million. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its domestic subsidiaries. Those domestic subsidiaries have also guaranteed the loan obligations under the Credit Agreement. Certain of the covenants in the amended and restated credit agreement were also modified. The Term Loan and the Revolving Loans bear interest under one of two rate options, selected by the Company, equal to (a) either (i) a eurocurrency rate (adjusted for any reserve requirements) (“Eurocurrency Rate”) or (ii) the greater of the prime rate, the secondary market rate for three-month certificates of deposit (adjusted for any reserve requirements) plus the applicable FDIC assessment rate plus 1.0%, or the federal funds effective rate plus 0.5% (“Alternate Base Rate”), plus (b) an applicable margin. On the closing date of the new agreement, the applicable margin was (a) 1.00% for the Eurocurrency rate and (b) 0% for the alternate rate. The term loan was used to refinance the Company’s Term Loan B and the revolving loans are available for general corporate purposes.

During the fourth quarter of 2004, the Company issued $250 million of 6.0% Senior Subordinated Notes due December 15, 2012 through a private placement. In conjunction with the placement, the Company effected a cash tender offer and consent solicitation for any and all of the outstanding Armkel 9 1/2% Senior Subordinated Notes due 2009 that it assumed as part of the acquisition. It was determined that the price to be paid for each $1,000 principal amount of Notes tendered and accepted for payment (including a consent payment of $30 per $1,000 principal amount of Notes) was $1,086.80, plus accrued and unpaid interest to the payment date. Of the outstanding balance of $225 million, $218.6 million was purchased by the Company. As a result, the Company incurred a fourth quarter 2004 net loss on early extinguishment of debt charge of $14.9 million (which included the write-off of existing deferred financing costs and prepayment penalty).

On August 15, 2005, the Company redeemed all of the remaining outstanding 9 1/2% Senior Subordinated Notes due at a redemption price of 104.75% of the principal amount of the notes plus accrued interest to the redemption date. The Company used approximately $7.0 million from available cash to redeem the notes.

As noted above, on December 22, 2004, the Company issued $250 million of 6.0% senior subordinated notes due December 15, 2012 (“Notes”) with interest paid semi-annually. The Notes were issued at par and the Company received $225 million of proceeds that were used to redeem $218.6 million of the Armkel notes and the balance was used to make voluntary bank debt repayments. The notes are guaranteed on an unsecured senior basis by substantially all of the Company’s existing and future domestic subsidiaries whose annual revenues (other than intercompany revenues) or total assets (other than intercompany receivables) are $100,000 or more. The notes will be redeemable at the Company’s option, in whole or in part, at any time on or after December 15, 2008, at predetermined redemption prices, together with accrued and unpaid interest, if any, to the date of redemption. The notes will be redeemable at the Company’s option, in whole or in part, at any time prior to December 15, 2008, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption plus a “make-whole” premium. At any time prior to December 15, 2007, the Company may redeem up to 35% of the original principal amount of the notes (calculated after giving effect to any issuance of additional notes issued under the same indenture) with the proceeds of one or more equity offerings

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company’s capital stock at a redemption price of 106.0% of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of redemption.

The terms of the subordinated note and credit agreement place a limit on the amount of certain cash payments the Company can make. This limitation includes the amount the Company can pay in dividends on its common stock. As long as the Company is not in default under either agreement, the Company does not anticipate that the limitation will affect its ability to pay dividends at the current rate.

In addition, QGN has lines of credit that enable it to borrow in its local currency. Amounts available under the lines of credit total $15.0 million, of which approximately $10.0 and $3.0 million were utilized as of December 31, 2005 and 2004. The various lines of credit will expire before June 30, 2006. The weighted average interest rates on these borrowings at December 31, 2005 and 2004 were approximately 20% and 18%, respectively; QGN’s long-term debt is subject to various interest rates that are determined by several local inflation indexes.

11. Income Taxes

The components of income before taxes are as follows:

(in thousands)	2005	2004	2003
Domestic	$149,054	$113,000	$108,908
Foreign	25,920	14,439	8,027

Total	$174,974	$127,439	$116,935

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

(in thousands)	2005	2004	2003
Current:
U.S. federal	$34,178	$16,475	$16,598
State	7,219	4,485	3,149
Foreign	8,281	4,808	3,737

	49,678	25,768	23,484

Deferred:
U.S. federal	3,246	11,539	11,595
State	(1,446)	1,509	1,579
Foreign	590	(185)	(684)

	2,390	12,863	12,490

Total provision	$52,068	$38,631	$35,974

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax (assets) liabilities consist of the following at December 31:

(in thousands)	2005	2004
Current deferred tax assets:
Promotions, principally coupons	$(301)	$(826)
Reserves and other liabilities	(5,820)	(4,352)
Accounts receivable	(5,053)	(1,265)
Net operating loss carryforwards	(1,700)	(5,586)
Capitalization of inventory costs	(860)	(483)
Tax credits carryforwards	(1,608)	(1,608)
Unrealized loss on foreign exchange	4,125	6,520

Total current deferred tax assets	(11,217)	(7,600)

Long-term deferred tax asset:
Postretirement liability of foreign affiliates	(982)	(899)
Minimum pension liability of foreign affiliates	(4,790)	(5,376)
Net operating loss carryforwards of foreign subsidiaries	(8,720)	(2,920)
Depreciation and amortization	(104)	991
Goodwill	3,734	4,757
Other	(2,619)	(383)

	(13,481)	(3,830)
Valuation allowance	2,592	1,210

Total long-term deferred tax assets	(10,889)	(2,620)

Current deferred tax liability:
Reserves and other liabilities	(129)	(97)
Inventory related	—	1,536

Total current deferred tax liabilities	(129)	1,439

Noncurrent net deferred tax liabilities:
Postretirement and postemployment benefits	(6,681)	(6,840)
Deferred compensation	(15,386)	(13,628)
Reserves and other liabilities	(4,030)	(972)
Investment valuation difference	(731)	(741)
Depreciation and amortization	162,804	138,126
Net operating loss carryforwards	(8,625)	(6,765)
Difference between book and tax losses of equity investment	2,471	2,145
Tax credits carryforwards	(4,985)	(4,418)
Minimum pension liability	(2,558)	(5,857)
Contribution carryforward	(4,673)	(4,028)
Goodwill	9,731	12,951
Other	(4,682)	(4,057)

	122,655	105,916

Valuation allowance	2,227	2,300

Total net noncurrent deferred tax liabilities:	124,882	108,216

Net deferred tax liability	$102,647	$99,435

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long term deferred tax assets are presented in other assets in the December 31, 2005 balance sheet. Current deferred tax liability is presented in Accounts Payable and Accrued Expenses in the December 31, 2005 balance sheet. The change in the valuation allowance relates to the Company not being able to realize the benefit of certain loss carryforwards.

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

(in thousands)	2005	2004	2003
Statutory rate	35%	35%	35%
Tax that would result from use of the federal statutory rate	$61,241	$44,605	$40,927
Depletion	(560)	(483)	(405)
Research & development credit	(1,550)	(4,662)	(600)
State and local income tax, net of federal effect	3,787	4,022	3,073
Varying tax rates of foreign affiliates	(200)	(432)	233
Benefit from extraterritorial income exclusion	(1,000)	(755)	(770)
Taxes included in equity in earnings (loss) from affiliates	—	(1,761)	(2,592)
Reserve statute expiration	(6,154)	—	(3,400)
Contributions of inventory	(1,354)	(700)	(875)
Foreign tax credit	(489)	—	—
Deduction for qualified domestic manufacturing activities	(840)	—	—
Proceeds on life insurance	(1,129)	—	—
Other	316	(1,203)	383

	(9,173)	(5,974)	(4,953)

Recorded tax expense	$52,068	$38,631	$35,974

Effective tax rate	29.8%	30.3%	30.8%

At December 31, 2005, the Company had net operating loss carryforwards for federal, foreign and state of $16.6 million, $27.6 million and $29.6 million, respectively. These net operating losses expire on various dates through December 31, 2020.

The Company has undistributed earnings of foreign subsidiaries of approximately $80.2 million at December 31, 2005 for which deferred taxes have not been provided. These earnings, which are considered to be invested indefinitely, would be subject to US tax if they were remitted as dividends. At this time it is not practicable to determine the deferred tax liability on these earnings.

The AJCA was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. In accordance with FSP FAS 109-1 beginning in 2005, the Company has treated the deduction for qualified domestic manufacturing activities as a reduction of the income tax provision in years as realized. The Company has decided not to repatriate any of the foreign earnings under the AJCA.

The Company records liabilities in income taxes payable for probable assessments in various tax jurisdictions. The liabilities relate to tax return positions which, although supportable by the Company, may be challenged by the tax authorities. The Company adjusts these liabilities as a result of changes in tax legislation, interpretations of laws by Courts, rulings by tax authorities, changes in estimates and the closing of the statute of

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limitations. The Company’s tax rate includes the impact of the liabilities and any changes to the liabilities. Settlement of any issue with the tax authorities would require the use of cash. Favorable resolution of an issue would be recognized as a reduction to our annual tax rate. The Internal Revenue Service is currently examining the Company’s 2002 US Federal Corporation Income Tax Return.

12. Benefit Plans

The Company has defined benefit pension plans covering certain hourly employees. Pension benefits to retired employees are based upon their length of service and a percentage of qualifying compensation during the final years of employment. The Company’s funding policy is consistent with federal funding requirements.

The Company maintains unfunded plans, which provide medical benefits for eligible domestic retirees and their dependents and employees in Canada. The Company accounts for these benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” This standard requires the cost of such benefits to be recognized during the employee’s active working career.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information on the status of the plans at December 31:

	Pension Plans		Nonpension Postretirement Benefit Plans
(In thousands)	2005	2004	2005	2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$126,226	$24,299	$19,956	$14,792
Benefit obligation acquired during year—Armkel	—	92,463	—	2,506
Adjustment to prior year obligation	—	—	(181)	(7)
Service cost	2,390	1,706	484	510
Interest cost	6,594	4,551	1,165	1,040
Plan participants’ contributions	425	214	—	—
Actuarial (gain) loss	2,712	4,348	(63)	2,087
Plan amendments	—	—	1,261	(125)
Settlements	(2,622)	(2,019)	—	—
Effects of exchange rate changes	(3,408)	5,903	92	312
Benefits paid	(7,405)	(5,239)	(1,038)	(1,159)

Benefit obligation at end of year	$124,912	$126,226	$21,676	$19,956

Change in Plan Assets:
Fair value of plan assets at beginning of year	$86,040	$16,161	$—	$—
Fair value of assets aquired during year—Armkel	—	64,588	—	—
Actual return on plan assets (net of expenses)	8,576	5,000	—	—
Employer contributions	5,345	4,459	1,038	1,159
Plan participants’ contributions	425	214	—	—
Actuarial (gain)/loss	3	4	—	—
Settlements	(2,622)	(3,463)	—	—
Effects of exhange rate changes	(2,282)	4,316	—	—
Benefits paid	(7,405)	(5,239)	(1,038)	(1,159)

Fair value of plan assets at end of year	$88,080	$86,040	$—	$—

Reconciliation of the Funded Status:
Funded status	$(36,832)	$(40,186)	$(21,676)	$(19,956)
Unrecognized prior service cost (benefit)	(12)	269	679	(500)
Unrecognized actuarial (gain) loss	9,919	9,735	1,636	1,689
Loss due to currency fluctuations	56	122	11	7

Net amount recognized at end of year	$(26,869)	$(30,060)	$(19,350)	$(18,760)

Accumulated benefit obligation	$117,359	$115,587	$—	$—

Amounts recognized in the statement of financial position consist of:

	2005	2004	2005	2004
Accrued benefit liability	$(34,020)	$(36,965)	$(19,350)	$(18,760)
Prepaid benefit cost	—	72	—	—
Accumulated other comprehensive income	7,151	6,833	—	—

Net amount recognized at end of year	$(26,869)	$(30,060)	$(19,350)	$(18,760)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Plan Assets at December 31,
	2005	2004
Equity Securities	54%	55%
Debt Securities	22%	21%
Guaranteed Insurance	17%	19%
Other	7%	5%

	100%	100%

The Company’s investment policy is designed to provide flexibility in the asset mix decision based on management’s assessment of economic conditions with the overall objective being maximum rates of return appropriately balanced to minimize market risks. Our long-term strategic goal is to reach an asset mix comprising approximately 60% equity securities and 40% debt/guaranteed income securities.

Weighted-average assumptions used to determine benefit obligations as of December 31:

	Pension Plans		Nonpension Postretirement Benefit Plans
	2005	2004	2005	2004
Discount Rate	5.36%	5.58%	5.72%	5.72%
Rate of Compensation increase	4.20%	4.15%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Plans		Nonpension Postretirement Benefit Plans
	2005	2004	2005	2004
Discount Rate	5.54%	5.96%	5.65%	6.00%
Rate of Compensation increase	4.14%	4.29%	—	—
Expected return on plan assets	7.37%	7.61%	—	—

The Company had a settlement loss in the fourth quarter of 2004 to one of the Canadian pension plans due to the Company’s decision to terminate the plan.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Pension and Net Postretirement Benefit Costs consisted of the following components:

	Pension Costs			Postretirement Costs
(In thousands)	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$2,390	$1,706	$148	$484	$510	$336
Interest cost	6,594	4,551	1,450	1,165	1,040	817
Expected return on plan assets	(6,167)	(4,242)	(1,261)	—	—	—
Amortization of transition obligation	—	—	—	—	156	—
Amortization of prior service cost	14	3	3	82	(86)	(79)
Recognized actuarial (gain) or loss	191	264	299	(3)	(2)	(87)
Net deferrals	147	—	—	—	—	—
Settlement loss	96	2,019	—	—	—	—

Net periodic benefit cost	$3,265	$4,301	$639	$1,728	$1,618	$987

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

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for our pension plans and postretirement plans we refer to applicable indices such as the Moody’s AA Corporate Bond Index to select a rate at which we believe the pension benefits could be effectively settled. Based on the published rates as of December 31, 2005, as well as selected Corporate bonds matching our estimated cash flows of the plans, the Company used a discount rate of 5.75% for the three remaining domestic plans. The discount rate used is the same as the December 31, 2004 rate used for the domestic plans.

The expected long-term rate of return on pension plan assets is selected by taking into account a historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Based on these factors, the Company’s weighted average expected long-term rate of return as of December 31, 2005 is 7.37%, a decline of 24 basis points from the 7.61% rate used at December 31, 2004. This decrease is due to the change in the expected long-term rate of the Company’s domestic plans from 8.25% to 7.75%. A 50 basis point change in the expected long-term rate of return would result in less than a $0.5 million change in pension expense for 2006.

The pension plan assets primarily consist of equity mutual funds, bonds and a guaranteed investment contract fund.

In accordance with SFAS No. 87, the Company recognized an additional minimum pension liability of $0.3 million included in benefit obligations, and recorded a charge, net of tax, to accumulated other comprehensive loss of $0.2 million which decreased stockholders’ equity. The charge to stockholders’ equity for the excess of additional pension liability represents a net loss not yet recognized as pension expense.

The Company made cash contributions of approximately $5.3 million to certain of its pension plans in 2005. The Company estimates it will be required to make cash contributions to its pension plans of approximately $5.4 million in 2006.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated postretirement benefit obligation has been determined by application of the provisions of the Company’s medical plans including established maximums and sharing of costs, relevant actuarial assumptions and health-care cost trend rates projected at 11.27% for 2005 and decreasing to an ultimate rate of 5.14% in 2014. The Company has a maximum annual benefit based on years of service for those participants over 65 years of age.

The following chart shows the effect of a 1% change in healthcare cost trends:

(in thousands)	2005	2004
Effect of 1% increase in health-care cost trend rates on:
Postretirement benefit obligation	$1,136	$997
Total of service cost and interest cost component	96	96
Effect of 1% decrease in health-care cost trend rates on:
Postretirement benefit obligation	(1,007)	(892)
Total of service cost and interest cost component	(83)	(85)

The Company’s consolidated financial statements and notes reflect the effects on the postretirement health care plan for adoption in 2004 of the FASB issued FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The effect of adopting the provision of this FSP did not have a material effect on the Company’s consolidated financial statements.

Deferred Compensation Plans

The Company maintains deferred compensation plans in which certain management and highly compensated employees are eligible to defer a maximum of 100% of their regular compensation and bonuses and non-employee Board members are eligible to defer up to 100% of their directors’ compensation. The compensation deferred under these plans are credited with earnings or losses based upon changes in values of notional investments elected by the plan participant. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. The deferred amounts are held by the Company through a trust. The trust invests these deferred amounts based upon the elections made by the participants, with the exception of elections made for Church & Dwight stock. The liability to plan participants for contributions designated for notional investment in Company stock is based on the changes in the quoted fair value of the Company’s stock. The invested deferred amounts are invested in either equity mutual funds or money market accounts. The Company uses hedging instruments to minimize the cost related to the volatility of Church & Dwight stock. At December 31, 2005 and 2004, the liability under these plans amounted to $36.0 million and $32.4 million, respectively and the funded balances amounted to $27.2 million and $21.3 million, respectively. The amounts charged (credited) to earnings, including the effect of the hedges, totaled ($0.1) million, $1.5 million, and $2.0 million in 2005, 2004 and 2003, respectively.

The Company also maintains a defined contribution profit-sharing plan for salaried and certain hourly employees. Amounts charged to earnings for this plan were $10.5 million, $9.8 million and $6.8 million in 2005, 2004 and 2003, respectively.

The Company also has an employee 401K savings plan. The Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings. The Company’s matching contributions to the savings plan were $2.8 million, $2.5 million and $2.0 million in 2005, 2004 and 2003, respectively.

The Company has an employee stock purchase plan which permits employees to purchase the Company’s common stock at a 15% discount to the prevailing market price. No more than $25 thousand can be purchased by

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any one employee during a plan year. The 15% discount is included in selling, general and administrative expenses. Total expenses for 2005, 2004 and 2003 were $0.3 million, $0.2 million and $0.2 million, respectively.

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

Stock option transactions for the three years ended December 31, 2005 were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	7,202,792	$12.09
Grants	851,385	22.49
Exercised	1,322,799	9.55
Cancelled	125,090	17.32

Outstanding at December 31, 2003	6,606,288	13.76
Grants	1,023,296	27.58
Exercised	1,998,539	9.32
Cancelled	234,459	15.00

Outstanding at December 31, 2004	5,396,586	17.97
Grants	709,800	35.23
Exercised	1,191,017	14.41
Cancelled	173,487	21.78

Outstanding at December 31, 2005	4,741,882	$21.37

At December 31, 2005, 2004 and 2003, 2,484,009 options, 2,720,108 options and 3,865,113 options were exercisable, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes information relating to options outstanding and exercisable at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/2005	Weighted Average Exercise Price
$ 5.01 - $10.00	732,014	1.6	$8.40	728,668	$8.40
$10.01 - $15.00	669,312	3.8	$12.38	669,312	$12.38
$15.01 - $20.00	505,138	5.3	$16.71	505,138	$16.71
$20.01 - $25.00	1,252,402	6.9	$21.99	516,292	$22.32
$25.01 - $30.00	785,260	8.3	$29.50	62,499	$29.81
$30.01 - $35.00	178,750	8.6	$32.68	—	$—
$35.01 - $40.00	619,006	9.5	$35.36	2,100	$38.27

	4,741,882	6.1	$21.37	2,484,009	$14.54

The fair value of options granted in 2005, 2004 and 2003 is $9.6 million, $10.9 million, and $6.8 million, respectively, and the weighted average fair value per share of options granted in 2005, 2004 and 2003 is $13.56, $11.99 and $7.97, respectively.

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

14. Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of changes in other comprehensive income (expense) are as follows:

(in thousands)	Foreign Currency Adjustments	Minimum Pension Liability	Interest Rate Swap Agreements	Armkel Related(1)	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2003	$(12,093)	$(2,417)	$(2,409)	$—	$(16,919)
Comprehensive income changes during the year (net of tax of $993)	4,498	(1,513)	2,266	(2,294)	2,957

Balance December 31, 2003	(7,595)	(3,930)	(143)	(2,294)	(13,962)
Comprehensive income changes during the year (net of tax of $659)	7,523	(289)	143	3,475	10,852

Balance December 31, 2004	(72)	(4,219)	—	1,181	(3,110)
Comprehensive income changes during the year (net of tax of $83)	2,890	(234)	—	—	2,656

Balance December 31, 2005	$2,818	$(4,453)	$—	$1,181	$(454)

(1)	Balances pertain to the Company’s portion of the Armkel other accumulated income (loss).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Common Stock Voting Rights and Rights Agreement

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

On August 6, 2004, the Company announced a 3 for 2 stock split. Shares issuable under the stock split were distributed on September 1, 2004 to shareholders of record at the close of business on August 16, 2004. All share and per share information in this report reflects the impact of the stock split.

16. Commitments, Contingencies and Guarantees

a. Rent expense amounted to $12.2 million in 2005, $11.9 million in 2004 and $8.5 million in 2003. The Company is obligated for minimum annual rentals under non-cancelable long-term operating leases as follows:

(in thousands)
2006	$14,907
2007	12,029
2008	9,606
2009	8,548
2010	8,126
2011 and thereafter	12,003

Total future minimum lease commitments	$65,219

The Company also has capital lease obligations at certain of its foreign subsidiaries. The commitments on these obligations are immaterial.

b. In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits owned by each of the two partners in Wyoming, The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons, based upon market price. There are no other material transactions with the partnership or the Company’s partner.

c. On October 26, 2005, a New Jersey state court jury rendered a $15.0 million verdict against the Company. The verdict followed a trial involving a claim against the Company by Andes Trading De Mexico S.A., alleging that the Company breached a purported agreement granting the plaintiff exclusive distribution rights in Mexico with respect to the Company’s consumer products. The Company disagrees with the

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

verdict and believes that it is not supported by the evidence offered at the trial. Shortly after the verdict was rendered, the Company filed a motion for a new trial and for remittitur of the verdict. On December 9, 2005, granted the motion in part and denied it in part. The court reduced the damages to $9.8 million but did not grant the Company’s request for new trial. Subsequent to the court’s ruling, the Company filed a notice of appeal stating that the verdict against it should be vacated and a new trial ordered. The Company intends to pursue the appeal vigorously. As a result of the verdict, the Company recorded an additional $8.3 million charge in its consolidated statement of income for the quarter ended September 30, 2005, which is reflected in selling, general and administrative expenses and charged to the Consumer International segment.

d. The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. FDA has recently issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. The Company disagrees with such draft guidance and has filed a response recommending alternative labeling to the FDA. The Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the draft guidance and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. While awaiting further FDA guidance, the Company has implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments eventually promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur further costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

e. The Company has commitments to acquire approximately $73.3 million of raw material, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders/requirements.

f. The Company has outstanding letters of credit $5.7 million with several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, a year’s worth of lease payments on a warehouse.

g. In connection with the acquisition of Unilever’s oral care brands in the United States and Canada, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the October 2003 acquisition. All payments will be accounted for as additional purchase price. The Company has paid approximately $4.9 million since the acquisition.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capabilities, and manufactured condoms, but purchased virtually all the support services it required for its U.S. domestic business from the Company under a management services agreement.

For the five months ended May 28, 2004, the Company invoiced Armkel $10.2 million for administrative and management oversight services (which was included as a reduction of selling, general and administrative expenses), purchased $0.8 million of deodorant anti-perspirant inventory produced by Armkel in the first five months of 2004 and sold Armkel $0.7 million of ARM & HAMMER products to be sold in international markets.

The Company divested the USA Detergents non-laundry business and other non-core assets to former USA Detergents executives in connection with the acquisition of USA Detergents. The Company has a $0.6 million ownership interest in USAD. The Company supplies USAD with certain laundry and cleaning products it produces to meet the needs of USAD’s markets at cost plus a mark-up. In addition, the Company leases manufacturing and office space to USAD under a separate agreement.

During 2005 and 2004, the Company sold $23.1 million, and $24.9 million, respectively, of laundry and cleaning products to USAD. Furthermore, the Company billed USAD $0.2 million and USAD billed the Company $0.1 million for leased space.

The Company’s only financial interest in Armkel, prior to its acquisition of Kelso’s interest in Armkel, and in USAD has been the Company’s direct equity investments in Armkel and USAD. The Company had no relationship with the other former equity holders of Armkel and the equity holders of USAD. For this reason, the Company believes it has had no incentive to negotiate with either Armkel or USAD in a manner that is not in the best interests of its stockholders generally.

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

For the twelve months ended December 31, 2005, 2004, 2003, the Company invoiced Armand $1.7, $1.5 and $1.6 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses) respectively. Intercompany sales of Armand products to the Company over the same periods were $10.7, $8.4 and $6.4 million respectively.

As of December 31, 2005 and 2004, the Company had outstanding receivables with Armand of $1.0 and $0.8 million. Also, the Company has outstanding accounts payable with Armand of $0.7 and $0.7 million as of December 31, 2005 and 2004 respectively.

For the twelve months ended December 31, 2005, 2004, 2003, the Company invoiced ArmaKleen $2.6, $2.6 and $3.3 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses) respectively. Intercompany sales of inventory to ArmaKleen over the same periods were $4.7, $4.8 and $5.0 million respectively.

As of December 31, 2005 and 2004, the Company had outstanding receivables with ArmaKleen of $0.7 and $0.1 million respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Segments

Segment Information

The Company has three reportable segments based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Consumer Domestic, Consumer International, Specialty Products Division (“SPD”). The Company also has a Corporate segment.

Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

The Company had 50 percent ownership interests in Armand and ArmaKleen as of December 31, 2005. Since the Company did not control these entities as of December 31, 2005, they were accounted for under the equity method in the consolidated financial statements of the Company. With respect to periods prior to the Armkel acquisition, the equity earnings of Armkel’s domestic results are included in the Consumer Domestic segment, and its international results in the Consumer International segment. The equity earnings of Armand and ArmaKleen are included in Corporate.

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2005. All amounts are presented in thousands. The segment discussion also presents product line information.

	Consumer Domestic	Consumer Inter’l	SPD	Corporate (1)	As Reported
Net sales
2005	$1,218,221	$297,241	$221,044	$—	$1,736,506
2004	1,077,101	176,694	208,267	—	1,462,062
2003	832,064	36,974	187,836	—	1,056,874

Gross profit
2005	473,505	137,091	47,118	(20,714)	637,000
2004	413,304	81,411	54,085	(15,412)	533,388
2003	269,273	11,882	48,980	(12,144)	317,991

Marketing Expenses
2005	133,677	46,808	2,937	—	183,422
2004	126,471	31,321	3,391	—	161,183
2003	81,371	5,439	1,997	—	88,807

Selling, General and Administration
2005	162,649	72,497	26,370	(20,714)	240,802
2004	150,990	37,025	27,849	(15,412)	200,452
2003	99,107	2,996	27,374	(12,144)	117,333

Operating Profit
2005	177,179	17,786	17,811	—	212,776
2004	135,843	13,065	22,845	—	171,753
2003	88,795	3,447	19,609	—	111,851

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consumer Domestic	Consumer Inter’l	SPD	Corporate (1)	As Reported

Income from Affiliates
2005	—	—	—	4,790	4,790
2004	5,744	5,033	—	4,338	15,115
2003	16,330	8,800	—	3,502	28,632

Interest Expenses (2)
2005	36,721	3,686	3,691	—	44,098
2004	32,753	3,147	5,507	—	41,407
2003	16,177	632	3,591	—	20,400

Loss on Early Estinguishment of Debt
2005	—	—	—	1,241	1,241
2004	—	—	—	22,871	22,871
2003	—	—	—	4,127	4,127

Investment Earnings (2)
2005	3,318	333	334	—	3,985
2004	2,551	245	429	—	3,225
2003	1,048	42	232	—	1,322

Other Income & Expenses (2)
2005	(1,107)	(111)	(111)	—	(1,329)
2004	1,287	124	217	—	1,628
2003	(248)	(10)	(55)	—	(313)

Income Before Taxes and Minority Interest
2005	142,669	14,322	14,343	3,549	174,883
2004	112,672	15,320	17,984	(18,533)	127,443
2003	89,748	11,647	16,195	(625)	116,965

Identifiable Assets
2005	1,423,006	305,669	170,613	62,829	1,962,117
2004	1,382,870	274,244	172,978	47,906	1,877,998
2003	681,912	11,943	156,773	268,989	1,119,617

Capital Expenditures
2005	24,750	8,160	4,827	—	37,737
2004	22,715	5,572	7,291	—	35,578
2003	22,606	—	8,068	—	30,674

Depreciation, Depletion & Amortization
2005	30,265	4,268	7,875	1,750	44,158
2004	27,684	2,388	9,021	—	39,093
2003	21,854	180	8,190	—	30,224

1)	The Corporate segment reflects the following:

1.	The administrative costs of the production planning and logistics functions, which are included in segment Selling, General and Administrative expenses but are elements of cost of goods sold in the Company’s Consolidated Statements of Income. Such amounts were $20.7 million, $15.4 million, and $12.1 million for 2005, 2004 and 2003, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Equity in earnings of affiliates from Armand Products and The Armakleen Company.
3.	Loss on early extinguishment of debt.
4.	Corporate assets include note receivable, deferred income taxes and the Company’s investment in unconsolidated affiliates.
(2)	Interest Expenses, Investment Earnings, and Other Income and Expenses were allocated to the Consumer Domestic, Consumer International and SPD segments based upon each segment’s relative Operating Profit.

Other than the differences noted in footnotes (1) and (2) above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies set forth in footnote 1 to the consolidated financial statements.

The following table shows product line revenues from external customers for each of the three years in the period ended December 31, 2005.

(In thousands)	2005	2004	2003
Household Products	$713,489	$680,309	$645,343
Personal Care Products	504,732	396,792	186,721

Total Consumer Domestic	1,218,221	1,077,101	832,064
Total Consumer International	297,241	176,694	36,974
Total SPD	221,044	208,267	187,836

Total Consolidated Net Sales	$1,736,506	$1,462,062	$1,056,874

Geographic Information

Approximately 78%, 83% and 91% of the net sales reported in the accompanying consolidated financial statements in 2005, 2004 and 2003, respectively were to customers in the United States. Approximately 88%, 92% and 94% of long-lived assets were located in the U.S. at December 31, 2005, 2004 and 2003, respectively. Excluding the US, no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

Customers

A group of three C&D Consumer customers accounted for approximately 25% of consolidated net sales in 2005, of which a single customer (Wal-Mart Stores, Inc.) accounted for approximately 18%. A group of three C&D Consumer customers accounted for approximately 26% of consolidated net sales in 2004, of which Wal-Mart accounted for approximately 18%. A group of three consumer customers accounted for approximately 26% of consolidated net sales in 2003 of which Wal-Mart accounted for approximately 17%.

Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The 6.0% senior subordinated notes are fully and unconditionally guaranteed by Church & Dwight Co., Inc. and domestic subsidiaries of the Company on a joint and several basis. The following information is being presented to comply with SEC Regulation S-X, Item 3-10.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental information for condensed consolidated balance sheets at December 31, 2005 and December 31, 2004, condensed consolidated income statements for the twelve months ended December 31, 2005 and December 31, 2004, and condensed consolidated statements of cash flows for the twelve-month periods ended December 31, 2005 and December 31, 2004 is summarized as follows (amounts in thousands):

Statements of Income

	For the Twelve Months Ended December 31, 2005
	Company And Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$1,475,193	$348,798	$(87,485)	$1,736,506
Gross profit	502,502	134,498	—	637,000
Income before taxes	145,544	29,430	—	174,974
Net Income	102,348	20,558	—	122,906

	For the Twelve Months Ended December 31, 2004
	Company And Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$1,263,551	$224,628	$(26,117)	$1,462,062
Gross profit	446,140	87,248	—	533,388
Income before taxes	110,697	16,742	—	127,439
Net Income	76,685	12,123	—	88,808

Consolidated Balance Sheet

	December 31, 2005
	Company And Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$198,221	$296,217	$—	$494,438
Other Assets	1,720,483	117,162	(369,966)	1,467,679

Total Assets	$1,918,704	$413,379	$(369,966)	$1,962,117

Liabilities and Stockholders’ Equity

Total Current Liabilities	$223,592	$246,867	$(60,749)	$409,710
Other Liabilities	817,072	38,457	—	855,529
Total Stockholders’ Equity	878,040	128,055	(309,217)	696,878

Total Liabilities and Stockholders’ Equity	$1,918,704	$413,379	$(369,966)	$1,962,117

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Company And Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$218,034	$275,762	$—	$493,796
Other Assets	1,441,369	113,597	(170,764)	1,384,202

Total Assets	$1,659,403	$389,359	$(170,764)	$1,877,998

Liabilities and Stockholders’ Equity

Total Current Liabilities	$197,139	$160,402	$(2)	$357,539
Other Liabilities	923,524	118,244	(81,339)	960,429
Total Stockholders’ Equity	538,740	110,713	(89,423)	560,030

Total Liabilities and Stockholders’ Equity	$1,659,403	$389,359	$(170,764)	$1,877,998

Statements of Cash Flows

	For the Twelve Months Ended December 31, 2005
	Company and Guarantor	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by Operating Activities	$163,542	$26,565	$190,107
Net Cash Used in Investing Activities	(73,922)	(31,192)	(105,114)
Net Cash (Used in) Provided by Financing Activities	(105,649)	4,425	(101,224)
Effect of exchange rate changes on cash and cash equivalents	—	(2,631)	(2,631)

Net Change In Cash & Cash Equivalents	(16,029)	(2,833)	(18,862)
Cash and Cash Equivalents at Beginning of Year	81,949	63,591	145,540

Cash and Cash Equivalents at End of Period	$65,920	$60,758	$126,678

	For the Twelve Months Ended December 31, 2004
	Company and Guarantor	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by Operating Activities	$100,700	$98,330	$199,030
Net Cash Used in Investing Activities	(160,655)	(69,152)	(229,807)
Net Cash Provided by Financing Activities	72,929	23,452	96,381
Effect of exchange rate changes on cash and cash equivalents	—	4,302	4,302

Net Change In Cash & Cash Equivalents	12,974	56,932	69,906
Cash and Cash Equivalents at Beginning of Year	68,975	6,659	75,634

Cash and Cash Equivalents at End of Period	$81,949	$63,591	$145,540

19. Net Assets Held For Sale

As part of the Armkel acquisition, the Company obtained title to property and facilities in Cranbury, New Jersey, which included research facilities that were in use as well as assets that are held for sale. The Company

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

closed on the sale of the Cranbury assets held for sale during the third and fourth quarters of 2005. The Company recorded a net gain of $0.6 million from the sale of these assets. This gain was included in the Consumer Domestic segment.

In January 2005, the Company signed an agreement to sell its manufacturing plant in Mexico. At the end of April, the Company closed on the sale of this facility and received, net of costs to sell, approximately $2.4 million, which is included in the Consumer International segment. The new owner of the plant is manufacturing products for the Company.

20. Unaudited Quarterly Financial Information

The unaudited quarterly results of operations are prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Adjustments are of a normal, recurring nature, except as discussed in the accompanying notes. Due to rounding differences, quarterly EPS may not add precisely to the annual amounts.

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2005
Net Sales	$420,674	$441,815	$442,743	$431,274	$1,736,506
Gross Profit	160,237	168,901	167,530	140,332	637,000
Income from Operations	67,152	59,830	53,889	31,905	212,776
Equity in Earnings of Affiliates	1,270	1,900	709	911	4,790
Net Income	37,701	34,380	34,598	16,227	122,906
Net Income per Share-Basic	$0.60	$0.54	$0.54	$0.25	$1.92
Net Income per Share-Diluted	$0.56	$0.51	$0.51	$0.25	$1.83

2004
Net Sales	$295,991	$340,785	$420,310	$404,976	$1,462,062
Gross Profit	96,562	119,676	160,589	156,561	533,388
Income from Operations	38,460	41,428	53,401	38,464	171,753
Equity in Earnings of Affiliates	9,824	2,792	1,143	1,356	15,115
Net Income	29,906	19,573	27,401	11,928	88,808
Net Income per Share-Basic	$0.49	$0.32	$0.44	$0.19	$1.44
Net Income per Share-Diluted	$0.46	$0.30	$0.42	$0.18	$1.36

2003
Net Sales	$248,298	$256,263	$265,566	$286,747	$1,056,874
Gross Profit	73,834	79,573	80,542	84,042	317,991
Income from Operations	28,781	25,049	28,874	29,147	111,851
Equity in Earnings of Affiliates	8,152	12,528	5,164	2,788	28,632
Net Income	20,946	24,626	19,522	15,867	80,961
Net Income per Share-Basic	$0.35	$0.41	$0.32	$0.26	$1.34
Net Income per Share-Diluted	$0.33	$0.39	$0.31	$0.25	$1.28

In the third and fourth quarters of 2005, the Company wrote-off $2.4 million and $2.2 million, respectively of manufacturing equipment removed from service.

During the fourth quarter of 2005, the Company recorded a restructuring charge related to the shutdown of a small consumer products manufacturing facility in Europe. The charge included the write-off of manufacturing

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equipment and leasehold improvements and a severance charge totaling $6.4 million. The Company also recorded asset impairment charges totaling $3.2 million at two of its SPD foreign subsidiaries as the values could not be supported by projected cash flows. The fourth quarter also includes the write-off of deferred financing costs of $1.2 million associated with the refinancing of the Company’s Term Loan B.

Fourth quarter 2004 results include a $1.8 million write off of manufacturing equipment that was removed from service, and a $14.9 million charge for net loss on early extinguishment of debt associated with refinancing the Company’s subordinated notes.

Third quarter 2004 results include an $6.1 million accounting charge relating to the step-up of opening inventory values associated with the Armkel acquisition.

Second quarter 2004 results include an $8.0 million charge for the early extinguishment of debt associated with refinancing its bank debt to effect the Armkel acquisition and a $4.1 million accounting charge related to the step-up of opening inventory that was associated with the Armkel acquisition.

Fourth quarter 2003 results include a $2.7 million impairment charge on manufacturing equipment and a net $2.6 million loss associated with the acquisition of the oral care business from Unilever. The $2.6 million loss includes a $5.9 million accounting charge related to the step-up of opening inventory values and a $4.9 million charge to write off deferred financing costs related to previous financing transactions and the settlement of interest rate swap agreements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements and Schedules

The following Consolidated Financial Statements included in Item 8 of this Form 10-K:

(a) 3. Exhibits

Unless otherwise noted, the file number for all Company filings with the Securities and Exchange Commission referenced below is 1-10585.

(2)	(a)	Asset Purchase Agreement, dated as of September 9, 2003, by and between Conopco, Inc. and Church & Dwight Co., Inc. incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on November 4, 2003.

	(b)	Stock Purchase Agreement, dated May 28, 2004, by and between Church & Dwight Co., Inc. and Kelso Blockers Holdings, LLC, an affiliate of Kelso & Company, incorporated by reference to Exhibit 2 to the Company’ current report on Form 8-K filed on June 7, 2004.

(3)	(a)	Restated Certificate of Incorporation dated May 9, 2005 incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

	(b)	By-laws of the Company as amended through January 31, 2001 incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003.

(4)	(a)	Indenture, dated August 11, 2003, by and between the Registrant and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-3 (Registration No. 333-109048). Includes form of the Company’s 5.25% Convertible Senior Debenture.

(10)	(a)	Purchase and Sale Agreement, dated January 16, 2003, by and between Church & Dwight Co., Inc. and Harrison Street Funding LLC, incorporated by reference to Exhibit 5.1 to the Company’s current report on Form 8-K filed on January 30, 2003.

	(b)	Receivables Purchase Agreement, dated January 16, 2003, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 5.2 to the Company’s current report on Form 8-K filed on January 30, 2003.

•	(c)	First Amendment to the Receivables Purchase Agreement, dated September 26, 2003, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank.

	(d)	Second Amendment to the Receivables Purchase Agreement, dated July 20, 2004, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(e) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	(e)	Purchase Agreement, dated as of December 15, 2004, by and between Church & Dwight Co., Inc. and J.P. Morgan Securities Inc., as representative of the initial purchasers, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K dated December 27, 2004.

	(f)	Indenture, dated December 22, 2004, by and between Church & Dwight Co., Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K dated December 27, 2004. Includes form of the Company’s 6% Senior Subordinated Notes.

	(g)	Amended and Restated Credit Agreement, dated December 23, 2005, by and between Church & Dwight Co., Inc., several banks and other financial institutions, The Bank of Nova Scotia, Bank of America, N.A. and National City Bank, each as a documentation agent, Citicorp North America, Inc., as syndication agent, and J.P. Morgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on January 9, 2006.

	*(h)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, incorporated herein by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 1997.

•	*(i)	Deferred Compensation Plan for Directors.

•	*(j)	The Stock Option Plan for Directors.

	*(k)	1994 Incentive Stock Option Plan, incorporated by reference to an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1994.

•	*(l)	Compensation Plan for Directors, amended and restated effective January 1, 2005.

	*(m)	The Church & Dwight Co., Inc. Stock Award Plan, incorporated by reference to the Company’s definitive Proxy Statement dated April 3, 2003.

	*(n)	Employment Agreement, dated January 16, 2006, by and between Church & Dwight Co., Inc. and Bruce F. Fleming for the position of Chief Marketing Officer, incorporated by reference to Exhibit 10 of the Company’s current report on Form 8-K dated January 23, 2006.

	*(o)	Employment Agreement, dated June 11, 2004, by and between Church & Dwight Co., Inc. and James R. Craigie for the position of President and Chief Executive Officer incorporated by reference to an Exhibit 10(s) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*(p)	Employment Agreement, dated June 16, 2003, by and between Church & Dwight Co., Inc. and Susan E. Goldy for the position of Vice President, General Counsel and Secretary incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended June 27, 2003.

	*(q)	Employment Agreement, dated June 1, 2002, by and between Armkel, LLC and Adrian Huns for the position of President International Consumer Products Division incorporated by reference to an Exhibit 10(u) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*(r)	Employment Agreement, dated January 3, 2002, by and between Church & Dwight Co., Inc. and Joseph A. Sipia, Jr. for the position of President and Chief Operating Officer, Specialty Products Division, incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

	*(s)	Employment Agreement, dated July 16, 2004, by and between Church & Dwight Co., Inc. and Louis H. Tursi for the position of Vice President, Domestic Consumer Sales incorporated by reference to an Exhibit 10(w) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

•	(11)	Computation of earnings per share.

•	(12)	Computation of ratios.

•	(21)	List of the Company’s subsidiaries.

•	(23.1)	Consent of Independent Registered Public Accounting Firm.

•	(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of Church & Dwight Co., Inc. pursuant to Rule13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2006.

CHURCH & DWIGHT CO., INC.

By:	/s/ JAMES R. CRAIGIE
James R. Craigie President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES R. CRAIGIE James R. Craigie	President and Chief Executive Officer	March 13, 2006

/s/ ZVI EIREF Zvi Eiref	Vice President Finance and Chief Financial Officer (Principal Financial Officer)	March 13, 2006

/s/ GARY P. HALKER Gary P. Halker	Vice President Finance and Treasurer (Principal Accounting Officer)	March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. ROSIE ALBRIGHT T. Rosie Albright	Director	March 13, 2006

/s/ JAMES R. CRAIGIE James R. Craigie	Director	March 13, 2006

/s/ ROBERT A. DAVIES, III Robert A. Davies, III	Chairman	March 13, 2006

/s/ ROSINA B. DIXON Rosina B. Dixon	Director	March 13, 2006

/s/ J. RICHARD LEAMAN, JR. J. Richard Leaman, Jr.	Director	March 13, 2006

/s/ ROBERT D. LEBLANC Robert D. LeBlanc	Director	March 13, 2006

/s/ JOHN D. LEGGETT, III John D. Leggett, III	Director	March 13, 2006

/s/ JOHN F. MAYPOLE John F. Maypole	Director	March 13, 2006

/s/ ROBERT A. MCCABE Robert A. McCabe	Director	March 13, 2006

/s/ DWIGHT C. MINTON Dwight C. Minton	Director	March 13, 2006

/s/ LIONEL L. NOWELL, III Lionel L. Nowell	Director	March 13, 2006

/s/ BURTON B. STANIAR Burton B. Staniar	Director	March 13, 2006

/s/ JOHN O. WHITNEY John O. Whitney	Director	March 13, 2006

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

(In thousands)

	Beginning Balance	Additions		Deductions	F/X	Ending Balance
		Charged to Expenses	Acquired	Amounts Written Off
Allowance for Doubtful Accounts
2005	$1,171	$1,252	$—	$(525)	$(72)	$1,826
2004	1,969	(1,198)	1,450	(1,130)	80	1,171
2003	1,546	824	—	(429)	28	1,969

Allowance for Cash Discounts
2005	$3,143	$31,056	$—	$(30,634)	$13	$3,578
2004	2,702	26,841	1,234	(27,657)	23	3,143
2003	4,637	20,510	—	(22,445)	—	2,702

Sales Returns and Allowances
2005	$12,934	$35,974	$—	$(37,347)	$20	$11,581
2004	5,992	27,364	2,586	(23,027)	19	12,934
2003	7,004	18,569	724	(20,305)	—	5,992