Form 10-Q
period 2006-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2006-05-09
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 5, 2006, there were 64,647,312 shares of Common Stock outstanding.

ITEM		PAGE
PART I

1.	Financial Statements	- 3 -
2.	Management’s Discussion and Analysis	- 16 -
3.	Quantitative and Qualitative Disclosure About Market Risk	- 19 -
4.	Controls and Procedures	- 19 -

PART II

1A.	Risk Factors	- 20 -
4.	Submission of Matters to a Vote of Security Holders	- 20 -
6.	Exhibits	- 20 -

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	Mar. 31, 2006	Apr. 1, 2005
Net Sales	$442,391	$420,674
Cost of sales	273,399	260,437

Gross Profit	168,992	160,237
Marketing expense	33,324	37,647
Selling, general and administrative expenses	63,348	55,438

Income from Operations	72,320	67,152
Equity in earnings of affiliates	1,660	1,270
Investment earnings	1,342	783
Other income (expense), net	2,220	(740)
Interest expense	(11,289)	(10,610)

Income before minority interest and income taxes	66,253	57,855
Minority interest	—	(9)

Income before income taxes	66,253	57,864
Income taxes	26,306	20,163

Net Income	39,947	37,701
Retained earnings at beginning of period	618,071	510,480

	658,018	548,181
Dividends paid	3,870	3,799

Retained earnings at end of period	$654,148	$544,382

Weighted average shares outstanding - Basic	64,478	63,321
Weighted average shares outstanding - Diluted	68,549	69,002

Net income per share - Basic	$0.62	$0.60
Net income per share - Diluted	$0.60	$0.56
Dividends Per Share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	Mar. 31, 2006	Dec. 31, 2005
Assets

Current Assets
Cash and cash equivalents	$123,041	$126,678
Accounts receivable, less allowances of $1,297 and $1,826	189,307	187,863
Inventories	180,696	156,149
Deferred income taxes	8,983	11,217
Note receivable – current	1,205	1,150
Prepaid expenses	10,089	11,381
Other current assets	1,314	—

Total Current Assets	514,635	494,438

Property, Plant and Equipment (Net)	328,392	326,903
Note Receivable	4,929	6,134
Equity Investment in Affiliates	10,898	10,855
Long-term Supply Contracts	3,897	4,094
Tradenames and Other Intangibles	537,328	541,970
Goodwill	525,044	523,676
Other Assets	56,197	54,047

Total Assets	$1,981,320	$1,962,117

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$114,899	$105,563
Accounts payable and accrued expenses	227,277	255,438
Current portion of long-term debt	19,083	15,719
Income taxes payable	31,279	32,990

Total Current Liabilities	392,538	409,710

Long-term Debt	616,824	635,261
Deferred Income Taxes	132,548	124,882
Deferred and Other Long Term Liabilities	44,886	40,823
Pension, Postretirement and Postemployment Benefits	53,233	54,305
Minority Interest	266	258
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value Authorized 150,000,000 shares, issued 69,991,482 shares	69,991	69,991
Additional paid-in capital	69,822	65,110
Retained earnings	654,148	618,071
Accumulated other comprehensive income (loss)	1,331	(454)

	795,292	752,718

Common stock in treasury, at cost:
5,384,180 shares in 2006 and 5,602,568 shares in 2005	(54,267)	(55,840)

Total Stockholders’ Equity	741,025	696,878

Total Liabilities and Stockholders’ Equity	$1,981,320	$1,962,117

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended
(Dollars in thousands)	Mar. 31, 2006	Apr. 1, 2005
Cash Flow From Operating Activities
Net Income	$39,947	$37,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,484	10,895
Equity in earnings of affiliates	(1,660)	(1,270)
Deferred income taxes	3,519	4,118
Asset impairment charge and other asset write-offs	2,689	154
Non cash compensation expense	2,109	172
Unrealized foreign exchange loss (gain)	(824)	—
Tax benefit on stock options exercised	(1,876)	—
Other	(1,305)	2,138
Change in assets and liabilities:
Accounts receivable	(82)	(21,775)
Inventories	(23,849)	(8,952)
Prepaid expenses	1,344	484
Accounts payable and accrued expenses	(28,452)	(10,856)
Income taxes payable	5,922	14,475
Distributions from unconsolidated affiliates	1,516	—
Other liabilities	2,090	3,877

Net Cash Provided By Operating Activities	13,572	31,161

Cash Flow From Investing Activities
Additions to property, plant and equipment	(10,556)	(7,951)
Acquisitions (net of cash acquired)	(385)	—
Return of capital from equity affiliates	100	—
Proceeds from note receivable	1,150	1,015
Distributions from unconsolidated affiliates	—	1,937
Contingent acquisition payments	(580)	(561)
Change in other long-term assets	(686)	128

Net Cash Used In Investing Activities	(10,957)	(5,432)

Cash Flow From Financing Activities
Long-term debt repayment	(15,455)	(77,128)
Short-term debt borrowings - net	6,858	8,946
Proceeds from stock options exercised	2,297	2,839
Tax benefit on stock options exercised	1,876	—
Payment of cash dividends	(3,870)	(3,798)
Bank overdrafts	2,026	—
Deferred financing costs	(44)	(261)

Net Cash Used In Financing Activities	(6,312)	(69,402)
Effect of exchange rate changes on cash and cash equivalents	60	35

Net Change In Cash and Cash Equivalents	(3,637)	(43,638)
Cash and Cash Equivalents at Beginning Of Year	126,678	145,540

Cash and Cash Equivalents at End Of Period	$123,041	$101,902

Cash paid during the three months for:
Interest (net of amounts capitalized)	$8,806	$7,846

Income taxes	$17,183	$2,091

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$2,555	$898

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2006 and the condensed consolidated statements of income and condensed consolidated statements of cash flow for the three months ended March 31, 2006 and April 1, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 31, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

The Company’s fiscal year begins on January 1st of the year stated and ends on December 31st. Quarterly periods are based on a 4 weeks - 4 weeks - 5 weeks methodology. As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could include a partial or expanded week.

The Company incurred research & development expenses in the first quarter of 2006 and 2005 of $9.4 million and $8.5 million, respectively. These expenses are included in selling, general and administrative expenses.

2. Recently Adopted Accounting Pronouncement

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”), which requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R using the modified prospective transition method under which the Company recognizes compensation cost on or after the required effective date of the Company’s adoption of SFAS No. 123R for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the original SFAS 123 for pro forma disclosures. Prior period financial statements have not been restated. In the first quarter of 2006, the Company recorded a pre-tax charge of $2.1 million associated with the fair-value of unvested stock options, of which $1.8 million was included in selling, general and administrative expenses and $0.3 million in cost of goods sold. The after-tax impact of the charge was $1.3 million. Basic and Diluted EPS were negatively impacted by $0.02 per share.

3. Inventories consist of the following:

(In thousands)	Mar. 31, 2006	Dec. 31, 2005
Raw materials and supplies	$50,543	$46,849
Work in process	10,558	9,895
Finished goods	119,595	99,405

	$180,696	$156,149

4. Property, Plant and Equipment consist of the following:

(In thousands)	Mar. 31, 2006	Dec. 31, 2005
Land	$13,314	$13,304
Buildings and improvements	140,365	139,572
Machinery and equipment	365,257	363,224
Office equipment and other assets	36,495	36,452
Software	23,615	24,504
Mineral rights	1,226	1,134
Construction in progress	22,353	13,007

	602,625	591,197
Less accumulated depreciation, depletion and amortization	274,233	264,294

Net Property, Plant and Equipment	$328,392	$326,903

Depreciation, depletion and amortization of property, plant and equipment amounted to $9.0 million and $8.5 million for the three months ended March 31, 2006 and April 1, 2005, respectively. Interest charges in the amount of $0.1 million and $0.1 million were capitalized in connection with construction projects for the three months ended March 31, 2006 and April 1, 2005, respectively.

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

	Three Months Ended
(In thousands)	Mar. 31, 2006	Apr. 1, 2005
Basic	64,478	63,321
Dilutive effect of stock options	845	2,455
Dilutive effect of convertible debentures	3,226	3,226

Diluted	68,549	69,002

Anti-dilutive stock options outstanding	625	20

6. Stock-Based Compensation

The Company has options outstanding under three equity compensation plans. Under the 1983 Stock Option Plan and the 1994 Incentive Stock Option Plan, the Company may grant options to key management employees. Under the Stock Option Plan for Directors the Company grants options to non-employee directors. Options outstanding under the plans are issued at market value, vest on the third anniversary of the date of grant and must be exercised within ten years of the date of grant. A total of 10.5 million shares of the Company’s common stock is authorized for issuance for the exercise of stock options. Issuances of Common Stock to satisfy employee option exercises will be made from treasury stock.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with APB 25, “Accounting for Stock Issued to Employees”. The Company’s pro forma net income and pro forma net income per share for the first quarter of 2005 determined as if the Company had adopted the fair value method of SFAS No. 123R, is presented below for comparison to the 2006 results:

(In thousands, except for per share data)	Three Months Ended Apr. 1, 2005
Net Income
As reported	$37,701
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	172
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,270)

Pro forma	$36,603

Net Income per Share: basic
As reported	$0.60
Pro forma	$0.58
Net Income per Share: diluted
As reported	$0.56
Pro forma	$0.54

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of option activity during the first quarter of 2006 is as follows:

	Options (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	4,742	$21.37
Granted	25	34.34
Exercised	(213)	10.81
Cancelled	(27)	27.99

Outstanding at March 31, 2006	4,527	$21.92	5.98	$69,060

Exercisable at March 31, 2006	2,287	$15.11	4.03	$50,467

During the first quarter of 2006 and 2005, the Company issued approximately 25 thousand and 21 thousand stock options at an average fair value of $14.27 and $16.24 per share, respectively, based upon the Black Scholes option pricing model. Key assumptions used for 2006 and 2005, respectively, were: expected life 8.6 years and 9.9 years, expected volatility 29.4% and 31.2%, risk-free interest rate 4.7% and 4.6%, dividend yield 0.7% and 0.7%. The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument. The total intrinsic value of options exercised during the first quarters of 2006 and 2005 was $5.2 million and $6.2 million, respectively. As of March 31, 2006, there was an approximate fair value of $11.0 million related to unamortized compensation expense, which is expected to be recognized over a weighted-average period of approximately one year. The Company’s 2006 Net Cash Provided by Operating Activities reflects the add back to net income of $2.1 million of non cash compensation expense. Net Cash Used in Financing Activities in 2006 includes $1.9 million of tax benefits on stock options exercised. In 2005, this benefit, amounting to $2.2 million, is included in Net Cash Provided by Operating Activities. During the first quarter of 2006, there were no modifications made to any options outstanding.

During 2005, the Company instituted a program under which officers who elect to receive up to 50% of their annual incentive compensation in shares of the Company’s common stock or stock equivalents, or otherwise increase their share ownership during a specified period of time, will be awarded restricted shares having a fair market value of 20% of the amount of stock and stock equivalents that an officer elects to receive or otherwise acquires. The restricted shares vest on the third anniversary of the date of grant. During the three year vesting period, officers holding these shares will have voting rights and receive dividends either in cash or through reinvestment in additional shares. During the first quarter of 2006, approximately 6 thousand restricted shares were issued. The $197 thousand value of these restricted shares will be expensed over the three year vesting period.

7. Segment Information

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

The Company has 50 percent ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”). Since the Company does not control these entities, they are accounted for under the equity method in the consolidated financial statements of the Company. The equity earnings of Armand and ArmaKleen are presented in the table below under Corporate.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment sales and income before taxes and minority interest for the first quarter period of 2006 and 2005 are as follows:

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
First Quarter 2006	$314,035	$72,803	$55,553	$—	$442,391
First Quarter 2005	297,716	69,355	53,603	—	420,674

Income before Minority Interest and Income Taxes(1)
First Quarter 2006	$53,320	$7,231	$4,042	$1,660	$66,253
First Quarter 2005	40,992	10,852	4,741	1,270	57,855

(1)	In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit.

The following table discloses product line revenues from external customers for the three months ended March 31, 2006 and April 1, 2005.

	Three Months Ended
(In thousands)	Mar. 31, 2006	Apr. 1, 2005
Household Products	$183,820	$167,246
Personal Care Products	130,215	130,470

Total Consumer Domestic	314,035	297,716
Total Consumer International	72,803	69,355
Total SPD	55,553	53,603

Total Consolidated Net Sales	$442,391	$420,674

Household Products include deodorizing and cleaning products and laundry products. Personal Care Products include condoms, pregnancy kits, oral and skin care products.

8. Short-term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)	Mar. 31, 2006	Dec. 31, 2005
Short-term borrowings
Securitization of accounts receivable due in April 2006	$99,300	$92,500
Various debt due to Brazilian banks	10,588	10,078
Bank overdraft debt	5,011	2,935
Other international debt	—	50

Total short-term debt	$114,899	$105,563

Long-term debt
Term A loan	$285,000	$300,000
Amount due 2006 $ 11,102
Amount due 2007 $ 28,816
Amount due 2008 $ 28,816
Amount due 2009 $ 57,632
Amount due 2010 $158,634
Convertible debentures due on August 15, 2033	100,000	100,000
Senior subordinated notes (6%) due December 22, 2012	250,000	250,000
Various debt due to Brazilian banks ($777 in 2006, $130 in 2007)	907	980

Total long-term debt	635,907	650,980
Less: current maturities	19,083	15,719

Net long-term debt	$616,824	$635,261

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The long-term debt principal payments required to be made are as follows:

(In thousands)
Due by March 31, 2007	$19,083
Due by March 31, 2008	28,946
Due by March 31, 2009	36,020
Due by March 31, 2010	82,993
Due by March 31, 2011	118,865
Due April 1, 2011 and subsequent	350,000

$635,907

During the first quarter of 2006, the Company paid approximately $15.0 million of its Term A Loan, of which $11.5 million were voluntary payments.

In April 2006, the accounts receivable securitization facility was renewed with similar terms and a new maturity date of April 2007.

9. Goodwill and Other Intangible Assets

The following table provides information related to the carrying value of all intangible assets:

(In thousands)	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
Amortized intangible assets:
Tradenames	$81,068	$(19,806)	$61,262	$80,203	$(17,684)	$62,519
Customer Relationship	63,556	(1,925)	61,631	64,056	(1,129)	62,927
Patents/Formulas	27,220	(6,281)	20,939	27,220	(5,490)	21,730
Non Compete Agreement	1,143	(496)	647	1,143	(467)	676

Total	$172,987	$(28,508)	$144,479	$172,622	$(24,770)	$147,852

Unamortized intangible assets-carrying value
Tradenames	$392,849			$394,118

In the first quarter of 2006, the Company recorded a $1.8 million impairment charge associated with a Consumer International skin care tradename. The impairment charge was a result of increased competitive activity. The amount recorded was the difference between the carrying value and the net present value of estimated cash flows, which represents the estimated fair value of the asset. The charge is included in selling, general and administrative expenses in the Consumer International segment.

Intangible amortization expense amounted to $2.9 million for the first three months of 2006 and $1.8 million for the same period of 2005. The Company’s estimated intangible amortization will be approximately $11.5 million in each of 2007-2009 and approximately $10.8 million in 2010 and 2011.

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty	Total
Balance December 31, 2005	$467,933	$33,155	$22,588	$523,676
Additional goodwill associated with Unilever contingent payment	483	—	—	483
Additional goodwill associated with the SPINBRUSH acquisition(1)	816	—	—	816
Other	—	69	—	69

Balance March 31, 2006	$469,232	$33,224	$22,588	$525,044

(1)	Reflects completion of purchase price valuation and additional fees.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Comprehensive Income

The following table provides information relating to the Company’s comprehensive income for the three months ended March 31, 2006 and April 1, 2005:

	Three Months Ended
(In thousands)	Mar. 31, 2006	Apr. 1, 2005
Net Income	$39,947	$37,701
Other Comprehensive Income, net of tax:
Foreign exchange translation adjustments	1,785	1,725

Comprehensive Income	$41,732	$39,426

11. Pension and Postretirement Plans

The following table discloses the net periodic benefit cost for the Company’s pension and postretirement plans for the three months ended March 31, 2006 and April 1, 2005.

	Pension Costs Three Months Ended
(In thousands)	Mar. 31, 2006	Apr. 1, 2005
Components of Net Periodic Benefit Cost:
Service cost	$564	$597
Interest cost	1,634	1,606
Expected return on plan assets	(1,594)	(1,516)
Amortization of prior service cost	—	5
Recognized actuarial loss	23	51

Net periodic benefit cost	$627	$743

	Postretirement Costs Three Months Ended
(In thousands)	Mar. 31, 2006	Apr. 1, 2005
Components of Net Periodic Benefit Cost:
Service cost	$128	$126
Interest cost	300	289
Amortization of prior service cost	21	17
Recognized actuarial (gain) or loss	4	(1)

Net periodic benefit cost	$453	$431

The Company made cash contributions of approximately $2.3 million to certain of its pension plans during the first three months of 2006 and expects to make additional contributions of $6.0 million during the remainder of the year.

12. Commitments, contingencies and guarantees

a.	In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits owned by each of the two partners in Wyoming. The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons, at the prevailing market price. There are no other material transactions with the partnership or the Company’s partner.

b.	On October 26, 2005, a New Jersey state court jury rendered a $15.0 million verdict against the Company. The verdict followed a trial involving a claim against the Company by Andes Trading De Mexico S.A., alleging that the Company breached a purported agreement granting the plaintiff exclusive distribution rights in Mexico with respect to the Company’s consumer products. The Company disagrees with the verdict and believes that it is not supported by the evidence offered at the trial. Shortly after the verdict was rendered, the Company filed a motion for a new trial and for remittitur of the verdict. On December 9, 2005, the court granted the motion in part and denied it in part. The court reduced the damages to $9.8 million but did not grant the Company’s request for new trial. Subsequent to the court’s ruling, the Company filed a notice of appeal stating that the verdict against it should be vacated and a new trial ordered. The Company intends to pursue the appeal vigorously and has recorded a reserve of $9.8 million.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

c.	The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The FDA has recently issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. The Company has filed a response recommending alternative labeling to the FDA. The Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the draft guidance and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. While awaiting further FDA guidance, the Company has implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments eventually promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur further costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

d.	As of March 31, 2006, the Company has commitments to acquire approximately $84.5 million of raw material, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders/requirements.

e.	The Company has $11.7 million of outstanding letters of credit with several banks which guarantee payment in the event of the Company’s insolvency for such things as finished goods inventory, insurance claims and a year’s worth of lease payments on a warehouse.

f.	In connection with the acquisition of Unilever’s oral care brands in the United States and Canada, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the October 2003 acquisition. The Company made a $0.5 million payment in the three months ended March 31, 2006 that was accounted for as additional purchase price. The Company has paid approximately $5.5 million since the acquisition.

g.	The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any liability ultimately arising from these actions will not have a material adverse effect on its financial position.

13. Related Party Transactions

The Company divested the USA Detergents non-laundry business and other non-core assets to former USA Detergents executives in connection with its acquisition of USA Detergents in 2001. The Company has a $0.6 million ownership interest in USAD. The Company supplies USAD with certain laundry and cleaning products it produces to meet the needs of USAD’s markets at cost plus a mark-up. In addition, the Company leases manufacturing and office space to USAD under a separate agreement.

During the three month periods ended March 31, 2006 and April 1, 2005, the Company sold $4.4 and $5.4 million, respectively, of laundry and cleaning products to USAD. Furthermore, the Company billed USAD $0.1 million and USAD billed the Company $0.1 million for leased space.

For the three months ended March 31, 2006 and April 1, 2005, the Company invoiced Armand $0.4 and $0.4 million, respectively, for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses). Intercompany sales of Armand products to the Company over the same periods were $2.4 and $2.1 million, respectively.

As of March 31, 2006 and April 1, 2005, the Company had outstanding receivables from Armand of $0.8 and $0.7 million, respectively. Also, the Company has outstanding accounts payable to Armand of $1.1 and $1.0 million as of March 31, 2006 and April 1, 2005, respectively.

For the three months ended March 31, 2006 and April 1, 2005, the Company invoiced ArmaKleen $0.7 and $0.6 million, respectively, for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses). Intercompany sales of inventory to ArmaKleen over the same periods were were $1.4 and $1.4 million, respectively.

As of March 31, 2006 and April 1, 2005, the Company had outstanding receivables from ArmaKleen of $1.1 and $0.3 million, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The Company’s 6% senior subordinated notes are fully and unconditionally guaranteed by Church & Dwight Company, a Wyoming corporation (“C&D Wyoming”). The Company and guarantor financial information includes the Company and C&D Wyoming, whose total assets are approximately 1% of total Company and guarantor assets. The following information is being presented in response to Item 3-10 of Regulation S-X, promulgated by the Securities and Exchange Commission.

Supplemental information for condensed consolidated balance sheets at March 31, 2006 and December 31, 2005, condensed consolidated income statements and condensed consolidated statements of cash flows for the three month period ended March 31, 2006 and April 1, 2005 are summarized as follows (amounts in thousands):

Statements of Income

	For the Three Months Ended March 31, 2006
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations (Total inter- company sales)	Total Consolidated
Net sales	$397,965	$86,029	$(41,603)	$442,391
Gross profit	136,190	32,802	—	168,992
Income before taxes	57,868	8,385	—	66,253
Net Income	33,633	6,314	—	39,947

	For the Three Months Ended April 1, 2005
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations (Total inter- company sales)	Total Consolidated
Net sales	$346,596	$82,806	$(8,728)	$420,674
Gross profit	124,582	35,655	—	160,237
Income before taxes	43,386	14,478	—	57,864
Net Income	27,428	10,273	—	37,701

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheet

	March 31, 2006
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$213,394	$301,241	$—	$514,635
Other Assets	1,730,597	106,885	(370,797)	1,466,685

Total Assets	$1,943,991	$408,126	$(370,797)	$1,981,320

Liabilities and Stockholders’ Equity

Total Current Liabilities	$220,509	$233,516	$(61,487)	$392,538
Other Liabilities	810,829	36,928	—	847,757
Total Stockholders’ Equity	912,653	137,682	(309,310)	741,025

Total Liabilities and Stockholders’ Equity	$1,943,991	$408,126	$(370,797)	$1,981,320

	December 31, 2005
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$198,221	$296,217	$—	$494,438
Other Assets	1,720,483	117,162	(369,966)	1,467,679

Total Assets	$1,918,704	$413,379	$(369,966)	$1,962,117

Liabilities and Stockholders’ Equity

Total Current Liabilities	$223,592	$246,867	$(60,749)	$409,710
Other Liabilities	817,072	38,457	—	855,529
Total Stockholders’ Equity	878,040	128,055	(309,217)	696,878

Total Liabilities and Stockholders’ Equity	$1,918,704	$413,379	$(369,966)	$1,962,117

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Cash Flows

	For the Three Months Ended March 31, 2006
	Company and Guarantor	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$21,942	$(8,370)	$13,572

Net Cash Used in Investing Activities	(10,168)	(789)	(10,957)

Net Cash (Used in) Provided by Financing Activities	(13,572)	7,260	(6,312)
Effect of exchange rate changes on cash and cash equivalents	—	60	60

Net Change In Cash & Cash Equivalents	(1,798)	(1,839)	(3,637)
Cash and Cash Equivalents at Beginning of Year	65,920	60,758	126,678

Cash and Cash Equivalents at End of Period	$64,122	$58,919	$123,041

	For the Three Months Ended April 1, 2005
	Company and Guarantor	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$37,463	$(6,302)	$31,161

Net Cash Used in Investing Activities	(3,836)	(1,596)	(5,432)

Net Cash (Used in) Provided by Financing Activities	(76,164)	6,762	(69,402)
Effect of exchange rate changes on cash and cash equivalents	—	35	35

Net Change In Cash & Cash Equivalents	(42,537)	(1,101)	(43,638)
Cash and Cash Equivalents at Beginning of Year	81,949	63,591	145,540

Cash and Cash Equivalents at End of Period	$39,412	$62,490	$101,902

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated Results

Net Sales

Net Sales for the quarter ended March 31, 2006 were $442.4 million, $21.7 million or 5.2% above last year. Included in the 2006 results are $12.3 million associated with the SPINBRUSH toothbrush business and the small skin care business acquired by the Company during the fourth quarter of 2005, reduced by unfavorable foreign exchange rates of $1.5 million. The quarterly results were also affected by price increases that became effective February 1, 2006. Due to the timing of previously planned promotional events, especially for laundry products, the full benefit of the price increases will not be realized until the second quarter of 2006.

Operating Costs

The Company’s gross margin in the current quarter of 38.2% is virtually unchanged as compared to last year’s 38.1%. Gross margin was favorably affected by the impact of the SPINBRUSH business and the above mentioned price increases. Offsetting these items is an unfavorable product mix, (more household products, fewer personal care products), and a substantial increase in commodity costs over the past year, particularly for oil-based raw and packaging materials used in the laundry and specialty products businesses, as well as some residual costs from Hurricane Katrina.

Marketing expenses in the first quarter of 2006 were $33.3 million, a decrease of $4.3 million as compared to last year as the Company is shifting spending into the second quarter to support several new product launches.

Selling, general and administrative expenses (“SG&A”) of $63.3 million in the first quarter of 2006 increased $7.9 million or 14.3% as compared to last year. The increase is primarily due to $1.8 million of stock option expense associated with the Company’s adoption of SFAS No. 123R on January 1, 2006, a $1.8 million tradename impairment charge related to a Consumer International skin care product, higher legal professional fee expenses of $2.1 million, an increase of $0.8 million of intangible asset amortization primarily related to the Company’s SPINBRUSH acquisition, and higher deferred compensation cost of $0.6 million due to an increase in the Company’s stock price during the quarter.

Other Income and Expenses

Interest expense increased $0.7 million as a result of higher interest rates partially offset by lower average debt outstanding. Investment earnings increased $0.6 million as a result of higher interest rates and higher cash available for investment.

Other income/expense in 2006 primarily includes the fair market value of common stock the Company received in connection with the demutualization of an insurance company in which the Company was the policyholder of a guaranteed annuity contract associated with a defined benefit plan and foreign exchange gains related to intercompany loans between the Company’s subsidiaries. In 2005, the Company reported foreign exchange losses associated with these loans.

Taxation

The effective tax rate for the quarter was 39.7% as compared to 34.8% for the same period of last year. This year’s tax rate was negatively impacted by approximately $1.8 million as a result of the expiration of the research and development tax credit on December 31, 2005.

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

Segment sales and income before taxes and minority interest for the first quarter of 2006 and 2005 are as follows:

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
First Quarter 2006	$314,035	$72,803	$55,553	$—	$442,391
First Quarter 2005	297,716	69,355	53,603	—	420,674

Income before Minority Interest and Income Taxes(1)
First Quarter 2006	$53,320	$7,231	$4,042	$1,660	$66,253
First Quarter 2005	40,992	10,852	4,741	1,270	57,855

(1)	In determining Income before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit.

Consumer Domestic

Consumer Domestic net sales increased $16.3 million or 5.5% to $314.0 million in the first quarter of 2006, as compared to the first quarter of 2005. Included in the 2006 results is $7.7 million associated with the SPINBRUSH toothbrush business. The Company assumed responsibility for all SPINBRUSH sales and other functions in the U.S., Canada and the U.K. by April 1, 2006, and will recognize the gross amount of sales and expenses from the SPINBRUSH business within the consolidated statement of earnings for the U.S. and most foreign locations during the second quarter. Also contributing to the higher sales were sales volume and effective price increases associated with liquid laundry detergent, higher pregnancy kits and condom sales and sales of ELEXA. Partially offsetting these higher sales were lower toothpaste and antiperspirant product sales. As previously announced, the Company implemented price increases ranging from 4% to over 10% for products representing about 35% of its U.S. consumer products portfolio, effective February 1, 2006. These products include ARM & HAMMER and XTRA liquid laundry detergents, ARM & HAMMER SUPER SCOOP cat litter and ARM & HAMMER baking soda. As price increases came into effect, the Company honored previously-agreed trade promotion commitments through quarter-end, especially for laundry products. Consequently, the full benefit of the higher prices will not be realized until the second quarter. The Company may experience an impact on product demand as consumers adjust to the higher prices. However, in the long run, these price increases are expected to improve the Company’s margins and help achieve its financial goals.

Consumer Domestic Income before Minority Interest and Income Taxes for the first quarter increased $12.3 million to $53.3 million. This increase is due to the contribution from the SPINBRUSH business, the effect of price increases for liquid laundry detergents, and lower marketing costs relating to certain oral care products. The higher profitability was partially offset by higher oil based manufacturing and freight costs and higher SG&A expenses (primarily stock option expense, higher legal professional fees and costs associated with the SPINBRUSH business).

Consumer International

Consumer International net sales increased $3.4 million or 5.0% to $72.8 million in the first quarter of 2006 as compared to the first quarter of 2005. The 2006 net sales include $4.6 million of net cash received from the SPINBRUSH toothbrush business and the skin care product acquired late in 2005 as well as strong laundry product sales in Canada and increased French exports, offset by unfavorable foreign exchange rates of $1.0 million and by lower sales of certain skin care and oral care brands in England and skin care brands in France.

Consumer International Income before Minority Interest and Income Taxes decreased $3.6 million to $7.2 million in the current quarter as compared to the first quarter of 2005. The decrease is a result of higher manufacturing and distribution costs, an unfavorable sales mix (more lower margin household products) and the $1.8 million tradename impairment charge. Partially offsetting this decline was contribution from the SPINBRUSH business and the skin care product acquired in late 2005.

Specialty Products (SPD)

Specialty Products net sales increased $2.0 million or 3.6% to $55.6 million in the first quarter of 2006 as compared to the first quarter of 2005. The increase is primarily due to $1.8 million of higher sales in Brazil, as well as increased sales of other specialty chemicals, partially offset by lower animal nutrition product sales and unfavorable foreign exchange rates of $0.5 million.

Specialty Products Income before Minority Interest and Income Taxes decreased $0.7 million to $4.0 million in the current quarter as compared to the first quarter of 2005 principally due to higher manufacturing costs for certain animal nutrition products and increased SG&A expenses.

Liquidity and Capital Resources

Net Debt

The Company had outstanding total debt of $750.8 million and cash of $123.0 million (of which approximately $54.8 million resides in foreign subsidiaries) at March 31, 2006. Total debt less cash (“net debt”) was $627.8 million at March 31, 2006. This compares to total debt of $756.5 million and cash of $126.7 million, resulting in net debt of $629.8 million at December 31, 2005. The reduction of net debt since the beginning of the fiscal year is primarily due to voluntary and mandatory bank debt payments of $15.0 million, partially offset by an increase of $6.8 million associated with the accounts receivable purchase agreement. In April 2006, the accounts receivable securitization facility was renewed with similar terms and a new maturity date of April 2007.

	Quarter Ended
Cash Flow Analysis (In thousands)	Mar. 31, 2006	Apr. 1, 2005
Net Cash Provided by Operating Activities	$13,572	$31,161
Net Cash Used in Investing Activities	(10,957)	(5,432)
Net Cash Used in Financing Activities	(6,312)	(69,402)

Net Cash Provided by Operations – The Company’s net cash provided by operations in the first quarter of 2006 decreased $17.6 million to $13.6 million as compared to the same period in 2005. The decrease was primarily due to an increase in working capital (exclusive of cash and cash equivalents). The impact of the increase in working capital was partially offset by higher income before non-cash charges for depreciation, amortization, stock-based compensation and impairment charges. Operating cash flows are expected to be sufficient to meet the anticipated cash requirements for the remainder of the year.

For the quarter ended March 31, 2006, the components of working capital that significantly impacted operating cash flow are as follows:

Inventories increased by $23.8 million primarily due to the purchase of SPINBRUSH inventory, which commenced toward the end of the first quarter in anticipation of the end of the provision of transition services by P&G, the purchase of inventory for ELEXA, and the need to maintain higher inventory levels to support increased sales.

Accounts payable and other accrued expenses decreased $28.5 million primarily due to payments associated with incentive compensation and profit sharing plans and the timing of payments related to increased payables at December 31, 2005.

Net cash used in Investing Activities – Net cash used in investing activities during the first quarter of 2006 was $11.0 million reflecting $10.6 million of additions for property, plant and equipment, partially offset by proceeds from a note receivable.

Net cash used in Financing Activities – Net cash used in financing activities during the first quarter of 2006 was $6.3 million. This represents voluntary Term A Loan payments of $15.0 million, net of an increase of $6.8 million in short-term borrowings related to our accounts receivable securitization, the payment of cash dividends of $3.9 million and tax benefits from stock option exercises of $1.9 million.

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility and management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was $89.4 million for the first three months of 2006. The leverage ratio (total debt to Adjusted EBITDA) for the 12 months ended March 31, 2006 was 2.50 which is below the maximum of 4.25 permitted under the agreement, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for the twelve months ended March 31, 2006 was 6.66 which is above the minimum of 3.0 permitted under the agreement. This credit facility is secured by the assets of the Company and one of its domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the three months ended March 31, 2006 is as follows (in millions):

Net Cash Provided by Operating Activities	$13.6
Interest Expense	11.3
Current Portion Income Tax Provision	22.8
Change in Working Capital and Other Liabilities	44.9
Investment Income	(1.3)
Other	(1.9)

Adjusted EBITDA (per loan agreement)	$89.4

Recently Adopted Accounting Pronouncement

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R which requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R using the modified prospective transition method under which the Company recognizes compensation cost on or after the effective date of the Company’s adoption of SFAS 123R for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the original SFAS 123 for pro forma disclosures. Prior period financial statements have not been restated. In the first quarter of 2006, the Company recorded a pre-tax charge of $2.1 million associated with the fair-value of unvested stock options, of which $1.8 million was included in selling, general and administrative expenses and $0.3 million in cost of goods sold. The after-tax impact of the charge was $1.3 million. Basic and Diluted EPS were negatively impacted by $0.02 per share.

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

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements relating, among others, to short- and long-term financial objectives, sales and earnings growth, margin improvement, marketing spending, pricing changes in certain of its products and the timing of benefits from such pricing changes, new product introductions, the effect of the SpinBrush acquisition and the timing of the operational transition of the SpinBrush business to Church & Dwight, market demand as consumers adjust to higher prices, achievement of financial goals, earnings per share, and the adoption of Statement of Financial Accounting Standards No. 123 (revised) and the anticipated effect of such adoption on earnings per share. These statements represent the intentions, plans, expectations and beliefs of Church & Dwight, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events and price increases on consumer demand), raw material and energy prices, the financial condition of major customers, unanticipated delays in the transition of the SpinBrush business, and effect on marketing spending of product introduction timelines. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the divestiture of assets. For a description of additional factors that could cause actual results to differ materially from the forward looking statements, see Church & Dwight’s 2005 annual report filed with the SEC, including the information in Church & Dwight’s annual report on Form 10-K in Item 1A, “Risk Factors.”

The Company undertakes no obligation to publicly update any forward-looking statements. You are advised, however, to consult any further disclosures the Company makes on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held May 4, 2006. The following nominees were elected to serve on the Company’s Board of Directors for a term of three years:

Nominees	For	Withheld
T. Rosie Albright	60,003,234	961,810
Robert A. McCabe	60,160,978	804,067
Lionel L. Nowell, III	60,418,564	546,481

The Company’s other directors whose term of office continued after the meeting are: J. Richard Leaman, Jr., Dwight C. Minton, John O. Whitney, James R. Craigie, Robert A. Davies, III, Rosina B. Dixon and Robert D. LeBlanc.

The voting results on the other matter submitted to a stockholder vote at the Annual Meeting was as follows:

Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for 2006:

For	Against	Abstain	Broker Non-Votes
59,388,319	1,229,289	347,437	0

ITEM 6. EXHIBITS

(3.1) Restated Certificate of Incorporation of the Company, as amended through May 9, 2005 – incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

(3.2) By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003.

(10.1) Change in Control and Severance Agreement, dated March 31, 2006, by and between the Company and James R. Craigie.

(10.2) Change in Control and Severance Agreement, dated March 31, 2006, by and between the Company and Joseph A. Sipia, Jr.

(10.3) Substantially identical form of Change in Control and Severance Agreements, dated March 31, 2006, by and between the Company and each of Jacquelin J. Brova, Mark G. Conish, Steven P. Cugine, Zvi Eiref, Bruce F. Fleming, Susan E. Goldy, Adrian J. Huns, Paul A. Siracusa and Louis H. Tursi. In accordance with Instruction 2 to Item 601 of Regulation S-K, these agreements need not be filed with this report.

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

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE: May 9, 2006	/s/ Zvi Eiref
ZVI EIREF
VICE PRESIDENT FINANCE AND
CHIEF FINANCIAL OFFICER

DATE: May 9, 2006	/s/ Gary P. Halker
GARY P. HALKER
VICE PRESIDENT FINANCE AND
TREASURER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

(3.1)	Restated Certificate of Incorporation of the Company, as amended through May 9, 2005 – incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

(3.2)	By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003.

(10.1)	Change in Control and Severance Agreement, dated March 31, 2006, by and between the Company and James R. Craigie.

(10.2)	Change in Control and Severance Agreement, dated March 31, 2006, by and between the Company and Joseph A. Sipia, Jr.

(10.3)	Substantially identical form of Change in Control and Severance Agreements, dated March 31, 2006, by and between the Company and each of Jacquelin J. Brova, Mark G. Conish, Steven P. Cugine, Zvi Eiref, Bruce F. Fleming, Susan E. Goldy, Adrian J. Huns, Paul A. Siracusa and Louis H. Tursi. In accordance with Instruction 2 to Item 601 of Regulation S-K, these agreements need not be filed with this report.

(11)	Computation of earnings per share.

(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.