Form 10-Q
period 2006-06-30
CHURCH & DWIGHT CO INC /DE/
filed 2006-08-08
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 3, 2006, there were 64,902,099 shares of Common Stock outstanding.

PART I

PAGE
ITEM
1.	Financial Statements	- 3 -
2.	Management’s Discussion and Analysis	- 18 -
3.	Quantitative and Qualitative Disclosure About Market Risk	- 22 -
4.	Controls and Procedures	- 22 -

PART II

1A.	Risk Factors	- 24 -
6.	Exhibits	- 24 -

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net Sales	$458,584	$441,815	$900,975	$862,489
Cost of sales	273,791	272,914	547,190	533,351

Gross Profit	184,793	168,901	353,785	329,138
Marketing expense	54,230	51,063	87,554	88,710
Selling, general and administrative expenses	63,907	58,008	127,255	113,446

Income from Operations	66,656	59,830	138,976	126,982
Equity in earnings of affiliates	1,740	1,900	3,400	3,170
Investment earnings	1,155	900	2,497	1,683
Other income (expense), net	299	261	2,519	(479)
Interest expense	(11,535)	(10,799)	(22,824)	(21,409)

Income before minority interest and income taxes	58,315	52,092	124,568	109,947
Minority interest	3	(8)	3	(17)

Income before income taxes	58,312	52,100	124,565	109,964
Income taxes	21,906	17,720	48,212	37,883

Net Income	36,406	34,380	76,353	72,081
Retained earnings at beginning of period	654,148	544,382	618,071	510,480

	690,554	578,762	694,424	582,561
Dividends paid	3,881	3,809	7,751	7,608

Retained earnings at end of period	$686,673	$574,953	$686,673	$574,953

Weighted average shares outstanding - Basic	64,702	63,671	64,590	63,496

Weighted average shares outstanding - Diluted	68,768	69,222	68,673	69,112

Net income per share - Basic	$0.56	$0.54	$1.18	$1.14

Net income per share - Diluted	$0.54	$0.51	$1.14	$1.07

Dividends Per Share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	June 30, 2006	Dec. 31, 2005
Assets

Current Assets
Cash and cash equivalents	$110,187	$126,678
Accounts receivable, less allowances of $1,419 and $1,826	214,759	187,863
Inventories	192,131	156,149
Deferred income taxes	7,720	11,217
Note receivable – current	1,205	1,150
Prepaid expenses	11,951	11,381

Total Current Assets	537,953	494,438

Property, Plant and Equipment (Net)	329,842	326,903
Note Receivable	4,929	6,134
Equity Investment in Affiliates	11,219	10,855
Long-term Supply Contracts	3,700	4,094
Tradenames and Other Intangibles	539,454	541,970
Goodwill	530,183	523,676
Other Assets	55,996	54,047

Total Assets	$2,013,276	$1,962,117

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$106,035	$105,563
Accounts payable and accrued expenses	231,828	255,438
Current portion of long-term debt	21,612	15,719
Income taxes payable	21,041	32,990

Total Current Liabilities	380,516	409,710

Long-term Debt	609,786	635,261
Deferred Income Taxes	134,957	124,882
Deferred and Other Long Term Liabilities	44,650	40,823
Pension, Postretirement and Postemployment Benefits	52,702	54,305
Minority Interest	361	258
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value Authorized 150,000,000 shares, issued 69,991,482 shares	69,991	69,991
Additional paid-in capital	76,540	65,110
Retained earnings	686,673	618,071
Accumulated other comprehensive income (loss)	9,533	(454)

	842,737	752,718
Common stock in treasury, at cost:
5,129,564 shares in 2006 and 5,602,568 shares in 2005	(52,433)	(55,840)

Total Stockholders’ Equity	790,304	696,878

Total Liabilities and Stockholders’ Equity	$2,013,276	$1,962,117

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2006	July 1, 2005
Cash Flow From Operating Activities
Net Income	$76,353	$72,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	24,923	22,114
Equity in earnings of affiliates	(3,400)	(3,170)
Deferred income taxes	7,061	6,121
Asset impairment charges and other asset write-offs	3,987	3,978
Non cash compensation expense	4,904	—
Distributions from unconsolidated affiliates	3,024	3,575
Unrealized foreign exchange gain	(3,320)	(665)
Other	3	274
Change in assets and liabilities:
Accounts receivable	(19,611)	(42,397)
Inventories	(32,874)	(11,276)
Prepaid expenses	(412)	(218)
Accounts payable and accrued expenses	(26,454)	(4,446)
Income taxes payable	(2,449)	17,924
Other liabilities	622	146
Tax benefit on stock options exercised	(3,784)	—

Net Cash Provided By Operating Activities	28,573	64,041

Cash Flow From Investing Activities
Additions to property, plant and equipment	(21,189)	(18,749)
Proceeds from sale of fixed assets	—	2,350
Return of capital from equity affiliates	100	—
Proceeds from note receivable	1,150	1,015
Acquisitions	(7,521)	—
Contingent acquisition payments	(1,013)	(1,241)
Change in other long-term assets	(1,430)	(187)

Net Cash Used In Investing Activities	(29,903)	(16,812)

Cash Flow From Financing Activities
Long-term debt repayment	(19,582)	(103,138)
Short-term debt borrowings - net	3,012	4,809
Proceeds from stock options exercised	6,146	10,899
Tax benefit on stock options exercised	3,784	—
Payment of cash dividends	(7,751)	(7,608)
Bank overdrafts	(2,985)	10,000
Deferred financing costs	(69)	(300)

Net Cash Used In Financing Activities	(17,445)	(85,338)
Effect of exchange rate changes on cash and cash equivalents	2,284	2,032

Net Change In Cash and Cash Equivalents	(16,491)	(36,077)
Cash and Cash Equivalents at Beginning Of Year	126,678	145,540

Cash and Cash Equivalents at End Of Period	$110,187	$109,463

Cash paid during the six months for:
Interest (net of amounts capitalized)	$22,372	$19,032

Income taxes	$44,086	$14,202

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$2,297	$776

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of income for the three and six months ended June 30, 2006 and July 1, 2005 and the condensed consolidated statements of cash flow for the six months ended June 30, 2006 and July 1, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2006 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4 weeks - 4 weeks - 5 weeks methodology. As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could include a partial or expanded week. Certain subsidiaries operating outside of North America are included for periods beginning and ending one month prior to the period presented.

The Company incurred research & development expenses in the second quarters of 2006 and 2005 of $10.7 million and $9.2 million, respectively. The Company incurred research & development expenses in the first six months of 2006 and 2005 of $20.1 million and $17.7 million, respectively. These expenses are included in selling, general and administrative expenses.

2. Recently Adopted Accounting Pronouncement

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”), which requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R using the modified prospective transition method under which the Company recognizes compensation cost on or after the effective date of the Company’s adoption of SFAS No. 123R for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the original SFAS 123 for pro forma disclosures. Prior period financial statements have not been restated. In the second quarter of 2006, the Company recorded a pre-tax charge of $2.8 million associated with the fair-value of unvested stock options, of which $2.5 million was included in selling, general and administrative expenses and $0.3 million in cost of goods sold. The after-tax impact of the charge was $1.7 million. Basic and Diluted EPS were negatively impacted by $0.02 per share. In the first half of 2006, the Company recorded a pre-tax charge of $4.8 million associated with the fair-value of unvested stock options, of which $4.2 million was included in selling, general and administrative expenses and $0.6 million in cost of goods sold. The after-tax impact of the charge was $3.0 million. Basic and Diluted EPS were negatively impacted by $0.04 per share.

3. Inventories consist of the following:

(In thousands)	June 30, 2006	Dec. 31, 2005
Raw materials and supplies	$51,055	$46,849
Work in process	10,740	9,895
Finished goods	130,336	99,405

	$192,131	$156,149

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property, Plant and Equipment consist of the following:

(In thousands)	June 30, 2006	Dec. 31, 2005
Land	$13,555	$13,304
Buildings and improvements	140,834	139,572
Machinery and equipment	368,314	363,224
Office equipment and other assets	36,563	36,452
Software	23,588	24,504
Mineral rights	1,224	1,134
Construction in progress	28,919	13,007

	612,997	591,197
Less accumulated depreciation, depletion and amortization	283,155	264,294

Net Property, Plant and Equipment	$329,842	$326,903

Depreciation, depletion and amortization of property, plant and equipment amounted to $17.9 million and $16.9 million for the six months ended June 30, 2006 and July 1, 2005, respectively. Depreciation, depletion and amortization of property, plant and equipment amounted to $8.9 million and $8.4 million for the three months ended June 30, 2006 and July 1, 2005, respectively. Interest charges in the amount of $0.3 million and $0.2 million were capitalized in connection with construction projects for the six months ended June 30, 2006 and July 1, 2005, respectively. Interest charges in the amount of $0.2 million and $0.1 million were capitalized in connection with construction projects for the three months ended June 30, 2006 and July 1, 2005, respectively.

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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Basic	64,702	63,671	64,590	63,496
Dilutive effect of stock options	837	2,325	855	2,390
Dilutive effect of convertible debentures	3,229	3,226	3,228	3,226

Diluted	68,768	69,222	68,673	69,112

Anti-dilutive stock options outstanding	69	1	70	2

6. Stock-Based Compensation

The Company has options outstanding under three equity compensation plans. Under the 1983 Stock Option Plan and the 1994 Incentive Stock Option Plan, the Company may grant options to key management employees. Under the Stock Option Plan for Directors, the Company grants options to non-employee directors. Options outstanding under the plans are issued at market value on the date of the grant, vest on the third anniversary of the date of grant and must be exercised within ten years of the date of grant. A total of 10.5 million shares of the Company’s common stock is authorized for issuance for the exercise of stock options. Issuances of Common Stock to satisfy employee option exercises are made from treasury stock.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”. The Company’s pro forma net income and pro forma net income per share for the three and six months of 2005 determined as if the Company had adopted the fair value method of SFAS No. 123R, is presented below for comparison to the 2006 results:

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for per share data)	Three Months Ended July 1, 2005	Six Months Ended July 1, 2005
Net Income
As reported	$34,380	$72,081
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	(17)	155
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,121)	(2,391)

Pro forma	$33,242	$69,845

Net Income per Share: basic
As reported	$0.54	$1.14
Pro forma	$0.52	$1.10
Net Income per Share: diluted
As reported	$0.51	$1.07
Pro forma	$0.50	$1.04

A summary of option activity during the six months of 2006 is as follows:

	Options (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	4,742	$21.37
Granted	804	35.07
Exercised	(467)	13.15
Cancelled	(33)	28.31

Outstanding at June 30, 2006	5,046	$24.27	6.5	$60,717

Exercisable at June 30, 2006	2,853	$17.30	4.7	$54,192

During the second quarter of 2006 and 2005, the Company issued approximately 0.8 million and 0.7 million stock options at an average fair value of $13.43 and $13.46 per share, respectively, based upon the Black Scholes option pricing model. Key assumptions used for the second quarter of 2006 and 2005, respectively, were: expected life 6.4 years and 6.6 years, expected volatility 30.4% and 33.0%, risk-free interest rate 5.1% and 4.0%, dividend yield 0.7% and 0.7%. The Company determined the option’s life based on historical exercise behavior and determined the option’s expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument. The total intrinsic value of options exercised during the second quarter of 2006 and 2005 was $5.4 million and $12.3 million, respectively.

During the first half of 2006 and 2005, the Company issued approximately 0.8 million and 0.7 million stock options at an average fair value of $13.45 and $13.54 per share, respectively, based upon the Black Scholes option pricing model. Key assumptions used for the first half of 2006 and 2005, respectively, were: expected life 6.4 years and 6.6 years, expected volatility 30.4% and 33.0%, risk-free interest rate 5.1% and 4.0%, dividend yield 0.7% and 0.7%. The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument. The total intrinsic value of options exercised during the first half of 2006 and 2005 was $10.6 million and $18.5 million, respectively. As of June 30, 2006, there was an approximate fair value of $17.8 million related to unamortized compensation expense, which is expected to be recognized over a weighted-average period of approximately two years. The Company’s 2006 Net Cash Provided by Operating Activities reflects the add back to net income of $4.8 million of non cash compensation expense. Net Cash Used in Financing Activities in 2006 includes $3.8 million of tax benefits on stock options exercised. In 2005, this benefit, amounting to $6.2 million, is included in Net Cash Provided by Operating Activities in the income tax payable caption. During the second quarter of 2006, there were no modifications made to any options outstanding.

During 2005, the Company instituted a program under which officers who elect to receive up to 50% of their annual incentive compensation in shares of the Company’s common stock or stock equivalents, or otherwise increase their share ownership during a specified period of time, will be awarded restricted shares having a fair market value of 20% of the amount of stock and stock equivalents that an officer elects to receive or otherwise acquires. The restricted shares vest on the third anniversary of the date of grant. During the three year vesting period, officers holding

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these shares will have voting rights and receive dividends either in cash or through reinvestment in additional shares. During the first half of 2006, approximately 6 thousand restricted shares were issued. The $197 thousand value of these restricted shares will be expensed over the three year vesting period.

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

Segment sales and income before taxes and minority interest for the second quarter and year to date periods of 2006 and 2005 are as follows:

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
Second Quarter 2006	$321,031	$82,510	$55,043	$—	$458,584
Second Quarter 2005	307,139	78,126	56,550	—	441,815

Year to Date 2006	$635,066	$155,313	$110,596	$—	$900,975
Year to Date 2005	604,855	147,481	110,153	—	862,489

Income before Minority Interest and Income Taxes(1)
Second Quarter 2006	$46,659	$5,850	$4,066	$1,740	$58,315
Second Quarter 2005	37,358	8,157	4,677	1,900	52,092

Year to Date 2006	$99,979	$13,081	$8,108	$3,400	$124,568
Year to Date 2005	78,350	19,009	9,418	3,170	109,947

(1)	In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit.

The following table discloses product line revenues from external customers for the three and six month periods ended June 30, 2006 and July 1, 2005.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Household Products	$177,846	$179,349	$361,666	$346,596
Personal Care Products	143,185	127,790	273,400	258,259

Total Consumer Domestic	321,031	307,139	635,066	604,855
Total Consumer International	82,510	78,126	155,313	147,481
Total SPD	55,043	56,550	110,596	110,153

Total Consolidated Net Sales	$458,584	$441,815	$900,975	$862,489

Household Products include deodorizing and cleaning products and laundry products. Personal Care Products include condoms, pregnancy kits, oral and skin care products.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Short-term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)	June 30, 2006	Dec. 31, 2005
Short-term borrowings
Securitization of accounts receivable due in April 2007	$100,000	$92,500
Various debt due to Brazilian banks	6,035	10,078
Bank overdraft debt	—	2,935
Other international debt	—	50

Total short-term debt	$106,035	$105,563

Long-term debt
Term A loan	$281,398	$300,000
Amount due 2006 $ 7,204
Amount due 2007 $ 28,816
Amount due 2008 $ 28,816
Amount due 2009 $ 57,632
Amount due 2010 $ 158,930
Convertible debentures due on August 15, 2033	100,000	100,000
Senior subordinated notes (6%) due December 22, 2012	250,000	250,000
Various debt due to Brazilian banks	—	980

Total long-term debt	631,398	650,980
Less: current maturities	21,612	15,719

Net long-term debt	$609,786	$635,261

The long-term debt principal payments required to be made are as follows:

(In thousands)
Due by June 30, 2007	$21,612
Due by June 30, 2008	28,816
Due by June 30, 2009	43,224
Due by June 30, 2010	108,059
Due by June 30, 2011	79,687
Due July 1, 2011 and subsequent	350,000

$631,398

During the second quarter and six month period of 2006, the Company paid approximately $3.6 million and $18.6 million of its Term A Loan, of which $0.0 million and $11.5 million were voluntary payments, respectively. The Company’s Brazilian subsidiary paid down its borrowings by a net amount of approximately $5.0 million in the second quarter and the six month period in 2006.

In April 2006, the accounts receivable securitization facility was renewed with similar terms and a new maturity date of April 2007.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Goodwill and Other Intangible Assets

The following table provides information related to the carrying value of all intangible assets:

(In thousands)	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
Amortized intangible assets:
Tradenames	$81,395	$(21,185)	$60,210	$80,203	$(17,684)	$62,519
Customer Relationships	66,256	(2,725)	63,531	64,056	(1,129)	62,927
Patents/Formulas	27,220	(7,071)	20,149	27,220	(5,490)	21,730
Non Compete Agreement	1,143	(525)	618	1,143	(467)	676

Total	$176,014	$(31,506)	$144,508	$172,622	$(24,770)	$147,852

Unamortized intangible assets-carrying value
Tradenames	$394,946			$394,118

In the first quarter of 2006, the Company recorded a $1.8 million impairment charge associated with a Consumer International skin care tradename. In the second quarter of 2006, the Company completed its annual impairment test of goodwill and indefinite lived intangible assets and recorded $0.9 million in impairment charges of which $0.4 million related to a Consumer Domestic brand and $0.5 million related to Consumer International brands. The impairment charges were a result of increased competitive activity. The amounts recorded were the differences between the carrying values and the net present values of estimated cash flows, which represent the estimated fair value of the assets. The charges are included in selling, general and administrative expenses in the respective segments.

Intangible amortization expense amounted to $2.9 million for the second quarter of 2006 and $5.8 million for the six months of 2006. Intangible amortization expense amounted to $2.1 million for the second quarter of 2005 and $3.9 million for the six months of 2005. The Company’s estimated intangible amortization will be approximately $11.5 million in each of 2007-2009 and approximately $11.0 million in 2010 and 2011.

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty	Total
Balance December 31, 2005	$467,933	$33,155	$22,588	$523,676
Additional goodwill associated with Unilever contingent payment	1,300	—	—	1,300
Additional goodwill associated with the SPINBRUSH acquisition(1)	868	—	—	868
Additional goodwill associated with the USAD Canada acquisition(2)	4,295	—	—	4,295
Other	(25)	69	—	44

Balance June 30, 2006	$474,371	$33,224	$22,588	$530,183

(1)	Reflects completion of purchase price valuation and additional fees.
(2)	Reflects preliminary purchase price valuation. (See Note 15 to the condensed consolidated financial statements included in this report for additional information regarding this acquisition.)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Comprehensive Income

The following table provides information relating to the Company’s comprehensive income for the three and six months ended June 30, 2006 and July 1, 2005:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net Income	$36,406	$34,380	$76,353	$72,081
Other Comprehensive Income, Net of Tax:
Foreign Exchange Translation Adjustments	8,202	215	9,987	1,940
Company’s portion of Armkel’s Accumulated Other Comprehensive Income	—	—	—	1

Comprehensive Income	$44,608	$34,595	$86,340	$74,022

11. Pension and Postretirement Plans

The following table discloses the net periodic benefit cost for the Company’s pension and postretirement plans for the three and six months ended June 30, 2006 and July 1, 2005.

	Pension Costs Three Months Ended		Pension Costs Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Components of Net Periodic Benefit Cost:
Service cost	$599	$597	$1,163	$1,194
Interest cost	1,688	1,606	3,322	3,212
Expected return on plan assets	(1,651)	(1,516)	(3,245)	(3,032)
Amortization of prior service cost	—	5	—	10
Recognized actuarial loss	23	50	46	100

Net periodic benefit cost	$659	$742	$1,286	$1,484

	Postretirement Costs Three Months Ended		Postretirement Costs Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Components of Net Periodic Benefit Cost:
Service cost	$130	$126	$258	$252
Interest cost	302	289	602	578
Amortization of prior service cost	20	17	41	34
Recognized actuarial (gain) or loss	5	(1)	9	(2)

Net periodic benefit cost	$457	$431	$910	$862

The Company made cash contributions of approximately $4.6 million to certain of its pension plans during the first six months of 2006 and expects to make additional contributions of $3.9 million during the remainder of the year.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments, contingencies and guarantees

a.	In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits owned by each of the two partners in Wyoming. The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons, at the prevailing market price. The Company is not engaged in any other material transactions with the partnership or the Company’s partner.

b.	On October 26, 2005, a New Jersey state court jury rendered a $15.0 million verdict against the Company. The verdict followed a trial involving a claim against the Company by Andes Trading De Mexico S.A., alleging that the Company breached a purported agreement granting the plaintiff exclusive distribution rights in Mexico with respect to the Company’s consumer products. The Company disagrees with the verdict and believes that it is not supported by the evidence offered at the trial. Shortly after the verdict was rendered, the Company filed a motion for a new trial and for remittitur of the verdict. On December 9, 2005, the court granted the motion in part and denied it in part. The court reduced the damages to $9.8 million but did not grant the Company’s request for new trial. Subsequent to the court’s ruling, the Company filed a notice of appeal stating that the verdict against it should be vacated and a new trial ordered. The Company has filed the appeal and intends to vigorously argue that the verdict was against the weight of the evidence and facts presented at trial. The Company has recorded a reserve of $9.8 million and posted a bond for the verdict amount plus costs.

c.	The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The FDA has recently issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. The Company has filed a response recommending alternative labeling to the FDA. The Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the draft guidance and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. While awaiting further FDA guidance, the Company has implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments eventually promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur further costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

d.	As of June 30, 2006, the Company has commitments to acquire approximately $86.5 million of raw material, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders/requirement.

e.	The Company has $11.4 million of outstanding letters of credit drawn on several banks which, in the event of the Company’s insolvency, guarantee payment for such things as finished goods inventory, insurance claims and a year’s worth of lease payments on a warehouse.

f.	In connection with the acquisition of Unilever’s oral care brands in the United States and Canada, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the October 2003 acquisition. The Company made cash payments of $0.9 million in the six months ended June 30, 2006, and accrued a payment of $0.4 million based on the second quarter’s operating performance. This was accounted for as additional purchase price. The Company has paid approximately $5.9 million in additional performance-based payments since the acquisition.

g.	The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any liability ultimately arising from these actions will not have a material adverse effect on its financial position and results of operations.

13. Related Party Transactions

The Company divested the USA Detergents (“USAD”) non-laundry business and other non-core assets to former USAD executives in connection with its acquisition of USAD in 2001. The Company has a $0.6 million ownership interest in USAD. The Company has been supplying USAD with certain laundry and cleaning products at cost plus a mark-up, and USAD had the exclusive rights to sell these products in Canada. In addition, the Company leases office and laboratory space to USAD under a separate agreement.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the six month periods ended June 30, 2006 and July 1, 2005, the Company sold $8.9 and $10.9 million, respectively, of laundry and cleaning products to USAD. Furthermore, the Company billed USAD $0.2 million and USAD billed the Company $0.2 million for leased space. As of June 30, 2006 and July 1, 2005, the Company had outstanding accounts receivable from USAD of $2.7 and $3.5 million, respectively.

For the six months ended June 30, 2006 and July 1, 2005, the Company invoiced Armand $0.8 and $0.8 million, respectively, for administration and management oversight services (which was recorded as a reduction of selling, general and administrative expenses). Intercompany sales of Armand products to the Company over the same periods were $5.3 and $4.8 million, respectively. As of June 30, 2006 and July 1, 2005, the Company had outstanding accounts receivable from Armand of $1.2 and $1.0 million, respectively. Also, the Company had outstanding accounts payable to Armand of $1.4 and $1.4 million as of June 30, 2006 and July 1, 2005, respectively.

For the six months ended June 30, 2006 and July 1, 2005, the Company invoiced ArmaKleen $1.4 and $1.3 million, respectively, for administration and management oversight services (which was recorded as a reduction of selling, general and administrative expenses). Intercompany sales of inventory to ArmaKleen over the same periods were $2.5 and $2.6 million, respectively. As of June 30, 2006 and July 1, 2005, the Company had outstanding accounts receivable from ArmaKleen of $0.8 and $0.4 million, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The Company’s 6% senior subordinated notes are fully and unconditionally guaranteed by Church & Dwight Company, a Wyoming corporation (“C&D Wyoming”). The Company and guarantor financial information includes Church & Dwight Co., Inc. and C&D Wyoming. The total assets of C&D Wyoming are approximately 1% of total Company and guarantor assets. The following information is being presented in response to Item 3-10 of Regulation S-X, promulgated by the Securities and Exchange Commission.

Supplemental information for condensed consolidated balance sheets at June 30, 2006 and December 31, 2005, condensed consolidated income statements and condensed consolidated statements of cash flows for the three and six month period ended June 30, 2006 and July 1, 2005 are summarized as follows (amounts in thousands):

Statements of Income

	For the Three Months Ended June 30, 2006
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations (Total inter- company sales)	Total Consolidated
Net sales	$405,056	$94,269	$(40,741)	$458,584
Gross profit	144,842	39,951	—	184,793
Income before taxes	51,078	7,234	—	58,312
Net Income	31,441	4,965	—	36,406

	For the Three Months Ended July 1, 2005
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations (Total inter- company sales)	Total Consolidated
Net sales	$357,624	$91,639	$(7,448)	$441,815
Gross profit	129,538	39,363	—	168,901
Income before taxes	37,932	14,168	—	52,100
Net Income	24,482	9,898	—	34,380

	For the Six Months Ended June 30, 2006
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations (Total inter- company sales)	Total Consolidated
Net sales	$803,021	$180,298	$(82,344)	$900,975
Gross profit	281,032	72,753	—	353,785
Income before taxes	108,946	15,619	—	124,565
Net Income	65,074	11,279	—	76,353

	For the Six Months Ended July 1, 2005
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations (Total inter- company sales)	Total Consolidated
Net sales	$704,220	$174,445	$(16,176)	$862,489
Gross profit	254,121	75,017	—	329,138
Income before taxes	81,320	28,644	—	109,964
Net Income	51,911	20,170	—	72,081

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheet

	June 30, 2006
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$201,105	$336,848	$—	$537,953
Other Assets	1,745,239	109,773	(379,689)	1,475,323

Total Assets	$1,946,344	$446,621	$(379,689)	$2,013,276

Liabilities and Stockholders’ Equity

Total Current Liabilities	$191,721	$253,361	$(64,566)	$380,516
Other Liabilities	805,860	36,596	—	842,456
Total Stockholders’ Equity	948,763	156,664	(315,123)	790,304

Total Liabilities and Stockholders’ Equity	$1,946,344	$446,621	$(379,689)	$2,013,276

	December 31, 2005
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$198,221	$296,217	$—	$494,438
Other Assets	1,720,483	117,162	(369,966)	1,467,679

Total Assets	$1,918,704	$413,379	$(369,966)	$1,962,117

Liabilities and Stockholders’ Equity

Total Current Liabilities	$223,592	$246,867	$(60,749)	$409,710
Other Liabilities	817,072	38,457	—	855,529
Total Stockholders’ Equity	878,040	128,055	(309,217)	696,878

Total Liabilities and Stockholders’ Equity	$1,918,704	$413,379	$(369,966)	$1,962,117

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Cash Flows

	For the Six Months Ended June 30, 2006
	Company and Guarantor	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$38,791	$(10,218)	$28,573
Net Cash Used in Investing Activities	(28,833)	(1,070)	(29,903)
Net Cash (Used in) Provided by Financing Activities	(25,000)	7,555	(17,445)
Effect of exchange rate changes on cash and cash equivalents	—	2,284	2,284

Net Change In Cash & Cash Equivalents	(15,042)	(1,449)	(16,491)
Cash and Cash Equivalents at Beginning of Year	65,920	60,758	126,678

Cash and Cash Equivalents at End of Period	$50,878	$59,309	$110,187

	For the Six Months Ended July 1, 2005
	Company and Guarantor	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$81,210	$(17,169)	$64,041
Net Cash Used in Investing Activities	(14,175)	(2,637)	(16,812)
Net Cash (Used in) Provided by Financing Activities	(90,146)	4,808	(85,338)
Effect of exchange rate changes on cash and cash equivalents	—	2,032	2,032

Net Change In Cash & Cash Equivalents	(23,111)	(12,966)	(36,077)
Cash and Cash Equivalents at Beginning of Year	81,948	63,592	145,540

Cash and Cash Equivalents at End of Period	$58,837	$50,626	$109,463

15.	Acquisition

Late in the second quarter of 2006, the Company reacquired the distribution rights from USAD to sell Xtra laundry detergent and Nice N’ Fluffy liquid fabric softener in Canada for $7.0 million and agreed to make an additional performance-based payment of a maximum of $2.5 million based upon the one year performance from the closing date. The acquisition was funded out of the Company’s available cash. An appraisal of the assets acquired is in process. The accompanying financial statements reflect a preliminary allocation, which assigns the purchase price to intangible assets.

16.	Subsequent Event

On August 7, 2006, the Company closed on its previously announced acquisition of the net assets of Orange Glo International, Inc., which sells laundry and cleaning products such as OxiClean®, a premium-priced laundry pre-wash additive, Kaboom® bathroom cleaner and Orange Glo® household cleaner. The Company paid approximately $326.0 million, plus fees, in cash at closing, which was financed through a $250.0 million addition to its bank credit facility combined with available cash. The transaction is structured as an asset purchase and an appraisal of the assets acquired will begin. The Company anticipates a significant amount of the purchase price will be allocated to intangible assets. The Company’s financial statements will reflect the results of operations from the acquisition date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated Results

Net Sales

Net Sales for the quarter ended June 30, 2006 were $458.6 million, $16.8 million or 3.8% above sales during the same quarter last year. Included in the 2006 net sales are $19.7 million associated with the SPINBRUSH toothbrush business and small skin care business acquired by the Company during the fourth quarter of 2005 (“acquired businesses”), and favorable foreign exchange rates of $0.4 million. The Company assumed responsibility for all SPINBRUSH sales and other functions in the U.S., Canada and the U.K. on April 1, 2006, and recognized the gross amount of sales and expenses from the SPINBRUSH business within the consolidated statement of earnings for the U.S. and most foreign locations during the second quarter. During the transition period prior to April 1, 2006, when the seller of the SPINBRUSH business maintained these responsibilities, the Company accounted for the net cash received as other revenue. The quarterly results were also favorably affected by price increases that became effective February 1, 2006. The Company estimates that the effect of increased prices affected net sales by 4%, which was offset by the effect of lower volumes.

Net Sales for the six months ended June 30, 2006 were $901.0 million, $38.5 million or 4.5% above last year’s six month period. Included in the 2006 results are $32.1 million associated with the SPINBRUSH toothbrush business and small skin care business acquired by the Company during the fourth quarter of 2005, reduced by unfavorable foreign exchange rates of $1.0 million. The six month results were also affected by price increases that became effective February 1, 2006; however, due to the timing of previously planned promotional events, especially for laundry products, the full benefit of the price increases were not realized until the second quarter. The Company estimates that the effect of increased prices affected net sales by 3%, which was offset by the effect of lower volumes.

Operating Costs

The Company’s gross profit in the current quarter increased $15.9 million to $184.8 million compared to the second quarter of 2005. Approximately $10.0 million of the increase was associated with the acquired businesses (which also have a higher average gross margin than that of the Company’s pre-existing products) and the balance of the increase is due to the net effect of the price increases, partially offset by a substantial increase in commodity costs over the past year, particularly for oil-based raw and packaging materials used in the laundry and specialty products businesses. As a result, the Company’s gross margin increased 210 bps to 40.3% in the current quarter from 38.2% in the second quarter of 2005. For the six month period, gross profit increased $24.6 million to $353.8 million. Gross margin improved to 39.3% as compared to 38.2% for the first six months of 2005. The reasons for the increase are consistent with those of the second quarter. The six month change of 110 bps is less than the second quarter’s change as a result of the timing of the price increase.

Marketing expenses in the second quarter of 2006 were $54.2 million, an increase of $3.2 million as compared to last year’s second quarter. The increase is primarily associated with expenses in support of the businesses acquired late in 2005. Marketing expenses for the six month period of 2006 decreased $1.2 million as compared to the comparable prior year period. Support for acquired businesses and an increase in Consumer International expenses were more than offset by lower expenses for pre-existing Consumer Domestic products. The Company anticipates second half 2006 marketing expenses to be significantly higher than the second half of 2005 to support new product activity.

Selling, general and administrative expenses (“SG&A”) of $63.9 million in the second quarter of 2006 increased $5.9 million or 10.2% as compared to last year’s second quarter. The increase is primarily due to $2.5 million of stock option expense associated with the Company’s adoption of SFAS No. 123R on January 1, 2006, an increase of $2.3 million of personnel and related expenses, an increase of $0.8 million of intangible asset amortization primarily related to the Company’s SPINBRUSH acquisition and a reduction of $2.9 million associated with tradename impairment charges related to certain Consumer Domestic and Consumer International personal care products. SG&A expenses for the six month period in 2006 increased $13.8 million as compared to the first six months of 2005. The increase is a result of stock option expense of $4.2 million, higher legal professional fees of $2.3 million, higher personnel and related expenses of $3.2 million, and an increase of $1.9 million of intangible asset amortization primarily related to the Company’s SPINBRUSH acquisition.

Other Income and Expenses

Interest expense in the second quarter of 2006 increased $0.7 million as compared to the second quarter of 2005 as a result of higher interest rates partially offset by lower average debt outstanding. Investment income for the second quarter of 2006 increased $0.3 million as compared to the second quarter of 2005 as a result of higher interest rates. Interest expense for the first six months of 2006 increased $1.4 million and investment income increased $0.8 million for the same reasons as pertained to the second quarter increases.

Other income/expense for the six months of 2006 primarily includes the fair market value of common stock the Company received in connection with the demutualization of an insurance company in which the Company was the policyholder of a guaranteed annuity contract associated with a defined benefit plan. Also included are foreign exchange gains related to intercompany loans between the Company’s subsidiaries. In 2005, the Company reported foreign exchange losses associated with these loans.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS-(Continued)

Taxation

The effective tax rate for the first six months of 2006 was 38.7% as compared to 34.5% for the same period of last year. This year’s tax rate was negatively affected by approximately $2.3 million as a result of the expiration of the research and development tax credit on December 31, 2005.

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

Segment sales and income before taxes and minority interest for the second quarter and year to date periods of 2006 and 2005 are as follows:

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
Second Quarter 2006	$321,031	$82,510	$55,043	$—	$458,584
Second Quarter 2005	307,139	78,126	56,550	—	441,815

Year to Date 2006	$635,066	$155,313	$110,596	$—	$900,975
Year to Date 2005	604,855	147,481	110,153	—	862,489

Income before Minority Interest and Income Taxes(1)
Second Quarter 2006	$46,659	$5,850	$4,066	$1,740	$58,315
Second Quarter 2005	37,358	8,157	4,677	1,900	52,092

Year to Date 2006	$99,979	$13,081	$8,108	$3,400	$124,568
Year to Date 2005	78,350	19,009	9,418	3,170	109,947

(1)	In determining Income before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit.

Product line revenues for external customers for the three and six month periods ended June 30, 2006 and July 1, 2005 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Household Products	$177,846	$179,349	$361,666	$346,596
Personal Care Products	143,185	127,790	273,400	258,259

Total Consumer Domestic	321,031	307,139	635,066	604,855
Total Consumer International	82,510	78,126	155,313	147,481
Total SPD	55,043	56,550	110,596	110,153

Total Consolidated Net Sales	$458,584	$441,815	$900,975	$862,489

Consumer Domestic

Consumer Domestic net sales increased $13.9 million or 4.5% to $321.0 million in the second quarter of 2006, as compared to the second quarter of 2005. The increase is primarily due to sales of SPINBRUSH. The Company assumed responsibility for all SPINBRUSH sales and other functions in the U.S., Canada and the U.K. on April 1, 2006, and recognized the gross amount of sales and expenses from the SPINBRUSH business within the consolidated statement of earnings for the U.S. and most foreign locations at the beginning of the second quarter. Sales of the segment’s pre-existing product lines were virtually unchanged as a result of higher prices, which contributed to a sales

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS-(Continued)

increase of over 4% but was offset by lower volume. Effective February 1, 2006, the Company implemented price increases ranging from 4% to over 10% for products representing about 35% of its U.S. consumer products portfolio. These products include ARM & HAMMER and XTRA liquid laundry detergents, ARM & HAMMER SUPER SCOOP cat litter and ARM & HAMMER baking soda. Management believes the price increase may have caused the Company to experience lower product demand as consumers adjusted to the higher prices. However, management believes that these price increases are improving the Company’s margins and contribute to achievement of its financial goals.

For the first six months of 2006, Consumer Domestic net sales increased $30.2 million or 5.0% to $635.1 million as compared to the same period of 2005. Included in current year sales is $22.7 million associated with the SPINBRUSH toothbrush business. The Company assumed responsibility for all SPINBRUSH sales and other functions in the U.S., Canada and the U.K. on April 1, 2006, and recognized the gross amount of sales and expenses from the SPINBRUSH business within the consolidated statement of earnings for the U.S. and most foreign locations during the second quarter. During the transition period prior to April 1, 2006, when the seller of the SPINBRUSH business maintained these responsibilities, the Company accounted for the net cash received as other revenue. Also contributing to the higher sales were effective price increases associated with liquid laundry detergent (partially offset by slightly lower volumes), and higher volumes of pregnancy kits, condoms and pet products. Partially offsetting these higher sales were lower toothpaste and antiperspirant product sales.

Consumer Domestic Income before Minority Interest and Income Taxes for the second quarter of 2006 increased $9.3 million to $46.7 million as compared to the second quarter of 2005 and for the six month period increased $21.6 million to $99.8 million as compared to the first six months of 2005. These increases are due to the contribution from the SPINBRUSH business, the effect of higher gross margins for liquid laundry detergents, and lower marketing costs relating to certain oral care products. The higher profitability was partially offset by higher oil based manufacturing and freight costs and higher SG&A expenses (primarily stock option expense, higher legal professional fees and costs associated with the SPINBRUSH business). SG&A for the second quarter of 2005 included an intangible asset impairment charge of $1.6 million. The second quarter of 2006 included an impairment charge of $0.4 million.

Consumer International

Consumer International net sales increased $4.4 million or 5.6% to $82.5 million in the second quarter of 2006 as compared to the second quarter of 2005. The 2006 net sales include $4.8 million associated with the SPINBRUSH toothbrush business and the skin care product acquired late in 2005 and favorable exchange rates of $0.5 million. Strong household sales in Canada and increased French exports were offset by lower sales of certain skin care and oral care brands in Europe.

Consumer International net sales increased $7.8 million or 5.3% to $155.3 million in the first six months of 2006 as compared to the first six months of 2005. The 2006 net sales reflect $9.4 million associated with the SPINBRUSH toothbrush business and the skin care product acquired late in 2005 and unfavorable exchange rates of $0.4 million. Strong household sales in Canada and increased French exports were offset by lower sales of certain skin care and oral care brands in Europe.

Consumer International Income before Minority Interest and Income Taxes decreased $2.3 million to $5.8 million in the second quarter of 2006 as compared to the second quarter of 2005 and decreased $5.9 million to $13.1 million for the first six months of 2006 as compared to the first six months of 2005. The decreases are a result of higher manufacturing and distribution costs, an unfavorable sales mix (more lower margin household products), and an increase in marketing expenses in England in support of certain personal care products. Partially offsetting this decline was contribution from the SPINBRUSH business and the skin care product acquired in late 2005. Both years include tradename impairment charges. In 2006, $1.8 million was recorded in the first quarter and $0.5 million in the second quarter. In 2005, approximately $2.2 million was recorded in the second quarter.

Specialty Products (SPD)

Specialty Products net sales decreased $1.5 million or 2.7% to $55.0 million in the second quarter of 2006 as compared to the second quarter of 2005. The decrease is primarily due to lower animal nutrition product sales, partially offset by higher sales of specialty chemicals.

Specialty Products net sales increased $0.4 million to $110.6 million for the first six months of 2006 as compared to the first six months of 2005. The increase is due to higher sales in Brazil, as well as increased sales of other specialty chemicals, partially offset by lower animal nutrition product sales and unfavorable foreign exchange rates of $0.6 million.

Specialty Products Income before Minority Interest and Income Taxes decreased $0.6 million to $4.1 million in the current quarter as compared to the second quarter of 2005 and decreased $1.3 million for the first six months of 2006 as compared to the first six months of 2005 principally due to higher manufacturing costs for certain animal nutrition products and increased SG&A expenses.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS-(Continued)

Liquidity and Capital Resources

Net Debt

The Company had outstanding total debt of $737.4 million and cash of $110.2 million (of which approximately $54.0 million resides in foreign subsidiaries) at June 30, 2006. Total debt less cash (“net debt”) was $627.2 million at June 30, 2006. This compares to total debt of $756.5 million and cash of $126.7 million, resulting in net debt of $629.8 million at December 31, 2005. The reduction of net debt since the beginning of the fiscal year is primarily due to voluntary and mandatory bank debt payments of $29.5 million, partially offset by a $16.5 million decrease in cash and an increase of $7.5 million associated with the accounts receivable purchase agreement. In April 2006, the accounts receivable securitization facility was renewed with similar terms and a new maturity date of April 2007.

In the second quarter of 2006, the Company paid $7.0 million to reacquire distribution rights from USAD for sales in Canada for certain laundry products. The acquisition was funded out of the Company’s available cash. On August 7, 2006, the Company acquired the net assets of Orange Glo International, Inc. for approximately $326.0 million, plus fees, in cash, which was financed through a $250.0 million addition to its bank credit facility combined with available cash.

	Six Months Ended
Cash Flow Analysis (In thousands)	June 30, 2006	July 1, 2005
Net Cash Provided by Operating Activities	$28,573	$64,041
Net Cash Used in Investing Activities	(29,903)	(16,812)
Net Cash Used in Financing Activities	(17,445)	(85,338)

Net Cash Provided by Operations – The Company’s net cash provided by operations in the first six months of 2006 decreased $35.5 million to $28.6 million as compared to the same period in 2005. The decrease was primarily due to an increase in working capital (exclusive of cash and cash equivalents). The impact of the increase in working capital was partially offset by higher income before non-cash charges for depreciation, amortization, stock-based compensation and impairment charges. Operating cash flows are expected to be sufficient to meet the anticipated operating cash requirements for the remainder of the year.

For the six month period ending June 30, 2006, the components of working capital that significantly impacted operating cash flow are as follows:

Account receivables increased $19.6 million primarily due to SPINBRUSH sales and increased NAIR sales during the summer season.

Inventories increased by $32.9 million primarily due to the purchase of SPINBRUSH inventory and the production of NAIR inventory for the summer season.

Accounts payable and accrued expenses decreased $26.5 million primarily due to payments associated with incentive compensation and profit sharing plans, and the timing of payments related to increased payables at December 31, 2005.

Net cash used in Investing Activities – Net cash used in investing activities during the first six months of 2006 was $29.9 million reflecting $21.2 million of additions for property, plant and equipment and $7.0 million to purchase the USAD Canadian business (see note 15 to the condensed consolidated financial statements included in this report). This was partially offset by proceeds from a note receivable.

Net cash used in Financing Activities – Net cash used in financing activities during the first six months of 2006 was $17.4 million. This represents Term A Loan payments of $18.6 million and the payment of cash dividends of $7.8 million, offset by an increase of $7.5 million in short-term borrowings related to our accounts receivable securitization, and proceeds of and tax benefits from stock option exercises of $9.9 million. The Company’s Brazilian subsidiary’s net borrowings were reduced by approximately $5.0 million.

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility. Management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was $176.1 million for the first six months of 2006. The leverage ratio (total debt to Adjusted EBITDA) for the 12 months ended June 30, 2006 was 2.41 which is below the maximum of 4.00 permitted under the agreement, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for the twelve months ended June 30, 2006 was 6.77 which is above the minimum of 3.0 permitted under the agreement. This credit facility is secured by the assets of Church & Dwight Co., Inc. and one of its domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the six months ended June 30, 2006 is as follows (in millions):

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS-(Continued)

Net Cash Provided by Operating Activities	$28.6
Interest Expense	22.8
Current Portion Of Income Tax Provision	41.2
Tax Benefit On Stock Options Exercised	3.8
Change in Working Capital and Other Liabilities	81.2
Investment Income	(2.5)
Other	1.0

Adjusted EBITDA (per loan agreement)	$176.1

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”), which requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R using the modified prospective transition method under which the Company recognizes compensation cost on or after the effective date of the Company’s adoption of SFAS No. 123R for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the original SFAS 123 for pro forma disclosures. Prior period financial statements have not been restated. In the second quarter of 2006, the Company recorded a pre-tax charge of $2.8 million associated with the fair-value of unvested stock options, of which $2.5 million was included in selling, general and administrative expenses and $0.3 million in cost of goods sold. The after-tax impact of the charge was $1.7 million. Basic and Diluted EPS were negatively impacted by $0.02 per share. In the first half of 2006, the Company recorded a pre-tax charge of $4.8 million associated with the fair-value of unvested stock options, of which $4.2 million was included in selling, general and administrative expenses and $0.6 million in cost of goods sold. The after-tax impact of the charge was $3.0 million. Basic and Diluted EPS were negatively impacted by $0.04 per share.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It applies to all tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Tax.” The effective date of FIN 48 is the first fiscal year beginning after Dec. 15, 2006. The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

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

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements relating, among others, to short- and long-term financial objectives, sales and earnings growth, margin improvement, marketing spending, pricing changes in certain of its products and the timing of benefits from such pricing changes, new product introductions, the effect of the SpinBrush and Orange Glo International, Inc. (“OGI”) acquisitions and the timing of the operational transition of these businesses to the Company, market demand as consumers adjust to higher prices, achievement of financial goals, earnings per share, the adoption of Statement of Financial Accounting Standards No. 123 (revised) and the anticipated effect of such adoption on earnings per share, and the adoption of FASB Interpretation No. 48. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events and price increases on consumer demand), raw material and energy prices, the financial condition of major customers, the integration of the OGI business and the effect on marketing spending of product introduction timelines. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the divestiture of assets. For a description of additional factors that could cause actual results to differ materially from the forward looking statements, see the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005, including the information in Item 1A, “Risk Factors.”

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

CHURCH & DWIGHT CO., INC. (REGISTRANT)

DATE: August 8, 2006	/s/ Zvi Eiref
ZVI EIREF
VICE PRESIDENT FINANCE AND CHIEF FINANCIAL OFFICER

DATE: August 8, 2006	/s/ Gary P. Halker
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