Form 10-Q
period 2006-09-29
CHURCH & DWIGHT CO INC /DE/
filed 2006-11-07
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 2, 2006, there were 65,233,786 shares of Common Stock outstanding.

PART I

ITEM		PAGE
1.	Financial Statements	- 3 -
2.	Management’s Discussion and Analysis	- 19 -
3.	Quantitative and Qualitative Disclosure About Market Risk	- 24 -
4.	Controls and Procedures	- 24 -

PART II
1A.	Risk Factors	- 25 -
6.	Exhibits	- 25 -

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Net Sales	$518,578	$442,743	$1,419,553	$1,305,232
Cost of sales	315,618	275,213	862,808	808,564

Gross Profit	202,960	167,530	556,745	496,668
Marketing expense	62,620	51,989	150,174	140,699
Selling, general and administrative expenses	71,451	61,652	198,706	175,098

Income from Operations	68,889	53,889	207,865	180,871
Equity in earnings of affiliates	1,877	709	5,277	3,879
Investment earnings	1,132	950	3,629	2,633
Other income (expense), net	(690)	(551)	1,829	(1,030)
Interest expense	(14,605)	(10,893)	(37,429)	(32,302)

Income before minority interest and income taxes	56,603	44,104	181,171	154,051
Minority interest	(4)	(8)	(1)	(25)

Income before income taxes	56,607	44,112	181,172	154,076
Income taxes	17,943	9,514	66,155	47,397

Net Income	38,664	34,598	115,017	106,679
Retained earnings at beginning of period	686,673	574,953	618,071	510,480

	725,337	609,551	733,088	617,159
Dividends paid	4,546	3,846	12,297	11,454

Retained earnings at end of period	$720,791	$605,705	$720,791	$605,705

Weighted average shares outstanding - Basic	64,966	64,102	64,716	63,698

Weighted average shares outstanding - Diluted	69,065	69,534	68,752	69,254

Net income per share - Basic	$0.60	$0.54	$1.78	$1.67

Net income per share - Diluted	$0.57	$0.51	$1.71	$1.58

Dividends Per Share	$0.07	$0.06	$0.19	$0.18

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)	Sept. 29, 2006	Dec. 31, 2005
Assets
Current Assets
Cash and cash equivalents	$95,813	$126,678
Accounts receivable, less allowances of $1,627 and $1,826	248,606	187,863
Inventories	206,720	156,149
Deferred income taxes	4,121	11,217
Note receivable – current	1,205	1,150
Prepaid expenses	9,683	11,381

Total Current Assets	566,148	494,438

Property, Plant and Equipment (Net)	335,916	326,903
Note Receivable	5,215	6,134
Equity Investment in Affiliates	10,180	10,855
Long-term Supply Contracts	3,503	4,094
Tradenames and Other Intangibles	694,076	541,970
Goodwill	684,799	523,676
Other Assets	59,393	54,047

Total Assets	$2,359,230	$1,962,117

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$105,012	$105,563
Accounts payable and accrued expenses	288,833	255,438
Current portion of long-term debt	37,714	15,719
Income taxes payable	15,197	32,990

Total Current Liabilities	446,756	409,710

Long-term Debt	840,082	635,261
Deferred Income Taxes	145,202	124,882
Deferred and Other Long Term Liabilities	42,331	40,823
Pension, Postretirement and Postemployment Benefits	49,767	54,305
Minority Interest	219	258
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value
Authorized 150,000,000 shares, issued 69,991,482 shares	69,991	69,991
Additional paid-in capital	83,029	65,110
Retained earnings	720,791	618,071
Accumulated other comprehensive income (loss)	11,356	(454)

	885,167	752,718

Common stock in treasury, at cost:
4,872,035 shares in 2006 and 5,602,568 shares in 2005	(50,294)	(55,840)

Total Stockholders’ Equity	834,873	696,878

Total Liabilities and Stockholders’ Equity	$2,359,230	$1,962,117

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
(Dollars in thousands)	Sept. 29, 2006	Sept. 30, 2005
Cash Flow From Operating Activities
Net Income	$115,017	$106,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	38,142	33,422
Equity in earnings of affiliates	(5,277)	(3,879)
Distributions from unconsolidated affiliates	5,006	4,382
Deferred income taxes	14,134	5,169
Asset impairment charges and other asset write-offs	3,842	7,093
Non cash compensation expense	7,761	—
Unrealized foreign exchange (gain)loss	(1,559)	2,780
Other	162	285
Change in assets and liabilities:
Accounts receivable	(31,327)	(38,015)
Inventories	(22,618)	(11,608)
Prepaid expenses	3,369	1,518
Accounts payable and accrued expenses	(6,318)	5,393
Income taxes payable	(1,232)	20,594
Other liabilities	(4,369)	(2,605)
Excess tax benefit on stock options exercised	(5,443)	—

Net Cash Provided By Operating Activities	109,290	131,208

Cash Flow From Investing Activities
Additions to property, plant and equipment	(33,200)	(28,257)
Proceeds from assets held for sale	—	10,943
Return of capital from equity affiliates	1,043	1,180
Proceeds from note receivable	1,150	1,015
Acquisitions	(337,648)	—
Contingent acquisition payments	(1,396)	(1,844)
Change in other long-term assets	(131)	(4,871)

Net Cash Used In Investing Activities	(370,182)	(21,834)

Cash Flow From Financing Activities
Long-term debt repayment	(23,184)	(110,473)
Long-term debt borrowings	250,000	—
Short-term debt borrowings - net	2,082	11,179
Bank overdrafts	(2,985)	1,556
Proceeds from stock options exercised	9,667	16,465
Excess tax benefit on stock options exercised	5,443	—
Payment of cash dividends	(12,297)	(11,454)
Deferred financing costs	(2,019)	(434)

Net Cash Provided By (Used In) Financing Activities	226,707	(93,161)
Effect of exchange rate changes on cash and cash equivalents	3,320	(1,957)

Net Change in Cash and Cash Equivalents	(30,865)	14,256
Cash and Cash Equivalents at Beginning Of Year	126,678	145,540

Cash and Cash Equivalents at End Of Period	$95,813	$159,796

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION	Nine Months Ended
	Sept. 29, 2006	Sept. 30, 2005
Cash paid during the nine months for:
Interest (net of amounts capitalized)	$34,009	$27,339

Income taxes	$53,078	$21,525

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$362,778	$—
Purchase price	(330,086)	—

Liabilities assumed	$32,692	—

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$2,142	$877

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated balance sheet as of September 29, 2006, the condensed consolidated statements of income for the three and nine months ended September 29, 2006 and September 30, 2005 and the condensed consolidated statements of cash flow for the nine months ended September 29, 2006 and September 30, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 29, 2006 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the periods ended September 29, 2006 are not necessarily indicative of the operating results for the full year.

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

The Company incurred research & development expenses in the third quarters of 2006 and 2005 of $11.5 million and $9.2 million, respectively. The Company incurred research & development expenses in the first nine months of 2006 and 2005 of $31.5 million and $26.9 million, respectively. These expenses are included in selling, general and administrative expenses.

2. Recently Adopted Accounting Pronouncement

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”), which requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R using the modified prospective transition method under which the Company recognizes compensation cost on or after the effective date of the Company’s adoption of SFAS No. 123R for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the original SFAS 123 for pro forma disclosures. Prior period financial statements have not been restated. In the third quarter of 2006, the Company recorded a pre-tax charge of $2.8 million associated with the fair-value of unvested stock options, of which $2.5 million was included in selling, general and administrative expenses and $0.3 million in cost of goods sold. The after-tax impact of the charge was $1.7 million. Basic and Diluted EPS were negatively impacted by $0.03 per share. In the first nine months of 2006, the Company recorded a pre-tax charge of $7.6 million associated with the fair-value of unvested stock options, of which $6.7 million was included in selling, general and administrative expenses and $0.9 million in cost of goods sold. The after-tax impact of the charge was $4.7 million. Basic and Diluted EPS were negatively impacted by $0.07 per share.

3. Inventories consist of the following:

(In thousands)	Sept. 29, 2006	Dec. 31, 2005
Raw materials and supplies	$53,501	$46,849
Work in process	9,946	9,895
Finished goods	143,273	99,405

	$206,720	$156,149

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property, Plant and Equipment consist of the following:

(In thousands)	Sept. 29, 2006	Dec. 31, 2005
Land	$13,573	$13,304
Buildings and improvements	141,183	139,572
Machinery and equipment	383,398	363,224
Office equipment and other assets	37,373	36,452
Software	26,228	24,504
Mineral rights	1,220	1,134
Construction in progress	24,106	13,007

	627,081	591,197
Less accumulated depreciation, depletion and amortization	291,165	264,294

Net Property, Plant and Equipment	$335,916	$326,903

Depreciation, depletion and amortization of property, plant and equipment amounted to $9.1 million and $8.7 million for the three months ended September 29, 2006 and September 30, 2005, respectively. Depreciation, depletion and amortization of property, plant and equipment amounted to $27.0 million and $25.6 million for the nine months ended September 29, 2006 and September 30, 2005, respectively. Interest charges in the amount of $0.1 million and $0.1 million were capitalized in connection with construction projects for the three months ended September 29, 2006 and September 30, 2005, respectively. Interest charges in the amount of $0.4 million and $0.3 million were capitalized in connection with construction projects for the nine months ended September 29, 2006 and September 30, 2005, respectively.

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

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Basic	64,966	64,102	64,716	63,698
Dilutive effect of stock options	870	2,206	808	2,330
Dilutive effect of convertible debentures	3,229	3,226	3,228	3,226

Diluted	69,065	69,534	68,752	69,254

Anti-dilutive stock options outstanding	92	9	154	12

6. Stock-Based Compensation

The Company has options outstanding under three equity compensation plans. Under the 1983 Stock Option Plan and the 1998 Stock Award Plan, the Company may grant options to key management employees. Under the Stock Option Plan for Directors, the Company grants options to non-employee directors. Options outstanding under the plans are issued at market value on the date of the grant, vest on the third anniversary of the date of grant and must be exercised within ten years of the date of grant. A total of 10.5 million shares of the Company’s common stock is authorized for issuance for the exercise of stock options. Issuances of Common Stock to satisfy employee option exercises are currently made from treasury stock.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company’s pro forma net income and pro forma net income per share for the three and nine months of 2005 determined as if the Company had adopted the fair value method of SFAS No. 123R, is presented below:

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for per share data)	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005
Net Income
As reported	$34,598	$106,679
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	27	189
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,306)	(3,697)

Pro forma	$33,319	$103,171

Net Income per Share: basic
As reported	$0.54	$1.67
Pro forma	$0.52	$1.62
Net Income per Share: diluted
As reported	$0.51	$1.58
Pro forma	$0.50	$1.54

A summary of option activity during the nine months ended September 29, 2006 is as follows:

	Options (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	4,742	$21.37
Granted	890	35.37
Exercised	(725)	13.34
Cancelled	(92)	31.24

Outstanding at September 29, 2006	4,815	25.03	6.50	$67,797

Exercisable at September 29, 2006	2,588	$17.71	4.60	$55,393

During the third quarter of 2006 and 2005, the Company issued approximately 85 thousand and 11 thousand stock options at an average fair value of $14.52 and $14.62 per share, respectively, based upon the Black Scholes option pricing model. Key assumptions used for the third quarter of 2006 and 2005, respectively, were: expected life 6.5 years and 6.4 years, expected volatility 30.9% and 33.1%, risk-free interest rate 4.7% and 4.0%, dividend yield 0.7% and 0.6%. The Company determined the options’ expected life based on historical exercise behavior and determined the option’s expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument. The total intrinsic value of options exercised during the third quarter of 2006 and 2005 was $6.2 million and $5.5 million, respectively.

During the first nine months of 2006 and 2005, the Company issued approximately 890 thousand and 730 thousand stock options at an average fair value of $13.55 and $13.56 per share, respectively, based upon the Black Scholes option pricing model. Key assumptions used for the nine months of 2006 and 2005, respectively, were: expected life 6.5 years and 6.6 years, expected volatility 30.4% and 33.0%, risk-free interest rate 5.0% and 4.0%, dividend yield 0.7% and 0.7%. The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument. The total intrinsic value of options exercised during the first nine months of 2006 and 2005 was $16.8 million and $24.0 million, respectively. As of September 29, 2006, there was an approximate fair value of $16.3 million related to unamortized compensation expense, which is expected to be recognized over a weighted-average period of approximately one year. The Company’s 2006 Condensed Consolidated Statements of Cash Flow reflects the add back to Net Cash Provided by Operating Activities of $7.8 million of non cash compensation expense. Net Cash Used in Financing Activities in 2006 reflects $5.4 million of excess tax benefits on stock options exercised. The total tax benefit for the nine months ended September 29, 2006 and September 30, 2005 was $5.9 million and $8.6 million, respectively. During the third quarter of 2006, there were no modifications made to any options outstanding.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2005, the Company instituted a program under which officers who elect to receive up to 50% of their annual incentive compensation in shares of the Company’s common stock or stock equivalents, or otherwise increase their share ownership during a specified period of time, will be awarded restricted shares having a fair market value of 20% of the amount of stock and stock equivalents that an officer elects to receive or otherwise acquires. The restricted shares vest on the third anniversary of the date of grant. During the three year vesting period, officers holding these shares will have voting rights and receive dividends either in cash or through reinvestment in additional shares. During the nine months of 2006, approximately 41 thousand restricted shares were issued, of which 35 thousand shares pertain to a new executive employment agreement in the third quarter. The $1.5 million value of these restricted shares are expensed primarily over the three year graduated vesting period.

7. Acquisitions

Late in the second quarter of 2006, the Company reacquired the distribution rights from USA Detergents (“USAD”) to sell Xtra laundry detergent and Nice N’ Fluffy liquid fabric softener in Canada for $7.0 million and agreed to make an additional performance-based payment of a maximum of $2.5 million based upon the one year performance during the one year period following the closing date. The acquisition was funded out of the Company’s available cash. The accompanying financial statements reflect the final asset allocation, which assigns the purchase price to intangible assets.

On August 7, 2006, the Company closed on its previously announced acquisition of the net assets of Orange Glo International, Inc. (“OGI”), which sells laundry and cleaning products such as OXICLEAN a premium-priced laundry pre-wash additive, KABOOM bathroom cleaner and ORANGE GLO household cleaner. The Company paid approximately $326.0 million, plus fees of approximately $4.1 million, which was financed through a $250.0 million addition to its existing bank credit facility and available cash. The transaction is structured as an asset purchase and an appraisal of the net assets acquired is in process. The Company’s financial statements reflect the results of operations from the acquisition date. The following table summarizes the preliminary purchase price allocation relating to the OGI acquisition:

(In thousands)	Fair Value of Assets Acquired
Current assets	$47,639
Property, plant and equipment	3,674
Tradenames and other intangibles	158,010
Goodwill	152,507
Other long-term assets	948

Total assets	362,778
Current liabilities	(32,692)

Net assets	$330,086

8. Segment Information

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

The domestic results of operations for OGI are included in the Consumer Domestic segment. The results of operations for OGI’s foreign operations are included in the Consumer International segment.

Segment sales and income before taxes and minority interest for the third quarter and year to date periods of 2006 and 2005, and identifiable segment assets as of September 29, 2006 and December 31, 2005, are as follows:

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
Third Quarter 2006	$370,101	$93,770	$54,707	$—	$518,578
Third Quarter 2005	314,846	74,356	53,541	—	442,743

Year to Date 2006	$1,005,167	$249,083	$165,303	$—	$1,419,553
Year to Date 2005	919,701	221,837	163,694	—	1,305,232

Income before Minority Interest and Income Taxes(1)
Third Quarter 2006	$42,769	$8,835	$3,122	$1,877	$56,603
Third Quarter 2005	43,781	(5,187)	4,801	709	44,104

Year to Date 2006	$142,748	$21,916	$11,230	$5,277	$181,171
Year to Date 2005	122,131	13,822	14,219	3,879	154,051

Identifiable Assets September 29, 2006	$1,780,361	$337,210	$183,401	$58,258	$2,359,230
December 31, 2005	1,423,006	305,669	170,613	62,829	1,962,117

(1)	In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit.

The following table discloses product line revenues from external customers for the three and nine month periods ended September 29, 2006 and September 30, 2005.

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Household Products	$231,087	$183,390	$592,753	$529,986
Personal Care Products	139,014	131,456	412,414	389,715

Total Consumer Domestic	370,101	314,846	1,005,167	919,701
Total Consumer International	93,770	74,356	249,083	221,837
Total SPD	54,707	53,541	165,303	163,694

Total Consolidated Net Sales	$518,578	$442,743	$1,419,553	$1,305,232

Household Products include deodorizing and cleaning products and laundry products. Personal Care Products include condoms, pregnancy kits, oral care and skin care products.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Short-term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)		Sept. 29, 2006	Dec. 31, 2005
Short-term borrowings
Securitization of accounts receivable due in April 2007		$100,000	$92,500
Various debt due to Brazilian banks		5,012	10,078
Bank overdraft debt		—	2,985

Total short-term debt		$105,012	$105,563

Long-term debt
Tranche A term loan facility		$277,796	$300,000
Incremental tranche A term loan facility		250,000
Amount due 2006	$6,727
Amount due 2007	$41,316
Amount due 2008	$41,316
Amount due 2009	$70,132
Amount due 2010	$183,930
Amount due 2011	$81,250
Amount due 2012	$103,125

Convertible debentures due on August 15, 2033	100,000	100,000
Senior subordinated notes (6%) due December 22, 2012	250,000	250,000
Various debt due to Brazilian banks	—	980

Total long-term debt	877,796	650,980
Less: current maturities	37,714	15,719

Net long-term debt	$840,082	$635,261

The long-term debt principal payments required to be made are as follows:

Due in September 2007	$37,714
Due in September 2008	41,316
Due in September 2009	62,928
Due in September 2010	145,773
Due in September 2011	102,565
Due October 2011 and subsequent	487,500

$877,796

During the third quarter and first nine months of 2006, the Company paid approximately $3.6 million and $22.2 million of its Tranche A term loan, of which $0.0 million and $11.5 million were voluntary payments, respectively. The Company’s Brazilian subsidiary paid down its borrowings by a net amount of approximately $1.5 million in the third quarter and $6.4 million in the first nine months in 2006.

The Company entered into a cash flow hedge agreement effective as of September 29, 2006, to reduce the impact of interest rate fluctuations on its Tranche A term loan debt. The hedge covers $100.0 million of zero-cost collars for 5 years with a cap of 6.5% and a floor of 3.57%. There was no income statement impact as a result of this agreement as of September 29, 2006. All changes in the hedging option’s fair value will be recorded in Other Comprehensive Income on the balance sheet.

In April 2006, the accounts receivable securitization facility was renewed with similar terms to the facility previously in place and with a new maturity date of April 2007.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Goodwill and Other Intangible Assets

The following table provides information related to the carrying value of all intangible assets:

	September 29, 2006			December 31, 2005
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
Amortized intangible assets:
Tradenames	$91,237	$(22,544)	$68,693	$80,203	$(17,684)	$62,519
Customer Relationships	130,226	(4,027)	126,199	64,056	(1,129)	62,927
Patents/Formulas	27,220	(7,862)	19,358	27,220	(5,490)	21,730
Non Compete Agreement	1,143	(555)	588	1,143	(467)	676

Total	$249,826	$(34,988)	$214,838	$172,622	$(24,770)	$147,852

Unamortized intangible assets-carrying value
Tradenames	$479,238			$394,118

Tradenames, both amortized and unamortized, and customer relationships increased in the third quarter of 2006 due to the acquisition of Orange Glo International, Inc. The acquired tradenames and customer relationships reflect their preliminary allocable purchase price as of August 7, 2006.

In the first six months of 2006, the Company recorded $2.7 million in trademark impairment charges, of which $0.4 million related to a Consumer Domestic brand and $2.3 million related to Consumer International brands. The impairment charges were a result of increased competitive activity. The amounts recorded were the differences between the carrying values and the net present values of estimated cash flows, which represent the estimated fair value of the assets. The charges are included in selling, general and administrative expenses in the respective segments.

Intangible amortization expense included in SG&A expenses amounted to $3.4 million for the third quarter of 2006 and $9.2 million for the first nine months of 2006. Intangible amortization expense amounted to $2.1 million for the third quarter of 2005 and $6.0 million for the first nine months of 2005. The Company’s estimated intangible amortization will be approximately $15.0 million in each of 2007-2009 and approximately $14.5 million in 2010 and 2011.

The changes in the carrying amount of goodwill for the nine months ended September 29, 2006 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty	Total
Balance December 31, 2005	$467,933	$33,155	$22,588	$523,676
Additional goodwill associated with Unilever contingent payment	1,691	—	—	1,691
Goodwill associated with the USAD Canada acquisition	4,310	—	—	4,310
Goodwill associated with the OGI acquisition(1)	152,507	—	—	152,507
Other	2,546	69	—	2,615

Balance September 29, 2006	$628,987	$33,224	$22,588	$684,799

(1)	Reflects preliminary purchase price valuation. (See note 7 to the condensed consolidated financial statements included in this report for additional information regarding the acquisitions addressed in this table.)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Comprehensive Income

The following table provides information relating to the Company’s comprehensive income for the three and nine months ended September 29, 2006 and September 30, 2005:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Net Income	$38,664	$34,598	$115,017	$106,679
Other Comprehensive Income, Net of Tax:
Foreign Exchange Translation Adjustments	1,823	3,609	11,810	5,550

Comprehensive Income	$40,487	$38,207	$126,827	$112,229

12. Pension and Postretirement Plans

The following table discloses the net periodic benefit cost for the Company’s pension and postretirement plans for the three and nine months ended September 29, 2006 and September 30, 2005.

	Pension Costs Three Months Ended		Pension Costs Nine Months Ended
(In thousands)	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Components of Net Periodic Benefit Cost:
Service cost	$576	$597	$1,739	$1,791
Interest cost	1,668	1,606	4,990	4,818
Expected return on plan assets	(1,619)	(1,516)	(4,864)	(4,548)
Amortization of prior service cost	—	5	—	15
Recognized actuarial loss	79	50	125	150

Net periodic benefit cost	$704	$742	$1,990	$2,226

	Postretirement Costs Three Months Ended		Postretirement Costs Nine Months Ended
(In thousands)	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Components of Net Periodic Benefit Cost:
Service cost	$129	$196	$387	$448
Interest cost	301	289	903	867
Amortization of prior service cost	21	17	62	51
Recognized actuarial (gain) or loss	5	(1)	14	(3)

Net periodic benefit cost	$456	$501	$1,366	$1,363

The Company made cash contributions of approximately $8.9 million to certain of its pension plans during the first nine months of 2006 and expects to make additional contributions of $1.9 million during the remainder of the year.

13. Commitments, contingencies and guarantees

a.	In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits owned by each of the two partners in Wyoming. The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons, at the prevailing market price. The Company is not engaged in any other material transactions with the partnership or the Company’s partner.

b.	On October 26, 2005, a New Jersey state court jury rendered a $15.0 million verdict against the Company. The verdict followed a trial involving a claim against the Company by Andes Trading de Mexico S.A., alleging that the Company breached a purported agreement granting the plaintiff exclusive distribution rights in Mexico with respect to the Company’s consumer products. The Company disagrees with the verdict and believes that it is not supported by the evidence offered at the trial. Shortly after the verdict was rendered, the Company filed a motion for a new trial and for remittitur of the verdict. On December 9, 2005, the court granted the motion in part and denied it in part. The court reduced the damages to $9.8 million but did not grant the Company’s request for new trial. Subsequent to the court’s ruling, the Company filed an appeal and intends to vigorously pursue its contention that the verdict was against the weight of the evidence presented at trial. The Company has recorded a reserve of $9.8 million, plus accrued interest, and posted a bond for the verdict amount plus costs.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

c.	The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The FDA has recently issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. The Company has filed a response recommending alternative labeling to the FDA. The Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the draft guidance and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. While awaiting further FDA guidance, the Company has implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments eventually promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur further costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

d.	As of September 29, 2006, the Company has commitments to acquire approximately $86.5 million of raw material, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders/requirement.

e.	The Company has $13.4 million of outstanding letters of credit drawn on several banks which, in the event of the Company’s insolvency, guarantee payment for such things as finished goods inventory, insurance claims and a year’s worth of lease payments on a warehouse.

f.	In connection with the acquisition of Unilever’s oral care brands in the United States and Canada, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the October 2003 acquisition. The Company made cash payments of $1.4 million in the nine months ended September 29, 2006, and accrued a payment of $0.4 million based on the third quarter’s operating results. This was accounted for as additional purchase price. The Company has paid approximately $6.3 million in additional performance-based payments since the acquisition.

g.	The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any liability ultimately arising from these actions will not have a material adverse effect on its financial position and results of operations.

14. Related Party Transactions

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

During the nine month periods ended September 29, 2006 and September 30, 2005, the Company sold $12.3 and $16.2 million, respectively, of laundry and cleaning products to USAD. Furthermore, the Company billed USAD $0.2 million and USAD billed the Company $0.2 million for leased space. As of September 29, 2006 and September 30, 2005, the Company had outstanding accounts receivable from USAD of $2.7 and $3.4 million, respectively.

For the nine months ended September 29, 2006 and September 30, 2005, the Company invoiced Armand $1.2 and $1.2 million, respectively, for administration and management oversight services (which was recorded as a reduction of selling, general and administrative expenses). Intercompany sales of Armand products to the Company over the same periods were $7.7 and $8.1 million, respectively. As of September 29, 2006 and September 30, 2005, the Company had outstanding accounts payable to Armand of $0.8 and $1.0 million, respectively. Also, the Company had outstanding accounts receivable from Armand of $1.2 and $1.2 million as of September 29, 2006 and September 30, 2005, respectively.

For the nine months ended September 29, 2006 and September 30, 2005, the Company invoiced ArmaKleen $2.1 and $1.9 million, respectively, for administration and management oversight services (which was recorded as a reduction of selling, general and administrative expenses). Intercompany sales of inventory to ArmaKleen over the same periods were $3.9 and $3.7 million, respectively. As of September 29, 2006 and September 30, 2005, the Company had outstanding accounts receivable from ArmaKleen of $1.3 and $0.2 million, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The Company’s 6% senior subordinated notes are fully and unconditionally guaranteed by Church & Dwight Co., Inc. and certain domestic subsidiaries of the Company on a joint and several basis. The following information is being presented in response to Item 3-10 of Regulation S-X, promulgated by the Securities and Exchange Commission.

Supplemental information for condensed consolidated balance sheets at September 29, 2006 and December 31, 2005, and condensed consolidated income statements and condensed consolidated statements of cash flows for the three and nine month period ended September 29, 2006 and September 30, 2005 are summarized as follows (amounts in thousands):

Statements of Income	For the Three Months Ended September 29, 2006
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations (Total inter- company sales)	Total Consolidated
Net sales	$456,311	$102,839	$(40,572)	$518,578
Gross profit	160,267	42,693	—	202,960
Income before income taxes	45,216	11,391	—	56,607
Net Income	32,373	6,291	—	38,664

	For the Three Months Ended September 30, 2005
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations (Total inter- company sales)	Total Consolidated
Net sales	$382,493	$86,506	$(26,256)	$442,743
Gross profit	133,128	34,402	—	167,530
Income before income taxes	39,124	4,988	—	44,112
Net Income	31,231	3,367	—	34,598

	For the Nine Months Ended September 29, 2006
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations (Total inter- company sales)	Total Consolidated
Net sales	$1,259,332	$283,137	$(122,916)	$1,419,553
Gross profit	441,299	115,446	—	556,745
Income before income taxes	154,162	27,010	—	181,172
Net Income	97,447	17,570	—	115,017

	For the Nine Months Ended September 30, 2005
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations (Total inter- company sales)	Total Consolidated
Net sales	$1,086,713	$260,951	$(42,432)	$1,305,232
Gross profit	387,249	109,419	—	496,668
Income before income taxes	120,444	33,632	—	154,076
Net Income	83,143	23,536	—	106,679

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheet

	September 29, 2006
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$231,781	$334,940	$(573)	$566,148
Other Assets	2,046,846	116,280	(370,044)	1,793,082

Total Assets	$2,278,627	$451,220	$(370,617)	$2,359,230

Liabilities and Stockholders’ Equity

Total Current Liabilities	$251,976	$254,512	$(59,732)	$446,756
Other Liabilities	1,040,991	36,610	—	1,077,601
Total Stockholders’ Equity	985,660	164,558	(315,345)	834,873

Total Liabilities and Stockholders’ Equity	$2,278,627	$455,680	$(375,077)	$2,359,230

	December 31, 2005
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$198,221	$296,217	$—	$494,438
Other Assets	1,720,483	117,162	(369,966)	1,467,679

Total Assets	$1,918,704	$413,379	$(369,966)	$1,962,117

Liabilities and Stockholders’ Equity

Total Current Liabilities	$223,592	$246,867	$(60,749)	$409,710
Other Liabilities	817,072	38,457	—	855,529
Total Stockholders’ Equity	878,040	128,055	(309,217)	696,878

Total Liabilities and Stockholders’ Equity	$1,918,704	$413,379	$(369,966)	$1,962,117

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Cash Flows

	For the Nine Months Ended September 29, 2006
	Company and Guarantor	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$115,016	$(5,726)	$109,290
Net Cash Used in Investing Activities	(367,190)	(2,992)	(370,182)
Net Cash (Used in) Provided by Financing Activities	229,600	(2,893)	226,707
Effect of exchange rate changes on cash and cash equivalents	—	3,320	3,320

Net Change In Cash & Cash Equivalents	(22,574)	(8,291)	(30,865)
Cash and Cash Equivalents at Beginning of Year	65,920	60,758	126,678

Cash and Cash Equivalents at End of Period	$43,346	$52,467	$95,813

	For the Nine Months Ended September 30, 2005
	Company and Guarantor	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$150,042	$(18,834)	$131,208
Net Cash Used in Investing Activities	(17,093)	(4,741)	(21,834)
Net Cash (Used in) Provided by Financing Activities	(105,362)	12,201	(93,161)
Effect of exchange rate changes on cash and cash equivalents	—	(1,957)	(1,957)

Net Change In Cash & Cash Equivalents	27,587	(13,331)	14,256
Cash and Cash Equivalents at Beginning of Year	81,948	63,592	145,540

Cash and Cash Equivalents at End of Period	$109,535	$50,261	$159,796

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated Results

Net Sales

Net Sales for the quarter ended September 29, 2006 were $518.6 million, $75.8 million or 17.1% above net sales during the same quarter last year. Favorable foreign exchange rates accounted for $4.1 million of the increase. This year’s sales included revenue of $62.8 million for three businesses acquired since late last year, the SPINBRUSH battery-powered toothbrush business, a skin care brand in Brazil, and the recently completed acquisition on August 7, 2006 of the net assets of Orange Glo International, Inc. (“OGI”), which markets OXICLEAN and other products. The quarterly results were also favorably affected by price increases that became effective February 1, 2006. The Company estimates that the increased prices increased net sales by approximately 2% and volumes were slightly higher.

Net Sales for the nine months ended September 29, 2006 were $1,419.6 million, $114.3 million or 8.8% above net sales during last year’s nine month period. Included in the 2006 results are $94.9 million associated with the acquired businesses and favorable foreign exchange rates of $3.1 million. The Company assumed responsibility for all SPINBRUSH sales and other functions in the U.S., Canada and the U.K. on April 1, 2006, and has recognized the gross amount of sales and expenses from the SPINBRUSH business within the consolidated statement of earnings for the U.S. and foreign locations since that date. During the transition period prior to April 1, 2006, when the seller of the SPINBRUSH business maintained these responsibilities, the Company accounted for the net cash received as other revenue. The nine month results were also affected by price increases that became effective February 1, 2006; however, due to the timing of previously planned promotional events, especially for laundry products, the full benefit of the price increases were not realized until the second quarter. The Company estimates that the effect of increased prices affected net sales by 3%, which was offset by the effect of lower volumes.

Operating Costs

The Company’s gross profit in the quarter ended September 29, 2006 increased to $203.0 million, an increase of $35.4 million compared to the third quarter of 2005. Approximately $25.8 million of the increase was associated with the acquired businesses’ products and the balance of the increase is due to the net effect of the price increases, partially offset by a substantial increase in commodity costs over the past year, particularly for oil-based raw and packaging materials used in the laundry and specialty products businesses. As a result, the Company’s gross margin increased 130 bps to 39.1% in the current quarter from 37.8% in the third quarter of 2005. For the nine month period, gross profit increased $60.1 million to $556.7 million. Approximately $45.3 million of the increase was associated with the acquired businesses. Gross margin improved to 39.2% as compared to 38.1% for the first nine months of 2005. The reasons for the increase are consistent with those for the third quarter.

Marketing expenses in the third quarter of 2006 were $62.6 million, an increase of $10.6 million as compared to last year’s third quarter. The increase is primarily associated with expenses in support of the acquired businesses. Marketing expenses for the nine month period ended September 29, 2006 increased $9.5 million as compared to the comparable prior year period. Support for acquired businesses and an increase in Consumer International expenses were partially offset by lower expenses for pre-existing Consumer Domestic products.

Selling, general and administrative expenses (“SG&A”) of $71.5 million in the third quarter of 2006 increased $9.8 million or 15.9% as compared to last year’s third quarter. The prior year third quarter includes an $8.3 million charge related to litigation. Included in the third quarter 2006 SG&A is $2.5 million of stock option expense associated with the Company’s adoption of SFAS No. 123R on January 1, 2006, an increase of $5.0 million of personnel and related expenses, higher research and development expenses of $2.3 million and operating and amortization expense in support of the acquired businesses. SG&A expenses for the nine month period ended September 29, 2006 increased $23.6 million as compared to the first nine months of 2005. Included in the increase is stock option expense of $6.7 million, higher personnel and related expenses of $7.0 million, higher research and development expenses of $4.6 million and operating and amortization expense in support of the acquired businesses.

Other Income and Expenses

Interest expense in the third quarter of 2006 increased $3.7 million as compared to the third quarter of 2005 as a result of the increase in debt to purchase OGI and higher interest rates partially offset by lower average pre-existing debt outstanding. Investment income for the third quarter of 2006 increased $0.2 million as compared to the third quarter of 2005 as a result of higher interest rates. Interest expense for the first nine months of 2006 increased $5.1 million and investment income increased $1.0 million for the same reasons as pertained to the third quarter increases.

Other income/expense for the nine months of 2006 primarily includes the fair market value of common stock the Company received in connection with the demutualization of an insurance company in which the Company was the policyholder of a guaranteed annuity contract associated with a defined benefit plan. Also included are foreign exchange gains related to intercompany loans between the Company’s subsidiaries. In 2005, the Company reported foreign exchange losses associated with these loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Taxation

The third quarter 2006 tax rate was 31.7%, compared to last year’s 21.6%. This year’s rate includes a $3.3 million reduction of tax liabilities primarily as a result of the completion of a tax audit, partially offset by a partial valuation allowance of $1.5 million for one of the Company’s foreign subsidiaries. Last year’s third quarter rate includes a $6.0 million reduction of tax liabilities relating to tax positions for which the statute of limitations had expired.

For the nine month period ended September 29, 2006, the tax rate was 36.5%, compared to 30.8% for the nine month period ended September 30, 2005. This increase was primarily due to the expiration of the research and development tax credit, last year’s third quarter tax liability reduction described above and certain other tax adjustments.

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

The domestic results of operations for OGI are included in the Consumer Domestic segment. The results of operations for OGI’s foreign operations are included in the Consumer International segment.

Segment sales and income before taxes and minority interest for the third quarter and year to date periods of 2006 and 2005 and identifiable segment assets as of September 29, 2006 and December 31, 2005 are as follows:

(in thousands)	Consumer Domestic	Consumer Internat’l	SPD	Corporate	Total
Net Sales
Third Quarter 2006	$370,101	$93,770	$54,707	$—	$518,578
Third Quarter 2005	314,846	74,356	53,541	—	442,743

Year to Date 2006	$1,005,167	$249,083	$165,303	$—	$1,419,553
Year to Date 2005	919,701	221,837	163,694	—	1,305,232

Income before Minority Interest and Income Taxes(1)
Third Quarter 2006	$42,769	$8,835	$3,122	$1,877	$56,603
Third Quarter 2005	43,781	(5,187)	4,801	709	44,104

Year to Date 2006	$142,748	$21,916	$11,230	$5,277	$181,171
Year to Date 2005	122,131	13,822	14,219	3,879	154,051

Identifiable Assets
September 29, 2006	$1,780,361	$337,210	$183,401	$58,258	$2,359,230
December 31, 2005	1,423,006	305,669	170,613	62,829	1,962,117

(1)	In determining Income before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Product line revenues for external customers for the three and nine month periods ended September 29, 2006 and September 30, 2005 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Household Products	$231,087	$183,390	$592,753	$529,986
Personal Care Products	139,014	131,456	412,414	389,715

Total Consumer Domestic	370,101	314,846	1,005,167	919,701
Total Consumer International	93,770	74,356	249,083	221,837
Total SPD	54,707	53,541	165,303	163,694

Total Consolidated Net Sales	$518,578	$442,743	$1,419,553	$1,305,232

Consumer Domestic

Consumer Domestic net sales were $370.1 million in the third quarter of 2006, an increase of $55.3 million or 17.6% as compared to the third quarter of 2005. The increase is primarily due to sales of SPINBRUSH, which was acquired late in 2005 and the recently completed OGI acquisition, which contributed approximately $53.0 million. Sales of the segment’s pre-existing product lines increased slightly as a result of higher prices, offset by slightly lower volume. Effective February 1, 2006, the Company implemented price increases ranging from 4% to over 10% for products representing about 35% of its U.S. consumer products portfolio. These products include ARM & HAMMER and XTRA liquid laundry detergents, ARM & HAMMER SUPER SCOOP cat litter and ARM & HAMMER baking soda. Management believes the price increase may have caused the Company to experience lower product demand as consumers adjusted to the higher prices. However, management believes that these price increases are improving the Company’s margins and contribute to achievement of its financial goals. Also contributing to the higher sales was growth in pregnancy kits and pet care, partially offset by lower toothpaste and deodorizer sales.

For the first nine months of 2006, Consumer Domestic net sales were $1,005.2 million, an increase of $85.5 million or 9.3% as compared to the same period of 2005. The increase is primarily due to sales associated with the OGI and SPINBRUSH products, which contributed approximately $76.1 million. The Company assumed responsibility for all SPINBRUSH sales and other functions in the U.S., Canada and the U.K. on April 1, 2006, and recognized the gross amount of sales and expenses from the SPINBRUSH business within the consolidated statement of earnings for the U.S. and most foreign locations during the second quarter. During the transition period prior to April 1, 2006, when the seller of the SPINBRUSH business maintained these responsibilities, the Company accounted for the net cash received as other revenue. Also contributing to the higher sales were effective price increases associated with liquid laundry detergent (partially offset by slightly lower volumes), and higher volumes of pregnancy kits, condoms and pet products. Partially offsetting these higher sales were lower toothpaste and antiperspirant product sales.

Consumer Domestic Income before Minority Interest and Income Taxes for the third quarter of 2006 was $42.8 million, a decrease of $1.0 million as compared to the third quarter of 2005, and was $142.7 million, for the first nine months of 2006, an increase of $20.6 million as compared to the first nine months of 2005. The third quarter decrease is due to higher SG&A costs (primarily higher research and development costs, stock option expense, and higher legal professional fees), and higher allocated interest expense virtually offset by contributions from OGI and SPINBRUSH and the effect of the higher prices which more than offset slightly lower volumes. The nine month increase is due to the contributions from OGI and SPINBRUSH, the effect of higher gross margins for liquid laundry detergents, and lower marketing costs relating to certain oral care products. The higher profitability was partially offset by higher oil based manufacturing and freight costs and higher SG&A expenses (primarily stock option expense, higher legal professional fees and costs associated with the OGI and SPINBRUSH businesses). SG&A for the nine months of 2006 and 2005 included an intangible asset impairment charge of $0.4 million and $1.9 million, respectively.

Consumer International

Consumer International net sales were $93.8 million in the third quarter of 2006, an increase of $19.4 million or 26.1% as compared to the third quarter of 2005. The 2006 net sales include $9.5 million associated with the OGI, SPINBRUSH products, and the skin care product acquired late in 2005, as well as favorable exchange rates of $4.0 million. Strong sales in Canada and Europe also contributed to higher sales.

Consumer International net sales were $249.1 million in the first nine months of 2006, an increase of $27.2 million or 12.3% as compared to the first nine months of 2005. The 2006 net sales reflect $18.9 million associated with the OGI and SPINBRUSH products and the skin care product acquired late in 2005, and favorable exchange rates of $3.5 million. Strong sales in Canada and increased European exports were offset by lower sales of certain skin care brands in Europe.

Consumer International Income before Minority Interest and Income Taxes was $8.8 million in the third quarter of 2006, an increase of $14.0 million as compared to the third quarter of 2005, and $21.9 million for the first nine months of 2006, an increase of $8.1 million as compared to the first nine months of 2005. The increases are a result of the contributions from the products of the acquired businesses. Moreover, the 2005 periods reflected a litigation charge of $8.3 million. Partially offsetting the increases are higher manufacturing and distribution costs, an unfavorable sales mix (more lower margin household products), and an increase in marketing expenses in England in support of certain personal care products. Both nine month periods include tradename impairment charges ($2.3 million in 2006 and $2.4 million in 2005).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Specialty Products (SPD)

Specialty Products net sales were $54.7 million in the third quarter of 2006, an increase of $1.2 million or 2.2% as compared to the third quarter of 2005. The increase is primarily due to growth in international sales.

Specialty Products net sales were $165.3 million for the first nine months of 2006, an increase of $1.6 million as compared to the first nine months of 2005. The increase is due to growth in international sales, partially offset by lower animal nutrition product sales and unfavorable foreign exchange rates of $0.5 million.

Specialty Products Income before Minority Interest and Income Taxes were $3.1 million in the third quarter of 2006, a $1.7 million decrease as compared to the third quarter of 2005, and were $11.2 million for the first nine months of 2006, a decrease of $3.0 million as compared to the first nine months of 2005, principally due to higher manufacturing costs for certain animal nutrition products, increased SG&A expenses and higher allocated interest expense.

Liquidity and Capital Resources

Net Debt

The Company had outstanding total debt of $982.8 million and cash of $95.8 million (of which approximately $50.5 million resides in foreign subsidiaries) at September 29, 2006. Total debt less cash (“net debt”) was $887.0 million at September 29, 2006. This compares to total debt of $756.5 million and cash of $126.7 million, resulting in net debt of $629.8 million at December 31, 2005. The increase of net debt since the beginning of the fiscal year is primarily due to the acquisition of OGI.

The Company entered into a cash flow hedge agreement effective as of September 29, 2006, to reduce the impact of interest rate fluctuations on its Tranche A term loan debt. The hedge covers $100.0 million of zero-cost collars for 5 years with a cap of 6.5% and a floor of 3.57%. There was no income statement impact as a result of this agreement as of September 29, 2006. All changes in the hedging option’s fair value will be recorded in Other Comprehensive Income on the balance sheet.

In the second quarter of 2006, the Company paid $7.0 million to reacquire distribution rights from USAD for sales in Canada of certain laundry products. The acquisition was funded out of the Company’s available cash. On August 7, 2006, the Company acquired OGI for approximately $326.0 million, plus fees of approximately $4.0 million, in cash, which was financed through a $250.0 million addition to the Company’s existing bank credit facility and with available cash.

	Nine Months Ended
Cash Flow Analysis (In thousands)	Sept. 29, 2006	Sept. 30, 2005
Net Cash Provided by Operating Activities	$109,290	$131,208
Net Cash Used in Investing Activities	(370,182)	(21,834)
Net Cash Used in Financing Activities	226,707	(93,161)

Net Cash Provided by Operations – The Company’s net cash provided by operations in the first nine months of 2006 decreased $21.9 million to $109.3 million as compared to the same period in 2005. The decrease was primarily due to an increase in working capital in support of SPINBRUSH. Operating cash flows are expected to be sufficient to meet the anticipated operating cash requirements for the remainder of the year.

For the nine month period ending September 29, 2006, the components of working capital that significantly impacted operating cash flow are as follows:

Accounts receivable increased $31.0 million primarily due to receivables relating to SPINBRUSH sales.

Inventories increased by $22.6 million primarily due to the purchase of SPINBRUSH inventory.

Net cash used in Investing Activities – Net cash used in investing activities during the first nine months of 2006 was $370.2 million, reflecting $33.2 million of additions for property, plant and equipment, $7.0 million to purchase the USAD Canadian business and approximately $330.1 million for the purchase of OGI (see note 7 to the condensed consolidated financial statements included in this report for additional information).

Net cash provided by Financing Activities – Net cash provided by financing activities during the first nine months of 2006 was $226.7 million. This represents an increase in variable rate debt of $250.0 million to purchase OGI, $7.5 million in short-term borrowings related to our accounts receivable securitization, and proceeds of and tax benefits from stock option exercises of $15.1 million partially offset by Tranche A term loan payments of $23.2 million and the payment of cash dividends of $12.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility. Management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was $272.9 million for the first nine months of 2006. The leverage ratio (total debt to Adjusted EBITDA) for the 12 months ended September 29, 2006 was 2.98 which is below the maximum of 4.00 permitted under the agreement, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for the twelve months ended September 29, 2006 was 6.75 which is above the minimum of 3.0 permitted under the agreement. This credit facility is secured by the assets of Church & Dwight Co., Inc. and one of its domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the nine months ended September 29, 2006 is as follows (in millions):

Net Cash Provided by Operating Activities	$109.3
Interest Expense	37.4
Current Portion Of Income Tax Provision	52.0
Tax Benefit On Stock Options Exercised	5.4
Change in Working Capital and Other Liabilities	62.5
Investment Income	(3.6)
Other	9.9

Adjusted EBITDA (per loan agreement)	$272.9

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”), which requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R using the modified prospective transition method under which the Company recognizes compensation cost on or after the effective date of the Company’s adoption of SFAS No. 123R for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the original SFAS 123 for pro forma disclosures. Prior period financial statements have not been restated. In the third quarter of 2006, the Company recorded a pre-tax charge of $2.8 million associated with the fair-value of unvested stock options, of which $2.5 million was included in selling, general and administrative expenses and $0.3 million in cost of goods sold. The after-tax impact of the charge was $1.7 million. Basic and Diluted EPS were negatively impacted by $0.03 per share. In the first nine months of 2006, the Company recorded a pre-tax charge of $7.6 million associated with the fair-value of unvested stock options, of which $6.7 million was included in selling, general and administrative expenses and $0.9 million in cost of goods sold. The after-tax impact of the charge was $4.7 million. Basic and Diluted EPS were negatively impacted by $0.07 per share.

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

SFAS No. 157, “Fair Value Measurements”, was issued in September 2006 and is effective for fiscal years beginning after November 15, 2007. SFAS No 157 provides a single definition of fair value to be utilized under other accounting pronouncements that require fair value measurements, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The statement generally is to be applied prospectively, so that it does not require any new fair value measurements. The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, was issued in September 2006 and is effective for the Company as of the end of the Company’s current fiscal year ending December 31, 2006. SFAS No. 158 is an amendment of SFAS Nos. 87, 88, 106, and 132(R) and is intended to improve financial reporting of pension and postretirement plans. This statement requires employers to a) recognize the funded status of a benefit plan, b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, c) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and d) include additional disclosures in the notes to the financial statements about effects on net periodic benefit cost that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is currently assessing the impact the adoption of this statement will have on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

SEC Staff Accounting Bulletin No. 108 (“SAB 108”), which expresses the staff’s views regarding the effects of prior year misstatements when quantifying misstatements in current year financial statements, was issued in September 2006. The SEC staff issued this SAB to address the diversity in practice in quantifying material financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The effective date of SAB 108 is for fiscal years ending on or before November 15, 2006. This pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is facing higher costs for several categories of raw and packaging materials, particularly those based on energy prices. In response, the Company has intensified its margin enhancement strategies, and is in the process of implementing a range of formulation, packaging, logistics and other cost reduction programs.

Interest Rate Risk

The Company’s domestic operations and its Brazilian subsidiary have other short and long-term debt that are floating rate obligations. If the floating rate were to change by 10% from the September 29, 2006 level, additional annual interest expense associated with the floating rate debt would be approximately $3.5 million.

Foreign Currency

The Company is also subject to translation exposure of the Company’s foreign subsidiaries financial statements. A hypothetical 10% change in the exchange rates for the U.S. Dollar to the currencies noted above at September 29, 2006 would result in a year-to-date currency translation gain or loss of approximately $1.5 million in 2006.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

b.	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements relating, among others, to short- and long-term financial objectives, sales and earnings growth, margin improvement, marketing and advertising spending, the timing of benefits from pricing changes made in prior periods, new product introductions, the effect of the SpinBrush and Orange Glo International, Inc. (“OGI”) net asset acquisitions and the operational transition of these businesses with the Company, market demand as consumers adjust to higher prices, achievement of financial goals, earnings per share and the effect of the adoption of Statement of Financial Accounting Standards No. 123 (revised) on earnings per share. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events and price increases on consumer demand), raw material and energy prices, the financial condition of major customers, the integration of the OGI business and the effect on marketing spending of product introduction timelines. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the divestiture of assets. For a description of additional factors that could cause actual results to differ materially from the forward looking statements, see the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005, including the information in Item 1A, “Risk Factors.”

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

ITEM 6. EXHIBITS

(3.1)	Restated Certificate of Incorporation of the Company, as amended through May 9, 2005 - incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

(3.2)	By-laws of the Company as amended - incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003.

(10.1)	Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell for the position of Vice President and Chief Financial Officer.

(11)	Computation of earnings per share.

(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	November 7, 2006	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
VICE PRESIDENT FINANCE AND CHIEF FINANCIAL OFFICER

DATE:	November 7, 2006	/s/ Gary P. Halker
GARY P. HALKER
VICE PRESIDENT FINANCE AND TREASURER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

(3.1)	Restated Certificate of Incorporation of the Company, as amended through May 9, 2005 – incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

(3.2)	By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003.

(10.1)	Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell for the position of Vice President and Chief Financial Officer.

(11)	Computation of earnings per share.

(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.