Form 10-K
period 2006-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2007-02-26
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission File Number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 North Harrison Street, Princeton, New Jersey	08543-5297
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 683-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.0 billion. For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2006.

As of February 22, 2007, 65,602,111 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2007 are incorporated by reference in Items 10 through 14 of Item III of this Annual Report on Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements relating among others, to short- and long-term financial objectives, sales and earnings growth, margin improvement, marketing spending, capital expenditures, pricing changes in certain of the Company’s products and the timing of benefits from such pricing changes, new product introductions, the effect of the acquisition of substantially all of the net assets of Orange Glo International, Inc. and its integration with the Company, earnings per share and the adoption of certain accounting principles and the anticipated effect of such principles on earnings per share. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risk, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, the financial condition of major customers, unanticipated delays in the transition of the Orange Glo business and increased marketing spending. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the divestiture of assets.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART I

PART I

ITEM 1. BUSINESS

GENERAL; RECENT DEVELOPMENTS

The Company, founded in 1846, develops, manufactures and markets a broad range of household, personal care and specialty products under well-recognized brand names, including ARM & HAMMER and TROJAN. The Company’s business is divided into three primary segments, Consumer Domestic, Consumer International and Specialty Products. The Consumer Domestic segment includes household products for deodorizing and cleaning, such as ARM & HAMMER baking soda and cat litter and SCRUB FREE and BRILLO cleaning products; and laundry products, such as XTRA and ARM & HAMMER laundry detergents, OXICLEAN pre-wash laundry additive and XTRA NICE’N FLUFFY fabric softeners. This segment also includes personal care products, such as TROJAN condoms, NAIR depilatories, FIRST RESPONSE and ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant, ARM & HAMMER, MENTADENT, CLOSE-UP, PEPSODENT and AIM toothpastes and SPINBRUSH battery-operated toothbrushes. The Consumer International segment primarily sells a variety of personal care products, some of which use the same brands as our domestic product lines, in international markets, including France, the United Kingdom, Canada, Mexico, Australia, Spain and Brazil. The Specialty Products segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2006, the Consumer Domestic, Consumer International and Specialty Products segments represented approximately 72%, 17% and 11%, respectively, of the Company’s net sales.

All brand “rankings” contained in this report are based on Information Resources, Inc. (IRI) FDTKS, excluding Wal-Mart, for the 52 weeks ending December 31, 2006. Foreign brand “rankings” are derived from several sources.

2006 DEVELOPMENTS

On August 7, 2006, the Company acquired substantially all of the net assets of Orange Glo International, Inc. (“OGI Acquisition”), which include laundry and cleaning products such as OXICLEAN, a premium-priced laundry pre-wash additive, KABOOM bathroom cleaner and ORANGE GLO household cleaner. The purchase price was $325.4 million, plus fees of approximately $4.4 million, which was financed through a $250.0 million addition to the Company’s existing bank credit facility and available cash. Sales for the acquired business for the year ended December 31, 2005 were approximately $200.0 million, primarily in the United States. OXICLEAN pre-wash laundry additive is the number one brand in the laundry pre-wash additives market in the U.S. The Company allocated a significant portion of the purchase price to intangibles based upon a preliminary valuation. The Company has completed the order processing, logistics and accounting phases of integrating the acquired business and anticipates transferring the manufacturing of most products to its existing plants during the second half of 2007. See Note 5 to the consolidated financial statements included in this report.

On June 2, 2006, the Company reacquired the distribution rights from USA Detergents Inc. to sell XTRA laundry detergent and NICE N’ FLUFFY liquid fabric softener in Canada for $7.0 million in cash plus an additional performance-based payment of up to $2.5 million based upon one year performance targets from the closing date. The accompanying financial statements reflect the allocation of the purchase price to intangible assets.

On October 31, 2005, the Company acquired the SPINBRUSH battery-operated toothbrush business from the Procter & Gamble Company. The purchase price was $75.0 million in cash, plus additional performance-based payments of up to $30.0 million payable up to nine months following the closing. The Company did not pay any performance-based payments as the business results did not warrant any. SPINBRUSH is the market leader in the battery-operated segment of the toothbrush category with a range of product offerings for both adults and children. The Company fully integrated the SPINBRUSH business in the first quarter of 2006.

FINANCIAL INFORMATION ABOUT SEGMENTS

As noted above, the Company’s business is organized into three reportable segments, Consumer Domestic, Consumer International and Specialty Products (“SPD”). These segments are based on differences in the nature of products and organizational and ownership structures. None of these segments are seasonal, with the exception of the depilatories and waxes product group in the Consumer Domestic and Consumer International segments which generally performs better in the spring and summer months. Information concerning the net sales, operating income and identifiable assets of each of the segments is set forth in Note 17 to the consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is Item 7 of this report.

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
ARM & HAMMER Fridge-n-Freezer ARM & HAMMER FRIDGE FRESH Refrigerator Deodorizer
ARM & HAMMER Carpet & Room Deodorizer
ARM & HAMMER VACUUM-FREE Foam Carpet Deodorizer
ARM & HAMMER Cat Litter Deodorizer
ARM & HAMMER MULTI-CAT Clumping Cat Litter ARM & HAMMER High Performance Clumping Cat Litter
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
SNO BOL Toilet Bowl Cleaner
PARSONS’ Ammonia
ARM & HAMMER Powder Laundry Detergent
ARM & HAMMER Detergent Plus a Touch of Softener
ARM & HAMMER Liquid Laundry Detergent
ARM & HAMMER ESSENTIALS Concentrated Liquid Laundry Detergent
XTRA Liquid Laundry Detergent
XTRA SCENTSATIONS Concentrated Liquid Laundry Detergent
XTRA Powder Laundry Detergent
XTRA NICE’N FLUFFY Liquid Fabric Softener
XTRA NICE’N FLUFFY Fabric Softener Sheets

Type of Product	Key Brand Names
ARM & HAMMER FRESH’N SOFT Fabric Softener Sheets
ARM & HAMMER FRESH’N SOFT Liquid Fabric Softener
DELICARE Fine Fabric Wash
ARM & HAMMER Super Washing Soda
OXICLEAN Detergent and Cleaning Solution
KABOOM Cleaning Products
ORANGE GLO Cleaning Products

Personal Care	ARM & HAMMER DENTAL CARE Toothpaste and Powder
ARM & HAMMER PEROXICARE Toothpaste
ARM & HAMMER ADVANCE WHITE Toothpaste
ARM & HAMMER COMPLETE CARE Toothpaste
ARM & HAMMER ENAMEL CARE Toothpaste
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
CLASS ACT Condoms
FIRST RESPONSE Home Pregnancy and Ovulation Test Kits
ANSWER Home Pregnancy and Ovulation Test Kits
NAIR Depilatories, Lotions, Creams and Waxes
CARTERS LITTLE PILLS Laxative

Household Products

The Company’s household products business began with baking soda in 1846 and has expanded through the introduction or acquisition of additional household products such as laundry detergent, carpet and room deodorizers, cat litter and other pet products and cleaners. In 2006, household products constituted approximately 60% of the Company’s Domestic Consumer sales and approximately 43% of the Company’s total sales.

The ARM & HAMMER trademark was adopted in 1867. ARM & HAMMER Baking Soda remains the leading brand of baking soda in terms of consumer recognition of the brand name and reputation for quality and value. The deodorizing properties of baking soda have led to the development of several household products. For example, in 2006, the Company launched ARM & HAMMER FRIDGE FRESH, a refrigerator deodorizer equipped with both a baking soda filter to keep food tasting fresher and an indicator to tell the consumer when the product needs to be replaced. In addition, ARM & HAMMER Carpet and Room Deodorizer continued to be the leading brand in the domestic carpet and room deodorizer market.

The Company’s laundry detergents constitute its largest consumer business, measured by sales volume. The Company markets its ARM & HAMMER brand laundry detergents, in both powder and liquid forms, as value products, priced at a discount from products identified by the Company as market leaders. The Company markets its XTRA laundry detergent in both powder and liquid at a slightly lower price than ARM & HAMMER brand laundry detergents. Although the powder laundry detergent segment continued its long-term decline throughout 2006,

ARM & HAMMER powder maintained its position as the leading powder detergent value brand by dollar share. In 2006, the Company launched in limited distribution XTRA SCENTSATIONS, a highly fragranced and concentrated liquid laundry detergent and ARM & HAMMER ESSENTIALS, a concentrated liquid laundry detergent formulated with plant-based soaps and containing no dyes, phosphates or bleaches. In 2007, the Company is significantly expanding distribution of these items. As a result of the OGI Aquisition, the Company began selling OXICLEAN pre-wash laundry additive. OXICLEAN is the number one brand in the laundry pre-wash additives market in the U.S. The Company is currently introducing a new OXICLEAN SPRAY AWAY portable instant stain remover.

The Company’s laundry products also include fabric softener sheets that prevent static cling and soften and freshen clothes. The Company markets ARM & HAMMER FRESH ‘N SOFT liquid fabric softener and offers another liquid fabric softener, XTRA NICE’N FLUFFY, at a slightly lower price enabling the Company to compete at several price points.

The Company markets a line of cat litter products such as ARM & HAMMER SUPER SCOOP clumping cat litter, which is the number two brand in the clumping segment of the cat litter market. Line extensions of SUPER SCOOP include ARM & HAMMER EASY FLUSH clumping cat litter, a flushable cat litter that enables consumers to flush litter box clumps in the bathroom so odors do not escape into the home and ARM & HAMMER Multi-Cat cat litter, designed for households with more than one cat. In 2006, the Company introduced ARM & HAMMER HIGH PERFORMANCE clumping cat litter, a corn-based scoopable litter made for consumers who prefer to use products made from natural ingredients. The Company also markets a line of pet care products under the LAMBERT KAY brand name. The Company intends to continue to innovate and offer new products under the ARM & HAMMER brand in the household and pet care categories.

The Company markets a line of household cleaning products including CLEAN SHOWER daily shower cleaner, SCRUB FREE bathroom cleaners and SNO BOL toilet bowl cleaner. As a result of the OGI Acquisition in 2006, the Company began selling KABOOM bathroom cleaner and ORANGE GLO household cleaning products.

Personal Care Products

The Company entered the personal care business using the unique strengths of its ARM & HAMMER trademark and baking soda technology, and has expanded its presence through its acquisition of antiperspirants, oral care products, depilatories and reproductive health products. The personal care market is highly innovative and is characterized by a continuous flow of new products and line extensions and intense competition, requiring heavy advertising and promotion. In 2006, Personal Care Products constituted approximately 40% of the Company’s Consumer Domestic sales and approximately 29% of the Company’s total sales.

ARM & HAMMER Baking Soda, when used as a dentifrice, whitens and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE brand name. The Company also markets ARM & HAMMER ENAMEL CARE advanced cleaning and natural whitening toothpastes, based on proprietary formulation technology, which combines the cleaning and whitening properties of baking soda with fluoride and liquid calcium to fill tooth surfaces and restore enamel luster.

The Company also manufactures and markets in the United States (including Puerto Rico) and Canada, the MENTADENT brand of toothpaste and toothbrushes, PEPSODENT and AIM toothpaste, and has exclusive licensing rights in those territories to CLOSE-UP toothpaste from Conopco, Inc., a wholly owned subsidiary of Unilever N.V. and Unilever PLC.

In 2005, the Company expanded its oral care line by acquiring the SPINBRUSH battery-operated toothbrush business from Procter & Gamble. In 2007, the Company is introducing a new SPINBRUSH Pro Slim toothbrush and a two speed version of SPINBRUSH.

The Company’s deodorant and antiperspirant products are marketed under the ARM & HAMMER, ARRID and LADY’S CHOICE brand names.

Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases (STDs). The TROJAN condom brand has been in use for more than 80 years. In 2006, the brand continued its market share leadership in the United States with the success of such products as EXTENDED PLEASURE, HER PLEASURE, TWISTED PLEASURE, SHARED PLEASURE and MAGNUM WITH WARM SENSATIONS, a unique lubricant system which warms the skin on contact for enhanced pleasure. Early in 2006, the Company launched TROJAN Ultra Thin condoms. In 2007, there will be several new additions to the TROJAN product line, including an Intense Ribbed condom and an expanded line of vibrating rings.

In 2006, FIRST RESPONSE was the number two brand in the home pregnancy and ovulation test kit business category. During 2006, the Company launched FIRST RESPONSE Rapid Result test kit, designed to tell a woman if she is pregnant within one minute after taking the test. The Company also markets a second brand, ANSWER, which competes in the value segment of the home pregnancy and ovulation test kit market.

The NAIR line of non-shaving hair removal products is the number two brand in the United States, with innovative products that address consumer needs for quick, complete and longer-lasting hair removal. The Company offers waxes, depilatory creams and cloth strips under the NAIR brand name. In 2007, the Company plans to introduce the NAIR Pretty line and a new NAIR sensitive formula line consisting of five new products.

Consumer International

The Consumer International segment markets and sells a variety of personal care products, over-the-counter and household products in international markets, including France, the United Kingdom, Canada, Mexico, Australia, Spain and Brazil.

Certain of the Company’s international product lines are similar to its domestic product lines. For example, the Company markets depilatories and waxes, home pregnancy and ovulation test kits and oral care products in most of its international markets and markets condoms in Canada, Mexico and the United Kingdom.

The Company believes that approximately 37% of its international net sales in this segment are attributable to brands which hold the number one or two positions in their respective local markets. With the exception of Canada, France and the United Kingdom, which account for 30%, 21% and 20%, respectively of the Company’s international sales in this segment, no other country in which the Company operates accounts for more than 11% of its total international net sales in this segment, and no brand accounts for more than 13% of its total international net sales in this segment.

During the past few years, the Company has expanded its businesses by introducing new NAIR waxes and depilatory products into France, Spain, the United Kingdom, Canada, Mexico and Australia. The Company has also introduced new PEARL DROPS products into Europe and Australia. In addition, STERIMAR nasal hygiene products have been introduced into a number of markets in Europe and Latin America.

The majority of the products that the Company offers within the Consumer International segment are products acquired from and formerly manufactured by Carter-Wallace. However, the Company continues to seek opportunities to expand distribution of ARM & HAMMER products and in 2006 expanded ARM & HAMMER laundry and pet care products into Canada and Mexico. In 2006, the Company assumed distribution of SPINBRUSH, primarily in Canada, the United Kingdom and Japan and, as a result of the OGI Acquisition, OXICLEAN, KABOOM and ORANGE GLO, primarily in Mexico and Canada.

In 2007, the Company formed a small subsidiary in China to assist in launching new products and to manage the contract manufacturers who produce SPINBRUSH.

COMPETITION FOR CONSUMER DOMESTIC AND CONSUMER INTERNATIONAL

For information regarding competition affecting the Company’s Consumer Domestic and Consumer International Products businesses, see “Competitive Environment” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is Item 7 of this report.

Product introductions usually involve heavy marketing costs in the year of launch, and the eventual success of new products and line extensions described in this report will not be known for some time afterwards.

DISTRIBUTION FOR CONSUMER DOMESTIC

Products in the Consumer Domestic segment are primarily marketed throughout the United States and Canada and sold through a broad distribution platform that includes supermarkets, mass merchandisers, such as Wal-Mart, and drugstores. The Company employs a sales force based regionally throughout the United States. This sales force utilizes the services of independent food brokers in each market. The Company’s products are stored in Company plants and public warehouses and are either delivered by independent trucking companies or picked up by customers.

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

SPECIALTY PRODUCTS

Specialty Products Division

Principal Products

The Company’s SPD segment focuses on sales to businesses and participates in three product areas: Specialty Chemicals, Animal Nutrition and Specialty Cleaners. The following table sets forth the principal products of the Company’s SPD segment.

Type of Product	Key Brand Names

Specialty Chemicals	ARM & HAMMER Performance Grade Sodium Bicarbonate
ARMAND PRODUCTS Potassium Carbonate and Potassium Bicarbonate(1)

Animal Nutrition	ARM & HAMMER Feed Grade Sodium Bicarbonate
ARMACAD-G Enhanced Sesquicarbonate
MEGALAC Rumen Bypass Fat
SQ-810 Natural Sodium Sesquicarbonate
BIO-CHLOR and FERMENTEN Rumen Fermentation Enhancers
DCAD Plus Feed Grade Potassium Carbonate(2)

Specialty Cleaners	Commercial & Professional Cleaners and Deodorizers
ARMAKLEEN Aqueous Cleaners(3)
AQUAWORKS Aqueous Cleaners(3)
ARMEX Blast Media(3)

(1)	Manufactured and marketed by Armand Products Company, an entity in which the Company holds a joint venture interest.
(2)	Manufactured for the Company by Armand Products Company.
(3)	Distributed by The ArmaKleen Company, an entity in which the Company holds a joint venture interest.

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

The Company’s 99.8% owned Brazilian subsidiary, Quimica Geral do Nordeste (“QGN”), is South America’s leading provider of sodium bicarbonate.

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

The Company has a joint venture with the Safety-Kleen Corporation called The ArmaKleen Company. The ArmaKleen Company was formed to build a specialty cleaning products business based on the Company’s technology and Safety-Kleen’s sales and distribution organization. This joint venture distributes the Company’s proprietary product line of aqueous cleaners along with the Company’s ARMEX blast media line, which is designed for the removal of a wide variety of surface coatings. The Company continues to pursue opportunities to build this industrial cleaning business using the Company’s aqueous-based technology as well as the ArmaKleen Company’s ARMEX blast media line of products.

COMPETITION FOR SPD

For information regarding competition affecting the Company’s Specialty Products business, see “Competitive Environment” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is Item 7 of this report. Product introductions usually involve heavy introductory costs in the year of launch, and the eventual success of the new products and line extensions is not known for some time afterwards.

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

RAW MATERIALS AND SOURCES OF SUPPLY

The Company manufactures sodium bicarbonate for both of its consumer and specialty products businesses at its plants located at Green River, Wyoming and Old Fort, Ohio. The primary source of soda ash, a basic raw material in the production of sodium bicarbonate, used by the Company is the mineral trona, which is found in abundance in southwestern Wyoming near the Company’s Green River plant. The Company has adequate trona reserves under mineral leases to support the requirements of its sodium bicarbonate business and may acquire other leases in the future as the need arises.

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

Continuing a trend that began in 2005, the cost of raw materials was substantially higher in 2006, particularly for oil-based raw and packaging materials used in the household and specialty products businesses. In 2006, the Company more than offset some of these increases with cost improvement programs and pricing actions. The price of palm oil generally fluctuates with the price of global vegetable oil. Additional increases in the prices of certain raw materials could further materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

In 2005, the Company acquired the SPINBRUSH battery-operated toothbrush business from the Procter & Gamble Company. The battery-operated toothbrushes are made by two contract manufacturers located in China.

The product lines acquired as part of the OGI Acquisition are all currently produced by contract manufacturers. During the second half of 2007, the manufacturing of certain products will be integrated into the Company’s existing plants.

PATENTS AND TRADEMARKS

The Company’s trademarks (identified throughout this annual report in capitalized letters), including ARM & HAMMER, are registered with the United States Patent and Trademark Office and also with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by the Company since the late 1800’s, and is a valuable asset and important to the successful operation of the Company’s business. The Company’s other valuable trademarks include TROJAN, NAIR, FIRST RESPONSE, MENTADENT, CLOSE-UP, AIM, PEPSODENT, XTRA, BRILLO, ARRID, SNO BOL, PARSONS’, SCRUB FREE, OXICLEAN, CLEAN SHOWER and SPINBRUSH. United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. The Company maintains a portfolio of trademarks representing substantial goodwill in the businesses using the trademarks.

United States patents are currently granted for a term of 20 years from the date the patent application is filed. Although the Company actively seeks and maintains a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

A group of three Consumer Domestic customers accounted for approximately 29% of consolidated net sales in 2006, including a single customer, Wal-Mart Stores, Inc., which accounted for approximately 21%. A group of three Consumer Domestic customers accounted for approximately 25% of consolidated net sales in 2005 including Wal-Mart, which accounted for approximately 18%. This group also accounted for approximately 26% of net sales (of which Wal-Mart accounted for 18%) in 2004. The time between receipt of orders and shipment is generally short, and, as a result, backlog is not significant.

RESEARCH & DEVELOPMENT

The Company conducts research and development activities primarily at its Princeton and Cranbury facilities in New Jersey. The Company devotes significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features and to provide increased convenience and/or value to its customers. To increase its innovative capabilities, the Company engages outside contractors for general research and development in activities beyond its core areas of expertise. During 2006, $44.7 million was spent on research activities as compared to $38.7 million in 2005 and $33.0 million in 2004.

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

ENVIRONMENTAL MATTERS

The Company’s operations are subject to federal, state and local regulations governing air emissions, waste and steam discharges, and solid and hazardous waste management activities. The Company endeavors to take actions necessary to comply with such regulations. These steps include periodic environmental audits of each Company facility. The audits, conducted by independent engineering firms with expertise in the area of environmental compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state and local regulations. The Company believes that its compliance with existing environmental regulations will not have a material adverse effect with regard to the Company’s capital expenditures, earnings or competitive position. No material capital expenditures relating to environmental control or remediation are presently anticipated.

GEOGRAPHIC AREAS

Approximately 79%, 78% and 83% of the net sales reported in the accompanying consolidated financial statements in 2006, 2005 and 2004, respectively were to customers in the United States. Approximately 93%, 88% and 92% of long-lived assets were located in the United States at December 31, 2006, 2005 and 2004, respectively. Other than the United States, no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

EMPLOYEES

At December 31, 2006, the Company had approximately 3,700 employees. The Company is party to a labor contract with the United Industrial Workers of North America at its London, Ohio plant, which contract continues until September 28, 2007, and with the International Machinist Union at its Colonial Heights, Virginia plant, which contract continues until May 31, 2010. Internationally, the Company employs union employees in France, Brazil and Spain. The Company believes that its relations with both its union and non-union employees are satisfactory.

CLASSES OF SIMILAR PRODUCTS

The Company’s operations, exclusive of unconsolidated entities, constitute three reportable segments, Consumer Domestic, Consumer International and SPD. The table set forth below shows the percentage of the Company’s net sales contributed by each group of similar products marketed by the Company during the period from January 1, 2004 through December 31, 2006.

	% of Net Sales
	2006	2005	2004
Consumer Domestic
Household	43%	41%	47%
Personal Care	29%	29%	27%
Consumer International	17%	17%	12%
SPD	11%	13%	14%

The table above reflects consolidated net sales, exclusive of net sales of unconsolidated entities.

PUBLIC INFORMATION

The Company maintains a web site at www.churchdwight.com and makes available free of charge on this web site the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission. Also available on the Company’s website are the Company’s Corporate Governance Guidelines, charters for the Audit, Compensation & Organization and Governance & Nominating Committees of the Company’s Board of Directors and the Company’s Code of Conduct. Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 469 North Harrison Street, Princeton, New Jersey 08543, attention: Secretary. The information presented in the Company’s web site is not a part of this report and the reference to the Company’s web site is intended to be an inactive textual reference only.

ITEM 1A.	RISK FACTORS

The following risks and uncertainties, as well as others described elsewhere in this report, could materially adversely affect our business, results of operations and financial condition:

•

We have recently developed and commenced sales of a number of new products and line extensions, but if they do not gain widespread customer acceptance or if they cause sales of our existing products to decline, our financial performance could decline.

We have recently introduced or will be introducing new consumer product line extensions, such as OXICLEAN SPRAY AWAY portable stain remover, SPINBRUSH Pro Slim toothbrushes, a two-speed SPINBRUSH toothbrush, and TROJAN Intense Ribbed condoms. In 2005, we introduced ELEXA, a line of sexual health products which did not meet our expectations. The development and introduction of new products involves substantial research, development and marketing expenditures, which we may be unable to recover if the new products do not gain widespread market acceptance. In addition, if sales generated by new products result in a concomitant decline in sales of our existing products, our financial performance could be harmed.

•	We may discontinue products or product lines which could result in returns, asset write-offs and shutdown costs. We may also engage in product recalls which would reduce our cash flow and earnings.

In the past, we have discontinued certain products and product lines which resulted in returns from customers, asset write-offs and shutdown costs. We may suffer similar adverse consequences in the future to the extent we discontinue products that do not meet expectations or no longer satisfy consumer demand. Product returns, write-offs or shutdown costs would reduce cash flow and earnings. Product efficacy or safety concerns could result in product recalls or declining sales, which also would reduce our cash flow and earnings.

•

We face intense competition in a mature industry and we may be required to increase expenditures and accept lower profit margins to preserve or maintain our market share. Unless the markets in which we compete grow substantially, a loss of market share will result in reduced sales levels and declining operating results.

During 2006, approximately 79% of our sales were generated in U.S. markets. U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, antiperspirants and deodorants. Our unit sales growth in domestic markets will depend on increased use of our products by consumers, product innovation and our ability to capture market share from competitors. We may not succeed in implementing strategies to increase domestic revenues.

The consumer products industry, particularly the laundry detergent, personal care and air deodorizer categories, is intensely competitive. To protect existing market share or to capture increased market share, we may need to increase expenditures for promotions and advertising and introduce and establish new products. Increased expenditures may not prove successful in maintaining or enhancing market share and could result in lower sales and profits. Many of our competitors are large companies, including The Procter & Gamble Company, Unilever, Inc., The Clorox Company, Colgate-Palmolive Company, Henkel, SSL International, Reckitt Benckiser, Johnson & Johnson, Inverness and S.C. Johnson & Son, Inc., many of which have greater financial resources than we do. These competitors have the capacity to outspend us should they attempt to gain market share. If we lose market share and the markets in which we compete do not grow, our sales levels and operating results will decline.

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

Because of the competitive environment facing retailers, many of our trade customers, particularly our high-volume retail store customers, have increasingly sought to obtain pricing concessions or better trade terms. To the extent we provide concessions or better trade terms, our margins are reduced. Further, if we are unable to maintain terms that are acceptable to our trade customers, these trade customers could reduce purchases of our products and increase purchases of products from our competitors which would harm our sales and profitability.

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

Wal-Mart, including its affiliate Sam’s Club, is our largest customer, accounting for approximately 21% of net sales in 2006, 18% of net sales in 2005 and 18% of net sales in 2004. Our top three Consumer Domestic customers accounted for approximately 29% of net sales in 2006, 25% of net sales in 2005 and 26% of net sales in 2004. The loss of or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers would harm our sales and profitability.

•	Our substantial indebtedness could adversely affect our financial condition and ability to operate our businesses and repay the indebtedness.

As of December 31, 2006, we had $933.3 million of total consolidated indebtedness. This level of indebtedness could (i) limit our ability to borrow money to fund working capital, capital expenditures, acquisitions and debt service requirements and other financing needs and (ii) make us more vulnerable to a downturn in our business, industry or the economy in general. In the event of a general increase in interest rates, our interest expense would increase because a substantial portion of the indebtedness, including all of the indebtedness under our senior credit facilities, bears interest at floating rates. To reduce the impact of interest rate fluctuations on some of our indebtedness, we entered into two cash flow hedge agreements. One was effective on September 29, 2006, and the other hedge was effective on December 29, 2006. Our failure to service our indebtedness or obtain additional financing as needed could have a material adverse effect on our business operating results and financial condition. The terms of our subordinated notes and agreement relating to our credit facility place a limit on the amount of certain cash payments we can make. This limitation includes the amount we can pay in dividends on our common stock. As long as we are not in default under either agreement, we do not anticipate that the limitation will have an effect on our ability to pay dividends at the current rate.

•

We may make acquisitions that result in dilution to our current stockholders or increase our indebtedness, or both. In addition, acquisitions that are not properly integrated or are otherwise unsuccessful could strain or divert our resources.

We have made several acquisitions in the past few years, including the OGI Acquisition, the SPINBRUSH battery-operated toothbrush brand, a skin care brand in South America, and the former consumer products businesses of Carter-Wallace, Inc., and may make additional acquisitions or substantial investments in complementary businesses or products in the future. Any future acquisitions or investments would entail various risks, including the difficulty of assimilating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. The risks associated with assimilation are increased to the extent we acquire companies with businesses, operations or sources of supply outside of the United States and Canada, such as the acquisition of the SPINBRUSH business, for which products are manufactured by third party contract manufacturers in China, and the skin care brand in South America for which products are manufactured locally by third parties. These factors could harm our financial condition and operating results. Any future acquisitions or investments could result in substantial cash expenditures, the issuance of new equity by us and/or the incurrence of additional debt and contingent liabilities. In addition, any potential acquisitions or investments, whether or not they are ultimately completed, could divert the attention of management and divert other resources from other matters that are critical to our operations.

•	Our condom product line could suffer if the spermicide N-9 is proved or perceived to be harmful.

Our distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of our condoms contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The FDA has recently issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. We have filed a response recommending alternative labeling with the FDA. We believe that our present labeling for condoms with N-9 is compliant with the overall objectives of the draft guidance, and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, we cannot predict the nature of the labeling that ultimately will be required by the FDA. While awaiting further FDA guidance, we have implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9, and have launched a public information campaign to communicate these messages to the affected communities.

If the FDA or state governments eventually promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new or additional labeling requirements), we could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease our operating income.

•	Price increases in raw and packaging materials or energy costs could erode our profit margins, which could harm operating results.

Increases in the prices of raw materials such as surfactants, which are cleaning agents, paper products and bottles, or increases in energy costs, could significantly affect our profit margins. In particular, during 2005 and 2006 we experienced extraordinary price increases for raw and packaging materials, diesel fuel and energy costs, particularly as a result of strong demand from China and supply interruptions in 2005 caused by Hurricanes Katrina and Rita. The damage to oil and chemical production facilities in the Gulf region resulted in widespread shortages that extended into 2006. These shortages, coupled with concerns about the adequacy of oil supply, continued to impact pricing. We use surfactants and bottles in the manufacture and marketing of laundry and household cleaning products. We use paper products for packaging in many of our consumer and specialty chemical products. We have attempted to address these price increases through cost reduction programs and price increases of our own products. If price increases continue to occur, we may not be able to increase the prices of our products to fully offset these increases. This could harm our financial condition and operating results.

•	We are subject to various government regulations in the countries in which we operate that could adversely affect our business.

The manufacturing, processing, formulation, packaging, labeling and advertising of our products are subject to regulation by federal agencies, including the FDA, the Federal Trade Commission (“FTC”) and the Consumer Product Safety Commission. In addition, our operations are subject to the oversight of the Environmental Protection Agency, the Occupational Safety and Health Administration and the National Labor Relations Board. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products are sold.

In particular, the FDA regulates the safety, manufacturing, labeling and distribution of condoms, home pregnancy and ovulation test kits, and over-the-counter pharmaceuticals. The FDA also exercises a somewhat less rigorous oversight over cosmetic products such as depilatories. In addition, under a memorandum of understanding between the FDA and the FTC, the FTC has jurisdiction with regard to the promotion and advertising of these products, and the FTC regulates the promotion and advertising of our other products as well. As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that we use to manufacture regulated products and may observe compliance issues that would require us to make certain changes in our manufacturing facilities and processes. It may be necessary to make additional expenditures to address these regulatory observations or possibly stop selling certain products until a compliance issue has been remediated. As a result, our business could be adversely affected.

Our international operations, including the production of over-the-counter drug products, are subject to regulation in each of the foreign jurisdictions in which we manufacture or market goods. Changes in product standards or manufacturing requirements in any of these jurisdictions could require us to make certain modifications to our operations or product formulations, or to cease manufacturing certain products completely. As a result, our international business could be adversely affected.

•	We are subject to risks related to our international operations that could adversely affect the results of operations.

Our international operations subject us to risks customarily associated with foreign operations, including:

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

We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such chemicals due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations. It is possible that we could become subject to additional environmental liabilities in the future that could cause a material adverse effect on our results of operations or financial condition.

•	Failure to maximize or successfully assert intellectual property rights could materially adversely affect our competitiveness.

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

Not applicable.

ITEM 2. PROPERTIES.

The Company’s executive offices and primary research and development facilities are owned by the Company and are located on 22 acres of land in Princeton, New Jersey. These facilities include approximately 127,000 square feet of office and laboratory space. The Company also owns a 36,000 square foot research and development facility in Cranbury, New Jersey. In addition, the Company leases space in three buildings adjacent to its Princeton facility that contain approximately 140,000 square feet of office space, pursuant to three multi-year leases. The Company also leases regional sales offices in various locations throughout the United States.

The Company and its consolidated subsidiaries also own or lease other facilities as set forth in the following table:

Location(1)	Products Manufactured	Approximate Area (Sq. Feet)
Owned:
Manufacturing facilities
Harrisonville, Missouri	Liquid laundry detergent and fabric softener	360,000
Green River, Wyoming	Sodium bicarbonate and various consumer products	273,000
Lakewood, New Jersey	Various consumer products	250,000
Colonial Heights, Virginia	Condoms	220,000
Old Fort, Ohio	Sodium bicarbonate, rumen bypass fats and various consumer products	208,000
Montreal, Canada	Personal care products	157,000
Camaçari, Bahia, Brazil	Sodium bicarbonate and other products	120,000
London, Ohio	Soap pads and fabric softener sheets	114,000
Feira de Santana, Bahia, Brazil	Barium carbonate and other products	106,000
Folkestone, England	Personal care products	78,000
Wakefield, England	Various specialty products	71,000
Madera, California	Rumen bypass fats and related products	50,000
New Plymouth, New Zealand	Condom processing	31,000
Oskaloosa, Iowa	Animal nutrition products	27,000
Warehouses
Harrisonville, Missouri	—	150,000
Green River, Wyoming	—	101,000
Toronto, Canada	—	52,000
Camaçari, Bahia, Brazil	—	39,200
Feira de Santana, Bahia, Brazil	—	13,100
Leased:
Manufacturing facilities
North Brunswick, New Jersey(2)	Liquid laundry detergent and other consumer products	360,000
Barcelona, Spain(3)	Personal care products	83,000
Folkestone, England	Personal care products	21,500
Warehouses
North Brunswick, New Jersey(4)	—	525,000
North Brunswick, New Jersey(5)	—	156,000
North Brunswick, New Jersey(4)	—	130,275
North Brunswick, New Jersey(6)	—	173,000
Toronto, Canada(7)	—	80,000
Folkestone, England	—	65,000
Revel, France	—	35,500
Mexico City, Mexico	—	27,500
Sydney, Australia	—	24,900
Atlanta, Georgia	—	23,071
Offices
Levallois, France	—	21,600

1.	These facilities are owned unless otherwise indicated.
2.	Lease expires in 2015, subject to one five-year extension at the option of the Company.
3.	Manufacturing operations at this facility ceased in the first quarter of 2006. A portion of the plant is now being subleased to a third party.

4.	Lease expires in 2010.
5.	Lease expires in 2011.
6.	Lease expires in 2009, subject to our ability to have two additional one year renewals.
7.	Lease expires in 2007.

In 2006, the Company sold its manufacturing facility located in Chicago, Illinois and entered into a long-term supply agreement for powder laundry detergent with the purchaser of the facility.

In Syracuse, New York, the Company owns a 21 acre site which includes a group of connected buildings. This facility was closed in 2001 and a portion of the facility is now leased to a third party.

Armand Products Company, a joint venture of which the Company owns 50%, operates a potassium carbonate manufacturing plant located in Muscle Shoals, Alabama. This facility contains approximately 53,000 square feet of space and has a production capacity of 103,000 tons of potassium carbonate per year.

The Company’s 99.8% owned Brazilian subsidiary, QGN, has its administrative headquarters in Rio de Janeiro.

The Old Fort, Ohio plant has a production capacity for sodium bicarbonate of 280,000 tons per year. The Green River plant has a production capacity for sodium bicarbonate of 200,000 tons per year.

The Company believes that its operating and administrative facilities are adequate and suitable for the conduct of its business. The Company also believes that its production facilities are suitable for current manufacturing requirements for its consumer and specialty products businesses. In addition, the facilities possess a capacity sufficient to accommodate the Company’s estimated increases in production requirements over the next several years, based on its current product lines.

ITEM 3. LEGAL PROCEEDINGS

On October 26, 2005, a New Jersey state court jury rendered a $15.0 million verdict against the Company. The verdict followed a trial involving a claim against the Company by Andes Trading de Mexico S.A., alleging that the Company breached a purported agreement granting the plaintiff exclusive distribution rights in Mexico with respect to the Company’s consumer products. Shortly after the verdict was rendered, the Company filed a motion for a new trial and for remittitur of the verdict. On December 9, 2005, the court granted the motion in part and denied it in part. The court reduced the damages to $9.8 million but did not grant the Company’s request for new trial. The Company disagrees with the verdict and believes that it is not supported by the evidence offered at the trial. Subsequent to the court’s ruling, the Company filed an appeal and the New Jersey Superior Court, Appellate Division heard oral arguments on the appeal on December 6, 2006. The Court has not rendered a decision. The Company has recorded a reserve of $9.8 million, plus accrued interest, and posted a bond for the verdict amount plus interest.

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	2006			2005
Common Stock Price Range and Dividends	Low	High	Dividend	Low	High	Dividend
1st Quarter	$32.70	$37.67	$0.06	$32.12	$36.87	$0.06
2nd Quarter	$34.73	$38.54	$0.06	$33.15	$38.69	$0.06
3rd Quarter	$35.15	$39.60	$0.07	$35.38	$39.62	$0.06
4th Quarter	$38.76	$43.57	$0.07	$32.60	$37.01	$0.06
Full Year	$32.70	$43.57	$0.26	$32.12	$39.62	$0.24

Based on composite trades reported by the New York Stock Exchange.

Approximate number of holders of Church & Dwight’s Common Stock as of December 31, 2006: 19,000.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data)

	2006(1)	2005(1)	2004(1)	2003	2002
Operating Results
Net Sales	$1,945.7	1,736.5	1,462.1	1,056.9	1,047.1
Marketing	$216.7	183.4	161.2	88.8	86.2
Research & Development	$44.7	38.7	33.0	26.9	26.9
Income from Operations(2)	$252.1	212.8	171.8	111.9	104.5
% of Sales	13.0%	12.3%	11.8%	10.6%	10.0%
Net Income(2,3)	$138.9	122.9	88.8	81.0	66.7
Net Income per Share-Basic	$2.14	1.92	1.44	1.34	1.12
Net Income per Share-Diluted	$2.07	1.83	1.36	1.28	1.07

Financial Position
Total Assets	$2,334.2	1,962.1	1,878.0	1,119.6	988.2
Total Debt	$933.3	756.5	858.7	397.0	368.4
Stockholders' Equity	$863.8	696.9	560.0	438.5	347.6
Total Debt as a % of Total Capitalization	52%	52%	61%	48%	51%

Other Data
Average Common Shares Outstanding-Basic (in thousands)	64,856	63,857	61,868	60,341	59,445
Cash Dividends Paid	$16.9	15.3	14.0	12.5	11.9
Cash Dividends Paid per Common Share	$0.26	0.24	0.23	0.21	0.20
Stockholders’ Equity per Common Share	$13.32	10.91	9.05	7.26	5.84
Additions to Property, Plant & Equipment	$47.6	37.7	35.6	30.7	38.7
Depreciation & Amortization	$51.7	44.2	39.1	30.2	27.9
Employees at Year-End	3,655	3,662	3,741	2,266	2,256

(1)	Period to period comparisons of the data presented above are significantly impacted by the effect of acquisitions made by the Company. For a further understanding of the impact of the acquisitions occurring in 2004-2006, reference should be made to Note 5 to the consolidated financial statements.
(2)	Includes in 2006 a charge of $10.3 million pre-tax and $6.4 million post-tax relating to the adoption of SFAS 123R.
(3)	Includes $8.6, $18.9 and $13.1 million in 2004, 2003 and 2002, respectively, related to the 50% of Armkel that the Company owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

Overview

The Company develops, manufactures and markets a broad range of consumer and specialty products. It recognizes revenues and profits from selling its products under a variety of brands, including ARM & HAMMER and TROJAN, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors.

On May 28, 2004, the Company acquired the joint venture interest in Armkel LLC (“Armkel”) owned by affiliates of Kelso & Company, and Armkel was merged into the Company. This is sometimes referred as “the Armkel acquisition.” Armkel initially was formed to purchase a portion of the consumer products business of Carter-Wallace.

On October 31, 2005, the Company acquired the SPINBRUSH battery-operated toothbrush business from The Procter & Gamble Company (“P&G”) which was funded from $75.0 million of the Company’s available cash. The accompanying financial statements reflect the final asset allocation, which assigned a significant amount of the purchase price to intangible assets.

On June 2, 2006, the Company reacquired from USA Detergents (“USAD”) the distribution rights to sell Xtra laundry detergent and Nice N’ Fluffy liquid fabric softener in Canada for $7.0 million and agreed to make an additional performance-based payment of a maximum of $2.5 million based upon the performance of the Canadian sales during the one year period following the closing date. The acquisition was funded out of the Company’s available cash. The accompanying financial statements reflect the final asset allocation, which assigned the purchase price to intangible assets.

On August 7, 2006, the Company acquired substantially all of the net assets of Orange Glo International, Inc., (“OGI Acquisition”), which include laundry and cleaning products such as OXICLEAN, a premium-priced laundry pre-wash additive, KABOOM bathroom cleaner and ORANGE GLO household cleaner. The Company paid approximately $325.4 million, plus fees of approximately $4.4 million, which was financed through a $250.0 million addition to its existing bank credit facility and available cash. The transaction was structured as an asset purchase and the preliminary appraisal value of the net assets is reflected in the accompanying balance sheet.

The discussion of results of operations of these acquisitions are reflected in the results of operations since their respective acquisition dates.

The Company operates in three primary segments, Consumer Domestic, Consumer International and Specialty Products. The Consumer Domestic segment includes household products for deodorizing such as ARM & HAMMER baking soda and cat litter products; laundry and cleaning products, such as XTRA and ARM & HAMMER laundry detergents, OXICLEAN, and SCRUB FREE and BRILLO cleaning products; and personal care products, such as TROJAN condoms, NAIR depilatories and waxes, FIRST RESPONSE and ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant and ARM & HAMMER, MENTADENT, CLOSE-UP, PEPSODENT and AIM toothpastes, as well as SPINBRUSH battery-operated toothbrushes. Our Consumer International segment sells a variety of personal care products, some of which use the same brands as our domestic product lines, in international markets, including France, the United Kingdom, Canada, Mexico, Australia, Brazil and Spain. Our Specialty Products (“SPD”) segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. For the twelve months ended December 31, 2006, our Consumer Domestic, Consumer International and Specialty Products segments represented approximately 72%, 17% and 11%, respectively, of net sales.

For the three year period ended December 31, 2006, the Company’s diluted earnings per share has grown at an average rate of 17.9%, its sales has increased from $1,056.9 million in 2003 to $1,945.7 million in 2006 and its income from operations has increased from $111.9 million in 2003 to $252.1 million in 2006. These increases principally reflect sales of products acquired in the aforementioned acquisitions.

During 2005 and 2006, the Company experienced extraordinary price increases for raw and packaging materials, diesel fuel and energy costs, partially as a result of strong demand from China and supply interruptions in 2005 caused by hurricanes Katrina and Rita. The hurricanes’ devastating damage to oil and chemical production facilities in the Gulf region resulted in widespread shortages. These shortages, continued in 2006, and coupled with market forces concerned about the adequacy of oil supply, continued to impact pricing in 2006. While the Company was able to identify alternative supply sources and maintain normal service levels, the costs charged by these sources were much higher than costs previously charged by the Company’s principal suppliers. Nevertheless, the Company was able to partially offset these higher costs through cost improvement programs and pricing actions taken over the last twelve months.

The Company operates in highly competitive consumer product markets, in which cost efficiency, new product offerings and innovation are critical to success. The consumer products markets are particularly mature in North America and are characterized by high household penetration, particularly with respect to the Company’s most significant product categories such as laundry detergents and oral care. Furthermore, because of ongoing retail sector consolidation and the competitive environment facing retailers, the Company faces pricing pressure from these customers, particularly the high-volume retail store customers, who have increasingly sought to obtain pricing concessions or better trade terms. To protect its existing market share or to capture additional market share, the Company increased expenditures for promotions and advertising and introduced new products and line extensions. In order to fund the additional marketing expenses, the Company must sustain ongoing cost cutting initiatives. Furthermore, through its acquisitions and cost improvement initiatives, the Company has been able to lower its overall unit costs and increase the productivity of its various manufacturing facilities.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses matters set forth in our Consolidated Financial Statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our observation of trends in industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies include:

Revenue Recognition and Promotional and Sales Return Reserves

Most of the Company’s revenue represents sales of finished goods inventory and is recognized when delivered or picked up by our customers. The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers, (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly to customers). All such costs are netted against sales. Slotting costs are recorded when the product is delivered to the customer. Cooperative advertising costs are recorded when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold. The Company relies on historical experience and forecasted data to determine the required reserves. For example, the Company uses historical experience to project coupon redemption rates to determine reserve requirements. Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, an approximately $1.1 million difference in the reserve required for coupons would result. With regard to other promotional reserves and sales returns, the Company uses experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required. If the Company’s estimates for promotional activities and sales returns were to differ by 10% the impact to promotional spending and sales return accruals would be approximately $6.0 million. While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations. During the twelve months ended December 31, 2006, 2005 and 2004, the Company reduced promotion liabilities by approximately $4.5 million, $8.1 million and $10.2 million, respectively based on actual experience and updated information.

Impairment of goodwill, trademarks and other intangible assets and property, plant and equipment

Carrying values of goodwill, trademarks and other indefinite lived intangible assets are reviewed periodically for possible impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. The Company’s impairment review is based on a discounted cash flow approach that requires significant judgment with respect to volume, revenue and expense growth rates, and the selection of an appropriate discount rate. Management uses estimates based on expected trends in making these assumptions. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. For trademarks and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.

Property, plant and equipment and other long-lived assets are reviewed periodically for possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of Company assets and liabilities. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment implications. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

In 2006, the Company recognized tradename impairment and equipment obsolescence charges of approximately $16.8 million, of which $12.7 million, $3.8 million and $0.3 million were included in the operating results of the Consumer Domestic, Consumer International and SPD segments, respectively. In 2005, the Company recognized tradename, equipment obsolescence and plant impairment charges of $18.7 million, of which $7.8 million, $7.7 million and $3.2 million were included in the Consumer Domestic, Consumer International and SPD segments, respectively. In 2004, the Company recognized tradename, equipment obsolescence and plant impairment charges of approximately $6.7 million, which were charged to the Consumer Domestic segment.

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

Inventory valuation

When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value), including any costs to sell or dispose. The Company identifies any slow moving, obsolete or excess inventory to determine whether a valuation allowance is needed. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. In addition, the Company’s allowance for obsolescence may be impacted by the reduction of the number of stock keeping units (“SKU’s”). Excluding acquisitions, the number of Domestic SKU’s has been reduced in half over the last 3 years. The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to the inventory’s net realizable value were $8.8 million at December 31, 2006, and $5.8 million at December 31, 2005.

Valuation of pension and postretirement benefit costs

The Company’s pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to its actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s pension and postretirement benefit costs may occur in the future due to changes in these assumptions.

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for our pension plans and postretirement plans we refer to applicable indices such as the Moody’s AA Corporate Bond Index to select a rate at which we believe the pension benefits could be effectively settled. Based on the published rates as of December 31, 2006, that matched our estimated cash flows for the plans, the Company used a discount rate of 5.75% for its three domestic plans. The Company’s weighted average discount rate as of December 31, 2006, is 5.38% as compared to 5.36% used at December 31, 2005.

The expected long-term rate of return on pension plan assets is selected by taking into account a historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Based on these factors, the Company’s weighted average expected long-term rate for the 2006 year is 6.80%, a decline of 57 basis points from the 7.37% rate used at December 31, 2005. This decrease is due principally to a decrease in expected returns in U.K. pension plans. A 50 basis point change in the expected long-term rate of return would result in less than a $0.5 million change in pension expense for 2007.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the Company recognized an additional minimum pension liability of $0.5 million included in long-term benefit obligations and recorded a charge, net of tax, to accumulated other comprehensive income which decreased stockholders’ equity. The SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans”, impact to the balance sheet was an increase to the 2006 pension and postretirement accrued benefit liabilities of $0.7 million and $2.8 million, respectively. The amounts were recorded, net of tax, directly to the ending balance of accumulated other comprehensive income and not as a component of comprehensive income, in accordance with the new standard.

The Company made cash contributions of approximately $11.2 million to its defined benefit pension plans in 2006. The Company estimates it will be required to make cash contributions to its pension plans of approximately $9.2 million in 2007.

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

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”), which requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R using the modified prospective transition method under which the Company recognizes compensation cost on or after the effective date of the Company’s adoption of SFAS No. 123R for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the original SFAS 123 for pro forma disclosures. Prior period financial statements have not been restated. In 2006, the Company recorded a pre-tax charge of $10.3 million associated with the fair-value of unvested stock options, of which $9.0 million was included in selling, general and administrative expenses and $1.3 million in cost of goods sold. The after-tax impact of the charge was $6.4 million. Diluted EPS was negatively impacted by $0.09 per share.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It applies to all tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The effective date of FIN 48 is the first fiscal year beginning after December 15, 2006. The Company is still evaluating the impact of the interpretation and does not expect it to have a material impact on its financial position.

SFAS No. 157, “Fair Value Measurements”, was issued in September 2006 and is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a single definition of fair value to be utilized under other accounting pronouncements that require fair value measurements, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The statement generally is to be applied prospectively, so that it does not require any new fair value measurements. The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, was issued in September 2006 and is effective for the Company as of the end of the Company’s fiscal year ended December 31, 2006. SFAS No. 158 is an amendment of SFAS Nos. 87, 88, 106, and 132(R) and is intended to improve financial reporting of pension and postretirement plans. This statement requires employers to a) recognize the funded status of a benefit plan, b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, c) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and d) include additional disclosures in the notes to the financial statements about effects on net periodic benefit cost that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The Company recorded the effect of SFAS No. 158 in the December 31, 2006 balance sheet.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”, was issued on February 15, 2007, and is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits companies to choose to measure selected financial assets and liabilities at fair value. If the fair value option is elected, a company will report unrealized gains and losses on those assets and liabilities in each subsequent reporting date. The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

SEC Staff Accounting Bulletin No. 108 (“SAB 108”), which expresses the staff’s views regarding the effects of prior year misstatements when quantifying misstatements in current year financial statements, was issued in September 2006. The SEC staff issued SAB 108 to address the diversity in practice in quantifying material financial statement misstatements and the potential, under current practice, for the build up of improper amounts on the balance sheet. The effective date of SAB 108 is for fiscal years ending on or before November 15, 2006. This pronouncement did not have any impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented on a historical basis for the years ending December 31, 2006, 2005, and 2004. The segment discussion also addresses certain product line information. The Company’s reporting units are consistent with its reportable segments.

Consolidated results

2006 compared to 2005

Net Sales

Net Sales increased $209.2 million or 12.0% to $1,945.7 million, compared to $1,736.5 million in 2005. Included in the 2006 results are $180.5 million associated with the acquisitions of the SPINBRUSH battery-operated toothbrush business, a skin care brand in Brazil, and OGI. The Company assumed responsibility for all SPINBRUSH sales and other functions in the U.S., Canada and the U.K. on April 1, 2006, and has recognized the gross amount of sales and expenses from the SPINBRUSH business for the U.S. and foreign locations since that date. During the transition period prior to April 1, 2006, when the seller of the SPINBRUSH business maintained these responsibilities, the Company accounted for the net cash received as other revenue. The full year results were also affected by favorable foreign exchange rates of $6.8 million, reduction of promotion reserves of $4.5 million, based on updated information, including actual experience, price increases that became effective February 1, 2006 and lower volumes. Due to the timing of previously planned promotional events, especially for laundry products, the full benefit of the price increases were not realized until the second quarter of 2006. The Company estimates that the effect of increased prices affected net sales by approximately 3%. Lower volumes reduced sales by less than 2%.

Operating Costs

The Company’s gross profit increased by $124.1 million to $761.1 million in 2006 as compared to 2005 and its gross margin increased 240 basis points to 39.1% in 2006 from 36.7% in 2005. Approximately 110 basis points of the improvement was associated with the acquired businesses’ and the balance of the increase is primarily due to the effect of price increases and cost improvement programs of approximately 350 basis points, partially offset by an increase in commodity costs over the past year of approximately 290 basis points, particularly for oil-based raw and packaging materials used in the laundry and specialty products businesses. Gross margin in 2005 was negatively affected by a charge associated with the closure of a sub-scale, consumer products manufacturing operation abroad, and plant impairment and equipment obsolescence charges. The absence of these charges in 2006 helped improve gross margin by 50 basis points.

Marketing expenses for 2006 increased $33.2 million as compared to 2005, primarily due to support for acquired businesses.

Selling, general and administrative expenses (“SG&A”) of $292.4 million in 2006 increased $51.6 million or 21.4% as compared to 2005. The 2006 expense includes tradename impairment charges of $14.3 million, stock based compensation expense of $9.3 million primarily associated with the Company’s adoption of SFAS No. 123R on January 1, 2006, an increase of approximately $10.0 million of fixed and variable personnel and related expenses, higher deferred compensation expenses of $2.6 million, higher variable selling expense associated with higher net sales of $4.3 million, higher research and development professional fee expenses of $3.9 million and operating and amortization expense in support of the acquired businesses. The prior year includes $6.3 million of tradename impairment charges and an $8.3 million charge related to litigation involving Andes Trading de Mexico S.A. (the “Andes litigation”). For a further explanation, please refer to Item 3 of this report.

Other Income and Expenses

The increase in equity in earnings of affiliates of $2.3 million reflects improved operating margins associated with the Company’s Armand Products joint venture and the formation of a small joint venture by one of the Company’s European subsidiaries.

Interest expense in 2006 increased $9.9 million as compared to 2005 as a result of the increase in debt to fund the OGI Acquisition and higher interest rates partially offset by lower average pre-existing debt outstanding. Investment income for 2006 increased $1.3 million as compared to 2005 as a result of higher interest rates.

Other income/expense in 2006 primarily includes the fair market value of common stock the Company received in connection with the demutualization of an insurance company in which the Company was the policyholder of a guaranteed annuity contract associated with a defined benefit plan, and foreign exchange gains related to intercompany loans between the Company’s subsidiaries. In 2005, the Company reported foreign exchange losses associated with these loans.

Net loss on early extinguishment of debt in 2005 of $1.2 million is associated with the fourth quarter 2005 refinancing of the Company’s term loan.

Taxation

The effective tax rate for 2006 was 34.8%, compared to 29.8% in 2005. This year’s rate includes a $4.2 million reduction of tax liabilities primarily as a result of the completion of a prior year federal tax audit, partially offset by a partial valuation allowance of $1.9 million for one of the Company’s foreign subsidiaries. The effective tax in 2005 reflects a $7.4 million reduction of tax liabilities of which $6.2 million relates to the expiration of the statute of limitations in connection with certain tax positions and $1.2 million was due to a lower effective state tax rate.

2005 compared to 2004

Net Sales

Net Sales increased by $274.4 million or 18.8% to $1,736.5 million, compared to $1,462.1 million in 2004. The increase was largely due to the May 2004 Armkel acquisition, which contributed sales through May 27, 2005 of $208.1 million. Also contributing to the increase was the reversal of promotion reserves of $8.1 million, and favorable foreign exchange rates of $4.0 million. Effective price increases on certain domestic products and the third quarter introduction of ELEXA, a premium line of sexual health products for women, contributed to the higher sales. Late in 2005, the Company purchased the SPINBRUSH battery-operated toothbrush business from P&G. The Company accounted for the net cash received during a transition period in which P&G continued to provide significant services as other revenue, which amounted to an immaterial amount for the year.

Operating Costs

The Company’s gross margin of 36.7% was virtually unchanged as compared to the 36.5% gross margin in 2004. The 2005 gross margin was affected by a $6.4 million charge associated with the closure of a sub-scale, consumer products manufacturing operation abroad, and plant impairment and equipment obsolescence charges of $7.8 million. The gross margin was also impacted by higher commodity costs, particularly for oil-based raw and packaging materials used in household and specialty products businesses, partially offset by the effect of cost improvement programs, pricing actions and the previously mentioned reversal of promotion reserves. Gross margin was positively impacted by the full year effect of the Armkel acquisition, whose brands carry a higher gross margin than the Company’s existing product lines prior to the acquisition. The 2004 gross margin was affected by a $10.5 million inventory related purchase accounting charge associated with the Armkel acquisition and $4.8 million in plant obsolescence and impairment charges.

Marketing expenses of $183.4 million increased $22.2 million or 13.8% from 2004, reflecting $28.0 million associated with the acquired Armkel brands during the first five months of 2005. Expenses for the introduction of ELEXA were more than offset by lower expenses for certain other Personal Care and Laundry and Cleaning products.

Selling, general and administrative expenses (“SG&A”) of $240.8 million increased $40.4 million or 20.1% as compared to 2004. Costs associated with the former Armkel business for the five months ended May 27, 2005 were approximately $38.0 million. Included in the 2005 SG&A expenses are tradename impairment charges of $6.3 million and an $8.3 million charge related to litigation involving Andes Trading de Mexico S.A. (the “Andes litigation”). Other SG&A costs decreased in 2005 due to lower deferred and performance based compensation costs of approximately $3.0 million, and lower Sarbanes-Oxley Act related expenses of $2.2 million. Included in 2004’s SG&A is $4 million of severance costs and the termination costs relating to a foreign subsidiary’s pension plan, and a $1.9 million tradename impairment charge.

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

Taxation

The effective tax rate for 2005 was 29.8% as compared to 30.3% in 2004. The tax rate in 2005 was favorably impacted by the reversal of tax accruals of $7.4 million, of which $6.2 million related to the expiration of the statute of limitations in connection with tax positions and $1.2 million was due to a lower effective state tax rate. The 2004 tax rate was favorably impacted by prior year research and development tax credits and other items totaling $4.6 million.

Segment results for 2006, 2005 and 2004

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

The Company continues to have a 50 percent ownership interest in the Armand and ArmaKleen partnerships as of December 31, 2006. In 2006, the Company’s U.K. Specialty Products subsidiary formed a joint venture with Esseco Group SRL, to market sulphur dioxide based chemical products. The Company’s investment in this venture was approximately $0.1 million. Since the Company did not control these entities as of December 31, 2006, they were accounted for under the equity method in the consolidated financial statements, and the Company’s equity in earnings are included in Income Before Taxes and Minority Interest of the Corporate segment.

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

The domestic results of operations for OGI are included in the Consumer Domestic segment commencing with the August 6, 2006, acquisition date. The results of operations for OGI’s foreign operations since August 6, 2006, are included in the Consumer International segment.

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2006. The segment discussion also presents product line fluctuations.

(Dollars in thousands)	Consumer Domestic	Consumer Intl	SPD	Corporate	Total
Net Sales
2006	$1,388,500	$336,868	$220,293	$—	$1,945,661
2005	1,218,221	297,241	221,044	—	1,736,506
2004	1,077,101	176,694	208,267	—	1,462,062

Income Before Taxes & Minority Interest
2006	$166,490	$25,305	$14,164	$7,135	$213,094
2005	142,669	14,322	14,343	3,549	174,883
2004	112,672	15,320	17,984	(18,533)	127,443

(1)	In determining Income before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit.

Product line revenues for external customers for the years ended December 31, 2006, 2005 and 2004 were as follows:

(In thousands)	2006	2005	2004
Household Products	$832,957	$713,489	$680,309
Personal Care Products	555,543	504,732	396,792

Total Consumer Domestic	1,388,500	1,218,221	1,077,101
Total Consumer International	336,868	297,241	176,694
Total SPD	220,293	221,044	208,267

Total Consolidated Net Sales	$1,945,661	$1,736,506	$1,462,062

Consumer Domestic

2006 compared to 2005

Consumer Domestic net sales were $1,388.5 million in 2006, an increase of $170.3 million or 14.0% as compared to 2005. The increase is primarily due to sales of SPINBRUSH and OGI products. These acquisitions contributed approximately $155.0 million of incremental net sales. The Company assumed responsibility for all SPINBRUSH sales and other functions in the U.S., Canada and the U.K. on April 1, 2006, and recognized the gross amount of sales and expenses from the SPINBRUSH business within the consolidated statement of earnings for the U.S. and most foreign locations during the second quarter. During the transition period prior to April 1, 2006, when the seller of the SPINBRUSH business maintained these responsibilities, the Company accounted for the net cash received as other revenue. Sales of the segment’s pre-existing product lines increased slightly as a result of higher prices, partially offset by slightly lower volume. Effective February 1, 2006, the Company implemented price increases ranging from 4% to over 10% for products representing about 35% of its U.S. consumer products portfolio’s net sales. These products include ARM & HAMMER and XTRA liquid laundry detergents, ARM & HAMMER SUPER SCOOP cat litter and ARM & HAMMER baking soda. Management believes the price increase caused the Company to experience lower product demand as consumers adjusted to the higher prices. However, management believes that these price increases have improved the Company’s margins and contributed to achieving its financial goals. Higher sales also reflected growth in liquid laundry detergents, pregnancy kits and pet care, and the reduction of promotion reserves of $2.7 million, based on updated information, including actual experience, partially offset by lower toothpaste and deodorant sales.

Consumer Domestic Income before Minority Interest and Income Taxes was $166.5 million in 2006, a $23.8 million increase as compared to 2005. The increase is primarily due to the contributions from OGI and SPINBRUSH products and the effect of higher gross margins for liquid laundry detergents. The higher profitability was partially offset by higher oil-based manufacturing and freight costs and higher SG&A expenses (primarily stock option expense, higher personnel related expenses, higher research and development costs, higher legal and professional fees and costs associated with the OGI and SPINBRUSH businesses). The segment’s profitability was also negatively impacted by tradename and equipment obsolescence charges of $13.5 million in 2006 and an increase in intangible assets amortization and higher allocated interest expense.

2005 compared to 2004

Consumer Domestic Net Sales increased $141.1 million or 13.1% to $1,218.2 million in 2005. Personal Care Products increased $107.9 million primarily due to sales associated with the domestic results of the former Armkel products of $102.3 million for the five months ended May 27, 2005, higher sales of condoms and diagnostic kits and sales associated with ELEXA, partially offset by lower oral care product sales. Household product sales increased $33.2 million or 4.9% due to higher sales of ARM & HAMMER and XTRA liquid laundry products, and ARM & HAMMER SUPER SCOOP cat litter, partially offset by lower sales of powdered laundry detergent. Among other increases included in the segment’s results is $6.8 million associated with the reduction of promotion reserves due to a change in estimate. In an effort to reduce the impact of higher raw and packaging costs, the Company implemented price increases during the latter part of 2004 and 2005 for Consumer Domestic products that generated approximately 20% of Consumer Domestic’s sales volume. During the fourth quarter of 2005, the Company announced price increases ranging from 4% to over 10% for products representing about 35% of its U.S. consumer products portfolio, effective February 1, 2006. The products affected include ARM & HAMMER and XTRA liquid laundry detergents, ARM & HAMMER SUPER SCOOP cat litter and ARM & HAMMER baking soda. Due to the timing of previously agreed promotional events, the full benefit of the price increase was not realized until the second quarter of 2006.

Consumer Domestic Income before Taxes and Minority Interest increased $30.0 million to $142.7 million. This is primarily due to the increased contribution from the former Armkel products for the entire year, the profit impact resulting from higher sales of liquid laundry detergent, TROJAN, FIRST RESPONSE and cat litter products, lower marketing expenses for certain personal care products lower performance based compensation costs, and lower interest expense (in 2004, interest expense reflected the segment’s allocation of the interest expense portion of the settlement of the appraisal action brought by former Carter-Wallace shareholders). In addition, 2004 results reflected impairment charges of $6.7 million and a $10.5 million inventory step-up charge. The increased profitability was partially offset by higher manufacturing and freight costs in 2005 resulting from higher oil and natural gas prices due in part to Hurricanes Katrina and Rita, which the Company estimated to be $6.0 million. These cost increases were partially offset by the effect of substantial cost improvements, as well as price increases for about 20% of the segment’s products (in terms of net sales volume) which were implemented during 2005. The segment’s profitability was also negatively impacted by tradename and plant impairment and obsolescence charges of $7.8 million and an increase in intangible assets amortization.

Consumer International

2006 compared to 2005

Consumer International net sales were $336.9 million in 2006, an increase of $39.6 million or 13.3% as compared to 2005. The 2006 net sales reflect $25.7 million associated with the OGI and SPINBRUSH products and the skin care product acquired late in 2005, favorable exchange rates of $6.9 million and the reduction of promotion reserves of $1.8 million, based on updated information, including actual experience. Other products in the segment experienced slight volume and pricing gains. Strong sales in Canada, U.K. and Australia were offset by lower sales of certain skin care brands in Europe.

Consumer International Income before Minority Interest and Income Taxes was $25.3 million in 2006, an increase of $11.0 million as compared to 2005. The increase is a result of the contribution from the products of the acquired businesses. Moreover, the 2005 period reflected a litigation charge of $8.3 million and a $6.4 million restructuring charge (which includes both severance and asset impairment charges) associated with the closure of a consumer packaged goods plant at one of its international locations. Partially offsetting the increase was higher manufacturing and distribution costs, an unfavorable sales mix (more lower margin household products), and an increase in marketing expenses in England in support of certain personal care products. Both years include tradename impairment charges which totaled $3.3 million in 2006 and $3.0 million in 2005.

2005 compared to 2004

Consumer International Net Sales increased $120.5 million or 68.2% to $297.3 million for the year. This is primarily due to $105.8 million of sales associated with the former Armkel international business during the five months ended May 27, 2005 and $ 4.2 million relating to favorable foreign exchange rates. The balance of the increase is primarily due to growth in Canada, which saw stronger sales of household products, the UK, which had higher sales of test kits and skin care products and Brazil, as a result of the skin care product acquired in late 2005. Also included in the segment’s results was $1.3 million associated with the reduction of promotion reserves due to a change in estimate.

Income before Taxes and Minority Interest for the year was $14.3 million, a reduction of $1.0 million as compared to last year. While 2005 results benefited from the inclusion of the former Armkel business for the five month period ended May 28, 2005, this was more than offset by tradename impairment charges of $3.0 million, the charge for the Andes litigation and higher marketing expenses. During the fourth quarter of 2005, the Company recorded a $6.4 million restructuring charge (which includes both severance and asset impairment charges) associated with the closure of a consumer packaged goods plant at one of its international locations. The prior year was negatively impacted by a $1.6 million inventory step-up charge.

Specialty Products

2006 compared to 2005

Specialty Products net sales were $220.3 million for 2006, a decrease of $0.8 million as compared to 2005. The decrease is due to lower volumes, particularly animal nutrition products, largely offset by higher selling prices for specialty chemicals.

Specialty Products Income before Minority Interest and Income Taxes were $14.2 million in 2006, essentially unchanged from 2005. This principally reflects higher manufacturing costs for certain animal nutrition products, increased SG&A expenses and higher allocated interest expense, offset by the effect of higher prices. In 2005, Specialty Products Income before Minority Interest and Income Taxes included fixed asset impairment charges at the segment’s foreign operations of $3.2 million.

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

Competitive Environment

Many of our competitors are large companies, including The Procter & Gamble Company, Unilever, Inc., The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Henkel, Reckitt Benckiser,

Johnson & Johnson, Inverness and SSL International, many of which have greater financial resources than the Company. These companies have the capacity to outspend the Company if they attempt to gain market share.

Because of the competitive environment facing retailers, the Company faces pricing pressure from these customers, particularly the high-volume retail store customers, who have increasingly sought to obtain pricing concessions or better trade terms. These concessions or terms could reduce the Company’s margins. Furthermore, if the Company is unable to maintain price or trade terms acceptable to its trade customers, the customers could increase product purchases from competitors and reduce purchases from the Company, which would harm the Company’s sales and profitability.

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

In the toothpaste category, after leading its category in growth several years ago, driven by the success of ARM & HAMMER ADVANCE WHITE toothpaste, the Company’s share dropped in 2003 mainly as a result of competitive new products and aggressive spending by other manufacturers in the category. However in 2004, share increased modestly based upon the introduction of ARM & HAMMER ENAMEL CARE. Shares in 2005 declined slightly and shares in 2006 were unchanged from 2005.

Early in 2004, the Company launched ARM & HAMMER ENAMEL CARE toothpaste, a product based on proprietary formulation and packaging technology which combines the cleaning and whitening properties of baking soda with fluoride.

Late in 2005, the Company entered the battery-operated toothbrush market as a result of the SPINBRUSH acquisition. The key competitors in this category are Proctor & Gamble and Colgate. SPINBRUSH currently holds the number one share position in the category. In 2007, the Company is introducing new SPINBRUSH Pro Slim toothbrushes and a two-speed version of SPINBRUSH.

The domestic condom market is highly concentrated in product offerings with a limited number of competitors. The market is divided between premium brands and price brands, with companies competing on the basis of quality, innovation and price. The major domestic producers are the Company, with its TROJAN, NATURALAMB and CLASS ACT brands, SSL International with its Durex and Avanti brands, and Ansell with its Lifestyles brand. The Company is the market leader with an approximate 73% share in the U.S. The Company is currently the leading advertiser in the U.S. condom category based on dollars spent. In 2004, the Company added two new products to the TROJAN condom line, SHARED PLEASURE and MAGNUM WITH WARM SENSATION, a unique lubricant system which warms the skin on contact for advanced pleasure. In addition, the Warming Sensations lubricating system introduced last year was extended to the HER PLEASURE line of TROJAN condoms. In 2005, the Company introduced TROJAN MINT TINGLE, a uniquely flavored lubricated condom. In 2005, we introduced ELEXA, a line of sexual health products. While the product line did not meet our expectations, it did raise overall condom awareness, which contributed to an increase in TROJAN market share. In 2006, the Company introduced a new ultra-thin TROJAN condom. In 2007, the Company plans to add an intense ribbed TROJAN condom as well as an expanded line of vibrating rings.

The domestic market for home pregnancy and ovulation test kits is divided between premium and value brands. The Company markets its FIRST RESPONSE pregnancy kits in the premium segment with a superior “first to detect” positioning and ANSWER in the value segment of the category. The home pregnancy test kit industry is highly competitive. The major domestic pregnancy test kit producers are the Company, Johnson & Johnson and Inverness. In 2005, the Company introduced ANSWER Daily Ovulation Tracker, which makes ovulation tracking simpler.

The domestic depilatories and waxes market is highly concentrated with a limited number of competitors. Products compete based on their functionality, innovation and price. The major domestic manufacturers are the Company with its NAIR brand, Del Labs with its Sally Hansen brand, and Reckitt Benckiser with its Veet brand. The Company believes that, as a result of its dedicated advertising and promotional programs, distinct packaging and several successful line extensions, NAIR is positioned to continue to be a major participant in lotion and cream depilatories. In 2004, the Company introduced a “No Touch” line of depilatory products. In 2005, there were several new additions to the NAIR depilatory line, including a novel bladeless shaving kit. In 2007, the Company plans to introduce the NAIR Pretty line and a new NAIR sensitive formula line consisting of five new products.

In 2006, the Company launched in limited distribution XTRA SCENTSATIONS, a highly fragranced and concentrated liquid laundry detergent and ARM & HAMMER ESSENTIALS, a concentrated liquid laundry detergent formulated with plant-based soaps and containing no dyes, phosphates or bleaches. In 2007, the Company is significantly expanding distribution of these items.

In 2006, the Company entered the pre-wash laundry additive category with the acquisition of OXICLEAN. The Company’s principal competitors in this category are S.C. Johnson & Son Inc, Reckitt Benckiser and The Clorox Company. Significant competitive activity adversely affected the product line three years ago, but the product line recovered, and, through a strong brand image and high consumer loyalty, is the number one product in the category. In 2007, the Company plans to introduce a new OXICLEAN SPRAY AWAY portable instant stain remover.

Internationally, the Company’s products compete in similar competitive categories. Some of the Company’s U.S. branded products are also marketed in other countries, holding leading or number two market share positions. Examples include: TROJAN in Canada, Mexico, and the U.K. and NAIR in Canada, Mexico, France, Australia, and the U.K. In Spain, the Company’s depilatory products are marketed under the TAKY brand name. The Company also has a position in the cosmetic whitening dentifrice segment with its PEARL DROPS brand in the U.K., Australia, Italy, and Germany (under the PERLWEISS brand), as well as in France (where the Company’s products are marketed as EMAIL DIAMANT).

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

In the skin care category, the Company markets such brands as LINEANCE and BARBARA GOULD in France, the former for anti-cellulite and general body care and the latter for facial care. In Spain, the Company markets EUDERMIN hand care cream in the mass market class of trade, where it has a number two position. Recently this line has been expanded to include body and foot care products. During the fourth quarter of 2005, the Company purchased a small skin care brand in South America.

In various countries the Company also markets over the counter pharmaceutical products. These include GRAVOL and OVOL, the leading anti-nauseant and anti-gas brands in Canada, the PANGAVIT range of vitamin supplements in Mexico, and STERIMAR, a sea-water nasal hygiene product sold in France and in about fifty other countries, and most recently in Mexico.

In 2007, the Company formed a small subsidiary in China to assist in launching new products and to manage the contract manufacturers who produce SPINBRUSH.

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

Liquidity and capital resources

Net Debt

The Company had outstanding total debt of $933.3 million and cash of $110.5 million (of which $51.3 million resides in foreign subsidiaries). Total debt less cash (“Net debt”) was $822.8 million at December 31, 2006. The Company had outstanding total debt of $756.5 million, and cash of $126.7 million, resulting in net debt of $629.8 million at December 31, 2005. The increase in the Company’s net debt position of $193.0 million is primarily due to $250.0 million of new debt incurred in 2006 to purchase OGI and a $16.2 million reduction in cash, offset by debt repayments of $72.9 million. In 2007, the Company anticipates its forecasted cash from operations will be sufficient to meet its capital expenditure program costs, pay its dividends at current rates and meet its mandatory debt repayment schedule.

	Year Ending December 31,
(in thousands)	2006	2005	2004
Cash Flow Analysis
Net cash provided by operating activities	$186,444	$190,107	$199,030
Net cash used in investing activities	(385,516)	(105,114)	(229,807)
Net cash (used in) provided by financing activities	177,653	(101,224)	96,381

Net Cash Provided by Operations—The Company’s net cash provided by operations decreased $3.7 million, to $186.4 million in 2006. The decrease in net cash provided by operations was due primarily to an increase in working capital (exclusive of cash and cash equivalents) and other liabilities of $38.1 million in 2006, while in 2005, these items increased by $4.9 million. The increase in working capital in 2006 was primarily due to the OGI and SPINBRUSH acquisitions. The impact of the increase in working capital was partially offset by higher operating income before non-cash charges for stock based compensation, depreciation, amortization and plant obsolescence, restructuring and impairment charges. In 2005, the Company’s net cash provided by operations decreased $8.9 million, to $190.1 million. The decrease in net cash provided by operations was primarily due to an increase in working capital (exclusive of cash and cash equivalents) and other liabilities of $4.9 million in 2005, while in 2004, these items decreased by $63.3 million from 2003. The impact of the increase in working capital was partially offset by higher operating income before non-cash charges for depreciation, amortization, plant obsolescence, restructuring and impairment charges.

For the years ended December 31, 2006, 2005 and 2004, the components of working capital which impacted operating cash flow is as follows:

Accounts receivable increased by $14.3 million in 2006 as compared to fiscal year end 2005. This increase was largely due to the Company’s strong fourth quarter net sales, which were 22% higher than the fourth quarter of 2005. This is primarily associated with the OGI and SPINBRUSH acquisitions. In 2005, accounts receivable increased by $28.4 million as compared to fiscal year end 2004. That increase was largely due to the Company’s strong fourth quarter net sales, which were 6.5% higher than the fourth quarter of 2004. Accounts receivable in 2004 decreased $42.7 million as compared to 2003 due to the impact of the Armkel acquisition, which had higher than average accounts receivable on the date of acquisition.

Inventories increased in 2006 by $38.8 million due to the OGI and SPINBRUSH acquisitions. Inventories increased in 2005 by $9.8 million due to the impact of higher raw and packaging costs experienced in 2005, inventory in support of the new ELEXA brand and the need to support higher sales. Inventories declined in 2004 by $4.9 million reflecting lower raw material inventories.

The net decrease of $6.2 million in accounts payable, taxes payable and other liabilities in 2006 is related to the timing of payments related to increased payables at December 31, 2005. The net increase of $34.3 million in accounts payable, taxes payable and other liabilities in 2005 includes the additional reserve recorded in connection with the Andes litigation of $8.3 million and the timing of tax payments. The increase in 2004 as compared to 2003 is primarily related to higher accrued employee compensation costs and higher sales promotion accruals.

Net Cash Used in Investing Activities—Cash used in investing activities in 2006 of $385.5 million reflected $337.5 million utilized for the OGI and USAD Canadian acquisitions and investments of $47.6 million in property, plant and equipment. Cash used in investing activities in 2005 of $105.1 million reflected $81.1 million utilized for the acquisitions of SPINBRUSH and the skin care product in South America, and investments of $37.7 million in property, plant and equipment. These uses of cash were partially offset by proceeds of $14.7 million associated mainly with the sale of the Company’s former Cranbury facility. Cash used in investing activities in 2004 of $229.8 million primarily reflected $194.2 million utilized in the Armkel acquisition and investments of $35.6 million in property, plant and equipment. 2007 capital expenditures are expected to be less than the investments made in 2006.

Net Cash Provided by (Used in) Financing Activities—During 2006 the Company increased its total amount of debt by $176.8 million. The increase resulted from $250.0 million borrowed to fund the OGI Acquisition and making both voluntary and mandatory debt repayments of $72.9 million. In addition, the Company paid cash dividends of $16.9 million. These decreases were partially offset by proceeds and tax benefits on stock option exercises of $19.8 million. During 2005, net cash used in financing activities was $101.2 million. This represented Term Loan B voluntary debt payments of $100.0 million, the redemption of all the remaining 9 1/2% Senior Subordinated Notes of $6.4 million and the payments of dividends of $15.3 million. These uses were partially offset by proceeds from stock option exercises of $17.2 million.

The Company entered into two cash flow hedge agreements, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its Tranche A term loan debt. Each hedge covers $100.0 million of zero-cost collars for 5 and 3 years, respectively, with a cap of 6.50% and a floor of 3.57%. There was no income statement impact as a result of these agreements as all changes in the hedging option’s fair value are recorded in Accumulated Other Comprehensive Income on the balance sheet.

Adjusted EBITDA

On December 23, 2005, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a number of banks and other financial institutions. This amended and restated Credit Agreement provides for a five year Term Loan A in a principal amount of $300.0 million, and may be increased by up to an additional $250.0 million through an accordion feature upon the satisfaction of certain conditions, and continues the existing five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100.0 million. On August 7, 2006, the Company’s existing bank credit facility was amended and increased to allow for the $250.0 million the Company needed to fund the OGI Acquisition. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its domestic subsidiaries. Those domestic subsidiaries have also guaranteed the loan obligations under the Credit Agreement. Certain of the covenants in the amended and restated credit agreement were also modified. The Term Loan and the Revolving Loans bear interest under one of two rate options, selected by the Company, equal to (a) either (i) a eurocurrency rate (adjusted for any reserve requirements) (“Eurocurrency Rate”) or (ii) the greater of the prime rate, the secondary market rate for three-month certificates of deposit (adjusted for any reserve requirements) plus the applicable FDIC assessment rate plus 1.0%, or the federal funds effective rate plus 0.5% (“Alternate Base Rate”), plus (b) an applicable margin. On the closing date of the new agreement, the applicable margin was (a) 1.00% for the Eurocurrency rate and (b) 0% for the alternate rate. The term loan was used to refinance the Company’s Term Loan B and the revolving loans are available for general corporate purposes.

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility and Senior Subordinated Notes. Management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which, if not met, could result in an event of default and trigger the early termination of the credit facility and notes, if not remedied within a certain period of time. The definition of Adjusted EBITDA in the notes is substantially similar to the definition in the credit agreement.

Adjusted EBITDA was approximately $348.1 million for 2006. The leverage ratio (total debt to Adjusted EBITDA) for 2006 was 2.70 versus the Credit Agreement’s maximum of 4.00 and the interest coverage ratio (Adjusted EBITDA to total interest expense) was 6.44 versus the Agreement’s minimum of 3.0. The Credit Agreement is secured by the assets of the Company and certain domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA is as follows (in millions):

Net Cash Provided by Operating Activities	$186.4
Interest Expense	54.0
Current Income Tax Provision	65.1
Change in Working Capital and Other Liabilities	30.5
Tax Benefit on Stock Options Exercised	7.6
Investment Income	(5.3)
Other	9.8

Adjusted EBITDA (per loan agreement)	$348.1

Net Cash Used in Investing Activities	$(385.5)

Net Cash Used in Financing Activities	$177.7

Commitments as of December 31, 2006

The table below summarizes the Company’s material contractual obligations and commitments as of December 31, 2006.

	Payments Due by Period
(In thousands)	Total	2007	2008 to 2009	2010 to 2011	After 2011
Short & Long-Term Debt
Syndicated Financing Loans	$481,069	$38,144	$102,892	$244,823	$95,210
Senior Subordinated Notes	250,000	—	—	—	250,000
Convertible Debentures(1)	100,000	—	—	—	100,000
Securitization of A/R Facility	100,000	100,000	—	—	—
Bank Overdrafts	1,979	1,979	—	—	—
Various Debt from International Banks	288	288	—	—	—

	933,336	140,411	102,892	244,823	445,210

Interest on Fixed Rate Debt(2)	229,751	20,250	40,500	40,500	128,501

Operating Lease Obligations	101,597	17,022	25,626	18,681	40,268

Other Long-Term Liabilities
Letters of Credit(3)	13,188	13,188	—	—	—
Surety/Performance Bonds(4)	11,452	11,452	—	—	—
Purchase Obligations(5)	72,593	47,964	24,629	—	—

Total	$1,361,917	$250,287	$193,647	$304,004	$613,979

(1)	On each of August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023 and August 15, 2028, or in the event of a change in control, holders may require the Company to repurchase all or any portion of the debentures at a purchase price equal to 100.0% of the principal amount of the debentures, plus accrued and unpaid interest to the date of repurchase. The Company must pay cash for any debentures repurchased on August 15, 2010. However, the Company may choose to pay cash, shares of its common stock, or a combination of cash or shares of its common stock for any debentures repurchased on August 15, 2013, August 15, 2018, August 15, 2023 or August 15, 2028 or following a change in control.
(2)	Represents interest on the Company’s 5.25% senior convertible debentures due 2033 and interest on the 6% senior subordinated notes due in 2012. The Company did not include interest expense on its variable rate debt as it cannot predict future interest rates.
(3)	Letters of credit with several banks guarantee payment for items such as insurance claims in the event of the Company’s insolvency, one year of lease payments on a warehouse and certain inventory purchases.
(4)	A surety bond was posted for the Andes Trading litigation for $10.5 million (see “Legal Proceedings” in Item 3 of this report for additional details regarding the litigation). Additional surety/performance bonds were established for certain of the Company’s construction activities.
(5)	The Company has outstanding purchase obligations with suppliers at the end of 2006 for raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding and do not represent total anticipated purchases.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

Financial Condition

The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements. The Company’s broad product portfolio, strong brand names and market positions have provided a stable base of cash flow. Our broad product line is marketed through multiple distribution channels. The Company believes that, as is the case with other basic consumer products, consumers purchase most of its products largely independent of economic cycles. However, the Company’s ability to meet its financial obligations depends on successful financial and operating performance. The Company cannot guarantee that its business strategy will succeed or that it will achieve anticipated financial results. The Company’s financial and operational performance depends upon a number of factors, many of which are beyond its control. These factors include:

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

The Company has a total debt-to-capital ratio of approximately 52%. At December 31, 2006 the Company had $75.4 million of additional borrowing capacity available through the revolving loans under its Credit Agreement and a $250.0 million accordion feature associated with the Term Loan. Management believes that operating cash flow, coupled with the Company’s access to credit markets, will be sufficient to meet the anticipated cash requirements for the coming year.

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

OTHER ITEMS

Market risk

Concentration of Risk

A group of three Consumer Domestic customers accounted for approximately 29% of consolidated net sales in 2006, including a single customer, Wal-Mart Stores, Inc., which accounted for approximately 21%. A group of three Consumer Domestic customers accounted for approximately 25% of consolidated net sales in 2005 including Wal-Mart, which accounted for approximately 18%. This group also accounted for approximately 25% of net sales (of which Wal-Mart accounted for 18%) in 2004.

As part of the USA Detergents merger agreement in 2001, the Company divested USA Detergents non-laundry business and other non-core assets to former USA Detergents executives under the new company name of USA Metro, Inc. (“USAM”), subsequently renamed USA Detergents (“USAD”). The Company had a concentration of risk with USAD at December 31, 2006 in the form of accounts receivable of $2.4 million at December 31, 2006 and approximately $3.4 million at December 31, 2005, and a $0.6 million equity interest in USAD and a note receivable of $2.2 million.

Interest Rate Risk

The Company has total debt outstanding at December 31, 2006 of $933.3 million, of which $350.0 million or 37% carries a fixed rate of interest. The remaining debt balance is primarily comprised of $300.0 million in

Term Loans under the Credit Agreement (which may be increased by $250.0 million upon the satisfaction of certain conditions), $100.0 million outstanding under the receivables purchase agreement and a loan with a Brazilian bank of approximately $0.3 million. The weighted average interest rate on all these borrowings at December 31, 2006, excluding deferred financing costs and commitment fees, was approximately 6.1%.

The Company entered into two cash flow hedge agreements, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its Tranche A term loan debt. Each hedge covers $100.0 million of zero-cost collars for 5 and 3 years, respectively with a cap of 6.50% and a floor of 3.57%. There was no income statement impact as a result of these agreements as all changes in the hedging option’s fair value were recorded in Accumulated Other Comprehensive Income on the balance sheet.

The Company’s domestic operations and its Brazilian subsidiary have other short and long-term debt that are floating rate obligations. If the floating rate were to change by 100 basis points from the December 31, 2006 level, annual interest expense associated with the floating rate debt would change by approximately $5.8 million.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Brazilian Real.

As a result of the Armkel acquisition, the Company assumed intercompany loans with certain of its subsidiaries. The Company was exposed to foreign exchange accounting remeasurement gains and losses from these intercompany loans. The Company previously entered into several foreign exchange contracts to hedge the net accounting remeasurement exposure on these loans. However, at December 31, 2006, the Company had no outstanding hedges as the foreign exchange exposure has been virtually eliminated through the repayment of certain intercompany loans. The purpose of the Company’s foreign currency hedging activities was to protect the Company from the risk that the eventual dollar net cash inflows or outflows would be adversely affected by changes in exchange rates. These contracts did not qualify for hedge accounting in accordance with SFAS No. 133 and were marked to market in Other Expenses in the Company’s Income Statement.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales or purchases denominated in the Canadian dollar, the British pound and the Euro. There were no contracts at December 31, 2006 to hedge these transactions and the Company had no outstanding material contracts at December 31, 2006.

The Company is also subject to translation exposure of the Company’s foreign subsidiaries’ financial statements. A hypothetical 10% change in the exchange rates for the U.S. Dollar to the currencies noted above at December 31, 2006 and 2005 would result in an annual currency translation gain or loss of approximately $2.3 million in 2006 and $1.9 million in 2005.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in the liability to plan participants for contributions designated to Company stock in the Company’s deferred compensation plan as a result of changes in quoted fair values. These contracts, which consist of cash settled call options in the amount of 177,500 shares, covered approximately 58% of the notional shares in the plan and are marked to market through earnings. As a result of these contracts, the Company recognized income (expense) of approximately $1.2 million in 2006, ($0.3) million in 2005, and $2.1 million in 2004, which reduced (increased) the total charge for deferred compensation.

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

In connection with its acquisition of USA Detergents in 2001, the Company divested the non-laundry business and other non-core assets to former executives of USA Detergents. The Company has a $0.6 million ownership interest in the business operated by the former USA Detergents executives, which initially was known as USA Metro and is now known as USA Detergents (“USAD”). The Company has been supplying USAD with certain laundry and cleaning products at cost plus a mark-up, and USAD had the exclusive rights to sell these products in Canada. In addition, the Company leases office and laboratory space to USAD under a separate agreement.

On June 2, 2006, the Company reacquired the distribution rights from USAD to sell Xtra laundry detergent and Nice N’ Fluffy liquid fabric softener in Canada for $7.0 million and agreed to make an additional performance-based payment of a maximum of $2.5 million based upon the one year sales performance during the one year period following the closing date. The acquisition was funded out of the Company’s available cash. If a payment is required, it will be accounted for as additional purchase price and reflected as an increase to goodwill.

During 2006 and 2005, the Company sold $15.8 million, and $23.1 million, respectively, of laundry and cleaning products to USAD. Furthermore, the Company billed USAD $0.2 million and $0.2 million for leased space during 2006 and 2005, respectively. For open amounts receivable at December 31, 2006 and 2005, see “Concentration of Risk.”

The Company’s only financial interest in Armkel prior to the Armkel acquisition, and in USAD, has been the Company’s direct equity investments in Armkel and USAD. The Company had no relationship with the other former equity holders of Armkel and the equity holders of USAD. For this reason, the Company believes it has had no incentive to negotiate with either Armkel (prior to the Armkel acquisition) or USAD in a manner that is not in the best interests of its stockholders generally.

In connection with its Armand and ArmaKleen joint ventures and its partnership with a supplier of sodium raw materials, the Company believes it has no incentive to negotiate with any of those entities in a manner that is not in the best interests of stockholders generally, since it has no equity interest in the other partners. The Company has entered into agreements with these entities in the ordinary course of business.

For the twelve months ended December 31, 2006, 2005, 2004, the Company invoiced Armand $1.6, $1.7 and $1.5 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses), respectively. Intercompany sales of Armand products to the Company over the same periods were $9.7, $10.7 and $8.4 million, respectively. As of December 31, 2006 and 2005, the Company had outstanding receivables from Armand of $0.6 and $1.0 million. Also, the Company has outstanding accounts payable with Armand of $0.6 and $0.7 million as of December 31, 2006 and 2005, respectively.

For the twelve months ended December 31, 2006, 2005, 2004, the Company invoiced ArmaKleen $2.8, $2.6 and $2.6 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses), respectively. Intercompany sales of inventory to ArmaKleen over the same periods were $5.2, $4.7 and $4.8 million, respectively. As of December 31, 2006 and 2005, the Company had outstanding receivables with ArmaKleen of $0.7 and $0.7 million, respectively.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have audited management’s assessment of the Company’s internal control over financial reporting. Their opinion on management’s assessment and their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements appear on pages 42 and 43 of this annual report on Form 10-K.

/s/ JAMES R. CRAIGIE	/s/ MATTHEW T. FARRELL
James R. Craigie	Matthew T. Farrell
President and Chief Executive Officer	Chief Financial Officer

February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard No. 123(R) Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Church & Dwight Co., Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 23, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123(R) Share-Based Payment on January 1, 2006.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 23, 2007

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section beginning on page 20 of this annual report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004
Net Sales	$1,945,661	$1,736,506	$1,462,062
Cost of sales	1,184,524	1,099,506	928,674

Gross Profit	761,137	637,000	533,388
Marketing expenses	216,661	183,422	161,183
Selling, general and administrative expenses	292,374	240,802	200,452

Income from Operations	252,102	212,776	171,753
Equity in earnings of affiliates	7,135	4,790	15,115
Investment earnings	5,306	3,985	3,225
Loss on early extinguishment of debt	—	(1,241)	(22,871)
Other income (expense), net	2,579	(1,329)	1,628
Interest expense	(54,028)	(44,098)	(41,407)

Income before minority interest and taxes	213,094	174,883	127,443
Minority interest	(4)	(91)	4

Income before income taxes	213,098	174,974	127,439
Income taxes	74,171	52,068	38,631

Net Income	$138,927	$122,906	$88,808

Weighted average shares outstanding—Basic	64,856	63,857	61,868
Weighted average shares outstanding—Diluted	68,946	69,289	68,066
Net income per share—Basic	$2.14	$1.92	$1.44
Net income per share—Diluted	$2.07	$1.83	$1.36

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share data)	2006	2005
Assets
Current Assets
Cash and cash equivalents	$110,476	$126,678
Accounts receivable, less allowances of $2,258 and $1,826	231,403	187,863
Inventories	194,900	156,149
Deferred income taxes	9,410	11,217
Note receivable—current	—	1,150
Prepaid expenses	9,881	11,381

Total Current Assets	556,070	494,438

Property, Plant and Equipment (Net)	340,484	326,903
Note Receivable	5,226	6,134
Equity Investment in Affiliates	10,394	10,855
Long-term Supply Contracts	3,307	4,094
Tradenames and Other Intangibles	679,287	541,970
Goodwill	686,301	523,676
Other Assets	53,085	54,047

Total Assets	$2,334,154	$1,962,117

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$102,267	$105,563
Accounts payable and accrued expenses	290,546	255,438
Current portion of long-term debt	38,144	15,719
Income taxes payable	13,447	32,990

Total Current Liabilities	444,404	409,710

Long-term Debt	792,925	635,261
Deferred Income Taxes	134,269	124,882
Deferred and Other Long Term Liabilities	46,763	40,823
Pension, Postretirement and Postemployment Benefits	51,639	54,305
Minority Interest	317	258
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value
Authorized 150,000,000 shares, issued 69,991,482 shares	69,991	69,991
Additional paid-in capital	90,399	65,110
Retained earnings	740,130	618,071
Accumulated other comprehensive income (loss)	12,153	(454)

	912,673	752,718
Common stock in treasury, at cost:
4,630,388 shares in 2006 and 5,602,568 shares in 2005	(48,836)	(55,840)

Total Stockholders’ Equity	863,837	696,878

Total Liabilities and Stockholders’ Equity	$2,334,154	$1,962,117

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Cash Flow From Operating Activities
Net Income	$138,927	$122,906	$88,808

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,727	44,158	39,093
Equity in earnings of affiliates	(7,135)	(4,790)	(15,115)
Distributions from unconsolidated affiliates	6,668	5,528	3,541
Deferred income taxes	9,025	2,390	12,863
Asset impairment charges and other asset write-offs	16,785	19,805	4,805
Non cash compensation expense	10,617	—	—
Net non-cash charges related to loss on early extinguishment of debt	—	1,241	3,592
Unrealized foreign exchange (gain) loss	(2,359)	4,193	(2,813)
Other	295	(395)	974
Change in assets and liabilities:
Accounts receivable	(14,265)	(28,444)	42,730
Inventories	(13,061)	(9,815)	4,876
Prepaid expenses	3,020	(959)	(1,286)
Accounts payable and accrued expenses	(4,195)	15,999	5,855
Income taxes payable	1,151	23,073	7,214
Excess tax benefit on stock options exercised	(7,601)	—	—
Other liabilities	(3,155)	(4,783)	3,893

Net Cash Provided By Operating Activities	186,444	190,107	199,030

Cash Flow From Investing Activities
Additions to property, plant and equipment	(47,598)	(37,737)	(35,578)
Acquisitions (net of cash acquired)	(337,471)	(81,128)	(194,201)
Return of capital from equity affiliates	1,043	1,662	2,085
Proceeds from note receivable	2,355	1,015	942
Contingent acquisition payments	(1,786)	(2,412)	(5,666)
Change in other long-term assets	(2,059)	(1,260)	1,261
Proceeds from sale of fixed assets	—	—	1,350
Net proceeds from assets held for sale	—	14,746	—

Net Cash Used In Investing Activities	(385,516)	(105,114)	(229,807)

Cash Flow From Financing Activities
Long-term debt borrowing	250,000	300,000	790,000
Long-term debt repayment	(69,942)	(410,119)	(725,109)
Short-term debt borrowings—net	(2,311)	5,102	35,406
Bank overdrafts	(1,005)	2,935	69
Proceeds from stock options exercised	12,195	17,167	18,633
Excess tax benefit on stock options exercised	7,601	—	—
Payment of cash dividends	(16,868)	(15,315)	(14,005)
Deferred financing costs	(2,017)	(994)	(8,613)

Net Cash Provided by (Used In) Financing Activities	177,653	(101,224)	96,381
Effect of exchange rate changes on cash and cash equivalents	5,217	(2,631)	4,302

Net Change In Cash and Cash Equivalents	(16,202)	(18,862)	69,906
Cash and Cash Equivalents at Beginning Of Year	126,678	145,540	75,634

Cash and Cash Equivalents at End Of Year	$110,476	$126,678	$145,540

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW—(Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:
Interest (net of amounts capitalized)	$52,268	$41,966	$38,801

Income Taxes	$64,092	$29,565	$25,131

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$361,989	$81,128	$554,990
Purchase price	(329,839)	(81,128)	(262,230)

Liabilities assumed	$32,150	$—	$292,760

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$180	$3,141	$1,722

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

	Number of Shares		Amounts
(in thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
January 1, 2004	69,991	(8,812)	$69,991	$(81,094)	$27,882	$435,677	$(13,962)
Net income	—	—	—	—	—	88,808	—	$88,808
Translation adjustments	—	—	—	—	—	—	7,523	7,523
Minimum pension liability, net of tax benefits of $274	—	—	—	—	—	—	(289)	(289)
Company portion of Armkel accumulated other comprehensive (loss), net of taxes of $879	—	—	—	—	—	—	3,475	3,475
Interest rate swap agreements, net of taxes of $55	—	—	—	—	—	—	143	143

Comprehensive income								$99,660

Cash dividends	—	—	—	—	—	(14,005)	—
Stock option plan transactions, including related income tax benefits of $15,516	—	1,999	—	16,225	17,924	—	—
Other stock issuances	—	10	—	94	1,638	—	—

December 31, 2004	69,991	(6,803)	69,991	(64,775)	47,444	510,480	(3,110)
Net income	—	—	—	—	—	122,906	—	$122,906
Translation adjustments	—	—	—	—	—	—	2,890	2,890
Minimum pension liability, net of tax benefits of $83	—	—	—	—	—	—	(234)	(234)

Comprehensive income	—	—	—	—	—	—	—	$125,562

Cash dividends	—	—	—	—	—	(15,315)	—
Stock option plan transactions, including related income tax benefits of $9,186	—	1,191	—	8,865	17,488	—	—
Other stock issuances	—	9	—	70	178	—	—

December 31, 2005	69,991	(5,603)	69,991	(55,840)	65,110	618,071	(454)
Net income	—	—	—	—	—	138,927	—	$138,927
Translation adjustments	—	—	—	—	—	—	15,302	15,302
Minimum pension liability, net of tax benefits of $220	—	—	—	—	—	—	(338)	(338)
SFAS No. 158 adoption adjustment, net of taxes of $1,300	—	—	—	—	—	—	(2,182)	—
Interest rate agreements, net of taxes of $113							(175)	(175)

Comprehensive income	—	—	—	—	—	—	—	$153,716

Cash dividends	—	—	—	—	—	(16,868)	—
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $9,185	—	924	—	6,655	24,988	—	—
Other stock issuances	—	49	—	349	301	—	—

December 31, 2006	69,991	(4,630)	$69,991	$(48,836)	$90,399	$740,130	$12,153

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Business

The Company develops, manufactures and markets a broad range of consumer and specialty products. It recognizes revenues and profits from selling its products, under a variety of brand names, including ARM & HAMMER and TROJAN, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors.

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America. The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. The Company accounts for equity investments on the cost method for those investments in which it does not control nor have the ability to exert significant influence over the investee, which is generally when the Company has less than a 20 percent ownership interest. In circumstances where the Company has greater than a 20 percent ownership interest and has the ability to exercise significant influence but does not control the investee, the investment is accounted for under the equity method. As a result, the Company accounts for its less than 20% interest in USA Detergents on the cost basis and accounts for its 50% interest in its Armand Products Company joint venture (“Armand”), The ArmaKleen Company joint venture (“ArmaKleen”) and the Esseco U.K. LLP joint venture (“Esseco”) under the equity method of accounting. Armand, ArmaKleen and Esseco are specialty chemical companies and the Company’s portion of their equity earnings is included in the corporate segment in Note 17. None of these companies are considered a significant subsidiary; therefore, summarized financial statement data is not presented. On May 28, 2004, the Company purchased the remaining 50% ownership interest of Armkel, LLC (“Armkel”) that it did not own from affiliates of Kelso & Company (“the Armkel acquisition”) for a purchase price of $262.0 million and Armkel was merged into the Company. Results of operations for the Armkel business are included in the Company’s consolidated financial statements from May 29, 2004. Prior to May 28, 2004, the Company accounted for its investment in Armkel under the equity method. All material intercompany transactions and profits have been eliminated in consolidation.

Fiscal Calendar

The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4 weeks—4 weeks—5 weeks methodology. As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could be a partial or expanded week. Certain subsidiaries operating outside of North America are included for periods beginning and ending one month prior to the period presented, which enables timely processing of consolidating results. There were no material intervening events that occurred at these locations in the one month period prior to the period presented.

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

Promotional and Sales Returns Reserves

The Company conducts extensive promotional activities, primarily through the use of off-list discounts, slotting, co-op advertising, periodic price reduction arrangements, and end-aisle and other in-store displays. All such costs are netted against sales. Slotting costs are recorded when the product is delivered to the customer. Cooperative advertising costs are recorded when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when the revenue of product that is subject to the promotion is recognized. The reserves for sales returns and consumer and trade promotion liabilities are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for such items with respect to products sold as of the balance sheet date. The Company uses historical trend experience and coupon redemption provider input in arriving at coupon reserve requirements, and uses forecasted appropriations, customer and sales organization inputs, and historical trend analysis in determining the reserves for other promotional activities and sales returns.

Cost of Sales, Marketing and Selling, General and Administrative Expenses

Cost of sales include costs related to the manufacture of the Company’s products, including raw material costs, inbound freight costs, direct labor, and indirect plant costs such as plant supervision, receiving, inspection, maintenance labor and materials, depreciation, taxes and insurance, purchasing, production planning, operations management, logistics, freight to customers, warehousing costs, internal transfer freight costs and plant impairment charges.

Marketing expenses include costs for advertising (excluding the costs of cooperative advertising programs, which are reflected in net sales), costs for coupon insertion (mainly the cost of printing and distribution), consumer promotion costs (such as on-shelf advertisements and floor ads), public relations, package design expense and market research costs.

Selling, general and administrative expenses include costs related to functions such as sales, corporate management, marketing administration and legal, among others. Such costs include salary compensation related costs (such as benefits, profit sharing, deferred compensation and employer contributions to savings plans); travel and entertainment related expenses; trade show expenses; insurance; professional and other consulting fees; costs related to temporary staff; staff relocation costs; and non-capitalizable software related costs.

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

Inventories

Inventories are valued at the lower of cost or market. Approximately 20% and 29% of the inventory at December 31, 2006 and 2005, respectively, were determined utilizing the last-in, first-out (LIFO) method. The cost of substantially all inventory in the Company’s Specialty Products segment as well as inventory sold under the ARM & HAMMER and BRILLO trademarks in the Consumer Domestic segment is determined utilizing the LIFO method. The cost of the remaining inventory is determined using the first-in, first-out (FIFO) method. When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value), including any costs to sell or dispose of the inventory. The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new cost basis. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. The estimates as to the future demand used in the valuation of inventory are dependent on the ongoing success of the Company’s products. In addition, the Company’s adjustment for obsolescence may be impacted by the reduction of the number of stock keeping units. To minimize this risk, the Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to reduce the inventory’s net realizable value were $8.8 million at December 31, 2006, and $5.8 million at December 31, 2005.

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

Property, plant and equipment are reviewed periodically for possible impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of Company assets and liabilities. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

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

Research and Development

Research & development costs in the amount of $44.7 million in 2006, $38.7 million in 2005 and $33.0 million in 2004 were charged to expense as incurred.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the components of common shares outstanding for each of the three years ended December 31, 2006 in accordance with SFAS No. 128:

(In thousands)	2006	2005	2004
Weighted average common shares outstanding—basic	64,856	63,857	61,868
Dilutive effect of stock options	862	2,206	2,972
Dilutive effect of convertible debt	3,228	3,226	3,226

Equivalent average common shares outstanding—diluted	68,946	69,289	68,066

Antidilutive stock options outstanding	116	706	895

Employee Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R requires the determination of fair value of share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006, and recognized an expense for unvested share-based compensation that has been issued or will be issued after that date. As permitted by SFAS No. 123R, the Company applied the modified prospective method of adoption, under which compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the original SFAS 123 for either recognition or pro forma disclosures. In 2006, the Company recorded a pre-tax charge of $10.3 million associated with the fair-value of unvested stock options, of which $9.0 million was included in selling, general and administrative expenses and $1.3 million in cost of goods sold. The after-tax impact of the charge was $6.4 million. Diluted EPS was negatively impacted by $0.09 per share.

Prior to January 1, 2006, The Company accounted employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost been determined based on the fair values of the stock options at the date of grant in accordance with SFAS 123R, the Company would have recognized additional compensation expense, net of taxes, of $4.8 million and $4.3 million, for 2005 and 2004, respectively, and the Company’s pro forma net income and pro forma net income per share for 2005 and 2004 would have been as follows:

(In thousands, except for per share data)	2005	2004
Net Income
As reported	$122,906	$88,808
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	32	403
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,814)	(4,675)

Pro forma	$118,124	$84,536

Net Income per Share: basic
As reported	$1.92	$1.44
Pro forma	$1.85	$1.37
Net Income per Share: diluted
As reported	$1.83	$1.36
Pro forma	$1.77	$1.30

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2005, the Company instituted a program under which officers who elect to receive up to 50% of their annual incentive compensation in shares of the Company’s common stock or stock equivalents, or otherwise increase their share ownership during a specified period of time, will be awarded restricted shares having a fair market value of 20% of the amount of stock and stock equivalents that an officer elects to receive or otherwise acquires. The restricted shares vest on the third anniversary of the date of grant. During the three year vesting period, officers holding these shares will have voting rights and receive dividends either in cash or through reinvestment in additional shares. During 2006, approximately 41 thousand restricted shares were issued, of which 35 thousand shares were used in connection with a new executive employment agreement in the third quarter. The $1.5 million value of these restricted shares are expensed primarily over the three year graduated vesting period.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments designated and qualifying as cash flow hedges, and minimum pension liability adjustments, and is presented in the Consolidated Statements of Changes in Stockholders’ Equity and in Note 13. Accumulated comprehensive income includes the effect of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, that was adopted by the Company as of December 31, 2006.

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

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”), which requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R using the modified prospective transition method under which the Company recognizes compensation cost on or after the effective date of the Company’s adoption of SFAS No. 123R for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the original SFAS 123 for pro forma disclosures. Prior period financial statements have not been restated. In 2006, the Company recorded a pre-tax charge of $10.3 million associated with the fair-value of unvested stock options, of which $9.0 million was included in selling, general and administrative expenses and $1.3 million in cost of goods sold. The after-tax impact of the charge was $6.4 million. Diluted EPS was negatively impacted by $0.09 per share.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It applies to all tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The effective date of FIN 48 is the first fiscal year beginning after December 15, 2006. The Company is still evaluating the impact of the interpretation and does not expect it to have a material impact on its financial position.

SFAS No. 157, “Fair Value Measurements”, was issued in September 2006 and is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a single definition of fair value to be utilized under other accounting pronouncements that require fair value measurements, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The statement generally is to be applied prospectively, so that it does not require any new fair value measurements. The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, was issued in September 2006 and is effective for the Company as of the end of the Company’s fiscal year ended December 31, 2006. SFAS No. 158 is an amendment of SFAS Nos. 87, 88, 106, and 132(R) and is intended to improve financial reporting of pension and postretirement plans. This statement requires employers to a) recognize the funded status of a benefit plan, b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, c) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and d) include additional disclosures in the notes to the financial statements about effects on net periodic benefit cost that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company recorded the effect of SFAS No. 158 in the December 31, 2006 balance sheet.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”, was issued on February 15, 2007, and is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits companies to choose to measure selected financial assets and liabilities at fair value. If the fair value option is elected, a company will report unrealized gains and losses on those assets and liabilities in each subsequent reporting date. The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

SEC Staff Accounting Bulletin No. 108 (“SAB 108”), which expresses the staff’s views regarding the effects of prior year misstatements when quantifying misstatements in current year financial statements, was issued in September 2006. The SEC staff issued SAB 108 to address the diversity in practice in quantifying material financial statement misstatements and the potential, under current practice, for the build up of improper amounts on the balance sheet. The effective date of SAB 108 is for fiscal years ending on or before November 15, 2006. This pronouncement did not have any impact on the Company’s consolidated financial statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Fair Value of Financial Instruments and Risk Management

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005. Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2006		2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$—	$—	$1,150	$1,150
Long-term note receivable	5,226	4,758	6,134	5,953
Financial Liabilities:
Short-term borrowings	102,267	102,267	105,563	105,563
Current portion of long-term debt	38,144	38,144	15,719	15,719
Senior Subordinated Note debt @ 6.0%	250,000	244,375	250,000	245,313
Long-term bank debt	442,925	441,818	285,261	285,261
Convertible debt	100,000	140,500	100,000	123,166

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable

The carrying value of the note receivable represents the face value discounted by an interest factor management believes appropriate for the credit risk involved at the date of the note. The fair value of the note receivable reflects what management believes is the appropriate interest factor at December 31, 2006 and 2005, respectively, based on similar risks in the market.

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

Interest Rate Risk

The Company has total debt outstanding at December 31, 2006 of $933.3 million, of which $350.0 million or 37% carries a fixed rate of interest. The remaining debt balance is primarily comprised of $253.1 million in Term Loans under the Credit Agreement, an additional incremental term loan facility of $227.9 million, $100.0 million

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding under a receivables purchase agreement and a short term loan with a Brazilian bank of approximately $0.3 million (see Note 9). The weighted average interest rate on these borrowings at December 31, 2006, excluding deferred financing costs and commitment fees, was approximately 6.1%.

The Company entered into a cash flow hedge agreement effective as of September 29, 2006, to reduce the impact of interest rate fluctuations on its Tranche A term loan debt. The hedge covers $100.0 million of zero-cost collars for 5 years with a cap of 6.5% and a floor of 3.57%. On December 29, 2006, the Company entered into another cash flow hedge that covers $100.0 million of zero-cost collars for 3 years with the same cap and floor. All changes in the hedging option’s fair value were recorded in Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Brazilian Real.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in the liability to plan participants for contributions designated to Company stock in the Company’s deferred compensation plan as a result of changes in quoted fair values. These contracts, which consist of cash settled call options in the amount of 177,500 shares, covered approximately 58% of the notional shares and are marked to market through earnings. As a result of these contracts, the Company recognized income (expense) of approximately $1.2 million in 2006, ($0.3) million in 2005 and $2.1 million in 2004, which reduced (increased) the charge for deferred compensation.

3. Inventories

Inventories are summarized as follows:

(In thousands)	2006	2005
Raw materials and supplies	$48,193	$46,849
Work in process	10,706	9,895
Finished goods	136,001	99,405

Total	$194,900	$156,149

Inventories valued on the last-in, first-out (LIFO) method totaled $38.1 million and $46.0 million at December 31, 2006 and 2005, respectively, and would have been approximately $3.5 million and $3.7 million higher, respectively, had they been valued using the first-in, first-out (FIFO) method. The amount of LIFO liquidations in 2006 and 2005 were immaterial.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	2006	2005	Estimated Lives (Years)
Land	$13,463	$13,304	N/A
Buildings and improvements	143,503	139,572	9-40
Machinery and equipment	399,730	363,224	3-20
Office equipment and other assets	38,254	36,452	3-10
Software	28,479	24,504	5
Mineral rights	1,241	1,134	Based on Volume
Construction in progress	14,100	13,007	N/A

	638,770	591,197
Less accumulated depreciation and amortization	298,286	264,294

Net Property, Plant and Equipment	$340,484	$326,903

Depreciation and amortization of property, plant and equipment amounted to $35.6 million, $33.0 million and $29.9 million in 2006, 2005 and 2004, respectively. Interest charges in the amount of $0.6 million, $0.5 million and $0.4 million were capitalized in connection with construction projects in 2006, 2005 and 2004, respectively.

In 2006 the Company wrote-off $1.5 million of property, plant and equipment and charged most of these write-offs in the Consumer Domestic segment. Also in 2006, the Company sold its Chicago plant at its net book value. In 2005, the Company wrote-off $4.6 million of manufacturing equipment removed from service that was charged to cost of sales to the Consumer Domestic segment. During 2005, the Company recorded a restructuring charge related to the shutdown of a small consumer products manufacturing facility in Europe. The charge included the write-off of manufacturing equipment and leasehold improvements of approximately $4.5 million, which is recorded as cost of sales in the Consumer International segment. The Company also recorded asset impairment charges, related to manufacturing equipment, totaling $3.2 million at two of its Specialty Products (SPD) segment foreign subsidiaries as the values could not be supported by projected cash flows.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Acquisitions

Orange Glo International, Inc.

On August 7, 2006, the Company acquired substantially all of the net assets of Orange Glo International, Inc. (“OGI”), including laundry and cleaning products such as OXICLEAN, a premium-priced laundry pre-wash additive, KABOOM bathroom cleaner and ORANGE GLO household cleaner. The purchase price was $325.4 million, plus fees of approximately $4.4 million, which was financed through a $250.0 million addition to the Company’s existing bank credit facility and available cash. Sales for the business for the year ended December 31, 2005 were approximately $200.0 million, primarily in the United States. Assets acquired at the purchase date include intellectual property, permits, contracts, equipment, and books and records. The Company allocated a significant portion of the purchase price to intangibles based upon a preliminary valuation. The Company has completed the order processing, logistics and accounting phases of integrating the business and anticipates transferring the manufacturing of certain products to its existing plants during the second half of 2007. The following table summarizes the preliminary purchase price allocation relating to the OGI acquisition:

(In thousands)	Fair Value of Assets Acquired
Current assets	$45,071
Property, plant and equipment	1,799
Tradenames and other intangibles	158,010
Goodwill	156,832
Other long-term assets	277

Total assets	361,989
Current liabilities	(32,150)

Net assets	$329,839

USA Detergents

On June 2, 2006, the Company reacquired the distribution rights from USA Detergents (“USAD”) to sell Xtra laundry detergent and Nice N’ Fluffy liquid fabric softener in Canada for $7.0 million and agreed to make an additional performance-based payment of a maximum of $2.5 million based upon the one year performance during the one year period following the closing date. The acquisition was funded out of the Company’s available cash. The accompanying financial statements reflect the final asset allocation, which assigns the purchase price to intangible assets. If a payment is required, it will be accounted for as additional purchase price and reflected as an increase to goodwill.

SpinBrush

On October 31, 2005, the Company acquired the SPINBRUSH toothbrush business from The Procter & Gamble Company (“P&G”). The Company paid $75.0 million in cash at closing. The Company purchased the inventory in mid-2006, following a transition period during which P&G continued to provide significant services. The acquisition was funded out of the Company’s available cash. The accompanying financial statements reflect the allocation of a significant amount of the purchase price to intangible assets. During the transition period, the Company accounted for the net cash received from P&G as other revenue. The results of operations of SPINBRUSH are reflected in the results of operations following the acquisition on October 31, 2005.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Skin Care Business

During the fourth quarter of 2005, the Company acquired a small skin care business in South America. The Company paid approximately $4.3 million, which was allocated to intangible assets. The results following the acquisition are included in the Consumer International segment.

Unaudited Pro Forma Results

On May 28, 2004, the Company purchased the remaining 50% of Armkel that it did not previously own from affiliates of Kelso & Company, L.L.P. for a purchase price of approximately $262.0 million. The following pro forma information gives effect to the Company’s purchase of Kelso’s interest in Armkel and the Unilever oral care business as if they occurred on January 1, 2004. Pro forma adjustments include inventory step-up charges, equity appreciation rights, additional interest expense and the related income tax impact, as well as elimination of intercompany sales. Pro forma results for SPINBRUSH, the skin care business, and OGI are not included because the acquisitions did not have a material effect to the Company’s Consolidated Financial Statements.

Pro forma comparative net sales, net income and basic and diluted earnings per share for the twelve months ended December 31, 2004 are as follows:

	Twelve Months Ended December 31, 2004
(Dollars in thousands, except per share data)	Reported	Pro forma
Net Sales	$1,462,062	$1,654,087
Net Income	88,808	113,328
Earnings Per Share Basic	1.44	1.84
Earnings Per Share Diluted	1.36	1.74

6. Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets:

(In thousands)	December 31, 2006				December 31, 2005
	Gross Carrying Amount	Accum. Amort.	Net	Amort. Period (Years)	Gross Carrying Amount	Accum. Amort.	Net	Amort. Period (Years)
Amortized intangible assets:
Tradenames	$86,606	$(24,000)	$62,606	10-20	$80,203	$(17,684)	$62,519	10-20
Customer Relationships	130,526	(6,087)	124,439	20	64,056	(1,129)	62,927	20
Patents/Formulas	27,220	(8,653)	18,567	4-20	27,220	(5,490)	21,730	4-20
Non Compete Agreement	1,143	(583)	560	10	1,143	(467)	676	10

Total	$245,495	$(39,323)	$206,172		$172,622	$(24,770)	$147,852

Unamortized intangible assets—Carrying value
Tradenames	$473,115				$394,117

Tradenames, both amortized and unamortized, and customer relationships increased in 2006 due to the OGI Acquisition.

In 2006, the Company recorded $14.3 million in trademark impairment charges, of which $11.0 million related to Consumer Domestic personal care brands and $3.3 million related to Consumer International brands. The impairment charges were a result of increased competitive activity. Consequently, the Company has determined that certain Consumer Domestic personal care tradenames should be re-characterized from indefinite lived to finite lived assets, as a result of an impairment test performed during the fourth quarter of 2006. The

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying value of these tradenames as of December 31, 2006 is approximately $20.0 million and will be amortized over a life ranging from 3-15 years starting January 1, 2007. The amounts recorded were the differences between the carrying values and the net present values of estimated cash flows, which represent the estimated fair value of the assets. The charges are included in selling, general and administrative expenses in the respective segments.

Intangible amortization expense included in SG&A expenses amounted to $13.5 million for the twelve months of 2006 and $8.6 and $6.6 million for the same period of 2005 and 2004, respectively. The Company estimates intangible amortization expense will be approximately $18.1 million in each of 2007 through 2009 and approximately $17.1 million in 2010 and 2011.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2006 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty	Total
Balance December 31, 2005	$467,933	$33,155	$22,588	$523,676
Additional goodwill associated with Unilever contingent payment	2,061	—	—	2,061
Goodwill associated with the USAD Canada acquisition	4,011	—	—	4,011
Goodwill associated with the OGI acquisition(1)	156,832	—	—	156,832
Other	(348)	69	—	(279)

Balance December 31, 2006	$630,489	$33,224	$22,588	$686,301

(1)	See Note 5 to the condensed consolidated financial statements included in this report for additional information regarding the acquisitions addressed in this table.

7. Plant Shutdown

During the fourth quarter of 2005, the Company announced and received regulatory approval for the shutdown of a small consumer products manufacturing facility in Europe. Production ceased in the early part of 2006. The products previously manufactured at this facility are being manufactured by the Company at other Company facilities or by third party contract manufacturers. In connection with the shutdown, the Company recorded a charge in 2005 of $6.4 million, including the write-off of manufacturing equipment and leasehold improvements of $4.5 million and a severance charge of $1.9 million. The charge relating to the plant shutdown was reflected in cost of sales and included in the Consumer International segment. The affected employees were terminated when production ceased, and severance was paid at that time. The facility will be used by the Company for its administrative offices. The Company has subleased a large portion of the facility to minimize its costs.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

(In thousands)	2006	2005
Trade accounts payable	$156,554	$145,444
Accrued marketing and promotion costs	67,091	52,846
Accrued wages and related costs	35,233	30,982
Accrued profit sharing	11,494	10,519
Other taxes payable	734	882
Other accrued current liabilities	19,440	14,765

Total	$290,546	$255,438

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)	Dec. 31, 2006	Dec. 31, 2005
Short-term borrowings
Securitization of accounts receivable due in April 2007	$100,000	$92,500
Various debt due to Brazilian banks	288	10,078
Bank overdraft debt	1,979	2,985

Total short-term debt	$102,267	$105,563

Long-term debt
Tranche A term loan facility	$253,141	$300,000
Incremental tranche A term loan facility	227,928	—
Amount due 2007 $ 38,144
Amount due 2008 $ 38,144
Amount due 2009 $ 64,748
Amount due 2010 $169,809
Amount due 2011 $ 75,014
Amount due 2012 $ 95,210
Convertible debentures due on August 15, 2033	100,000	100,000
Senior subordinated notes (6%) due December 22, 2012	250,000	250,000
Various debt due to Brazilian banks	—	980

Total long-term debt	831,069	650,980
Less: current maturities	38,144	15,719

Net long-term debt	$792,925	$635,261

As of December 31, 2006, the principal payments required to be made with respect to the Company’s consolidated long-term debt are as follows:

(In thousands)
Due in September 2007	$38,144
Due in September 2008	38,144
Due in September 2009	64,748
Due in September 2010	169,809
Due in September 2011	75,014
Due October 2011 and subsequent	445,210

$831,069

The Company had outstanding total debt of $933.3 million and cash of $110.5 million (of which $51.3 million resides in foreign subsidiaries). Total debt less cash (“Net Debt”) was $822.8 million at December 31, 2006 and $629.8 million at December 31, 2005.

Securitization:

In 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion of its primary credit facility, and lower its financing costs by accessing the commercial paper market. Under this arrangement, the Company sold, and will sell from time to time, throughout the term of the agreement (which is renewed annually), its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limited liability company (“Harrison”). Harrison in turn sold, and will sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. The receivables assets and the short-term borrowings of Harrison are included in the consolidated financial statements of the Company. The maximum amount that can be borrowed is $100.0 million. The balance outstanding under the agreement on December 31, 2006 and December 31, 2005 was $100.0 million and $92.5 million, respectively.

Convertible Debentures:

In 2003, the Company issued $100.0 million principal amount of 5.25% convertible senior debentures due August 15, 2033 through a private placement to qualified institutional buyers. The debentures rank equal in right of payment with all of the Company’s existing and future unsecured senior indebtedness. The debentures are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness and to all of the existing and future indebtedness and other liabilities of the Company’s subsidiaries. The Company has the right to redeem all or part of the debentures on or after August 15, 2008. Interest is paid semi-annually on August 15th and February 15th of each year.

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

Credit Agreement:

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

On December 23, 2005, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a number of banks and other financial institutions. This amended and restated Credit Agreement provides for a five year Term Loan A in a principal amount of $300.0 million and continues the existing five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100.0 million. On August 7, 2006, the Company’s existing bank credit facility was amended and increased by $250.0 million to enable the Company to purchase OGI and certain amendments, which included the restoration of another $250.0 million accordion feature. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its domestic subsidiaries. Those domestic subsidiaries have also guaranteed the loan obligations under the Credit Agreement. Certain of the covenants in the amended and restated credit agreement were also modified. The Term Loan and the Revolving Loans bear interest under one of two rate options, selected by the Company, equal to (a) either (i) a eurocurrency rate (adjusted for any reserve requirements) (“Eurocurrency Rate”) or (ii) the greater of the prime rate, the secondary market rate for three-month certificates of deposit (adjusted for any reserve requirements) plus the applicable FDIC assessment rate plus 1.0%, or the federal funds effective rate plus 0.5% (“Alternate Base Rate”), plus (b) an applicable margin. On the closing date of the new agreement, the applicable margin was (a) 1.00% for the Eurocurrency rate and (b) 0% for the alternate rate. The term loan was used to refinance the Company’s Term Loan B and the revolving loans are available for general corporate purposes.

Senior Subordinated Debt:

During the fourth quarter of 2004, the Company issued $250.0 million of 6.0% Senior Subordinated Notes due December 15, 2012 through a private placement. In conjunction with the placement, the Company effected a cash tender offer and consent solicitation for any and all of the outstanding Armkel 9 1/2% Senior Subordinated Notes due 2009 that it assumed as part of the acquisition. It was determined that the price to be paid for each $1,000 principal amount of Notes tendered and accepted for payment (including a consent payment of $30 per $1,000 principal amount of Notes) was $1,086.80, plus accrued and unpaid interest to the payment date. Of the outstanding balance of $225.0 million, $218.6 million was purchased by the Company. As a result, the Company incurred a fourth quarter 2004 net loss on early extinguishment of debt charge of $14.9 million (which included the write-off of existing deferred financing costs and prepayment penalty).

On August 15, 2005, the Company redeemed all of the remaining outstanding 9 1/2% Senior Subordinated Notes due at a redemption price of 104.75% of the principal amount of the notes plus accrued interest to the redemption date. The Company used approximately $7.0 million from available cash to redeem the notes.

As noted above, on December 22, 2004, the Company issued $250.0 million of 6.0% senior subordinated notes due December 15, 2012 (“Notes”) with interest paid semi-annually. The Notes were issued at par and the Company received $225.0 million of proceeds that were used to redeem $218.6 million of the Armkel notes and the balance was used to make voluntary bank debt repayments. The notes are guaranteed on an unsecured senior basis by substantially all of the Company’s existing and future domestic subsidiaries whose annual revenues (other than intercompany revenues) or total assets (other than intercompany receivables) are $100,000 or more. The notes will be redeemable at the Company’s option, in whole or in part, at any time on or after December 15, 2008, at predetermined redemption prices, together with accrued and unpaid interest, if any, to the date of redemption. The notes will be redeemable at the Company’s option, in whole or in part, at any time prior to

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 15, 2008, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption plus a “make-whole” premium. At any time prior to December 15, 2007, the Company may redeem up to 35% of the original principal amount of the notes (calculated after giving effect to any issuance of additional notes issued under the same indenture) with the proceeds of one or more equity offerings of the Company’s capital stock at a redemption price of 106.0% of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of redemption.

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

Other Debt:

In addition, the Company’s Brazilian subsidiary, QGN, has lines of credit that enable it to borrow in its local currency. Amounts available under the lines of credit total $15.0 million, of which approximately $0.3 and $10.0 million were utilized as of December 31, 2006 and 2005. The various lines of credit will expire before June 30, 2007. The weighted average interest rates on these borrowings at December 31, 2006 and 2005 were approximately 20% and 20%, respectively. QGN’s long-term debt is subject to various interest rates that are determined by several local inflation indexes.

10. Income Taxes

The components of income before taxes are as follows:

(in thousands)	2006	2005	2004
Domestic	$184,806	$149,054	$113,000
Foreign	28,292	25,920	14,439

Total	$213,098	$174,974	$127,439

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

(in thousands)	2006	2005	2004
Current:
U.S. federal	$46,721	$34,178	$16,475
State	6,325	7,219	4,485
Foreign	12,100	8,281	4,808

	65,146	49,678	25,768

Deferred:
U.S. federal	3,808	3,246	11,539
State	5,967	(1,446)	1,509
Foreign	(750)	590	(185)

	9,025	2,390	12,863

Total provision	$74,171	$52,068	$38,631

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) consist of the following at December 31:

(in thousands)	2006	2005
Deferred tax assets:
Accounts receivable	$5,963	$5,423
Deferred compensation	21,490	15,036
Pension	18,168	15,509
Reserves	10,736	6,896
Tax credit carryforwards/other tax attributes	8,344	11,282
Net operating loss carryforwards	12,125	19,045

Total gross deferred tax assets	76,826	73,191
Valuation allowances	(6,728)	(4,819)

Total deferred tax assets	70,098	68,372

Deferred tax liabilities:
Goodwill	(41,028)	(40,841)
Tradenames and other intangibles	(96,481)	(85,952)
Property, plant and equipment	(46,682)	(39,545)
Other	(6,568)	(4,681)

Total deferred tax liabilities	(190,759)	(171,019)

Net deferred tax liability	$(120,661)	$(102,647)

The change in the valuation allowances relates primarily to the recording of an allowance on tax loss carryforwards of certain foreign subsidiaries, offset by the release of an allowance on certain state tax credits.

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

(in thousands)	2006	2005	2004
Statutory rate	35%	35%	35%
Tax that would result from use of the federal statutory rate	$74,584	$61,241	$44,605
Research and development credit	(1,800)	(1,550)	(4,662)
State and local income tax, net of federal effect	8,140	3,787	4,022
Varying tax rates of foreign affiliates	1,448	(200)	(432)
Benefit from domestic manufacturing deduction/extraterritorial income exclusion	(1,749)	(1,840)	(755)
Taxes included in equity in loss from affiliates	—	—	(1,761)
Resolution of tax contingencies	(4,231)	(6,154)	—
Contributions of inventory	(1,074)	(1,354)	(700)
Foreign tax credit	—	(489)	—
Proceeds on life insurance	—	(1,129)	—
Other	(1,147)	(244)	(1,686)

	(413)	(9,173)	(5,974)

Recorded tax expense	$74,171	$52,068	$38,631

Effective tax rate	34.8%	29.8%	30.3%

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, the Company had net significant operating loss carryforwards for federal and foreign of $4.9 million and $33.3 million, respectively. These net operating losses carryforwards expire on various dates through December 31, 2020.

The Company has undistributed earnings of foreign subsidiaries of approximately $101.2 million at December 31, 2006 for which deferred taxes have not been provided. These earnings, which are considered to be invested indefinitely, would be subject to US tax if they were remitted as dividends. At this time it is not practicable to determine the deferred tax liability on these earnings.

The Company records liabilities in income taxes payable for probable assessments in various tax jurisdictions. The liabilities relate to tax return positions which, although supportable by the Company, may be challenged by the tax authorities. The Company adjusts these liabilities as a result of changes in tax legislation, interpretations of laws by Courts, rulings by tax authorities, changes in estimates and the closing of the statute of limitations. The Company’s tax rate includes the impact of the liabilities and any changes to the liabilities. Settlement of any issue with the tax authorities would require the use of cash. Favorable resolution of an issue would be recognized as a reduction to our annual tax rate. During 2006, the Internal Revenue Service completed their examination of the Company’s 2002 and 2003 US Federal Corporation Income Tax Return.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It applies to all tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The effective date of FIN 48 is the first fiscal year beginning after December 15, 2006. The Company is still evaluating the impact of the interpretation and does not expect it to have a material impact on its financial position.

11. Benefit Plans

The Company has defined benefit pension plans covering certain employees. Pension benefits to retired employees are based upon their length of service and a percentage of qualifying compensation during the final years of employment. The Company’s funding policy is consistent with federal/statutory funding requirements. The Company also maintains unfunded plans, which provide medical benefits for eligible domestic retirees and their dependents and employees in Canada. The cost of such benefits is recognized during the employee’s active working career.

As of December 31, 2006, the Company recorded the valuation of its defined benefit plans in accordance with the amendments required by SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amended the benefit accounting requirements of FASB Statements No. 87, 88, 106 and 132(R). This statement requires employers to recognize the funded status of a benefit plan in the balance sheet, which is a long-term liability for the Company. Any previously unrecognized gains or losses are now recorded in the equity section of the balance sheet within accumulated other comprehensive income. Application of this amendment to prior periods was not permitted.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information on the status of the defined benefit plans at December 31:

	Pension Plans		Nonpension Postretirement Plans
(In thousands)	2006	2005	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$124,912	$126,226	$21,676	$19,956
Adjustment to prior year obligation	137	—	234	(181)
Service cost	2,375	2,390	499	484
Interest cost	6,696	6,594	1,227	1,165
Plan participants’ contributions	428	425	230	—
Actuarial (gain) loss	1,276	2,712	706	(63)
Plan amendments	—	—	(243)	1,261
Settlements	—	(2,622)	—	—
Effects of exchange rate changes	5,979	(3,408)	(11)	92
Benefits paid	(7,808)	(7,405)	(1,562)	(1,038)

Benefit obligation at end of year	$133,995	$124,912	$22,756	$21,676

Change in Plan Assets:
Fair value of plan assets at beginning of year	$88,080	$86,040	$—	$—
Adjustment to prior balance	175	—	—	—
Actual return on plan assets (net of expenses)	9,325	8,576	—	—
Employer contributions	11,253	5,345	1,332	1,038
Plan participants’ contributions	428	425	230	—
Other gain	—	3	—	—
Settlements	—	(2,622)	—	—
Effects of exchange rate changes	4,480	(2,282)	—	—
Benefits paid	(7,808)	(7,405)	(1,562)	(1,038)

Fair value of plan assets at end of year	$105,933	$88,080	$—	$—

Funded status at end of year, recorded in long-term accrued benefit liabilities	$(28,062)	$(36,832)	$(22,756)	$(21,676)

Amounts Recognized in Accumulated Other Comprehensive Income:
Prior Service Credit	$(12)		$—
Actuarial Loss	8,434		2,753

Net Loss Recognized in Accumulated Other
Comprehensive Income	$8,422		$2,753

Amounts recognized in the statement of financial position consist of:

	2006	2005	2006	2005
Accrued benefit liability (noncurrent)	$(28,062)	$(34,020)	$(22,756)	$(19,350)
Accumulated other comprehensive loss	8,422	7,151	2,753	—

Net amount recognized at end of year	$(19,640)	$(26,869)	$(20,003)	$(19,350)

Accumulated benefit obligation	$120,698	$117,359	$—	$—

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the Company recognized an additional minimum pension liability of $0.5 million included in long-term benefit obligations and recorded a charge, net of tax, to accumulated other comprehensive income which decreased stockholders’ equity. The SFAS No. 158 impact to the balance sheet was an increase to the 2006 pension and postretirement accrued benefit liabilities of $0.7 million and $2.8 million, respectively. The amounts were recorded, net of tax, directly to the ending balance of accumulated other comprehensive income and not as a component of comprehensive income, in accordance with the new standard.

Weighted-average assumptions used to determine benefit obligations as of December 31:

	Pension Plans		Nonpension Postretirement Plans
	2006	2005	2006	2005
Discount Rate	5.38%	5.36%	5.68%	5.72%
Rate of Compensation increase	4.04%	4.20%	—	—

Net Pension and Net Postretirement Benefit Costs consisted of the following components:

	Pension Costs			Nonpension Postretirement Costs
(In thousands)	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$2,375	$2,390	$1,706	$499	$484	$510
Interest cost	6,696	6,594	4,551	1,227	1,165	1,040
Expected return on plan assets	(6,596)	(6,167)	(4,242)	—	—	—
Amortization of transition obligation	—	—	—	—	—	156
Amortization of prior service cost	—	14	3	82	82	(86)
Recognized actuarial (gain) or loss	165	191	264	(3)	(3)	(2)
Net deferrals	(4)	147	—	2	—	—
Settlement loss	—	96	2,019	—	—	—

Net periodic benefit cost	$2,636	$3,265	$4,301	$1,807	$1,728	$1,618

The Company had a settlement loss in the fourth quarter of 2004 to one of the Canadian pension plans due to the Company’s decision to terminate the plan.

In 2007, amounts in accumulated other comprehensive income expected to be recognized in the income statement are estimated to be $0.3 million of actuarial losses for pension plans, and less than $0.1 million, respectively, for service costs and actuarial losses for postretirement plans.

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Plans		Nonpension Postretirement Plans
	2006	2005	2006	2005
Discount Rate	5.35%	5.54%	5.68%	5.65%
Rate of Compensation increase	4.17%	4.14%	—	—
Expected return on plan assets	6.80%	7.37%	—	—

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

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for our pension plans and postretirement plans, we refer to applicable indices such as the Moody’s AA Corporate Bond Index to select a rate at which we believe the pension benefits could be effectively settled. Based on the published rates as of December 31, 2006, that matched our estimated cash flows for the plans, the Company used a discount rate of 5.75% for its three domestic plans.

The expected long-term rate of return on pension plan assets is selected by taking into account a historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Based on these factors, the Company’s weighted average expected long-term rate for the 2006 year is 6.80%, a decline of 57 basis points from the 7.37% rate used at December 31, 2005. This decrease is due principally to a decrease in expected returns in the U.K. pension plans. A 50 basis point change in the expected long-term rate of return would result in less than a $0.5 million change in pension expense for 2007.

The Company’s investment policy is designed to provide flexibility in the asset mix decision based on management’s assessment of economic conditions with the overall objective being maximum rates of return appropriately balanced to minimize market risks. Our long-term strategic goal is to reach an asset mix comprising approximately 60% equity securities and 40% debt/guaranteed investment securities.

The pension plan assets primarily consist of equity mutual funds, bonds and a guaranteed investment contract fund. The Company’s pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	Plan Assets at December 31,
	2006	2005
Equity Securities	64%	54%
Debt Securities	17%	22%
Guaranteed Investment	14%	17%
Other	5%	7%

	100%	100%

The Company made cash contributions of approximately $11.2 million to its pension plans in 2006. The Company estimates it will be required to make cash contributions to its pension plans of approximately $9.2 million in 2007.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following benefit payments are expected to be paid from the defined benefit plans:

(In thousands)	Pension Plans	Nonpension Postretirement Plans
2007	$8,608	$1,309
2008	6,716	1,333
2009	6,720	1,409
2010	6,752	1,512
2011	7,025	1,597
2012 - 2016	37,294	8,936

The accumulated postretirement benefit obligation has been determined by application of the provisions of the Company’s medical plans including established maximums and sharing of costs, relevant actuarial assumptions and health-care cost trend rates projected at 10.81% for 2006 and decreasing to an ultimate rate of 5.13% in 2014. The Company has a maximum annual benefit based on years of service for those participants over 65 years of age.

The following chart shows the effect of a 1% change in healthcare cost trends:

(in thousands)	2006	2005
Effect of 1% increase in health-care cost trend rates on:
Postretirement benefit obligation	$1,360	$1,136
Total of service cost and interest cost component	142	96
Effect of 1% decrease in health-care cost trend rates on:
Postretirement benefit obligation	(1,187)	(1,007)
Total of service cost and interst cost component	(105)	(83)

The Company’s consolidated financial statements and notes reflect the effects on the postretirement health care plan for adoption in 2004 of the FSP No. FAS 106-1, “Accounting and Disclosure Requirements to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The effect of adopting the provision of this FSP did not have a material effect on the Company’s consolidated financial statements.

The Company also maintains a defined contribution profit-sharing plan for domestic salaried and certain hourly employees. Amounts charged to earnings for this plan were $11.5 million, $10.5 million and $9.8 million in 2006, 2005 and 2004, respectively.

The Company also has a domestic employee 401K savings plan. The Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings. The Company’s matching contributions to the savings plan were $2.7 million, $2.8 million and $2.5 million in 2006, 2005 and 2004, respectively.

The Company has an employee stock purchase plan which permits employees to purchase the Company’s common stock at a 15% discount to the prevailing market price. No more than $25 thousand can be purchased by any one employee during a plan year. The 15% discount is included in selling, general and administrative expenses. Total expenses for 2006, 2005 and 2004 were $0.4 million, $0.3 million and $0.2 million, respectively.

Deferred Compensation Plans

The Company maintains deferred compensation plans in which certain management and highly compensated employees are eligible to defer a maximum of 100% of their regular compensation and bonuses and

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-employee Board members are eligible to defer up to 100% of their directors’ compensation. The compensation deferred under these plans is credited with earnings or losses based upon changes in values of notional investments elected by the plan participant. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. The deferred amounts are held by the Company through a trust. The trust invests these deferred amounts based upon the elections made by the participants, with the exception of elections made for Church & Dwight stock. The liability to plan participants for contributions designated for notional investment in Company stock is based on the changes in the quoted fair value of the Company’s stock. The invested deferred amounts are invested in either equity mutual funds or money market accounts. The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Church & Dwight stock. At December 31, 2006 and 2005, the liability under these plans amounted to $44.4 million and $36.0 million, respectively and the funded balances amounted to $31.8 million and $27.2 million, respectively. The amounts charged (credited) to earnings, including the effect of the hedges, totaled $2.4 million, $(0.1) million, and $1.5 million in 2006, 2005 and 2004, respectively.

12. Stock Option Plans

The Company has options outstanding under three equity compensation plans. Under the 1983 Stock Option Plan and the 1994 Incentive Stock Option Plan, the Company may grant options to key management employees. Under the Stock Option Plan for Directors the Company grants options to non-employee directors. Options outstanding under the plans are issued at market value, vest on the third anniversary of the date of grant and must be exercised within ten years of the date of grant. A total of 10.5 million shares of the Company’s common stock is authorized for issuance upon the exercise of stock options. Issuances of Common Stock to satisfy employee option exercises are currently made from treasury stock.

Stock option transactions for the three years ended December 31, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	6,606,288	$13.76
Grants	1,023,296	27.58
Exercised	1,998,539	9.32
Cancelled	234,459	15.00

Outstanding at December 31, 2004	5,396,586	17.97
Grants	709,800	35.23
Exercised	1,191,017	14.41
Cancelled	173,487	21.78

Outstanding at December 31, 2005	4,741,882	21.37
Grants	913,550	35.51
Exercised	923,916	13.20
Cancelled	152,705	28.17

Outstanding at December 31, 2006	4,578,811	$25.61

At December 31, 2006, 2005 and 2004, options to purchase 2,386,874 shares, 2,484,009 shares and 2,720,108 shares were exercisable, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes information relating to options outstanding and exercisable at December 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/2006	Weighted Average Exercise Price
$ 5.01 - $10.00	249,496	1.1	$9.10	249,496	$9.10
$10.01 - $15.00	533,300	2.8	$12.28	533,300	$12.28
$15.01 - $20.00	440,000	4.2	$16.71	440,000	$16.71
$20.01 - $25.00	974,705	5.6	$22.01	974,705	$22.01
$25.01 - $30.00	742,060	6.9	$29.50	135,873	$29.53
$30.01 - $35.00	195,750	7.9	$32.74	52,000	$32.42
$35.01 - $40.00	1,422,000	8.7	$35.48	1,500	$38.15
$40.01 - $45.00	21,500	9.8	$40.71	—	$—

	4,578,811	6.2	$25.61	2,386,874	$18.17

The table above represents the Company’s estimate of options fully vested and/or expected to vest as expected forfeitures are not material to the Company, and therefore are not reflected in the table above.

The fair value of options granted in 2006 and 2005 is $12.4 million and $9.6 million, respectively, and the weighted average fair value per share of options granted in 2006 and 2005 is $13.62 and $13.56, respectively.

The fair value of options granted in 2006, 2005 and 2004 was estimated on the date the options were granted based on the Black Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Risk-free interest rate	5.0%	4.0%	4.3%
Expected life	6.5 years	6.6 years	6.6 Years
Expected volatility	30.4%	33.0%	28.2%
Dividend Yield	0.7%	0.7%	0.7%

The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument. The Company determined the option’s expected life based on historical exercise behavior. The total intrinsic value of options exercised during 2006, 2005 and 2004 were $22.4, $25.8 and $41.7 million, respectively. As of December 31, 2006, there was a fair value of $14.0 million related to unamortized stock option compensation expense, which is expected to be recognized over a weighted-average period of approximately one year. The Company’s 2006 Consolidated Statements of Cash Flow reflects an add back to Net Cash Provided by Operating Activities of $10.6 million of non cash compensation expense, primarily stock option expense. Net Cash Used in Financing Activities in 2006 reflects $7.6 million of excess tax benefits on stock options exercised. The total tax benefit for 2006, 2005 and 2004 was $9.2, $9.2 and $15.5 million, respectively. During 2006, there were no modifications made to any options outstanding.

During 2005, the Company instituted a program under which officers who elect to receive up to 50% of their annual incentive compensation in shares of the Company’s common stock or stock equivalents, or otherwise

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increase their share ownership during a specified period of time, will be awarded restricted shares having a fair market value of 20% of the amount of stock and stock equivalents that an officer elects to receive or otherwise acquires. The restricted shares vest on the third anniversary of the date of grant. During the three year vesting period, officers holding these shares will have voting rights and receive dividends either in cash or through reinvestment in additional shares. During 2006, approximately 41 thousand restricted shares were issued, of which 35 thousand shares were issued in connection with a new executive employment agreement in the third quarter. The $1.5 million value of these restricted shares is expensed primarily over the three year graduated vesting period.

13. Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of changes in accumulated other comprehensive income (expense) are as follows:

(in thousands)	Foreign Currency Adjustments	Defined Benefit Plans	Interest Rate Swap Agreements	Armkel Related(1)	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2004	$(7,595)	$(3,930)	$(143)	$(2,294)	$(13,962)
Comprehensive income changes during the year (net of tax of $659)	7,523	(289)	143	3,475	10,852

Balance December 31, 2004	(72)	(4,219)	—	1,181	(3,110)
Comprehensive income changes during the year (net of tax of $83)	2,890	(234)	—	—	2,656

Balance December 31, 2005	2,818	(4,453)	—	1,181	(454)
Comprehensive income changes during the year (net of tax of $333)	15,302	(338)	(175)	—	14,789
SFAS 158 adoption adjustment (net of tax of $1,300)	—	(2,182)	—	—	(2,182)

Balance December 31, 2006	$18,120	$(6,973)	$(175)	$1,181	$12,153

(1)	Balances pertain to the Company’s portion of the Armkel accumulated other comprehensive income.

14. Common Stock Voting Rights and Rights Agreement

On August 27, 1999, the Board of Directors adopted a Shareholder Rights Plan (the Plan) that essentially reinstated a Shareholder Rights Plan originally enacted in 1989, which had terminated. In connection with the adoption of the Plan, the Board declared a dividend of one preferred share purchase right for each outstanding share of Company Common Stock. Each right, which is not presently exercisable, entitles the holder to purchase one one-hundredth of a share of Junior Participating Preferred Stock at an exercise price of $200.00. In the event that any person, acquires 20% or more of the outstanding shares of Common Stock, each holder of a right (other than the acquiring person or group) will be entitled to receive, upon payment of the exercise price, that number of shares of Common Stock into which the Junior Participating Preferred Stock is convertible having a market value equal to two times the exercise price. In order to retain flexibility and the ability to maximize shareholder value in the event of unknown future transactions, the Board of Directors retains the power to redeem the rights for a set amount.

The rights were issued on September 13, 1999, payable to shareholders of record at the close of business on that date. The rights will expire on September 13, 2009.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 6, 2004, the Company announced a 3 for 2 stock split. Shares issuable under the stock split were distributed on September 1, 2004 to shareholders of record at the close of business on August 16, 2004. All share and per share information in this report reflects the impact of the stock split.

15. Commitments, Contingencies and Guarantees

a. Rent expense amounted to $12.6 million in 2006, $12.2 million in 2005 and $11.9 million in 2004. The Company is obligated for minimum annual rentals under non-cancelable long-term operating leases as follows:

(in thousands)
2007	$17,022
2008	14,083
2009	11,543
2010	10,311
2011	8,370
2012 and thereafter	40,268

Total future minimum lease commitments	$101,597

The Company also has capital lease obligations at certain of its foreign subsidiaries. The commitments on these obligations are immaterial.

b. In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits. The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons, based upon market price. The Company is not engaged in any other material transactions with the partnership or the Company’s partner.

c. On October 26, 2005, a New Jersey state court jury rendered a $15.0 million verdict against the Company. The verdict followed a trial involving a claim against the Company by Andes Trading de Mexico S.A., alleging that the Company breached a purported agreement granting the plaintiff exclusive distribution rights in Mexico with respect to the Company’s consumer products. Shortly after the verdict was rendered, the Company filed a motion for a new trial and for remittitur of the verdict. On December 9, 2005, the court granted the motion in part and denied it in part. The court reduced the damages to $9.8 million but did not grant the Company’s request for new trial. The Company disagrees with the verdict and believes that it is not supported by the evidence offered at the trial. Subsequent to the court’s ruling, the Company appealed the ruling and the New Jersey Superior Court, Appellate Division heard oral arguments on the appeal on December 6, 2006. The Court has not rendered a decision. The Company has recorded a reserve of $9.8 million, plus accrued interest, and posted a bond for the verdict amount plus interest.

d. The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The FDA has recently issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. The Company has filed a response recommending alternative labeling to the FDA. While awaiting further FDA guidance, the Company has implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9 and has launched a public information campaign to communicate these messages to the affected communities. The

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the draft guidance and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

e. The Company has commitments to acquire approximately $72.6 million of raw material, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders/requirements.

f. The Company has $13.2 million of outstanding letters of credit drawn on several banks which in the event of the Company’s insolvency, guarantee payment for such things as finished goods inventory, insurance claims and a year’s worth of lease payments on a warehouse.

g. In connection with the acquisition of Unilever’s oral care brands in the United States and Canada, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the October 2003 acquisition. The Company made cash payments of $1.8 million in 2006, and accrued a payment of $0.4 million based on fourth quarter 2006 operating results. This was accounted for as additional purchase price. The Company has paid approximately $6.7 million in additional performance-based payments since the acquisition.

h. During the fourth quarter of 2006, the Company sold its Chicago plant at a price equivalent to the plant’s net book value. In conjunction with the sale, the Company entered into a seven year supply agreement with the purchaser for production of powder detergent at the plant. The supply agreement guarantees the purchaser a minimum annual production volume. If the annual production volume falls below the minimum, the Company is obligated to pay a shortfall penalty. This penalty is capped at $2 million over the life of the contract. As a result, the Company recorded a $1.3 million charge which equates to the net present value of this penalty as the Company believes it is probable that it will not meet the minimum production levels in each year of the contract.

i. The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position.

16. Related Party Transactions

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with its acquisition of USA Detergents in 2001, the Company divested the non-laundry business and other non-core assets to former USA Detergents executives. The Company has a $0.6 million ownership interest in the business operated by the former USA Detergents’ executives, which initially was known as USA Metro and is now known as USA Detergents (“USAD”). The Company has been supplying USAD with certain laundry and cleaning products at cost plus a mark-up, and USAD had the exclusive rights to sell these products in Canada. In addition, the Company leases office and laboratory space to USAD under a separate agreement.

During 2006 and 2005, the Company sold $15.8 million, and $23.1 million, respectively, of laundry and cleaning products to USAD. Furthermore, the Company billed USAD $0.2, and $0.2 million for leased space during 2006 and 2005, respectively. For open amounts receivable at December 31, 2006 and 2005, see “Concentration of Risk.”

The Company’s only financial interest in Armkel, prior to the Armkel acquisition, and in USAD has been the Company’s direct equity investments in Armkel and USAD. The Company had no relationship with the other former equity holders of Armkel and the equity holders of USAD. For this reason, the Company believes it has had no incentive to negotiate with either Armkel or USAD in a manner that is not in the best interests of its stockholders generally.

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

For the twelve months ended December 31, 2006, 2005, 2004, the Company invoiced Armand $1.6, $1.7 and $1.5 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses), respectively. Intercompany sales of Armand products to the Company over the same periods were $9.7, $10.7 and $8.4 million, respectively. As of December 31, 2006 and 2005, the Company had outstanding receivables from Armand of $0.6 and $1.0 million. Also, the Company has outstanding accounts payable to Armand of $0.6 and $0.7 million as of December 31, 2006 and 2005, respectively.

For the twelve months ended December 31, 2006, 2005, 2004, the Company invoiced ArmaKleen $2.8, $2.6 and $2.6 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses), respectively. Intercompany sales of inventory to ArmaKleen over the same periods were $5.2, $4.7 and $4.8 million, respectively. As of December 31, 2006 and 2005, the Company had outstanding receivables with ArmaKleen of $0.7 and $0.7 million, respectively.

17. Segments

Segment Information

The Company has three reportable segments based on differences in the nature of products and organizational and ownership structures. Specifically, the Company has identified the following segments: Consumer Domestic, Consumer International and Specialty Products (“SPD”). The Company also has a Corporate segment.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Household and personal care products

Consumer International	Primarily personal care products

SPD	Specialty chemical products

The Company had 50 percent ownership interests in Armand, ArmaKleen and Esseco as of December 31, 2006. Since the Company did not control these entities as of December 31, 2006, they were accounted for under the equity method in the consolidated financial statements of the Company. With respect to periods prior to the Armkel acquisition, the equity earnings of Armkel’s domestic results are included in the Consumer Domestic segment, and its international results in the Consumer International segment. The equity earnings of Armand, ArmaKleen and Esseco are included in Corporate.

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

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2006. All amounts are presented in thousands. The segment discussion also presents product line information.

	Consumer Domestic	Consumer International	SPD	Corporate(1)	As Reported

Net sales
2006	$1,388,500	$336,868	$220,293	$—	$1,945,661
2005	1,218,221	297,241	221,044	—	1,736,506
2004	1,077,101	176,694	208,267	—	1,462,062

Gross profit
2006	577,766	156,792	50,701	(24,122)	761,137
2005	473,505	137,091	47,118	(20,714)	637,000
2004	413,304	81,411	54,085	(15,412)	533,388

Marketing Expenses
2006	161,367	52,889	2,405	—	216,661
2005	133,677	46,808	2,937	—	183,422
2004	126,471	31,321	3,391	—	161,183

Selling, General and Administrative
2006	212,609	72,929	30,958	(24,122)	292,374
2005	162,649	72,497	26,370	(20,714)	240,802
2004	150,990	37,025	27,849	(15,412)	200,452

Operating Profit
2006	203,790	30,974	17,338	—	252,102
2005	177,179	17,786	17,811	—	212,776
2004	135,843	13,065	22,845	—	171,753

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consumer Domestic	Consumer International	SPD	Corporate(1)	As Reported

Income from Affiliates
2006	—	—	—	7,135	7,135
2005	—	—	—	4,790	4,790
2004	5,744	5,033	—	4,338	15,115

Interest Expenses (2)
2006	43,674	6,638	3,716	—	54,028
2005	36,721	3,686	3,691	—	44,098
2004	32,753	3,147	5,507	—	41,407

Loss on Early Extinguishment of Debt
2006	—	—	—	—	—
2005	—	—	—	1,241	1,241
2004	—	—	—	22,871	22,871

Investment Earnings (2)
2006	4,289	652	365	—	5,306
2005	3,318	333	334	—	3,985
2004	2,551	245	429	—	3,225

Other Income & Expenses (2)
2006	2,085	317	177	—	2,579
2005	(1,107)	(111)	(111)	—	(1,329)
2004	1,287	124	217	—	1,628

Income Before Taxes and Minority Interest
2006	166,490	25,305	14,164	7,135	213,094
2005	142,669	14,322	14,343	3,549	174,883
2004	112,672	15,320	17,984	(18,533)	127,443

Identifiable Assets
2006	1,770,789	320,578	180,021	62,766	2,334,154
2005	1,423,006	305,669	170,613	62,829	1,962,117
2004	1,382,870	274,244	172,978	47,906	1,877,998

Capital Expenditures
2006	41,888	3,615	2,095	—	47,598
2005	24,750	8,160	4,827	—	37,737
2004	22,715	5,572	7,291	—	35,578

Depreciation & Amortization
2006	32,992	9,545	7,351	1,839	51,727
2005	30,265	4,268	7,875	1,750	44,158
2004	27,684	2,388	9,021	—	39,093

1)	The Corporate segment reflects the following:

A.	The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of cost of goods sold in the Company’s Consolidated Statements of Income. Such amounts were $24.1 million, $20.7 million, and $15.4 million for 2006, 2005 and 2004, respectively.
B.	Equity in earnings of affiliates from Armand Products and The Armakleen Company.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.	Loss on early extinguishment of debt.
D.	Corporate assets include note receivable, deferred income taxes and the Company’s investment in unconsolidated affiliates.
2)	In determining Income before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit.

Other than the differences noted in footnotes (1) and (2) above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies set forth in Note 1 to the consolidated financial statements.

Product line revenues for external customers for each of the three years were as follows:

(In thousands)	2006	2005	2004
Household Products	$832,957	$713,489	$680,309
Personal Care Products	555,543	504,732	396,792

Total Consumer Domestic	1,388,500	1,218,221	1,077,101
Total Consumer International	336,868	297,241	176,694
Total SPD	220,293	221,044	208,267

Total Consolidated Net Sales	$1,945,661	$1,736,506	$1,462,062

Geographic Information

Approximately 79%, 78% and 83% of the net sales reported in the accompanying consolidated financial statements in 2006, 2005 and 2004, respectively were to customers in the United States. Approximately 93%, 88% and 92% of long-lived assets were located in the U.S. at December 31, 2006, 2005 and 2004, respectively. Excluding the U.S., no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

Customers

A group of three Consumer Domestic customers accounted for approximately 29% of consolidated net sales in 2006, of which a single customer (Wal-Mart Stores, Inc.) accounted for approximately 21%. A group of three Consumer Domestic customers accounted for approximately 25% of consolidated net sales in 2005, of which Wal-Mart accounted for approximately 18%. A group of three Consumer Domestic customers accounted for approximately 26% of consolidated net sales in 2004 of which Wal-Mart accounted for approximately 18%.

Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The 6.0% senior subordinated notes are fully and unconditionally guaranteed by Church & Dwight Co., Inc. The following information is being presented to comply with SEC Regulation S-X, Item 3-10.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental information for condensed consolidated balance sheets at December 31, 2006 and December 31, 2005, condensed consolidated income statements for the twelve months ended December 31, 2006 and December 31, 2005, and condensed consolidated statements of cash flows for the twelve-month periods ended December 31, 2006 and December 31, 2005 is summarized as follows (amounts in thousands):

Statements of Income

	For the Twelve Months Ended December 31, 2006
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$1,723,628	$381,174	$(159,141)	$1,945,661
Gross profit	606,892	154,245	—	761,137
Income before taxes	181,146	31,952	—	213,098
Net Income	118,324	20,603	—	138,927

	For the Twelve Months Ended December 31, 2005
	Company And Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$1,475,193	$348,798	$(87,485)	$1,736,506
Gross profit	502,502	134,498	—	637,000
Income before taxes	145,544	29,430	—	174,974
Net Income	102,348	20,558	—	122,906

Consolidated Balance Sheet

	December 31, 2006
	Company And Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$210,781	$358,968	$(13,679)	$556,070
Other Assets	2,011,686	112,373	(345,975)	1,778,084

Total Assets	$2,222,467	$471,341	$(359,654)	$2,334,154

Liabilities and Stockholders’ Equity

Total Current Liabilities	$224,022	$263,417	$(43,035)	$444,404
Other Liabilities	990,340	35,573	—	1,025,913
Total Stockholders’ Equity	1,008,105	172,351	(316,619)	863,837

Total Liabilities and Stockholders’ Equity	$2,222,467	$471,341	$(359,654)	$2,334,154

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2005
	Company And Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$198,221	$296,217	$—	$494,438
Other Assets	1,720,483	117,162	(369,966)	1,467,679

Total Assets	$1,918,704	$413,379	$(369,966)	$1,962,117

Liabilities and Stockholders’ Equity
Total Current Liabilities	$223,592	$246,867	$(60,749)	$409,710
Other Liabilities	817,072	38,457	—	855,529
Total Stockholders’ Equity	878,040	128,055	(309,217)	696,878

Total Liabilities and Stockholders’ Equity	$1,918,704	$413,379	$(369,966)	$1,962,117

Statements of Cash Flows

	For the Twelve Months Ended December 31, 2006
	Company and Guarantor	Non-Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by Operating Activities	$188,072	$(1,628)	$186,444
Net Cash Used in Investing Activities	(381,100)	(4,416)	(385,516)
Net Cash (Used in) Provided by Financing Activities	183,201	(5,548)	177,653
Effect of exchange rate changes on cash and cash equivalents	—	5,217	5,217

Net Change In Cash & Cash Equivalents	(9,827)	(6,375)	(16,202)
Cash and Cash Equivalents at Beginning of Year	65,920	60,758	126,678

Cash and Cash Equivalents at End of Period	$56,093	$54,383	$110,476

	For the Twelve Months Ended December 31, 2005
	Company and Guarantor	Non-Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by Operating Activities	$163,542	$26,565	$190,107
Net Cash Used in Investing Activities	(73,922)	(31,192)	(105,114)
Net Cash Provided by Financing Activities	(105,649)	4,425	(101,224)
Effect of exchange rate changes on cash and cash equivalents	—	(2,631)	(2,631)

Net Change In Cash & Cash Equivalents	(16,029)	(2,833)	(18,862)
Cash and Cash Equivalents at Beginning of Year	81,949	63,591	145,540

Cash and Cash Equivalents at End of Period	$65,920	$60,758	$126,678

18. Net Assets Held For Sale

As part of the Armkel acquisition, the Company obtained title to property and facilities in Cranbury, New Jersey, which included research facilities that were in use as well as assets that are held for sale. The Company sold the Cranbury assets held for sale during the third and fourth quarters of 2005. The Company recorded a net gain of $0.6 million from the sale of these assets. This gain was included in the Consumer Domestic segment.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2005, the Company sold its manufacturing plant in Mexico and received, net of costs to sell, approximately $2.4 million, which is included in the Consumer International segment. The new owner of the plant is manufacturing products for the Company.

19. Unaudited Quarterly Financial Information

The unaudited quarterly results of operations are prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Adjustments are of a normal, recurring nature, except as discussed in the accompanying notes. Due to rounding differences, quarterly net income per share may not add precisely to the annual amounts.

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2006
Net Sales	$442,391	$458,584	$518,578	$526,108	$1,945,661
Gross Profit	168,992	184,793	202,960	204,392	761,137
Income from Operations	72,320	66,656	68,889	44,237	252,102
Equity in Earnings of Affiliates	1,660	1,740	1,877	1,858	7,135
Net Income	39,947	36,406	38,664	23,910	138,927
Net Income per Share-Basic	$0.62	$0.56	$0.60	$0.37	$2.14
Net Income per Share-Diluted	$0.60	$0.54	$0.57	$0.36	$2.07

2005
Net Sales	$420,674	$441,815	$442,743	$431,274	$1,736,506
Gross Profit	160,237	168,901	167,530	140,332	637,000
Income from Operations	67,152	59,830	53,889	31,905	212,776
Equity in Earnings of Affiliates	1,270	1,900	709	911	4,790
Net Income	37,701	34,380	34,598	16,227	122,906
Net Income per Share-Basic	$0.60	$0.54	$0.54	$0.25	$1.92
Net Income per Share-Diluted	$0.56	$0.51	$0.51	$0.25	$1.83

2004
Net Sales	$295,991	$340,785	$420,310	$404,976	$1,462,062
Gross Profit	96,562	119,676	160,589	156,561	533,388
Income from Operations	38,460	41,428	53,401	38,464	171,753
Equity in Earnings of Affiliates	9,824	2,792	1,143	1,356	15,115
Net Income	29,906	19,573	27,401	11,928	88,808
Net Income per Share-Basic	$0.49	$0.32	$0.44	$0.19	$1.44
Net Income per Share-Diluted	$0.46	$0.30	$0.42	$0.18	$1.36

In the fourth quarter of 2006, the Company recorded impairments of intangible assets of $11.6 million. These impairments were a result of increased competitive activity.

Third quarter 2006 results of operations include a $3.3 million reduction of tax liabilities primarily as a result of the completion of a tax audit, partially offset by a partial valuation allowance of $1.5 million for one of the Company’s foreign subsidiaries.

In the first and second quarter of 2006, the Company recorded impairments of intangible assets of $1.8 million and $0.9 million, respectively. These impairments were a result of increased competitive activity.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the third and fourth quarters of 2005, the Company wrote-off $2.4 million and $2.2 million, respectively of manufacturing equipment removed from service.

During the fourth quarter of 2005, the Company recorded a restructuring charge related to the shutdown of a small consumer products manufacturing facility in Europe. The charge included the write-off of manufacturing equipment and leasehold improvements and a severance charge totaling $6.4 million. The Company also recorded asset impairment charges totaling $3.2 million at two of its SPD foreign subsidiaries as the values could not be supported by projected cash flows. The fourth quarter also includes the write-off of deferred financing costs of $1.2 million associated with the refinancing of the Company’s Term Loan B.

Fourth quarter 2004 results of operations include a $1.8 million write off of manufacturing equipment that was removed from service, and a $14.9 million charge for net loss on early extinguishment of debt associated with refinancing the Company’s subordinated notes.

Third quarter 2004 results of operations include an $6.1 million accounting charge relating to the step-up of opening inventory values associated with the Armkel acquisition.

Second quarter 2004 results of operations include an $8.0 million charge for the early extinguishment of debt associated with refinancing its bank debt to effect the Armkel acquisition and a $4.1 million accounting charge related to the step-up of opening inventory that was associated with the Armkel acquisition.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements and Schedules

The following Consolidated Financial Statements included in Item 8 of this Form 10-K:

(a) 3. Exhibits

Unless otherwise noted, the file number for all Company filings with the Securities and Exchange Commission referenced below is 1-10585.

(2)	Asset Purchase Agreement, dated as of July 14, 2006, by and between Orange Glo International, Inc. and Church & Dwight Co., Inc. incorportated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 20, 2006.

(3)	(a)	Restated Certificate of Incorporation as amended through May 9, 2005 incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

	(b)	By-laws of the Company as amended - incorporated by reference to Exhibit 3.1 to the Company’s current report on through January 31, 2001 incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003.

(4)	(a)	Indenture, dated August 11, 2003, by and between the Registrant and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-3 (Registration No. 333-109048). Includes form of the Company’s 5.25% Convertible Senior Debenture.

	(b)	Indenture, dated December 22, 2004, by and between Church & Dwight Co., Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K dated December 27, 2004. Includes form of the Company’s 6% Senior Subordinated Notes.

(10)	(a)	Purchase and Sale Agreement, dated January 16, 2003, by and between Church & Dwight Co., Inc. and Harrison Street Funding LLC, incorporated by reference to Exhibit 5.1 to the Company’s current report on Form 8-K filed on January 30, 2003.

	(c)	Receivables Purchase Agreement, dated January 16, 2003, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 5.2 to the Company’s current report on Form 8-K filed on January 30, 2003.

	(d)	First Amendment to the Receivables Purchase Agreement, dated September 26, 2003, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(c) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

	(e)	Second Amendment to the Receivables Purchase Agreement, dated July 20, 2004, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(e) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	(f)	Amended and Restated Credit Agreement, dated December 23, 2005, by and between Church & Dwight Co., Inc., several banks and other financial institutions, The Bank of Nova Scotia, Bank of America, N.A. and National City Bank, each as a documentation agent, Citicorp North America, Inc., as syndication agent, and J.P. Morgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on January 9, 2006.

•	(g)	Amendment, dated August 17, 2006, to the Amended and Restated Credit Agreement, dated December 23, 2005, by and between Church & Dwight Co., Inc. and The Bank of Nova Scotia, Bank of America, N.A. and National City Bank, each as a documentation agent, Citicorp North America, Inc. as syndication agent, and J.P. Morgan Chase Bank, N.A., as administrative agent.

	*(h)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, incorporated herein by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 1997.

	*(i)	Deferred Compensation Plan for Directors.

	*(j)	The Stock Option Plan for Directors.

	*(k)	Compensation Plan for Directors, amended and restated effective January 1, 2005.

	*(l)	The Church & Dwight Co., Inc. Stock Award Plan, incorporated by reference to the Company’s definitive Proxy Statement dated April 3, 2003.

	*(m)	Employment Agreement, dated January 16, 2006, by and between Church & Dwight Co., Inc. and Bruce F. Fleming incorporated by reference to Exhibit 10 of the Company’s current report on Form 8-K dated January 23, 2006.

	*(n)	Employment Agreement, dated June 11, 2004, by and between Church & Dwight Co., Inc. and James R. Craigie incorporated by reference to an Exhibit 10(s) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*(o)	Employment Agreement, dated June 16, 2003, by and between Church & Dwight Co., Inc. and Susan E. Goldy incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended June 27, 2003.

	*(p)	Employment Agreement, dated June 1, 2002, by and between Armkel, LLC and Adrian Huns incorporated by reference to an Exhibit 10(u) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*(q)	Employment Agreement, dated January 3, 2002, by and between Church & Dwight Co., Inc. and Joseph A. Sipia, Jr. incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

	*(r)	Employment Agreement, dated July 16, 2004, by and between Church & Dwight Co., Inc. and Louis H. Tursi incorporated by reference to an Exhibit 10(w) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

•	(s)	Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell.

	•	(t) Form of Change in Control and Severance Agreement, by and between Church & Dwight Co., Inc. and each of the Company’s executive officers. A description of the agreement, including exceptions to the form of agreement, incorporated by reference to the Company’s current report on Form 8-K dated March 31, 2006.
•	(11)	Computation of earnings per share.

•	(12)	Computation of ratios of earnings to fixed charges.

•	(21)	List of the Company’s subsidiaries.

•	(23.1)	Consent of Independent Registered Public Accounting Firm.

•	(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of Church & Dwight Co., Inc. pursuant to Rule13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of Church & Dwight Co., Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2007.

CHURCH & DWIGHT CO., INC.

By:	/s/ JAMES R. CRAIGIE
James R. Craigie
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. ROSIE ALBRIGHT T. Rosie Albright	Director	February 23, 2007

/s/ JAMES R. CRAIGIE James R. Craigie	President, Chief Executive Officer and Director	February 23, 2007

/s/ ROBERT A. DAVIES, III Robert A. Davies, III	Chairman	February 23, 2007

/s/ ROSINA B. DIXON Rosina B. Dixon	Director	February 23, 2007

/s/ J. RICHARD LEAMAN, JR. J. Richard Leaman, Jr.	Director	February 23, 2007

/s/ BRADLEY C. IRWIN Bradley C. Irwin	Director	February 23, 2007

/s/ ROBERT D. LEBLANC Robert D. LeBlanc	Director	February 23, 2007

/s/ ROBERT A. MCCABE Robert A. McCabe	Director	February 23, 2007

/s/ DWIGHT C. MINTON Dwight C. Minton	Director	February 23, 2007

/s/ LIONEL L. NOWELL, III Lionel L. Nowell	Director	February 23, 2007

/s/ RAVI K. SALIGRAM Ravi K. Saligram	Director	February 23, 2007

/s/ JOHN O. WHITNEY John O. Whitney	Director	February 23, 2007

/s/ MATTHEW T. FARRELL Matthew T. Farrell	Vice President Finance and Chief Financial Officer (Principal Financial Officer)	February 23, 2007

/s/ GARY P. HALKER Gary P. Halker	Vice President Finance and Treasurer (Principal Accounting Officer)	February 23, 2007

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

(In thousands)

		Additions		Deductions
	Beginning Balance	Charged to Expenses	Acquired	Amounts Written Off	F/X	Ending Balance
Allowance for Doubtful Accounts
2006	$1,826	$1,152	$395	$(1,181)	$66	$2,258
2005	1,171	1,252	—	(525)	(72)	1,826
2004	1,969	(1,198)	1,450	(1,130)	80	1,171

Allowance for Cash Discounts
2006	$3,578	$33,696	$484	$(33,927)	$7	$3,838
2005	3,143	31,056	—	(30,634)	13	3,578
2004	2,702	26,841	1,234	(27,657)	23	3,143

Sales Returns and Allowances
2006	$11,581	$38,767	$402	$(38,216)	$(6)	$12,528
2005	12,934	35,974	—	(37,347)	20	11,581
2004	5,992	27,364	2,586	(23,027)	19	12,934