Form 10-Q
period 2007-03-30
CHURCH & DWIGHT CO INC /DE/
filed 2007-05-08
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

As of May 3, 2007, there were 65,790,230 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 30, 2007	March 31, 2006
Net Sales	$514,335	$442,391
Cost of sales	314,459	273,399

Gross Profit	199,876	168,992
Marketing expense	45,852	33,324
Selling, general and administrative expenses	71,881	63,348

Income from Operations	82,143	72,320
Equity in earnings of affiliates	2,260	1,660
Investment earnings	1,633	1,342
Other income (expense), net	(414)	2,220
Interest expense	(15,201)	(11,289)

Income before minority interest and income taxes	70,421	66,253
Minority interest	(5)	—

Income before income taxes	70,426	66,253
Income taxes	25,327	26,306

Net Income	$45,099	$39,947

Weighted average shares outstanding—Basic	65,570	64,478

Weighted average shares outstanding—Diluted	70,024	68,549

Net income per share—Basic	$0.69	$0.62

Net income per share—Diluted	$0.66	$0.60

Dividends Per Share	$0.07	$0.06

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)	March 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$107,738	$110,476
Accounts receivable, less allowances of $3,106 and $2,258	229,708	231,403
Inventories	214,448	194,900
Deferred income taxes	8,665	9,410
Note receivable – current	1,263	—
Net assets held for sale	3,413	—
Prepaid expenses	12,142	9,881

Total Current Assets	577,377	556,070

Property, Plant and Equipment (Net)	337,025	340,484
Note Receivable	3,707	5,226
Equity Investment in Affiliates	11,047	10,394
Long-term Supply Contracts	3,110	3,307
Tradenames and Other Intangibles	674,936	679,287
Goodwill	688,514	686,301
Other Assets	64,955	53,085

Total Assets	$2,360,671	$2,334,154

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$115,350	$102,267
Accounts payable and accrued expenses	260,620	290,546
Current portion of long-term debt	35,705	38,144
Income taxes payable	13,083	13,447

Total Current Liabilities	424,758	444,404
Long-term Debt	755,827	792,925
Deferred Income Taxes	137,827	134,269
Other Long Term Liabilities	69,262	46,763
Pension, Postretirement and Postemployment Benefits	50,960	51,639
Minority Interest	230	317

Total Liabilities	1,438,864	1,470,317

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value
Authorized 150,000,000 shares, issued 69,991,482 shares	69,991	69,991
Additional paid-in capital	101,472	90,399
Retained earnings	783,104	740,130
Accumulated other comprehensive income	13,132	12,153

	967,699	912,673
Common stock in treasury, at cost:
4,222,251 shares in 2007 and 4,630,388 shares in 2006	(45,892)	(48,836)

Total Stockholders’ Equity	921,807	863,837

Total Liabilities and Stockholders’ Equity	$2,360,671	$2,334,154

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended
(Dollars in thousands)	March 30, 2007	March 31, 2006
Cash Flow From Operating Activities
Net Income	$45,099	$39,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,614	12,484
Equity in earnings of affiliates	(2,260)	(1,660)
Distributions from unconsolidated affiliates	1,461	1,516
Deferred income taxes	4,096	3,519
Asset impairment charges and other asset write-offs	595	2,689
Non cash compensation expense	2,819	2,109
Unrealized foreign exchange (gain) loss	176	(824)
Other	—	(1,305)
Change in assets and liabilities:
Accounts receivable	2,183	(82)
Inventories	(20,176)	(23,849)
Prepaid expenses	(2,217)	1,344
Accounts payable and accrued expenses	(30,556)	(28,452)
Income taxes payable	14,546	5,922
Excess tax benefit on stock options exercised	(3,837)	(1,876)
Other liabilities	3,057	2,090

Net Cash Provided By Operating Activities	29,600	13,572

Cash Flow From Investing Activities
Additions to property, plant and equipment	(11,294)	(10,556)
Acquisitions (net of cash acquired)	(181)	(385)
Return of capital from equity affiliates	150	100
Proceeds from note receivable	—	1,150
Contingent acquisition payments	(370)	(580)
Other	152	(686)

Net Cash Used In Investing Activities	(11,543)	(10,957)

Cash Flow From Financing Activities
Long-term debt repayment	(39,537)	(15,455)
Short-term debt borrowings—net	15,011	6,858
Bank overdrafts	(1,939)	2,026
Proceeds from stock options exercised	6,445	2,297
Excess tax benefit on stock options exercised	3,837	1,876
Payment of cash dividends	(4,584)	(3,870)
Deferred financing costs	—	(44)

Net Cash Used In Financing Activities	(20,767)	(6,312)
Effect of exchange rate changes on cash and cash equivalents	(28)	60

Net Change in Cash and Cash Equivalents	(2,738)	(3,637)
Cash and Cash Equivalents at Beginning Of Period	110,476	126,678

Cash and Cash Equivalents at End Of Period	$107,738	$123,041

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

	Three Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION (Dollars in thousands)	March 30, 2007	March 31, 2006

Cash paid during the three months for:
Interest (net of amounts capitalized)	$12,424	$8,806

Income taxes	$4,369	$17,183

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$686	$2,555

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 30, 2007

(Unaudited)

	Number of Shares		Amounts
(in thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
December 31, 2006	69,991	(4,630)	$69,991	$(48,836)	$90,399	$740,130	$12,153
Net income	—	—	—	—	—	45,099	—	$45,099
Translation adjustments	—	—	—	—	—	—	1,055	1,055
Defined pension and postretirement benefits	—	—	—	—	—	—	(3)	(3)
Interest rate agreements							(73)	(73)

Comprehensive income	—	—	—	—	—	—	—	$46,078

FIN No. 48 adoption adjustment	—	—	—	—	—	2,459	—
Cash dividends	—	—	—	—	—	(4,584)	—
Stock based compensation expense and stock option plan transactions	—	405	—	2,920	10,856	—	—
Other stock issuances	—	3	—	24	217	—	—

March 30, 2007	69,991	(4,222)	$69,991	$(45,892)	$101,472	$783,104	$13,132

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated balance sheet as of March 30, 2007, the condensed consolidated statements of income and cash flow for the three months ended March 30, 2007 and March 31, 2006, and the stockholders’ equity statement for the three months ended March 30, 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 30, 2007 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the periods ended March 30, 2007 are not necessarily indicative of the operating results for the full year.

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

The Company incurred research & development expenses in the first quarter of 2007 and 2006 of $10.3 million and $9.4 million, respectively. These expenses are included in selling, general and administrative expenses.

2. Recently Adopted Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, declassification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company has adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $18.4 million, which is recorded in other long-term liabilities. As a result of the implementation of FIN 48, the Company recognized an $8.3 million increase in the liability for unrecognized tax benefits which was accounted for as follows:

(In millions)
Increase in net deferred tax assets	$9.6
Increase in noncurrent receivables	2.4
Increase in retained earnings (cumulative effect)	(2.5)
Increase in noncurrent accrued interest payables	(1.2)

Increase in liability for unrecongnized tax benefits	$8.3

Included in the balance of unrecognized tax benefits at January 1, 2007, is $6.9 million of tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.

The Company is subject to U.S. federal income tax as well as the income tax in multiple state and foreign jurisdictions. All U.S. federal income tax examinations of the Company for the years through 2003 have been effectively concluded. Presently, the Company has not been contacted by the Internal Revenue Service for an examination of its income tax returns subsequent to this date. Substantially all material state, local and foreign income tax matters have been effectively concluded for years through 2000.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company changed its policy for recording interest on certain unrecognized tax benefits from tax expense to interest expense. During the three months ended March 30, 2007, the Company recognized approximately $0.5 million in interest and tax expenses associated with uncertain tax positions.

3. Inventories consist of the following:

(In thousands)	March 30, 2007	December 31, 2006
Raw materials and supplies	$57,019	$48,193
Work in process	11,388	10,706
Finished goods	146,041	136,001

	$214,448	$194,900

4. Property, Plant and Equipment consist of the following:

(In thousands)	March 30, 2007	December 31, 2006
Land	$10,843	$13,463
Buildings and improvements	142,326	143,503
Machinery and equipment	403,046	399,730
Office equipment and other assets	37,614	38,254
Software	28,937	28,479
Mineral rights	1,287	1,241
Construction in progress	19,785	14,100

	643,838	638,770
Less accumulated depreciation and amortization	306,813	298,286

Net Property, Plant and Equipment	$337,025	$340,484

Depreciation and amortization of property, plant and equipment amounted to $9.4 million and $9.0 million for the three months ended March 30, 2007 and March 31, 2006, respectively. Interest charges in the amount of $0.2 million and $0.1 million were capitalized in connection with construction projects for the three months ended March 30, 2007 and March 31, 2006, respectively. See Note 14 for changes to property, plant and equipment due to net assets held for sale in Canada.

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

	Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006
Basic	65,570	64,478
Dilutive effect of stock options	1,228	845
Dilutive effect of convertible debentures	3,226	3,226

Diluted	70,024	68,549

Anti-dilutive stock options outstanding	108	625

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation

A summary of option activity during the three months ended March 30, 2007 is as follows:

	Options (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	4,579	$25.61
Granted	—	—
Exercised	(405)	15.92
Cancelled	(13)	33.22

Outstanding at March 30, 2007	4,161	$26.50	6.2	$99,230

Exercisable at March 30, 2007	1,931	$18.34	4.3	$61,809

The total intrinsic value of options exercised during the first quarter of 2007 and 2006 was $12.3 million and $5.2 million, respectively. During the first quarter of 2007, there were no modifications made to any options outstanding. Stock compensation expense in the first quarter of 2007 was $2.8 million as compared to $2.1 million in the same period of 2006.

7. Acquisitions

Orange Glo International, Inc.

On August 7, 2006, the Company acquired substantially all of the net assets of Orange Glo International, Inc. (“OGI”), including laundry and cleaning products such as OXICLEAN, a premium-priced laundry pre-wash additive, KABOOM bathroom cleaner and ORANGE GLO household cleaner. The purchase price was $325.4 million, plus fees of approximately $4.4 million, which was financed through a $250.0 million addition to the Company’s existing bank credit facility and available cash. Assets acquired at the purchase date include intellectual property, permits, contracts, equipment, and books and records. The Company allocated a significant portion of the purchase price to intangibles based upon a preliminary valuation. The Company expects to finalize the valuation in the second quarter of 2007. The Company has completed the order processing, logistics and accounting phases of integrating the business and will transfer the manufacturing of certain products to its existing plants during the second half of 2007.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill and Other Intangible Assets

The following table provides information related to the carrying value of all intangible assets:

(In thousands)	March 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Tradenames	$106,677	$(25,769)	$80,908	$86,606	$(24,000)	$62,606
Customer Relationships	130,526	(7,985)	122,541	130,526	(6,087)	124,439
Patents/Formulas	27,220	(9,444)	17,776	27,220	(8,653)	18,567
Non Compete Agreement	1,143	(611)	532	1,143	(583)	560

Total	$265,566	$(43,809)	$221,757	$245,495	$(39,323)	$206,172

Unamortized intangible assets-carrying value
Tradenames	$453,179			$473,115

Intangible amortization expense amounted to $4.5 million for the first three months of 2007 and $2.9 million for the same period of 2006. The Company’s estimated intangible amortization will be approximately $18.2 million in each of 2008 and 2009, approximately $17.0 million in 2010 and 2011, and approximately $16.5 in 2012.

As a result of an impairment test performed during the fourth quarter of 2006, the Company reassessed the estimated lives of certain Consumer Domestic personal care tradenames and determined that they should be re-characterized from indefinite lived to finite lived assets. The carrying values of these tradenames as of December 31, 2006 was approximately $20.1 million and are being amortized over lives ranging from 3-15 years starting January 1, 2007.

The changes in the carrying amount of goodwill for the three months ended March 30, 2007 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty	Total
Balance December 31, 2006	$630,489	$33,224	$22,588	$686,301
Goodwill associated with the OGI acquisition (1)	1,881	—	—	1,881
Additional Unilever contingent consideration	322	—	—	322
Other	10	—	—	10

Balance March 30, 2007	$632,702	$33,224	$22,588	$688,514

(1)	Changes in the carrying amount of goodwill associated with the OGI acquisition reflect an increase of $1.7 million for tangible asset valuation adjustments and $0.2 million in fees associated with the purchase.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Short-term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)	March 30, 2007	December 31, 2006
Short-term borrowings
Securitization of accounts receivable due in April 2007	$115,000	$100,000
Various debt due to Brazilian banks	310	288
Bank overdraft debt	40	1,979

Total short-term borrowings	$115,350	$102,267

Long-term debt
Tranche A term loan facility	$230,590	$253,141
Incremental tranche A term loan facility	210,943	$227,928
Amount due 2007 $ 26,779
Amount due 2008 $ 35,705
Amount due 2009 $ 60,592
Amount due 2010 $ 158,898
Amount due 2011 $ 70,314
Amount due 2012 $ 89,245
Convertible debentures due on August 15, 2033	99,999	100,000
Senior subordinated notes (6%) due December 22, 2012	250,000	250,000

Total long-term debt	791,532	831,069
Less: current maturities	35,705	38,144

Net long-term debt	$755,827	$792,925

The long-term debt principal payments required to be made are as follows:

(In thousands)
Due by March 31, 2008	$35,705
Due by March 31, 2009	41,927
Due by March 31, 2010	82,368
Due by March 31, 2011	135,496
Due by March 31, 2012	86,541
Due April 1, 2013 and subsequent	409,495

	$791,532

During the first quarter of 2007, the Company paid approximately $39.5 million of its Tranche A term loan, of which $30.0 million were voluntary payments. Additionally, the securitization of accounts receivable was increased by $15.0 million due to the accounts receivable activity generated from the OGI acquisition. The proceeds from this transaction were used to pay down the Company’s long term debt as the interest rates under this loan agreement are favorable.

In April 2007, the accounts receivable securitization facility was renewed with similar terms to the facility previously in place and with a new maturity date of April 2008.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Comprehensive Income

The following table provides information relating to the Company’s comprehensive income for the three months ended March 30, 2007 and March 31, 2006:

	Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006
Net Income	$45,099	$39,947
Other Comprehensive Income, Net of Tax:
Foreign Exchange Translation Adjustments	1,055	1,785
Interest Rate Hedge Agreements	(73)	—
Defined Pension and Postretirement Benefits	(3)	—

Comprehensive Income	$46,078	$41,732

11. Pension and Postretirement Plans

The following table discloses the net periodic benefit cost for the Company’s pension and postretirement plans for the three months ended March 30, 2007 and March 31, 2006.

	Pension Costs Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006
Components of Net Periodic Benefit Cost:
Service cost	$626	$564
Interest cost	1,708	1,634
Expected return on plan assets	(1,856)	(1,594)
Amortization of transition obligation	3	—
Recognized actuarial loss	51	23

Net periodic benefit cost	$532	$627

	Postretirement Costs Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006
Components of Net Periodic Benefit Cost:
Service cost	$182	$128
Interest cost	354	300
Amortization of prior service cost	10	21
Recognized actuarial (gain) or loss	5	4

Net periodic benefit cost	$551	$453

The Company made cash contributions of approximately $2.1 million to its pension plans during the first quarter of 2007. The Company estimates it will be required to make total cash contributions to its pension plans of approximately $9.2 million in 2007.

12. Commitments, contingencies and guarantees

a.	In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits owned by each of the two partners in Wyoming. The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons, at the prevailing market price. The Company is not engaged in any other material transactions with the partnership or the Company’s partner.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

b.	On October 26, 2005, a New Jersey state court jury rendered a $15.0 million verdict against the Company. The verdict followed a trial involving a claim against the Company by Andes Trading de Mexico S.A., alleging that the Company breached a purported agreement granting the plaintiff exclusive distribution rights in Mexico with respect to the Company’s consumer products. Shortly after the verdict was rendered, the Company filed a motion for a new trial and for remittitur of the verdict. On December 9, 2005, the court granted the motion in part and denied it in part. The court reduced the damages to $9.8 million which was accrued for in 2005, but did not grant the Company’s request for new trial. Subsequent to the court’s ruling, the Company and the plaintiff each appealed the ruling. The New Jersey Superior Court, Appellate Division heard oral arguments on the appeal on December 6, 2006. In March 2007, the appeals court decided not to reverse the lower court’s verdict. The Company chose not to appeal the decision of the appeals court and, on April 11, 2007, paid $10.4 million to settle this claim, including accrued interest.

c.	The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The FDA issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. The Company filed a response recommending alternative labeling to the FDA. While awaiting further FDA guidance, the Company has implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9 and has launched a public information campaign to communicate these messages to the affected communities. The Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the draft guidance and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

d.	The Company has commitments to acquire approximately $90.3 million of raw material, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders/requirements.

e.	The Company has $6.6 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as finished goods inventory, insurance claims and one year of rent on a warehouse in the event of the Company’s insolvency.

f.	In connection with the acquisition of Unilever’s oral care brands in the United States and Canada, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the October 2003 acquisition. The Company made cash payments of $0.4 million, and accrued a payment of $0.3 million in the first quarter of 2007. The payment and accrual were accounted for as additional purchase price. The Company has paid approximately $7.1 million in additional performance-based payments since the acquisition.

g.	During the fourth quarter of 2006, the Company sold its Chicago plant at a price equivalent to the plant’s net book value. In conjunction with the sale, the Company entered into a seven year supply agreement with the purchaser for production of powder detergent at the plant. The supply agreement guarantees the purchaser a minimum annual production volume. If the annual production volume falls below the minimum, the Company is obligated to pay a shortfall penalty. This penalty is capped at $2.0 million over the life of the contract. As a result, the Company recorded a $1.3 million charge in the fourth quarter of 2006 which equates to the net present value of this penalty as the Company believes it is probable that it will not meet the minimum production levels in each year of the contract.

h.	The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Related Party Transactions

The Company divested the USA Detergents non-laundry business and other non-core assets to former USA Detergents executives in connection with its acquisition of USA Detergents in 2001. The Company has a $0.6 million ownership interest in the business operated by the former USA Detergents’ executives, known as USA Detergents (“USAD)”. The Company has been supplying USAD with certain laundry and cleaning products at cost plus a mark-up, and USAD had the exclusive rights to sell these products in Canada. In addition, the Company leases office and laboratory space to USAD under a separate agreement.

During the three months ended March 30, 2007 and March 31, 2006, the Company sold $1.6 and $4.4 million, respectively, of laundry and cleaning products to USAD. Furthermore, the Company billed USAD $0.1 million for leased space. As of March 30, 2007 and March 31, 2006, the Company had outstanding accounts receivable from USAD of $2.4 and $3.3 million, respectively.

For the three months ended March 30, 2007 and March 31, 2006, the Company invoiced Armand Products Company (“Armand)”, which is 50% owned by the Company, $0.4 and $0.4 million, respectively, for administration and management oversight services (which was recorded as a reduction of selling, general and administrative expenses). Sales of Armand products to the Company over the same periods were $1.9 and $2.4 million, respectively. As of March 30, 2007 and March 31, 2006, the Company had outstanding accounts receivable from Armand of $0.7 and $1.1 million, respectively. Also, the Company had outstanding accounts payable to Armand of $0.6 and $0.8 million as of March 30, 2007 and March 31, 2006, respectively.

For the three months ended March 30, 2007 and March 31, 2006, the Company invoiced the ArmaKleen Company, (“ArmaKleen”), which is 50% owned by the Company, $0.7 and $0.7 million, respectively, for administration and management oversight services (which was recorded as a reduction of selling, general and administrative expenses). Sales of inventory to ArmaKleen over the same periods were $1.4 and $1.4 million, respectively. As of March 30, 2007 and March 31, 2006, the Company had outstanding accounts receivable from ArmaKleen of $1.0 and $1.1 million, respectively.

14. Net Assets Held for Sale

On March 2, 2007, the Company signed an agreement to sell certain property owned by its Canadian subsidiary that has a net book value of $3.4 million. The value expected to be received for the property, net of costs to sell, is approximately $6.4 million, which will be allocated to the Consumer International segment. The Company anticipates closing on the sale of this property in the third quarter of 2007.

15. Segment Information

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

The Company had 50 percent ownership interests in Armand, ArmaKleen and Esseco U.K. LLP (“Esseco”) as of March 30, 2007. Since the Company did not control these entities as of March 30, 2007, they were accounted for under the equity method in the consolidated financial statements of the Company. The equity earnings of Armand, ArmaKleen and Esseco are included in Corporate.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment sales and income before taxes and minority interest for the first quarter of 2007 and 2006 are as follows:

(in thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales
First Quarter 2007	$372,358	$84,215	$57,762	$—	$514,335
First Quarter 2006	314,035	72,803	55,553	—	442,391

Income before Minority Interest and Income Taxes(1)
First Quarter 2007	$53,099	$10,535	$4,527	$2,260	$70,421
First Quarter 2006	53,320	7,231	4,042	1,660	66,253

(1)	In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit. Corporate consists of earnings in equity affiliates.

The following table discloses product line revenues from external customers for the three months ended March 30, 2007 and March 31, 2006.

	Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006
Household Products	$238,902	$183,820
Personal Care Products	133,456	130,215

Total Consumer Domestic	372,358	314,035

Total Consumer International	84,215	72,803

Total SPD	57,762	55,553

Total Consolidated Net Sales	$514,335	$442,391

Household Products include deodorizing and cleaning products and laundry products. Personal Care Products include condoms, pregnancy kits, oral care and skin care products.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The Company’s 6% senior subordinated notes are fully and unconditionally guaranteed by Church & Dwight Co., Inc. and certain domestic subsidiaries of the Company on a joint and several basis. The following information is presented in response to Item 3-10 of Regulation S-X, promulgated by the Securities and Exchange Commission.

Supplemental information for the condensed consolidated balance sheets at March 30, 2007 and December 31, 2006, and the condensed consolidated income statements and condensed consolidated statements of cash flows for the three months ended March 30, 2007 and March 31, 2006 are summarized as follows (amounts in thousands):

Statements of Income

	For the Three Months Ended March 30, 2007
	Company And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$458,060	$98,837	$(42,562)	$514,335
Gross profit	159,246	40,630	—	199,876
Income before income taxes	54,158	16,268	—	70,426
Net Income	34,449	10,650	—	45,099

	For the Three Months Ended March 31, 2006
	Company And Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$397,965	$86,029	$(41,603)	$442,391
Gross profit	136,190	32,802	—	168,992
Income before income taxes	57,868	8,385	—	66,253
Net Income	33,633	6,314	—	39,947

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheet

	March 30, 2007
	Company And Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$221,647	$355,730	$—	$577,377
Other Assets	2,020,214	97,434	(334,354)	1,783,294

Total Assets	$2,241,861	$453,164	$(334,354)	$2,360,671

Liabilities and Stockholders’ Equity

Total Current Liabilities	$208,345	$245,995	$(29,582)	$424,758
Other Liabilities	979,143	34,963	—	1,014,106
Total Stockholders’ Equity	1,054,373	172,206	(304,772)	921,807

Total Liabilities and Stockholders’ Equity	$2,241,861	$453,164	$(334,354)	$2,360,671

	December 31, 2006
	Company And Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$210,781	$358,968	$(13,679)	$556,070
Other Assets	2,011,686	112,373	(345,975)	1,778,084

Total Assets	$2,222,467	$471,341	$(359,654)	$2,334,154

Liabilities and Stockholders’ Equity

Total Current Liabilities	$224,022	$263,417	$(43,035)	$444,404
Other Liabilities	990,340	35,573	—	1,025,913
Total Stockholders’ Equity	1,008,105	172,351	(316,619)	863,837

Total Liabilities and Stockholders’ Equity	$2,222,467	$471,341	$(359,654)	$2,334,154

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Cash Flows

	For the Three Months Ended March 30, 2007
	Company And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$48,227	$(18,627)	$29,600
Net Cash Used in Investing Activities	(10,280)	(1,263)	(11,543)
Net Cash Provided by (Used in) Financing Activities	(35,818)	15,051	(20,767)
Effect of exchange rate changes on cash and cash equivalents	—	(28)	(28)

Net Change In Cash & Cash Equivalents	2,129	(4,867)	(2,738)
Cash and Cash Equivalents at Beginning of Year	56,093	54,383	110,476

Cash and Cash Equivalents at End of Period	$58,222	$49,516	$107,738

	For the Three Months Ended March 31, 2006
	Company And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$21,942	$(8,370)	$13,572
Net Cash Used in Investing Activities	(10,168)	(789)	(10,957)
Net Cash (Used in) Provided by Financing Activities	(13,572)	7,260	(6,312)
Effect of exchange rate changes on cash and cash equivalents	—	60	60

Net Change In Cash & Cash Equivalents	(1,798)	(1,839)	(3,637)
Cash and Cash Equivalents at Beginning of Year	65,920	60,758	126,678

Cash and Cash Equivalents at End of Period	$64,122	$58,919	$123,041

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated Results

Net Sales

Net Sales for the quarter ended March 30, 2007 were $514.3 million, $71.9 million or 16.3% above last year’s first quarter. Included in the 2007 results are $57.1 million associated with the business acquired by the Company from Orange Glo International, Inc. during the third quarter of 2006 (the “OGI Business”), and $3.9 million resulting from favorable foreign exchange rates. The quarterly results were also higher compared to the first quarter of 2006 because SPINBRUSH business revenues were not included in net sales during the first quarter of 2006. Following the acquisition of the SPINBRUSH business and during the transition period prior to April 1, 2006, the seller of the SPINBRUSH business maintained responsibility for sales and other functions in the U.S., Canada and the U.K; therefore, the Company accounted for the net cash received as other revenue. The Company assumed responsibility for all SPINBRUSH functions in the U.S., Canada and the U.K. on April 1, 2006, and has recognized the gross amount of sales and expenses from the SPINBRUSH business for the U.S. and foreign locations since that date. Increases in net sales for the quarter ended March 30, 2007 were partially offset by higher slotting and consumer promotion costs.

Operating Costs

The Company’s gross profit was $199.9 million during the quarter ended March 30, 2007, a $30.9 million increase as compared to the same period in 2006. The Company’s gross margin increased 70 basis points to 38.9%. The increase in gross margin reflects the benefits of price increases taken in the first half of 2006, the higher margins of the acquired OGI business, and cost reduction programs which serve to offset continuing price increases for resins, corrugated paper, and certain other raw materials.

Marketing expenses in the first quarter of 2007 were $45.9 million, an increase of $12.5 million as compared to the same period last year. Contributing to the increase were expenses in support of the OGI business product lines and an increase in expenses for certain personal care products. The Company anticipates increasing its second quarter 2007 marketing expense as compared to the first quarter of 2007 in support of new product launches and continued support of its existing products.

Selling, general and administrative expenses (“SG&A”) of $71.9 million in the first quarter of 2007 increased $8.5 million or 13.5% as compared to last year. The increase is primarily due to costs associated with the OGI business, higher stock-based compensation expense, the effect of foreign exchange rates and an increase in legal expenses. SG&A in the first quarter of 2006 included the impact of a $1.8 million intangible asset impairment charge.

Other Income and Expenses

Equity in earnings of affiliates increased by $0.6 million in the first quarter of 2007 as compared to the same period in 2006 as a result of the inclusion of the Esseco joint venture, which was formed during the second quarter of 2006, and improved profitability of Armand Products due to higher sales and lower manufacturing costs.

Other income/expense in the first quarter of 2007 consists primarily of foreign exchange losses. Other income/expense in the first quarter of 2006 primarily includes the fair market value of common stock the Company received in connection with the demutualization of an insurance company in which the Company was the policyholder of a guaranteed annuity contract associated with a defined benefit plan, and foreign exchange gains related to intercompany loans between the Company’s subsidiaries.

Interest expense in the first quarter of 2007 increased $3.9 million as compared to the same period in 2006 as a result of the increase in debt to fund the OGI acquisition and higher interest rates. Investment earnings increased $0.3 million as a result of higher interest rates and higher cash available for investment.

Taxation

The effective tax rate for the first quarter of 2007 was 36.0% as compared to 39.7% for the same period last year. Last year’s tax rate was negatively impacted by approximately $1.8 million as a result of the expiration of the research and development tax credit on December 31, 2005, which was reinstated in the fourth quarter of 2006.

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

The Company had 50 percent ownership interests in Armand Products Company (“Armand”), The ArmaKleen Company (“Armakleen”), and Esseco U.K. LLP (“Esseco”) as of December 31, 2006. Since the Company did not control these entities as of December 31, 2006, they were accounted for under the equity method in the consolidated financial statements of the Company. The equity earnings of Armand, ArmaKleen and Esseco are included in Corporate.

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

Segment sales and income before taxes and minority interest for the first quarter of 2007 and 2006 are as follows:

(in thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales
First Quarter 2007	$372,358	$84,215	$57,762	$—	$514,335
First Quarter 2006	314,035	72,803	55,553	—	442,391

Income before Minority Interest and Income Taxes(1)
First Quarter 2007	$53,099	$10,535	$4,527	$2,260	$70,421
First Quarter 2006	53,320	7,231	4,042	1,660	66,253

(1)	In determining Income before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit.

Product line revenues for external customers for the three months ended March 30, 2007 and March 31, 2006 were as follows:

	Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006
Household Products	$238,902	$183,820
Personal Care Products	133,456	130,215

Total Consumer Domestic	372,358	314,035
Total Consumer International	84,215	72,803
Total SPD	57,762	55,553

Total Consolidated Net Sales	$514,335	$442,391

Consumer Domestic

Consumer Domestic net sales in the first quarter were $372.4 million, a $58.3 million or 19% increase over the first quarter of 2006 net sales of $314.0 million, primarily due to the addition of the OGI business. Sales of XTRA liquid laundry detergent, ARM & HAMMER SUPER SCOOP cat litter, and ARM & HAMMER baking soda were all higher than last year. These increases were offset by lower ARM & HAMMER laundry detergent, toothpaste and antiperspirant sales.

Consumer Domestic Income before Minority Interest and Income Taxes for the first quarter decreased by $0.2 million to $53.1 million. Profits resulting from the acquisition of the OGI business were offset by higher marketing costs on pre-existing products, higher SG&A expenses, and higher interest expenses resulting from the acquisition of the OGI business.

Consumer International

Consumer International net sales were $84.2 million in the first quarter of 2007, an increase of $11.4 million or 15.7% as compared to the first quarter of 2006. Of the 15.7% increase, approximately 10% is associated with the OGI and SPINBRUSH acquisitions, 5% is associated with favorable foreign exchange rates and the balance is associated with higher sales of oral care products in the UK, skin care products in Australia, and personal care products in Canada.

Consumer International Income before Minority Interest and Income Taxes was $10.5 million in the first quarter of 2007, a $3.3 million increase as compared to the first quarter of 2006. The increase is a result of higher profits associated with the sales in the UK and Australia, and a favorable product mix in Canada (including more personal care product sales and less laundry sales), and the contribution from the acquired OGI business. Also contributing to the higher income in 2007 was an intangible asset impairment charge in the first quarter of 2006.

Specialty Products (SPD)

Specialty Products net sales were $57.8 million in the first quarter of 2007, an increase of $2.2 million or 4.0% as compared to the first quarter of 2006. The increase is primarily due to higher sales in Brazil, higher sales of specialty chemical products and favorable foreign exchange rates, partially offset by lower animal nutrition product sales.

Specialty Products Income before Minority Interest and Income Taxes was $4.5 million in the first quarter of 2007, an increase of $0.5 million as compared to the first quarter of 2006, principally due to the profits on higher net sales, partially offset by higher raw material costs for certain animal nutrition products.

Liquidity and Capital Resources

Net Debt

The Company had outstanding total debt of $906.9 million and cash of $107.7 million (of which approximately $47.6 million resides in foreign subsidiaries) at March 30, 2007. Total debt less cash (“net debt”) was $799.2 million at March 30, 2007. This compares to total debt of $933.3 million and cash of $110.5 million, resulting in net debt of $822.8 million at December 31, 2006.

The Company entered into two cash flow hedge agreements, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its Tranche A term loan debt. Each hedge covers $100.0 million of zero-cost collars for 5 and 3 years, respectively, with a cap of 6.50% and a floor of 3.57%. There was no income statement impact as a result of these agreements as all changes in the hedging options’ fair value are recorded in Accumulated Other Comprehensive Income on the balance sheet.

	Three Months Ended
Cash Flow Analysis (In thousands)	March 30, 2007	March 31, 2006
Net Cash Provided by Operating Activities	$29,600	$13,572
Net Cash Used in Investing Activities	(11,543)	(10,957)
Net Cash Used in Financing Activities	(20,767)	(6,312)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operations in the first three months of 2007 increased $16.0 million to $29.6 million as compared to the same period in 2006. The increase was primarily due to higher net income, an increase in non cash expenses and an increase in income taxes payable. Operating cash flows are expected to be sufficient to meet the anticipated operating cash requirements for the remainder of the year.

For the three months ending March 30, 2007, the components of working capital that significantly impacted operating cash flow are as follows:

Inventories increased by $20.2 million primarily due to the transitioning of OGI product manufacturing to the Company’s manufacturing plants and an increase in liquid laundry detergent to support the Company’s concentration initiative as well as promotional activities.

Accounts payable and other accrued expenses decreased $30.6 million primarily due to payments associated with incentive compensation and profit sharing plans and the timing of payments related to the increased payables at December 31, 2006.

Net cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2007 was $11.5 million, reflecting $11.2 million of additions for property, plant and equipment.

Net cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2007 was $20.8 million. This represents an increase of $15.0 million in short-term borrowings related to the Company’s accounts receivable securitization, and proceeds of and tax benefits from stock option exercises of $10.3 million. Offsetting these transactions were payments on the Tranche A term loan of $39.5 million and the payment of cash dividends of $4.6 million.

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility. Management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was $100.7 million for the first three months of 2007. The leverage ratio (total debt to Adjusted EBITDA) for the 12 months ended March 30, 2007 was 2.57 which is below the maximum of 4.00 permitted under the agreement, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for the twelve months ended March 30, 2007 was 6.08 which is above the minimum of 3.0 permitted under the agreement. This credit facility is secured by the assets of Church & Dwight Co., Inc. and one of its domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the three months ended March 30, 2007 is as follows (in millions):

Net Cash Provided by Operating Activities	$29.6
Interest Expense	15.2
Current Portion Of Income Tax Provision	21.2
Tax Benefit On Stock Options Exercised	3.8
Change in Working Capital and Other Liabilities	33.2
Investment Income	(1.6)
Other	(0.7)

Adjusted EBITDA (per loan agreement)	$100.7

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, declassification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company has adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $18.4 million, which is recorded in other long-term liabilities. As a result of the implementation of FIN 48, the Company recognized an $8.3 million increase in the liability for unrecognized tax benefits which was accounted for as follows:

(In millions)
Increase in net deferred tax assets	$9.6
Increase in noncurrent receivables	2.4
Increase in retained earnings (cumulative effect)	(2.5)
Increase in noncurrent accrued interest payables	(1.2)

Increase in liability for unrecongnized tax benefits	$8.3

Included in the balance of unrecognized tax benefits at January 1, 2007, is $6.9 million of tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.

The Company is subject to U.S. federal income tax as well as the income tax in multiple state and foreign jurisdictions. All U.S. federal income tax examinations of the Company for the years through 2003 have been effectively concluded. Presently, the Company has not been contacted by the Internal Revenue Service for an examination of its income tax returns subsequent to this date. Substantially all material state, local and foreign income tax matters have been effectively concluded for years through 2000.

The Company changed its policy for recording interest on certain unrecognized tax benefits from tax expense to interest expense.

During the three months ended March 30, 2007, the Company recognized approximately $0.5 million in interest expense and tax associated with uncertain tax positions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company has short and long-term debt that are floating rate obligations. If the floating rate were to change by 10% from the March 30, 2007 level, additional annual interest expense associated with the floating rate debt would be approximately $3.1 million.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Brazilian Real.

The Company is also subject to foreign exchange translation exposure as a result of its foreign operations. A 10% change in the exchange rates for the U.S. Dollar to the currencies noted above at March 30, 2007 would result in a first quarter 2007 currency gain or loss of approximately $0.9 million in 2007.

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

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements relating, among others, to short- and long-term financial objectives, sales and earnings growth, margin improvement, marketing and advertising spending, and the effect of the SPINBRUSH and Orange Glo International, Inc. (“OGI”) net asset acquisitions and the operational transition of these businesses with the Company. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events and price increases on consumer demand), raw material and energy prices, the financial condition of major customers, the integration of the OGI business and the effect on marketing spending of product introduction timelines. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the divestiture of assets. For a description of additional factors that could cause actual results to differ materially from the forward looking statements, see the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, including the information in Item 1A, “Risk Factors.”

The Company undertakes no obligation to publicly update any forward-looking statements. You are advised, however, to consult any further disclosures the Company makes on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

a.	On October 26, 2005, a New Jersey state court jury rendered a $15.0 million verdict against the Company. The verdict followed a trial involving a claim against the Company by Andes Trading de Mexico S.A., alleging that the Company breached a purported agreement granting the plaintiff exclusive distribution rights in Mexico with respect to the Company’s consumer products. Shortly after the verdict was rendered, the Company filed a motion for a new trial and for remittitur of the verdict. On December 9, 2005, the court granted the motion in part and denied it in part. The court reduced the damages to $9.8 million which was accrued for in 2005, but did not grant the Company’s request for new trial. Subsequent to the court’s ruling, the Company and the plaintiff each appealed the ruling. The New Jersey Superior Court, Appellate Division heard oral arguments on the appeal on December 6, 2006. In March 2007, the appeals court decided not to reverse the lower court’s verdict. The Company chose not to appeal the decision of the appeals court and, on April 11, 2007, paid $10.4 million to settle this claim, including accrued interest.

b.	The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held May 3, 2007. The following nominees were elected to serve on the Company’s Board of Directors for a term of three years:

Nominees	For	Withheld
Bradley C. Irwin	57,213,235	642,220
J. Richard Leaman, Jr.	55,669,907	2,185,548
John O. Whitney	56,386,401	1,469,054

The Company’s other directors whose term of office continued after the meeting are: James R. Craigie, Robert A. Davies, III, Rosina B. Dixon, Robert D. LeBlanc, T. Rosie Albright, Robert A. McCabe, Lionel L. Nowell, III, and Ravichandra K. Salegram.

The voting results on the other matters submitted to a stockholder vote at the Annual Meeting were as follows:

Approval of the Church & Dwight, Co., Inc. annual incentive plan:

For	Against	Abstain
47,224,752	2,086,163	470,426

Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for 2007:

For	Against	Abstain
56,247,812	1,155,860	451,782

ITEM 6.	EXHIBITS

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

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE: May 8, 2007	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE: May 8, 2007	/s/ Gary P. Halker
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