Form 10-Q
period 2007-06-29
CHURCH & DWIGHT CO INC /DE/
filed 2007-08-07
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

As of August 2, 2007, there were 65,903,738 shares of Common Stock outstanding.

PART I

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net Sales	$546,472	$458,584	$1,060,807	$900,975
Cost of sales	329,779	273,791	644,238	547,190

Gross Profit	216,693	184,793	416,569	353,785
Marketing expense	66,102	54,230	111,954	87,554
Selling, general and administrative expenses	74,041	63,907	145,922	127,255

Income from Operations	76,550	66,656	158,693	138,976
Equity in earnings of affiliates	1,760	1,740	4,020	3,400
Investment earnings	1,520	1,155	3,153	2,497
Other income (expense), net	523	299	109	2,519
Interest expense	(14,216)	(11,535)	(29,417)	(22,824)

Income before minority interest and income taxes	66,137	58,315	136,558	124,568
Minority interest	(7)	3	(12)	3

Income before income taxes	66,144	58,312	136,570	124,565
Income taxes	25,611	21,906	50,938	48,212

Net Income	$40,533	$36,406	$85,632	$76,353

Weighted average shares outstanding - Basic	65,804	64,702	65,687	64,590
Weighted average shares outstanding - Diluted	70,322	68,768	70,179	68,673
Net income per share - Basic	$0.62	$0.56	$1.30	$1.18
Net income per share - Diluted	$0.59	$0.54	$1.25	$1.14
Dividends Per Share	$0.07	$0.06	$0.14	$0.12

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)	June 29, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$106,887	$110,476
Accounts receivable, less allowances of $3,535 and $2,258	245,348	231,403
Inventories	211,504	194,900
Deferred income taxes	6,542	9,410
Note receivable – current	1,263	—
Net assets held for sale	3,413	—
Prepaid expenses	13,627	9,881

Total Current Assets	588,584	556,070
Property, Plant and Equipment (Net)	344,009	340,484
Note Receivable	3,683	5,226
Equity Investment in Affiliates	10,814	10,394
Long-term Supply Contracts	2,913	3,307
Tradenames and Other Intangibles	673,551	679,287
Goodwill	688,279	686,301
Other Assets	63,402	53,085

Total Assets	$2,375,235	$2,334,154

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$116,727	$102,267
Accounts payable and accrued expenses	261,140	290,546
Current portion of long-term debt	33,665	38,144
Income taxes payable	3,359	13,447

Total Current Liabilities	414,891	444,404
Long-term Debt	724,246	792,925
Deferred Income Taxes	142,047	134,269
Other Long Term Liabilities	70,528	46,763
Pension, Postretirement and Postemployment Benefits	50,235	51,639
Minority Interest	200	317

Total Liabilities	1,402,147	1,470,317

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value
Authorized 150,000,000 shares, issued 69,991,482 shares	69,991	69,991
Additional paid-in capital	107,921	90,399
Retained earnings	819,031	740,130
Accumulated other comprehensive income	21,281	12,153

	1,018,224	912,673
Common stock in treasury, at cost:
4,116,304 shares in 2007 and 4,630,388 shares in 2006	(45,136)	(48,836)

Total Stockholders’ Equity	973,088	863,837

Total Liabilities and Stockholders’ Equity	$2,375,235	$2,334,154

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended
(Dollars in thousands)	June 29, 2007	June 30, 2006
Cash Flow From Operating Activities
Net Income	$85,632	$76,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,033	24,923
Equity in earnings of affiliates	(4,020)	(3,400)
Distributions from unconsolidated affiliates	3,224	3,024
Deferred income taxes	12,442	7,061
Asset impairment charges and other asset write-offs	1,264	3,987
Non cash compensation expense	6,450	4,904
Unrealized foreign exchange gain	(848)	(3,320)
Other	101	3
Change in assets and liabilities:
Accounts receivable	(10,510)	(19,611)
Inventories	(14,850)	(32,874)
Prepaid expenses	(3,508)	(412)
Accounts payable and accrued expenses	(30,855)	(26,454)
Income taxes payable	6,679	(2,449)
Excess tax benefit on stock options exercised	(5,039)	(3,784)
Other liabilities	(57)	622

Net Cash Provided By Operating Activities	75,138	28,573

Cash Flow From Investing Activities
Additions to property, plant and equipment	(25,395)	(21,189)
Acquisitions (net of cash acquired)	(208)	(7,521)
Return of capital from equity affiliates	400	100
Proceeds from note receivable	—	1,150
Contingent acquisition payments	(692)	(1,013)
Other	(137)	(1,430)

Net Cash Used In Investing Activities	(26,032)	(29,903)

Cash Flow From Financing Activities
Long-term debt repayment	(73,158)	(19,582)
Short-term debt borrowings - net	16,385	3,012
Bank overdrafts	(1,956)	(2,985)
Proceeds from stock options exercised	8,500	6,146
Excess tax benefit on stock options exercised	5,039	3,784
Payment of cash dividends	(9,191)	(7,751)
Deferred financing costs	—	(69)

Net Cash Used In Financing Activities	(54,381)	(17,445)
Effect of exchange rate changes on cash and cash equivalents	1,686	2,284

Net Change in Cash and Cash Equivalents	(3,589)	(16,491)
Cash and Cash Equivalents at Beginning Of Period	110,476	126,678

Cash and Cash Equivalents at End Of Period	$106,887	$110,187

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
(Dollars in thousands)	June 29, 2007	June 30, 2006
Cash paid during the six months for:
Interest (net of amounts capitalized)	$28,169	$22,372

Income taxes	$30,551	$44,086

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$850	$844

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 29, 2007

(Unaudited)

	Number of Shares		Amounts
(in thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Compre- hensive Income
December 31, 2006	69,991	(4,630)	$69,991	$(48,836)	$90,399	$740,130	$12,153
Net income	—	—	—	—	—	85,632	—	$85,632
Translation adjustments	—	—	—	—	—	—	9,045	9,045
Interest rate agreements (net of taxes)							83	83

Comprehensive income	—	—	—	—	—	—	—	$94,760

FIN No. 48 adoption adjustment	—	—	—	—	—	2,460	—
Cash dividends	—	—	—	—	—	(9,191)	—
Stock based compensation expense and stock option plan transactions (including tax benefit)	—	509	—	3,662	16,970	—	—
Other stock issuances	—	5	—	38	552	—	—

June 29, 2007	69,991	(4,116)	$69,991	$(45,136)	$107,921	$819,031	$21,281

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated balance sheet as of June 29, 2007, the condensed consolidated statements of income for the three and six months ended June 29, 2007 and June 30, 2006, and the consolidated statements of cash flow and stockholders’ equity statement for the six months ended June 29, 2007 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 29, 2007 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the periods ended June 29, 2007 are not necessarily indicative of the operating results for the full year.

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

The Company incurred research & development expenses in the second quarter of 2007 and 2006 of $11.3 million and $10.7 million, respectively. The Company incurred research & development expenses in the first six months of 2007 and 2006 of $21.6 million and $20.1 million, respectively. These expenses are included in selling, general and administrative expenses.

2. Recently Adopted Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position should not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, declassification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $18.5 million, which was recorded in other long-term liabilities. As a result of the implementation of FIN 48, the Company recognized an $8.3 million increase in the liability for unrecognized tax benefits which was accounted for as follows:

(In millions)
Increase in net deferred tax assets	$9.6
Increase in noncurrent receivables	2.4
Increase in retained earnings (cumulative effect)	(2.5)
Increase in noncurrent accrued interest payables	(1.2)

Increase in liability for unrecognized tax benefits	$8.3

Included in the balance of unrecognized tax benefits at January 1, 2007, is $6.9 million of tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

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

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company changed its policy for recording interest on certain unrecognized tax benefits from tax expense to interest expense. During the six months ended June 29, 2007, the Company recognized approximately $0.4 million in interest and $0.9 million in tax expenses associated with uncertain tax positions.

3. Inventories consist of the following:

(In thousands)	June 29, 2007	December 31, 2006
Raw materials and supplies	$55,316	$48,193
Work in process	11,912	10,706
Finished goods	144,276	136,001

	$211,504	$194,900

4. Property, Plant and Equipment consist of the following:

(In thousands)	June 29, 2007	December 31, 2006
Land	$11,189	$13,463
Buildings and improvements	143,726	143,503
Machinery and equipment	420,020	399,730
Office equipment and other assets	38,239	38,254
Software	31,863	28,479
Mineral rights	1,375	1,241
Construction in progress	14,488	14,100

	660,900	638,770
Less accumulated depreciation and amortization	316,891	298,286

Net Property, Plant and Equipment	$344,009	$340,484

Depreciation and amortization of property, plant and equipment amounted to $9.2 million and $8.9 million for the three months ended June 29, 2007 and June 30, 2006, respectively. Depreciation and amortization of property, plant and equipment amounted to $18.6 million and $17.9 million for the six months ended June 29, 2007 and June 30, 2006, respectively. Interest charges in the amount of $0.2 million and $0.2 million were capitalized in connection with construction projects for the three months ended June 29, 2007 and June 30, 2006, respectively. Interest charges in the amount of $0.4 million and $0.3 million were capitalized in connection with construction projects for the six months ended June 29, 2007 and June 30, 2006, respectively. See Note 14 for changes to property, plant and equipment due to net assets held for sale in Canada.

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

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Basic	65,804	64,702	65,687	64,590
Dilutive effect of stock options	1,289	837	1,264	855
Dilutive effect of convertible debentures	3,229	3,229	3,228	3,228

Diluted	70,322	68,768	70,179	68,673

Anti-dilutive stock options outstanding - not included in the calculation of earnings per share	556	69	632	70

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation

A summary of option activity during the six months ended June 29, 2007 is as follows:

	Options (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	4,579	$25.61
Granted	604	49.05
Exercised	(509)	16.70
Cancelled	(22)	33.70

Outstanding at June 29, 2007	4,652	$29.56	6.5	$88,277

Exercisable at June 29, 2007	2,432	$21.09	4.6	$66,568

During the first quarter of 2007, the Company amended its stock option plan to provide that in the event a participant in the plan voluntarily terminates employment or is involuntarily terminated, without cause, and on the date of termination, such employee is at least 55 years old with 5 years of service, with combined age and years of service equal to or greater than 65, then any stock options held by such employee, granted after the date of the amendment, may be exercised by such employee within a period of three (3) years from the date of such termination of employment or, if earlier, the date such stock options otherwise would have expired provided that the options have vested before the expiration date. To receive this treatment of stock options, a participant will be required to execute a separation agreement, including non-compete, non-solicitation, confidentiality and non-disparagement provisions in a form acceptable to the Company and provide the Company with 120 days notice of the date of a voluntary termination. This change impacted the Company’s second quarter 2007 grant by accelerating expense into the current quarter by approximately $0.9 million.

The total intrinsic value of options exercised during the second quarter of 2007 and 2006 was approximately $3.2 million and $5.4 million, respectively. The total intrinsic value of options exercised during the first six months of 2007 and 2006 was $15.5 million and $10.6 million, respectively. There were no modifications made to any options outstanding as of the date of the amendment described above. Stock compensation expense in the second quarter of 2007 was $3.4 million as compared to $2.8 million in the same period of 2006. Stock compensation expense related to stock options in the first six months of 2007 was $6.2 million as compared to $4.8 million in the same period of 2006. Stock compensation expense related to restricted shares was $0.2 million in the first six months of 2007 as compared to $0.1 million in the same period of 2006.

During the second quarter of 2007 and 2006, the Company issued approximately 0.6 million and 0.8 million stock options at an average fair value of $16.85 and $13.43 per share, respectively, based upon the Black Scholes option pricing model. Key assumptions used for the second quarter of 2007 and 2006, respectively, were: expected life 6.2 years and 6.4 years, expected volatility 25.0% and 30.4%, risk-free interest rate 5.1% and 5.1%, dividend yield 0.6% and 0.7%. The Company determined the option’s life based on historical exercise behavior and determined the option’s expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

7. Acquisitions

Orange Glo International, Inc.

On August 7, 2006, the Company acquired substantially all of the net assets of Orange Glo International, Inc. (the business represented by these assets is referred to as the “OGI business”), including laundry and cleaning products such as OXICLEAN, a premium-priced laundry pre-wash additive, KABOOM bathroom cleaner and ORANGE GLO household cleaner. The purchase price was $325.4 million, plus fees of approximately $4.6 million, which was financed through a $250.0 million addition to the Company’s existing bank credit facility and available cash. Assets acquired at the purchase date include intellectual property, permits, contracts, equipment, and books and records. The Company has finalized the valuation of the OGI business in the second quarter of 2007. The Company has completed the order processing, logistics and accounting phases of integrating the business and will transfer the manufacturing of certain products to its existing plants by December 31, 2007.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill and Other Intangible Assets

The following table provides information related to the carrying value of all intangible assets:

	June 29, 2007			December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$106,948	$(27,609)	$79,339	$86,606	$(24,000)	$62,606
Customer Relationships	131,366	(9,934)	121,432	130,526	(6,087)	124,439
Patents/Formulas	27,220	(10,235)	16,985	27,220	(8,653)	18,567
Non Compete Agreement	1,143	(639)	504	1,143	(583)	560

Total	$266,677	$(48,417)	$218,260	$245,495	$(39,323)	$206,172

Unamortizable intangible assets-carrying value
Tradenames	$455,291			$473,115

Intangible amortization expense amounted to $4.5 million for the second quarter of 2007 and $2.9 million for the same period of 2006. Intangible amortization expense amounted to $9.0 million for the first six months of 2007 and $5.8 million for the same period of 2006. The Company’s estimated intangible amortization expense will be approximately $18.8 million in each of 2008 and 2009, approximately $17.7 million in 2010 and 2011, and approximately $17.2 million in 2012.

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

The changes in the carrying amount of goodwill for the six months ended June 29, 2007 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty	Total
Balance December 31, 2006	$630,489	$33,224	$22,588	$686,301
Goodwill associated with the OGI acquisition (1)	1,346	—	—	1,346
Additional Unilever contingent consideration	632	—	—	632

Balance June 29, 2007	$632,467	$33,224	$22,588	$688,279

(1)	Changes in the carrying amount of goodwill associated with the OGI acquisition primarily reflect adjustments to the purchase price allocation.

The Company performed its annual goodwill impairment test during the second quarter of 2007 and no adjustments were required.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Short-term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)	June 29, 2007	December 31, 2006
Short-term borrowings
Securitization of accounts receivable due in April 2008	$115,000	$100,000
Various debt due to Brazilian banks	1,704	288
Bank overdraft debt	23	1,979

Total short-term borrowings	$116,727	$102,267

Long-term debt
Tranche A term loan facility	$211,533	$253,141
Incremental tranche A term loan facility	196,379	$227,928
Amount due 2007 $ 16,833
Amount due 2008 $ 33,665
Amount due 2009 $ 57,129
Amount due 2010 $149,814
Amount due 2011 $ 66,310
Amount due 2012 $ 84,161
Convertible debentures due on August 15, 2033	99,999	100,000
Senior subordinated notes (6%) due December 22, 2012	250,000	250,000

Total long-term debt	757,911	831,069
Less: current maturities	33,665	38,144

Net long-term debt	$724,246	$792,925

The long-term debt principal payments required to be made are as follows:
(In thousands)
Due by June 30, 2008	$33,665
Due by June 30, 2009	45,397
Due by June 30, 2010	98,190
Due by June 30, 2011	105,693
Due by June 30, 2012	96,914
Due July 1, 2013 and subsequent	378,052

	$757,911

During the second quarter and six month period of 2007, the Company paid approximately $33.7 million and $73.2 million of its Tranche A term loan, of which $25.0 million and $55.0 million were voluntary payments, respectively.

During the first quarter of 2007, securitization of accounts receivable was increased by $15.0 million in response to the accounts receivable activity generated from the OGI business. The proceeds from this transaction were used to pay down the Company’s long term debt, as the interest rates under the accounts receivable securitization facility are more favorable than those under the Company’s long term debt.

In April 2007, the accounts receivable securitization facility was renewed with similar terms to the facility previously in place and with a new maturity date of April 2008.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Comprehensive Income

The following table provides information relating to the Company’s comprehensive income for the three and six months ended June 29, 2007 and June 30, 2006:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net Income	$40,533	$36,406	$85,632	$76,353
Other Comprehensive Income, Net of Tax:
Foreign Exchange Translation Adjustments	7,993	8,202	9,045	9,987
Interest Rate Hedge Agreements	156	—	83	—

Comprehensive Income	$48,682	$44,608	$94,760	$86,340

11. Pension and Postretirement Plans

The following table discloses the net periodic benefit cost for the Company’s pension and postretirement plans for the three and six months ended June 29, 2007 and June 30, 2006.

	Pension Costs Three Months Ended		Pension Costs Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Components of Net Periodic Benefit Cost:
Service cost	$722	$599	$1,348	$1,163
Interest cost	1,858	1,688	3,566	3,322
Expected return on plan assets	(2,021)	(1,651)	(3,877)	(3,245)
Amortization of prior service cost	4	—	7	—
Recognized actuarial loss	52	23	103	46

Net periodic benefit cost	$615	$659	$1,147	$1,286

	Postretirement Costs Three Months Ended		Postretirement Costs Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Components of Net Periodic Benefit Cost:
Service cost	$197	$130	$379	$258
Interest cost	367	302	721	602
Amortization of prior service cost	9	20	19	41
Recognized actuarial loss	6	5	11	9

Net periodic benefit cost	$579	$457	$1,130	$910

The Company made cash contributions of approximately $4.5 million to its pension plans during the first six months of 2007. The Company estimates it will be required to make total cash contributions to its pension plans of approximately $9.1 million in 2007.

12. Commitments, contingencies and guarantees

a.	In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits owned by each of the two partners in Wyoming. The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons, at the prevailing market price. The Company is not engaged in any other material transactions with the partnership or the Company’s partner.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

b.	On October 26, 2005, a New Jersey state court jury rendered a $15.0 million verdict against the Company. The verdict followed a trial involving a claim against the Company by Andes Trading de Mexico S.A., alleging that the Company breached a purported agreement granting the plaintiff exclusive distribution rights in Mexico with respect to the Company’s consumer products. Shortly after the verdict was rendered, the Company filed a motion for a new trial and for remittitur of the verdict. On December 9, 2005, the court granted the motion in part and denied it in part. The court reduced the damages to $9.8 million which was accrued for in 2005, but did not grant the Company’s request for new trial. Subsequent to the court’s ruling, the Company and the plaintiff each appealed the ruling. The New Jersey Superior Court, Appellate Division heard oral arguments on the appeal on December 6, 2006. In March 2007, the appeals court affirmed the lower court’s verdict. The Company chose not to appeal the decision of the appeals court and, on April 11, 2007, paid $10.4 million, including accrued interest, to settle this litigation.

c.	The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The FDA issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. The Company filed a response recommending alternative labeling to the FDA. While awaiting further FDA guidance, the Company implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9 and launched a public information campaign to communicate these messages to the affected communities. The Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s draft guidance and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

d.	The Company has commitments to acquire approximately $93.0 million of raw material, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders/requirements.

e.	The Company has $7.2 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as finished goods inventory, insurance claims and one year of rent on a warehouse in the event of the Company’s insolvency.

f.	In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition. The Company made cash payments of $0.7 million, and accrued a payment of $0.3 million in the first six months of 2007. The payment and accrual were accounted for as additional purchase price. The Company has paid approximately $7.4 million, exclusive of the $0.3 million accrual, in additional performance-based payments since the acquisition.

g.	During the fourth quarter of 2006, the Company sold its Chicago plant at a price equivalent to the plant’s net book value. In conjunction with the sale, the Company entered into a seven year supply agreement with the purchaser for production of powder detergent at the plant. The supply agreement guarantees the purchaser a minimum annual production volume. If the annual production volume falls below the minimum, the Company is obligated to pay a shortfall penalty. This penalty is capped at $2.0 million over the life of the contract. As a result, the Company recorded a $1.3 million charge in the fourth quarter of 2006 which equates to the net present value of this penalty as the Company believes it is probable that it will not meet the minimum production levels in each year of the contract. The Company has accrued approximately $0.1 million of applicable interest expense in 2007.

h.	The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Related Party Transactions

The Company divested the USA Detergents non-laundry business and other non-core assets to former USA Detergents executives in connection with its acquisition of USA Detergents in 2001. The Company has a $0.6 million ownership interest in the business operated by the former USA Detergents’ executives, also known as USA Detergents (“USAD)”. The Company has been supplying USAD with certain laundry and cleaning products at cost plus a mark-up, and USAD had the exclusive rights to sell these products in Canada. In addition, the Company leases office and laboratory space to USAD under a separate agreement.

On June 2, 2006, the Company reacquired from USAD the distribution rights to Xtra laundry detergent and Nice N’ Fluffy liquid fabric softener in Canada for $7.0 million and agreed to make an addition performance based payment of a maximum of $2.5 million based upon Canadian sales of these products during the one year period following the closing date. Based on the performance of the business, no additional payments were required.

During the six months ended June 29, 2007 and June 30, 2006, the Company sold $3.2 and $8.9 million, respectively, of laundry and cleaning products to USAD. Furthermore, the Company billed USAD $0.2 million for leased space in the first six months of 2006. As of June 29, 2007 and June 30, 2006, the Company had outstanding gross accounts receivable from USAD of $2.6 and $2.7 million, respectively.

For the six months ended June 29, 2007 and June 30, 2006, the Company invoiced Armand Products Company (“Armand)”, which is 50% owned by the Company, $0.8 and $0.8 million, respectively, for administration and management oversight services (which was recorded as a reduction of selling, general and administrative expenses). Sales of Armand products to the Company over the same periods were $4.2 and $5.3 million, respectively. As of June 29, 2007 and June 20, 2006, the Company had outstanding accounts receivable from Armand of $1.3 and $1.4 million, respectively. Also, the Company had outstanding accounts payable to Armand of $0.8 and $1.2 million as of June 29, 2007 and June 30, 2006, respectively.

For the six months ended June 29, 2007 and June 30, 2006, the Company invoiced The ArmaKleen Company, (“ArmaKleen”), which is 50% owned by the Company, $1.5 and $1.4 million, respectively, for administration and management oversight services (which was recorded as a reduction of selling, general and administrative expenses). Sales of inventory to ArmaKleen over the same periods were $2.7 and $2.5 million, respectively. As of June 29, 2007 and June 30, 2006, the Company had outstanding accounts receivable from ArmaKleen of $1.1 and $0.8 million, respectively.

14. Net Assets Held for Sale

On March 2, 2007, the Company signed an agreement to sell certain property owned by its Canadian subsidiary that has a net book value of $3.4 million. The Company expects to receive $6.4 million for the property, net of costs to sell. This amount will be allocated to the Consumer International segment. The Company anticipates closing on the sale of this property in the third quarter of 2007.

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

The Company had 50 percent ownership interests in Armand, ArmaKleen and Esseco U.K. LLP (“Esseco”) as of June 29, 2007. Since the Company did not control these entities as of June 29, 2007, they were accounted for under the equity method in the consolidated financial statements of the Company. The equity earnings of Armand, ArmaKleen and Esseco are included in the Corporate segment.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below. The domestic results of operations for the OGI business are included in the Consumer Domestic segment. The results of operations for the OGI business’ foreign operations are included in the Consumer International segment.

Segment sales and income before taxes and minority interest for the three and six month period ended June 29, 2007, and June 30, 2006, were as follows:

(in thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales
Second Quarter 2007	$386,239	$98,892	$61,341	$—	$546,472
Second Quarter 2006	$321,031	$82,510	$55,043	$—	$458,584
Year to Date 2007	$758,597	$183,107	$119,103	$—	$1,060,807
Year to Date 2006	$635,066	$155,313	$110,596	$—	$900,975
Income before Minority Interest and Income Taxes(1)
Second Quarter 2007	$48,257	$10,999	$5,121	$1,760	$66,137
Second Quarter 2006	$46,659	$5,850	$4,066	$1,740	$58,315
Year to Date 2007	$101,356	$21,534	$9,648	$4,020	$136,558
Year to Date 2006	$99,979	$13,081	$8,108	$3,400	$124,568

(1)	In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit. The Corporate segment income consists of earnings in equity affiliates.

The following table discloses product line revenues from external customers for the three and six months ended June 29, 2007 and June 30, 2006.

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Household Products	$247,706	$177,846	$486,608	$361,666
Personal Care Products	138,533	143,185	271,989	273,400

Total Consumer Domestic	386,239	321,031	758,597	635,066
Total Consumer International	98,892	82,510	183,107	155,313
Total SPD	61,341	55,043	119,103	110,596

Total Consolidated Net Sales	$546,472	$458,584	$1,060,807	$900,975

Household Products include deodorizing and cleaning products and laundry products. Personal Care Products include condoms, pregnancy kits, oral care and skin care products.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

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

Supplemental information for the condensed consolidated balance sheets at June 29, 2007 and December 31, 2006, and the condensed consolidated income statements for the three and six months ended June 29, 2007 and June 30, 2006, and condensed consolidated statements of cash flows for the six months ended June 29, 2007 and June 30, 2006 are summarized as follows (amounts in thousands):

Statements of Income

	For the Three Months Ended June 29, 2007
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations (Total inter- company sales)	Total Consolidated
Net sales	$480,179	$111,637	$(45,344)	$546,472
Gross profit	167,721	48,972	—	216,693
Income before taxes	51,507	14,637	—	66,144
Net Income	32,983	7,550	—	40,533

	For the Three Months Ended June 30, 2006
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations (Total inter- company sales)	Total Consolidated
Net sales	$405,056	$94,269	$(40,741)	$458,584
Gross profit	144,842	39,951	—	184,793
Income before taxes	51,078	7,234	—	58,312
Net Income	31,441	4,965	—	36,406

	For the Six Months Ended June 29, 2007
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations (Total inter- company sales)	Total Consolidated
Net sales	$938,239	$210,474	$(87,906)	$1,060,807
Gross profit	326,967	89,602	—	416,569
Income before taxes	105,665	30,905	—	136,570
Net Income	67,432	18,200	—	85,632

	For the Six Months Ended June 30, 2006
	Company And Guarantor	Non- Guarantor Subsidiaries	Eliminations (Total inter- company sales)	Total Consolidated
Net sales	$803,021	$180,298	$(82,344)	$900,975
Gross profit	281,032	72,753	—	353,785
Income before taxes	108,946	15,619	—	124,565
Net Income	65,074	11,279	—	76,353

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheet

	June 29, 2007
	Company And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$206,877	$381,707	$—	$588,584
Other Assets	2,019,583	101,996	(334,928)	$1,786,651

Total Assets	$2,226,460	$483,703	$(334,928)	$2,375,235

Liabilities and Stockholders’ Equity
Total Current Liabilities	$185,620	$259,432	$(30,161)	$414,891
Other Liabilities	950,728	36,528	—	987,256
Total Stockholders’ Equity	1,090,112	187,743	(304,767)	973,088

Total Liabilities and Stockholders' Equity	$2,226,460	$483,703	$(334,928)	$2,375,235

	December 31, 2006
	Company And Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Total Current Assets	$210,781	$358,968	$(13,679)	$556,070
Other Assets	2,011,686	112,373	(345,975)	1,778,084

Total Assets	$2,222,467	$471,341	$(359,654)	$2,334,154

Liabilities and Stockholders’ Equity
Total Current Liabilities	$224,022	$263,417	$(43,035)	$444,404
Other Liabilities	990,340	35,573	—	1,025,913
Total Stockholders’ Equity	1,008,105	172,351	(316,619)	863,837

Total Liabilities and Stockholders’ Equity	$2,222,467	$471,341	$(359,654)	$2,334,154

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 29, 2007
	Company and Guarantor	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$87,394	$(12,256)	$75,138
Net Cash Used in Investing Activities	(21,432)	(4,600)	(26,032)
Net Cash (Used in) Provided by Financing Activities	(70,766)	16,385	(54,381)
Effect of exchange rate changes on cash and cash equivalents	—	1,686	1,686

Net Change In Cash & Cash Equivalents	(4,804)	1,215	(3,589)
Cash and Cash Equivalents at Beginning of Year	56,093	54,383	110,476

Cash and Cash Equivalents at End of Period	$51,289	$55,598	$106,887

	For the Six Months Ended June 30, 2006
	Company and Guarantor	Non- Guarantor Subsidiaries	Total Consolidated
Net Cash Provided by (Used in) Operating Activities	$38,791	$(10,218)	$28,573
Net Cash Used in Investing Activities	(28,833)	(1,070)	(29,903)
Net Cash (Used in) Provided by Financing Activities	(25,000)	7,555	(17,445)
Effect of exchange rate changes on cash and cash equivalents	—	2,284	2,284

Net Change In Cash & Cash Equivalents	(15,042)	(1,449)	(16,491)
Cash and Cash Equivalents at Beginning of Year	65,920	60,758	126,678

Cash and Cash Equivalents at End of Period	$50,878	$59,309	$110,187

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated Results

Net Sales

Net Sales for the quarter ended June 29, 2007 were $546.5 million, $87.9 million or approximately 19% above last year’s second quarter. The increase is largely due to the business acquired by the Company from Orange Glo International, Inc. during the third quarter of 2006 (the “OGI business”). The OGI business accounted for approximately 13% of the increase in net sales and foreign exchange rates accounted for 1%. The balance of the increase is a result of unit volume increases partially offset by higher trade promotion expenses.

Net Sales for the six months ended June 29, 2007 were $1,060.8 million, $159.8 million or approximately 18% above last year’s comparable six month period. The increase is largely due to the impact of the OGI business and the SPINBRUSH toothbrush business, which collectively accounted for 15% of the increase in net sales and foreign exchange rates accounted for 1% of the increase. The balance of the increase is a result of unit volume increases partially offset by higher trade promotion and slotting expenses. Following the acquisition of the SPINBRUSH business and during the transition period prior to April 1, 2006, the seller of the SPINBRUSH business maintained responsibility for sales and other functions in the U.S., Canada and the U.K.; therefore, the Company accounted for the net cash received as other revenue. The Company assumed responsibility for all SPINBRUSH functions in the U.S., Canada and the U.K. on April 1, 2006, and has recognized the gross amount of sales and expenses from the SPINBRUSH business for the U.S. and foreign locations since that date.

Operating Costs

The Company’s gross profit was $216.7 million during the quarter ended June 29, 2007, a $31.9 million increase as compared to the same period in 2006. The Company’s gross margin decreased 60 basis points to 39.7%. Gross profit reflects the impact of the OGI business and higher sales volume, partially offset by higher trade promotion expenses. The decrease in gross margin is principally due to lower prior year trade spending in connection with the introduction of price increases in April 2006 on several household products. The decrease was partially offset by the higher margins of the acquired OGI business, and cost reduction programs which serve to offset continuing price increases for resins, corrugated paper, and certain other raw materials. For the six month period, gross profit increased $62.8 million to $416.6 million. Gross margin remained the same at 39.3% for the first six months of both 2007 and 2006. The reasons for the gross profit increase are the same as those described above with respect to the second quarter of 2007.

Marketing expenses in the second quarter of 2007 were $66.1 million, an increase of $11.9 million as compared to the same period last year. This increase is primarily due to expenses in support of the OGI business product lines and an increase in expenses for certain household products. Marketing expenses for the six months ended June 29, 2007 were $112.0 million, an increase of $24.4 million as compared to the first six months of the prior year. The increase principally was due to support for acquired businesses, and an increase in expenses for certain personal care products.

Selling, general and administrative expenses (“SG&A”) of $74.0 million in the second quarter of 2007 increased $10.1 million or 15.9% as compared to the first six months of last year. The increase primarily is due to costs associated with the OGI business (including amortization expense), higher selling expenses in support of higher sales, higher stock-based compensation expense, the effect of foreign exchange rates and an increase in legal expenses. SG&A in the second quarter of 2006 included the impact of a $0.9 million intangible asset impairment charge. SG&A expenses for the first six months of 2007 were $145.9 million, an increase of $18.7 million as compared to the same period in 2006. The reasons for the increase are the same as those described above with respect to the second quarter of 2007. Partially offsetting this increase were intangible asset impairment charges of $2.7 million during the first half of 2006.

Other Income and Expenses

Equity in earnings of affiliates of $1.8 million was approximately the same in the second quarter of 2007 as in the same period in 2006. For the six months ended June 29, 2007, equity in earnings of affiliates was $4.0 million as compared to $3.4 million for the same period in 2006. The increase is due to the inclusion of the Esseco joint venture and improved profitability of Armand Products due to higher sales and lower manufacturing costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Other income/expense in 2007 consists primarily of foreign exchange gains. For the six month period ended June 29, 2007, other income/expense was $0.1 million as compared to $2.5 million for the same period in 2006. Other income/expenses in 2006 included the fair market value of common stock the Company received in connection with the demutualization of an insurance company in which the Company was the policyholder of a guaranteed annuity contract associated with a defined benefit plan.

Interest expense in the three and six month periods ended June 29, 2007 increased $2.7 million and $6.6 million, respectively, as compared to the same respective periods in 2006, as a result of the increase in debt to fund the OGI business acquisition and higher interest rates. Investment earnings increased $0.4 million for the second quarter of 2007 and $0.7 million for the first six months of 2007 as a result of higher interest rates and higher cash available for investment.

Taxation

The effective tax rate for the first six months of 2007 was 37.3% as compared to 38.7% for the same period last year. The current year includes a charge of $2.2 million, resulting in a 100% valuation allowance for tax assets for one of the Company’s foreign subsidiaries. The effective tax rate for the first six months of 2006 was negatively affected by approximately $2.3 million as a result of the expiration of the research and development tax credit on December 31, 2005, which was reinstated in the fourth quarter of 2006.

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

The Company had 50 percent ownership interests in Armand Products Company (“Armand”), The ArmaKleen Company (“Armakleen”), and Esseco U.K. LLP (“Esseco”) as of June 29, 2007. Since the Company did not control these entities as of June 29, 2007, they were accounted for under the equity method in the consolidated financial statements of the Company. The equity earnings of Armand, ArmaKleen and Esseco are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results.

The domestic results of operations for the OGI business are included in the Consumer Domestic segment. The results of operations for the OGI business’ foreign operations are included in the Consumer International segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Segment sales and income before taxes and minority interest for the three and six month period ended June 29, 2007, and June 30, 2006, were as follows:

(in thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales
Second Quarter 2007	$386,239	$98,892	$61,341	$—	$546,472
Second Quarter 2006	$321,031	$82,510	$55,043	$—	$458,584
Year to Date 2007	$758,597	$183,107	$119,103	$—	$1,060,807
Year to Date 2006	$635,066	$155,313	$110,596	$—	$900,975
Income before Minority Interest and Income Taxes(1)
Second Quarter 2007	$48,257	$10,999	$5,121	$1,760	$66,137
Second Quarter 2006	$46,659	$5,850	$4,066	$1,740	$58,315
Year to Date 2007	$101,356	$21,534	$9,648	$4,020	$136,558
Year to Date 2006	$99,979	$13,081	$8,108	$3,400	$124,568

(1)	In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit. The Corporate segment income consists of earnings in equity affiliates.

Product line revenues for external customers for the three and six months ended June 29, 2007, and June 30, 2006, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Household Products	$247,706	$177,846	$486,608	$361,666
Personal Care Products	138,533	143,185	271,989	273,400

Total Consumer Domestic	386,239	321,031	758,597	635,066
Total Consumer International	98,892	82,510	183,107	155,313
Total SPD	61,341	55,043	119,103	110,596

Total Consolidated Net Sales	$546,472	$458,584	$1,060,807	$900,975

Consumer Domestic

Consumer Domestic net sales in the second quarter of 2007 were $386.2 million, a $65.2 million or approximately 20% increase as compared to the second quarter of 2006. Of the increase, approximately 17% is due to the addition of the OGI business and the balance is due to higher unit volumes, partially offset by increased trade and consumer promotion expenses. Sales of ARM & HAMMER liquid laundry detergent, ARM & HAMMER SUPER SCOOP cat litter, XTRA liquid laundry detergent, TROJAN condoms, ARM & HAMMER Dental Care and SPINBRUSH, were all higher than last year’s second quarter. These increases were partially offset by higher slotting expenses primarily in support of new product launches as well as lower other toothpaste and antiperspirant sales.

Net Sales for the six months ended June 29, 2007, were $758.6 million, an increase of $123.5 million or approximately 19% compared to net sales during last year’s first six month period. The increase is primarily due to the OGI business acquisition. Higher unit volumes were partially offset by increased trade and consumer promotion expenses.

Consumer Domestic Income before Minority Interest and Income Taxes for the second quarter of 2007 was $48.3 million, a $1.6 million increase as compared to the second quarter of 2006, and for the six month period ended June 29, 2007 was $101.4 million, an increase of $1.4 million as compared to the same period of 2006. Profits resulting from the OGI business and contributions from the SPINBRUSH business were offset by higher marketing costs on pre-existing products, higher SG&A expenses, and higher interest expenses resulting from the OGI acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Consumer International

Consumer International net sales were $98.9 million in the second quarter of 2007, an increase of $16.4 million or 20% as compared to the second quarter of 2006. Of the increase, approximately 6% is associated with the OGI and SPINBRUSH acquisitions, 7% is associated with favorable foreign exchange rates and the balance is associated with higher sales of oral care and depilatory products in the U.K., skin care products in Australia, and personal care and household products in Canada.

Consumer International net sales in the first six months of 2007 were $183.1 million, an increase of $27.8 million, or approximately 18%, as compared to the same period in 2006. Of the increase, approximately 6% is associated with the OGI and SPINBRUSH acquisitions, 6% is associated with favorable foreign exchange rates and the balance is associated with higher sales of oral care and depilatory products in the U.K., skin care products in Australia, and personal care products in Canada.

Consumer International Income before Minority Interest and Income Taxes was $11.0 million in the second quarter of 2007, a $5.1 million increase as compared to the second quarter of 2006, and for the first six months of 2007 was $21.5 million, an $8.5 million increase as compared to the first six months of 2006. The increase is a result of higher profits associated with sales in the U.K., Canada and Australia, and the contribution from the OGI business. In addition, in the first six months of 2006, the Company incurred intangible asset impairment charges of $2.3 million.

Specialty Products (SPD)

Specialty Products net sales were $61.3 million in the second quarter of 2007, an increase of $6.3 million or 11.4% as compared to the second quarter of 2006. Specialty Products sales grew 11% due to higher unit volumes in animal nutrition and both higher unit volumes and improved pricing in specialty chemicals.

Specialty Products net sales were $119.1 million for the six months ended June 29, 2007, an increase of $8.5 million, or 7.7% as compared to the same six month period in 2006. The reason for the increase is the same as that described with respect to the second quarter of 2007.

Specialty Products Income before Minority Interest and Income Taxes was $5.1 million in the second quarter of 2007, an increase of $1.1 million as compared to the second quarter of 2006, and was $9.6 million for the six months ended June 29, 2007, an increase of $1.6 million as compared to the first six months in 2006. The increase is principally the result of profits on higher net sales, partially offset by higher raw material costs for certain animal nutrition and specialty chemical products.

Liquidity and Capital Resources

Net Debt

The Company had outstanding total debt of $874.6 million and cash of $106.9 million (of which approximately $52.2 million resides in foreign subsidiaries) at June 29, 2007. Total debt less cash (“net debt”) was $767.7 million at June 29, 2007. This compares to total debt of $933.3 million and cash of $110.5 million, resulting in net debt of $822.8 million at December 31, 2006.

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

	Six Months Ended
Cash Flow Analysis (In thousands)	June 29, 2007	June 30, 2006
Net Cash Provided by Operating Activities	$75,138	$28,573
Net Cash Used in Investing Activities	(26,032)	(29,903)
Net Cash Used in Financing Activities	(54,381)	(17,445)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operations in the first six months of 2007 increased $46.6 million to $75.1 million as compared to the same period in 2006. The increase was primarily due to higher net income, an increase in non cash expenses and increases in income taxes payable that were offset by other working capital changes. The Company anticipates its forecasted cash from operations will be sufficient to meet its capital expenditure program costs, pay its dividends at current rates and meet its mandatory debt repayment schedule.

For the six months ending June 29, 2007, the components of working capital that significantly impacted operating cash flow are as follows:

Accounts receivable increased $10.5 million due to increases at certain foreign subsidiaries as a result of seasonality of certain products and business growth.

Inventories increased $14.9 million primarily in support of higher anticipated sales and SPINBRUSH inventories, due to an initial increase to support the year-end holiday season, and higher inventories as part of the OGI business manufacturing transition from contract manufacturers.

Accounts payable and other accrued expenses decreased $30.9 million primarily due to payments associated with incentive compensation and profit sharing plans, the $10.4 million litigation settlement described in paragraph b of Note 12 to the consolidated financial statements included in this report, and the timing of payments related to increased payables at December 31, 2006.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2007 was $26.0 million, reflecting $25.4 million of additions for property, plant and equipment.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first six months of 2007 was $54.4 million. This reflects voluntary and mandatory payments on the Tranche A term loan of $73.2 million and the payment of cash dividends of $9.2 million. Offsetting these transactions were an increase of $15.0 million in short-term borrowings related to the Company’s accounts receivable securitization facility (which was used to make voluntary Tranche A term loan payments), and proceeds of and tax benefits from stock option exercises of $13.6 million.

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility. Management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was $187.3 million for the first half of 2007. The leverage ratio (total debt to Adjusted EBITDA) for the 12 months ended June 29, 2007 was 2.47 which is below the maximum of 3.75 permitted under the agreement, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for the twelve months ended June 29, 2007 was 5.78 which is above the minimum of 3.0 permitted under the agreement. This credit facility is secured by the assets of Church & Dwight Co., Inc. and one of its domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the six months ended June 29, 2007 is as follows (in millions):

Net Cash Provided by Operating Activities	$75.1
Interest Expense	29.4
Current Portion Of Income Tax Provision	38.6
Tax Benefit On Stock Options Exercised	5.0
Change in Working Capital and Other Liabilities	53.1
Investment Income	(3.2)
Litigation settlement (see Note 12)	(10.4)
Other	(0.3)

Adjusted EBITDA (per loan agreement)	$187.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position should not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, declassification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $18.5 million, which was recorded in other long-term liabilities. As a result of the implementation of FIN 48, the Company recognized an $8.3 million increase in the liability for unrecognized tax benefits which was accounted for as follows:

(In millions)
Increase in net deferred tax assets	$9.6
Increase in noncurrent receivables	2.4
Increase in retained earnings (cumulative effect)	(2.5)
Increase in noncurrent accrued interest payables	(1.2)

Increase in liability for unrecognized tax benefits	$8.3

Included in the balance of unrecognized tax benefits at January 1, 2007, is $6.9 million of tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

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

The Company changed its policy for recording interest on certain unrecognized tax benefits from tax expense to interest expense. During the six months ended June 29, 2007, the Company recognized approximately $0.4 million in interest and $0.9 million in tax expenses associated with uncertain tax positions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company has short and long-term debt that are floating rate obligations. If the floating rate were to change by 100 basis points from the June 29, 2007 level, annual interest expense associated with the floating rate debt would be affected by approximately $5.2 million.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Brazilian Real.

The Company is also subject to foreign exchange translation exposure as a result of its foreign operations. A 10% change in the exchange rates for the U.S. Dollar to the currencies noted above at June 29, 2007, would affect currency gain or loss by approximately $2.0 million.

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

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements relating, among others, to short- and long-term financial objectives, sales and earnings growth, margin improvement, marketing and advertising spending, research and development spending and the effect of the SPINBRUSH and OGI business acquisitions and the operational transition of these businesses with the Company. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events and price increases on consumer demand), raw material and energy prices, the financial condition of major customers, the integration of the OGI business and the effect on marketing spending of product introduction timelines. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the divestiture of assets. For a description of additional factors that could cause actual results to differ materially from the forward looking statements, see the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, including the information in Item 1A, “Risk Factors.”

The Company undertakes no obligation to publicly update any forward-looking statements. You are advised, however, to consult any further disclosures the Company makes on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

a.	On October 26, 2005, a New Jersey state court jury rendered a $15.0 million verdict against the Company. The verdict followed a trial involving a claim against the Company by Andes Trading de Mexico S.A., alleging that the Company breached a purported agreement granting the plaintiff exclusive distribution rights in Mexico with respect to the Company’s consumer products. Shortly after the verdict was rendered, the Company filed a motion for a new trial and for remittitur of the verdict. On December 9, 2005, the court granted the motion in part and denied it in part. The court reduced the damages to $9.8 million which was accrued for in 2005, but did not grant the Company’s request for new trial. Subsequent to the court’s ruling, the Company and the plaintiff each appealed the ruling. The New Jersey Superior Court, Appellate Division heard oral arguments on the appeal on December 6, 2006. In March 2007, the appeals court affirmed the lower court’s verdict. The Company chose not to appeal the decision of the appeals court and, on April 11, 2007, paid $10.4 million, including accrued interest, to settle this litigation.

b.	The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS

(3.1)	Restated Certificate of Incorporation of the Company, as amended through May 9, 2005 – incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

(3.2)	By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003.

(10)	Church & Dwight Co., Inc. Stock Award Plan, as amended through February 22, 2007.

(11)	Computation of earnings per share.

(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC. (REGISTRANT)

DATE: August 7, 2007	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE: August 7, 2007	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

(3.1)	Restated Certificate of Incorporation of the Company, as amended through May 9, 2005 – incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

(3.2)	By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 19, 2003.

(10)	Church & Dwight Co., Inc. Stock Award Plan, as amended through February 22, 2007.

(11)	Computation of earnings per share.

(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.