Form 10-Q
period 2007-09-28
CHURCH & DWIGHT CO INC /DE/
filed 2007-11-06
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 1, 2007, there were 65,972,914 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net Sales	$580,438	$518,578	$1,641,245	$1,419,553
Cost of sales	351,031	315,618	995,269	862,808

Gross Profit	229,407	202,960	645,976	556,745
Marketing expense	69,700	62,620	181,654	150,174
Selling, general and administrative expenses	71,092	71,451	217,014	198,706

Income from Operations	88,615	68,889	247,308	207,865
Equity in earnings of affiliates	1,797	1,877	5,817	5,277
Investment earnings	1,964	1,132	5,117	3,629
Other income (expense), net	1,332	(690)	1,441	1,829
Interest expense	(14,489)	(14,605)	(43,906)	(37,429)

Income before minority interest and income taxes	79,219	56,603	215,777	181,171
Minority interest	(9)	(4)	(21)	(1)

Income before income taxes	79,228	56,607	215,798	181,172
Income taxes	27,512	17,943	78,450	66,155

Net Income	$51,716	$38,664	$137,348	$115,017

Weighted average shares outstanding - Basic	65,913	64,966	65,762	64,716
Weighted average shares outstanding - Diluted	70,341	69,065	70,225	68,752
Net income per share - Basic	$0.78	$0.60	$2.09	$1.78
Net income per share - Diluted	$0.75	$0.57	$2.00	$1.71
Dividends Per Share	$0.08	$0.07	$0.22	$0.19

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)	September 28, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$178,486	$110,476
Accounts receivable, less allowances of $3,441 and $2,258	271,802	231,403
Inventories	220,150	194,900
Deferred income taxes	5,353	9,410
Note receivable – current	1,263	—
Prepaid expenses	10,730	9,881

Total Current Assets	687,784	556,070
Property, Plant and Equipment (Net)	346,850	340,484
Note Receivable	3,682	5,226
Equity Investment in Affiliates	9,985	10,394
Long-term Supply Contracts	2,716	3,307
Tradenames and Other Intangibles	670,818	679,287
Goodwill	688,537	686,301
Other Assets	70,184	53,085

Total Assets	$2,480,556	$2,334,154

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$117,009	$102,267
Accounts payable and accrued expenses	298,719	290,546
Current portion of long-term debt	33,665	38,144
Income taxes payable	12,820	13,447

Total Current Liabilities	462,213	444,404
Long-term Debt	715,830	792,925
Deferred Income Taxes	149,956	134,269
Other Long Term Liabilities	73,213	46,763
Pension, Postretirement and Post employment Benefits	49,953	51,639
Minority Interest	166	317

Total Liabilities	1,451,331	1,470,317

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value Authorized 150,000,000 shares, issued 69,991,482 shares	69,991	69,991
Additional paid-in capital	112,531	90,399
Retained earnings	865,473	740,130
Accumulated other comprehensive income	26,016	12,153

	1,074,011	912,673
Common stock in treasury, at cost: 4,038,133 shares in 2007 and 4,630,388 shares in 2006	(44,786)	(48,836)

Total Stockholders’ Equity	1,029,225	863,837

Total Liabilities and Stockholders’ Equity	$2,480,556	$2,334,154

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 28, 2007	September 29, 2006
Cash Flow From Operating Activities
Net Income	$137,348	$115,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,097	38,142
Equity in earnings of affiliates	(5,817)	(5,277)
Distributions from unconsolidated affiliates	5,371	5,006
Deferred income taxes	21,284	14,134
Gain on sale of assets net of asset impairment charges and other asset write-offs	(1,202)	3,842
Non cash compensation expense	8,991	7,761
Unrealized foreign exchange gain	(2,308)	(1,559)
Other	198	162
Change in assets and liabilities:
Accounts receivable	(34,573)	(31,327)
Inventories	(21,760)	(22,618)
Prepaid expenses	(525)	3,369
Accounts payable and accrued expenses	2,811	(6,318)
Income taxes payable	11,620	(1,232)
Excess tax benefit on stock options exercised	(5,509)	(5,443)
Other liabilities	233	(4,369)

Net Cash Provided By Operating Activities	159,259	109,290

Cash Flow From Investing Activities
Additions to property, plant and equipment	(36,235)	(33,200)
Proceeds from sale of assets	7,213	—
Acquisitions (net of cash acquired)	(211)	(337,648)
Return of capital from equity affiliates	900	1,043
Proceeds from note receivable	—	1,150
Contingent acquisition payments	(1,002)	(1,396)
Other	(334)	(131)

Net Cash Used In Investing Activities	(29,669)	(370,182)

Cash Flow From Financing Activities
Long-term debt repayment	(81,575)	(23,184)
Long-term debt borrowings	—	250,000
Short-term debt borrowings - net	16,673	2,082
Bank overdrafts	(1,979)	(2,985)
Proceeds from stock options exercised	10,367	9,667
Excess tax benefit on stock options exercised	5,509	5,443
Purchase of treasury stock	(246)	—
Payment of cash dividends	(14,464)	(12,297)
Deferred financing costs	—	(2,019)

Net Cash (Used In) Provided by Financing Activities	(65,715)	226,707
Effect of exchange rate changes on cash and cash equivalents	4,135	3,320

Net Change in Cash and Cash Equivalents	68,010	(30,865)
Cash and Cash Equivalents at Beginning Of Period	110,476	126,678

Cash and Cash Equivalents at End Of Period	$178,486	$95,813

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
(Dollars in thousands)	September 28, 2007	September 29, 2006
Cash paid during the nine months for:
Interest (net of amounts capitalized)	$39,541	$34,009

Income taxes	$46,000	$53,078

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$1,233	$1,000

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$—	$362,778
Purchase price	—	(330,086)

Liabilities assumed	$—	$32,692

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 28, 2007

(Unaudited)

	Number of Shares		Amounts
(In thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Compre- hensive Income
December 31, 2006	69,991	(4,630)	$69,991	$(48,836)	$90,399	$740,130	$12,153
Net income	—	—	—	—	—	137,348	—	$137,348
Translation adjustments	—	—	—	—	—	—	14,094	14,094
Interest rate agreements (net of taxes)							(231)	(231)

Comprehensive income	—	—	—	—	—	—	—	$151,211

FIN No. 48 adoption adjustment	—	—	—	—	—	2,459	—
Cash dividends	—	—	—	—	—	(14,464)	—
Stock based compensation expense and stock option plan transactions (including tax benefit)	—	590	—	4,244	21,267	—	—
Stock purchases		(5)		(246)
Other stock issuances	—	7	—	52	865	—	—

September 28, 2007	69,991	(4,038)	$69,991	$(44,786)	$112,531	$865,473	$26,016

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated balance sheets as of September 28, 2007 and December 31, 2006, the condensed consolidated statements of income for the three and nine months ended September 28, 2007 and September 29, 2006, and the consolidated statements of cash flow and stockholders’ equity for the nine months ended September 28, 2007 and September 29, 2006 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 28, 2007 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the periods ended September 28, 2007 are not necessarily indicative of the operating results for the full year.

The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4 weeks - 4 weeks -5 weeks methodology. As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could include a partial or expanded week. Certain subsidiaries operating outside of North America are included for periods beginning and ending one month prior to the period presented, which enables timely processing of consolidating results. There were no material intervening events that occurred at these locations in the one month period prior to the period presented.

The Company incurred research & development expenses in the third quarter of 2007 and 2006 of $11.8 million and $11.5 million, respectively. The Company incurred research & development expenses in the first nine months of 2007 and 2006 of $33.4 million and $31.5 million, respectively. These expenses are included in selling, general and administrative expenses.

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

Included in the balance of unrecognized tax benefits at January 1, 2007, is $6.9 million of tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

The Company is subject to U.S. federal income tax as well as the income tax in multiple state and foreign jurisdictions. All U.S. federal income tax examinations of the Company for the years through 2003 have been effectively concluded. In October 2007, the Company was notified by the Internal Revenue Service that its 2005 federal income tax return had been selected for examination. Substantially all material state, local and foreign income tax matters have been effectively concluded for years through 2000.

The Company changed its policy for recording interest on certain unrecognized tax benefits from tax expense to interest expense. During the nine months ended September 28, 2007, the Company recognized approximately $0.9 million in interest and $1.3 million in tax expenses associated with uncertain tax positions.

3.	Inventories consist of the following:

(In thousands)	September 28, 2007	December 31, 2006
Raw materials and supplies	$56,915	$48,193
Work in process	10,545	10,706
Finished goods	152,690	136,001

	$220,150	$194,900

4.	Property, Plant and Equipment consist of the following:

(In thousands)	September 28, 2007	December 31, 2006
Land	$11,311	$13,463
Buildings and improvements	146,155	143,503
Machinery and equipment	429,291	399,730
Office equipment and other assets	38,770	38,254
Software	32,110	28,479
Mineral rights	1,447	1,241
Construction in progress	15,930	14,100

	675,014	638,770
Less accumulated depreciation and amortization	328,164	298,286

Net Property, Plant and Equipment	$346,850	$340,484

Depreciation and amortization of property, plant and equipment amounted to $8.8 million and $9.1 million for the three months ended September 28, 2007 and September 29, 2006, respectively. Depreciation and amortization of property, plant and equipment amounted to $27.4 million and $27.0 million for the nine months ended September 28, 2007 and September 29, 2006, respectively. Interest charges in the amount of $0.2 million and $0.1 million were capitalized in connection with construction projects for the three months ended September 28, 2007 and September 29, 2006, respectively. Interest charges in the amount of $0.6 million and $0.4 million were capitalized in connection with construction projects for the nine months ended September 28, 2007 and September 29, 2006, respectively. See Note 14 for changes to property, plant and equipment due to net assets sold in Canada.

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Basic	65,913	64,966	65,762	64,716
Dilutive effect of stock options	1,194	870	1,233	808
Dilutive effect of convertible debentures	3,234	3,229	3,230	3,228

Diluted	70,341	69,065	70,225	68,752

Anti-dilutive stock options outstanding - not included in the calculation of earnings per share	715	92	630	154

6.	Stock-Based Compensation

A summary of option activity during the nine months ended September 28, 2007 is as follows:

	Options (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	4,579	$25.61
Granted	615	49.00
Exercised	(590)	17.56
Cancelled	(40)	35.21

Outstanding at September 28, 2007	4,564	$29.69	6.3	$80,417

Exercisable at September 28, 2007	2,387	$21.16	4.4	$61,785

During the first quarter of 2007, the Company amended its stock option plan to provide that in the event a participant in the plan voluntarily terminates employment or is involuntarily terminated, without cause, and on the date of termination, such participant is at least 55 years old, has at least 5 years of service, and the participant’s combined age and years of service is equal to or greater than 65, then any stock options held by such employee, granted after the date of the amendment, may be exercised by such employee within a period of three years from the date of such termination of employment or, if earlier, the date such stock options otherwise would have expired provided that the options have vested before the end of such three year period or the expiration date as applicable. A participant is eligible for the exercise provision only if the participant executes a separation agreement, including non-competition, non-solicitation, confidentiality and non-disparagement provisions in a form acceptable to the Company and provides the Company with 120 days notice of the date of a voluntary termination. This change impacted the Company’s second quarter 2007 grant by accelerating expense of approximately $0.9 million into the second quarter. There were no modifications made to any options outstanding as of the date of the amendment described above.

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Intrinsic Value of Stock Options Exercised (in millions)	$2.0	$6.2	$17.5	$16.8
Stock Compensation Expense Related To Stock Option Awards (in millions)	$2.3	$2.8	$8.3	$7.6
Issued Stock Options (in thousands)	12	85	615	890
Average Fair Value of Stock Options Issued	$14.53	$14.52	$16.87	$13.55
Assumptions Used:
Risk-free interest rate	4.1%	4.7%	5.0%	5.0%
Expected life in Years	6.5	6.5	6.3	6.5
Expected volatility	23.9%	30.9%	25.0%	30.4%
Dividend Yield	0.7%	0.7%	0.6%	0.7%

The average fair value is based upon the Black Scholes option pricing model. The Company determined the option’s life based on historical exercise behavior and determined the option’s expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

Stock compensation expense related to restricted stock awards was $0.2 million in the third quarter of 2007 as compared to $0.1 million in the same period of 2006. This expense amounted to $0.7 million for the first nine months of 2007 as compared to $0.2 million for the period of 2006.

7.	Acquisitions

Orange Glo International, Inc.

On August 7, 2006, the Company acquired substantially all of the net assets of Orange Glo International, Inc. (the business represented by these assets is referred to as the “OGI business”), including laundry and cleaning products such as OXICLEAN, a premium-priced laundry pre-wash additive, KABOOM bathroom cleaner and ORANGE GLO household cleaner. The purchase price was $325.4 million, plus fees of approximately $4.6 million, which were financed through a $250.0 million addition to the Company’s existing bank credit facility and available cash. Assets acquired at the purchase date include intellectual property, permits, contracts, equipment, and books and records. The Company finalized the valuation of the OGI business in the second quarter of 2007. The Company completed the order processing, logistics and accounting phases of integrating the business and transferred the manufacturing of certain products to its existing plants in the third quarter of 2007.

8.	Goodwill and Other Intangible Assets

The following table provides information related to the carrying value of all intangible assets:

	September 28, 2007			December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$107,121	$(29,443)	$77,678	$86,606	$(24,000)	$62,606
Customer Relationships	131,366	(11,845)	119,521	130,526	(6,087)	124,439
Patents/Formulas	27,220	(11,025)	16,195	27,220	(8,653)	18,567
Non Compete Agreement	1,143	(667)	476	1,143	(583)	560

Total	$266,850	$(52,980)	$213,870	$245,495	$(39,323)	$206,172

Unamortizable intangible assets-carrying value
Tradenames	$456,948			$473,115

Intangible amortization expense amounted to $4.5 million for the third quarter of 2007 and $3.4 million for the same period of 2006. Intangible amortization expense amounted to $13.5 million for the first nine months of 2007 and $9.2 million for the same period of 2006. The Company’s estimated intangible amortization expense will be approximately $18.3 million in each of 2008 and 2009, approximately $17.1 million in 2010 and 2011, and approximately $16.5 million in 2012.

During the first nine months of 2006, the Company recorded tradename impairment charges of $2.7 million including $0.4 million related to Consumer Domestic brands, and $2.3 million related to Consumer International brands. These charges are included in selling, general and administrative expenses in the respective segments and were the result of increased competitive activity resulting in lost market share and lower forecasted sales and profitability. The amount of the impairment charges was determined by comparing the estimated fair value of the asset to its carrying amount. Fair value was estimated based on a “relief from royalty” discounted cash flow method. Under this method, the owner of an intangible asset must determine the arm’s length royalty that likely would have been charged if the owner had to license that asset from a third party.

During the fourth quarter of 2006, the Company determined that certain tradenames should be re-characterized from indefinite lived to finite lived assets. This conclusion was based upon recurring impairment charges, continued competition in the marketplace, and the determination of a key customer to discontinue a product sold under one of these tradenames. The carrying value of these tradenames as of December 31, 2006 was approximately $20.0 million, and is being amortized over lives ranging from 3 to 15 years beginning on January 1, 2007. These lives were determined based upon the estimated future cash flows of these brands.

The changes in the carrying amount of goodwill for the nine months ended September 28, 2007 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty	Total
Balance December 31, 2006	$630,489	$33,224	$22,588	$686,301
Goodwill associated with the OGI acquisition (1)	1,349	—	—	1,349
Additional Unilever contingent consideration	887	—	—	887

Balance September 28, 2007	$632,725	$33,224	$22,588	$688,537

(1)	Changes in the carrying amount of goodwill associated with the OGI acquisition primarily reflect final adjustments to the purchase price allocation and professional fees.

The Company performed its annual goodwill impairment test during the second quarter of 2007 and no adjustments were required.

9.	Short-term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)		September 28, 2007	December 31, 2006
Short-term borrowings
Securitization of accounts receivable due in April 2008		$115,000	$100,000
Various debt due to Brazilian banks		2,009	288
Bank overdraft debt		—	1,979

Total short-term borrowings		$117,009	$102,267

Long-term debt
Tranche A term loan facility		$205,667	$253,141
Incremental tranche A term loan facility		193,829	227,928
Amount due 2007	$8,416
Amount due 2008	$33,665
Amount due 2009	$57,128
Amount due 2010	$149,814
Amount due 2011	$66,310
Amount due 2012	$84,163
Convertible debentures due on August 15, 2033		99,999	100,000
Senior subordinated notes (6%) due December 22, 2012		250,000	250,000

Total long-term debt		749,495	831,069
Less: current maturities		33,665	38,144

Net long-term debt		$715,830	$792,925

The long-term debt principal payments required to be made are as follows:

(In thousands)
Due by September 28, 2008	$33,665
Due by September 28, 2009	51,263
Due by September 28, 2010	118,720
Due by September 28, 2011	83,632
Due by September 28, 2012	112,216
Due September 29, 2013 and subsequent	349,999

$749,495

During the third quarter and nine month period of 2007, the Company paid approximately $8.4 million and $81.6 million of its Tranche A term loan, of which $55.0 million were voluntary payments that were paid during the first nine months of 2007.

During the first quarter of 2007, securitization of accounts receivable was increased by $15.0 million in response to the accounts receivable activity generated from the OGI business. The proceeds from this transaction were used to pay down the Company’s long term debt, as the interest rates under the accounts receivable securitization facility are normally favorable than those under the Company’s long term debt.

In April 2007, the accounts receivable securitization facility was renewed with similar terms to the facility previously in place and with a new maturity date of April 2008.

10.	Comprehensive Income

The following table provides information relating to the Company’s comprehensive income for the three and nine months ended September 28, 2007 and September 29, 2006:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net Income	$51,716	$38,664	$137,348	$115,017
Other Comprehensive Income, Net of Tax:
Foreign Exchange Translation Adjustments	5,048	1,823	14,094	11,810
Interest Rate Hedge Agreements	(313)	—	(231)	—

Comprehensive Income	$56,451	$40,487	$151,211	$126,827

11.	Pension and Postretirement Plans

The following table discloses the net periodic benefit cost for the Company’s pension and postretirement plans for the three and nine months ended September 28, 2007 and September 29, 2006.

	Pension Costs Three Months Ended		Pension Costs Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Components of Net Periodic Benefit Cost:
Service cost	$713	$576	$2,061	$1,739
Interest cost	1,863	1,668	5,429	4,990
Expected return on plan assets	(2,040)	(1,619)	(5,917)	(4,864)
Amortization of prior service cost	4	—	11	—
Recognized actuarial loss	52	79	155	125

Net periodic benefit cost	$592	$704	$1,739	$1,990

	Postretirement Costs Three Months Ended		Postretirement Costs Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Components of Net Periodic Benefit Cost:
Service cost	$65	$129	$444	$387
Interest cost	245	301	966	903
Amortization of prior service cost	10	21	29	62
Recognized actuarial loss	5	5	16	14

Net periodic benefit cost	$325	$456	$1,455	$1,366

The Company made cash contributions of approximately $6.3 million to its pension plans during the first nine months of 2007. The Company estimates it will be required to make total cash contributions to its pension plans during the fourth quarter of approximately $1.6 million which will result in total contributions of approximately $7.9 million in 2007.

12.	Commitments, contingencies and guarantees

a.	In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium mineral deposits. The Company purchases the majority of its sodium raw material requirements from the partnership. This agreement terminates upon two years’ written notice by either company. The Company has an annual commitment to purchase 240,000 tons, at the prevailing market price. The Company is not engaged in any other material transactions with the partnership or the Company’s partner.

b.	On October 26, 2005, a New Jersey state court jury rendered a $15.0 million verdict against the Company. The verdict followed a trial involving a claim against the Company by Andes Trading de Mexico S.A., alleging that the Company breached a purported agreement granting the plaintiff exclusive distribution rights in Mexico with respect to the Company’s consumer products. Shortly after the verdict was rendered, the Company filed a motion for a new trial and for remittitur of the verdict. On December 9, 2005, the court granted the motion in part and denied it in part. The court reduced the damages to $9.8 million which was accrued for in 2005, but did not grant the Company’s request for new trial. Subsequent to the court’s ruling, the Company and the plaintiff each appealed the ruling. The New Jersey Superior Court, Appellate Division heard oral arguments on the appeal on December 6, 2006. In March 2007, the appeals court affirmed the lower court’s verdict. The Company chose not to appeal the decision of the appeals court and, on April 11, 2007, paid $10.4 million, including accrued interest, to settle this litigation.

c.	The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The FDA issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. The Company filed a response recommending alternative labeling to the FDA. While awaiting further FDA guidance, the Company implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9 and launched a public information campaign to communicate these messages to the affected communities. The Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s draft guidance and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

d.	The Company has commitments to acquire approximately $86.0 million of raw material, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders/requirements.

e.	The Company has $11.2 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as finished goods inventory, insurance claims and one year of rent on a warehouse in the event of the Company’s insolvency.

f.	In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition. The Company made cash payments of $1.0 million, and accrued a payment of $0.3 million in the first nine months of 2007. The payment and accrual were accounted for as additional purchase price. The Company has paid approximately $7.7 million, exclusive of the $0.3 million accrual, in additional performance-based payments since the acquisition.

g.	During the fourth quarter of 2006, the Company sold its Chicago plant at a price equivalent to the plant’s net book value. In conjunction with the sale, the Company entered into a seven year supply agreement with the purchaser for production of powder detergent at the plant. The supply agreement guarantees the purchaser a minimum annual production volume. If the annual production volume falls below the minimum, the Company is obligated to pay a shortfall penalty. This penalty is capped at $2.0 million over the life of the contract. As a result, the Company recorded a $1.3 million charge in the fourth quarter of 2006 which equates to the net present value of this penalty as the Company believes it is probable that it will not meet the minimum production levels in each year of the contract. The Company has accrued approximately $0.1 million of applicable interest expense in 2007 related to this obligation.

h.	The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position.

13.	Related Party Transactions

The Company divested the USA Detergents non-laundry business and other non-core assets to former USA Detergents executives in connection with its acquisition of USA Detergents in 2001. The Company has a $0.6 million ownership interest in the business operated by the former USA Detergents’ executives, also known as USA Detergents (“USAD”). The Company has been supplying USAD with certain laundry and cleaning products at cost plus a mark-up, and USAD had the exclusive rights to sell these products in Canada. In addition, the Company leases office and laboratory space to USAD under a separate agreement.

On June 2, 2006, the Company reacquired from USAD the distribution rights to Xtra laundry detergent and Nice N’ Fluffy liquid fabric softener in Canada for $7.0 million and agreed to make an additional performance based payment of a maximum of $2.5 million based upon Canadian sales of these products during the one year period following the closing date. Based on the performance of the business, no additional payments were required.

During the nine months ended September 28, 2007 and September 29, 2006, the Company sold $4.5 and $12.3 million, respectively, of laundry and cleaning products to USAD. Furthermore, the Company billed USAD $0.2 million for leased space in the first nine months of 2006. As of September 28, 2007 and September 29, 2006, the Company had outstanding gross accounts receivable from USAD of $2.5 and $2.7 million, respectively.

For the nine months ended September 28, 2007 and September 29, 2006, the Company invoiced Armand Products Company (“Armand”), which is 50% owned by the Company, $1.2 and $1.2 million, respectively, for administration and management oversight services (which was recorded as a reduction of selling, general and administrative expenses). Sales of Armand products to the Company over the same periods were $6.6 and $7.7 million, respectively. As of September 28, 2007 and September 29, 2006, the Company had outstanding accounts receivable from Armand of $1.1 and $1.2 million, respectively. Also, the Company had outstanding accounts payable to Armand of $1.1 and $0.8 million as of September 28, 2007 and September 29, 2006, respectively.

For the nine months ended September 28, 2007 and September 29, 2006, the Company invoiced The ArmaKleen Company, (“ArmaKleen”), which is 50% owned by the Company, $2.2 and $2.1 million, respectively, for administration and management oversight services (which was recorded as a reduction of selling, general and administrative expenses). Sales of inventory to ArmaKleen over the same periods were $3.9 and $3.9 million, respectively. As of September 28, 2007 and September 29, 2006, the Company had outstanding accounts receivable from ArmaKleen of $0.8 and $1.3 million, respectively.

14.	Gain on Sale of Property

In August 2007, the Company sold certain property owned by its Canadian subsidiary that had a net book value of $3.9 million. The Company received $7.2 million for the property, net of costs to sell. The gain on sale is included as a reduction of selling, general and administrative expenses and was allocated to the Consumer International segment.

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

The Company had 50% ownership interests in Armand, ArmaKleen and Esseco U.K. LLP (“Esseco”) as of September 28, 2007. Since the Company did not control these entities as of September 28, 2007, they were accounted for under the equity method in the consolidated financial statements of the Company. The equity earnings of Armand, ArmaKleen and Esseco are included in the Corporate segment.

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

Segment sales and income before taxes and minority interest for the three and nine month period ended September 28, 2007, and September 29, 2006, were as follows:

(in thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2007	$407,731	$105,630	$67,077	$—	$580,438
Third Quarter 2006	$370,101	$93,770	$54,707	$—	$518,578
First Three Quarters 2007	$1,166,328	$288,737	$186,180	$—	$1,641,245
First Three Quarters 2006	$1,005,167	$249,083	$165,303	$—	$1,419,553
Income before Minority Interest and Income Taxes(2)
Third Quarter 2007	$57,951	$15,208	$4,263	$1,797	$79,219
Third Quarter 2006	$42,769	$8,835	$3,122	$1,877	$56,603
First Three Quarters 2007	$159,307	$36,742	$13,911	$5,817	$215,777
First Three Quarters 2006	$142,748	$21,916	$11,230	$5,277	$181,171

(1)	Intersegment sales from Consumer International to Consumer Domestic were $0.9 million and $0.7 million for the three months ended, and $3.8 million and $6.4 million for the nine months ended September 28, 2007 and September 29, 2006, respectively.

(2)	In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit. The Corporate segment income consists of earnings in equity affiliates.

The following table discloses product line revenues from external customers for the three and nine months ended September 28, 2007 and September 29, 2006.

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Household Products	$262,606	$231,087	$749,214	$592,753
Personal Care Products	145,125	139,014	417,114	412,414

Total Consumer Domestic	407,731	370,101	1,166,328	1,005,167
Total Consumer International	105,630	93,770	288,737	249,083
Total SPD	67,077	54,707	186,180	165,303

Total Consolidated Net Sales	$580,438	$518,578	$1,641,245	$1,419,553

Household Products include deodorizing and cleaning products and laundry products. Personal Care Products include condoms, pregnancy kits, oral care and skin care products.

Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The Company’s 6% senior subordinated notes are fully and unconditionally guaranteed, by certain 100% owned domestic subsidiaries of the Company on a joint and several basis. The following information is presented in response to Rule 3-10 of Regulation S-X, promulgated by the Securities and Exchange Commission. The Guarantor subsidiaries’ net sales are principally to, and other operating activities are principally with, the Company, which is referred to in the table below as “Parent”.

Supplemental information for the condensed consolidated balance sheets at September 28, 2007 and December 31, 2006, and the condensed consolidated income statements for the three and nine months ended September 28, 2007 and September 29, 2006, and condensed consolidated statements of cash flows for the nine months ended September 28, 2007 and September 29, 2006 are summarized as follows (amounts in thousands):

Statements of Income	For the Three Months Ended September 28, 2007
	Total Consolidated	Eliminations	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Sales	$580,438	$(46,504)	$471,833	$34,820	$120,289
Cost of sales	351,031	(46,504)	313,533	14,760	69,242

Gross Profit	229,407	—	158,300	20,060	51,047
Marketing expenses	69,700	—	52,544	—	17,156
Selling, general and administrative expenses	71,092	—	45,789	10,868	14,435

Income from Operations	88,615	—	59,967	9,192	19,456
Equity in earnings of affiliates	1,797	—	1,585	—	212
Investment earnings	1,964	—	1,053	215	696
Intercompany dividends/interest	—	(7,000)	(4,762)	10,319	1,443
Other income (expense), net	1,332	—	1,020	—	312
Interest expense	(14,489)	—	(12,494)	—	(1,995)

Income before minority interest and taxes	79,219	(7,000)	46,369	19,726	20,124
Minority interest	(9)	—	—	—	(9)

Income before income taxes	79,228	(7,000)	46,369	19,726	20,133
Income taxes	27,512	—	18,068	3,779	5,665

Net Income	$51,716	$(7,000)	$28,301	$15,947	$14,468

	For the Three Months Ended September 29, 2006
	Total Consolidated	Eliminations	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Sales	$518,578	$(40,572)	$425,438	$30,873	$102,839
Cost of sales	315,618	(40,572)	282,986	13,058	60,146

Gross Profit	202,960	—	142,452	17,815	42,693
Marketing expenses	62,620	—	47,605	—	15,015
Selling, general and administrative expenses	71,451	—	53,929	1,906	15,616

Income from Operations	68,889	—	40,918	15,909	12,062
Equity in earnings of affiliates	1,877	—	1,706	—	171
Investment earnings	1,132	—	678	146	308
Intercompany dividends/interest	—	(6,500)	(4,111)	9,593	1,018
Other income (expense), net	(690)	—	(360)	(2)	(328)
Interest expense	(14,605)	—	(12,764)	—	(1,841)

Income before minority interest and taxes	56,603	(6,500)	26,067	25,646	11,390
Minority interest	(4)	—	—	—	(4)

Income before income taxes	56,607	(6,500)	26,067	25,646	11,394
Income taxes	17,943	—	8,851	3,990	5,102

Net Income	$38,664	$(6,500)	$17,216	$21,656	$6,292

	For the Nine Months Ended September 28, 2007
	Total Consolidated	Eliminations	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Sales	$1,641,245	$(134,410)	$1,344,519	$100,371	$330,765
Cost of sales	995,269	(134,410)	897,189	42,375	190,115

Gross Profit	645,976	—	447,330	57,996	140,650
Marketing expenses	181,654	—	137,566	—	44,088
Selling, general and administrative expenses	217,014	—	151,656	18,103	47,255

Income from Operations	247,308	—	158,108	39,893	49,307
Equity in earnings of affiliates	5,817	—	4,985	—	832
Investment earnings	5,117	—	2,712	658	1,747
Intercompany dividends/interest	—	(20,000)	(13,896)	29,086	4,810
Other income (expense), net	1,441	—	1,609	—	(168)
Interest expense	(43,906)	—	(38,396)	—	(5,510)

Income before minority interest and taxes	215,777	(20,000)	115,122	69,637	51,018
Minority interest	(21)	—	—	—	(21)

Income before income taxes	215,798	(20,000)	115,122	69,637	51,039
Income taxes	78,450	—	48,573	11,505	18,372

Net Income	$137,348	$(20,000)	$66,549	$58,132	$32,667

	For the Nine Months Ended September 29, 2006
	Total Consolidated	Eliminations	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Sales	$1,419,553	$(122,916)	$1,164,349	$94,984	$283,136
Cost of sales	862,808	(122,916)	777,629	40,403	167,692

Gross Profit	556,745	—	386,720	54,581	115,444
Marketing expenses	150,174	—	111,545	—	38,629
Selling, general and administrative expenses	198,706	—	145,036	6,260	47,410

Income from Operations	207,865	—	130,139	48,321	29,405
Equity in earnings of affiliates	5,277	—	5,103	—	174
Investment earnings	3,629	—	1,999	508	1,122
Intercompany dividends/interest	—	(19,000)	(11,153)	27,379	2,774
Other income (expense), net	1,829	—	2,819	(2)	(988)
Interest expense	(37,429)	—	(31,950)	—	(5,479)

Income before minority interest and taxes	181,171	(19,000)	96,957	76,206	27,008
Minority interest	(1)	—	—	—	(1)

Income before income taxes	181,172	(19,000)	96,957	76,206	27,009
Income taxes	66,155	—	45,262	11,452	9,441

Net Income	$115,017	$(19,000)	$51,695	$64,754	$17,568

Consolidating Balance Sheets

	September 28, 2007
	Total Consolidated	Eliminations	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Assets
Current Assets
Cash and cash equivalents	$178,486	$—	$92,369	$20,822	$65,295
Accounts receivable, less allowances	271,802	—	308	1,782	269,712
Inventories	220,150	—	139,741	6,393	74,016
Deferred income taxes	5,353	—	2,696	—	2,657
Note receivable – current	1,263	—	1,263	—	—
Prepaid expenses	10,730	—	6,172	—	4,558

Total Current Assets	687,784	—	242,549	28,997	416,238

Property, Plant and Equipment (Net)	346,850	—	246,019	42,923	57,908
Note Receivable	3,682	—	3,666	—	16
Equity Investment in Affiliates	9,985	—	8,964	—	1,021
Long-term Supply Contracts	2,716	—	2,716	—	—
Tradenames and Other Intangibles	670,818	—	415,880	177,030	77,908
Goodwill	688,537	—	675,605	—	12,932
Investments in Subs	—	(321,618)	360,986	—	(39,368)
Other Assets	70,184	(27,134)	90,917	338	6,063

Total Assets	$2,480,556	$(348,752)	$2,047,302	$249,288	$532,718

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$117,009	$—	$—	$—	$117,009
Accounts payable and accrued expenses	298,719	—	207,889	2,645	88,185
Current portion of long-term debt	33,665	—	33,665	—	—
Due to/from Subsidiaries	—	(26,923)	97,556	(134,696)	64,063
Income taxes payable	12,820	—	3,777	—	9,043

Total Current Liabilities	462,213	(26,923)	342,887	(132,051)	278,300

Long-term Debt	715,830	—	715,830	—	—
Deferred Income Taxes	149,956	—	138,272	—	11,684
Deferred and Other Long Term Liabilities	73,213	—	71,218	61	1,934
Pension, Postretirement and Postemployment Benefits	49,953	—	33,425	—	16,528
Minority Interest	166	—	4	—	162
Commitments and Contingencies

Total Liabilities	1,451,331	(26,923)	1,301,636	(131,990)	308,608

Stockholders’ Equity
Common Stock-$1.00 par value	69,991	(282,682)	69,985	225,703	56,985
Additional paid-in capital	112,531	(34,934)	107,802	4,940	34,723
Retained earnings	865,473	(1,268)	618,604	150,635	97,502
Accumulated other comprehensive income (loss)	26,016	(2,945)	(5,939)	—	34,900

	1,074,011	(321,829)	790,452	381,278	224,110
Common stock in treasury, at cost:	(44,786)	—	(44,786)	—	—

Total Stockholders’ Equity	1,029,225	(321,829)	745,666	381,278	224,110

Total Liabilities and Stockholders’ Equity	$2,480,556	$(348,752)	$2,047,302	$249,288	$532,718

	December 31, 2006
	Total Consolidated	Eliminations	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Assets
Current Assets
Cash and cash equivalents	$110,476	$(13,679)	$35,790	$20,302	$68,063
Accounts receivable, less allowances	231,403	—	1,511	1,357	228,535
Inventories	194,900	—	132,032	6,221	56,647
Deferred income taxes	9,410	—	7,242	—	2,168
Prepaid expenses	9,881	—	6,325	—	3,556

Total Current Assets	556,070	(13,679)	182,900	27,880	358,969

Property, Plant and Equipment (Net)	340,484	—	242,296	43,482	54,706
Note Receivable	5,226	—	4,928	—	298
Equity Investment in Affiliates	10,394	—	9,846	—	548
Long-term Supply Contracts	3,307	—	3,307	—	—
Tradenames and Other Intangibles	679,287	—	427,538	177,068	74,681
Goodwill	686,301	—	673,368	—	12,933
Investments in Subs	—	(316,617)	360,986	—	(44,369)
Other Assets	53,085	(29,357)	68,455	411	13,576

Total Assets	$2,334,154	$(359,653)	$1,973,624	$248,841	$471,342

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$102,267	$—	$1,979	$—	$100,288
Accounts payable and accrued expenses	290,546	1	209,927	2,589	78,029
Current portion of long-term debt	38,144	—	38,144	—	—
Due to/from Subsidiaries	—	(43,035)	62,418	(100,774)	81,391
Income taxes payable	13,447	—	5,892	3,845	3,710

Total Current Liabilities	444,404	(43,034)	318,360	(94,340)	263,418

Long-term Debt	792,925	—	792,925	—	—
Deferred Income Taxes	134,269	—	117,581	—	16,688
Deferred and Other Long Term Liabilities	46,763	—	45,639	36	1,088
Pension, Postretirement and Postemployment Benefits	51,639	—	34,154	—	17,485
Minority Interest	317	—	4	—	313
Commitments and Contingencies

Total Liabilities	1,470,317	(43,034)	1,308,663	(94,304)	298,992

Stockholders’ Equity
Common Stock-$1.00 par value	69,991	(277,682)	69,985	225,703	51,985
Additional paid-in capital	90,399	(34,728)	85,459	4,940	34,728
Retained earnings	740,130	(1,268)	564,061	112,502	64,835
Accumulated other comprehensive income (loss)	12,153	(2,941)	(5,708)	—	20,802

	912,673	(316,619)	713,797	343,145	172,350
Common stock in treasury, at cost:	(48,836)	—	(48,836)	—	—

Total Stockholders’ Equity	863,837	(316,619)	664,961	343,145	172,350

Total Liabilities and Stockholders’ Equity	$2,334,154	$(359,653)	$1,973,624	$248,841	$471,342

Statements of Cash Flow

	For the Nine Months Ended September 28, 2007
	Total Consolidated	Eliminations	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flow From Operating Activities
Net Income	$137,348	$(20,000)	$66,549	$58,132	$32,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,097	—	35,061	2,686	5,350
Equity in earnings of affiliates	(5,817)	—	(4,985)	—	(832)
Distributions from unconsolidated affiliates	5,371	—	4,966	—	405
Deferred income taxes	21,284	—	18,017	—	3,267
Asset impairment charges and other asset write-offs	(1,202)	—	1,409	518	(3,129)
Non cash compensation expense	8,991	—	8,991	—	—
Unrealized foreign exchange gain	(2,308)	—	(1,101)	—	(1,207)
Other	198	—	198	—	—
Change in assets and liabilities:
Accounts receivable	(34,573)	—	1,202	(425)	(35,350)
Inventories	(21,760)	—	(8,811)	(172)	(12,777)
Prepaid expenses	(525)	—	154	—	(679)
Accounts payable and accrued expenses	2,811	—	(761)	56	3,516
Income taxes payable	11,620		6,358	—	5,262
Excess tax benefit on stock options exercised	(5,509)	—	(5,509)	—	—
Intercompany activity	—	—	51,692	(37,428)	(14,264)
Other liabilities	233	—	2,599	24	(2,390)

Net Cash Provided By (Used In) Operating Activities	159,259	(20,000)	176,029	23,391	(20,161)

Cash Flow From Investing Activities
Additions to property, plant and equipment	(36,235)	—	(26,751)	(2,945)	(6,539)
Proceeds from sale of assets	7,213	—	—	—	7,213
Acquisitions (net of cash acquired)	(211)	—	(211)	—	—
Return of capital from equity affiliates	900	—	900	—	—
Contingent acquisition payments	(1,002)	—	(1,002)	—	—
Other	(334)	—	(484)	74	76

Net Cash (Used In) Provided By Investing Activities	(29,669)	—	(27,548)	(2,871)	750

Cash Flow From Financing Activities
Long-term debt repayment	(81,575)	—	(81,575)	—	—
Short-term debt borrowings - net	16,673	—	—	—	16,673
Bank overdrafts	(1,979)	—	(1,979)	—	—
Proceeds from stock options exercised	10,367	—	10,367	—	—
Excess tax benefit on stock options exercised	5,509	—	5,509	—	—
Purchase of treasury stock	(246)	—	(246)	—	—
Payment of cash dividends	(14,464)	20,000	(14,464)	(20,000)	—
Intercompany financing	—	—	4,165	—	(4,165)

Net Cash (Used In) Provided By Financing Activities	(65,715)	20,000	(78,223)	(20,000)	12,508
Effect of exchange rate changes on cash and cash equivalents	4,135	—	—	—	4,135

Net Change in Cash and Cash Equivalents	68,010	—	70,258	520	(2,768)
Cash and Cash Equivalents at Beginning Of Period	110,476	—	22,111	20,302	68,063

Cash and Cash Equivalents at End Of Period	$178,486	$—	$92,369	$20,822	$65,295

	For the Nine Months Ended September 29, 2006
	Total Consolidated	Eliminations	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flow From Operating Activities
Net Income	$115,017	$(19,000)	$51,695	$64,754	$17,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,142	—	29,955	2,592	5,595
Equity in earnings of affiliates	(5,277)	—	(5,277)	—	—
Distributions from unconsolidated affiliates	5,006	—	5,006	—	—
Deferred income taxes	14,134	—	16,362	—	(2,228)
Asset impairment charges and other asset write-offs	3,842	—	1,220	—	2,622
Non cash compensation expense	7,761	—	7,761	—	—
Unrealized foreign exchange gain	(1,559)	—	(700)	—	(859)
Other	162	—	162	—	—
Change in assets and liabilities:
Accounts receivable	(31,327)	—	(14,582)	(153)	(16,592)
Inventories	(22,618)	—	(9,476)	664	(13,806)
Prepaid expenses	3,369	—	2,535	—	834
Accounts payable and accrued expenses	(6,318)	—	(6,676)	(285)	643
Income taxes payable	(1,232)		(5,777)	3,394	1,151
Excess tax benefit on stock options exercised	(5,443)	—	(5,443)	—	—
Intercompany activity	—	—	44,412	(44,412)	—
Other liabilities	(4,369)	—	(3,737)	22	(654)

Net Cash Provided By (Used In) Operating Activities	109,290	(19,000)	107,440	26,576	(5,726)

Cash Flow From Investing Activities
Additions to property, plant and equipment	(33,200)	—	(25,395)	(5,210)	(2,595)
Acquisitions (net of cash acquired)	(337,648)	—	(337,560)	—	(88)
Return of capital from equity affiliates	1,043	—	1,043	—	—
Proceeds from note receivable	1,150	—	1,150	—	—
Contingent acquisition payments	(1,396)	—	(1,396)	—	—
Other	(131)	—	178	—	(309)

Net Cash Used In Investing Activities	(370,182)	—	(361,980)	(5,210)	(2,992)

Cash Flow From Financing Activities
Long-term debt repayment	(23,184)	—	(22,204)	—	(980)
Long-term debt Borrowings - net	250,000	—	250,000	—	—
Short-term debt borrowings - net	2,082	—	—	—	2,082
Bank overdrafts	(2,985)	—	(2,985)	—	—
Proceeds from stock options exercised	9,667	—	9,667	—	—
Excess tax benefit on stock options exercised	5,443	—	5,443	—	—
Payment of cash dividends	(12,297)	19,000	(12,297)	(19,000)	—
Intercompany financing	—	—	3,995	—	(3,995)
Deferred financing costs	(2,019)	—	(2,019)	—	—

Net Cash (Used In) Provided by Financing Activities	226,707	19,000	229,600	(19,000)	(2,893)
Effect of exchange rate changes on cash and cash equivalents	3,320		—	—	3,320

Net Change in Cash and Cash Equivalents	(30,865)	—	(24,940)	2,366	(8,291)
Cash and Cash Equivalents at Beginning Of Period	126,678	—	48,809	17,110	60,759

Cash and Cash Equivalents at End Of Period	$95,813	$—	$23,869	$19,476	$52,468

16.	Subsequent Event

Subsequent to September 28, 2007, the Company announced an internal reorganization of certain functions relating to its Canadian subsidiary. The Company has notified certain employees in these functions that they will be severed and has reached a verbal agreement with one of its distributors to terminate its distribution contract. The total cost of the severance and contract termination is approximately $4.0 million and will be charged to the Consumer International segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated Results

Net Sales

Net Sales for the quarter ended September 28, 2007 were $580.4 million, $61.9 million or approximately 11.9% above last year’s third quarter. The increase is in part due to the business acquired by the Company from Orange Glo International, Inc. during the third quarter of 2006 (the “OGI business”). OGI business net sales for the portion of the 2007 quarter prior to the first anniversary of the acquisition of the OGI business accounted for approximately 5% of the increase in net sales, and foreign exchange rates accounted for 1% of the increase. The balance of the increase is a result of unit volume increases (across all segments) and price increases in the Specialty Products Division segment partially offset by higher trade promotion expenses.

Net Sales for the nine months ended September 28, 2007 were $1,641.2 million, $221.7 million or 15.6% above last year’s comparable nine month period. The increase is largely due to the impact of the OGI business and the SPINBRUSH toothbrush business, which collectively accounted for approximately 11% of the increase in net sales; the effect of foreign exchange rates accounted for approximately 1% of the increase. The balance of the increase is a result of unit volume increases partially offset by higher trade promotion and slotting expenses. Following the acquisition of the SPINBRUSH business and during the transition period prior to April 1, 2006, the seller of the SPINBRUSH business maintained responsibility for sales and other functions in the U.S., Canada and the U.K.; therefore, the Company accounted for the net cash received as other revenue. The Company assumed responsibility for all SPINBRUSH functions in the U.S., Canada and the U.K. on April 1, 2006, and has recognized the gross amount of sales and expenses from the SPINBRUSH business for the U.S. and foreign locations since that date.

Operating Costs

The Company’s gross profit was $229.4 million during the quarter ended September 28, 2007, a $26.4 million increase as compared to the same period in 2006. The Company’s gross margin increased 40 basis points to 39.5%. Gross profit reflects the impact of the OGI business, higher sales volume and foreign exchange rates, partially offset by higher trade promotion expenses. In addition to the impact of the OGI business, the increase in gross margin is principally due to cost reduction programs which serve to minimize continuing price increases for resins, corrugated paper, soda ash and certain other raw materials. For the nine month period, gross profit increased $89.2 million to $646.0 million. Gross margin increased to 39.4% for the first nine months of 2007 as compared to 39.2% in 2006. The reasons for the gross profit increase are the same as those described previously with respect to the third quarter of 2007.

Marketing expenses in the third quarter of 2007 were $69.7 million, an increase of $7.1 million as compared to the same period last year. This increase is primarily due to expenses in support of the OGI business product lines for the portion of the 2007 quarter prior to the first anniversary of the acquisition of the OGI business, and an increase in expenses for certain personal care products. Marketing expenses for the nine months ended September 28, 2007 were $181.7 million, an increase of $31.5 million as compared to the first nine months of the prior year. The increase principally was due to support for acquired businesses, an increase in expenses for certain personal care products and the effect of foreign exchange rates.

Selling, general and administrative expenses (“SG&A”) of $71.1 million in the third quarter of 2007 decreased $0.4 million as compared to the third quarter of last year. The decrease was primarily due to the closing of the Company’s previously announced sale of certain property owned by its Canadian subsidiary for $7.2 million. The $3.3 million gain before taxes on this transaction reduced SG&A. This gain was partially offset by higher selling expenses in support of higher sales, higher information system costs, the effect of foreign exchange rates and an increase in legal expenses. SG&A expenses for the first nine months of 2007 were $217.0 million, an increase of $18.3 million as compared to the same period in 2006. The increase primarily is due to higher selling expenses in support of higher sales, higher stock based compensation costs, higher information system costs, an increase in legal costs and the effect of foreign exchange rates partially offset by the gain recorded on the sale of the Canadian property. In addition, SG&A for the first nine months of 2006 reflected intangible asset impairment charges of $2.7 million.

Other Income and Expenses

Equity in earnings of affiliates of $1.8 million was approximately the same in the third quarter of 2007 as in the same period in 2006. For the nine months ended September 28, 2007, equity in earnings of affiliates was $5.8 million as compared to $5.3 million for the same period in 2006. The increase is primarily due to the earnings of the Esseco U.K. LLP joint venture.

Other income was approximately $1.3 million in the third quarter of 2007 as compared to other expense of $0.7 million in the same period of 2006. For the first nine months of 2007, other income/expense was $1.4 million as compared to $1.8 million for the same period in 2006. Other income/expenses in both years principally reflect foreign exchange gains and losses. Also in the comparable 2006 period, other income/expenses included the fair market value of common stock the Company received in connection with the demutualization of an insurance company in which the Company was the policyholder of a guaranteed annuity contract associated with a defined benefit plan.

Interest expense in the three month period ended September 28, 2007 decreased $0.1 million compared to the same period in 2006. This was due to lower average bank debt outstanding as a result of mandatory repayments offset by higher interest expense associated with the debt used to finance the OGI business acquisition; this debt was not outstanding during the comparable period in 2006. Interest expense in the nine month period ended September 28, 2007 increased $6.5 million, as compared to the same period in 2006, as a result of the increase in debt to fund the OGI business acquisition. Investment earnings increased $0.8 million for the third quarter of 2007 and $1.5 million for the first nine months of 2007 as a result of higher cash available for investment.

Taxation

The third quarter 2007 tax rate was 34.7% as compared to 31.7% during the third quarter of 2006. The third quarter 2007 tax rate includes a $1.3 million benefit due to the reduction of tax liabilities relating to the U.S. and Australia. The third quarter 2007 tax rate also includes the benefit of the research tax credit which was reinstated by Congress in December 2006. The third quarter 2006 tax rate includes a $3.3 million reduction of tax liabilities primarily related to the completion of tax audits, offset by a valuation allowance of $1.5 million on deferred tax assets for one of the Company’s foreign subsidiaries. The third quarter 2006 was also unfavorably impacted by the expiration of the research tax credit on December 31, 2005.

The tax rate for the nine months ended September 28, 2007 was 36.4% as compared to 36.5% for the same period last year. The tax rate for the nine months ended September 28, 2007 includes a charge of $2.8 million, relating to a valuation allowance on deferred tax assets for one of the Company’s foreign subsidiaries. The tax rate for the nine months ended September 28, 2007 also includes the $1.3 million benefit due to the reduction of tax liabilities described above. For the nine months ended September 29, 2006, the tax rate includes the previously described $3.3 million reduction of tax liabilities primarily as a result of the completion of a tax audit, offset by a valuation allowance of $1.5 million on deferred tax assets for the same foreign subsidiary. The tax rate for the nine months ended September 29, 2006 was negatively affected by the expiration of the research tax credit on December 31, 2005, which was reinstated in the fourth quarter of 2006.

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

The Company had 50% ownership interests in Armand Products Company (“Armand”), The ArmaKleen Company (“Armakleen”), and Esseco U.K. LLP (“Esseco”) as of September 28, 2007. Since the Company did not control these entities as of September 28, 2007, they were accounted for under the equity method in the consolidated financial statements of the Company. The equity earnings of Armand, Armakleen and Esseco are included in the Corporate segment.

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

Segment sales and income before taxes and minority interest for the three and nine month period ended September 28, 2007, and September 29, 2006, were as follows:

(in thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales (1)
Third Quarter 2007	$407,731	$105,630	$67,077	$—	$580,438
Third Quarter 2006	$370,101	$93,770	$54,707	$—	$518,578
First Three Quarters 2007	$1,166,328	$288,737	$186,180	$—	$1,641,245
First Three Quarters 2006	$1,005,167	$249,083	$165,303	$—	$1,419,553
Income before Minority Interest and Income Taxes(2)
Third Quarter 2007	$57,951	$15,208	$4,263	$1,797	$79,219
Third Quarter 2006	$42,769	$8,835	$3,122	$1,877	$56,603
First Three Quarters 2007	$159,307	$36,742	$13,911	$5,817	$215,777
First Three Quarters 2006	$142,748	$21,916	$11,230	$5,277	$181,171

(1)	Intersegment sales from Consumer International to Consumer Domestic were $0.9 million and $0.7 million for the three months ended, and $3.8 million and $6.4 million for the nine months ended September 28, 2007 and September 29, 2006, respectively.

(2)	In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit. The Corporate segment income consists of earnings in equity affiliates.

Product line revenues for external customers for the three and nine months ended September 28, 2007, and September 29, 2006, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Household Products	$262,606	$231,087	$749,214	$592,753
Personal Care Products	145,125	139,014	417,114	412,414

Total Consumer Domestic	407,731	370,101	1,166,328	1,005,167
Total Consumer International	105,630	93,770	288,737	249,083
Total SPD	67,077	54,707	186,180	165,303

Total Consolidated Net Sales	$580,438	$518,578	$1,641,245	$1,419,553

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2007 were $407.7 million, a $37.6 million or approximately 10% increase as compared to the third quarter of 2006. Of the increase, approximately 6% is due to net sales of the OGI business for the portion of the 2007 quarter prior to the first anniversary of the acquisition of the OGI business and the balance is due to higher unit volumes, partially offset by increased trade promotion expenses. Sales of ARM & HAMMER liquid laundry detergent, which include sales for the first phase of the Company’s shift to concentrated liquid detergent were higher than in last year’s third quarter. Other brands that contributed to higher sales were SPINBRUSH battery-operated toothbrushes, ARM & HAMMER SUPER SCOOP cat litter, TROJAN condoms, and ARM & HAMMER Dental Care. These increases were partially offset by lower sales of other toothpaste brands, lower antiperspirant sales and higher slotting expenses, primarily in support of new product launches.

Net Sales for the nine months ended September 28, 2007 were $1,166.3 million, an increase of $161.2 million or approximately 16% compared to net sales during last year’s first nine month period. The increase is primarily due to the OGI business acquisition. Higher unit volumes were partially offset by increased trade and consumer promotion expenses.

Consumer Domestic Income before Minority Interest and Income Taxes for the third quarter of 2007 was $58.0 million, a $15.2 million increase as compared to the third quarter of 2006, and for the nine month period ended September 28, 2007 was $159.3 million, an increase of $16.6 million as compared to the same period of 2006. Profits resulting from the OGI business were partially offset by higher marketing costs on pre-existing products, higher SG&A expenses, and higher interest expenses resulting from the OGI acquisition.

Consumer International

Consumer International net sales were $105.6 million in the third quarter of 2007, an increase of $11.9 million or approximately 13% as compared to the third quarter of 2006. Of the increase, approximately 7% is associated with favorable foreign exchange rates, approximately 2% is associated with the OGI acquisition and the balance is associated with higher sales of personal care products and household products in Canada, skin care and oral care products in France, skin care products in Australia, and depilatory products in Brazil, partially offset by the loss of a distribution arrangement to sell certain personal care products in the UK.

Consumer International net sales in the first nine months of 2007 were $288.7 million, an increase of $39.7 million, or approximately 16% as compared to the same period in 2006. Of the increase, approximately 6% is associated with the OGI and SPINBRUSH acquisitions, 6% is associated with favorable foreign exchange rates and the balance is associated with higher sales of personal care and household products in Canada, skin care and oral care products in France, skin care products in Australia, oral care products in the UK and depilatory products in Brazil, partially offset by the loss of a distribution arrangement to sell certain personal care products in the UK.

Consumer International Income before Minority Interest and Income Taxes was $15.2 million in the third quarter of 2007, a $6.4 million increase as compared to the third quarter of 2006, and for the first nine months of 2007 was $36.7 million, a $14.8 million increase as compared to the first nine months of 2006. The increase is a result of higher profits associated with sales in Canada, France, Australia and Brazil, and the contribution from the OGI business. The third quarter includes a $3.3 million gain associated with the sale of certain property owned by the Company’s Canadian subsidiary. In addition, in the first nine months of 2006, the segment incurred intangible asset impairment charges of $2.3 million.

Specialty Products (SPD)

Specialty Products net sales were $67.1 million in the third quarter of 2007, an increase of $12.4 million, or 22.6% as compared to the third quarter of 2006. Specialty Products sales increased due to higher unit volumes and improved pricing in both animal nutrition and specialty chemicals. The animal nutrition sales increase also reflects a pricing surcharge enacted during the third quarter of 2007 on certain products to recover extraordinary cost increases for a key raw material.

Specialty Products net sales were $186.2 million for the nine months ended September 28, 2007, an increase of $20.9 million, or 12.6% as compared to the same nine month period in 2006. The reasons for the increase are the same as described with respect to the third quarter of 2007.

Specialty Products Income before Minority Interest and Income Taxes was $4.3 million in the third quarter of 2007, an increase of $1.1 million as compared to the third quarter of 2006, and was $13.9 million for the nine months ended September 28, 2007, an increase of $2.7 million as compared to the first nine months in 2006. The increase is principally the result of profits on higher net sales, partially offset by higher raw material costs for certain animal nutrition and specialty chemical products.

Liquidity and Capital Resources

Net Debt

The Company had outstanding total debt of $866.5 million and cash of $178.5 million (of which approximately $62.8 million resides in foreign subsidiaries) at September 28, 2007. Total debt less cash (“net debt”) was $688.0 million at September 28, 2007. This compares to total debt of $933.3 million and cash of $110.5 million, resulting in net debt of $822.8 million at December 31, 2006.

The Company entered into two cash flow hedge agreements covering $100.0 million of zero cost collars, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its Tranche A term loan debt. The hedge agreements have terms of 5 and 3 years, respectively, each with a cap of 6.50% and a floor of 3.57%. There was no income statement impact as a result of these agreements as all changes in the hedging options’ fair value are recorded in Accumulated Other Comprehensive Income on the balance sheet.

	Nine Months Ended
Cash Flow Analysis (In millions)	September 28, 2007	September 29, 2006
Net Cash Provided by Operating Activities	$159.3	$109.3
Net Cash Used in Investing Activities	$(29.7)	$(370.2)
Net Cash Used in Financing Activities	$(65.7)	$226.7

Net Cash Provided by Operating Activities – The Company’s net cash provided by operations in the first nine months of 2007 increased $50.0 million to $159.3 million as compared to the same period in 2006. The increase was primarily due to higher net income, higher depreciation and amortization expense, higher non cash stock compensation expense and increases in income taxes payable that were offset by other working capital changes. The Company anticipates that its cash from operations will be sufficient to meet its capital expenditure program costs, pay its dividends at current rates and meet its mandatory debt repayment schedule over the next twelve months.

For the nine months ending September 28, 2007, the components of working capital that significantly impacted operating cash flow are as follows:

Accounts receivable increased $34.6 million due to increases at certain foreign subsidiaries as a result of seasonality of certain products and business growth.

Inventories increased $21.8 million primarily due to support of higher anticipated sales, as well as increased SPINBRUSH inventories to support the year-end holiday season, and higher inventories as part of the transition of OGI business manufacturing from contract manufacturers to Company facilities.

Accounts payable and other accrued expenses increased $2.8 million primarily due to increased marketing and interest expense offset by the $10.4 million litigation settlement described in Note 12 (b) to the consolidated financial statements included in this report, and the timing of payments related to increased payables at December 31, 2006.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2007 was $29.7 million, reflecting $36.2 million of additions for property, plant and equipment. Offsetting these investing activities were proceeds received from the sale of Canadian property of $7.2 million. (See Note 14 for more details on the sale of the Canadian property.)

Net Cash Used in Financing Activities – Net cash used in financing activities during the first nine months of 2007 was $65.7 million. This reflects voluntary and mandatory payments on the Tranche A term loan of $81.6 million and the payment of cash dividends of $14.5 million. Offsetting these transactions were an increase of $15.0 million in short-term borrowings related to the Company’s accounts receivable securitization facility (which was used to make voluntary Tranche A term loan payments), and proceeds of and tax benefits from stock option exercises of $15.9 million.

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility. Management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was $293.1 million for the first nine months of 2007. The leverage ratio (total debt to Adjusted EBITDA) for the 12 months ended September 28, 2007 was 2.34 which is below the maximum of 3.75 permitted under the credit facility, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for the twelve months ended September 28, 2007 was 6.09 which is above the minimum of 3.0 permitted under the credit facility. The Company’s obligations under the credit facility are secured by the assets of the Company and certain domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the nine months ended September 28, 2007 is as follows (in millions):

Net Cash Provided by Operating Activities	$159.3
Interest Expense	43.9
Current Portion Of Income Tax Provision	57.2
Tax Benefit On Stock Options Exercised	5.5
Change in Working Capital and Other Liabilities	42.2
Investment Income	(5.1)
Litigation settlement (see Note 12)	(10.4)
Other	0.5

Adjusted EBITDA (per loan agreement)	$293.1

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

Included in the balance of unrecognized tax benefits at January 1, 2007, is $6.9 million of tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

The Company is subject to U.S. federal income tax as well as the income tax in multiple state and foreign jurisdictions. All U.S. federal income tax examinations of the Company for the years through 2003 have been effectively concluded. In October 2007, the Company was notified by the Internal Revenue Service that its 2005 federal income tax return had been selected for examination. Substantially all material state, local and foreign income tax matters have been effectively concluded for years through 2000.

The Company changed its policy for recording interest on certain unrecognized tax benefits from tax expense to interest expense. During the nine months ended September 28, 2007, the Company recognized approximately $0.9 million in interest and $1.3 million in tax expenses associated with uncertain tax positions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company has short and long-term debt that are floating rate obligations. If the floating rate were to change by 100 basis points from the September 28, 2007 level, annual interest expense associated with the floating rate debt would be affected by approximately $5.2 million.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Brazilian Real.

The Company is also subject to foreign exchange translation exposure as a result of its foreign operations. A 10% change in the exchange rates for the U.S. Dollar to the currencies noted above at September 28, 2007 would affect currency gain or loss by approximately $3.3 million.

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

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements relating to, among other matters, short- and long-term financial objectives, sales and earnings growth, margin improvement, marketing and advertising spending, research and development spending and the effect of the SPINBRUSH and OGI business acquisitions and the operational transition of these businesses with the Company and reorganization costs. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events and price increases on consumer demand), raw material and energy prices, the financial condition of major customers, the integration of the OGI business and the effect on marketing spending of product introduction timelines. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, and environmental remediation. For a description of additional factors that could cause actual results to differ materially from the forward looking statements, see the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, including the information in Item 1A, “Risk Factors.”

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

ITEM 6.	EXHIBITS

(3.1)	Restated Certificate of Incorporation of the Company, as amended through May 9, 2005 – incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

(3.2)	By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated November 5, 2007.

(10)	Church & Dwight Co., Inc. Stock Award Plan, as amended through February 22, 2007 – incorporated by reference to the Company’s Form 10Q for the quarter ended June 29, 2007.

(11)	Computation of earnings per share.

(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC. (REGISTRANT)

DATE: November 6, 2007	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE: November 6, 2007	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

(3.1)	Restated Certificate of Incorporation of the Company, as amended through May 9, 2005 – incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

(3.2)	By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated November 5, 2007.

(10)	Church & Dwight Co., Inc. Stock Award Plan, as amended through February 22, 2007 – incorporated by reference to the Company’s Form 10Q for the quarter ended June 29, 2007.

(11)	Computation of earnings per share.

(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.