Form 10-K
period 2007-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2008-02-27
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission File Number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 North Harrison Street, Princeton, N.J.	08543-5297
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (609) 683-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.9 billion. For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 29, 2007.

As of February 22, 2008, 66,370,203 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 29, 2008 are incorporated by reference in Items 10 through 14 of Item III of this Annual Report on Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements including among others, statements relating to short- and long-term financial objectives, sales and earnings growth, margin improvement, marketing spending, capital expenditures, pricing changes in certain of the Company’s products and the timing of benefits from such pricing changes, new product introductions, the effect of the acquisition of substantially all of the net assets of Orange Glo International, Inc., earnings per share and the adoption of certain accounting principles and the anticipated effect of such principles on the Company’s consolidated financial statements. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, the financial condition of major customers, and increased marketing spending. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect actual results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the divestiture of assets.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART I

PART I

ITEM 1. BUSINESS

GENERAL

The Company, founded in 1846, develops, manufactures and markets a broad range of household, personal care and specialty products under well-recognized brand names, including ARM & HAMMER and TROJAN. The Company’s business is divided into three primary segments, Consumer Domestic, Consumer International and Specialty Products. The Consumer Domestic segment includes household products for deodorizing and cleaning, such as ARM & HAMMER baking soda and cat litter and SCRUB FREE and BRILLO cleaning products; and laundry products, such as XTRA and ARM & HAMMER laundry detergents, OXICLEAN pre-wash laundry additive and XTRA NICE’N FLUFFY fabric softeners. This segment also includes personal care products, such as TROJAN condoms, NAIR depilatories, FIRST RESPONSE and ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant, ARM & HAMMER, MENTADENT, CLOSE-UP, PEPSODENT and AIM toothpastes and SPINBRUSH battery-operated toothbrushes. The Consumer International segment primarily sells a variety of personal care products, some of which use the same brands as our domestic product lines, in international markets, including France, the United Kingdom, Canada, Mexico, Australia, Spain, Brazil and China. The Specialty Products segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2007, the Consumer Domestic, Consumer International and Specialty Products segments represented approximately 71%, 17% and 12%, respectively, of the Company’s net sales.

All domestic brand “rankings” contained in this report are based on dollar share rankings from AC Nielsen FDM excluding Wal-Mart for the 52 weeks ending December 29, 2007. Foreign brand “rankings” are derived from several sources.

FINANCIAL INFORMATION ABOUT SEGMENTS

As noted above, the Company’s business is organized into three reportable segments, Consumer Domestic, Consumer International and Specialty Products (“SPD”). These segments are based on differences in the nature of products and organizational and ownership structures. The businesses of these segments generally are not seasonal, although the Consumer Domestic and Consumer International segments are affected by sales of SPINBRUSH, which typically are higher during the fall, in advance of the holiday season, and sales of the depilatories and waxes product group, which typically are higher in the spring and summer months. Information concerning the net sales, operating income and identifiable assets of each of the segments is set forth in Note 18 to the consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is Item 7 of this report.

CONSUMER PRODUCTS

Consumer Domestic

Principal Products

The Company’s founders first marketed baking soda in 1846 for use in home baking. Today, this product has a wide variety of uses in the home, including as a refrigerator and freezer deodorizer, scratchless cleaner and deodorizer for kitchen surfaces and cooking appliances, bath additive, dentifrice, cat litter deodorizer, and swimming pool pH stabilizer. The Company specializes in baking soda-based products, as well as other products which use the same raw materials or technology or are sold in the same markets. In addition, this segment includes other deodorizing and household cleaning products, as well as laundry and personal care products. The following table sets forth the principal products of the Company’s Consumer Domestic segment.

Type of Product	Key Brand Names
Household	ARM & HAMMER Pure Baking Soda and other deodorizing products
ARM & HAMMER Carpet & Room Deodorizers
ARM & HAMMER Cat Litter Deodorizer
ARM & HAMMER Clumping Cat Litters
LAMBERT KAY Pet Care Products
BRILLO Soap Pads
SCRUB FREE Bathroom Cleaners
CLEAN SHOWER Daily Shower Cleaner
CAMEO Aluminum & Stainless Steel Cleaner
SNO BOL Toilet Bowl Cleaner
ARM & HAMMER and XTRA Powder and Liquid Laundry Detergents
XTRA and NICE’N FLUFFY Fabric Softeners
ARM & HAMMER FRESH’N SOFT Fabric Softeners
DELICARE Fine Fabric Wash
ARM & HAMMER Super Washing Soda
OXICLEAN Detergent and Cleaning Solution
KABOOM Cleaning Products
ORANGE GLO Cleaning Products

Personal Care	ARM & HAMMER Toothpastes and Powder
SPINBRUSH Battery-operated Toothbrushes
MENTADENT Toothpaste, Toothbrushes
AIM Toothpaste
PEPSODENT Toothpaste
CLOSE-UP Toothpaste
PEARL DROPS Toothpolish and Toothpaste
RIGIDENT Denture Adhesive
ARM & HAMMER Deodorants & Antiperspirants
ARRID Antiperspirants

Type of Product	Key Brand Names
LADY’S CHOICE Antiperspirants
TROJAN Condoms
NATURALAMB Condoms
CLASS ACT Condoms
FIRST RESPONSE Home Pregnancy and Ovulation Test Kits
ANSWER Home Pregnancy and Ovulation Test Kits
NAIR Depilatories, Lotions, Creams and Waxes
CARTERS LITTLE PILLS Laxative

Household Products

The Company’s household products business began with baking soda in 1846 and has expanded through the introduction or acquisition of additional household products such as laundry detergent, carpet and room deodorizers, cat litter and other pet products and cleaners. In 2007, household products constituted approximately 64% of the Company’s Domestic Consumer sales and approximately 45% of the Company’s total sales.

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

The Company’s laundry detergents constitute its largest consumer business, measured by sales volume. The Company markets its ARM & HAMMER brand laundry detergents, in both powder and liquid forms, as value products, priced at a discount from products identified by the Company as market leaders. The Company markets its XTRA laundry detergent in both powder and liquid at a slightly lower price than ARM & HAMMER brand laundry detergents. Although the powder laundry detergent segment continued its long-term decline throughout 2007, ARM & HAMMER powder maintained its position as the leading powder detergent value brand by dollar share. In 2007, the Company expanded the distribution of XTRA SCENTSATIONS, a highly fragranced and concentrated liquid laundry detergent and ARM & HAMMER ESSENTIALS, a concentrated liquid laundry detergent formulated with plant-based soaps and containing no dyes, phosphates or bleaches. In 2007, the Company began the conversion, in the southern half of the U.S., of its liquid laundry detergents to a more concentrated and environmentally sensible formula. The Company expects to complete the concentration roll-out throughout the U.S. in 2008. The Company also markets OXICLEAN pre-wash laundry additive. OXICLEAN is the number one brand in the laundry pre-wash additives market in the U.S. In 2007, the Company introduced ARM & HAMMER plus OXICLEAN liquid and powder laundry detergents, combining the benefits of these two powerful laundry detergent products, and OXICLEAN SPRAY AWAY portable instant stain remover.

The Company’s laundry products also include fabric softener sheets that prevent static cling and soften and freshen clothes. The Company markets ARM & HAMMER FRESH ‘N SOFT liquid fabric softener and offers another liquid fabric softener, XTRA NICE’N FLUFFY, at a slightly lower price enabling the Company to compete at several price points.

The Company markets a line of cat litter products, including ARM & HAMMER SUPER SCOOP clumping cat litter, which is the number two brand in the clumping segment of the cat litter market. Line extensions of SUPER SCOOP include ARM & HAMMER EASY FLUSH clumping cat litter, a flushable cat litter that enables consumers to flush litter box clumps in the bathroom so odors do not escape into the home, ARM & HAMMER Multi-Cat cat litter, designed for households with more than one cat and ARM & HAMMER HIGH PERFORMANCE clumping cat litter, a corn-based scoopable litter made for consumers who prefer to use products made from natural ingredients. In 2007, the Company launched ARM & HAMMER ODOR ALERT cat litter, with crystals that change color when activated. The Company also markets a line of pet care products under the LAMBERT KAY brand name. The Company intends to continue to innovate and offer new products under the ARM & HAMMER brand in the household and pet care categories.

The Company markets a line of household cleaning products including CLEAN SHOWER daily shower cleaner, SCRUB FREE bathroom cleaners and SNO BOL toilet bowl cleaner. The Company also markets KABOOM bathroom cleaner and ORANGE GLO household cleaning products.

Personal Care Products

The Company entered the personal care business using the unique strengths of its ARM & HAMMER trademark and baking soda technology, and has expanded its presence through its acquisition of antiperspirants, oral care products, depilatories and reproductive health products. The personal care market is highly innovative and is characterized by a continuous flow of new products and line extensions and intense competition, requiring heavy advertising and promotion. In 2007, Personal Care Products constituted approximately 36% of the Company’s Consumer Domestic sales and approximately 26% of the Company’s total sales.

ARM & HAMMER Baking Soda, when used as a dentifrice, whitens and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE brand name.

The Company also manufactures and markets in the United States (including Puerto Rico) and Canada, the MENTADENT brand of toothpaste and toothbrushes, and CLOSE-UP, PEPSODENT and AIM toothpaste.

The Company markets SPINBRUSH battery-operated toothbrushes in the United States (including Puerto Rico), the U.K. and Canada. In 2007, the Company introduced SPINBRUSH Pro Slim toothbrush, SPINBRUSH Pro-Select toothbrushes, a two speed version of SPINBRUSH and SPINBRUSH Pro-Recharge, a rechargeable toothbrush offering up to one week of power brushes between charges.

The Company’s deodorant and antiperspirant products are marketed under the ARM & HAMMER, ARRID and LADY’S CHOICE brand names.

Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases (“STDs”). The TROJAN condom brand has been in use for more than 80 years. In 2007, the brand continued its market share leadership in the United States with the success of such products as EXTENDED PLEASURE, HER PLEASURE, TWISTED PLEASURE, SHARED PLEASURE, MAGNUM WITH WARM SENSATIONS, a unique lubricant system which warms the skin on contact for enhanced pleasure, and TROJAN Ultra Thin condoms. In 2007, the Company launched several new additions to the TROJAN product line, including an intense ribbed condom and an expanded line of vibrating rings.

In 2007, FIRST RESPONSE was the number two brand in the home pregnancy and ovulation test kit business category. The Company also markets FIRST RESPONSE Rapid Result test kit, designed to tell a woman if she is pregnant within one minute after taking the test and ANSWER, which competes in the value segment of the home pregnancy and ovulation test kit market.

The NAIR line of non-shaving hair removal products is the number two brand in the United States, with innovative products that address consumer needs for quick, complete and longer-lasting hair removal. The Company offers waxes, depilatory creams and cloth strips under the NAIR brand name. In 2007, the Company introduced the NAIR Pretty line and a new NAIR sensitive formula line consisting of five new products.

Consumer International

The Consumer International segment markets and sells a variety of personal care products, over-the-counter and household products in international markets, including France, the United Kingdom, Canada, Mexico, Australia, Spain , Brazil and China.

Canada, France, the United Kingdom and Mexico accounted for 31%, 21%, 20% and 11%, respectively of the Company’s international sales in this segment in 2007. No other country in which the Company operates accounts for more than 10% of its total international net sales in this segment, and no brand accounts for more than 12% of its total international net sales in this segment.

Certain of the Company’s international product lines are similar to its domestic product lines. The Company markets depilatories and waxes, home pregnancy and ovulation test kits and oral care products in most of its international markets. For example, the Company markets waxes and depilatory products in France, Spain, the United Kingdom, Canada, Mexico, Brazil and Australia and TROJAN condoms in Canada, Mexico and the United Kingdom. In 2007, the Company introduced TROJAN condoms in China.

The Company has expanded distribution of ARM & HAMMER products internationally by selling ARM & HAMMER laundry and pet care products in Canada and Mexico. The Company also markets SPINBRUSH battery-operated toothbrushes, primarily in Canada, the United Kingdom, China, and Japan and OXICLEAN, KABOOM and ORANGE GLO primarily in Mexico, the United Kingdom and Canada.

The Company sells PEARL DROPS products in Europe, Canada and Australia and STERIMAR nasal hygiene products in a number of markets in Europe, Latin America, Canada and Australia.

In 2007, the Company formed a subsidiary in China to assist in launching new products and to manage the contract manufacturers who produce SPINBRUSH toothbrushes.

COMPETITION FOR CONSUMER DOMESTIC AND CONSUMER INTERNATIONAL

The Company competes in the oral care and personal care and deodorizing businesses using the unique strengths of its trademarks and technologies. These are highly innovative markets, characterized by a continuous flow of new products and line extensions, and requiring heavy advertising and promotion.

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

Internationally, the Company’s products compete in similar competitive categories.

Many of the Company’s competitors are large companies, including The Procter & Gamble Company, Unilever, Inc., The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Henkel, Reckitt Benckiser, Johnson & Johnson, Inverness and SSL International. Many of these companies have greater financial resources than the Company and have the capacity to outspend the Company if they attempt to gain market share.

Consumer products, particularly those that are value-priced, such as laundry and household cleaning products, are subject to significant price competition. From time to time, the Company may need to reduce the prices for some of its products to respond to competitive and customer pressures and to maintain market share.

Product introductions typically involve heavy marketing costs in the year of launch, and the Company usually is not able to determine whether the new products and line extensions will be successful until some time following the introduction of the new products or the extension of the product line.

Because of the competitive environment facing retailers, the Company faces pricing pressure from customers, particularly the high-volume retail store customers, who have increasingly sought to obtain pricing concessions or better trade terms. These concessions or terms could reduce the Company’s margins. Furthermore, if the Company is unable to maintain price or trade terms acceptable to its trade customers, the customers could increase product purchases from competitors and reduce purchases from the Company, which would harm the Company’s sales and profitability.

DISTRIBUTION FOR CONSUMER DOMESTIC

Products in the Consumer Domestic segment are primarily marketed throughout the United States through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, pet specialty stores and dollar stores. The Company employs a sales force based regionally throughout the United States. This sales force utilizes the services of independent food brokers in each market who represent our products in the Food, Pet, Dollar and Club classes of trade. The Company’s products are stored in Company plants and public warehouses and are either delivered by independent trucking companies or picked up by customers.

DISTRIBUTION FOR CONSUMER INTERNATIONAL

The Company’s Consumer International distribution network reflects capacity and cost considerations. In Canada, Mexico, Spain and Australia, finished goods are warehoused internally and shipped directly to customers through independent freight carriers. In the United Kingdom, Brazil and China, all product distribution is subcontracted to professional distribution companies. In France, distribution of consumer products to mass markets is handled internally while distribution of OTC products to pharmacies and professional diagnostics to laboratories is handled by outside agencies.

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

The Company manufactures, markets and sells ammonium bicarbonate and other specialty chemicals to food and agricultural markets in Europe through its wholly-owned British subsidiary, Brotherton Speciality Products Ltd.

The Company’s 99.8% owned Brazilian subsidiary, Quimica Geral do Nordeste (“QGN”), is South America’s leading provider of sodium bicarbonate.

The Company and Occidental Petroleum Corporation are equal partners in a joint venture, Armand Products Company, which produces and markets potassium carbonate and potassium bicarbonate. Potassium chemicals are sold to, among others, the glass industry for use in TV and computer monitor screens. Armand Products also manufactures for the Company a potassium carbonate-based animal feed additive for sale in the dairy industry.

Animal Nutrition Products

A special grade of sodium bicarbonate, as well as sodium sesquicarbonate, is sold to the animal feed market as a feed additive for use by dairymen as a buffer, or antacid, for dairy cattle. The Company also markets and sells DCAD Plus feed grade potassium carbonate as a feed additive into the animal feed market.

The Company manufactures, markets and sells MEGALAC rumen bypass fat, a nutritional supplement made from natural oils, which enables cows to maintain energy levels during the period of high milk production, resulting in improved milk yields and minimized weight loss. The product and the trademark MEGALAC are licensed under a long-term license agreement from a British company, Volac Ltd.

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

The Company has a joint venture, The ArmaKleen Company, with the Safety-Kleen Corporation. The ArmaKleen Company was formed to build a specialty cleaning products business based on the Company’s technology and Safety-Kleen’s sales and distribution organization. This joint venture distributes the Company’s proprietary product line of aqueous cleaners along with the Company’s ARMEX blast media line, which is designed for the removal of a wide variety of surface coatings. The Company continues to pursue opportunities to build this industrial cleaning business using the Company’s aqueous-based technology as well as the ArmaKleen Company’s ARMEX blast media line of products.

COMPETITION FOR SPD

In the Specialty Products segment, competition within the specialty chemicals and animal nutrition product lines remains intense. The specialty chemicals business operates in a competitive environment influenced by capacity utilization, buyers’ leverage and the impact of raw material and energy costs. Product introductions typically involve introductory costs in the year of launch, and the Company usually is not able to determine whether new products and line extensions will be successful until some time following the introduction of new products or the extension of the product lines.

DISTRIBUTION FOR SPD

In the SPD segment, the Company markets sodium bicarbonate and other chemicals to industrial and agricultural customers primarily throughout the United States and Canada. Distribution is accomplished through a dedicated sales force supplemented by manufacturer’s representatives and the sales personnel of independent distributors throughout the country. The Company’s products in this segment are located in Company plants and public warehouses and are either delivered by independent trucking companies or picked up by customers at the Company’s facilities.

RAW MATERIALS AND SOURCES OF SUPPLY

The Company manufactures sodium bicarbonate for both its consumer and specialty products businesses at its plants located at Green River, Wyoming and Old Fort, Ohio. The primary source of soda ash, a basic raw material used by the Company in the production of sodium bicarbonate is the mineral trona, which is found in abundance in southwestern Wyoming near the Company’s Green River plant. The Company has adequate trona reserves under mineral leases to support the Company’s sodium bicarbonate requirements for the foreseeable future.

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

Continuing a trend that began in 2005, the cost of raw materials was substantially higher in 2007, particularly for soda ash, diesel fuel, corrugated paper, liner board and oil-based raw and packaging materials used in the household and specialty products businesses. Moreover, the price of palm fatty acid distillate (PFAD), which generally fluctuates with the price of global vegetable oil, was substantially higher in 2007. The Company offset these increases in 2007 through savings realized in cost improvement programs and an indexed price increase in the animal nutrition market. Additional increases in the prices of certain raw materials could further materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

The Company utilizes the services of third party contract manufacturers for certain products, including SPINBRUSH battery-operated toothbrushes that are made by two contract manufacturers located in China.

During 2007, the manufacturing of certain product lines acquired in 2006 from Orange Glo International, Inc. were integrated into the Company’s existing plants.

PATENTS AND TRADEMARKS

The Company’s trademarks (identified throughout this annual report in capitalized letters), including ARM & HAMMER, are registered with the United States Patent and Trademark Office and also with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by the Company since the late 1800’s, and is a valuable asset and important to the successful operation of the Company’s business. The Company’s other valuable trademarks include TROJAN, NAIR, FIRST RESPONSE, MENTADENT, CLOSE-UP, AIM, PEPSODENT, XTRA, BRILLO, ARRID, KABOOM, ORANGE GLO, SCRUB FREE, OXICLEAN, CLEAN SHOWER and SPINBRUSH. United States trademark registrations have a term of 10 years and are renewable every 10 years so long as the trademarks are used in the regular course of trade. The Company’s portfolio of trademarks represent substantial goodwill in the businesses using the trademarks.

United States patents are currently granted for a term of 20 years from the date the patent application is filed. Although the Company actively seeks and maintains a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2007, 2006 and 2005, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates were 22%, 21% and 18%, respectively, of the Company’s total consolidated net sales. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

RESEARCH & DEVELOPMENT

The Company conducts research and development activities primarily at its Princeton and Cranbury facilities in New Jersey. The Company devotes significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features and to provide increased convenience and/or value to its customers. To increase its innovative capabilities, the Company engages outside contractors for general research and development in activities beyond its core areas of expertise. During 2007, $49.8 million was spent on research activities as compared to $44.7 million in 2006 and $38.7 million in 2005.

GOVERNMENT REGULATION

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

GEOGRAPHIC AREAS

Approximately 78%, 79% and 78% of the net sales reported in the accompanying consolidated financial statements in 2007, 2006 and 2005, respectively, were to customers in the United States. Approximately 92%, 93% and 88% of long-lived assets were located in the United States at December 31, 2007, 2006 and 2005, respectively. Other than the United States, no one country accounts for more than 6% of consolidated net sales and 4% of total assets.

EMPLOYEES

At December 31, 2007, the Company had approximately 3,700 employees. The Company is party to a labor contract with the United Industrial Workers of North America at its London, Ohio plant, which expires on November 30, 2010, and with the International Machinist Union at its Colonial Heights, Virginia plant, which expires May 31, 2010. Internationally, the Company employs union employees in France, Brazil and Spain. The Company believes that its relations with both its union and non-union employees are satisfactory.

CLASSES OF SIMILAR PRODUCTS

The Company’s operations, exclusive of unconsolidated entities, constitute three reportable segments, Consumer Domestic, Consumer International and SPD. The table set forth below shows the percentage of the Company’s net sales contributed by each group of similar products marketed by the Company during the period from January 1, 2005 through December 31, 2007.

	% of Net Sales
	2007	2006	2005
Consumer Domestic
Household	45%	43%	41%
Personal Care	26%	29%	29%
Consumer International	17%	17%	17%
SPD	12%	11%	13%

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

The following risks and uncertainties, as well as others described elsewhere in this report, could materially adversely affect our business, results of operations and financial condition:

•	If the reputation of one or more of our leading brands erodes significantly, it could have a material impact on our financial results.

Our Company’s financial success is directly dependent on the success of our brands, particularly the ARM & HAMMER and TROJAN brands. The success of these brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Further, our Company’s results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues.

•

We have recently developed and commenced sales of a number of new products and line extensions, but if they do not gain widespread customer acceptance or if they cause sales of our existing products to decline, our financial performance could decline.

We recently commenced the conversion of our liquid laundry detergents to a more concentrated product. In addition, we have recently introduced or will be introducing new consumer product line extensions, such as OXICLEAN SPRAY AWAY portable stain remover, SPINBRUSH Pro Slim toothbrushes, a two-speed SPINBRUSH toothbrush, SPINBRUSH Pro-Select toothbrushes, TROJAN Intense Ribbed condoms and ARM & HAMMER plus OXICLEAN laundry detergents. The development and introduction of new products involves substantial research, development and marketing expenditures, which we may be unable to recover if the new products do not gain widespread market acceptance. In addition, if sales generated by new products result in a concomitant decline in sales of our existing products, our financial performance could be harmed.

•	We may discontinue products or product lines which could result in returns, asset write-offs and shutdown costs. We also may engage in product recalls that would reduce our cash flow and earnings.

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

During 2007, approximately 78% of our sales were generated in U.S. markets. U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, antiperspirants and deodorants. Our unit sales growth in domestic markets will depend on increased use of our products by consumers, product innovation and our ability to capture market share from competitors. We may not succeed in implementing strategies to increase domestic revenues.

The consumer products industry, particularly the laundry detergent, personal care and air deodorizer categories, is intensely competitive. To protect existing market share or to capture increased market share, we may need to increase expenditures for promotions and advertising and introduce and establish new products. Increased expenditures may not prove successful in maintaining or enhancing market share and could result in lower sales and profits. Many of our competitors are large companies, including The Procter & Gamble Company, Unilever, Inc., The Clorox Company, Colgate-Palmolive Company, Henkel, SSL International,

Reckitt Benckiser, Johnson & Johnson, Inverness and S.C. Johnson & Son, Inc. Many of these companies have greater financial resources than we do, and, therefore, have the capacity to outspend us should they attempt to gain market share. If we lose market share and the markets in which we compete do not grow, our sales levels and operating results will decline.

•	Providing price concessions or trade terms that are acceptable to our trade customers, or the failure to do so, could adversely affect our sales and profitability.

Consumer products, particularly those that are value-priced like many of our products, are subject to significant price competition and in recent years have been characterized by price deflation. From time to time, we may need to reduce the prices for some of our products, or increase prices less than the amount necessary to cover manufacturing cost increases, to respond to competitive and customer pressures and to maintain market share. Any reduction in prices, or inability to raise prices sufficiently to cover manufacturing cost increases, in response to these pressures would harm profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer.

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

Wal-Mart, including its affiliate Sam’s Club, is our largest customer, accounting for approximately 22% of net sales in 2007, 21% of net sales in 2006 and 18% of net sales in 2005. Our top three Consumer Domestic customers accounted for approximately 30% of net sales in 2007, 29% of net sales in 2006 and 25% of net sales in 2005. The loss of or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers would harm our sales and profitability.

•	Our substantial indebtedness could adversely affect our financial condition and ability to operate our businesses and repay the indebtedness.

As of December 31, 2007, we had $856.0 million of total consolidated indebtedness. This level of indebtedness could (i) limit our ability to borrow money to fund working capital, capital expenditures, acquisitions and debt service requirements and other financing needs and (ii) make us more vulnerable to a downturn in our business, industry or the economy in general. In the event of a general increase in interest rates, our interest expense would increase because a substantial portion of the indebtedness, including all of the indebtedness under our senior credit facilities, bears interest at floating rates. To reduce the impact of interest rate fluctuations on some of our indebtedness, we entered into two cash flow hedge agreements. One was effective on September 29, 2006, and the other hedge was effective on December 29, 2006. Our failure to service our indebtedness or obtain additional financing as needed could have a material adverse effect on our business operating results and financial condition. The terms of our subordinated notes and agreement relating to our credit facility place a limit on the amount of certain cash payments we can make. This limitation includes the amount we can pay in dividends on our common stock. As long as we are not in default under either agreement, we do not anticipate that the limitation will have an effect on our ability to pay dividends at the current rate.

•

We may make acquisitions that result in dilution to our current stockholders or increase our indebtedness, or both. In addition, acquisitions that are not properly integrated or are otherwise unsuccessful could strain or divert our resources.

We have made several acquisitions in the past few years, including the assets of Orange Glo International, Inc., the SPINBRUSH battery-operated toothbrush brand, a skin care brand in South America, and the former consumer products businesses of Carter-Wallace, Inc., and may make additional acquisitions or substantial investments in complementary businesses or products in the future. Any future acquisitions or investments would entail various risks, including the difficulty of assimilating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. The risks associated with assimilation are increased to the extent we acquire companies with businesses, operations or sources of supply outside of the United States and Canada, such as the acquisition of the SPINBRUSH business, for which products are manufactured by third party contract manufacturers in China, and the skin care brand in South America for which products are manufactured locally by third parties. These factors could harm our financial condition and operating results. Any future acquisitions or investments could result in substantial cash expenditures, the issuance of new equity by us and/or the incurrence of additional debt and contingent liabilities. In addition, any potential acquisitions or investments, whether or not ultimately completed, could divert the attention of management and divert other resources from other matters that are critical to our operations.

•	Our condom product line could suffer if the spermicide N-9 is proved or perceived to be harmful.

Our distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (“FDA”). Certain of our condoms contain the spermicide nonoxynol-9 (“N-9”). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. In 2005, the FDA issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. We filed a response recommending alternative labeling to the FDA. While awaiting further FDA guidance, we implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9, and launched a public information campaign to communicate these messages to the affected communities. We believe that our present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s draft guidance, and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, we cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), we could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease our operating income.

•	The Company’s manufacturing and other facilities may be subject to disruption from events beyond the Company’s control.

Operations at the Company’s manufacturing facilities may be subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. If a major disruption were to occur, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations.

•	Price increases in raw and packaging materials or energy costs could erode our profit margins, which could harm operating results.

Increases in the prices of raw materials such as surfactants, which are cleaning agents, palm oil, paper products and bottles, or increases in energy costs, could significantly affect our profit margins. In particular, during the past three years, we have experienced extraordinary price increases for raw and packaging materials, diesel fuel and energy costs. Concerns about the adequacy of oil supply, in the face of increasing demand, continued to affect pricing. We use surfactants and bottles in the manufacture and marketing of laundry and household cleaning products. We use paper products for packaging in many of our consumer and specialty chemical products. We use palm oil in certain of our animal nutrition products. We have attempted to address these price increases through cost reduction programs and price increases of our own products. If raw material price increases continue to occur, we may not be able to increase the prices of our products to fully offset these increases. This could harm our financial condition and operating results.

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

In particular, the FDA regulates the safety, manufacturing, labeling and distribution of condoms, home pregnancy and ovulation test kits, and over-the-counter pharmaceuticals. The FDA also exercises a somewhat less rigorous oversight over cosmetic products such as depilatories. In addition, under a memorandum of understanding between the FDA and the FTC, the FTC has jurisdiction with regard to the promotion and advertising of these products, and the FTC regulates the promotion and advertising of our other products as well. As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that we use to manufacture regulated products and may observe compliance issues that would require us to make certain changes in our manufacturing facilities and processes. We may be required to make additional expenditures to address these regulatory observations or possibly stop selling certain products until a compliance issue has been remediated. As a result, our business could be adversely affected.

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

•	We are subject to risks related to our international operations that could adversely affect our results of operations.

Our international operations subject us to risks customarily associated with foreign operations, including:

•	currency fluctuations;

•	import and export license requirements;

•	trade restrictions;

•	changes in tariffs and taxes;

•	restrictions or repatriating foreign profits back to the United States; and

•	difficulties in staffing and managing international operations.

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

We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such substances due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations. It is possible that we could become subject to additional environmental liabilities in the future that could cause a material adverse effect on our results of operations or financial condition.

•	Product liability claims could adversely affect the Company’s sales and operating results.

The Company may be required to pay for losses or injuries purportedly caused by its products. Claims could be based on allegations that, among other things, the Company’s products contain contaminants, provide inadequate instructions regarding their use, or inadequate warnings concerning interactions with other substances. Product liability claims could result in negative publicity that could harm the Company’s sales and operating results. In addition, if one of the Company’s products is found to be defective, the Company could be required to recall it, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy.

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

The Company and its consolidated subsidiaries also own or lease other facilities as set forth in the following table:

Location(1)	Products Manufactured	Approximate Area (Sq. Feet)
Owned:
Manufacturing facilities
Harrisonville, Missouri	Liquid laundry detergent and fabric softener	360,000
Green River, Wyoming	Sodium bicarbonate and various consumer products	273,000
Lakewood, New Jersey	Various consumer products	250,000
Colonial Heights, Virginia	Condoms	220,000
Old Fort, Ohio	Sodium bicarbonate, rumen bypass fats and various consumer products	208,000
Montreal, Canada	Personal care products	157,000
Camaçari, Bahia, Brazil	Sodium bicarbonate and other products	120,000
London, Ohio	Soap pads and fabric softener sheets	114,000
Feira de Santana, Bahia, Brazil	Barium carbonate and other products	106,000
Folkestone, England	Personal care products	78,000
Wakefield, England	Various specialty products	71,000
Madera, California	Rumen bypass fats and related products	50,000
New Plymouth, New Zealand	Condom processing	31,000
Oskaloosa, Iowa	Animal nutrition products	27,000
Warehouses
Harrisonville, Missouri	—	150,000
Green River, Wyoming	—	101,000
Camaçari, Bahia, Brazil	—	39,200
Feira de Santana, Bahia, Brazil	—	13,100
Leased:
Manufacturing facilities
North Brunswick, New Jersey(2)	Liquid laundry detergent and other consumer products	360,000
Folkestone, England	Personal care products	21,500
Warehouses
North Brunswick, New Jersey(3)	—	525,000
North Brunswick, New Jersey(4)	—	156,000
North Brunswick, New Jersey(3)	—	130,275
North Brunswick, New Jersey(5)	—	173,000
Mississauga, Canada(6)	—	123,000
Barcelona, Spain	—	20,000
Folkestone, England	—	65,000
Revel, France	—	35,500
Mexico City, Mexico	—	27,500
Sydney, Australia	—	24,900
Feira de Santana, Bahia, Brazil	—	21,700
Diadema, SP, Brazil	—	13,000
Atlanta, Georgia	—	23,071
Offices
Barcelona, Spain(7)		85,000
Levallois, France	—	21,600
Mississauga, Canada	—	17,000

(1)	These facilities are owned unless otherwise indicated.
(2)	Lease expires in 2015, subject to one five-year extension at the option of the Company.
(3)	Lease expires in 2010.

(4)	Lease expires in 2011.
(5)	Lease expires in 2009, subject to our ability to have two additional one year renewals.
(6)	Lease expires in 2022, subject to two five-year extensions at the option of the Company.
(7)	In Barcelona, Spain, the Company leases an 85,000 square foot facility in which manufacturing operations ceased in the first quarter 2006. The Company has subleased 57,000 square feet of the plant to a third party and continues to use the balance of the facility for administrative offices.

In 2007, the Company sold its office and a warehouse facility located in Mississauga, Canada and now leases an office and warehouse at a different location in Mississauga, Canada.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	2007			2006
Common Stock Price Range and Dividends	Low	High	Dividend	Low	High	Dividend
1st Quarter	$42.82	$50.35	$0.07	$32.70	$37.67	$0.06
2nd Quarter	$48.14	$52.93	$0.07	$34.73	$38.54	$0.06
3rd Quarter	$42.36	$50.85	$0.08	$35.15	$39.60	$0.07
4th Quarter	$45.80	$57.19	$0.08	$38.76	$43.57	$0.07
Full Year	$42.36	$57.19	$0.30	$32.70	$43.57	$0.26

Based on composite trades reported by the New York Stock Exchange.

Approximate number of holders of Church & Dwight’s Common Stock as of December 31, 2007: 22,300.

ITEM 6.	SELECTED FINANCIAL DATA

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data)

	2007(1)	2006(1)	2005(1)	2004(4)	2003
Operating Results
Net Sales	$2,220.9	1,945.7	1,736.5	1,462.1	1,056.9
Marketing	$256.7	216.7	183.4	161.2	88.8
Research & Development	$49.8	44.7	38.7	33.0	26.9
Income from Operations(2)	$305.0	252.1	212.8	171.8	111.9
% of Sales	13.7%	13.0%	12.3%	11.8%	10.6%
Net Income(2,3)	$169.0	138.9	122.9	88.8	81.0
Net Income per Share-Basic	$2.57	2.14	1.92	1.44	1.34
Net Income per Share-Diluted	$2.46	2.67	1.83	1.36	1.28

Financial Position
Total Assets	$2,532.5	2,334.2	1,962.1	1,878.0	1,119.6
Total Debt	$856.0	933.3	756.5	858.7	397.0
Stockholders’ Equity	$1,080.3	863.8	696.9	560.0	438.5
Total Debt as a % of Total Capitalization	44%	52%	52%	61%	48%

Other Data
Average Common Shares Outstanding-Basic (in thousands)	65,840	64,856	63,857	61,868	60,341
Cash Dividends Paid	$19.7	16.9	15.3	14.0	12.5
Cash Dividends Paid per Common Share	$0.30	0.26	0.24	0.23	0.21
Stockholders’ Equity per Common Share	$16.41	13.32	10.91	9.05	7.26
Additions to Property, Plant & Equipment	$48.9	47.6	37.7	35.6	30.7
Depreciation & Amortization	$56.7	51.7	44.2	39.1	30.2
Employees at Year-End	3,682	3,655	3,662	3,741	2,266

(1)	Period to period comparisons of the data presented above are significantly impacted by the effect of acquisitions made by the Company. For a further understanding of the impact of the acquisitions occurring in 2005-2006, reference should be made to Note 5 to the consolidated financial statements.
(2)	Includes in 2007, a pretax charge of $10.6 million ($6.6 million after tax) and in 2006 a charge of $10.3 million pre-tax ($6.4 million after-tax) relating to stock option based compensation.
(3)	Includes $8.6 and $18.9 million in 2004 and 2003, respectively, related to the 50% interest held by the Company in Armkel, LLC.
(4)	On May 28, 2004 the Company purchased the remaining 50% of Armkel that it did not previously own from affiliates of Kelso & Company, L.L.P. for a purchase price of approximately $262 million. 2004 includes operating results of the former Armkel business from the date of acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements.

Overview

The Company develops, manufactures and markets a broad range of consumer and specialty products. It recognizes revenues and profits from selling its products under a variety of brands, including ARM & HAMMER and TROJAN, to consumers through supermarkets, drug stores and mass merchandisers; and to industrial customers and distributors.

The Company operates in three primary segments, Consumer Domestic, Consumer International and Specialty Products. The Consumer Domestic segment includes household products for deodorizing such as ARM & HAMMER baking soda and cat litter products; laundry and cleaning products, such as XTRA and ARM & HAMMER laundry detergents, OXICLEAN, and SCRUB FREE and BRILLO cleaning products; and personal care products, such as TROJAN condoms, NAIR depilatories and waxes, FIRST RESPONSE and ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant and ARM & HAMMER, MENTADENT, CLOSE-UP, PEPSODENT and AIM toothpastes, as well as SPINBRUSH battery-operated toothbrushes. Our Consumer International segment sells a variety of personal care, and to a lesser extent household, products, some of which use the same brands as our domestic product lines, in international markets, including France, the United Kingdom, Canada, Mexico, Australia, Brazil, Spain and China. Our Specialty Products (“SPD”) segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. For the twelve months ended December 31, 2007, our Consumer Domestic, Consumer International and Specialty Products segments represented approximately 71%, 17% and 12%, respectively, of net sales.

On August 7, 2006, the Company acquired substantially all of the assets of Orange Glo International (“the OGI business”) which includes laundry and cleaning products such as OXICLEAN, a premium-priced laundry pre-wash additive, KABOOM bathroom cleaner and ORANGE GLO household cleaner (“the OGI acquisition”). The Company paid approximately $325.4 million, plus fees of approximately $4.4 million, which was financed through a $250.0 million addition to its existing bank credit facility and available cash. The Company allocated a significant portion of the purchase price to intangible assets, which is reflected in the accompanying financial statements.

On June 2, 2006, the Company reacquired from USA Detergents (“USAD”) the distribution rights to sell Xtra laundry detergent and Nice N’ Fluffy liquid fabric softener in Canada for $7.0 million. The acquisition was funded out of the Company’s available cash. The accompanying financial statements reflect the final asset allocation, which assigned the purchase price to intangible assets.

On October 31, 2005, the Company acquired the SPINBRUSH battery-operated toothbrush business from The Procter & Gamble Company (“P&G”). This acquisition was funded from $75.0 million of the Company’s available cash.

The results of operations of acquired businesses are included in the Company’s results of operations commencing with their respective acquisition dates.

Continuing a trend that began in 2005, the cost of raw materials was substantially higher in 2007, particularly for soda ash, diesel fuel, corrugated paper, liner board and oil-based raw and packaging materials used in the household and specialty products businesses. Moreover, the price of palm fatty acid distillate (PFAD), which generally fluctuates with the price of global vegetable oil, was substantially higher in 2007. The Company offset these increases in 2007 through savings realized in cost improvement programs and an indexed price increase in the animal nutrition market. Additional increases in the prices of certain raw materials could further materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

The Company operates in highly competitive consumer product markets, in which cost efficiency, new product offerings and innovation are critical to success. The consumer products markets are particularly mature in North America and are characterized by high household penetration, particularly with respect to the Company’s most significant product categories such as laundry detergents and oral care. Furthermore, because of ongoing retail sector consolidation and the competitive environment facing retailers, the Company faces pricing pressure from these customers, particularly the high-volume retail store customers, who have increasingly sought to obtain pricing concessions or better trade terms. To protect its existing market share or to capture additional market share, the Company increased expenditures for promotions and advertising and introduced new products and line extensions. In order to fund the additional marketing expenses, the Company has and continues to pursue ongoing cost cutting initiatives. Furthermore, through its acquisitions and cost improvement initiatives, the Company has been able to lower its overall unit costs and increase the productivity of its various manufacturing facilities.

Critical Accounting Policies

Our Consolidated Financial Statements, have been prepared in accordance with accounting principals generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these judgments are subject to uncertainty. These judgments are based on our historical experience, our observation of trends in industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies are described below.

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of the Company’s revenue represents sales of finished goods inventory and is recognized when delivered or picked up by our customers. The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers, (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers). All such costs are netted against sales. Slotting costs are recorded when the product is delivered to the customer. Cooperative advertising costs are recorded when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold. The Company relies on historical experience and forecasted data to determine the required reserves. For example, the Company uses historical experience to project coupon redemption rates to determine reserve requirements. Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, an approximately $1.9 million difference in the reserve required for coupons would result. With regard to other promotional reserves and sales returns, the Company uses experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required. If the Company’s estimates for promotional activities and sales returns were to change by 10% the impact to promotional spending and sales return accruals would be approximately $5.6 million. While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations. During the twelve months ended December 31, 2007, 2006 and 2005, the Company reduced promotion liabilities by approximately $5.4 million, $4.5 million and $8.1 million, respectively based on actual experience and updated information.

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

The Company recognized tradename impairment charges within selling, general and administrative expenses for the three year period ended December 31, 2007 as follows:

Segments:	2007	2006	2005
Consumer Domestic	$—	$11.0	$3.2
Consumer International	4.2	3.3	3.1

Total	$4.2	$14.3	$6.3

The tradename impairment charges were recorded as a result of lost distribution at key customer accounts and, to a lesser extent, reduced profitability. The amount of the impairment charge was determined by comparing the estimated fair value of the asset to its carrying amount. Fair value was estimated based on a “relief from royalty” discounted cash flow method. Under this method, the owner of an intangible asset must determine the arm’s length royalty that likely would have been charged if the owner had to license that asset from a third party. The Company determined the remaining carrying value of all tradenames was recoverable based upon the forecasted cash flows and profitability of the brands. The impact of the reduction in profitability was not material to the consolidated financial statements.

Property, plant and equipment and other long-lived assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of Company assets and liabilities. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment implications. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

The Company recognized charges related to equipment obsolescence, which occur in the ordinary course of business, and plant impairment charges during the three year period ended December 31, 2007 as follows:

Segments:	2007	2006	2005
Consumer Domestic	$2.8	$1.7	$4.6
Consumer International	0.4	0.5	5.7
SPD	0.1	0.3	3.2

Total	$3.3	$2.5	$13.5

The estimates and assumptions used in connection with impairment analyses are consistent with the business plans and estimates that the Company uses to manage its business operations. The use of different assumptions would increase or decrease the estimated value of future cash flows and would have increased or decreased any impairment charge taken. Future outcomes may also differ materially from management’s estimates. If the Company’s products fail to achieve estimated volume and pricing targets, market conditions unfavorably change or other significant estimates are not realized, then the Company’s revenue and cost forecasts may not be achieved, and the Company may be required to recognize additional impairment charges.

Inventory valuation

When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value which includes any costs to sell or dispose). The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is needed. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. In addition, the Company’s allowance for obsolescence may be impacted by the reduction of the number of stock keeping units (“SKU’s”). The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to the inventory’s net realizable value were $9.7 million at December 31, 2007, and $8.8 million at December 31, 2006.

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

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for our pension plans and postretirement plans we refer to an applicable index and expected cash flows to select a rate at which we believe the pension benefits could be effectively settled. Based on the published rate as of December 31, 2007 that matched our estimated cash flows for the plans, the Company used a discount rate of 6.25% for its domestic plan. The Company’s weighted average discount rate for all plans as of December 31, 2007 is 5.98% as compared to 5.38% used at December 31, 2006.

The expected long-term rate of return on pension plan assets is selected by taking into account a historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Based on these factors, the Company’s weighted average expected long-term rate for the 2007 year is 7.19%, an increase of 39 basis points from the 6.80% rate used at December 31, 2006. This increase is principally due to an increase in expected returns in the U.K. pension plans. A 50 basis point change in the expected long-term rate of return would result in less than a $0.6 million change in pension expense for 2008.

In 2007, the change in other comprehensive income due to SFAS No. 158 (see “Recent Accounting Pronouncements” below) was $8.5 million and $2.3 million for pension and postretirement benefit plans, respectively. At December 31, 2006, the adjustment to initially apply SFAS No. 158 to the balance sheet was an increase to the 2007 pension and postretirement accrued benefit liabilities of $0.7 million and $2.8 million, respectively. The amounts were recorded, net of tax, directly to the ending balance of accumulated other comprehensive income and not as a component of comprehensive income, in accordance with the new standard. This change is primarily related to the change in the assumed discount rate.

The Company made cash contributions of approximately $9.3 million to its defined benefit pension plans in 2007. The Company estimates it will be required to make cash contributions to its pension plans of approximately $6.7 million in 2008.

Tax contingencies

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized. The Company records liabilities for potential assessments in various tax jurisdictions under FIN 48 (see “Recent Accounting Pronouncements” below). The liabilities relate to tax return positions that, although supportable by the Company, may be challenged by the tax authorities. The Company adjusts this liability as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations. Settlement of any issue, or an adverse determination in litigation, with a taxing authority could require the use of cash and result in an increase in our annual tax rate. Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to our annual tax rate.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position should not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, declassification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company as of January 1, 2007.

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

Included in the balance of unrecognized tax benefits at January 1, 2007, is $6.9 million of tax benefits that, if recognized, would affect the effective tax rate. During the twelve months ended December 31, 2007, the Company recognized approximately $4.3 million in tax expenses associated with uncertain tax positions. As of December 31, 2007, the Company has a long term tax liability of $27.8 million (excluding interest) related to uncertain tax positions. The Company does not anticipate that the settlement of audits and the expiration of statutes of limitations within the next twelve months will result in a significant change in unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as the income tax in multiple state and foreign jurisdictions. All U.S. federal income tax examinations of the Company for the years through 2003 have been effectively concluded. During the fourth quarter of 2007, the Company was notified by the Internal Revenue Service that its federal income tax returns for the years 2004 through 2006 had been selected for examination. Substantially all material state, local and foreign income tax matters have been effectively concluded for years through 2000.

In connection with the adoption of FIN 48, the Company changed its policy for recording interest on certain unrecognized tax benefits from tax expense to interest expense. The Company’s policy for recording interest associated with income tax examinations is to record interest as a component of income before taxes. Interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. During the twelve months ended December 31, 2007, the Company recognized approximately $1.6 million in interest expense associated with uncertain tax positions. As of December 31, 2007, the Company had accrued interest expense related to uncertain tax positions of $2.7 million.

SFAS No. 157, “Fair Value Measurements”, was issued in September 2006 and, under FASB Staff Position (“FSP”) FAS No. 157-b, is effective for fiscal years beginning after November 15, 2008. SFAS No. 157 provides a single definition of fair value to be utilized under other accounting pronouncements that require fair value measurements, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement generally is to be applied prospectively, so that it does not require any new fair value measurements During the fourth quarter of 2007, the FASB Board deferred the effective date of the statement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”, was issued on February 15, 2007, and is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits companies to choose to measure selected financial assets and liabilities at fair value. If the fair value option is elected, a company will report unrealized gains and losses on those assets and liabilities in each subsequent reporting date. The Company has concluded that SFAS No. 159 will not have an effect on its existing financial assets and liabilities as of December 31, 2007. As of the adoption date, the Company has not changed its accounting for any eligible instruments.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, was issued in December 2007 and is effective for the Company for fiscal years beginning on or after December 15, 2008. SFAS No.160 establishes accounting and reporting standards for the noncontrolling interest (sometimes called minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), to replace SFAS No. 141, Business Combinations. SFAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect the adoption of SFAS 141(R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented on a historical basis for the years ending December 31, 2007, 2006, and 2005. The segment discussion also addresses certain product line information. The Company’s reporting units are consistent with its reportable segments.

Consolidated results

2007 compared to 2006

Net Sales

Net Sales for the year ended December 31, 2007 were $2,220.9 million, $275.3 million or 14.1% above last year. The increase is largely due to the impact of the business acquired in the OGI acquisition, which occurred in August 2006, and the SPINBRUSH toothbrush business, which collectively accounted for approximately 8% of the increase in net sales; the effect of foreign exchange rates accounted for approximately 1% of the increase. The balance of the increase is a result of unit volume increases partially offset by higher trade promotion and slotting expenses. Following the acquisition of the SPINBRUSH business in December 2005 and during the transition period prior to April 1, 2006, the seller of the SPINBRUSH business maintained responsibility for sales and other functions in the U.S., Canada and the U.K.; therefore, the Company accounted for the net cash received as other revenue. The Company assumed responsibility for all SPINBRUSH functions in the U.S., Canada and the U.K. on April 1, 2006, and has recognized the gross amount of sales and expenses from the SPINBRUSH business for the U.S. and foreign locations since that date.

Operating Costs

The Company’s gross profit was $867.9 million during 2007, a $106.8 million increase as compared to 2006. The Company’s gross margin remained unchanged at 39.1% compared to 2006. Gross profit reflects the impact of the OGI business, higher sales volume and foreign exchange rates, offset by higher trade promotion and slotting expenses. Gross profit also includes the impact of continuing price increases for resins, corrugated paper, liner board, soda ash, diesel fuel, palm fatty acid distillate (“PFAD”) and other raw materials, offset by cost reduction programs.

Marketing expenses for 2007 were $256.7 million, an increase of $40.1 million as compared to 2006. The increase principally was due to support acquired businesses, an increase in expenses for certain personal care products and the effect of foreign exchange rates.

Selling, general and administrative expenses (“SG&A”) for 2007 were $306.1 million, an increase of $13.7 million as compared to 2006. The increase is primarily due to higher selling expenses in support of higher sales, ongoing costs to support the acquired OGI business, higher information systems costs, higher legal expense, costs to reorganize the Company’s Canadian subsidiary and the effect of foreign exchange rates, partially offset by a $3.3 million gain associated with the sale of certain property owned by the Company’s Canadian subsidiary. These increases were partially offset by lower intangible asset impairment charges in 2007 of $4.2 million, as compared to $14.3 million in 2006.

Other Income and Expenses

In 2007, equity in earnings of affiliates was $8.2 million as compared to $7.1 million in 2006. The increase is primarily due to the earnings of the Esseco U.K. LLP joint venture which was started in April 2006 and improved profitability of Armand products.

Other income was approximately $2.5 million in 2007 as compared to other expense of $2.6 million in 2006. Other income in both years principally reflect foreign exchange gains and losses. Also, in 2006, other income/expense included the fair market value of common stock the Company received in connection with the demutualization of an insurance company in which the Company was the policyholder of a guaranteed annuity contract associated with a defined benefit plan.

Interest expense in 2007 increased $4.9 million as compared to 2006. This increase reflects expense associated with the debt used to finance the OGI acquisition in August 2006, partially offset by lower bank debt due to mandatory and voluntary debt payments. Investment earnings increased $2.8 million in 2007 as compared to 2006 as a result of higher cash available for investment.

Taxation

The 2007 tax rate was 36.2% as compared to 34.8% in 2006. The 2007 tax rate reflects a charge of $3.2 million, relating to a valuation allowance on deferred tax assets for one of the Company’s foreign subsidiaries and also reflects a $1.8 million benefit due to the reduction of tax liabilities in the U.K. and Australia. The effective tax rate in 2006 reflects a $3.3 million reduction of tax liabilities primarily as a result of the completion of tax audits, offset by a valuation allowance of $1.5 million on deferred tax assets for one of the Company’s foreign subsidiaries.

Consolidated results

2006 compared to 2005

Net Sales

Net Sales increased $209.2 million or 12.0% to $1,945.7 million, compared to $1,736.5 million in 2005. Included in the 2006 results are $180.5 million associated with the acquisitions of the SPINBRUSH battery-operated toothbrush business, a skin care brand in Brazil, and the OGI business. The Company assumed responsibility for all SPINBRUSH sales and other functions in the U.S., Canada and the U.K. on April 1, 2006, and has recognized the gross amount of sales and expenses from the SPINBRUSH business for the U.S. and foreign locations since that date. During the transition period prior to April 1, 2006, when the seller of the SPINBRUSH business maintained these responsibilities, the Company accounted for the net cash received as other revenue. The full year results were also affected by favorable foreign exchange rates of $6.8 million, reduction of promotion reserves of $4.5 million, based on updated information, including actual experience, price increases that became effective February 1, 2006 and lower volumes. Due to the timing of previously planned promotional events, especially for laundry products, the full benefit of the price increases were not realized until the second quarter of 2006. The Company estimates that the effect of increased prices affected net sales by approximately 3%. Lower volumes reduced sales by less than 2%.

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

Selling, general and administrative expenses (“SG&A”) of $292.4 million in 2006 increased $51.6 million or 21.4% as compared to 2005. The 2006 expense includes tradename impairment charges of $14.3 million, stock based compensation expense of $9.3 million primarily associated with the Company’s adoption of SFAS No. 123R on January 1, 2006, an increase of approximately $10.0 million of fixed and variable personnel and related expenses, higher deferred compensation expenses of $2.6 million, higher variable selling expense associated with higher net sales of $4.3 million, higher research and development professional fee expenses of $3.9 million and operating and amortization expense in support of the acquired businesses. The prior year includes $6.3 million of tradename impairment charges and an $8.3 million charge related to litigation involving Andes Trading de Mexico S.A. (the “Andes litigation”). For additional information, see Note 16c of the notes to the consolidated financial statements included in this report.

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

Taxation

The effective tax rate for 2006 was 34.8%, compared to 29.8% in 2005. The 2006 tax rate includes a $4.2 million reduction of tax liabilities primarily as a result of the completion of a prior year federal tax audit, partially offset by a partial valuation allowance of $1.9 million for one of the Company’s foreign subsidiaries. The effective tax in 2005 reflects a $7.4 million reduction of tax liabilities of which $6.2 million relates to the expiration of the statute of limitations in connection with certain tax positions and $1.2 million was due to a lower effective state tax rate.

Segment results for 2007, 2006 and 2005

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

The Company had 50% ownership interests in Armand Products Company (“Armand”), The ArmaKleen Company (“Armakleen”), and Esseco U.K. LLP (“Esseco”) as of December 31, 2007. Since the Company did

not control these entities as of December 31, 2007, they were accounted for under the equity method in the consolidated financial statements of the Company. The equity earnings of Armand, Armakleen and Esseco are included in the Corporate segment. Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results.

The domestic results of operations for the OGI business are included in the Consumer Domestic segment. The results of operations for the OGI business’ foreign operations are included in the Consumer International segment. Segment sales and income before taxes and minority interest for each of the three years ended December 31, 2007, 2006 and 2005 were as follows;

(Dollars in thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales
2007	$1,574,130	$388,286	$258,524	$—	$2,220,940
2006	1,388,500	336,868	220,293	—	1,945,661
2005	1,218,221	297,241	221,044	—	1,736,506

Income Before Taxes & Minority Interest(1)
2007	$207,152	$33,192	$16,351	$8,236	$264,931
2006	166,490	25,305	14,164	7,135	213,094
2005	142,669	14,322	14,343	3,549	174,883

(1)	Income Before Minority Interest and Income Taxes reflects the allocation of interest expense, investment earnings, and other income (expense) to the segments based upon the segments’ relative operating profit.

Product line revenues for external customers for the years ended December 31, 2007, 2006 and 2005 were as follows:

(In thousands)	2007	2006	2005
Household Products	$1,001,376	$832,957	$713,489
Personal Care Products	572,754	555,543	504,732

Total Consumer Domestic	1,574,130	1,388,500	1,218,221
Total Consumer International	388,286	336,868	297,241
Total SPD	258,524	220,293	221,044

Total Consolidated Net Sales	$2,220,940	$1,945,661	$1,736,506

Consumer Domestic

2007 compared to 2006

Consumer Domestic net sales in 2007 were $1,574.1 million, an increase of $185.6 million or approximately 13% compared to 2006. The increase is primarily due to the OGI acquisition, which contributed approximately 9% of the increase, and higher unit volume, partially offset by higher trade promotion and slotting expenses in support of new product launches. Sales of ARM & HAMMER liquid laundry detergent, which include sales for the first phase of the Company’s shift to concentrated liquid detergent, ARM & HAMMER SUPER SCOOP cat litter, TROJAN condoms, ARM & HAMMER Dental Care and pregnancy test kits were all higher than in 2006. These increases were partially offset by lower sales of other toothpaste brands and antiperspirant sales.

Consumer Domestic Income before Minority Interest and Income Taxes in 2007 was $207.2 million, an increase of $40.7 million as compared to 2006. Profits resulting from the OGI business and higher volumes were partially offset by higher trade promotion, slotting expenses and marketing costs on pre-existing products, higher SG&A expenses, and higher interest expense resulting from the OGI acquisition.

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

Consumer International

2007 compared to 2006

Consumer International net sales in 2007 were $388.3 million, an increase of $51.4 million, or approximately 15% as compared to 2006. Of the increase, approximately 3% is associated with the OGI and SPINBRUSH acquisitions, 8% is associated with favorable foreign exchange rates and the balance is associated with higher sales of personal care and household products in Canada, skin care and oral care products in France, skin care products in Australia, oral care products in the UK and depilatory products in Brazil and a reduction of promotion reserves of $2.9 million, based upon updated information including actual expense, partially offset by reduced sales resulting from the loss of a distribution arrangement to sell certain personal care products in the UK.

Consumer International Income before Minority Interest and Income Taxes in 2007 was $33.2 million, a $7.9 million increase as compared to 2006. The increase is a result of higher profits associated with sales in Canada, France, Australia and Brazil, and the contribution from the OGI business. Results in 2007 include a $3.3 million gain associated with the sale of certain property owned by the Company’s Canadian subsidiary offset by tradename impairment charges of $4.2 million and a $3.5 million charge relating to the reorganization of the Company’s Canadian business. Intangible asset impairment charges were $3.3 million in 2006.

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

Consumer International Income before Minority Interest and Income Taxes was $25.3 million in 2006, an increase of $11.0 million as compared to 2005. The increase is a result of the contribution from the products of the acquired businesses. Moreover, the 2005 period reflected a litigation charge of $8.3 million and a $6.4 million restructuring charge (which includes both severance and asset impairment charges) associated with the closure of a consumer packaged goods plant at one of its international locations. Partially offsetting the increase were higher manufacturing and distribution costs, an unfavorable sales mix (more lower margin household products), and an increase in marketing expenses in England in support of certain personal care products. Both years include tradename impairment charges which totaled $3.3 million in 2006 and $3.0 million in 2005.

Specialty Products

2007 compared to 2006

Specialty Products net sales were $258.5 million in 2007, an increase of $38.2 million, or 17% as compared to 2006. The increase is due to higher unit volumes and improved pricing in both animal nutrition and specialty chemicals. The animal nutrition sales increase also reflects a pricing surcharge of $3.5 million enacted during the third quarter of 2007 on certain products which partially recover extraordinary cost increases for PFAD.

Specialty Products Income before Minority Interest and Income Taxes was $16.4 million in 2007, an increase of $2.2 million as compared to 2006. The increase is principally the result of profits on higher net sales, partially offset by higher PFAD and soda ash costs.

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

Liquidity and capital resources

Net Debt

The Company had outstanding total debt of $856.0 million and cash and cash equivalents of $249.8 million (of which approximately $71.9 million resides in foreign subsidiaries) at December 31, 2007. Total debt less cash (“net debt”) was $606.2 million at December 31, 2007. This compares to total debt of $933.3 million and cash of $110.5 million, resulting in net debt of $822.8 million at December 31, 2006.

	Year Ending December 31,
(in thousands)	2007	2006	2005
Cash Flow Analysis:
Net cash provided by operating activities	$248,677	$186,444	$190,107
Net cash used in investing activities	(42,522)	(385,516)	(105,114)
Net cash (used in) provided by financing activities	(73,619)	177,653	(101,224)

Net Cash Provided by Operating Activities—The Company’s net cash provided by operations in 2007 increased $62.3 million to $248.7 million as compared to $186.4 million in 2006. The increase was primarily due to higher net income, higher depreciation and amortization expense, higher non-cash stock compensation expense and increases in deferred income taxes and income taxes payable that were offset by other working capital changes. The Company anticipates that its cash from operations will be sufficient to meet its capital expenditure program costs, pay its dividends at current rates and meet its mandatory debt repayment schedule over the next twelve months.

For the years ended December 31, 2007, 2006 and 2005, the components of working capital that significantly impacted operating cash flow are as follows:

Cash used by accounts receivable was $6.9 million in 2007 due to the Company’s strong fourth quarter net sales, which were 10% higher than the fourth quarter of 2006. Accounts receivable increased by $14.3 million in 2006 as compared to fiscal year end 2005. This increase was largely due to the Company’s strong fourth quarter net sales, which were 22% higher than the fourth quarter of 2005 and were primarily associated with the OGI and SPINBRUSH acquisitions. In 2005, accounts receivable increased by $28.4 million as compared to 2004. The increase was largely due to the Company’s strong fourth quarter net sales, which were 6.5% higher than the fourth quarter of 2004.

Cash used by inventories was $13.8 million in 2007, primarily due to support of higher anticipated sales. Inventories increased in 2006 by $38.8 million due to the OGI and SPINBRUSH acquisitions. Inventories increased in 2005 by $9.8 million due to the impact of higher raw and packaging costs experienced in 2005, inventory in support of the ELEXA brand and the need to support higher sales.

Cash used by accounts payable, taxes payable and other accrued liabilities was $16.9 million in 2007 as compared to 2006 primarily due to increased marketing interest and tax expenses and the timing of invoice payments partially offset by the $10.4 million litigation settlement described in Note 16 (c) to the consolidated financial statements included in this report. The net decrease of $6.2 million in accounts payable, taxes payable and other liabilities in 2006 is related to the timing of payments related to increased payables at December 31, 2005. The net increase of $34.3 million in accounts payable, taxes payable and other liabilities in 2005 includes the additional reserve recorded in connection with the Andes litigation of $8.3 million and the timing of tax payments.

Net Cash Used in Investing Activities—Net cash used in investing activities during 2007 was $42.5 million, reflecting $48.9 million of additions for property, plant and equipment. Offsetting these investing activities were proceeds received from the sale of Canadian property of $7.2 million. Cash used in investing activities in 2006 of $385.5 million reflected $337.5 million utilized for the OGI acquisition and the USAD Canadian distribution rights and $47.6 million in property, plant and equipment. Cash used in investing activities in 2005 of $105.1 million reflected $81.1 million utilized for the acquisitions of SPINBRUSH and a skin care product in South America, and investments of $37.7 million in property, plant and equipment. These uses of cash in 2005 were partially offset by proceeds of $14.7 million associated mainly with the sale of the Company’s former Cranbury facility. The Company anticipates 2008 additions to property, plant and equipment to be approximately $55 million.

Net Cash Used in Financing Activities—Net cash used in financing activities during 2007 was $73.6 million. This reflects voluntary and mandatory payments on the Term Loan of $90.0 million and the payment of cash dividends of $19.7 million. Offsetting these transactions were an increase of $15.0 million in short-term borrowings related to the Company’s accounts receivable securitization facility (which was used to make voluntary term loan payments), and proceeds of and tax benefits from stock option exercises of $23.8 million. During 2006 the Company increased its total amount of debt by $176.8 million. The increase resulted from $250.0 million borrowed to fund the OGI acquisition and making both voluntary and mandatory debt repayments of $72.9 million. In addition, the Company paid cash dividends of $16.9 million. These decreases were partially offset by proceeds and tax benefits on stock option exercises of $19.8 million. During 2005, net cash used in financing activities was $101.2 million. This represented term loan voluntary debt payments of $100.0 million, the redemption of all the remaining 9 1/2% Senior Subordinated Notes of $6.4 million and the payments of dividends of $15.3 million. These uses were partially offset by proceeds from stock option exercises of $17.2 million.

The Company entered into two cash flow hedge agreements, each covering $100.0 million of zero cost collars, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its term loan debt. The hedge agreements have terms of five and three years, respectively, each with a cap of 6.50% and a floor of 3.57%. There was no income statement impact resulting from these agreements as all changes in the hedging options’ fair value are recorded in Accumulated Other Comprehensive Income on the balance sheet.

On December 23, 2005, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a number of banks and other financial institutions. This amended and restated Credit Agreement initially provided for a five year Term Loan A in a principal amount of $300.0 million, subject to an increase by up to an additional $250.0 million through an accordion feature upon the satisfaction of certain conditions, and continued the existing five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100.0 million. On August 7, 2006, the Company’s existing bank credit facility was amended and increased by $250.0 million, which the Company used to fund the OGI acquisition while maintaining the $250 million accordion feature. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its domestic subsidiaries. Those domestic subsidiaries have also guaranteed the loan obligations under the Credit Agreement. Certain of the covenants in the amended and restated credit agreement were also modified. The Term Loan and the Revolving Loans bear interest under one of two rate options, selected by the Company, equal to (a) either (i) a eurocurrency rate (adjusted for any reserve requirements) (“Eurocurrency Rate”) or (ii) the greater of the prime rate, the secondary market rate for three-month certificates of deposit (adjusted for any reserve requirements) plus the applicable FDIC assessment rate plus 1.0%, or the federal funds effective rate plus 0.5% (“Alternate Base Rate”), plus (b) an applicable margin. On the closing date of the new agreement, the applicable margin was (a) 1.00% for the Eurocurrency rate and (b) 0% for the alternate rate. The term loan was used to refinance the Company’s Term Loan B and the revolving loans are available for general corporate purposes. See Note 10 to the consolidated financial statement for additional information.

Adjusted EBITDA

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility. Management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a specific period of time. Adjusted EBITDA was $374.4 million for 2007. The leverage ratio (total debt to Adjusted EBITDA) was 2.26 which is below the maximum of 3.75 permitted under the credit facility, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for 2007 was 6.36 which is above the minimum of 3.0 permitted under the credit facility. The Company’s obligations under the credit facility are secured by the assets of the Company and certain domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for 2007 is as follows (in millions):

Net Cash Provided by Operating Activities	$248.7
Interest Expense	58.9
Current Income Tax Provision	79.4
Excess Tax Benefit on Stock Options Exercised	7.7
Change in Working Capital and Other Liabilities	(2.0)
Investment Income	(8.1)
Litigation Settlement (Note 16c)	(10.4)
Other	0.2

Adjusted EBITDA (per loan agreement)	$374.4

Net Cash Used in Investing Activities	$(42.5)

Net Cash Used in Financing Activities	$(73.6)

Commitments as of December 31, 2007

The table below summarizes the Company’s material contractual obligations and commitments as of December 31, 2007.

	Payments Due by Period
(In thousands)	Total	2008	2009 to 2010	2011 to 2012	After 2012
Short & Long-Term Debt
Syndicated Financing Loans	$391,069	$33,706	$206,891	$150,472	$—
Senior Subordinated Notes	250,000	—	—	250,000	—
Convertible Debentures(1)	99,948	—	—	—	99,948
Securitization of A/R Facility	115,000	115,000	—	—	—

	856,017	148,706	206,891	400,472	99,948

Interest on Fixed Rate Debt(2)	208,773	20,247	40,495	39,837	108,194

Operating Lease Obligations	127,387	21,300	31,174	22,648	52,265

Other Long-Term Liabilities
Letters of Credit(3)	6,828	6,828	—	—	—
Surety/Performance Bonds	776	776	—	—	—
Pension Contributions(4)	6,698	6,698	—	—	—
Purchase Obligations(5)	78,373	51,784	26,589	—	—

Total	$1,284,852	$256,339	$305,149	$462,957	$260,407

(1)	On each of August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023 and August 15, 2028, or in the event of a change in control, holders may require the Company to repurchase all or any portion of the debentures at a purchase price equal to 100.0% of the principal amount of the debentures, plus accrued and unpaid interest to the date of repurchase. The Company must pay cash for any debentures repurchased on August 15, 2010. The Company may choose to pay cash, shares of its common stock, or a combination of cash or shares of its common stock for any debentures repurchased on August 15, 2013, August 15, 2018, August 15, 2023 or August 15, 2028 or following a change in control. The Company has the right to redeem all or part of the debentures on or after August 15, 2008.
(2)	Represents interest on the Company’s 5.25% senior convertible debentures due 2033 and interest on the 6% senior subordinated notes due in 2012. The Company did not include interest expense on its variable rate debt as it cannot predict future interest rates.
(3)	Letters of credit with several banks guarantee payment for items such as insurance claims in the event of the Company’s insolvency, one year of lease payments on a warehouse and certain inventory purchases.
(4)	Pension contributions are based on actuarial assessments of government regulated employer funding requirements per plan. These requirements are not projected beyond one year since they fluctuate with the change in plan assets, assumptions and demographics.
(5)	The Company has outstanding purchase obligations with suppliers at the end of 2007 for raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding and do not represent total anticipated purchases.

The Company has excluded from the table above uncertain tax liabilities as defined in FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” due to the uncertainty of the amount per period of payment. As of December 31, 2007, the Company has gross uncertain tax liabilities, including interest, of $30.5 million (see Note 11 to the consolidated financial statements).

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

Financial Condition

The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements. The Company’s broad product portfolio, strong brand names and market positions have provided a stable base of cash flow. The Company’s broad product line is marketed through multiple distribution channels. The Company believes that, as is the case with other basic consumer products, consumers purchase most of its products largely independent of economic cycles. However, the Company’s ability to meet its financial obligations depends on successful financial and operating performance. The Company cannot guarantee that it will achieve such performance, which depends upon a number of factors, many of which are beyond its control. These factors include:

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

The Company has a total debt-to-capital ratio of approximately 44%. At December 31, 2007 the Company had $91.0 million of additional borrowing capacity available through the revolving loans under its Credit Agreement and a $250.0 million accordion feature associated with the Term Loan. Management believes that operating cash flow, coupled with the Company’s access to credit markets, will be sufficient to meet the anticipated cash requirements for the coming year.

OTHER ITEMS

Market risk

Concentration of Risk

In each of the years ended December 31, 2007, 2006 and 2005, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates were 22%, 21% and 18%, respectively, of the Company’s total consolidated net sales.

Interest Rate Risk

The Company has total debt outstanding at December 31, 2007 of $856.0 million, of which $349.9 million or 41% carries a fixed rate of interest. The remaining debt balance is primarily comprised of $391.1 million in term loans under the Credit Agreement and $115.0 million outstanding under the receivables purchase agreement. The weighted average interest rate on all these borrowings at December 31, 2007, excluding deferred financing costs and commitment fees, was approximately 5.8%.

The Company entered into two cash flow hedge agreements, each covering $100.0 million of zero cost collars, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its term loan debt. The hedge agreements have terms of five and three years, respectively, each with a cap of 6.50% and a floor of 3.57%. There was no income statement impact resulting from these agreements as all changes in the hedging options’ fair value are recorded in Accumulated Other Comprehensive Income on the balance sheet.

If the variable rate on the Company’s floating rate debt outstanding on December 31, 2007 were to change by 100 basis points from the December 31, 2007 level, annual interest expense associated with the floating rate debt would change by approximately $5.1 million.

Commodity Risk

In order to reduce the purchase price risk resulting from the variability of fuel prices, the Company has, from time to time, entered into short-term hedges for diesel fuel. The fixed price for these hedges is based on the Diesel Fuel-EIA Index, and is subsequently measured each month against the average price of On-Highway diesel fuel per the same index, which is published weekly. Differences between the hedges fixed price and the average of the weekly prices within a month, are recorded in cost of sales as incurred. During 2007, the Company placed hedges for approximately 40% of its annual requirements at a cost of $0.4 million, and there were no hedges outstanding at December 31, 2007.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company currently has intercompany loans with certain of its subsidiaries. The Company is exposed to foreign exchange accounting remeasurement gains and losses from these intercompany loans. The Company previously entered into several foreign exchange contracts to hedge the net accounting remeasurement exposure on these loans. However, at December 31, 2007, the Company had no outstanding hedges. The purpose of the Company’s foreign currency hedging activities was to protect the Company from the risk that the eventual dollar net cash inflows or outflows would be adversely affected by changes in exchange rates. These contracts did not qualify for hedge accounting in accordance with SFAS No. 133 and were marked to market in Other Expenses in the Company’s Income Statement.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales or purchases denominated in the Canadian dollar, the British pound and the Euro. There were no contracts at December 31, 2007 to hedge these transactions and the Company had no outstanding material contracts at December 31, 2007.

The Company is also subject to translation exposure of the Company’s foreign subsidiaries’ financial statements. A hypothetical 10% change in the exchange rates for the U.S. Dollar to the currencies noted above at December 31, 2007 and 2006 would result in an annual currency translation gain or loss of approximately $2.9 million in 2007 and $2.3 million in 2006.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in the liability to plan participants for contributions designated to Company stock in the Company’s deferred compensation plan as a result of changes in quoted fair values. These contracts, which consist of cash settled call options in the amount of 203 thousand shares, covered approximately 75% of the notional shares in the plan and are marked to market through earnings. As a result of these contracts, the Company recognized income (expense) of approximately $0.9 million in 2007, $1.2 million in 2006, and ($0.3) million in 2005, which reduced (increased) the total charge for deferred compensation, which is included in SG&A expense.

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

During 2007 and 2006, the Company sold $5.6 and $15.8 million, respectively, of laundry and cleaning products to USAD. Furthermore, the Company billed USAD $0.1 million and $0.2 million for leased space in 2007 and 2006 respectively.

The Company’s only financial interest in USAD, has been the Company’s direct equity investment. The Company had no relationship with the equity holders of USAD. For this reason, the Company believes it has had no incentive to negotiate with USAD in a manner that is not in the best interests of its stockholders generally.

For the years ended December 31, 2007, 2006, 2005, the Company invoiced Armand $1.6, $1.6 and $1.7 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses), respectively. Sales of Armand products to the Company over the same periods were $9.6, $9.7 and $10.7 million, respectively. As of December 31, 2007 and 2006, the Company had outstanding receivables from Armand of $1.3 and $0.6 million. Also, the Company has outstanding accounts payable to Armand of $0.8 and $0.6 million as of December 31, 2007 and 2006, respectively.

For the years ended December 31, 2007, 2006, 2005, the Company invoiced ArmaKleen $3.0, $2.8 and $2.6 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses), respectively. Sales of inventory to ArmaKleen over the same periods were $5.0, $5.2 and $4.7 million, respectively. As of December 31, 2007 and 2006, the Company had outstanding receivables from ArmaKleen of $1.1 and $0.7 million, respectively.

For the years ended December 31, 2007 and 2006, the Company invoiced Esseco $1.4 and $0.9 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses), respectively. Sales of Esseco products to the Company over the same periods were $0.2 and $0.1 million, respectively. As of December 31, 2007 and 2006, the Company had outstanding receivables from Esseco of $0.5 and $0.8 million. Sales of the Company’s products to Esseco over the same periods were $0.8 and $0.5 million, respectively.

In connection with its Armand, ArmaKleen and Esseco joint ventures and its partnership with a supplier of sodium raw materials (See Note 16b of the notes to the consolidated financial statements), the Company believes it has no incentive to negotiate with any of those entities in a manner that is not in the best interests of stockholders generally, since it has no equity interest in the other partners. The Company has entered into agreements with these entities in the ordinary course of business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section beginning on page 21 of this annual report on Form 10-K.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have audited the Company’s internal control over financial reporting. Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements appear on pages 41 and 42 of this annual report on Form 10-K.

/s/ JAMES R. CRAIGIE	/s/ MATTHEW T. FARRELL
James R. Craigie	Matthew T. Farrell
Chairman and Chief Executive Officer	Chief Financial Officer

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Church & Dwight Co., Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment. Also discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 26, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123R, Share-Based Payment on January 1, 2006 and FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 on January 1, 2007.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 26, 2008

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005
Net Sales	$2,220,940	$1,945,661	$1,736,506
Cost of sales	1,353,042	1,184,524	1,099,506

Gross Profit	867,898	761,137	637,000
Marketing expenses	256,743	216,661	183,422
Selling, general and administrative expenses	306,121	292,374	240,802

Income from Operations	305,034	252,102	212,776
Equity in earnings of affiliates	8,236	7,135	4,790
Investment earnings	8,084	5,306	3,985
Loss on early extinguishment of debt	—	—	(1,241)
Other income (expense), net	2,469	2,579	(1,329)
Interest expense	(58,892)	(54,028)	(44,098)

Income before minority interest and taxes	264,931	213,094	174,883
Minority interest	6	(4)	(91)

Income before income taxes	264,925	213,098	174,974
Income taxes	95,900	74,171	52,068

Net Income	$169,025	$138,927	$122,906

Weighted average shares outstanding—Basic	65,840	64,856	63,857
Weighted average shares outstanding—Diluted	70,312	68,946	69,289
Net income per share—Basic	$2.57	$2.14	$1.92
Net income per share—Diluted	$2.46	$2.07	$1.83

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share data)	2007	2006
Assets
Current Assets
Cash and cash equivalents	$249,809	$110,476
Accounts receivable, less allowances of $4,548 and $2,258	247,898	231,403
Inventories	213,651	194,900
Deferred income taxes	13,508	9,410
Note receivable—current	1,263	—
Prepaid expenses	9,224	9,881

Total Current Assets	735,353	556,070

Property, Plant and Equipment (Net)	350,853	340,484
Note Receivable	3,670	5,226
Equity Investment in Affiliates	10,324	10,394
Long-term Supply Contracts	2,519	3,307
Tradenames and Other Intangibles	665,168	679,287
Goodwill	688,842	686,301
Other Assets	75,761	53,085

Total Assets	$2,532,490	$2,334,154

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$115,000	$102,267
Accounts payable and accrued expenses	303,071	290,546
Current portion of long-term debt	33,706	38,144
Income taxes payable	6,012	13,447

Total Current Liabilities	457,789	444,404

Long-term Debt	707,311	792,925
Deferred Income Taxes	162,746	134,269
Deferred and Other Long Term Liabilities	87,769	46,763
Pension, Postretirement and Postemployment Benefits	36,416	51,639
Minority Interest	194	317

Total Liabilities	1,452,225	1,470,317

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value
Authorized 150,000,000 shares, issued 69,991,482 shares	69,991	69,991
Additional paid-in capital	121,902	90,399
Retained earnings	891,868	740,130
Accumulated other comprehensive income	39,128	12,153

	1,122,889	912,673
Common stock in treasury, at cost:
3,747,719 shares in 2007 and 4,630,388 shares in 2006	(42,624)	(48,836)

Total Stockholders’ Equity	1,080,265	863,837

Total Liabilities and Stockholders’ Equity	$2,532,490	$2,334,154

See Notes to Consolidated Financial Statements

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash Flow From Operating Activities
Net Income	$169,025	$138,927	$122,906

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,671	51,727	44,158
Equity in earnings of affiliates	(8,236)	(7,135)	(4,790)
Distributions from unconsolidated affiliates	7,074	6,668	5,528
Deferred income taxes	16,519	9,025	2,390
Asset impairment charges and other asset write-offs	7,463	16,785	19,805
Gain on sale of assets	(3,325)	—	—
Non cash compensation expense	11,416	10,617	—
Net non-cash charges related to loss on early extinguishment of debt	—	—	1,241
Unrealized foreign exchange (gain) loss	(2,580)	(2,359)	4,193
Other	377	295	(395)
Change in assets and liabilities:
Accounts receivable	(6,902)	(14,265)	(28,444)
Inventories	(13,758)	(13,061)	(9,815)
Prepaid expenses	1,061	3,020	(959)
Accounts payable and accrued expenses	5,247	(4,195)	15,999
Income taxes payable	11,775	1,151	23,073
Excess tax benefit on stock options exercised	(7,681)	(7,601)	—
Other liabilities	4,531	(3,155)	(4,783)

Net Cash Provided By Operating Activities	248,677	186,444	190,107

Cash Flow From Investing Activities
Additions to property, plant and equipment	(48,876)	(47,598)	(37,737)
Acquisitions (net of cash acquired)	(211)	(337,471)	(81,128)
Return of capital from equity affiliates	1,250	1,043	1,662
Proceeds from note receivable	—	2,355	1,015
Contingent acquisition payments	(1,257)	(1,786)	(2,412)
Change in other long-term assets	(641)	(2,059)	(1,260)
Net proceeds from sale of assets	7,213	—	14,746

Net Cash Used In Investing Activities	(42,522)	(385,516)	(105,114)

Cash Flow From Financing Activities
Long-term debt borrowing	—	250,000	300,000
Long-term debt repayment	(90,052)	(69,942)	(410,119)
Short-term debt borrowings—net	14,654	(2,311)	5,102
Bank overdrafts	(1,979)	(1,005)	2,935
Proceeds from stock options exercised	16,069	12,195	17,167
Excess tax benefit on stock options exercised	7,681	7,601	—
Purchase of treasury stock	(246)	—	—
Payment of cash dividends	(19,746)	(16,868)	(15,315)
Deferred financing costs	—	(2,017)	(994)

Net Cash Provided by (Used In) Financing Activities	(73,619)	177,653	(101,224)
Effect of exchange rate changes on cash and cash equivalents	6,797	5,217	(2,631)

Net Change In Cash and Cash Equivalents	139,333	(16,202)	(18,862)
Cash and Cash Equivalents at Beginning Of Year	110,476	126,678	145,540

Cash and Cash Equivalents at End Of Year	$249,809	$110,476	$126,678

See Notes to Consolidated Financial Statements

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW—(Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:
Interest (net of amounts capitalized)	$55,522	$52,268	$41,966

Income taxes	$64,120	$64,092	$29,565

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$—	$361,989	$81,128
Purchase price	—	(329,839)	(81,128)

Liabilities assumed	$—	$32,150	$—

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$983	$1,274	$3,141

See Notes to Consolidated Financial Statements

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

	Number of Shares		Amounts
(in thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
January 1, 2005	69,991	(6,803)	$69,991	$(64,775)	$47,444	$510,480	$(3,110)
Net income	—	—	—	—	—	122,906	—	$122,906
Translation adjustments	—	—	—	—	—	—	2,890	2,890
Minimum pension liability, net of tax benefits of $83	—	—	—	—	—	—	(234)	(234)

Comprehensive income	—	—	—	—	—	—	—	$125,562

Cash dividends	—	—	—	—	—	(15,315)	—
Stock option plan transactions, including related income tax benefits of $9,186	—	1,191	—	8,865	17,488	—	—
Other stock issuances	—	9	—	70	178	—	—

December 31, 2005	69,991	(5,603)	69,991	(55,840)	65,110	618,071	(454)
Net income	—	—	—	—	—	138,927	—	$138,927
Translation adjustments	—	—	—	—	—	—	15,302	15,302
Minimum pension liability, net of tax benefits of $220	—	—	—	—	—	—	(338)	(338)
SFAS No. 158 adoption adjustment, net of taxes of $1,300	—	—	—	—	—	—	(2,182)	—
Interest rate agreements, net of taxes of $113							(175)	(175)

Comprehensive income	—	—	—	—	—	—	—	$153,716

Cash dividends	—	—	—	—	—	(16,868)	—
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $9,185	—	924	—	6,655	24,988	—	—
Other stock issuances	—	49	—	349	301	—	—

December 31, 2006	69,991	(4,630)	69,991	(48,836)	90,399	740,130	12,153
Net income	—	—	—	—	—	169,025	—	$169,025
Translation adjustments	—	—	—	—	—	—	21,034	21,034
Defined benefit plans, net of taxes of $3,698	—	—	—	—	—	—	7,029	7,029
Interest rate agreements, net of taxes of $709	—	—	—	—	—	—	(1,088)	(1,088)

Comprehensive income	—	—	—	—	—	—	—	$196,000

FIN No. 48 adoption adjustment						2,459
Cash dividends	—	—	—	—	—	(19,746)	—
Stock purchases	—	(5)	—	(246)	—	—	—
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $10,064	—	876	—	6,366	30,326	—	—
Other stock issuances	—	11	—	92	1,177	—	—

December 31, 2007	69,991	(3,748)	$69,991	$(42,624)	$121,902	$891,868	$39,128

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

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America. The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. The Company accounts for equity investments on the cost method for those investments in which it does not control nor have the ability to exert significant influence over the investee, which is generally when the Company has less than a 20 percent ownership interest. In circumstances where the Company has greater than a 20 percent ownership interest and has the ability to exercise significant influence but does not control the investee, the investment is accounted for under the equity method. As a result, the Company accounts for its less than 20% interest in USA Detergents on the cost basis and accounts for its 50% interest in its Armand Products Company joint venture (“Armand”), The ArmaKleen Company joint venture (“ArmaKleen”) and the Esseco U.K. LLP joint venture (“Esseco”) under the equity method of accounting. Armand, ArmaKleen and Esseco are specialty chemical businesses and the Company’s portion of their equity earnings is reported in the corporate segment, as described in Note 18. None of these entities are considered a significant subsidiary; therefore, summarized financial statement data is not presented.

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

Inventories

Inventories are valued at the lower of cost or market. Approximately 20% of the inventory at December 31, 2007 and 2006, were determined utilizing the last-in, first-out (LIFO) method. The cost of substantially all inventory in the Company’s Specialty Products segment as well as inventory sold under the ARM & HAMMER

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and BRILLO trademarks in the Consumer Domestic segment is determined utilizing the LIFO method. The cost of the remaining inventory is determined using the first-in, first-out (“FIFO”) method. When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value which reflects any costs to sell or dispose of the inventory). The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. The estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products. To minimize this risk, the Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to reduce the net realizable value of inventory were $9.7 million at December 31, 2007, and $8.8 million at December 31, 2006.

Property, Plant and Equipment

Property, plant and equipment and additions thereto are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives for building and improvements, machinery and equipment, and office equipment range from 9-40, 3-20 and 3-10 years, respectively. Routine repairs and maintenance are expensed when incurred. Leasehold improvements are depreciated no longer than the lease term, except when the lease renewal has been determined to be reasonably assured and failure to renew the lease imposes a penalty on the Company.

Property, plant and equipment are reviewed whenever events or changes in circumstances occur that indicate possible impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of Company assets and liabilities. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

Software

The Company accounts for software in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires companies to capitalize certain costs of developing computer software. Amortization is recorded using the straight-line method over the estimated useful lives of the software, which is estimated to be no longer than 5 years.

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

Research and Development

Research & development costs in the amount of $49.8 million in 2007, $44.7 million in 2006 and $38.7 million in 2005 were charged to expense as incurred and included in selling, general and administrative expenses.

Earnings Per Share

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution to the Company’s earnings from common stock issuable pursuant to the exercise of stock options outstanding and the dilutive effect of contingently convertible debt instruments.

The following table reflects the components of common shares outstanding for each of the three years ended December 31, 2007 in accordance with SFAS No. 128:

(In thousands)	2007	2006	2005
Weighted average common shares outstanding—basic	65,840	64,856	63,857
Dilutive effect of stock options	1,242	862	2,206
Dilutive effect of convertible debt	3,230	3,228	3,226

Equivalent average common shares outstanding—diluted	70,312	68,946	69,289

Antidilutive stock options outstanding	629	116	706

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R requires the determination of fair value of share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006, and began recognizing an expense for unvested share-based compensation that had been issued or were to be issued after that date. As permitted by SFAS No. 123R, the Company applied the modified prospective method of adoption, under which compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the original SFAS 123 for either recognition or pro forma disclosures. In 2007, the Company recorded a pre-tax charge of $10.6 million associated with the fair-value of unvested stock options, of which $9.1 million was included in selling, general and administrative expenses and $1.5 million in cost of goods sold. The after-tax impact of the charge was $6.5 million. Diluted EPS was negatively impacted by $0.09 per share. In 2006, the Company recorded a pre-tax charge of $10.3 million associated with the fair-value of unvested stock options, of which $9.0 million was included in selling, general and administrative expenses and $1.3 million in cost of goods sold. The after-tax impact of the charge was $6.4 million. Diluted EPS was negatively impacted by $0.09 per share.

Prior to January 1, 2006, The Company accounted employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost been determined based on the fair values of the stock options at the date of grant in accordance with SFAS 123R, the Company would have recognized additional compensation expense, net of taxes, of $4.8 million for 2005 and the Company’s pro forma net income and pro forma net income per share for 2005 would have been as follows:

(In thousands, except for per share data)	2005
Net Income
As reported	$122,906
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	32
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,814)

Pro forma	$118,124

Net Income per Share: basic
As reported	$1.92
Pro forma	$1.85
Net Income per Share: diluted
As reported	$1.83
Pro forma	$1.77

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments designated and qualifying as cash flow hedges, and minimum pension liability adjustments, and is presented in the Consolidated Statements of Changes in Stockholders’ Equity and addressed in Note 12. Accumulated comprehensive income includes the effect of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, that was adopted by the Company as of December 31, 2006.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized. The Company records liabilities for potential assessments in various tax jurisdictions under FIN 48 (see “Recent Accounting Pronouncements” below). The liabilities relate to tax return positions that, although supportable by the Company, may be challenged by the tax authorities. The Company adjusts these liabilities as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations. Settlement of any issue, or an adverse determination in litigation, with a taxing authority could require the use of cash and result in an increase in our annual tax rate. Conversely, favorable resolution of an issue with a taxing authority would result in a reduction to our annual tax rate.

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

Included in the balance of unrecognized tax benefits at January 1, 2007, is $6.9 million of tax benefits that, if recognized, would affect the effective tax rate. During the twelve months ended December 31, 2007, the Company recognized approximately $4.3 million in tax expenses associated with uncertain tax positions. As of December 31, 2007, the Company had a long term tax liability of $27.8 million (excluding interest) related to uncertain tax positions. The Company does not anticipate that the settlement of audits and the expiration of statutes of limitations within the next twelve months will result in a significant change in unrecognized tax benefits.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to U.S. federal income tax as well as the income tax in multiple state and foreign jurisdictions. All U.S. federal income tax examinations of the Company for the years through 2003 have been effectively concluded. During the fourth quarter of 2007, the Company was notified by the Internal Revenue Service that its federal income tax returns for the years 2004 through 2006 had been selected for examination. Substantially all material state, local and foreign income tax matters have been effectively concluded for years through 2000.

The Company’s policy for recording interest associated with income tax examinations is to record interest as a component of income before taxes. Interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. During the twelve months ended December 31, 2007, the Company recognized approximately $1.6 million in interest expense associated with uncertain tax positions. As of December 31, 2007, the Company had accrued interest expense related to unrecognized tax benefits of $2.7 million.

Recent Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements”, was issued in September 2006 and, under FASB Staff Position (“FSP”) FAS No. 157-b, is effective for fiscal years beginning after November 15, 2008. SFAS No. 157 provides a single definition of fair value to be utilized under other accounting pronouncements that require fair value measurements, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The statement generally is to be applied prospectively, so that it does not require any new fair value measurements. During the fourth quarter of 2007, the FASB Board deferred the effective date of the statement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”, was issued on February 15, 2007, and is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits companies to choose to measure selected financial assets and liabilities at fair value. If the fair value option is elected, a company will report unrealized gains and losses on those assets and liabilities in each subsequent reporting date. The Company has concluded that SFAS

No. 159 will not have an effect to its final assets and liabilities as of December 31, 2007. As of the adoption date, the Company has not changed its accounting for any eligible instruments.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, was issued in December 2007 and is effective for the Company for fiscal years beginning on or after December 15, 2008. SFAS No.160 establishes accounting and reporting standards for the noncontrolling interest (sometimes called minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The Company is currently assessing what impact the adoption of this statement will have on its consolidated statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), to replace SFAS No. 141, Business Combinations. SFAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect the adoption of SFAS 141(R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Fair Value of Financial Instruments and Risk Management

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006. Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2007		2006
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$1,263	$1,263	$—	$—
Long-term note receivable	3,670	3,661	5,226	4,758
Financial Liabilities:
Short-term borrowings	115,000	115,000	102,267	102,267
Current portion of long-term debt	33,707	33,707	38,144	38,144
Senior Subordinated Note debt @ 6.0%	250,000	242,500	250,000	244,375
Long-term bank debt	391,069	389,114	442,925	441,818
Convertible debt	99,948	177,268	100,000	140,500

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable

The carrying value of the note receivable represents the face value discounted by an interest factor management believes appropriate for the credit risk involved at the date of the note. The fair value of the note receivable reflects what management believes is the appropriate interest factor at December 31, 2007 and 2006, respectively, based on similar risks in the market.

Short-term Borrowings

The carrying amounts of accounts receivable securitization and unsecured lines of credit equal fair value because of short maturities and variable interest rates.

Long-term Bank Debt, Current Portion of Long-term Debt

The Company determines fair value based upon prevailing value of equivalent financing.

Convertible Debt and Senior Subordinated Note Debt

The Company determines fair value of its convertible debentures based upon the debentures’ quoted market value.

Interest Rate Risk

The Company has total debt outstanding at December 31, 2007 of $856.0 million, of which $349.9 million or 41% carries a fixed rate of interest. The remaining debt balance is primarily comprised of $391.1 million in term loans under the Credit Agreement and $115.0 million outstanding under a receivables purchase agreement. The weighted average interest rate on these borrowings at December 31, 2007, excluding deferred financing costs and commitment fees, was approximately 5.8%.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company entered into two cash flow hedge agreements, each covering $100.0 million of zero cost collars, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its term loan debt. The hedge agreements have terms of five and three years, respectively, each with a three month LIBOR cap of 6.50% and a floor of 3.57%. There was no income statement impact resulting from these agreements as all changes in the hedging options’ fair value are recorded in Accumulated Other Comprehensive Income on the balance sheet. The Company estimates that approximately $0.1 million will be recognized in earnings in the next twelve months.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in the liability to plan participants for contributions designated to Company stock in the Company’s deferred compensation plan as a result of changes in quoted fair values. These contracts, which consist of cash settled call options in the amount of 203 thousand shares, covered approximately 75% of the notional shares in the plan and are marked to market through earnings. As a result of these contracts, the Company recognized income (expense) of approximately $0.9 million in 2007, $1.2 million in 2006 and $(0.3) million in 2005, which reduced (increased) the charge for deferred compensation, included in SG&A expenses.

3. Inventories

Inventories are summarized as follows:

(In thousands)	2007	2006
Raw materials and supplies	$53,516	$48,193
Work in process	9,169	10,706
Finished goods	150,966	136,001

Total	$213,651	$194,900

Inventories valued on the last-in, first-out (“LIFO”) method totaled $42.0 million and $38.1 million at December 31, 2007 and 2006, respectively, and would have been approximately $8.4 million and $3.5 million higher, respectively, had they been valued using the first-in, first-out (“FIFO”) method. The amount of LIFO liquidations in 2007 and 2006 were immaterial.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	2007	2006	Estimated Lives (Years)
Land	$11,343	$13,463	N/A
Buildings and improvements	147,114	143,503	9-40
Machinery and equipment	436,104	399,730	3-20
Office equipment and other assets	40,380	38,254	3-10
Software	33,336	28,479	5
Mineral rights	1,490	1,241	Based on Volume
Construction in progress	15,915	14,100	N/A

	685,682	638,770
Less accumulated depreciation and amortization	334,829	298,286

Net Property, Plant and Equipment	$350,853	$340,484

Depreciation and amortization of property, plant and equipment amounted to $35.8 million, $35.6 million and $33.0 million in 2007, 2006 and 2005, respectively. Interest charges in the amount of $0.8 million, $0.6 million and $0.5 million were capitalized in connection with construction projects in 2007, 2006 and 2005, respectively.

The Company wrote off $3.3 million and $1.5 million of obsolete property, plant and equipment in 2007 and 2006, respectively and charged most of these write-offs to the Consumer Domestic segment. In August 2007, the Company sold certain property owned by its Canadian subsidiary that had a net book value of $3.9 million. The Company received $7.2 million for the property, net of selling costs. The gain on sale is included as a reduction of selling, general and administrative expenses and was allocated to the Consumer International segment. In 2006, the Company sold its Chicago plant for an amount approximating its net book value.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Acquisitions

Orange Glo International, Inc.

On August 7, 2006, the Company acquired substantially all of the net assets of Orange Glo International, Inc. (“OGI”), including laundry and cleaning products such as OXICLEAN, a premium-priced laundry pre-wash additive, KABOOM bathroom cleaner and ORANGE GLO household cleaner. The purchase price was $325.4 million, plus fees of approximately $4.4 million, which was financed through a $250.0 million addition to the Company’s existing bank credit facility and available cash. Assets acquired at the purchase date included intellectual property, permits, contracts, equipment, and books and records. The Company allocated a significant portion of the purchase price to intangibles. The Company has completed the order processing, logistics and accounting phases of integrating the business and transferred the manufacturing of certain products to its existing plants during 2007. The following table summarizes the purchase price allocation relating to the OGI acquisition:

(In millions)	Fair Value of Assets Acquired
Current assets	$43.8
Property, plant and equipment	0.9
Tradenames and other intangibles	158.9
Goodwill	158.1
Other long-term assets	0.3

Total assets	362.0
Current liabilities	(32.2)

Net assets	$329.8

The results following the acquisition are included in both the Consumer Domestic and Consumer International segments.

USA Detergents

On June 2, 2006, the Company reacquired from USAD the distribution rights to Xtra laundry detergent and Nice N’ Fluffy liquid fabric softener in Canada for $7.0 million and agreed to make an additional performance based payment of a maximum of $2.5 million based upon Canadian sales of these products during the one year period following the closing date of the transaction. Based on the performance of the business, no additional payments were required. The results following the acquisition are included in the Consumer Domestic segment.

SpinBrush

On October 31, 2005, the Company acquired the SPINBRUSH toothbrush business from The Procter & Gamble Company (“P&G”). The Company paid $76.8 million in cash at closing including acquisition costs. The acquisition was funded out of the Company’s available cash. The accompanying financial statements reflect the allocation of a significant amount of the purchase price to intangible assets. Following the acquisition of the SPINBRUSH business and during the transition period prior to April 1, 2006, the seller of the SPINBRUSH business maintained responsibility for sales and other functions in the U.S., Canada and the U.K.; therefore, the Company accounted for the net cash received as other revenue. The Company assumed responsibility for all SPINBRUSH functions in the U.S., Canada and the U.K. on April 1, 2006, and has recognized the gross amount of sales and expenses from the SPINBRUSH business for the U.S. and foreign locations since that date. The results following the acquisition are included in both the Consumer Domestic and Consumer International segments.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Skin Care Business

During the fourth quarter of 2005, the Company acquired a small skin care business in South America. The Company paid approximately $4.3 million, which was allocated to intangible assets. The results following the acquisition are included in the Consumer International segment.

6. Goodwill and Other Intangibles

The following table provides information related to the carrying value of all other intangible assets:

(In thousands)	December 31, 2007				December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)
Amortizable intangible assets:
Tradenames	$107,066	$(31,154)	$75,912	3-20	$86,606	$(24,000)	$62,606	10-20
Customer Relationships	131,366	(13,758)	117,608	15-20	130,526	(6,087)	124,439	20
Patents/Formulas	27,220	(11,816)	15,404	4-20	27,220	(8,653)	18,567	4-20
Non Compete Agreement	1,143	(695)	448	10	1,143	(583)	560	10

Total	$266,795	$(57,423)	$209,372		$245,495	$(39,323)	$206,172

Indefinite lived intangible assets—Carrying value
Tradenames	$455,796				$473,115

Intangible amortization expense amounted to $18.0 million in 2007, $13.5 million in 2006 and $8.6 million in 2005. The Company’s estimated intangible amortization expense will be approximately $19.1 million in 2008, approximately $19.0 in 2009, approximately $18.0 in 2010, approximately $17.8 in 2011, and approximately $17.3 in 2012.

The Company recognized tradename impairment charges within selling, general and administrative expenses for the three year period ended December 31, 2007 as follows:

Segments:	2007	2006	2005
Consumer Domestic	$—	$11.0	$3.2
Consumer International	4.2	3.3	3.1

Total	$4.2	$14.3	$6.3

The tradename impairment charges were recorded as a result of lost distribution at key customer accounts and, to a lesser extent, reduced profitability. The amount of the impairment charge was determined by comparing the estimated fair value of the asset to its carrying amount. Fair value was estimated based on a “relief from royalty” discounted cash flow method. Under this method, the owner of an intangible asset must determine the arm’s length royalty that likely would have been charged if the owner had to license that asset from a third party. The Company determined that the remaining carrying value of all tradenames was recoverable based upon the forecasted cash flows and profitability of the brands. The impact of the reduction in profitability was not material to the consolidated financial statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2007 and 2006, the Company determined that certain tradenames should be re-characterized from indefinite lived to finite lived assets. This conclusion was based upon recurring impairment charges, continued competition in the marketplace, and the action by a key customer to discontinue a product sold under one of these tradenames. The carrying value of these tradenames as of December 31, 2007 and December 31, 2006 was approximately $19.0 million and $20.0 million, respectively, and is being amortized over lives ranging from 3 to 15 years. These lives were determined based upon the estimated future cash flows of these brands.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2007 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty	Total
Balance December 31, 2006	$630,489	$33,224	$22,588	$686,301
Goodwill associated with the OGI acquisition(1)	1,349	—	—	1,349
Additional Unilever contingent consideration	1,192	—	—	1,192

Balance December 31, 2007	$633,030	$33,224	$22,588	$688,842

(1)	Changes in the carrying amount of goodwill associated with the OGI acquisition primarily reflect final adjustments to the purchase price allocation and professional fees.

7. Canada Reorganization

During the fourth quarter of 2007, the Company announced an internal reorganization of certain functions relating to its Canadian subsidiary. The Company notified certain employees engaged in these functions that they will be severed and reached an agreement with one of its distributors to terminate its distribution contract. The total cost of the severance and contract termination is approximately $3.5 million and was charged to the Consumer International segment. All the severance payments were paid in early 2008, and the Company anticipates that it will pay the termination fee before the end of the first quarter of 2008.

8. Plant Shutdown

During the fourth quarter of 2005, the Company announced and received regulatory approval for the shutdown of a small consumer products manufacturing facility in Europe. Production ceased in the early part of 2006. The products previously manufactured at this facility are being manufactured by the Company at other Company facilities or by third party contract manufacturers. In connection with the shutdown, the Company recorded a charge in 2005 of $6.4 million, including the write-off of manufacturing equipment and leasehold improvements of $4.5 million and a severance charge of $1.9 million. The charge relating to the plant shutdown was reflected in cost of sales and included in the Consumer International segment. The affected employees were terminated when production ceased, and severance was paid at that time. Part of the facility is being used by the Company for administrative offices. The Company has subleased a large portion of the facility to minimize its costs.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

(In thousands)	2007	2006
Trade accounts payable	$167,495	$156,554
Accrued marketing and promotion costs	71,456	67,091
Accrued wages and related costs	34,537	35,233
Accrued profit sharing	12,357	11,494
Other taxes payable	920	734
Other accrued current liabilities	16,306	19,440

Total	$303,071	$290,546

10. Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)	2007	2006
Short-term borrowings
Securitization of accounts receivable due in April 2008	$115,000	$100,000
Various debt due to Brazilian banks	—	288
Bank overdraft debt	—	1,979

Total short-term borrowings	$115,000	$102,267

Long-term debt
Term Loan facility	$391,069	$481,069
Amount due 2008 $ 33,706
Amount due 2009 $ 57,211
Amount due 2010 $149,680
Amount due 2011 $ 66,310
Amount due 2012 $ 84,162
Convertible debentures due on August 15, 2033	99,948	100,000
Senior subordinated notes (6%) due December 22, 2012	250,000	250,000

Total long-term debt	741,017	831,069
Less: current maturities	33,706	38,144

Net long-term debt	$707,311	$792,925

The long-term debt principal payments required to be made as of December 31, 2007 are as follows:

(In thousands)
Due by December 2008	$33,706
Due by December 2009	57,211
Due by December 2010	149,680
Due by December 2011	66,310
Due by December 2012	334,162
Due January 2013 and subsequent	99,948

$741,017

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitization:

In 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion of its primary credit facility and to lower its financing costs by accessing the commercial paper market. Under this arrangement, the Company sold, and has agreed to sell from time to time throughout the term of the agreement (which is renewed annually), its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware limited liability company (“Harrison”). Harrison in turn sold, and has agreed to sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. The receivables assets and the short-term borrowings of Harrison are included in the consolidated financial statements of the Company. The maximum amount that can be borrowed is $115.0 million.

During 2007, securitization of accounts receivable was increased by $15.0 million, from $100 million to $115 million, in response to the accounts receivable activity generated from the OGI business. The proceeds from this transaction were used to pay down the Company’s long term debt, as the interest rates under the accounts receivable securitization facility are typically more favorable than those under the Company’s long term debt. In April 2007, the accounts receivable securitization facility was renewed with similar terms to the facility previously in place and with a new maturity date of April 2008.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Credit Agreement:

On December 23, 2005, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a number of banks and other financial institutions. This amended and restated Credit Agreement initially provided for a five year Term Loan A in the principal amount of $300.0 million and subject to an increase by up to an additional $250 million through an accordion feature upon satisfaction of certain conditions, and continued the existing five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100.0 million. On August 7, 2006, the Company’s existing bank credit facility was amended and increased by $250.0 million, which the Company used to purchase OGI’s assets, while maintaining the $250.0 million accordion feature. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its domestic subsidiaries. Those domestic subsidiaries have also guaranteed the Company’s loan obligations under the Credit Agreement. Certain of the covenants in the amended and restated credit agreement were also modified. The Term Loan and the Revolving Loans bear interest under one of two rate options, selected by the Company, equal to (a) either (i) a eurocurrency rate (adjusted for any reserve requirements) (“Eurocurrency Rate”) or (ii) the greater of the prime rate, the secondary market rate for three-month certificates of deposit (adjusted for any reserve requirements) plus the applicable FDIC assessment rate plus 1.0%, or the federal funds effective rate plus 0.5% (“Alternate Base Rate”), plus (b) an applicable margin. On the closing date of the August 2006 amendment to the agreement, the applicable margin was (a) 1.00% for the Eurocurrency rate and (b) 0% for the alternate rate. The term loan was used to refinance the Company’s Term Loan B and the revolving loans are available for general corporate purposes.

During 2007, the Company paid approximately $90.0 million of its Tranche A term loan, of which $55.0 million were voluntary payments.

Senior Subordinated Debt:

On December 22, 2004, the Company issued $250.0 million of 6.0% senior subordinated notes due December 15, 2012 (“Notes”) with interest paid semi-annually. The Notes were issued at par and the Company received $225.0 million of proceeds that were used to redeem $218.6 million of the notes issued by Armkel, LLC, a joint venture in which the Company had a 50 percent interest until the Company acquired the other 50 percent interest in 2004, and the balance was used to make voluntary bank debt repayments. The notes are guaranteed on an unsecured senior basis by substantially all of the Company’s existing and future domestic subsidiaries whose annual revenues (other than intercompany revenues) or total assets (other than intercompany receivables) are $100,000 or more. The notes will be redeemable at the Company’s option, in whole or in part, at any time on or after December 15, 2008, at specified redemption prices, together with accrued and unpaid interest, if any, to the date of redemption. The notes also are redeemable at the Company’s option, in whole or in part, at any time prior to December 15, 2008, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption plus a “make-whole” premium.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Debt:

The Company’s Brazilian subsidiary, QGN, has lines of credit that enable it to borrow in its local currency. Amounts available under the lines of credit total $15.0 million, of which approximately $0.0 and $0.3 million were outstanding as of December 31, 2007 and 2006. The various lines of credit will expire before June 30, 2008. The weighted average interest rate on these borrowings at December 31, 2006 was approximately 20%. QGN’s long-term debt is subject to various interest rates that are determined by several local inflation indexes.

11. Income Taxes

The components of income before taxes are as follows:

(in thousands)	2007	2006	2005
Domestic	$219,265	$184,806	$149,054
Foreign	45,660	28,292	25,920

Total	$264,925	$213,098	$174,974

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

(in thousands)	2007	2006	2005
Current:
U.S. federal	$51,153	$46,721	$34,178
State	12,608	6,325	7,219
Foreign	15,620	12,100	8,281

	79,381	65,146	49,678

Deferred:
U.S. federal	11,497	3,808	3,246
State	4,025	5,967	(1,446)
Foreign	997	(750)	590

	16,519	9,025	2,390

Total provision	$95,900	$74,171	$52,068

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) consist of the following at December 31:

(in thousands)	2007	2006
Deferred tax assets:
Accounts receivable	$6,551	$5,963
Deferred compensation	28,136	21,490
Pension	14,979	18,168
Reserves	19,797	10,736
Tax credit carryforwards/other tax attributes	4,321	8,344
Net operating loss carryforwards	12,533	12,125

Total gross deferred tax assets	86,317	76,826
Valuation allowances	(8,217)	(6,728)

Total deferred tax assets	78,100	70,098

Deferred tax liabilities:
Goodwill	(52,024)	(41,028)
Tradenames and other intangibles	(92,912)	(96,481)
Property, plant and equipment	(56,465)	(46,682)
Other	(4,239)	(6,568)

Total deferred tax liabilities	(205,640)	(190,759)

Net deferred tax liability	$(127,540)	$(120,661)

The change in the valuation allowances relates primarily to the recording of an allowance on tax loss carryforwards of certain foreign subsidiaries.

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

(in thousands)	2007	2006	2005
Statutory rate	35%	35%	35%
Tax that would result from use of the federal statutory rate	$92,726	$74,584	$61,241
Research and development credit	(1,794)	(1,800)	(1,550)
State and local income tax, net of federal effect	10,810	8,140	3,787
Varying tax rates of foreign affiliates	(1,850)	1,448	(200)
Benefit from domestic manufacturing deduction/extraterritorial income exclusion	(3,018)	(1,749)	(1,840)
Resolution of tax contingencies	—	(4,231)	(6,154)
Contributions of inventory	(1,304)	(1,074)	(1,354)
Net increase in valuation allowance	1,489	—	—
Foreign tax credit	—	—	(489)
Proceeds on life insurance	—	—	(1,129)
Other	(1,159)	(1,147)	(244)

	3,174	(413)	(9,173)

Recorded tax expense	$95,900	$74,171	$52,068

Effective tax rate	36.2%	34.8%	29.8%

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, foreign subsidiaries of the Company had net significant operating loss carryforwards of $43 million. A substantial portion of these net operating loss carrryforwards resulted from business combinations. The net operating loss carryforwards expire on various dates through December 31, 2022.

The Company has undistributed earnings of foreign subsidiaries of approximately $120 million at December 31, 2007 for which deferred taxes have not been provided. These earnings, which are considered to be permanently reinvested, would be subject to U.S. tax if they were remitted as dividends. It is not practicable to determine the deferred tax liability on these earnings.

The Company is subject to U.S. federal income tax as well as the income tax in multiple state and foreign jurisdictions. All U.S. federal income tax examinations of the Company for the years through 2003 have been effectively concluded. During the fourth quarter of 2007, the Company was notified by the Internal Revenue Service that its federal income tax returns for the years 2004 through 2006 had been selected for examination. Substantially all material state, local and foreign income tax matters have been effectively concluded for years through 2000.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $18.5 million, which was recorded in other long-term liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Unrecognized tax benefits upon adoption of FIN 48	$18.5
Gross change for current year positions	7.4
Increase for prior period positions	2.1
Decrease due to settlements and payments	(0.1)
Decrease due to statute expirations	(0.1)

Unrecognized tax benefits at December 31, 2007	$27.8

The total amount of net unrecognized tax benefit that, if recognized, would affect the effective tax rate was $11.3 million as of December 31, 2007. The Company does not anticipate that the settlement of audits and the expiration of statutes of limitations within the next twelve months will result in a significant change in unrecognized tax benefits.

The Company’s policy for recording interest associated with income tax examinations is to record interest as a component of income before taxes. Interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. During the twelve months ended December 31, 2007, the Company recognized approximately $1.5 million in interest expense associated with uncertain tax positions. As of December 31, 2007, the Company had accrued interest expense related to unrecognized tax benefits of $2.7 million.

12. Benefit Plans

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, was issued in September 2006 and is effective for the Company as of the end of the Company’s fiscal year ended December 31, 2006. SFAS No. 158 is an amendment of SFAS Nos. 87, 88, 106, and 132(R) and is intended to improve financial reporting of pension and postretirement plans. This statement requires employers to a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions), and the benefit obligation—on its balance sheet, b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, c) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and d) include additional disclosures in the notes to the financial statements about effects on net periodic benefit cost that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company recorded the effect of SFAS No. 158 in the December 31, 2006 balance sheet and recognized in accumulated other comprehensive income the gains or losses and prior service costs or credits in 2007 that were not recognized as components of net periodic benefit cost.

The Company records the valuation of its defined benefit plans in accordance with the amendments required by SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amended the benefit accounting requirements of FASB Statements No. 87, 88, 106 and 132(R). This statement requires employers to recognize the funded status of a benefit plan in the balance sheet, which is a long-term liability for the Company. Any previously unrecognized gains or losses are now recorded in the equity section of the balance sheet within accumulated other comprehensive income.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information on the status of the defined benefit plans at December 31:

	Pension Plans		Nonpension Postretirement Plans
(In thousands)	2007	2006	2007	2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$133,995	$124,912	$22,756	$21,676
Adjustment to prior year obligation	230	137	—	234
Service cost	2,712	2,375	530	499
Interest cost	7,143	6,696	1,204	1,227
Plan participants’ contributions	427	428	218	230
Actuarial (gain) loss	(6,816)	1,276	(2,510)	706
Plan amendments	—	—	—	(243)
Effects of exchange rate changes	6,748	5,979	567	(11)
Benefits paid	(8,382)	(7,808)	(1,095)	(1,562)

Benefit obligation at end of year	$136,057	$133,995	$21,670	$22,756

Change in Plan Assets:
Fair value of plan assets at beginning of year	$105,933	$88,080	$—	$—
Adjustment to prior balance	90	175	—	—
Actual return on plan assets (net of expenses)	8,980	9,325	—	—
Employer contributions	9,334	11,253	877	1,332
Plan participants’ contributions	427	428	218	230
Effects of exchange rate changes	5,891	4,480	—	—
Benefits paid	(8,382)	(7,808)	(1,095)	(1,562)

Fair value of plan assets at end of year	$122,273	$105,933	$—	$—

Funded status at end of year, recorded in Pension,
Postretirment and Postemployment Benefits	$(13,784)	$(28,062)	$(21,670)	$(22,756)

Amounts Recognized in Accumulated Other Comprehensive Income:
Prior Service Credit	$(12)	$(12)	$(317)	$—
Actuarial Loss	222	8,434	563	2,753

Net Loss Recognized in Accumulated Other
Comprehensive Income	$210	$8,422	$246	$2,753

Amounts recognized in the statement of financial position consist of:

	2007	2006	2007	2006
Pension, Postretirement and Postemployment Benefits	$(13,784)	$(28,062)	$(21,670)	$(22,756)
Accumulated other comprehensive loss	210	8,422	246	2,753

Net amount recognized at end of year	$(13,574)	$(19,640)	$(21,424)	$(20,003)

Accumulated benefit obligation	$119,863	$120,698	$—	$—

In 2007, the change in other comprehensive income in accordance with SFAS No. 158 was a reduction of $8.2 million and $2.5 million for pension and postretirement benefit plans, respectively. At December 31, 2006, the adjustment to initially apply SFAS No. 158 to the balance sheet was an increase to the 2007 pension and

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

postretirement accrued benefit liabilities of $0.7 million and $2.8 million, respectively. The amounts were recorded, net of tax, directly to the ending balance of accumulated other comprehensive income and not as a component of comprehensive income, in accordance with the new standard.

Weighted-average assumptions used to determine benefit obligations as of December 31:

	Pension Plans		Nonpension Postretirement Plans
	2007	2006	2007	2006
Discount Rate	5.98%	5.38%	6.13%	5.68%
Rate of Compensation increase	4.51%	4.04%	—	—

Net Pension and Net Postretirement Benefit Costs consisted of the following components:

	Pension Costs			Nonpension Postretirement Costs
(In thousands)	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$2,712	$2,375	$2,390	$530	$499	$484
Interest cost	7,144	6,696	6,594	1,204	1,227	1,165
Expected return on plan assets	(7,694)	(6,596)	(6,167)	—	—	—
Amortization of prior service cost	15	—	14	38	82	82
Recognized actuarial (gain) or loss	206	165	191	(3)	(3)	(3)
Net deferrals	(40)	(4)	147	—	2	—
Settlement loss	(52)	—	96	—	—	—

Net periodic benefit cost	$2,291	$2,636	$3,265	$1,769	$1,807	$1,728

In 2008, amounts in accumulated other comprehensive income expected to be recognized in the income statement are estimated to be less than $0.1 million for pension plans, and for postretirement plans.

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Plans			Nonpension Postretirement Plans
	2007	2006	2005	2007	2006	2005
Discount Rate	5.36%	5.35%	5.54%	5.67%	5.68%	5.65%
Rate of Compensation increase	4.40%	4.17%	4.14%	—	—	—
Expected long-term rate of return on plan assets	7.19%	6.80%	7.37%	—	—	—

The Company’s pension and postretirement benefit costs are developed from actuarial valuations. These valuations reflect key assumptions provided by the Company to our actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s pension and postretirement benefit costs may occur in the future due to changes in these assumptions.

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for our pension plans and postretirement plans, we refer to an applicable index and expected cash flows to select a rate at which we believe the pension benefits could be effectively settled.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected long-term rate of return on pension plan assets is selected by taking into account a historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. A 50 basis point change in the expected long-term rate of return would result in less than a $0.6 million change in pension expense for 2008.

The Company’s investment policy is designed to provide flexibility in the asset mix based on management’s assessment of economic conditions with the overall objective of realizing maximum rates of return appropriately balanced to minimize market risks. Our long-term strategic goal is to maintain an asset mix consisting of approximately 60% equity securities and 40% debt/guaranteed investment securities.

The Company’s pension plan weighted-average asset allocations at December 31, 2007 and 2006 are as follows:

	Pension Plan Assets at December 31,
	2007	2006
Equity Securities	62%	64%
Debt Securities	18%	17%
Guaranteed Investment	12%	14%
Other	8%	5%

	100%	100%

The Company made cash contributions of approximately $9.3 million to its pension plans in 2007. The Company estimates it will be required to make cash contributions to its pension plans of approximately $6.7 million in 2008.

The following benefit payments are expected to be paid from the defined benefit plans:

	Pension Plans	Nonpension Postretirement Plans
(In thousands)
2008	$8,603	$1,207
2009	7,062	1,294
2010	7,203	1,374
2011	7,335	1,449
2012	7,571	1,500
2013-2017	40,623	8,790

The accumulated postretirement benefit obligation has been determined by application of the provisions of the Company’s medical plans including established maximums and sharing of costs, relevant actuarial assumptions and health-care cost trend rates projected at 10.0% for 2007 and decreasing to an ultimate rate of 5.0% in 2015. The Company has a maximum annual benefit based on years of service for those participants over 65 years of age.

The following chart shows the effect of a 1% change in healthcare cost trends:

	2007	2006
(in thousands)
Effect of 1% increase in health-care cost trend rates on:
Postretirement benefit obligation	$1,260	$1,360
Total of service cost and interest cost component	166	142
Effect of 1% decrease in health-care cost trend rates on:
Postretirement benefit obligation	(1,106)	(1,187)
Total of service cost and interest cost component	(137)	(105)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also maintains a defined contribution profit sharing plan for domestic salaried and certain hourly employees. Amounts charged to earnings for this plan were $12.4 million, $11.5 million and $10.5 million in 2007, 2006 and 2005, respectively.

The Company also has a domestic employee 401K savings plan. The Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings. The Company’s matching contributions to the savings plan were $2.9 million, $2.7 million and $2.8 million in 2007, 2006 and 2005, respectively.

The Company has an employee stock purchase plan which permits employees to purchase the Company’s common stock at a 15% discount to the prevailing market price. No more than $25 thousand can be purchased by any one employee during a plan year. The 15% discount is included in selling, general and administrative expenses. Total expenses for 2007, 2006 and 2005 were $0.4 million, $0.4 million and $0.3 million, respectively.

Deferred Compensation Plans

The Company maintains a deferred compensation plan into which certain members of management are eligible to defer a maximum of 85% of their regular compensation (i.e. salary) and incentive bonus. The amounts deferred under this plan are credited with earnings or losses based upon changes in values of notional investments elected by the plan participant. The investment options available include notional investments in various stock, bond and money market accounts as well as Church & Dwight Co., Inc. Common Stock. Each plan participant is fully vested in the amounts he/she defers. The Plan also functions as an “excess” plan and matching and Profit Sharing contributions that cannot otherwise be contributed to the qualified Savings and Profit Sharing Plan are credited to this plan. The vesting of those contributions mirrors the vesting schedule in the qualified Plan.

Non-employee Board members are eligible to defer up to 100% of their directors’ compensation into a similar Plan; however, the only option for investment is Church & Dwight Stock. Directors are always 100% vested in their account balance.

The Company is not obligated to fund the liability of these Plans. It has, however established rabbi trusts which partially offset the liabilities and protect the interest of the plan participants in the event of a Change of Control.

The liability to plan participants in either plan for contributions designated for notional investment in Company stock is based on the quoted fair value of the Company’s stock plus any dividends credited. The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Church & Dwight stock. At December 31, 2007 and 2006, the liability under these plans amounted to $49.2 million and $44.4 million, respectively and the funded balances amounted to $33.0 million and $31.8 million, respectively. The amounts charged (credited) to earnings, including the effect of the hedges, totaled $2.1 million, $2.4 million, and $(0.1) million in 2007, 2006 and 2005, respectively.

13. Stock Based Compensation Plans

a. Stock Option Plans

The Company has options outstanding under three equity compensation plans. Under the 1983 Stock Option Plan and the Stock Award Plan, the Company may grant options to key management employees. Under the Stock Option Plan for Directors, the Company grants options to non-employee directors. Options outstanding under the

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plans are issued at market value on the date of grant, vest on the third anniversary of the date of grant and must be exercised within ten years of the date of grant. A total of 10.5 million shares of the Company’s common stock is authorized for issuance upon the exercise of stock options. Issuances of Common Stock to satisfy employee option exercises are currently made from treasury stock.

Stock option transactions for the three years ended December 31, 2007 were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005	5,396,586	$17.97
Grants	709,800	35.23
Exercised	1,191,017	14.41
Cancelled	173,487	21.78

Outstanding at December 31, 2005	4,741,882	21.37
Grants	913,550	35.51
Exercised	923,916	13.20
Cancelled	152,705	28.17

Outstanding at December 31, 2006	4,578,811	25.61
Grants	616,450	49.01
Exercised	875,839	18.37
Cancelled	88,100	37.49

Outstanding at December 31, 2007	4,231,322	$30.24

At December 31, 2007, 2006 and 2005, options to purchase 2,120,207 shares, 2,386,874 shares and 2,484,009 shares were exercisable, respectively.

During the first quarter of 2007, the Company amended its stock option plan to provide that in the event a participant in the plan voluntarily terminates employment or is involuntarily terminated without cause, and on the date of termination, such participant is at least 55 years old, has at least 5 years of service, and the participant’s combined age and years of service is equal to or greater than 65, then any stock options held by such employee that were granted after the date of the amendment may be exercised by such employee within a period of three years from the date of such termination of employment or, if earlier, the date such stock options otherwise would have expired provided that the options have vested before the end of such three year period or the expiration date as applicable. A participant is eligible for the exercise provision only if the participant executes a separation agreement, including non-competition, non-solicitation, confidentiality and non-disparagement provisions in a form acceptable to the Company and provides the Company with 120 days notice of the date of a voluntary termination. As a result of these changes and in connection with the Company’s second quarter 2007 grant expense, approximately $0.9 million was accelerated into the second quarter. No modifications were made to any options outstanding as of the date of the amendment described above.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes information relating to options outstanding and exercisable at December 31, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/2007	Weighted Average Exercise Price
$ 5.01 - $10.00	84,897	0.6	$9.24	84,897	$9.24
$10.01 - $15.00	353,350	1.9	$12.37	353,350	$12.37
$15.01 - $20.00	318,000	3.4	$16.51	318,000	$16.51
$20.01 - $25.00	731,775	4.8	$21.98	731,775	$21.98
$25.01 - $30.00	593,750	6.1	$29.54	540,785	$29.51
$30.01 - $35.00	166,900	6.8	$32.81	91,400	$31.62
$35.01 - $40.00	1,363,700	7.7	$35.42	—	$—
$40.01 - $45.00	22,000	8.8	$40.79	—	$—
$45.01 - $50.00	542,150	9.4	$48.75	—	$—
$50.01 - $55.00	53,800	9.3	$51.48	—	$—
$55.01 - $60.00	1,000	9.9	$56.12	—	$—

	4,231,322	6.2	$30.24	2,120,207	$21.39

The table above represents the Company’s estimate of options fully vested and expected to vest . Expected forfeitures are not material to the Company and, therefore, are not reflected in the table above.

	2007	2006	2005
Intrinsic Value of Stock Options Exercised (in millions)	$26.7	$22.4	$25.8
Stock Compensation Expense Related to Stock Option Awards (in millions)	$10.6	$10.3	$7.8
Issued Stock Options (in thousands)	616	914	710
Weighted Average Fair Value of Stock Options issued (per share)	$16.87	$13.62	$13.56
Fair Value of Stock Options Issued (in millions)	$10.4	$12.4	$9.6

Assumptions Used:
Risk-free interest rate	5.0%	5.0%	4.0%
Expected life in Years	6.3 years	6.5 years	6.6 years
Expected volatility	25.0%	30.4%	33.0%
Dividend Yield	0.6%	0.7%	0.7%

As of December 31, 2007, there was a fair value of $11.4 million related to unamortized stock option compensation expense, which is expected to be recognized over a weighted-average period of approximately one year. The Company’s Consolidated Statement of Cash Flow reflects an add back to Net Cash Provided by Operating Activities of $11.4 million and $10.6 million in 2007 and 2006, respectively, for non cash compensation expense, primarily stock option expense. Net Cash Used in Financing Activities includes $7.7 million and $7.6 million in 2007 and 2006, respectively, of excess tax benefits on stock option exercised. The total tax benefit for 2007, 2006 and 2005 was $10.1, $9.2 and $9.2 million, respectively.

The weighted average fair value of options granted in 2007, 2006 and 2005 was estimated on the date the options were granted based on the Black Scholes option-pricing model.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company determined the options’ expected lives based on historical exercise behavior and determined the option’s expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

b. Restricted Stock Plan

During 2005, the Company instituted a program under which officers who, during a specified period of time, elect to receive up to 50% of their annual incentive compensation in shares of the Company’s common stock or stock equivalents, or otherwise increase their share ownership or ownership of certain interests deemed to be stock equivalents, will be awarded restricted shares having a fair market value of 20% of the amount of stock and stock equivalents that an officer elects to receive or otherwise acquires. The restricted shares vest on the third anniversary of the date of grant. During the three year vesting period, officers holding these shares will have voting rights and receive dividends either in cash or through reinvestment in additional shares. During 2006, approximately 41 thousand restricted shares were issued, of which 35 thousand shares were issued in connection with a new executive employment agreement in the third quarter. The $1.5 million value of these restricted shares is expensed primarily over the three year graduated vesting period. During 2007, three thousand restricted shares were issued at a total value of $158 thousand, which will be expensed over the three year vesting period. Stock compensation expense related to all restricted stock awards was $0.8 million, $0.3 million and $0.1 million in 2007, 2006 and 2005, respectively.

14. Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of changes in accumulated other comprehensive income (expense) are as follows:

(in thousands)	Foreign Currency Adjustments	Defined Benefit Plans	Interest Rate Swap Agreements	Armkel Related(1)	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2005	$(72)	$(4,219)	$—	$1,181	$(3,110)
Comprehensive income changes during the year (net of tax of $83)	2,890	(234)	—	—	2,656

Balance December 31, 2005	2,818	(4,453)	—	1,181	(454)
Comprehensive income changes during the year (net of tax of $333)	15,302	(338)	(175)	—	14,789
SFAS No. 158 adoption adjustment (net of tax of $1,300)	—	(2,182)	—	—	(2,182)

Balance December 31, 2006	18,120	(6,973)	(175)	1,181	12,153
Comprehensive income changes during the year (net of tax of $2,989)	21,034	7,029	(1,088)	—	26,975

Balance December 31, 2007	$39,154	$56	$(1,263)	$1,181	$39,128

(1)	Balances pertain to the Company’s portion of the Armkel accumulated other comprehensive income.

15. Common Stock Voting Rights and Rights Agreement

On August 27, 1999, the Board of Directors adopted a Shareholder Rights Plan (the Plan) that essentially reinstated a Shareholder Rights Plan originally enacted in 1989, which had terminated. In connection with the adoption of the Plan, the Board declared a dividend of one preferred share purchase right for each outstanding

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The rights were issued on September 13, 1999, payable to shareholders of record at the close of business on that date and prior to events specified in the Plan, are not separable from the Common Stock. The rights will expire on September 13, 2009.

16. Commitments, Contingencies and Guarantees

a. Rent expense amounted to $17.2 million in 2007, $12.6 million in 2006 and $12.2 million in 2005. The Company is obligated for minimum annual rentals under non-cancelable long-term operating leases as follows:

(in thousands)
2008	$21,300
2009	16,990
2010	14,184
2011	11,707
2012	10,941
2013 and thereafter	52,265

Total future minimum lease commitments	$127,387

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

c. On October 26, 2005, a New Jersey state court jury rendered a $15.0 million verdict against the Company. The verdict followed a trial involving a claim against the Company by Andes Trading de Mexico S.A., alleging that the Company breached a purported agreement granting the plaintiff exclusive distribution rights in Mexico with respect to the Company’s consumer products. Shortly after the verdict was rendered, the Company filed a motion for a new trial and for remittitur of the verdict. On December 9, 2005, the court granted the motion in part and denied it in part. The court reduced the damages to $9.8 million which was accrued in 2005, but did not grant the Company’s request for new trial. Subsequent to the court’s ruling, the Company and the plaintiff each appealed the ruling. In March 2007, the appeals court affirmed the lower court’s verdict. The Company chose not to appeal the decision of the appeals court and, on April 11, 2007, paid $10.4 million, including accrued interest, to settle this litigation.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

d. The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. In 2005, the FDA issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. The Company filed a response recommending alternative labeling to the FDA. While awaiting further FDA guidance, the Company implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9 and launched a public information campaign to communicate these messages to the affected communities. The Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s draft guidance and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

e. The Company has commitments to acquire approximately $78.4 million of raw material, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders/requirements.

f. The Company has $6.8 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as finished goods inventory, insurance claims and one year of rent on a warehouse in the event of the Company’s insolvency.

g. In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition. The Company made cash payments of $1.3 million, and accrued a payment of $0.3 million in 2007. The payment and accrual were accounted for as additional purchase price. The Company has paid approximately $8.0 million, exclusive of the $0.3 million accrual, in additional performance-based payments since the acquisition.

h. During the fourth quarter of 2006, the Company sold its Chicago plant at a price equivalent to the plant’s net book value. In conjunction with the sale, the Company entered into a seven year supply agreement with the purchaser for production of powder detergent at the plant. The supply agreement guarantees the purchaser a minimum annual production volume. If the annual production volume falls below the minimum, the Company is obligated to pay a shortfall penalty. This penalty is capped at $2.0 million over the life of the contract. As a result, the Company recorded a $1.3 million charge in the fourth quarter of 2006, which equated to the net present value of this penalty at the time as the Company believed it is probable that it will not meet the minimum production levels in each year of the contract. The Company accrued approximately $0.1 million of applicable interest expense in 2007 related to this obligation.

i. The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Related Party Transactions

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

During 2007 and 2006, the Company sold $5.6 and $15.8 million, respectively, of laundry and cleaning products to USAD. Furthermore, the Company billed USAD $0.1 million and $0.2 million for leased space in 2007 and 2006 respectively. As of December 31, 2007 and December 31, 2006, the Company had outstanding gross accounts receivable from USAD of $2.6 and $2.7 million, respectively.

The Company’s only financial interest in USAD, has been the Company’s direct equity investment. The Company had no relationship with the equity holders of USAD. For this reason, the Company believes it has had no incentive to negotiate with USAD in a manner that is not in the best interests of its stockholders generally.

For the years ended December 31, 2007, 2006, 2005, the Company invoiced Armand $1.6, $1.6 and $1.7 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses), respectively. Sales of Armand products to the Company over the same periods were $9.6, $9.7 and $10.7 million, respectively. As of December 31, 2007 and 2006, the Company had outstanding receivables from Armand of $1.3 and $0.6 million. Also, the Company has outstanding accounts payable to Armand of $0.8 and $0.6 million as of December 31, 2007 and 2006, respectively.

For the years ended December 31, 2007, 2006, 2005, the Company invoiced ArmaKleen $3.0, $2.8 and $2.6 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses), respectively. Sales of inventory to ArmaKleen over the same periods were $5.0, $5.2 and $4.7 million, respectively. As of December 31, 2007 and 2006, the Company had outstanding receivables from ArmaKleen of $1.1 and $0.7 million, respectively.

For the years ended December 31, 2007 and 2006, the Company invoiced Esseco $1.4 and $0.9 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses), respectively. Sales of Esseco products to the Company over the same periods were $0.2 and $0.1 million, respectively. As of December 31, 2007 and 2006, the Company had outstanding receivables from Esseco of $0.5 and $0.8 million. Sales of the Company’s products to Esseco over the same periods were $0.8 and $0.5 million, respectively.

In connection with its Armand, ArmaKleen and Esseco joint ventures and its partnership with a supplier of sodium raw materials (See Note 16b of the notes to the consolidated financial statements), the Company believes it has no incentive to negotiate with any of those entities in a manner that is not in the best interests of stockholders generally, since it has no equity interest in the other partners. The Company has entered into agreements with these entities in the ordinary course of business.

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

The Company had 50% ownership interests in Armand, ArmaKleen and Esseco as of December 31, 2007. Since the Company did not control these entities as of December 31, 2007, they were accounted for under the equity method in the consolidated financial statements of the Company. The equity earnings of Armand, ArmaKleen and Esseco are included in Corporate.

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

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2007. All amounts are presented in thousands.

	Consumer Domestic	Consumer International	SPD	Corporate(1)	As Reported
Net sales
2007	$1,574,130	$388,286	$258,524	$—	$2,220,940
2006	1,388,500	336,868	220,293	—	1,945,661
2005	1,218,221	297,241	221,044	—	1,736,506

Gross profit
2007	654,243	183,700	53,693	(23,738)	867,898
2006	577,766	156,792	50,701	(24,122)	761,137
2005	473,505	137,091	47,118	(20,714)	637,000

Marketing Expenses
2007	189,443	64,793	2,507	—	256,743
2006	161,367	52,889	2,405	—	216,661
2005	133,677	46,808	2,937	—	183,422

Selling, General and Administrative
2007	218,639	79,464	31,756	(23,738)	306,121
2006	212,609	72,929	30,958	(24,122)	292,374
2005	162,649	72,497	26,370	(20,714)	240,802

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consumer Domestic	Consumer International	SPD	Corporate(1)	As Reported

Operating Profit
2007	246,161	39,443	19,430	—	305,034
2006	203,790	30,974	17,338	—	252,102
2005	177,179	17,786	17,811	—	212,776

Income from Affiliates
2007	—	—	—	8,236	8,236
2006	—	—	—	7,135	7,135
2005	—	—	—	4,790	4,790

Interest Expenses(2)
2007	47,526	7,615	3,751	—	58,892
2006	43,674	6,638	3,716	—	54,028
2005	36,721	3,686	3,691	—	44,098

Loss on Early Extinguishment of Debt
2007	—	—	—	—	—
2006	—	—	—	—	—
2005	—	—	—	1,241	1,241

Investment Earnings(2)
2007	6,524	1,045	515	—	8,084
2006	4,289	652	365	—	5,306
2005	3,318	333	334	—	3,985

Other Income & Expenses(2)
2007	1,993	319	157	—	2,469
2006	2,085	317	177	—	2,579
2005	(1,107)	(111)	(111)	—	(1,329)

Income Before Taxes and Minority Interest
2007	207,152	33,192	16,351	8,236	264,931
2006	166,490	25,305	14,164	7,135	213,094
2005	142,669	14,322	14,343	3,549	174,883

Identifiable Assets
2007	1,877,924	384,674	185,768	84,124	2,532,490
2006	1,770,789	320,578	180,021	62,766	2,334,154
2005	1,423,006	305,669	170,613	62,829	1,962,117

Capital Expenditures
2007	38,762	7,914	2,200	—	48,876
2006	41,888	3,615	2,095	—	47,598
2005	24,750	8,160	4,827	—	37,737

Depreciation & Amortization
2007	40,831	5,751	8,026	2,063	56,671
2006	37,339	5,198	7,351	1,839	51,727
2005	30,265	4,268	7,875	1,750	44,158

(1)	The Corporate segment reflects the following:

A.	The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of cost of goods sold in the Company’s Consolidated Statements of Income. Such amounts were $23.7 million, $24.1 million, and $20.7 million for 2007, 2006 and 2005, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	Equity in earnings of affiliates from Armand Products and The Armakleen Company.
C.	Corporate assets include note receivable, deferred income taxes and the Company’s investment in unconsolidated affiliates.
(2)	In determining Income before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit.

Other than the differences noted in footnotes (1) and (2) above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies set forth in Note 1 to the consolidated financial statements.

Product line revenues from external customers for each of the three years were as follows:

(In thousands)	2007	2006	2005
Household Products	$1,001,376	$832,957	$713,489
Personal Care Products	572,754	555,543	504,732

Total Consumer Domestic	1,574,130	1,388,500	1,218,221
Total Consumer International	388,286	336,868	297,241
Total SPD	258,524	220,293	221,044

Total Consolidated Net Sales	$2,220,940	$1,945,661	$1,736,506

Geographic Information

Approximately 78%, 79% and 78% of the net sales reported in the accompanying consolidated financial statements in 2007, 2006 and 2005, respectively were to customers in the United States. Approximately 92%, 93% and 88% of long-lived assets were located in the U.S. at December 31, 2007, 2006 and 2005, respectively. Excluding the U.S., no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

Customers

A group of three Consumer Domestic customers accounted for approximately 30% of consolidated net sales in 2007, of which a single customer (Wal-Mart Stores, Inc.) accounted for approximately 22%. A group of three Consumer Domestic customers accounted for approximately 29% of consolidated net sales in 2006, of which Wal-Mart accounted for approximately 21%. A group of three Consumer Domestic customers accounted for approximately 25% of consolidated net sales in 2005 of which Wal-Mart accounted for approximately 18%.

Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The Company’s 6% senior subordinated notes are fully and unconditionally guaranteed by certain 100% owned domestic subsidiaries of the Company on a joint and several basis. The following information is presented in response to Rule 3-10 of Regulation S-X, promulgated by the Securities and Exchange Commission. The Guarantor subsidiaries’ net sales are principally to, and other operating activities are principally with, the Company, which is referred to in the table below as “Parent”.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental information for condensed consolidated balance sheets at December 31, 2007 and December 31, 2006, condensed consolidated income statements for the twelve months ended December 31, 2007, December 31, 2006 and December 31, 2005, and condensed consolidated statements of cash flows for the twelve-month periods ended December 31, 2007, December 31, 2006 and December 31, 2005 is summarized as follows (amounts in thousands):

	For the Twelve Months Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net Sales	$1,818,786	$133,215	$447,411	$(178,472)	$2,220,940
Cost of sales	1,213,191	56,258	262,065	(178,472)	1,353,042

Gross Profit	605,595	76,957	185,346	—	867,898
Marketing expenses	192,342	—	64,401	—	256,743
Selling, general and administrative expenses	207,714	24,939	73,468	—	306,121

Income from Operations	205,539	52,018	47,477	—	305,034
Equity in earnings of affiliates	99,392	—	6,406	(97,562)	8,236
Investment earnings	4,613	891	2,580	—	8,084
Intercompany royalty/interest	(45,600)	39,472	6,128	—	—
Other income (expense), net	1,676	2	791	—	2,469
Interest expense	(51,382)	—	(7,510)	—	(58,892)

Income before minority interest and taxes	214,238	92,383	55,872	(97,562)	264,931
Minority interest	—	—	6	—	6

Income before income taxes	214,238	92,383	55,866	(97,562)	264,925
Income taxes	45,213	34,073	16,614	—	95,900

Net Income	$169,025	$58,310	$39,252	$(97,562)	$169,025

	For the Twelve Months Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net Sales	$1,600,497	$123,131	$381,408	$(159,375)	$1,945,661
Cost of sales	1,064,456	52,280	227,163	(159,375)	1,184,524

Gross Profit	536,041	70,851	154,245	—	761,137
Marketing expenses	163,954	—	52,707	—	216,661
Selling, general and administrative expenses	218,450	8,208	65,716	—	292,374

Income from Operations	153,637	62,643	35,822	—	252,102
Equity in earnings of affiliates	90,739	—	4,843	(88,447)	7,135
Investment earnings	2,861	707	1,738	—	5,306
Intercompany royalty/interest	(40,529)	37,340	3,189	—	—
Other income (expense), net	4,521	(2)	(1,940)	—	2,579
Interest expense	(46,734)	—	(7,294)	—	(54,028)

Income before minority interest and taxes	164,495	100,688	36,358	(88,447)	213,094
Minority interest	—	—	(4)	—	(4)

Income before income taxes	164,495	100,688	36,362	(88,447)	213,098
Income taxes	25,568	37,254	11,349	—	74,171

Net Income	$138,927	$63,434	$25,013	$(88,447)	$138,927

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Twelve Months Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net Sales	$1,416,374	$58,819	$349,006	$(87,693)	$1,736,506
Cost of sales	948,461	24,230	214,508	(87,693)	1,099,506

Gross Profit	467,913	34,589	134,498	—	637,000
Marketing expenses	136,383	—	47,039	—	183,422
Selling, general and administrative expenses	177,819	5,252	57,731	—	240,802

Income from Operations	153,711	29,337	29,728	—	212,776
Equity in earnings of affiliates	66,552	—	2,730	(64,492)	4,790
Investment earnings	2,142	507	1,336	—	3,985
Loss on early extinguishment of debt	(1,241)	—	—	—	(1,241)
Intercompany royalty/interest	(36,649)	35,559	1,090	—	—
Other income (expense), net	(4,380)	—	3,051	—	(1,329)
Interest expense	(38,232)	—	(5,866)	—	(44,098)

Income before minority interest and taxes	141,903	65,403	32,069	(64,492)	174,883
Minority interest	—	—	(91)	—	(91)

Income before income taxes	141,903	65,403	32,160	(64,492)	174,974
Income taxes	18,997	24,199	8,872	—	52,068

Net Income	$122,906	$41,204	$23,288	$(64,492)	$122,906

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current Assets
Cash and cash equivalents	$150,783	$21,014	$78,012	$—	$249,809
Accounts receivable, less allowances	1,471	2,113	244,314	—	247,898
Inventories	133,183	6,102	74,366	—	213,651
Deferred income taxes	10,470	—	3,038	—	13,508
Note receivable—current	1,263	—	—	—	1,263
Prepaid expenses	6,085	—	3,139	—	9,224

Total Current Assets	303,255	29,229	402,869	—	735,353

Property, Plant and Equipment (Net)	248,292	42,887	59,674	—	350,853
Note Receivable	3,666	—	4	—	3,670
Long-term Supply Contracts	2,519	—	—	—	2,519
Tradenames and Other Intangibles	411,722	177,018	76,428	—	665,168
Goodwill	682,477	—	6,365	—	688,842
Equity Investments in Subsidiaries	620,837	—	8,911	(619,424)	10,324
Other Assets	89,438	368	12,904	(26,949)	75,761

Total Assets	$2,362,206	$249,502	$567,155	$(646,373)	$2,532,490

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$—	$—	$115,000	$—	$115,000
Accounts payable and accrued expenses	211,394	2,098	89,579	—	303,071
Current portion of long-term debt	33,706	—	—	—	33,706
Due to/from Subsidiaries	73,705	(95,096)	49,629	(28,238)	—
Income taxes payable	2,304	—	3,708	—	6,012

Total Current Liabilities	321,109	(92,998)	257,916	(28,238)	457,789

Long-term Debt	707,311	—	—	—	707,311
Deferred Income Taxes	144,216	—	18,530	—	162,746
Deferred and Other Long Term Liabilities	84,799	76	2,894	—	87,769
Pension, Postretirement and Post employment Benefits	24,501	—	11,915	—	36,416
Minority Interest	5	—	189	—	194
Commitments and Contingencies

Total Liabilities	1,281,941	(92,922)	291,444	(28,238)	1,452,225

Stockholders’ Equity
Common Stock-$1.00 par value	69,991	225,703	66,978	(292,681)	69,991
Additional paid-in capital	121,902	4,940	72,804	(77,744)	121,902
Retained earnings	891,868	111,781	91,699	(203,480)	891,868
Accumulated other comprehensive income (loss)	39,128	—	44,230	(44,230)	39,128

	1,122,889	342,424	275,711	(618,135)	1,122,889
Common stock in treasury, at cost:	(42,624)	—	—	—	(42,624)

Total Stockholders’ Equity	1,080,265	342,424	275,711	(618,135)	1,080,265

Total Liabilities and Stockholders’ Equity	$2,362,206	$249,502	$567,155	$(646,373)	$2,532,490

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current Assets
Cash and cash equivalents	$22,111	$20,302	$68,063	$—	$110,476
Accounts receivable, less allowances	1,511	1,357	228,535	—	231,403
Inventories	132,032	6,221	56,647	—	194,900
Deferred income taxes	7,242	—	2,168	—	9,410
Prepaid expenses	6,325	—	3,556	—	9,881

Total Current Assets	169,221	27,880	358,969	—	556,070

Property, Plant and Equipment (Net)	242,296	43,482	54,706	—	340,484
Note Receivable	4,928	—	298	—	5,226
Long-term Supply Contracts	3,307	—	—	—	3,307
Tradenames and Other Intangibles	427,538	177,068	74,681	—	679,287
Goodwill	679,936	—	6,365	—	686,301
Equity Investments in Subsidiaries	532,876	—	9,248	(531,730)	10,394
Other Assets	68,455	411	13,576	(29,357)	53,085

Total Assets	$2,128,557	$248,841	$517,843	$(561,087)	$2,334,154

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$1,979	$—	$100,288	$—	$102,267
Accounts payable and accrued expenses	209,927	2,589	78,029	1	290,546
Current portion of long-term debt	38,144	—	—	—	38,144
Due to/from Subsidiaries	18,475	(69,242)	81,391	(30,624)	—
Income taxes payable	5,892	3,845	3,710	—	13,447

Total Current Liabilities	274,417	(62,808)	263,418	(30,623)	444,404

Long-term Debt	792,925	—	—	—	792,925
Deferred Income Taxes	117,581	—	16,688	—	134,269
Deferred and Other Long Term Liabilities	45,639	36	1,088	—	46,763
Pension, Postretirement and Post employment Benefits	34,154	—	17,485	—	51,639
Minority Interest	4	—	313	—	317
Commitments and Contingencies

Total Liabilities	1,264,720	(62,772)	298,992	(30,623)	1,470,317

Stockholders’ Equity
Common Stock-$ 1.00 par value	69,991	225,703	66,978	(292,681)	69,991
Additional paid-in capital	90,399	4,940	72,804	(77,744)	90,399
Retained earnings	740,130	80,970	58,267	(139,237)	740,130
Accumulated other comprehensive income (loss)	12,153	—	20,802	(20,802)	12,153

	912,673	311,613	218,851	(530,464)	912,673
Common stock in treasury, at cost:	(48,836)	—	—	—	(48,836)

Total Stockholders’ Equity	863,837	311,613	218,851	(530,464)	863,837

Total Liabilities and Stockholders’ Equity	$2,128,557	$248,841	$517,843	$(561,087)	$2,334,154

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Twelve Months Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flow From Operating Activities
Net Income	$169,025	$58,310	$39,252	$(97,562)	$169,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,731	3,364	7,576	—	56,671
Equity in earnings of affiliates	(99,392)	—	(6,406)	97,562	(8,236)
Distributions from unconsolidated affiliates	33,632	—	5,512	(32,070)	7,074
Deferred income taxes	15,522	—	997	—	16,519
Asset impairment charges and other asset write-offs	2,299	532	4,632	—	7,463
Non cash compensation expense	11,416	—	—	—	11,416
Unrealized foreign exchange gain	(2,060)	—	(520)	—	(2,580)
Gain on sale of assets	—		(3,325)		(3,325)
Other	377	—	—	—	377
Change in assets and liabilities:
Accounts receivable	40	(755)	(6,187)	—	(6,902)
Inventories	(2,252)	119	(11,625)	—	(13,758)
Prepaid expenses	205	—	856	—	1,061
Accounts payable and accrued expenses	4,108	(492)	1,631	—	5,247
Income taxes payable	16,099	(3,845)	(479)	—	11,775
Excess tax benefit on stock options exercised	(7,681)	—	—	—	(7,681)
Intercompany activity	55,651	(25,515)	(30,136)	—	—
Other liabilities	6,679	39	(2,187)	—	4,531

Net Cash Provided By (Used In) Operating Activities	249,399	31,757	(409)	(32,070)	248,677

Cash Flow From Investing Activities
Additions to property, plant and equipment	(35,908)	(3,588)	(9,380)	—	(48,876)
Intercompany investing	4,165	—	—	(4,165)	—
Acquisitions (net of cash acquired)	(211)	—	—	—	(211)
Return of capital from equity affiliates	1,250	—	1,250	(1,250)	1,250
Contingent acquisition payments	(1,257)	—	—	—	(1,257)
Net proceeds from sale of assets	—	—	7,213	—	7,213
Other	(493)	43	(191)	—	(641)

Net Cash Used In Investing Activities	(32,454)	(3,545)	(1,108)	(5,415)	(42,522)

Cash Flow From Financing Activities
Long-term debt repayment	(90,052)	—	—	—	(90,052)
Long-term debt Borrowings—net	—	—	—	—	—
Short-term debt borrowings—net	—	—	14,654	—	14,654
Bank overdrafts	(1,979)	—	—	—	(1,979)
Proceeds from stock options exercised	16,069	—	—	—	16,069
Excess tax benefit on stock options exercised	7,681	—	—	—	7,681
Payment of cash dividends	(19,746)	(27,500)	(5,820)	33,320	(19,746)
Purchase of Treasury stock	(246)	—	—	—	(246)
Intercompany financing	—	—	(4,165)	4,165	—
Deferred financing costs	—	—	—	—	—

Net Cash (Used In) Provided by Financing Activities	(88,273)	(27,500)	4,669	37,485	(73,619)
Effect of exchange rate changes on cash and cash equivalents	—	—	6,797	—	6,797

Net Change in Cash and Cash Equivalents	128,672	712	9,949	—	139,333
Cash and Cash Equivalents at Beginning Of Period	22,111	20,302	68,063	—	110,476

Cash and Cash Equivalents at End Of Period	$150,783	$21,014	$78,012	$—	$249,809

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Twelve Months Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flow From Operating Activities
Net Income	$138,927	$63,434	$25,013	$(88,447)	$138,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,184	3,373	7,170	—	51,727
Equity in earnings of affiliates	(90,739)	—	(4,843)	88,447	(7,135)
Distributions from unconsolidated affiliates	31,668	—	4,337	(29,337)	6,668
Deferred income taxes	9,775	—	(750)	—	9,025
Asset impairment charges and other asset write-offs	12,642	132	4,011	—	16,785
Non cash compensation expense	10,617	—	—	—	10,617
Unrealized foreign exchange gain	(3,727)	—	1,368	—	(2,359)
Other	295	—	—	—	295
Change in assets and liabilities:
Accounts receivable	(1,241)	(334)	(12,690)	—	(14,265)
Inventories	(12,413)	1,117	(1,765)	—	(13,061)
Prepaid expenses	2,466	—	554	—	3,020
Accounts payable and accrued expenses	(4,169)	(491)	465	—	(4,195)
Income taxes payable	(3,532)	3,513	1,170	—	1,151
Excess tax benefit on stock options exercised	(7,601)	—	—	—	(7,601)
Intercompany activity	10,673	(36,334)	25,661	—	—
Other liabilities	(1,687)	35	(1,503)	—	(3,155)

Net Cash Provided By (Used In) Operating Activities	133,138	34,445	48,198	(29,337)	186,444

Cash Flow From Investing Activities
Additions to property, plant and equipment	(37,111)	(6,226)	(4,261)	—	(47,598)
Intercompany investing	35,068	—	—	(35,068)	—
Acquisitions (net of cash acquired)	(337,378)	—	(93)	—	(337,471)
Return of capital from equity affiliates	1,043	—	1,043	(1,043)	1,043
Proceeds from note receivable	2,355	—	—	—	2,355
Contingent acquisition payments	(1,786)	—	—	—	(1,786)
Other	(2,972)	(27)	940	—	(2,059)

Net Cash Used In Investing Activities	(340,781)	(6,253)	(2,371)	(36,111)	(385,516)

Cash Flow From Financing Activities
Long-term debt repayment	(68,962)	—	(980)	—	(69,942)
Long-term debt Borrowings—net	250,000	—	—	—	250,000
Short-term debt borrowings—net	—	—	(2,311)	—	(2,311)
Bank overdrafts	(1,005)	—	—	—	(1,005)
Proceeds from stock options exercised	12,195	—	—	—	12,195
Excess tax benefit on stock options exercised	7,601	—	—	—	7,601
Payment of cash dividends	(16,868)	(25,000)	(5,380)	30,380	(16,868)
Intercompany financing	—	—	(35,068)	35,068	—
Deferred financing costs	(2,017)	—	—	—	(2,017)

Net Cash (Used In) Provided by Financing Activities	180,944	(25,000)	(43,739)	65,448	177,653
Effect of exchange rate changes on cash and cash equivalents	—	—	5,217	—	5,217

Net Change in Cash and Cash Equivalents	(26,699)	3,192	7,305	—	(16,202)
Cash and Cash Equivalents at Beginning Of Period	48,810	17,110	60,758	—	126,678

Cash and Cash Equivalents at End Of Period	$22,111	$20,302	$68,063	$—	$110,476

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Twelve Months Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flow From Operating Activities
Net Income	$122,906	$41,204	$23,288	$(64,492)	$122,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,180	1,589	6,389	—	44,158
Equity in earnings of affiliates	(66,552)	—	(2,730)	64,492	(4,790)
Distributions from unconsolidated affiliates	29,528	—	2,707	(26,707)	5,528
Deferred income taxes	1,800	—	590	—	2,390
Asset impairment charges and other asset write-offs	7,701	111	11,993	—	19,805
Non cash compensation expense	1,241	—	—	—	1,241
Unrealized foreign exchange gain	3,861	—	332	—	4,193
Other	(359)	—	(36)	—	(395)
Change in assets and liabilities:
Accounts receivable	9,607	(870)	(37,181)	—	(28,444)
Inventories	(1,336)	489	(8,968)	—	(9,815)
Prepaid expenses	(3,092)	207	1,926	—	(959)
Accounts payable and accrued expenses	8,853	2,297	4,849	—	15,999
Income taxes payable	24,153	(2,845)	1,765	—	23,073
Intercompany activity	(3,736)	(18,183)	21,919		—
Other liabilities	(2,813)	1	(1,971)	—	(4,783)

Net Cash Provided By (Used In) Operating Activities	167,942	24,000	24,872	(26,707)	190,107

Cash Flow From Investing Activities
Additions to property, plant and equipment	(25,718)	(995)	(11,024)	—	(37,737)
Intercompany investing	14,223	—	—	(14,223)	—
Proceeds from sale of assets	12,396	—	2,350	—	14,746
Acquisitions (net of cash acquired)	(76,854)	—	(4,274)	—	(81,128)
Return of capital from equity affiliates	1,662	—	1,662	(1,662)	1,662
Proceeds from note receivable	1,015	—	—	—	1,015
Contingent acquisition payments	(2,412)	—	—	—	(2,412)
Other	(450)	11	(821)	—	(1,260)

Net Cash Used In Investing Activities	(76,138)	(984)	(12,107)	(15,885)	(105,114)

Cash Flow From Financing Activities
Long-term debt repayment	(409,442)	—	(677)	—	(410,119)
Long-term debt Borrowings—net	300,000	—	—	—	300,000
Short-term debt borrowings—net	(1,200)	—	6,302	—	5,102
Bank overdrafts	2,935	—	—	—	2,935
Proceeds from stock options exercised	17,167	—	—	—	17,167
Payment of cash dividends	(15,315)	(24,000)	(4,369)	28,369	(15,315)
Intercompany financing	199	(199)	(14,223)	14,223	—
Deferred financing costs	(994)	—	—	—	(994)

Net Cash (Used In) Financing Activities	(106,650)	(24,199)	(12,967)	42,592	(101,224)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,631)	—	(2,631)

Net Change in Cash and Cash Equivalents	(14,846)	(1,183)	(2,833)	—	(18,862)
Cash and Cash Equivalents at Beginning Of Period	63,656	18,293	63,591	—	145,540

Cash and Cash Equivalents at End Of Period	$48,810	$17,110	$60,758	$—	$126,678

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Subsequent event

On February 15, 2008, a Federal jury returned a unanimous verdict in favor of the Company in the amount of $14.6 million in the Company’s patent infringement lawsuit against Abbott Laboratories, Inc. The Company filed suit against Abbott in April 2005 claiming infringement of certain patents by Abbott in the manufacture and sale of Abbott’s Fact Plus pregnancy diagnostic test kits. The jury determined that the Company’s patents were valid and willfully infringed by Abbott during the period from April 1999 through September 2003. Abbott has filed several post-trial motions seeking, among other things, to set aside the verdict. These motions are pending, and the Company will vigorously contest them. In June 2007, Abbott filed suit against the Company claiming infringement of certain patents that are licensed to Abbott, also in relation to pregnancy diagnostic test kits. The Company denied these allegations and intends to continue its vigorous defense of this action.

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

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2007
Net Sales	$514,335	$546,472	$580,438	$579,695	$2,220,940
Gross Profit	199,876	216,693	229,407	221,922	867,898
Income from Operations	82,143	76,550	88,615	57,726	305,034
Equity in Earnings of Affiliates	2,260	1,760	1,797	2,419	8,236
Net Income	45,099	40,533	51,716	31,677	169,025
Net Income per Share-Basic	$0.69	$0.62	$0.78	$0.48	$2.57
Net Income per Share-Diluted	$0.66	$0.59	$0.75	$0.46	$2.46

2006
Net Sales	$442,391	$458,584	$518,578	$526,108	$1,945,661
Gross Profit	168,992	184,793	202,960	204,392	761,137
Income from Operations	72,320	66,656	68,889	44,237	252,102
Equity in Earnings of Affiliates	1,660	1,740	1,877	1,858	7,135
Net Income	39,947	36,406	38,664	23,910	138,927
Net Income per Share-Basic	$0.62	$0.56	$0.60	$0.37	$2.14
Net Income per Share-Diluted	$0.60	$0.54	$0.57	$0.36	$2.07

2005
Net Sales	$420,674	$441,815	$442,743	$431,274	$1,736,506
Gross Profit	160,237	168,901	167,530	140,332	637,000
Income from Operations	67,152	59,830	53,889	31,905	212,776
Equity in Earnings of Affiliates	1,270	1,900	709	911	4,790
Net Income	37,701	34,380	34,598	16,227	122,906
Net Income per Share-Basic	$0.60	$0.54	$0.54	$0.25	$1.92
Net Income per Share-Diluted	$0.56	$0.51	$0.51	$0.25	$1.83

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2007 and 2006, the Company recorded impairments of intangible assets of $4.2 million and $11.6 million, respectively. These impairments were a result of lost distribution at key customer accounts and to a lesser extent lost profitability.

In the fourth quarter of 2007, the Company recorded a $3.5 million charge associated with the reorganization of its Canadian subsidiary.

Third quarter 2006 results of operations include a $3.3 million reduction of tax liabilities primarily as a result of the completion of a tax audit, partially offset by a valuation allowance of $1.5 million for one of the Company’s foreign subsidiaries.

In the first and second quarter of 2006, the Company recorded impairments of intangible assets of $1.8 million and $0.9 million, respectively. These impairments were a result of increased competitive activity.

In the third and fourth quarters of 2005, the Company wrote-off $2.4 million and $2.2 million, respectively of manufacturing equipment removed from service.

During the fourth quarter of 2005, the Company recorded a $6.4 million restructuring charge related to the shutdown of a small consumer products manufacturing facility in Europe. The charge included the write-off of manufacturing equipment and leasehold improvements and severance expenses. The Company also recorded asset impairment charges totaling $3.2 million at two of its SPD foreign subsidiaries as the values could not be supported by projected cash flows. The fourth quarter of 2005 also includes the write-off of deferred financing costs of $1.2 million associated with the refinancing of the Company’s previous term loan.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements and Schedules

The following Consolidated Financial Statements included in Item 8 of this Form 10-K:

(a) 3. Exhibits

Unless otherwise noted, the file number for all Company filings with the Securities and Exchange Commission referenced below is 1-10585.

(3)	(a)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

	(b)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated November 5, 2007.

(4)	(a)	Indenture, dated August 11, 2003, by and between the Registrant and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-3 (Registration No. 333-109048). Includes form of the Company’s 5.25% Convertible Senior Debenture.

	(b)	Indenture, dated December 22, 2004, by and between Church & Dwight Co., Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K dated December 27, 2004. Includes form of the Company’s 6% Senior Subordinated Notes.

(10)	(a)	Asset Purchase Agreement, dated as of July 14, 2006, by and between Orange Glo International, Inc. and Church & Dwight Co., Inc. incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 20, 2006.

	(b)	Purchase and Sale Agreement, dated January 16, 2003, by and between Church & Dwight Co., Inc. and Harrison Street Funding LLC, incorporated by reference to Exhibit 5.1 to the Company’s current report on Form 8-K filed on January 30, 2003.

	(c)	Receivables Purchase Agreement, dated January 16, 2003, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 5.2 to the Company’s current report on Form 8-K filed on January 30, 2003.

	(d)	First Amendment to the Receivables Purchase Agreement, dated September 26, 2003, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(c) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

(e)	Second Amendment to the Receivables Purchase Agreement, dated July 20, 2004, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(e) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(f)	Amended and Restated Credit Agreement, dated December 23, 2005, by and between Church & Dwight Co., Inc., several banks and other financial institutions, The Bank of Nova Scotia, Bank of America, N.A. and National City Bank, each as a documentation agent, Citicorp North America, Inc., as syndication agent, and J.P. Morgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on January 9, 2006.

(g)	Amendment, dated August 17, 2006, to the Amended and Restated Credit Agreement, dated December 23, 2005, by and between Church & Dwight Co., Inc. and The Bank of Nova Scotia, Bank of America, N.A. and National City Bank, each as a documentation agent, Citicorp North America, Inc. as syndication agent, and J.P. Morgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10(a) to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

*(h)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, incorporated by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 1997.

*(i)	Deferred Compensation Plan for Directors effective as of January 1, 1982 incorporated by reference to Exhibit 10(i) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

*(j)	The Stock Option Plan for Directors, effective as of January 1, 1991, incorporated by reference to Exhibit 10 (j) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

*(k)	Compensation Plan for Directors, amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10(l) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

*(l)	The Church & Dwight Co., Inc. Stock Award Plan as amended through February 22, 2007, incorporated by reference to Exhibit 10 to the Company’s quarterly report on Form 10Q for the quarter ended June 29, 2007.

*(m)	Employment Agreement, dated June 11, 2004, by and between Church & Dwight Co., Inc. and James R. Craigie incorporated by reference to an Exhibit 10(s) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

*(n)	Employment Agreement, dated June 1, 2002, by and between Armkel, LLC and Adrian Huns incorporated by reference to an Exhibit 10(u) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

*(o)	Employment Agreement, dated January 3, 2002, by and between Church & Dwight Co., Inc. and Joseph A. Sipia, Jr. incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

*(q)	Employment Agreement, dated July 16, 2004, by and between Church & Dwight Co., Inc. and Louis H. Tursi incorporated by reference to an Exhibit 10(w) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

*(r)	Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2006.

		*(s)	Form of Change in Control and Severance Agreement, dated September 19, 2006, by and between Church & Dwight Co., Inc. and each of the Company’s executive officers, with the exception of James R. Craigie, incorporated by reference to Exhibit 10(t) to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

•		*(t)	Change in Control and Severance Agreement, dated September 19, 2006, by and between Church & Dwight Co., Inc. and James R. Craigie.

•	(11)		Computation of earnings per share.

•	(12)		Computation of ratios of earnings to fixed charges.

•	(21)		List of the Company’s subsidiaries.

•	(23.1)		Consent of Independent Registered Public Accounting Firm.

•	(31.1)		Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)		Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)		Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)		Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	Indicates documents filed herewith.
*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2008.

CHURCH & DWIGHT CO., INC.

By:	/s/ JAMES R. CRAIGIE
James R. Craigie
Chairman And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ T. ROSIE ALBRIGHT T. Rosie Albright	Director	February 27, 2008

/S/ JAMES R. CRAIGIE James R. Craigie	Chairman and Chief Executive Officer	February 27, 2008

/S/ ROBERT A. DAVIES, III Robert A. Davies, III	Director	February 27, 2008

/S/ ROSINA B. DIXON Rosina B. Dixon	Director	February 27, 2008

/S/ BRADLEY C. IRWIN Bradley C. Irwin	Director	February 27, 2008

/S/ J. RICHARD LEAMAN, JR. J. Richard Leaman, Jr.	Director	February 27, 2008

/S/ ROBERT D. LEBLANC Robert D. LeBlanc	Director	February 27, 2008

/S/ ROBERT A. MCCABE Robert A. McCabe	Director	February 27, 2008

/S/ RAVI K. SALIGRAM Ravi K. Saligram	Director	February 27, 2008

/S/ ROBERT K. SHEARER Robert K. Shearer	Director	February 27, 2008

/S/ JOHN O. WHITNEY John O. Whitney	Director	February 27, 2008

/S/ ART WINKLEBLACK Art Winkleblack	Director	February 27, 2008

/S/ MATTHEW T. FARRELL Matthew T. Farrell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2008

/S/ STEVEN J. KATZ Steven J. Katz	Vice President and Controller (Principal Accounting Officer)	February 27, 2008

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

(In thousands)

		Additions		Deductions
	Beginning Balance	Charged to Expenses	Acquired	Amounts Written Off	F/X	Ending Balance
Allowance for Doubtful Accounts
2007	$2,258	$2,623	$—	$(456)	$123	$4,548
2006	1,826	1,152	395	(1,181)	66	2,258
2005	1,171	1,252	—	(525)	(72)	1,826

Allowance for Cash Discounts
2007	$3,838	$40,924	$—	$(40,809)	$25	$3,978
2006	3,578	33,696	484	(33,927)	7	3,838
2005	3,143	31,056	—	(30,634)	13	3,578

Sales Returns and Allowances
2007	$12,528	$43,621	$—	$(44,694)	$133	$11,588
2006	11,581	38,767	402	(38,216)	(6)	12,528
2005	12,934	35,974	—	(37,347)	20	11,581