Form 10-Q
period 2008-03-28
CHURCH & DWIGHT CO INC /DE/
filed 2008-05-06
CIK 313927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

Commission file number 1-10585

CHURCH & DWIGHT CO., INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

469 North Harrison Street, Princeton, N.J. 08543-5297
(Address of principal executive office)

Registrant's telephone number, including area code:  (609) 683-5900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of May 1, 2008, there were 66,478,398 shares of Common Stock outstanding.

PART I

PART II

1.	Legal Proceedings	29
1A.	Risk Factors	29
4.	Submission of Matters to a Vote of Security Holders	29
6.	Exhibits	30

PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 28,	March 30,
(Dollars in thousands, except per share data)	2008	2007
Net Sales	$552,867	$514,335
Cost of sales	328,761	314,459
Gross Profit	224,106	199,876
Marketing expense	53,485	45,852
Selling, general and administrative expenses	77,859	71,881
Income from Operations	92,762	82,143
Equity in earnings of affiliates	2,380	2,260
Investment earnings	2,569	1,633
Other income (expense), net	2,198	(414)
Interest expense	(12,505)	(15,201)
Income before minority interest and income taxes	87,404	70,421
Minority interest	2	(5)
Income before income taxes	87,402	70,426
Income taxes	31,211	25,327
Net Income	$56,191	$45,099
Weighted average shares outstanding - Basic	66,343	65,570
Weighted average shares outstanding - Diluted	70,817	70,024
Net income per share - Basic	$0.85	$0.69
Net income per share - Diluted	$0.81	$0.66
Dividends Per Share	$0.08	$0.07
See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28,	December 31,
(Dollars in thousands, except share and per share data)	2008	2007
Assets
Current Assets
Cash and cash equivalents	$208,062	$249,809
Accounts receivable, less allowances of $4,512 and $4,548	243,513	247,898
Inventories	214,966	213,651
Deferred income taxes	13,370	13,508
Note receivable – current	1,324	1,263
Prepaid expenses	11,554	9,224
Total Current Assets	692,789	735,353
Property, Plant and Equipment (Net)	339,808	350,853
Note Receivable	2,342	3,670
Equity Investment in Affiliates	9,563	10,324
Long-term Supply Contracts	2,323	2,519
Tradenames and Other Intangibles	657,464	665,168
Goodwill	688,128	688,842
Other Assets	72,866	75,761
Total Assets	$2,465,283	$2,532,490
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$15,293	$115,000
Accounts payable and accrued expenses	269,958	303,071
Current portion of long-term debt	39,582	33,706
Income taxes payable	24,561	6,012
Total Current Liabilities	349,394	457,789
Long-term Debt	692,982	707,311
Deferred Income Taxes	161,152	162,746
Other Long Term Liabilities	93,515	87,769
Pension, Postretirement and Postemployment Benefits	34,716	36,416
Minority Interest	196	194
Total Liabilities	1,331,955	1,452,225
Commitments and Contingencies
Stockholders' Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	-	-
Common Stock-$1.00 par value
Authorized 150,000,000 shares, issued 69,991,482 shares	69,991	69,991
Additional paid-in capital	127,812	121,902
Retained earnings	942,752	891,868
Accumulated other comprehensive income	33,923	39,128
	1,174,478	1,122,889
Common stock in treasury, at cost:
3,579,010 shares in 2008 and 3,747,719 shares in 2007	(41,150)	(42,624)
Total Stockholders’ Equity	1,133,328	1,080,265
Total Liabilities and Stockholders’ Equity	$2,465,283	$2,532,490

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	March 28,	March 30,
(Dollars in thousands)	2008	2007
Cash Flow From Operating Activities
Net Income	$56,191	$45,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,212	14,614
Equity in earnings of affiliates	(2,380)	(2,260)
Distributions from unconsolidated affiliates	2,564	1,461
Deferred income taxes	2,103	4,096
Gain on sale of subsidiary	(3,005)	-
Asset impairment charges and other asset write-offs	5,626	595
Non cash compensation expense	2,424	2,819
Unrealized foreign exchange gain and other	(2,558)	176
Change in assets and liabilities:
Accounts receivable	3,436	2,183
Inventories	(3,549)	(20,176)
Prepaid expenses	(2,409)	(2,217)
Accounts payable and accrued expenses	(30,473)	(30,556)
Income taxes payable	20,936	14,546
Excess tax benefit on stock options exercised	(1,872)	(3,837)
Other liabilities	477	3,057
Net Cash Provided By Operating Activities	62,723	29,600
Cash Flow From Investing Activities
Additions to property, plant and equipment	(6,283)	(11,294)
Proceeds from sale of subsidiary	9,620	-
Acquisitions (net of cash acquired)	-	(181)
Return of capital from equity affiliates	-	150
Proceeds from note receivable	1,263	-
Contingent acquisition payments	(305)	(370)
Other	(111)	152
Net Cash Provided by (Used In) Investing Activities	4,184	(11,543)
Cash Flow From Financing Activities
Long-term debt repayment	(8,453)	(39,537)
Short-term debt (repayments) borrowings - net	(100,000)	15,011
Bank overdrafts	293	(1,939)
Proceeds from stock options exercised	2,761	6,445
Excess tax benefit on stock options exercised	1,872	3,837
Payment of cash dividends	(5,307)	(4,584)
Net Cash Used In Financing Activities	(108,834)	(20,767)
Effect of exchange rate changes on cash and cash equivalents	180	(28)
Net Change in Cash and Cash Equivalents	(41,747)	(2,738)
Cash and Cash Equivalents at Beginning Of Period	249,809	110,476
Cash and Cash Equivalents at End Of Period	$208,062	$107,738

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED
 (Unaudited)

	Three Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION	March 28,	March 30,
(Dollars in thousands)	2008	2007
Cash paid during the three months for:
Interest (net of amounts capitalized)	$9,270	$12,424
Income taxes (net of refunds)	$7,584	$4,369
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$932	$686

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 28, 2008
(Unaudited)

	Number of Shares		Amounts
(In thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
December 31, 2007	69,991	(3,748)	$69,991	$(42,624)	$121,902	$891,868	$39,128
Net income	-	-	-	-	-	56,191	-	$56,191
Translation adjustments	-	-	-	-	-	-	(2,880)	(2,880)
Interest rate agreements (net of taxes)	-	-	-	-	-	-	(2,325)	(2,325)
Comprehensive income	-	-	-	-	-	-	-	$50,986
Cash dividends	-	-	-	-	-	(5,307)	-
Stock based compensation expense
and stock option plan
transactions (including tax benefit)	-	163	-	1,423	5,790	-	-
Stock purchases	-	-	-	-	-	-	-
Other stock issuances	-	6	-	51	120	-	-
March 28, 2008	69,991	(3,579)	$69,991	$(41,150)	$127,812	$942,752	$33,923

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated balance sheets as of March 28, 2008 and December 31, 2007, the condensed consolidated statements of income and cash flow for the three months ended March 28, 2008 and March 30, 2007 and the condensed consolidated statement of stockholders’ equity for the three months ended March 28, 2008 have been prepared by the Company.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 28, 2008 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.  The results of operations for the periods ended March 28, 2008 are not necessarily indicative of the operating results for the full year.

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

The Company incurred research & development expenses in the first quarter of 2008 and 2007 of $12.0 million and $10.3 million, respectively. These expenses are included in selling, general and administrative expenses.

2.	Recently Adopted Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, was issued in September 2006 and, except as noted below, is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a single definition of fair value to be utilized under other accounting pronouncements that require fair value measurements, establishes a framework for measuring fair value in Generally Accepted Accounting Practices (“GAAP”), and expands disclosures about fair value measurements. The statement generally is to be applied prospectively, so that it does not require any new fair value measurements. Under Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the FASB deferred for one year, the effective date of SFAS No. 157  for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 enables the reader of the financial statements to assess the inputs  (generally, assumptions that market participants would use) used in pricing an asset or liability by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The Company generally applies fair value techniques on a non-recurring basis associated with; (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.”

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

The following table summarizes the carrying amounts and fair values of certain assets:

	March 28, 2008
(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation related investments	$32,175	$-	$32,175	$-
Diesel hedge contract	1,936	-	1,936	-
	$34,111	$-	$34,111	$-
Liabilities
Interest rate collars	$5,767	$-	$5,767	$-
Deferred compensation liability	48,543	15,006	33,537	-
	$54,310	$15,006	$39,304	$-

The fair value of the deferred compensation liability that is characterized as Level 1 is associated with investments in notional amounts of Company stock. The assets and liabilities characterized as Level 2 derive their value from observable investments.

The fair value of the diesel hedge is measured using the Department of Energy’s diesel index for the duration of the contract.

The fair value for the interest rate collars was derived using the forward three month libor curve for the duration of the respective collars and a credit spread.

3.	Inventories consist of the following:

	March 28,	December 31,
(In thousands)	2008	2007
Raw materials and supplies	$51,009	$53,516
Work in process	9,308	9,169
Finished goods	154,649	150,966
	$214,966	$213,651

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

4.	Property, Plant and Equipment consist of the following:

	March 28,	December 31,
(In thousands)	2008	2007
Land	$11,069	$11,343
Buildings and improvements	145,167	147,114
Machinery and equipment	423,746	436,104
Office equipment and other assets	38,792	40,380
Software	32,504	33,336
Mineral rights	1,521	1,490
Construction in progress	18,841	15,915
	671,640	685,682
Less accumulated depreciation and amortization	331,832	334,829
Net Property, Plant and Equipment	$339,808	$350,853

Depreciation and amortization of property, plant and equipment amounted to $9.5 million and $9.4 million for the three months ended March 28, 2008 and March 30, 2007, respectively.  Interest charges in the amount of $0.1 million and $0.2 million were capitalized in connection with construction projects for the three months ended March 28, 2008 and March 30, 2007, respectively.  During the quarter ended March 28, 2008 the Company determined that the carrying value of certain property, plant and equipment assets should be written down to zero in accordance with the guidelines of SFAS No. 144.  The write down resulted in a charge of $1.5 million that was principally reflected with SG&A expense for the Consumer International segment.

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

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Basic	66,343	65,570
Dilutive effect of stock options	1,240	1,228
Dilutive effect of convertible debentures	3,234	3,226
Diluted	70,817	70,024
Anti-dilutive stock options outstanding - not included in the calculation of earnings per share	490	108

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

6.	Stock-Based Compensation

A summary of option activity during the three months ended March 28, 2008 is as follows:

	Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values ($000)
Outstanding at January 1, 2008	4,231	$30.24
Granted	10	52.37
Exercised	(163)	16.59
Cancelled	(20)	33.99
Outstanding at March 28, 2008	4,058	$30.81	6.2	$90,343
Exercisable at March 28, 2008	1,982	$21.95	4.3	$61,677

	Three Months Ended
	March 28, 2008	March 30, 2007
Intrinsic Value of Stock Options Exercised (in millions)	$6.0	$12.3
Stock Compensation Expense Related To Stock Option Awards (in millions)	$2.3	$2.8
Issued Stock Options (in thousands)	10	--
Average Fair Value of Stock Options Issued	$16.12	$--
Assumptions Used:
Risk-free interest rate	3.9%	--
Expected life in Years	6.5	--
Expected volatility	23.4%	--

The average fair value is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

Stock compensation expense related to restricted stock awards was $0.1 million in the first quarter of 2008. This expense amounted to $0.2 million for the first quarter of 2007.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

7.	Goodwill and Other Intangible Assets

The following table provides information related to the carrying value of all intangible assets:

(In thousands)	March 28, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$121,577	$(31,172)	$90,405	$107,066	$(31,154)	$75,912
Customer Relationships	130,747	(15,669)	115,078	131,366	(13,758)	117,608
Patents/Formulas	27,220	(12,606)	14,614	27,220	(11,816)	15,404
Non Compete Agreement	1,143	(723)	420	1,143	(695)	448
Total	$280,687	$(60,170)	$220,517	$266,795	$(57,423)	$209,372
Unamortizable intangible assets - carrying value
Tradenames	$436,947			$455,796

Intangible amortization expense amounted to $4.8 million for the first quarter of 2008 and $4.5 million for the same period of 2007. The Company’s estimated intangible amortization expense will be approximately $19.1 million in the twelve months of 2008 and 2009, $18.4 million in 2010, $18.0 million in 2011, $17.4 million in 2012, and $16.5 million in 2013.

During the first quarter of 2008, the Company recorded tradename impairment charges of $3.4 million related to Consumer International brands.  These charges are included in selling, general and administrative expenses in this segment and were the result of lower forecasted sales and profitability.  The amount of the impairment charges was determined by comparing the estimated fair value of the asset to its carrying amount.

Effective January 1, 2008 approximately $19.0 million of tradenames previously considered indefinite lived assets were recharacterized as finite lived due to increased competition in their respective categories and are now being amortized over lives ranging from 5 to 15 years.  The lives were determined based upon the estimated future cash flows of these brands.

The changes in the carrying amount of goodwill for the three months ended March 28, 2008 are as follows:

	Consumer	Consumer
(In thousands)	Domestic	International	SPD	Total
Balance December 31, 2007	$633,030	$33,224	$22,588	$688,842
Subsidiary Divestiture	-	-	(971)	(971)
Additional Unilever contingent consideration	257	-	-	257
Balance March 28, 2008	$633,287	$33,224	$21,617	$688,128

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

8.	Short-term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

		March 28,	December 31,
(In thousands)		2008	2007
Short-term borrowings
Securitization of accounts receivable		$15,000	$115,000
Bank overdraft debt		293	-
Total short-term borrowings		$15,293	$115,000
Long-term debt
Term Loan facility		$382,642	$391,069
Amount due 2008	$25,279
Amount due 2009	$57,211
Amount due 2010	$149,680
Amount due 2011	$66,310
Amount due 2012	$84,162
Convertible debentures due on August 15, 2033		99,922	99,948
Senior subordinated notes (6%) due December 22, 2012		250,000	250,000
Total long-term debt		732,564	741,017
Less: current maturities		39,582	33,706
Net long-term debt		$692,982	$707,311

The long-term debt principal payments required to be made are as follows:

(In thousands)
Due by March 31, 2009	$39,582
Due by March 31, 2010	77,778
Due by March 31, 2011	127,563
Due by March 31, 2012	81,612
Due by March 31, 2013	306,107
Due March 31, 2014 and subsequent	99,922
$732,564

During the first quarter of 2008, the Company repaid $100.0 million of its accounts receivable securitization facility and approximately $8.4 million of its Term Loan.  In April 2008, the accounts receivable securitization facility of $115.0 million was renewed with similar terms to the facility previously in place and with a new maturity date of April 2009.

9.	Comprehensive Income

The following table provides information relating to the Company’s comprehensive income for the three months ended
March 28, 2008 and March 30, 2007:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2008	2007
Net Income	$56,191	$45,099
Other Comprehensive Income, Net of Tax:
Foreign Exchange Translation Adjustments (Net of Divestiture)	(2,880)	1,052
Interest Rate Hedge Agreements	(2,325)	(73)
Comprehensive Income	$50,986	$46,078

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

10.	Pension and Postretirement Plans

The following table discloses the net periodic benefit cost for the Company’s pension and postretirement plans for the three months ended March 28, 2008 and March 30, 2007.

	Pension Costs
	Three Months Ended
	March 28,	March 30,
(In thousands)	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$723	$626
Interest cost	1,937	1,708
Expected return on plan assets	(2,179)	(1,856)
Amortization of prior service cost	4	3
Recognized actuarial loss	(9)	51
Net periodic benefit cost	$476	$532

	Postretirement Costs
	Three Months Ended
	March 28,	March 30,
(In thousands)	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$187	$182
Interest cost	367	354
Amortization of prior service cost	11	10
Recognized actuarial loss	-	5
Net periodic benefit cost	$565	$551

The Company made cash contributions of approximately $1.8 million to its pension plans during the first three months of 2008. The Company estimates it will be required to make total cash contributions to its pension plans during the remainder of the year of approximately $3.3 million.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

11.	Commitments, contingencies and guarantees

a.
The Company has a partnership with a supplier of raw materials which mines and processes sodium mineral deposits.   This agreement terminates upon two years’ written notice by either company.  The Company has an annual commitment to purchase 240,000 tons at the prevailing market price and purchases the majority of its sodium raw material requirements from the partnership.  The Company is not engaged in any other material transactions with the partnership or the Company’s partner.

b.
The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. In 2005, the FDA issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. The Company filed a response recommending alternative labeling to the FDA and has engaged in further discussions with the FDA since that time. While awaiting further FDA guidance, the Company implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9 and launched a public information campaign to communicate these messages to the affected communities. The Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s draft guidance and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. The Company cannot predict the nature of the labeling that ultimately will be required by the FDA if the FDA or state governments eventually promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements).  The Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

c.	As of March 28, 2008, the Company has commitments to acquire approximately $99.9 million of raw material, packaging supplies and services from its vendors at market prices.

d.
The Company has $6.0 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as finished goods inventory, insurance claims and one year of rent on a warehouse in the event of the Company’s insolvency.

e.
In connection with the Company’s October 2003 acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition.  The Company made cash payments of $0.3 million, and accrued a payment of $0.3 million in the first three months of 2008.  The payment and accrual were accounted for as additional purchase price.  The Company has paid approximately $8.3 million, exclusive of the $0.3 million accrual, in additional performance-based payments since the acquisition.

f.
The Company filed suit against Abbott Laboratories, Inc (“Abbott”) in April 2005 claiming infringement of certain patents resulting from Abbott’s manufacture and sale of its Fact Plus pregnancy diagnostic test kits.  Following a trial in February 2008, the jury found that the Company’s patents were valid and willfully infringed by Abbott during the period from April 1999 through September 2003 and awarded damages to the Company in the amount of $14.6 million.  There are several post-trial motions pending in the litigation seeking, among other things, to set aside the verdict.  These motions are pending, and the Company will vigorously contest them.  In June 2007, Abbott filed suit against the Company claiming infringement of certain patents that are licensed to Abbott, also in relation to pregnancy diagnostic test kits.  The Company intends to continue its vigorous defense of this action.

g.
The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions.  The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

12.	Related Party Transactions

For the three months ended March 28, 2008 and March 30, 2007, the Company invoiced Armand Products Company (“Armand”), which is 50% owned by the Company, $0.4 and $0.4 million, respectively, for administration and management oversight services (which was recorded as a reduction of selling, general and administrative expenses).  Sales of Armand products to the Company over the same periods were $2.8 and $1.9 million, respectively. As of March 28, 2008 and March 30, 2007, the Company had outstanding accounts receivable from Armand of $0.8 and $0.7 million, respectively. Also, the Company had outstanding accounts payable to Armand of $1.1 and $0.6 million as of March 28, 2008 and March 30, 2007, respectively.

For the three months ended March 28, 2008 and March 30, 2007, the Company invoiced The ArmaKleen Company, (“ArmaKleen”), which is 50% owned by the Company, $0.7 and $0.7 million, respectively, for administration and management oversight services (which was recorded as a reduction of selling, general and administrative expenses).  Sales of inventory to ArmaKleen over the same periods were $1.3 and $1.4 million, respectively. As of March 28, 2008 and March 30, 2007, the Company had outstanding accounts receivable from ArmaKleen of $1.0 and $1.0 million, respectively.

13.	Gain on Sale of Business

In February 2008, the Company sold its wholly-owned British subsidiary, Brotherton Specialty Products Ltd. (“Brotherton”) for a total of $11.2 million net of fees, consisting of $9.6 million in cash plus a working capital adjustment of $1.6 million, which was paid in April 2008.  The sale resulted in a pretax gain of $3.0 million, which was included as a reduction of selling, general and administration expenses, and was allocated to the Specialty Products Division.

14.	Segment Information

The Company operates three reportable segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”).  These segments are determined based on differences in the nature of products and organizational and ownership structures.  The Company also has a Corporate segment.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“Armakleen”) as of March 28, 2008.  The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested as part of the sale of Brotherton.  The equity in earnings of Armand and Armakleen for the three months ended March 28, 2008 and Esseco for the two months ended February 29, 2008, prior to its sale, is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before taxes and minority interest for the three month periods ended March 28, 2008 and March 30, 2007 were as follows:

(In thousands)	Consumer Domestic(3)	Consumer International(3)	SPD	Corporate	Total
Net Sales(1)
First Quarter 2008	$382,744	$99,694	$70,429	$-	$552,867
First Quarter 2007	$369,834	$86,739	$57,762	$-	$514,335
Income before Minority Interest and Income Taxes(2)
First Quarter 2008	$67,831	$7,252	$9,941	$2,380	$87,404
First Quarter 2007	$52,765	$10,869	$4,527	$2,260	$70,421

(1)	Intersegment sales from Consumer International to Consumer Domestic were $2.1 million and $1.2 million for the three months ended March 28, 2008 and March 30, 2007, respectively.

(2)
In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense)were allocated to the segments based upon each segment’s relative operating profit. The Corporate segment income consists of equity in earnings of affiliates.

(3)
As of January 1, 2008, the Company modified its organizational structure, resulting in a change in classification of certain Consumer Domestic export sales.  Therefore, 2007 results have been restated to reflect a change in sales of $2.5 million and $0.3 million of Income Before Minority Interest that are now included in the Consumer International Segment.

The following table discloses product line revenues from external customers for the three months ended March 28, 2008 and March 30, 2007.

	Three Months Ended
	March 28,	March 30,
(In thousands)	2008	2007
Household Products	$242,827	$236,378
Personal Care Products	139,917	133,456
Total Consumer Domestic	382,744	369,834
Total Consumer International	99,694	86,739
Total SPD	70,429	57,762
Total Consolidated Net Sales	$552,867	$514,335

Household Products include deodorizing and cleaning products and laundry products. Personal Care Products include condoms, pregnancy kits, oral care and skin care products.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
 Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The Company’s 6% senior subordinated notes are fully and unconditionally guaranteed, by certain 100% owned domestic subsidiaries of the Company on a joint and several basis. The following information is presented in response to Rule 3-10 of Regulation S-X, promulgated by the Securities and Exchange Commission.  The Guarantor subsidiaries’ net sales are principally to, and other operating activities are principally with, the Company, which is referred to in the table below as “Parent.”

Supplemental information for the condensed consolidated balance sheets at March 28, 2008 and December 31, 2007, and the condensed consolidated income statements and statements of cash flows for the three months ended March 28, 2008 and March 30, 2007, are summarized as follows (amounts in thousands):

	For the Three Months Ended March 28, 2008
		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$445,352	$32,470	$117,507	$(42,462)	$552,867
Cost of sales	288,239	13,695	69,289	(42,462)	328,761
Gross Profit	157,113	18,775	48,218	-	224,106
Marketing expenses	41,970	-	11,515	-	53,485
Selling, general and administrative expenses	46,812	5,541	25,505	-	77,858
Income from Operations	68,331	13,234	11,198	-	92,763
Equity in earnings of affiliates	24,421	-	1,880	(23,921)	2,380
Investment earnings	1,648	216	705	-	2,569
Intercompany dividends/interest	(9,040)	10,030	(990)	-	-
Other income (expense), net	1,361	-	837	-	2,198
Interest expense	(11,085)	-	(1,420)	-	(12,505)
Income before minority interest and taxes	75,636	23,480	12,210	(23,921)	87,405
Minority interest	-	-	3	-	3
Income before income taxes	75,636	23,480	12,207	(23,921)	87,402
Income taxes	19,445	8,829	2,937	-	31,211
Net Income	$56,191	$14,651	$9,270	$(23,921)	$56,191

	For the Three Months Ended March 30, 2007
		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$426,275	$31,785	$98,984	$(42,709)	$514,335
Cost of sales	285,399	13,416	58,353	(42,709)	314,459
Gross Profit	140,876	18,369	40,631	-	199,876
Marketing expenses	35,868	-	9,984	-	45,852
Selling, general and administrative expenses	52,696	3,646	15,539	-	71,881
Income from Operations	52,312	14,723	15,108	-	82,143
Equity in earnings of affiliates	32,864	-	1,687	(32,291)	2,260
Investment earnings	962	219	452	-	1,633
Intercompany dividends/interest	(11,273)	8,922	2,351	-	-
Other income (expense), net	56	-	(470)	-	(414)
Interest expense	(13,658)	-	(1,543)	-	(15,201)
Income before minority interest and taxes	61,263	23,864	17,585	(32,291)	70,421
Minority interest	-	-	(5)	-	(5)
Income before income taxes	61,263	23,864	17,590	(32,291)	70,426
Income taxes	16,164	3,544	5,619	-	25,327
Net Income	$45,099	$20,320	$11,971	$(32,291)	$45,099

BALANCE SHEETS

	March 28, 2008
		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$116,161	$22,673	$69,228	$-	$208,062
Accounts receivable, less allowances	2,561	1,014	239,938	-	243,513
Inventories	135,303	6,747	72,916	-	214,966
Deferred income taxes	10,470	-	2,900	-	13,370
Note receivable – current	1,324	-	-	-	1,324
Prepaid expenses	7,076	-	4,478	-	11,554
Total Current Assets	272,895	30,434	389,460	-	692,789
Property, Plant and Equipment (Net)	245,776	42,982	51,050	-	339,808
Note Receivable	2,342	-	-	-	2,342
Equity Investments in Subsidiaries	627,272	-	8,380	(626,089)	9,563
Long-term Supply Contracts	2,323	-	-	-	2,323
Tradenames and Other Intangibles	407,549	177,005	72,910	-	657,464
Goodwill	681,763	-	6,365	-	688,128
Other Assets	89,916	352	10,611	(28,014)	72,865
Total Assets	$2,329,836	$250,773	$538,776	$(661,357)	$2,465,282
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$-	$-	$15,293	$-	$15,293
Accounts payable and accrued expenses	189,867	2,341	77,750	-	269,958
Current portion of long-term debt	39,582	-	-	-	39,582
Due to/from Subsidiaries	(9,021)	(101,737)	139,983	(29,225)	-
Income taxes payable	22,187	-	2,374	-	24,561
Total Current Liabilities	242,615	(99,396)	235,400	(29,225)	349,394
Long-term Debt	692,982	-	-	-	692,982
Deferred Income Taxes	146,217	-	14,935	-	161,152
Deferred and Other Long Term Liabilities	90,481	95	2,939	-	93,515
Pension, Postretirement and Postemployment Benefits	24,209	-	10,507	-	34,716
Minority Interest	5	-	191	-	196
Commitments and Contingencies
Total Liabilities	1,196,509	(99,301)	263,972	(29,225)	1,331,955
Stockholders' Equity
Common Stock-$1.00 par value	69,991	225,703	66,628	(292,331)	69,991
Additional paid-in capital	127,812	4,940	72,804	(77,744)	127,812
Retained earnings	942,752	119,431	94,375	(213,806)	942,752
Accumulated other comprehensive income (loss)	33,922	-	40,997	(40,997)	33,922
	1,174,477	350,074	274,804	(624,878)	1,174,477
Common stock in treasury, at cost:	(41,150)	-	-	-	(41,150)
Total Stockholders’ Equity	1,133,327	350,074	274,804	(624,878)	1,133,327
Total Liabilities and Stockholders’ Equity	$2,329,836	$250,773	$538,776	$(661,357)	$2,465,282

	December 31, 2007
		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$150,783	$21,014	$78,012	$-	$249,809
Accounts receivable, less allowances	1,471	2,113	244,314	-	247,898
Inventories	133,183	6,102	74,366	-	213,651
Deferred income taxes	10,470	-	3,038	-	13,508
Note receivable – current	1,263	-	-	-	1,263
Prepaid expenses	6,085	-	3,139	-	9,224
Total Current Assets	303,255	29,229	402,869	-	735,353
Property, Plant and Equipment (Net)	248,292	42,887	59,674	-	350,853
Note Receivable	3,666	-	4	-	3,670
Equity Investments in Subsidiaries	620,837	-	8,911	(619,424)	10,324
Long-term Supply Contracts	2,519	-	-	-	2,519
Tradenames and Other Intangibles	411,722	177,018	76,428	-	665,168
Goodwill	682,477	-	6,365	-	688,842
Other Assets	89,438	368	12,904	(26,949)	75,761
Total Assets	$2,362,206	$249,502	$567,155	$(646,373)	$2,532,490
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$-	$-	$115,000	$-	$115,000
Accounts payable and accrued expenses	211,394	2,098	89,579	-	303,071
Current portion of long-term debt	33,706	-	-	-	33,706
Due to/from Subsidiaries	73,705	(95,096)	49,629	(28,238)	-
Income taxes payable	2,304	-	3,708	-	6,012
Total Current Liabilities	321,109	(92,998)	257,916	(28,238)	457,789
Long-term Debt	707,311	-	-	-	707,311
Deferred Income Taxes	144,216	-	18,530	-	162,746
Deferred and Other Long Term Liabilities	84,799	76	2,894	-	87,769
Pension, Postretirement and Postemployment Benefits	24,501	-	11,915	-	36,416
Minority Interest	5	-	189	-	194
Commitments and Contingencies
Total Liabilities	1,281,941	(92,922)	291,444	(28,238)	1,452,225
Stockholders' Equity
Common Stock-$1.00 par value	69,991	225,703	66,978	(292,681)	69,991
Additional paid-in capital	121,902	4,940	72,804	(77,744)	121,902
Retained earnings	891,868	111,781	91,699	(203,480)	891,868
Accumulated other comprehensive income (loss)	39,128	-	44,230	(44,230)	39,128
	1,122,889	342,424	275,711	(618,135)	1,122,889
Common stock in treasury, at cost:	(42,624)	-	-	-	(42,624)
Total Stockholders’ Equity	1,080,265	342,424	275,711	(618,135)	1,080,265
Total Liabilities and Stockholders’ Equity	$2,362,206	$249,502	$567,155	$(646,373)	$2,532,490

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

STATEMENTS OF CASH FLOW

	For the Three Months Ended March 28, 2008
		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flow From Operating Activities
Net Income	$56,191	$14,651	$9,270	$(23,921)	$56,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,056	962	2,194	-	15,212
Equity in earnings of affiliates	(24,423)	-	(1,878)	23,921	(2,380)
Distributions from unconsolidated affiliates	9,064	-	1,832	(8,332)	2,564
Deferred income taxes	3,055	-	(952)	-	2,103
Gain on sale of subsidiary	(3,005)	-	-	-	(3,005)
Asset impairment charges and other asset write-offs	4	-	5,622	-	5,626
Non cash compensation expense	2,424	-	-	-	2,424
Unrealized foreign exchange gain and other	(1,099)	-	(1,459)	-	(2,558)
Change in assets and liabilities:
Accounts receivable	(1,090)	1,099	3,427	-	3,436
Inventories	(2,120)	(645)	(784)	-	(3,549)
Prepaid expenses	(991)	-	(1,418)	-	(2,409)
Accounts payable and accrued expenses	(21,426)	243	(9,290)	-	(30,473)
Income taxes payable	22,966	-	(2,030)	-	20,936
Excess tax benefit on stock options exercised	(1,872)	-	-	-	(1,872)
Intercompany activity	(81,143)	(6,626)	87,769	-	-
Other liabilities	458	19	-	-	477
Net Cash Provided By (Used In) Operating Activities	(30,951)	9,703	92,303	(8,332)	62,723
Cash Flow From Investing Activities
Additions to property, plant and equipment	(4,520)	(1,044)	(719)	-	(6,283)
Net proceeds from assets	9,620	-	-	-	9,620
Proceeds from note receivable	1,263	-	-	-	1,263
Contingent acquisition payments	(305)	-	-	-	(305)
Other	(602)	-	491	-	(111)
Net Cash (Used In) Provided By Investing Activities	5,456	(1,044)	(228)	-	4,184
Cash Flow From Financing Activities
Long-term debt repayment	(8,453)	-	-	-	(8,453)
Short-term debt (repayments) borrowings - net	-	-	(100,000)	-	(100,000)
Bank overdrafts	-	-	293	-	293
Proceeds from stock options exercised	2,761	-	-	-	2,761
Excess tax benefit on stock options exercised	1,872	-	-	-	1,872
Payment of cash dividends	(5,307)	(7,000)	(1,332)	8,332	(5,307)
Net Cash (Used In) Provided by Financing Activities	(9,127)	(7,000)	(101,039)	8,332	(108,834)
Effect of exchange rate changes on cash and cash equivalents	-	-	180	-	180
Net Change in Cash and Cash Equivalents	(34,622)	1,659	(8,784)	-	(41,747)
Cash and Cash Equivalents at Beginning Of Period	150,783	21,014	78,012	-	249,809
Cash and Cash Equivalents at End Of Period	$116,161	$22,673	$69,228	$-	$208,062

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

	For the Three Months Ended March 30, 2007
		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flow From Operating Activities
Net Income	$45,099	$20,320	$11,971	$(32,291)	$45,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,937	884	1,793	-	14,614
Equity in earnings of affiliates	(32,863)	-	(1,688)	32,291	(2,260)
Distributions from unconsolidated affiliates	7,461	-	1,219	(7,219)	1,461
Deferred income taxes	3,782	-	314	-	4,096
Asset impairment charges and other asset write-offs	211	361	23	-	595
Non cash compensation expense	2,819	-	-	-	2,819
Unrealized foreign exchange gain	658	-	(482)	-	176
Change in assets and liabilities:
Accounts receivable	3,344	(68)	(1,093)	-	2,183
Inventories	(16,525)	(207)	(3,444)	-	(20,176)
Prepaid expenses	(1,531)	-	(686)	-	(2,217)
Accounts payable and accrued expenses	(23,387)	(79)	(7,090)	-	(30,556)
Income taxes payable	15,449	(301)	(602)	-	14,546
Excess tax benefit on stock options exercised	(3,837)	-	-	-	(3,837)
Intercompany activity	43,916	(12,424)	(31,492)	-	-
Other liabilities	2,860	25	172	-	3,057
Net Cash Provided By (Used In) Operating Activities	59,393	8,511	(31,085)	(7,219)	29,600
Cash Flow From Investing Activities
Additions to property, plant and equipment	(8,666)	(1,365)	(1,263)	-	(11,294)
Acquisitions (net of cash acquired)	(181)	-	-	-	(181)
Return of capital from equity affiliates	150	-	150	(150)	150
Contingent acquisition payments	(370)	-	-	-	(370)
Other	113	41	(2)	-	152
Net Cash Used In Investing Activities	(8,954)	(1,324)	(1,115)	(150)	(11,543)
Cash Flow From Financing Activities
Long-term debt repayment	(39,537)	-	-	-	(39,537)
Short-term debt (repayments) borrowings - net	(40)	-	15,051	-	15,011
Bank overdrafts	(1,939)	-	-	-	(1,939)
Proceeds from stock options exercised	6,445	-	-	-	6,445
Excess tax benefit on stock options exercised	3,837	-	-	-	3,837
Payment of cash dividends	(4,584)	(6,000)	(1,369)	7,369	(4,584)
Net Cash (Used In) Provided by Financing Activities	(35,818)	(6,000)	13,682	7,369	(20,767)
Effect of exchange rate changes on cash and cash equivalents	-	-	(28)	-	(28)
Net Change in Cash and Cash Equivalents	14,621	1,187	(18,546)	-	(2,738)
Cash and Cash Equivalents at Beginning Of Period	22,111	20,302	68,063	-	110,476
Cash and Cash Equivalents at End Of Period	$36,732	$21,489	$49,517	$-	$107,738

15.	Subsequent Event

On April 1, 2008, the Company announced that it entered into an asset purchase agreement to acquire substantially all of the assets and assume certain liabilities of Del Pharmaceuticals, Inc. (the “Orajel acquisition”) for cash consideration of $380.0 million. Del Pharmaceuticals, Inc. net sales include the Orajel brand of oral analgesics and various other over-the-counter brands.  The Company will pay for the acquisition with borrowings under its existing bank credit facility, increases in the Company’s accounts receivable securitization facility and available cash. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close in July 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated Results

Net Sales

Net Sales for the quarter ended March 28, 2008 were $552.9 million, $38.5 million or approximately 7.5% above last year’s first quarter. Of that increase, approximately 1.5% is a result of foreign exchange rate changes, with the balance evenly divided between higher volume and price/mix.

Operating Costs

The Company’s gross profit was $224.1 million for the quarter ended March 28, 2008, a $24.2 million increase as compared to the same period in 2007.  Gross margin increased 160 basis points to 40.5% in the first quarter compared to 38.9% in the same quarter last year.  The gross margin expansion is due to the benefits of the conversion of the Company’s liquid laundry detergent to a more concentrated formula, synergies resulting from manufacturing integration of the business (the “OGI business”) acquired from Orange Glo International in 2006, a diesel hedge contract, pricing, lower slotting costs and cost reduction programs, partially offset by higher commodity and energy costs. The impact of lower slotting costs and the diesel hedge program contributed approximately 100 basis points to the gross margin expansion. These items are expected to result in higher costs in future quarters.

Marketing expenses in the first quarter of 2008 were $53.5 million, an increase of $7.6 million as compared to the same period last year. This increase is due primarily to increased advertising expenses for OGI acquired products, cat litter products and condoms.

Selling, general and administrative expenses (“SG&A”) was $77.9 million in the first quarter, a $6.0 million increase over the prior year’s first quarter due to a $5.6 million asset impairment charge recorded at one of the Company’s foreign subsidiaries, of which $5.4 million is included in SG&A, higher legal costs due principally to the ongoing lawsuit with Abbott Laboratories (see paragraph f in Note 11 of the notes to condensed consolidated financial statements included in this report), higher selling expenses in support of higher sales, and $1.7 million of increased research and development spending to support new products. These increases were partially offset by the $3.0 million gain on the divestiture of Brotherton Specialty Products Ltd. (“Brotherton”), a former Specialty Products subsidiary located in the United Kingdom.  SG&A as a percentage of net sales was 14.1% in the quarter, consistent with last year’s first quarter.

Other Income and Expenses

Other income was approximately $2.2 million in the first quarter of 2008 as compared to other expense of $0.4 million in the same period of 2007.  The change is primarily due to foreign exchange gains.

Interest expense in the first quarter of 2008 decreased $2.7 million compared to the same period in 2007. This was due to lower interest rates compared to the prior year and lower average bank debt outstanding as a result of voluntary and mandatory repayments.

Investment income increased $0.9 million due to higher available cash for investment partially offset by lower interest rates.

Taxation

The first quarter 2008 tax rate was 35.7% as compared to 36.0% during the first quarter of 2007.  The Company does not believe the amount of unrecognized tax benefits will significantly change within twelve months of the reporting date.

Segment Results

The Company operates three reportable segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”).  These segments are determined based on differences in the nature of products and organizational and ownership structures.  The Company also has a Corporate segment.

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“Armakleen”) as of March 28, 2008.  The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested as part of the sale of Brotherton. The equity in earnings of Armand and Armakleen for the three months ended March 28, 2008 and Esseco for the two months ended February 29, 2008, prior to its sale, is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before taxes and minority interest for the three month periods ended March 28, 2008 and March 30, 2007 were as follows:

(In thousands)	Consumer Domestic(3)	Consumer International(3)	SPD	Corporate	Total
Net Sales(1)
First Quarter 2008	$382,744	$99,694	$70,429	$-	$552,867
First Quarter 2007	$369,834	$86,739	$57,762	$-	$514,335
Income before Minority Interest and Income Taxes(2)
First Quarter 2008	$67,831	$7,252	$9,941	$2,380	$87,404
First Quarter 2007	$52,765	$10,869	$4,527	$2,260	$70,421

(1)	Intersegment sales from Consumer International to Consumer Domestic were $2.1 million and $1.2 million for the three months ended March 28, 2008 and March 30, 2007, respectively.

(2)
In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit. The Corporate segment income consists of equity in earnings of affiliates.

(3)
As of January 1, 2008, the Company modified its organizational structure, resulting in a change in classification of certain Consumer Domestic export sales.  Therefore, 2007 results have been restated to reflect a change in sales of $2.5 million and $0.3 million of Income Before Minority Interest that are now included in the Consumer International Segment.

Product line revenues for external customers for the three months ended March 28, 2008, and March 30, 2007, were as follows:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2008	2007
Household Products	$242,827	$236,378
Personal Care Products	139,917	133,456
Total Consumer Domestic	382,744	369,834
Total Consumer International	99,694	86,739
Total SPD	70,429	57,762
Total Consolidated Net Sales	$552,867	$514,335

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2008 were $382.7 million, a $12.9 million or 3.5% increase as compared to the first quarter of 2007.  The change is due to both higher unit volumes and higher prices (resulting, in part, from lower promotion costs).  Sales of ARM & HAMMER and XTRA liquid laundry detergent were higher than in last year’s first quarter. Other brands that contributed to higher sales were ARM & HAMMER SUPER SCOOP cat litter, FIRST RESPONSE pregnancy kits, and ARM & HAMMER Dental Care.  These increases were partially offset by lower sales of other toothpaste brands and lower antiperspirant sales.

Consumer Domestic Income before Minority Interest and Income Taxes for the first quarter of 2008 was $67.8 million, a $15.0 million increase as compared to the first quarter of 2007.  The impact of higher sales, lower slotting costs, synergies related to the manufacturing integration of the OGI business, the shift to concentrated liquid laundry detergent and the Company’s diesel hedging program was partially offset by higher commodity costs and higher marketing costs.  SG&A expenses were unchanged as compared to the first quarter of 2007.

Consumer International

Consumer International net sales were $99.7 million in the first quarter of 2008, an increase of $13.0 million or approximately 15.0% as compared to the first quarter of 2007. Of the 15% increase, approximately 10% is associated with favorable foreign exchange rates. The balance of the change is due to higher sales in Australia and U.S. exports.

Consumer International Income before Minority Interest and Income Taxes was $7.3 million in the first quarter of 2008, a $3.6 million decrease as compared to the first quarter of 2007. Offsetting the favorable net sales performance were asset impairment charges of $5.6 million, severance costs in one of the Company’s European subsidiaries and additional tradename amortization expense.

Specialty Products (SPD)

Specialty Products net sales were $70.4 million in the first quarter of 2008, an increase of $12.7 million, or 21.9% as compared to the first quarter of 2007. This increase is principally due to higher pricing and unit volume increases in both animal nutrition and specialty chemicals. The animal nutrition sales increase also reflects a pricing surcharge enacted during the third quarter of 2007 on certain products to recover extraordinary cost increases for a key raw material.

Specialty Products Income before Minority Interest and Income Taxes was $9.9 million in the first quarter of 2008, an increase of $5.4 million as compared to the first quarter of 2007. The increase is principally the result of profits on higher net sales, partially offset by higher raw material costs for certain animal nutrition and specialty chemical products.

Liquidity and Capital Resources

Net Debt

The Company had outstanding total debt of $747.9 million and cash of $208.1 million (of which approximately $65.7 million resides in foreign subsidiaries) at March 28, 2008.  Total debt less cash (“net debt”) was $539.8 million at March 28, 2008. This compares to total debt of $856.0 million and cash of $249.8 million, resulting in net debt of $606.2 million at December 31, 2007.

The Company entered into two zero cost collar cash flow hedge agreements covering $100.0 million of debt, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its bank debt.  The hedge agreements have terms of 5 and 3 years, respectively, each with a cap of 6.50% and a floor of 3.57%. There was no income statement impact as a result of these agreements as all changes in the hedging options’ fair value are recorded in Accumulated Other Comprehensive Income on the balance sheet.

	Three Months Ended
Cash Flow Analysis (In millions)	March 28, 2008	March 30, 2007
Net Cash Provided by Operating Activities	$62.7	$29.6
Net Cash Provided by (Used in) Investing Activities	$4.2	$(11.5)
Net Cash Used in Financing Activities	$(108.8)	$(20.8)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operations in the first three months of 2008 increased $33.1 million to $62.7 million as compared to the same period in 2007. The increase was primarily due to working capital changes, higher net income, and asset impairments and write-offs partially offset by the gain on the sale of Brotherton (see Note 13). The Company anticipates that its cash from operations will be sufficient to meet its capital expenditure program costs, pay its dividend at current rates and meet its mandatory debt repayment schedule over the next twelve months.
For the three months ending March 28, 2008, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable decreased $3.4 million due to decreases at certain foreign subsidiaries.
Inventories increased $3.5 million primarily to support higher anticipated sales.
Accounts payable and other accrued expenses decreased $30.5 million primarily due to incentive compensation and profit sharing payments.
Taxes payable increased $20.9 million due to higher tax expense associated with higher earnings.

Net Cash Provided by (Used in) Investing Activities – Net cash provided by investing activities during the first three months of 2008 was $4.2 million, reflecting the $9.6 million proceeds from the sale of Brotherton and $1.3 million received in connection with a note receivable, offset by $6.3 million of property, plant and equipment expenditures.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2008 was $108.8 million. This reflects a $100.0 million payment of the Company’s accounts receivable securitization facility, mandatory payments on the Term Loan of $8.5 million and the payment of cash dividends of $5.3 million offset by proceeds of and tax benefits from stock option exercises of $4.6 million.  The Company anticipates increasing the securitization facility up to $100.0 million during the second quarter to provide a portion of the funding of the July 2008 Orajel acquisition described in Note 15 to the condensed consolidated financial statements included in this report.

Adjusted EBITDA is a required component of the financial covenants contained in the Company's primary credit facility.  Management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company's ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States.  Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time.  Adjusted EBITDA was $117.1 million for the first three months of 2008.  The leverage ratio (total debt to Adjusted EBITDA) for the 12 months ended March 28, 2008 was 1.88, which is below the maximum of 3.75 permitted under the credit facility, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for the twelve months ended March 28, 2008 was 6.95, which is above the minimum of 3.0 permitted under the credit facility.  The Company’s obligations under the credit facility are secured by the assets of the Company and certain domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the three months ended March 28, 2008 is as follows (in millions):

Net Cash Provided by Operating Activities	$62.7
Interest Expense	12.5
Current Portion Of Income Tax Provision	29.1
Tax Benefit On Stock Options Exercised	1.9
Change in Working Capital and Other Liabilities	11.6
Investment Income	(2.6)
Other	1.9
Adjusted EBITDA (per loan agreement)	$117.1

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, was issued in September 2006 and, except as noted below, is effective for fiscal years beginning after November 15, 2008. SFAS No. 157 provides a single definition of fair value to be utilized under other accounting pronouncements that require fair value measurements, establishes a framework for measuring fair value in Generally Accepted Accounting Practices (“GAAP”), and expands disclosures about fair value measurements. The statement generally is to be applied prospectively, so that it does not require any new fair value measurements. Under Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 159-2, “Effective Date of FASB Statement No. 157,” the FASB deferred for one year, the effective date of SFAS No. 157  for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Note 2 to the condensed consolidated financial statements included in this report for additional information.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” was issued in December 2007 and is effective for the Company for fiscal years beginning on or after December 15, 2008.  SFAS No.160 establishes accounting and reporting standards for the noncontrolling interest (sometimes called minority interest) in a subsidiary and for the deconsolidation of a subsidiary.  The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” to replace SFAS No. 141, “Business Combinations.”  SFAS No. 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect the adoption of SFAS No. 141(R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations consummated following adoption.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The provisions are effective as of January 1, 2009. This statement requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and (iii) how derivative instruments and related hedged items affect the Company’s financial results. The Company is currently evaluating the impact of this statement on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company has short and long-term floating rate debt. If the floating rate were to change by 100 basis points from the March 28, 2008 level, annual interest expense associated with the floating rate debt would be affected by approximately $2.0 million.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Brazilian Real.

The Company is also subject to foreign exchange translation exposure as a result of its foreign operations. A 10% change in the exchange rates for the U.S. Dollar to the currencies noted above at March 28, 2008 would affect currency gain or loss by approximately $0.7 million.

Diesel Fuel Hedge

In January 2008, the Company entered into an agreement with a financial institution to hedge approximately half of its notional diesel fuel requirements for the year as represented by the diesel fuel consumed by independent freight carriers delivering the Company’s products.  These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases that they incur.  The hedge agreement is designed to mitigate the volatility of diesel fuel pricing and the resulting per mile surcharges payable by the Company by setting a fixed price per gallon for the year.  Because this diesel hedge instrument does not qualify for hedge accounting under SFAS 133 (“Accounting for Derivative Instruments and Hedging Activities”), the Company has marked the instrument to market at the end of the first quarter and will do so throughout the life of the agreement.  The change in the market value of the hedge agreement was a $1.9 million gain and is reflected in cost of sales.  The diesel fuel hedge agreement expires December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

b.     Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note on Forward-Looking Statements

This release contains forward-looking statements, including, among others, statements relating to short- and long-term financial objectives, sales and earnings growth, margin improvement, price increases, marketing spending, new product introductions, the timing of new product launches, consumer demand for the Company’s products, the shift to concentrated liquid laundry detergent, the impact of the timing of slotting costs and the Company’s diesel fuel hedge program,  the ability to realize manufacturing synergies from the integration of the Orange Glo International, Inc. business acquired in 2006, increases in research and development and product development spending, the effective tax rate, the closing, funding and the impact on earnings and free cash flow of the Orajel acquisition and earnings per share.  These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, the financial condition of major customers, and increased marketing spending.  With regard to the new product introductions referred to in this release, there is particular uncertainty relating to trade, competitive and consumer reactions.  Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, and environmental remediation.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held May 1, 2008. The following nominees were elected to serve on the Company’s Board of Directors for a term of three years:

Nominees	For	Withheld
James R. Craigie	56,687,171	845,196
Robert A. Davies, III	56,525,701	1,006,666
Rosina B. Dixon, M.D.	56,555,016	977,351
Robert D. Leblanc	56,887,396	644,971

The Company’s other directors whose term of office continued after the meeting are: T. Rosie Albright, Robert A. McCabe, Ravichandra K. Salegram, Robert K. Shearer, Bradley C. Irwin, J. Richard Leaman, Jr., John O. Whitney and Arthur B. Winkleblack.

The voting results on the other matters submitted to a stockholder vote at the Annual Meeting were as follows:

Approval of the amendment to Church & Dwight’s restated certificate of incorporation to increase the authorized common stock from 150 million shares to 300 million shares:

For	Against	Abstain
50,723,448	6,614,912	194,006

Approval of the Church & Dwight Co., Inc. Omnibus Equity Compensation Plan:

For	Against	Abstain	Broker Non-votes
45,448,525	4,342,298	230,666	7,510,878

Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm to audit the Company’s 2008 consolidated financial statements:

For	Against	Abstain
56,846,642	654,126	31,599

ITEM 6.                      EXHIBITS

	(3.1)
Restated Certificate of Incorporation of the Company, as amended through May 9, 2005 – incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

	(3.2)	By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated November 5, 2007.

	(10.1)	Church & Dwight Co., Inc. Omnibus Equity Compensation Plan, incorporated by reference to the Company's definitive Proxy Statement, dated March 31, 2008.

•	(10.2)	Form of Nonqualified Stock Option Grant for Employees pursuant to the Church & Dwight Co., Inc. Omnibus Equity Compensation Plan.

•	(10.3)	Form of Nonqualified Stock Option Grant for Directors pursuant to the Church & Dwight Co., Inc. Omnibus Equity Compensation Plan.

•	(10.4)	Compensation Plan for Directors, amended and restated effective May 1, 2008.

•	(10.5)	Deferred Compensation Plan for Directors, amended and restated effective May 1, 2008.

•	(11)	Computation of earnings per share.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 6, 2008	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE:	May 6, 2008	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

	(3.1)
Restated Certificate of Incorporation of the Company, as amended through May 9, 2005 – incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

	(3.2)	By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated November 5, 2007.

	(10.1)	Church & Dwight Co., Inc. Omnibus Equity Compensation Plan, incorporated by reference to the Company's definitive Proxy Statement, dated March 31, 2008.

•	(10.2)	Form of Nonqualified Stock Option Grant for Employees pursuant to the Church & Dwight Co., Inc. Omnibus Equity Compensation Plan.

•	(10.3)	Form of Nonqualified Stock Option Grant for Directors pursuant to the Church & Dwight Co., Inc. Omnibus Equity Compensation Plan.

•	(10.4)	Compensation Plan for Directors, amended and restated effective May 1, 2008.

•	(10.5)	Deferred Compensation Plan for Directors, amended and restated effective May 1, 2008.

•	(11)	Computation of earnings per share.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	•	Indicates documents filed herewith.