Form 10-Q
period 2008-06-27
CHURCH & DWIGHT CO INC /DE/
filed 2008-08-04
CIK 313927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

As of August 1, 2008, there were 66,629,878 shares of Common Stock outstanding.

PART I

PART II

1.	Legal Proceedings	34
1A.	Risk Factors	34
5.	Other Information	34
6.	Exhibits	35

PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Net Sales	$593,959	$546,472	$1,146,826	$1,060,807
Cost of sales	351,479	329,779	680,240	644,238
Gross Profit	242,480	216,693	466,586	416,569
Marketing expense	79,170	66,102	132,655	111,954
Selling, general and administrative expenses	81,427	74,041	159,286	145,922
Income from Operations	81,883	76,550	174,645	158,693
Equity in earnings of affiliates	2,152	1,760	4,532	4,020
Investment earnings	1,957	1,520	4,526	3,153
Other income (expense), net	100	523	2,298	109
Interest expense	(10,638)	(14,216)	(23,143)	(29,417)
Income before minority interest and income taxes	75,454	66,137	162,858	136,558
Income taxes	29,684	25,611	60,895	50,938
Minority interest	5	(7)	7	(12)
Net Income	$45,765	$40,533	$101,956	$85,632
Weighted average shares outstanding - Basic	66,574	65,804	66,459	65,687
Weighted average shares outstanding - Diluted	71,067	70,322	70,944	70,179
Net income per share - Basic	$0.69	$0.62	$1.53	$1.30
Net income per share - Diluted	$0.66	$0.59	$1.46	$1.25
Dividends Per Share	$0.08	$0.07	$0.16	$0.14

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 27,	December 31,
(Dollars in thousands, except share and per share data)	2008	2007
Assets
Current Assets
Cash and cash equivalents	$255,933	$249,809
Accounts receivable, less allowances of $4,039 and $4,548	272,071	247,898
Inventories	219,244	213,651
Deferred income taxes	13,267	13,508
Note receivable – current	1,324	1,263
Prepaid expenses and other assets	14,783	9,224
Total Current Assets	776,622	735,353
Property, Plant and Equipment (Net)	339,971	350,853
Note Receivable	2,342	3,670
Equity Investment in Affiliates	10,094	10,324
Long-term Supply Contracts	2,126	2,519
Tradenames and Other Intangibles	654,257	665,168
Goodwill	688,399	688,842
Other Assets	77,658	75,761
Total Assets	$2,551,469	$2,532,490
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$15,618	$115,000
Accounts payable and accrued expenses	316,512	303,071
Current portion of long-term debt	45,459	33,706
Income taxes payable	6,130	6,012
Total Current Liabilities	383,719	457,789
Long-term Debt	678,651	707,311
Deferred Income Taxes	169,591	162,746
Other Long Term Liabilities	85,681	87,769
Pension, Postretirement and Postemployment Benefits	33,455	36,416
Minority Interest	203	194
Total Liabilities	1,351,300	1,452,225
Commitments and Contingencies
Stockholders' Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	--	--
Common Stock-$1.00 par value
Authorized 300,000,000 shares, issued 69,991,482	69,991	69,991
Additional paid-in capital	142,605	121,902
Retained earnings	983,199	891,868
Accumulated other comprehensive income	44,146	39,128
	1,239,941	1,122,889
Common stock in treasury, at cost:
3,425,715 shares in 2008 and 3,747,719 shares in 2007	(39,772)	(42,624)
Total Stockholders’ Equity	1,200,169	1,080,265
Total Liabilities and Stockholders’ Equity	$2,551,469	$2,532,490

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	June 27,	June 29,
(Dollars in thousands)	2008	2007
Cash Flow From Operating Activities
Net Income	$101,956	$85,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,651	29,033
Equity in earnings of affiliates	(4,532)	(4,020)
Distributions from unconsolidated affiliates	4,184	3,224
Deferred income taxes	5,708	12,442
Gain on sale of subsidiary	(2,986)	--
Asset impairment charges and other asset write-offs	6,710	1,264
Non cash compensation expense	6,698	6,450
Unrealized gain on diesel hedge contract	(3,566)	- -
Unrealized foreign exchange gain and other	(2,380)	(747)
Change in assets and liabilities:
Accounts receivable	(21,750)	(10,510)
Inventories	(5,714)	(14,850)
Prepaid expenses	(1,811)	(3,508)
Accounts payable and accrued expenses	11,463	(30,855)
Income taxes payable	4,024	6,679
Excess tax benefit on stock options exercised	(3,451)	(5,039)
Other liabilities	4,140	(57)
Net Cash Provided By Operating Activities	130,344	75,138
Cash Flow From Investing Activities
Additions to property, plant and equipment	(16,656)	(25,395)
Proceeds from sale of subsidiary	11,235	--
Acquisitions (net of cash acquired)	--	(208)
Return of capital from equity affiliates	--	400
Proceeds from note receivable	1,263	--
Contingent acquisition payments	(562)	(692)
Other	(152)	(137)
Net Cash Used In Investing Activities	(4,872)	(26,032)
Cash Flow From Financing Activities
Long-term debt repayment	(16,907)	(73,158)
Short-term debt (repayments) borrowings - net	(99,382)	16,385
Bank overdrafts	--	(1,956)
Proceeds from stock options exercised	6,020	8,500
Excess tax benefit on stock options exercised	3,451	5,039
Payment of cash dividends	(10,625)	(9,191)
Deferred financing costs	(2,666)	--
Net Cash Used In Financing Activities	(120,109)	(54,381)
Effect of exchange rate changes on cash and cash equivalents	761	1,686
Net Change in Cash and Cash Equivalents	6,124	(3,589)
Cash and Cash Equivalents at Beginning Of Period	249,809	110,476
Cash and Cash Equivalents at End Of Period	$255,933	$106,887

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED
 (Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION	Six Months Ended
	June 27,	June 29,
(Dollars in thousands)	2008	2007
Cash paid for:
Interest (net of amounts capitalized)	$21,133	$28,169
Income taxes (net of refunds)	$42,952	$30,551
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$571	$850

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 27, 2008
(Unaudited)

	Number of Shares		Amounts
(In thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
December 31, 2007	69,991	(3,748)	$69,991	$(42,624)	$121,902	$891,868	$39,128
Net income	-	-	-	-	-	101,956	-	$101,956
Translation adjustments	-	-	-	-	-	-	5,131	5,131
Interest rate agreements (net of taxes)	-	-	-	-	-	-	(113)	(113)
Comprehensive income								$106,974
Cash dividends	-	-	-	-	-	(10,625)	-
Stock based compensation expense and stock option plan transactions (including tax benefit)	-	312	-	2,768	13,683	-	-
Directors' deferred compensation plan (See Note 6)	-	-	-	-	6,580	-	-
Other stock issuances	-	10	-	84	440	-	-
June 27, 2008	69,991	(3,426)	$69,991	$(39,772)	$142,605	$983,199	$44,146

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The condensed consolidated balance sheets as of June 27, 2008 and December 31, 2007, the condensed consolidated statements of income for the three months and six months ended June 27, 2008 and June 29, 2007 and the condensed consolidated statement of stockholders’ equity and cash flow for the six months ended June 27, 2008 and June 29, 2007 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 27, 2008 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.  The results of operations for the periods ended June 27, 2008 are not necessarily indicative of the operating results for the full year.

The Company’s fiscal year begins on January 1st and ends on December 31st.  Quarterly periods are based on a 4 weeks - 4 weeks - 5 weeks methodology.  As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter.  Similarly, the last five week period in the fourth quarter could include a partial or expanded week.  Certain subsidiaries operating outside of North America are included for periods beginning and ending one month prior to the period presented, which enables timely processing of consolidating results.  There were no material intervening events that occurred with respect to these subsidiaries in the one month period prior to the period presented.

The Company incurred research & development expenses in the second quarter of 2008 and 2007 of $12.7 million and $11.3 million, respectively. The Company incurred research & development expenses in the first six months of 2008 and 2007 of $24.7 million and $21.6 million, respectively. These expenses are included in selling, general and administrative expenses.

2.	Recently Adopted Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, was issued in September 2006 and, except as noted below, is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a single definition of fair value to be utilized under other accounting pronouncements that require fair value measurements, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. Under Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the FASB deferred for one year, the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 enables the reader of the financial statements to assess the inputs (generally, assumptions that market participants would use) used in pricing an asset or liability by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the carrying amounts and fair values of certain assets and liabilities:

	June 27, 2008
(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation related investments	$31,139	$-	$31,139	$-
Diesel hedge contract	$3,566	$-	$3,566	$-
	$34,705	$-	$34,705	$-
Liabilities
Interest rate collars	$2,091	$-	$2,091	$-
	$2,091	$-	$2,091	$-

The fair value of the deferred compensation asset is characterized as Level 2 since it derives its value from observable investments.

The fair value of the diesel hedge is based on home heating oil future prices for the duration of the contract.

The fair value for the interest rate collars was derived using the forward three month LIBOR curve for the duration of the respective collars and a credit spread.

3.	Inventories consist of the following:

	June 27,	December 31,
(In thousands)	2008	2007
Raw materials and supplies	$56,978	$53,516
Work in process	9,949	9,169
Finished goods	152,317	150,966
	$219,244	$213,651

4.	Property, Plant and Equipment consist of the following:

	June 27	December 31,
(In thousands)	2008	2007
Land	$11,112	$11,343
Buildings and improvements	146,594	147,114
Machinery and equipment	429,113	436,104
Office equipment and other assets	39,038	40,380
Software	33,423	33,336
Mineral rights	1,663	1,490
Construction in progress	23,688	15,915
	684,631	685,682
Less accumulated depreciation and amortization	344,660	334,829
Net Property, Plant and Equipment	$339,971	$350,853

Depreciation and amortization of property, plant and equipment amounted to $10.9 million and $9.2 million for the three months ended June 27, 2008 and June 29, 2007, respectively. Depreciation and amortization of property, plant and equipment amounted to $20.4 million and $18.6 million for the six months ended June 27, 2008 and June 29, 2007, respectively. Interest charges in the amount of $0.2 million and $0.2 million were capitalized in connection with construction projects for the three months ended June 27, 2008 and June 29, 2007, respectively.  Interest charges in the amount of $0.3 million and $0.4 million were capitalized in connection with construction projects for the six months ended June 27, 2008 and June 29, 2007, respectively. During the first quarter the Company determined that the carrying value of certain property, plant and equipment assets should be written down to zero in accordance with the guidelines of SFAS No. 144.  The write down resulted in a charge of $1.5 million that was principally reflected with selling, general and administration (“SG&A”) expense for the Consumer International segment.

During the second quarter, the Company announced it will be closing its North Brunswick, New Jersey facility in 2009. As a result, the Company recorded an accelerated depreciation charge of $1.1 million (see Note 14).

5.	Earnings Per Share (“EPS”)

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

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2008	2007	2008	2007
Basic	$66,574	$65,804	$66,459	$65,687
Dilutive effect of stock options	1,259	1,289	1,251	1,264
Dilutive effect of convertible debentures	3,234	3,229	3,234	3,228
Diluted	$71,067	$70,322	$70,944	$70,179
Anti-dilutive stock options outstanding - not included in the calculation of earnings per share	$1,030	$556	$1,148	$632

6.	Stock-Based Compensation

A summary of option activity during the six months ended June 27, 2008 is as follows:

	Options (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	4,231	$30.24
Granted	665	55.68
Exercised	(312)	19.00
Cancelled	(35)	36.16
Outstanding at June 27, 2008	4,549	$34.67	6.6	$96,549
Exercisable at June 27, 2008	2,374	$24.99	4.7	$73,319

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Intrinsic Value of Stock Options Exercised (in millions)	$5.1	$3.2	$11.1	$15.5
Stock Compensation Expense Related To Stock Option Awards (in millions)	$4.1	$3.4	$6.4	$6.2
Issued Stock Options (in thousands)	655	600	665	600
Average Fair Value of Stock Options Issued	$16.65	$16.85	$16.64	$16.85
Assumptions Used:
Risk-free interest rate	3.7%	5.1%	3.7%	5.1%
Expected life in years	6.6	6.2	6.6	6.2
Expected volatility	22.5%	25.0%	22.5%	25.0%
Dividend yield	0.6%	0.6%	0.6%	0.6%

The average fair value is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument. Stock compensation expense related to restricted stock awards was $0.2 million in the second quarter of 2008. This expense amounted to $0.2 million for the same period of 2007. Stock compensation expense related to restricted stock awards was $0.3 million in the six months ending June 27, 2008. This expense amounted to $0.2 million for the same period of 2007.

The Company amended the Directors’ deferred compensation plan during the second quarter of 2008 to provide that compensation deferrals credited to a director’s account will be settled in the Company’s stock.  Previously, compensation deferrals consisted of notional investments in Company stock that settled in cash.  This change required a $6.6 million reclassification of the value of the stock from long term liabilities to equity.  Subsequent changes in the fair value of the Company’s stock are not recognized.  The stock settlement obligation is reflected in the weighted average number of basic and diluted shares used for the EPS calculations.

7.	Goodwill and Other Intangible Assets

The following table provides information related to the carrying value of all intangible assets:

	June 27, 2008			December 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$122,079	$(33,275)	$88,804	$107,066	$(31,154)	$75,912
Customer Relationships	130,640	(17,465)	113,175	131,366	(13,758)	117,608
Patents/Formulas	27,220	(13,396)	13,824	27,220	(11,816)	15,404
Non Compete Agreement	1,143	(751)	392	1,143	(695)	448
Total	$281,082	$(64,887)	$216,195	$266,795	$(57,423)	$209,372
Unamortizable intangible assets - carrying value
Tradenames	$438,062			$455,796

Intangible amortization expense amounted to $4.8 million for the second quarter of 2008 and $4.5 million for the same period of 2007.  Intangible amortization expense amounted to $9.6 million for the first six months of 2008 and $9.0 million for the same period of 2007. The Company estimates that intangible amortization expense will be approximately $19.0 million in the twelve months of 2009, $18.4 million in 2010, $17.9 million in 2011, $17.4 million in 2012, and $16.4 million in 2013.

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

The changes in the carrying amount of goodwill for the six months ended June 27, 2008 are as follows:

(In thousands)	Consumer Domestic	Consumer International	SPD	Total
Balance December 31, 2007	$633,030	$33,224	$22,588	$688,842
Subsidiary Divestiture (see Note 13)	--	--	(971)	(971)
Additional Unilever contingent consideration (see Note 11e)	528	--	--	528
Balance June 27, 2008	$633,558	$33,224	$21,617	$688,399

8.	Short-term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	June 27,	December 31,
(In thousands)	2008	2007
Short-term borrowings
Securitization of accounts receivable	$15,000	$115,000
International debt	618	--
Total short-term borrowings	$15,618	$115,000
Long-term debt
Term Loan facility	$374,216	$391,069
Convertible debentures due on August 15, 2033	99,894	99,948
Senior subordinated notes (6%) due December 22, 2012	250,000	250,000
Total long-term debt	724,110	741,017
Less: current maturities	45,459	33,706
Net long-term debt	$678,651	$707,311

The long-term debt principal payments required to be made are as follows:

(In thousands)
Due by June 30, 2009	$45,459
Due by June 30, 2010	98,345
Due by June 30, 2011	105,445
Due by June 30, 2012	96,914
Due by June 30, 2013	278,053
Due June 30, 2014 and subsequent	99,894
$724,110

During the first quarter of 2008, the Company repaid $100.0 million of its accounts receivable securitization facility. In the first six months of 2008, the Company paid approximately $16.9 million of its Term Loan. In April 2008, the accounts receivable securitization facility of $115.0 million was renewed with similar terms to the facility previously in place and with a new maturity date of April 2009.

The Company has announced that it will redeem all of its outstanding 5.25% Senior Convertible Debentures due 2033 (the “Debentures”) on August 15, 2008 (the "Redemption Date") at 101.50% of the principal amount of the Debentures plus accrued and unpaid interest to the Redemption Date. The aggregate principal amount of the Debentures outstanding is approximately $99.9 million.

In lieu of surrendering the Debentures for cash, holders may elect to convert their Debentures into shares of Company common stock. The conversion rate is 32.26 shares of Company common stock per $1,000 principal amount of Debentures (equivalent to a conversion price of $31.00 per share). Cash will be paid in lieu of fractional shares. In order to exercise the conversion right, Debentures must be surrendered for conversion prior to the close of business on August 14, 2008. After that time, holders will be entitled only to the redemption price for the Debentures.

Shares of Company common stock issuable upon conversion of the Debentures are reflected in the Company's diluted earnings per share computation.

9.	Comprehensive Income

The following table provides information relating to the Company’s comprehensive income for the three and six months ended June 27, 2008 and June 29, 2007:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2008	2007	2008	2007
Net Income	$45,765	$40,533	$101,956	$85,632
Other Comprehensive Income, Net of Tax:
Foreign Exchange Translation Adjustments (Net of Divestiture)	8,011	7,993	5,131	9,045
Interest Rate Hedge Agreements	2,213	156	(113)	83
Comprehensive Income	$55,989	$48,682	$106,974	$94,760

10.	Pension and Postretirement Plans

The following table discloses the net periodic benefit cost for the Company’s pension and postretirement plans for the three and six months ended June 27, 2008 and June 29, 2007.

	Pension Costs		Pension Costs
	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$710	$722	$1,433	$1,348
Interest cost	1,908	1,858	3,845	3,566
Expected return on plan assets	(2,148)	(2,021)	(4,327)	(3,877)
Amortization of prior service cost	3	4	7	7
Recognized actuarial loss	(9)	52	(18)	103
Net periodic benefit cost	$464	$615	$940	$1,147

	Postretirement Costs		Postretirement Costs
	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$187	$197	$374	$379
Interest cost	366	367	733	721
Amortization of prior service cost	12	9	23	19
Recognized actuarial loss	--	6	--	11
Net periodic benefit cost	$565	$579	$1,130	$1,130

The Company made cash contributions of approximately $3.9 million to its pension plans during the first six months of 2008. The Company estimates it will be required to make total cash contributions to its pension plans during the remainder of the year of approximately $1.2 million.

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

b.
The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. In 2005, the FDA issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. The Company filed a response recommending alternative labeling to the FDA and has engaged in further discussions with the FDA since that time. While awaiting further FDA guidance, the Company implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9 and launched a public information campaign to communicate these messages to the affected communities. The Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s draft guidance and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them.  The Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

c.	As of June 27, 2008, the Company has commitments to acquire approximately $92.7 million of raw material, packaging supplies and services from its vendors at market prices.

d.
The Company has $4.5 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as finished goods inventory, insurance claims and one year of rent on a warehouse in the event of the Company’s insolvency.

e.
In connection with the Company’s October 2003 acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition.  The Company made cash payments of $0.5 million, and accrued a payment of $0.3 million in the first six months of 2008.  The payment and accrual were accounted for as additional purchase price.  The Company has paid approximately $8.6 million, exclusive of the $0.3 million accrual, in additional performance-based payments since the acquisition.

f.
The Company filed suit against Abbott Laboratories, Inc (“Abbott”) in April 2005 claiming infringement of certain patents resulting from Abbott’s manufacture and sale of its Fact Plus pregnancy diagnostic test kits.  Following a trial in February 2008, the jury found that the Company’s patents were valid and willfully infringed by Abbott during the period from April 1999 through September 2003 and awarded damages to the Company in the amount of $14.6 million. On June 23, 2008, the District Court issued an opinion finding that Abbott’s conduct had been willful and doubled the damages awarded to the Company to $29.2 million before prejudgment interest. There remains a post-trial motion pending with the District Court with respect to the damages awarded at trial. The Company will vigorously contest the motion. In June 2007, Abbott filed suit against the Company claiming infringement of certain patents that are licensed to Abbott, also in relation to pregnancy diagnostic test kits.  The Company intends to continue its vigorous defense of this action.

g.
The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions.  The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position.

12.	Related Party Transactions

For the six months ended June 27, 2008 and June 29, 2007, the Company invoiced Armand Products Company (“Armand”), which is 50% owned by the Company, $0.8 and $0.8 million, respectively, for administration and management oversight services (which were recorded as a reduction of selling, general and administrative expenses). Sales of Armand products to the Company over the same periods were $6.2 and $4.2 million, respectively. As of June 27, 2008 and June 29, 2007, the Company had outstanding accounts receivable from Armand of $0.5 and $1.3 million, respectively. Also, the Company had outstanding accounts payable to Armand of $2.8 and $0.8 million as of June 27, 2008 and June 29, 2007, respectively.

For the six months ended June 27, 2008 and June 29, 2007, the Company invoiced The ArmaKleen Company, (“ArmaKleen”), which is 50% owned by the Company, $1.4 and $1.5 million, respectively, for administration and management oversight services (which were recorded as a reduction of selling, general and administrative expenses). Sales of inventory to ArmaKleen over the same periods were $2.7 and $2.7 million, respectively. As of June 27, 2008 and June 29, 2007, the Company had outstanding accounts receivable from ArmaKleen of $0.6 and $1.1 million, respectively.

13.	Gain on Sale of Business

In February 2008, the Company sold its wholly-owned British subsidiary, Brotherton Specialty Products Ltd. (“Brotherton”) for a total of $11.2 million net of fees.  The sale resulted in a pretax gain of $3.0 million, which was included as a reduction of selling, general and administrative expenses in the Specialty Products Division.

14.	Plant Shutdown

On June 5, 2008, the Company announced plans to construct a new integrated laundry detergent manufacturing plant and distribution center in York County, Pennsylvania. Construction is anticipated to begin in September 2008 and the site is scheduled to be operational by the end of 2009. In conjunction with the opening of the new facility, the Company will close its existing laundry detergent manufacturing plant and distribution buildings in North Brunswick, New Jersey.

The Company's existing North Brunswick complex is comprised of five separate buildings which has resulted in significant inefficiencies and does not enable expansion to address expected future growth. The Company plans to provide severance and transition benefits to approximately 300 affected employees at the North Brunswick complex, as well as consideration for employment opportunities at other Company operations.

The Company expects to invest approximately $150.0 million in capital expenditures to build the facility and incur the following cash and non–cash costs relating to the closing of the North Brunswick complex, which are included in Cost of Sales and charged to the Consumer Domestic segment:

Cash Costs
Severance - $5.0 million
Exit and disposal costs - $6.0 million

Non Cash Costs
Accelerated Depreciation - $21.0 million

The severance costs are being recognized ratably over the employees’ respective service requirement. In the second quarter of 2008, the Company accrued $0.3 million.  The exit and disposal costs, which include asset disposition and lease related costs, will not be incurred until late in 2009 and early 2010. As a result, no expense has yet been recognized for these costs. The Company anticipates it will spend approximately $3.0 million in 2009 and the balance primarily in 2010 associated with closing the facilities.

The accelerated depreciation charge is being recognized ratably over the remaining life of the North Brunswick complex. In the second quarter of 2008, the Company recorded a charge of $1.1 million related to the accelerated depreciation.

15.	Segment Information

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

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of June 27, 2008.  The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested as part of the sale of its wholly-owned British subsidiary, Brotherton Specialty Products Ltd. The equity in earnings of Armand and ArmaKleen for the six months ended June 27, 2008 and Esseco for the two months ended February 29, 2008, prior to its sale, is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before taxes and minority interest for the three and six month periods ended June 27, 2008 and June 29, 2007 were as follows:

(in thousands)	Consumer Domestic (3)	Consumer International (3)	SPD	Corporate	Total
Net Sales(1)
Second Quarter 2008	$411,592	$112,809	$69,558	$-	$593,959
Second Quarter 2007	$383,337	$101,794	$61,341	$-	$546,472
First Six Months of 2008	$794,336	$212,503	$139,987	$-	$1,146,826
First Six Months of 2007	$753,171	$188,533	$119,103	$-	$1,060,807
Income before Minority Interest and Income Taxes(2)
Second Quarter 2008	$56,095	$11,490	$5,717	$2,152	$75,454
Second Quarter 2007	$47,730	$11,526	$5,121	$1,760	$66,137
First Six Months of 2008	$123,926	$18,742	$15,658	$4,532	$162,858
First Six Months of 2007	$100,495	$22,395	$9,648	$4,020	$136,558

(1)
Intersegment sales from Consumer International to Consumer Domestic were $1.4 million and $1.7 million for the second quarter ended June 27, 2008 and June 29, 2007, respectively. Intersegment sales from Consumer International to Consumer Domestic were $3.5 million and $2.9 million for the six months ended June 27, 2008 and June 29, 2007, respectively.

(2)
In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense)were allocated to the segments based upon each segment’s relative operating profit. The Corporate segment income consists of equity in earnings of affiliates.

(3)
As of January 1, 2008, the Company modified its organizational structure, resulting in a change in classification of certain Consumer Domestic export sales to Consumer International.  Therefore, 2007 results have been restated to reflect a reclassification in sales of $2.9 million and $5.4 million for the three and six months ended June 29, 2007, respectively.  In addition, Income Before Minority Interest and Income Taxes of $0.6 million and $0.9 million for the three and six months ended June 29, 2007, respectively, has been reclassified from the Consumer Domestic to the Consumer International Segment.

The following table discloses product line revenues from external customers for the three and six months ended June 27, 2008 and June 29, 2007.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2008	2007	2008	2007
Household Products	$266,521	$244,804	$509,348	$481,182
Personal Care Products	145,071	138,533	284,988	271,989
Total Consumer Domestic	411,592	383,337	794,336	753,171
Total Consumer International	112,809	101,794	212,503	188,533
Total SPD	69,558	61,341	139,987	119,103
Total Consolidated Net Sales	$593,959	$546,472	$1,146,826	$1,060,807

Household Products include deodorizing and cleaning products and laundry products. Personal Care Products include condoms, pregnancy kits, oral care and skin care products.

Supplemental Financial Information of Guarantor and Non-Guarantor Operations

The Company’s 6% senior subordinated notes are fully and unconditionally guaranteed, by a 100% owned domestic subsidiary of the Company on a joint and several basis. The following information is presented in response to Rule 3-10 of Regulation S-X, promulgated by the Securities and Exchange Commission. The Guarantor subsidiary’s net sales are principally to, and other operating activities are principally with, the Company, which is referred to in the table below as “Parent.”

Effective in the second quarter of 2008, one of the Company’s guarantor subsidiaries was merged into the Parent Company.  Results of the merged subsidiary in the second quarter 2008 are reflected in the “Company” column below. Prior year results were not restated.

Supplemental information for the condensed consolidated balance sheets at June 27, 2008 and December 31, 2007, the condensed consolidated income statements  for three and six months ended June 27, 2008 and June 29, 2007, and statements of cash flows for the six months ended June 27, 2008 and June 29, 2007, are summarized as follows (amounts in thousands):

INCOME STATEMENTS

	For the Three Months Ended June 27, 2008
		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$478,597	$31,138	$127,987	$(43,763)	$593,959
Cost of sales	307,039	13,631	74,572	(43,763)	351,479
Gross Profit	171,558	17,507	53,415	-	242,480
Marketing expenses	61,123	-	18,047	-	79,170
Selling, general and administrative expenses	57,439	4,885	19,104	-	81,428
Income from Operations	52,996	12,622	16,264	-	81,882
Equity in earnings of affiliates	17,304	-	1,609	(16,761)	2,152
Investment earnings	1,402	-	555	-	1,957
Intercompany dividends/interest	2,587	-	(2,587)	-	-
Other income (expense), net	(411)	-	511	-	100
Interest expense	(9,908)	-	(730)	-	(10,638)
Income before minority interest and taxes	63,970	12,622	15,622	(16,761)	75,453
Minority interest	-	-	4	-	4
Income before income taxes	63,970	12,622	15,618	(16,761)	75,449
Income taxes	18,205	4,745	6,734	-	29,684
Net Income	$45,765	$7,877	$8,884	$(16,761)	$45,765

	For the Three Months Ended June 29, 2007
		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$446,411	$33,768	$111,701	$(45,408)	$546,472
Cost of sales	298,258	14,199	62,730	(45,408)	329,779
Gross Profit	148,153	19,569	48,971	-	216,693
Marketing expenses	49,155	-	16,947	-	66,102
Selling, general and administrative expenses	53,170	3,590	17,281	-	74,041
Income from Operations	45,828	15,979	14,743	-	76,550
Equity in earnings of affiliates	25,468	-	1,229	(24,937)	1,760
Investment earnings	697	224	599	-	1,520
Intercompany dividends/interest	(10,861)	9,846	1,015	-	-
Other income (expense), net	532	-	(9)	-	523
Interest expense	(12,244)	-	(1,972)	-	(14,216)
Income before minority interest and taxes	49,420	26,049	15,605	(24,937)	66,137
Minority interest	-	-	(7)	-	(7)
Income before income taxes	49,420	26,049	15,612	(24,937)	66,144
Income taxes	8,887	9,638	7,086	-	25,611
Net Income	$40,533	$16,411	$8,526	$(24,937)	$40,533

	For the Six Months Ended June 27, 2008
		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$923,949	$63,608	$245,494	$(86,225)	$1,146,826
Cost of sales	595,278	27,326	143,861	(86,225)	680,240
Gross Profit	328,671	36,282	101,633	-	466,586
Marketing expenses	103,093	-	29,562	-	132,655
Selling, general and administrative expenses	104,251	10,426	44,609	-	159,286
Income from Operations	121,327	25,856	27,462	-	174,645
Equity in earnings of affiliates	41,725	-	3,489	(40,682)	4,532
Investment earnings	3,050	216	1,260	-	4,526
Intercompany dividends/interest	(6,453)	10,030	(3,577)	-	-
Other income (expense), net	950	-	1,348	-	2,298
Interest expense	(20,993)	-	(2,150)	-	(23,143)
Income before minority interest and taxes	139,606	36,102	27,832	(40,682)	162,858
Minority interest	-	-	7	-	7
Income before income taxes	139,606	36,102	27,825	(40,682)	162,851
Income taxes	37,650	13,574	9,671	-	60,895
Net Income	$101,956	$22,528	$18,154	$(40,682)	$101,956

	For the Six Months Ended June 29, 2007
		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$872,686	$65,553	$210,685	$(88,117)	$1,060,807
Cost of sales	583,657	27,615	121,083	(88,117)	644,238
Gross Profit	289,029	37,938	89,602	-	416,569
Marketing expenses	85,023	-	26,931	-	111,954
Selling, general and administrative expenses	105,866	7,236	32,820	-	145,922
Income from Operations	98,140	30,702	29,851	-	158,693
Equity in earnings of affiliates	53,046	-	2,916	(51,942)	4,020
Investment earnings	1,659	443	1,051	-	3,153
Intercompany dividends/interest	(22,134)	18,768	3,366	-	-
Other income (expense), net	588	-	(479)	-	109
Interest expense	(25,902)	-	(3,515)	-	(29,417)
Income before minority interest and taxes	105,397	49,913	33,190	(51,942)	136,558
Minority interest	-	-	(12)	-	(12)
Income before income taxes	105,397	49,913	33,202	(51,942)	136,570
Income taxes	19,765	18,468	12,705	-	50,938
Net Income	$85,632	$31,445	$20,497	$(51,942)	$85,632

BALANCE SHEETS

	June 27, 2008
		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$220,879	$212	$34,842	$-	$255,933
Accounts receivable, less allowances	2,045	80	269,946	-	272,071
Inventories	138,281	6,361	74,602	-	219,244
Deferred income taxes	10,470	-	2,797	-	13,267
Note receivable – current	1,324	-	-	-	1,324
Prepaid expenses and other assets	9,859	16	4,908	-	14,783
Total Current Assets	382,858	6,669	387,095	-	776,622
Property, Plant and Equipment (Net)	244,237	42,473	53,261	-	339,971
Note Receivable	2,342	-	-	-	2,342
Long-term Supply Contracts	2,126	-	-	-	2,126
Tradenames and Other Intangibles	403,378	176,993	73,886	-	654,257
Goodwill	682,034	-	6,365	-	688,399
Equity Investments in Subsidiaries	652,309	-	8,766	(650,981)	10,094
Other Assets	102,693	361	12,143	(37,539)	77,658
Total Assets	$2,471,977	$226,496	$541,516	$(688,520)	$2,551,469
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$-	$-	$15,618	$-	$15,618
Accounts payable and accrued expenses	217,186	2,335	96,991	-	316,512
Current portion of long-term debt	45,459	-	-	-	45,459
Due to/from Subsidiaries	66,275	(133,854)	105,800	(38,221)	-
Income taxes payable	3,725	-	2,405	-	6,130
Total Current Liabilities	332,645	(131,519)	220,814	(38,221)	383,719
Long-term Debt	678,651	-	-	-	678,651
Deferred Income Taxes	154,781	-	14,810	-	169,591
Deferred and Other Long Term Liabilities	82,311	69	3,301	-	85,681
Pension, Postretirement and Postemployment Benefits	23,415	-	10,040	-	33,455
Minority Interest	5	-	198	-	203
Total Liabilities	1,271,808	(131,450)	249,163	(38,221)	1,351,300
Commitments and Contingencies
Stockholders' Equity
Common Stock-$1.00 par value	69,991	225,698	66,628	(292,326)	69,991
Additional paid-in capital	142,605	4,940	72,804	(77,744)	142,605
Retained earnings	983,199	127,308	103,642	(230,950)	983,199
Accumulated other comprehensive income (loss)	44,146	-	49,279	(49,279)	44,146
	1,239,941	357,946	292,353	(650,299)	1,239,941
Common stock in treasury, at cost:	(39,772)	-	-	-	(39,772)
Total Stockholders’ Equity	1,200,169	357,946	292,353	(650,299)	1,200,169
Total Liabilities and Stockholders’ Equity	$2,471,977	$226,496	$541,516	$(688,520)	$2,551,469

	December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current Assets
Cash and cash equivalents	$150,783	$21,014	$78,012	$-	$249,809
Accounts receivable, less allowances	1,471	2,113	244,314	-	247,898
Inventories	133,183	6,102	74,366	-	213,651
Deferred income taxes	10,470	-	3,038	-	13,508
Note receivable – current	1,263	-	-	-	1,263
Prepaid expenses	6,085	-	3,139	-	9,224
Total Current Assets	303,255	29,229	402,869	-	735,353
Property, Plant and Equipment (Net)	248,292	42,887	59,674	-	350,853
Note Receivable	3,666	-	4	-	3,670
Equity Investments in Subsidiaries	620,837	-	8,911	(619,424)	10,324
Long-term Supply Contracts	2,519	-	-	-	2,519
Tradenames and Other Intangibles	411,722	177,018	76,428	-	665,168
Goodwill	682,477	-	6,365	-	688,842
Other Assets	89,438	368	12,904	(26,949)	75,761
Total Assets	$2,362,206	$249,502	$567,155	$(646,373)	$2,532,490
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$-	$-	$115,000	$-	$115,000
Accounts payable and accrued expenses	211,394	2,098	89,579	-	303,071
Current portion of long-term debt	33,706	-	-	-	33,706
Due to/from Subsidiaries	73,705	(95,096)	49,629	(28,238)	-
Income taxes payable	2,304	-	3,708	-	6,012
Total Current Liabilities	321,109	(92,998)	257,916	(28,238)	457,789
Long-term Debt	707,311	-	-	-	707,311
Deferred Income Taxes	144,216	-	18,530	-	162,746
Deferred and Other Long Term Liabilities	84,799	76	2,894	-	87,769
Pension, Postretirement and Postemployment Benefits	24,501	-	11,915	-	36,416
Minority Interest	5	-	189	-	194
Total Liabilities	1,281,941	(92,922)	291,444	(28,238)	1,452,225
Commitments and Contingencies
Stockholders' Equity
Common Stock-$1.00 par value	69,991	225,703	66,978	(292,681)	69,991
Additional paid-in capital	121,902	4,940	72,804	(77,744)	121,902
Retained earnings	891,868	111,781	91,699	(203,480)	891,868
Accumulated other comprehensive income (loss)	39,128	-	44,230	(44,230)	39,128
	1,122,889	342,424	275,711	(618,135)	1,122,889
Common stock in treasury, at cost:	(42,624)	-	-	-	(42,624)
Total Stockholders’ Equity	1,080,265	342,424	275,711	(618,135)	1,080,265
Total Liabilities and Stockholders’ Equity	$2,362,206	$249,502	$567,155	$(646,373)	$2,532,490

STATEMENTS OF CASH FLOW

	For the Six Months Ended June 27, 2008
		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flow From Operating Activities
Net Income	$101,956	$22,528	$18,154	$(40,682)	$101,956
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	25,565	1,911	4,175	-	31,651
Equity in earnings of affiliates	(41,724)	-	(3,490)	40,682	(4,532)
Distributions from unconsolidated affiliates	10,684	-	3,058	(9,558)	4,184
Deferred income taxes	7,959	-	(2,251)	-	5,708
Gain on sale of subsidiary	(2,986)	-	-	-	(2,986)
Asset impairment charges and other asset write-offs	861	141	5,708	-	6,710
Non cash compensation expense	6,698	-	-	-	6,698
Unrealized gain on diesel hedge contract	(3,566)	-	-	-	(3,566)
Unrealized foreign exchange gain and other	236	-	(2,616)	-	(2,380)
Change in assets and liabilities:
Accounts receivable	440	1,019	(23,209)	-	(21,750)
Inventories	(5,098)	(259)	(357)	-	(5,714)
Prepaid expenses	(208)	(16)	(1,587)	-	(1,811)
Accounts payable and accrued expenses	4,746	425	6,292	-	11,463
Income taxes payable	6,008	-	(1,984)	-	4,024
Excess tax benefit on stock options exercised	(3,451)	-	-	-	(3,451)
Intercompany activity	(44,483)	(15,332)	59,815	-	-
Other liabilities	5,563	7	(1,430)	-	4,140
Net Cash Provided By (Used In) Operating Activities	69,200	10,424	60,278	(9,558)	130,344
Cash Flow From Investing Activities
Additions to property, plant and equipment	(12,751)	(1,636)	(2,269)	-	(16,656)
Net proceeds from assets	11,235	-	-	-	11,235
Proceeds from note receivable	1,263	-	-	-	1,263
Contingent acquisition payments	(562)	-	-	-	(562)
Intercompany subsidiary merger	22,584	-	-	(22,584)	-
Other	(146)	(6)	-	-	(152)
Net Cash (Used In) Provided By Investing Activities	21,623	(1,642)	(2,269)	(22,584)	(4,872)
Cash Flow From Financing Activities
Long-term debt repayment	(16,907)	-	-	-	(16,907)
Short-term debt (repayments) borrowings - net	-	-	(99,382)	-	(99,382)
Bank overdrafts	-	-	-	-	-
Proceeds from stock options exercised	6,020	-	-	-	6,020
Excess tax benefit on stock options exercised	3,451	-	-	-	3,451
Payment of cash dividends	(10,625)	(7,000)	(2,558)	9,558	(10,625)
Intercompany subsidiary merger	-	(22,584)	-	22,584	-
Deferred financing costs	(2,666)	-	-	-	(2,666)
Net Cash (Used In) Provided by Financing Activities	(20,727)	(29,584)	(101,940)	32,142	(120,109)
Effect of exchange rate changes on cash and cash equivalents	-	-	761	-	761
Net Change in Cash and Cash Equivalents	70,096	(20,802)	(43,170)	-	6,124
Cash and Cash Equivalents at Beginning Of Period	150,783	21,014	78,012	-	249,809
Cash and Cash Equivalents at End Of Period	$220,879	$212	$34,842	$-	$255,933

	For the Six Months Ended June 29, 2007
		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flow From Operating Activities
Net Income	$85,632	$31,445	$20,497	$(51,942)	$85,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,826	1,769	3,438	-	29,033
Equity in earnings of affiliates	(53,046)	-	(2,916)	51,942	(4,020)
Distributions from unconsolidated affiliates	16,224	-	2,292	(15,292)	3,224
Deferred income taxes	9,291	-	3,151	-	12,442
Asset impairment charges and other asset write-offs	551	518	195	-	1,264
Non cash compensation expense	6,450	-	-	-	6,450
Unrealized foreign exchange gain and other	101	-	(848)	-	(747)
Change in assets and liabilities:
Accounts receivable	(812)	(153)	(9,545)	-	(10,510)
Inventories	(6,771)	(546)	(7,533)	-	(14,850)
Prepaid expenses	(2,168)	-	(1,340)	-	(3,508)
Accounts payable and accrued expenses	(30,900)	(98)	143	-	(30,855)
Income taxes payable	5,033	14	1,632	-	6,679
Excess tax benefit on stock options exercised	(5,039)	-	-	-	(5,039)
Intercompany activity	49,362	(17,227)	(32,135)	-	-
Other liabilities	781	25	(863)	-	(57)
Net Cash Provided By (Used In) Operating Activities	98,515	15,747	(23,832)	(15,292)	75,138
Cash Flow From Investing Activities
Additions to property, plant and equipment	(18,755)	(2,229)	(4,411)	-	(25,395)
Acquisitions (net of cash acquired)	(208)	-	-	-	(208)
Return of capital from equity affiliates	400	-	400	(400)	400
Contingent acquisition payments	(692)	-	-	-	(692)
Other	(189)	52	-	-	(137)
Net Cash Used In Investing Activities	(19,444)	(2,177)	(4,011)	(400)	(26,032)
Cash Flow From Financing Activities
Long-term debt repayment	(73,158)	-	-	-	(73,158)
Short-term debt (repayments) borrowings - net	-	-	16,385	-	16,385
Bank overdrafts	(1,956)	-	-	-	(1,956)
Proceeds from stock options exercised	8,500	-	-	-	8,500
Excess tax benefit on stock options exercised	5,039	-	-	-	5,039
Payment of cash dividends	(9,191)	(13,000)	(2,692)	15,692	(9,191)
Purchase of Treasury stock	-				-
Net Cash (Used In) Provided by Financing Activities	(70,766)	(13,000)	13,693	15,692	(54,381)
Effect of exchange rate changes on cash and cash equivalents	-	-	1,686	-	1,686
Net Change in Cash and Cash Equivalents	8,305	570	(12,464)	-	(3,589)
Cash and Cash Equivalents at Beginning Of Period	22,111	20,302	68,063	-	110,476
Cash and Cash Equivalents at End Of Period	$30,416	$20,872	$55,599	$-	$106,887

16.	Subsequent Event

On July 7, 2008, the Company purchased substantially all of the assets and certain liabilities of Del Pharmaceuticals, Inc. (the “Orajel Acquisition”) for cash consideration of $380.3 million plus fees. Products acquired from Del Pharmaceuticals, Inc. include the Orajel brand of oral analgesics and various other over-the-counter brands.  The Company paid for the acquisition with additional bank debt of $250.0 million and available cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated Results

Net Sales

Net Sales for the quarter ended June 27, 2008 were $594.0 million, $47.5 million or 8.7% above the second quarter of 2007.  Of that increase, approximately 1% is a result of foreign exchange rate changes and other adjustments, approximately 5% is due to higher prices and mix and 3% is due to higher unit volume.

Net Sales for the six months ended June 27, 2008 were $1,146.8 million, $86.0 million or 8.1% above the comparable six month period of 2007. Of that increase, approximately 1% is a result of foreign exchange rate changes and other adjustments, with approximately 4% due to higher prices and 3% due to higher unit volume.

Operating Costs

The Company’s gross profit was $242.5 million for the quarter ended June 27, 2008, a $25.8 million increase as compared to the same period in 2007.  Gross margin increased 110 basis points to 40.8% in the second quarter as compared to 39.7% in the same quarter last year.  The gross margin percentage increase is due to the benefits of the conversion of the Company’s liquid laundry detergent to a more concentrated formula, synergies resulting from manufacturing integration of the business (the “OGI business”) acquired from Orange Glo International, Inc. in 2006, higher prices resulting from price increases and lower trade promotion costs, and cost reduction programs, partially offset by higher commodity and energy costs.  The percentage increase was partially offset by costs related to the closing of an existing manufacturing facility (see Note 14 to the condensed consolidated financial statements included in this report). For the six month period ended June 27, 2008, gross profit increased $50.0 million to $466.6 million. Gross margin increased 140 basis points to 40.7% in the six months of 2008 as compared to 39.3% in the same period last year. The reasons for the increase in the gross margin percentage are consistent with those in the second quarter.

Marketing expenses were $79.2 million in the second quarter, an increase of $13.1 million as compared to the same period in 2007. The increased marketing spending was focused on ARM & HAMMER liquid laundry detergent, TROJAN condoms, OXICLEAN powder, ARM & HAMMER SUPER SCOOP cat litter and FIRST RESPONSE pregnancy test kits. Marketing expense as a percentage of net sales increased 120 basis points to 13.3% in the second quarter as compared to 12.1% in last year’s second quarter.  Marketing expenses for the first six months of 2008 was $132.7 million, an increase of $20.7 million as compared to the same period in 2007. The reason for the increase is consistent with that of the second quarter.

Selling, general and administrative expenses (“SG&A”) were $81.4 million in the second quarter of 2008, an increase of $7.4 million as compared to the same period in 2007, which is an increase of 20 basis points as a percentage of sales. The primary reasons for the increase in SG&A were foreign exchange rate changes, higher information system costs, higher research and development costs in support of new products and higher stock option expenses.  SG&A expenses for the first half of 2008 were $159.3 million, an increase of $13.4 million over the same period in 2007 due to the items noted above for the second quarter as well as a $5.6 million asset impairment charge recorded at one of the Company’s foreign subsidiaries, of which $5.4 million is included in SG&A, additional legal costs due to the ongoing lawsuit with Abbott Laboratories (see paragraph f in Note 11 of the notes to condensed consolidated financial statements included in this report), and higher selling expenses in support of higher sales. These increases were partially offset by the $3.0 million gain on the divestiture of Brotherton Specialty Products Ltd. (“Brotherton”), a former Specialty Products subsidiary located in the United Kingdom.

Other Income and Expenses

Other income was approximately $0.1 million in the second quarter of 2008 as compared to other income of $0.5 million in the same period of 2007. Other income was approximately $2.3 million in the first six months of 2008 as compared to $0.1 million in the same period of 2007. The changes are primarily due to foreign exchange gains.

Interest expense in the three and six month periods ended June 27, 2008 decreased $3.6 million and $6.3 million respectively, compared to the same period in 2007. The decline was due to lower interest rates compared to the prior year and lower debt outstanding. Both average bank debt and the accounts receivable securitization outstanding were lower as a result of voluntary and mandatory repayments.

Investment income in the three and six month periods ended June 27, 2008 increased $0.4 million and $1.4 million respectively, compared to the same period in 2007. This change was due to higher available cash for investment partially offset by lower interest rates.

Taxation

The effective tax rate for the second quarter and first six months of 2008 was 39.3% and 37.4%, respectively, as compared to 38.7% and 37.3% for the same periods last year.  The tax rate for the second quarter and the first six months of 2008 was negatively impacted by the expiration of the research tax credit on December 31, 2007.  The Company does not believe the amount of unrecognized tax benefits will significantly change within twelve months of the reporting date.

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

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of June 27, 2008.  The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested as part of the sale of its wholly-owned British subsidiary, Brotherton Specialty Products Ltd. The equity in earnings of Armand and ArmaKleen for the six months ended June 27, 2008 and Esseco for the two months ended February 29, 2008, prior to its sale, is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before taxes and minority interest for the three and six month periods ended June 27, 2008 and June 29, 2007 were as follows:

(in thousands)	Consumer Domestic (3)	Consumer International (3)	SPD	Corporate	Total
Net Sales(1)
Second Quarter 2008	$411,592	$112,809	$69,558	$-	$593,959
Second Quarter 2007	$383,337	$101,794	$61,341	$-	$546,472
First Six Months of 2008	$794,336	$212,503	$139,987	$-	$1,146,826
First Six Months of 2007	$753,171	$188,533	$119,103	$-	$1,060,807
Income before Minority Interest and Income Taxes(2)
Second Quarter 2008	$56,095	$11,490	$5,717	$2,152	$75,454
Second Quarter 2007	$47,730	$11,526	$5,121	$1,760	$66,137
First Six Months of 2008	$123,926	$18,742	$15,658	$4,532	$162,858
First Six Months of 2007	$100,495	$22,395	$9,648	$4,020	$136,558

(1)
Intersegment sales from Consumer International to Consumer Domestic were $1.4 million and $1.7 million for the three months ended June 27, 2008 and June 29, 2007, respectively. Intersegment sales from Consumer International to Consumer Domestic were $3.5 million and $2.9 million for the six months ended June 27, 2008 and June 29, 2007, respectively.

(2)
In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense)were allocated to the segments based upon each segment’s relative operating profit. The Corporate segment income consists of equity in earnings of affiliates.

(3)
As of January 1, 2008, the Company modified its organizational structure, resulting in a change in classification of certain Consumer Domestic export sales to Consumer International. Therefore, 2007 results have been restated to reflect a reclassification in sales of $2.9 million and $5.4 million for the three and six month periods ended June 29, 2007, respectively.  In addition, Income Before Minority Interest Income Taxes of $0.6 million and $0.9 million for the three and six month periods ended June 29, 2007, respectively has been reclassified from the Consumer Domestic to the Consumer International Segment.

Product line revenues for external customers for the three and six months ended June 27, 2008, and June 29, 2007, were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2008	2007	2008	2007
Household Products	$266,521	$244,804	$509,348	$481,182
Personal Care Products	145,071	138,533	284,988	271,989
Total Consumer Domestic	411,592	383,337	794,336	753,171
Total Consumer International	112,809	101,794	212,503	188,533
Total SPD	69,558	61,341	139,987	119,103
Total Consolidated Net Sales	$593,959	$546,472	$1,146,826	$1,060,807

Consumer Domestic

Consumer Domestic sales in the second quarter of 2008 were $411.6 million, an increase of $28.3 million or a 7.4% increase as compared to 2007 second quarter sales of $383.3 million.  Sales of XTRA liquid laundry detergent, ARM & HAMMER liquid laundry detergent, FIRST RESPONSE pregnancy test kits, ARM & HAMMER powder laundry detergent, and ARM & HAMMER SUPER SCOOP cat litter were all higher than in the second quarter of 2007. Consumer Domestic sales also benefited from February 2008 price increases on condoms and baking soda and the May 2008 price increases on ARM & HAMMER powder laundry detergent and NICE’N FLUFFY liquid fabric softener. These increases were partially offset by lower sales of certain toothpaste brands and lower antiperspirant sales.

Net Sales for the six months ended June 27, 2008 were $794.3 million, an increase of $41.2 or approximately 5.5% compared to net sales during the first six months of 2007. The increase is due to both higher unit volumes and higher prices (resulting, in part, from lower promotion costs).  Sales of ARM & HAMMER and XTRA liquid laundry detergent were higher than in the first half of 2007. Other brands that contributed to higher sales were ARM & HAMMER SUPER SCOOP cat litter, ARM & HAMMER powder laundry detergent, FIRST RESPONSE pregnancy kits, and ARM & HAMMER dental care.  These increases were partially offset by lower sales of other toothpaste brands and lower antiperspirant sales.

Consumer Domestic Income before Minority Interest and Income Taxes for the second quarter of 2008 was $56.1 million, a $8.4 million increase as compared to the second quarter of 2007, and for the six month period ended June 27, 2008 was $123.9, a $23.4 million increase as compared to the first six months of 2007.  The impact of higher sales, lower slotting costs, synergies related to the manufacturing integration of the OGI business, the shift to concentrated liquid laundry detergent and the Company’s diesel fuel hedging program was partially offset by higher commodity costs and higher marketing costs.

Consumer International

Consumer International net sales were $112.8 million in the second quarter of 2008, an increase of $11.0 million or approximately 11% as compared to the second quarter of 2007. Of the increase, approximately 8% is associated with favorable foreign exchange rate changes. The balance of the increase was due to higher sales in Australia, England, Mexico and Brazil as well as U.S. exports.

Consumer International net sales in the first six months of 2008 were $212.5 million, an increase of $24.0 million or approximately 12.7% as compared to the same period in 2007. Of the increase, approximately 9% is associated with favorable foreign exchange rate changes. The balance of the increase was due to higher sales in  Australia, England, Mexico, China, as well as increased U.S. exports.

Consumer International Income before Minority Interest and Income Taxes was $11.5 million in the second quarter of 2008, almost unchanged as compared to the second quarter of 2007. For the first six months of 2008, Income before Minority Interest and Income Taxes was $18.7 million, a $3.7 million decrease as compared to the first six months of 2007. Offsetting the favorable net sales performance were asset impairment charges of $5.6 million, severance costs in one of the Company’s European subsidiaries and increased tradename amortization expense as a result of the recharacterization of certain indefinite lived assets to finite lived assets.

Specialty Products (SPD)

Specialty Products net sales were $69.6 million in the second quarter of 2008, an increase of $8.2 million or 13.4% as compared to the second quarter of 2007. This increase is principally due to higher prices. The animal nutrition sales increase also reflects a pricing surcharge enacted on certain products during the third quarter of 2007 to recover extraordinary cost increases for a key raw material.

Specialty Products net sales were $140.0 million for the first six months of 2008, an increase of $20.9 million, or 17.5% as compared to the same period of 2007. This increase is principally due to higher prices. The animal nutrition sales increase also reflects a pricing surcharge enacted on certain products during the third quarter of 2007 to recover extraordinary cost increases for a key raw material.

Specialty Products Income before Minority Interest and Income Taxes was $5.7 million in the second quarter of 2008, an increase of $0.6 million as compared to the second quarter of 2007, and was $15.7 million for the first six months of 2008, an increase of $6.0 million as compared to the same six month period of 2007. The increase is principally the result of profits on higher net sales, partially offset by higher raw material costs for certain animal nutrition and specialty chemical products.

Liquidity and Capital Resources

Net Debt

The Company had outstanding total debt of $739.7 million and cash of $255.9 million (of which approximately $31.6 million resides in foreign subsidiaries) at June 27, 2008.  Total debt less cash (“net debt”) was $483.8 million at June 27, 2008. This compares to total debt of $856.0 million and cash of $249.8 million, resulting in net debt of $606.2 million at December 31, 2007.

The Company entered into two zero cost collar cash flow hedge agreements covering $100.0 million of debt, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its bank debt.  The hedge agreements have terms of 5 and 3 years, respectively, each with a cap of 6.50% and a floor of 3.57%. There was a $0.5 million charge to expense in the second quarter of 2008 as a result of these agreements. All other changes in the hedging options’ fair value are recorded in Accumulated Other Comprehensive Income on the balance sheet.

	Six Months Ended
	June 27,	June 29,
Cash Flow Analysis (In thousands)	2008	2007
Net Cash Provided by Operating Activities	$130,344	$75,138
Net Cash Used in Investing Activities	$(4,872)	$(26,032)
Net Cash Used in Financing Activities	$(120,109)	$(54,381)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first six months of 2008 increased $55.2 million to $130.3 million as compared to the same period in 2007. The increase was primarily due to working capital improvements, higher net income, and higher non-cash expenses such as asset impairments and write-offs partially offset by the gain recorded on the sale of Brotherton (see Note 13). The Company anticipates that its cash from operations, along with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs (including the cash requirements to build its new laundry detergent and warehouse facility in York County, Pennsylvania, discussed below), pay its dividend at current rates and meet its mandatory debt repayment schedule over the next twelve months.

For the six months ending June 27, 2008, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable increased $21.8 million due to increases at certain foreign subsidiaries as a result of seasonality of certain products and business growth.
Inventories increased $5.7 million primarily to support higher anticipated sales.
Accounts payable and other accrued expenses increased $11.5 million primarily due to the timing of payments.
Taxes payable increased $4.0 million due to higher tax expense associated with higher earnings.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2008 was $4.9 million, reflecting $16.7 million of property, plant and equipment expenditures, partially offset by $11.2 million received from the sale of Brotherton and $1.3 million received in connection with a note receivable.

On June 5, 2008, the Company announced plans to construct a new laundry detergent manufacturing plant and distribution center in York County, Pennsylvania and to close its existing laundry detergent manufacturing and distribution facilities in North Brunswick, New Jersey.  The Company anticipates that capital expenditures in connection with construction of the new facility, which is expected to be operational by the end of 2009, will be approximately $150 million, and cash expenditures relating to the closing of the North Brunswick facilities will be approximately $11 million. The Company anticipates it will spend $50 million in 2008 and $100 million in 2009 to build the plant and estimates it will spend approximately $3 million in 2009 and the balance primarily in 2010 associated with closing the facilities.  The costs will be funded using the Company’s existing credit facilities and available cash. See Note 14 to the condensed consolidated financial statements included in this report for additional information.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first six months of 2008 was $120.1 million. This reflects a $100.0 million repayment of the Company’s accounts receivable securitization facility, mandatory payments on the Term Loan of $16.9 million and the payment of cash dividends of $10.6 million offset by proceeds of and tax benefits from stock option exercises of $9.5 million.

On July 7, 2008, the Company completed its previously announced purchase of substantially all of the assets and certain liabilities of Del Laboratories, Inc. (the “Orajel Acquisition”) for $380.3 million.  In connection with the acquisition, the Company increased its bank debt by $250.0 million. The balance of the acquisition cost ($130.3 million plus fees) was funded with available cash. The terms and conditions of the new debt are consistent with those of the Company’s existing bank debt. The debt repayment schedule is as follows (in millions):

2008	$4.4
2009	$14.3
2010	$34.4
2011	$84.4
2012	$112.5

Adjusted EBITDA is a required component of the financial covenants contained in the Company's primary credit facility.  Management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company's ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States.  Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met could result in an event of default and trigger the early termination of the credit facility, if not remedied within a specified period of time.  Adjusted EBITDA was $221.9 million for the first six months of 2008.  The leverage ratio (total debt to Adjusted EBITDA) for the 12 months ended June 27, 2008 was 1.82, which is below the maximum of 3.5 permitted under the credit facility, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for the twelve months ended June 27, 2008 was 7.77, which is above the minimum of 3.0 permitted under the credit facility.  The Company’s obligations under the credit facility are secured by the assets of the Company and certain domestic subsidiaries. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable financial measure under Generally Accepted Accounting Principles) to Adjusted EBITDA for the six months ended June 27, 2008 is as follows (in millions):

Net Cash Provided by Operating Activities	$130.3
Interest Expense	23.1
Current Portion Of Income Tax Provision	55.2
Tax Benefit On Stock Options Exercised	3.5
Change in Working Capital and Other Liabilities	13.1
Investment Income	(4.5)
Other	1.2
Adjusted EBITDA (per loan agreement)	$221.9

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, was issued in September 2006 and, except as noted below, is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a single definition of fair value to be utilized under other accounting pronouncements that require fair value measurements, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. The statement generally is to be applied prospectively, so that it does not require any new fair value measurements. Under Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the FASB deferred for one year, the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Note 2 to the condensed consolidated financial statements included in this report for additional information.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The statement is effective as of January 1, 2009.  This statement requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and (iii) how derivative instruments and related hedged items affect the Company’s financial results. The Company is currently evaluating the impact of this statement on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies and categorizes the order of priority of the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (the "FSP"), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The Company is currently evaluating the impact of this statement on its financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements.”  EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company has short and long-term floating rate debt. If the floating rate were to change by 100 basis points from the June 27, 2008 level, annual interest expense associated with the floating rate debt would be affected by approximately $2.1 million.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Brazilian Real. The Company is also subject to foreign exchange translation exposure as a result of its foreign operations.

A 10% change in the exchange rates for the U.S. Dollar to the currencies noted above at June 27, 2008 would affect currency gain or loss by approximately $1.3 million.

Diesel Fuel Hedge

In January 2008, the Company entered into an agreement with a financial institution to hedge approximately half of its notional diesel fuel requirements for the year based on the diesel fuel consumed by independent freight carriers delivering the Company’s products.  These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases that they incur.  The hedge agreement is designed to mitigate the volatility of diesel fuel pricing and the resulting per mile surcharges payable by the Company by setting a fixed price per gallon for the year.  Because this diesel hedge instrument does not qualify for hedge accounting under SFAS 133 (“Accounting for Derivative Instruments and Hedging Activities”), the Company has marked the instrument to market at the end of the second quarter and will do so throughout the life of the agreement.  The change in the market value of the hedge agreement resulted in a $1.7 million gain for the three months ending June 27, 2008 and a $3.6 million gain for the six months ended June 27, 2008, which are reflected in cost of sales.  The diesel fuel hedge agreement expires December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure control and procedures at the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

b.	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements, including, among others, statements relating to short- and long-term financial objectives, sales and earnings growth, margin improvement, price increases, marketing spending, the shift to concentrated liquid laundry detergent, the Company’s diesel fuel hedge program, increases in research and development and product development spending, unrecognized tax benefits, the proposed closing of the Company’s facilities in North Brunswick, NJ, the investment in a new facility in York County, Pennsylvania, and the redemption of the Company’s $100 million outstanding principal amount of Convertible Debentures.  These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, the financial condition of major customers, and increased marketing spending.  Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, and environmental remediation.

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

ITEM 5.	OTHER INFORMATION

See Note 14 to the condensed consolidated financial statements included in this report for information regarding the Company’s plans to construct a new integrated laundry detergent manufacturing plant and distribution center in York County, Pennsylvania.

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

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	August 4, 2008	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE:	August 4, 2008	/s/ Steven J. Katz
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