Form 10-Q
period 2008-09-26
CHURCH & DWIGHT CO INC /DE/
filed 2008-11-04
CIK 313927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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

As of October 31, 2008, there were 70,031,059 shares of Common Stock outstanding.

PART I

PART II

1.	Legal Proceedings	29
1A.	Risk Factors	29
6.	Exhibits	30

PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Net Sales	$630,672	$580,438	$1,777,498	$1,641,245
Cost of sales	379,578	351,031	1,059,818	995,269
Gross Profit	251,094	229,407	717,680	645,976
Marketing expense	79,740	69,700	212,395	181,654
Selling, general and administrative expenses	85,806	71,092	245,092	217,014
Income from Operations	85,548	88,615	260,193	247,308
Equity in earnings of affiliates	2,443	1,797	6,975	5,817
Investment earnings	1,110	1,964	5,636	5,117
Other income (expense), net	(2,884)	1,332	(586)	1,441
Interest expense	(11,577)	(14,489)	(34,720)	(43,906)
Income before minority interest and income taxes	74,640	79,219	237,498	215,777
Income taxes	25,651	27,512	86,546	78,450
Minority interest	-	(9)	7	(21)
Net Income	$48,989	$51,716	$150,945	$137,348
Weighted average shares outstanding - Basic	68,400	65,913	67,106	65,762
Weighted average shares outstanding - Diluted	71,271	70,341	71,045	70,225
Net income per share - Basic	$0.72	$0.78	$2.25	$2.09
Net income per share - Diluted	$0.69	$0.75	$2.16	$2.00
Dividends Per Share	$0.09	$0.08	$0.25	$0.22

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 26,	December 31,
(Dollars in thousands, except share and per share data)	2008	2007
Assets
Current Assets
Cash and cash equivalents	$175,689	$249,809
Accounts receivable, less allowances of $5,443 and $4,548	263,680	247,898
Inventories	221,867	213,651
Deferred income taxes	13,280	13,508
Note receivable – current	1,324	1,263
Prepaid expenses and other current assets	19,552	9,224
Total Current Assets	695,392	735,353
Property, Plant and Equipment (Net)	349,634	350,853
Note Receivable	2,342	3,670
Equity Investment in Affiliates	10,035	10,324
Long-term Supply Contracts	1,929	2,519
Tradenames and Other Intangibles	826,817	665,168
Goodwill	870,986	688,842
Other Assets	85,541	75,761
Total Assets	$2,842,676	$2,532,490
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$17,700	$115,000
Accounts payable and accrued expenses	325,313	303,071
Current portion of long-term debt	62,042	33,706
Income taxes payable	8,622	6,012
Total Current Liabilities	413,677	457,789
Long-term Debt	801,954	707,311
Deferred Income Taxes	172,413	162,746
Other Long Term Liabilities	86,688	87,769
Pension, Postretirement and Postemployment Benefits	32,674	36,416
Minority Interest	199	194
Total Liabilities	1,507,605	1,452,225
Commitments and Contingencies
Stockholders' Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	-	-
Common Stock-$1.00 par value
Authorized 300,000,000 shares, issued 73,213,775	73,214	69,991
Additional paid-in capital	247,118	121,902
Retained earnings	1,026,002	891,868
Accumulated other comprehensive income	26,605	39,128
	1,372,939	1,122,889
Common stock in treasury, at cost:
3,232,542 shares in 2008 and 3,747,719 shares in 2007	(37,868)	(42,624)
Total Stockholders’ Equity	1,335,071	1,080,265
Total Liabilities and Stockholders’ Equity	$2,842,676	$2,532,490

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	September 26,	September 28,
(Dollars in thousands)	2008	2007
Cash Flow From Operating Activities
Net Income	$150,945	$137,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,018	43,097
Equity in earnings of affiliates	(6,975)	(5,817)
Distributions from unconsolidated affiliates	6,686	5,371
Deferred income taxes	9,405	21,284
Gain on sale of subsidiaries and property	(4,184)	(3,325)
Asset impairment charges and other asset write-offs	7,498	2,123
Non cash compensation expense	9,331	8,991
Unrealized loss on diesel hedge contract	795	-
Unrealized foreign exchange gain and other	(213)	(2,110)
Change in assets and liabilities:
Accounts receivable	(12,294)	(34,573)
Inventories	(7,617)	(21,760)
Prepaid expenses and other current assets	(8,950)	(525)
Accounts payable and accrued expenses	16,606	2,811
Income taxes payable	8,436	11,620
Excess tax benefit on stock options exercised	(5,547)	(5,509)
Other liabilities	6,189	233
Net Cash Provided By Operating Activities	222,129	159,259
Cash Flow From Investing Activities
Additions to property, plant and equipment	(43,621)	(36,235)
Proceeds from sale of subsidiaries	15,617	-
Proceeds from sale of assets	-	7,213
Acquisitions	(383,241)	(211)
Return of capital from equity affiliates	-	900
Proceeds from note receivable	1,263	-
Contingent acquisition payments	(768)	(1,002)
Other	(170)	(334)
Net Cash Used In Investing Activities	(410,920)	(29,669)
Cash Flow From Financing Activities
Long-term debt borrowings	250,000	-
Long-term debt repayments	(27,073)	(81,575)
Short-term debt (repayments) borrowings - net	(97,300)	16,673
Bank overdrafts	-	(1,979)
Proceeds from stock options exercised	10,503	10,367
Excess tax benefit on stock options exercised	5,547	5,509
Purchase of Treasury Stock	-	(246)
Payment of cash dividends	(16,811)	(14,464)
Deferred financing costs	(8,356)	-
Net Cash Provided By (Used In) Financing Activities	116,510	(65,715)
Effect of exchange rate changes on cash and cash equivalents	(1,839)	4,135
Net Change in Cash and Cash Equivalents	(74,120)	68,010
Cash and Cash Equivalents at Beginning Of Period	249,809	110,476
Cash and Cash Equivalents at End Of Period	$175,689	$178,486

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED
(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION	Nine Months Ended
	September 26,	September 28,
(Dollars in thousands)	2008	2007
Cash paid for:
Interest (net of amounts capitalized)	$29,462	$39,541
Income taxes (net of refunds)	$65,617	$46,000
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$1,517	$1,233
Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$391,550	$-
Purchase price	(383,241)	-
Liabilities assumed	$8,309	$-

During the third quarter of 2008, 3.2 million shares of the Company’s common stock were issued upon the conversion of $99.9 million of convertible debentures.

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 26, 2008
(Unaudited)

	Number of Shares		Amounts
(In thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
December 31, 2007	69,991	(3,748)	$69,991	$(42,624)	$121,902	$891,868	$39,128
Net income	-	-	-	-	-	150,945	-	$150,945
Translation adjustments	-	-	-	-	-	-	(12,580)	(12,580)
Interest rate agreements (net of taxes)	-	-	-	-	-	-	57	57
Comprehensive income								$138,422
Cash dividends	-	-	-	-	-	(16,811)	-
Stock based compensation expense and stock option
plan transactions (including tax benefit)	-	503	-	4,647	21,239	-	-
Convertible bond redemption	3,223		3,223		96,662
Directors' deferred compensation plan (See Note 6)	-	-	-	-	6,605	-	-
Other stock issuances	-	12	-	109	710	-	-
September 26, 2008	73,214	(3,233)	$73,214	$(37,868)	$247,118	$1,026,002	$26,605

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The condensed consolidated balance sheets as of September 26, 2008 and December 31, 2007, the condensed consolidated statements of income for the three months and nine months ended September 26, 2008 and September 28, 2007, the condensed consolidated statement of cash flow for the nine months ended September 26, 2008 and September 28, 2007 and the condensed consolidated statement of stockholders’ equity for September 26, 2008 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 26, 2008 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.  The results of operations for the periods ended September 26, 2008 are not necessarily indicative of the operating results for the full year.

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

The Company incurred research & development expenses in the third quarter of 2008 and 2007 of $12.7 million and $11.8 million, respectively. The Company incurred research & development expenses in the first nine months of 2008 and 2007 of $37.4 million and $33.4 million, respectively. These expenses are included in selling, general and administrative expenses.

2.	Recently Adopted Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, was issued in September 2006 and, except as noted below, is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a single definition of fair value to be utilized under other accounting pronouncements that require fair value measurements, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. Under Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the FASB deferred for one year, the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). To increase consistency and comparability in fair value measurements and related disclosure, SFAS No. 157 establishes a hierarchy that prioritizes the inputs (generally, assumptions that market participants would use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs, as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the carrying amounts and fair values of certain assets and liabilities:

	September 26, 2008
(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Diesel hedge contract	$700	$-	$700	$-
Liabilities
Interest rate collars	$1,933	$-	$1,933	$-
Diesel hedge contract	$1,495	$-	$1,495	$-
	$3,428	$-	$3,428	$-

The fair value of the diesel hedge contracts is based on home heating oil future prices for the duration of the contract.

The fair value for the interest rate collars was derived using the forward three month LIBOR curve for the duration of the respective collars and a credit valuation adjustment.

3.	Inventories consist of the following:

	September 26,	December 31,
(In thousands)	2008	2007
Raw materials and supplies	$57,105	$53,516
Work in process	9,731	9,169
Finished goods	155,031	150,966
	$221,867	$213,651

4.	Property, Plant and Equipment consist of the following:

	September 26	December 31,
(In thousands)	2008	2007
Land	$26,095	$11,343
Buildings and improvements	144,610	147,114
Machinery and equipment	415,355	436,104
Office equipment and other assets	39,790	40,380
Software	31,306	33,336
Mineral rights	1,428	1,490
Construction in progress	34,024	15,915
	692,608	685,682
Less accumulated depreciation and amortization	342,974	334,829
Net Property, Plant and Equipment	$349,634	$350,853

Depreciation and amortization of property, plant and equipment amounted to $13.0 million and $8.8 million for the three months ended September 26, 2008 and September 28, 2007, respectively. Depreciation and amortization of property, plant and equipment amounted to $33.4 million and $27.4 million for the nine months ended September 26, 2008 and September 28, 2007, respectively. Interest charges capitalized in connection with construction projects were $0.2 million and $0.2 million for the three months ended September 26, 2008 and September 28, 2007, respectively, and $0.5 million and $0.6 million for the nine months ended September 26, 2008 and September 28, 2007, respectively. During the first quarter the Company determined that the carrying value of certain property, plant and equipment assets should be written down to zero in accordance with the guidelines of SFAS No. 144.  The write down resulted in a charge of $1.5 million that was principally reflected as selling, general and administration (“SG&A”) expense for the Consumer International segment.

During the second quarter, the Company announced it will be closing its North Brunswick, New Jersey facility in 2009. As a result, the Company recorded an accelerated depreciation charge of $1.1 million in the second quarter and $3.5 million in the third quarter (see Note 15).

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

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands)	2008	2007	2008	2007
Basic	68,400	65,913	67,106	65,762
Dilutive effect of stock options	1,274	1,194	1,259	1,233
Dilutive effect of convertible debentures(1)	1,597	3,234	2,680	3,230
Diluted	71,271	70,341	71,045	70,225
Anti-dilutive stock options outstanding - not included in the calculation of earnings per share	532	715	897	630

(1)	See Note 9 for information regarding the conversion into common stock of all but a nominal portion of the Company’s outstanding convertible debentures in the third quarter of 2008.

6.	Stock-Based Compensation

A summary of option activity during the nine months ended September 26, 2008 is as follows:

	Options (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	4,231	$30.24
Granted	667	55.69
Exercised	(503)	20.88
Cancelled	(42)	36.41
Outstanding at September 26, 2008	4,353	$35.16	6.4	$113,485
Exercisable at September 26, 2008	2,198	$25.21	4.5	$79,146

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Intrinsic Value of Stock Options Exercised (in millions)	$7.0	$2.0	$18.2	$17.5
Stock Compensation Expense Related To Stock Option Awards (in millions)	$2.5	$2.3	$8.9	$8.3
Issued Stock Options (in thousands)	2	12	667	615
Average Fair Value of Stock Options Issued	$18.75	$14.53	$16.59	$16.87
Assumptions Used:
Risk-free interest rate	3.8%	4.1%	3.7%	5.0%
Expected life in years	6.8	6.5	6.6	6.3
Expected volatility	22.9%	23.9%	22.5%	25.0%
Dividend yield	0.6%	0.7%	0.6%	0.6%

The average fair value is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument. Stock compensation expense related to restricted stock awards was $0.1 million in the third quarter of 2008. This expense amounted to $0.2 million for the same period of 2007. Stock compensation expense related to restricted stock awards was $0.4 million in the nine months ending September 26, 2008. This expense amounted to $0.7 million for the same period of 2007.

The Company amended the Directors’ deferred compensation plan during the second quarter of 2008 to provide that compensation deferrals credited to a director’s account will be settled in the Company’s stock.  Previously, compensation deferrals consisted of notional investments in Company stock that settled in cash.  This change required a $6.6 million reclassification of the value of the underlying stock from long term liabilities to equity.  Subsequent changes in the fair value of the Company’s stock are not recognized.  Subsequent deferred compensation will increase stockholders’ equity.  The stock settlement obligation is reflected in the weighted average number of basic and diluted shares used for the EPS calculations.

7.	Acquisitions

On July 7, 2008, the Company purchased substantially all of the assets and certain liabilities of Del Pharmaceuticals, Inc. (the “Orajel Acquisition”) for cash consideration of $383.2 million including fees. Products acquired from Del Pharmaceuticals, Inc. include the Orajel brand of oral analgesics and various other over-the-counter brands.  The Company paid for the acquisition with additional bank debt of $250.0 million and available cash.  The following table summarizes the preliminary purchase price allocation relating to this acquisition:

(In thousands)	Fair Value of Assets Acquired
Current assets	$24,619
Property, plant and equipment	550
Tradenames and other intangibles	184,000
Goodwill	182,381
Total assets	391,550
Current liabilities	(8,309)
Net assets	$383,241

8.	Goodwill and Other Intangible Assets

The following table provides information related to the carrying value of all intangible assets excluding goodwill:

	September 26, 2008			December 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$118,990	$(34,966)	$84,024	$107,066	$(31,154)	$75,912
Customer Relationships	241,640	(20,754)	220,886	131,366	(13,758)	117,608
Patents/Formulas	27,220	(14,187)	13,033	27,220	(11,816)	15,404
Non Compete Agreement	1,143	(779)	364	1,143	(695)	448
Total	$388,993	$(70,686)	$318,307	$266,795	$(57,423)	$209,372
Unamortizable intangible assets - carrying value
Tradenames	$508,510			$455,796

Intangible amortization expense amounted to $6.1 million for the third quarter of 2008 and $4.5 million for the same period of 2007.  Intangible amortization expense amounted to $15.7 million for the first nine months of 2008 and $13.5 million for the same period of 2007. The Company estimates that intangible amortization expense will be approximately $24.2 million in 2009, $23.6 million in 2010, $23.1 million in 2011, $22.6 million in 2012, and $21.7 million in 2013.

Unamortized tradenames and customer relationships increased in the third quarter of 2008 due to the Orajel Acquisition.  The acquired tradenames and customer relationships reflect their preliminary allocable purchase price as of July 7, 2008.

During the first quarter of 2008, the Company recorded tradename impairment charges of $3.4 million related to Consumer International brands.  These charges are included in selling, general and administrative expenses in this segment and were the result of reduced forecasted sales and profitability.  The amount of the impairment charges was determined by comparing the fair value of the asset to its carrying amount.  In addition, the carrying amount of amortizable tradenames declined during the third quarter due to the sale of the Company’s subsidiary in Spain.

Effective January 1, 2008, approximately $19.5 million of tradenames previously considered indefinite lived assets were recharacterized as finite lived due to increased competition in their respective categories and are now being amortized over lives ranging from 5 to 15 years.  The lives were determined based upon the estimated future cash flows of these brands.

The changes in the carrying amount of goodwill for the nine months ended September 26, 2008 are as follows:

(In thousands)	Consumer Domestic	Consumer International	SPD	Total
Balance December 31, 2007	$633,030	$33,224	$22,588	$688,842
Subsidiary Divestiture (see Note 14)	-	-	(971)	(971)
Orajel Acquisition (see Note 7)(1)	182,381	-	-	182,381
Additional Unilever contingent consideration (see Note 12e)	734	-	-	734
Balance September 26, 2008	$816,145	$33,224	$21,617	$870,986

(1)	Reflects preliminary purchase price valuation. (See Note 7 to the condensed consolidated financial statements included in this report for additional information regarding the Orajel Acquisition.)

9.	Short-term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	September 26,	December 31,
(In thousands)	2008	2007
Short-term borrowings
Securitization of accounts receivable	$15,000	$115,000
International debt	2,700	-
Total short-term borrowings	$17,700	$115,000
Long-term debt
Term Loan facility	$613,996	$391,069
Convertible debentures	-	99,948
Senior subordinated notes (6%) due December 22, 2012	250,000	250,000
Total long-term debt	863,996	741,017
Less: current maturities	62,042	33,706
Net long-term debt	$801,954	$707,311

The long-term debt principal payments required to be made are as follows:

(In thousands)
Due by Sept 30, 2009	$62,042
Due by Sept 30, 2010	143,911
Due by Sept 30, 2011	145,827
Due by Sept 30, 2012	262,216
Due by Sept 30, 2013	250,000
$863,996

During the first quarter of 2008, the Company repaid $100.0 million of its accounts receivable securitization facility. In April 2008, the accounts receivable securitization facility of $115.0 million was renewed with similar terms to the facility previously in place and with a new maturity date of April 2009. In the first nine months of 2008, the Company repaid approximately $27.1 million of its Term Loan.

On July 7, 2008, the Company purchased substantially all of the assets and certain liabilities of Del Laboratories, Inc. (the “Orajel Acquisition”) for $383.2 million.  In connection with the acquisition, the Company increased its bank debt by $250.0 million. The balance of the acquisition cost ($133.2 million including fees) was funded with available cash. The terms and conditions of the new debt are consistent with those of the Company’s existing bank debt.

The Company called for redemption on August 15, 2008 (the “Redemption Date”) all of its outstanding 5.25% Senior Convertible Debentures due 2033 (the “Debentures”) at 101.50% of the principal amount of the Debentures plus accrued and unpaid interest to the Redemption Date.  In lieu of surrendering the Debentures for redemption for cash, holders could elect to convert their Debentures into shares of the Company’s common stock at the conversion rate of 32.26 shares of the Company’s common stock per $1,000 principal amount of Debentures (equivalent to a conversion price of $31.00 per share). Holders of $99.9 million principal amount of the Debentures that were outstanding when the Debentures were called for redemption converted their Debentures into 3,222,293 shares of Company common stock, and on the Redemption Date, the Company redeemed the remaining nominal principal amount of Debentures for cash.

10.	Comprehensive Income

The following table provides information relating to the Company’s comprehensive income for the three and nine months ended
September 26, 2008 and September 28, 2007:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands)	2008	2007	2008	2007
Net Income	$48,989	$51,716	$150,945	$137,348
Other Comprehensive Income, Net of Tax:
Foreign Exchange Translation Adjustments (Net of Divestiture)	(17,711)	5,048	(12,580)	14,094
Interest Rate Hedge Agreements	170	(313)	57	(231)
Comprehensive Income	$31,448	$56,451	$138,422	$151,211

11.	Pension and Postretirement Plans

The following table discloses the net periodic benefit cost for the Company’s pension and postretirement plans for the three and nine months ended September 26, 2008 and September 28, 2007.

	Pension Costs		Pension Costs
	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands)	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$570	$713	$2,003	$2,061
Interest cost	1,694	1,863	5,539	5,429
Expected return on plan assets	(1,922)	(2,040)	(6,249)	(5,917)
Amortization of prior service cost	4	4	11	11
Recognized actuarial loss	(7)	52	(25)	155
Net periodic benefit cost	$339	$592	$1,279	$1,739

	Postretirement Costs		Postretirement Costs
	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands)	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$184	$65	$554	$444
Interest cost	365	245	1,094	966
Amortization of prior service cost	11	10	34	29
Recognized actuarial loss	-	5	-	16
Net periodic benefit cost	$560	$325	$1,682	$1,455

The Company made cash contributions of approximately $4.6 million to its pension plans during the first nine months of 2008. The Company estimates it will be required to make total cash contributions to its pension plans during the remainder of the year of approximately $0.9 million.

12.	Commitments, contingencies and guarantees

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

b.
The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by its competitors contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. In 2005, the FDA issued non-binding draft guidance concerning the labeling of condoms in general and those with N-9 in particular. The Company filed a response recommending alternative labeling to the FDA and has engaged in further discussions with the FDA since that time. While awaiting further FDA guidance, the Company implemented an interim label statement change cautioning against rectal use and more-than-once-a-day vaginal use of condoms with N-9 and launched a public information campaign to communicate these messages to the affected communities. The Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s draft guidance and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them.  The Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments promulgate rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

c.	As of September 26, 2008, the Company has commitments to acquire approximately $106.9 million of raw material, packaging supplies and services from its vendors at market prices.

d.
The Company has $4.5 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims and one year of rent on a warehouse in the event of the Company’s insolvency.

e.
In connection with the Company’s October 2003 acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition.  The Company made cash payments of $0.8 million, and accrued a payment of $0.2 million in the first nine months of 2008.  The payment and accrual were accounted for as additional purchase price.  The Company has paid approximately $8.8 million, exclusive of the $0.2 million accrual, in additional performance-based payments since the acquisition.

f.
The Company filed suit against Abbott Laboratories, Inc (“Abbott”) in April 2005 claiming infringement of certain patents resulting from Abbott’s manufacture and sale of its Fact Plus pregnancy diagnostic test kits.  Following a trial in February 2008, the jury found that the Company’s patents were valid and willfully infringed by Abbott during the period from April 1999 through September 2003 and awarded damages to the Company in the amount of $14.6 million. On June 23, 2008, the District Court issued an opinion finding that Abbott’s conduct had been willful and doubled the damages awarded to the Company to $29.2 million before prejudgment interest. There remains a post-trial motion pending with the District Court with respect to the damages awarded at trial. The Company is vigorously contesting the motion. In June 2007, Abbott filed suit against the Company claiming infringement of certain patents that are licensed to Abbott, also in relation to pregnancy diagnostic test kits.  The Company intends to continue its vigorous defense of this action.

g.
The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions.  The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position.

13.	Related Party Transactions

For the nine months ended September 26, 2008 and September 28, 2007, the Company invoiced Armand Products Company (“Armand”), which is 50% owned by the Company, $1.2 and $1.2 million, respectively, for administration and management oversight services (which were recorded as a reduction of selling, general and administrative expenses). Sales of Armand products to the Company over the same periods were $9.8 and $6.6 million, respectively. As of September 26, 2008 and September 28, 2007, the Company had outstanding accounts receivable from Armand of $0.0 and $1.1 million, respectively. Also, the Company had outstanding accounts payable to Armand of $0.1 and $1.1 million as of September 26, 2008 and September 28, 2007, respectively.

For the nine months ended September 26, 2008 and September 28, 2007, the Company invoiced The ArmaKleen Company, (“ArmaKleen”), which is 50% owned by the Company, $2.0 and $2.2 million, respectively, for administration and management oversight services (which were recorded as a reduction of selling, general and administrative expenses). Sales of inventory to ArmaKleen over the same periods were $3.9 and $3.9 million, respectively. As of September 26, 2008 and September 28, 2007, the Company had outstanding accounts receivable from ArmaKleen of $0.7 and $0.8 million, respectively.

14.	Sale of Subsidiaries

In February 2008, the Company sold its wholly-owned British subsidiary, Brotherton Specialty Products Ltd. (“Brotherton”) for a total of $11.2 million, net of fees.  The sale resulted in a pretax gain of $3.0 million (after a working capital adjustment), which was included as a reduction of selling, general and administrative (“SG&A”) expenses in the Specialty Products Division.

During the third quarter of 2008, the Company sold its Consumer International subsidiary in Spain for a total of $6.0 million, after a working capital adjustment not yet received.  The transaction resulted in a pre tax charge of $3.5 million, which has been recorded in SG&A expense for the Consumer International segment. As a result of the sale, a $4.0 million tax benefit was also recorded as a reduction to tax expense.

15.	Plant Shutdown

On June 5, 2008, the Company announced plans to construct a new integrated laundry detergent manufacturing plant and distribution center in York County, Pennsylvania. Construction began in September 2008, and the facility is scheduled to be operational by the end of 2009. In conjunction with the opening of the new facility, the Company will close its existing laundry detergent manufacturing plant and distribution facility in North Brunswick, New Jersey.

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

The Company expects to invest approximately $150.0 million in capital expenditures to build the facility and incur the following cash and non–cash costs relating to the closing of the North Brunswick complex, which are included in Cost of Sales for the Consumer Domestic segment:

Cash Costs
Severance - $4.8 million
Exit and disposal costs - $6.0 million

Non Cash Costs

Accelerated Depreciation - $21.0 million

The severance costs are being recognized ratably over the employees’ respective service requirement. As of the end of the third quarter of 2008, the Company accrued $1.1 million for severance costs.  The exit and disposal costs, which include asset disposition and lease related costs, will not be incurred until late in 2009 and early 2010. As a result, no expense has yet been recognized for these costs. The Company anticipates it will incur approximately $3.0 million in exit and disposal costs in 2009 and the balance of the exit and disposal costs in 2010.

The accelerated depreciation charge is being recognized ratably over the remaining life of the North Brunswick complex. The  Company recorded a charge of $1.1 million and $3.5 million related to the accelerated depreciation in the second and third quarters of 2008, respectively.

16.	Segment Information

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

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of September 26, 2008.  The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested in the first quarter of 2008 as part of the sale of its wholly-owned British subsidiary, Brotherton Specialty Products Ltd. The equity in earnings of Armand and ArmaKleen for the nine months ended September 26, 2008 and Esseco for the two months ended February 29, 2008, prior to its sale, is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before taxes and minority interest for the three and nine month periods ended September 26, 2008 and September 28, 2007, and identifiable assets for September 26, 2008 and December 31, 2007 were as follows:

(In thousands)	Consumer Domestic (3)	Consumer International (3)	SPD	Corporate	Total
Net Sales (1)
Third Quarter 2008	$444,750	$112,566	$73,356	$-	$630,672
Third Quarter 2007	$405,369	$107,992	$67,077	$-	$580,438
First Nine Months of 2008	$1,239,086	$325,069	$213,343	$-	$1,777,498
First Nine Months of 2007	$1,158,540	$296,525	$186,180	$-	$1,641,245
Income before Minority Interest and Income Taxes(2)
Third Quarter 2008	$59,109	$7,713	$5,375	$2,443	$74,640
Third Quarter 2007	$57,755	$15,404	$4,263	$1,797	$79,219
First Nine Months of 2008	$183,035	$26,455	$21,033	$6,975	$237,498
First Nine Months of 2007	$158,250	$37,799	$13,911	$5,817	$215,777
Identifiable Assets
September 26, 2008	$2,229,725	$353,248	$170,549	$89,154	$2,842,676
December 31, 2007	$1,877,924	$384,674	$185,768	$84,124	$2,532,490

(1)
Intersegment sales from Consumer International to Consumer Domestic were $1.0 million and $0.9 million for the third quarter ended September 26, 2008 and September 28, 2007, respectively. Intersegment sales from Consumer International to Consumer Domestic were $4.5 million and $3.8 million for the nine months ended September 26, 2008 and September 26, 2007, respectively.

(2)
In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit. The Corporate segment income consists of equity in earnings of affiliates.

(3)
As of January 1, 2008, the Company modified its organizational structure, resulting in a change in classification of certain Consumer Domestic export sales to Consumer International.  Therefore, 2007 results have been restated to reflect a reclassification in sales of $2.4 million and $7.8 million for the three and nine months ended September 28, 2007, respectively, from the Consumer Domestic segment to the Consumer International segment.  In addition, Income Before Minority Interest and Income Taxes of $0.2 million and $1.1 million for the three and nine months ended September 26, 2007, respectively, has been reclassified from the Consumer Domestic segment to the Consumer International segment.

The following table sets forth product line revenues from external customers for the three and nine months ended September 26, 2008 and September 28, 2007.

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands)	2008	2007	2008	2007
Household Products	$278,585	$260,244	$787,933	$741,426
Personal Care Products	166,165	145,125	451,153	417,114
Total Consumer Domestic	444,750	405,369	1,239,086	1,158,540
Total Consumer International	112,566	107,992	325,069	296,525
Total SPD	73,356	67,077	213,343	186,180
Total Consolidated Net Sales	$630,672	$580,438	$1,777,498	$1,641,245

Household Products include deodorizing and cleaning products and laundry products. Personal Care Products include condoms, pregnancy kits, oral care and skin care products.

Supplemental Financial Information of Guarantor and Non-Guarantor Operations

Effective in the third quarter of 2008, the Company merged the remaining guarantor subsidiary with respect to its 6% senior subordinated notes into the Company.  As a result, the Company no longer is providing consolidating information responsive to the disclosure requirement of Rule 3-10 of Regulation S-X.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated Results

Net Sales

Net Sales for the quarter ended September 26, 2008 were $630.7 million, $50.2 million or approximately 9% above the third quarter of 2007.  Of that increase, approximately 4% is due to sales of products acquired from the Orajel Acquisition, partially offset by the loss of sales due to the divestiture in the first quarter of 2008 of Brotherton Specialty Products, Ltd. (“Brotherton”), a small United Kingdom Specialty Products subsidiary.  In addition, approximately 1% of the increase in net sales is a result of foreign exchange rate changes, and the balance is primarily due to higher prices, sales mix, and, to a lesser extent, higher unit volumes.

Net Sales for the nine months ended September 26, 2008 were $1,777.5 million, $136.3 million or approximately 8% above the comparable nine month period of 2007. Of that increase, approximately 1% is due to sales of products acquired from the Orajel Acquisition, partially offset by the loss of sales due to the divestiture of Brotherton in the first quarter of 2008, approximately 1% is a result of foreign exchange rate changes, approximately 4% is due to higher prices and sales mix and 2% is due to higher unit volume.

Operating Costs

The Company’s gross profit was $251.1 million for the quarter ended September 26, 2008, a $21.7 million increase as compared to the same period in 2007.  Gross margin increased 30 basis points to 39.8% in the third quarter as compared to 39.5% in the same quarter last year. The increase in gross margin includes price increases, cost reduction programs, liquid laundry detergent concentration, the higher margins associated with the sales of products relating to the Orajel Acquisition, and the completion of the manufacturing synergies relating to the businesses acquired from Orange Glo International, Inc. (“OGI”) in 2006.  These factors were partially offset by higher commodity costs and hedging losses due to declining diesel prices.  The gross profit increase was partially offset by $4.3 million related to the closing of an existing manufacturing facility (see Note 15 to the condensed consolidated financial statements included in this report). For the nine month period ended September 26, 2008, gross profit increased $71.7 million to $717.7 million. Gross margin increased 100 basis points to 40.4% in the nine months of 2008 as compared to 39.4% in the same period last year. The reasons for the increase in the gross margin percentage are consistent with those in the third quarter.

Marketing expenses were $79.7 million in the third quarter, an increase of $10.0 million as compared to the same period in 2007. The increased marketing spending included expenses for products acquired in the Orajel Acquisition.  Expenses for the Company’s existing products were higher in support of ARM & HAMMER ESSENTIALS Cleaners, ARM & HAMMER liquid laundry detergent, OXICLEAN powder and ARM & HAMMER SUPER SCOOP cat litter. Marketing expense as a percentage of net sales increased 60 basis points to 12.6% in the third quarter as compared to 12.0% in last year’s third quarter.  Marketing expenses for the first nine months of 2008 was $212.4 million, an increase of $30.7 million as compared to the same period in 2007. The reason for the increase is consistent with that of the third quarter, as well as increased expenses in support of TROJAN condoms.

Selling, general and administrative expenses (“SG&A”) were $85.8 million in the third quarter of 2008, an increase of $14.7 million as compared to the same period in 2007.  The primary reasons for the increase in SG&A were operating expenses related to the Orajel Acquisition, foreign exchange rate changes, costs associated with selling the Company’s small subsidiary in Spain, higher legal costs primarily relating to litigation against Abbott Laboratories (see paragraph f in Note 12 of the notes to condensed consolidated financial statements included in this report), higher research and development costs in support of new products, and higher stock option expenses.  In addition, the third quarter of 2007 included a $3.3 million gain on the sale of certain property owned by the Company’s Canadian subsidiary.  SG&A for the first nine months of 2008 was $245.1 million, an increase of $28.1 million over the same period in 2007 due to the items noted above for the third quarter as well as a $5.6 million asset impairment charge recorded at one of the Company’s foreign subsidiaries in the first quarter of 2008, of which $5.4 million is included in SG&A, additional legal costs due to the ongoing lawsuit with Abbott Laboratories and higher selling expenses in support of higher sales. These increases were partially offset by the $3.0 million gain recorded in the first quarter of 2008 for the divestiture of Brotherton.

Other Income and Expense

Other expense was approximately $2.9 million in the third quarter of 2008 as compared to other income of $1.3 million in the same period of 2007. Other expense was approximately $0.6 million in the first nine months of 2008 as compared to other income of $1.4 million in the same period of 2007. The expense in the third quarter of 2008 is primarily due to foreign exchange losses, which offsets foreign exchange gains recorded during the first half of 2008, as a result of a strengthening US dollar.

Interest expense in the three and nine month periods ended September 26, 2008 decreased $2.9 million and $9.2 million respectively, compared to the same periods in 2007. The decline was due to lower interest rates and lower average debt outstanding compared to the prior year. In July 2008, the Company incurred additional indebtedness as a result of the Orajel Acquisition; however, this indebtedness was offset by reductions in indebtedness resulting from the conversion of all but a nominal amount of the Company’s convertible debt into common stock in the third quarter of 2008, the reduction of most of the outstanding amounts under of the Company’s accounts receivable securitization facility and mandatory repayments under the Company’s term loan.

Investment income in the three month period ended September 26, 2008 decreased $0.9 million due to lower interest rates and lower average cash for investment as compared to the same period in 2007, reflecting cash used to fund the Orajel Acquisition.  Investment income in the nine month period ended September 26, 2008 increased $0.5 million compared to the same period in 2007. This change was due to higher average available cash for investment during the period partially offset by lower interest rates.

Taxation

The effective tax rate in the third quarter of 2008 was 34.4% compared to 34.7% in the prior year’s third quarter.  This year’s tax rate reflected a tax benefit of $4.0 million related to the divestiture of the subsidiary in Spain.  Last year’s tax rate reflected a $1.3 million benefit due to the reduction of tax liabilities.   In October 2008, the research tax credit was extended retroactive to January 1, 2008, and the Company will recognize the benefit of the credit in the fourth quarter of 2008.  The Company does not believe the amount of unrecognized tax benefits will significantly change within twelve months of the reporting date.

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

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of September 26, 2008.  The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested  in the first quarter of 2008 as part of the sale of Brotherton. The equity in earnings of Armand and ArmaKleen for the nine months ended September 26, 2008 and Esseco for the two months ended February 29, 2008, prior to its sale, is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before taxes and minority interest for the three and nine month periods ended September 26, 2008 and September 28, 2007, and identifiable assets for September 26, 2008 and December 31, 2007 were as follows:

(In thousands)	Consumer Domestic (3)	Consumer International (3)	SPD	Corporate	Total
Net Sales (1)
Third Quarter 2008	$444,750	$112,566	$73,356	$-	$630,672
Third Quarter 2007	$405,369	$107,992	$67,077	$-	$580,438
First Nine Months of 2008	$1,239,086	$325,069	$213,343	$-	$1,777,498
First Nine Months of 2007	$1,158,540	$296,525	$186,180	$-	$1,641,245
Income before Minority Interest and Income Taxes(2)
Third Quarter 2008	$59,109	$7,713	$5,375	$2,443	$74,640
Third Quarter 2007	$57,755	$15,404	$4,263	$1,797	$79,219
First Nine Months of 2008	$183,035	$26,455	$21,033	$6,975	$237,498
First Nine Months of 2007	$158,250	$37,799	$13,911	$5,817	$215,777
Identifiable Assets
September 26, 2008	$2,229,725	$353,248	$170,549	$89,154	$2,842,676
December 31, 2007	$1,877,924	$384,674	$185,768	$84,124	$2,532,490

(1)
Intersegment sales from Consumer International to Consumer Domestic were $1.0 million and $ 0.9 million for the third quarter ended September 26, 2008 and September 28, 2007, respectively. Intersegment sales from Consumer International to Consumer Domestic were $4.5 million and $3.8 million for the nine months ended September 26, 2008 and September 26, 2007, respectively.

(2)
In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit. The Corporate segment income consists of equity in earnings of affiliates.

(3)
As of January 1, 2008, the Company modified its organizational structure, resulting in a change in classification of certain Consumer Domestic export sales to Consumer International.  Therefore, 2007 results have been restated to reflect a reclassification in sales of $2.4 million and $7.8 million for the three and nine months ended September 28, 2007, respectively, from the Consumer Domestic segment to the Consumer International segment.  In addition, Income Before Minority Interest and Income Taxes of $0.2 million and $1.1 million for the three and nine months ended September 26, 2007, respectively, has been reclassified from the Consumer Domestic segment to the Consumer International segment.

Product line revenues for external customers for the three and nine months ended September 26, 2008, and September 28, 2007, were as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands)	2008	2007	2008	2007
Household Products	$278,585	$260,244	$787,933	$741,426
Personal Care Products	166,165	145,125	451,153	417,114
Total Consumer Domestic	444,750	405,369	1,239,086	1,158,540
Total Consumer International	112,566	107,992	325,069	296,525
Total SPD	73,356	67,077	213,343	186,180
Total Consolidated Net Sales	$630,672	$580,438	$1,777,498	$1,641,245

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2008 were $444.8 million, an increase of $39.4 million or a 9.7% increase as compared to 2007 third quarter sales of $405.4 million.  Of the increase, approximately 5% relates to sales of products acquired in the Orajel Acquisition, with the remainder split evenly between higher unit volumes and a combination of higher prices and improved sales mix. At a product line level, sales of XTRA liquid laundry detergent, ARM & HAMMER liquid laundry detergent, OXICLEAN, ARM & HAMMER powder laundry detergent and ARM & HAMMER SUPER SCOOP cat litter were all higher than in the third quarter of 2007. Consumer Domestic net sales also benefited from February 2008 price increases on condoms and baking soda and the May 2008 price increases on ARM & HAMMER powder laundry detergent, NICE’N FLUFFY liquid fabric softener and the launch of ARM & HAMMER Essentials household cleaners. These increases were partially offset by lower sales of KABOOM household cleaner and certain toothpaste brands, and lower antiperspirant sales.

Net Sales for the nine months ended September 26, 2008 were $1,239.1 million, an increase of $80.5 or approximately 7.0% compared to net sales of $1,158.5 million during the first nine months of 2007. The increase is due to sales of products acquired in the Orajel Acquisition, higher unit volumes, higher prices (resulting, in part, from lower promotion costs) and a favorable sales mix.  At the product line level, sales of ARM & HAMMER and XTRA liquid laundry detergent were higher than in the first nine months of 2007. Other brands that contributed to higher sales were ARM & HAMMER SUPER SCOOP cat litter, OXICLEAN, ARM & HAMMER powder laundry detergent, FIRST RESPONSE pregnancy kits, and ARM & HAMMER dental care.  These increases were partially offset by lower sales of other toothpaste brands, and lower antiperspirant sales.

Consumer Domestic Income before Minority Interest and Income Taxes for the third quarter of 2008 was $59.1 million, a $1.4 million increase as compared to the third quarter of 2007. The impact of higher net sales,  synergies related to the manufacturing integration of the OGI business, the shift to concentrated liquid laundry detergent, the Orajel Acquisition and lower allocated interest expense, was partially offset by accelerated depreciation and other expenses associated with the Company’s planned 2009 shutdown of its North Brunswick New Jersey facility (see Note 15 to the condensed consolidated financial statements included in this report), higher commodity costs, a loss reflecting a reduction in the market value of the Company’s diesel fuel hedge agreements due to declining diesel fuel prices, and the marketing and SG&A costs addressed above.

Consumer Domestic Income before Minority Interest and Income Taxes for the nine month period ended September 26, 2008 was $183.0 million, a $24.8 million increase as compared to the first nine months of 2007. Profits from higher net sales, synergies related to the manufacturing integration of the OGI business, the shift to concentrated liquid laundry detergent, the Orajel Acquisition and lower allocated interest expense were partially offset by accelerated depreciation and other expenses associated with the Company’s planned 2009 shutdown of its North Brunswick New Jersey facility (see Note 15 to the condensed consolidated financial statements included in this report), and higher commodity costs, marketing and SG&A noted earlier.

Consumer International

Consumer International net sales were $112.6 million in the third quarter of 2008, an increase of $4.6 million or approximately 4.2% as compared to the third quarter of 2007. However, this increase was entirely due to the 5.0% impact of foreign currency exchange rate charges.  In addition, higher selling prices were offset by lower unit volumes. At a country level, higher sales in England, Australia and higher U.S. exports were offset by lower sales in France.

Consumer International net sales in the first nine months of 2008 were $325.1 million, an increase of $28.5 million or approximately 10% as compared to the same period in 2007. Of the increase, approximately 8% is associated with favorable foreign exchange rate changes. The balance of the increase primarily was due to the higher unit volumes. At a country level, higher sales in Australia, England, Mexico, China and higher U.S. exports were partially offset by lower sales in France and Canada.

Consumer International Income before Minority Interest and Income Taxes was $7.7 million in the third quarter of 2008, a decrease of $7.7 million as compared to the third quarter of 2007. The decrease was due to the pre tax loss on the sale of a subsidiary in Spain in the third quarter of 2008 and higher marketing expenses, partially offset by a reduction in allocated interest expense.  In addition, third quarter 2007 Income before Minority Interest and Income Taxes reflected a gain of $3.3 million on the sale of certain property owned by the Company’s Canadian subsidiary.  For the first nine months of 2008, Income before Minority Interest and Income Taxes was $26.5 million, a $11.3 million decrease as compared to the first nine months of 2007. Offsetting the favorable net sales performance were asset impairment charges of $5.6 million, severance costs in one of the Company’s European subsidiaries, increased tradename amortization expense as a result of the recharacterization of certain indefinite lived assets to finite lived assets (see Note 8 to the condensed consolidated financial statements included in this report) and the $3.5 million pre tax loss on the sale of a foreign subsidiary in 2008.

Specialty Products (SPD)

Specialty Products net sales were $73.4 million in the third quarter of 2008, an increase of $6.3 million or 9.4% as compared to the third quarter of 2007. This increase is principally due to higher prices. The animal nutrition sales increase also reflects a pricing surcharge on certain products first applied during the third quarter of 2007 to recover extraordinary cost increases for a key raw material.

Specialty Products net sales were $213.3 million for the first nine months of 2008, an increase of $27.2 million, or 14.6% as compared to the same period of 2007. This increase is principally due to higher prices. The animal nutrition sales increase also reflects a pricing surcharge on certain products first applied during the third quarter of 2007 to recover extraordinary cost increases for a key raw material.

Specialty Products Income before Minority Interest and Income Taxes was $5.4 million in the third quarter of 2008, an increase of $1.1 million as compared to the third quarter of 2007, and was $21.0 million for the first nine months of 2008, an increase of $7.1 million as compared to the same nine month period of 2007. The increase is principally the result of profits on higher net sales, partially offset by higher raw material costs for certain animal nutrition and specialty chemical products and, for the nine month period, higher SG&A.

Liquidity and Capital Resources

Net Debt

The Company had outstanding total debt of $881.7 million and cash of $175.7 million (of which approximately $49.5 million resides in foreign subsidiaries) at September 26, 2008.  Total debt less cash (“net debt”) was $706.0 million at September 26, 2008. This compares to total debt of $856.0 million and cash of $249.8 million, resulting in net debt of $606.2 million at December 31, 2007.

On July 7, 2008, the Company purchased substantially all of the assets and certain liabilities of Del Laboratories, Inc. (the “Orajel Acquisition”) for $383.2 million.  In connection with the acquisition, the Company increased its bank debt by $250.0 million. The balance of the acquisition cost ($133.2 million including fees) was funded with available cash. The terms and conditions of the new debt are consistent with those of the Company’s existing bank debt.

The Company entered into two zero cost collar cash flow hedge agreements covering $100.0 million of debt, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its bank debt.  The hedge agreements have terms of 5 and 3 years, respectively, each with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to expense of $0.3 million in the third quarter of 2008 and $0.8 million in the first nine months of 2008 as a result of these agreements. All other changes in the hedging options’ fair value are recorded in Accumulated Other Comprehensive Income on the balance sheet.

Cash Requirements

The Company currently has $175.7 million in cash and $115.0 million available through an accounts receivable securitization facility, of which $100.0 million is available.  The facility renews annually in April 2009 and the Company is confident that this facility will be available to be drawn-on beyond that date. The Company also has a $100.0 million revolving credit facility, of which approximately $95.0 million is undrawn. The Company anticipates that its cash from operations, along with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs (including the cash requirements related to construction of its new laundry detergent and warehouse facility in York County, Pennsylvania, discussed below), pay its dividend at current rates and meet its mandatory debt repayment schedule over the next twelve months.

Sources and Uses of Cash
	Nine Months Ended
	September 26,	September 28,
Cash Flow Analysis (In millions)	2008	2007
Net Cash Provided by Operating Activities	$222.1	$159.3
Net Cash Used in Investing Activities	$(410.9)	$(29.7)
Net Cash Provided by (Used in) Financing Activities	$116.5	$(65.7)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first nine months of 2008 increased $62.9 million to $222.1 million as compared to the same period in 2007. The increase was primarily due to working capital improvements, higher net income, and higher non-cash expenses such as asset impairments and write-offs partially offset by the gain recorded on the sale of Brotherton (see Note 14) and a lower benefit from deferred income taxes.

For the nine months ending September 26, 2008, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable increased $12.2 million due to increases at certain foreign subsidiaries as a result of seasonality of certain products and business growth.

Inventories increased $7.6 million primarily to support higher anticipated sales.

Prepaid expenses and other current assets increased due to payments made to vendors to set prices for certain raw materials through the end of 2008.

Accounts payable and other accrued expenses increased $16.6 million primarily due to the timing of payments and increased marketing spending accruals.

Taxes payable increased $8.4 million due to higher tax expense associated with higher earnings.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2008 was $410.9 million, reflecting $383.2 million for the Orajel Acquisition, $43.6 million of property, plant and equipment expenditures, partially offset by $11.2 million received from the sale of Brotherton, $4.4 million received from the sale of a foreign subsidiary in Spain and $1.3 million received in connection with a note receivable.

On June 5, 2008, the Company announced plans to construct a new laundry detergent manufacturing plant and distribution center in York County, Pennsylvania and to close its existing laundry detergent manufacturing and distribution facility in North Brunswick, New Jersey.  The Company anticipates that capital expenditures in connection with construction of the new facility, which is expected to be operational by the end of 2009, will be approximately $150 million, and cash expenditures relating to the closing of the North Brunswick facilities will be approximately $11 million. The Company anticipates it will spend between $45 to $50 million in 2008 and $100 million in 2009 to build the plant and distribution center and estimates it will spend approximately $3 million in 2009 and the balance primarily in 2010 associated with closing the facility.  The costs will be funded using the Company’s existing credit facilities and available cash. See Note 15 to the condensed consolidated financial statements included in this report for additional information.

Net Cash Provided by Financing Activities – Net cash provided by financing activities during the first nine months of 2008 was $116.5 million. This reflects borrowings of $250.0 million for the Orajel Acquisition offset by a $100.0 million repayment under the Company’s accounts receivable securitization facility and mandatory payments on the Term Loan of $27.1 million. Payments of cash dividends of $16.8 million and deferred financing payments of $8.4 million were offset partially by proceeds of and tax benefits from stock option exercises of $16.1 million.

Adjusted EBITDA is a required component of the financial covenants contained in the Company's primary credit facility.  Management believes that Adjusted EBITDA is useful to investors as a financial indicator of the Company's ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States.  Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met could result in an event of default and trigger the early termination of the credit facility, if not remedied within a specified period of time.  The leverage ratio for the 12 months ended September 26, 2008 was 2.02, which is below the maximum of 3.5 permitted under the credit facility, and the interest coverage ratio for the twelve months ended September 26, 2008 was 8.85, which is above the minimum of 3.0 permitted under the credit facility.  The Company’s obligations under the credit facility are secured by the assets of the Company.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” to replace SFAS No. 141, “Business Combinations.”  SFAS No. 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations consummated following adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The statement is effective as of January 1, 2009.  This statement requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and (iii) how derivative instruments and related hedged items affect the Company’s financial results. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies and categorizes the order of priority of the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied to these awards.   FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial statements.

In June 2008, the FASB ratified EITF 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements.”  EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company has short and long-term floating rate debt. If the floating rate were to change by 100 basis points from the September 26, 2008 level, annual interest expense associated with the floating rate debt, as adjusted to reflect the effect of the Company’s interest rate collars, would be affected by approximately $6.0 million.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Brazilian Real. The Company is also subject to foreign exchange translation exposure as a result of its foreign operations.

A 10% change in the exchange rates for the U.S. Dollar to the currencies noted above at September 26, 2008 would affect currency gain or loss for the nine month period by approximately $4.0 million.

Diesel Fuel Hedge

In January 2008, the Company entered into agreements with a financial institution to hedge approximately half of its notional diesel fuel requirements for 2008, and in July 2008, the Company entered into an additional hedge for approximately 20% of its 2009 requirements.  These agreements were based on the diesel fuel consumed by independent freight carriers delivering the Company’s products.  These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases that they incur.  The hedge agreement is designed to mitigate the volatility of diesel fuel pricing and the resulting per mile surcharges payable by the Company by setting a fixed price per gallon for the year.  Because the diesel hedge instruments do not qualify for hedge accounting under SFAS 133 (“Accounting for Derivative Instruments and Hedging Activities”), the Company has marked the instruments to market at the end of the third quarter and will do so throughout the life of the agreements. The change in the market value of the hedge agreements resulted in a $3.2 million loss for the three months ending September 26, 2008 and a $1.7 million gain for the nine months ended September 26, 2008, which are reflected in cost of sales.

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

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements, including, among others, statements relating to short- and long-term financial objectives, sales and earnings growth, margin improvement, price increases, marketing spending, the Orajel Acquisition, the shift to concentrated liquid laundry detergent, the Company’s diesel fuel hedge program, increases in research and development and product development spending, effective tax rate, unrecognized tax benefits, the proposed closing of the Company’s facilities in North Brunswick, New Jersey, the investment in a new facility in York County, Pennsylvania, available credit facilities and the redemption of the Company’s $100 million outstanding principal amount of Convertible Debentures.  These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include a decline in market growth and consumer demand (including the effect of political and economic events on consumer demand); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers; competition; consumer reaction to new product introductions and features; and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

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

In addition to the other information set forth and noted below in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.

We face risks related to the current credit crisis.
The Company currently generates significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity. However, current uncertainty in the global economic conditions resulting from the recent disruption in credit markets pose a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

ITEM 6.	EXHIBITS

	(3.1)
Restated Certificate of Incorporation of the Company, as amended through May 9, 2005 – incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

	(3.2)	By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated November 5, 2007.

•	(10.1)	Asset Purchase Agreement, dated as of March 28, 2008, by and between Church & Dwight Co., Inc. and Del Pharmaceuticals, Inc.

•	(11)	Computation of earnings per share.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	November 4, 2008	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE:	November 4, 2008	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

	(3.1)
Restated Certificate of Incorporation of the Company, as amended through May 9, 2005 – incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

	(3.2)	By-laws of the Company as amended – incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated November 5, 2007.

•	(10.1)	Asset Purchase Agreement, dated as of March 28, 2008, by and between Church & Dwight Co., Inc. and Del Pharmaceuticals, Inc.

•	(11)	Computation of earnings per share.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	•	Indicates documents filed herewith.