Form 10-K
period 2008-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2009-02-24
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission File Number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 North Harrison Street, Princeton, N.J.	08543-5297
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (609) 683-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 27, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.3 billion. For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 27, 2008.

As of February 20, 2009, 70,141,472 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2009 are incorporated by reference in Items 10 through 14 of Item III of this Annual Report on Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to short- and long-term financial objectives, sales and earnings growth, earnings per share, margin improvement, price increases, marketing spending, the Orajel Acquisition, assets held for sale, the shift to concentrated liquid laundry detergent, the Company’s diesel fuel hedge program, increases in research and development and product development spending, interest rate collars, effective tax rate, unrecognized tax benefits, capital expenditures, pension plan contributions, the closing of the Company’s facilities in North Brunswick, New Jersey and the investment in a new facility in York County, Pennsylvania. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include a decline in market growth and consumer demand (including the effect of political, economic and marketplace conditions and events on consumer demand); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers; competition; the impact of retailer actions in response to changes in consumer demand and the economy including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART I

PART I

ITEM 1.	BUSINESS

GENERAL

The Company, founded in 1846, develops, manufactures and markets a broad range of household, personal care and specialty products under well-recognized brand names, including ARM & HAMMER and TROJAN. The Company’s business is divided into three primary segments, Consumer Domestic, Consumer International and Specialty Products. The Consumer Domestic segment includes household products for deodorizing and cleaning, such as ARM & HAMMER baking soda and cat litter and SCRUB FREE, KABOOM, ORANGE GLO and BRILLO cleaning products; and laundry products, such as XTRA and ARM & HAMMER laundry detergents, OXICLEAN pre-wash laundry additive and NICE’N FLUFFY fabric softener. This segment also includes personal care products, such as TROJAN condoms, NAIR depilatories, FIRST RESPONSE and ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant, ARM & HAMMER, CLOSE-UP and AIM toothpastes, ORAJEL oral analgesics and SPINBRUSH battery-operated toothbrushes. The Consumer International segment primarily sells a variety of personal care products, some of which use the same brands as our domestic product lines, in international markets, including France, the United Kingdom, Canada, Mexico, Australia, Brazil and China. The Specialty Products segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2008, the Consumer Domestic, Consumer International and Specialty Products segments represented approximately 71%, 17% and 12%, respectively, of the Company’s net sales.

All domestic brand “rankings” contained in this report are based on dollar share rankings from AC Nielsen FDM excluding Wal-Mart for the 52 weeks ending December 27, 2008. Foreign brand “rankings” are derived from several sources.

2008 DEVELOPMENTS

On February 29, 2008, the Company sold its wholly-owned British subsidiary, Brotherton Speciality Products Ltd. (“Brotherton”) for a total of $11.2 million, net of fees. The sale resulted in a pretax gain of $3.0 million, which was included as a reduction of selling, general and administrative (“SG&A”) expenses in the Specialty Products Segment.

On June 5, 2008, the Company announced plans to construct a new integrated laundry detergent manufacturing plant and distribution center in York County, Pennsylvania. Construction began in September 2008, and the facility is scheduled to be operational by the end of 2009. In conjunction with the opening of the new facility, the Company will close its existing laundry detergent manufacturing plant and distribution facility in North Brunswick, New Jersey. The North Brunswick facility is comprised of five separate buildings, which has resulted in significant inefficiencies and cannot accommodate expansion to address expected future growth. The Company plans to provide severance and transition benefits to approximately 300 affected employees at the North Brunswick complex, as well as consideration for employment opportunities at other Company operations.

On July 7, 2008, the Company purchased the net assets of the Del Pharmaceuticals, Inc. over-the-counter business from Coty, Inc. (the “Orajel Acquisition”) for cash consideration of $383.4 million, including fees. Products acquired from Del Pharmaceuticals, Inc. include the ORAJEL brand of oral analgesics and various other over-the-counter brands (“OTC”). The Company funded the acquisition with additional bank debt of $250.0 million and available cash. The terms and conditions of the additional borrowing are consistent with those of the Company’s existing bank debt.

The Company called for redemption on August 15, 2008 (the “Redemption Date”) of all its outstanding 5.25% Senior Convertible Debentures due 2033 (the “Debentures”) at 101.50% of the principal amount of the Debentures plus accrued and unpaid interest to the Redemption Date. In lieu of surrendering the Debentures for cash redemption, holders could elect to convert their Debentures into shares of the Company’s common stock at the conversion rate of 32.26 shares of the Company’s common stock per $1,000 principal amount of Debentures (equivalent to a conversion price of $31.00 per share). Holders of $99.9 million principal amount of the Debentures that were outstanding when the Debentures were called for redemption converted their Debentures into 3,222,293 shares of Company common stock, and on the Redemption Date, the Company redeemed the remaining nominal principal amount of Debentures for cash.

On August 29, 2008, the Company sold its wholly-owned subsidiary in Spain for a total of $6.0 million. The transaction resulted in a pretax charge of $3.5 million, which has been recorded in SG&A expense for the Consumer International segment. As a result of the sale, a $4.0 million tax benefit was also recorded as a reduction to tax expense.

FINANCIAL INFORMATION ABOUT SEGMENTS

As noted above, the Company’s business is organized into three reportable segments, Consumer Domestic, Consumer International and Specialty Products (“SPD”). These segments are based on differences in the nature of products and organizational and ownership structures. The businesses of these segments generally are not seasonal, although the Consumer Domestic and Consumer International segments are affected by sales of SPINBRUSH, which typically are higher during the fall, in advance of the holiday season, and sales of the depilatories and waxes product group, which typically are higher in the spring and summer months. Information concerning the net sales, operating income and identifiable assets of each of the segments is set forth in Note 19 to the consolidated financial statements included in this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is Item 7 of this report.

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
CLASS ACT Condoms
FIRST RESPONSE Home Pregnancy and Ovulation Test Kits
ANSWER Home Pregnancy and Ovulation Test Kits
NAIR Depilatories, Lotions, Creams and Waxes
CARTERS LITTLE PILLS Laxative
ORAJEL Oral Analgesics

Household Products

In 2008, household products constituted approximately 63% of the Company’s Domestic Consumer sales and approximately 45% of the Company’s total sales.

The ARM & HAMMER trademark was adopted in 1867. ARM & HAMMER Baking Soda remains the leading brand of baking soda in terms of consumer recognition of the brand name and reputation for quality and value. The deodorizing properties of baking soda have led to the development of several household products. For example, the Company markets ARM & HAMMER FRIDGE FRESH, a refrigerator deodorizer equipped with both a baking soda filter to keep food tasting fresher and an indicator to tell the consumer when the product needs to be replaced. In addition, ARM & HAMMER Carpet and Room Deodorizer is the number two brand in the domestic carpet and room deodorizer market.

The Company’s laundry detergents constitute its largest consumer business, measured by sales volume. The Company markets its ARM & HAMMER brand laundry detergents, in both powder and liquid forms, as value products, priced at a discount from products identified by the Company as market leaders. The Company markets its XTRA laundry detergent in both powder and liquid at a slightly lower price than ARM & HAMMER brand laundry detergents. Although the powder laundry detergent segment continued its long-term steady decline throughout 2008, ARM & HAMMER powder maintained its position as the leading powder detergent value brand by dollar share. The Company also markets XTRA SCENTSATIONS, a highly fragranced and concentrated liquid laundry detergent. In 2008, the Company completed the conversion in the United States of its liquid laundry detergents to a more concentrated and environmentally sensible formula. The Company also markets OXICLEAN pre-wash laundry additive. OXICLEAN is the number one brand in the laundry pre-wash additives market in the U.S. The Company markets ARM & HAMMER plus OXICLEAN liquid and powder laundry detergents, combining the benefits of these two powerful laundry detergent products and OXICLEAN SPRAY AWAY portable instant stain remover. The Company has recently launched OXICLEAN Max Force, a concentrated stain remover.

The Company’s laundry products also include fabric softener sheets that prevent static cling and soften and freshen clothes. The Company markets ARM & HAMMER FRESH ‘N SOFT liquid fabric softener and offers another liquid fabric softener, NICE’N FLUFFY, at a slightly lower price enabling the Company to compete at several price points. In 2009, the Company is launching ARM & HAMMER Total 2-in-1Dryer Cloths, a fabric softener sheet that delivers liquid-like softening, freshening and static control.

The Company markets a line of cat litter products, including ARM & HAMMER SUPER SCOOP clumping cat litter. Line extensions of SUPER SCOOP include ARM & HAMMER Multi-Cat cat litter, designed for households with more than one cat, ARM & HAMMER ODOR ALERT cat litter, with crystals that change color when activated, and ARM & HAMMER ESSENTIALS clumping cat litter, a corn-based scoopable litter made for consumers who prefer to use products made from natural ingredients. The Company also markets a line of pet care products under the LAMBERT KAY brand name. The Company intends to continue to innovate and offer new products under the ARM & HAMMER brand in the household and pet care categories.

The Company markets a line of household cleaning products including CLEAN SHOWER daily shower cleaner, SCRUB FREE bathroom cleaners and SNO BOL toilet bowl cleaner. The Company also markets KABOOM bathroom cleaner and ORANGE GLO household cleaning products.

Personal Care Products

The Company entered the personal care business using the unique strengths of its ARM & HAMMER trademark and baking soda technology, and has expanded its presence through its acquisition of antiperspirants, oral care products, depilatories, reproductive health products and oral analgesics. The personal care market is highly innovative and is characterized by a continuous flow of new products and line extensions and intense competition, requiring heavy advertising and promotion. In 2008, Personal Care Products constituted approximately 37% of the Company’s Consumer Domestic sales and approximately 26% of the Company’s total sales.

ARM & HAMMER Baking Soda, when used as a dentifrice, whitens and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE brand name. In 2008, the Company introduced ARM & HAMMER Age Defying toothpaste, which protects and rebuilds enamel and ARM & HAMMER Whitening Booster, an additive that may be used with any toothpaste for convenient whitening.

The Company also manufactures in the United States and markets in the United States (including Puerto Rico) and Canada, the MENTADENT brand of toothpaste and toothbrushes, and CLOSE-UP, PEPSODENT and AIM toothpaste.

In 2008, the Company purchased and began marketing ORAJEL oral analgesics. In 2009, the Company will add two new products to its portfolio, BABY ORAJEL Cooling Cucumber Teething Gel and BABY ORAJEL Tooth and Gum Cleanser.

The Company markets SPINBRUSH battery-operated toothbrushes in the United States (including Puerto Rico), the United Kingdom, Canada, China, Australia and Japan. In 2008, the SPINBRUSH battery-operated toothbrush was the number one brand of battery-operated toothbrushes in the United States. The Company also markets SPINBRUSH Pro-Select toothbrushes, a two speed version of SPINBRUSH and SPINBRUSH Pro-Recharge, a rechargeable toothbrush offering up to one week of power brushes between charges. In 2008, the Company introduced SPINBRUSH Swirl, a value-oriented product which is designed to encourage manual brush users to convert to battery-operated toothbrushes.

The Company’s deodorant and antiperspirant products are marketed under the ARM & HAMMER, ARRID and LADY’S CHOICE brand names.

Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases (“STDs”). The TROJAN condom brand has been in use for more than 80 years. In 2008, the brand continued its market share leadership in the United States with the success of such products as EXTENDED PLEASURE, HER PLEASURE, TWISTED PLEASURE, SHARED PLEASURE, MAGNUM WITH WARM SENSATIONS, a unique lubricant system which warms the skin on contact for enhanced pleasure, TROJAN Ultra Thin condoms and an expanded line of vibrating rings. In 2008, the Company launched two products in the growing “thin” segment of the condom category, TROJAN THINTENSITY and TROJAN MAGNUM THIN. In 2009, the Company will launch TROJAN 2GO, which contains two condoms in a pocket sized card that makes it easier to discretely carry condoms and TROJAN Ecstasy, a uniquely shaped condom.

In 2008, FIRST RESPONSE was the number one brand in the home pregnancy and ovulation test kit business category. The Company also markets FIRST RESPONSE Rapid Result test kit, designed to tell a woman if she is pregnant within one minute after taking the test and ANSWER, which competes in the value segment of the home pregnancy and ovulation test kit market. In 2009, the Company will launch an at-home female fertility test under the FIRST RESPONSE brand name.

The NAIR line of non-shaving hair removal products is the number two brand in the United States, with innovative products that address consumer needs for quick, complete and longer-lasting hair removal. The Company offers waxes, depilatory creams and cloth strips under the NAIR brand name.

Consumer International

The Consumer International segment markets and sells a variety of personal care products, over-the-counter and household products in international markets, including France, the United Kingdom, Canada, Mexico, Australia, Brazil and China.

Canada, France, the United Kingdom and Mexico accounted for 33%, 21%, 18% and 10%, respectively, of the Company’s international sales in this segment in 2008. No other country in which the Company operates accounts for more than 10% of its total international net sales in this segment, and no brand accounts for more than 11% of its total international net sales in this segment.

Certain of the Company’s international product lines are similar to its domestic product lines. The Company markets depilatories and waxes, home pregnancy and ovulation test kits and oral care products in most of its international markets. For example, the Company markets waxes and depilatory products in France, the United Kingdom, Canada, Mexico, Brazil and Australia, and TROJAN condoms in Canada, Mexico, China and the United Kingdom.

The Company has expanded distribution of ARM & HAMMER products internationally by selling ARM & HAMMER laundry and pet care products in Canada and Mexico. The Company also markets SPINBRUSH battery-operated toothbrushes, primarily in the United Kingdom, Canada, China, Australia and Japan, and OXICLEAN, KABOOM and ORANGE GLO products primarily in Mexico and Canada.

The Company sells PEARL DROPS products in Europe, Canada and Australia and STERIMAR nasal hygiene products in a number of markets in Europe, Latin America, Canada and Australia.

COMPETITION FOR CONSUMER DOMESTIC AND CONSUMER INTERNATIONAL

The Company competes in the oral care and personal care and deodorizing markets using the strengths of its trademarks and technologies. These are highly innovative markets, characterized by a continuous flow of new products and line extensions, and requiring heavy advertising and promotion.

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

Many of the Company’s competitors are large companies, including The Procter & Gamble Company, Sun Products Corporation, The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Henkel AG & Co. KGaA, Reckitt Benckiser Group plc, Johnson & Johnson, Inverness Medical Innovations, Inc. and SSL International plc. Many of these companies have greater financial resources than the Company and have the capacity to outspend the Company if they attempt to gain market share.

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

DISTRIBUTION FOR CONSUMER DOMESTIC

Products in the Consumer Domestic segment are primarily marketed throughout the United States through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, pet specialty stores and dollar stores. The Company employs a sales force based regionally throughout the United States. In each market, the sales force utilizes the services of independent food brokers, who represent our products in the Food, Pet, Dollar and Club classes of trade. The Company’s products are stored in Company plants and public warehouses and are either delivered by independent trucking companies or picked up by customers.

DISTRIBUTION FOR CONSUMER INTERNATIONAL

The Company’s Consumer International distribution network reflects capacity and cost considerations. In Canada, Mexico and Australia, finished goods are warehoused internally and shipped directly to customers through independent freight carriers. In the United Kingdom, Brazil and China, all product distribution is subcontracted to professional distribution companies. In France, distribution of consumer products to mass markets is handled internally while distribution of OTC products to pharmacies and professional diagnostics to laboratories is handled by outside agencies.

Specialty Products (SPD)

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
ARMACAD-G Enhanced Sesquicarbonate
MEGALAC Rumen Bypass Fat
SQ-810 Natural Sodium Sesquicarbonate
BIO-CHLOR and FERMENTEN Rumen Fermentation Enhancers
DCAD Plus Feed Grade Potassium Carbonate(2)

Specialty Cleaners	Commercial & Professional Cleaners and Deodorizers
ARMAKLEEN Aqueous Cleaners(3)
ARMEX Blast Media(3)

(1)	Manufactured and marketed by Armand Products Company, an entity in which the Company holds a joint venture interest.
(2)	Manufactured for the Company by Armand Products Company.
(3)	Distributed in North America by The ArmaKleen Company, an entity in which the Company holds a joint venture interest.

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

The Company has a joint venture, The ArmaKleen Company, with the Safety-Kleen Corporation. The ArmaKleen Company was formed to build a specialty cleaning products business based on the Company’s technology and Safety-Kleen’s sales and distribution organization. In North America, this joint venture distributes the Company’s proprietary product line of aqueous cleaners along with the Company’s ARMEX blast media line, which is designed for the removal of a wide variety of surface coatings. The Company continues to pursue opportunities to build this industrial cleaning business using the Company’s aqueous-based technology as well as the ARMEX blast media line of products.

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

Continuing a trend that began in 2005, the cost of raw materials was substantially higher in 2008, although by the end of 2008 the cost of many of these raw materials retreated from mid-year highs. Despite a second half reduction in cost of many raw materials, the cost of soda ash surfactants, diesel fuel, corrugated paper, liner board and oil-based raw and packaging materials used in the household and specialty products businesses were all higher at the end of 2008 than the prior year average. Moreover, the price of palm fatty acid distillate (PFAD), which generally fluctuates with the price of global vegetable oil, was substantially higher in 2008, although it too had eased off of mid-year highs by the end of the year. The Company offset these increases in 2008 through savings realized in cost improvement programs and price increases on many of its products. Despite a second half reduction in the cost of most commodities, some commodities continued to rise in price. Additional increases in the prices of certain raw materials could further materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

The Company utilizes the services of third party contract manufacturers for certain products, including SPINBRUSH battery-operated toothbrushes that are made by two contract manufacturers located in China.

Following the Orajel Acquisition, certain products acquired in the transaction were manufactured for the Company by Coty, Inc. pursuant to a transition manufacturing agreement. The Company currently is integrating the manufacturing of these products at an existing Company facility, which is expected to be completed by the end of 2009.

PATENTS AND TRADEMARKS

The Company’s trademarks (identified throughout this annual report in capitalized letters), including ARM & HAMMER, are registered with the United States Patent and Trademark Office and also with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by the Company since the late 1800’s, and is a valuable asset and important to the successful operation of the Company’s business. The Company’s other valuable trademarks include TROJAN, NAIR, ORAJEL, FIRST RESPONSE, MENTADENT, CLOSE-UP, AIM, PEPSODENT, XTRA, BRILLO, ARRID, KABOOM, ORANGE GLO, SCRUB FREE, OXICLEAN, CLEAN SHOWER and SPINBRUSH. United States trademark registrations have a term of 10 years and are renewable every 10 years so long as the trademarks are used in the regular course of trade. The Company’s portfolio of trademarks represent substantial goodwill in the businesses using the trademarks.

United States patents are currently granted for a term of 20 years from the date the patent application is filed. Although the Company actively seeks and maintains a number of patents, no single patent is considered significant to the business as a whole.

In conjunction with the 2005 SPINBRUSH acquisition from Procter & Gamble, the Company received a royalty free license to use the Crest tradename until October 29, 2009 and Procter & Gamble agreed to refrain from using the Crest tradename for two years thereafter. The Company recently completed a transition plan to remove the Crest tradename from its SPINBRUSH products. The Company cannot predict the effect of the loss of the tradename will have on SPINBRUSH sales and profitability.

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2008, 2007 and 2006, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates were 22%, 22% and 21%, respectively, of the Company’s total consolidated net sales. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

RESEARCH & DEVELOPMENT

The Company conducts research and development activities primarily at its Princeton and Cranbury facilities in New Jersey. The Company devotes significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features and to provide increased convenience and value to its customers. To increase its innovative capabilities, the Company engages outside contractors for general research and development in activities beyond its core areas of expertise. During 2008, $51.2 million was spent on research and development activities as compared to $49.8 million in 2007 and $44.7 million in 2006.

GOVERNMENT REGULATION

Some of the Company’s products are subject to regulation under the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration and the Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act, which are administered by the Environmental Protection Agency. The Company is also subject to regulation by the Federal Trade Commission in connection with the content of its labeling, advertising, promotion, trade practices and other matters. The Company’s relationship with certain union employees may be overseen by the National Labor Relations Board. The Company’s activities are also regulated by various agencies of the states, localities and foreign countries in which the Company sells its products.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to federal, state and local regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. The Company endeavors to take actions necessary to comply with such regulations. These steps include periodic environmental audits of each Company facility. The audits, conducted by independent engineering firms with expertise in the area of environmental compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state and local regulations. The Company believes that its compliance with existing environmental regulations will not have a material adverse effect with regard to the Company’s capital expenditures, earnings or competitive position. No material capital expenditures relating to environmental control or remediation are presently anticipated.

GEOGRAPHIC AREAS

Approximately 78%, 78% and 79% of the net sales reported in the accompanying consolidated financial statements in 2008, 2007 and 2006, respectively, were to customers in the United States. Approximately 94%, 92% and 93% of the Company’s long-lived assets were located in the United States at December 31, 2008, 2007 and 2006, respectively. Other than the United States, no one country accounts for more than 6% of consolidated net sales and 4% of total assets.

EMPLOYEES

At December 31, 2008, the Company had approximately 3,500 employees. The Company is party to a labor contract with the United Industrial Workers of North America at its London, Ohio plant, which expires on November 30, 2010, and with the International Machinist Union at its Colonial Heights, Virginia plant, which expires May 31, 2010. Internationally, the Company employs union employees in France, Brazil and New Zealand. The Company believes that its relations with both its union and non-union employees are satisfactory.

CLASSES OF SIMILAR PRODUCTS

The Company’s operations, exclusive of unconsolidated entities, constitute three reportable segments, Consumer Domestic, Consumer International and SPD. The table set forth below shows the percentage of the Company’s net sales contributed by each group of similar products marketed by the Company during 2008, 2007 and 2006.

	% of Net Sales
	2008	2007	2006
Consumer Domestic
Household	45%	45%	42%
Personal Care	26%	25%	29%
Consumer International	17%	18%	18%
SPD	12%	12%	11%

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

The following risks and uncertainties, as well as others described elsewhere in this report, could materially adversely affect our business, results of operations and financial condition:

•	Economic conditions could adversely affect our business.

Uncertainty about current global economic conditions has affected demand for many products. Factors that can affect demand include rates of unemployment, consumer confidence, health care costs, fuel and other energy costs and other economic factors affecting consumer spending behavior. While the Company’s products generally are consumer staples that should be less vulnerable to decreases in discretionary spending than other products, they may become subject to increasing price competition as recessionary conditions continue. Moreover, some of our products, such as laundry additives and battery operated toothbrushes, are more likely to be affected by consumer decisions to control spending.

Some of our customers, including mass merchandisers, supermarkets, drugstores, convenience stores, wholesale clubs, pet specialty stores and dollar stores have experienced declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all. In response, we conducted a review of the financial strength of our key customers during the fourth quarter of 2008, and we continue to monitor these customers. As appropriate, we modified customer credit limits, which may have an adverse impact on future sales. We have conducted a similar review of our suppliers to assess both their financial viability and the importance of their products to our operations. Where appropriate, we intend to identify alternate sources of materials and services. To date, we have not experienced a material adverse impact from economic conditions affecting our customers or suppliers. However, a continued economic decline that adversely affects our suppliers and customers could adversely affect our operations and sales.

The banking system and financial markets have experienced severe disruption in recent months, including, among other things, bank failures and consolidations, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations, and fluctuations in foreign currency exchange rates. These conditions present the following risks to us, among others:

•

We are dependent on the continued financial viability of the financial institutions that participate in the syndicate that is obligated to fund our $100 million revolving credit agreement. In addition, our credit agreement includes an “accordion” feature that enables us to increase the principal amount of our term loan by $250 million. If one or more participating institutions are unable to honor their funding commitments, the cash availability under our revolving credit agreement may be curtailed and funding of the accordion feature may not occur.

•

We are dependent on the continued financial viability of the bank that administers and makes available a “backstop” line of credit under our accounts receivable securitization facility. The facility currently provides for maximum funding of $115 million. Under the securitization facility, we sell from time to time throughout the term of the related agreements (which are renewed annually), our trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary. The finance subsidiary in turn sells on an ongoing basis, to a commercial paper issuer affiliated with the bank, an undivided interest in the pool of accounts receivable. The bank’s backstop line of credit enables us to borrow from the bank in the event the commercial paper issuer is unable to sell commercial paper backed by the accounts receivable. We recently renewed the securitization, which now expires in February 2010.

We have not been notified of any circumstances that would prevent any participating financial institution from funding our revolving credit agreement, or term loan accordion feature, or from participating in our securitization facility in February 2010. However, under current or future circumstances, such constraints may exist. Although we believe that our operating cash flows, together with our access to the credit markets, provide us with significant discretionary funding capacity, the inability of one or more institutions to fund the credit facilities or participate in our securitization facility could have a material adverse effect on our liquidity and operations.

The recent economic crisis also has resulted in a decline in prices of securities in the public trading markets. As a result, our pension funding requirements have increased. In the fourth quarter of 2008, we contributed $8.6 million to our defined benefit plans to help mitigate reduction in asset values. A continued decline in the public trading markets could result in the need to provide additional funding.

•	If our trade customers discontinue or reduce distribution of our products or increase private label products, our sales may decline, adversely affecting our financial performance.

The economic crisis has caused many of our trade customers to more critically analyze the number of brands they sell which may result in the reduction or discontinuance of certain of our product lines, particularly those products that are not number one or two in their category. If this occurs and we are unable to improve distribution for those products at other trade customers, our Company’s results could be adversely affected.

In addition, many of our trade customers sell products under their own private label brand which compete with products that we sell. As consumers look for opportunities to decrease discretionary spending during these difficult economic times, our trade customers may discontinue or reduce distribution of our products to encourage those consumers to purchase their less expensive private label products. To the extent some of our products are discontinued or are adversely affected by our trade customers’ actions to increase shelf space for their private label products, we are focusing our efforts on improving distribution with other customers. Our Company’s results could be adversely affected if our efforts are not effective.

•	If the reputation of one or more of our leading brands erodes our financial results could suffer.

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

We recently completed the conversion of our liquid laundry detergents to a more concentrated product. In addition, we have recently introduced or will be introducing new consumer product line extensions, such as TROJAN 2 GO and TROJAN ECSTASY condoms, NAIR Exfoliator with Microbeads, BABY ORAJEL Cooling Cucumber Teething Gel, BABY ORAJEL Tooth and Gum Cleanser, ARM & HAMMER Total 2-in-1 Dryer Cloths and OXICLEAN Max Force, a concentrated stain remover. The development and introduction of new products involves substantial research, development and marketing expenditures, which we may be unable to recover if the new products do not gain widespread market acceptance. In addition, if sales generated by new products result in a concomitant decline in sales of our existing products, our financial performance could be harmed.

•	We may discontinue products or product lines which could result in returns, asset write-offs and shutdown costs. We also may engage in product recalls that would reduce our cash flow and earnings.

In the past, we have discontinued certain products and product lines which resulted in returns from customers, asset write-offs and shutdown costs. We may suffer similar adverse consequences in the future to the extent we discontinue products that do not meet expectations or no longer satisfy consumer demand. Moreover, product efficacy or safety concerns could result in product recalls. Product returns or recalls, write-offs or shutdown costs would reduce sales, cash flow and earnings.

•

We face intense competition in a mature industry and we may be required to increase expenditures and accept lower profit margins to preserve or maintain our market share. Unless the markets in which we compete grow substantially, a loss of market share will result in reduced sales levels and declining operating results.

During 2008, approximately 78% of our sales were generated in U.S. markets. U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, antiperspirants and deodorants. Our unit sales growth in domestic markets will depend on increased use of our products by consumers, product innovation and our ability to capture market share from competitors. We may not succeed in implementing strategies to increase domestic revenues.

The consumer products industry, particularly the laundry detergent, personal care and air deodorizer categories, is intensely competitive. To protect existing market share or to capture increased market share, we may need to increase expenditures for promotions and advertising and introduce and establish new products. Increased expenditures may not prove successful in maintaining or enhancing market share and could result in lower sales and profits. Many of our competitors are large companies, including The Procter & Gamble Company, Sun Products Corporation, The Clorox Company, Colgate-Palmolive Company, Henkel AG & Co. KGaA, SSL International plc, Reckitt Benckiser Group plc, Johnson & Johnson, Inverness Medical Innovations, Inc. and S.C. Johnson & Son, Inc. Many of these companies have greater financial resources than we do, and, therefore, have the capacity to outspend us should they attempt to gain market share. If we lose market share and the markets in which we compete do not grow, our sales levels and operating results will decline.

•	Loss of the “Crest” tradename on our SPINBRUSH products could cause sales of that brand to decline.

In conjunction with the 2005 SPINBRUSH acquisition from Procter & Gamble, the Company received a royalty free license to use the Crest tradename until October 29, 2009 and Procter & Gamble agreed to refrain from using the Crest tradename for two years thereafter. The Company recently completed a transition plan to remove the Crest tradename from its SPINBRUSH products. The Company cannot predict the effect of the loss of the tradename will have on SPINBRUSH sales and profitability.

•	Providing price concessions or trade terms that are acceptable to our trade customers, or the failure to do so, could adversely affect our sales and profitability.

Consumer products, particularly those that are value-priced like many of our products, are subject to significant price competition. From time to time, we may need to reduce the prices for some of our products, or increase prices less than the amount necessary to cover manufacturing cost increases, to respond to competitive and customer pressures and to maintain market share. Any reduction in prices, or inability to raise prices sufficiently to cover manufacturing cost increases, in response to these pressures would harm profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer.

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

•

Reductions in inventory by our trade customers, including as a result of consolidations in the retail industry, could adversely affect orders for our products in periods during which the reduction results.

From time to time our retail customers have reduced inventory levels in managing their working capital requirements. Any reduction in inventory levels by our retail customers would result in reduced orders and harm our operating results for the financial periods affected by the reductions. In particular, continued consolidation within the retail industry could potentially reduce inventory levels maintained by our retail customers, which could result in reduced orders and adversely affect our results of operations for the financial periods affected by the reductions.

•	A continued shift in the retail market from food and drug stores to club stores and mass merchandisers could cause our sales to decline.

Our performance also depends upon the general health of the economy and of the retail environment in particular and could be significantly harmed by changes affecting retailing and by the financial difficulties of retailers. Industry wide, consumer products such as those marketed by us are increasingly being sold by club stores and mass merchandisers, while sales of consumer products by food and drug stores comprise a smaller proportion of the total volume of consumer products sold. Sales of our products are stronger in the food and drug channels of trade and not as strong with the club stores and mass merchandisers. Although we have taken steps to improve sales by club stores and mass merchandisers, if we are not successful in improving sales to these channels, and the current trend continues, our financial condition and operating results could suffer.

•	Loss of any of our principal customers could significantly decrease our sales and profitability.

Wal-Mart, including its affiliate Sam’s Club, is our largest customer, accounting for approximately 22% of net sales in 2008, 22% of net sales in 2007 and 21% of net sales in 2006. Our top three Consumer Domestic customers accounted for approximately 31% of net sales in 2008, 30% of net sales in 2007 and 29% of net sales in 2006. The loss of or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers would harm our sales and profitability.

•	Our substantial indebtedness could adversely affect our financial condition and ability to operate our businesses and repay the indebtedness.

As of December 31, 2008, we had $856.1 million of total consolidated indebtedness. This level of indebtedness could (i) limit our ability to borrow money to fund working capital, capital expenditures, acquisitions, debt service requirements and other financing needs and (ii) make us more vulnerable to a downturn in our business, industry or the economy in general. In the event of a general increase in interest rates, our interest expense would increase because a substantial portion of the indebtedness, including all of the indebtedness under our senior credit facilities, bears interest at floating rates. To reduce the impact of interest rate fluctuations on some of our indebtedness, we entered into two cash flow hedge agreements. One was effective on September 29, 2006, and the other hedge was effective on December 29, 2006. Our failure to service our indebtedness or obtain additional financing as needed could have a material adverse effect on our business operating results and financial condition. The terms of our subordinated notes and agreement relating to our principal credit facilities place a limit on the amount of certain cash payments we can make. This limitation includes the amount we can pay in dividends on our common stock. As long as we are not in default under the subordinated notes or the agreement, we do not anticipate that the limitation will have an effect on our ability to pay dividends at the current rate.

•

We may make acquisitions that result in dilution to our current stockholders or increase our indebtedness, or both. In addition, acquisitions that are not properly integrated or are otherwise unsuccessful could strain or divert our resources.

We have made several acquisitions, including businesses previously operated by Del Pharmaceuticals, Inc. and Orange Glo International, Inc., the SPINBRUSH battery-operated toothbrush brand, a skin care brand in South America, and the former consumer products businesses of Carter-Wallace, Inc., and may make additional acquisitions or substantial investments in complementary businesses or products in the future. Any future acquisitions or investments would entail various risks, including the difficulty of assimilating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. The risks associated with assimilation are increased to the extent we acquire businesses that have operations or sources of supply outside of the United States and Canada, such as the SPINBRUSH business, for which products are manufactured by third party contract manufacturers in China, and the skin care brand in South America, for which products are manufactured locally by third parties. These factors could harm our financial condition and operating results. Any future acquisitions or investments could result in substantial cash expenditures, the issuance of new equity by us and/or the incurrence of additional debt and contingent liabilities. In addition, any potential acquisitions or investments, whether or not ultimately completed, could divert the attention of management and divert other resources from other matters that are critical to our operations.

•	Our condom product line could suffer if the spermicide N-9 is proved or perceived to be harmful.

Our distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (“FDA”). Certain of our condoms, and similar condoms sold by our competitors, contain the spermicide nonoxynol-9 (“N-9”). Some interested groups have issued reports that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse. In late 2008, the FDA issued final labeling guidance for latex condoms but excluded N-9 lubricated condoms from the guidance. While we await further FDA guidance on N-9 lubricated condoms we believe that our present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s guidance, and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, we cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), we could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease our operating income.

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

The Company is constructing a new integrated laundry detergent manufacturing plant and distribution center in York County, Pennsylvania. Construction began in September 2008, and the facility is scheduled to be operational by the end of 2009. In conjunction with the opening of the new facility, the Company will close its existing laundry detergent manufacturing plant and distribution facilities in North Brunswick, New Jersey. This is a significant project for the Company both in cost and scope. If the project is delayed or the York plant upon completion does not provide expected manufacturing efficiencies, the Company’s ability to meet customer demand for its liquid laundry detergent would be impaired, which would adversely affect sales and income.

•

Price increases in raw and packaging materials or energy costs could erode our profit margins, which could harm operating results, while efforts to hedge against raw material prices have adversely affected our operating results due to price declines.

Increases in the prices of raw materials such as surfactants, which are cleaning agents, palm oil, paper products and bottles, or increases in energy costs, could significantly affect our profit margins. In particular, during the past few years, we have experienced extraordinary price increases for raw and packaging materials, diesel fuel and energy costs. Concerns about the adequacy of oil supply, in the face of increasing demand, continued to affect pricing. We use surfactants and bottles in the manufacture and marketing of laundry and household cleaning products. We use paper products for packaging in many of our consumer and specialty chemical products. We use palm oil in certain of our animal nutrition products. We have attempted to address these price increases through cost reduction programs and price increases of our own products, entering into pre-buying arrangements with certain suppliers and hedge agreements for diesel fuel costs as noted below. If raw material price increases continue to occur, we may not be able to fully offset those price increases. This could harm our financial condition and operating results.

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. In response to increasing fuel prices, and a concomitant increase in mileage surcharges, the Company entered into an agreement in January 2008 with a financial institution to hedge approximately 50% of its notional diesel fuel requirements for 2008, and an additional agreement in July 2008 to hedge approximately 20% of its notional diesel fuel requirements for 2009. It is the Company’s policy to use the hedges to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. The hedge agreements were designed to add stability to the Company’s product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contracts.

Because the diesel hedge agreements do not qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to mark the agreements to market throughout the life of the agreements. Since July 2008, the price of diesel fuel has fallen, thus creating a liability (and a charge) during 2008. As a result of continuing price declines in diesel fuel, a $4.5 million loss was recorded in 2008. Fluctuating diesel fuel prices in 2009 will affect the value of the hedge agreement covering 2009, and further declines in diesel fuel prices would result in additional charges. If future diesel prices were to decline by $0.10 per gallon, the impact to the 2009 financial statements due to the hedge agreements would be approximately $0.2 million.

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

In particular, the FDA regulates the safety, manufacturing, labeling and distribution of condoms, home pregnancy and ovulation test kits, and over-the-counter pharmaceuticals. The FDA also exercises a somewhat less rigorous oversight over cosmetic products such as depilatories. In addition, under a memorandum of understanding between the FDA and the FTC, the FTC has jurisdiction with regard to the promotion and advertising of these products, and the FTC regulates the promotion and advertising of our other products as well. As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that we use to manufacture regulated products and may observe compliance issues that would require us to make certain changes in our manufacturing facilities and processes. We may be required to make additional expenditures to address these issues or possibly stop selling certain products until a compliance issue has been remediated. As a result, our business could be adversely affected.

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

In all foreign jurisdictions in which we operate, we are subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flow into U.S. dollars. Outside the United States, sales and costs are denominated in a variety of currencies, including the Euro, British pound, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan and Australian dollar. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated may decrease operating profits and cash flow.

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

•	Failure to effectively utilize or successfully assert intellectual property rights could materially adversely affect our competitiveness.

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. We cannot be sure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Our failure to perfect or successfully assert intellectual property rights could make us less competitive and could have a material adverse effect on our business, operating results and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES.

The Company’s executive offices and primary research and development facilities are owned by the Company and are located on 22 acres of land in Princeton, New Jersey. These facilities include approximately 127,000 square feet of office and laboratory space. The Company also owns a 36,000 square foot research and development facility in Cranbury, New Jersey. In addition, the Company leases space in three buildings adjacent to its Princeton facility that contain approximately 140,000 square feet of office space, pursuant to three multi-year leases. The Company also leases regional sales offices in various locations throughout the United States, Brazil and China.

The Company and its consolidated subsidiaries also own or lease other facilities as set forth in the following table:

Location	Products Manufactured	Approximate Area (Sq. Feet)
Owned:
Manufacturing facilities
York, Pennsylvania	Under Construction		(1)
Harrisonville, Missouri	Liquid laundry detergent and fabric softener	360,000
Green River, Wyoming	Sodium bicarbonate and various consumer products	273,000
Lakewood, New Jersey	Various consumer products	250,000
Colonial Heights, Virginia	Condoms	220,000
Old Fort, Ohio	Sodium bicarbonate, rumen bypass fats and various consumer products	208,000
Montreal, Canada	Personal care products	157,000
Camaçari, Bahia, Brazil	Sodium bicarbonate and other products	120,000
London, Ohio	Soap pads and fabric softener sheets	114,000
Feira de Santana, Bahia, Brazil	Barium carbonate and other products	106,000
Folkestone, England	Personal care products	78,000
Madera, California	Rumen bypass fats and related products	50,000
Itapura, Bahia, Brazil	Barium carbonate and other products	35,000
New Plymouth, New Zealand	Condom processing	31,000
Oskaloosa, Iowa	Animal nutrition products	27,000
Warehouses
Fostoria, Ohio	—	125,000
Grandview, Missouri	—	304,285
Harrisonville, Missouri	—	150,000
Green River, Wyoming	—	101,000
Camaçari, Bahia, Brazil	—	39,200
Itapura, Bahia, Brazil	—	19,600
Feira de Santana, Bahia, Brazil	—	13,100
Leased:
Manufacturing facilities
North Brunswick, New Jersey(2)	Liquid laundry detergent and other consumer products	360,000
Folkestone, England	Personal care products	21,500
Warehouses
North Brunswick, New Jersey(3)	—	525,000
North Brunswick, New Jersey(4)	—	156,000
North Brunswick, New Jersey(3)	—	130,275
North Brunswick, New Jersey(5)	—	173,000
Mississauga, Canada(6)	—	123,000
Barcelona, Spain(7)	—	20,000
Folkestone, England	—	65,000
Revel, France	—	35,500
Mexico City, Mexico	—	27,500
Sydney, Australia	—	24,900
Feira de Santana, Bahia, Brazil	—	21,700
Diadema, SP, Brazil	—	13,000
Atlanta, Georgia	—	23,071
Offices
Barcelona, Spain(7)	—	85,000
Levallois, France	—	21,600
Mississauga, Canada	—	17,000

(1)	The Company is constructing a new integrated laundry detergent manufacturing plant and distribution center in York County, Pennsylvania. Construction began in September 2008 and the facility is scheduled to be operational by the end of 2009. The Company purchased approximately 230 acres of land in York County upon which the facility is being constructed. It currently is estimated that the facility will contain approximately 1.1 million square feet.
(2)	Lease expires in 2015.
(3)	Lease expires in 2010.
(4)	Lease expires in 2011.
(5)	Lease expires in 2009.
(6)	Lease expires in 2022, subject to two five-year extensions at the option of the Company.
(7)	In Barcelona, Spain, the Company leases an 85,000 square foot facility in which manufacturing operations ceased in the first quarter 2006. The Company has subleased 57,000 square feet of the plant to a third party.

In conjunction with the opening of the new facility in York County, the Company will close each of the four leased buildings in North Brunswick and attempt to sublease or assign each building to third parties. (See Note 9 to the consolidated financial statements included in this report.)

In Syracuse, New York, the Company owns a 21 acre site which includes a group of connected buildings. This facility was closed in 2001 and a portion of the facility is now leased to a third party.

Armand Products Company, a joint venture in which the Company owns a 50% interest, operates a potassium carbonate manufacturing plant located in Muscle Shoals, Alabama. This facility contains approximately 53,000 square feet of space and has a production capacity of 103,000 tons of potassium carbonate per year.

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

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any liability ultimately arising from these actions will not have a material adverse effect on its financial condition or results of operation, including cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	2008			2007
Common Stock Price Range and Dividends	Low	High	Dividend	Low	High	Dividend
1st Quarter	$50.00	$56.67	$0.08	$42.82	$50.35	$0.07
2nd Quarter	$52.74	$58.43	$0.08	$48.14	$52.93	$0.07
3rd Quarter	$48.71	$65.54	$0.09	$42.36	$50.85	$0.08
4th Quarter	$47.59	$64.09	$0.09	$45.80	$57.19	$0.08
Full Year	$47.59	$65.54	$0.34	$42.36	$57.19	$0.30

Based on composite trades reported by the New York Stock Exchange.

Approximate number of holders of Church & Dwight’s Common Stock as of December 31, 2008: 1,900.

ITEM 6.	SELECTED FINANCIAL DATA

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data)

	2008(1)	2007(1)	2006(1)	2005(1)	2004(4)
Operating Results
Net Sales	$2,422.4	2,220.9	1,945.7	1,736.5	1,462.1
Marketing	$294.1	256.7	216.7	183.4	161.2
Research & Development	$51.2	49.8	44.7	38.7	33.0
Income from Operations(2)	$340.3	305.0	252.1	212.8	171.8
% of Sales	14.1%	13.7%	13.0%	12.3%	11.8%
Net Income(2,3)	$195.2	169.0	138.9	122.9	88.8
Net Income per Share-Basic	$2.88	2.57	2.14	1.92	1.44
Net Income per Share-Diluted	$2.78	2.46	2.07	1.83	1.36

Financial Position
Total Assets	$2,801.4	2,532.5	2,334.2	1,962.1	1,878.0
Total Debt	$856.1	856.0	933.3	756.5	858.7
Stockholders’ Equity	$1,331.5	1,080.3	863.8	696.9	560.0
Total Debt as a % of Total Capitalization	39%	44%	52%	52%	61%

Other Data
Average Common Shares Outstanding-Basic (in thousands)	67,870	65,840	64,856	63,857	61,868
Cash Dividends Paid	$23.1	19.7	16.9	15.3	14.0
Cash Dividends Paid per Common Share	$0.34	0.30	0.26	0.24	0.23
Stockholders’ Equity per Common Share	$19.62	16.41	13.32	10.91	9.05
Additions to Property, Plant & Equipment	$98.3	48.9	47.6	37.7	35.6
Depreciation & Amortization	$71.4	56.7	51.7	44.2	39.1
Employees at Year-End	3,530	3,682	3,655	3,662	3,741

(1)	Period to period comparisons of the data presented above are impacted by the effect of acquisitions and divestitures made by the Company. For further explanation of the impact of the acquisitions occurring in 2005, 2006 and 2008, reference should be made to Note 5 to the consolidated financial statements and for the impact of divestitures occurring in 2008 reference should be made to Note 8 of such financial statements, which are included in Item 8 of this report.
(2)	Includes in 2008 a pretax charge of $11.3 million ($6.9 million after tax), in 2007 a pretax charge of $10.6 million ($6.6 million after tax) and in 2006 a pretax charge of $10.3 million ($6.4 million after-tax) relating to stock option based compensation.
(3)	Includes $8.6 million in 2004, related to the 50% interest held by the Company in Armkel, LLC prior to Armkel, LLC’s merger into the Company.
(4)	On May 28, 2004 the Company purchased the remaining 50% of Armkel that it did not previously own from affiliates of Kelso & Company, L.L.P. for a purchase price of approximately $262 million. Operating results for 2004 include the results of the former Armkel business from the date of acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company operates in three primary segments, Consumer Domestic, Consumer International and Specialty Products. The Consumer Domestic segment includes household products for deodorizing such as ARM & HAMMER baking soda and cat litter products; laundry and cleaning products, such as XTRA and ARM & HAMMER laundry detergents, OXICLEAN pre-wash laundry additive, SCRUB FREE, KABOOM, ORANGE GLO and BRILLO cleaning products; and personal care products, such as TROJAN condoms, ORAJEL oral analgesics, NAIR depilatories and waxes, FIRST RESPONSE and ANSWER home pregnancy and ovulation test kits, ARRID and ARM & HAMMER antiperspirant and SPINBRUSH battery-operated toothbrushes. Our Consumer International segment sells a variety of personal care, and to a lesser extent household, products, some of which use the same brands as our domestic product lines, in international markets, including France, the United Kingdom, Canada, Mexico, Australia, Brazil and China. Our Specialty Products (“SPD”) segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. For the twelve months ended December 31, 2008, our Consumer Domestic, Consumer International and Specialty Products segments represented approximately 71%, 17% and 12%, respectively, of net sales.

On February 29, 2008, the Company sold its wholly-owned British subsidiary, Brotherton Speciality Products Ltd. (“Brotherton”) for a total of $11.2 million, net of fees. The sale resulted in a pretax gain of $3.0 million, which was included as a reduction of selling, general and administrative (“SG&A”) expenses in the Specialty Products Segment.

On June 5, 2008, the Company announced plans to construct a new integrated laundry detergent manufacturing plant and distribution center in York County, Pennsylvania. Construction began in September 2008, and the facility is scheduled to be operational by the end of 2009. In conjunction with the opening of the new facility, the Company will close its existing laundry detergent manufacturing plant and distribution facility in North Brunswick, New Jersey. The Company’s existing North Brunswick complex is comprised of five separate buildings, which have resulted in significant inefficiencies and cannot accommodate expansion to address expected future growth. The Company plans to provide severance and transition benefits to approximately 300 affected employees at the North Brunswick complex, as well as consideration for employment opportunities at other Company operations.

On July 7, 2008, the Company purchased substantially all of the assets and certain liabilities of Del Laboratories, Inc. (the “Orajel Acquisition”) for $383.4 million. In connection with the acquisition, the Company increased its bank debt by $250.0 million. The balance of the acquisition cost ($133.4 million including fees) was funded with available cash. The terms and conditions of the additional borrowing are consistent with those of the Company’s existing bank debt.

On August 29, 2008, the Company sold its Consumer International subsidiary in Spain for a total of $6.0 million. The transaction resulted in a pretax charge of $3.5 million, which has been recorded in SG&A expense for the Consumer International segment. As a result of the sale, a $4.0 million tax benefit also was recorded as a reduction to tax expense.

The results of operations of acquired businesses are included in the Company’s results of operations commencing with their respective acquisition dates.

Continuing a trend that began in 2005, the cost of raw materials was substantially higher in 2008, although by the end of 2008 the cost of many of these raw materials retreated from mid-year highs. Despite a second half reduction in cost of many raw materials, the cost of soda ash, surfactants, diesel fuel, corrugated paper, liner board and oil-based raw and packaging materials used in the household and specialty products businesses were all higher at the end of 2008 than the prior year average. Moreover, the price of palm fatty acid distillate (PFAD), which generally fluctuates with the price of global vegetable oil, was substantially higher in 2008, although it too had eased off of mid-year highs by the end of the year. The Company offset these increases in 2008 through savings realized in cost improvement programs and price increases on many of its products. Despite a second half reduction in the cost of most commodities, some commodities continued to rise in price. Additional increases in the prices of certain raw materials could further materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

The Company operates in highly competitive consumer product markets, in which cost efficiency, new product offerings and innovation are critical to success. The consumer products markets are particularly mature in North America and are characterized by high household penetration, particularly with respect to the Company’s most significant product categories such as laundry detergents and oral care. Furthermore, because of ongoing retail sector consolidation and the competitive environment facing retailers, the Company faces pricing pressure from these customers, particularly the high-volume retail store customers, who have increasingly sought to obtain pricing concessions or better trade terms. To protect its existing market share or to capture additional market share, the Company increased expenditures for promotions and advertising and introduced new products and line extensions. In order to fund the additional marketing expenses, the Company has and continues to pursue ongoing cost cutting initiatives. As a result of its acquisitions and cost improvement initiatives, the Company has been able to lower its overall unit costs and increase the productivity of its various manufacturing facilities.

Uncertainty about current global economic conditions has affected demand for many products. Factors that can affect demand include rates of unemployment, consumer confidence, health care costs, fuel and other energy costs and other economic factors affecting consumer spending behavior. While the Company’s products generally are consumer staples that should be less vulnerable to decreases in discretionary spending than other products, they may become subject to increasing price competition as recessionary conditions continue. Moreover, some of our products, such as laundry additives and battery operated toothbrushes, are more likely to be affected by consumer decisions to control spending.

Some of our customers, including mass merchandisers, supermarkets, drugstores, convenience stores, wholesale clubs, pet specialty stores and dollar stores have experienced declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all. In response, we conducted a review of the financial strength of our key customers during the fourth quarter of 2008, and we continue to monitor these customers. As appropriate, we modified customer credit limits, which may have an adverse impact on future sales. We have conducted a similar review of our suppliers to assess both their financial viability and the importance of their products to our operations. Where appropriate, we intend to identify alternate sources of materials and services. To date, we have not experienced a material adverse impact from economic conditions affecting our customers or suppliers. However, a continued economic decline that adversely affects our suppliers and customers could adversely affect our operations and sales.

In addition many of our trade customers sell products under their own private label brand which compete with products that we sell. As consumers look for opportunities to decrease discretionary spending during these difficult economic times, our trade customers may discontinue or reduce distribution of our products to encourage those consumers to purchase their less expensive private label products. To the extent some of our products are discontinued or are adversely affected by our trade customers’ actions to increase shelf space for their private label products, we are focusing our efforts on improving distribution with other customers. Our Company’s results could be adversely affected if our efforts are not effective.

Critical Accounting Policies

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these judgments are subject to uncertainty. They are based on our historical experience, our observation of trends in industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies are described below.

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of the Company’s revenue represents sales of finished goods inventory and is recognized when delivered or picked up by our customers. The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers). All such costs are netted against sales. Slotting costs are recorded when the product is delivered to the customer. Cooperative advertising costs are recorded when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold. The Company relies on historical experience and forecasted data to determine the required reserves. For example, the Company uses historical experience to project coupon redemption rates to determine reserve requirements. Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, an approximately $0.8 million difference in the reserve required for coupons would result. With regard to other promotional reserves and sales returns, the Company uses experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required. If the Company’s estimates for promotional activities and sales returns were to change by 10% the impact to promotional spending and sales return accruals would be approximately $6.0 million. While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations. During the twelve months ended December 31, 2008, 2007 and 2006, the Company reduced promotion liabilities by approximately $4.0 million, $5.4 million and $4.5 million, respectively based on actual experience and updated information.

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

The Company recognized tradename impairment charges within selling, general and administrative expenses for the three year period ended December 31, 2008 as follows (in millions):

Segments:	2008	2007	2006
Consumer Domestic	$1.9	$—	$11.0
Consumer International	3.8	4.2	3.3

Total	$5.7	$4.2	$14.3

The tradename impairment charges recorded in 2008 were a result of management’s decision to exit a business, a potential change of a brand’s name, lost distribution at key customer accounts and reduced profitability. The impairment charges in 2007 and 2006 are also due to lost distribution at key customer accounts and reduced profitability. The amount of the impairment charge was determined by comparing the estimated fair value of the asset to its carrying amount. Fair value was estimated based on a “relief from royalty” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future. Under this method, the owner of an intangible asset must determine the arm’s length royalty that likely would have been charged if the owner had to license that asset from a third party. In addition, the carrying amount of amortizable tradenames declined during 2008 due to the sale of the Company’s subsidiary in Spain. The Company determined that the remaining carrying value of all tradenames was recoverable based upon the forecasted cash flows and profitability of the brands.

Property, plant and equipment and other long-lived assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of Company assets and liabilities. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews to identify idle and underutilized equipment, and reviews business plans for possible impairment implications. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

The Company recognized charges related to equipment obsolescence, which occur in the ordinary course of business, and plant impairment charges during the three year period ended December 31, 2008 as follows (in millions):

Segments:	2008	2007	2006
Consumer Domestic	$3.4	$2.8	$1.7
Consumer International	0.1	0.4	0.5
SPD	0.1	0.1	0.3

Total	$3.6	$3.3	$2.5

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

Inventory valuation

When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value, which reflects any costs to sell or dispose). The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is needed. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. In addition, the Company’s allowance for obsolescence may be impacted by the reduction of the number of stock keeping units (“SKUs”). The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to inventory to reflect a reduction in net realizable value were $10.7 million at December 31, 2008, and $9.7 million at December 31, 2007.

Valuation of pension and postretirement benefit costs

The Company’s pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to its actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s pension and postretirement benefit costs may occur in the future due to changes in these assumptions as well as fluctuations in plan assets.

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for the Company’s pension plans and postretirement plans, the Company refers to an applicable index and expected cash flows to select a rate at which it believes the pension benefits could be effectively settled. Based on the published rate as of December 31, 2008 that matched estimated cash flows for the plans, the Company used a discount rate of 6.25% for its domestic plan. The Company’s weighted average discount rate for all pension plans as of December 31, 2008 is 6.58% as compared to 5.98% used at December 31, 2007.

The expected long-term rate of return on pension plan assets is selected by taking into account a historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Based on these factors, the Company’s weighted average expected long-term rate for 2008 was 7.21%, an increase of 2 basis points from the 7.19% rate used in 2007. A 50 basis point change in the expected long-term rate of return would result in less than a $0.5 million change in pension expense for 2009.

As noted above, changes in assumptions used by management may result in material changes in the Company’s pension and postretirement benefit costs. In 2008, other comprehensive income reflected a $14.6 million increase in pension plan obligations and a $0.3 million decrease for postretirement benefit plans. The change to the pension plans is primarily related to the reduction in plan assets, which were affected by the worldwide economic crisis and the decline in the securities markets. The change to postretirement plans is due to the change in discount rate at the Company’s Canadian facility.

The Company made cash contributions of approximately $14.6 million to its defined benefit pension plans in 2008. The Company estimates it will be required to make cash contributions to its pension plans of approximately $4.6 million in 2009.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized. The Company records liabilities for potential assessments in various tax jurisdictions under Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). The liabilities relate to tax return positions that, although supportable by the Company, may be challenged by the tax authorities. The Company adjusts this liability as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations. Settlement of any issue, or an adverse determination in litigation, with a taxing authority could require the use of cash and result in an increase in our annual tax rate. Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to our annual tax rate.

Recent Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements”, was issued in September 2006 and, except as noted below, is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a single definition of fair value to be utilized under other accounting pronouncements that require fair value measurements, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. Under FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the FASB deferred for one year, the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). To increase consistency and comparability in fair value measurements and related disclosure, SFAS No. 157 establishes a hierarchy that prioritizes the inputs (generally, assumptions that market participants would use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs, as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

See Note 2 to the consolidated financial statements included in this report for the Company’s fair value measurement disclosures.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), to replace SFAS No. 141, Business Combinations. SFAS 141(R) requires use of the acquisition method of accounting, defines the acquirer on the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date the acquirer obtains control and broadens the scope of SFAS No. 141 to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect the adoption of SFAS 141(R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated thereafter.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The statement is effective as of January 1, 2009. This statement requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and (iii) how derivative instruments and related hedged items affect the Company’s financial results. The Company currently is evaluating the impact of this statement on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies and categorizes the order of priority of the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting

Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also provides guidance on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment. The discussion of the Company’s consolidated results of operations and segment operating results is presented on a historical basis for the years ending December 31, 2008, 2007, and 2006. The segment discussion also addresses certain product line information. The Company’s reporting units are consistent with its reportable segments.

Consolidated results

2008 compared to 2007

Net Sales

Net Sales for the year ended December 31, 2008 were $2,422.4 million, an increase of $201.5 million or 9.1% above 2007 net sales. Of the increase, 1.6% is due to sales of products acquired in the Orajel Acquisition, partially offset by the loss of sales due to the divestiture in the first quarter of 2008 of Brotherton Speciality Products, Ltd. (“Brotherton”), a United Kingdom Specialty Products subsidiary and the third quarter 2008 divestiture of the Company’s consumer products subsidiary in Spain. Foreign exchange did not have a material impact for the full 2008 year. The remainder of the increase is approximately equally attributable to higher volumes and higher selling prices.

Operating Costs

The Company’s gross profit was $971.7 million during 2008, a $103.8 million increase as compared to 2007. Gross margin increased 100 basis points to 40.1% as compared to 39.1% in 2007. The increase in gross margin reflects price increases, cost reduction programs, the effect of the liquid laundry detergent concentration, the higher margins associated with the sales of products relating to the Orajel Acquisition, and the completion of the manufacturing synergies relating to the businesses acquired from Orange Glo International, Inc. (“OGI”) in 2006. These factors were partially offset by higher commodity costs and hedging losses due to declining diesel prices. In addition, the gross profit increase was partially offset by $10.2 million related to the decision to close an existing manufacturing facility (see Note 9 to the consolidated financial statements included in this report).

Marketing expenses for 2008 were $294.1 million, an increase of $37.4 million as compared to 2007. The increase principally was directed to acquired businesses and certain household products.

Selling, general and administrative expenses (“SG&A”) for 2008 were $337.3 million, an increase of $31.1 million as compared to 2007, but unchanged as a percent of net sales. The primary reasons for the increase in SG&A were operating expenses related to the Orajel Acquisition, $5.7 million of tradename impairment charges, exit costs associated with selling the Company’s subsidiary in Spain, higher legal costs including litigation against Abbott Laboratories (see paragraph g in Note 17 of the notes to the consolidated financial statements included in this report), higher research and development costs in support of new products and higher selling expenses in support of higher sales. The current year increase was partially offset by the $3.0 million gain recorded on the divestiture of Brotherton. The prior year results include a $3.3 million gain on the sale of certain property owned by the Company’s Canadian subsidiary and intangible asset impairment charges of $4.2 million.

Other Income and Expenses

In 2008, equity in earnings of affiliates was $11.3 million as compared to $8.2 million in 2007, primarily associated with improved profitability of Armand Products.

Other expense was approximately $3.2 million in 2008 as compared to other income of $2.5 million in 2007. The changes in both years principally reflect foreign exchange rate fluctuations.

Interest expense in 2008 decreased by $11.9 million as compared to 2007. The decline was due to lower interest rates and lower average debt outstanding compared to the prior year. In July 2008, the Company incurred additional indebtedness as a result of the Orajel Acquisition; however, this indebtedness was offset by reductions in indebtedness resulting from the conversion of all but a nominal amount of the Company’s convertible debt into common stock in the third quarter of 2008, the reduction of most of the outstanding amounts under of the Company’s accounts receivable securitization facility and mandatory repayments under the Company’s term loan.

Taxation

The 2008 tax rate was 36.7% as compared to 36.2% in 2007. The 2008 tax rate reflects higher U.S. taxable income, a higher state tax rate and non-deductible losses in Company owned life insurance, partially offset by a tax benefit of $4.0 million related to the divestiture of the subsidiary in Spain. The 2007 tax rate reflects a charge of $3.2 million, relating to a valuation allowance on deferred tax assets for one of the Company’s foreign subsidiaries and also reflects a $1.8 million benefit due to the reduction of tax liabilities in the U.K. and Australia.

Consolidated results

2007 compared to 2006

Net Sales

Net Sales for the year ended December 31, 2007 were $2,220.9 million, $275.3 million or 14.1% above last year. The increase is largely due to the impact of the acquisition of the businesses formerly owned by Orange Glo International, Inc. (the “OGI Acquisition”), which occurred in August 2006, and the SPINBRUSH toothbrush business, which collectively accounted for approximately 8% of the increase in net sales; the effect of foreign exchange rates accounted for approximately 1% of the increase. The balance of the increase is a result of unit volume increases partially offset by higher trade promotion and slotting expenses. Following the acquisition of the SPINBRUSH business in December 2005 and during the transition period prior to April 1, 2006, the seller of the SPINBRUSH business maintained responsibility for sales and other functions in the U.S., Canada and the U.K.; therefore, the Company accounted for the net cash received as other revenue. The Company assumed responsibility for all SPINBRUSH functions in the U.S., Canada and the U.K. on April 1, 2006, and has recognized the gross amount of sales and expenses from the SPINBRUSH business for the U.S. and foreign locations since that date.

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

Segment results for 2008, 2007 and 2006

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

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of December 31, 2008. The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested in the first quarter of 2008 as part of the sale of Brotherton. The equity in earnings of Armand and ArmaKleen for the twelve months ended December 31, 2008, 2007 and 2006 and Esseco for the two months ended February 29, 2008 and the twelve months ended December 31, 2007 and 2006, is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

The domestic results of operations for the OGI business and the businesses acquired in the Orajel Acquisition are included in the Consumer Domestic segment. The results of operations for the OGI business and Orajel Acquisition foreign operations are included in the Consumer International segment. Segment sales and income before taxes and minority interest for each of the three years ended December 31, 2008, 2007 and 2006 were as follows;

(Dollars in thousands)	Consumer Domestic(3)	Consumer International(3)	SPD	Corporate	Total
Net Sales(1)
2008	$1,716,801	$420,192	$285,405	$—	$2,422,398
2007	1,563,895	398,521	258,524	—	2,220,940
2006	1,382,223	343,145	220,293	—	1,945,661

Income Before Taxes & Minority Interest(2)
2008	$236,956	$34,635	$25,335	$11,334	$308,260
2007	205,688	34,656	16,351	8,236	264,931
2006	164,732	27,063	14,164	7,135	213,094

(1)	Intersegment sales from Consumer International to Consumer Domestic were $5.2 million, $5.0 million and $6.4 million for the twelve months ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.
(2)	In determining Income Before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit. The Corporate segment income consists of equity in earnings of affiliates.
(3)

As of January 1, 2008, the Company modified its organizational structure, resulting in a change in classification of certain Consumer Domestic export sales to Consumer International. Therefore, 2007 and 2006 results have been restated to reflect a reclassification in sales of $10.2 million and $6.3 million for the twelve months ended December 31, 2007 and December 31, 2006, respectively, from the Consumer Domestic segment to the Consumer International segment. In addition, Income Before Minority Interest and

Income Taxes of $1.5 million and $1.8 million for the twelve months ended December 31, 2007 and December 31, 2006, respectively, has been reclassified from the Consumer Domestic segment to the Consumer International segment.

Product line revenues for external customers for the years ended December 31, 2008, 2007 and 2006 were as follows:

(In thousands)	2008	2007	2006
Household Products	$1,081,440	$991,141	$826,680
Personal Care Products	635,361	572,754	555,543

Total Consumer Domestic	1,716,801	1,563,895	1,382,223
Total Consumer International	420,192	398,521	343,145
Total SPD	285,405	258,524	220,293

Total Consolidated Net Sales	$2,422,398	$2,220,940	$1,945,661

Consumer Domestic

2008 compared to 2007

Consumer Domestic net sales in 2008 were $1,716.8 million, an increase of $152.9 million or 9.8% as compared to 2007 sales of $1,563.9 million. Of the increase, approximately 3% relates to sales of products acquired in the Orajel Acquisition, with the remainder mostly attributable to higher unit volumes and the balance due to higher prices. At a product line level, sales of XTRA liquid laundry detergent, ARM & HAMMER liquid laundry detergent, OXICLEAN, ARM & HAMMER powder laundry detergent and ARM & HAMMER SUPER SCOOP cat litter were all higher than 2007. Consumer Domestic net sales also benefited from February 2008 price increases on condoms and baking soda and the May 2008 price increases on ARM & HAMMER powder laundry detergent. The Company also implemented several price increases in the United States during the fourth quarter of 2008, including ARM & HAMMER Liquid Laundry Detergent, XTRA Liquid Laundry Detergent, OXICLEAN Powder, SPINBRUSH and ARM & HAMMER Dental Care. These increases were partially offset by lower sales of KABOOM household cleaner, certain toothpaste brands and antiperspirants.

Consumer Domestic Income before Minority Interest and Income Taxes for 2008 was $237.0 million, a $31.3 million increase as compared to 2007. The impact of higher net sales, synergies related to the manufacturing integration of the OGI business, the shift to concentrated liquid laundry detergent, the Orajel Acquisition and lower allocated interest expense, was partially offset by accelerated depreciation and other expenses associated with the Company’s planned 2009 shutdown of its North Brunswick New Jersey facility (see Note 9 to the consolidated financial statements included in this report), higher commodity, marketing and SG&A costs and hedging losses due to declining diesel prices.

2007 compared to 2006

Consumer Domestic net sales in 2007 were $1,563.9 million, an increase of $181.7 million or approximately 13% compared to 2006. The increase is primarily due to the OGI acquisition, which contributed approximately 9% of the increase, and higher unit volume, partially offset by higher trade promotion and slotting expenses in support of new product launches. Sales of ARM & HAMMER liquid laundry detergent, which include sales for the first phase of the Company’s shift to concentrated liquid detergent, ARM & HAMMER SUPER SCOOP cat litter, TROJAN condoms, ARM & HAMMER Dental Care and pregnancy test kits were all higher than in 2006. These increases were partially offset by lower sales of other toothpaste brands and antiperspirant sales.

Consumer Domestic Income before Minority Interest and Income Taxes in 2007 was $205.7 million, an increase of $40.9 million as compared to 2006. Profits resulting from the OGI business and higher volumes were partially offset by higher trade promotion, slotting expenses and marketing costs on pre-existing products, higher SG&A expenses, and higher interest expense resulting from the OGI acquisition.

Consumer International

2008 compared to 2007

Consumer International net sales were $420.2 million in 2008, an increase of $21.7 million or approximately 5.4% as compared to 2007. The increase includes the impact of favorable foreign exchange rates of 1.5%, higher unit volumes in Canada, England, Australia and higher U.S. exports, partially offset by lower sales in France and the impact of divesting the subsidiary in Spain.

Consumer International Income before Minority Interest and Income Taxes was $34.6 million in 2008, unchanged as compared to 2007. Offsetting the favorable net sales performance and lower allocated interest expense were asset impairment charges of $5.9 million, severance and contract termination costs in one of the Company’s European subsidiaries, increased tradename amortization expense as a result of the recharacterization of certain indefinite lived assets to finite lived assets (see Note 6 to the consolidated financial statements included in this report) and the $3.5 million pre tax loss on the sale of the Company’s Spanish subsidiary in 2008. In addition, 2007 reflects a gain of $3.3 million on the sale of certain property owned by the Company’s Canadian subsidiary.

2007 compared to 2006

Consumer International net sales in 2007 were $398.5 million, an increase of $55.4 million, or approximately 16% as compared to 2006. Of the increase, approximately 3% is associated with the OGI and SPINBRUSH acquisitions, 8% is associated with favorable foreign exchange rates and the balance is associated with higher sales of personal care and household products in Canada, skin care and oral care products in France, skin care products in Australia, oral care products in the UK and depilatory products in Brazil and a reduction of promotion reserves of $2.9 million, based upon updated information including actual expense, partially offset by reduced sales resulting from the loss of a distribution arrangement to sell certain personal care products in the UK.

Consumer International Income before Minority Interest and Income Taxes in 2007 was $34.7 million, a $7.6 million increase as compared to 2006. The increase is a result of higher profits associated with sales in Canada, France, Australia and Brazil, and the contribution from the OGI business. Results in 2007 include a $3.3 million gain associated with the sale of certain property owned by the Company’s Canadian subsidiary offset by tradename impairment charges of $4.2 million and a $3.5 million charge relating to the reorganization of the Company’s Canadian business. Intangible asset impairment charges were $3.3 million in 2006.

Specialty Products

2008 compared to 2007

Specialty Products net sales were $285.4 million in 2008, an increase of $26.9 million or 10.4% as compared to 2007. This increase is principally due to higher prices. The animal nutrition sales increase also reflects a pricing surcharge on certain products first applied during 2007 to recover extraordinary cost increases for a key raw material. Partially offsetting the sales increase was the impact of divesting the Company’s Brotherton subsidiary.

Specialty Products Income before Minority Interest and Income Taxes was $25.3 million in the 2008, an increase of $9.0 million as compared to 2007. The increase is principally the result of profits on higher net sales and the $3.0 million gain on the sale of Brotherton, partially offset by higher raw material costs for certain animal nutrition and specialty chemical products and higher SG&A.

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

Liquidity and capital resources

As of December 31, 2008, the Company had $198.0 million in cash, $114.0 million available through its $115.0 million accounts receivable securitization facility, approximately $95.0 million available under its $100.0 million revolving credit facility and a $250.0 million accordion feature associated with the term loan. To ensure the safety of its cash resources, the Company invests its cash primarily in government agency money market funds.

The Company renewed its accounts receivable securitization facility in February 2009. For the past several years, this facility has been renewed annually, and the Company anticipates that this facility will be renewed in February 2010.

To date, the Company believes that its ability to access the sources of cash described above has not been adversely affected by recent economic events. Therefore, the Company currently does not anticipate that the credit environment will have a material adverse effect on its ability to address its current and forecasted liquidity requirements. The Company anticipates that its cash from operations, along with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs (including the cash requirements related to construction of its new laundry detergent and warehouse facility in York County, Pennsylvania, discussed in this section under “Net Cash Used in Investing Activities”), pay its common stock dividend at current rates and meet its mandatory debt repayment schedule and minimum pension funding requirements over the next twelve months. Nevertheless, the current economic environment presents risks that could have adverse consequences that the Company does not currently anticipate will occur. For further information, see “Economic conditions could adversely affect our business” under “Risk Factors” in Item 1A.

In addition, the Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in its principal credit facilities because the Company currently is, and anticipates that it will continue to be, well above the minimum interest coverage ratio requirement and below the maximum leverage ratio requirement. These ratios are discussed in more detail in this section under the sub-heading, “Adjusted EBITDA.”

Net Debt

The Company had outstanding total debt of $856.1 million and cash and cash equivalents of $198.0 million (of which approximately $37.3 million resides in foreign subsidiaries) at December 31, 2008. Total debt less cash (“net debt”) was $658.1 million at December 31, 2008. This compares to total debt of $856.0 million and cash and cash equivalents of $249.8 million, resulting in net debt of $606.2 million at December 31, 2007.

Cash Flow Analysis

(In thousands)	Year Ending December 31,
	2008	2007	2006
Net cash provided by operating activities	$336,167	$248,677	$186,444
Net cash used in investing activities	(466,161)	(42,522)	(385,516)
Net cash provided by (used in) financing activities	87,222	(73,619)	177,653

Net Cash Provided by Operating Activities—The Company’s net cash provided by operating activities in 2008 increased $87.5 million to $336.2 million as compared to $248.7 million in 2007. The increase was primarily due to working capital improvements, higher net income, and higher non-cash expenses such as depreciation and amortization asset impairments and the diesel hedge loss, partially offset by the gain recorded on the sale of Brotherton (see Note 8 to the consolidated financial statements included in this report) and a lower benefit from deferred income taxes. For the year ended December 31, 2008, the components of working capital that significantly affected cash from operating activities are as follows:

Accounts receivable decreased $26.5 million due to improved cash collections relating to higher sales.

Accounts payable and other accrued expenses increased $10.0 million primarily due to the recording of litigation accruals.

Taxes payable increased $5.1 million due to higher tax expense associated with higher earnings.

Other liabilities decreased $7.8 million primarily due to contributions in 2008 of $14.6 million to the Company’s pension plans.

Net Cash Used in Investing Activities—Net cash used in investing activities during 2008 was $466.2 million, reflecting $383.4 million paid for the Orajel Acquisition, $98.3 million of property, plant and equipment (including $51.0 million for the York County plant, discussed in the following paragraph), partially offset by $15.6 million received from the sale of Brotherton and the Company’s subsidiary in Spain.

On June 5, 2008, the Company announced plans to construct a new laundry detergent manufacturing plant and distribution center in York County, Pennsylvania and to close its existing laundry detergent manufacturing and distribution facility in North Brunswick, New Jersey. The Company anticipates that capital expenditures in connection with construction of the new facility, which is expected to be operational by the end of 2009, will be approximately $150 million, and cash expenditures relating to the closing of the North Brunswick facilities will be approximately $11 million. The Company spent $51 million in 2008 and anticipates spending $100 million in 2009 to build the plant and distribution center. The Company estimates it also will spend approximately $3 million in 2009 and the remaining $8.0 million primarily in 2010 in connection with closing the North Brunswick facility. The costs will be funded using the Company’s existing credit facilities and available cash. See Note 9 to the condensed consolidated financial statements included in this report for additional information.

Net Cash Used in Financing Activities—Net cash used in financing activities during 2008 was $87.2 million. This reflects borrowings of $250.0 million for the Orajel Acquisition offset by a $114.0 million repayment under the Company’s accounts receivable securitization facility and mandatory payments on its principal credit facility of $38.2 million. Payments of cash dividends of $23.1 million and deferred financing payments of $8.4 million were offset partially by proceeds of and tax benefits from stock option exercises of $19.0 million.

The Company entered into two cash flow hedge agreements, each covering $100.0 million of zero cost collars, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its term loan debt. The hedge agreements have terms of five and three years, respectively, each with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to interest expense of $0.9 million in 2008 and estimates it will recognize approximately $3.2 million in interest expense in the next twelve months. Changes in the hedging options’ fair value are recorded in Accumulated Other Comprehensive Income on the balance sheet.

The Company called for redemption on August 15, 2008 (the “Redemption Date”) of all of its outstanding 5.25% Senior Convertible Debentures due 2033 (the “Debentures”) at 101.50% of the principal amount of the Debentures plus accrued and unpaid interest to the Redemption Date. In lieu of surrendering the Debentures for cash redemption, holders could elect to convert their Debentures into shares of the Company’s common stock at the conversion rate of 32.26 shares of the Company’s common stock per $1,000 principal amount of Debentures

(equivalent to a conversion price of $31.00 per share). Holders of $99.9 million principal amount of the Debentures that were outstanding when the Debentures were called for redemption converted their Debentures into 3,222,293 shares of Company common stock, and on the Redemption Date, the Company redeemed the remaining nominal principal amount of Debentures for cash.

On December 23, 2005, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a number of banks and other financial institutions. This amended and restated Credit Agreement initially provided for a five year Term Loan in a principal amount of $300.0 million, subject to an increase by up to an additional $250.0 million through an accordion feature upon the satisfaction of certain conditions, and continued the existing five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100.0 million. On August 7, 2006, the Company’s existing bank credit facility was amended and increased by $250.0 million, which the Company used to fund the acquisition of the OGI business while maintaining the $250 million accordion feature. On June 3, 2008, the Company once again amended its Credit Facility, increasing the principal amount by $250 million, which was used to fund the Orajel Acquisition, while maintaining the $250 million accordion feature. Other matters addressed in the June 2008 amendment included, among other things, an extension of the term of the $100 million Revolving Credit from May 28, 2009 to August 31, 2012, as well as other capital expenditure related provisions associated with the new plant construction in York, PA. Specifically, permitted capital expenditures were $100.0 million in 2008 and will be $200.0 million in 2009, and $100.0 million, thereafter. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company. The term loan and the revolving loans bear interest under one of two rate options, selected by the Company, equal to (a) either (i) a eurocurrency rate (adjusted for any reserve requirements) (“Eurocurrency Rate”) or (ii) the greater of the prime rate, the secondary market rate for three-month certificates of deposit (adjusted for any reserve requirements) plus the applicable FDIC assessment rate plus 1.0%, or the federal funds effective rate plus 0.5% (“Alternate Base Rate”), plus (b) an applicable margin. On the closing date of the June 2008 agreement, the applicable margin was (a) 0.75% for the Eurocurrency rate and (b) 0% for the alternate rate. The Company’s revolving loans are available for general corporate purposes. See Note 11 to the consolidated financial statement for additional information.

Adjusted EBITDA

Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility. Management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a specified period of time. Adjusted EBITDA was $459.0 million for 2008. The leverage ratio (total debt to Adjusted EBITDA) was 1.9, which is below the maximum of 3.5 permitted under the credit facility, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for 2008 was 9.8, which is above the minimum of 3.0 permitted under the credit facility. The Company’s obligations under the credit facility are secured by the assets of the Company. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for 2008 is as follows:

(In millions)
Net Cash Provided by Operating Activities	$336.2
Interest Expense	47.0
Current Income Tax Provision	97.9
Excess Tax Benefit on Stock Options Exercised	6.3
Change in Working Capital and Other Liabilities	(34.9)
Investment Income	(6.7)
Other	13.2

Adjusted EBITDA (per loan agreement)	$459.0

Commitments as of December 31, 2008

The table below summarizes the Company’s material contractual obligations and commitments as of December 31, 2008.

(In thousands)	Payments Due by Period
	Total	2009	2010 to 2011	2012 to 2013	After 2013
Short & Long-Term Debt
Syndicated Financing Loans	$602,893	$71,491	$334,739	$196,663	$—
Senior Subordinated Notes	250,000	—	—	250,000	—
Securitization of A/R Facility	1,000	1,000	—	—	—
Debt due to International Banks	2,248	2,248	—	—	—

	856,141	74,739	334,739	446,663	—

Interest on Fixed Rate Debt(1)	60,000	15,000	30,000	15,000	—

Operating Lease Obligations	94,738	21,261	30,613	16,862	26,002

Other Long-Term Liabilities
Letters of Credit(2)	3,299	3,299	—	—	—
Surety/Performance Bonds	719	719	—	—	—
Pension Contributions(3)	4,568	4,568	—	—	—
Purchase Obligations(4)	106,653	72,712	33,941	—	—

Total	$1,126,118	$192,298	$429,293	$478,525	$26,002

(1)	Represents interest on the Company’s 6% senior subordinated notes due in 2012. The Company did not include interest expense on its variable rate debt as it cannot predict future interest rates.

(2)	Letters of credit with several banks guarantee payment for items such as insurance claims in the event of the Company’s insolvency and one year of rent on a warehouse.
(3)	Pension contributions are based on actuarial assessments of government regulated employer funding requirements per plan. These requirements are not projected beyond one year since they fluctuate with the change in plan assets, assumptions and demographics.
(4)	The Company has outstanding purchase obligations with suppliers at the end of 2008 for raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding and do not represent total anticipated purchases.

The Company has excluded from the table above uncertain tax liabilities as defined in FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” due to the uncertainty of the amount per period of payment. As of December 31, 2008, the Company has gross uncertain tax liabilities, including interest, of $40.7 million (see Note 12 to the consolidated financial statements included in this report).

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

OTHER ITEMS

Market risk

Concentration of Risk

In each of the years ended December 31, 2008, 2007 and 2006, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates were 22%, 22% and 21%, respectively, of the Company’s total consolidated net sales.

Interest Rate Risk

The Company has total debt outstanding at December 31, 2008 of $856.1 million, of which $250.0 million or 29% carries a fixed rate of interest. The remaining debt balance is primarily comprised of $602.9 million in term loans under the Company’s principal credit facilities, $1.0 million outstanding under a receivables purchase agreement and $2.2 million in international debt. The weighted average interest rate on these borrowings at December 31, 2008, excluding deferred financing costs and commitment fees, was approximately 3%.

The Company entered into two cash flow hedge agreements, each covering $100.0 million of zero cost collars, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its term loan debt. The hedge agreements have terms of five and three years, respectively, each with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to interest expense of $0.9 million in 2008 and estimates it will recognize approximately $3.2 million in interest expense in the next twelve months. Changes in the hedging options’ fair value are recorded in Accumulated Other Comprehensive Income on the balance sheet.

If the variable rate on the Company’s floating rate debt outstanding on December 31, 2008 were to change by 100 basis points from the December 31, 2008 level, annual interest expense associated with the floating rate debt would change by approximately $4.0 million.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. In response to increasing fuel prices, and a concomitant increase in mileage surcharges, the Company entered into an agreement in January 2008 with a financial institution to hedge approximately 50% of its notional diesel fuel requirements for 2008, and an additional agreement in July 2008 to hedge approximately 20% of its notional diesel fuel requirements for 2009. It is the Company’s policy to use the hedges to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. The hedge agreements are designed to add stability to the Company’s product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.

Because the diesel hedge agreements do not qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to mark the agreements to market throughout the life of the agreements. The change in the market value of the hedge agreements resulted in a $4.5 million loss for 2008, which is reflected in cost of sales. The loss is related to the hedge contract for 2009, which was executed when diesel fuel was at close to record prices. Since July 2008, the price of diesel fuel has fallen, thus creating a liability. Fluctuating diesel fuel prices in 2009 will affect the value of the hedge agreement covering 2009. If future diesel prices were to change by $0.10 per gallon, the impact on the 2009 financial statements due to the hedge agreements would be approximately $0.2 million.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales or purchases denominated in the US Dollar, Canadian dollar, British pound and Euro. During the fourth quarter of 2008, the Company’s Canadian subsidiary entered into three forward exchange contracts to protect the Company from the risk that dollar net cash inflows or outflows would be adversely affected by changes in exchange rates. The contracts expire early in 2009. The face value of these contracts totaled $4.5 million. The contracts qualified for hedge accounting in accordance with SFAS No. 133, and, therefore, changes in the fair value through the end of 2008 were marked to market and recorded as Other Comprehensive Income. The amount recorded was less than $0.1 million.

The Company currently has intercompany loans with certain of its subsidiaries. The Company is exposed to foreign exchange accounting re-measurement gains and losses from these intercompany loans. The Company previously entered into several foreign exchange contracts to hedge the net accounting re-measurement exposure on these loans. Also during the fourth quarter of 2008, the Company’s Brazilian subsidiary entered into a foreign exchange contract to protect a portion of its US dollar purchases. The contract expired in January 2009 and had a face value of $3.5 million. The contract did not qualify for hedge accounting and therefore, the change in fair value through the end of 2008 of $0.3 million, was recorded in other income.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in the liability to plan participants for contributions designated to notional investment in Company stock under the Company’s deferred compensation plan as a result of changes in quoted fair values. These contracts, which consist of cash settled call options in the amount of 128 thousand shares, covered approximately 71% of the notional shares in the plan and are marked to market through earnings. As a result of these contracts, the Company recognized income of approximately $0.2 million in 2008, $0.9 million in 2007, and $1.2 million in 2006, which reduced the total charge for deferred compensation included in SG&A expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section. Refer to page 40 of this annual report on Form 10-K.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have audited the Company’s internal control over financial reporting. Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedules appear on pages 43 and 44 of this annual report on Form 10-K.

/S/ JAMES R. CRAIGIE	/S/ MATTHEW T. FARRELL
James R. Craigie	Matthew T. Farrell
Chairman and Chief Executive Officer	Chief Financial Officer

February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Church & Dwight Co., Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, NY

February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 24, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

New York, NY

February 24, 2009

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006
Net Sales	$2,422,398	$2,220,940	$1,945,661
Cost of sales	1,450,680	1,353,042	1,184,524

Gross Profit	971,718	867,898	761,137
Marketing expenses	294,130	256,743	216,661
Selling, general and administrative expenses	337,256	306,121	292,374

Income from Operations	340,332	305,034	252,102
Equity in earnings of affiliates	11,334	8,236	7,135
Investment earnings	6,747	8,084	5,306
Other income (expense), net	(3,208)	2,469	2,579
Interest expense	(46,945)	(58,892)	(54,028)

Income before minority interest and taxes	308,260	264,931	213,094
Minority interest	8	6	(4)

Income before income taxes	308,252	264,925	213,098
Income taxes	113,078	95,900	74,171

Net Income	$195,174	$169,025	$138,927

Weighted average shares outstanding—Basic	67,870	65,840	64,856
Weighted average shares outstanding—Diluted	71,116	70,312	68,946
Net income per share—Basic	$2.88	$2.57	$2.14
Net income per share—Diluted	$2.78	$2.46	$2.07
Cash dividends per share	$0.34	$0.30	$0.26

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share data)	2008	2007
Assets
Current Assets
Cash and cash equivalents	$197,999	$249,809
Accounts receivable, less allowances of $5,427 and $4,548	211,194	247,898
Inventories	198,893	213,651
Deferred income taxes	15,107	13,508
Prepaid expenses	10,234	9,224
Other current assets	31,694	1,263

Total Current Assets	665,121	735,353

Property, Plant and Equipment (Net)	384,519	350,853
Equity Investment in Affiliates	10,061	10,324
Tradenames and Other Intangibles	810,173	665,168
Goodwill	845,230	688,842
Other Assets	86,334	81,950

Total Assets	$2,801,438	$2,532,490

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$3,248	$115,000
Accounts payable and accrued expenses	310,622	303,071
Current portion of long-term debt	71,491	33,706
Income taxes payable	1,760	6,012

Total Current Liabilities	387,121	457,789

Long-term Debt	781,402	707,311
Deferred Income Taxes	171,981	162,746
Deferred and Other Long Term Liabilities	93,430	87,769
Pension, Postretirement and Postemployment Benefits	35,799	36,416
Minority Interest	192	194

Total Liabilities	1,469,925	1,452,225

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value
Authorized 300,000,000 shares, issued 73,213,775 shares	73,214	69,991
Additional paid-in capital	252,129	121,902
Retained earnings	1,063,928	891,868
Accumulated other comprehensive income (loss)	(20,454)	39,128

	1,368,817	1,122,889
Common stock in treasury, at cost:
3,140,931 shares in 2008 and 3,747,719 shares in 2007	(37,304)	(42,624)

Total Stockholders’ Equity	1,331,513	1,080,265

Total Liabilities and Stockholders’ Equity	$2,801,438	$2,532,490

See Notes to Consolidated Financial Statements

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash Flow From Operating Activities
Net Income	$195,174	$169,025	$138,927

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,404	56,671	51,727
Equity in earnings of affiliates	(11,334)	(8,236)	(7,135)
Distributions from unconsolidated affiliates	11,019	7,074	6,668
Deferred income taxes	15,155	16,519	9,025
Asset impairment charges and other asset write-offs	11,460	7,463	16,785
Gain on sale of assets	(4,184)	(3,325)	—
Non cash compensation expense	12,414	11,416	10,617
Unrealized loss on diesel hedge contract	4,541	—	—
Unrealized foreign exchange loss (gain)	1,974	(2,580)	(2,359)
Other	(79)	377	295
Change in assets and liabilities:
Accounts receivable	26,473	(6,902)	(14,265)
Inventories	2,443	(13,758)	(13,061)
Prepaid expenses	(1,354)	1,061	3,020
Accounts payable and accrued expenses	10,040	5,247	(4,195)
Income taxes payable	5,131	11,775	1,151
Excess tax benefit on stock options exercised	(6,299)	(7,681)	(7,601)
Other liabilities	(7,811)	4,531	(3,155)

Net Cash Provided By Operating Activities	336,167	248,677	186,444

Cash Flow From Investing Activities
Proceeds from sale of assets	15,616	7,213	—
Additions to property, plant and equipment	(98,319)	(48,876)	(47,598)
Acquisitions (net of cash acquired)	(383,372)	(211)	(337,471)
Return of capital from equity affiliates	—	1,250	1,043
Proceeds from note receivable	1,263	—	2,355
Contingent acquisition payments	(1,009)	(1,257)	(1,786)
Change in other long-term assets	(340)	(641)	(2,059)

Net Cash Used In Investing Activities	(466,161)	(42,522)	(385,516)

Cash Flow From Financing Activities
Long-term debt borrowing	250,000	—	250,000
Long-term debt repayment	(38,176)	(90,052)	(69,942)
Short-term debt borrowings—net	(111,752)	14,654	(2,311)
Bank overdrafts	—	(1,979)	(1,005)
Proceeds from stock options exercised	12,724	16,069	12,195
Excess tax benefit on stock options exercised	6,299	7,681	7,601
Purchase of treasury stock	(403)	(246)	—
Payment of cash dividends	(23,114)	(19,746)	(16,868)
Deferred financing costs	(8,356)	—	(2,017)

Net Cash Provided by (Used In) Financing Activities	87,222	(73,619)	177,653
Effect of exchange rate changes on cash and cash equivalents	(9,038)	6,797	5,217

Net Change In Cash and Cash Equivalents	(51,810)	139,333	(16,202)
Cash and Cash Equivalents at Beginning Of Year	249,809	110,476	126,678

Cash and Cash Equivalents at End Of Year	$197,999	$249,809	$110,476

See Notes to Consolidated Financial Statements

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW—(Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2008	2007	2006
Cash paid during the year for:
Interest (net of amounts capitalized)	$43,325	$55,522	$52,268

Income taxes	$89,024	$64,120	$64,092

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$391,681	$—	$361,989
Purchase price	(383,372)	—	(329,839)

Liabilities assumed	$8,309	$—	$32,150

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditure included in Accounts Payable	$3,774	$983	$1,274

During the third quarter of 2008, 3.2 million shares of the Company’s common stock were issued upon the conversion of $99.9 million of convertible debentures.

See Notes to Consolidated Financial Statements

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

	Number of Shares		Amounts
(in thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
January 1, 2006	69,991	(5,603)	$69,991	$(55,840)	$65,110	$618,071	$(454)
Net income	—	—	—	—	—	138,927	—	$138,927
Translation adjustments	—	—	—	—	—	—	15,302	15,302
Minimum pension liability, net of tax benefits of $220	—	—	—	—	—	—	(338)	(338)
SFAS No. 158 adoption adjustment, net of taxes of $1,300	—	—	—	—	—	—	(2,182)	—
Interest rate agreements, net of taxes of $113							(175)	(175)

Comprehensive income								$153,716

Cash dividends	—	—	—	—	—	(16,868)	—
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $9,185	—	924	—	6,655	24,988	—	—
Other stock issuances	—	49	—	349	301	—	—

December 31, 2006	69,991	(4,630)	69,991	(48,836)	90,399	740,130	12,153
Net income	—	—	—	—	—	169,025	—	$169,025
Translation adjustments	—	—	—	—	—	—	21,034	21,034
Defined benefit plans, net of taxes of $3,698	—	—	—	—	—	—	7,029	7,029
Interest rate agreements, net of taxes of $709	—	—	—	—	—	—	(1,088)	(1,088)

Comprehensive income								$196,000

FIN No. 48 adoption adjustment						2,459
Cash dividends	—	—	—	—	—	(19,746)	—
Stock purchases	—	(5)	—	(246)	—	—	—
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $10,064	—	876	—	6,366	30,326	—	—
Other stock issuances	—	11	—	92	1,177	—	—

December 31, 2007	69,991	(3,748)	69,991	(42,624)	121,902	891,868	39,128
Net income	—	—	—	—	—	195,174	—	$195,174
Translation adjustments	—	—	—	—	—	—	(47,508)	(47,508)
Defined benefit plans, net of taxes of $5,736	—	—	—	—	—	—	(8,623)	(8,623)
Interest rate agreements, net of taxes of $2,221	—	—	—	—	—	—	(3,499)	(3,499)
Foreign exchange contracts, net of taxes of $22	—	—	—	—	—	—	48	48

Comprehensive income								$135,592

Cash dividends	—	—	—	—	—	(23,114)	—
Convertible bond redemption	3,223	—	3,223	—	96,662	—	—
Stock purchases	—	(7)	—	(403)	—	—	—
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $7,458	—	597	—	5,572	25,918	—	—
Directors’ deferred compensation plan (See Note 13)	—	—	—	—	6,683	—	—
Other stock issuances	—	17	—	151	964	—	—

December 31, 2008	73,214	(3,141)	$73,214	$(37,304)	$252,129	$1,063,928	$(20,454)

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

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America. The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. The Company accounts for equity investments on the cost method for those investments in which it does not control nor have the ability to exert significant influence over the investee, which generally is when the Company has less than a 20 percent ownership interest. In circumstances where the Company has greater than a 20 percent ownership interest and has the ability to exercise significant influence but does not control the investee, the investment is accounted for under the equity method. As a result, the Company accounts for its 50% interest in its Armand Products Company joint venture (“Armand”) and The ArmaKleen Company joint venture (“ArmaKleen”) under the equity method of accounting. Armand and ArmaKleen are specialty chemical businesses and the Company’s portion of their equity earnings is reported in the corporate segment, as described in Note 19. None of these entities are considered a significant subsidiary; therefore, summarized financial statement data is not presented.

Fiscal Calendar

The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4 weeks—4 weeks—5 weeks methodology. As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could include a partial or expanded week. Certain subsidiaries operating outside of North America are included for periods beginning and ending one month prior to the period presented, which enables timely processing of consolidating results. Material intervening events that occurred with respect to these locations in the one month period ending December 31 were recorded.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Promotional and Sales Returns Reserves

The Company conducts extensive promotional activities, primarily through the use of off-list discounts, slotting, co-op advertising, periodic price reduction arrangements, and end-aisle and other in-store displays. All such costs are netted against sales. Slotting costs are recorded when the product is delivered to the customer. Cooperative advertising costs are recorded when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when the revenue from the product that is subject to the promotion is recognized. The reserves for sales returns and consumer and trade promotion liabilities are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for such items with respect to products sold as of the balance sheet date. The Company uses historical trend experience and coupon redemption provider input in arriving at coupon reserve requirements, and uses forecasted appropriations, customer and sales organization inputs, and historical trend analysis in determining the reserves for other promotional activities and sales returns.

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

Foreign Currency Translation

Financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Unrealized gains and losses are recorded in Accumulated Other Comprehensive Income (Loss). Gains and losses on foreign currency transactions are recorded in the Consolidated Statements of Income.

Cash Equivalents

Cash equivalents consist of highly liquid short-term investments, which mature within three months of original maturity date.

Inventories

Inventories are valued at the lower of cost or market. Approximately 24% and 20% of the inventory at December 31, 2008 and 2007, were determined utilizing the last-in, first-out (LIFO) method. The cost of substantially all inventory in the Company’s Specialty Products segment as well as inventory sold under the

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARM & HAMMER and BRILLO trademarks in the Consumer Domestic segment is determined utilizing the LIFO method. The cost of the remaining inventory is determined using the first-in, first-out (“FIFO”) method. The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. The estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products. To minimize this risk, the Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to reflect inventory at net realizable value were $10.7 million at December 31, 2008, and $9.7 million at December 31, 2007.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives for building and improvements, machinery and equipment, and office equipment range from 9-40, 3-20 and 3-10 years, respectively. Routine repairs and maintenance are expensed when incurred. Leasehold improvements are depreciated over a period no longer than the lease term, except when the lease renewal has been determined to be reasonably assured and failure to renew the lease results in an economic penalty to the Company.

Property, plant and equipment are reviewed whenever events or changes in circumstances occur that indicate possible impairment exists in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of Company assets and liabilities. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews to identify idle and underutilized equipment, and reviews business plans for possible impairment. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

Software

The Company accounts for software in accordance with AICPA Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires companies to capitalize certain costs of developing computer software. Amortization is recorded using the straight-line method over the estimated useful lives of the software, which is estimated to be no longer than 5 years.

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

Goodwill and Other Intangible Assets

The Company accounts for Goodwill and Other Intangible Assets in accordance with SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method and reviewed for impairment in accordance with SFAS No.144.

Research and Development

Research & development costs in the amount of $51.2 million in 2008, $49.8 million in 2007 and $44.7 million in 2006 were charged to expense as incurred and included in selling, general and administrative expenses.

Earnings Per Share (“EPS”)

Basic EPS is calculated based on income available to common stockholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution to the Company’s earnings from common stock issuable pursuant to the exercise of stock options outstanding and the dilutive effect of convertible debt instruments. The convertible debt instruments were converted as of August 15, 2008,

The following table reflects the components of common shares outstanding for each of the three years ended December 31, 2008 in accordance with SFAS No. 128:

(In thousands)	2008	2007	2006
Weighted average common shares outstanding—basic	67,870	65,840	64,856
Dilutive effect of stock options	1,236	1,242	862
Dilutive effect of convertible debt	2,010	3,230	3,228

Equivalent average common shares outstanding—diluted	71,116	70,312	68,946

Antidilutive stock options outstanding	444	629	116

Employee Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R requires the determination of fair value of share-based compensation at the grant date and the recognition of the related expense over the period in which the share-

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based compensation vests. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006, and began recognizing an expense for unvested share-based compensation that had been issued or was to be issued after that date. As permitted by SFAS No. 123R, the Company applied the modified prospective method of adoption, under which compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the original SFAS 123 for either recognition or pro forma disclosures. In 2008, the Company recorded a pretax charge of $11.3 million associated with the fair-value of unvested stock options, of which $9.8 million was included in selling, general and administrative expenses and $1.5 million in cost of goods sold.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments designated and qualifying as cash flow hedges, and defined benefit plan adjustments, and is presented in the Consolidated Statements of Changes in Stockholders’ Equity and addressed in Note 15. Accumulated comprehensive income reflects the Company’s adoption, as of December 31, 2006, of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized. The Company records liabilities for potential assessments in various tax jurisdictions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- An Interpretation of FASB Statement No. 109” (“FIN 48”). The liabilities relate to tax return positions that, although supportable by the Company, may be challenged by the tax authorities. The Company adjusts these liabilities as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations. Settlement of any issue, or an adverse determination in litigation, with a taxing authority could require the use of cash and result in an increase in our annual tax rate. Conversely, favorable resolution of an issue with a taxing authority would result in a reduction to our annual tax rate.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” to replace SFAS No. 141, “Business Combinations.” SFAS No. 141(R) requires use of the acquisition method of accounting, defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date the acquirer obtained control and broadens the scope of SFAS 141 to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations consummated thereafter.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The statement is effective as of January 1, 2009. This statement requires enhanced disclosures about

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and (iii) how derivative instruments and related hedged items affect the Company’s financial results. The Company currently is evaluating the impact of this statement on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies and categorizes the order of priority of the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our consolidated financial statements.

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

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also provides guidance on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial statements.

2. Fair Value of Financial Instruments and Risk Management

The following table summarizes the carrying amounts and fair values of certain assets and liabilities in accordance with SFAS 157, “Fair Value Measurements”:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign exchange contracts	$353	$—	$353	$—

Liabilities
Interest rate collars	$7,862	$—	$7,862	$—
Diesel hedge contract	$4,541	$—	$4,541	$—

	$12,403	$—	$12,403	$—

The fair value of the diesel hedge contracts is based on home heating oil future prices for the duration of the contract.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the foreign exchange contracts are based on observable forward rates in commodity quoted intervals for the full term of the contract.

The fair value for the interest rate collars was derived using the forward three month LIBOR curve for the duration of the respective collars and a credit valuation adjustment.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007. SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

(In thousands)	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Current portion of note receivable	$1,324	$1,324	$1,263	$1,263
Long-term note receivable	2,342	2,450	3,670	3,661
Financial Liabilities:
Short-term borrowings	3,248	3,248	115,000	115,000
Current portion of long-term debt	71,491	66,708	33,707	33,707
Senior Subordinated Note debt @ 6.0%	250,000	240,250	250,000	242,500
Long-term bank debt	531,402	495,849	391,069	389,114
Convertible debt	—	—	99,948	177,268

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable

The carrying value of the note receivable represents the face value discounted by an interest factor management believes appropriate for the credit risk involved at the date of the note. The fair value of the note receivable reflects what management believes is the appropriate interest factor at December 31, 2008 and 2007, respectively, based on similar risks in the market.

Short-term Borrowings

The carrying amounts of accounts receivable securitization (see Note 11) and unsecured lines of credit equal fair value because of short maturities and variable interest rates.

Long-term Bank Debt, Current Portion of Long-term Debt

The Company determines fair value based upon the prevailing value of equivalent financing.

Convertible Debt and Senior Subordinated Note Debt

The Company determines fair value of its convertible debentures and senior subordinated notes based upon their quoted market value. The Company redeemed its Convertible Debentures on August 15, 2008 (see Note 11).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Risk

The Company has total debt outstanding at December 31, 2008 of $856.1 million, of which $250 million or 29% carries a fixed rate of interest. The remaining debt balance is primarily comprised of $602.9 million in term loans under the Credit Agreement, $1.0 million outstanding under a receivables purchase agreement and $2.2 million in international debt. The weighted average interest rate on these borrowings at December 31, 2008, excluding deferred financing costs and commitment fees, was approximately 3%.

The Company entered into two cash flow hedge agreements, each covering $100.0 million of zero cost collars, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its term loan debt. The hedge agreements have terms of five and three years, respectively, each with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to interest expense of $0.9 million in 2008 and estimates it will recognize approximately $3.2 million in interest expense in the next twelve months associated with the hedge agreements. Changes in the hedge agreements’ fair value are recorded in Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales or purchases denominated in the US Dollar, Canadian dollar, British pound and Euro. During the fourth quarter of 2008, the Company’s Canadian subsidiary entered into three forward exchange contracts to protect the Company from the risk that the eventual dollar net cash inflows or outflows would be adversely affected by changes in exchange rates. The contracts expire early in 2009. The face value of these contracts totaled $4.5 million. These contracts qualified for hedge accounting in accordance with SFAS No. 133, and changes in the fair value through the end of 2008 were marked and recorded as Other Comprehensive Income. The amount recorded was less than $0.1 million.

The Company currently has intercompany loans with certain of its subsidiaries. The Company is exposed to foreign exchange accounting re-measurement gains and losses from these intercompany loans. The Company previously entered into several foreign exchange contracts to hedge the net accounting re-measurement exposure on these loans. Also during the fourth quarter of 2008, the Company’s Brazilian subsidiary entered into a foreign exchange contract to protect a portion of its US dollar purchases. The contract expired in January 2009 and had a face value of $3.5 million. The contract did not qualify for hedge accounting and therefore, the change in fair value through the end of 2008 of $0.3 million, was recorded in other income.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in the liability to plan participants for contributions designated to notional investments in Company stock under the Company’s deferred compensation plan as a result of changes in quoted fair values. These contracts, which consist of cash settled call options in the amount of 128 thousand shares, covered approximately 71% of the notional shares in the plan and are marked to market through earnings. As a result of these contracts, the Company recognized income of approximately $0.2 million in 2008, $0.9 million in 2007 and $1.2 million in 2006, which reduced the charge for deferred compensation, included in SG&A expenses.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. In response to increasing fuel prices, and a concomitant increase in mileage surcharges, the Company entered into an agreement in January 2008 with a financial institution to hedge approximately 50% of its notional diesel fuel requirements for 2008, and an additional agreement in July 2008 to hedge approximately 20% of its notional diesel fuel requirements for 2009. It is the Company’s policy to use the hedges to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. The hedge agreements are designed to add stability to the Company’s product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.

Because the diesel hedge agreements do not qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to mark the agreements to market throughout the life of the agreements. The change in the market value of the hedge agreements resulted in a $4.5 million loss for 2008, which is reflected in cost of sales. The loss is related to the hedge contract for 2009, which was executed when diesel fuel was at close to record prices. Since July 2008, the price of diesel fuel has fallen, thus creating a liability (and a charge). Fluctuating diesel fuel prices in 2009 will affect the value of the hedge agreement covering 2009. If future diesel prices were to change by $0.10 per gallon, the impact to the 2009 financial statements due to the hedge agreements would be approximately $0.2 million.

3. Inventories

Inventories are summarized as follows:

(In thousands)	2008	2007
Raw materials and supplies	$52,850	$53,516
Work in process	9,147	9,169
Finished goods	136,896	150,966

Total	$198,893	$213,651

Inventories valued on the last-in, first-out (“LIFO”) method totaled $47.9 million and $42.0 million at December 31, 2008 and 2007, respectively, and would have been approximately $11.1 million and $8.4 million higher, respectively, had they been valued using the first-in, first-out (“FIFO”) method. The amount of LIFO liquidations in 2008 and 2007 were immaterial.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	2008	2007	Estimated Lives (Years)
Land	$25,659	$11,343	N/A
Buildings and improvements	143,590	147,114	9-40
Machinery and equipment	421,012	436,104	3-20
Office equipment and other assets	41,169	40,380	3-10
Software	36,729	33,336	5
Mineral rights	1,146	1,490	Based on Volume
Construction in progress	60,949	15,915	N/A

	730,254	685,682
Less accumulated depreciation and amortization	345,735	334,829

Net Property, Plant and Equipment	$384,519	$350,853

Depreciation and amortization of property, plant and equipment amounted to $45.6 million, $35.8 million and $35.6 million in 2008, 2007 and 2006, respectively. Interest charges in the amount of $0.7 million, $0.8 million and $0.6 million were capitalized in connection with construction projects in 2008, 2007 and 2006, respectively.

The Company wrote off $3.6 million and $3.3 million of obsolete property, plant and equipment in 2008 and 2007, respectively, principally in the Consumer Domestic segment. During 2008, the Company sold its Specialty Products subsidiary in the United Kingdom and its Consumer Products subsidiary in Spain. This reduced net property, plant and equipment by $7.6 million. In August 2007, the Company sold certain property owned by its Canadian subsidiary that had a net book value of $3.9 million for $7.2, net of selling costs. The gain on sale is included as a reduction of selling, general and administrative expenses and included in the Consumer International segment.

During the second quarter of 2008, the Company announced it will be closing its North Brunswick, New Jersey facility in 2009. As a result, the Company recorded an accelerated depreciation charge of $8.1 million in 2008 (see Note 9).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Acquisitions

Orajel

On July 7, 2008, the Company purchased substantially all of the assets and certain liabilities of Del Pharmaceuticals, Inc. (the “Orajel Acquisition”) for cash consideration of $383.4 million including fees. Products acquired from Del Pharmaceuticals, Inc. include the Orajel brand of oral analgesics and various other over-the-counter brands. The Company paid for the acquisition with additional bank debt of $250.0 million and available cash. The following table summarizes the preliminary purchase price allocation relating to this acquisition:

(In millions)	Fair Value of Assets Acquired
Current assets	$52.6
Property, plant and equipment	0.6
Tradenames and other intangibles	184.0
Goodwill	154.5

Total assets	391.7
Current liabilities	(8.3)

Net assets	$383.4

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

Pro forma results for the Orajel, OGI and USA Detergents acquisitions are not presented because they did not have a material effect on the Company’s consolidated financial statements.

6. Goodwill and Other Intangibles

The following table provides information related to the carrying value of all other intangible assets:

(In thousands)	December 31, 2008				December 31, 2007
	Gross Carrying Amount	Accummulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accummulated Amortization	Net	Amortization Period (Years)
Amortizable intangible assets:
Tradenames	$115,976	$(38,648)	$77,328	3-20	$107,066	$(31,154)	$75,912	3-20
Customer Relationships	241,640	(24,045)	217,595	15-20	131,366	(13,758)	117,608	15-20
Patents/Formulas	27,220	(14,977)	12,243	4-20	27,220	(11,816)	15,404	4-20
Non Compete Agreement	1,143	(807)	336	10	1,143	(695)	448	10

Total	$385,979	$(78,477)	$307,502		$266,795	$(57,423)	$209,372

Indefinite lived intangible assets—Carrying value
Tradenames	$502,671				$455,796

Intangible amortization expense amounted to $21.8 million in 2008, $18.0 million in 2007 and $13.5 million in 2006. The Company’s estimated intangible amortization expense will be approximately $24.3 million in 2009, approximately $23.0 million in each of 2010 through 2012, and approximately $22.0 million in 2013.

Unamortized tradenames and customer relationships increased in 2008 due to the Orajel Acquisition.

The Company recognized tradename impairment charges within selling, general and administrative expenses for the three year period ended December 31, 2008 as follows:

Segments:	2008	2007	2006
Consumer Domestic	$1.9	$—	$11.0
Consumer International	3.8	4.2	3.3

Total	$5.7	$4.2	$14.3

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tradename impairment charges recorded in 2008 were a result of management’s decision to exit a business, a potential change of a brand’s name, lost distribution at key customer accounts and reduced profitability. The impairment charges in 2007 and 2006 are also due to lost distribution at key customer accounts and reduced profitability. The amount of the impairment charge was determined by comparing the estimated fair value of the asset to its carrying amount. Fair value was estimated based on a “relief from royalty” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future. Under this method, the owner of an intangible asset must determine the arm’s length royalty that likely would have been charged if the owner had to license that asset from a third party. In addition, the carrying amount of amortizable tradenames declined during 2008 due to the sale of the Company’s subsidiary in Spain. The Company determined that the remaining carrying value of all tradenames was recoverable based upon the forecasted cash flows and profitability of the brands.

On December 31, 2007, approximately $19.5 million of tradenames previously considered indefinite lived assets were recharacterized as finite lived due to increased competition in their respective categories and were amortized prospectively effective January 1, 2008 over lives ranging from 5 to 15 years. The lives were determined based upon the estimated future cash flows of these brands.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2008 are as follows:

(In thousands)	Consumer Domestic	Consumer International	SPD	Total
Balance December 31, 2006	$630,489	$33,224	$22,588	$686,301
Goodwill associated with the OGI acquisition (see Note 5)(1)	1,349	—	—	1,349
Additional Unilever contingent consideration	1,192	—	—	1,192

Balance December 31, 2007	633,030	33,224	22,588	688,842
Goodwill associated with the Orajel acquisition (see Note 5)(2)	154,512	—	—	154,512
Subsidiary Divestiture (see Note 8)	—	—	(971)	(971)
Additional contingent consideration	974	—	—	974
Other	—	3,262	(1,389)	1,873

Balance December 31, 2008	$788,516	$36,486	$20,228	$845,230

(1)	Changes in the carrying amount of goodwill associated with the OGI acquisition primarily reflect final adjustments to the purchase price allocation and professional fees.
(2)	Changes in the carrying amount of goodwill associated with the Orajel Acquisition primarily reflect preliminary adjustments to the purchase price allocation and professional fees.

The Company performed its annual goodwill impairment test as of April 1, 2008 and no adjustments were required.

7. Canada Reorganization

During the fourth quarter of 2007, the Company announced an internal reorganization of certain functions relating to its Canadian subsidiary. Certain employees engaged in these functions were terminated and an agreement was reached with one of the subsidiary’s distributors to terminate its distribution contract. The total cost of the employee and contract terminations was approximately $3.5 million and was charged to the Consumer International segment. All the severance payments and contract termination fees were paid 2008.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Sale of Subsidiaries and Assets Held for Sale

On February 29, 2008, the Company sold its wholly-owned British subsidiary, Brotherton Speciality Products Ltd. (“Brotherton”) for a total of $11.2 million, net of fees. The sale resulted in a pretax gain of $3.0 million, which was included as a reduction of selling, general and administrative (“SG&A”) expenses in the Specialty Products Segment.

On August 29, 2008, the Company sold its Consumer International subsidiary in Spain for a total of $6.0 million. The transaction resulted in a pre tax charge of $3.5 million, which has been recorded in selling, general and administrative expenses for the Consumer International Segment. As a result of the sale, a $4.0 million tax benefit also was recorded as a reduction to tax expense.

The Company has made available for sale certain non core personal care product lines. The results of these product lines are included in both the Consumer Domestic and Consumer International Segments. The Company anticipates proceeds of approximately $30 million, which is included in other current assets on the Company’s Consolidated Balance Sheet. The Company does not expect to record a gain or loss.

9. Plant Shutdown

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

The Company’s existing North Brunswick complex is comprised of five separate buildings which have resulted in significant inefficiencies and cannot accommodate expansion to address expected future growth. The Company plans to provide severance and transition benefits to approximately 300 affected employees at the North Brunswick complex, as well as consideration for employment opportunities at other Company operations.

The Company expects to invest approximately $150.0 million in capital expenditures, of which $51.0 million was spent to build the facility, and incur the following cash and non–cash costs relating to the closing of the North Brunswick complex, which totaled $10.2 million in 2008 and is included in Cost of Sales for the Consumer Domestic segment:

Cash Costs

Severance—$4.7 million

Exit and disposal costs—$6.0 million

Non Cash Costs

Accelerated Depreciation—$21.0 million

The severance costs are being recognized ratably over the employees’ respective service requirement. In 2008, the Company accrued $1.9 million for severance costs. The exit and disposal costs, which include asset disposition and lease related costs, will not be incurred until late in 2009 and early 2010. As a result, no expense has yet been recognized for these costs. The Company anticipates it will incur approximately $3.0 million in exit and disposal costs in 2009 and the balance of the exit and disposal costs in 2010.

The accelerated depreciation charge is being recognized ratably over the remaining life of the North Brunswick complex. The Company recorded a charge of $8.1 million related to the accelerated depreciation in 2008.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

(In thousands)	2008	2007
Trade accounts payable	$186,998	$167,495
Accrued marketing and promotion costs	62,915	71,456
Accrued wages and related costs	35,651	34,537
Accrued profit sharing	12,848	12,357
Other accrued current liabilities	12,210	17,226

Total	$310,622	$303,071

11. Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)	2008	2007
Short-term borrowings
Securitization of accounts receivable due in April 2009	$1,000	$115,000
Various debt due to Brazilian banks	2,248	—

Total short-term borrowings	$3,248	$115,000

Long-term debt
Term Loan facility	$602,893	$391,069
Convertible debentures due on August 15, 2033	—	99,948
Senior subordinated notes (6%) due December 22, 2012	250,000	250,000

Total long-term debt	852,893	741,017
Less: current maturities	71,491	33,706

Net long-term debt	$781,402	$707,311

The long-term debt principal payments required to be made as of December 31, 2008 are as follows:

(In thousands)
Due by December 2009	$71,491
Due by December 2010	184,054
Due by December 2011	150,685
Due by December 2012	446,663

$852,893

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2008, securitization of accounts receivable was decreased by $114.0 million, from $115.0 million to $1.0 million, to lower the Company’s interest expense. The Company used existing cash for the transaction. In February 2009, the accounts receivable securitization facility was renewed with a higher margin and higher unused commitment fee as compared to the facility previously in place and with a new maturity date of February 2010.

Convertible Debentures:

In 2003, the Company issued $100.0 million principal amount of 5.25% convertible senior debentures due August 15, 2033 through a private placement to qualified institutional buyers. The debentures ranked equal in right of payment with all of the Company’s existing and future unsecured senior indebtedness. The debentures were effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness and to all of the existing and future indebtedness and other liabilities of the Company’s subsidiaries. The Company had the right to redeem all or part of the debentures on or after August 15, 2008. Interest was paid semi-annually on August 15th and February 15th of each year.

The Company called for redemption on August 15, 2008 (the “Redemption Date”) of all of its outstanding 5.25% Senior Convertible Debentures due 2033 (the “Debentures”) at 101.50% of the principal amount of the Debentures plus accrued and unpaid interest to the Redemption Date. In lieu of surrendering the Debentures for redemption for cash, holders could elect to convert their Debentures into shares of the Company’s common stock at the conversion rate of 32.26 shares of the Company’s common stock per $1,000 principal amount of Debentures (equivalent to a conversion price of $31.00 per share). Holders of $99.9 million principal amount of the Debentures that were outstanding when the Debentures were called for redemption converted their Debentures into 3,222,293 shares of Company common stock, and on the Redemption Date, the Company redeemed the remaining nominal principal amount of Debentures for cash.

Credit Agreement:

On December 23, 2005, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a number of banks and other financial institutions. This amended and restated Credit Agreement initially provided for a five year Term Loan A in a principal amount of $300.0 million, subject to an increase by up to an additional $250.0 million through an accordion feature upon the satisfaction of certain conditions, and continued the existing five year multi-currency revolving credit and letter of credit facility in an aggregate principal amount of up to $100.0 million. On August 7, 2006, the Company’s existing bank credit facility was amended and increased by $250.0 million, which the Company used to fund the OGI acquisition while maintaining the $250 million accordion feature. On June 3, 2008, the Company once again amended its Credit Facility, increasing the principal amount by $250 million, which was used to fund the Orajel Acquisition while maintaining the $250 million accordion feature. Other matters addressed in the June 2008 amendment included, among other things, an extension of the $100 million Revolving Credit from May 28, 2009 to August 31, 2012, as well as other capital expenditure related provisions associated with the new plant construction in York, PA. Specifically, permitted capital expenditures were $100.0 million in 2008 and will be

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$200.0 million in 2009, and $100.0 million, thereafter. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company. The term loan and the revolving loans bear interest under one of two rate options, selected by the Company, equal to (a) either (i) a eurocurrency rate (adjusted for any reserve requirements) (“Eurocurrency Rate”) or (ii) the greater of the prime rate, the secondary market rate for three-month certificates of deposit (adjusted for any reserve requirements) plus the applicable FDIC assessment rate plus 1.0%, or the federal funds effective rate plus 0.5% (“Alternate Base Rate”), plus (b) an applicable margin. On the closing date of the June 2008 agreement, the applicable margin was (a) 0.75% for the Eurocurrency rate and (b) 0% for the alternate rate. The Company’s revolving loans are available for general corporate purposes.

Senior Subordinated Debt:

On December 22, 2004, the Company issued $250.0 million of 6.0% senior subordinated notes due December 15, 2012 (“Notes”) with interest paid semi-annually. The Notes were issued at par and the Company received $225.0 million of proceeds that were used to redeem $218.6 million of the notes issued by Armkel, LLC, a joint venture in which the Company had a 50 percent interest until the Company acquired the other 50 percent interest in 2004, and the balance was used to make voluntary bank debt repayments. In the event that one or more domestic subsidiaries of the Company have annual revenues (other than intercompany revenues) or total assets (other than intercompany receivables) of $100,000 or more, the notes will be guaranteed by such subsidiary or subsidiaries. As of December 31, 2008, there are no subsidiaries that were guarantors. The notes are redeemable at the Company’s option, in whole or in part, at specified redemption prices, together with accrued and unpaid interest, if any, to the date of redemption.

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

Other Debt:

The Company’s Brazilian subsidiary, QGN, has lines of credit that enable it to borrow in its local currency. Amounts available under the lines of credit total $6.0 million, of which approximately $2.2 and $0.0 million were outstanding as of December 31, 2008 and 2007, respectively. The various lines of credit will expire before December 31, 2009. The weighted average interest rate on these borrowings at December 31, 2008 was approximately 17%. QGN’s long-term debt is subject to various interest rates that are determined by several local inflation indexes.

12. Income Taxes

The components of income before taxes are as follows:

(in thousands)	2008	2007	2006
Domestic	$266,058	$219,265	$184,806
Foreign	42,194	45,660	28,292

Total	$308,252	$264,925	$213,098

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

(in thousands)	2008	2007	2006
Current:
U.S. federal	$68,469	$51,153	$46,721
State	12,402	12,608	6,325
Foreign	17,052	15,620	12,100

	97,923	79,381	65,146

Deferred:
U.S. federal	9,576	11,497	3,808
State	10,954	4,025	5,967
Foreign	(5,375)	997	(750)

	15,155	16,519	9,025

Total provision	$113,078	$95,900	$74,171

Deferred tax assets (liabilities) consist of the following at December 31:

(in thousands)	2008	2007
Deferred tax assets:
Accounts receivable	$9,709	$6,551
Deferred compensation	29,876	28,136
Pension	17,774	14,979
Reserves	31,124	19,797
Tax credit carryforwards/other tax attributes	8,026	4,321
Net operating loss carryforwards	9,340	12,533

Total gross deferred tax assets	105,849	86,317
Valuation allowances	(2,193)	(8,217)

Total deferred tax assets	103,656	78,100

Deferred tax liabilities:
Goodwill	(86,325)	(52,024)
Tradenames and other intangibles	(97,264)	(97,151)
Property, plant and equipment	(53,615)	(56,465)

Total deferred tax liabilities	(237,204)	(205,640)

Net deferred tax liability	$(133,548)	$(127,540)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

(in thousands)	2008	2007	2006
Statutory rate	35%	35%	35%
Tax that would result from use of the federal statutory rate	$107,888	$92,726	$74,584
State and local income tax, net of federal effect	15,182	10,810	8,140
Varying tax rates of foreign affiliates	(3,093)	(1,850)	1,448
Benefit from domestic manufacturing deduction	(4,476)	(3,018)	(1,749)
Resolution of tax contingencies	—	—	(4,231)
Other	(2,423)	(2,768)	(4,021)

Recorded tax expense	$113,078	$95,900	$74,171

Effective tax rate	36.7%	36.2%	34.8%

At December 31, 2008, foreign subsidiaries of the Company had net operating loss carryforwards of approximately $36 million. The majority of the net operating loss carryforwards expire on various dates through December 31, 2018. A portion of the net operating loss carryforwards are not subject to expiration.

We believe that it is more likely than not that the benefit from certain foreign net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $2.2 million and $8.2 million at December 31, 2008 and 2007, respectively, on the deferred tax asset relating to these foreign net operating loss carryforwards. At December 31, 2007, the Company’s subsidiary in Spain had a deferred tax asset from net operating loss carryforwards of $5.6 million, on which a full valuation allowance had been provided. During 2008, the Company’s subsidiary in Spain was sold, and the deferred tax asset and related valuation allowance were written off. During 2008, the Company determined that based on all available evidence, the Company’s subsidiary in Brazil would utilize its pre-acquisition net operating losses prior to their expiration. Accordingly, the valuation allowance of $1.4 million was eliminated with a corresponding reduction to goodwill.

The Company has undistributed earnings of foreign subsidiaries of approximately $120 million at December 31, 2008 for which deferred taxes have not been provided. These earnings, which are considered to be permanently reinvested, would be subject to U.S. tax if they were remitted as dividends. It is not practicable to determine the deferred tax liability on these earnings.

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet in order for the tax benefit to be recognized in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2008	2007
Unrecognized tax benefits at January 1	$27.8	$—
Unrecognized tax benefits upon adoption of FIN 48	—	18.5
Gross increases—tax positions in current period	8.0	7.4
Gross increases—tax positions in prior period	0.5	2.1
Gross decreases—tax positions in prior period	(0.7)	—
Settlements	—	(0.1)
Lapse of statute of limitations	(0.1)	(0.1)

Unrecognized tax benefits at December 31	$35.5	$27.8

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the balance of unrecognized tax benefits at December 31, 2008 and 2007 respectively, are $16.7 million and $11.3 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2008 and 2007 respectively, are $18.8 million and $16.5 million of tax benefits that, if recognized, would result in adjustments to balance sheet tax accounts, primarily deferred taxes.

The Company is subject to U.S. federal income tax as well as the income tax in multiple state and international jurisdictions. Substantially all material federal, state, and international income tax matters have been effectively concluded for years through 2003. The tax years 2004 through 2007 are currently under audit by the U.S. Internal Revenue Service and several state taxing authorities. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a decrease of approximately $19 million in the unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations. Of this amount, $13.0 million would result in adjustments to balance sheet tax accounts, primarily deferred taxes and would not affect the effective tax rate.

The Company’s policy for recording interest associated with income tax examinations is to record interest as a component of income before taxes. Interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. During the twelve months ended December 31, 2008, the Company recognized approximately $2.5 million in interest expense associated with uncertain tax positions. As of December 31, 2008, the Company had $5.2 million in accrued interest expense related to unrecognized tax benefits.

13. Benefit Plans

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

The Company records the valuation of its defined benefit plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 amended the benefit accounting requirements of SFAS Nos. 87, 88, 106 and 132(R). SFAS No 158 requires employers to recognize the funded status of a benefit plan in the balance sheet, which is a long-term liability for the Company. Any previously unrecognized gains or losses are now recorded in the equity section of the balance sheet within accumulated other comprehensive income.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information on the status of the defined benefit plans at December 31:

(In thousands)	Pension Plans		Nonpension Postretirement Plans
	2008	2007	2008	2007
Change in Benefit Obligation:
Benefit obligation at beginning of year	$136,057	$133,995	$21,670	$22,756
Adjustment to prior year obligation	(667)	230	—	—
Service cost	2,180	2,712	479	530
Interest cost	7,527	7,143	1,253	1,204
Plan participants’ contributions	378	427	209	218
Actuarial (gain) loss	(14,615)	(6,816)	(298)	(2,510)
Effects of exchange rate changes	(16,182)	6,748	(629)	567
Benefits paid	(9,814)	(8,382)	(1,128)	(1,095)

Benefit obligation at end of year	$104,864	$136,057	$21,556	$21,670

Change in Plan Assets:
Fair value of plan assets at beginning of year	$122,273	$105,933	$—	$—
Adjustment to prior balance	(105)	90	—	—
Actual return on plan assets (net of expenses)	(21,422)	8,980	—	—
Employer contributions	14,569	9,334	919	877
Plan participants’ contributions	378	427	209	218
Effects of exchange rate changes	(15,039)	5,891	—	—
Benefits paid	(9,814)	(8,382)	(1,128)	(1,095)

Fair value of plan assets at end of year	$90,840	$122,273	$—	$—

Funded status at end of year, recorded in Pension and
Postretirement Benefits	$(14,024)	$(13,784)	$(21,556)	$(21,670)

Amounts Recognized in Accumulated Other Comprehensive Income:
Prior Service Credit	$(10)	$(12)	$279	$(317)
Actuarial Loss	15,446	222	(300)	563

Net Loss Recognized in Accumulated Other Comprehensive Income	$15,436	$210	$(21)	$246

Amounts recognized in the statement of financial position consist of:

	2008	2007	2008	2007
Pension and Postretirement Benefits	$(14,024)	$(13,784)	$(21,556)	$(21,670)
Accumulated other comprehensive loss (income)	15,436	210	(21)	246

Net amount recognized at end of year	$1,412	$(13,574)	$(21,577)	$(21,424)

Accumulated benefit obligation	$97,169	$119,863	$—	$—

In 2008, the change in other comprehensive income was a $14.6 million increase in pension plan obligations and a $0.3 million decrease for postretirement benefit plans. The change to the pension plans is primarily related to the reduction in plan assets, which were affected by the worldwide economic crisis and the decline in the securities markets. The change to postretirement plans is due to the change in discount rate at the Company’s Canadian facility.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine benefit obligations as of December 31:

	Pension Plans		Nonpension Postretirement Plans
	2008	2007	2008	2007
Discount Rate	6.58%	5.98%	6.42%	6.13%
Rate of Compensation increase	4.20%	4.51%	—	—

Net Pension and Net Postretirement Benefit Costs consisted of the following components:

(In thousands)	Pension Costs			Nonpension Postretirement Costs
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$2,180	$2,712	$2,375	$476	$530	$499
Interest cost	7,527	7,144	6,696	1,237	1,204	1,227
Expected return on plan assets	(8,213)	(7,694)	(6,596)	—	—	—
Amortization of prior service cost	15	15	—	38	38	82
Recognized actuarial (gain) or loss	7	206	165	(3)	(3)	(3)
Net deferrals	(38)	(40)	(4)	—	—	2
Settlement loss	73	(52)	—	—	—	—

Net periodic benefit cost	$1,551	$2,291	$2,636	$1,748	$1,769	$1,807

In 2009, amounts in accumulated other comprehensive income expected to be recognized in the income statement are estimated to be approximately $1.4 million and $0.1 million for pension and postretirement plans, respectively.

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Plans			Nonpension Postretirement Plans
	2008	2007	2006	2008	2007	2006
Discount Rate	6.04%	5.36%	5.35%	6.15%	5.67%	5.68%
Rate of Compensation increase	4.47%	4.40%	4.17%	—	—	—
Expected long-term rate of return on plan assets	7.21%	7.19%	6.80%	—	—	—

The Company’s pension and postretirement benefit costs are developed from actuarial valuations. These valuations reflect key assumptions provided by the Company to its actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s pension and postretirement benefit costs may occur in the future due to changes in these assumptions.

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for the Company’s pension plans and postretirement plans, the Company refers to an applicable index and expected cash flows to select a rate at which it believes the pension benefits could be effectively settled.

The expected long-term rate of return on pension plan assets is selected by taking into account a historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. A 50 basis point change in the expected long-term rate of return would result in less than a $0.5 million change in pension expense for 2009.

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

The Company’s pension plan weighted-average asset allocations at December 31, 2008 and 2007 are as follows:

	Pension Plan Assets at December 31,
	2008	2007
Equity Securities	58%	62%
Debt Securities	19%	18%
Guaranteed Investment	15%	12%
Other	8%	8%

	100%	100%

The Company made cash contributions of approximately $14.6 million to its pension plans in 2008. The Company estimates it will be required to make cash contributions to its pension plans of approximately $4.6 million in 2009.

The following benefit payments are expected to be paid from the defined benefit plans:

(In thousands)	Pension Plans	Nonpension Postretirement Plans
2009	$7,217	$1,162
2010	6,933	1,239
2011	7,174	1,341
2012	7,200	1,395
2013	7,255	1,484
2014-2018	38,422	8,746

The accumulated postretirement benefit obligation has been determined by application of the provisions of the Company’s medical plans including established maximums and sharing of costs, relevant actuarial assumptions and health-care cost trend rates projected at 10.0% for 2008 and decreasing to an ultimate rate of 5.0% in 2018. The Company has a maximum annual benefit based on years of service for those participants over 65 years of age.

The following chart shows the effect of a 1% change in healthcare cost trends:

(in thousands)	2008	2007
Effect of 1% increase in health-care cost trend rates on:
Postretirement benefit obligation	$1,723	$1,260
Total of service cost and interest cost component	152	166
Effect of 1% decrease in health-care cost trend rates on:
Postretirement benefit obligation	(1,520)	(1,106)
Total of service cost and interest cost component	(131)	(137)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also maintains a defined contribution profit sharing plan for domestic salaried and certain hourly employees. Amounts charged to earnings for this plan were $12.8 million, $12.4 million and $11.5 million in 2008, 2007 and 2006, respectively.

The Company also has a domestic employee 401K savings plan. The Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings. The Company’s matching contributions to the savings plan were $3.3 million, $2.9 million and $2.7 million in 2008, 2007 and 2006, respectively.

The Company has an employee stock purchase plan which permits employees to purchase the Company’s common stock at a 15% discount to the prevailing market price. No more than $25 thousand can be purchased by any one employee during a plan year. The 15% discount is included in selling, general and administrative expenses. Total expenses for 2008, 2007 and 2006 were $0.5 million, $0.4 million and $0.4 million, respectively.

Deferred Compensation Plans

The Company maintains a deferred compensation plan into which certain members of management are eligible to defer a maximum of 85% of their regular compensation (i.e. salary) and incentive bonus. The amounts deferred under this plan are credited with earnings or losses based upon changes in values of notional investments elected by the plan participant. The investment options available include notional investments in various stock, bond and money market accounts as well as Company Common Stock. Each plan participant is fully vested in the amounts he/she defers. The plan also functions as an “excess” plan and Profit Sharing contributions that cannot otherwise be contributed to the qualified Savings and Profit Sharing Plan are credited to this plan. The vesting of those contributions mirrors the vesting schedule in the qualified plan.

Non-employee Board members are eligible to defer up to 100% of their directors’ compensation into a similar Plan; however, the only option for investment is Company Stock. Directors are always 100% vested in their account balance.

The Company amended the directors’ deferred compensation plan during the second quarter of 2008 to provide that compensation deferrals credited to a director’s account will be settled in the Company’s stock. Previously, compensation deferrals consisted of notional investments in Company stock that settled in cash. This change resulted in a $6.6 million reclassification of the value of the underlying stock from long term liabilities to equity. Subsequent changes in the fair value of the Company’s stock are not recognized. Subsequent deferred compensation will increase stockholders’ equity. The shares related to the stock settlement obligation are reflected in the weighted average number of basic and diluted shares used for the EPS calculations.

The liability to plan participants in either plan for contributions designated for notional investment in Company stock is based on the quoted fair value of the Company’s stock plus any dividends credited. The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Company stock. At December 31, 2008 and 2007, the liability under these plans amounted to $38.8 million and $49.2 million, respectively and the funded balances amounted to $33.2 million and $33.0 million, respectively. The amounts charged to earnings, including the effect of the hedges, totaled $1.2 million, $2.1 million, and $2.4 million in 2008, 2007 and 2006, respectively.

The Company is not obligated to fund the liability. It has, however established a rabbi trust which partially offset the liability and protect the interest of the plan participants in the event of a Change of Control.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Stock Based Compensation Plans

a. Stock Option Plans

The Company has options outstanding under four equity compensation plans. Under the Omnibus Equity Plan, the Company may grant options and other stock-based awards to employees and directors. Under the 1983 Stock Option Plan and the Stock Award Plan, the Company granted options to key management employees. Under the Stock Option Plan for Directors, the Company grants options to non-employee directors. Following adoption of the Omnibus Equity Plan by stockholders in 2008, no further grants may be made under the other plans. Options outstanding under the plans are issued at market value on the date of grant, vest on the third anniversary of the date of grant and must be exercised within ten years of the date of grant. A total of 10.5 million shares of the Company’s common stock is authorized for issuance upon the exercise of stock options. Issuances of Common Stock to satisfy employee option exercises are currently made from treasury stock.

Stock option transactions for the three years ended December 31, 2008 were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	4,741,882	$21.37
Grants	913,550	35.51
Exercised	923,916	13.20
Cancelled	152,705	28.17

Outstanding at December 31, 2006	4,578,811	25.61
Grants	616,450	49.01
Exercised	875,839	18.37
Cancelled	88,100	37.49

Outstanding at December 31, 2007	4,231,322	30.24
Grants	671,033	55.72
Exercised	596,883	21.14
Cancelled	47,724	38.25

Outstanding at December 31, 2008	4,257,748	$35.42

At December 31, 2008, 2007 and 2006, options to purchase 2,103,646 shares, 2,120,207 shares and 2,386,874 shares were exercisable, respectively.

During the first quarter of 2007, the Company amended its Stock Award Plan to provide that in the event a participant in the plan voluntarily terminates employment or is involuntarily terminated without cause, and on the date of termination, such participant is at least 55 years old, has at least 5 years of service, and the participant’s combined age and years of service is equal to or greater than 65, then any stock options held by such employee that were granted after the date of the amendment may be exercised by such employee within a period of three years from the date of such termination of employment or, if earlier, the date such stock options otherwise would have expired provided that the options have vested before the end of such three year period or the expiration date as applicable. A participant is eligible for the exercise provision only if the participant executes a separation agreement, including non-competition, non-solicitation, confidentiality and non-disparagement provisions in a form acceptable to the Company and provides the Company with 120 days notice of the date of a voluntary termination. As a result of these changes and in connection with the Company’s second quarter 2007 grant

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense, approximately $0.9 million was accelerated into the second quarter. No modifications were made to any options outstanding as of the date of the amendment described above.

The table below summarizes information relating to options outstanding and exercisable at December 31, 2008.

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Outstanding as of 12/31/08	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/2008	Weighted Average Exercise Price
$ 5.01 - $15.00	237,403	1.0	$11.93	237,403	$11.93
$15.01 - $25.00	844,035	3.5	$20.31	844,035	$20.31
$25.01 - $35.00	651,010	5.5	$30.33	583,045	$30.30
$35.01 - $45.00	1,272,100	6.7	$35.32	439,163	$35.39
$45.01 - $55.00	596,550	8.3	$49.05	—	—
$55.01 - $65.00	656,650	9.4	$55.77	—	—

	4,257,748	6.2	$35.42	2,103,646	$25.28

The table above represents the Company’s estimate of options fully vested and expected to vest. Expected forfeitures are not material to the Company and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised, stock compensation expense related to the stock options, fair value of stock options and assumptions used in determining fair value:

	2008	2007	2006
Intrinsic Value of Stock Options Exercised (in millions)	$21.4	$26.7	$22.4
Stock Compensation Expense Related To Stock Option Awards (in millions)	$11.3	$10.6	$10.3
Issued Stock Options (in thousands)	671	616	914
Weighted Average Fair Value of Stock Options issued (per share)	$16.55	$16.87	$13.62
Fair Value of Stock Options Issued (in millions)	$11.1	$10.4	$12.4

Assumptions Used:
Risk-free interest rate	3.7%	5.0%	5.0%
Expected life in Years	6.6 years	6.3 years	6.5 years
Expected volatility	22.5%	25.0%	30.4%
Dividend Yield	0.6%	0.6%	0.7%

The average fair value is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2008, there was a fair value of $10.4 million related to unamortized stock option compensation expense, which is expected to be recognized over a weighted-average period of approximately one year. The Company’s Consolidated Statements of Cash Flow reflects an add back to Net Cash Provided by

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Activities of $12.4 million and $11.4 million in 2008 and 2007, respectively, for non cash compensation expense, primarily stock option expense. Net Cash Provided by (Used in) Financing Activities includes $6.3 million and $7.7 million in 2008 and 2007, respectively, of excess tax benefits on stock option exercised. The total tax benefit for 2008, 2007 and 2006 was $7.5, $10.1 and $9.2 million, respectively.

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

Activity for the three years ended December 31, are as follows:

	2008	2007	2006
Shares issued (in thousands)	5	3	41
Total value granted (in millions)	$0.3	$0.2	$1.5
Compensation expense (in millions)	$0.5	$0.8	$0.3

15. Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of changes in accumulated other comprehensive income (loss) are as follows:

(in thousands)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2006	$3,999	$(4,453)	$—	$(454)
Comprehensive income changes during the year (net of tax of $333)	15,302	(338)	(175)	14,789
SFAS No. 158 adoption adjustment
(net of tax of $1,300)	—	(2,182)	—	(2,182)

Balance December 31, 2006	19,301	(6,973)	(175)	12,153
Comprehensive income changes during the year (net of tax of $2,989)	21,034	7,029	(1,088)	26,975

Balance December 31, 2007	40,335	56	(1,263)	39,128
Comprehensive income changes during the year (net of tax of $7,935)	(47,508)	(8,623)	(3,451)	(59,582)

Balance December 31, 2008	$(7,173)	$(8,567)	$(4,714)	$(20,454)

16. Common Stock Voting Rights and Rights Agreement

On August 27, 1999, the Board of Directors adopted a Shareholder Rights Plan (the Plan) that essentially reinstated a Shareholder Rights Plan originally enacted in 1989, which had terminated. In connection with the adoption of the Plan, the Board declared a dividend of one preferred share purchase right to purchase Junior

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Participating Preferred Stock for each outstanding share of Company Common Stock. In the event that any person or group acquires 20% or more of the outstanding shares of Common Stock, or upon the occurrence of other specified events, each holder of a right (other than the acquiring person or group or certain other specified persons) will be entitled to receive, upon payment of the exercise price, that number of shares of Common Stock into which the Junior Participating Preferred Stock is convertible having a market value equal to two times the exercise price. The Board of Directors may redeem the rights for a nominal amount under specified circumstances.

The rights were issued on September 13, 1999, payable to shareholders of record at the close of business on that date and prior to events specified in the Plan, are not separable from the Common Stock. The rights will expire on September 13, 2009.

17. Commitments, Contingencies and Guarantees

a. Rent expense amounted to $22.2 million in 2008, $17.2 million in 2007 and $12.6 million in 2006. The Company is obligated for minimum annual rentals under non-cancelable long-term operating leases as follows:

(in thousands)
2009	$21,261
2010	17,537
2011	13,076
2012	9,960
2013	6,902
2014 and thereafter	26,002

Total future minimum lease commitments	$94,738

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

c. Our distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (“FDA”). Certain of our condoms, and similar condoms sold by our competitors, contain the spermicide nonoxynol-9 (“N-9”). Some interested groups have issued reports that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse. In late 2008, the FDA issued final labeling guidance for latex condoms but excluded N-9 lubricated condoms from the guidance. While we await further FDA guidance on N-9 lubricated condoms we believe that our present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s guidance, and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, we cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), we could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease our operating income.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

d. The Company has commitments to acquire approximately $106.7 million of raw material, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders/requirements.

e. The Company has $3.3 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims and one year of rent on a warehouse in the event of the Company’s insolvency.

f. In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition. The Company made cash payments of $1.0 million, and accrued a payment of $0.2 million in 2008. The payment and accrual were accounted for as additional purchase price. The Company has paid approximately $9.0 million, exclusive of the $0.2 million accrual, in additional performance-based payments since the acquisition.

g. The Company filed suit against Abbott Laboratories, Inc (“Abbott”) in April 2005 claiming infringement of certain patents resulting from Abbott’s manufacture and sale of its Fact Plus pregnancy diagnostic test kits. Following a trial in February 2008, the jury found that the Company’s patents were valid and willfully infringed by Abbott during the period from April 1999 through September 2003 and awarded damages to the Company in the amount of $14.6 million. On June 23, 2008, the District Court issued an opinion finding that Abbott’s conduct had been willful and doubled the damages awarded to the Company to $29.2 million before prejudgment interest. There remains a post-trial motion pending with the District Court with respect to the damages awarded at trial. The Company is vigorously contesting the motion. In June 2007, Abbott filed suit against the Company claiming infringement of certain patents that are licensed to Abbott, also in relation to pregnancy diagnostic test kits. The Company intends to continue its vigorous defense of this action.

h. During the fourth quarter of 2006, the Company sold its Chicago plant at a price equivalent to the plant’s net book value. In conjunction with the sale, the Company entered into a seven year supply agreement with the purchaser for production of powder detergent at the plant. The supply agreement guarantees the purchaser a minimum annual production volume. If the annual production volume falls below the minimum, the Company is obligated to pay a shortfall penalty. This penalty is capped at $2.0 million over the life of the contract. As a result, the Company recorded a $1.3 million charge in the fourth quarter of 2006, which equated to the net present value of this penalty at the time as the Company believed it is probable that it will not meet the minimum production levels in each year of the contract. The Company accrued approximately $0.2 million and $0.1 million of applicable interest expense in 2008 and 2007, respectively, related to this obligation.

i. The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position and cash flows.

18. Related Party Transactions

For the years ended December 31, 2008, 2007, 2006, the Company invoiced Armand $1.6, $1.6 and $1.6 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses), respectively. Sales of Armand products to the Company over the same periods were $15.0, $9.6 and $9.7 million, respectively. As of December 31, 2007, the Company had outstanding receivables from Armand of $1.3 million. Also, the Company has outstanding accounts payable to Armand of $1.0 and $0.8 million as of December 31, 2008 and 2007, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2008, 2007, 2006, the Company invoiced ArmaKleen $2.7, $3.0 and $2.8 million for administration and management oversight services (which was included as a reduction of selling, general and administrative expenses), respectively. Sales of inventory to ArmaKleen over the same periods were $5.2, $5.0 and $5.2 million, respectively. As of December 31, 2008 and 2007, the Company had outstanding receivables from ArmaKleen of $0.7 and $1.1 million, respectively.

In connection with its Armand and ArmaKleen joint ventures and its partnership with a supplier of sodium raw materials (see paragraph b of Note 17), the Company believes it has no incentive to negotiate with any of those entities in a manner that is not in the best interests of stockholders generally, since it has no equity interest in the other partners. The Company has entered into agreements with these entities in the ordinary course of business.

19. Segments

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

The Company had 50% ownership interests in Armand and ArmaKleen as of December 31, 2008. The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested in the first quarter of 2008 as part of the sale of Brotherton. The equity in earnings of Armand and ArmaKleen for the twelve months ended December 31, 2008, 2007 and 2006 and Esseco for the two months ended February 29, 2008 and the twelve months ended December 31, 2007 and 2006, is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results. The domestic results of operations for the business acquired from OGI are included in the Consumer Domestic segment. The results of operations for foreign operations acquired from OGI are included in the Consumer International segment.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2008. All amounts are presented in thousands.

	Consumer Domestic(3)	Consumer International(3)	SPD	Corporate(1)	As Reported
Net sales
2008	$1,716,801	$420,192	$285,405	$—	$2,422,398
2007	1,563,895	398,521	258,524	—	2,220,940
2006	1,382,223	343,145	220,293	—	1,945,661

Gross profit
2008	740,489	193,971	62,589	(25,331)	971,718
2007	652,387	185,556	53,693	(23,738)	867,898
2006	575,854	158,704	50,701	(24,122)	761,137

Marketing Expenses
2008	229,358	62,191	2,581	—	294,130
2007	189,391	64,845	2,507	—	256,743
2006	161,367	52,889	2,405	—	216,661

Selling, General and Administrative
2008	239,535	92,082	30,970	(25,331)	337,256
2007	218,299	79,804	31,756	(23,738)	306,121
2006	212,455	73,083	30,958	(24,122)	292,374

Operating Profit
2008	271,596	39,698	29,038	—	340,332
2007	244,697	40,907	19,430	—	305,034
2006	202,032	32,732	17,338	—	252,102

Income from Affiliates
2008	—	—	—	11,334	11,334
2007	—	—	—	8,236	8,236
2006	—	—	—	7,135	7,135

Interest Expenses(2)
2008	37,464	5,476	4,005	—	46,945
2007	47,526	7,615	3,751	—	58,892
2006	43,674	6,638	3,716	—	54,028

Investment Earnings(2)
2008	5,384	787	576	—	6,747
2007	6,524	1,045	515	—	8,084
2006	4,289	652	365	—	5,306

Other Income & Expenses(2)
2008	(2,560)	(374)	(274)	—	(3,208)
2007	1,993	319	157	—	2,469
2006	2,085	317	177	—	2,579

Income Before Taxes and Minority Interest
2008	236,956	34,635	25,335	11,334	308,260
2007	205,688	34,656	16,351	8,236	264,931
2006	164,732	27,063	14,164	7,135	213,094

Identifiable Assets
2008	2,257,100	292,130	160,435	91,773	2,801,438
2007	1,877,924	384,674	185,768	84,124	2,532,490
2006	1,770,789	320,578	180,021	62,766	2,334,154

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consumer Domestic(3)	Consumer International(3)	SPD	Corporate(1)	As Reported
Capital Expenditures
2008	90,283	4,081	3,955	—	98,319
2007	38,762	7,914	2,200	—	48,876
2006	41,888	3,615	2,095	—	47,598

Depreciation & Amortization
2008	57,186	6,262	4,733	3,223	71,404
2007	40,831	5,751	8,026	2,063	56,671
2006	37,339	5,198	7,351	1,839	51,727

(1)	The Corporate segment reflects the following:
A.	The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of cost of goods sold in the Company’s Consolidated Statements of Income. Such amounts were $25.3 million, $23.7 million, and $24.1 million for 2008, 2007 and 2006, respectively.
B.	Equity in earnings of affiliates from Armand Products and The Armakleen Company.
C.	Corporate assets include note receivable, domestic deferred income taxes and the Company’s investment in unconsolidated affiliates.
(2)	In determining Income before Minority Interest and Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit.
(3)	As of January 1, 2008, the Company modified its organizational structure, resulting in a change in classification of certain Consumer Domestic export sales to Consumer International. Therefore, 2007 and 2006 results have been restated to reflect a reclassification in sales of $10.2 million and $6.3 million for the twelve months ended December 31, 2007 and December 31, 2006, respectively, from the Consumer Domestic segment to the Consumer International segment. In addition, Income Before Minority Interest and Income Taxes of $1.5 million and $1.8 million for the twelve months ended December 31, 2007 and December 31, 2006, respectively, has been reclassified from the Consumer Domestic segment to the Consumer International segment.

Other than the differences noted in footnotes (1) and (2) above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies set forth in Note 1.

Product line revenues from external customers for each of the three years were as follows:

(In thousands)	2008	2007	2006
Household Products	$1,081,440	$991,141	$826,680
Personal Care Products	635,361	572,754	555,543

Total Consumer Domestic	1,716,801	1,563,895	1,382,223
Total Consumer International	420,192	398,521	343,145
Total SPD	285,405	258,524	220,293

Total Consolidated Net Sales	$2,422,398	$2,220,940	$1,945,661

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Approximately 78%, 78% and 79% of the net sales reported in the accompanying consolidated financial statements in 2008, 2007 and 2006, respectively were to customers in the United States. Approximately 94%, 92% and 93% of long-lived assets were located in the U.S. at December 31, 2008, 2007 and 2006, respectively. Other than the United States, no one country accounts for more than 6% of consolidated net sales and 4% of total assets.

Customers

A group of three Consumer Domestic customers accounted for approximately 31% of consolidated net sales in 2008, of which a single customer (Wal-Mart Stores, Inc.) accounted for approximately 22%. A group of three Consumer Domestic customers accounted for approximately 30% of consolidated net sales in 2007, of which Wal-Mart accounted for approximately 22%. A group of three Consumer Domestic customers accounted for approximately 29% of consolidated net sales in 2006 of which Wal-Mart accounted for approximately 21%.

Supplemental Financial Information of Guarantor and Non-Guarantor Operations

Effective in the third quarter of 2008, the Company merged the remaining guarantor subsidiary with respect to its 6% senior subordinated notes into the Company. As a result, the Company no longer is providing consolidating information responsive to the disclosure requirement of Rule 3-10 of Regulation S-X.

20. Andes Trading Litigation

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

21. Unaudited Quarterly Financial Information

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2008
Net Sales	$552,867	$593,959	$630,672	$644,900	$2,422,398
Gross Profit	224,106	242,480	251,094	254,038	971,718
Income from Operations	92,762	81,883	85,548	80,139	340,332
Equity in Earnings of Affiliates	2,380	2,152	2,443	4,359	11,334
Net Income	56,191	45,765	48,989	44,229	195,174
Net Income per Share-Basic	$0.85	$0.69	$0.72	$0.63	$2.88
Net Income per Share-Diluted	$0.81	$0.66	$0.69	$0.62	$2.78

2007
Net Sales	$514,335	$546,472	$580,438	$579,695	$2,220,940
Gross Profit	199,876	216,693	229,407	221,922	867,898
Income from Operations	82,143	76,550	88,615	57,726	305,034
Equity in Earnings of Affiliates	2,260	1,760	1,797	2,419	8,236
Net Income	45,099	40,533	51,716	31,677	169,025
Net Income per Share-Basic	$0.69	$0.62	$0.78	$0.48	$2.57
Net Income per Share-Diluted	$0.66	$0.59	$0.75	$0.46	$2.46

2006
Net Sales	$442,391	$458,584	$518,578	$526,108	$1,945,661
Gross Profit	168,992	184,793	202,960	204,392	761,137
Income from Operations	72,320	66,656	68,889	44,237	252,102
Equity in Earnings of Affiliates	1,660	1,740	1,877	1,858	7,135
Net Income	39,947	36,406	38,664	23,910	138,927
Net Income per Share-Basic	$0.62	$0.56	$0.60	$0.37	$2.14
Net Income per Share-Diluted	$0.60	$0.54	$0.57	$0.36	$2.07

In the first quarter of 2008, the Company sold its United Kingdom subsidiary, which resulted in a pretax gain of $3.0 million, and the Company recorded an asset impairment charge of $ 5.6 million due to its decision to exit a business.

In the fourth quarter of 2008 and 2007, the Company recorded impairments of intangible assets of $2.2 million and $4.2 million, respectively. These impairments were a result of lost distribution at key customer accounts and to a lesser extent lost profitability.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein. Our independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is set forth in Item 8 of this Annual Report on Form 10-K.

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

(a) 1. Financial Statements and Schedule

The following Consolidated Financial Statements included in Item 8 of this Form 10-K:

(a) 3. Exhibits

Unless otherwise noted, the file number for all Company filings with the Securities and Exchange Commission referenced below is 1-10585.

(3)	(a)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2005.

	(b)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

(4)	(a)	Indenture, dated December 22, 2004, by and between Church & Dwight Co., Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K dated December 27, 2004. Includes form of the Company’s 6% Senior Subordinated Notes.

(10)	(a)	Asset Purchase Agreement, dated as of March 28, 2008, by and between Church & Dwight Co., Inc. and Del Pharmaceuticals, Inc., incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 26, 2008.

	(b)	Purchase and Sale Agreement, dated January 16, 2003, by and between Church & Dwight Co., Inc. and Harrison Street Funding LLC, incorporated by reference to Exhibit 5.1 to the Company’s current report on Form 8-K filed on January 30, 2003.

	(c)	Receivables Purchase Agreement, dated January 16, 2003, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 5.2 to the Company’s current report on Form 8-K filed on January 30, 2003.

	(d)	First Amendment to the Receivables Purchase Agreement, dated September 26, 2003, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(c) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

	(e)	Second Amendment to the Receivables Purchase Agreement, dated July 20, 2004, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(e) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

•	(f)	Third Amendment to the Receivables Purchase Agreement, dated April 12, 2006, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank.

•	(g)	Fourth Amendment to the Receivables Purchase Agreement, dated March 15, 2007, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank.

•	(h)	Fifth Amendment to the Receivables Purchase Agreement, dated April 10, 2007, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank.

•	(i)	Sixth Amendment to the Receivables Purchase Agreement, dated February 17, 2009, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank.

	(j)	Amended and Restated Credit Agreement, dated December 23, 2005, by and between Church & Dwight Co., Inc., several banks and other financial institutions, The Bank of Nova Scotia, Bank of America, N.A. and National City Bank, each as a documentation agent, Citicorp North America, Inc., as syndication agent, and J.P. Morgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on January 9, 2006.

	(k)	Amendment, dated August 17, 2006, to the Amended and Restated Credit Agreement, dated December 23, 2005, by and between Church & Dwight Co., Inc. and The Bank of Nova Scotia, Bank of America, N.A. and National City Bank, each as a documentation agent, Citicorp North America, Inc. as syndication agent, and J.P. Morgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10(a) to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

	(l)	Amendment, dated June 3, 2008, to the Amended and Restated Credit Agreement, dated December 23, 2005, by and between Church & Dwight Co., Inc. and The Bank of Nova Scotia, Bank of America, N.A. and National City Bank, each as a documentation agent, Citicorp North America, Inc. as syndication agent, and J.P. Morgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on June 3, 2008.

	*(m)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, incorporated by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 1997.

•	*(n)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, effective as of January 1, 2009.

	*(o)	Amended and Restated Deferred Compensation Plan for Directors effective as of May 1, 2008 incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2008.

	*(p)	The Stock Option Plan for Directors, effective as of January 1, 1991, incorporated by reference to Exhibit 10 (j) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

	*(q)	Compensation Plan for Directors, effective May 1, 2008, incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2008.

	*(r)	The Church & Dwight Co., Inc. Stock Award Plan as amended through February 22, 2007, incorporated by reference to Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2007.

		*(s)	Employment Agreement, dated June 11, 2004, by and between Church & Dwight Co., Inc. and James R. Craigie incorporated by reference to an Exhibit 10(s) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

		*(t)	Employment Agreement, dated June 1, 2002, by and between Armkel, LLC and Adrian Huns incorporated by reference to an Exhibit 10(u) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

		*(u)	Employment Agreement, dated January 3, 2002, by and between Church & Dwight Co., Inc. and Joseph A. Sipia, Jr. incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

		*(v)	Employment Agreement, dated July 16, 2004, by and between Church & Dwight Co., Inc. and Louis H. Tursi incorporated by reference to an Exhibit 10(w) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

		*(w)	Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2006.

		*(x)	Form of Change in Control and Severance Agreement, dated September 19, 2006, by and between Church & Dwight Co., Inc. and each of the Company’s executive officers, with the exception of James R. Craigie, incorporated by reference to Exhibit 10(t) to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

		*(y)	Change in Control and Severance Agreement, dated September 19, 2006, by and between Church & Dwight Co., Inc. and James R. Craigie, incorporated by reference to Exhibit 10(t) to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

•	(11)		Computation of earnings per share.

•	(12)		Computation of ratios of earnings to fixed charges.

•	(21)		List of the Company’s subsidiaries.

•	(23.1)		Consent of Independent Registered Public Accounting Firm.

•	(31.1)		Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)		Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)		Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)		Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	Indicates documents filed herewith.
*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2009.

CHURCH & DWIGHT CO., INC.

By:	/s/ JAMES R. CRAIGIE
James R. Craigie
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ T. ROSIE ALBRIGHT T. Rosie Albright	Director	February 24, 2009

/S/ JAMES R. CRAIGIE James R. Craigie	Chairman and Chief Executive Officer	February 24, 2009

/S/ ROBERT A. DAVIES, III Robert A. Davies, III	Director	February 24, 2009

/S/ ROSINA B. DIXON Rosina B. Dixon	Director	February 24, 2009

/S/ BRADLEY C. IRWIN Bradley C. Irwin	Director	February 24, 2009

/S/ J. RICHARD LEAMAN, JR. J. Richard Leaman, Jr.	Director	February 24, 2009

/S/ ROBERT D. LEBLANC Robert D. LeBlanc	Director	February 24, 2009

/S/ ROBERT A. MCCABE Robert A. McCabe	Director	February 24, 2009

/S/ RAVI K. SALIGRAM Ravi K. Saligram	Director	February 24, 2009

/S/ ROBERT K. SHEARER Robert K. Shearer	Director	February 24, 2009

/S/ JOHN O. WHITNEY John O. Whitney	Director	February 24, 2009

/S/ ART WINKLEBLACK Art Winkleblack	Director	February 24, 2009

/S/ MATTHEW T. FARRELL Matthew T. Farrell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2009

/S/ STEVEN J. KATZ Steven J. Katz	Vice President and Controller (Principal Accounting Officer)	February 24, 2009

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

(In thousands)

	Beginning Balance	Additions		Deductions	F/X	Ending Balance
		Charged to Expenses	Acquired	Amounts Written Off
Allowance for Doubtful Accounts
2008	$4,548	$2,130	$113	$(1,230)	$(134)	$5,427
2007	2,258	2,623	—	(456)	123	4,548
2006	1,826	1,152	395	(1,181)	66	2,258

Allowance for Cash Discounts
2008	$3,978	$44,696	$167	$(44,525)	$(39)	$4,277
2007	3,838	40,924	—	(40,809)	25	3,978
2006	3,578	33,696	484	(33,927)	7	3,838

Sales Returns and Allowances
2008	$11,588	$51,645	$6,870	$(50,151)	$(169)	$19,783
2007	12,528	43,621	—	(44,694)	133	11,588
2006	11,581	38,767	402	(38,216)	(6)	12,528

II-1