Form 10-Q
period 2009-03-27
CHURCH & DWIGHT CO INC /DE/
filed 2009-05-05
CIK 313927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2009

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

As of May 1, 2009, there were 70,221,318 shares of Common Stock outstanding.

PART I

PART II

1.	Legal Proceedings	28
1A.	Risk Factors	28
4.	Submission of Matters to a Vote of Security Holders	28
6.	Exhibits	29

PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 27,	March 28,
(Dollars in thousands, except per share data)	2009	2008
Net Sales	$580,867	$552,867
Cost of sales	331,509	328,761
Gross Profit	249,358	224,106
Marketing expenses	66,373	53,485
Selling, general and administrative expenses	78,325	77,859
Income from Operations	104,660	92,762
Equity in earnings of affiliates	2,705	2,380
Investment earnings	392	2,569
Other income (expense), net	484	2,198
Interest expense	(8,749)	(12,505)
Income before Income Taxes	99,492	87,404
Income taxes	36,916	31,211
Net Income	62,576	56,193
Noncontrolling interest	7	2
Net Income attributable to Church & Dwight Co., Inc.	$62,569	$56,191
Weighted average shares outstanding - Basic	70,234	66,343
Weighted average shares outstanding - Diluted	71,312	70,817
Net income per share - Basic	$0.89	$0.85
Net income per share - Diluted	$0.88	$0.81
Cash dividends per share	$0.09	$0.08

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 27,	December 31,
(Dollars in thousands, except per share data)	2009	2008
Assets
Current Assets
Cash and cash equivalents	$280,241	$197,999
Accounts receivable, less allowances of $5,567 and $5,427	216,469	211,194
Inventories	199,882	198,893
Deferred income taxes	17,114	15,107
Prepaid expenses	11,648	10,234
Other current assets	31,476	31,694
Total Current Assets	756,830	665,121
Property, Plant and Equipment, Net	398,965	384,519
Equity Investment in Affiliates	9,821	10,061
Tradenames and Other Intangibles	803,907	810,173
Goodwill	845,412	845,230
Other Assets	85,681	86,334
Total Assets	$2,900,616	$2,801,438
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$35,268	$3,248
Accounts payable and accrued expenses	307,804	310,622
Current portion of long-term debt	95,631	71,491
Income taxes payable	20,906	1,760
Total Current Liabilities	459,609	387,121
Long-term Debt	740,282	781,402
Deferred Income Taxes	183,802	171,981
Deferred and Other Long Term Liabilities	93,613	93,430
Pension, Postretirement and Postemployment Benefits	32,833	35,799
Total Liabilities	1,510,139	1,469,733
Commitments and Contingencies
Stockholders' Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	-	-
Common Stock-$1.00 par value
Authorized 300,000,000 shares, issued 73,213,775 shares	73,214	73,214
Additional paid-in capital	257,064	252,129
Retained earnings	1,120,188	1,063,928
Accumulated other comprehensive loss	(24,017)	(20,454)
Common stock in treasury, at cost:
3,025,682 shares in 2009 and 3,140,931 shares in 2008	(36,168)	(37,304)
Total Church & Dwight Co., Inc. Stockholders' Equity	1,390,281	1,331,513
Noncontrolling interest	196	192
Total Stockholders' Equity	1,390,477	1,331,705
Total Liabilities and Stockholders’ Equity	$2,900,616	$2,801,438

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	March 27,	March 28,
(Dollars in thousands)	2009	2008
Cash Flow From Operating Activities
Net Income	$62,569	$56,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,670	15,212
Equity in earnings of affiliates	(2,705)	(2,380)
Distributions from unconsolidated affiliates	2,945	2,564
Deferred income taxes	10,106	2,103
Asset impairment charges and other asset write-offs	-	5,626
Gain on sale of assets	-	(3,005)
Non cash compensation expense	2,707	2,424
Unrealized foreign exchange gain and other	(379)	(2,558)
Change in assets and liabilities:
Accounts receivable	(7,980)	3,436
Inventories	(2,348)	(3,549)
Prepaid expenses	(1,466)	(2,409)
Accounts payable and accrued expenses	(11,780)	(30,473)
Income taxes payable	20,413	20,936
Excess tax benefit on stock options exercised	(936)	(1,872)
Other liabilities	(835)	477
Net Cash Provided By Operating Activities	91,981	62,723
Cash Flow From Investing Activities
Proceeds from sale of assets	-	9,620
Additions to property, plant and equipment	(21,281)	(6,283)
Proceeds from note receivable	1,324	1,263
Contingent acquisition payments	(241)	(305)
Change in other long-term assets	(417)	(111)
Net Cash (Used In) Provided by Investing Activities	(20,615)	4,184
Cash Flow From Financing Activities
Long-term debt repayment	(16,979)	(8,453)
Short-term debt borrowings, net	31,434	(100,000)
Bank overdrafts	561	293
Proceeds from stock options exercised	2,071	2,761
Excess tax benefit on stock options exercised	936	1,872
Payment of cash dividends	(6,309)	(5,307)
Net Cash Provided by (Used In) Financing Activities	11,714	(108,834)
Effect of exchange rate changes on cash and cash equivalents	(838)	180
Net Change In Cash and Cash Equivalents	82,242	(41,747)
Cash and Cash Equivalents at Beginning of Period	197,999	249,809
Cash and Cash Equivalents at End of Period	$280,241	$208,062

See Notes to Condensed Consolidated Financial Statements

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED
(Unaudited)

	Three Months Ended
	March 27,	March 28,
(Dollars in thousands)	2009	2008
Cash paid during the year for:
Interest (net of amounts capitalized)	$2,790	$9,270
Income taxes	$5,349	$7,584
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$12,324	$932

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 27, 2009
(Unaudited)

	Number of Shares		Amounts
			Church & Dwight Co., Inc. Stockholders' Equity
							Accumulated
					Additional		Other
	Common	Treasury	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling
(in thousands)	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Interest
December 31, 2008	73,214	(3,141)	$73,214	$(37,304)	$252,129	$1,063,928	$(20,454)	$192
Net income	-	-	-	-	-	62,569	-	7
Translation adjustments	-	-	-	-	-	-	(4,502)	(3)
Derivative agreements,
net of taxes of $485	-	-	-	-	-	-	948	-
Defined Benefit Plans,
net of taxes of $9	-	-	-	-	-	-	(9)	-
Comprehensive income
Cash dividends	-	-	-	-	-	(6,309)	-	-
Stock purchases	-	-	-	-	-	-	-	-
Stock based compensation
expense and stock option
plan transactions including
related income tax benefits of $1,293	-	105	-	1,031	4,757	-	-	-
Other stock issuances	-	10	-	105	178	-	-	-
March 27, 2009	73,214	(3,026)	$73,214	$(36,168)	$257,064	$1,120,188	$(24,017)	$196

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The condensed consolidated balance sheets as of March 27, 2009 and December 31, 2008, the condensed consolidated statements of income for the three months ended March 27, 2009 and March 28, 2008, the condensed consolidated statements of cash flow for the three months ended March 27, 2009 and March 28, 2008 and the condensed consolidated statement of stockholders’ equity for the three months ended March 27, 2009 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 27, 2009 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three month period ended March 27, 2009 are not necessarily indicative of the operating results for the full year.

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

The Company incurred research and development expenses in the first quarter of 2009 and 2008 of $10.9 million and $12.0 million, respectively.  These expenses are included in selling, general and administrative expenses.

2.	Inventories consist of the following:

	March 27,	December 31,
(In thousands)	2009	2008
Raw materials and supplies	$55,529	$52,850
Work in process	10,070	9,147
Finished goods	134,283	136,896
Total	$199,882	$198,893

3.	Property, Plant and Equipment consist of the following:

	March 27,	December 31,
(In thousands)	2009	2008
Land	$25,579	$25,659
Buildings and improvements	143,531	143,590
Machinery and equipment	420,628	421,012
Office equipment and other assets	38,496	41,169
Software	36,692	36,729
Mineral rights	1,158	1,146
Construction in progress	89,976	60,949
	756,060	730,254
Less accumulated depreciation and amortization	357,095	345,735
Net Property, Plant and Equipment	$398,965	$384,519

Depreciation and amortization of property, plant and equipment amounted to $14.5 million and $9.5 million for the three months ended March 27, 2009 and March 28, 2008, respectively. Interest charges capitalized in connection with construction projects were $0.5 million and $0.1 million for the three months ended March 27, 2009 and March 28, 2008, respectively.

During the second quarter of 2008, the Company announced it will be closing its North Brunswick, New Jersey facility in 2009 and has been recording accelerated depreciation charges on those facilities.  The accelerated depreciation charge, which was $4.5 million in the first quarter of 2009 (see Note 16), is included in total depreciation expense.

4.	Earnings Per Share (“EPS”)

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period.  Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding. The following table sets forth a reconciliation of the weighted average number of common shares outstanding to the weighted average number of shares outstanding on a diluted basis.

	Three Months Ended
	March 27,	March 28,
(In thousands)	2009	2008
Weighted average common shares outstanding - basic	70,234	66,343
Dilutive effect of stock options	1,078	1,240
Dilutive effect of convertible debt	-	3,234
Weighted average common shares outstanding - diluted	71,312	70,817
Antidilutive stock options outstanding	712	490

5.	Stock-Based Compensation

A summary of option activity during the three months ended March 27, 2009 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(000)	Price	Term	$(000)
Outstanding at January 1, 2009	4,258	$35.42
Exercised	(105)	19.22
Cancelled	(19)	47.98
Outstanding at March 27, 2009	4,134	35.75	6.1	$67,653
Exercisable at March 27, 2009	2,097	$25.88	4.3	$53,583

	Three Months Ended
	March 27,	March 28,
(In millions)	2009	2008
Intrinsic Value of Stock Options Exercised	$3.3	$6.0
Stock Compensation Expense Related to Stock Option Awards	$2.4	$2.3

Stock compensation expense related to restricted stock awards was $0.2 million in the first quarter of 2009. This expense amounted to $0.1 million for the same period of 2008.

6.	Fair Value of Certain Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” establishes a hierarchy that prioritizes the inputs (generally, assumptions that market participants would use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs, as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the carrying amounts and fair values of certain assets and liabilities:

	March 27, 2009
(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign exchange contracts	$523	$-	$523	$-
Liabilities
Interest rate collars	$6,953	$-	$6,953	$-
Diesel fuel contract	3,495	-	3,495	-
	$10,448	$-	$10,448	$-

The fair value of the foreign exchange contracts are based on observable forward rates in commodity quoted intervals for the full term of the contract.

The fair value of the diesel fuel contracts is based on home heating oil future prices for the duration of the contract.

The fair value for the interest rate collars was derived using the forward three month LIBOR curve for the duration of the respective collars and a credit valuation adjustment.

7.	Derivative Instruments

Changes in interest rates, foreign exchange rates, the Company's common stock, and commodity prices expose the Company to market risk. The Company manages these risks by the use of derivative instruments, such as cash flow hedges, diesel hedge contracts, equity derivatives and foreign exchange forward contracts.  As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

On January 1, 2009, the Company adopted FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”   FAS No. 161 requires enhanced disclosure of derivatives and hedging activities on an interim and annual basis. The guidance seeks to improve the transparency of financial reporting through enhanced disclosures on: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

The designation of a derivative instrument as a hedge and its ability to meet the FAS No. 133 hedge accounting criteria determines how the change in fair value of the derivative instrument will be reflected in the Condensed Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the hedged underlying’s cash flows or fair value and the documentation standards of FAS No. 133 are fulfilled at the time the Company enters into the derivative contract. A hedge is designated as a cash flow hedge, fair value hedge, or a net investment in foreign operations hedge based on the exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. Changes in fair value, for the effective portion of qualifying hedges, are recorded in other comprehensive income (“OCI”). The derivative’s gain or loss is released from OCI to match the timing of the hedged underlying’s cash flows effect on earnings.

The Company reviews the effectiveness of its hedging instruments on a quarterly basis and recognizes in earnings current period hedge ineffectiveness and discontinues hedge accounting for any derivative instrument that is no longer considered to be highly effective. Changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting are recognized in current period earnings. Upon termination of cash flow hedges, the Company reclassifies gains and losses from other comprehensive income based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require us to immediately recognize in earnings gains and losses previously recorded in other comprehensive income.

During the first quarter of 2009, the Company used the following derivative instruments to mitigate risk:

Cash Flow Hedges

The Company has two cash flow hedge agreements, each covering $100.0 million of zero cost collars, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its term loan debt.  The hedge agreements have terms of five and three years, respectively, each with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to interest expense of $1.0 million in the first quarter of 2009 with respect to the hedge agreements and estimates it will recognize approximately $2.8 million in interest expense in the remainder of 2009.  Changes in the fair value of cash flow hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales or purchases denominated in the U.S. Dollar, Canadian dollar, British pound and Euro. During the fourth quarter of 2008 and the first quarter of 2009, the Company’s Canadian subsidiary entered into forward exchange contracts to protect the Company from the risk that dollar net cash outflows would be adversely affected by changes in exchange rates.  The contracts expire by the end of 2009. The face value of the unexpired contracts as of March 27, 2009 totaled $13.5 million.  The contracts qualified as foreign currency cash flow hedges in accordance with SFAS No. 133, and, therefore, changes in the fair value through the end of the first quarter 2009 were marked to market and recorded as Other Comprehensive Income. The gain recorded, net of deferred taxes, was approximately $0.4 million.

Derivatives not Designated as Hedging Instruments Under FAS No. 133

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products.  These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases.  In July 2008 and April 2009, in response to increasing fuel prices and a concomitant increase in mileage surcharges, the Company entered into agreements with two providers to hedge approximately 36% if its notional diesel fuel requirements for 2009 and approximately 15% of its 2010 requirements.  It is the Company’s policy to use the hedges to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel.  The hedge agreements are designed to add stability to the Company’s product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.

Because the diesel hedge agreements do not qualify for hedge accounting under SFAS No. 133, the Company is required to mark the agreements to market throughout the life of the agreements.  The change in the market value of the hedge agreements resulted in a $0.1 million loss for the first quarter of 2009, which is reflected in cost of sales.  If future diesel prices were to change by $0.10 per gallon, the impact on the Company’s financial statements for the remainder of 2009 due to the hedge agreements would be approximately $0.2 million.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in the liability to plan participants for contributions designated to notional investments in Company stock under the Company’s deferred compensation plan as a result of changes in quoted fair values.

The following tables summarize the fair value of our derivative instruments, the effect of derivative instruments on our Condensed Consolidated Statements of Income and on comprehensive income, and the amounts reclassified from other comprehensive income:

		Fair Value at	Fair Value at
(In millions)	Balance Sheet Location	March 27, 2009	December 31, 2008
Derivatives designated as hedging instruments under FAS No. 133
Asset Derivatives
Foreign exchange contracts	Accounts receivable	$0.5	$0.4
Liability Derivatives
Interest rate collars	Accounts payable and accrued expenses	$1.8	$-
Interest rate collars	Other long-term liabilities	5.1	7.9
Total liabilities under FAS No. 133		$6.9	$7.9
Derivatives not designated as hedging instruments under FAS No. 133
Asset Derivatives
Equity derivatives	Accounts receivable	$0.3	$-
Liability Derivatives
Equity derivatives	Accounts payable and accrued expenses	$0.7	$0.1
Diesel fuel contract	Accounts payable and accrued expenses	4.4	4.5
Total liabilities outside FAS No. 133		$5.1	$4.6

		Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended	Three Months Ended
(In millions)	Recognized in Income	March 27, 2009	March 28, 2008
Derivatives not designated as hedging instruments under FAS No. 133
Equity derivatives	Selling, general and administrative expenses	$(0.5)	$(0.2)
Diesel fuel contracts	Cost of sales	(0.1)	1.9
Total loss recognized in income		$(0.1)	$1.7

		Amount of Gain Recognized in OCI	Amount of Gain Recognized in OCI
		from Derivatives	from Derivatives
		Three Months Ended	Three Months Ended
(In millions)		March 27, 2009	March 28, 2008
Derivatives in FAS No. 133 cash flow hedging relationship
Foreign exchange contracts (net of taxes)	Other comprehensive income	$0.4	$-
Interest rate collars (net of taxes)	Other comprehensive income	0.6	2.2
Total gain recognized in OCI		$1.0	$2.2

The amount of gain (loss) reclassified from other comprehensive income for derivitave income was immaterial for the three months ended March 27, 2009 and March 28, 2008.

8.	Acquisitions

On July 7, 2008, the Company purchased substantially all of the assets and certain liabilities of Del Pharmaceuticals, Inc. (the “Orajel Acquisition”) for cash consideration of $383.4 million including fees. Products acquired from Del Pharmaceuticals, Inc. include the Orajel brand of oral analgesics and various other over-the-counter brands.  The Company paid for the acquisition with proceeds of $250.0 million in additional bank debt and with available cash.  The Company is in the process of finalizing the purchase price allocation.

9.	Goodwill and Other Intangible Assets

The following table provides information related to the carrying value of all intangible assets excluding goodwill:

	March 27, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Tradenames	$115,811	$(40,555)	$75,256	$115,976	$(38,648)	$77,328
Customer Relationships	241,640	(27,335)	214,305	241,640	(24,045)	217,595
Patents/Formulas	27,370	(15,778)	11,592	27,220	(14,977)	12,243
Non Compete Agreement	1,143	(835)	308	1,143	(807)	336
Total	$385,964	$(84,503)	$301,461	$385,979	$(78,477)	$307,502

Indefinite lived intangible assets - Carrying value
Tradenames	$502,446			$502,671

Intangible amortization expense amounted to $6.1 million for the first quarter of 2009 and $4.8 million for the same period of 2008.  The increase principally reflects the customer relationship amortization related to the Orajel Acquisition. The Company estimates that intangible amortization expense will be approximately $23.0 million in each of the next five years.

The changes in the carrying amount of goodwill for the three months ended March 27, 2009 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2008	$788,516	$36,486	$20,228	$845,230
Goodwill associated with the Orajel acquisition	13	-	-	13
Additional contingent consideration	169	-	-	169
Balance March 27, 2009	$788,698	$36,486	$20,228	$845,412

10.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	March 27,	December 31,
(In thousands)	2009	2008
Short-term borrowings
Securitization of accounts receivable due in February 2010	$30,000	$1,000
Various debt due to international banks	5,268	2,248
Total short-term borrowings	$35,268	$3,248
Long-term debt
Term Loan facility	$585,913	$602,893
Senior subordinated notes (6%) due December 22, 2012	250,000	250,000
Total long-term debt	835,913	852,893
Less: current maturities	95,631	71,491
Net long-term debt	$740,282	$781,402

The long-term debt principal payments required to be made are as follows:

(In thousands)
Due by March 2010	$95,631
Due by March 2011	171,312
Due by March 2012	187,862
Due by December 2012	381,108
$835,913

During the first quarter of 2009, the Company’s net borrowings under its accounts receivable securitization facility were $29.0 million.  In the first three months of 2009, the Company repaid approximately $17.0 million of its Term Loan.

11.	Comprehensive Income

The following table provides information relating to the Company’s accumulated comprehensive loss:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
(In thousands)	Adjustments	Plans	Agreements	Income (Loss)
Balance December 31, 2008	$(7,173)	$(8,567)	$(4,714)	$(20,454)
Comprehensive income changes during the three months ended (net of tax of $ 494)	(4,502)	(9)	948	(3,563)
Balance March 27, 2009	$(11,675)	$(8,576)	$(3,766)	$(24,017)

The following table provides information related to the Company’s other comprehensive income for the three months ended March 27, 2009 and March 28, 2008, respectively.

	Three Months Ended
	March 27,	March 28,
(In thousands)	2009	2008
Net Income	$62,569	$56,191
Other Comprehensive Income, Net of Tax:
Foreign Exchange Translation Adjustments	(4,502)	(2,880)
Derivative Agreements	948	(2,325)
Defined Benefit Plan Adjustments	(9)	-
Comprehensive Income	59,006	50,986
Comprehensive Income attributable to the noncontrolling interest	4	2
Comprehensive Income attributable to Church & Dwight Co., Inc.	$59,010	$50,988

12.	Pension and Postretirement Plans

The following table provides information regarding the net periodic benefit cost for the Company’s pension and postretirement plans for the three months ended March 27, 2009 and March 28, 2008:

	Pension Costs
	Three Months Ended
	March 27,	March 28,
(In thousands)	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$388	$723
Interest cost	1,648	1,937
Expected return on plan assets	(1,483)	(2,179)
Amortization of prior service cost	-	4
Recognized actuarial (gain) or loss	339	(9)
Net periodic benefit cost	$892	$476

	Postretirement Costs
	Three Months Ended
	March 27,	March 28,
(In thousands)	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$82	$187
Interest cost	315	367
Amortization of prior service cost	15	11
Recognized actuarial (gain) or loss	2	-
Net periodic benefit cost	$414	$565

The Company made cash contributions of approximately $4.1 million to its pension plans during the first three months of 2009. The Company estimates it will be required to make additional cash contributions to its pension plans during the remainder of the year of approximately $1.7 million.

13.	Commitments, contingencies and guarantees

a.
In December 1981, the Company formed a partnership with a supplier of raw materials which mines and processes sodium-based mineral deposits.  The Company purchases the majority of its sodium-based raw material requirements from the partnership.  This agreement terminates upon two years’ written notice by either company.  The Company has an annual commitment to purchase 240,000 tons of sodium-based raw materials at the prevailing market price.  The Company is not engaged in any other material transactions with the partnership or the Company’s partner.

b.
Our distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (“FDA”).  Certain of our condoms, and similar condoms sold by our competitors, contain the spermicide nonoxynol-9 (“N-9”).  Some interested groups have issued reports that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse.  In late 2008, the FDA issued final labeling guidance for latex condoms but excluded N-9 lubricated condoms from the guidance.  While we await further FDA guidance on N-9 lubricated condoms, we believe that our present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s guidance, and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them.  However, we cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), we could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease our operating income.

c.
As of March 27, 2009, the Company had commitments to acquire approximately $112.1 million of raw material, packaging supplies and services from its vendors at market prices.  The packaging supplies are in either a converted or non-converted status.  These commitments enable the Company to respond quickly to changes in customer orders or requirements.

d.
The Company has $3.3 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency.  In addition, the Company guarantees the payment of rent on a leased facility in Spain.  The lease expires in November 2012 and the accumulated monthly payments from March 27, 2009 through the remainder of the lease term will amount to approximately $2.7 million.  Approximately two thirds of the rental space is subleased to a third party.

e.
In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition.  The Company made cash payments of $0.2 million, and accrued a payment of $0.2 million in the first three months of 2009.  The payment and accrual were accounted for as additional purchase price.  The Company has paid approximately $9.2 million, exclusive of the $0.2 million accrual, in additional performance-based payments since the acquisition.

f.
The Company filed suit against Abbott Laboratories, Inc. (“Abbott”) in April 2005 claiming infringement of certain patents resulting from Abbott’s manufacture and sale of its Fact Plus pregnancy diagnostic test kits.  Following a trial in February 2008, the jury found that the Company’s patents were valid and willfully infringed by Abbott during the period from April 1999 through September 2003 and awarded damages to the Company in the amount of $14.6 million. On June 23, 2008, the District Court issued an opinion finding that Abbott’s conduct had been willful and doubled the damages awarded to the Company to $29.2 million. There remain two post-trial motions filed by the Company with the District Court with respect to prejudgment interest and attorney’s fees. Abbott has filed an appeal of the verdict that has been deactivated pending a ruling on the post-trial motions. In June 2007, Abbott filed a separate suit against the Company claiming infringement of certain patents that are licensed to Abbott, also in relation to pregnancy diagnostic test kits.  The Company is vigorously defending that action.

g.
The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions.  The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position, results of operations and cash flows.

14.	Related Party Transactions

The following summarizes the balances and transactions between the Company and each of two 50% owned entities, Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”):

	Armand		ArmaKleen
	Three Months Ended		Three Months Ended
	March 27,	March 28,	March 27,	March 28,
(In millions)	2009	2008	2009	2008
Purchases	$2.2	$2.8	-	-
Sales	-	-	$1.0	$1.3
Outstanding Accounts Receivable	$0.3	$0.8	$0.9	$1.0
Outstanding Accounts Payable	$0.3	$1.1	-	-
Administration & Management Oversight Services (1)	$0.4	$0.4	$0.7	$0.7

(1) Recorded as a reduction of selling, general and administrative expenses.

15.	Sale of Subsidiaries and Assets Held for Sale

On February 29, 2008, the Company sold its wholly-owned British subsidiary, Brotherton Speciality Products Ltd. (“Brotherton”), for $11.2 million, net of fees.  The sale resulted in a pretax gain of $3.0 million, which was recorded as a reduction of selling, general and administrative (“SG&A”) expenses in the Specialty Products Division Segment.

The Company has made available for sale certain non core personal care product lines. The results of these product lines are included in both the Consumer Domestic and Consumer International Segments. The Company anticipates proceeds of approximately $30 million, which is included in other current assets on the Company’s Consolidated Balance Sheet. The Company does not expect to record a gain or loss on the sale.

16.	Plant Shutdown

On June 5, 2008, the Company announced plans to construct a new integrated laundry detergent manufacturing plant and distribution center in York County, Pennsylvania. Construction began in September 2008, and the facility is scheduled to be operational by the end of 2009.  The Company expects to invest approximately $151.0 million in capital expenditures to build the York County facility, of which $51.0 million was spent in 2008 and $14.7 million was spent in the first quarter of 2009.

In conjunction with the opening of the new facility, the Company will close its existing laundry detergent manufacturing plant and distribution facility in North Brunswick, New Jersey.  The Company plans to provide severance and transition benefits to approximately 270 affected employees at the North Brunswick complex, as well as consideration for employment opportunities at other Company operations.

The Company expects to incur the following cash and non–cash costs relating to the closing of the North Brunswick complex, which has been, or will be, included in cost of sales for the Consumer Domestic segment:

Cash Costs
Severance - $4.2 million
Exit and disposal costs - $6.6 million

Non Cash Costs
Accelerated Depreciation - $24.6 million

The severance costs are being recognized ratably over the employees’ respective service requirement. In 2008, the Company accrued $1.9 million for severance costs. In the first quarter of 2009, the Company accrued an additional $0.5 million for severance costs. The exit and disposal costs include asset disposition and lease related costs. The Company anticipates it will incur approximately $3.0 million in exit and disposal costs in 2009 and the balance of the exit and disposal costs in 2010.

Accelerated depreciation charges are being recognized ratably over the remaining life of the North Brunswick complex. The Company recorded a charge of $8.1 million related to accelerated depreciation in 2008 and $4.5 million in the first quarter of 2009.

17.	Segment Information

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

The Company had 50% ownership interests in Armand and ArmaKleen as of March 27, 2009.  The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested in the first quarter of 2008 as part of the sale of Brotherton.  The equity in earnings of Armand and ArmaKleen for the three months ended March 27, 2009 and March 28, 2008, and Esseco for the two months ended February 29, 2008 (prior to the sale of Brotherton), is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before income taxes for the three months ended March 27, 2009 and March 28, 2008 were as follows:

(In thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2009	$438,090	$82,760	$60,017	$-	$580,867
First Quarter 2008	382,744	99,694	70,429	-	552,867
Income Before Income Taxes(2)
First Quarter 2009	$79,934	$10,717	$6,136	$2,705	$99,492
First Quarter 2008	67,831	7,252	9,941	2,380	87,404

(1)
Intersegment sales from Consumer International to Consumer Domestic, which were $0.5 million and $2.1 million for the first quarter ended March 27, 2009 and March 28, 2008, respectively, are not reflected in the table.

(2)
In determining Income Before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated among the segments based upon each segment’s relative operating profit. The Corporate segment income consists of equity in earnings of affiliates.

The following table sets forth product line revenues from external customers for the three months ended March 27, 2009 and March 28, 2008.

	Three Months Ended
	March 27,	March 28,
(In thousands)	2009	2008
Household Products	$284,050	$242,827
Personal Care Products	154,040	139,917
Total Consumer Domestic	438,090	382,744
Total Consumer International	82,760	99,694
Total SPD	60,017	70,429
Total Consolidated Net Sales	$580,867	$552,867

Household Products include deodorizing and cleaning products and laundry products. Personal Care Products include condoms, pregnancy kits, oral care and skin care products.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated Results

Net Sales

Net Sales for the quarter ended March 27, 2009 were $580.9 million, an increase of $28.0 million or 5.1% above last year’s first quarter.  Of the increase, 4.5% is due to sales of products acquired in connection with the Company’s July 2008 acquisition of substantially all of the assets of Del Laboratories, Inc. (the “Orajel Acquisition”), partially offset by the loss of sales due to the divestiture in the first quarter of 2008 of Brotherton Speciality Products Ltd. (“Brotherton”), a former United Kingdom subsidiary that was included in the Company’s Specialty Products Division, and the third quarter 2008 divestiture of the Company’s consumer products subsidiary in Spain.  Foreign exchange rates reduced the current quarter sales by 4.1%. The balance of the increase in Net Sales is primarily due to higher prices, sales mix and higher unit volumes.

Operating Costs

The Company’s gross profit was $249.4 million for the quarter ended March 27, 2009, a $25.3 million increase as compared to the same period in 2008.  Gross margin increased 240 basis points to 42.9% in the first quarter as compared to 40.5% in the same quarter last year. The increase in gross margin includes higher margins associated with the sales of products acquired in the Orajel Acquisition, lower commodity costs, the impact of higher prices, liquid laundry detergent concentration and the benefits of cost reduction programs. The gross profit increase was partially offset by a $5.2 million charge related to the planned closing of an existing manufacturing facility (see Note 16 to the condensed consolidated financial statements included in this report) and the impact of foreign exchange rates.

Marketing expenses were $66.4 million in the first quarter, an increase of $12.9 million as compared to the same period in 2008. The increased marketing spending included expenditures for products acquired in the Orajel Acquisition.   Expenses for the Company's existing products increased in support of ARM & HAMMER liquid laundry detergent, OXICLEAN powder and liquid laundry additives and ARM & HAMMER dental care products. Marketing expense as a percentage of net sales increased 170 basis points to 11.4% in the first quarter as compared to 9.7% in last year’s first quarter.

Selling, general and administrative expenses (“SG&A”) were $78.3 million in the first quarter of 2009, an increase of $0.5 million as compared to the same period in 2008.  The year over year increase reflected higher operating expenses in 2009, principally to support higher sales, increased information systems costs and  amortization and operating costs related to the Orajel Acquisition, offset by foreign exchange rate changes.  In addition, SG&A for the first quarter of 2008 included asset impairment charges of $5.6 million and a higher level of legal costs, primarily due to litigation against Abbott Laboratories (see paragraph f in Note 13 to the condensed consolidated financial statements included in this report) as well as a $3.0 million gain on the divestiture of Brotherton.

Other Income and Expense

Other income was approximately $0.5 million in the first quarter of 2009 as compared to $2.2 million in the same period of 2008. The change is primarily due to lower foreign exchange gains.

Interest expense in the three month period ended March 27, 2009 decreased $3.8 million compared to the same period in 2008. The decline was due to lower interest rates compared to the prior year partially offset by higher average debt outstanding as a result of the Orajel acquisition.

Investment income in the three month period ended March 27, 2009 decreased $2.2 million due to lower interest rates, although there was a higher average cash balance for investment as compared to the same period in 2008.

Taxation

The effective tax rate in the first quarter of 2009 was 37.1% compared to 35.7% in the prior year’s first quarter. The increase in the effective tax rate results from a higher proportion of projected U.S. taxable income and higher state taxes.

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

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of March 27, 2009.  The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested in the first quarter of 2008 as part of the sale of Brotherton. The equity in earnings of Armand and ArmaKleen for the three months ended March 27, 2009 and March 28, 2008, and Esseco for the two months ended February 29, 2008 (prior to the sale of Brotherton), is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before income taxes for the three month period ended March 27, 2009 and March 28, 2008 were as follows:

	Consumer	Consumer
(In thousands)	Domestic	International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2009	$438,090	$82,760	$60,017	$-	$580,867
First Quarter 2008	382,744	99,694	70,429	-	552,867
Income Before Income Taxes(2)
First Quarter 2009	$79,934	$10,717	$6,136	$2,705	$99,492
First Quarter 2008	67,831	7,252	9,941	2,380	87,404

(1)
Intersegment sales from Consumer International to Consumer Domestic, which were $0.5 million and $2.1 million for the first quarter ended March 27, 2009 and March 28, 2008, respectively, are not included in the table.

(2)
In determining Income Before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated among the segments based upon each segment’s relative operating profit. The Corporate segment income consists of equity in earnings of affiliates.

Product line revenues for external customers for the three months ended March 27, 2009, and March 28, 2008, were as follows:

	Three Months Ended
	March 27,	March 28,
(In thousands)	2009	2008
Household Products	$284,050	$242,827
Personal Care Products	154,040	139,917
Total Consumer Domestic	438,090	382,744
Total Consumer International	82,760	99,694
Total SPD	60,017	70,429
Total Consolidated Net Sales	$580,867	$552,867

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2009 were $438.1 million, an increase of $55.3 million or  14.5% as compared to the first quarter of 2008.  Of the increase, approximately 6% relates to sales of products acquired in the Orajel Acquisition, with the remainder principally attributable to higher unit volumes, with the balance due to higher prices and mix. At a product line level, sales of XTRA liquid laundry detergent, ARM & HAMMER liquid laundry detergent, OXICLEAN laundry additive, ARM & HAMMER powder laundry detergent and ARM & HAMMER SUPER SCOOP cat litter were all higher than in the first quarter of 2008. Consumer Domestic net sales benefited from the May 2008 price increase on ARM & HAMMER powder laundry detergent and the October 2008 price increase on liquid laundry detergents, toothpaste and battery operated toothbrushes. The increased net sales were offset partially by lower sales of household cleaners and certain personal care products.

Consumer Domestic Income Before Income Taxes for the first quarter of 2009 was $79.9 million, a $12.1 million increase as compared to the first quarter of 2008. The impact of higher net sales, the shift to concentrated liquid laundry detergent, the Orajel Acquisition, lower commodity costs and lower allocated interest expense was offset partially by accelerated depreciation and other expenses associated with the Company’s planned 2009 shutdown of its North Brunswick, New Jersey facility (see Note 16 to the condensed consolidated financial statements included in this report), and increased marketing and SG&A costs.

Consumer International

Consumer International net sales were $82.8 million in the first quarter of 2009, a decrease of $16.9 million or approximately 17.0% as compared to the first quarter of 2008. This decrease includes the impact of unfavorable foreign exchange rates of approximately 20% and the divestiture of the subsidiary in Spain at the end of the third quarter of 2008, partially offset by lower trade promotion costs and sales increases which occurred primarily in Canada and Australia.

Consumer International Income Before Income Taxes was $10.7 million in the first quarter of 2009, an increase of $3.5 million as compared to the first quarter of 2008. The increase includes higher prices in 2009.  In addition, results for the first quarter of 2008 reflected asset impairment charges of $5.6 million and severance costs in one of the Company’s European subsidiaries.

Specialty Products Division (SPD)

Specialty Products net sales were $60.0 million in the first quarter of 2009, a decrease of $10.4 million or 14.8% as compared to the first quarter of 2008. This decrease in net sales includes the approximately 5% impact of unfavorable foreign exchange rates and the approximately 6% impact of the sale of Brotherton during the first quarter of 2008.  A significant decline in U.S. milk prices weakened the dairy market resulting in lower sales volumes in the animal nutrition business, partially offset by higher prices of certain specialty chemical products.

Specialty Products Income Before Income Taxes was $6.1 million in the first quarter of 2009, a decrease of $3.8 million as compared to the first quarter of 2008. The 2008 results included a $3.0 million gain associated with the sale of Brotherton. In addition, the balance of the decrease reflects lower sales, higher raw material costs for certain animal nutrition and specialty chemical products and higher SG&A expense.

Liquidity and Capital Resources

As of March 27, 2009, the Company had $280.2  million in cash, $85.0 million available through its $115.0 million accounts receivable securitization facility, approximately $96.0 million available under its $100.0 million revolving credit facility and a $250.0 million accordion feature that enables the Company to increase the principal amount of its term loan. To ensure the safety of its cash resources, the Company invests its cash primarily in government agency money market funds.

The Company renewed its accounts receivable securitization facility in February 2009. This facility has been renewed annually and the Company anticipates that this facility will be renewed in February 2010.

The Company believes that its ability to access the sources of cash described above has not been adversely affected by recent economic events. Therefore, the Company currently does not anticipate that the credit environment will have a material adverse effect on its ability to address its current and forecasted liquidity requirements. The Company anticipates that its cash from operations, along with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs (including the cash requirements related to construction of its new laundry detergent and warehouse facility in York County, Pennsylvania, discussed in this section under “Net Cash Used in Investing Activities”), pay its common stock dividend at current rates and meet its mandatory debt repayment schedule and minimum pension funding requirements over the next twelve months. Nevertheless, the current economic environment presents risks that could have adverse consequences that the Company does not currently anticipate will occur. For further information, see “Economic conditions could adversely affect our business” under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In addition, the Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in its principal credit facilities because the Company currently is, and anticipates that it will continue to be, above the minimum interest coverage ratio requirement and below the maximum leverage ratio requirement. These ratios are discussed in more detail in this section under the sub-heading, “Adjusted EBITDA.”

Net Debt

The Company had outstanding total debt of $871.2 million and cash of $280.2 million (of which approximately $41.7 million resides in foreign subsidiaries) at March 27, 2009.  Total debt less cash (“net debt”) was $591.0 million at March 27, 2009. This compares to total debt of $856.1 million and cash of $198.0 million, resulting in net debt of $658.1 million at December 31, 2008.

The Company entered into two cash flow hedge agreements each covering $100.0 million of zero cost collars, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its term loan debt.  The hedge agreements have terms of five and three years, respectively, each with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to interest expense of $1.0 million in the first quarter of 2009 with respect to the hedge agreements. Changes in the fair value of the hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

Cash Flow Analysis

	Three Months Ended
	March 27,	March 28,
(In thousands)	2009	2008
Net cash provided by operating activities	$91,981	$62,723
Net cash (used in) provided by investing activities	$(20,615)	$4,184
Net cash provided by (used in) financing activities	$11,714	$(108,834)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first three months of 2009 increased $29.3 million to $92.0 million as compared to the same period in 2008. The increase was primarily due to higher net income, higher non-cash expenses for depreciation and a smaller increase in working capital (exclusive of cash), partially offset by the gain recorded on the sale of Brotherton (see Note15) as well as the asset impairment write-offs recorded in the first quarter of 2008.

For the three months ending March 27, 2009, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable increased $8.0 million due to business growth.

Inventories increased $2.4 million primarily to support higher anticipated sales.

Accounts payable and other accrued expenses decreased $11.8 million primarily due to the timing of incentive and profit sharing payments which were offset partially by increased marketing expense accruals.

Taxes payable increased $20.4 million due to higher tax expense associated with increased earnings and the timing of payments.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2009 was $20.6 million, reflecting $21.3 million of property, plant and equipment expenditures (including $14.7 million for the York County plant, discussed in the following paragraph), partially offset by a $1.3 million payment received on an outstanding note.

On June 5, 2008, the Company announced plans to construct a new laundry detergent manufacturing plant and distribution center in York County, Pennsylvania and to close its existing laundry detergent manufacturing and distribution facility in North Brunswick, New Jersey.  The Company anticipates that capital expenditures in connection with construction of the new facility, which is expected to be operational by the end of 2009, will be approximately $151 million, and cash expenditures relating to the closing of the North Brunswick facilities will be approximately $11 million. To build the plant and distribution center, the Company spent approximately $51 million in 2008, and approximately $15 million in the first quarter of 2009, and anticipates spending an additional $85 million in the remainder of 2009.   The Company estimates it also will spend approximately $3 million in 2009 and $8 million in 2010 in connection with closing the North Brunswick facility.  The costs will be funded using the Company’s existing credit facilities and available cash. See Note 16 to the condensed consolidated financial statements included in this report for additional information.

Net Cash Provided by Financing Activities – Net cash provided by financing activities during the first three months of 2009 was $11.7 million. This reflects a net increase in debt of $15 million. An increase in short term borrowings of $29.0 million associated with  the Company’s accounts receivable securitization facility and increases in international debt of $3.0 million, were partially offset by mandatory payments on the Term Loan of $17.0 million. Payments of cash dividends of $6.3 million were offset partially by proceeds of and tax benefits from stock option exercises of $3.0 million.

Adjusted EBITDA

Adjusted EBITDA is a component of the financial covenants contained in the Company's primary credit facility.  Management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company's ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States.  Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a specified period of time. The leverage ratio (total debt to Adjusted EBITDA) was 1.9, which is below the maximum of 3.5 permitted under the credit facility, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for the first quarter of 2009 was 10.8, which is above the minimum of 3.0 permitted under the credit facility.  The Company’s obligations under the credit facility are secured by the assets of the Company.

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position No. SFAS 132(revised 2003)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), which requires employers to disclose information about fair value measurements of plan assets that are similar to the disclosures about fair value measurements required by SFAS No 157, “Fair Value Measurements” (“SFAS 157”).  FSP FAS 132(R)-1 will become effective for the Company’s annual financial statements for 2009.  The Company currently is evaluating the impact of this standard on our Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No SFAS 107-1 and APB No. 28-1, “Disclosures about the Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No.107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 have an effective date requiring adoption for the Company’s second quarter Form 10-Q.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company had outstanding total debt at March 27, 2009 of $871.2 million, of which $250.0 million or 29% carries a fixed rate of interest. The remaining debt balance is primarily comprised of $586.0 million in term loans under the Company’s principal credit facilities, $30.0 million outstanding under a receivables purchase agreement and $5.2 million in international debt. The weighted average interest rate on these borrowings at March 27, 2009, excluding deferred financing costs and commitment fees, was approximately 3.4%.

The Company entered into two cash flow hedge agreements, each covering $100.0 million of zero cost collars, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on its term loan debt.  The hedge agreements have terms of five and three years, respectively, each with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to interest expense of $1.0 million in the first quarter of 2009 and estimates it will recognize approximately $2.8 million in interest expense in the remainder of 2009 with respect to the hedge agreements.  Changes in the hedging options’ fair value are recorded in Accumulated Other Comprehensive Income on the balance sheet.

If the variable rate on the Company’s floating rate debt outstanding on March 27, 2009 were to change by 100 basis points from the March 27, 2009 level, annual interest expense associated with the floating rate debt would change by approximately $4.2 million.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales or purchases denominated in the U.S. Dollar, Canadian dollar, British pound and Euro. During the fourth quarter of 2008 and the first quarter of 2009, the Company’s Canadian subsidiary entered into  forward exchange contracts to protect the Company from the risk that dollar net cash outflows would be adversely affected by changes in exchange rates.  The contracts expire by the end of 2009. The face value of the unexpired contracts as of March 27, 2009 totaled $13.5 million.  The contracts qualified for hedge accounting in accordance with SFAS No. 133, and, therefore, changes in the fair value through the end of the first quarter 2009 were marked to market and recorded as Other Comprehensive Income. The gain recorded, net of deferred taxes was approximately $0.4 million.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products.  These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases.  In July 2008 and April 2009, in response to increasing fuel prices and a concomitant increase in mileage surcharges, the Company entered into agreements with two providers to hedge approximately 36% if its notional diesel fuel requirements for 2009 and approximately 15% of its 2010 requirements.  It is the Company’s policy to use the hedges to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel.  The hedge agreements are designed to add stability to the Company’s product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.

Because the diesel hedge agreements do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to mark the agreements to market throughout the life of the agreements.  The change in the market value of the hedge agreements resulted in a $0.1 million loss for the first quarter of 2009 which is reflected in cost of sales.  If future diesel prices were to change by $0.10 per gallon, the impact on the 2009 financial statements due to the hedge agreements would be approximately $0.2 million.

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

ITEM 4.                      CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure control and procedures at the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

b.	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note on Forward-Looking Statements

This Report contains forward-looking statements, including, among others, statements relating to short- and long-term financial objectives, sales and earnings growth, earnings per share, margin improvement, price increases, marketing spending, the Orajel Acquisition, assets held for sale, the shift to concentrated liquid laundry detergent, the Company’s hedge programs, interest rate collars, effective tax rate, capital expenditures, the timing of the completion of the York County, Pennsylvania laundry detergent and warehouse facility, capital expenditures relating to the new facility, facility restructuring charges, the closing of the Company's facilities in North Brunswick, New Jersey, the sufficiency of cash flow to meet capital expenditures needs, the ability of the Company to comply with financial covenants, the effect of the credit environment on liquidity and the Company’s ability to renew the accounts receivable facility.  These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include a decline in market growth and consumer demand (including the effect of political, economic and marketplace conditions and events on consumer demand); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers; competition; the impact of retailer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 30, 2009. The following nominees were elected to serve on the Company’s Board of Directors for a term of three years:

Nominees	For	Withheld
T. Rosie Albright	59,305,319	256,933
Ravichandra K. Saligram	59,309,249	253,003
Robert K. Shearer	59,106,758	455,494

The Company’s other directors whose term of office continued after the meeting are: James R. Craigie, Robert A. Davies, III, Rosina B. Dixon, M.D., Bradley C. Irwin, J. Richard Leaman, Jr., Robert D. LeBlanc and Arthur B. Winkleblack.  Robert A. McCabe and John O. Whitney retired from the Company’s Board of Directors, effective as of the Annual Meeting.

In addition to the election of three directors, stockholders voted on a proposal to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm to audit the Company’s 2009 consolidated financial statements.  The voting results on the proposal were as follows:

For	Against	Abstain
58,638,124	897,259	26,869

ITEM 6.                      EXHIBITS

•	(3.1)	Certificate of Amendment of Restated Certificate of Incorporation dated June 4, 2008, as filed with the Secretary of the State of Delaware on June 4, 2008.

•	(3.2)	Restated Certificate of Incorporation of the Corporation, as amended through June 4, 2008.

	(3.3)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(11)	Computation of earnings per share.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 5, 2009	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE:	May 5, 2009	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

•	(3.1)	Certificate of Amendment of Restated Certificate of Incorporation dated June 4, 2008, as filed with the Secretary of the State of Delaware on June 4, 2008.

•	(3.2)	Restated Certificate of Incorporation of the Corporation, as amended through June 4, 2008.

	(3.3)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(11)	Computation of earnings per share.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	•	Indicates documents filed herewith.