Form 10-Q
period 2009-06-26
CHURCH & DWIGHT CO INC /DE/
filed 2009-08-04
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2009

Commission file number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 North Harrison Street, Princeton, N.J. 08543

(Address of principal executive offices)

Registrant’s telephone number, including area code: (609) 683-5900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, there were 70,302,827 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Net Sales	$623,119	$593,959	$1,203,986	$1,146,826
Cost of sales	$341,568	351,479	673,077	680,240

Gross Profit	281,551	242,480	530,909	466,586
Marketing expenses	93,704	79,170	160,077	132,655
Selling, general and administrative expenses	88,845	81,427	167,170	159,286

Income from Operations	99,002	81,883	203,662	174,645
Equity in earnings of affiliates	3,993	2,152	6,698	4,532
Investment earnings	414	1,957	806	4,526
Other income (expense), net	807	100	1,291	2,298
Interest expense	(9,231)	(10,638)	(17,980)	(23,143)

Income before Income Taxes	94,985	75,454	194,477	162,858
Income taxes	36,828	29,684	73,744	60,895

Net Income	58,157	45,770	120,733	101,963
Noncontrolling interest	1	5	8	7

Net Income attributable to Church & Dwight Co., Inc.	$58,156	$45,765	$120,725	$101,956

Weighted average shares outstanding - Basic	70,342	66,574	70,288	66,459
Weighted average shares outstanding - Diluted	71,428	71,067	71,370	70,944
Net income per share - Basic	$0.83	$0.69	$1.72	$1.53
Net income per share - Diluted	$0.81	$0.66	$1.69	$1.46
Cash dividends per share	$0.09	$0.08	$0.18	$0.16

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)	June 26, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$356,999	$197,999
Accounts receivable, less allowances of $5,572 and $5,427	231,072	211,194
Inventories	215,149	198,893
Deferred income taxes	17,351	15,107
Prepaid expenses	13,435	10,234
Other current assets	3,732	31,694

Total Current Assets	837,738	665,121

Property, Plant and Equipment, Net	423,949	384,519
Equity Investment in Affiliates	11,363	10,061
Tradenames and Other Intangibles	803,005	810,173
Goodwill	840,935	845,230
Other Assets	87,943	86,334

Total Assets	$3,004,933	$2,801,438

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$30,522	$3,248
Accounts payable and accrued expenses	341,364	310,622
Current portion of long-term debt	119,771	71,491
Income taxes payable	9,277	1,760

Total Current Liabilities	500,934	387,121

Long-term Debt	699,163	781,402
Deferred Income Taxes	195,434	171,981
Deferred and Other Long Term Liabilities	100,605	93,430
Pension, Postretirement and Postemployment Benefits	33,677	35,799

Total Liabilities	1,529,813	1,469,733

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value Authorized 2,500,000 shares, none issued	—	—
Common Stock-$1.00 par value Authorized 300,000,000 shares, issued 73,213,775 shares	73,214	73,214
Additional paid-in capital	265,286	252,129
Retained earnings	1,172,022	1,063,928
Accumulated other comprehensive loss	(220)	(20,454)
Common stock in treasury, at cost: 2,946,129 shares in 2009 and 3,140,931 shares in 2008	(35,384)	(37,304)

Total Church & Dwight Co., Inc. Stockholders’ Equity	1,474,918	1,331,513
Noncontrolling interest	202	192

Total Stockholders’ Equity	1,475,120	1,331,705

Total Liabilities and Stockholders’ Equity	$3,004,933	$2,801,438

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended
(Dollars in thousands)	June 26, 2009	June 27, 2008
Cash Flow From Operating Activities
Net Income	$120,725	$101,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,606	31,651
Equity in earnings of affiliates	(6,698)	(4,532)
Distributions from unconsolidated affiliates	5,396	4,184
Deferred income taxes	20,813	5,708
Asset impairment charges and other asset write-offs	681	6,710
Gain on sale of assets	—	(2,986)
Non cash compensation expense	9,172	6,698
Unrealized foreign exchange gain and other	(2,129)	(5,946)
Change in assets and liabilities:
Accounts receivable	(7,912)	(21,750)
Inventories	(12,063)	(5,714)
Prepaid expenses	(2,694)	(1,811)
Accounts payable and accrued expenses	15,783	11,463
Income taxes payable	8,297	4,024
Excess tax benefit on stock options exercised	(1,766)	(3,451)
Other liabilities	3,575	4,140

Net Cash Provided By Operating Activities	194,786	130,344

Cash Flow From Investing Activities
Proceeds from sale of assets	30,610	11,235
Additions to property, plant and equipment	(57,761)	(16,656)
Proceeds from note receivable	1,324	1,263
Contingent acquisition payments	(410)	(562)
Change in other long-term assets	(144)	(152)

Net Cash Used In Investing Activities	(26,381)	(4,872)

Cash Flow From Financing Activities
Long-term debt repayment	(33,959)	(16,907)
Short-term debt borrowings, net	27,189	(99,382)
Proceeds from stock options exercised	3,522	6,020
Excess tax benefit on stock options exercised	1,766	3,451
Payment of cash dividends	(12,631)	(10,625)
Deferred Financing costs	—	(2,666)

Net Cash Used In Financing Activities	(14,113)	(120,109)
Effect of exchange rate changes on cash and cash equivalents	4,708	761

Net Change In Cash and Cash Equivalents	159,000	6,124
Cash and Cash Equivalents at Beginning of Period	197,999	249,809

Cash and Cash Equivalents at End of Period	$356,999	$255,933

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

	Six Months Ended
	June 26, 2009	June 27, 2008
Cash paid during the year for:
Interest (net of amounts capitalized)	$14,797	$21,133

Income taxes	$42,781	$42,952

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$10,934	$571

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 27, 2008 and June 26, 2009

(Unaudited)

	Number of Shares		Amounts
(in thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Church & Dwight Co., Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
December 31, 2007	69,991	(3,748)	$69,991	$(42,624)	$121,902	$891,868	$39,128	$1,080,265	$194	$1,080,459
Net income	—	—	—	—	—	101,956	—	101,956	2	101,958
Translation adjustments	—	—	—	—	—	—	5,131	5,131	7	5,138
Interest rate agreements (net of taxes)	—	—	—	—	—	—	(113)	(113)	—	(113)
Cash dividends	—	—	—	—	—	(10,625)	—	(10,625)	—	(10,625)
Stock based compensation expense and stock option plan transactions (including related tax benefit)	—	312	—	2,768	13,683	—	—	16,451	—	16,451
Directors’ deferred compensation plan	—	—	—	—	6,580	—	—	6,580	—	6,580
Other stock issuances	—	10	—	84	440	—	—	524	—	524

June 27, 2008	69,991	(3,426)	$69,991	$(39,772)	$142,605	$983,199	$44,146	$1,200,169	$203	$1,200,372

December 31, 2008	73,214	(3,141)	$73,214	$(37,304)	$252,129	$1,063,928	$(20,454)	$1,331,513	$192	$1,331,705
Net income	—	—	—	—	—	120,725	—	120,725	8	120,733
Translation adjustments	—	—	—	—	—	—	19,330	19,330	2	19,332
Derivative agreements, net of taxes of $729	—	—	—	—	—	—	913	913	—	913
Defined benefit plans, net of taxes of $9	—	—	—	—	—	—	(9)	(9)	—	(9)
Cash dividends	—	—	—	—	—	(12,631)	—	(12,631)	—	(12,631)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $2,382	—	183	—	1,799	12,776	—	—	14,575	—	14,575
Other stock issuances	—	12	—	121	381	—	—	502	—	502

June 26, 2009	73,214	(2,946)	$73,214	$(35,384)	$265,286	$1,172,022	$(220)	$1,474,918	$202	$1,475,120

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The condensed consolidated balance sheets as of June 26, 2009 and December 31, 2008, the condensed consolidated statements of income for the three months and six months ended June 26, 2009 and June 27, 2008, the condensed consolidated statements of cash flow for the six months ended June 26, 2009 and June 27, 2008 and the condensed consolidated statement of stockholders’ equity for the six months ended June 26, 2009 and June 27, 2008 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 26, 2009 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the periods ended June 26, 2009 are not necessarily indicative of the operating results for the full year.

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

The Company incurred research and development expenses in the second quarter of 2009 and 2008 of $13.6 million and $12.7 million, respectively. The Company incurred research & development expenses in the first six months of 2009 and 2008 of $24.6 million and $24.7 million, respectively. These expenses are included in selling, general and administrative expenses.

2.	Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No SFAS 107-1 and APB No. 28-1, “Disclosures about the Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No.107, “Disclosures about Fair Value of Financial Instruments.” The Company adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009 (see Note 7).

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides general standards of accounting for and disclosure of subsequent events. SFAS No. 165 clarifies that management must evaluate, as of each reporting period (i.e. interim and annual), events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” It also requires management to disclose the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued. Statement 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009 (see Note 19).

3.	Inventories consist of the following:

(In thousands)	June 26, 2009	December 31, 2008
Raw materials and supplies	$60,656	$52,850
Work in process	11,489	9,147
Finished goods	143,004	136,896

Total	$215,149	$198,893

4.	Property, Plant and Equipment (“PP&E”) consist of the following:

(In thousands)	June 26, 2009	December 31, 2008
Land	$25,825	$25,659
Buildings and improvements	146,822	143,590
Machinery and equipment	433,451	421,012
Office equipment and other assets	39,130	41,169
Software	40,765	36,729
Mineral rights	1,369	1,146
Construction in progress	113,603	60,949

	800,965	730,254
Less accumulated depreciation and amortization	377,016	345,735

Net Property, Plant and Equipment	$423,949	$384,519

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Depreciation and amortization on PP&E	$14.8	$10.9	$29.3	$20.4

Interest charges capitalized (in constuction in progress)	$0.6	$0.2	$1.1	$0.3

During the second quarter of 2008, the Company announced it will be closing its North Brunswick, New Jersey facility in 2009 and has been recording accelerated depreciation charges on those facilities in the Consumer Domestic Segment. The accelerated depreciation charge of $4.5 million in the second quarter of 2009 and $9.0 million for the six months ended June 26, 2009 (see Note 17), is included in total depreciation expense.

5.	Earnings Per Share (“EPS”)

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding. The following table sets forth a reconciliation of the weighted average number of common shares outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Weighted average common shares outstanding - basic	70,342	66,574	70,288	66,459
Dilutive effect of stock options	1,086	1,259	1,082	1,251
Dilutive effect of convertible debt	—	3,234	—	3,234

Weighted average common shares outstanding - diluted	71,428	71,067	71,370	70,944

Antidilutive stock options outstanding	1,101	1,030	1,101	1,148

6.	Stock-Based Compensation

A summary of option activity during the six months ended June 26, 2009 is as follows:

	Options (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	4,258	$35.42
Granted	695	54.00
Exercised	(183)	18.98
Cancelled	(35)	48.75

Outstanding at June 26, 2009	4,735	38.66	6.5	$78,487

Exercisable at June 26, 2009	2,708	$28.43	4.7	$72,371

	Three Months Ended		Six Months Ended
(In millions)	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Intrinsic Value of Stock Options Exercised	$2.7	$5.1	$6.0	$11.1
Stock Compensation Expense Related to Stock Option Awards	$6.3	$4.1	$8.7	$6.4
Issued Stock Options (in thousands)	695	655	695	665
Weighted Average Fair Value of Stock Options issued (per share)	$14.82	$16.65	$14.82	$16.64
Fair Value of Stock Options Issued (in millions)	$10.3	$10.9	$10.3	$11.1
Assumptions Used:
Risk-free interest rate	3.2%	3.7%	3.2%	3.7%
Expected life in Years	6.4	6.6	6.4	6.6
Expected volatility	21.9%	22.5%	21.9%	22.5%
Dividend Yield	0.7%	0.6%	0.7%	0.6%

The average fair value is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument. Stock compensation expense related to restricted stock awards was $0.1 million and $0.3 million for the three and six months ended June 26, 2009, respectively. This expense amounted to $0.2 million and $0.3 million respectively, for the same periods of 2008.

7.	Fair Value of Certain Instruments

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

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the carrying amounts and fair values of certain assets and liabilities:

June 26, 2009
(In thousands)	Significant Other Observable Inputs (Level 2)
Assets
Diesel fuel contract	$744
Interest rate swap	147

$891

Liabilities
Foreign exchange contracts	$89
Interest rate collars	6,277
Diesel fuel contract	3,216

$9,582

The fair value of the foreign exchange contracts are based on observable forward rates in commodity quoted intervals for the full term of the contract.

The fair value of the diesel fuel contracts is based on home heating oil future prices for the duration of the contract.

The fair value for the interest rate collars and swaps was derived using the forward three month LIBOR curve for the duration of the respective collars and swaps and a credit valuation adjustment relating to the credit risk of the counterparty.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 26, 2009 and December 31, 2008. SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 26, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$1,388	$1,388	$1,324	$1,324
Long-term note receivable	954	905	2,342	2,450
Financial Liabilities:
Short-term borrowings	30,522	30,522	3,248	3,248
Current portion of long-term debt	119,771	113,694	71,491	66,708
6% Senior subordinated note debt	250,000	249,375	250,000	240,250
Long-term bank debt	449,163	415,390	531,402	495,849

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Condensed Consolidated Balance Sheets:

Note Receivable

The carrying value of the note receivable represents the face value discounted by an interest factor management believes is appropriate for the credit risk involved at the date of the note. The fair value of the note receivable reflects what management believes is the appropriate interest factor at June 26, 2009 and December 31, 2008, respectively, based on similar risks in the market.

Short-term Borrowings

The carrying amounts of accounts receivable securitization (see Note 11) and unsecured lines of credit equal fair value because of short maturities and variable interest rates.

Long-term Bank Debt, Current Portion of Long-term Debt

The Company determines fair value based upon the prevailing value of equivalent financing.

Senior Subordinated Note Debt

The Company determines fair value of its senior subordinated notes based upon their quoted market value.

8.	Derivative Instruments

Changes in interest rates, foreign exchange rates, the price of the Company’s common stock and commodity prices expose the Company to market risk. The Company manages these risks by the use of derivative instruments, such as cash flow hedges, diesel hedge contracts, equity derivatives and foreign exchange forward contracts. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” FAS No. 161 requires enhanced disclosure of derivatives and hedging activities on an interim and annual basis. The guidance seeks to improve the transparency of financial reporting through enhanced disclosures on: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

The designation of a derivative instrument as a hedge and its ability to meet the FAS No. 133 hedge accounting criteria determines how the change in fair value of the derivative instrument will be reflected in the Condensed Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the cash flows or fair value of the hedged interest rate, commodity price, foreign exchange rate or other variable, and the documentation standards of FAS No. 133 are fulfilled at the time the Company enters into the derivative contract. A hedge is designated as a cash flow hedge, fair value hedge, or a net investment in foreign operations hedge based on the exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. Changes in fair value, for the effective portion of qualifying hedges, are recorded in other comprehensive income (“OCI”). The derivative’s gain or loss is released from OCI to match the timing of the hedged underlying’s cash flows effect on earnings.

The Company reviews the effectiveness of its hedging instruments on a quarterly basis and recognizes in current period earnings hedge ineffectiveness and discontinues FAS No. 133 hedge accounting for any derivative instrument that is no longer considered to be highly effective. Changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting are recognized in current period earnings. Upon termination of cash flow hedges, the Company reclassifies gains and losses from other comprehensive income based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require immediate recognition in earnings of gains and losses previously recorded in other comprehensive income.

During the six months of 2009, the Company used the following derivative instruments to mitigate risk:

Derivatives Designated as Hedging Instruments Under FAS No.133

Cash Flow Hedges

The Company entered into two cash flow hedge zero cost collar agreements, each covering a notional amount of $100.0 million, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. The hedge agreements have terms of five and three years, respectively, each with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to interest expense of $1.2 million in the second quarter of 2009 and $2.2 million for the six months ended June 26, 2009. With respect to these hedge agreements, the Company estimates it will recognize approximately $2.6 million in interest expense in the remainder of 2009. Changes in the fair value of cash flow hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

The Company entered into interest rate swap hedge agreements covering a notional amount of $150.0 million, effective as of June 26, 2009, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. These cash flow hedge agreements have terms of two years and a fixed rate of 1.38%. Changes in the fair value of cash flow hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales or purchases denominated in the U.S. Dollar, Canadian dollar, British pound and Euro. During the fourth quarter of 2008 and the first six months of 2009, the Company’s Canadian subsidiary entered into forward exchange contracts to protect the Company from the risk that dollar net cash outflows would be adversely affected by changes in exchange rates. The contracts expire by the end of May 2010. The face value of the unexpired contracts as of June 26, 2009 totaled $18.0 million. The contracts qualified as foreign currency cash flow hedges in accordance with SFAS No. 133, and, therefore, changes in the fair value through the end of the second quarter 2009 were marked to market and recorded as Other Comprehensive Income (Loss). The changes in fair values are summarized in the tables below for each reported period.

Derivatives not Designated as Hedging Instruments Under FAS No. 133

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. In July 2008 and April 2009, in response to increasing fuel prices and a concomitant increase in mileage surcharges, the Company entered into agreements with two providers to hedge a notional amount equal to approximately 45% of its anticipated diesel fuel requirements for 2009 and approximately 14% of its 2010 requirements. It is the Company’s policy to use the hedges to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. The hedge agreements are designed to add stability to the Company’s product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.

Because the diesel hedge agreements do not qualify for hedge accounting under SFAS No. 133, the Company is required to mark the agreements to market throughout the life of the agreements. The changes in fair values are summarized in the tables below for each reported period. If future diesel prices were to change by $0.10 per gallon, the impact on the Company’s financial statements for the remainder of 2009 due to the hedge agreements would be approximately $0.4 million.

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

The following tables summarize the fair value of our derivative instruments, the effect of derivative instruments on our Condensed Consolidated Statements of Income and on comprehensive income, and the amounts reclassified from other comprehensive income:

(In millions)	Balance Sheet Location	Fair Value at June 26, 2009	Fair Value at December 31, 2008
Derivatives designated as hedging instruments under FAS No. 133
Asset Derivatives
Interest rate swap	Other assets long-term	$0.1	$—

		$0.1	$—

Liability Derivatives
Interest rate collars	Accounts payable and accrued expenses	$1.5	$—
Interest rate collars	Other long-term liabilities	4.8	7.9
Foreign exchange contracts	Accounts payable and accrued expenses	0.1	0.4

Total liabilities under FAS No. 133		$6.4	$8.3

Derivatives not designated as hedging instruments under FAS No. 133
Asset Derivatives
Diesel fuel contract	Other current assets	$0.7	$—
Equity derivatives	Accounts receivable	0.7	—

		$1.4	$—

Liability Derivatives
Equity derivatives	Accounts payable and accrued expenses	$0.3	$0.1
Diesel fuel contract	Accounts payable and accrued expenses	3.2	4.5

Total liabilities outside FAS No. 133		$3.5	$4.6

(In millions)	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income Three Months Ended June 26, 2009	Amount of Gain (Loss) Recognized in Income Three Months Ended June 27, 2008
Derivatives not designated as hedging instruments under FAS No. 133
Equity derivatives	Selling, general and administrative expenses	$0.7	$0.6
Diesel fuel contracts	Cost of sales	1.1	1.6

Total loss recognized in income		$1.8	$2.2

(In millions)		Amount of Gain Recognized in OCI from Derivatives Three Months Ended June 26, 2009	Amount of Gain Recognized in OCI from Derivatives Three Months Ended June 27, 2008
Derivatives in FAS No. 133 cash flow hedging relationship
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	$(0.5)	$—
Interest rate swap (net of taxes)	Other comprehensive income (loss)	0.1	—
Interest rate collars (net of taxes)	Other comprehensive income (loss)	0.4	2.3

Total gain recognized in OCI		$—	$2.3

(In millions)	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income Six Months Ended June 26, 2009	Amount of Gain (Loss) Recognized in Income Six Months Ended June 27, 2008
Derivatives not designated as hedging instruments under FAS No. 133
Equity derivatives	Selling, general and administrative expenses	$0.2	$0.4
Diesel fuel contracts	Cost of sales	1.0	3.5

Total loss recognized in income		$1.2	$3.9

(In millions)		Amount of Gain Recognized in OCI from Derivatives Six Months Ended June 26, 2009	Amount of Gain Recognized in OCI from Derivatives Six Months Ended June 27, 2008
Derivatives in FAS No. 133 cash flow hedging relationship
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	$(0.1)	$—
Interest rate swap (net of taxes)	Other assets long-term	0.1	—
Interest rate collars (net of taxes)	Other comprehensive income (loss)	1.0	—

Total gain recognized in OCI		$1.0	$—

The amount of gain (loss) reclassified from other comprehensive income for derivative income was immaterial for the six months ended June 26, 2009 and June 27, 2008.

9.	Acquisitions

On July 7, 2008, the Company purchased substantially all of the assets and certain liabilities of Del Pharmaceuticals, Inc. from Coty, Inc. (the “Orajel Acquisition”) for cash consideration of $383.4 million including fees. Products acquired from Del Pharmaceuticals, Inc. include the Orajel brand of oral analgesics and various other over-the-counter brands. The Company paid for the acquisition with proceeds of $250.0 million in additional bank debt and with available cash. The Company finalized its purchase price allocation relating to the Orajel Acquisition.

10.	Goodwill and Other Intangible Assets

The following table provides information related to the carrying value of all intangible assets excluding goodwill:

	June 26, 2009			December 31, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$117,335	$(42,670)	$74,665	$115,976	$(38,648)	$77,328
Customer Relationships	241,640	(30,626)	211,014	241,640	(24,045)	217,595
Patents/Formulas	27,370	(16,579)	10,791	27,220	(14,977)	12,243
Non Compete Agreement	1,143	(863)	280	1,143	(807)	336

Total	$387,488	$(90,738)	$296,750	$385,979	$(78,477)	$307,502

Indefinite lived intangible assets - Carrying value
Tradenames	$506,255			$502,671

Intangible amortization expense amounted to $6.0 million for the second quarter of 2009 and $4.8 million for the same period of 2008. Intangible amortization expense amounted to $12.1 million for the first six months of 2009 and $9.6 million for the same period of 2008. The increase principally reflects the customer relationship amortization related to the Orajel Acquisition. The Company estimates that intangible amortization expense will be approximately $23.0 million in each of the next five years.

The changes in the carrying amount of goodwill for the six months ended June 26, 2009 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2008	$788,516	$36,486	$20,228	$845,230
Adjustments to the Orajel Acquisition purchase price allocation(1)	(3,815)	—	—	(3,815)
Additional contingent consideration	338	—	—	338
Other	(818)	—	—	(818)

Balance June 26, 2009	$784,221	$36,486	$20,228	$840,935

(1)	The adjustments to the Orajel Acquisition purchase price allocation relate to the finalization of certain liabilities.

The Company performed its annual goodwill impairment test as of April 1, 2009, and no adjustments were required.

11.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)	June 26, 2009	December 31, 2008
Short-term borrowings
Securitization of accounts receivable due in February 2010	$30,000	$1,000
Various debt due to international banks	522	2,248

Total short-term borrowings	$30,522	$3,248

Long-term debt
Term Loan facility	$568,934	$602,893
6% Senior subordinated notes due December 22, 2012	250,000	250,000

Total long-term debt	818,934	852,893
Less: current maturities	119,771	71,491

Net long-term debt	$699,163	$781,402

The long-term debt principal payments required to be made are as follows:

(In thousands)
Due by June 2010	$119,771
Due by June 2011	158,569
Due by June 2012	225,039
Due by December 2012	315,555

$818,934

During the first six months of 2009, the Company increased the borrowings under its accounts receivable securitization facility by a net amount of $29.0 million. In the first six months of 2009, the Company repaid approximately $34.0 million of its Term Loan.

12.	Comprehensive Income

The following table provides information relating to the Company’s accumulated other comprehensive loss:

(In thousands)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2008	$(7,173)	$(8,567)	$(4,714)	$(20,454)
Comprehensive income changes during the six months ended (net of tax of $ 738)	19,330	(9)	913	20,234

Balance June 26, 2009	$12,157	$(8,576)	$(3,801)	$(220)

The following table provides information related to the Company’s other comprehensive income for the three and six months ended June 26, 2009 and June 27, 2008:

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Net Income	$58,156	$45,765	$120,725	$101,956
Other Comprehensive Income, Net of Tax:
Foreign Exchange Translation Adjustments	23,832	8,011	19,330	5,131
Derivative Agreements	(35)	2,213	913	(113)
Defined Benefit Plan Adjustments	—	—	(9)	—

Comprehensive Income	81,953	55,989	140,959	106,974
Comprehensive Income attributable to the noncontrolling interest	6	7	10	9

Comprehensive Income attributable to Church & Dwight Co., Inc.	$81,959	$55,996	$140,969	$106,983

13.	Pension and Postretirement Plans

The following table provides information regarding the net periodic benefit cost for the Company’s pension and postretirement plans for the three and six months ended June 26, 2009 and June 27, 2008:

	Pension Costs Three Months Ended		Pension Costs Six Months Ended
(In thousands)	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Components of Net Periodic Benefit Cost:
Service cost	$385	$710	$773	$1,433
Interest cost	1,628	1,908	3,262	3,845
Expected return on plan assets	(1,478)	(2,148)	(2,961)	(4,327)
Amortization of prior service cost	—	3	—	7
Recognized actuarial (gain) or loss	340	(9)	678	(18)

Net periodic benefit cost	$875	$464	$1,752	$940

	Postretirement Costs Three Months Ended		Postretirement Costs Six Months Ended
(In thousands)	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Components of Net Periodic Benefit Cost:
Service cost	$82	$187	$163	$374
Interest cost	315	366	631	733
Amortization of prior service cost	15	12	30	23
Recognized actuarial (gain) or loss	2	—	3	—

Net periodic benefit cost	$414	$565	$827	$1,130

The Company made cash contributions of approximately $5.1 million to its pension plans during the first six months of 2009. The Company estimates it will be required to make additional cash contributions to its pension plans during the remainder of the year of approximately $0.7 million.

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

c.	As of June 26, 2009, the Company had commitments to acquire approximately $111.7 million of raw material, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

d.	The Company has $3.3 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency. In addition, the Company guarantees the payment of rent on a leased facility in Spain. The lease expires in November 2012 and the accumulated monthly payments from June 26, 2009 through the remainder of the lease term will amount to approximately $2.6 million. Approximately two thirds of the rental space is subleased to a third party.

e.	In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition. The Company made cash payments of $0.4 million, and accrued a payment of $0.3 million in the first six months of 2009. The payment and accrual were accounted for as additional purchase price. The Company has paid approximately $9.4 million, exclusive of the $0.3 million accrual, in additional performance-based payments since the acquisition.

f.	The Company filed suit against Abbott Laboratories, Inc. (“Abbott”) in April 2005 claiming infringement of certain patents resulting from Abbott’s manufacture and sale of its Fact Plus pregnancy diagnostic test kits. Following a trial in February 2008, the jury found that the Company’s patents were valid and willfully infringed by Abbott during the period from April 1999 through September 2003 and awarded damages to the Company in the amount of $14.6 million. On June 23, 2008, the District Court issued an opinion finding that Abbott’s conduct had been willful and doubled the damages awarded to the Company to $29.2 million, and on July 23, 2009 the district Court issued an opinion adding prejudgment interest in the sum of $8.8 million and costs of $51 thousand to the judgment, bringing the total judgment to over $38 million. Abbott has filed an appeal. In June 2007, Abbott filed a separate suit against the Company claiming infringement of certain patents that are licensed to Abbott, also in relation to pregnancy diagnostic test kits. The Company is vigorously defending that action, and has moved for Abbott’s claims to be dismissed on summary judgment.

g.	The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position, results of operations and cash flows.

15.	Related Party Transactions

The following summarizes the balances and transactions between the Company and each of two 50% owned entities, Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”):

	Armand Six Months Ended		ArmaKleen Six Months Ended
(In millions)	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Purchases by Company	$4.6	$6.2	—	—
Sales by Company	—	—	$2.4	$2.7
Outstanding Accounts Receivable	$0.9	$0.5	$0.6	$0.6
Outstanding Accounts Payable	$0.9	$2.8	—	—
Administration & Management Oversight Services (1)	$0.8	$0.8	$1.4	$1.4

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

16.	Sale of Subsidiaries and Assets Held for Sale

The Company made available for sale certain non core personal care product lines acquired in the Orajel Acquisition. The results of these product lines were included in both the Consumer Domestic and Consumer International Segments. In June 2009, the Company sold these product lines for approximately $30 million, net of fees. The Company sold the related assets at book value.

On February 29, 2008, the Company sold its wholly-owned British subsidiary, Brotherton Speciality Products Ltd. (“Brotherton”), for $11.2 million, net of fees. The sale resulted in a pretax gain of $3.0 million, which was recorded as a reduction of selling, general and administrative (“SG&A”) expenses in the Specialty Products Division Segment.

17.	Plant Shutdown

On June 5, 2008, the Company announced plans to construct a new laundry detergent manufacturing plant and distribution center in York County, Pennsylvania and to close its existing laundry detergent manufacturing and distribution facility in North Brunswick, New Jersey. The Company anticipates that capital expenditures in connection with construction of the new facility, which is expected to be operational by the end of 2009, will be approximately $150 million, cash expenditures relating to the closing of the North Brunswick facilities will be approximately $11 million, and cash transition expenses in the new facility will be approximately $9 million. To build the plant and distribution center, the Company spent approximately $51 million in 2008, and approximately $45 million in the first six months of 2009, and anticipates spending an additional $54 million during the remainder of 2009. The Company estimates it also will spend approximately $7 million in 2009 and $4 million in 2010 in connection with closing the North Brunswick facility. The transition costs for the York facility will be incurred principally in 2009. The costs will be funded using the Company’s existing credit facilities and available cash.

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

Severance - $3.9 million

Exit and disposal costs - $7.0 million

Non Cash Costs

Accelerated Depreciation - $24.6 million

The severance costs are being recognized ratably over the employees’ respective service requirements. In 2008, the Company accrued $1.9 million for severance costs. In the first half of 2009, the Company accrued an additional $1.0 million for severance costs for a total accrual of $2.9 million as of June 26, 2009. The exit and disposal costs include asset disposition and lease related costs. The Company anticipates it will incur approximately $3.5 million in exit and disposal costs in 2009 and the balance of the exit and disposal costs in 2010.

Accelerated depreciation charges are being recognized ratably over the remaining life of the North Brunswick complex. The Company recorded a charge of $8.1 million related to accelerated depreciation in 2008 and $9.0 million in the first half of 2009.

18.	Segment Information

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

The Corporate segment income consists of equity in earnings of affiliates. The Company had 50% ownership interests in Armand and ArmaKleen as of June 26, 2009. The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested in the first quarter of 2008 as part of the sale of Brotherton. The Company’s equity in earnings of Armand and ArmaKleen for the three and six months ended June 26, 2009 and June 27, 2008, and Esseco for the two months ended February 29, 2008 (prior to the sale of Brotherton) is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before income taxes for the three and six months ended June 26, 2009 and June 27, 2008 were as follows:

(In thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
Second Quarter 2009	$468,123	$94,773	$60,223	$—	$623,119
Second Quarter 2008	411,592	112,809	69,558	—	593,959
First Six Months of 2009	$906,213	$177,533	$120,240	$—	$1,203,986
First Six Months of 2008	794,336	212,503	139,987	—	1,146,826
Income Before Income Taxes(2)
Second Quarter 2009	$74,905	$8,703	$7,384	$3,993	$94,985
Second Quarter 2008	56,095	11,490	5,717	2,152	75,454
First Six Months of 2009	$154,839	$19,420	$13,520	$6,698	$194,477
First Six Months of 2008	123,926	18,742	15,658	4,532	162,858

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.2 million and $1.4 million for the quarters ended June 26, 2009 and June 27, 2008, respectively, and $1.7 million and $3.5 million for the six months ended June 26, 2009 and June 27, 2008, respectively.

(2)	In determining Income Before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

The following table sets forth product line revenues from external customers for the three and six months ended June 26, 2009 and June 27, 2008:

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Household Products	$294,305	$266,521	$578,355	$509,348
Personal Care Products	173,818	145,071	327,858	284,988

Total Consumer Domestic	468,123	411,592	906,213	794,336
Total Consumer International	94,773	112,809	177,533	212,503
Total SPD	60,223	69,558	120,240	139,987

Total Consolidated Net Sales	$623,119	$593,959	$1,203,986	$1,146,826

Household Products include deodorizing and cleaning products and laundry products. Personal Care Products include condoms, pregnancy kits, oral care and skin care products.

19.	Subsequent Events

The Company evaluated events that occurred after the balance sheet date through August 4, 2009, the date when the financial statements were issued, and no subsequent events that met recognition or disclosure criteria were identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated Results

Net Sales

Net Sales for the quarter ended June 26, 2009 were $623.1 million, an increase of $29.1 million or 4.9% above last year’s second quarter. Of the increase, 3.7% is due to sales of products acquired as part of the Company’s July 2008 acquisition of substantially all of the assets of Del Laboratories, Inc. from Coty, Inc. (the “Orajel Acquisition”), partially offset by the reduction in sales as a result of the third quarter 2008 divestiture of the Company’s consumer products subsidiary in Spain. Foreign exchange rates reduced the current quarter sales by 3.8%. The balance of the increase in Net Sales is primarily due to higher prices, improved sales mix and higher unit volumes.

Net Sales for the six months ended June 26, 2009 were $1,204.0 million, $57.2 million or 5.0% above the comparable six month period of 2008. Of the increase, $50.3 million is due to sales of products acquired in connection with the Orajel Acquisition, net of the reduction in sales as a result of the divestiture in the first quarter of 2008 of Brotherton Speciality Products Ltd. (“Brotherton”), a former United Kingdom subsidiary that was included in the Company’s Specialty Products Division, and the third quarter 2008 divestiture of the Company’s consumer products subsidiary in Spain. Foreign exchange rates reduced the current quarter sales by 4.0%. The balance of the increase in Net Sales is primarily due to higher prices, improved sales mix and higher unit volumes.

Operating Costs

The Company’s gross profit was $281.6 million for the quarter ended June 26, 2009, a $39.1 million increase as compared to the same period in 2008. Gross margin increased 440 basis points to 45.2% in the second quarter as compared to 40.8% in the same quarter last year. The increase in gross margin includes higher margins associated with the sales of products acquired in the Orajel Acquisition, lower commodity costs, the impact of higher prices due to increases instituted in 2008, the transition to liquid laundry detergent concentration and the benefits of cost reduction programs. The gross profit increase was partially offset by a higher charge related to the planned closing of an existing manufacturing facility of $4.2 million (see Note 17 to the condensed consolidated financial statements included in this report) and the impact of foreign exchange rates. For the six month period ended June 26, 2009, gross profit increased $64.3 million to $530.9 million. Gross margin increased 340 basis points to 44.1% in the first six months of 2009 as compared to 40.7% in the same period last year. The factors causing the increase in the gross margin percentage for the six months ended June 26, 2009 are the same as those applicable to the second quarter 2009 gross margin percentage.

Marketing expenses were $93.7 million in the second quarter of 2009, an increase of $14.5 million as compared to the same period in 2008. The increased marketing spending included expenditures for products acquired in the Orajel Acquisition as well as expenses in support of ARM & HAMMER liquid laundry detergent, OXICLEAN powder and liquid laundry additives and ARM & HAMMER dental care products. Marketing expense as a percentage of net sales increased 170 basis points to 15.0% in the second quarter as compared to 13.3% in the same period last year. Marketing expenses for the first six months of 2009 was $160.1 million, an increase of $27.4 million as compared to the same period in 2008. The factors causing the increase in marketing expense for the six months ended June 26, 2009 are the same as those applicable to second quarter 2009 marketing expenses.

Selling, general and administrative expenses (“SG&A”) were $88.8 million in the second quarter of 2009, an increase of $7.4 million as compared to the same period in 2008. The increase in SG&A is attributed to amortization and operating costs related to the Orajel Acquisition, higher compensation costs, legal expenses, research & development expenditures and information systems costs, partially offset by lower international costs due to foreign exchange. SG&A expenses for the first half of 2009 were $167.2 million, an increase of $7.9 million over the same period in 2008. SG&A for the first quarter of 2008 included asset impairment charges of $5.4 million and higher legal costs than incurred in 2009, primarily due to the Company’s litigation against Abbott Laboratories (see paragraph f in Note 14 to the condensed consolidated financial statements included in this report) offset by the $3.0 million gain on the 2008 divestiture of Brotherton.

Other Income and Expense

Other income was approximately $0.8 million in the second quarter of 2009 as compared to $0.1 million in the same period of 2008. Other income was approximately $1.3 million in the first six months of 2009 as compared to $2.3 million in the same period of 2008. The changes primarily reflect foreign exchange gains, which were higher in the second quarter of 2009 than during the same period in 2008, but lower in the first six months of 2009 than during the year earlier period.

Interest expense for the three and six month periods ended June 26, 2009 decreased $1.4 million and $5.2 million respectively, compared to the same period in 2008. The decline was due to lower interest rates compared to the prior year, partially offset by higher average debt outstanding as a result of the Orajel Acquisition.

Investment income in the three and six month periods ended June 26, 2009 decreased $1.5 million and $3.7 million respectively, as compared to the same period in 2008 due to lower interest rates, despite a higher average cash balance for investment.

Taxation

The effective tax rate for the second quarter and first six months of 2009 was 38.8% and 37.9 % respectively, as compared to 39.3% and 37.4% for the same periods last year. The tax rates in 2009 include the effect of the research tax credit, which was not reinstated by Congress until the fourth quarter of 2008, offset by a higher proportion of U.S taxable income and higher state taxes.

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

The Corporate segment income consists of equity in earnings of affiliates. The Company had 50% ownership interests in Armand and ArmaKleen as of June 26, 2009. The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested in the first quarter of 2008 as part of the sale of Brotherton. The Company’s equity in earnings of Armand and ArmaKleen for the three and six months ended June 26, 2009 and June 27, 2008, and Esseco for the two months ended February 29, 2008 (prior to the sale of Brotherton), is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before income taxes for the three and six months ended June 26, 2009 and June 27, 2008 were as follows:

(In thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
Second Quarter 2009	$468,123	$94,773	$60,223	$—	$623,119
Second Quarter 2008	411,592	112,809	69,558	—	593,959
First Six Months of 2009	$906,213	$177,533	$120,240	$—	$1,203,986
First Six Months of 2008	794,336	212,503	139,987	—	1,146,826
Income Before Income Taxes(2)
Second Quarter 2009	$74,905	$8,703	$7,384	$3,993	$94,985
Second Quarter 2008	56,095	11,490	5,717	2,152	75,454
First Six Months of 2009	$154,839	$19,420	$13,520	$6,698	$194,477
First Six Months of 2008	123,926	18,742	15,658	4,532	162,858

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.2 million and $1.4 million for the quarters ended June 26, 2009 and June 27, 2008, respectively, and $1.7 million and $3.5 million for the six months ended June 26, 2009 and June 27, 2008, respectively.

(2)	In determining Income Before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line revenues for external customers for the three and six months ended June 26, 2009 and June 27, 2008, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Household Products	$294,305	$266,521	$578,355	$509,348
Personal Care Products	173,818	145,071	327,858	284,988

Total Consumer Domestic	468,123	411,592	906,213	794,336
Total Consumer International	94,773	112,809	177,533	212,503
Total SPD	60,223	69,558	120,240	139,987

Total Consolidated Net Sales	$623,119	$593,959	$1,203,986	$1,146,826

Consumer Domestic

Consumer Domestic net sales in the second quarter of 2009 were $468.1 million, an increase of $56.5 million or 13.7% as compared to 2008 second quarter sales of $411.6 million. Of the increase, approximately 6% relates to sales of products acquired in the Orajel Acquisition, with the remainder principally attributable to higher unit volumes, higher prices and improved sales mix. At a product line level, sales of XTRA liquid laundry detergent, ARM & HAMMER liquid laundry detergent, OXICLEAN laundry additive, ARM & HAMMER and value toothpastes, ARM & HAMMER SUPER SCOOP cat litter and SPINBRUSH were all higher than in the second quarter of 2008. Consumer Domestic net sales benefited from the May 2008 price increase on ARM & HAMMER powder laundry detergent and the October 2008 price increase on liquid laundry detergents, toothpaste and battery-operated toothbrushes.

Consumer Domestic net sales for the six months ended June 26, 2009 were $906.2 million, an increase of $111.9 million or approximately 14.1% compared to net sales during the first six months of 2008. Of the increase, approximately 6% relates to sales of products acquired in the Orajel Acquisition, with the remainder principally attributable to higher unit volumes, higher prices and improved sales mix. At a product line level, sales of XTRA liquid laundry detergent, ARM & HAMMER liquid laundry detergent, OXICLEAN laundry additive, ARM & HAMMER powder laundry detergent and ARM & HAMMER SUPER SCOOP cat litter were all higher than during the six months ended June 27, 2008. Consumer Domestic net sales benefited from the May 2008 price increase on ARM & HAMMER powder laundry detergent and the October 2008 price increase on liquid laundry detergents, toothpaste and battery operated toothbrushes. The increased net sales were offset partially by lower sales of certain household cleaners and personal care products.

Consumer Domestic income before income taxes for the second quarter of 2009 was $74.9 million, a $18.8 million increase as compared to the second quarter of 2008, and for the six month period ended June 26, 2009 was $154.8 million, a $30.9 million increase as compared to the first six months of 2008. The impact of higher net sales, lower commodity costs, the Orajel Acquisition, the shift to concentrated liquid laundry detergent and lower allocated interest expense was offset partially by accelerated depreciation and other expenses associated with the Company’s planned 2009 shutdown of its North Brunswick, New Jersey facility (see Note 17 to the condensed consolidated financial statements included in this report), and increased marketing and SG&A costs.

Consumer International

Consumer International net sales were $94.8 million in the second quarter of 2009, a decrease of $18.0 million or approximately 16.0% as compared to the second quarter of 2008. This decrease reflects the impact of unfavorable foreign exchange rate changes of approximately 18% and the divestiture of the subsidiary in Spain at the end of the third quarter of 2008, partially offset by sales associated with the Orajel Acquisition, and sales increases which occurred primarily in Canada, Mexico and Australia.

Consumer International net sales in the first six months of 2009 were $177.5 million, a decrease of $35.0 million or approximately 16.5% as compared to the same period in 2008. This decrease reflects the impact of unfavorable foreign exchange rate changes of approximately 19%, and the divestiture of the Spain subsidiary, offset by sales associated with the Orajel Acquisition and higher sales in Canada, Mexico and Australia, as well as increased U.S. exports.

Consumer International income before income taxes was $8.7 million in the second quarter of 2009, a decrease of $2.8 million as compared to the same period of 2008. Unfavorable foreign exchange rates were the primary reason for the decline. For the first six months of 2009, income before income taxes were $19.4 million, a $0.7 million increase as compared to the first six months of 2008. The effect of higher selling prices and lower promotion costs in 2009 and the 2008 impairment charge of $5.6 million in one of the Company’s European subsidiaries was partially offset by unfavorable foreign exchange rate changes.

Specialty Products Division (SPD)

Specialty Products net sales were $60.2 million in the second quarter of 2009, a decrease of $9.3 million or 13.4% as compared to the second quarter of 2008. This decrease in net sales includes the approximately 4% impact of unfavorable foreign exchange rates. A significant decline in U.S. milk prices weakened the dairy market resulting in lower sales volumes in the animal nutrition business, partially offset by higher prices of certain specialty chemical products.

Specialty Products net sales were $120.2 million for the first six months of 2009, a decrease of $19.7 million, or 14.1% as compared to the same period of 2008. This decrease reflects the factors noted in the discussion of second quarter 2009 net sales, as well as the impact of the sale of Brotherton during the first quarter of 2008.

Specialty Products income before income taxes was $7.4 million in the second quarter of 2009, an increase of $1.7 million as compared to the same period of 2008, and was $13.5 million for the first six months of 2008, a decrease of $2.1 million as compared to the same six month period of 2008. The 2009 second quarter and six month periods reflect higher prices, offset by lower volumes and unfavorable foreign currency exchange rate changes. The 2008 six months results included a $3.0 million gain associated with the sale of Brotherton.

Liquidity and Capital Resources

As of June 26, 2009, the Company had $357.0 million in cash, $85.0 million available through its $115.0 million accounts receivable securitization facility, approximately $96 million available under its $100.0 million revolving credit facility and a $250.0 million accordion feature that enables the Company to increase the principal amount of its term loan. To enhance the safety of its cash resources, the Company invests its cash primarily in government agency money market funds.

The Company renewed its accounts receivable securitization facility in February 2009. This facility has been renewed annually in the past, and the Company anticipates that this facility will be renewed in February 2010.

The Company believes that its ability to access the sources of cash described above has not been adversely affected by recent economic events. Therefore, the Company currently does not anticipate that the credit environment will have a material adverse effect on its ability to address its current and forecasted liquidity requirements. The Company anticipates that its cash from operations, along with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs (including the cash requirements related to construction of its new laundry detergent and warehouse facility in York County, Pennsylvania, discussed in this section under “Cash Flow Analysis - Net Cash Used in Investing Activities”), meet its mandatory debt repayment schedule and minimum pension funding requirements over the next twelve months and pay its common stock dividend at its current rate. On July 29, 2009, the Company’s Board of Directors declared an increase in the regular quarterly dividend from $0.09 to $0.14 per share, equivalent to an annual dividend of $0.56 per share. The higher dividend raises the annualized dividend payout from $25 million to $39 million. Nevertheless, the current economic environment presents risks that could have adverse consequences that the Company does not currently anticipate will occur. For further information, see “Economic conditions could adversely affect our business” under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In addition, the Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in its principal credit facilities because the Company currently is, and anticipates that it will continue to be, above the minimum interest coverage ratio requirement and below the maximum leverage ratio requirement. These ratios are discussed in more detail in this section under the sub-heading, “Certain Financial Covenants.”

Net Debt

The Company had outstanding total debt of $849.5 million and cash of $357.0 million (of which approximately $59.7 million resides in foreign subsidiaries) at June 26, 2009. Total debt less cash (“net debt”) was $492.5 million at June 26, 2009. This compares to total debt of $856.1 million and cash of $198.0 million, resulting in net debt of $658.1 million at December 31, 2008.

The Company entered into two cash flow hedge zero cost collar agreements, each covering a notional amount of $100.0 million, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. The hedge agreements have terms of five and three years, respectively, each with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to interest expense of $1.2 million in the second quarter of 2009 and $2.2 million in the six months ended June 26, 2009 with respect to the hedge agreements. Changes in the fair value of cash flow hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

The Company entered into interest rate swap hedge agreements covering a notional amount of $150.0 million, effective as of June 26, 2009, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. The cash flow hedge agreements have terms of two years and a fixed rate of 1.38%. Changes in the fair value of cash flow hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

See Note 8 to the condensed consolidated financial statements included in this report for additional information regarding the Company’s cash flow hedge and interest rate swap agreements.

Cash Flow Analysis

	Six Months Ended
(In thousands)	June 26, 2009	June 27, 2008
Net cash provided by operating activities	$194,786	$130,344
Net cash (used in) investing activities	$(26,381)	$(4,872)
Net cash (used in) financing activities	$(14,113)	$(120,109)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first six months of 2009 increased $64.4 million to $194.8 million as compared to the same period in 2008. The increase was primarily due to higher net income, higher non-cash expenses for depreciation, higher deferred income taxes and favorable changes in working capital (exclusive of cash), partially offset by the gain recorded on the sale of Brotherton (see Note 16) and asset impairment charges in 2008.

For the six months ending June 26, 2009, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable increased $7.9 million, reflecting increased net sales.

Inventories increased $12.1 million primarily to support higher anticipated sales.

Accounts payable and other accrued expenses increased $15.8 million primarily due to the timing of payments.

Income taxes payable increased $8.3 million due to higher tax expense associated with increased earnings and the timing of payments.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2009 was $26.4 million, reflecting $57.8 million of property, plant and equipment expenditures (including $45.0 million for the York County plant, discussed in the following paragraph), partially offset by approximately $30 million of proceeds received from the sale of certain personal care product lines and a $1.3 million payment received on an outstanding note.

On June 5, 2008, the Company announced plans to construct a new laundry detergent manufacturing plant and distribution center in York County, Pennsylvania and to close its existing laundry detergent manufacturing and distribution facility in North Brunswick, New Jersey. The Company anticipates that capital expenditures in connection with construction of the new facility, which is expected to be operational by the end of 2009, will be approximately $150 million, cash expenditures relating to the closing of the North Brunswick facilities will be approximately $11 million, and cash transition expenses in the new facility will be approximately $9 million. To build the plant and distribution center, the Company spent approximately $51 million in 2008, and approximately $45 million in the first six months of 2009, and anticipates spending an additional $54 million during the remainder of 2009. The Company estimates it also will spend approximately $7 million in 2009 and $4 million in 2010 in connection with closing the North Brunswick facility. The transition costs for the York facility will be incurred principally in 2009. The costs will be funded using the Company’s existing credit facilities and available cash. See Note 17 to the condensed consolidated financial statements included in this report for additional information.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first six months of 2009 was $14.1 million. This reflects a net decrease in debt of $6.8 million comprised of mandatory payments on the Term Loan of $34.0 million and decreases in international debt of $1.8 million, partially offset by an increase in short term borrowings of $29.0 million associated with the Company’s accounts receivable securitization facility. Payments of cash dividends of $12.6 million were offset partially by proceeds of and tax benefits from stock option exercises of $5.3 million.

Certain Financial Covenants

Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a specified period of time. Adjusted EBITDA is a component of the financial covenants contained in the Company’s primary credit facility. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. The leverage ratio (total debt to Adjusted EBITDA) during the twelve months ended June 26, 2009 was 1.8, which is below the maximum of 3.25 permitted under the credit facility, and the interest coverage ratio (Adjusted EBITDA to total interest expense) for the twelve months ending June 26, 2009 was 11.4, which is above the minimum of 3.0 permitted under the credit facility. The Company’s obligations under the credit facility are secured by the assets of the Company.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 132(revised 2003)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), which requires employers to disclose information about fair value measurements of plan assets that are similar to the disclosures about fair value measurements required by SFAS No 157, “Fair Value Measurements” (“SFAS 157”). FSP FAS 132(R)-1 will become effective for the Company’s annual financial statements for 2009. The Company currently is evaluating the impact of this standard on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No SFAS 107-1 and APB No. 28-1, “Disclosures about the Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No.107, “Disclosures about Fair Value of Financial Instruments.” The Company adopted FSP FAS 107-1 and APB 28-1 effective second quarter of 2009 (see Note 7 to the condensed consolidated financial statements included in this report).

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides general standards of accounting for and disclosure of subsequent events. SFAS No. 165 clarifies that management must evaluate, as of each reporting period (i.e. interim and annual), events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” It also requires management to disclose the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued. Statement 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009 (see Note 19 to the condensed consolidated financial statements included in this report).

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 to (1) require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); (2) require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity: (3) revise guidance for determining whether an entity is a variable interest entity; and (4) require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have an impact on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company had outstanding total debt at June 26, 2009 of $849.5 million, of which $250.0 million or 29.4% carries a fixed rate of interest. The remaining debt balance is primarily comprised of $569.0 million in term loans under the Company’s principal credit facilities, $30.0 million outstanding under a receivables purchase agreement and $0.5 million in international debt.

The Company entered into two cash flow hedge zero cost collar agreements, each covering a notional amount of $100.0 million, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. The hedge agreements have terms of five and three years, respectively, each with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to interest expense of $1.2 million in the second quarter of 2009 and $2.2 million in the six months ended June 26, 2009. With respect to these hedge agreements, the Company estimates it will recognize approximately $2.6 million in interest expense in the remainder of 2009. Changes in the fair value of cash flow hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

The Company entered into interest rate swap hedge agreements covering a notional amount of $150.0 million, effective as of June 26, 2009, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. These cash flow hedge agreements have terms of two years and a fixed rate of 1.38%. Changes in the fair value of cash flow hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

The weighted average interest rate on these borrowings at June 26, 2009, excluding deferred financing costs and commitment fees, was approximately 3.2%.

If the variable rate on the Company’s floating rate debt outstanding on June 26, 2009 were to change by 100 basis points from the June 26, 2009 level, annual interest expense associated with the floating rate debt would change by approximately $2.5 million.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales or purchases denominated in the U.S. Dollar, Canadian dollar, British pound and Euro. During the fourth quarter of 2008 and the first six months of 2009, the Company’s Canadian subsidiary entered into forward exchange contracts to protect the Company from the risk that dollar net cash outflows would be adversely affected by changes in exchange rates. The contracts expire by the end of May 2010. The face value of the unexpired contracts as of June 26, 2009 totaled $18.0 million. The contracts qualified for hedge accounting in accordance with SFAS No. 133, and, therefore, changes in the fair value were marked to market and recorded as Other Comprehensive Income (Loss). The loss recorded, net of deferred taxes, was approximately $0.1 million for the six months ended June 26, 2009.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. In July 2008 and April 2009, in response to increasing fuel prices and a concomitant increase in mileage surcharges, the Company entered into agreements with two providers to hedge approximately 45% if its notional diesel fuel requirements for 2009 and approximately 14% of its 2010 requirements. It is the Company’s policy to use the hedges to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. The hedge agreements are designed to add stability to the Company’s product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.

Because the diesel hedge agreements do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to mark the agreements to market throughout the life of the agreements and record changes in fair value in the consolidated statement of income. If future diesel prices were to change by $0.10 per gallon, the impact on the 2009 financial statements due to the hedge agreements would be approximately $0.4 million.

Equity Derivatives

The Company has entered into equity derivative contracts on its own stock in order to minimize the impact on earnings resulting from fluctuations in the liability to plan participants for contributions designated to notional investments in Company stock under the Company’s deferred compensation plan as a result of changes in quoted fair values.

See Note 8 to the condensed consolidated financial statements included in this report for additional information regarding the reported changes in fair values for derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

b.	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note on Forward-Looking Statements

This Report contains forward-looking statements, including, among others, statements relating to short- and long-term financial objectives, sales and earnings growth, earnings per share, margin improvement, price increases, marketing spending, the Orajel Acquisition, assets held for sale, the shift to concentrated liquid laundry detergent, the Company’s hedge programs, interest rate collars and swap agreements, effective tax rate, the timing of completion of the York County, Pennsylvania laundry detergent and warehouse facility, capital expenditures relating to the new facility, facility restructuring charges, the closing of the Company’s facilities in North Brunswick, New Jersey, the sufficiency of cash flow to meet capital expenditure needs, ability of the Company to comply with financial covenants, the effect of the credit environment on liquidity and the Company’s ability to renew the accounts receivable facility. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include a decline in market growth and consumer demand (including the effect of political, economic and marketplace conditions and events on consumer demand); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers; competition; the impact of retailer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

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

ITEM 6.	EXHIBITS

	(3.1)	Restated Certificate of Incorporation of the Corporation, as amended through June 4, 2008, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(11)	Computation of earnings per share.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE: August 4, 2009	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE: August 4, 2009	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

	(3.1)	Restated Certificate of Incorporation of the Corporation, as amended through June 4, 2008, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(11)	Computation of earnings per share.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	Indicates documents filed herewith.