Form 10-Q
period 2009-09-25
CHURCH & DWIGHT CO INC /DE/
filed 2009-11-03
CIK 313927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2009

Commission file number 1-10585

CHURCH & DWIGHT CO., INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

469 North Harrison Street, Princeton, N.J. 08543-5297
(Address of principal executive office)

Registrant's telephone number, including area code:  (609) 683-5900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of October 30, 2009, there were 70,345,063 shares of Common Stock outstanding.

PART I

PART II

1.	Legal Proceedings	29
1A.	Risk Factors	29
6.	Exhibits	30

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Net Sales	$646,157	$630,672	$1,850,143	$1,777,498
Cost of sales	361,272	379,578	1,034,349	1,059,818
Gross Profit	284,885	251,094	815,794	717,680
Marketing expenses	100,225	79,740	260,302	212,395
Selling, general and administrative expenses	86,759	85,806	253,929	245,092
Patent litigation settlement, net	(20,000)	-	(20,000)	-
Income from Operations	117,901	85,548	321,563	260,193
Equity in earnings of affiliates	2,704	2,443	9,401	6,975
Investment earnings	289	1,110	1,095	5,636
Other income (expense), net	382	(2,884)	1,673	(586)
Interest expense	(8,609)	(11,577)	(26,589)	(34,720)
Income before Income Taxes	112,667	74,640	307,144	237,498
Income taxes	42,643	25,651	116,387	86,546
Net Income	70,024	48,989	190,757	150,952
Noncontrolling interest	(4)	-	4	7
Net Income attributable to Church & Dwight Co., Inc.	$70,028	$48,989	$190,753	$150,945
Weighted average shares outstanding - Basic	70,419	68,400	70,332	67,106
Weighted average shares outstanding - Diluted	71,624	71,271	71,443	71,045
Net income per share - Basic	$0.99	$0.72	$2.71	$2.25
Net income per share - Diluted	$0.98	$0.69	$2.67	$2.16
Cash dividends per share	$0.14	$0.09	$0.32	$0.25

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 25,	December 31,
(Dollars in thousands, except share and per share data)	2009	2008
Assets
Current Assets
Cash and cash equivalents	$419,242	$197,999
Accounts receivable, less allowances of $6,195 and $5,427	234,281	211,194
Inventories	227,307	198,893
Deferred income taxes	17,322	15,107
Prepaid expenses	11,424	10,234
Other current assets	30,700	31,694
Total Current Assets	940,276	665,121
Property, Plant and Equipment, Net	441,682	384,519
Equity Investment in Affiliates	12,298	10,061
Tradenames and Other Intangibles	798,541	810,173
Goodwill	841,095	845,230
Other Assets	88,018	86,334
Total Assets	$3,121,910	$2,801,438
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$33,593	$3,248
Accounts payable and accrued expenses	386,476	310,622
Current portion of long-term debt	143,911	71,491
Income taxes payable	13,097	1,760
Total Current Liabilities	577,077	387,121
Long-term Debt	658,043	781,402
Deferred Income Taxes	206,960	171,981
Deferred and Other Long Term Liabilities	101,815	93,430
Pension, Postretirement and Postemployment Benefits	33,672	35,799
Total Liabilities	1,577,567	1,469,733
Commitments and Contingencies
Stockholders' Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	-	-
Common Stock-$1.00 par value
Authorized 300,000,000 shares, issued 73,213,775 shares	73,214	73,214
Additional paid-in capital	268,773	252,129
Retained earnings	1,232,205	1,063,928
Accumulated other comprehensive income (loss)	5,117	(20,454)
Common stock in treasury, at cost:
2,892,061 shares in 2009 and 3,140,931 shares in 2008	(35,169)	(37,304)
Total Church & Dwight Co., Inc. Stockholders' Equity	1,544,140	1,331,513
Noncontrolling interest	203	192
Total Stockholders' Equity	1,544,343	1,331,705
Total Liabilities and Stockholders’ Equity	$3,121,910	$2,801,438

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	September 25,	September 26,
(Dollars in thousands)	2009	2008
Cash Flow From Operating Activities
Net Income	$190,753	$150,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,891	52,018
Equity in earnings of affiliates	(9,401)	(6,975)
Distributions from unconsolidated affiliates	7,165	6,686
Deferred income taxes	31,095	9,405
Asset impairment charges and other asset write-offs	5,160	7,498
Gain on sale of assets	-	(4,184)
Non cash compensation expense	11,025	9,331
Unrealized foreign exchange (loss) gain and other	(2,975)	582
Change in assets and liabilities:
Accounts receivable	(9,397)	(12,294)
Inventories	(21,891)	(7,617)
Prepaid expenses	(498)	(8,950)
Other current assets--patent litigation settlement	(27,000)	-
Accounts payable and accrued expenses	55,803	16,606
Income taxes payable	11,823	8,436
Excess tax benefit on stock options exercised	(2,122)	(5,547)
Other liabilities	4,399	6,189
Net Cash Provided By Operating Activities	308,830	222,129
Cash Flow From Investing Activities
Proceeds from sale of assets	30,125	15,617
Additions to property, plant and equipment	(87,181)	(43,621)
Acquisitions (net of cash acquired)	-	(383,241)
Proceeds from note receivable	1,324	1,263
Contingent acquisition payments	(579)	(768)
Change in other long-term assets	468	(170)
Net Cash Used In Investing Activities	(55,843)	(410,920)
Cash Flow From Financing Activities
Long-term debt borrowings	-	250,000
Long-term debt repayment	(50,938)	(27,073)
Short-term debt borrowings, net	29,542	(97,300)
Proceeds from stock options exercised	5,079	10,503
Excess tax benefit on stock options exercised	2,122	5,547
Payment of cash dividends	(22,476)	(16,811)
Purchase of treasury stock	(389)	-
Deferred financing costs	-	(8,356)
Net Cash (Used In) Provided by Financing Activities	(37,060)	116,510
Effect of exchange rate changes on cash and cash equivalents	5,316	(1,839)
Net Change In Cash and Cash Equivalents	221,243	(74,120)
Cash and Cash Equivalents at Beginning of Period	197,999	249,809
Cash and Cash Equivalents at End of Period	$419,242	$175,689

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW- CONTINUED
(Unaudited)

	Nine Months Ended
	September 25,	September 26,
	2009	2008
Cash paid during the year for:
Interest (net of amounts capitalized)	$18,346	$29,462
Income taxes	$72,220	$65,617
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$15,593	$1,517

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$-	$391,550
Purchase price	-	(383,241)
Liabilities assumed	$-	$8,309

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 26, 2008 and September 25, 2009
(Unaudited)

	Number of Shares		Amounts
(In thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Church & Dwight Co., Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2007	69,991	(3,748)	$69,991	$(42,624)	$121,902	$891,868	$39,128	$1,080,265	$194	$1,080,459
Net income	-	-	-	-	-	150,945	-	150,945	7	150,952
Translation adjustments	-	-	-	-	-	-	(12,580)	(12,580)	(2)	(12,582)
Interest rate agreements
(net of taxes)	-	-	-	-	-	-	57	57	-	57
Cash dividends	-	-	-	-	-	(16,811)	-	(16,811)	-	(16,811)
Stock based compensation expense
and stock option plan
transactions (including related
tax benefit)	-	503	-	4,647	21,239	-	-	25,886	-	25,886
Convertible bond redemption	3,223	-	3,223	-	96,662	-	-	99,885	-	99,885
Directors' deferred compensation
plan	-	-	-	-	6,605	-	-	6,605	-	6,605
Other stock issuances	-	12	-	109	710	-	-	819	-	819
September 26, 2008	73,214	(3,233)	$73,214	$(37,868)	$247,118	$1,026,002	$26,605	$1,335,071	$199	$1,335,270
December 31, 2008	73,214	(3,141)	$73,214	$(37,304)	$252,129	$1,063,928	$(20,454)	$1,331,513	$192	$1,331,705
Net income	-	-	-	-	-	190,753	-	190,753	4	190,757
Translation adjustments	-	-	-	-	-	-	25,426	25,426	7	25,433
Derivative agreements,
net of tax benefits of $259	-	-	-	-	-	-	239	239	-	239
Defined benefit plans,
net of taxes of $37	-	-	-	-	-	-	(94)	(94)	-	(94)
Cash dividends	-	-	-	-	-	(22,476)	-	(22,476)	-	(22,476)
Stock purchases	-	(7)	-	(389)	-	-	-	(389)	-	(389)
Stock based compensation expense
and stock option plan
transactions, including related
income tax benefits of $2,382	-	242	-	2,386	16,061	-	-	18,447	-	18,447
Other stock issuances	-	13	-	138	583	-	-	721	-	721
September 25, 2009	73,214	(2,893)	$73,214	$(35,169)	$268,773	$1,232,205	$5,117	$1,544,140	$203	$1,544,343

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The condensed consolidated balance sheets as of September 25, 2009 and December 31, 2008, the condensed consolidated statements of income for the three months and nine months ended September 25, 2009 and September 26, 2008, the condensed consolidated statements of cash flow and the condensed consolidated statements of stockholders’ equity for the nine months ended September 25, 2009 and September 26, 2008 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 25, 2009 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the periods ended September 25, 2009 are not necessarily indicative of the operating results for the full year.

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

The Company incurred research and development expenses in the third quarter of 2009 and 2008 of $12.6 million and $12.7 million, respectively. The Company incurred research and development expenses in the first nine months of 2009 and 2008 of $37.2 million and $37.4 million, respectively. These expenses are included in selling, general and administrative expenses.

2.	Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). Topic 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. The Company adopted ASC Topic 105 in the third quarter of 2009 and, accordingly, updated GAAP references are to the Codification. The Codification is not intended to change or alter existing GAAP and adoption of the Codification had no impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued ASC Subtopic 855-10, Subsequent Events: Overall (formerly SFAS No. 165, Subsequent Events), which provides general standards of accounting for and disclosure of subsequent events. ASC Subtopic 855-10 clarifies that public companies must evaluate, as of each reporting period (i.e. interim and annual), events or transactions that occur after the balance sheet date through the date that the financial statements are issued. It also requires public companies to disclose the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. ASC Subtopic 855-10 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC Subtopic 855-10 in the second quarter of 2009 (see Note 20).

In April 2009, the FASB amended FASB ASC Subtopic 825-10, Financial Instruments: Overall (formerly FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments). ASC Subtopic 825-10, as so amended, requires quarterly disclosure of information about the fair value of financial instruments within the scope of ASC Subtopic 825-10. The Company adopted ASC Subtopic 825-10 effective as of the second quarter of 2009. See Note 7 for disclosures relating to the fair value of financial instruments.

3.	Inventories consist of the following:

(In thousands)	September 25, 2009	December 31, 2008
Raw materials and supplies	$58,781	$52,850
Work in process	10,487	9,147
Finished goods	158,039	136,896
Total	$227,307	$198,893

4.	Property, Plant and Equipment (“PP&E”) consist of the following:

(In thousands)	September 25, 2009	December 31, 2008
Land	$25,934	$25,659
Buildings and improvements	149,107	143,590
Machinery and equipment	440,203	421,012
Office equipment and other assets	39,525	41,169
Software	41,636	36,729
Mineral rights	1,475	1,146
Construction in progress	141,254	60,949
	839,134	730,254
Less accumulated depreciation and amortization	397,452	345,735
Net Property, Plant and Equipment	$441,682	$384,519

	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Depreciation and amortization on PP&E	$14,161	$13,030	$43,473	$33,432
Interest charges capitalized (in constuction in progress)	$862	$205	$1,962	$461

During the second quarter of 2008, the Company announced it will be closing its North Brunswick, New Jersey facility in 2009 and, accordingly, has been recording accelerated depreciation charges on those facilities in the Consumer Domestic Segment. The accelerated depreciation charges of $4.5 million and $3.5 million in the third quarter of 2009 and 2008 respectively, and $13.5 million and $4.6 million for the nine months ended September 25, 2009 and September 26, 2008 respectively (see Note 17), are included in cost of sales.

During the third quarter of 2009, the Company recorded a plant asset impairment charge of approximately $4.0 million, representing the carrying value of the related assets associated with one of its international subsidiaries. The Company measured the impairment charge using the discounted cash flow method. This subsidiary manufactures some products that compete with imports priced in U.S. dollars. As the dollar has weakened, it has been necessary to lower prices in the local currency to stay competitive, leading to negative cash flows, which is the key input under the discounted cash flow method.  The charge is included in cost of sales in the Specialty Products Division segment income statement. The Company's fair value measurement input is considered a Level 3, nonrecurring measurement under ASC Subtopic 820-10, Fair Value Measurements and Disclosures: Overall (formerly SFAS No. 157, Fair Value Measurements).

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Weighted average common shares outstanding - basic	70,419	68,400	70,332	67,106
Dilutive effect of stock options	1,205	1,274	1,111	1,259
Dilutive effect of convertible debt(1)	-	1,597	-	2,680
Weighted average common shares outstanding - diluted	71,624	71,271	71,443	71,045
Antidilutive stock options outstanding	842	532	1,090	897

(1)All but a nominal portion of the Company's outstanding convertible debentures were converted into common stock in the third quarter of 2008.

6.	Stock-Based Compensation

A summary of option activity during the nine months ended September 25, 2009 is as follows:

	Options (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	4,258	$35.42
Granted	704	54.04
Exercised	(242)	20.66
Cancelled	(36)	48.94
Outstanding at September 25, 2009	4,684	$38.85	6.3	$79,144
Exercisable at September 25, 2009	2,733	$28.78	4.6	$73,664

	Three Months Ended		Nine Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Intrinsic Value of Stock Options Exercised (in millions)	$1.9	$7.0	$7.9	$18.2
Stock Compensation Expense Related to Stock Option Awards (in millions)	$1.6	$2.5	$10.3	$8.9
Issued Stock Options (in thousands)	9	2	704	667
Weighted Average Fair Value of Stock Options issued (per share)	$15.44	$18.75	$14.83	$16.59
Fair Value of Stock Options Issued (in millions)	$0.1	$-	$10.4	$11.1
Assumptions Used:
Risk-free interest rate	3.3%	3.8%	3.2%	3.7%
Expected life in Years	6.3	6.8	6.4	6.6
Expected volatility	21.7%	22.9%	21.9%	22.5%
Dividend Yield	0.6%	0.6%	0.7%	0.6%

The average fair value is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument. Stock compensation expense related to restricted stock awards was $0.1 million and $0.4 million for the three and nine months ended September 25, 2009, respectively. This expense amounted to $0.1 million and $0.4 million respectively, for the same periods of 2008.

7.	Fair Value of Certain Instruments

ASC Subtopic 820-10, Fair Value Measurements and Disclosures: Overall (formerly SFAS No. 157, Fair Value Measurements) establishes a hierarchy that prioritizes the inputs (generally, assumptions that market participants would use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs, as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the carrying amounts and fair values of certain assets and liabilities:

	September 25, 2009	December 31, 2008
(In thousands)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
Assets
Equity Derivatives	$727	$-
Foreign exchange contracts	-	353
Diesel fuel contract	204	-
	$931	$353
Liabilities
Equity Derivatives	$67	$95
Foreign exchange contracts	756	-
Interest rate collars and swaps	6,491	7,862
Diesel fuel contract	1,444	4,541
	$8,758	$12,498

The fair value of the equity derivatives is based on the quoted market prices of the Company stock at the end of each reporting period.

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

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 25, 2009 and December 31, 2008. ASC Subtopic 825-10, Financial Instruments: Overall defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

	September 25, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$1,388	$1,388	$1,324	$1,324
Long-term note receivable	954	946	2,342	2,450
Financial Liabilities:
Short-term borrowings	33,593	33,593	3,248	3,248
Current portion of long-term debt	143,911	138,227	71,491	66,708
6% Senior subordinated note debt	250,000	255,625	250,000	240,250
Long-term bank debt	408,043	382,777	531,402	495,849

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Condensed Consolidated Balance Sheets:

Note Receivable

The fair value of the note receivable reflects what management believes is the appropriate interest factor at September 25, 2009 and December 31, 2008, respectively, based on similar risks in the market.

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

On January 1, 2009, the Company adopted amendments to ASC Subtopic 815-10, Derivatives and Hedging: Overall (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities).  ASC Subtopic 815-10, as so amended, requires enhanced disclosure of derivatives and hedging activities on an interim and annual basis. The guidance seeks to improve the transparency of financial reporting through enhanced disclosures on: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria articulated in ASC Subtopic 815-20, Derivatives and Hedging: Hedging – General (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) determines how the change in fair value of the derivative instrument will be reflected in the Condensed Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the cash flows or fair value of the hedged interest rate, commodity price, foreign exchange rate or other variable, and the documentation standards of ASC Subtopic 815-20 are fulfilled at the time the Company enters into the derivative contract. A hedge is designated as a cash flow hedge, fair value hedge, or a net investment in foreign operations hedge based on the type of exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. Changes in fair value, for the effective portion of qualifying hedges, are recorded in other comprehensive income (“OCI”). The derivative’s gain or loss is released from OCI to match the timing of the hedged underlying’s cash flows effect on earnings.

The Company reviews the effectiveness of its hedging instruments on a quarterly basis. If the Company determines that a derivative instrument is no longer highly effective, it recognizes in current period earnings the hedge ineffectiveness and discontinues hedge accounting with respect to the derivative instrument. Changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting are recognized in current period earnings. Upon termination of cash flow hedges, the Company reclassifies gains and losses from other comprehensive income based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require immediate recognition in earnings of gains and losses previously recorded in other comprehensive income.

During the nine months of 2009, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments under ASC Subtopic 815-20, as indicated below.

Derivatives Designated as Hedging Instruments Under ASC Subtopic 815-20

Cash Flow Hedges

The Company entered into two cash flow hedge zero cost collar agreements, each covering a notional amount of $100.0 million, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. The hedge agreements have terms of five and three years, respectively, each with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to interest expense of $1.5 million in the third quarter of 2009 and $3.7 million for the nine months ended September 25, 2009 with respect to these hedge agreements. The Company estimates it will recognize approximately $1.8 million in interest expense under the hedge agreements in the fourth quarter of 2009. Changes in the fair value of cash flow hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

In addition, the Company entered into interest rate swap hedge agreements covering a notional amount of $150.0 million, effective as of June 26, 2009, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. These cash flow hedge agreements have terms of two years and a fixed rate of 1.38%. Changes in the fair value of cash flow hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales or purchases denominated in the U.S. Dollar, Canadian dollar, British pound and Euro. During the fourth quarter of 2008 and the first nine months of 2009, the Company’s Canadian subsidiary entered into forward exchange contracts to protect the Company from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows. The last of the contracts expire by the end of August 2010. The face value of the unexpired contracts as of September 25, 2009 totaled U.S. $19.5 million. The contracts qualified as foreign currency cash flow hedges, and, therefore, changes in the fair value through the end of the third quarter of 2009 were marked to market and recorded as Other Comprehensive Income (Loss). The changes in fair values are summarized in the tables below for each reported period.

Derivatives not Designated as Hedging Instruments Under ASC Subtopic 815-20

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. In July 2008 and April 2009, in response to increasing fuel prices and a concomitant increase in mileage surcharges, the Company entered into agreements with two financial counterparties to hedge approximately 34% of its notional diesel fuel requirements for 2009 and approximately 13% of its 2010 requirements. The Company uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. The hedge agreements are designed to add stability to the Company’s product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.

Because the diesel hedge agreements do not qualify for hedge accounting under ASC Subtopic 815-20, Derivatives and Hedging: Hedging - General (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), the Company is required to mark the agreements to market throughout the life of the agreements and record changes in fair value in the consolidated statement of income. The loss recorded, net of deferred taxes, as a result of changes in the fair value of the diesel fuel hedge agreements, was immaterial for the nine months ended September 25, 2009. If future diesel prices were to change by $0.10 per gallon, the impact on the 2009 financial statements due to the change in fair value of the hedge agreements would be approximately $0.3 million.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in the liability to plan participants, as a result of changes in quoted fair values, with respect to contributions designated by the participants for notional investments in Company stock under the Company’s deferred compensation plan.  The contracts are settled in cash.

The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on our Condensed Consolidated Statements of Income and on comprehensive income:

(In millions)	Balance Sheet Location	Fair Value at September 25, 2009	Fair Value at December 31, 2008
Derivatives designated as hedging
instruments under ASC Subtopic 815-20
Liability Derivatives
Interest rate collars and swaps	Accounts payable and accrued expenses	$0.9	$-
Interest rate collars and swaps	Deferred and other long-term liabilities	5.6	7.9
Foreign exchange contracts	Accounts payable and accrued expenses	0.8	0.4
Total liabilities		$7.3	$8.3
Derivatives not designated as hedging
instruments under ASC Subtopic 815-20
Asset Derivatives
Diesel fuel contract	Other current assets	$0.2	$-
Equity derivatives	Accounts receivable	0.7	-
Total assets		$0.9	$-
Liability Derivatives
Equity derivatives	Accounts payable and accrued expenses	$-	$0.1
Diesel fuel contract	Accounts payable and accrued expenses	1.4	4.5
Total liabilities		$1.4	$4.6

(In millions)	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income Three Months Ended September 25, 2009	Amount of Gain (Loss) Recognized in Income Three Months Ended September 26, 2008
Derivatives not designated as hedging
instruments under ASC Subtopic 815-20
Equity derivatives	Selling, general and administrative expenses	$0.1	$0.9
Diesel fuel contracts	Cost of sales	(0.7)	(3.2)
Total loss recognized in income		$(0.6)	$(2.3)

(In millions)		Amount of Gain (Loss) Recognized in OCI from Derivatives Three Months Ended September 25, 2009	Amount of Gain (Loss) Recognized in OCI from Derivatives Three Months Ended September 26, 2008
Derivatives in ASC Subtopic 815-20 cash
flow hedging relationship
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	$(0.4)	$-
Interest rate swap (net of taxes)	Other comprehensive income (loss)	(0.5)	-
Interest rate collars (net of taxes)	Other comprehensive income (loss)	0.3	0.1
Total gain (loss) recognized in OCI		$(0.6)	$0.1

(In millions)	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income Nine Months Ended September 25, 2009	Amount of Gain (Loss) Recognized in Income Nine Months Ended September 26, 2008
Derivatives not designated as hedging
instruments under ASC Subtopic 815-20
Equity derivatives	Selling, general and administrative expenses	$0.3	$1.2
Diesel fuel contracts	Cost of sales	-	1.7
Total gain recognized in income		$0.3	$2.9

(In millions)		Amount of Gain (Loss) Recognized in OCI from Derivatives Nine Months Ended September 25, 2009	Amount of Gain (Loss) Recognized in OCI from Derivatives Nine Months Ended September 26, 2008
Derivatives in ASC Subtopic 815-20 cash
flow hedging relationship
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	$(0.6)	$-
Interest rate swap (net of taxes)	Other comprehensive income (loss)	(0.4)	-
Interest rate collars (net of taxes)	Other comprehensive income (loss)	1.3	0.1
Total gain recognized in OCI		$0.3	$0.1

The amount of gain (loss) reclassified from other comprehensive income for derivative income was immaterial for the nine months ended September 25, 2009 and September 26, 2008.

9.	Acquisitions

On July 7, 2008, the Company purchased substantially all of the assets and certain liabilities of Del Pharmaceuticals, Inc. from Coty, Inc. (the “Orajel Acquisition”) for cash consideration of $383.4 million including fees. Products acquired from Del Pharmaceuticals, Inc. include the Orajel brand of oral analgesics and various other over-the-counter brands. The Company paid for the acquisition with proceeds of $250.0 million in additional bank debt and with available cash. The Company finalized its purchase price allocation relating to the Orajel Acquisition in the second quarter of 2009.

10.	Goodwill and Other Intangible Assets

The following table provides information related to the carrying value of all intangible assets excluding goodwill:

	September 25, 2009			December 31, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$117,623	$(44,665)	$72,958	$115,976	$(38,648)	$77,328
Customer Relationships	241,640	(33,915)	207,725	241,640	(24,045)	217,595
Patents/Formulas	27,370	(17,379)	9,991	27,220	(14,977)	12,243
Non Compete Agreement	1,143	(891)	252	1,143	(807)	336
Total	$387,776	$(96,850)	$290,926	$385,979	$(78,477)	$307,502
Indefinite lived intangible assets - Carrying value
Tradenames	$507,615			$502,671

Intangible amortization expense amounted to $6.1 million for the third quarter of 2009, and $6.1 million for the same period of 2008. Intangible amortization expense amounted to $18.2 million for the first nine months of 2009 and $15.7 million for the same period of 2008. The increase for the first nine months of 2009 principally reflects customer relationships amortization related to the Orajel Acquisition. The Company estimates that intangible amortization expense will be approximately $23.0 million in each of the next five years.

The changes in the carrying amount of goodwill for the nine months ended September 25, 2009 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2008	$788,516	$36,486	$20,228	$845,230
Adjustments to the Orajel Acquisition purchase price allocation(1)	(3,815)	-	-	(3,815)
Additional contingent consideration	498	-	-	498
Other	(818)	-	-	(818)
Balance September 25, 2009	$784,381	$36,486	$20,228	$841,095
(1)The adjustments to the Orajel Acquisition purchase price allocation relate to the finalization of certain liabilities.

The Company performed its annual goodwill impairment test as of April 1, 2009, and no adjustments were required.

11.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:
(In thousands)	September 25, 2009	December 31, 2008
Short-term borrowings
Securitization of accounts receivable due in February 2010	$30,000	$1,000
Various debt due to international banks	3,593	2,248
Total short-term borrowings	$33,593	$3,248
Long-term debt
Term Loan facility	$551,954	$602,893
6% Senior subordinated notes due December 22, 2012	250,000	250,000
Total long-term debt	801,954	852,893
Less: current maturities	143,911	71,491
Net long-term debt	$658,043	$781,402

The long-term debt principal payments required to be made are as follows:

(In thousands)
Due by September 2010	$143,911
Due by September 2011	145,827
Due by September 2012	262,216
Due by December 2012	250,000
$801,954

During the first nine months of 2009, the Company increased the borrowings under its accounts receivable securitization facility by a net amount of $29.0 million. In the first nine months of 2009, the Company repaid approximately $50.9 million of its Term Loan.

12.	Comprehensive Income

The following table provides information relating to the Company’s accumulated other comprehensive loss:

(In thousands)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2008	$(7,173)	$(8,567)	$(4,714)	$(20,454)
Comprehensive income changes during
the nine months ended (net of taxes of $222)	25,426	(94)	239	25,571
Balance September 25, 2009	$18,253	$(8,661)	$(4,475)	$5,117

The following table provides information related to the Company’s comprehensive income for the three and nine months ended September 25, 2009 and September 26, 2008:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
(In thousands)	2009	2008	2009	2008
Net Income	$70,028	$48,989	$190,753	$150,945
Other Comprehensive Income, Net of Tax:
Foreign Exchange Translation Adjustments	6,096	(17,711)	25,426	(12,580)
Derivative Agreements	(674)	170	239	57
Defined Benefit Plan Adjustments	(85)	-	(94)	-
Comprehensive Income attributable to Church & Dwight Co., Inc.	75,365	31,448	216,324	138,422
Comprehensive Income attributable to the noncontrolling interest	1	(4)	11	5
Comprehensive Income	$75,366	$31,444	$216,335	$138,427

13. Pension and Postretirement Plans

The following table provides information regarding the net periodic benefit cost for the Company’s pension and postretirement plans for the three and nine months ended September 25, 2009 and September 26, 2008:

	Pension Costs		Pension Costs
	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
(In thousands)	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$334	$570	$1,107	$2,003
Interest cost	1,558	1,694	4,820	5,539
Expected return on plan assets	(1,502)	(1,922)	(4,463)	(6,249)
Amortization of prior service cost	-	4	-	11
Recognized actuarial (gain) or loss	395	(7)	1,073	(25)
Net periodic benefit cost	$785	$339	$2,537	$1,279

	Postretirement Costs		Postretirement Costs
	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
(In thousands)	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$57	$184	$220	$554
Interest cost	293	365	924	1,094
Amortization of prior service cost	14	11	44	34
Recognized actuarial (gain) or loss	1	-	4	-
Net periodic benefit cost	$365	$560	$1,192	$1,682

The Company made cash contributions of approximately $5.7 million to its pension plans during the first nine months of 2009. The Company does not anticipate that it will be required to make any significant cash contributions to its pension plans in the fourth quarter of 2009.

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

c.
As of September 25, 2009, the Company had commitments to acquire approximately $112.4 million of raw material, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

d.
The Company has $3.3 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency. In addition, the Company guarantees the payment of rent on a leased facility in Spain. The lease expires in November 2012, and the accumulated monthly payments from September 25, 2009 through the remainder of the lease term will amount to approximately $2.5 million. Approximately two thirds of the rental space is subleased to a third party.

e.
In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition. The Company made cash payments of $0.6 million, and accrued a payment of $0.2 million in the first nine months of 2009. The payment and accrual were accounted for as additional purchase price. The Company has paid approximately $9.6 million, exclusive of the $0.2 million accrual, in additional performance-based payments since the acquisition.

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

The following summarizes the balances and transactions between the Company and each of two 50% owned entities, Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”):

	Armand		ArmaKleen
	Nine Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
(In millions)	2009	2008	2009	2008
Purchases by Company	$8.1	$9.8	$-	$-
Sales by Company	$-	$-	$3.6	$3.9
Outstanding Accounts Receivable	$-	$-	$0.5	$0.7
Outstanding Accounts Payable	$0.5	$0.1	$-	$-
Administration & Management Oversight Services (1)	$1.2	$1.2	$2.0	$2.0

(1) Billed by Company and recorded as a reduction of selling, general and administrative expenses.

16.	Sale of Subsidiaries and Assets Held for Sale

In the fourth quarter of 2008, the Company made available for sale certain non core personal care product lines acquired in the Orajel Acquisition. The results of these product lines were included in both the Consumer Domestic and Consumer International Segments. In June 2009, the Company sold these product lines for approximately $30 million, net of fees, which approximated the book value of related assets.

On August 29, 2008, the Company sold its Consumer International subsidiary in Spain for $6.0 million. The transaction resulted in a pretax charge of $3.5 million, which has been recorded in selling, general and administrative expenses for the Consumer International Segment. As a result of the sale, a $4.0 million tax benefit also was recorded as a reduction to tax expense.

On February 29, 2008, the Company sold its wholly-owned British subsidiary, Brotherton Speciality Products Ltd. (“Brotherton”), for $11.2 million, net of fees. The sale resulted in a pretax gain of $3.0 million, which was recorded as a reduction of selling, general and administrative (“SG&A”) expenses in the Specialty Products Division segment.

17.	Plant Shutdown

On June 5, 2008, the Company announced plans to construct a new laundry detergent manufacturing plant and distribution center in York County, Pennsylvania and to close its existing laundry detergent manufacturing and distribution facility in North Brunswick, New Jersey. The Company anticipates that capital expenditures in connection with construction of the new facility, which began production of certain products in September 2009 and is expected to be fully operational by the end of 2009, will be approximately $142 million, cash expenditures relating to the closing of the North Brunswick facilities will be approximately $11 million (see below for further details), and cash transition expenses in the new facility will be approximately $6 million. To build the plant and distribution center, the Company spent approximately $51 million in 2008, and approximately $68 million in the first nine months of 2009, and anticipates spending an additional $23 million during the remainder of 2009. The transition costs for the York facility will be incurred principally in 2009. The costs will be funded using the Company’s existing credit facilities and available cash.

The Company plans to provide severance and transition benefits to approximately 260 affected employees at the North Brunswick complex, as well as consideration for employment opportunities at other Company operations.

The Company expects to incur the following cash and non–cash costs relating to the closing of the North Brunswick complex, which have been, or will be, included in cost of sales for the Consumer Domestic segment:

Cash Costs
Severance - $3.8 million
Exit and disposal costs - $7.2 million

Non Cash Costs
Accelerated Depreciation - $24.6 million

The severance costs are being recognized ratably over the employees’ respective service requirements. In 2008, the Company accrued $1.9 million for severance costs. In the first nine months of 2009, the Company accrued an additional $1.6 million for severance costs, increasing the total accrual to $3.5 million as of September 25, 2009. To date, no severance payments have been made. The majority of the $3.8 million in severance payments will be made in 2010. The exit and disposal costs include asset disposition and lease related costs. The Company anticipates it will incur approximately $4 million in exit and disposal costs in 2009 and the balance of the exit and disposal costs in 2010.  To date, $0.3 million has been paid for exit and disposal costs.

Accelerated depreciation charges are being recognized ratably over the remaining life of the North Brunswick complex. The Company recorded a charge of $8.1 million related to accelerated depreciation in 2008 and $13.5 million in the first nine months of 2009.

18.	Litigation Settlement

In April 2005, the Company filed suit against Abbott Laboratories, Inc. (“Abbott”) in the United States District Court for the District of New Jersey claiming infringement of certain patents resulting from Abbott’s manufacture and sale of its Fact Plus pregnancy diagnostic test kits. Following a trial in February 2008, the jury found that the Company’s patents were valid and willfully infringed by Abbott during the period from April 1999 through September 2003 and awarded damages to the Company in the amount of $14.6 million. On June 23, 2008, the District Court issued an opinion finding that Abbott’s conduct had been willful and doubled the damages awarded to the Company to $29.2 million, and on July 23, 2009 the District Court issued an opinion adding prejudgment interest in the sum of $8.8 million and costs of $51 thousand to the judgment, bringing the total judgment to over $38 million. Abbott filed an appeal.  In a separate action commenced in July 2007, Abbott sued the Company in the United States District Court for the Northern District of Illinois for infringement of certain patents for which Abbott was an exclusive licensee. In July 2009, the Company filed a motion for summary judgment in the Illinois action. If the Company’s motion was not granted, trial of the Illinois action was scheduled for November 2009. On September 17, 2009, the Company and Abbott agreed to settle the litigation.  As part of the settlement, Abbott agreed to pay $27 million to the Company. Abbott paid this amount to the Company on October 2, 2009, after which the New Jersey and Illinois actions were both dismissed with prejudice. The Company recognized a gain, net of legal expenses, of $20.0 million as of September 2009, which is reflected in the results of the Consumer Domestic segment.

19.	Segment Information

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

The Corporate segment income consists of equity in earnings of affiliates. The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of September 25, 2009. The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested in the first quarter of 2008 as part of the sale of Brotherton. The Company’s equity in earnings of Armand and ArmaKleen for the three and nine months ended September 25, 2009 and September 26, 2008, and Esseco for the two months ended February 29, 2008 (prior to the sale of Brotherton) is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before income taxes for the three and nine months ended September 25, 2009 and September 26, 2008 were as follows:

	Consumer	Consumer
(In thousands)	Domestic	International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2009	$481,706	$104,017	$60,434	$-	$646,157
Third Quarter 2008	444,750	112,566	73,356	-	630,672
First Nine Months of 2009	$1,387,919	$281,550	$180,674	$-	$1,850,143
First Nine Months of 2008	1,239,086	325,069	213,343	-	1,777,498
Income (Loss) Before Income Taxes(2)
Third Quarter 2009	$101,587	$8,949	$(571)	$2,702	$112,667
Third Quarter 2008	59,109	7,713	5,375	2,443	74,640
First Nine Months of 2009	$256,426	$28,369	$12,949	$9,400	$307,144
First Nine Months of 2008	183,035	26,455	21,033	6,975	237,498

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $0.7 million and $1.0 million for the quarters ended September 25, 2009 and September 26, 2008, respectively, and $2.4 million and $4.5 million for the nine months ended September 25, 2009 and September 26, 2008, respectively.

(2)	In determining Income Before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

The following table sets forth product line revenues from external customers for the three and nine months ended September 25, 2009 and September 26, 2008:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
(In thousands)	2009	2008	2009	2008
Household Products	$312,194	$278,585	$890,548	$787,933
Personal Care Products	169,512	166,165	497,370	451,153
Total Consumer Domestic	481,707	444,750	1,387,919	1,239,086
Total Consumer International	104,017	112,566	281,550	325,069
Total SPD	60,434	73,356	180,674	213,343
Total Consolidated Net Sales	$646,157	$630,672	$1,850,143	$1,777,498

Household Products include deodorizing and cleaning products and laundry products. Personal Care Products include condoms, pregnancy kits, oral care and skin care products.

20.	Subsequent Events

The Company evaluated events that occurred after the balance sheet date through November 3, 2009, the date when the financial statements were issued, and  no subsequent events that met recognition or disclosure criteria were identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated Results

Net Sales

Net Sales for the quarter ended September 25, 2009 were $646.2 million, an increase of $15.5 million or 2.5% above last year’s third quarter. The increase is primarily due to higher unit volumes, particularly in the Consumer Domestic segment, and higher prices. The increase was offset partially by the reduction in sales resulting from the second quarter 2009 divestiture of certain non core personal care product lines acquired in connection with the Company’s July 2008 acquisition of substantially all of the assets of Del Laboratories, Inc. from Coty, Inc. (the “Orajel Acquisition”) and the third quarter 2008 divestiture of the Company’s consumer products subsidiary in Spain.  Foreign exchange rate fluctuations reduced third quarter 2009 sales by 2.1%.

Net Sales for the nine months ended September 25, 2009 were $1,850.1 million, $72.6 million or 4.1% above the comparable nine month period of 2008. Of the increase, approximately 3% is due to sales of products acquired in connection with the Orajel Acquisition, and the balance of the increase in net sales is due primarily to higher prices, improved sales mix and higher unit volumes. These factors were offset in part by the reduction in sales resulting from the divestiture in the first quarter of 2008 of Brotherton Speciality Products Ltd. (“Brotherton”), a former United Kingdom subsidiary that was included in the Company’s Specialty Products Division, the second quarter 2009 divestiture of certain non core product lines acquired in the Orajel Acquisition and the third quarter 2008 divestiture of the Company’s consumer products subsidiary in Spain. Foreign exchange rate fluctuations reduced sales for the first nine months of 2009 by 3.4%.

Operating Costs

The Company’s gross profit was $284.9 million for the quarter ended September 25, 2009, a $33.8 million increase as compared to the same period in 2008. Gross margin increased 430 basis points to 44.1% in the third quarter of 2009 as compared to 39.8% in the same quarter of 2008. The increase in gross margin reflects lower commodity costs, the impact of price increases instituted in 2008 and the benefits of cost reduction programs. The gross profit increase was partially offset by an asset impairment charge of $4.0 million at an international subsidiary in the third quarter of 2009, increased costs related to the planned closing of the Company’s North Brunswick, NJ manufacturing and warehousing facility, and the impact of foreign exchange rate fluctuations. For the nine month period ended September 25, 2009, gross profit increased $98.1 million to $815.8 million. Gross margin increased 370 basis points to 44.1% in the first nine months of 2009 as compared to 40.4% in the same period last year. The factors causing the increase in the gross margin percentage for the nine months ended September 25, 2009 are the same as those applicable to the third quarter 2009 gross margin percentage increase.

Marketing expenses were $100.2 million in the third quarter of 2009, an increase of $20.5 million as compared to the same period in 2008. Marketing expense as a percentage of net sales increased 290 basis points to 15.5% in the third quarter as compared to 12.6% in the same period last year. The increased marketing spending included expenditures in support of ARM & HAMMER liquid laundry detergent, OXICLEAN powder and liquid laundry additives, TROJAN condoms and SPINBRUSH battery-operated toothbrushes. Marketing expenses for the first nine months of 2009 were $260.3 million, an increase of $47.9 million as compared to the same period in 2008. The factors causing the increase in marketing expense for the nine months ended September 25, 2009 include those applicable to third quarter 2009 marketing expenses as well as expenditures for products acquired in the Orajel Acquisition.

Selling, general and administrative expenses (“SG&A”) were $86.8 million in the third quarter of 2009, an increase of $1.0 million as compared to the same period in 2008. The increase in SG&A in 2009 reflects increases in compensation costs and information systems costs partially offset by lower international costs due to foreign exchange rate fluctuations. In addition, third quarter 2008 SG&A reflected charges related to the divestiture of the Spain subsidiary. SG&A expenses for the first nine months of 2009 were $253.9 million, an increase of $8.9 million over the same period in 2008. The increase is primarily due to the items noted above, as well as higher amortization and operating costs related to the Orajel Acquisition for the first six months of 2009. Included in 2008 is the $3.0 million gain on the 2008 divestiture of Brotherton and the 2008 asset impairment charges of $5.4 million.

The condensed consolidated statement of income for the third quarter of 2009 reflects the $20.0 million gain, net of legal expenses, recognized by the Company in connection with the settlement of its litigation against Abbott Laboratories (see Note 18 to the condensed consolidated financial statements included in this report for further information).

Other Income and Expense

Other income was approximately $0.4 million in the third quarter of 2009 as compared to other expense of $2.9 million in the same period of 2008. Other income was approximately $1.7 million in the first nine months of 2009 as compared to other expense of $0.6 million in the same period of 2008. The changes primarily reflect foreign exchange gains and losses.

Interest expense for the three and nine month periods ended September 25, 2009 decreased $3.0 million and $8.1 million respectively, compared to the same period in 2008. The decline was due to lower interest rates and average debt outstanding compared to the prior year.

Investment income in the three and nine month periods ended September 25, 2009 decreased $0.8 million and $4.5 million respectively, as compared to the same period in 2008, due to lower interest rates, despite a higher average cash balance for investment.

Taxation

The effective tax rate for the third quarter and first nine months of 2009 was 37.8% and 37.9 % respectively, as compared to 34.4% and 36.4% for the same periods last year. The 2008 tax rates reflected a third quarter tax benefit of $4.0 million related to the divestiture of the subsidiary in Spain.

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

The Corporate segment income consists of equity in earnings of affiliates. The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of September 25, 2009. The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested in the first quarter of 2008 as part of the sale of Brotherton. The Company’s equity in earnings of Armand and ArmaKleen for the three and nine months ended September 25, 2009 and September 26, 2008, and Esseco for the two months ended February 29, 2008 (prior to the sale of Brotherton), is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before income taxes for the three and nine months ended September 25, 2009 and September 26, 2008 were as follows:

	Consumer	Consumer
(In thousands)	Domestic	International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2009	$481,706	$104,017	$60,434	$-	$646,157
Third Quarter 2008	444,750	112,566	73,356	-	630,672
First Nine Months of 2009	$1,387,919	$281,550	$180,674	$-	$1,850,143
First Nine Months of 2008	1,239,086	325,069	213,343	-	1,777,498
Income (Loss) Before Income Taxes(2)
Third Quarter 2009	$101,587	$8,949	$(571)	$2,702	$112,667
Third Quarter 2008	59,109	7,713	5,375	2,443	74,640
First Nine Months of 2009	$256,426	$28,369	$12,949	$9,400	$307,144
First Nine Months of 2008	183,035	26,455	21,033	6,975	237,498

(1) Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $0.7 million and $1.0 million for the quarters ended September 25, 2009 and September 26, 2008, respectively, and $2.4 million and $4.5 million for the nine months ended September 25, 2009 and September 26, 2008, respectively.

(2) In determining Income Before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line revenues for external customers for the three and nine months ended September 25, 2009 and September 26, 2008, were as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
(In thousands)	2009	2008	2009	2008
Household Products	$312,194	$278,585	$890,548	$787,933
Personal Care Products	169,512	166,165	497,370	451,153
Total Consumer Domestic	481,707	444,750	1,387,919	1,239,086
Total Consumer International	104,017	112,566	281,550	325,069
Total SPD	60,434	73,356	180,674	213,343
Total Consolidated Net Sales	$646,157	$630,672	$1,850,143	$1,777,498

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2009 were $481.7 million, an increase of $37.0 million or 8.3% as compared to 2008 third quarter sales of $444.8 million. The increase is primarily attributable to higher unit volumes. At a product line level, sales of XTRA liquid laundry detergent, ARM & HAMMER liquid laundry detergent, ARM & HAMMER SUPER SCOOP, TROJAN condoms, OXICLEAN laundry additive, SPINBRUSH battery-operated toothbrushes, ORAJEL oral analgesics and FIRST RESPONSE pregnancy test kits, were all higher than in the third quarter of 2008. Consumer Domestic net sales benefited from the October 2008 price increase on liquid laundry detergents, toothpaste and battery-operated toothbrushes.

Consumer Domestic net sales for the nine months ended September 25, 2009 were $1,388.0 million, an increase of $148.8 million or approximately 12.0% compared to net sales during the first nine months of 2008. Of the increase, approximately 4% is due to sales of products acquired in connection with the Orajel Acquisition. The increase also is attributable to higher unit volumes, higher prices and improved sales mix. At a product line level, sales of XTRA liquid laundry detergent, ARM & HAMMER liquid laundry detergent, OXICLEAN laundry additive, ARM & HAMMER SUPER SCOOP cat litter and ARM & HAMMER powder laundry detergent were all higher than during the nine months ended September 26, 2008. Consumer Domestic net sales benefited from the May 2008 price increase on ARM & HAMMER powder laundry detergent and the October 2008 price increase on liquid laundry detergents, toothpaste and battery operated toothbrushes. The increased net sales were offset partially by lower sales of certain household cleaners and personal care products.

Consumer Domestic income before income taxes for the third quarter of 2009 was $101.6 million, a $42.5 million increase as compared to the third quarter of 2008, and for the nine month period ended September 25, 2009 was $256.4 million, a $73.4 million increase as compared to the first nine months of 2008. The third quarter 2009 increase is due to higher profits relating to higher net sales. The increase in income before income taxes reflects the segment’s lower commodity costs, the $20.0 million gain, net of legal expenses, recognized by the Company in connection with the settlement of its litigation against Abbott Laboratories (see Note 18 to the condensed consolidated financial statements included in this report), and lower allocated interest expense, partially offset by accelerated depreciation and other expenses associated with the Company’s planned 2009 shutdown of its North Brunswick, New Jersey facility (see Note 17 to the condensed consolidated financial statements included in this report), and increased marketing and SG&A costs. The factors causing the nine month increase in Consumer Domestic income before income tax were consistent with those described with respect to the third quarter of 2009. In addition, the results for the first nine months of 2009 also reflect the incremental effect of the Orajel acquisition, which occurred in the third quarter of 2008.

Consumer International

Consumer International net sales were $104.0 million in the third quarter of 2009, a decrease of $8.6 million or 7.6% as compared to the third quarter of 2008. This decrease reflects the approximately 11% impact of unfavorable foreign exchange rate changes and the approximately 3% impact of the divestiture of the subsidiary in Spain at the end of the third quarter of 2008, partially offset by sales increases which occurred primarily in Canada, the United Kingdom and Australia.

Consumer International net sales in the first nine months of 2009 were $281.6 million, a decrease of $43.5 million or 13.4% as compared to the same period in 2008. This decrease reflects the approximately 16% impact of unfavorable foreign exchange rate fluctuations, and the approximately 3% impact of the divestiture of the Spain subsidiary, offset by higher sales in Canada, Australia, the United Kingdom and Mexico, as well as increased U.S. exports.

Consumer International income before income taxes was $8.9 million in the third quarter of 2009, an increase of $1.2 million compared to the same period of 2008. This increase is due to higher income associated with higher unit volume and favorable sales mix.  In addition, Consumer International income before income taxes in the third quarter of 2008 was adversely affected by charges related to the sale of the subsidiary in Spain. These factors were partially offset by higher marketing expenses and unfavorable foreign exchange rate fluctuations. For the first nine months of 2009, Consumer International income before income taxes was $28.4 million, a $1.9 million increase as compared to the first nine months of 2008. The factors causing the increase, including offsetting factors, are consistent with those affecting third quarter results.

Specialty Products Division (SPD)

Specialty Products net sales were $60.4 million in the third quarter of 2009, a decrease of $13.0 million or 17.6% compared to the third quarter of 2008. A significant decline in U.S. milk prices weakened the dairy market resulting in lower sales volumes in the animal nutrition business. The decrease in net sales also reflects the approximately 2% impact of unfavorable foreign exchange rate fluctuations.  These factors were partially offset by higher prices of certain specialty chemical products.

Specialty Products net sales were $180.7 million for the first nine months of 2009, a decrease of $32.7 million, or 15.3% as compared to the same period of 2008. This decrease reflects the factors noted in the discussion of third quarter 2009 net sales, as well as the impact of the sale of Brotherton during the first quarter of 2008.

Specialty Products loss before income taxes was $0.6 million in the third quarter of 2009, a decrease of $5.9 million as compared to the same period in 2008.  Specialty Products income before income taxes for the first nine months of 2009 was $12.9 million, a decrease of $8.1 million as compared to the same nine month period of 2008. The decline in income in the third quarter and first nine months of 2009 reflect the asset impairment charge and environmental remediation charge at one of the Company’s international subsidiaries totaling approximately $7.0 million, and lower income due to lower volumes. The results for the nine month period of 2008 included a $3.0 million gain associated with the sale of Brotherton.

Liquidity and Capital Resources

As of September 25, 2009, the Company had $419.2 million in cash, $85.0 million available through its $115.0 million accounts receivable securitization facility, approximately $96 million available under its $100.0 million revolving credit facility and a $250.0 million accordion feature that enables the Company to increase the principal amount of its term loan. To enhance the safety of its cash resources, the Company invests its cash primarily in government agency money market funds.

The Company renewed its accounts receivable securitization facility in February 2009. This facility has been renewed annually in the past, and the Company anticipates that this facility will be renewed in February 2010. The Company believes that its ability to access the sources of cash described above has not been adversely affected by recent economic events. Therefore, the Company currently does not anticipate that the credit environment will have a material adverse effect on its ability to address its current and forecasted liquidity requirements. The Company anticipates that its cash from operations, along with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs (including the cash requirements related to construction of its new laundry detergent and warehouse facility in York County, Pennsylvania, discussed in this section under “Cash Flow Analysis - Net Cash Used in Investing Activities”), meet its mandatory debt repayment schedule and minimum pension funding requirements over the next twelve months and pay its common stock dividend at its current rate. On July 29, 2009, the Company’s Board of Directors declared an increase in the regular quarterly dividend from $0.09 to $0.14 per share, equivalent to an annual dividend of $0.56 per share.  The higher dividend raised the Company’s annualized dividend payments from $25 million to $39 million.

The current economic environment presents risks that could have adverse consequences on the Company’s liquidity. (See “Economic conditions could adversely affect our business” under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.) However, the Company does not currently anticipate that the potential adverse developments addressed in those risk factors will occur.  In addition, the Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in its principal credit facilities because the Company currently is, and anticipates that it will continue to be, in compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement. These ratios are discussed in more detail in this section under “Certain Financial Covenants.”

Net Debt

The Company had outstanding total debt of $835.5 million and cash of $419.2 million (of which approximately $49.0 million resides in foreign subsidiaries) at September 25, 2009. Total debt less cash (“net debt”) was $416.3 million at September 25, 2009. This compares to total debt of $856.1 million and cash of $198.0 million, resulting in net debt of $658.1 million at December 31, 2008.

The Company entered into two cash flow hedge zero cost collar agreements, each covering a notional amount of $100.0 million, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. The hedge agreements have terms of five and three years, respectively, each with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to interest expense of $1.5 million in the third quarter of 2009 and $3.7 million in the nine months ended September 25, 2009 with respect to the hedge agreements. The Company estimates it will recognize approximately $1.8 million in interest expense under the hedge agreements in the fourth quarter of 2009. Changes in the fair value of cash flow hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

In addition, the Company entered into interest rate swap hedge agreements covering a notional amount of $150.0 million, effective as of June 26, 2009, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. The cash flow hedge agreements have terms of two years and a fixed rate of 1.38%. Changes in the fair value of cash flow hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet. See Note 8 to the condensed consolidated financial statements included in this report for additional information regarding the Company’s cash flow hedge zero cost collar and interest rate swap agreements.

Cash Flow Analysis
	Nine Months Ended
	September 25,	September 26,
(In thousands)	2009	2008
Net cash provided by operating activities	$308,830	$222,129
Net cash (used in) investing activities	$(55,843)	$(410,920)
Net cash (used in) provided by financing activities	$(37,060)	$116,510

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first nine months of 2009 increased $86.7 million to $308.8 million as compared to the same period in 2008. The increase was primarily due to higher net income, higher deferred income taxes, higher non-cash expenses for depreciation and compensation expense, and favorable changes in working capital (exclusive of cash), offset by lower asset impairment charges and higher equity earnings from affiliates.  In addition, cash flow from operations in 2008 was reduced by the gain recorded on the sale of Brotherton (see Note 16).

For the nine months ended September 25, 2009, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable increased $9.4 million due to increased net sales.

Inventories increased $21.9 million primarily to support higher anticipated sales and a temporary increase due to the start-up of the York plant.

Other current assets reflects the $27 million receivable due from Abbott in connection with litigation settlement recorded in the third quarter of 2009. Payment was received following the end of the third quarter. See Note 18 to the condensed consolidated financial statements included in this report for further discussion of the litigation settlement.

Accounts payable and other accrued expenses increased $55.8 million primarily due to the timing of payments, and includes the accrual for legal expenses associated with the Abbott litigation settlement.

Income taxes payable increased $11.8 million due to higher tax expense associated with increased earnings and the timing of payments.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2009 was $55.8 million, reflecting $87.2 million of property, plant and equipment expenditures (including $68.0 million for the York County facility, discussed in the following paragraph), partially offset by approximately $30.1 million of proceeds received from the sale of certain personal care product lines initially acquired in the Orajel acquisition and a $1.3 million payment received on an outstanding note.

On June 5, 2008, the Company announced plans to construct a new laundry detergent manufacturing plant and distribution center in York County, Pennsylvania and to close its existing laundry detergent manufacturing and distribution facility in North Brunswick, New Jersey. The Company anticipates that capital expenditures in connection with construction of the new facility, which began production of certain products in September 2009 and is expected to be fully operational by the end of 2009, will be approximately $142 million, cash expenditures relating to the closing of the North Brunswick facilities will amount to approximately $11 million, and cash transition expenses in the new facility will be approximately $6 million. To build the plant and distribution center, the Company spent approximately $51 million in 2008 and approximately $68 million in the first nine months of 2009, and anticipates spending an additional $23 million during the remainder of 2009. The Company estimates it also will spend approximately $4 million in 2009 and $3 million in 2010 in connection with closing the North Brunswick facility. The majority of $4 million in severance payments will be made in 2010. The transition costs for the York facility will be incurred principally in 2009. The costs will be funded using the Company’s existing credit facilities and available cash. See Note 17 to the condensed consolidated financial statements included in this report for additional information.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first nine months of 2009 was $37.1 million. This reflects a net decrease in debt of $21.4 million resulting from mandatory payments on the Term Loan of $50.9 million and payments of cash dividends of $22.5 million. These cash decreases were partially offset by an increase in short term borrowings of $29.0 million associated with the Company’s accounts receivable securitization facility and by proceeds of and tax benefits from stock option exercises of $7.2 million.

Certain Financial Covenants

Adjusted EBITDA is a component of the financial covenants contained in, and is defined in, the Company’s primary credit facility. Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a specified period of time. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. The leverage ratio during the twelve months ended September 25, 2009 was 1.7, which is below the maximum of 3.25 permitted under the credit facility, and the interest coverage ratio for the twelve months ending September 25, 2009 was 12.7, which is above the minimum of 3.0 permitted under the credit facility. The Company’s obligations under the credit facility are secured by the assets of the Company.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board ("FASB") amended Financial Accounting Standards Codification ("ASC") Subtopic 715-20, Compensation - Retirement Benefits: Defined Benefit Plans - General (formerly FASB Staff Position  No. SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets), ASC Subtopic 715-20, as so amended, requires employers to disclose information about fair value measurements of plan assets that are similar to the disclosures about fair value measurements required by ASC Subtopic 820-10, Fair Value Measurements and Disclosures: Overall (formerly Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements).  The amendment will become effective for the Company’s annual financial statements for 2009. The Company currently is evaluating the impact of this standard on its consolidated financial statements.

In April 2009, the FASB amended ASC Subtopic 825-10, Financial Instruments: Overall (formerly FASB Staff Position No SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments), ASC Subtopic 825-10, as so amended, requires quarterly disclosure of information about the fair value of financial instruments within the scope of ASC Subtopic 825-10. The Company adopted ASC Subtopic 825-10 effective as of the second quarter of 2009 (see Note 7 to the condensed consolidated financial statements included in this report for disclosures relating to the fair value of financial instruments).

In May 2009, the FASB issued ASC Subtopic 855-10, Subsequent Events: Overall (formerly SFAS No. 165, Subsequent Events), which provides general standards of accounting for and disclosure of subsequent events. ASC Subtopic 855-10 clarifies that public companies must evaluate, as of each reporting period (i.e. interim and annual), events or transactions that occur after the balance sheet date through the date that the financial statements are issued. It also requires public companies to disclose the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. ASC 855-10 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC Subtopic 855-10 in the second quarter of 2009 (see Note 20 to the condensed consolidated financial statements included in this report).

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 to (1) require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); (2) require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (3) revise guidance for determining whether an entity is a variable interest entity; and (4) require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC Topic 105 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. The Company adopted ASC Topic 105 in the third quarter of 2009 and, accordingly, updated GAAP references are to the Codification. The Codification is not intended to change or alter existing GAAP and the adoption of the Codification had no impact on our consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company had outstanding total debt at September 25, 2009 of $835.5 million, of which $250.0 million or 30% carries a fixed rate of interest. The remaining debt balance is primarily comprised of $552.0 million in term loans under the Company’s principal credit facilities, $30.0 million outstanding under a receivables purchase agreement and $3.5 million in international debt.

The Company entered into two cash flow hedge zero cost collar agreements, each covering a notional amount of $100.0 million, one effective as of September 29, 2006, and the other effective as of December 29, 2006, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. The hedge agreements have terms of five and three years, respectively, each with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to interest expense of $1.5 million in the third quarter of 2009 and $3.7 million in the nine months ended September 25, 2009 with respect to these hedge agreements. The Company estimates it will recognize approximately $1.8 million in interest expense under the hedge agreements in the fourth quarter of 2009.  Changes in the fair value of cash flow hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

In addition, the Company entered into interest rate swap hedge agreements covering a notional amount of $150.0 million, effective as of June 26, 2009, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. The cash flow hedge agreements have terms of two years and a fixed rate of 1.38%. Changes in the fair value of cash flow hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

The weighted average interest rate on all Company borrowings at September 25, 2009, giving effect to the cash flow hedge zero cost collar and interest rate swap agreements and excluding deferred financing costs and commitment fees, was approximately 3.6%.

If the variable rate on the Company’s floating rate debt outstanding on September 25, 2009 were to change by 100 basis points from the September 25, 2009 level, annual interest expense associated with the floating rate debt would change by approximately $2.4 million.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales or purchases denominated in the U.S. Dollar, Canadian dollar, British pound and Euro. During the fourth quarter of 2008 and the first nine months of 2009, the Company’s Canadian subsidiary entered into forward exchange contracts to protect the Company from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows. The last of the contracts expire by the end of August 2010. The face value of the unexpired contracts as of September 25, 2009 totaled U.S. $19.5 million. The contracts qualified for hedge accounting in accordance with ASC Subtopic 815-20 (formerly SFAS No. 133), and, therefore, changes in the fair value were marked to market and recorded as Other Comprehensive Income (Loss). The loss recorded, net of deferred taxes, as a result of changes in fair value of the forward exchange contracts, was approximately $0.6 million for the nine months ended September 25, 2009.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. In July 2008 and April 2009, in response to increasing fuel prices and a concomitant increase in mileage surcharges, the Company entered into agreements with two financial counterparties to hedge approximately 34% of its notional diesel fuel requirements for 2009 and approximately 13% of its 2010 requirements. The Company uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. The hedge agreements are designed to add stability to the Company’s product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.

Because the diesel hedge agreements do not qualify for hedge accounting under ASC Subtopic 815-20, Derivatives and Hedging: Hedging - General (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), the Company is required to mark the agreements to market throughout the life of the agreements and record changes in fair value in the consolidated statement of income. The loss recorded, net of deferred taxes, as a result of changes in the fair value of the diesel fuel hedge agreements, was immaterial for the nine months ended September 25, 2009. If future diesel prices were to change by $0.10 per gallon, the impact on the 2009 financial statements due to the hedge agreements would be approximately $0.3 million.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in the liability to plan participants, as a result of changes in quoted fair values, with respect to contributions designated by the participants for notional investments in Company stock under the Company’s deferred compensation plan.

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

Cautionary Note on Forward-Looking Statements

This Report contains forward-looking statements, including, among others, statements relating to short- and long-term financial objectives, sales and earnings growth, earnings per share, margin improvement, price increases, marketing spending, the Orajel Acquisition, assets held for sale, the Company’s hedge programs, interest rate collars and swap agreements, the impact of currency fluctuations, the effective tax rate, the completion of the York County, Pennsylvania laundry detergent and warehouse facility, capital expenditures relating to the new facility, facility restructuring charges, the closing of the Company’s facilities in North Brunswick, New Jersey, the sufficiency of cash flow to meet capital expenditure needs, the ability of the Company to comply with financial covenants, the effect of the credit environment on liquidity and the Company’s ability to renew the accounts receivable facility. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include a decline in market growth and consumer demand (including the effect of political, economic and marketplace conditions and events on consumer demand); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers; competition; the impact of retailer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.

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

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	November 3, 2009	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE:	November 3, 2009	/s/ Steven J. Katz
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