Form 10-Q
period 2010-04-02
CHURCH & DWIGHT CO INC /DE/
filed 2010-05-11
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 2, 2010	Commission file number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 7, 2010, there were 70,882,274 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	April 2, 2010	March 27, 2009
Net Sales	$634,553	$580,867
Cost of sales	349,058	331,509

Gross Profit	285,495	249,358
Marketing expenses	68,939	66,373
Selling, general and administrative expenses	84,602	78,325

Income from Operations	131,954	104,660
Equity in earnings of affiliates	1,262	2,705
Investment earnings	73	392
Other income (expense), net	224	484
Interest expense	(8,164)	(8,749)

Income before Income Taxes	125,349	99,492
Income taxes	45,376	36,916

Net Income	79,973	62,576
Noncontrolling interest	2	7

Net Income attributable to Church & Dwight Co., Inc.	$79,971	$62,569

Weighted average shares outstanding - Basic	70,773	70,234
Weighted average shares outstanding - Diluted	72,007	71,312
Net income per share - Basic	$1.13	$0.89
Net income per share - Diluted	$1.11	$0.88
Cash dividends per share	$0.14	$0.09

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 2, 2010	December 31, 2009
(Dollars in thousands, except share and per share data)
Assets

Current Assets
Cash and cash equivalents	$446,607	$447,143
Accounts receivable, less allowances of $5,906 and $5,782	241,677	222,158
Inventories	227,957	216,870
Deferred income taxes	19,922	20,432
Other current assets	18,175	21,662

Total Current Assets	954,338	928,265

Property, Plant and Equipment, Net	452,158	455,636
Equity Investment in Affiliates	11,689	12,815
Tradenames and Other Intangibles	786,825	794,891
Goodwill	838,222	838,078
Other Assets	89,881	88,761

Total Assets	$3,133,113	$3,118,446

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$4,754	$34,895
Accounts payable and accrued expenses	313,007	332,450
Current portion of long-term debt	171,312	184,054
Income taxes payable	35,460	15,633

Total Current Liabilities	524,533	567,032

Long-term Debt	568,970	597,347
Deferred Income Taxes	204,392	201,256
Deferred and Other Long Term Liabilities	119,842	112,440
Pension, Postretirement and Postemployment Benefits	38,840	38,599

Total Liabilities	1,456,577	1,516,674

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value	—	—
Authorized 2,500,000 shares, none issued
Common Stock-$1.00 par value	73,214	73,214
Authorized 300,000,000 shares, issued 73,213,775 shares
Additional paid-in capital	284,554	276,099
Retained earnings	1,345,186	1,275,117
Accumulated other comprehensive income	3,532	10,078
Common stock in treasury, at cost: 2,393,358 shares in 2010 and 2,664,312 shares in 2009	(30,143)	(32,925)

Total Church & Dwight Co., Inc. Stockholders’ Equity	1,676,343	1,601,583
Noncontrolling interest	193	189

Total Stockholders’ Equity	1,676,536	1,601,772

Total Liabilities and Stockholders’ Equity	$3,133,113	$3,118,446

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended
(Dollars in thousands)	April 2, 2010	March 27, 2009
Cash Flow From Operating Activities
Net Income	$79,973	$62,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,286	14,519
Amortization expense	6,899	7,151
Equity in earnings of affiliates	(1,262)	(2,705)
Distributions from unconsolidated affiliates	2,388	2,945
Deferred income taxes	4,031	10,106
Other asset write-offs	229	—
Gain on sale of assets	(1,031)	—
Non cash compensation expense	1,805	2,707
Unrealized foreign exchange gain and other	(1,634)	(379)
Change in assets and liabilities:
Accounts receivable	(24,247)	(7,980)
Inventories	(13,072)	(2,348)
Other current assets	(3,710)	(1,466)
Accounts payable and accrued expenses	(17,293)	(11,780)
Income taxes payable	25,610	20,413
Excess tax benefit on stock options exercised	(3,025)	(936)
Other liabilities	5,039	(842)

Net Cash Provided By Operating Activities	71,986	91,981

Cash Flow From Investing Activities
Proceeds from sale of assets	8,215	—
Additions to property, plant and equipment	(9,246)	(21,281)
Proceeds from notes receivable	1,438	1,324
Contingent acquisition payments	(202)	(241)
Other	722	(417)

Net Cash Provided By (Used In) Investing Activities	927	(20,615)

Cash Flow From Financing Activities
Long-term debt repayment	(41,119)	(16,979)
Short-term debt (repayments) borrowings, net	(30,081)	31,434
Bank overdrafts	—	561
Proceeds from stock options exercised	5,401	2,071
Excess tax benefit on stock options exercised	3,025	936
Payment of cash dividends	(9,902)	(6,309)
Purchase of treasury stock	(78)	—

Net Cash (Used In) Provided by Financing Activities	(72,754)	11,714
Effect of exchange rate changes on cash and cash equivalents	(695)	(838)

Net Change In Cash and Cash Equivalents	(536)	82,242
Cash and Cash Equivalents at Beginning of Period	447,143	197,999

Cash and Cash Equivalents at End of Period	$446,607	$280,241

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

	Three Months Ended
	April 2, 2010	March 27, 2009
Cash paid during the year for:
Interest (net of amounts capitalized)	$1,041	$2,790

Income taxes	$15,792	$5,349

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$4,179	$12,324

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended April 2, 2010 and March 27, 2009

(Unaudited)

	Number of Shares		Amounts
(In thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Church & Dwight Co., Inc. Stockholders’ Equity	Non- controlling Interest	Total Stockholders’ Equity
December 31, 2008	73,214	(3,141)	$73,214	$(37,304)	$252,129	$1,063,928	$(20,454)	$1,331,513	$192	$1,331,705

Net income	—	—	—	—	—	62,569	—	62,569	7	62,576
Translation adjustments	—	—	—	—	—	—	(4,502)	(4,502)	(3)	(4,505)
Derivative agreements, net of taxes of $485	—	—	—	—	—	—	948	948	—	948
Defined Benefit Plans, net of taxes of $9	—	—	—	—	—	—	(9)	(9)	—	(9)
Cash dividends	—	—	—	—	—	(6,309)	—	(6,309)	—	(6,309)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $1,293	—	105	—	1,031	4,757	—	—	5,788	—	5,788
Other stock issuances	—	10	—	105	178	—	—	283	—	283

March 27, 2009	73,214	(3,026)	73,214	(36,168)	257,064	1,120,188	(24,017)	1,390,281	196	1,390,477

December 31, 2009	73,214	(2,664)	$73,214	$(32,925)	$276,099	$1,275,117	$10,078	$1,601,583	$189	$1,601,772

Net income	—	—	—	—	—	79,971	—	79,971	2	79,973
Translation adjustments	—	—	—	—	—	—	(6,054)	(6,054)	2	(6,052)
Derivative agreements, net of taxes of $273	—	—	—	—	—	—	(492)	(492)	—	(492)
Cash dividends	—	—	—	—	—	(9,902)	—	(9,902)	—	(9,902)
Stock purchases	—	(1)	—	(78)	—	—	—	(78)	—	(78)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $4,110	—	244	—	2,477	8,570	—	—	11,047	—	11,047
Other stock issuances	—	28	—	383	(115)	—	—	268	—	268

April 2, 2010	73,214	(2,393)	$73,214	$(30,143)	$284,554	$1,345,186	$3,532	$1,676,343	$193	$1,676,536

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated balance sheets as of April 2, 2010 and December 31, 2009, the condensed consolidated statements of income for the three months ended April 2, 2010 and March 27, 2009, and the condensed consolidated statements of cash flow and the condensed consolidated statements of stockholders’ equity for the three months ended April 2, 2010 and March 27, 2009 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at April 2, 2010 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the periods ended April 2, 2010 are not necessarily indicative of the operating results for the full year.

The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4 weeks - 4 weeks - 5 weeks methodology. As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could include a partial or expanded week. As a result, the first quarter of 2010 was 6 days longer than the first quarter of 2009. Certain subsidiaries operating outside of North America are included for periods beginning and ending one month prior to the periods presented in the consolidated financial statements, which enables timely consolidation of operating results. There were no material intervening events that occurred with respect to these subsidiaries in the one month period prior to the period presented.

The Company incurred research and development expenses in the first quarter of 2010 and 2009 of $12.5 million and $10.9 million, respectively. These expenses are included in selling, general and administrative expenses.

2. Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-06, an amendment to FASB Accounting Standard Codification (“ASC”) Topic 820, which requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and the inputs used to develop fair value measurements, (3) the activity in Level 3 fair value measurements, which are based on significant unobservable inputs, and (4) the transfers between Levels 1, 2 and 3. The Company adopted this amendment effective January 1, 2010, and the amendment did not have a material impact on the Company’s consolidated financial statements. Refer to Note 7 for disclosures relating to fair value measurements.

3. Inventories

Inventories consist of the following:

(In thousands)	April 2, 2010	December 31, 2009
Raw materials and supplies	$63,321	$57,305
Work in process	10,140	9,141
Finished goods	154,496	150,424

Total	$227,957	$216,870

4. Property, Plant and Equipment

Property, Plant and Equipment (“PP&E”) consist of the following:

(In thousands)	April 2, 2010	December 31, 2009
Land	$25,909	$25,930
Buildings and improvements	226,973	226,783
Machinery and equipment	444,031	444,235
Office equipment and other assets	29,419	30,106
Software	48,038	48,395
Mineral rights	1,503	1,521
Construction in progress	35,883	29,293

	811,756	806,263
Less accumulated depreciation and amortization	359,598	350,627

Net Property, Plant and Equipment	$452,158	$455,636

	Three Months Ended
(In thousands)	April 2, 2010	March 27, 2009
Depreciation and amortization on PP&E	$11,286	$14,519

Interest charges capitalized (in construction in progress)	$(167)	$(487)

The Company closed its North Brunswick, New Jersey facility in the fourth quarter of 2009 and recorded accelerated depreciation charges in the Consumer Domestic Segment on those facilities since the announcement of this event in June 2008. The accelerated depreciation charge for the three months ended March 27, 2009 was $4.5 million and was included in cost of sales.

5. Earnings Per Share (“EPS”)

Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS reflects additional dilution from potential common stock issuable upon the exercise of outstanding stock options. The following table sets forth a reconciliation of the weighted average number of common shares outstanding to the weighted average number of shares outstanding on a diluted basis.

	Three Months Ended
(In thousands)	April 2, 2010	March 27, 2009
Weighted average common shares outstanding - basic	70,773	70,234
Dilutive effect of stock options	1,234	1,078

Weighted average common shares outstanding - diluted	72,007	71,312

Antidilutive stock options outstanding	35	712

6. Stock Based Compensation Plans

A summary of option activity during the three months ended April 2, 2010 is as follows:

	Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2009	4,448	$39.70

Granted	5	61.42
Exercised	(244)	22.14
Cancelled	(10)	52.24

Outstanding at April 2, 2010	4,199	$40.71	6.1	$113,401

Exercisable at April 2, 2010	2,287	$30.31	4.4	$85,547

The following table provides information regarding the intrinsic value of stock options exercised, stock compensation expense related to the stock options, fair value of stock options and assumptions used in determining fair value:

	Three Months Ended
	April 2, 2010	March 27, 2009
Intrinsic Value of Stock Options Exercised (in thousands)	$10,604	$3,284
Stock Compensation Expense Related to Stock Option Awards (in thousands)	$1,535	$2,423
Issued Stock Options (in thousands)	5	—
Weighted Average Fair Value of Stock Options issued (per share)	$19.93	$—
Fair Value of Stock Options Issued (in thousands)	$98	$—

Assumptions Used:
Risk-free interest rate	3.7%	—
Expected life in Years	8.3	—
Expected volatility	23.3%	—
Dividend Yield	0.9%	—

Stock compensation expense related to restricted stock awards was $0.2 million in the first quarter of 2010 and $0.2 million in the same period of 2009.

The fair value of stock options is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

7. Fair Value Measurements

Fair Value Hierarchy

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

The Company recognizes transfers between levels as of the actual date of the event. The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, all of which were measured based on Level 2 inputs:

	April 2, 2010	December 31, 2009
(In thousands)	(Level 2)	(Level 2)
Assets
Equity derivatives	$1,746	$1,452
Diesel fuel contract	436	596

	$2,182	$2,048

Liabilities
Foreign exchange contracts	$957	$743
Diesel fuel contract	—	343
Interest rate collars and swaps	5,762	5,120

	$6,719	$6,206

The fair value of the equity derivatives is based on the quoted market prices of the Company stock at end of each reporting period.

The fair value of the foreign exchange contracts are based on observable forward rates in commonly quoted intervals for the full term of the contract.

The fair value of the diesel fuel contracts is based on home heating oil future prices for the duration of the contract.

The fair value for the interest rate collars and swaps is derived using the forward three month LIBOR curve for the duration of the respective collars and swaps and a credit valuation adjustment relating to the credit risk of the counterparty.

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at April 2, 2010 and December 31, 2009.

	April 2, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$1,554	$1,599	$1,388	$1,388
Long-term note receivable	1,150	1,210	954	991
Financial Liabilities:
Short-term borrowings	4,754	4,754	34,895	34,895
Current portion of long-term debt	171,312	167,370	184,054	178,045
6% Senior subordinated note debt	250,000	254,063	250,000	254,688
Long-term bank debt	318,970	307,823	347,347	328,686

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable: The fair value of the note receivable reflects what management believes is the appropriate interest factor at April 2, 2010 and December 31, 2009, respectively, based on similar risks in the market.

Short-term Borrowings: The carrying amounts of the Company’s unsecured lines of credit and accounts receivable securitization equal fair value because of short maturities and variable interest rates.

Long-term Bank Debt, Current Portion of Long-term Debt: The Company determines fair value based upon the prevailing value of equivalent financing.

Senior Subordinated Note Debt: The Company determines fair value of its senior subordinated notes based upon their quoted market value.

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

At inception, the Company formally designates and documents qualifying instruments as hedges of underlying exposures. The Company reviews the effectiveness of its hedging instruments on a quarterly basis. If the Company determines that a derivative instrument is no longer highly effective in offsetting changes in fair values or cash flows, it recognizes in current period earnings the hedge ineffectiveness and discontinues hedge accounting with respect to the derivative instrument. Changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting are recognized in current period earnings. Upon termination of cash flow hedges, the Company reclassifies gains and losses from other comprehensive income based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require immediate recognition in earnings of gains and losses previously recorded in other comprehensive income.

For additional details on the Company’s risk management activities and accounting for the Company’s derivative instruments, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on our Consolidated Statements of Income and on comprehensive income:

		Notional Amount (Ending Balance)	Fair Value at
(In thousands)	Balance Sheet Location	April 2, 2010	April 2, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC Subtopic 815-20

Liability Derivatives
Foreign exchange contracts	Accounts payable and accrued expenses	$13,000	$957	$743
Interest rate collars and swaps	Deferred and other long-term liabilities	$250,000	5,762	5,120

Total liabilities			$6,719	$5,863

Derivatives not designated as hedging instruments under ASC Subtopic 815-20

Asset Derivatives
Diesel fuel contract	Other current assets	$1,948	$436	$596
Equity derivatives	Other current assets	$12,136	1,746	1,452

Total assets			$2,182	$2,048

Liability Derivatives
Diesel fuel contract	Accounts payable and accrued expenses		$—	$343

Total liabilities			$—	$343

			Amount of Gain (Loss) Recognized in Income for the Quarter ended
(In thousands)	Income Statement Location		April 2, 2010	March 27, 2009
Derivatives not designated as hedging instruments under ASC Subtopic 815-20
Equity derivatives	Selling, general and administrative expenses		$1,297	$(482)
Diesel fuel contracts	Cost of sales		(203)	(88)

Total gain (loss) recognized in income			$1,094	$(570)

			Amount of Gain (Loss) Recognized in OCI from Derivatives for the Quarter ended
(In thousands)			April 2, 2010	March 27, 2009
Derivatives in ASC Subtopic 815-20 cash flow hedging relationship

Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)		$(105)	$386
Interest rate swap (net of taxes)	Other comprehensive income (loss)		(514)	—
Interest rate collars (net of taxes)	Other comprehensive income (loss)		127	562

Total gain (loss) recognized in OCI			$(492)	$948

The notional amount on a financial instrument is the nominal or face amount that is used to calculate payments made on that instrument. The amount of gain (loss) reclassified from other comprehensive income for derivative income was immaterial for the three months ended April 2, 2010 and March 27, 2009.

9. Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets excluding goodwill:

	April 2, 2010				December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:

Tradenames	$117,531	$(48,531)	$69,000	3-20	$118,373	$(46,721)	$71,652
Customer Relationships	241,640	(40,495)	201,145	15-20	241,640	(37,205)	204,435
Patents/Formulas	27,370	(18,744)	8,626	4-20	27,370	(18,084)	9,286
Non Compete Agreement	1,143	(947)	196	10	1,143	(918)	225

Total	$387,684	$(108,717)	$278,967		$388,526	$(102,928)	$285,598

Indefinite lived intangible assets - Carrying value

Tradenames	$507,858				$509,293

Intangible amortization expense amounted to $5.9 million and $6.1 million for the first three months of 2010 and 2009 respectively. The Company estimates that intangible amortization expense will be approximately $23.0 million in 2010 and in each of the next four years.

The changes in the carrying amount of goodwill for the three months ended April 2, 2010 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2009	$781,364	$36,486	$20,228	$838,078
Additional contingent consideration	144	—	—	144

Balance April 2, 2010	$781,508	$36,486	$20,228	$838,222

10. Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)	April 2, 2010	December 31, 2009
Short-term borrowings
Securitization of accounts receivable	$—	$30,000
Various debt due to international banks	4,754	4,895

Total short-term borrowings	$4,754	$34,895

Long-term debt
Term Loan facility	$490,282	$531,401
6% Senior subordinated notes	250,000	250,000

Total long-term debt	740,282	781,401
Less: current maturities	171,312	184,054

Net long-term debt	$568,970	$597,347

The long-term debt principal payments required to be made are as follows:

(In thousands)
Due by March 2011	$171,312
Due by March 2012	187,862
Due by December 2012	381,108

$740,282

Securitization

During the first three months of 2010, the Company repaid the entire borrowings of $30.0 million under its accounts receivable securitization facility. In February 2010, the accounts receivable securitization facility was renewed with a new maturity date of February 2011.

11. Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

Consolidated Statement of Comprehensive Income

The following table provides information related to the Company’s comprehensive income for the three months ended April 2, 2010 and March 27, 2009:

	Three Months Ended
(In thousands)	April 2, 2010	March 27, 2009
Net Income	$79,973	$62,576
Other Comprehensive Income (Loss), Net of Tax:
Foreign Exchange Translation Adjustments	(6,052)	(4,505)
Defined Benefit Plan Adjustments	—	(9)
Derivative Agreements	(492)	948

Comprehensive Income	73,429	59,010
Comprehensive Income (Loss) attributable to the noncontrolling interest	(4)	(4)

Comprehensive Income attributable to Church & Dwight Co., Inc.	$73,425	$59,006

Accumulated Other Comprehensive Income

The components of changes in accumulated other comprehensive income are as follows:

	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance December 31, 2009	$26,947	$(13,293)	$(3,576)	$10,078
Comprehensive income changes during the year (net of taxes of $273)	(6,054)	—	(492)	(6,546)

Balance April 2, 2010	$20,893	$(13,293)	$(4,068)	$3,532

12. Benefit Plans

The following table provides information regarding the net periodic benefit cost for the Company’s pension and postretirement plans for the three months ended April 2, 2010 and March 27, 2009:

	Pension Costs		Nonpension Postretirement Costs
	Three Months ended		Three Months ended
(In thousands)	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009
Components of Net Periodic Benefit Cost:
Service cost	$449	$388	$93	$82
Interest cost	1,800	1,648	318	315
Expected return on plan assets	(1,550)	(1,483)	—	—
Amortization of prior service cost	116	—	33	15
Recognized actuarial (gain) loss	252	339	—	2

Net periodic benefit cost	$1,067	$892	$444	$414

The Company made cash contributions of approximately $0.7 million to its pension plans during the first three months of 2010. The Company estimates it will be required to make additional cash contributions to its pension plans during the remainder of the year of approximately $1.1 million.

On January 27, 2010, the Company’s Board of Directors approved the termination, effective April 15, 2010, of the domestic defined benefit pension plan. There were no changes to the expense and cash requirement estimates reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

13. Commitments, Contingencies and Guarantees

a. In December 1981, the Company formed a partnership with a supplier of raw materials that mines and processes sodium-based mineral deposits. The Company purchases the majority of its sodium-based raw material requirements from the partnership. The partnership agreement terminates upon two years’ written notice by either partner. Under the partnership agreement, the Company has an annual commitment to purchase 240,000 tons of sodium-based raw materials at the prevailing market price. The Company is not engaged in any other material transactions with the partnership or the Company’s partner.

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

c. As of April 2, 2010, the Company had commitments to acquire approximately $100.4 million of raw materials, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

d. The Company has $3.8 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency. In addition, the Company guarantees the payment of rent on a leased facility in Spain. The lease expires in November 2012, and the accumulated monthly payments from April 2, 2010 through the remainder of the lease term will amount to approximately $2.0 million. Approximately two thirds of the rental space is subleased to a third party.

e. In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition. The Company made cash payments of $0.2 million, and accrued a payment of $0.2 million in the first three months of 2010. The payment and accrual were accounted for as additional purchase price. The Company has paid approximately $10.0 million, exclusive of the $0.2 million accrual, in additional performance-based payments since the acquisition.

f. During 2009, one of the Company’s international facilities discharged chemicals into the environment. The Company currently is developing a formal remediation plan, and based on available information, accrued approximately $3 million in 2009 for remediation and related costs. However, the Company cannot assure that additional costs will not be incurred in connection with this matter.

g. The Company received a subpoena and civil investigative demand from the Federal Trade Commission (“FTC”) in connection with a non-public investigation in which the FTC is seeking to determine if the Company has engaged or is engaging in any unfair methods of competition with respect to the distribution and sale of condoms in the United States through potentially exclusionary practices. The Company believes that its distribution and sales practices involving the sale of condoms in the United States are in full compliance with applicable law. The FTC has notified the Company that it has made no determination as to whether to take any further administrative or legal action.

h. The Company has recorded liabilities in connection with uncertain income tax positions that, although supportable, may be challenged by the tax authorities. The tax years 2004 through 2008 are currently under audit by the U.S. Internal Revenue Service and several state taxing authorities. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that within the next twelve months there may be the settlement of these audits or the lapse of applicable statues of limitations, which could result in discrete items reducing income tax expense of up to $3 million and discrete items reducing pretax interest expense of up to $5 million.

i. The Company, in the ordinary course of its business, is the subject of, or a party to, various other pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position, results of operations and cash flows.

14. Related Party Transactions

The following summarizes the balances and transactions between the Company and each of two 50% owned entities, Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”):

	Armand Three Months Ended		ArmaKleen Three Months Ended
(In thousands)	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009

Purchases by Company	$2,628	$2,197	$—	$—
Sales by Company	$—	$—	$1,460	$1,073
Outstanding Accounts Receivable	$137	$323	$800	$861
Outstanding Accounts Payable	$608	$282	$—	$—
Administration & Management Oversight Services (1)	$405	$408	$611	$692

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

15. Sale of Assets

In the first quarter of 2010, the Company sold the BRILLO and certain LAMBERT KAY pet product brands, along with associated productive assets, that were classified as net assets held for sale at December 31, 2009. The aggregate carrying value of these assets at December 31, 2009 was approximately $8.8 million. Subsequent to December 31, 2009, the Company received net proceeds from the sale of these assets of $8.2 million, along with a note receivable of $1.8 million, and recognized a gain of approximately $1.0 million that was recorded as an offset to Selling, General and Administrative expenses in the Consumer Domestic segment Income Statement.

16. Restructuring Activities

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

The following table summarizes the cash costs relating to the closing of the North Brunswick facility for the period ended April 2, 2010:

(In millions)	Severance Liability	Contract Termination Costs Liability	Other Exit and Disposal Costs Liability	Total Cash Costs
Balance at December 31, 2009	$2.7	$5.7	$0.9	$9.3
Costs incurred and charged to expenses	—	2.7	0.3	3.0
Costs paid or settled	(1.6)	(1.6)	(0.9)	(4.1)

Balance at April 2, 2010	$1.1	$6.8	$0.3	$8.2

The Company does not anticipate any additional material expenditures in connection with the closing of the North Brunswick facility.

17. Segments

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

The Corporate segment income consists of equity in earnings of affiliates. The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of April 2, 2010. The Company’s equity in earnings of Armand and ArmaKleen for the three months ended April 2, 2010 and March 27, 2009 is included in the Corporate segment.

Segment sales and Income before Income Taxes for the three months ended April 2, 2010 and March 27, 2009 were as follows:

(In thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2010	$466,710	$102,655	$65,188	$—	$634,553
First Quarter 2009	438,090	82,760	60,017	—	580,867

Income Before Income Taxes(2)
First Quarter 2010	$99,144	$15,582	$9,361	$1,262	$125,349
First Quarter 2009	79,934	10,717	6,136	2,705	99,492

(1)	Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. Intersegment sales from Consumer International to Consumer Domestic, which were $0.7 million and $0.5 million for the quarter ended April 2, 2010 and March 27, 2009, respectively, are eliminated from Consumer International segment results.

(2)	In determining Income Before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments in proportion to their respective operating profit. The Corporate segment income consists of equity in earnings of affiliates.

Product line revenues from external customers for the first three months ended April 2, 2010 and March 27, 2009, respectively, were as follows:

	Three Months Ended
(In thousands)	April 2, 2010	March 27, 2009
Household Products	$303,248	$284,050
Personal Care Products	163,462	154,040

Total Consumer Domestic	466,710	438,090
Total Consumer International	102,655	82,760
Total SPD	65,188	60,017

Total Consolidated Net Sales	$634,553	$580,867

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products and skin care products.

18. Subsequent Event

During the second quarter, the Company entered into a definitive asset purchase agreement to acquire the Simply Saline brand of products from Blairex Laboratories, Inc. These products have approximately $20 million in sales. The Company will fund the acquisition from available cash. Completion of the acquisition is subject to customary conditions to closing. The transaction is expected to be completed during the second quarter of 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated Results

Net Sales

Net sales for the quarter ended April 2, 2010 were $634.6 million, an increase of $53.7 million or 9.2% over the first quarter of 2009.

The components reflected in the sales increase are the following:

Higher product volumes sold	10.2%
Foreign exchange rate fluctuations	2.7%
Lower pricing and less favorable sales mix	(2.5)%
Divested product lines (1)	(1.2)%

Net sales increase	9.2%

(1)	Product lines divested included the BRILLO and LAMBERT KAY product lines, which were divested in the first quarter of 2010, and ancillary products divested in the second quarter of 2009 that initially were acquired in connection with the Company’s acquisition of the Orajel brand of products from Del Laboratories, Inc., a subsidiary of Coty, Inc., in July 2008.

The lower pricing and less favorable sales mix primarily reflects higher slotting costs in support of new product launches. Due to the Company’s fiscal calendar, the first quarter of 2010 was 6 days longer than the first quarter of 2009.

Operating Costs

The Company’s gross profit was $285.5 million for the quarter ended April 2, 2010, a $36.1 million increase as compared to the same period in 2009. Gross margin increased 210 basis points to 45.0% in the first quarter as compared to 42.9% in the same quarter last year. The gross profit increase was attributable to the effect of higher volumes and lower manufacturing costs, partially as a result of cost efficiencies derived from the Company’s new manufacturing facility in York, Pennsylvania, favorable foreign exchanges rates and a reduction in costs associated with the shutdown of the Company’s manufacturing and warehouse facility in North Brunswick, New Jersey. Partially offsetting these margin improvements were higher slotting costs for new product launches.

Marketing expenses were $68.9 million in the first quarter, an increase of $2.6 million as compared to the same period in 2009. The marketing spending primarily was in support of our eight power brands with increased spending for ARM & HAMMER liquid laundry detergent and OXICLEAN powder and liquid laundry additives. Marketing expense as a percentage of net sales decreased 50 basis points to 10.9% in the first quarter as compared to 11.4% in last year’s first quarter.

Selling, general and administrative expenses (“SG&A”) were $84.6 million in the first quarter of 2010, an increase of $6.3 million as compared to the same period in 2009. The year over year change reflects increased information systems costs associated with a global information systems upgrade project, increased research and development costs, higher selling expenses in support of higher sales and the impact of foreign exchange rate changes, offset in part by a gain on the sale of LAMBERT KAY product lines during the first quarter of 2010.

Other Income and Expense

Interest expense in the three month period ended April 2, 2010 decreased $0.6 million compared to the same period in 2009. The decline was due to lower interest rates compared to the prior year as well as lower average debt outstanding.

Investment income in the three month period ended April 2, 2010 decreased $0.3 million due to lower interest rates, although there was a higher average cash balance for investment as compared to the same period in 2009.

Taxation

The effective tax rate in the first quarter of 2010 was 36.2% compared to 37.1% in the prior year’s first quarter. The decrease in the effective tax rate resulted from an increase in the U.S. manufacturing tax deduction. The 2010 annual effective tax rate is projected to be approximately 36%, excluding potential discrete items. The tax years 2004 through 2008 are currently under audit by the U.S. Internal Revenue Service and several state taxing authorities. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that within the next twelve months there may be the settlement of these audits or the lapse of applicable statutes of limitations, which could result in discrete items reducing income tax expense of up to $3 million and discrete items reducing pretax interest expense of up to $5 million.

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

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of April 2, 2010. The equity in earnings of Armand and ArmaKleen for the three months ended April 2, 2010 and March 27, 2009 is included in the Corporate segment.

Segment sales and income before income taxes for the three month period ended April 2, 2010 and March 27, 2009 were as follows:

(In thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2010	$466,710	$102,655	$65,188	$—	$634,553
First Quarter 2009	438,090	82,760	60,017	—	580,867

Income Before Income Taxes(2)
First Quarter 2010	$99,144	$15,582	$9,361	$1,262	$125,349
First Quarter 2009	79,934	10,717	6,136	2,705	99,492

(1)	Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. Intersegment sales from Consumer International to Consumer Domestic, which were $0.7 million and $0.5 million for the quarter ended April 2, 2010 and March 27, 2009, respectively, are eliminated from Consumer International segment results.

(2)	In determining Income Before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments in proportion to their respective operating profit. The Corporate segment income consists of equity in earnings of affiliates.

Product line revenues for external customers for the three months ended April 2, 2010 and March 27, 2009, were as follows:

	Three Months Ended
(In thousands)	April 2, 2010	March 27, 2009
Household Products	$303,248	$284,050
Personal Care Products	163,462	154,040

Total Consumer Domestic	466,710	438,090
Total Consumer International	102,655	82,760
Total SPD	65,188	60,017

Total Consolidated Net Sales	$634,553	$580,867

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2010 were $466.7 million, an increase of $28.6 million or 6.5% as compared to the first quarter of 2009. The increase reflects higher volumes of 11.7%, offset by a 3.6% decrease resulting from lower pricing and less favorable sales mix as a result of higher slotting expenses in support of new products, and the 1.6% effect of the divestitures discussed above. At the product line level, higher sales of ARM & HAMMER liquid laundry detergent, ARM & HAMMER SUPER SCOOP cat litter, KABOOM bathroom cleaner and AIM toothpaste were offset partially by lower sales of XTRA liquid laundry detergent. Net sales were affected by the Company’s first quarter fiscal calendar.

Consumer Domestic income before income taxes for the first quarter of 2010 was $99.1 million, a $19.2 million increase as compared to the first quarter of 2009. The impact of higher volumes, lower manufacturing costs, lower costs associated with the North Brunswick, New Jersey, plant and warehouse shutdown and lower allocated interest expense was partially offset by higher slotting expenses and SG&A costs.

Consumer International

Consumer International net sales were $102.7 million in the first quarter of 2010, an increase of $19.9 million or approximately 24.0% as compared to the first quarter of 2009. This increase includes the approximately 16% impact of favorable foreign exchange rates and approximately 9% resulting from higher unit volumes, principally in Canada, Australia and Brazil, partially offset by higher trade promotion costs. Net sales were affected by the Company’s first quarter fiscal calendar.

Consumer International income before income taxes was $15.6 million in the first quarter of 2010, an increase of $4.9 million as compared to the first quarter of 2009. Higher profits are attributable to the higher sales volume and favorable exchange rates, partially offset by higher SG&A and trade promotion costs.

Specialty Products Division

Specialty Products net sales were $65.2 million in the first quarter of 2010, an increase of $5.2 million or 8.6% as compared to the first quarter of 2009. This increase is due to the 4.0% effect of favorable foreign exchange rates, 1.8% attributable to volume increases and 2.8% due to higher prices and favorable sales mix. Net sales were affected by the Company’s first quarter fiscal calendar.

Specialty Products income before income taxes was $9.4 million in the first quarter of 2010, an increase of $3.2 million as compared to the first quarter of 2009. The increase reflects growth in sodium bicarbonate sales, lower manufacturing costs and lower SG&A expense.

Liquidity and Capital Resources

As of April 2, 2010, the Company had $446.6 million in cash, $115.0 million available through its accounts receivable securitization facility, approximately $96 million available under its $100.0 million revolving credit facility and a $250.0 million accordion feature that enables the Company to increase the principal amount of its term loan. To enhance the safety of its cash resources, the Company invests its cash primarily in government agency money market funds.

The Company renewed its accounts receivable securitization facility in February 2010. This facility has been renewed annually in the past, and the Company anticipates that this facility will be renewed in February 2011. The Company believes that its ability to access the sources of cash described above has not been adversely affected by recent economic events. Therefore, the Company currently does not anticipate that the credit environment will have a material adverse effect on its ability to address its current and forecasted liquidity requirements. The Company anticipates that its cash from operations, along with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, mandatory debt repayment schedule and pension funding requirements over the next twelve months and to continue to pay its common stock dividend at its current rate for the foreseeable future. The Company has sufficient cash on hand to purchase the Simply Saline business, which has annual sales of approximately $20 million. For further information on the Simply Saline business, refer to Note 18 to the condensed consolidated financial statements included in this report.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity. (See “Economic conditions could adversely affect our business” under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.) However, the Company does not currently anticipate that the potential adverse developments addressed in those risk factors will occur. In addition, the Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in its principal credit facilities because the Company currently is, and anticipates that it will continue to be, in compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement. These ratios are discussed in more detail in this section under “Certain Financial Covenants.”

Net Debt

The Company had outstanding total debt of $745.0 million and cash of $446.6 million (of which approximately $68.2 million resides in foreign subsidiaries) at April 2, 2010. Total debt less cash (“net debt”) was $298.4 million at April 2, 2010. This compares to total debt of $816.3 million and cash of $447.1 million, resulting in net debt of $369.2 million at December 31, 2009.

Cash Flow Analysis

	Three Months Ended
(In thousands)	April 2, 2010	March 27, 2009

Net cash provided by operating activities	$71,986	$91,981
Net cash provided by (used in) investing activities	$927	$(20,615)
Net cash (used in) provided by financing activities	$(72,754)	$11,714

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first three months of 2010 decreased $20.0 million to $72.0 million as compared to the same period in 2009. The decrease was primarily due to unfavorable changes in working capital (exclusive of cash).

For the three months ended April 2, 2010, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable increased $24.2 million due to increased net sales.

Inventories increased $13.1 million primarily to support new product launches.

Other current assets increased $3.7 million due partially to prepaid expenses.

Accounts payable and other accrued expenses decreased $17.3 million primarily due to incentive and profit sharing payments which were paid in the first quarter of 2010, offset partially by increased marketing expense accruals.

Income taxes payable increased $25.6 million due to higher tax expense associated with increased earnings and the timing of payments.

Net Cash Provided By Investing Activities – Net cash provided by investing activities during the first three months of 2010 was $0.9 million, reflecting $9.2 million of property, plant and equipment expenditures offset by approximately $8.2 million of proceeds received for assets held for sale, $1.4 million in payments received on outstanding notes receivable, and state government grants of $1.7 million received for the York, Pennsylvania facility.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2010 was $72.8 million. This reflects a net decrease in debt of $71.2 million resulting from $41.2 million of mandatory payments on the Term Loan and repayment of $30.0 million associated with the Company’s accounts receivable securitization facility. Payments of cash dividends of $9.9 million were largely offset by proceeds of and tax benefits from stock option exercises of $8.4 million.

Certain Financial Covenants

Adjusted EBITDA is a component of the financial covenants contained in, and is defined in, the Company’s principal credit agreement (the “Credit Agreement”). Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. The leverage ratio during the three months ended April 2, 2010 was 1.45, which is below the maximum of 3.25 permitted under the Credit Agreement, and the interest coverage ratio for the three months ending April 2, 2010 was 15.0, which is above the minimum of 3.0 permitted under the Credit Agreement. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Company.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-06, an amendment to FASB Accounting Standard Codification (“ASC”) Topic 820, which requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and the inputs used to develop fair value measurements, (3) the activity in Level 3 fair value measurements, which are based on significant unobservable inputs, and (4) the transfers between Levels 1, 2 and 3. The Company adopted this amendment effective January 1, 2010, and the amendment did not have a material impact on the Company’s consolidated financial statements. Refer to Note 7 to the condensed consolidated financial statements included in this report for disclosures relating to fair value measurements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company had outstanding total debt at April 2, 2010 of $745.0 million, of which $250.0 million or 34% carries a fixed rate of interest. The remaining debt balance is primarily comprised of $490.2 million in term loans under the Company’s principal credit facilities, and $4.8 million at one of the Company’s international subsidiaries.

As of April 2, 2010, the Company had a cash flow hedge zero cost collar agreement covering a notional amount of $100.0 million, effective as of September 29, 2006, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. The hedge agreement has a term of five years, with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to interest expense of $0.8 million in the first quarter of 2010 with respect to this hedge agreement. The Company estimates it will recognize approximately $2.2 million in interest expense under the hedge agreement in the remainder of 2010. The cash flow hedge agreement qualified for hedge accounting in accordance with ASC Subtopic 815-20 and, therefore, changes in the fair value of this cash flow hedge agreement are recorded in Accumulated Other Comprehensive Income on the balance sheet.

In addition, the Company entered into interest rate swap hedge agreements covering a notional amount of $150.0 million, effective as of June 26, 2009, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. The cash flow hedge agreements have terms of two years and a fixed rate of 1.38%. The interest swap hedge agreements qualified for hedge accounting under ASC Subtopic 815-20 and, therefore, changes in the fair value of cash flow hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet. The Company recorded a charge to interest expense of $0.4 million in the first quarter of 2010 with respect to these interest rate swap hedge agreements. The Company estimates it will recognize approximately $0.8 million in interest expense under the interest rate swap hedge agreements in the remainder of 2010.

The weighted average interest rate on all Company borrowings at April 2, 2010, giving effect to the cash flow hedge zero cost collar and interest rate swap agreements and excluding deferred financing costs and commitment fees, was approximately 3.4%.

If the variable rate on the Company’s floating rate debt outstanding on April 2, 2010 were to change by 100 basis points from the April 2, 2010 level, annual interest expense associated with the floating rate debt would change by approximately $2.5 million.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in the U.S. dollar, Canadian dollar, British pound and Euro. The Company’s Canadian subsidiary entered into forward exchange contracts to protect the Company from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows. The last of the contracts expire by the end of December 2010. The face value of the unexpired contracts as of April 2, 2010 totaled U.S. $13.0 million. The contracts qualified for hedge accounting in accordance with ASC Subtopic 815-20, and, therefore, changes in the fair value were marked to market and recorded as Accumulated Other Comprehensive Income. The loss recorded, net of deferred taxes, as a result of changes in fair value of the forward exchange contracts, was approximately $0.1 million for the first three months ended April 2, 2010.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. The Company entered into agreements with two financial counterparties to hedge approximately 15% of its 2010 diesel fuel requirements. The Company uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. The hedge agreements are designed to add stability to the Company’s product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.

Because the diesel fuel hedge agreements do not qualify for hedge accounting under ASC Subtopic 815-20, Derivatives and Hedging: Hedging - General, the Company is required to mark the agreements to market throughout the life of the agreements and record changes in fair value in the consolidated statement of income. The loss recorded, net of deferred taxes, as a result of changes in the fair value of the diesel fuel hedge agreements, was immaterial for the three months ended April 2, 2010. If future diesel prices were to change by $0.10 per gallon, the impact on the 2010 financial statements due to the hedge agreements would be approximately $0.2 million.

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

See Note 8 to the condensed consolidated financial statements included in this report for additional information regarding the reported changes in fair values of the Company’s derivative instruments.

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

Cautionary Note on Forward-Looking Statements

This Report contains forward-looking statements, including, among others, statements relating to sales and earnings growth, earnings per share, margin improvement, marketing spending, the Company’s hedge programs, interest rate collars and swap agreements, the impact of currency fluctuations, the effective tax rate, the impact of tax audits and the lapse of applicable statutes of limitations, the closing of the Company’s facilities in North Brunswick, New Jersey, the sufficiency of cash flows from operations and the Company’s current borrowing capacity to meet capital expenditure program costs, its mandatory debt repayment schedule, pension funding requirements and payment of dividends; the acquisition of the Simply Saline business, the effect of the credit environment on the Company’s liquidity and the Company’s ability to renew its accounts receivable securitization facility. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include a decline in market growth and consumer demand (including the effect of political, economic and marketplace conditions and events on consumer demand); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition; the impact of retailer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company received a subpoena and civil investigative demand from the Federal Trade Commission (“FTC”) in connection with a non-public investigation in which the FTC is seeking to determine the Company has engaged or is engaging in any unfair methods of competition with respect to the distribution and sale of condoms in the United States through potentially exclusionary practices. The Company believes that its distribution and sales practices involving the sale of condoms in the United States are in full compliance with applicable law. The FTC has notified the Company that it has made no determination as to whether to take any further administrative or legal action.

The Company, in the ordinary course of its business, is the subject of, or party to, various other pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.

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

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 11, 2010	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE:	May 11, 2010	/s/ Steven J. Katz
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