Form 10-Q
period 2010-07-02
CHURCH & DWIGHT CO INC /DE/
filed 2010-08-09
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 2, 2010	Commission file number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 5, 2010, there were 71,011,550 shares of Common Stock outstanding.

PART I

PART II

1.	Legal Proceedings	30

1A.	Risk Factors	30

6.	Exhibits	30

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
Net Sales	$640,887	$623,119	$1,275,440	$1,203,986
Cost of sales	350,002	341,568	699,060	673,077

Gross Profit	290,885	281,551	576,380	530,909
Marketing expenses	82,786	93,704	151,725	160,077
Selling, general and administrative expenses	88,109	88,845	172,711	167,170

Income from Operations	119,990	99,002	251,944	203,662
Equity in earnings of affiliates	1,585	3,993	2,847	6,698
Investment earnings	151	414	224	806
Other income (expense), net	15	807	239	1,291
Interest expense	(5,326)	(9,231)	(13,490)	(17,980)

Income before Income Taxes	116,415	94,985	241,764	194,477
Income taxes	42,142	36,828	87,518	73,744

Net Income	74,273	58,157	154,246	120,733
Noncontrolling interest	(2)	1	0	8

Net Income attributable to Church & Dwight Co., Inc.	$74,275	$58,156	$154,246	$120,725

Weighted average shares outstanding - Basic	71,006	70,342	70,890	70,288
Weighted average shares outstanding - Diluted	72,213	71,428	72,112	71,370
Net income per share - Basic	$1.05	$0.83	$2.18	$1.72
Net income per share - Diluted	$1.03	$0.81	$2.14	$1.69
Cash dividends per share	$0.14	$0.09	$0.28	$0.18

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)	July 2, 2010	December 31, 2009
Assets

Current Assets
Cash and cash equivalents	$364,265	$447,143
Accounts receivable, less allowances of $5,379 and $5,782	242,074	222,158
Inventories	230,616	216,870
Deferred income taxes	19,549	20,432
Other current assets	18,880	21,662

Total Current Assets	875,384	928,265

Property, Plant and Equipment, Net	451,352	455,636
Equity Investment in Affiliates	12,648	12,815
Tradenames and Other Intangibles	828,057	794,891
Goodwill	855,917	838,078
Other Assets	87,524	88,761

Total Assets	$3,110,882	$3,118,446

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$1,708	$34,895
Accounts payable and accrued expenses	304,260	332,450
Current portion of long-term debt	158,569	184,054
Income taxes payable	1,098	15,633

Total Current Liabilities	465,635	567,032

Long-term Debt	540,594	597,347
Deferred Income Taxes	208,382	201,256
Deferred and Other Long Term Liabilities	114,556	112,440
Pension, Postretirement and Postemployment Benefits	38,526	38,599

Total Liabilities	1,367,693	1,516,674

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	0	0
Common Stock-$1.00 par value
Authorized 300,000,000 shares, issued 73,213,775 shares	73,214	73,214
Additional paid-in capital	295,196	276,099
Retained earnings	1,409,523	1,275,117
Accumulated other comprehensive income	(7,120)	10,078
Common stock in treasury, at cost: 2,231,115 shares in 2010 and 2,664,312 shares in 2009	(27,815)	(32,925)

Total Church & Dwight Co., Inc. Stockholders’ Equity	1,742,998	1,601,583
Noncontrolling interest	191	189

Total Stockholders’ Equity	1,743,189	1,601,772

Total Liabilities and Stockholders’ Equity	$3,110,882	$3,118,446

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended
(Dollars in thousands)	July 2, 2010	June 26, 2009
Cash Flow From Operating Activities
Net Income	$154,246	$120,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	22,565	29,312
Amortization expense	13,789	14,294
Equity in earnings of affiliates	(2,847)	(6,698)
Distributions from unconsolidated affiliates	3,014	5,396
Deferred income taxes	8,643	20,813
Other asset write-offs	283	681
Gain on sale of assets	(1,031)	0
Non cash compensation expense	8,062	9,172
Unrealized foreign exchange gain and other	(763)	(2,129)
Change in assets and liabilities:
Accounts receivable	(30,121)	(7,912)
Inventories	(16,496)	(12,063)
Other current assets	(2,387)	(2,694)
Accounts payable and accrued expenses	(24,469)	15,783
Income taxes payable	(8,085)	8,297
Excess tax benefit on stock options exercised	(4,511)	(1,766)
Other liabilities	3,948	3,567

Net Cash Provided By Operating Activities	123,840	194,786

Cash Flow From Investing Activities
Proceeds from sale of assets	8,215	30,610
Additions to property, plant and equipment	(20,537)	(57,761)
Acquisitions	(70,000)	0
Proceeds from note receivable	1,588	1,324
Contingent acquisition payments	(345)	(410)
Other	270	(144)

Net Cash Used In Investing Activities	(80,809)	(26,381)

Cash Flow From Financing Activities
Long-term debt repayment	(82,239)	(33,959)
Short-term debt (repayments) borrowings, net	(33,102)	27,189
Proceeds from stock options exercised	9,778	3,522
Excess tax benefit on stock options exercised	4,511	1,766
Payment of cash dividends	(19,840)	(12,631)
Purchase of treasury stock	(87)	0

Net Cash Used In Financing Activities	(120,979)	(14,113)
Effect of exchange rate changes on cash and cash equivalents	(4,930)	4,708

Net Change In Cash and Cash Equivalents	(82,878)	159,000
Cash and Cash Equivalents at Beginning of Period	447,143	197,999

Cash and Cash Equivalents at End of Period	$364,265	$356,999

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

	Six Months Ended
	July 2, 2010	June 26, 2009
Cash paid during the year for:
Interest (net of amounts capitalized)	$10,205	$14,797

Income taxes	$86,674	$42,781

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$4,582	$10,934

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$70,025	$0
Purchase price(1)	(70,025)	0

Liabilities assumed	$0	$0

(1)	Includes a $25 thousand accrual for an inventory purchase price adjustment.

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended July 2, 2010 and June 26, 2009

(Unaudited)

	Number of Shares		Amounts
(in thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Church & Dwight Co., Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2008	73,214	(3,141)	$73,214	$(37,304)	$252,129	$1,063,928	$(20,454)	$1,331,513	$192	$1,331,705

Net income	0	0	0	0	0	120,725	0	120,725	8	120,733
Translation adjustments	0	0	0	0	0	0	19,330	19,330	2	19,332
Derivative agreements, net of taxes of $729	0	0	0	0	0	0	913	913	0	913
Defined benefit plans, net of taxes of $9	0	0	0	0	0	0	(9)	(9)	0	(9)
Cash dividends	0	0	0	0	0	(12,631)	0	(12,631)	0	(12,631)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $2,382	0	183	0	1,799	12,776	0	0	14,575	0	14,575
Other stock issuances	0	12	0	121	381	0	0	502	0	502

June 26, 2009	73,214	(2,946)	$73,214	$(35,384)	$265,286	$1,172,022	$(220)	$1,474,918	$202	$1,475,120

December 31, 2009	73,214	(2,664)	$73,214	$(32,925)	$276,099	$1,275,117	$10,078	$1,601,583	$189	$1,601,772

Net income	0	0	0	0	0	154,246	0	154,246	0	154,246
Translation adjustments	0	0	0	0	0	0	(17,356)	(17,356)	2	(17,354)
Derivative agreements, net of taxes of $35	0	0	0	0	0	0	158	158	0	158
Cash dividends	0	0	0	0	0	(19,840)	0	(19,840)	0	(19,840)
Stock purchases	0	(2)	0	(87)	0	0	0	(87)	0	(87)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $6,455	0	407	0	4,814	19,076	0	0	23,890	0	23,890
Other stock issuances	0	28	0	383	21	0	0	404	0	404

July 2, 2010	73,214	(2,231)	$73,214	$(27,815)	$295,196	$1,409,523	$(7,120)	$1,742,998	$191	$1,743,189

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated balance sheets as of July 2, 2010 and December 31, 2009, the condensed consolidated statements of income for the three months and six months ended July 2, 2010 and June 26, 2009, and the condensed consolidated statements of cash flow and the condensed consolidated statements of stockholders’ equity for the six months ended July 2, 2010 and June 26, 2009 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 2, 2010 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six month periods ended July 2, 2010 are not necessarily indicative of the operating results for the full year.

The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4 weeks - 4 weeks - 5 weeks methodology. As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could include a partial or expanded week. As a result, the first quarter of 2010 was six days longer than the first quarter of 2009 and, therefore, the first six months of 2010 were six days longer than the first six months of 2009. Certain subsidiaries operating outside of North America are included for periods beginning and ending one month prior to the periods presented in the consolidated financial statements, which enables timely consolidation of operating results. There were no material intervening events that occurred with respect to these subsidiaries in the one month period prior to the period presented.

The Company incurred research and development expenses in the second quarter of 2010 and 2009 of $13.0 million and $13.6 million, respectively. The Company incurred research and development expenses in the first six months of 2010 and 2009 of $25.5 million and $24.6 million, respectively. These expenses are included in selling, general and administrative expenses.

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

3. Inventories

Inventories consist of the following:

(In thousands)	July 2, 2010	December 31, 2009
Raw materials and supplies	$65,453	$57,305
Work in process	10,812	9,141
Finished goods	154,351	150,424

Total	$230,616	$216,870

4. Property, Plant and Equipment

Property, Plant and Equipment (“PP&E”) consist of the following:

(In thousands)			July 2, 2010	December 31, 2009
Land			$25,797	$25,930
Buildings and improvements			226,313	226,783
Machinery and equipment			446,669	444,235
Office equipment and other assets			29,751	30,106
Software			47,587	48,395
Mineral rights			1,495	1,521
Construction in progress			43,073	29,293

			820,685	806,263
Less accumulated depreciation and amortization			369,333	350,627

Net Property, Plant and Equipment			$451,352	$455,636

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
Depreciation and amortization on PP&E	$11,279	$14,794	$22,565	$29,312

Interest charges capitalized (in construction in progress)	$204	$612	$371	$1,100

The Company closed its North Brunswick, New Jersey facility in the fourth quarter of 2009 and recorded accelerated depreciation charges in the Consumer Domestic Segment on those facilities following the announcement of this event in June 2008. The accelerated depreciation charge for the three and six months ended June 26, 2009 was $4.5 million and $9.0 million, respectively, and was included in cost of sales.

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

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
Weighted average common shares outstanding - basic	71,006	70,342	70,890	70,288
Dilutive effect of stock options	1,207	1,086	1,222	1,082

Weighted average common shares outstanding - diluted	72,213	71,428	72,112	71,370

Antidilutive stock options outstanding	617	1,101	620	1,101

6. Stock Based Compensation Plans

A summary of option activity during the six months ended July 2, 2010 is as follows:

	Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding at December 31, 2009	4,448	$39.70

Granted	607	66.68
Exercised	(404)	23.75
Cancelled	(30)	53.32

Outstanding at July 2, 2010	4,621	$44.55	6.5	$86,026

Exercisable at July 2, 2010	2,683	$34.45	4.7	$75,615

The following table provides information regarding the intrinsic value of stock options exercised, stock compensation expense related to stock option awards, fair value of stock options issued and assumptions used in determining fair value:

	Three Months Ended		Six Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
Intrinsic Value of Stock Options Exercised (in thousands)	$6,573	$2,727	$17,176	$6,011
Stock Compensation Expense Related to Stock Option Awards (in thousands)	$6,121	$6,247	$7,656	$8,671
Issued Stock Options (in thousands)	602	695	607	695
Weighted Average Fair Value of Stock Options issued (per share)	$16.69	$14.82	$16.72	$14.82
Fair Value of Stock Options Issued (in thousands)	$10,047	$10,300	$10,149	$10,300

Assumptions Used:
Risk-free interest rate	2.7%	3.2%	2.7%	3.2%
Expected life in Years	6.5	6.4	6.5	6.4
Expected volatility	21.4%	21.9%	21.4%	21.9%
Dividend Yield	0.8%	0.7%	0.8%	0.7%

Stock compensation expense related to restricted stock awards was $0.1 million and $0.2 million for the three and six months ended July 2, 2010, respectively, and $0.1 million and $0.3 million, respectively, for the same periods of 2009.

The fair value of stock options is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

7. Fair Value Measurements

Fair Value Hierarchy

ASC Subtopic 820-10, Fair Value Measurements and Disclosures, establishes a hierarchy that prioritizes the inputs (generally, assumptions that market participants would use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs, as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels in the six months ended July 2, 2010. The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, all of which were measured based on Level 2 inputs:

	July 2, 2010	December 31, 2009
(In thousands)	(Level 2)	(Level 2)
Assets
Foreign exchange contracts	$134	$0
Equity derivatives	0	1,452
Diesel fuel contract	0	596

	$134	$2,048

Liabilities
Foreign exchange contracts	$0	$743
Equity derivatives	154	0
Diesel fuel contract	1,163	343
Interest rate collars and swaps	4,625	5,120

	$5,942	$6,206

The fair value of the foreign exchange contracts is based on observable forward rates in commonly quoted intervals for the full term of the contract.

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at July 2, 2010 and December 31, 2009.

	July 2, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$1,554	$1,595	$1,388	$1,388
Long-term note receivable	1,000	1,051	954	991
Financial Liabilities:
Short-term borrowings	1,708	1,708	34,895	34,895
Current portion of long-term debt	158,569	156,034	184,054	178,045
6% Senior subordinated note debt	250,000	254,063	250,000	254,688
Long-term bank debt	290,594	283,964	347,347	328,686

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable: The fair value of the note receivable reflects what management believes is the appropriate interest factor at July 2, 2010 and December 31, 2009, respectively, based on similar risks in the market.

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

At inception, the Company formally designates and documents qualifying instruments as hedges of underlying exposures. Changes in the fair value of derivatives designated as hedges and qualifying for hedge accounting are recorded in other comprehensive income and reclassified into earnings during the period in which the hedged exposure affects earnings. The Company reviews the effectiveness of its hedging instruments on a quarterly basis. If the Company determines that a derivative instrument is no longer highly effective in offsetting changes in fair values or cash flows, it recognizes in current period earnings the hedge ineffectiveness and discontinues hedge accounting with respect to the derivative instrument. Changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting are recognized in current period earnings. Upon termination of cash flow hedges, the Company reclassifies gains and losses from other comprehensive income based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require immediate recognition in earnings of gains and losses previously recorded in other comprehensive income.

During the second quarter of 2010, the Company entered into hedge agreements with a financial counterparty to pay a fixed price per gallon of diesel fuel that was determined at the time the hedge was executed and receive a floating rate payment (variable common carriers’ mileage surcharge). The last of the agreements expire on September 30, 2011. The floating rate payment is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index price during the applicable month. The floating rate payment is designed to offset any increase or decrease in fuel surcharge payments that the Company pays to its common carriers. Since the agreements qualify for hedge accounting under ASC Subtopic 815-20, Derivatives and Hedging: Hedging - General, changes in the fair value of cash flow hedge agreements are recorded in Other Comprehensive Income.

For additional details on the Company’s risk management activities and accounting for the Company’s derivative instruments, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on our Consolidated Statements of Income and on other comprehensive income (“OCI”):

Fair Value of Derivative Instruments

		Notional Amount (Ending Balance)	Fair Value at
(In thousands)	Balance Sheet Location	July 2, 2010	July 2, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC Subtopic 815-20

Asset Derivatives
Foreign exchange contracts	Accounts receivable	$15,500	$134	$0

Total assets			$134	$0

Liability Derivatives
Foreign exchange contracts	Accounts payable and accrued expenses	$0	$0	$743
Diesel fuel contract	Accounts payable and accrued expenses	$5,806	1,163	0
Interest rate collars and swaps	Deferred and other long-term liabilities	$250,000	4,625	5,120

Total liabilities			$5,788	$5,863

Derivatives not designated as hedging instruments under ASC Subtopic 815-20

Asset Derivatives
Diesel fuel contract	Other current assets	$0	$0	$596
Equity derivatives	Other current assets	$0	0	1,452

Total assets			$0	$2,048

Liability Derivatives
Equity derivatives	Accounts payable and accrued expenses	$13,009	$154	$0
Diesel fuel contract	Accounts payable and accrued expenses	$0	0	343

Total liabilities			$154	$343

(In thousands)	Income Statement Location		Amount of Gain (Loss) Recognized in Income Three Months Ended July 2, 2010	Amount of Gain (Loss) Recognized in Income Three Months Ended June 26, 2009
Derivatives not designated as hedging instruments under ASC Subtopic 815-20
Equity derivatives	Selling, general and administrative expenses		$(1,092)	$663
Diesel fuel contracts	Cost of sales		(349)	1,049

Total gain (loss) recognized in income			$(1,441)	$1,712

(In thousands)			Amount of Gain (Loss) Recognized in OCI from Derivatives Three Months Ended July 2, 2010	Amount of Gain (Loss) Recognized in OCI from Derivatives Three Months Ended June 26, 2009
Derivatives in ASC Subtopic 815-20 cash flow hedging relationship

Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)		$662	$(533)
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)		(698)	0
Interest rate swap (net of taxes)	Other comprehensive income (loss)		372	89
Interest rate collars (net of taxes)	Other comprehensive income (loss)		314	409

Total gain (loss) recognized in OCI			$650	$(35)

(In thousands)	Income Statement Location		Amount of Gain (Loss) Recognized in Income Six Months Ended July 2, 2010	Amount of Gain (Loss) Recognized in Income Six Months Ended June 26, 2009
Derivatives not designated as hedging instruments under ASC Subtopic 815-20
Equity derivatives	Selling, general and administrative expenses		$205	$181
Diesel fuel contracts	Cost of sales		(552)	961

Total gain (loss) recognized in income			$(347)	$1,142

(In thousands)			Amount of Gain (Loss) Recognized in OCI from Derivatives Six Months Ended July 2, 2010	Amount of Gain (Loss) Recognized in OCI from Derivatives Six Months Ended June 26, 2009
Derivatives in ASC Subtopic 815-20 cash flow hedging relationship

Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)		$557	$(147)
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)		(698)	0
Interest rate swap (net of taxes)	Other comprehensive income (loss)		(142)	89
Interest rate collars (net of taxes)	Other comprehensive income (loss)		441	971

Total gain (loss) recognized in OCI			$158	$913

The notional amount on a financial instrument is the nominal or face amount that is used to calculate payments made on that instrument. The amount of gain (loss) reclassified from other comprehensive income to earnings was immaterial for the six months ended July 2, 2010 and June 26, 2009.

9. Acquisition of Assets

On June 4, 2010, the Company acquired the Simply Saline brand from Blairex Laboratories (“Simply Saline Acquisition”) for cash consideration of $70.0 million. The Simply Saline brand will be managed principally within the Consumer Domestic segment. The preliminary fair values of the assets acquired are as follows:

(In thousands)	Fair Value of Assets Acquired
Inventory	$1,725
Tradenames and other intangibles	50,735
Goodwill	17,565

Total Assets	70,025
Liabilities	0

Purchase Price (1)	$70,025

(1)	Includes a $25 thousand accrual for an inventory purchase price adjustment.

Pro forma results reflecting the Simply Saline Acquisition are not presented because they did not have a material effect on the Company’s consolidated financial results.

10. Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets excluding goodwill:

	July 2, 2010				December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:

Tradenames	$116,168	$(50,197)	$65,971	3-20	$118,373	$(46,721)	$71,652
Customer Relationships	244,940	(43,803)	201,137	15-20	241,640	(37,205)	204,435
Patents/Formulas	27,370	(19,401)	7,969	4-20	27,370	(18,084)	9,286
Non Compete Agreement	1,378	(979)	399	5-10	1,143	(918)	225

Total	$389,856	$(114,380)	$275,476		$388,526	$(102,928)	$285,598

Indefinite lived intangible assets - Carrying value

Tradenames	$552,581				$509,293

Intangible amortization expense amounted to $5.9 million for the second quarter of 2010 and $6.0 million for the same period of 2009. Intangible amortization expense amounted to $11.8 million for the first six months of 2010 and $12.1 million for the same period of 2009. The Company estimates that intangible amortization expense will be approximately $23.0 million in 2010 and in each of the next four years.

Indefinite lived tradenames, customer relationships and non compete agreement intangible assets increased in the quarter ended July 2, 2010 due to the Simply Saline Acquisition. The acquired intangible assets reflect their preliminary allocable purchase price as of June 4, 2010.

The following table provides information regarding the changes in the carrying amount of goodwill for the six months ended July 2, 2010:

(In thousands)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2009	$781,364	$36,486	$20,228	$838,078
Preliminary Simply Saline acquired goodwill	17,565	0	0	17,565
Additional contingent consideration	274	0	0	274

Balance July 2, 2010	$799,203	$36,486	$20,228	$855,917

The Company performed its annual goodwill impairment test in the beginning of the second quarter of 2010, and no adjustments were required.

11. Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)	July 2, 2010	December 31, 2009
Short-term borrowings
Securitization of accounts receivable	$0	$30,000
Various debt due to international banks	1,708	4,895

Total short-term borrowings	$1,708	$34,895

Long-term debt
Term Loan facility	$449,163	$531,401
6% Senior subordinated notes	250,000	250,000

Total long-term debt	699,163	781,401
Less: current maturities	158,569	184,054

Net long-term debt	$540,594	$597,347

The long-term debt principal payments required to be made are as follows:

(In thousands)
Due by June 2011	$158,569
Due by June 2012	225,039
Due by December 2012	315,555

$699,163

Securitization

During the first six months of 2010, the Company repaid the entire borrowings of $30.0 million under its accounts receivable securitization facility. In February 2010, the accounts receivable securitization facility was renewed with a new maturity date of February 2011 under similar terms and conditions. The maximum funding available under the securitization facility is $115 million.

12. Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

Consolidated Statement of Comprehensive Income

The following table provides information related to the Company’s comprehensive income for the three and six months ended July 2, 2010 and June 26, 2009:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
Net Income	$74,273	$58,157	$154,246	$120,733
Other Comprehensive Income, Net of Tax:
Foreign Exchange Translation Adjustments	(11,302)	23,837	(17,354)	19,332
Derivative Agreements	650	(35)	158	913
Defined Benefit Plan Adjustments	0	0	0	(9)

Comprehensive Income	63,621	81,959	137,050	140,969
Comprehensive Income attributable to the noncontrolling interest	2	6	(2)	(10)

Comprehensive Income attributable to Church & Dwight Co., Inc.	$63,623	$81,965	$137,048	$140,959

Accumulated Other Comprehensive Income

The components of changes in accumulated other comprehensive income are as follows:

(In thousands)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2009	$26,947	$(13,293)	$(3,576)	$10,078
Comprehensive income changes during the six months ended (net of tax of $35)	(17,356)	0	158	(17,198)

Balance July 2, 2010	$9,591	$(13,293)	$(3,418)	$(7,120)

13. Benefit Plans

The following table provides information regarding the net periodic benefit cost for the Company’s pension and postretirement plans for the three and six months ended July 2, 2010 and June 26, 2009:

	Pension Costs		Pension Costs
	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
Components of Net Periodic Benefit Cost:
Service cost	$417	$385	$866	$773
Interest cost	1,554	1,628	3,354	3,262
Expected return on plan assets	(1,058)	(1,478)	(2,608)	(2,961)
Amortization of prior service cost	112	0	228	0
Recognized actuarial (gain) loss	12	340	264	678

Net periodic benefit cost	$1,037	$875	$2,104	$1,752

	Postretirement Costs		Postretirement Costs
	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
Components of Net Periodic Benefit Cost:
Service cost	$93	$82	$186	$163
Interest cost	319	315	637	631
Amortization of prior service cost	32	15	65	30
Recognized actuarial (gain) loss	0	2	0	3

Net periodic benefit cost	$444	$414	$888	$827

The Company made cash contributions of approximately $1.6 million to its pension plans during the first six months of 2010. The Company estimates it will be required to make additional cash contributions to its pension plans during the remainder of the year of approximately $0.3 million.

On January 27, 2010, the Company’s Board of Directors approved the termination, effective April 15, 2010, of its domestic defined benefit pension plan, which discontinued further benefit accruals. The Company is reviewing the impact that the current decline in interest rates will have to the termination expense and cash requirement estimates reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

c. As of July 2, 2010, the Company had commitments to acquire approximately $100.6 million of raw materials, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

d. The Company has $3.8 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency. In addition, the Company guarantees the payment of rent on a leased facility in Spain. The lease expires in November 2012, and the accumulated monthly lease payments from July 2, 2010 through the remainder of the lease term are approximately $1.6 million. Approximately two thirds of the rental space is subleased to a third party.

e. In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition. The Company made cash payments of $0.3 million, and accrued a payment of $0.1 million in the first six months of 2010. The payment and accrual were accounted for as additional purchase price. The Company has paid approximately $10.1 million, exclusive of the $0.1 million accrual, in additional performance-based payments since the acquisition.

f. During 2009, one of the Company’s international facilities discharged chemicals into the environment. The Company currently is developing a formal remediation plan, and based on available information, accrued approximately $3 million in 2009 and an additional $1.1 million in 2010 for remediation and related costs. However, the Company cannot assure that additional costs will not be incurred in connection with this matter.

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

h. The Company has recorded liabilities in connection with uncertain income tax positions that, although supportable, may be challenged by the tax authorities. The tax years 2004 through 2008 are currently under audit by the U.S. Internal Revenue Service and several state taxing authorities. In addition, certain statutes of limitations are scheduled to expire in the near future. The Company expects that within the next six months, potential settlement of these audits or the lapse of applicable statues of limitations could result in reductions in income tax expense of up to $3 million and in pretax interest expense of up to $4 million.

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

15. Related Party Transactions

The following summarizes the balances and transactions between the Company and each of two 50% owned entities, Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”):

	Armand Six Months Ended		ArmaKleen Six Months Ended
(In thousands)	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009

Purchases by Company	$6,751	$4,645	$0	$0
Sales by Company	$0	$0	$2,768	$2,420
Outstanding Accounts Receivable	$174	$919	$803	$642
Outstanding Accounts Payable	$1,101	$931	$0	$0
Administration & Management Oversight Services (1)	$845	$803	$1,237	$1,393

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

16. Sale of Assets

In the first quarter of 2010, the Company sold the BRILLO and certain LAMBERT KAY pet product brands, along with associated productive assets, that were classified as net assets held for sale at December 31, 2009. The aggregate carrying value of these assets at December 31, 2009 was approximately $8.8 million. Subsequent to December 31, 2009, the Company received net proceeds from the sale of these assets of $8.2 million, along with a note receivable of $1.8 million, and recognized a gain of approximately $1.0 million in the first quarter of 2010 that was recorded as an offset to selling, general and administrative expenses in the Consumer Domestic segment.

17. Restructuring Activities

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

The following table summarizes the liability and cash costs relating to the closing of the North Brunswick facility for the six months ended July 2, 2010, which have been included in cost of sales for the Consumer Domestic segment:

(In thousands)	Severance Liability	Contract Termination Costs	Other Exit and Disposal Costs	Total Costs
Liability Balance at December 31, 2009	$2,734	$5,738	$877	$9,349
Costs incurred and charged to expenses	0	2,554	0	2,554
Adjustments related to the North Brunswick Lease	0	1,520	247	1,767
Costs paid or settled	(2,434)	(3,320)	(1,061)	(6,815)

Liability Balance at July 2, 2010	$300	$6,492	$63	$6,855

The Company does not anticipate any additional material expenditures in connection with the closing of the North Brunswick facility.

18. Segments

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

The Corporate segment income consists of equity in earnings of affiliates. The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of July 2, 2010. The Company’s equity in earnings of Armand and ArmaKleen for the three and six months ended July 2, 2010 and June 26, 2009 is included in the Corporate segment.

Segment sales and Income before Income Taxes for the three and six months ended July 2, 2010 and June 26, 2009, were as follows:

(In thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
Second Quarter 2010	$465,522	$112,105	$63,260	$0	$640,887
Second Quarter 2009	468,123	94,773	60,223	0	623,119
First Six Months of 2010	$932,232	$214,760	$128,448	$0	$1,275,440
First Six Months of 2009	906,213	177,533	120,240	0	1,203,986

Income Before Income Taxes(2)
Second Quarter 2010	$97,627	$11,669	$5,534	$1,585	$116,415
Second Quarter 2009	74,905	8,703	7,384	3,993	94,985
First Six Months of 2010	$196,771	$27,251	$14,895	$2,847	$241,764
First Six Months of 2009	154,839	19,420	13,520	6,698	194,477

(1)	Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. Intersegment sales from Consumer International to Consumer Domestic were $1.0 million and $1.2 million for the quarter ended July 2, 2010 and June 26, 2009, respectively, and were $1.7 million and $1.7 million for the six months ended July 2, 2010 and June 26, 2009, respectively. These results are eliminated from Consumer International segment results.

(2)	In determining Income Before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments in proportion to their respective operating profit. The Corporate segment income consists of equity in earnings of affiliates.

Product line revenues from external customers for the three and six months ended July 2, 2010 and June 26, 2009, respectively, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
Household Products	$296,587	$294,305	$599,835	$578,355
Personal Care Products	168,935	173,818	332,397	327,858

Total Consumer Domestic	465,522	468,123	932,232	906,213
Total Consumer International	112,105	94,773	214,760	177,533
Total SPD	63,260	60,223	128,448	120,240

Total Consolidated Net Sales	$640,887	$623,119	$1,275,440	$1,203,986

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products and skin care products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated Results

Net Sales

Net sales for the quarter ended July 2, 2010 were $640.9 million, an increase of $17.8 million or 2.9% over the second quarter of 2009. Net sales for the six months ended July 2, 2010 were $1,275.4 million, $71.4 million or 5.9% above the comparable six month period of 2009. The components of the net sales increase are the following:

Net Sales - Consolidated	Three Months Ended July 2, 2010	Six Months Ended July 2, 2010
Product volumes sold	6.6%	8.4%
Foreign exchange rate fluctuations	1.7%	2.2%
Change in customer delivery arrangements	-1.2%	-0.6%
Pricing and sales mix	-2.9%	-2.8%
Acquired product lines(1)	0.2%	0.1%
Divested product lines(2)	-1.5%	-1.4%

Net Sales increase (decrease)	2.9%	5.9%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line. Net sales subsequent to the acquisition are included in the Company’s results. (See Note 9 to the condensed consolidated financial statements included in this report for further information.)
(2)	Product lines divested included the BRILLO and LAMBERT KAY product lines, which were divested in the first quarter of 2010, and ancillary products divested in the second quarter of 2009 that initially were acquired in connection with the Company’s acquisition of the ORAJEL brand of products from Del Laboratories, Inc., a subsidiary of Coty, Inc., in July 2008.

The lower pricing and less favorable sales mix primarily reflects higher trade promotion and slotting costs in support of new product launches. During the quarter, the Company changed delivery arrangements with certain customers which resulted in a reduction in net sales due to a transportation allowance for a customer pick-up program. Previously, the cost to ship product was included in cost of sales. Due to the Company’s fiscal calendar, the first quarter of 2010 was six days longer than the first quarter of 2009 and, therefore, the first six months of 2010 was six days longer than the first six months of 2009.

Operating Costs

The Company’s gross profit was $290.9 million for the three months ended July 2, 2010, a $9.3 million increase as compared to the same period in 2009. Gross margin increased 20 basis points to 45.4% in the second quarter as compared to 45.2% in the same quarter in 2009. The gross margin increase is due to a reduction in costs associated with the shutdown of the Company’s manufacturing and warehouse facility in North Brunswick, New Jersey in 2009, manufacturing efficiencies at the new manufacturing facility in York, Pennsylvania and the change in customer delivery arrangements partially offset by higher trade spending and commodity costs. The gross profit increase was attributable to the effect of higher volumes and lower manufacturing conversion costs, partially as a result of cost efficiencies derived from the Company’s new manufacturing facility in York, Pennsylvania, a reduction in costs associated with the shutdown of the Company’s manufacturing and warehouse facility in North Brunswick, New Jersey in 2009, as well as favorable foreign exchange rates. Partially offsetting the profit improvement were higher trade promotion and slotting costs, higher commodity costs and the net effect of the divested and acquired product lines. For the six month period ended July 2, 2010, gross profit increased $45.5 million to $576.4 million. Gross margin increased 110 basis points to 45.2% in the first six months of 2010 as compared to 44.1% in the same period of 2009. The factors causing the increase in gross profit for the six months ended July 2, 2010 are the same as those applicable to the second quarter 2010.

Marketing expenses were $82.8 million in the second quarter, a decrease of $10.9 million as compared to the same period in 2009. Marketing expense as a percentage of net sales decreased 210 basis points to 12.9% in the second quarter as compared to 15.0% in last year’s second quarter. Marketing spending primarily was in support of our eight power brands with an increase in ARM & HAMMER liquid laundry detergent. Funds from the reduction in marketing expenses primarily were used to increase trade promotion expenses (reflected in net sales) due to competitive activity which contributed to the decline in marketing expenses. Marketing expenses for the first six months of 2010 was $151.7 million, a decrease of $8.4 million as compared to the same period in 2009. Marketing expense as a percentage of net sales decreased 140 basis points to 11.9% in the first six months as compared to 13.3% in the same period last year. The factors causing the decrease in marketing expense for the six months ended July 2, 2010 are the same as those applicable to second quarter 2010 marketing expenses.

Selling, general and administrative expenses (“SG&A”) were $88.1 million in the second quarter of 2010, a decrease of $0.7 million as compared to the same period in 2009. The decrease is primarily due to lower incentive compensation costs, partially offset by the effect of higher exchange rates and increased information system costs associated with a global information system upgrade project. SG&A expenses for the first half of 2010 were $172.7 million, an increase of $5.5 million over the same period in 2009. The increase is primarily due to the effect of foreign exchange rates, higher research and development costs, higher selling costs in support of higher sales and costs associated with the global information system upgrade project, partially offset by lower incentive compensation costs and the gain on the sale of the LAMBERT KAY product line during the first quarter of 2010.

Other Income and Expense

Equity in earnings of affiliates decreased by $2.4 million in the quarter and $3.9 million for the six month period as compared to the same periods of last year. The decrease is due to lower equity income from the Company’s Armand Products Company joint venture due to lower pricing resulting from increased competitive activity and higher raw material costs.

Investment income for the three and the six month periods ended July 2, 2010 decreased $0.3 million and $0.6 million respectively, compared to the same periods in 2009 due to lower interest rates, although there was a higher average cash balance for investment as compared to the same period in 2009.

Interest expense for the three and the six month periods ended July 2, 2010 decreased $3.9 million and $4.5 million respectively, compared to the same periods in 2009. The decline was due to the reversal of interest expense associated with certain tax reserves, lower interest rates compared to the prior year, as well as lower average debt outstanding.

Taxation

The effective tax rate in each of the second quarter and first six months of 2010 was 36.2%, compared to 38.8% and 37.9% for the quarterly and six month periods last year. The decrease in the effective tax rate resulted from an increase in the U.S. manufacturing tax deduction. Excluding the effect of possible resolution of uncertain tax positions that may reduce income tax expense, the 2010 annual effective tax rate is projected to be approximately 36%. The tax years 2004 through 2008 are currently under audit by the U.S. Internal Revenue Service and several state taxing authorities. In addition, certain statutes of limitations are scheduled to expire in the near future. The Company expects that within the next six months potential settlement of these audits or the lapse of applicable statues of limitations could result in reductions in income tax expense of up to $3 million and in pretax interest expense of up to $4 million.

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

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of July 2, 2010. The equity in earnings of Armand and ArmaKleen for the three and six months ended July 2, 2010 and June 26, 2009 is included in the Corporate segment.

Segment sales and income before income taxes for the three and six months ended July 2, 2010 and June 26, 2009 were as follows:

(In thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
Second Quarter 2010	$465,522	$112,105	$63,260	$0	$640,887
Second Quarter 2009	468,123	94,773	60,223	0	623,119
First Six Months of 2010	$932,232	$214,760	$128,448	$0	$1,275,440
First Six Months of 2009	906,213	177,533	120,240	0	1,203,986

Income Before Income Taxes(2)
Second Quarter 2010	$97,627	$11,669	$5,534	$1,585	$116,415
Second Quarter 2009	74,905	8,703	7,384	3,993	94,985
First Six Months of 2010	$196,771	$27,251	$14,895	$2,847	$241,764
First Six Months of 2009	154,839	19,420	13,520	6,698	194,477

(1)	Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. Intersegment sales from Consumer International to Consumer Domestic were $1.0 million and $1.2 million for the quarters ended July 2, 2010 and June 26, 2009, respectively, and $1.7 million and $1.7 million for the six months ended July 2, 2010 and June 26, 2009, respectively. These results are eliminated from the Consumer International segment results.

(2)	In determining Income Before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments in proportion to their respective operating profit. The Corporate segment income consists of equity in earnings of affiliates.

Product line revenues from external customers for the three and six months ended July 2, 2010 and June 26, 2009, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
Household Products	$296,587	$294,305	$599,835	$578,355
Personal Care Products	168,935	173,818	332,397	327,858

Total Consumer Domestic	465,522	468,123	932,232	906,213
Total Consumer International	112,105	94,773	214,760	177,533
Total SPD	63,260	60,223	128,448	120,240

Total Consolidated Net Sales	$640,887	$623,119	$1,275,440	$1,203,986

Consumer Domestic

Consumer Domestic net sales in the second quarter of 2010 were $465.5 million, a decrease of $2.6 million or 0.6% as compared to the second quarter of 2009. Consumer Domestic net sales for the six months ended July 2, 2010 were $932.2 million, an increase of $26.0 million or 2.9% as compared to the same period of 2009. The components of the net sales change are the following:

Net Sales - Consumer Domestic	Three Months Ended July 2, 2010	Six Months Ended July 2, 2010
Product volumes sold	6.9%	9.2%
Foreign exchange rate fluctuations	0.0%	0.0%
Change in customer delivery arrangements	-1.6%	-0.8%
Pricing and sales mix	-4.2%	-3.9%
Acquired product lines(1)	0.2%	0.1%
Divested product lines(2)	-1.9%	-1.7%

Net Sales increase (decrease)	-0.6%	2.9%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line. Net sales subsequent to the acquisition are included in the Company’s segment results. (See Note 9 to the condensed consolidated financial statements included in this report for further information.)
(2)	Product lines divested included the BRILLO and LAMBERT KAY product lines, which were divested in the first quarter of 2010, and ancillary products divested in the second quarter of 2009 that initially were acquired in connection with the Company’s acquisition of the ORAJEL brand of products from Del Laboratories, Inc., a subsidiary of Coty, Inc., in July 2008.

In both the second quarter and the six months ended July 2, 2010, higher sales of ARM & HAMMER liquid laundry detergent, ARM & HAMMER SUPER SCOOP cat litter, TROJAN condoms and KABOOM bathroom cleaner were offset by lower sales of XTRA liquid laundry detergent, ARM & HAMMER powder detergent and certain oral care products. Net sales for the six months ended July 2, 2010 were favorably affected by the Company’s first quarter fiscal calendar. As noted above, the first fiscal quarter of 2010 was six days longer than the first fiscal quarter of 2009.

Consumer Domestic income before income taxes for the second quarter of 2010 was $97.6 million, a $22.7 million increase as compared to the same period of 2009. For the six month period ended July 2, 2010, income before income taxes was $196.8 million, a $41.9 million increase as compared to the first six months of 2009. The impact of higher volumes, cost efficiencies derived from the Company’s new manufacturing facility in York, Pennsylvania, lower costs associated with the North Brunswick, New Jersey plant and warehouse shutdown in 2009, lower manufacturing costs, lower marketing costs, lower SG&A costs and lower allocated interest expense was partially offset by higher trade promotion and slotting expenses.

Consumer International

Consumer International net sales were $112.1 million in the second quarter of 2010, an increase of $17.3 million or 18.3% as compared to the second quarter of 2009. Consumer International net sales in the first six months of 2010 were $214.8 million, an increase of $37.2 million or approximately 21.0% as compared to the same period in 2009. The components of the net sales increase are the following:

Net Sales - Consumer International	Three Months Ended July 2, 2010	Six Months Ended July 2, 2010
Product volumes sold	10.7%	9.9%
Foreign exchange rate fluctuations	9.3%	12.5%
Change in customer delivery arrangements	0.0%	0.0%
Pricing and sales mix	-1.3%	-1.1%
Acquired product lines(1)	0.0%	0.0%
Divested product lines(2)	-0.4%	-0.3%

Net Sales increase (decrease)	18.3%	21.0%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line. Net sales subsequent to the acquisition are included in the Company’s segment results. (See Note 9 to the condensed consolidated financial statements included in this report for further information.)
(2)	Product lines divested included the BRILLO and LAMBERT KAY product lines, which were divested in the first quarter of 2010, and ancillary products divested in the second quarter of 2009 that initially were acquired in connection with the Company’s acquisition of the ORAJEL brand of products from Del Laboratories, Inc., a subsidiary of Coty, Inc., in July 2008.

Higher unit volumes were generated principally in Canada, Australia, the United Kingdom and Brazil. Net sales for the six months ended July 2, 2010 were favorably affected by the longer fiscal first quarter of 2010 as compared to the same quarter of 2009 in certain countries.

Consumer International income before income taxes was $11.7 million in the second quarter of 2010, an increase of $3.0 million as compared to the second quarter of 2009. Higher profits are attributable to the higher sales volume and favorable exchange rates, partially offset by higher SG&A and marketing costs. For the first six months of 2010, income before income taxes was $27.3 million, a $7.9 million increase as compared to the first six months of 2009. The factors causing the increase in Consumer International income before income taxes for the six months ended July 2, 2010 are the same as those applicable to the second quarter of 2010.

Specialty Products Division

Specialty Products net sales were $63.3 million in the second quarter of 2010, an increase of $3.0 million or 5.0% as compared to the second quarter of 2009. Specialty Products net sales were $128.4 million for the first six months of 2010, an increase of $8.2 million, or 6.8% as compared to the same period of 2009. The components of the net sales increase are the following:

Net Sales - Specialty Products Division	Three Months Ended July 2, 2010	Six Months Ended July 2, 2010
Product volumes sold	-1.4%	0.3%
Foreign exchange rate fluctuations	3.1%	3.5%
Change in customer delivery arrangements	0.0%	0.0%
Pricing and sales mix	3.6%	3.2%
Acquired product lines	0.0%	0.0%
Divested product lines	-0.3%	-0.2%

Net Sales increase (decrease)	5.0%	6.8%

The higher prices are in response to raw material increases primarily in the animal nutrition business. Net sales for the six months ended July 2, 2010 were favorably affected by the longer fiscal first quarter of 2010 as compared to the same quarter of 2009.

Specialty Products income before income taxes was $5.5 million in the second quarter of 2010, a decrease of $1.9 million as compared to the same period of 2009, and was $14.9 million for the first six months of 2010, an increase of $1.4 million as compared to the same six month period of 2009. The results for the quarter and six months ended July 2, 2010 reflect an environmental remediation charge at one of the Company’s international subsidiaries of $1.1 million and higher manufacturing costs. The effect of higher prices noted above partially offset the effect of the higher costs.

Liquidity and Capital Resources

As of July 2, 2010, the Company had $364.3 million in cash, $115.0 million available through its accounts receivable securitization facility, approximately $96 million available under its $100.0 million revolving credit facility and a $250.0 million accordion feature that enables the Company to increase the principal amount of its term loan. To enhance the safety of its cash resources, the Company invests its cash primarily in government agency money market funds.

The Company renewed its accounts receivable securitization facility in February 2010. This facility has been renewed annually in the past, and the Company anticipates that this facility will be renewed in February 2011. The Company believes that its ability to access the sources of cash described above has not been adversely affected by recent economic events. Therefore, the Company currently does not anticipate that the credit environment will have a material adverse effect on its ability to address its current and forecasted liquidity requirements. The Company anticipates that its cash from operations, along with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, mandatory debt repayment schedule and pension funding requirements, including funding for the anticipated termination of the domestic plan, over the next twelve months and to enable the Company to continue payment of its common stock dividend at its current rate for the foreseeable future. On August 4, 2010, the Company’s Board of Directors declared an increase in the regular quarterly dividend from $0.14 to $0.17 per share, equivalent to an annual dividend of $0.68 per share. The higher dividend raises the annualized dividend payout from $40 million to $48 million.

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

Net Debt

The Company had outstanding total debt of $700.9 million and cash of $364.3 million (of which approximately $67.9 million resides in foreign subsidiaries) at July 2, 2010. Total debt less cash (“net debt”) was $336.6 million at July 2, 2010. This compares to total debt of $816.3 million and cash of $447.1 million, resulting in net debt of $369.2 million at December 31, 2009.

Cash Flow Analysis

	Six Months Ended
(In thousands)	July 2, 2010	June 26, 2009

Net cash provided by operating activities	$123,840	$194,786
Net cash (used in) investing activities	$(80,809)	$(26,381)
Net cash (used in) financing activities	$(120,979)	$(14,113)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first six months of 2010 decreased $71.0 million to $123.8 million as compared to the same period in 2009. The decrease was primarily due to unfavorable changes in working capital (exclusive of cash).

For the six months ended July 2, 2010, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable increased $22.2 million due to the timing of increased net sales.

Inventories increased $4.4 million primarily to support new product launches and anticipated higher sales.

Accounts payable and other accrued expenses decreased $40.3 million, primarily because incentive and profit sharing payments were made in the first quarter of 2010, and severance related payments associated with the closure of the Company’s North Brunswick facility in 2009 were made in the first six months of 2010.

Income taxes payable decreased $16.4 million due to higher payments associated with higher earnings and the timing of payments.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2010 was $80.8 million, reflecting the $70.0 million acquisition of the Simply Saline brand and $20.5 million of property, plant and equipment expenditures, partially offset by approximately $8.2 million of proceeds received for assets sold, $1.6 million in payments received on outstanding notes receivable, and state government grants of $1.7 million received for the York, Pennsylvania facility.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first six months of 2010 was $121.0 million. This reflects a net decrease in debt of $115.3 million resulting from $82.2 million of mandatory payments on the Term Loan and repayment of $30.0 million associated with the Company’s accounts receivable securitization facility. Payments of cash dividends of $19.8 million were largely offset by proceeds of and tax benefits from stock option exercises of $14.3 million.

Certain Financial Covenants

Adjusted EBITDA is a component of the financial covenants contained in, and is defined in, the Company’s principal credit agreement (the “Credit Agreement”). Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. The leverage ratio during the twelve months ended July 2, 2010 was 1.3, which is below the maximum of 3.0 permitted under the Credit Agreement, and the interest coverage ratio for the twelve months ending July 2, 2010 was 17.8, which is above the minimum of 3.0 permitted under the Credit Agreement. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Company.

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

Interest Rate Risk

The Company had outstanding total debt at July 2, 2010 of $700.9 million, of which $250.0 million or 36% carries a fixed rate of interest. The remaining debt balance is comprised primarily of $449.2 million in term loans under the Company’s principal credit facilities, and $1.7 million of debt at one of the Company’s international subsidiaries.

As of July 2, 2010, the Company had a cash flow hedge zero cost collar agreement covering a notional amount of $100.0 million, effective as of September 29, 2006, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. The hedge agreement has a term of five years, with a cap of 6.50% and a floor of 3.57%. The Company recorded a charge to interest expense of $0.8 million in the second quarter of 2010, and $1.7 million in the six months ended July 2, 2010 with respect to this hedge agreement. The Company estimates it will recognize approximately $1.4 million in interest expense under the hedge agreement during the last six months of 2010. The cash flow hedge agreement qualified for hedge accounting in accordance with ASC Subtopic 815-20 and, therefore, changes in the fair value of this cash flow hedge agreement are recorded in Other Comprehensive Income on the balance sheet.

In addition, the Company entered into interest rate swap hedge agreements covering a notional amount of $150.0 million, effective as of June 26, 2009, to reduce the impact of interest rate fluctuations on a portion of its term loan indebtedness. The cash flow hedge agreements have terms of two years and a fixed rate of 1.38%. The Company recorded a charge to interest expense of $0.4 million in the second quarter of 2010, and $0.8 million in the six months ended July 2, 2010 with respect to these interest rate swap hedge agreements. The Company estimates it will recognize approximately $0.5 million in interest expense under the interest rate swap hedge agreements during the last six months of 2010. The interest swap hedge agreements qualified for hedge accounting under ASC Subtopic 815-20 and, therefore, changes in the fair value of cash flow hedge agreements are recorded in Other Comprehensive Income on the balance sheet.

The weighted average interest rate on all Company borrowings at July 2, 2010, giving effect to the cash flow hedge zero cost collar and interest rate swap agreements and excluding deferred financing costs and commitment fees, was approximately 3.6%.

If the variable rate on the Company’s floating rate debt outstanding on July 2, 2010 were to change by 100 basis points from the July 2, 2010 level, annual interest expense associated with the floating rate debt would change by approximately $2.0 million.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in the U.S. dollar, Canadian dollar, British pound and Euro. The Company’s Canadian subsidiary entered into forward exchange contracts to protect the Company from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows. The last of the contracts expire by the end of December 2010. The face value of the unexpired contracts as of July 2, 2010 totaled U.S. $15.5 million. The gain recorded, net of deferred taxes, as a result of changes in fair value of the forward exchange contracts, was approximately $0.7 million and $0.6 million for the three and six months ended July 2, 2010, respectively. The contracts qualified for hedge accounting in accordance with ASC Subtopic 815-20, and therefore, changes in the fair value were marked to market and recorded in Other Comprehensive Income.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During the second quarter of 2010, the Company entered into hedge agreements with a financial counterparty. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel that was determined at the time the hedge was executed and receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The last of the contracts expire on September 30, 2011. The floating rate payment is determined on a monthly basis based on the average of the Department of Energy’s Diesel Fuel Index price during the applicable month. The floating rate payment is designed to offset any increase or decrease in fuel surcharge payments that the Company pays to its carriers. The contracts cover approximately 39% of the Company’s 2010 and 23% of the Company’s 2011 diesel fuel requirements. The Company uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. The hedge agreements are designed to add stability to the Company’s product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract. These agreements qualify for hedge accounting under ASC Subtopic 815-20, Derivatives and Hedging: Hedging-General. Therefore, changes in the fair value of cash flow hedge agreements are recorded in Other Comprehensive Income on the balance sheet.

All unexpired diesel fuel hedge agreements existing as of December 31, 2009 were settled during the six months ended July 2, 2010.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in the liability to plan participants, as a result of changes in quoted fair values, with respect to contributions designated by the participants for notional investments in Company stock under the Company’s deferred compensation plan. Since the equity derivatives do not qualify for hedge accounting under ASC Subtopic 815-20, Derivatives and Hedging: Hedging - General, the Company is required to mark the agreements to market throughout the life of the agreements and record changes in fair value in the consolidated statement of income.

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

Cautionary Note on Forward-Looking Statements

This Report contains forward-looking statements, including, among others, statements relating to sales and earnings growth, earnings per share, margin improvement, trade and marketing spending, the Company’s hedge programs, interest rate collars and swap agreements, the impact of foreign exchange rate and commodities fluctuations, the effective tax rate, the impact of tax audits and the lapse of applicable statutes of limitations, the closing of the Company’s facilities in North Brunswick, New Jersey, the sufficiency of cash flows from operations and the Company’s current borrowing capacity to meet capital expenditure program costs, its mandatory debt repayment schedule, pension funding requirements and payment of dividends, the acquisition of the Simply Saline brand, divestitures, the effect of the credit environment on the Company’s liquidity and the Company’s ability to renew its accounts receivable securitization facility. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include a decline in market growth and consumer demand (including the effect of political, economic and marketplace conditions and events on consumer demand); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition; the impact of retailer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

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

ITEM 6.	EXHIBITS

	(3.1)	Restated Certificate of Incorporation of the Corporation, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended July 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 2, 2010 and June 26, 2009, (ii) Condensed Consolidated Balance Sheets at July 2, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2010 and June 26, 2009, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended July 2, 2010 and June 26, 2009 and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

	•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	August 9, 2010	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE:	August 9, 2010	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

	(3.1)	Restated Certificate of Incorporation of the Corporation, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended July 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 2, 2010 and June 26, 2009, (ii) Condensed Consolidated Balance Sheets at July 2, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2010 and June 26, 2009, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended July 2, 2010 and June 26, 2009 and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

	•	Indicates documents filed herewith.