Form 10-Q
period 2010-10-01
CHURCH & DWIGHT CO INC /DE/
filed 2010-11-09
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 1, 2010	Commission file number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 4, 2010, there were 71,133,550 shares of Common Stock outstanding.

PART I

PART II

1.	Legal Proceedings	32

1A.	Risk Factors	32

6.	Exhibits	32

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Net Sales	$656,901	$646,157	$1,932,341	$1,850,143
Cost of sales	367,962	361,272	1,067,022	1,034,349

Gross Profit	288,939	284,885	865,319	815,794
Marketing expenses	90,215	100,225	241,940	260,302
Selling, general and administrative expenses	85,769	86,759	258,480	253,929
Patent litigation settlement, net	0	(20,000)	0	(20,000)

Income from Operations	112,955	117,901	364,899	321,563
Equity in earnings of affiliates	799	2,704	3,646	9,401
Investment earnings	191	289	415	1,095
Other income (expense), net	(62)	382	177	1,673
Interest expense	(8,052)	(8,609)	(21,542)	(26,588)

Income before Income Taxes	105,831	112,667	347,595	307,144
Income taxes	36,357	42,643	123,875	116,387

Net Income	69,474	70,024	223,720	190,757
Noncontrolling interest	(4)	(4)	(4)	4

Net Income attributable to Church & Dwight Co., Inc.	$69,478	$70,028	$223,724	$190,753

Weighted average shares outstanding - Basic	71,109	70,419	70,963	70,332
Weighted average shares outstanding - Diluted	72,228	71,624	72,148	71,443
Net income per share - Basic	$0.98	$0.99	$3.15	$2.71
Net income per share - Diluted	$0.96	$0.98	$3.10	$2.67
Cash dividends per share	$0.17	$0.14	$0.45	$0.32

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)	October 1, 2010	December 31, 2009
Assets

Current Assets
Cash and cash equivalents	$453,515	$447,143
Accounts receivable, less allowances of $5,460 and $5,782	250,623	222,158
Inventories	215,395	216,870
Deferred income taxes	19,869	20,432
Other current assets	25,244	21,662

Total Current Assets	964,646	928,265

Property, Plant and Equipment, Net	455,711	455,636
Equity Investment in Affiliates	10,200	12,815
Tradenames and Other Intangibles	838,949	794,891
Goodwill	851,141	838,078
Other Assets	79,359	88,761

Total Assets	$3,200,006	$3,118,446

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$0	$34,895
Accounts payable and accrued expenses	359,953	332,450
Current portion of long-term debt	145,827	184,054
Income taxes payable	1,843	15,633

Total Current Liabilities	507,623	567,032

Long-term Debt	512,217	597,347
Deferred Income Taxes	239,899	201,256
Deferred and Other Long Term Liabilities	81,999	112,440
Pension, Postretirement and Postemployment Benefits	39,754	38,599

Total Liabilities	1,381,492	1,516,674

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	0	0
Common Stock-$1.00 par value
Authorized 300,000,000 shares, issued 73,213,775 shares	73,214	73,214
Additional paid-in capital	298,894	276,099
Retained earnings	1,466,912	1,275,117
Accumulated other comprehensive income	6,130	10,078
Common stock in treasury, at cost: 2,162,075 shares in 2010 and 2,664,312 shares in 2009	(26,825)	(32,925)

Total Church & Dwight Co., Inc. Stockholders’ Equity	1,818,325	1,601,583
Noncontrolling interest	189	189

Total Stockholders’ Equity	1,818,514	1,601,772

Total Liabilities and Stockholders’ Equity	$3,200,006	$3,118,446

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
(Dollars in thousands)	October 1, 2010	September 25, 2009
Cash Flow From Operating Activities
Net Income	$223,720	$190,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	33,907	43,473
Amortization expense	20,531	21,418
Equity in earnings of affiliates	(3,646)	(9,401)
Distributions from unconsolidated affiliates	6,261	7,165
Deferred income taxes	27,793	31,095
Other asset write-offs	362	5,160
Gain on sale of assets	(1,031)	0
Non cash compensation expense	10,061	11,025
Unrealized foreign exchange loss (gain) and other	3,006	(2,979)
Change in assets and liabilities:
Accounts receivable	(33,266)	(9,397)
Inventories	1,589	(21,891)
Other current assets	1,698	(27,498)
Accounts payable and accrued expenses	24,780	55,803
Income taxes payable	(21,660)	11,823
Excess tax benefit on stock options exercised	(6,476)	(2,122)
Other liabilities	1,071	4,399

Net Cash Provided By Operating Activities	288,700	308,830

Cash Flow From Investing Activities
Proceeds from sale of assets	8,215	30,125
Additions to property, plant and equipment	(37,399)	(87,181)
Acquisitions	(80,025)	0
Proceeds from note receivable	1,688	1,324
Contingent acquisition payments	(476)	(579)
Other	(173)	468

Net Cash Used In Investing Activities	(108,170)	(55,843)

Cash Flow From Financing Activities
Long-term debt repayment	(123,358)	(50,938)
Short-term debt (repayments) borrowings, net	(34,895)	29,542
Proceeds from stock options exercised	11,503	5,079
Excess tax benefit on stock options exercised	6,476	2,122
Payment of cash dividends	(31,929)	(22,476)
Purchase of treasury stock	(87)	(389)

Net Cash Used In Financing Activities	(172,290)	(37,060)
Effect of exchange rate changes on cash and cash equivalents	(1,868)	5,316

Net Change In Cash and Cash Equivalents	6,372	221,243
Cash and Cash Equivalents at Beginning of Period	447,143	197,999

Cash and Cash Equivalents at End of Period	$453,515	$419,242

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

	Nine Months Ended
	October 1, 2010	September 25, 2009
Cash paid during the year for:
Interest (net of amounts capitalized)	$15,747	$18,346

Income taxes	$117,738	$72,220

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$1,493	$15,593

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$80,025	$0
Purchase price	(80,025)	0

Liabilities assumed	$0	$0

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended October 1, 2010 and September 25, 2009

(Unaudited)

	Number of Shares		Amounts
(in thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Church & Dwight Co., Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
December 31, 2008	73,214	(3,141)	$73,214	$(37,304)	$252,129	$1,063,928	$(20,454)	$1,331,513	$192	$1,331,705
Net income	0	0	0	0	0	190,753	0	190,753	4	190,757
Translation adjustments	0	0	0	0	0	0	25,426	25,426	7	25,433
Derivative agreements, net of taxes of $259	0	0	0	0	0	0	239	239	0	239
Defined benefit plans, net of taxes of $37	0	0	0	0	0	0	(94)	(94)	0	(94)
Cash dividends	0	0	0	0	0	(22,476)	0	(22,476)	0	(22,476)
Stock Purchases	0	(7)	0	(389)	0	0	0	(389)	0	(389)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $2,382	0	242	0	2,386	16,061	0	0	18,447	0	18,447
Other stock issuances	0	13	0	138	583	0	0	721	0	721

September 25, 2009	73,214	(2,893)	$73,214	$(35,169)	$268,773	$1,232,205	$5,117	$1,544,140	$203	$1,544,343

December 31, 2009	73,214	(2,664)	$73,214	$(32,925)	$276,099	$1,275,117	$10,078	$1,601,583	$189	$1,601,772
Net income	0	0	0	0	0	223,724	0	223,724	(4)	223,720
Translation adjustments	0	0	0	0	0	0	(7,395)	(7,395)	4	(7,391)
Derivative agreements, net of taxes of $496	0	0	0	0	0	0	3,447	3,447	0	3,447
Cash dividends	0	0	0	0	0	(31,929)	0	(31,929)	0	(31,929)
Stock purchases	0	(2)	0	(87)	0	0	0	(87)	0	(87)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $7,419	0	476	0	5,804	22,624	0	0	28,428	0	28,428
Other stock issuances	0	28	0	383	171	0	0	554	0	554

October 1, 2010	73,214	(2,162)	$73,214	$(26,825)	$298,894	$1,466,912	$6,130	$1,818,325	$189	$1,818,514

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated balance sheets as of October 1, 2010 and December 31, 2009, the condensed consolidated statements of income for the three months and nine months ended October 1, 2010 and September 25, 2009, and the condensed consolidated statements of cash flow and the condensed consolidated statements of stockholders’ equity for the nine months ended October 1, 2010 and September 25, 2009 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at October 1, 2010 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine month periods ended October 1, 2010 are not necessarily indicative of the operating results for the full year.

The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4 weeks - 4 weeks - 5 weeks methodology. As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could include a partial or expanded week. As a result, the first fiscal quarter of 2010 was six days longer than the first fiscal quarter of 2009 and, therefore, the first nine fiscal months of 2010 were six days longer than the first nine fiscal months of 2009. Consequently, the fourth quarter of 2010 will have six fewer days than the fourth quarter of 2009. Certain subsidiaries operating outside of North America are included for periods beginning and ending one month prior to the periods presented in the consolidated financial statements, which enables timely consolidation of operating results. There were no material intervening events that occurred with respect to these subsidiaries in the one month period prior to the period presented.

The Company incurred research and development expenses in the third quarter of 2010 and 2009 of $13.1 million and $12.6 million, respectively. The Company incurred research and development expenses in the first nine months of 2010 and 2009 of $38.6 million and $37.2 million, respectively. These expenses are included in selling, general and administrative expenses.

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

3. Inventories

Inventories consist of the following:

(In thousands)	October 1, 2010	December 31, 2009
Raw materials and supplies	$54,709	$57,305
Work in process	11,566	9,141
Finished goods	149,120	150,424

Total	$215,395	$216,870

4. Property, Plant and Equipment

Property, Plant and Equipment (“PP&E”) consist of the following:

(In thousands)	October 1, 2010	December 31, 2009
Land	$25,921	$25,930
Buildings and improvements	227,630	226,783
Machinery and equipment	452,828	444,235
Office equipment and other assets	32,712	30,106
Software	47,640	48,395
Mineral rights	1,573	1,521
Construction in progress	49,461	29,293

	837,765	806,263
Less accumulated depreciation and amortization	382,054	350,627

Net Property, Plant and Equipment	$455,711	$455,636

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Depreciation and amortization on PP&E	$11,342	$14,161	$33,907	$43,473

Interest charges capitalized (in construction in progress)	$269	$862	$640	$1,962

The Company closed its North Brunswick, New Jersey facility in the fourth quarter of 2009 and recorded accelerated depreciation charges in the Consumer Domestic Segment on those facilities following the announcement of this event in June 2008. The accelerated depreciation charge for the three and nine months ended September 25, 2009 was $4.5 million and $13.5 million, respectively, and was included in cost of sales.

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

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Weighted average common shares outstanding - basic	71,109	70,419	70,963	70,332
Dilutive effect of stock options	1,119	1,205	1,185	1,111

Weighted average common shares outstanding - diluted	72,228	71,624	72,148	71,443

Antidilutive stock options outstanding	617	842	617	1,090

6. Stock Based Compensation Plans

The following table provides a summary of option activity during the nine months ended October 1, 2010:

	Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2009	4,448	$39.70

Granted	607	66.68
Exercised	(472)	24.36
Cancelled	(36)	54.32

Outstanding at October 1, 2010	4,547	$44.78	6.3	$93,848

Exercisable at October 1, 2010	2,623	$34.65	4.6	$80,173

The following table provides information regarding the intrinsic value of stock options exercised, stock compensation expense related to stock option awards, weighted average fair value of stock options issued and assumptions used in determining fair value:

	Three Months Ended		Nine Months Ended
	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Intrinsic Value of Stock Options Exercised (in thousands)	$2,465	$1,873	$19,641	$7,884
Stock Compensation Expense Related to Stock Option Awards (in thousands)	$1,609	$1,634	$9,265	$10,305
Issued Stock Options (in thousands)	0.5	9	607	704
Weighted Average Fair Value of Stock Options issued (per share)	$16.40	$15.44	$16.72	$14.83
Fair Value of Stock Options Issued (in thousands)	$8	$145	$10,149	$10,441

Assumptions Used:
Risk-free interest rate	2.7%	3.3%	2.7%	3.2%
Expected life in Years	6.4	6.3	6.5	6.4
Expected volatility	21.3%	21.7%	21.4%	21.9%
Dividend Yield	0.8%	0.6%	0.8%	0.7%

Stock compensation expense related to restricted stock awards was $0.1 million and $0.3 million for the three and nine months ended October 1, 2010, respectively, and $0.1 million and $0.4 million, respectively, for the same periods of 2009.

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

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels in the nine months ended October 1, 2010. The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, all of which were measured based on Level 2 inputs:

	October 1, 2010	December 31, 2009
(In thousands)	(Level 2)	(Level 2)
Assets
Equity derivatives	$0	$1,452
Diesel fuel contracts	47	596

	$47	$2,048

Liabilities
Foreign exchange contracts	$462	$743
Equity derivatives	200	0
Diesel fuel contracts	0	343
Interest rate collars and swaps	4,331	5,120

	$4,993	$6,206

The fair value of the foreign exchange contracts is based on observable forward rates in commonly quoted intervals for the full term of the contract.

The fair value of the equity derivatives is based on the quoted market prices of Company stock at the end of each reporting period.

The fair value of the diesel fuel contracts is based on home heating oil futures prices for the duration of the contract.

The fair value for the interest rate collars and swaps is derived using the forward three month LIBOR curve for the duration of the respective collars and swaps and a credit valuation adjustment relating to the credit risk of the counterparty.

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at October 1, 2010 and December 31, 2009.

	October 1, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$1,554	$1,581	$1,388	$1,388
Long-term note receivable	900	928	954	991
Financial Liabilities:
Short-term borrowings	0	0	34,895	34,895
Current portion of long-term debt	145,827	143,646	184,054	178,045
6% Senior subordinated note debt	250,000	253,125	250,000	254,688
Long-term bank debt	262,217	257,483	347,347	328,686

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable: The fair value of the note receivable reflects what management believes is the appropriate interest factor at October 1, 2010 and December 31, 2009, respectively, based on similar risks in the market.

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

During the second quarter of 2010, the Company entered into hedge agreements with a financial counterparty to pay a fixed price per gallon of diesel fuel that was determined at the time the hedge was executed and receive a floating rate payment reflecting variable common carriers’ mileage surcharge. The last of the agreements expire on September 30, 2011. The floating rate payment is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index price during the applicable month. The floating rate payment is designed to offset any increase or decrease in fuel surcharge payments that the Company pays to its common carriers. Since the agreements qualify for hedge accounting under ASC Subtopic 815-20, Derivatives and Hedging: Hedging - General, changes in the fair value of cash flow hedge agreements are recorded in Other Comprehensive Income.

During the fourth quarter of 2010, the Company anticipates paying off the outstanding Term Loan facility of $408.0 million with available cash and borrowings available under the accounts receivable securitization facility. The Company also is planning on entering into a new revolving unsecured five-year credit agreement of approximately $500.0 million in November 2010. The agreement will also contain an additional $500.0 million through an accordion feature upon the satisfaction of certain conditions.

In addition, the Company anticipates terminating its interest rate collar and swap cash flow hedges. As a result of the planned refinancing, the Company determined, at the end of the third quarter, that it was probable that forecasted interest payments would not occur by the end of the originally specified contract time period. Therefore, the Company reclassified into interest expense an estimated net loss of $4.3 million (pretax) from accumulated other comprehensive income in September 2010. The unamortized deferred financing costs of $3.3 million associated with the variable rate debt will be charged to other expense in the fourth quarter.

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

The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on our Consolidated Statements of Income and on other comprehensive income (“OCI”):

Fair Value of Derivative Instruments

		Notional Amount	Fair Value at
(In thousands)	Balance Sheet Location	October 1, 2010	October 1, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC Subtopic 815-20

Asset Derivatives
Diesel fuel contracts	Other current assets	$4,946	$47	$0

Total assets			$47	$0

Liability Derivatives
Foreign exchange contracts	Accounts payable and accrued expenses	$26,700	$408	$743
Interest rate collars and swaps	Deferred and other long-term liabilities	$0	0	5,120

Total liabilities			$408	$5,863

Derivatives not designated as hedging instruments under ASC Subtopic 815-20

Asset Derivatives
Diesel fuel contracts	Other current assets	$0	$0	$596
Equity derivatives	Other current assets	$0	0	1,452

Total assets			$0	$2,048

Liability Derivatives
Equity derivatives	Accounts payable and accrued expenses	$14,162	$200	$0
Foreign exchange contracts	Accounts payable and accrued expenses	$1,720	54	0
Interest rate collars and swaps	Accounts payable and accrued expenses	$250,000	4,331	0
Diesel fuel contracts	Accounts payable and accrued expenses	$0	0	343

Total liabilities			$4,585	$343

(In thousands)	Income Statement Location		Amount of Gain (Loss) Recognized in Income Three Months Ended October 1, 2010	Amount of Gain (Loss) Recognized in Income Three Months Ended September 25, 2009
Derivatives not designated as hedging instruments under ASC Subtopic 815-20
Equity derivatives	Selling, general and administrative expenses		$355	$104
Foreign exchange contracts	Selling, general and administrative expenses		(53)	0
Diesel fuel contracts	Cost of sales		0	(673)

Total gain (loss) recognized in income			$302	$(569)

(In thousands)			Amount of Gain (Loss) Recognized in OCI from Derivatives Three Months Ended October 1, 2010	Amount of Gain (Loss) Recognized in OCI from Derivatives Three Months Ended September 25, 2009
Derivatives in ASC Subtopic 815-20 cash flow hedging relationship
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)		$(281)	$(447)
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)		775	0
Interest rate swap (net of taxes)	Other comprehensive income (loss)		635	(510)
Interest rate collars (net of taxes)	Other comprehensive income (loss)		2,160	291

Total gain (loss) recognized in OCI			$3,289	$(666)

(In thousands)	Income Statement Location		Amount of Gain (Loss) Recognized in Income Nine Months Ended October 1, 2010	Amount of Gain (Loss) Recognized in Income Nine Months Ended September 25, 2009
Derivatives not designated as hedging instruments under ASC Subtopic 815-20
Equity derivatives	Selling, general and administrative expenses		$560	$285
Foreign exchange contracts	Selling, general and administrative expenses		(146)	0
Diesel fuel contracts	Cost of sales		(552)	4

Total gain (loss) recognized in income			$(138)	$289

(In thousands)			Amount of Gain (Loss) Recognized in OCI from Derivatives Nine Months Ended October 1, 2010	Amount of Gain (Loss) Recognized in OCI from Derivatives Nine Months Ended September 25, 2009
Derivatives in ASC Subtopic 815-20 cash flow hedging relationship
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)		$276	$(640)
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)		77	0
Interest rate swap (net of taxes)	Other comprehensive income (loss)		493	(421)
Interest rate collars (net of taxes)	Other comprehensive income (loss)		2,601	1,263

Total gain (loss) recognized in OCI			$3,447	$202

The notional amount on a financial instrument is the nominal or face amount that is used to calculate payments made on that instrument. Other than the reclassification of losses related to the anticipated termination of interest rate swap and interest rate collar agreements in the fourth quarter of 2010, there were no other material reclassifications of gains (losses) from other comprehensive income to earnings for the nine months ended October 1, 2010 and September 25, 2009.

9. Acquisition of Assets

On June 4, 2010, the Company acquired the Simply Saline brand from Blairex Laboratories (“Simply Saline Acquisition”) for cash consideration of $70.0 million. The Simply Saline brand will be managed principally within the Consumer Domestic segment. The fair values of the assets acquired are as follows:

(In thousands)	Fair Value of Assets Acquired
Inventory	$1,725
Tradenames and other intangibles	55,635
Goodwill	12,665

Total Assets	70,025
Liabilities	0

Purchase Price – Simply Saline	$70,025

On September 2, 2010, the Company acquired technology for battery-powered toothbrushes (“Toothbrush Acquisition”) for cash consideration of $10.0 million. The new toothbrush technology will be managed principally within the Consumer Domestic segment.

Pro forma results reflecting the Simply Saline and Toothbrush Acquisitions are not presented because they did not have a material effect on the Company’s consolidated financial results.

10. Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	October 1, 2010				December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:

Tradenames	$116,707	$(51,994)	$64,713	3-20	$118,373	$(46,721)	$71,652
Customer Relationships	244,940	(47,151)	197,789	15-20	241,640	(37,205)	204,435
Patents/Formulas	37,370	(20,141)	17,229	4-20	27,370	(18,084)	9,286
Non Compete Agreement	1,378	(1,019)	359	5-10	1,143	(918)	225

Total	$400,395	$(120,305)	$280,090		$388,526	$(102,928)	$285,598

Indefinite lived intangible assets - Carrying value

Tradenames	$558,859				$509,293

Intangible amortization expense amounted to $5.8 million for the third quarter of 2010 and $6.1 million for the same period of 2009. Intangible amortization expense amounted to $17.6 million for the first nine months of 2010 and $18.2 million for the same period of 2009. The Company estimates that intangible amortization expense will be approximately $23.5 million in 2010 and in each of the next four years.

Other intangible assets increased in 2010 due to the Simply Saline and Toothbrush Acquisitions. The acquired intangible assets reflect their allocable purchase price as of their respective purchase dates.

The following table provides information regarding the changes in the carrying amount of goodwill for the nine months ended October 1, 2010:

(In thousands)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2009	$781,364	$36,486	$20,228	$838,078
Simply Saline acquired goodwill	12,665	0	0	12,665
Additional contingent consideration	398	0	0	398

Balance October 1, 2010	$794,427	$36,486	$20,228	$851,141

The Company performed its annual goodwill impairment test in the beginning of the second quarter of 2010, and no adjustments were required.

11. Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)	October 1, 2010	December 31, 2009
Short-term borrowings
Securitization of accounts receivable	$0	$30,000
Various debt due to international banks	0	4,895

Total short-term borrowings	$0	$34,895

Long-term debt
Term Loan facility	$408,044	$531,401
6% Senior subordinated notes	250,000	250,000

Total long-term debt	658,044	781,401
Less: current maturities	145,827	184,054

Net long-term debt	$512,217	$597,347

The long-term debt principal payments required to be made are as follows:

(In thousands)
Due by September 2011	$145,827
Due by September 2012	512,217

$658,044

Securitization

During the first nine months of 2010, the Company repaid the entire borrowings of $30.0 million under its accounts receivable securitization facility. In February 2010, the accounts receivable securitization facility was renewed with a new maturity date of February 2011 under similar terms and conditions to those previously in effect. The maximum funding available under the securitization facility is $115 million.

New Debt Facility

During the fourth quarter of 2010, the Company anticipates paying off the outstanding Term Loan facility of $408.0 million with available cash and borrowings available under the accounts receivable securitization facility. The Company also is planning on entering into a new revolving unsecured five-year credit agreement of approximately $500.0 million in November 2010. The agreement will also contain an additional $500.0 million through an accordion feature upon the satisfaction of certain conditions.

In addition, the Company anticipates terminating its interest rate collar and swap cash flow hedges. As a result of the planned refinancing, the Company determined, at the end of the third quarter, that it was probable that forecasted interest payments would not occur by the end of the originally specified contract time period. Therefore, the Company reclassified into interest expense an estimated net loss of $4.3 million (pretax) from accumulated other comprehensive income in September 2010. The unamortized deferred financing costs of $3.3 million associated with the variable rate debt will be charged to other expense in the fourth quarter.

12. Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

Consolidated Statement of Comprehensive Income

The following table provides information related to the Company’s comprehensive income for the three and nine months ended October 1, 2010 and September 25, 2009:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Net Income	$69,474	$70,024	$223,720	$190,757
Other Comprehensive Income, Net of Tax:
Foreign Exchange Translation Adjustments	9,963	6,101	(7,391)	25,433
Derivative Agreements	3,289	(674)	3,447	239
Defined Benefit Plan Adjustments	0	(85)	0	(94)

Comprehensive Income	82,726	75,366	219,776	216,335
Comprehensive Income attributable to the noncontrolling interest	2	(1)	0	(11)

Comprehensive Income attributable to Church & Dwight Co., Inc.	$82,728	$75,365	$219,776	$216,324

Accumulated Other Comprehensive Income

The components of changes in accumulated other comprehensive income are as follows:

(In thousands)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2009	$26,947	$(13,293)	$(3,576)	$10,078
Comprehensive income changes during the nine months ended (net of tax of $496)	(7,395)	0	3,447	(3,948)

Balance October 1, 2010	$19,552	$(13,293)	$(129)	$6,130

The change in comprehensive income related to derivatives reflects the $4.3 million (pretax) reclass to interest expense related to the anticipated termination of the Company’s interest rate collar and swap cash flow hedges.

13. Benefit Plans

The following table provides information regarding the net periodic benefit cost for the Company’s pension and postretirement plans for the three and nine months ended October 1, 2010 and September 25, 2009:

	Pension Costs		Pension Costs
	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Components of Net Periodic Benefit Cost:
Service cost	$446	$334	$1,312	$1,107
Interest cost	1,819	1,558	5,173	4,820
Expected return on plan assets	(1,342)	(1,502)	(3,950)	(4,463)
Amortization of prior service cost	121	0	349	0
Recognized actuarial loss	133	395	397	1,073

Net periodic benefit cost	$1,177	$785	$3,281	$2,537

	Postretirement Costs		Postretirement Costs
	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Components of Net Periodic Benefit Cost:
Service cost	$93	$57	$279	$220
Interest cost	319	293	956	924
Amortization of prior service cost	33	14	98	44
Recognized actuarial loss	0	1	0	4

Net periodic benefit cost	$445	$365	$1,333	$1,192

The Company made cash contributions of approximately $1.8 million to its pension plans during the first nine months of 2010. The Company anticipates that it will make a $3 million cash contribution to its pension plans during the remainder of the year to offset 2010 benefit payments and administrative costs in excess of investment returns.

On January 27, 2010, the Company’s Board of Directors approved the termination, effective April 15, 2010, of the Church & Dwight Co., Inc. Retirement Plan for Hourly Employees (a defined benefit pension plan), under which approximately 766 participants have accrued benefits. The Company disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) an anticipated cash requirement of $11 million to $14 million (pretax) to purchase annuities to provide for accrued benefits, and a one-time expense of $20 million to $23 million. After giving effect to the anticipated 2010 cash contribution, the estimated one-time cash contribution to purchase annuities would be approximately $15 million and the one-time expense would be approximately $25 million. The Company continues to evaluate its options in terminating this pension plan.

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

c. As of October 1, 2010, the Company had commitments to acquire approximately $106.0 million of raw materials, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

d. The Company has $3.8 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency. In addition, the Company guarantees the payment of rent on a leased facility in Spain. The lease expires in November 2012, and the aggregate monthly lease payment obligations from October 1, 2010 through the remainder of the lease term are approximately $1.6 million. Approximately two thirds of the rental space is subleased to a third party.

e. In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition. In the first nine months of 2010, the Company made cash payments of $0.5 million, and accrued a payment of $0.1 million. The payment and accrual were accounted for as additional purchase price. The Company has paid approximately $10.3 million, exclusive of the $0.1 million accrual, in additional performance-based payments since the acquisition.

f. During 2009, one of the Company’s international facilities discharged chemicals into the environment. The Company currently is developing a formal remediation plan, and based on available information, accrued approximately $3 million in 2009 and an additional $4.8 million in 2010 for remediation and related costs. However, the Company cannot assure that additional costs will not be incurred in connection with this matter.

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

h. The Company has recorded liabilities in connection with uncertain income tax positions that, although supportable, may be challenged by the tax authorities. Substantially all material federal, state, and international income tax matters have been effectively concluded for years through 2007. In the third quarter of 2010, the Company recognized a benefit from the reversal of approximately $4.0 million in income tax expense and $3.0 million in pretax interest expense associated with certain tax liabilities in connection with the settlement of an IRS audit and the lapse of applicable statutes of limitation of several state taxing authorities. In addition, as a result of the settlement of the IRS audit and the lapse of applicable statutes of limitation of several state taxing authorities, the Company’s liabilities for uncertain income tax positions have decreased by $15.7 million, from $39.6 million at December 31, 2009 to $23.9 million at October 1, 2010.

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

15. Related Party Transactions

The following summarizes the balances and transactions between the Company and each of two 50% owned entities, Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”):

	Armand Nine Months Ended		ArmaKleen Nine Months Ended
(In thousands)	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Purchases by Company	$10,515	$8,113	$0	$0
Sales by Company	$0	$0	$4,070	$3,645
Outstanding Accounts Receivable	$212	$0	$770	$452
Outstanding Accounts Payable	$1,374	$504	$0	$0
Administration & Management Oversight Services (1)	$1,268	$1,196	$1,890	$2,008

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

16. Sale of Assets

In the first quarter of 2010, the Company sold the BRILLO and certain LAMBERT KAY product lines, along with associated productive assets, that were classified as net assets held for sale at December 31, 2009. The aggregate carrying value of these assets at December 31, 2009 was approximately $8.8 million. Subsequent to December 31, 2009, the Company received net proceeds from the sale of these assets of $8.2 million, along with a note receivable of $1.8 million, and, in the first quarter of 2010, recognized a gain of approximately $1.0 million that was recorded as an offset to selling, general and administrative expenses in the Consumer Domestic segment.

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

During the third quarter of 2010, the Company decided to cease operations at two plants at its Brazilian subsidiary. The Company anticipates cash shutdown costs (which includes severance, dismantling and clean-up costs) to be approximately $1.0 million in the fourth quarter of 2010 and $1.0 million in 2011. The carrying value of these assets was impaired in 2009. These charges were included in the Specialty Products segment.

The following table summarizes the liabilities and cash costs paid or settled in connection with the closing of the North Brunswick and Brazilian facilities, for the nine months ended October 1, 2010, which have been included in the results of the Consumer Domestic and Specialty Products segments:

(In thousands)	Severance Liability	Contract Termination Costs	Other Exit and Disposal Costs	Total Costs
Liability Balance at December 31, 2009	$2,734	$5,738	$877	$9,349
Costs incurred and charged to expenses	0	2,770	1	2,771
Adjustments related to the North Brunswick Lease	0	1,266	462	1,728
Liabilities for Brazil plants	700	0	1,300	2,000
Costs paid or settled	(2,678)	(4,731)	(1,181)	(8,590)

Liability Balance at October 1, 2010	$756	$5,043	$1,459	$7,258

The Company does not anticipate any additional material expenditures in connection with the closing of the North Brunswick facility or the shutdown of the Brazil plants. However, the Company is currently assessing the on-going costs associated with the Brazil plants.

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

The Corporate segment income consists of equity in earnings of affiliates. The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of October 1, 2010. The Company’s equity in earnings of Armand and ArmaKleen for the three and nine months ended October 1, 2010 and September 25, 2009 is included in the Corporate segment.

Segment sales and Income before Income Taxes for the three and nine months ended October 1, 2010 and September 25, 2009, were as follows:

(In thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2010	$481,293	$109,089	$66,519	$0	$656,901
Third Quarter 2009	481,706	104,017	60,434	0	646,157
First Nine Months of 2010	$1,413,525	$323,849	$194,967	$0	$1,932,341
First Nine Months of 2009	1,387,919	281,550	180,674	0	1,850,143

Income Before Income Taxes(2)
Third Quarter 2010	$91,040	$11,555	$2,437	$799	$105,831
Third Quarter 2009	101,587	8,949	(571)	2,702	112,667
First Nine Months of 2010	$287,811	$38,806	$17,332	$3,646	$347,595
First Nine Months of 2009	256,426	28,369	12,949	9,400	307,144

(1)	Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. Intersegment sales from Consumer International to Consumer Domestic were $1.0 million and $0.7 million for the quarter ended October 1, 2010 and September 25, 2009, respectively, and were $2.7 million and $2.4 million for the nine months ended October 1, 2010 and September 25, 2009, respectively. These results are eliminated from Consumer International segment results.

(2)	In determining Income Before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments in proportion to their respective operating profit. The Corporate segment income consists of equity in earnings of affiliates.

Product line revenues from external customers for the three and nine months ended October 1, 2010 and September 25, 2009, respectively, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Household Products	$312,216	$312,194	$912,051	$890,548
Personal Care Products	169,077	169,512	501,474	497,370

Total Consumer Domestic	481,293	481,707	1,413,525	1,387,919
Total Consumer International	109,089	104,017	323,849	281,550
Total SPD	66,519	60,434	194,967	180,674

Total Consolidated Net Sales	$656,901	$646,157	$1,932,341	$1,850,143

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products and skin care products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated Results

Net Sales

Net sales for the quarter ended October 1, 2010 were $656.9 million, an increase of $10.7 million or 1.7% over the third quarter of 2009. Net sales for the nine months ended October 1, 2010 were $1,932.3 million, $82.2 million or 4.4% above the comparable nine month period of 2009. The components of the net sales increase are the following:

Net Sales - Consolidated	Three Months Ended October 1, 2010	Nine Months Ended October 1, 2010
Product volumes sold	5.0%	7.2%
Pricing and sales mix	(2.2%)	(2.6%)
Foreign exchange rate fluctuations	0.0%	1.5%
Change in customer delivery arrangements	(1.1%)	(0.8%)
Acquired product lines(1)	0.8%	0.3%
Divested product lines(2)	(0.8%)	(1.2%)

Net Sales increase	1.7%	4.4%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line. Net sales subsequent to the acquisition are included in the Company’s results. (See Note 9 to the condensed consolidated financial statements included in this report for further information.)

(2)	Product lines divested include the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010, and ancillary products divested in the third quarter of 2009 that initially were acquired in connection with the Company’s acquisition of the ORAJEL brand of products from Del Laboratories, Inc., a subsidiary of Coty, Inc., in October 2008.

The reductions resulting from pricing and sales mix primarily reflect higher trade promotion and slotting costs in support of new product launches. At the beginning of the second quarter of 2010, the Company changed delivery arrangements with certain customers which resulted in a reduction in net sales due to a transportation allowance for a customer pick-up program. Previously, the cost to ship product was included in cost of sales. Due to the Company’s fiscal calendar, the first fiscal quarter of 2010 was six days longer than the first fiscal quarter of 2009 and, therefore, the first nine fiscal months of 2010 was six days longer than the first nine fiscal months of 2009.

Operating Costs

The Company’s gross profit was $288.9 million for the three months ended October 1, 2010, a $4.1 million increase as compared to the same period in 2009. The gross profit increase was attributable to higher sales volumes and lower manufacturing conversion costs, partially as a result of cost efficiencies derived from the Company’s new manufacturing facility in York, Pennsylvania, a reduction in costs associated with the shutdown of the Company’s manufacturing and warehouse facility in North Brunswick, New Jersey in 2009, a contribution from the Simply Saline business, which was acquired late in the second quarter of 2010, and favorable foreign exchange rates. The gross profit in 2009 reflected an asset impairment charge and an environmental remediation charge of approximately $6.0 million at a foreign subsidiary. Partially offsetting the gross profit improvement for the three months ended October 1, 2010 were higher trade promotion and slotting costs, higher commodity costs and the net effect of the divested and acquired product lines. For the nine month period ended October 1, 2010, gross profit increased $49.5 million to $865.3 million. The principal factors causing the increase in gross profit for the nine months ended October 1, 2010 are the same as those applicable to the third quarter of 2010. Gross margin decreased 10 basis points to 44.0% in the third quarter as compared to 44.1% in the same quarter in 2009. The gross margin decrease is due to higher trade spending and commodity costs partially offset by a reduction in costs associated with the shutdown of the Company’s manufacturing and warehouse facility in North Brunswick, New Jersey in 2009, manufacturing efficiencies at the new manufacturing facility in York, Pennsylvania and the change in customer delivery arrangements discussed above. Gross margin increased 70 basis points to 44.8% in the first nine months of 2010 as compared to 44.1% in the same period of 2009 principally due to the reduction in costs with the North Brunswick plant shutdown, manufacturing efficiencies in the new plant in York and the change in customer delivery arrangements, partially offset by higher trade spending and commodity costs.

Marketing expenses were $90.2 million in the third quarter of 2010, a decrease of $10.0 million as compared to the same period in 2009. Marketing expense as a percentage of net sales decreased 180 basis points to 13.7% in the third quarter as compared to 15.5% in the third quarter of 2009. Marketing spending primarily was in support of the Company’s eight power brands. Funds from the reduction in marketing expenses primarily were used to increase trade promotion expenses (reflected in net sales) due to competitive activity which contributed to the decline in marketing expenses. Marketing expenses for the first nine months of 2010 was $241.9 million, a decrease of $18.4 million as compared to the same period in 2009. Marketing expense as a percentage of net sales decreased 160 basis points to 12.5% in the first nine months of 2010 as compared to 14.1% in the same period in 2009. The factors causing the decrease in marketing expense for the nine months ended October 1, 2010 are the same as those applicable to third quarter 2010 marketing expenses.

Selling, general and administrative expenses (“SG&A”) were $85.8 million in the third quarter of 2010, a decrease of $1.0 million as compared to the same period in 2009. The decrease is primarily due to lower incentive compensation costs, partially offset by the effect of higher foreign exchange rates and increased information system costs associated with a global information system upgrade project. SG&A expenses for the first nine months of 2010 were $258.5 million, an increase of $4.6 million over the same period of 2009. The increase is primarily due to the effect of foreign exchange rates, higher research and development costs, higher selling costs in support of higher sales and costs associated with the global information system upgrade project, partially offset by lower incentive compensation costs and the $1.0 million gain on the sale of the LAMBERT KAY product line during the first quarter of 2010.

The consolidated statement of income for 2009 reflects the $20.0 million pretax gain, net of legal expenses, recognized by the Company in connection with the settlement of its litigation against Abbott Laboratories. Refer to Note 18 of the Company’s December 31, 2009 Annual Report on Form 10-K for further information regarding this litigation settlement.

Other Income and Expense

Equity in earnings of affiliates decreased by $2.0 million in the quarter and $5.8 million for the nine month period of 2010 as compared to the same periods of last year. The decrease is due to lower equity income from the Company’s Armand Products Company joint venture due to lower pricing resulting from increased competitive activity and higher raw material costs.

Investment income for the three and the nine month periods ended October 1, 2010 decreased $0.1 million and $0.7 million respectively, compared to the same periods in 2009 due to lower interest rates, although there was a higher average cash balance for investment as compared to the same period in 2009.

Interest expense for the three and the nine month periods ended October 1, 2010 decreased $0.6 million and $5.0 million respectively, compared to the same periods in 2009. The decline was due to the reversal of interest accruals of approximately $3.0 million associated with certain tax reserves in connection with the settlement of an IRS audit and the lapse of applicable statutes of limitations, lower interest rates compared to the prior year, as well as lower average debt outstanding, partially offset by a charge of $4.3 million relating to termination of the Company’s interest rate collar and interest rate swap agreements, as the Company anticipates that it will repay its variable rate debt in the fourth quarter of 2010. (See Note 11 to the condensed consolidated financial statements included in this report for further information.)

Taxation

The effective tax rate for the third quarter and first nine months of 2010 was 34.3% and 35.6% respectively, compared to 37.8% and 37.9% for the same periods last year. The effective tax rate for the third quarter and first nine months of 2010 included a benefit from an increase in the U.S. manufacturing tax deduction and the reversal of approximately $4.0 million associated with certain tax liabilities in connection with the settlement of an IRS audit and the lapse of applicable statutes of limitations. Including the effect of the reversal of tax liabilities, the 2010 annual effective tax rate is projected to be approximately 36%.

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

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of October 1, 2010. The equity in earnings of Armand and ArmaKleen for the three and nine months ended October 1, 2010 and September 25, 2009 is included in the Corporate segment.

Segment sales and income before income taxes for the three and nine months ended October 1, 2010 and September 25, 2009 were as follows:

(In thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2010	$481,293	$109,089	$66,519	$0	$656,901
Third Quarter 2009	481,706	104,017	60,434	0	646,157
First Nine Months of 2010	$1,413,525	$323,849	$194,967	$0	$1,932,341
First Nine Months of 2009	1,387,919	281,550	180,674	0	1,850,143

Income Before Income Taxes(2)
Third Quarter 2010	$91,040	$11,555	$2,437	$799	$105,831
Third Quarter 2009	101,587	8,949	(571)	2,702	112,667
First Nine Months of 2010	$287,811	$38,806	$17,332	$3,646	$347,595
First Nine Months of 2009	256,426	28,369	12,949	9,400	307,144

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. Intersegment sales from Consumer International to Consumer Domestic were $1.0 million and $0.7 million for the quarters ended October 1, 2010 and September 25, 2009, respectively, and $2.7 million and $2.4 million for the nine months ended October 1, 2010 and September 25, 2009, respectively. These results are eliminated from the Consumer International segment results.

(1)	In determining Income Before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments in proportion to their respective operating profit. The Corporate segment income consists of equity in earnings of affiliates.

Product line revenues from external customers for the three and nine months ended October 1, 2010 and September 25, 2009, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Household Products	$312,216	$312,194	$912,051	$890,548
Personal Care Products	169,077	169,512	501,474	497,370

Total Consumer Domestic	481,293	481,707	1,413,525	1,387,919
Total Consumer International	109,089	104,017	323,849	281,550
Total SPD	66,519	60,434	194,967	180,674

Total Consolidated Net Sales	$656,901	$646,157	$1,932,341	$1,850,143

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2010 were $481.3 million, a decrease of $0.4 million or 0.1% as compared to the third quarter of 2009. Consumer Domestic net sales for the nine months ended October 1, 2010 were $1,413.5 million, an increase of $25.6 million or 1.8% as compared to the same period of 2009. The components of the net sales change are the following:

Net Sales - Consumer Domestic	Three Months Ended October 1, 2010	Nine Months Ended October 1, 2010
Product volumes sold	4.6%	7.6%
Pricing and sales mix	(3.2%)	(3.7%)
Change in customer delivery arrangements	(1.6%)	(1.1%)
Acquired product lines(1)	1.0%	0.5%
Divested product lines(2)	(0.9%)	(1.5%)

Net Sales increase (decrease)	(0.1%)	1.8%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line. Net sales subsequent to the acquisition are included in the Company’s segment results. (See Note 9 to the condensed consolidated financial statements included in this report for further information.)

(2)	Product lines divested included the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010, and ancillary products divested in the third quarter of 2009 that initially were acquired in connection with the Company’s acquisition of the ORAJEL brand of products from Del Laboratories, Inc., a subsidiary of Coty, Inc., in October 2008.

In both the third quarter and the nine months ended October 1, 2010, higher sales of ARM & HAMMER liquid laundry detergent, ARM & HAMMER SUPER SCOOP cat litter, TROJAN condoms and KABOOM bathroom cleaner were offset by lower sales of XTRA liquid laundry detergent, OXICLEAN, ARM & HAMMER powder detergent, ARRID antiperspirant and certain oral care products. Net sales for the nine months ended October 1, 2010 were favorably affected by the Company’s first quarter fiscal calendar. As noted above, the first fiscal quarter of 2010 was six days longer than the first fiscal quarter of 2009.

Consumer Domestic income before income taxes for the third quarter of 2010 was $91.0 million, a $10.5 million decrease as compared to the same period of 2009. For the nine month period ended October 1, 2010, income before income taxes was $287.8 million, a $31.4 million increase as compared to the first nine months of 2009. Third quarter 2009 income before income taxes included a $20.0 million recognized by the Company in connection with its litigation settlement with Abbott Laboratories. As compared to 2009, Consumer Domestic income before taxes in both the third quarter and nine months of 2010 was favorably affected by the impact of higher product volumes sold, cost efficiencies derived from the Company’s new manufacturing facility in York, Pennsylvania, lower costs associated with the North Brunswick, New Jersey plant and warehouse shutdown in 2009, lower manufacturing costs, lower marketing costs, lower SG&A costs and lower allocated interest expense, partially offset by higher trade promotion and slotting expenses.

Consumer International

Consumer International net sales were $109.1 million in the third quarter of 2010, an increase of $5.1 million or 4.9% as compared to the third quarter of 2009. Consumer International net sales in the first nine months of 2010 were $323.8 million, an increase of $42.3 million or approximately 15.0% as compared to the same period in 2009. The components of the net sales increase are the following:

Net Sales - Consumer International	Three Months Ended October 1, 2010	Nine Months Ended October 1, 2010
Product volumes sold	6.6%	8.7%
Pricing and sales mix	(1.0%)	(1.1%)
Foreign exchange rate fluctuations	(0.5%)	7.7%
Acquired product lines(1)	0.1%	0.0%
Divested products(2)	(0.3%)	(0.3%)

Net Sales increase	4.9%	15.0%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line. Net sales subsequent to the acquisition are included in the Company’s segment results. (See Note 9 to the condensed consolidated financial statements included in this report for further information.)

(2)	Product lines divested included the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010, and ancillary products divested in the third quarter of 2009 that initially were acquired in connection with the Company’s acquisition of the ORAJEL brand of products from Del Laboratories, Inc., a subsidiary of Coty, Inc., in October 2008.

Higher unit volumes were generated principally in Canada, Australia, the United Kingdom and Brazil. Net sales for the nine months ended October 1, 2010 were also favorably affected by the longer fiscal first quarter of 2010 as compared to the same fiscal quarter of 2009 in certain countries.

Consumer International income before income taxes was $11.6 million in the third quarter of 2010, an increase of $2.6 million as compared to the third quarter of 2009. Higher profits are attributable to the higher sales volume and favorable exchange rates on US dollar purchases of inventory, partially offset by higher SG&A and marketing costs. For the first nine months of 2010, income before income taxes was $38.8 million, a $10.4 million increase as compared to the first nine months of 2009. The factors causing the increase in Consumer International income before income taxes for the nine months ended October 1, 2010 include those applicable to the third quarter of 2010.

Specialty Products Division

Specialty Products net sales were $66.5 million in the third quarter of 2010, an increase of $6.1 million or 10.1% as compared to the third quarter of 2009. Specialty Products net sales were $195.0 million for the first nine months of 2010, an increase of $14.3 million, or 7.9% as compared to the same period of 2009. The components of the net sales increase are the following:

Net Sales - Specialty Products Division	Three Months Ended October 1, 2010	Nine Months Ended October 1, 2010
Product volumes sold	5.3%	1.9%
Pricing and sales mix	3.9%	3.5%
Foreign exchange rate fluctuations	1.3%	2.8%
Divested product lines(1)	(0.4%)	(0.3%)

Net Sales increase	10.1%	7.9%

(1)	Product lines divested include the BRILLO product lines, which were divested in the first quarter of 2010.

The pricing and sales mix increase reflects higher prices in response to raw material increases primarily in the animal nutrition business. Product volume increases were realized in the animal nutrition business. Net sales for the nine months ended October 1, 2010 were favorably affected by the longer fiscal first quarter of 2010 as compared to the same fiscal quarter of 2009.

Specialty Products income before income taxes was $2.4 million in the third quarter of 2010, an increase of $3.0 million as compared to the same period of 2009, and was $17.3 million for the first nine months of 2010, an increase of $4.4 million as compared to the same nine month period of 2009. The results for the quarter ended October 1, 2010 reflect a $3.8 million environmental charge at one of the Company’s international subsidiaries. The results for the three and nine month period of 2009 include an approximately $7.0 million asset impairment charge and environmental remediation charge at one of the Company’s international subsidiaries, of which approximately $6.0 million was charged to Cost of Sales and approximately $1.0 million was charged to SG&A.

Liquidity and Capital Resources

As of October 1, 2010, the Company had $453.5 million in cash, $115.0 million available through its accounts receivable securitization facility, approximately $96 million available under its $100.0 million revolving credit facility and a $250.0 million accordion feature that enables the Company to increase the principal amount of its term loan. To enhance the safety of its cash resources, the Company invests its cash primarily in government agency money market funds.

During the third quarter of 2010, the Company’s credit rating was upgraded. As a result, the Company now has the opportunity to refinance its indebtedness on more favorable terms than are currently in effect under its existing credit facilities. Therefore, the Company anticipates that, during the fourth quarter of 2010, it will repay the outstanding $408.0 million balance on its term loan facility, using available cash and borrowings available under the Company’s accounts receivable securitization facility. The Company also plans to enter into a new, unsecured five-year approximate $500.0 million revolving credit agreement in November 2010. The Company anticipates that its new credit facility also will contain an additional $500.0 million of available credit through an accordion feature upon the satisfaction of certain conditions.

In addition, the Company will be terminating the interest rate collar and swap cash flow hedges. As a result of the refinancing, the Company determined, at the end of the third quarter, that it was probable that forecasted interest payments would not occur by the end of the originally specified contract time period. Therefore, the Company reclassified into interest expense an estimated net loss of $4.3 million (pretax) from accumulated other comprehensive income in September 2010. The unamortized deferred financing costs of $3.3 million associated with the variable rate debt will be charged to other expense in the fourth quarter.

The Company renewed its accounts receivable securitization facility in February 2010. This facility has been renewed annually in the past, and the Company anticipates that this facility will be renewed in February 2011. As of October 1, 2010, the Company had no borrowing under this facility. The Company believes that its ability to access the sources of cash described above has not been adversely affected by recent economic events. Therefore, the Company currently does not anticipate that the credit environment will have a material adverse effect on its ability to address its current and forecasted liquidity requirements. The Company anticipates that its cash from operations, along with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, mandatory debt repayment schedule and pension funding requirements over the next twelve months and to enable the Company to continue payment of its common stock dividend at its current rate for the foreseeable future. On August 4, 2010, the Company’s Board of Directors declared an increase in the regular quarterly dividend from $0.14 to $0.17 per share, equivalent to an annual dividend of $0.68 per share. The higher dividend raises the annualized dividend payout from $40 million to $48 million.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity. (See “Economic conditions could adversely affect our business” under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.) However, the Company does not currently anticipate that the potential adverse developments addressed in those risk factors will occur. In addition, the Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in its principal credit facilities because the Company currently is, and anticipates that it will continue to be, in compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under its current credit facility and the anticipated new credit facility described above. Ratios are discussed in more detail in this section under “Certain Financial Covenants.”

Net Debt

The Company had outstanding total debt of $658.0 million and cash of $453.5 million (of which approximately $78.0 million resides in foreign subsidiaries) at October 1, 2010. Total debt less cash (“net debt”) was $204.5 million at October 1, 2010. This compares to total debt of $816.3 million and cash of $447.1 million, resulting in net debt of $369.2 million at December 31, 2009.

Cash Flow Analysis

	Nine Months Ended
(In thousands)	October 1, 2010	September 25, 2009
Net cash provided by operating activities	$288,700	$308,830
Net cash (used in) investing activities	$(108,170)	$(55,843)
Net cash (used in) financing activities	$(172,290)	$(37,060)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first nine months of 2010 decreased $20.1 million to $288.7 million as compared to the same period in 2009. The decrease was primarily due to unfavorable cash changes in income taxes.

For the nine months ended October 1, 2010, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable increased $33.3 million due to the timing of increased net sales.

Accounts payable and other accrued expenses increased $24.8 million, primarily because of timing of invoice payments, offset by incentive and profit sharing payments made in the first quarter of 2010, and severance related payments during the first nine months of 2010 associated with the closure of the Company’s North Brunswick facility in 2009.

Income taxes payable decreased $21.7 million due to higher payments associated with higher earnings and the timing of payments.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2010 was $108.2 million, reflecting the $70.0 million acquisition of the Simply Saline brand, the $10.0 million acquisition of toothbrush technology and $37.4 million of property, plant and equipment expenditures, partially offset by approximately $8.2 million of proceeds received for assets sold, $1.7 million in payments received on outstanding notes receivable, and state government grants of $1.7 million received in connection with the York, Pennsylvania facility.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first nine months of 2010 was $172.3 million, principally reflecting a net decrease in debt of $158.3 million resulting from $123.4 million of mandatory payments on the Company’s term loan facility, repayment of short term bank debt of $4.9 million at one of the Company’s international subsidiaries and repayment of $30.0 million associated with the Company’s accounts receivable securitization facility. In addition, the Company paid cash dividends of $31.9 million. The effect of these activities was partly offset by proceeds of and tax benefits from stock option exercises, aggregating $18.0 million.

Certain Financial Covenants

Adjusted EBITDA is a component of the financial covenants contained in, and is defined in, the Company’s principal credit agreement (the “Credit Agreement”). Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. The leverage ratio during the twelve months ended October 1, 2010 was 1.2, which is below the maximum of 3.0 permitted under the current Credit Agreement, and the interest coverage ratio for the twelve months ending October 1, 2010 was 18.3, which is above the minimum of 3.0 permitted under the current Credit Agreement. The Company’s obligations under the current Credit Agreement are secured by substantially all of the assets of the Company. This will not be a requirement under the new revolving credit agreement. Refer to Note 11 to the condensed consolidated financial statements included in this report for disclosures relating to the new revolving credit agreement.

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

Interest Rate Risk

The Company had outstanding total debt at October 1, 2010 of $658.0 million, of which $250.0 million or 38% carries a fixed rate of interest. The remaining debt balance is comprised primarily of $408.0 million in term loans under the Company’s principal credit facilities.

During the fourth quarter of 2010, the Company anticipates paying off the outstanding Term Loan facility of $408.0 million with available cash and borrowings available under the accounts receivable securitization facility. The Company also is planning on entering into a new revolving unsecured five-year credit agreement of approximately $500.0 million in November 2010. The agreement will also contain an additional $500.0 million through an accordion feature upon the satisfaction of certain conditions.

In addition, the Company anticipates terminating its interest rate collar and swap cash flow hedges. As a result of the planned refinancing, the Company determined, at the end of the third quarter, that it was probable that forecasted interest payments would not occur by the end of the originally specified contract time period. Therefore, the Company reclassified into interest expense an estimated net loss of $4.3 million (pretax) from accumulated other comprehensive income in September 2010. The unamortized deferred financing costs of $3.3 million associated with the variable rate debt will be charged to other expense in the fourth quarter.

The weighted average interest rate on all Company borrowings at October 1, 2010, giving effect to the cash flow hedge zero cost collar and interest rate swap agreements and excluding deferred financing costs and commitment fees, was approximately 3.7%.

If the variable rate on the Company’s floating rate debt outstanding on October 1, 2010 were to change by 100 basis points from the October 1, 2010 level, annual interest expense associated with the floating rate debt would change by approximately $1.6 million, assuming no change to variable interest rate debt and collar and swap cash flow hedges.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in the U.S. dollar, Canadian dollar, British pound and Euro. The Company’s Canadian and Brazilian subsidiaries entered into forward exchange contracts to protect the Company from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows. The face value of the unexpired contracts as of October 1, 2010 totaled U.S. $28.4 million. The amount recorded, net of deferred taxes, as a result of changes in fair value of the forward exchange contracts, was an approximately $0.4 million loss and $0.1 million gain for the three and nine months ended October 1, 2010, respectively.

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

All unexpired diesel fuel hedge agreements existing as of December 31, 2009 were settled during the nine months ended October 1, 2010.

Equity Derivatives

The Company has entered into equity derivative contracts of its own stock in order to minimize the impact on earnings resulting from fluctuations in the liability to plan participants, as a result of changes in quoted fair values, with respect to contributions designated by the participants for notional investments in Company stock under the Company’s deferred compensation plan. Since the equity derivatives do not qualify for hedge accounting under ASC Subtopic 815-20, Derivatives and Hedging: Hedging-General, the Company is required to mark the agreements to market throughout the life of the agreements and record changes in fair value in the consolidated statement of income.

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

Cautionary Note on Forward-Looking Statements

This Report contains forward-looking statements, including, among others, statements relating to sales and earnings growth, earnings per share, margin improvement, trade and marketing spending, the Company’s hedge programs, interest rate collars and swap agreements, the impact of foreign exchange rate and commodities fluctuations, the effective tax rate, the impact of tax audits and the lapse of applicable statutes of limitations, expenditures in connection with the closing of the Company’s facilities in North Brunswick, New Jersey and certain facilities in Brazil, the sufficiency of cash flows from operations and the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs, its mandatory debt repayment schedule, pension funding requirements and payment of dividends, the acquisition of the Simply Saline and Toothbrush brands, divestitures, the effect of the credit environment on the Company’s liquidity, the Company’s plans to refinance its variable rate debt and the Company’s ability to renew its accounts receivable securitization facility. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include a decline in market growth and consumer demand (including the effect of political, economic and marketplace conditions and events on consumer demand); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition; the impact of retailer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

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

ITEM 6.	EXHIBITS

	(3.1)	Restated Certificate of Incorporation of the Corporation, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended October 1, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2010 and September 25, 2009, (ii) Condensed Consolidated Balance Sheets at October 1, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2010 and September 25, 2009, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended October 1, 2010 and September 25, 2009 and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

	•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	November 9, 2010	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE:	November 9, 2010	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

	(3.1)	Restated Certificate of Incorporation of the Corporation, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended October 1, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2010 and September 25, 2009, (ii) Condensed Consolidated Balance Sheets at October 1, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2010 and September 25, 2009, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended October 1, 2010 and September 25, 2009 and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

	•	Indicates documents filed herewith.