Form 10-K
period 2010-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2011-02-24
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number
1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ..    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 2, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4.4 billion. For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on July 2, 2010.

As of February 18, 2011, there were 71,300,995 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2011 are incorporated by reference in Items 10 through 14 of Item III of this Annual Report on Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to short- and long-term financial objectives, sales and earnings growth, earnings per share, margin improvement, price increases, trade and marketing spending, the Company’s hedge programs, increases in research and development and product development spending, interest rate collars and swap agreements, the impact of foreign exchange and commodity fluctuations, the effective tax rate, the impact of tax audits and the lapse of applicable statutes of limitations, pension plan contributions, the completion of the York, Pennsylvania laundry detergent and warehouse facility, capital expenditures relating to the new facility, facility restructuring charges, environmental matters, the closing of the Company’s facilities in North Brunswick, New Jersey and certain facilities at an international location, the sufficiency of cash flows from operations and the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs, and payment of dividends, the acquisition of the Simply Saline brand, Feline Pine brand and oral care technology, divestitures, the effect of the credit environment on the Company’s liquidity and the Company’s ability to renew its accounts receivable securitization facility. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include a decline in market growth and consumer demand (including the effect of political, economic and marketplace conditions and events on consumer demand); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition; the impact of trade customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART I

PART I

ITEM 1.	BUSINESS

GENERAL

The Company, founded in 1846, develops, manufactures and markets a broad range of household, personal care and specialty products. The Company focuses its marketing efforts principally on its eight “power brands.” These well-recognized brand names include ARM & HAMMER, (used in multiple product categories such as baking soda, carpet deodorization and laundry detergent), TROJAN Condoms, XTRA laundry detergent, OXICLEAN pre-wash laundry additive, NAIR depilatories, FIRST RESPONSE home pregnancy and ovulation test kits, ORAJEL oral analgesics and SPINBRUSH battery-operated toothbrushes. The Company’s business is divided into three primary segments, Consumer Domestic, Consumer International and Specialty Products. The Consumer Domestic segment includes the eight power brands and other household and personal care products such as SCRUB FREE, KABOOM and ORANGE GLO cleaning products, ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant, and CLOSE-UP and AIM toothpastes. The Consumer International segment primarily sells a variety of personal care products, some of which use the same brands as our domestic product lines, in international markets, including Canada, France, Australia, the United Kingdom, Mexico, Brazil and China. The Specialty Products segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2010, the Consumer Domestic, Consumer International and Specialty Products segments represented approximately 73%, 17% and 10%, respectively, of the Company’s net sales.

All domestic brand “rankings” contained in this report are based on dollar share rankings from AC Nielsen FDM excluding Wal-Mart for the 52 weeks ending December 25, 2010. Foreign brand “rankings” are derived from several sources.

2010 DEVELOPMENTS

On June 4, 2010, the Company acquired the SIMPLY SALINE brand of Nasal Saline Moisturizers from Blairex Laboratories (“Simply Saline Acquisition”) for cash consideration of $70.0 million. This brand will complement the Company’s existing STERIMAR brand nasal saline solution business in Europe and other parts of the world. The SIMPLY SALINE brand will be managed principally within the Consumer Domestic segment.

On December 21, 2010, the Company acquired the FELINE PINE cat litter brand from Nature’s Earth Products, Inc. (“Feline Pine Acquisition”) for a cash consideration of $46.0 million. This brand will complement the Company’s existing cat litter business and position the Company as the leading supplier of natural cat litter. The FELINE PINE brand will be managed within the Consumer Domestic segment.

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

On January 27, 2010, the Company’s Board of Directors approved the termination, effective April 15, 2010, of the Church & Dwight Co., Inc. Retirement Plan for Hourly Employees (the “U.S. Pension Plan”), under which approximately 766 participants, including 46 active employees, have accrued benefits. On December 1, 2010, the Company as plan sponsor of the U.S. Pension Plan, purchased a non participating group annuity contract from the Principal Life Insurance Company for the benefit of certain former and current employees with vested benefits in, and retired participants currently receiving benefits from the U.S. Pension Plan. In addition, effective December 1, 2010, an existing participating annuity contract with Aetna Insurance Company was changed to a non-participating annuity contract.

The purchase price of the contracts was approximately $63 million, which was funded from the assets of the U.S. Pension Plan on December 1, 2010 (considered the measurement date for accounting purposes) and a one-time payment by the Company of approximately $14 million (or $9 million after taxes). The transactions have resulted in the transfer and settlement of the U.S. pension benefit obligation, thus relieving the Company of any responsibility for the U.S. Pension Plan obligation. As a result of the transfer of the U.S. Pension Plan obligations and assets described above, the Company recorded a charge to earnings in the fourth quarter of 2010 of approximately $24 million pre-tax or $0.21 per share. This charge is included in selling, general and administrative costs.

The Company’s York, Pennsylvania manufacturing and distribution facility, which started production in late 2009, has met the Company’s expectation concerning production throughput and operating costs and was a key contributor to gross margin improvement in 2010.

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
ARM & HAMMER and XTRA Powder and Liquid Laundry Detergents
ARM & HAMMER Carpet & Room Deodorizers
ARM & HAMMER Cat Litter Deodorizer
ARM & HAMMER Clumping Cat Litters
ARM & HAMMER FRESH’N SOFT Fabric Softeners
ARM & HAMMER Total 2-in-1 Dryer Cloths
ARM & HAMMER Super Washing Soda
SCRUB FREE Bathroom Cleaners
CLEAN SHOWER Daily Shower Cleaner
CAMEO Aluminum & Stainless Steel Cleaner
SNO BOL Toilet Bowl Cleaner

Type of Product	Key Brand Names
XTRA and NICE’N FLUFFY Fabric Softeners
DELICARE Fine Fabric Wash
OXICLEAN Detergent and Cleaning Solution
KABOOM Cleaning Products
ORANGE GLO Cleaning Products
FELINE PINE Cat Litter

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
CLASS ACT Condoms
FIRST RESPONSE Home Pregnancy and Ovulation Test Kits
ANSWER Home Pregnancy and Ovulation Test Kits
NAIR Depilatories, Lotions, Creams and Waxes
ORAJEL Oral Analgesics
SIMPLY SALINE Nasal Saline Moisturizer
CARTERS LITTLE PILLS Laxative

Household Products

In 2010, household products constituted approximately 64% of the Company’s Domestic Consumer sales and approximately 47% of the Company’s total sales.

The ARM & HAMMER trademark was adopted in 1867. ARM & HAMMER Baking Soda remains the leading brand of baking soda in terms of consumer recognition of the brand name and reputation for quality and value. The deodorizing properties of baking soda have led to the development of several household products. For example, the Company markets ARM & HAMMER FRIDGE FRESH, a refrigerator deodorizer equipped with a baking soda filter to keep food tasting fresher. In addition, ARM & HAMMER Carpet and Room Deodorizer is the number one brand in the domestic carpet and room deodorizer market.

The Company’s laundry detergents constitute its largest consumer business, measured by net sales. The Company markets its ARM & HAMMER brand laundry detergents, in both powder and liquid forms, as value products, priced at a discount from products identified by the Company as market leaders. The Company markets its XTRA laundry detergent in both powder and liquid at a slightly lower price than ARM & HAMMER brand laundry detergents. Although the powder laundry detergent segment continued its long-term steady decline throughout 2010, ARM & HAMMER powder maintained its position as the leading powder detergent value brand by dollar share. The Company also markets XTRA SCENTSATIONS, a highly fragranced and concentrated liquid laundry detergent, and OXICLEAN pre-wash laundry additive. OXICLEAN is the number one brand in the laundry pre-wash additives market in the U.S. The Company markets ARM & HAMMER plus OXICLEAN liquid and powder laundry detergents, combining the benefits of these two powerful laundry detergent products. In 2010, the Company launched ARM & HAMMER Power Gel Laundry Detergent.

The Company’s laundry products also include fabric softener sheets that prevent static cling and soften and freshen clothes. The Company markets ARM & HAMMER FRESH ‘N SOFT liquid fabric softener and offers another liquid fabric softener, NICE’N FLUFFY, at a slightly lower price enabling the Company to compete at several price points. The Company markets ARM & HAMMER Total 2-in-1 Dryer Cloths, a fabric softener sheet used in the clothes dryer that delivers liquid-like softening, freshening and static control.

The Company also markets a line of cat litter products, including ARM & HAMMER SUPER SCOOP clumping cat litter. Line extensions of SUPER SCOOP include ARM & HAMMER Multi-Cat cat litter, designed for households with more than one cat, ARM & HAMMER ODOR ALERT cat litter, with crystals that change color when activated, and ARM & HAMMER ESSENTIALS clumping cat litter, a corn-based scoopable litter made for consumers who prefer to use products made from natural ingredients. In December 2010, the Company acquired FELINE PINE brand cat litter. FELINE PINE cat litter is the number one brand in the natural litter segment, which is the highest growth segment in the litter category. This brand will complement the Company’s existing cat litter business and position the Company as the leading supplier of natural cat litter. In 2010, the Company launched ARM & HAMMER Double Duty Cat Litter, which eliminates both urine and feces odors on contact.

In addition, the Company markets a line of household cleaning products including CLEAN SHOWER daily shower cleaner, SCRUB FREE bathroom cleaners and SNO BOL toilet bowl cleaner. The Company also markets KABOOM bathroom cleaner and ORANGE GLO household cleaning products.

Personal Care Products

The Company entered the personal care business using the unique strengths of its ARM & HAMMER trademark and baking soda technology, and has expanded its presence through its acquisition of antiperspirants, oral care products, depilatories, reproductive health products, oral analgesics and nasal saline moisturizers. In 2010, Personal Care Products constituted approximately 36% of the Company’s Consumer Domestic sales and approximately 26% of the Company’s total sales.

ARM & HAMMER Baking Soda, when used as a dentifrice, whitens and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE brand name.

The Company also manufactures in the United States and markets in the United States (including Puerto Rico) and Canada, CLOSE-UP, PEPSODENT and AIM toothpastes, which are priced at a discount from the market leaders, and the MENTADENT brand of toothpaste and toothbrushes.

The Company markets ORAJEL oral analgesics, which includes products for adults as well as BABY ORAJEL Cooling Cucumber Teething Gel and BABY ORAJEL Tooth and Gum Cleanser.

The Company markets SPINBRUSH battery-operated toothbrushes in the United States (including Puerto Rico), the United Kingdom, Canada, China and Australia. In 2010, the SPINBRUSH battery-operated toothbrush was the number one brand of battery-operated toothbrushes in the United States. The Company also markets SPINBRUSH Pro-Select toothbrushes, a two speed version of SPINBRUSH, SPINBRUSH Pro-Recharge, a rechargeable toothbrush offering up to one week of power brushes between charges and SPINBRUSH Sonic, a reasonably priced high speed battery-operated toothbrush which competes with much more expensive “sonic” toothbrushes. In September 2010, the Company acquired additional technology related to our oral care business.

The Company’s deodorant and antiperspirant products are marketed under the ARM & HAMMER, ARRID and LADY’S CHOICE brand names.

Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases (“STDs”). The TROJAN condom brand has been in use for more than 90 years. In 2010, the brand continued its market share leadership in the United States with the launch of the new ECSTASY product line and continued success of such products as EXTENDED PLEASURE, HER PLEASURE, TWISTED PLEASURE, SHARED PLEASURE, MAGNUM WITH WARM SENSATIONS, a unique lubricant system which warms the skin on contact for enhanced pleasure, and TROJAN Ultra Thin condoms. In 2010, the Company launched TROJAN Fire and Ice Condoms. The Company also markets a series of vibrating products under the TROJAN name.

In 2010, FIRST RESPONSE continued to be the number one brand in the home pregnancy and ovulation test kit business category. The Company also markets FIRST RESPONSE Rapid Result test kit, designed to tell a woman if she is pregnant within one minute after taking the test and ANSWER, which competes in the value segment of the home pregnancy and ovulation test kit market. The Company also markets an at-home female fertility test under the FIRST RESPONSE brand name.

The NAIR depilatory brand is the number one depilatory brand in the United States, with innovative products that address consumer needs for quick, complete and longer-lasting hair removal. The Company offers a full array of depilatory products for women, men and teens under the NAIR brand name.

In June 2010, the Company acquired the SIMPLY SALINE brand of nasal saline moisturizers. This brand will complement the Company’s existing STERIMAR brand nasal saline solution business in Europe and other parts of the world.

Consumer International

The Consumer International segment markets and sells a variety of personal care products, over-the-counter and household products in international markets, including Canada, France, Australia, the United Kingdom, Mexico, Brazil and China.

Total Consumer International sales represented approximately 17% of the Company’s consolidated net sales in 2010. Canada, France and the United Kingdom accounted for 38%, 18% and 16%, respectively, of the Company’s international net sales in this segment in 2010. No other country in which the Company operates accounts for more than 10% of its total international net sales in this segment, and no brand accounts for more than 10% of total international net sales.

Certain of the Company’s international product lines are similar to its domestic product lines. The Company markets depilatories and waxes, home pregnancy and ovulation test kits and oral care products in most of its international markets. For example, the Company markets waxes and depilatory products in virtually all international locations, and TROJAN condoms in Canada and Mexico.

The Company has expanded distribution of ARM & HAMMER products internationally by selling ARM & HAMMER laundry and pet care products in Canada and ARM & HAMMER laundry care products in Mexico. The Company also markets SPINBRUSH battery-operated toothbrushes, primarily in the United Kingdom, Canada, China and Australia, and OXICLEAN, KABOOM and ORANGE GLO products primarily in Mexico and Canada.

The Company sells PEARL DROPS products in Europe, Canada and Australia and STERIMAR nasal hygiene products in a number of markets in Europe, Latin America and Australia.

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

Consumer products, particularly those that are value-priced, such as laundry and household cleaning products, are subject to significant price competition. As a result, the Company may need to reduce the prices for some of its products to respond to competitive and customer pressures and to maintain market share.

Internationally, the Company’s products compete in similar competitive categories.

Many of the Company’s competitors are large companies, including The Procter & Gamble Company, Sun Products Corporation, The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Henkel AG & Co. KGaA, Reckitt Benckiser Group plc, Johnson & Johnson and Inverness Medical Innovations, Inc.. Many of these companies have greater financial resources than the Company and have the capacity to outspend the Company if they attempt to gain market share.

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

DISTRIBUTION FOR CONSUMER DOMESTIC

Products in the Consumer Domestic segment are marketed throughout the United States primarily through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, pet specialty stores and dollar stores. The Company employs a sales force based regionally throughout the United States. In each market, the sales force utilizes the services of independent food brokers, who represent our products in the Food, Pet, Dollar and Club classes of trade. The Company’s products are stored in Company plants and public warehouses and are either delivered by independent trucking companies or picked up by customers.

DISTRIBUTION FOR CONSUMER INTERNATIONAL

The Company’s Consumer International distribution network reflects capacity and cost considerations in the markets served. In Canada, Mexico and Australia, finished goods are warehoused internally and shipped directly to customers through independent freight carriers. In the United Kingdom, domestic product distribution is subcontracted to professional distribution companies, while export product distribution is handled internally and shipped from the Company’s warehouses. In France, distribution of consumer products to mass markets is handled internally while distribution of OTC products to pharmacies and professional diagnostics to laboratories is handled by outside agencies. In Brazil and China, all product distribution is subcontracted to professional distribution companies.

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

The Company’s 99.2% owned Brazilian subsidiary, Quimica Geral do Nordeste (“QGN”), is South America’s leading provider of sodium bicarbonate.

The Company and Occidental Petroleum Corporation are equal partners in a joint venture, Armand Products Company, which manufactures and markets potassium carbonate and potassium bicarbonate for sale in domestic and international markets. The potassium-based products are used in a wide variety of applications, including agricultural products, specialty glass and ceramics, and potassium silicates. Armand Products also manufactures for the Company a potassium carbonate-based animal feed additive for sale in the dairy industry, described below under “Animal Nutrition Products.”

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

Following a raw material price decline in 2009, prices for commodities generally increased in 2010. As a result, the cost of surfactants, diesel fuel, corrugated paper and oil-based raw and packaging materials used in the household and specialty products businesses were all higher at the end of 2010 than the 2009 average. Moreover, the price of palm fatty acid distillate (PFAD), which generally fluctuates with the price of global vegetable oil, and latex were at record levels by the end of 2010. Additional increases in the prices of certain raw materials could materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

The Company utilizes the services of third party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

The Company’s trademarks (identified throughout this report in capitalized letters), including ARM & HAMMER, are registered with the United States Patent and Trademark Office and also with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by the Company since 1867, and is a valuable asset and important to the successful operation of the Company’s business. The Company’s other valuable trademarks include TROJAN, NAIR, ORAJEL, FIRST RESPONSE, MENTADENT, CLOSE-UP, AIM, PEPSODENT, XTRA, ARRID, KABOOM, ORANGE GLO, SCRUB FREE, OXICLEAN, CLEAN SHOWER, SPINBRUSH, SIMPLY SALINE and FELINE PINE. A United States trademark registration has a term of 10 years and is renewable every 10 years so long as the trademark is used in the regular course of trade. The Company’s portfolio of trademarks represent substantial goodwill in the businesses using the trademarks.

United States patents are currently granted for a term of 20 years from the date the patent application is filed. Although the Company actively seeks and maintains a number of patents, no single patent is considered significant to the business as a whole.

In conjunction with the 2005 acquisition of SPINBRUSH from Procter & Gamble, the Company received a royalty free license to use the Crest tradename until October 29, 2009, and Procter & Gamble agreed to refrain from using the Crest tradename on battery-operated toothbrushes for two years thereafter. The Company completed its transition plan to remove the Crest tradename from its SPINBRUSH products prior to termination of the license. The Company retained its position in 2010 as the number one brand in battery-operated toothbrushes but cannot predict the long-term effect that the loss of the tradename, or any effort by Proctor & Gamble to market battery-operated toothbrushes under the Crest tradename after October 2011, will have on SPINBRUSH sales and profitability.

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2010, 2009, and 2008, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates were 23%, 22% and 22% respectively, of the Company’s total consolidated net sales. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

RESEARCH & DEVELOPMENT

The Company conducts research and development activities primarily at its Princeton and Cranbury facilities in New Jersey. The Company devotes significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features and to provide increased convenience and value to its customers. To increase its innovative capabilities, the Company engages outside contractors for general research and development in activities beyond its core areas of expertise. The Company spent $53.7 million, $55.1 million and $51.2 million on research and development activities in 2010, 2009 and 2008, respectively.

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

ENVIRONMENTAL MATTERS

The Company’s operations are subject to federal, state and local regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. The Company endeavors to take actions necessary to comply with such regulations. These steps include periodic environmental audits of each Company facility. The audits, conducted by independent engineering firms with expertise in environmental compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state and local regulations. Other than the item noted below, the Company believes that it is in compliance with existing environmental regulations.

In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by environmental authorities in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills.

In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”). In addition, notwithstanding repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million reals (approximately $3 million) for the discharge of contaminants above allowable limits. QGN filed with IMA an administrative defense to the fine. IMA has not yet responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, IMA stayed the Remediation Notification pending its further review. QGN intends to continue discussions with IMA to seek agreement on a rational and appropriate remediation plan.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009 and an additional $4.8 million in 2010 for remediation, fines and related costs. However, the Company cannot assure that additional costs will not be incurred in connection with this matter.

GEOGRAPHIC AREAS

Approximately 79%, 81% and 78% of the Company’s net sales in 2010, 2009 and 2008, respectively, were to customers in the United States. Approximately 96%, 95% and 94% of the Company’s long-lived assets were located in the United States at December 31, 2010, 2009 and 2008, respectively. Other than the United States, no one country accounts for more than 7% of consolidated net sales and 3% of total assets.

EMPLOYEES

At December 31, 2010, the Company had approximately 3,600 employees. The Company is party to a labor contract with the International Machinists Union at its Colonial Heights, Virginia plant, which expires May 31, 2013. Internationally, the Company employs union employees in France, Mexico, Brazil and New Zealand. The Company believes that its relations with both its union and non-union employees are satisfactory.

CLASSES OF SIMILAR PRODUCTS

The Company’s operations, exclusive of unconsolidated entities, constitute three reportable segments, Consumer Domestic, Consumer International and Specialty Products (SPD). The table set forth below shows the percentage of the Company’s net sales contributed by each group of similar products marketed by the Company during 2010, 2009 and 2008.

	% of Net Sales
	2010	2009	2008
Consumer Domestic
Household Products	47%	47%	45%
Personal Care Products	26%	27%	26%
Consumer International	17%	16%	17%
Specialty Products	10%	10%	12%

The table above reflects consolidated net sales, exclusive of net sales of unconsolidated entities.

PUBLIC INFORMATION

The Company maintains a web site at www.churchdwight.com and on the “Investors—SEC Filings” page of the web site makes available free of charge the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission. Also available on the “Investors – Corporate Governance” page on the Company’s website are the Company’s Corporate Governance Guidelines, charters for the Audit, Compensation & Organization and Governance & Nominating Committees of the Company’s Board of Directors and the Company’s Code of Conduct. Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 469 North Harrison Street, Princeton, New Jersey 08543, attention: Secretary. The information presented in the Company’s web site is not a part of this report and the reference to the Company’s web site is intended to be an inactive textual reference only.

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

The banking system and financial markets have experienced severe disruption, including, among other things, bank failures and consolidations, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations, and fluctuations in foreign currency exchange rates. These conditions present the following risks to us, among others:

•

We are dependent on the continued financial viability of the financial institutions that participate in the syndicate that is obligated to fund our $500 million revolving credit agreement. In addition, our revolving credit agreement includes a “commitment increase” feature that enables us to increase the size of the facility by up to an additional $500 million, subject to lending commitments and certain conditions as described in the agreement filed on the Company’s Form 8-K on November 19, 2010. If one or more participating institutions are unable to honor their funding commitments, the cash availability under our revolving credit agreement may be curtailed.

•

We are dependent on the continued financial viability of the bank that administers and makes available a “backstop” line of credit under our accounts receivable securitization facility. The facility currently provides for maximum funding of $115 million. Under the securitization facility, we sell from time to time throughout the term of the related agreements (which are renewed annually), our trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary. The finance subsidiary in turn sells on an ongoing basis, to a commercial paper issuer affiliated with the bank, an undivided interest in the pool of accounts receivable. The bank’s backstop line of credit enables us to borrow from the bank in the event the commercial paper issuer is unable to sell commercial paper backed by the accounts receivable. We recently renewed the securitization facility, which now expires on February 14, 2012.

We have not been notified of any circumstances that would prevent any participating financial institution from funding our revolving credit agreement, or term loan accordion feature, or from participating in our securitization facility on February 14, 2012. However, under current or future circumstances, such constraints may exist. Although we believe that our operating cash flows, together with our access to the credit markets, provide us with significant discretionary funding capacity, the inability of one or more institutions to fund the credit facilities or participate in our securitization facility could have a material adverse effect on our liquidity and operations.

•	If our trade customers discontinue or reduce distribution of our products or increase private label products, our sales may decline, adversely affecting our financial performance.

The economic crisis caused many of our trade customers to more critically analyze the number of brands they sell which may result in their reduction or discontinuance of certain of our product lines, particularly those products that are not number one or two in their category. If this occurs and we are unable to improve distribution for those products at other trade customers, our Company’s results could be adversely affected.

In addition, many of our trade customers sell products under their own private label brands that compete with products that we sell. As consumers look for opportunities to decrease discretionary spending during these difficult economic times, our trade customers may discontinue or reduce distribution of our products to encourage those consumers to purchase our trade customers’ less expensive private label products. To the extent some of our products are discontinued or are adversely affected by our trade customers’ actions to increase shelf space for their private label products, we are focusing our efforts on improving distribution with other customers. Our results could be adversely affected if our efforts are not effective.

•	If the reputation of one or more of our leading brands erodes our financial results could suffer.

Our financial success is directly dependent on the success of our brands, particularly the ARM & HAMMER, OXICLEAN and TROJAN brands. The success of these brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Further, our results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues.

•

We have recently developed and commenced sales of a number of new products and line extensions, but if they do not gain widespread customer acceptance or if they cause sales of our existing products to decline, our financial performance could decline.

We introduced new consumer product line extensions such as ARM & HAMMER Power Gel laundry detergent, ARM & HAMMER Double Duty Cat Litter and TROJAN Fire and Ice condoms. The development and introduction of new products involves substantial research, development and marketing expenditures, which we may be unable to recover if the new products do not gain widespread market acceptance. In addition, if sales generated by new products result in a concomitant decline in sales of our existing products, our financial performance could be harmed.

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

During 2010, approximately 79% of our sales were generated in U.S. markets. U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, antiperspirants and deodorants. Our unit sales growth in domestic markets will depend on increased use of our products by consumers, product innovation and our ability to capture market share from competitors. We may not succeed in implementing strategies to increase domestic revenues.

The consumer products industry, particularly the laundry detergent, personal care and air deodorizer categories, is intensely competitive. To protect existing market share or to capture increased market share, we may need to increase expenditures for promotion and advertising and to introduce and establish new products. Increased expenditures may not prove successful in maintaining or enhancing market share and could result in lower sales and profits. Many of our competitors are large companies, including The Procter & Gamble Company, Sun Products Corporation, The Clorox Company, Colgate-Palmolive Company, Henkel AG & Co. KGaA, Reckitt Benckiser Group plc, Johnson & Johnson, Inverness Medical Innovations, Inc. and S.C. Johnson & Son, Inc. Many of these companies have greater financial resources than we do, and, therefore, have the capacity to outspend us should they attempt to gain market share. If we lose market share and the markets in which we compete do not grow substantially, our sales levels and operating results will decline.

•	Loss of the “Crest” tradename on our SPINBRUSH products, or use of that tradename on a competitor’s battery-operated toothbrushes, could cause SPINBRUSH sales to decline.

In conjunction with our 2005 acquisition of SPINBRUSH from Procter & Gamble, we received a royalty free license to use the Crest tradename until October 29, 2009, and Procter & Gamble agreed to refrain from using the Crest tradename on battery-operated toothbrushes for two years thereafter. We completed the transition plan to remove the Crest tradename from its SPINBRUSH products prior to termination of the license. SPINBRUSH retained its position in 2010 as the number one brand in battery-operated toothbrushes, but we cannot predict the long-term effect that the loss of the tradename, or any effort by Procter & Gamble to market battery-operated toothbrushes under the Crest tradename after October 2011, will have on SPINBRUSH sales and profitability.

•	Providing price concessions or trade terms that are acceptable to our trade customers, or the failure to do so, could adversely affect our sales and profitability.

Consumer products, particularly those that are value-priced like many of our products, are subject to significant price competition. As a result, we may need to reduce the prices for some of our products, or increase prices by an amount that does not cover manufacturing cost increases, to respond to competitive and customer pressures and to maintain market share. Any reduction in prices, or inability to raise prices sufficiently to cover manufacturing cost increases, in response to these pressures would harm profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer.

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

•

Reductions in inventory by our trade customers, including as a result of consolidations in the retail industry, could adversely affect orders for our products in periods during which the reduction occurs.

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

Our performance also depends upon the general health of the economy and of the retail environment in particular and could be significantly harmed by changes affecting retailing and by the financial difficulties of retailers. Consumer products such as those marketed by us are increasingly being sold by club stores and mass merchandisers, while sales of consumer products by food and drug stores comprise a smaller proportion of the total volume of consumer products sold. Sales of our products are stronger in the food and drug channels of trade and not as strong in club stores and mass merchandiser channels. Although we have taken steps to improve sales to club stores and mass merchandisers, if we are not successful in further improving sales to these channels, and the current trend continues, our financial condition and operating results could suffer.

•	Loss of any of our principal customers could significantly decrease our sales and profitability.

Wal-Mart, together with its affiliates, is our largest customer, accounting for approximately 23% of net sales in 2010 and 22% in each of the years 2009 and 2008. Our top three customers accounted for approximately 33% of net sales in 2010, 32% of net sales in 2009 and 31% of net sales in 2008. The loss of or a substantial decrease in the volume of purchases by Wal-Mart and its affiliates or any of our other largest customers would harm our sales and profitability.

•	Failure to repay our indebtedness could adversely affect our financial condition and ability to operate our businesses.

As of December 31, 2010, we had $339.7 million of total consolidated indebtedness. Our failure to service our indebtedness or obtain additional financing as needed could have a material adverse effect on our business operating results and financial condition.

•

We may make acquisitions that result in dilution to our current stockholders or increase our indebtedness, or both. In addition, acquisitions that are not properly integrated or are otherwise unsuccessful could strain or divert our resources.

We have made several acquisitions in recent years, including businesses previously operated by Del Pharmaceuticals, Inc. and Orange Glo International, Inc., the SIMPLY SALINE nasal moisturizer product line and the FELINE PINE natural cat litter product line. We may make additional acquisitions or substantial investments in complementary businesses or products in the future. Any future acquisitions or investments would entail various risks, including the difficulty of assimilating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. The risks associated with assimilation are increased to the extent we acquire businesses that have operations or sources of supply outside of the United States and Canada, for which products are manufactured locally by third parties. These factors could harm our financial condition and operating results. Any future acquisitions or investments could result in substantial cash expenditures, the issuance of new equity by us or the incurrence of additional debt and contingent liabilities. In addition, any potential acquisitions or investments, whether or not ultimately completed, could divert the attention of management and divert other resources from other matters that are critical to our operations.

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

Operations at our manufacturing facilities may be subject to disruption from a variety of causes, including work stoppages, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. If a major disruption were to occur, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations, any of which could have a material adverse effect on our business.

•

Price increases in raw and packaging materials or energy costs could erode our profit margins, which could harm operating results, and efforts to hedge against raw material price increases may adversely affect our operating results if raw material prices decline.

Increases in the prices of raw materials such as surfactants, which are cleaning agents, palm oil, paper products and bottles, or increases in energy costs, could significantly affect our profit margins. In particular, during the past few years, we have experienced extraordinary price increases for raw and packaging materials, diesel fuel and energy. Concerns about the adequacy of oil supply, in the face of increasing demand, continued to affect pricing. We use surfactants and bottles in the manufacture and marketing of laundry and household cleaning products. We use paper products for packaging in many of our consumer and specialty chemical products. We use palm oil in certain of our animal nutrition products. We have attempted to address these price increases through cost reduction programs and price increases of our own products, entering into pre-buying arrangements with certain suppliers and entering into hedge agreements for diesel fuel costs. If raw material price increases continue to occur, we may not be able to fully offset those price increases. This could harm our financial condition and operating results.

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

In particular, the FDA regulates the safety, manufacturing, labeling and distribution of condoms, home pregnancy and ovulation test kits, and over-the-counter pharmaceuticals. The FDA also exercises oversight over cosmetic products such as depilatories. In addition, under a memorandum of understanding between the FDA and the FTC, the FTC has jurisdiction with regard to the promotion and advertising of these products, and the FTC regulates the promotion and advertising of our other products as well. As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that we use to manufacture regulated products and may observe compliance issues that would require us to make certain changes in our manufacturing facilities and processes. We may be required to make additional expenditures to address these issues or possibly stop selling certain products until a compliance issue has been remediated. As a result, our business could be adversely affected.

Our international operations, including the production of over-the-counter drug products, are subject to regulation in each of the foreign jurisdictions in which we manufacture or market goods. Changes in product standards or manufacturing requirements in any of these jurisdictions could require us to make certain modifications to our operations or product formulations, or to cease manufacturing certain products completely. The effect of the regulatory environment in foreign countries on our over-the-counter and medical devices may affect our ability to market and to make competitive claims for our products. As a result, our international business could be adversely affected.

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

We may be required to pay for losses or injuries actually or purportedly caused by our products. Claims could be based on allegations that, among other things, our products contain contaminants, provide inadequate instructions regarding their use, or inadequate warnings concerning interactions with other substances. Product liability claims also could result in negative publicity that could harm our sales and operating results. In addition, if one of our products is found to be defective, we could be required to recall it, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on our business, operating results and financial condition.

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

We rely extensively on information technology systems, some of which are managed by third-party service providers, to interact with internal personnel and external customers and suppliers, and other persons. These interactions include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage our business. Our systems could be damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, and security breaches. Although we have business continuity plans in place to address service interruptions, if our business continuity plans do not provide effective alternative processes on a timely basis, we may suffer interruptions in our ability to manage operations which may adversely affect our business. In addition, we are transitioning our ordering, shipping and billing systems in North America and Western Europe to a new system during 2011 and 2012. If the new system does not function properly upon implementation, our ability to process and deliver customer orders in regions in which we conduct the substantial majority of our business could be limited, which could adversely impact our results of operations during the period(s) of transition. In addition, we may be unable to process and receive payments for products sold, which could negatively impact our cash flows during those periods.

•	Changes in our effective tax rate may adversely affect our earnings and cash flow.

Our future effective tax rate could be affected by changes in tax laws and regulations or their interpretation, changes in the mix of earnings in countries with differing statutory tax rates, or changes in the valuation of deferred tax assets and liabilities. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. If the actual amount of our future taxable income is less than the amount we are currently projecting with respect to specific tax jurisdictions, or if there is a change in the time period within which the deferred tax asset becomes deductible, we could be required to record a valuation allowance against our deferred tax assets. The recording of a valuation allowance would result in an increase in our effective tax rate, and would have an adverse effect on our operating results. In addition, changes in statutory tax rates may change our deferred tax assets or liability balances, which would have either a favorable or unfavorable impact on our effective tax rate.

•	Resolutions of tax disputes may adversely affect our earnings and cash flow.

Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We provide for uncertain tax positions with respect to tax positions that do not meet the recognition thresholds or measurement standards mandated by applicable accounting guidance. Changes to uncertain tax positions, including related interest and penalties, impact our effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES.

The Company’s executive offices and primary research and development facilities are owned by the Company and are located on 22 acres of land in Princeton, New Jersey. These facilities include approximately 127,000 square feet of office and laboratory space. The Company also owns a 36,000 square foot research and development facility in Cranbury, New Jersey. In addition, the Company leases space in three buildings adjacent to its Princeton facility that contain approximately 140,000 square feet of office space under three leases, of which two expire in 2012, and the other expires in 2022. The Company also leases regional sales offices in various locations throughout the United States, Brazil and China.

The Company and its consolidated subsidiaries also own or lease other facilities as set forth in the following table:

Location	Products Manufactured	Approximate Area (Sq. Feet)
Owned:
Manufacturing facilities
York, Pennsylvania	Liquid laundry detergent	450,000
Harrisonville, Missouri	Liquid laundry detergent and fabric softener	360,000
Green River, Wyoming	Sodium bicarbonate and various consumer products	273,000
Lakewood, New Jersey	Various consumer products	250,000
Colonial Heights, Virginia	Condoms	220,000
Old Fort, Ohio	Sodium bicarbonate, rumen bypass fats and various consumer products	208,000
Montreal, Canada	Personal care products	157,000
Camaçari, Bahia, Brazil	Sodium bicarbonate and other products	120,000
Feira de Santana, Bahia, Brazil	Barium carbonate and other products	106,000
Folkestone, England	Personal care products	78,000
Madera, California	Rumen bypass fats and related products	50,000
Itapura, Bahia, Brazil	Barite	35,000
New Plymouth, New Zealand	Condom processing	31,000
Oskaloosa, Iowa	Animal nutrition products	27,000
Warehouses
York, Pennsylvania	—	650,000
Harrisonville, Missouri	—	150,000
Green River, Wyoming	—	101,000
Camaçari, Bahia, Brazil	—	39,200
Itapura, Bahia, Brazil	—	19,600
Feira de Santana, Bahia, Brazil	—	13,100

Location	Products Manufactured	Approximate Area (Sq. Feet)
Leased:
Manufacturing facilities
North Brunswick, New Jersey(1)	—	360,000
Folkestone, England	Personal care products	21,500
Warehouses
Fostoria, Ohio	—	125,000
Grandview, Missouri	—	304,285
Mississauga, Canada(3)	—	123,000
San Bernardino, California(2)	—	450,500
Barcelona, Spain(4)	—	20,000
Folkestone, England	—	65,000
Revel, France	—	35,500
Mexico City, Mexico	—	27,500
Sydney, Australia	—	24,900
Feira de Santana, Bahia, Brazil	—	21,700
Diadema, SP, Brazil	—	13,000
Atlanta, Georgia	—	23,071
Offices
Barcelona, Spain(4)	—	85,000
Levallois, France	—	21,600
Mississauga, Canada	—	17,000
Folkestone, England	—	10,000
Dover, England(5)	—	9,400

(1)	Lease expires in 2015. In conjunction with the opening of the new facility in York, Pennsylvania, the Company has subleased this building until July 2011.
(2)	Lease expires in 2024, subject to two five-year extensions at the option of the Company.
(3)	Lease expires in 2022, subject to two five-year extensions at the option of the Company.
(4)	In Barcelona, Spain, the Company leases an 85,000 square foot facility in which manufacturing operations ceased in the first quarter 2006. The lease expires in November 2012. The Company has subleased 57,000 square feet of the plant to a third party.
(5)	Lease expires on July 1, 2011.

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

The Company’s 99.2% owned Brazilian subsidiary, QGN, has its administrative headquarters in Rio de Janeiro.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	2010			2009
Common Stock Price Range and Dividends	Low	High	Dividend	Low	High	Dividend
1st Quarter	$59.07	$69.36	$0.14	$45.41	$56.15	$0.09
2nd Quarter	$61.98	$69.95	$0.14	$49.27	$58.50	$0.09
3rd Quarter	$59.44	$67.84	$0.17	$52.52	$61.14	$0.14
4th Quarter	$64.00	$71.00	$0.17	$54.54	$62.42	$0.14
Full Year	$59.07	$71.00	$0.62	$45.41	$62.42	$0.46

Based on composite trades reported by the New York Stock Exchange.

Approximate number of holders of Church & Dwight’s Common Stock as of December 31, 2010: 1,700

The following graph compares the yearly change in the cumulative total stockholder return on the Company Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below. The returns are indexed to a value of $100 at December 31, 2005. Dividend reinvestment has been assumed.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data)

(in millions)	2010(1)	2009(1)	2008(1)	2007(1)	2006(1)
Operating Results
Net Sales	$2,589.2	$2,520.9	2,422.4	2,220.9	1,945.7
Marketing	$338.0	$353.6	294.1	256.7	216.7
Research & Development	$53.7	$55.1	51.2	49.8	44.7
Income from Operations(2,3,4)	$445.0	$412.9	340.3	305.0	252.1
% of Sales	16.4%	16.4%	14.1%	13.7%	13.0%
Net Income attributable to Church & Dwight Co., Inc.(2,3)	$270.7	$243.5	195.2	169.0	138.9
Net Income per Share-Basic	$3.81	$3.46	2.88	2.57	2.14
Net Income per Share-Diluted	$3.75	$3.41	2.78	2.46	2.07

Financial Position
Total Assets	$2,945.2	$3,118.4	2,801.4	2,532.5	2,334.2
Total Debt(4)	$339.7	$816.3	856.1	856.0	933.3
Total Stockholders’ Equity	$1,870.9	$1,601.8	1,331.7	1,080.5	864.2
Total Debt as a % of Total Capitalization	15%	34%	39%	44%	52%

Other Data
Average Common Shares Outstanding-Basic (in thousands)	71,031	70,379	67,870	65,840	64,856
Cash Dividends Paid	$44.0	$32.3	23.1	19.7	16.9
Cash Dividends Paid per Common Share	$0.62	$0.46	0.34	0.30	0.26
Stockholders’ Equity per Common Share	$26.34	$22.76	19.62	16.41	13.32
Additions to Property, Plant & Equipment(5)	$63.8	$135.4	98.3	48.9	47.6
Depreciation & Amortization	$71.6	$85.4	71.4	56.7	51.7
Employees at Year-End	3,543	3,664	3,530	3,682	3,655

(1)	Period to period comparisons of the data presented above are impacted by the effect of acquisitions and divestitures made by the Company. For further explanation of the impact of the acquisition occurring in 2008 and 2010, reference should be made to Note 6 to the consolidated financial statements and for the impact of divestitures occurring in 2008 and 2010 reference should be made to Note 9 of such financial statements, which are included in Item 8 of this report.
(2)	2009 includes a pre-tax Abbott Litigation Settlement net gain of $20 million ($12.0 million after tax), and the North Brunswick, New Jersey shutdown pre-tax charge of $25.5 million ($15.6 million after tax).
(3)	2010 includes pension settlement charge of approximately $24 million pre-tax ($15.5 million after tax).
(4)	Debt change in 2010 due to termination and payoff of bank term loans of $408 million.
(5)	Includes in 2008 and 2009 $51 million and $85 million, respectively, for construction of the York, Pennsylvania facility.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements.

OVERVIEW

The Company develops, manufactures and markets a broad range of consumer and specialty products. It recognizes revenues and profits from selling its products under a variety of brands to supermarkets, drug stores and mass merchandisers that sell the products to consumers. The Company also sells its products to industrial customers and distributors. The Company focuses its marketing efforts principally on its eight “power brands.” These well-recognized brand names include ARM & HAMMER, (used in multiple product categories such as baking soda, carpet deodorization and laundry detergent), TROJAN condoms, XTRA laundry detergent, OXICLEAN pre-wash laundry additive, NAIR depilatories, FIRST RESPONSE home pregnancy and ovulation test kits, ORAJEL oral analgesics and SPINBRUSH battery-operated toothbrushes. The Company’s business is divided into three primary segments, Consumer Domestic, Consumer International and Specialty Products. The Consumer Domestic segment includes the eight power brands and other household and personal care products such as SCRUB FREE, KABOOM, ORANGE GLO cleaning products, ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant, and CLOSE-UP and AIM toothpastes. The Consumer International segment primarily sells a variety of personal care products, some of which use the same brand names as our domestic product lines, in international markets, including Canada, France, Australia, the United Kingdom, Mexico, Brazil and China. The Specialty Products segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2010, the Consumer Domestic, Consumer International and Specialty Products segments represented approximately 73%, 17% and 10%, respectively, of the Company’s net sales.

Recent Developments

On June 4, 2010, the Company acquired the SIMPLY SALINE brand of Nasal Saline Moisturizers from Blairex Laboratories (“Simply Saline Acquisition”) for cash consideration of $70.0 million. This brand will complement the Company’s existing STERIMAR brand nasal saline solution business in Europe and other parts of the world. The SIMPLY SALINE brand will be managed principally within the Consumer Domestic segment.

On December 21, 2010, the Company acquired the FELINE PINE cat litter brand from Nature’s Earth Products, Inc. (“Feline Pine Acquisition”) for a cash consideration of $46.0 million. This brand will complement the existing ARM & HAMMER cat litter business and position the Company as the leading supplier of natural cat litter. The FELINE PINE brand will be managed within the Consumer Domestic segment.

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

On January 27, 2010, the Company’s Board of Directors approved the termination, effective April 15, 2010, of The Church & Dwight Co., Inc. Retirement Plan for Hourly Employees (the “U.S. Pension Plan”), under which approximately 766 participants, including 46 active employees, have accrued benefits. On December 1, 2010, the Company as plan sponsor of U.S. Pension Plan, purchased a non participating group annuity contract from the Principal Life Insurance Company for the benefit of certain former and current employees with vested benefits in, and retired participants currently receiving benefits from the U.S. Pension Plan. In addition, effective December 1, 2010, an existing participating annuity contract with Aetna Insurance Company was changed to a non-participating annuity contract.

The purchase price of the contracts was approximately $63 million, which was funded from the assets of the U.S. Pension Plan on December 1, 2010 (considered the measurement date for accounting purposes) and a one-time payment by the Company of approximately $14 million ($9 million after taxes). The transactions resulted in the transfer and settlement of the U.S. pension benefit obligation, thus relieving the Company of any responsibility for the U.S. Pension Plan obligations. As a result of the transfer of the pension plan obligations and assets described above, the Company recorded a charge to earnings in the fourth quarter of 2010 of approximately $24 million pre-tax or $0.21 per share. This charge is included in selling, general and administrative costs (“SG&A”).

Following a raw material price decline in 2009, prices for commodities generally increased in 2010. As a result, the cost of surfactants, diesel fuel, corrugated paper and oil-based raw and packaging materials used in the household and specialty products businesses were all higher at the end of 2010 than the 2009 average. Moreover, the price of palm fatty acid distillate (PFAD), which generally fluctuates with the price of global vegetable oil, and latex were at record levels by the end of 2010. Additional increases in the prices of certain raw materials could materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

The Company has recorded liabilities in connection with uncertain income tax positions that, although supportable, may be challenged by the tax authorities. Substantially all material federal, state, and international income tax matters have been effectively concluded for years through 2007. In 2010, the Company recognized a benefit from the reversal of approximately $4.0 million in income tax expense and $3.0 million in pretax interest expense associated with certain tax liabilities as a result of the settlement of an IRS audit and the lapse of applicable statutes of limitation of several state taxing authorities. In addition, as a result of the settlement of the IRS audit and the lapse of applicable statutes of limitation of several state taxing authorities, the Company’s liabilities for uncertain income tax positions have decreased by $15.0 million, from $39.6 million at December 31, 2009 to $24.6 million at December 31, 2010.

In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by environmental authorities in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills.

In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”). In addition, notwithstanding repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million reals (approximately $3 million) for the discharge of contaminants above allowable limits. QGN filed with IMA an administrative defense to the fine. IMA has not yet responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, IMA stayed the Remediation Notification pending its further review. QGN intends to continue discussions with IMA to seek agreement on a rational and appropriate remediation plan.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009 and an additional $4.8 million in 2010 for remediation, fines and related costs. However, the Company cannot assure that additional costs will not be incurred in connection with this matter.

Economic Conditions

Uncertainty about current global economic conditions has affected demand for many products. Factors that can affect demand include rates of unemployment, consumer confidence, health care costs, fuel and other energy costs and other economic factors that affect consumer spending behavior. While the Company’s products generally are consumer staples that should be less vulnerable to decreases in discretionary spending than other products, the Company’s products may become subject to increasing price competition as recessionary conditions continue. Moreover, some of our products, such as laundry additives and battery-operated toothbrushes, are more likely to be affected by consumer decisions to control spending.

Some of our customers, including mass merchandisers, supermarkets, drugstores, convenience stores, wholesale clubs, pet specialty stores and dollar stores have experienced declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all. In response, we regularly conduct a review of the financial strength of our key customers. As appropriate, we modify customer credit limits, which may have an adverse impact on future sales. We also regularly conduct a similar review of our suppliers to assess both their financial viability and the importance of their products to our operations. Where appropriate, we will seek to identify alternate sources of materials and services. To date, we have not experienced a material adverse impact from economic conditions affecting our customers or suppliers. However, a continued economic decline that adversely affects our suppliers and customers could adversely affect our operations and sales.

In addition, many of our trade customers sell products under their own private label brands that compete with products that we sell. As consumers look for opportunities to decrease discretionary spending during current difficult economic times, our trade customers may discontinue or reduce distribution of our products to encourage those consumers to purchase our trade customers’ less expensive private label products. To offset any adverse effect on our business that results when trade customers discontinue distribution of our products or take actions to increase shelf space for their private label products, we focus our efforts on improving distribution with other customers. Our results could be adversely affected if these efforts are not effective.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these judgments are subject to uncertainty. They are based on the Company’s historical experience, its observation of trends in industry, information provided by its customers and information available from other outside sources, as appropriate. The Company’s significant accounting policies and estimates are described below.

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of the Company’s revenue represents sales of finished goods inventory and is recognized when delivered or picked up by our customers. The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers). All such costs are netted against sales. Slotting costs are recorded when the product is delivered to the customer. Cooperative advertising costs are recorded when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold. The Company relies on historical experience and forecasted data to determine the required reserves. For example, the Company uses historical experience to project coupon redemption rates to determine reserve requirements. Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, an approximately $2.4 million difference in the reserve required for coupons would result. With regard to other promotional reserves and sales returns, the Company uses experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required. If the Company’s estimates for promotional activities and sales returns were to change by 10% the impact to promotional spending and sales return accruals would be approximately $5.4 million. While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations. During the twelve months ended December 31, 2010, 2009 and 2008, the Company reduced promotion liabilities by approximately $6.8 million, $7.8 million and $4.0 million, respectively, based on a change in estimate as a result of actual experience and updated information.

Impairment of goodwill, trademarks and other intangible assets and property, plant and equipment

Carrying values of goodwill, trademarks and other indefinite lived intangible assets are reviewed periodically for possible impairment. The Company’s impairment review is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate. Management uses estimates based on expected trends in making these assumptions. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. For trademarks and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.

The Company recognized tradename impairment charges within selling, general and administrative expenses for the three year period ended December 31, 2010 as follows:

(In thousands)	2010	2009	2008
Segments:
Consumer Domestic	$0	$0	$1,910
Consumer International	0	0	3,764

Total	$0	$0	$5,674

The tradename impairment charges recorded in 2008 were a result of management’s decision to exit a business, a potential change of a brand’s name, lost distribution at key customer accounts and reduced profitability. The amount of the impairment charge was determined by comparing the estimated fair value of the asset to its carrying amount. Fair value was estimated based on a “relief from royalty” discounted cash flow method. Under this method, the owner of an intangible asset must determine the arm’s length royalty that likely would have been charged if the owner had to license that asset from a third party. Estimates under the relief from royalty method involve numerous variables that are subject to change as business conditions change, and therefore could affect fair values in the future. The Company determined that the remaining carrying value of all tradenames was recoverable based upon the forecasted cash flows and profitability of the brands.

Property, plant and equipment and other long-lived assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of Company assets and liabilities. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews to identify idle and underutilized equipment, and reviews business plans for possible impairment implications. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

The Company recognized charges related to plant impairment and equipment obsolescence, which occurs in the ordinary course of business during the three year period ended December 31, 2010 as follows:

	For the Year Ended December 31,
(In thousands)	2010	2009	2008
Segments:
Consumer Domestic	$628	$3,231	$3,345
Consumer International	37	0	98
Specialty Products	3,090	6,916	142

Total	$3,755	$10,147	$3,585

In 2010, the Company recorded a plant asset impairment charge of approximately $3.1 million, representing the carrying value of certain assets associated with one of its international subsidiaries. The charge is a result of a reduction in forecasted sales volume which has negatively impacted projected profitability. The charge is included in cost of sales in the Specialty Products Division segment income statement. In 2009, the Company recorded a plant asset impairment charge of approximately $6.9 million, representing the carrying value of certain assets, associated with one of its international subsidiaries. The Company measured the impairment charges using the discounted cash flow method. This subsidiary manufactures some products that compete with imports priced in U.S. dollars. As the dollar has weakened, it has been necessary to lower prices in the local currency to stay competitive, leading to negative cash flows, which is the key input under the discounted cash flow method. The charge is included in cost of sales in the Specialty Products Division segment. The other charges in 2010 are due to the idling of certain equipment. The $3.2 million charge recorded in the Consumer Domestic Segment in 2009 is primarily a result of a lack of acceptance for certain products by our key customers that resulted in a decline of forecasted future cash flows and reduced profitability. The charges in 2008 are due to the idling of certain equipment. The estimates and assumptions used in connection with impairment analyses are consistent with the business plans and estimates that the Company uses to manage its business operations. Nevertheless, future outcomes may differ materially from management’s estimates. If the Company’s products fail to achieve estimated volume and pricing targets, market conditions unfavorably change or other significant estimates are not realized, then the Company’s revenue and cost forecasts may not be achieved, and the Company may be required to recognize additional impairment charges.

Inventory valuation

When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value, which reflects any costs to sell or dispose). The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is needed. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. In addition, the Company’s allowance for obsolescence may be impacted by the reduction of the number of stock keeping units (“SKUs”). The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to inventory to reflect a reduction in net realizable value were $6.1 million at December 31, 2010, and $8.8 million at December 31, 2009.

Valuation of pension and postretirement benefit costs

As noted above under “Overview – Recent Developments,” the Company entered into transactions with insurance companies in 2010 that have resulted in the transfer and settlement of all of the Company’s U.S. pension benefit obligation. The Company continues to have U.S. obligations with respect to non-pension postretirement benefits.

The Company’s remaining pension costs relate solely to its international operations. Both pension and postretirement benefit costs are developed from actuarial valuations. Inherent in benefit cost valuations are key assumptions provided by the Company to its actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s international pension and domestic/international postretirement benefit costs may occur in the future due to changes in these assumptions as well as fluctuations in plan assets.

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for the Company’s pension plans and postretirement plans, the Company refers to an applicable index and expected term of benefit payments to select a discount rate at which it believes the pension benefits could be effectively settled. The Company’s weighted average discount rate for its remaining international pension plans as of December 31, 2010 is 5.32% as compared to 5.76% used at December 31, 2009. Based on the published rate as of December 31, 2010 that matched estimated cash flows for the plans, the Company used a discount rate of 5.20% for its domestic postretirement plan as compared to 5.75% used at December 31, 2009.

The expected long-term rate of return on international pension plan assets is selected by taking into account a historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Based on these factors, the Company’s weighted average expected long-term rate of return for assets of its remaining pension plans for 2010 was 5.76%, compared to 6.72% used in 2009. A 50 basis point change in the expected long-term rate of return would result in approximately $0.3 million change in pension expense for 2011.

As noted above, changes in assumptions used by management may result in material changes in the Company’s pension and postretirement benefit costs. In 2010, other comprehensive income reflected a $3.4 million increase in its remaining pension plan obligations and a $1.3 million increase for postretirement benefit plans. The changes are primarily related to the change in discount rates for all plans.

The Company made cash contributions of approximately $19.1 million to its pension plans in 2010 which includes approximately $14.0 million to settle the U.S. pension plan. The Company estimates it will be required to make cash contributions to its international pension plans of approximately $3.5 million in 2011 to offset 2011 benefit payments and administrative costs in excess of investment returns.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized. The liabilities relate to tax return positions that, although supportable by the Company, may be challenged by the tax authorities and do not meet the minimum recognition threshold required under applicable accounting guidance for the related tax benefit to be recognized in the income statement. The Company adjusts this liability as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations. Many of the judgments involved in adjusting the liability involve assumptions and estimates that are highly uncertain and subject to change. In this regard, settlement of any issue, or an adverse determination in litigation, with a taxing authority could require the use of cash and result in an increase in our annual tax rate. Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to our annual tax rate of Income before Income Taxes.

New Accounting Pronouncements

There are no accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements adopted during the periods presented resulted in changes to disclosures but did not have a material impact on the Company’s financial position, results of operations or cash flows.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment. The discussion of the Company’s consolidated results of operations and segment operating results is presented on a historical basis for the years ending December 31, 2010, 2009, and 2008. The segment discussion also addresses certain product line information. The Company’s operating units are consistent with its reportable segments.

Consolidated results

2010 compared to 2009

Net Sales

Net sales for the year ended December 31, 2010 were $2,589.2 million, $68.3 million or approximately 2.7% above 2009 net sales. The components of the net sales increase are the following:

Net Sales—Consolidated	December 31, 2010
Product volumes sold	5.5%
Pricing and sales mix	(2.5%)
Foreign exchange rate fluctuations	1.1%
Change in customer delivery arrangements and allowances	(0.9%)
Acquired product lines(1)	0.5%
Divested product lines(2)	(1.0%)

Net Sales increase	2.7%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line, and in late December 2010, acquired the FELINE PINE product line. Net sales of the acquired product lines subsequent to the acquisition are included in the Company’s results. (See Note 6 to the consolidated financial statements included in this report for further information.)
(2)	Product lines divested include the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010, and ancillary products divested in the third quarter of 2009 that initially were acquired in connection with the Company’s acquisition of the ORAJEL brand of products from Del Laboratories, Inc., a subsidiary of Coty, Inc., in October 2008 (the “Orajel Acquisition”).

The reductions resulting from pricing and sales mix primarily reflect higher trade promotion and slotting costs in support of new product launches. At the beginning of the second quarter of 2010, the Company changed delivery arrangements with certain customers, which resulted in a reduction in net sales due to a transportation allowance for a customer pick-up program. Previously, the cost to ship product was included in cost of sales.

Operating Costs

The Company’s gross profit was $1,157.8 million in 2010, a $56.8 million increase as compared to 2009. The gross profit increase was attributable to higher sales volumes and lower manufacturing conversion costs, partially as a result of cost efficiencies derived from the Company’s new manufacturing facility in York, Pennsylvania, a reduction in costs associated with the shutdown of the Company’s manufacturing and warehouse facility in North Brunswick, New Jersey in 2009; a contribution from the SIMPLY SALINE business, which was acquired late in the second quarter of 2010; and favorable foreign exchange rates. Partially offsetting the gross profit improvement were higher trade promotion and slotting costs, higher commodity costs, the net effect of the divested and acquired product lines, and the change in customer delivery arrangements. The 2010 gross profit includes charges for environmental remediation, asset impairment and plant shutdown of $7.6 million at a Company’s international subsidiary. The gross profit in 2009 reflected an asset impairment charge and an environmental remediation charge of approximately $6.0 million also at the Company’s international subsidiary. Gross margin increased 100 basis points to 44.7% as compared to 43.7% in 2009. This increase is principally due to the reduction in costs related to the North Brunswick plant shutdown, manufacturing efficiencies in the new plant in York, Pennsylvania, and the change in customer delivery arrangements, partially offset by higher trade spending and commodity costs.

Marketing expenses for 2010 were $338.0 million, a decrease of $15.7 million or 4.4% as compared to 2009. Marketing spending primarily was in support of the Company’s eight power brands. Funds from the reduction in marketing expenses were primarily used to increase trade promotion expenses (reflected in net sales) due to competitive pricing activity.

Selling, general and administrative expenses (“SG&A”) were $374.8 million in 2010, an increase of $20.3 million as compared to 2009. The increase in SG&A in 2010 includes the approximate $24.0 million expense related to the transfer and settlement of the U.S. Pension Plan obligations. The increase also is attributable to the effect of foreign exchange rates, higher selling costs in support of higher sales, costs associated with a global information system upgrade project and higher legal expenses partially offset by lower incentive compensation costs and the $1.0 million gain on the sale of certain LAMBERT KAY product lines during the first quarter of 2010.

The consolidated statement of income for 2009 reflects the $20.0 million pre-tax gain, net of legal expenses, recognized by the Company in connection with the settlement of its litigation against Abbott Laboratories, Inc. (see Note 17 to the consolidated financial statements included in this report for further information).

Other Income and Expenses

In 2010, equity in earnings of affiliates was $5.0 million as compared to $12.1 million in 2009. The decrease is due to lower equity income from the Company’s Armand Products Company joint venture due to lower pricing resulting from increased competitive activity and higher raw material costs.

Other expense was approximately $4.6 million in 2010 as compared to other income of $1.5 million in 2009, which is primarily attributable to the write-off of approximately $4.5 million of unamortized deferred financing costs associated with the Company’s prepayment of variable and subordinated debt. (See the liquidity section in Management’s Discussion and Analysis for further information.)

Interest expense for 2010 decreased $7.8 million compared to 2009. The decline was due to the reversal of interest accruals of approximately $3.0 million associated with certain tax reserves following the settlement of an

IRS audit and the lapse of applicable statutes of limitations, lower interest rates compared to the prior year, and lower average debt outstanding, partially offset by a charge of $4.6 million relating to the termination of the Company’s interest rate collar and interest rate swap agreements. This termination was due to the Company’s repayment of its variable rate debt in the fourth quarter of 2010. (See Note 11 to the consolidated financial statements included in this report for further information.)

Investment earnings of $0.6 million were lower due to a significant decline in interest rates.

Taxation

The 2010 tax rate was 35.3% as compared to 37.9% in 2009. The effective tax rate for 2010 included a benefit from an increase in the U.S. manufacturing tax deduction and the reversal of approximately $4.1 million associated with certain tax liabilities following the settlement of an IRS audit and the lapse of applicable statutes of limitations.

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

The consolidated statement of income for 2009 reflects the $20.0 million pre-tax gain, net of legal expenses, recognized by the Company in connection with the settlement of its litigation against Abbott Laboratories, Inc. (see Note 17 to the consolidated financial statements included in this report for further information).

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

Segment results for 2010, 2009 and 2008

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

The Corporate segment income consists of equity in earnings of affiliates. The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of December 31, 2010. The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested in the first quarter of 2008 as part of the sale of Brotherton. The Company’s equity in earnings of Armand and ArmaKleen for the twelve months ended December 31, 2010, 2009 and 2008, and Esseco for the two months ended February 29, 2008 (prior to the sale of Brotherton), is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before taxes and minority interest for each of the three years ended December 31, 2010, 2009 and 2008 were as follows:

(In thousands)	Consumer Domestic	Consumer International	SPD	Corporate	Total

Net Sales(1)
2010	$1,886,082	$444,033	$259,105	$0	$2,589,220
2009	1,881,748	393,696	245,478	0	2,520,922
2008	1,716,801	420,192	285,405	0	2,422,398

Income Before Income Taxes(2)
2010	$341,858	$52,577	$18,784	$5,037	$418,256
2009	325,633	38,562	15,991	12,050	392,236
2008	236,956	34,635	25,335	11,334	308,260

(1)	Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.6 million, $3.0 million and $5.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(2)	In determining Income before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line revenues for external customers for the years ended December 31, 2010, 2009 and 2008 were as follows:

(In thousands)	2010	2009	2008
Household Products	$1,207,390	$1,196,474	$1,081,440
Personal Care Products	678,692	685,274	635,361

Total Consumer Domestic	1,886,082	1,881,748	1,716,801
Total Consumer International	444,033	393,696	420,192
Total SPD	259,105	245,478	285,405

Total Consolidated Net Sales	$2,589,220	$2,520,922	$2,422,398

Consumer Domestic

2010 compared to 2009

Consumer Domestic net sales in 2010 were $1,886.1 million, an increase of $4.3 million or 0.2% compared to net sales of $1,881.7 million in 2009. The components of the net sales change are the following:

Net Sales—Consumer Domestic	December 31, 2010

Product volumes sold	5.6%
Pricing and sales mix	(3.5%)
Change in customer delivery arrangements and allowances	(1.2%)
Acquired product lines(1)	0.6%
Divested product lines(2)	(1.3%)

Net Sales increase	0.2%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line, and in late December 2010, acquired the FELINE PINE product line. Net sales of acquired product lines subsequent to the acquisition are included in the Company’s segment results. (See Note 6 to the condensed consolidated financial statements included in this report for further information.)
(2)	Product lines divested included the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010, and ancillary products divested in the third quarter of 2009 that initially were acquired in connection with the Orajel Acquisition.

Higher sales of ARM & HAMMER liquid laundry detergent, ARM & HAMMER SUPER SCOOP cat litter, TROJAN condoms and KABOOM bathroom cleaner were offset by lower sales of XTRA liquid laundry detergent, OXICLEAN laundry additive, SPINBRUSH toothbrushes, ARM & HAMMER powder detergent, ARRID antiperspirant and other oral care products.

Consumer Domestic Income before Income Taxes for 2010 was $341.9 million, a $16.2 million increase as compared to 2009. The 2010 increase is due to the impact of higher product volumes sold, cost efficiencies derived from the Company’s new manufacturing facility in York, Pennsylvania, lower costs associated with the North Brunswick, New Jersey plant and warehouse shutdown in 2009, lower manufacturing costs, lower marketing costs, lower SG&A costs and lower allocated interest expense, partially offset by higher trade promotion and slotting expenses and higher SG&A costs primarily related to the settlement of the U.S. Pension Plan obligations.

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

Consumer Domestic Income before Income Taxes for 2009 was $325.6 million, an $88.6 million increase as compared to 2008. The 2009 increase is due to higher profits relating to higher net sales, lower commodity costs, the $20.0 million gain, net of legal expenses, recognized by the Company in connection with the settlement of its litigation against Abbott Laboratories, Inc. (see Note 17 to the consolidated financial statements included in this report), and lower allocated interest expense, partially offset by accelerated depreciation and other expenses associated with the Company’s 2009 shutdown of its North Brunswick, New Jersey facility (see Note 9 to the consolidated financial statements included in this report), and increased marketing and SG&A costs. In addition, the results for 2009 also reflect the incremental effect of the Orajel Acquisition, which occurred in July 2008.

Consumer International

2010 compared to 2009

Consumer International net sales in 2010 were $444.0 million, an increase of $50.3 million or 12.8% as compared to 2009. The components of the net sales change are the following:

Net Sales—Consumer International	December 31, 2010
Product volumes sold	8.3%
Pricing and sales mix	(1.2%)
Foreign exchange rate fluctuations	5.9%
Acquired product lines(1)	0.1%
Divested products(2)	(0.3%)

Net Sales increase	12.8%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line. Net sales of this product line subsequent to the acquisition are included in the Company’s segment results. (See Note 6 to the consolidated financial statements included in this report for further information.)
(2)	Product lines divested included the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010, and ancillary products divested in the third quarter of 2009 that initially were acquired in connection with the Orajel Acquisition.

Higher unit volumes were generated principally in Canada, Australia, France, the United Kingdom and Brazil.

Consumer International income before income taxes was $52.6 million in 2010, an increase of $14.0 million compared to 2009. Higher profits are attributable to the higher sales volume and favorable exchange rates on U.S. dollar purchases of inventory and the translation of foreign financial statements to U.S. dollars, partially offset by higher SG&A and marketing costs.

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

Specialty Products

2010 compared to 2009

Specialty Products net sales were $259.1 million for 2010, an increase of $13.6 million, or 5.6% as compared to 2009. The components of the net sales change are the following:

Net Sales —Specialty Products Division	December 31, 2010

Product volumes sold	0.3%
Pricing and sales mix	3.4%
Foreign exchange rate fluctuations	2.2%
Divested product lines(1)	(0.3%)

Net Sales increase	5.6%

(1)	Product lines divested include the BRILLO product line, which was divested in the first quarter of 2010.

The pricing and sales mix increase in 2010 reflects higher sales prices in response to raw material increases primarily in the animal nutrition business. Product volume increases were realized in the animal nutrition business.

Specialty Products Income before Income Taxes for 2010 was $18.8 million, an increase of $2.8 million as compared to 2009. The increase in income in 2010 reflects the profits on higher net sales and a favorable foreign exchange rate associated with the Brazilian Real. Income before taxes in 2010 also includes expenses of $9.7 million associated with an increase in environmental reserves of $4.9 million and an impairment and plant shutdown charge of $4.8 million at the Company’s international subsidiary. Cost of sales includes $7.6 million of these charges and SG&A includes $2.1 million. In 2009 these items totaled approximately $9.9 million.

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

Liquidity and capital resources

As of December 31, 2010, the Company had $189.2 million in cash, $25.0 million available through its $115.0 million accounts receivable securitization facility, approximately $500 million available under its new revolving credit facility and a commitment increase feature that enables the Company to borrow up to an additional $500.0 million, subject to lending commitments and certain conditions as described in the Credit Agreement. To enhance the safety of its cash resources, the Company invests its cash primarily in government agency money market funds.

On November 18, 2010, the Company entered into a new credit agreement (“Credit Agreement”) to replace its existing credit facility. The Credit Agreement provides for a $500 million unsecured revolving credit facility. The Company also has the ability to increase its revolving credit facility by up to an additional $500 million, subject to lender commitments and other conditions as described in the Credit Agreement. Unless extended, the Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on November 18, 2015. As a result of the new credit agreement, the Company paid off the remaining outstanding balance of its bank term loans of $408 million. See Note 11 to the consolidated financial statements included in this report for additional information.

On December 15, 2010, the Company closed on an underwritten public offering of $250 million aggregate principal amount of 3.35% senior notes due 2015 (the “Notes”). The Notes were issued under an indenture dated December 15, 2010, and a first supplemental indenture dated December 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee relating to the Notes. The proceeds were used to retire the outstanding $250 million principal amount of the Company’s 6% senior subordinated notes due December 15, 2012.

Interest on the Notes is payable on June 15 and December 15 of each year, beginning June 15, 2011. The Notes will mature on December 15, 2015, unless earlier retired or redeemed as described below.

In addition, the Company terminated its interest rate collar and swap cash flow hedge agreements. As a result of the refinancing, the Company recorded in interest expense total hedge losses of $4.6 million, of which $4.3 million was a reclassification from accumulated other comprehensive income, and recorded, as other expense, the unamortized deferred financing costs of $4.5 million associated with the previous debt arrangements. If the Company borrows under the revolving credit facility, it would consider entering into hedge agreements to mitigate the interest rate risk.

The Company renewed its accounts receivable securitization facility in February 2011. This facility has been renewed annually in the past, and the Company anticipates that this facility will be renewed in February 2012. As of December 31, 2010, the Company had borrowed $90.0 million under this facility.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity. (See “Economic conditions could adversely affect our business” under “Risk Factors” in Item 1A.) However, the Company does not currently anticipate that the potential adverse developments addressed in those risk factors will occur. In addition, the Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in its principal credit facilities because the Company currently is, and anticipates that it will continue to be, in compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under its new credit facility described above. These financial ratios are discussed in more detail in this section under “Certain Financial Covenants.”

On February 7, 2011, the Board of Directors increased the Company’s regular quarterly dividend from $0.17 per share to $0.34 per share, equivalent to an annual dividend rate of $1.36 per share, commencing with the dividend payable on March 1, 2011. The higher dividend raises the annualized dividend payout from approximately $49 million to approximately $97 million. The Company last increased its dividend in August 2010.

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be approximately $80 to $90 million in 2011 and pay dividends at the latest approved rate. As a result of the 2010 refinancing activities, the Company does not have any mandatory debt payments in 2011. Cash may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.

Net Debt

The Company had outstanding total debt of $339.7 million and cash of $189.2 million (of which approximately $62.4 million resides in foreign subsidiaries) at December 31, 2010. Total debt less cash (“net debt”) was $150.5 million at December 31, 2010. This compares to total debt of $816.3 million and cash of $447.1 million, resulting in net debt of $369.2 million at December 31, 2009.

Cash Flow Analysis

	Year Ending December 31,
(In thousands)	2010	2009	2008
Net cash provided by operating activities	$428,482	$400,949	$336,167
Net cash (used in) investing activities	$(180,448)	$(104,140)	$(466,161)
Net cash (used in) financing activities	$(503,724)	$(58,315)	$87,222

Net Cash Provided by Operating Activities—The Company’s net cash provided by operating activities in 2010 increased $27.6 million to $428.5 million as compared to 2009. The increase was primarily due to higher net income, higher deferred income taxes primarily due to tax amortization of intangibles and depreciation and a decrease in working capital (exclusive of cash).

For the year ended December 31, 2010, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable increased $12.7 million due to the timing of increased net sales.

Inventories decreased $24.1 million primarily due to inventory management improvement efforts.

Accounts payable and other accrued expenses increased $22.7 million primarily because of timing of invoice payments, offset by higher incentive and profit sharing compensation paid out in early 2010, and severance related payments associated with the closure of the Company’s North Brunswick, New Jersey facility in 2009.

Income taxes payable decreased $7.6 million due to the timing of payments.

Net Cash Used in Investing Activities—Net cash used in investing activities during 2010 was $180.4 million, reflecting the $70.0 million acquisition of the SIMPLY SALINE brand, the $46.0 million acquisition of FELINE PINE cat litter, a $10 million acquisition of oral care technology and $63.8 million of property, plant and equipment expenditures partially offset by $8.2 million of proceeds received for assets sold, $1.8 million in payments received on outstanding notes receivable, and state government grants of $1.7 million received in connection with the York, Pennsylvania facility.

Net Cash Used in Financing Activities—Net cash used in financing activities during 2010 was $503.7 million, principally reflecting a net decrease in debt of $781.4 million resulting from the $531.4 million retirement of the Company’s term loan facility, the $250.0 million retirement of the Company’s 6% senior subordinated notes due 2012, and repayment of short term bank debt of $4.9 million at one of the Company’s international subsidiaries. The net decrease in debt was offset by $249.7 million in net proceeds obtained through the Company’s issuance of $250 million principal amount of its 3.35% senior notes due 2015 and $60.0 million obtained through the Company’s increased borrowing under its accounts receivable securitization facility. Other net cash used in financing activities included $44.0 million to pay cash dividends. In addition to new borrowings, cash used in financing activities also was partly offset by proceeds of and tax benefits from stock option exercises, aggregating $7.3 million. See “Market Risk” below for management’s discussion of interest rate risk.

Certain Financial Covenants

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA”) is a component of the financial covenants contained in, and is defined in, the new Credit Agreement. Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. The leverage ratio during the twelve months ended December 31, 2010 was 0.64, which is below the maximum of 3.25 permitted under the Credit Agreement, and the interest coverage ratio for the twelve months ending December 31, 2010 was 18.70, which is above the minimum of 3.00 permitted under the Credit Agreement. See Note 11 to the consolidated financial statements included in this report for disclosures relating to the Credit Agreement.

The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for 2010 is as follows:

(In thousands)
Net Cash Provided by Operating Activities	$428,482
Noncontrolling Interest	23
Interest paid	29,325
Current Income Tax Provision	108,709
Excess Tax Benefit on Stock Options Exercised	7,261
Change in Working Capital and Other Liabilities	(31,582)
Adjustments for Significant Acquisitions / Dispositions—net	6,737

Adjusted EBITDA (per Credit Agreement)	$548,955

Commitments as of December 31, 2010

The table below summarizes the Company’s material contractual obligations and commitments as of December 31, 2010.

	Payments Due by Period
(In thousands)	Total	2011	2012 to 2013	2014 to 2015	After 2015
Short & Long-Term Debt
3.35% Senior Note	$250,000	$0	$0	$250,000	$0
Accounts Receivable Securitization Facility	90,000	90,000	0	0	0

	340,000	90,000	0	250,000	0

Interest on Fixed Rate Debt(1)	41,875	8,375	16,750	16,750	0
Operating Lease Obligations	96,021	17,227	26,607	18,124	34,063
Other Long-Term Liabilities
Letters of Credit and Performance Bonds(2)	3,691	3,691	0	0	0
Pension Contributions(3)	3,521	3,521	0	0	0
Purchase Obligations(4)	118,770	75,966	40,827	1,977	0

Total	$603,878	$198,780	$84,184	$286,851	$34,063

(1)	Represents interest on the Company’s 3.35% senior note due in 2015.
(2)	Letters of credit with several banks guarantee payment for items such as insurance claims in the event of the Company’s insolvency and one year of rent on a warehouse. Performance Bonds are principally for required municipal property improvements.
(3)	Pension contributions are based on actuarial assessments of government regulated employer funding requirements. These requirements are not projected beyond one year since they fluctuate with the change in plan assets, assumptions and demographics.
(4)	The Company has outstanding purchase obligations with suppliers at the end of 2010 for raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding, and do not represent total anticipated purchases.

The Company has excluded from the table above uncertain tax liabilities due to the uncertainty of the amount per period of payment. As of December 31, 2010, the Company has gross uncertain tax liabilities, including interest, of $27.2 million (see Note 12 to the consolidated financial statements included in this report).

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

OTHER ITEMS

Market risk

Concentration of Risk

In each of the years ended December 31, 2010, 2009 and 2008, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates were 23%, 22% and 22% respectively, of the Company’s total consolidated net sales.

Interest Rate Risk

The Company has significantly reduced its interest rate risk as a result of its refinancing activities in 2010. While the Company had outstanding total debt at December 31, 2010 of $339.7 million, $250.0 million or 74% carries a fixed rate of interest at 3.35%. The remaining debt balance primarily is comprised of $90.0 million outstanding under the accounts receivables securitization agreement, which had an interest rate of 1.30% at December 31, 2010. The Company previously entered into interest rate collar and swap agreements to mitigate the risk of interest rate fluctuations on its recently terminated bank term loans. The Company settled these agreements in connection with the termination of the bank loans. Should the Company need to use its revolving credit facility, it would consider entering into hedge agreements to mitigate the interest rate risk, if conditions warrant.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During the second quarter of 2010, the Company entered into hedge agreements with a financial counterparty. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The last of the agreements, which cover approximately 23% of the Company’s 2011 diesel fuel requirements, expire on September 30, 2011. The floating rate payment is determined on a monthly basis based on the average of the Department of Energy’s Diesel Fuel Index price during the applicable month. The floating rate payment is designed to offset any increase or decrease in fuel surcharge payments that the Company pays to its carriers. The Company uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. The hedge agreements are designed to add stability to the Company’s product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract. These agreements qualify for hedge accounting. Therefore, changes in the fair value of diesel fuel hedge agreements are recorded in Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in the U.S. dollar, Canadian dollar, British pound and Euro. The Company’s Canadian and Brazilian subsidiaries entered into forward exchange contracts to protect the Company from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows. The face value of the unexpired contracts as of December 31, 2010 totaled U.S. $34.3 million. The amount recorded, before taxes, as a result of changes in fair value of the forward exchange contracts, was an approximately $0.3 million loss for the year ended December 31, 2010.

Equity Derivatives

The Company has entered into equity derivative contracts covering its own stock in order to minimize its liability, resulting from changes in quoted fair values of Company stock, to participants under its Executive Deferred Compensation Plan who have investments under that plan in a notional Company stock fund. Since the equity derivatives do not qualify for hedge accounting, the Company is required to mark the agreements to market throughout the life of the agreements and record changes in fair value in the consolidated statement of income.

See Note 3 to the condensed consolidated financial statements included in this report for additional information regarding the reported changes in fair values of the Company’s derivative instruments.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

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

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Church & Dwight Co., Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, NJ

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Parsippany, NJ

February 24, 2011

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008
Net Sales	$2,589,220	$2,520,922	$2,422,398
Cost of sales	1,431,455	1,419,932	1,450,680

Gross Profit	1,157,765	1,100,990	971,718
Marketing expenses	337,978	353,588	294,130
Selling, general and administrative expenses	374,834	354,510	337,256
Patent litigation settlement, net	0	(20,000)	0

Income from Operations	444,953	412,892	340,332
Equity in earnings of affiliates	5,037	12,050	11,334
Investment earnings	597	1,325	6,747
Other (expense) income, net	(4,554)	1,537	(3,208)
Interest expense	(27,777)	(35,568)	(46,945)

Income before Income Taxes	418,256	392,236	308,260
Income taxes	147,562	148,715	113,078

Net Income	270,694	243,521	195,182
Noncontrolling interest	(23)	(12)	8

Net Income attributable to Church & Dwight Co., Inc.	$270,717	$243,533	$195,174

Weighted average shares outstanding—Basic	71,031	70,379	67,870
Weighted average shares outstanding—Diluted	72,201	71,477	71,116
Net income per share—Basic	$3.81	$3.46	$2.88
Net income per share—Diluted	$3.75	$3.41	$2.78
Cash dividends per share	$0.62	$0.46	$0.34

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)	December 31, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$189,202	$447,143
Accounts receivable, less allowances of $5,496 and $5,782	231,055	222,158
Inventories	195,401	216,870
Deferred income taxes	16,298	20,432
Other current assets	17,525	21,662

Total Current Assets	649,481	928,265

Property, Plant and Equipment, Net	468,324	455,636
Equity Investment in Affiliates	9,192	12,815
Tradenames and Other Intangibles	872,460	794,891
Goodwill	857,361	838,078
Other Assets	88,376	88,761

Total Assets	$2,945,194	$3,118,446

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$90,000	$34,895
Accounts payable and accrued expenses	355,321	332,450
Current portion of long-term debt	0	184,054
Income taxes payable	1,771	15,633

Total Current Liabilities	447,092	567,032

Long-term Debt	249,673	597,347
Deferred Income Taxes	254,261	201,256
Deferred and Other Long-term Liabilities	85,256	112,440
Pension, Postretirement and Postemployment Benefits	38,053	38,599

Total Liabilities	1,074,335	1,516,674

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock-$1.00 par value
Authorized 2,500,000 shares, none issued	0	0
Common Stock-$1.00 par value
Authorized 300,000,000 shares, issued 73,213,775 shares	73,214	73,214
Additional paid-in capital	304,002	276,099
Retained earnings	1,501,795	1,275,117
Accumulated other comprehensive income	16,307	10,078
Common stock in treasury, at cost:
2,009,000 shares in 2010 and 2,664,312 shares in 2009	(24,629)	(32,925)

Total Church & Dwight Co., Inc. Stockholders’ Equity	1,870,689	1,601,583
Noncontrolling interest	170	189

Total Stockholders’ Equity	1,870,859	1,601,772

Total Liabilities and Stockholders’ Equity	$2,945,194	$3,118,446

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash Flow From Operating Activities
Net Income	$270,694	$243,521	$195,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	44,113	56,921	45,600
Amortization expense	27,459	28,431	25,804
Equity in earnings of affiliates	(5,037)	(12,050)	(11,334)
Distributions from unconsolidated affiliates	8,660	9,296	11,019
Deferred income taxes	38,853	23,145	15,155
Loss on extinguishment of debt	4,481	0	0
Other asset write-offs	3,905	12,182	11,460
Gain on sale of assets	(1,037)	0	(4,184)
Non cash compensation expense	11,846	12,734	12,414
Unrealized foreign exchange loss (gain) and other	224	(3,694)	6,428
Change in assets and liabilities:
Accounts receivable	(12,702)	6,201	26,473
Inventories	24,052	(10,552)	2,443
Other current assets	1,947	(431)	(1,354)
Accounts payable and accrued expenses	22,668	12,724	10,040
Income taxes payable	(7,556)	17,408	5,131
Excess tax benefit on stock options exercised	(7,261)	(4,970)	(6,299)
Other liabilities	3,173	10,083	(7,811)

Net Cash Provided By Operating Activities	428,482	400,949	336,167

Cash Flow From Investing Activities
Proceeds from sale of assets	8,215	30,125	15,616
Additions to property, plant and equipment	(63,833)	(135,379)	(98,319)
Acquisitions	(126,025)	0	(383,372)
Proceeds from note receivable	1,838	1,324	1,263
Contingent acquisition payments	(599)	(781)	(1,009)
Other	(44)	571	(340)

Net Cash Used In Investing Activities	(180,448)	(104,140)	(466,161)

Cash Flow From Financing Activities
Long-term debt borrowings	249,670	0	250,000
Long-term debt repayment	(781,402)	(71,491)	(38,176)
Short-term debt borrowings (repayments), net	55,105	30,910	(111,752)
Proceeds from stock options exercised	15,965	10,029	12,724
Excess tax benefit on stock options exercised	7,261	4,970	6,299
Payment of cash dividends	(44,039)	(32,344)	(23,114)
Purchase of treasury stock	(87)	(389)	(403)
Deferred financing costs	(6,197)	0	(8,356)

Net Cash (Used In) Provided By Financing Activities	(503,724)	(58,315)	87,222
Effect of exchange rate changes on cash and cash equivalents	(2,251)	10,650	(9,038)

Net Change In Cash and Cash Equivalents	(257,941)	249,144	(51,810)
Cash and Cash Equivalents at Beginning of Period	447,143	197,999	249,809

Cash and Cash Equivalents at End of Period	$189,202	$447,143	$197,999

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW—CONTINUED

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash paid during the year for:
Interest (net of amounts capitalized)	$29,325	$29,893	$43,325

Income taxes	$120,949	$106,052	$89,024

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$925	$4,843	$3,774

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$126,025	$0	$391,100
Purchase price	(126,025)	0	$(383,372)

Liabilities assumed	$0	$0	$7,728

During 2008, 3,223 thousand shares of the Company’s common stock were issued upon the conversion of $99,885 thousand of convertible debentures.

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009 and 2008

	Number of Shares		Amounts
(In thousands)	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Church & Dwight Co., Inc. Stockholders’ Equity	Non- controlling Interest	Total Stockholders’ Equity

December 31, 2007	69,991	(3,748)	$69,991	$(42,624)	$121,902	$891,868	$39,128	$1,080,265	$194	$1,080,459
Net income	0	0	0	0	0	195,174	0	195,174	8	195,182
Translation adjustments	0	0	0	0	0	0	(47,508)	(47,508)	(10)	(47,518)
Defined benefit plans, net of taxes of $5,736	0	0	0	0	0	0	(8,623)	(8,623)	0	(8,623)
Interest rate agreements, net of taxes of $2,221	0	0	0	0	0	0	(3,499)	(3,499)	0	(3,499)
Foreign exchange contracts, net of taxes of $22	0	0	0	0	0	0	48	48	0	48
Cash dividends	0	0	0	0	0	(23,114)	0	(23,114)	0	(23,114)
Convertible bond redemption	3,223	0	3,223	0	96,662	0	0	99,885	0	99,885
Stock Purchases	0	(7)	0	(403)	0	0	0	(403)	0	(403)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $7,458	0	597	0	5,572	25,918	0	0	31,490	0	31,490
Directors’ deferred compensation plan	0	0	0	0	6,683	0	0	6,683	0	6,683
Other stock issuances	0	17	0	151	964	0	0	1,115	0	1,115

December 31, 2008	73,214	(3,141)	$73,214	$(37,304)	$252,129	$1,063,928	$(20,454)	$1,331,513	$192	$1,331,705
Net income	0	0	0	0	0	243,533	0	243,533	(12)	243,521
Translation adjustments	0	0	0	0	0	0	34,120	34,120	9	34,129
Derivative agreements, net of taxes of $798	0	0	0	0	0	0	1,138	1,138	0	1,138
Defined benefit plans, net of taxes of $849	0	0	0	0	0	0	(4,726)	(4,726)	0	(4,726)
Cash dividends	0	0	0	0	0	(32,344)	0	(32,344)	0	(32,344)
Stock Purchases	0	(7)	0	(389)	0	0	0	(389)	0	(389)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $5,833	0	469	0	4,619	23,084	0	0	27,703	0	27,703
Other stock issuances	0	15	0	149	886	0	0	1,035	0	1,035

December 31, 2009	73,214	(2,664)	$73,214	$(32,925)	$276,099	$1,275,117	$10,078	$1,601,583	$189	$1,601,772
Net income	0	0	0	0	0	270,717	0	270,717	(23)	270,694
Translation adjustments	0	0	0	0	0	0	(2,473)	(2,473)	4	(2,469)
Derivative agreements, net of taxes of $2,258	0	0	0	0	0	0	3,369	3,369	0	3,369
Defined benefit plans, net of taxes of $4,267	0	0	0	0	0	0	5,333	5,333	0	5,333
Cash dividends	0	0	0	0	0	(44,039)	0	(44,039)	0	(44,039)
Stock purchases	0	(2)	0	(87)	0	0	0	(87)	0	(87)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $8,454	0	624	0	8,000	27,601	0	0	35,601	0	35,601
Other stock issuances	0	33	0	383	302	0	0	685	0	685

December 31, 2010	73,214	(2,009)	$73,214	$(24,629)	$304,002	$1,501,795	$16,307	$1,870,689	$170	$1,870,859

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

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America. The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. The Company accounts for equity investments on the cost method for those investments in which it does not control nor have the ability to exert significant influence over the investee, which generally is when the Company has less than a 20 percent ownership interest. In circumstances where the Company has greater than a 20 percent ownership interest and has the ability to exercise significant influence but does not control the investee, the investment is accounted for under the equity method. As a result, the Company accounts for its 50 percent interest in its Armand Products Company joint venture (“Armand”) and The ArmaKleen Company joint venture (“ArmaKleen”) under the equity method of accounting. Armand and ArmaKleen are specialty chemical businesses, and the Company’s 50 percent portion of their equity earnings is reported in the Company’s corporate segment, as described in Note 19. Neither of these entities are considered a significant subsidiary; therefore, summarized financial statement data is not presented.

Fiscal Calendar

The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4 weeks—4 weeks—5 weeks methodology. As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could include a partial or expanded week. Certain subsidiaries operating outside of North America are included for periods beginning and ending one month prior to the period presented, which enables timely consolidation of operating results. There were no material intervening events that occurred with respect to these subsidiaries in the one month period ending December 31, 2010.

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

Inventories

Inventories are valued at the lower of cost or market. Approximately 22% and 23% of the inventory at December 31, 2010 and 2009, including substantially all inventory in the Company’s Specialty Products segment as well as domestic inventory sold primarily under the ARM & HAMMER trademark in the Consumer Domestic

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segment, were determined utilizing the last-in, first-out (LIFO) method. The cost of the remaining inventory is determined using the first-in, first-out (“FIFO”) method. The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. The estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products. The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to reflect inventory at net realizable value were $6.1 million at December 31, 2010, and $8.8 million at December 31, 2009.

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

Software

The Company capitalizes certain costs of developing computer software. Amortization is recorded using the straight-line method over the estimated useful lives of the software, none of which are estimated to be longer than 10 years.

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

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method and reviewed for impairment. See the Property, Plant and Equipment section of this Note 1, above.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development

The Company incurred research and development expenses in the amount of $53.7 million, $55.1 million and $51.2 million in 2010, 2009 and 2008, respectively. These expenses are included in selling, general and administrative expenses.

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

(In thousands)	2010	2009	2008
Weighted average common shares outstanding—basic	71,031	70,379	67,870
Dilutive effect of stock options	1,170	1,098	1,236
Dilutive effect of convertible debt(1)	0	0	2,010

Weighted average common shares outstanding—diluted	72,201	71,477	71,116

Antidilutive stock options outstanding	609	1,106	444

(1)	All but a nominal portion of the Company’s outstanding convertible debentures were converted into common stock.

Employee Stock Based Compensation

The fair value of share-based compensation is determined at the grant date and the related expense is recognized over the required employee service period in which the share-based compensation vests. In 2010, the Company recorded a pre-tax charge of $10.9 million associated with the fair-value of unvested stock options, of which $9.7 million was included in selling, general and administrative expenses and $1.2 million in cost of goods sold.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments designated and qualifying as cash flow hedges, and defined benefit plan adjustments, and is presented in the Consolidated Statements of Changes in Stockholders’ Equity and addressed in Note 15.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized. The liabilities relate to tax return positions that, although supportable by the Company,

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be challenged by the tax authorities and do not meet the minimum recognition threshold required under applicable accounting guidance for the related tax benefit to be recognized in the income statement. The Company adjusts this liability as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations. Many of the judgments involved in adjusting the liability involve assumptions and estimates that are highly uncertain and subject to change. In this regard, settlement of any issue, or an adverse determination in litigation, with a taxing authority could require the use of cash and result in an increase in our annual tax rate. Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to our annual tax rate of Income before Income Taxes.

New Accounting Pronouncements Adopted

There are no accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements adopted during the periods presented resulted in changes to disclosures but did not have a material impact on the Company’s financial position, results of operations or cash flows.

2. Fair Value Measurements

Fair Value Hierarchy

Accounting guidance on fair value measurements and disclosures establishes a hierarchy that prioritizes the inputs (generally, assumptions that market participants would use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs, as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels in the twelve months ended December 31, 2010. The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, all of which were measured based on Level 2 inputs:

	December 31, 2010	December 31, 2009
(In thousands)	(Level 2)	(Level 2)
Assets
Equity derivatives	$348	$1,452
Diesel fuel contracts	626	596

	$974	$2,048

Liabilities
Foreign exchange contracts	$1,045	$743
Diesel fuel contracts	0	343
Interest rate collars and swaps	0	5,120

	$1,045	$6,206

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

The fair value for the interest rate collars and swaps was derived using the forward three month LIBOR curve for the duration of the respective collars and swaps and a credit valuation adjustment relating to the credit risk of the counterparty. In 2010, the Company settled these contracts in conjunction with refinancing its debt.

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2010 and December 31, 2009.

	December 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$1,554	$1,565	$1,388	$1,388
Long-term note receivable	750	821	954	991
Financial Liabilities:
Short-term borrowings	90,000	90,000	34,895	34,895
Current portion of long-term debt	0	0	184,054	178,045
6% Senior subordinated note debt	0	0	250,000	254,688
3.35% Senior note	249,673	250,170	0	0
Long-term bank debt	0	0	347,347	328,686

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable: The fair value of the note receivable reflects what management believes is the appropriate interest factor at December 31, 2010 and December 31, 2009, respectively, based on similar risks in the market.

Short-term Borrowings: The carrying amounts of the Company’s unsecured lines of credit and accounts receivable securitization equal fair value because of short maturities and variable interest rates.

Long-term Bank Debt, Current Portion of Long-term Debt: The Company determines fair value based upon the prevailing value of equivalent financing.

Senior Note Debt, Senior Subordinated Note Debt: The Company determines fair value of its senior note and senior subordinated notes based upon their quoted market value.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When it enters into derivative arrangements, the Company formally designates and documents qualifying instruments as hedges of underlying exposures. Changes in the fair value of derivatives designated as hedges and qualifying for hedge accounting are recorded in other comprehensive income and reclassified into earnings during the period in which the hedged exposure affects earnings. The Company reviews the effectiveness of its hedging instruments on a quarterly basis. If the Company determines that a derivative instrument is no longer highly effective in offsetting changes in fair values or cash flows, it recognizes in current period earnings the hedge ineffectiveness and discontinues hedge accounting with respect to the derivative instrument. Changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting are recognized in current period earnings. Upon termination of cash flow hedges, the Company reclassifies gains and losses from other comprehensive income based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require immediate recognition in earnings of gains and losses previously recorded in other comprehensive income.

During 2010, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments. The tables following the discussion of the derivative instruments summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated statements of income and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Interest Rate Collars and Swaps

The Company has significantly reduced its interest rate risk as a result of its refinancing activities in 2010. While the Company had outstanding total debt at December 31, 2010 of $339.7 million, $250.0 million or 74% carries a fixed rate of interest at 3.35%. The remaining debt balance primarily is comprised of $90.0 million outstanding under an accounts receivables securitization agreement which currently has an interest rate of 1.30%. The Company previously entered into interest rate collar and swap agreements to mitigate the risk of interest rate fluctuations on its recently terminated bank term loans. The Company settled these agreements in connection with the termination of the bank term loans.

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. In July 2008 and April 2009, in response to increasing fuel prices and a concomitant increase in mileage surcharges, the Company entered into agreements with two financial counterparties to hedge a notional amount to equal approximately 13% of its diesel fuel requirements for 2010. The Company uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. The hedge agreements are designed to add stability to the Company’s product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.

During the second quarter of 2010, the Company entered into hedge agreements with a financial counterparty to pay a fixed price per gallon of diesel fuel determined at the time the agreement was executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The last of the agreements, which cover approximately 23% of the Company’s estimated 2011 diesel fuel requirements, expire on September 30, 2011. The floating rate payment is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index price during the applicable month. The floating rate payment is designed to offset any increase or decrease in fuel surcharge payments that the Company pays to its common

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carriers. Since the agreements qualify for hedge accounting, changes in the fair value of cash flow hedge agreements are recorded in Other Comprehensive Income and reclassified to earnings when the hedged transactions affect earnings.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to hedge anticipated but not yet committed sales or purchases denominated in the U.S. Dollar, Canadian dollar, British pound and Euro. The last of the contracts expire by the end of October 2011. The Company’s Canadian and Brazilian subsidiaries entered into forward exchange contracts to protect the Company from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows. The face value of the unexpired contracts as of December 31, 2010 totaled U.S. $34.3 million. The contracts qualified as foreign currency cash flow hedges, and, therefore, changes in the fair value of the contracts were recorded in Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

Derivatives not Designated as Hedging Instruments

Diesel Fuel Hedges

The Company had diesel fuel hedges established in 2009 that expired during 2010. These hedges did not qualify for hedge accounting.

Equity Derivatives

The Company has entered into equity derivative contracts covering its own stock in order to minimize its liability resulting from changes in quoted fair values of Company stock, to participants in its Executive Deferred Compensation Plan who have investments under that plan in a notional Company stock fund. The contracts are settled in cash.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on our Consolidated Statements of Income and on other comprehensive income (“OCI”):

Fair Value of Derivative Instruments (In thousands)		Notional Amount	Fair Value at December 31,
	Balance Sheet Location	December 31, 2010	2010	2009
Derivatives designated as hedging instruments
Asset Derivatives
Diesel fuel contracts	Other current assets	$3,333	$626	$0

Total assets			$626	$0

Liability Derivatives
Foreign exchange contracts	Accounts payable and accrued expenses	$32,800	$961	$743
Interest rate collars and swaps	Deferred and other long-term liabilities	$0	0	5,120

Total liabilities			$961	$5,863

Derivatives not designated as hedging instruments
Asset Derivatives
Diesel fuel contracts	Other current assets	$0	$0	$596
Equity derivatives	Other current assets	$13,104	348	1,452

Total assets			$348	$2,048

Liability Derivatives
Foreign exchange contracts	Accounts payable and accrued expenses	$1,505	$84	$0
Diesel fuel contracts	Accounts payable and accrued expenses	$0	0	343

Total liabilities			$84	$343

		Amount of Gain (Loss) Recognized in Income for the Year ended December 31,
(In thousands)	Income Statement Location	2010	2009	2008
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$1,415	$924	$216
Foreign exchange contracts	Selling, general and administrative expenses	(189)	0	0
Diesel fuel contracts	Cost of sales	(552)	507	(4,541)

Total gain (loss) recognized in income		$674	$1,431	$(4,325)

		Amount of Gain (Loss) Recognized in OCI from Derivatives for the Year ended December 31,
(In thousands)		2010	2009	2008
Derivatives designated as hedging instruments
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	$(96)	$(576)	$0
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	376	0	0
Interest rate collars and swaps (net of taxes)	Other comprehensive income (loss)	3,089	1,673	(3,503)

Total gain (loss) recognized in OCI		$3,369	$1,097	$(3,503)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The notional amount of a financial instrument is the nominal or face amount that is used to calculate payments made on that instrument. Other than the reclassification of losses related to the termination of interest rate swap and interest rate collar agreements in the fourth quarter of 2010, there were no other material reclassifications of gains (losses) from other comprehensive income to earnings for the years ended December 31, 2010 and December 31, 2009.

4. Inventories

Inventories consist of the following:

(In thousands)	December 31, 2010	December 31, 2009
Raw materials and supplies	$52,500	$57,305
Work in process	12,114	9,141
Finished goods	130,787	150,424

Total	$195,401	$216,870

Inventories valued on the last-in, first-out (“LIFO”) method totaled $42.9 million and $50.8 million at December 31, 2010 and 2009, respectively, and would have been approximately $4.5 million and $6.7 million higher, respectively, had they been valued using the first-in, first-out (“FIFO”) method. The amount of LIFO liquidations in 2010 and 2009 were immaterial.

5. Property, Plant and Equipment

Property, Plant and Equipment (“PP&E”) consist of the following:

(In thousands)	December 31, 2010	December 31, 2009
Land	$25,974	$25,930
Buildings and improvements	228,978	226,783
Machinery and equipment	481,928	444,235
Office equipment and other assets	30,998	30,106
Software	54,207	48,395
Mineral rights	1,598	1,521
Construction in progress	39,494	29,293

Gross Property, Plant and Equipment	863,177	806,263
Less accumulated depreciation and amortization	394,853	350,627

Net Property, Plant and Equipment	$468,324	$455,636

	For the Year Ended December 31,
(In thousands)	2010	2009	2008
Depreciation and amortization on PP&E	$44,113	$56,921	$45,600

Interest charges capitalized (in construction in progress)	$987	$2,389	$729

The Company closed its North Brunswick, New Jersey facility in the fourth quarter of 2009 and recorded accelerated depreciation charges in the Consumer Domestic Segment on those facilities following the announcement of the closing in June 2008. The accelerated depreciation charges of $16.2 million for the twelve months ended December 31, 2009 are included in cost of sales (see Note 9).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2009, capitalized interest charges are higher due to the construction of a laundry detergent manufacturing plant and distribution center in York, Pennsylvania through the first nine months of 2009.

The Company recognized charges related to equipment obsolescence, which occur in the ordinary course of business, and plant impairment charges during the three year period ended December 31, 2010 as follows:

	For the Year Ended December 31,
(In thousands)	2010	2009	2008
Segments:
Consumer Domestic	$628	$3,231	$3,345
Consumer International	37	0	98
Specialty Products	3,090	6,916	142

Total	$3,755	$10,147	$3,585

In 2010, the Company recorded a plant asset impairment charge of approximately $3.1 million, representing the carrying value of certain assets, associated with one of its international subsidiaries. The charge is a result of a reduction in forecasted sales volume which has negatively impacted projected profitability. The charge is included in cost of sales in the Specialty Products Division segment income statement. In 2009, the Company recorded a plant asset impairment charge of approximately $6.9 million, representing the carrying value of certain assets, associated with one of its international subsidiaries. The Company measured the impairment charge using the discounted cash flow method. This subsidiary manufactures some products that compete with imports priced in U.S. dollars. As the dollar has weakened, it has been necessary to lower prices in the local currency to stay competitive, leading to negative cash flows, which is the key input under the discounted cash flow method. The charge is included in cost of sales in the Specialty Products Division segment income statement. The $3.2 million charge recorded in the Consumer Domestic Segment in 2009 is primarily a result of a lack of acceptance for certain products by our key customers that resulted in a decline of forecasted future cash flows and reduced profitability. The Company’s fair value measurement input is considered a Level 3 input.

The table below summarizes the net book value of property, plant and equipment sold during the three-year period ending December 31, 2010:

	For the Year Ended December 31,
(In thousands)	2010	2009	2008
Segments:
Consumer Domestic	$5,460	$0	$0
Consumer International	0	0	1,583
Specialty Products	0	0	5,958

Total	$5,460	$0	$7,541

In 2010, the Company sold the BRILLO product line. During 2008, the Company sold it Specialty Products subsidiary in the United Kingdom and its Consumer Products subsidiary in Spain (see Note 8).

6. Acquisition of Assets

On June 4, 2010, the Company acquired the Simply Saline brand from Blairex Laboratories (“Simply Saline Acquisition”) for cash consideration of $70.0 million. Simply Saline annual net sales are approximately $20.0 million. The Simply Saline brand will be managed principally within the Consumer Domestic segment.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 2, 2010, the Company acquired certain oral care technology (“Technology Acquisition”) for cash consideration of $10.0 million. The new oral care technology will be managed principally within the Consumer Domestic segment.

On December 21, 2010, the Company acquired the Feline Pine cat litter brand from Nature’s Earth Products, Inc. (“Feline Pine Acquisition”) for cash consideration of $46.0 million. Feline Pine annual net sales are approximately $20.0 million. The acquired brand will complement the existing Arm & Hammer’s cat litter business. The Feline Pine brand will be managed within the Consumer Domestic segment.

The fair values of the assets acquired in 2010 are as follows:

	Fair Value of Assets Acquired in 2010
(In thousands)	Simply Saline	Technology	Feline Pine	Total
Inventory / Current Assets	$1,725	$0	$1,417	$3,142
Tradenames and other intangibles	55,635	10,000	38,500	104,135
Goodwill	12,665	0	6,083	18,748

Total Assets	70,025	10,000	46,000	126,025
Liabilities	0	0	0	0

Purchase Price	$70,025	$10,000	$46,000	$126,025

The asset allocation of the Feline Pine Acquisition is based on a preliminary valuation. Pro forma results reflecting the Simply Saline and Feline Pine Acquisitions are not presented because they did not have a material effect on the Company’s consolidated financial results.

The weighted average life of the amortizable intangible assets recognized from the Simply Saline Acquisition was 15 years and from the Technology Acquisition was 10 years.

On July 7, 2008, the Company purchased substantially all of the assets and certain liabilities of Del Pharmaceuticals, Inc. from Coty, Inc. (the “Orajel Acquisition”) for cash consideration of $383.4 million including fees. Products acquired from Del Pharmaceuticals, Inc. include the Orajel brand of oral analgesics and various other over-the-counter brands.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	December 31, 2010				December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$117,077	$(53,871)	$63,206	3-20	$118,373	$(46,721)	$71,652
Customer Relationships	250,540	(50,496)	200,044	15-20	241,640	(37,205)	204,435
Patents/Formulas	38,520	(21,049)	17,471	4-20	27,370	(18,084)	9,286
Non Compete Agreement	1,378	(1,059)	319	5-10	1,143	(918)	225

Total	$407,515	$(126,475)	$281,040		$388,526	$(102,928)	$285,598

Indefinite lived intangible assets—Carrying value
Tradenames	$591,420				$509,293

Intangible amortization expense amounted to $23.7 million for 2010, $24.2 million for 2009 and $21.8 million in 2008. The Company estimates that intangible amortization expense will be approximately $24.8 million in 2011 and $22.0 to $24.0 million in each of the next four years.

Other intangible assets increased in 2010 due to the Simply Saline, Technology and Feline Pine Acquisitions. The acquired intangible assets reflect their allocable purchase price as of their respective purchase dates.

The Company recognized tradename impairment charges within selling, general and administrative expenses during the three year period ended December 31, 2010 as follows:

(In thousands)	2010	2009	2008
Segments:
Consumer Domestic	$0	$0	$1,910
Consumer International	0	0	3,764

Total	$0	$0	$5,674

The tradename impairment charges recorded in 2008 were a result of management’s decision to exit a business, a potential change of a brand’s name, lost distribution at key customer accounts and reduced profitability. The amount of the impairment charge was determined by comparing the estimated fair value of the asset to its carrying amount. Fair value was estimated based on a “relief from royalty” discounted cash flow method. Under this method, the owner of an intangible asset must determine the arm’s length royalty that likely would have been charged if the owner had to license that asset from a third party. Estimates under the relief from royalty method involve numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future. The Company determined that the remaining carrying value of all tradenames was recoverable based upon the forecasted cash flows and profitability of the related brands.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the year ended December 31, 2010 are as follows:

(In thousands)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2008	$788,516	$36,486	$20,228	$845,230
Adjustments to the Orajel Acquisition purchase price allocation(1)	(3,929)	0	0	(3,929)
Additional contingent consideration	700	0	0	700
Other(2)	(3,923)	0	0	(3,923)

Balance December 31, 2009	$781,364	$36,486	$20,228	$838,078
Simply Saline acquired goodwill	12,665	0	0	12,665
Additional contingent consideration	535	0	0	535
Feline Pine acquired goodwill	6,083	0	0	6,083

Balance December 31, 2010	$800,647	$36,486	$20,228	$857,361

(1)	Changes in the carrying amount of goodwill associated with the Orajel Acquisition primarily reflect adjustments to the fair values of net assets acquired.
(2)	Reflects goodwill associated with assets held for sale.

The Company performed its annual goodwill impairment test as of the beginning of the second quarter of 2010, and no adjustments were required.

8. Sale of Assets

In the first quarter of 2010, the Company sold the BRILLO and certain LAMBERT KAY product lines, along with associated productive assets, that were classified as net assets held for sale at December 31, 2009. The aggregate carrying value of these assets at December 31, 2009 was approximately $8.8 million. In 2010, the Company received net proceeds from the sale of these assets of $8.2 million, along with a note receivable of $1.8 million, and, in the first quarter of 2010, recognized a gain of approximately $1.0 million that was recorded as an offset to selling, general and administrative expenses in the Consumer Domestic segment.

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

9. Restructuring Activities

International Facility Closing Costs

During the third quarter of 2010, the Company decided to cease operations at two plants at one of its international subsidiaries. The Company incurred a total of $0.6 million and paid $0.5 million relating to severance costs. These charges were included in cost of sales in the Specialty Products segment. All other costs associated with the international plant shut down activity will be recorded in the period in which the liability is incurred (generally, when goods or services associated with the activity are received). The Company is currently assessing the on-going costs associated with the shutdown of these plants.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

North Brunswick, New Jersey Closing Costs

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

The following table summarizes the liabilities and cash costs paid or settled in connection with the closing of the North Brunswick facility, for the twelve months ended December 31, 2010 and 2009, which have been included in for the results of the Consumer Domestic segments:

(In thousands)	Severance Liability	Contract Termination Costs	Other Exit and Disposal Costs	Total Costs
Balance at December 31, 2008	$1,855	$0	$0	$1,855
Costs incurred and charged to expenses	1,171	6,300	1,877	9,348
Costs paid or settled	(292)	(562)	(1,000)	(1,854)

Liability Balance at December 31, 2009	$2,734	$5,738	$877	$9,349
Costs incurred and charged to expenses	0	2,932	1	2,933
Adjustments related to the North Brunswick Lease	0	2,068	728	2,796
Costs paid or settled	(2,734)	(5,992)	(1,200)	(9,926)

Liability Balance at December 31, 2010	$0	$4,746	$406	$5,152

Cumulative restructuring costs incurred to date	$3,000	$11,485	$2,513	$16,998

The Company does not anticipate any additional material expenditures in connection with the closing of the North Brunswick facility.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

(In thousands)	2010	2009
Trade accounts payable	$206,278	$177,778
Accrued marketing and promotion costs	83,889	77,722
Accrued wages and related costs	38,936	48,077
Accrued profit sharing	11,529	17,342
Other accrued current liabilities	14,689	11,531

Total	$355,321	$332,450

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In thousands)	2010	2009
Short-term borrowings
Securitization of accounts receivable	$90,000	$30,000
Various debt due to international banks	0	4,895

Total short-term borrowings	$90,000	$34,895

Long-term debt
Term Loan facility	$0	$531,401
6% Senior subordinated debt	0	250,000
3.35% Senior note due December 15, 2015	250,000	0
Less: Discount	(327)	0
Less: current maturities	0	(184,054)

Net long-term debt	$249,673	$597,347

Securitization

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

During 2010, the Company increased net borrowings by $60.0 million under its accounts receivable securitization facility. In February 2011, the accounts receivable securitization facility was renewed with a new maturity date of February 14, 2012 under similar terms and conditions to those previously in effect.

New Revolving Credit Agreement

On November 18, 2010, the Company repaid its entire $408 million outstanding term loan debt and replaced its former credit facility with a new $500 million unsecured revolving credit facility. Under the credit agreement relating to the new credit facility (the “Credit Agreement”), the Company has the ability to increase its revolving credit facility up to $500 million, subject to lender commitments and certain conditions as described in the Credit Agreement. Unless extended, the revolving credit facility will terminate and all amounts outstanding thereunder will be due and payable on November 18, 2015.

Interest on the Company’s borrowings under the Credit Agreement is based, at the Company’s option, upon either (i) the Base Rate (generally equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America’s prime rate and (c) a LIBOR-based rate plus 1.00% or (ii) the Eurocurrency Rate (generally, the LIBOR-based rate). Depending upon the leverage ratio of the Company (described below), interest on borrowings accrues at rates ranging from 0.75% to 1.50% per annum above the Base Rate and 1.75% to 2.50% per annum above the Eurocurrency Rate.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Agreement contains customary affirmative and negative covenants, including without limitation, restrictions on the following: indebtedness, liens, investments, asset dispositions, fundamental changes, changes in the nature of the business conducted, affiliate transactions, burdensome agreements and use of proceeds.

Under the Credit Agreement, the Company is required to maintain a minimum interest coverage ratio, defined as the ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Consolidated Interest Charges (as defined in the Credit Agreement), of 3.00 to 1.00. The Company also is required to keep its leverage ratio, defined as the ratio of Consolidated Funded Indebtedness (as defined in the Credit Agreement) to Adjusted EBITDA, below a level of 3.25 to 1.00. However, if the Company consummates a material acquisition, the maximum leverage ratio increases to a level of 3.50 to 1.00 during the twelve month period commencing on the date of such acquisition.

The Credit Agreement also contains customary events of default, including without limitation, failure to make certain payments when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default on other indebtedness, changes in control with respect to the Company, material adverse judgments, certain events relating to pension plans and the failure of any of the loan documents to remain in full force and effect. Certain parties to the Credit Agreement, and affiliates of those parties, provide banking, investment banking and other financial services to the Company from time to time.

As a result of terminating its entire term loan, the Company terminated its interest rate collar and swap cash flow hedge agreements, and recorded interest expense of $4.6 million. The unamortized deferred financing costs of $3.2 million associated with the term loan were charged to other expense in the fourth quarter.

3.35% Senior Notes

On December 15, 2010, the Company closed on an underwritten public offering of $250 million aggregate principal amount of 3.35% senior notes due 2015 (the “Notes”). The Notes were issued under an indenture, dated December 15, 2010 (the “Indenture”), and a first supplemental indenture (the “First Supplemental Indenture”), dated December 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee relating to the Notes. On December 30, 2010, the proceeds of the offering were utilized to retire the outstanding $250 million principal amount of the Company’s 6% Senior Subordinated Notes due 2012. The unamortized deferred financing costs of $1.3 million associated with the Senior Subordinated Notes was charged to other expense in the fourth quarter.

Interest on the new Notes is payable on June 15 and December 15 of each year, beginning June 15, 2011. The Notes will mature on December 15, 2015, unless earlier retired or redeemed as described below.

The Company may redeem the Notes, at any time in whole or from time to time in part, prior to their maturity date at a redemption price equal to the greater of: (i) 100% of the principal amount of the notes being redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the First Supplemental Indenture), plus 25 basis points. In addition, if the Company undergoes a “change of control” as defined by the First Supplemental Indenture, and if, generally within 60 days thereafter, the Notes are rated below investment grade by each of the rating agencies designated in the First Supplemental Indenture, the Company may be required to offer to repurchase the Notes at 101% of par plus accrued and unpaid interest to the date of repurchase.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Notes are senior unsecured obligations and rank equal in right of payment to the Company’s other senior unsecured debt from time to time outstanding. The Notes are effectively subordinated to any secured debt the Company incurs to the extent of the collateral securing such indebtedness, and will be structurally subordinated to all future and existing obligations of the Company’s subsidiaries.

The Indenture and the First Supplemental Indenture contain covenants with respect to the Company that, among other things, restrict the creation of liens, sale-leaseback transactions, consolidations, mergers and dispositions of all or substantially all of the Company’s assets. The covenants are subject to a number of important exceptions and qualifications.

In addition, the Company has agreed to cause each subsidiary that guarantees its obligations under its senior unsecured credit facility to guarantee the Company’s obligations under the Notes on a senior unsecured basis. Currently, none of the Company’s subsidiaries guarantee the Company’s obligations under its senior unsecured credit facility.

Other Debt

The Company’s Brazilian subsidiary, Quimica Geral do Nordeste S.A (“QGN”), has lines of credit that enable it to borrow in its local currency subject to various interest rates that are determined by several local inflation indexes. The various lines of credit will expire in mid 2011, but are expected to be renewed. Amounts available under the lines of credit total $7.0 million. There were no borrowings as of December 31, 2010.

12. Income Taxes

The components of income before taxes are as follows:

(in thousands)	2010	2009	2008
Domestic	$382,176	$364,205	$266,058
Foreign	36,080	28,031	42,202

Total	$418,256	$392,236	$308,260

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

(in thousands)	2010	2009	2008
Current:
U.S. federal	$78,993	$93,794	$68,469
State	15,374	18,758	12,402
Foreign	14,342	13,018	17,052

	108,709	125,570	97,923

Deferred:
U.S. federal	33,971	18,182	9,576
State	8,005	7,178	10,954
Foreign	(3,123)	(2,215)	(5,375)

	38,853	23,145	15,155

Total provision	$147,562	$148,715	$113,078

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) consist of the following at December 31:

(in thousands)	2010	2009
Deferred tax assets:
Accounts receivable	$8,588	$8,550
Deferred compensation	44,064	37,671
Pension, postretirement and postemployment benefits	13,750	14,198
Reserves	24,683	37,268
Tax credit carryforwards/other tax attributes	3,504	9,997
Net international operating loss carryforwards	11,312	10,779

Total gross deferred tax assets	105,901	118,463
Valuation allowances	(3,514)	(3,286)

Total deferred tax assets	102,387	115,177

Deferred tax liabilities:
Goodwill	(117,103)	(101,000)
Tradenames and other intangibles	(120,424)	(105,936)
Property, plant and equipment	(78,826)	(64,379)

Total deferred tax liabilities	(316,353)	(271,315)

Net deferred tax liability	$(213,966)	$(156,138)

Current net deferred tax asset	$16,298	$20,432
Long term net deferred tax asset	23,997	24,686
Long term net deferred tax liability	(254,261)	(201,256)

Net deferred tax liability	$(213,966)	$(156,138)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

(in thousands)	2010	2009	2008
Statutory rate	35%	35%	35%
Tax that would result from use of the federal statutory rate	$146,390	$137,283	$107,891
State and local income tax, net of federal effect	15,196	16,859	15,182
Varying tax rates of foreign affiliates	(1,470)	384	(3,096)
Benefit from domestic manufacturing deduction	(8,514)	(5,098)	(4,476)
Resolution of tax contingencies	(4,102)	0	0
Other	62	(713)	(2,423)

Recorded tax expense	$147,562	$148,715	$113,078

Effective tax rate	35.3%	37.9%	36.7%

At December 31, 2010, foreign subsidiaries of the Company had net operating loss carryforwards of approximately $46 million. Approximately one third of the net operating loss carryforwards expire on various dates through December 31, 2018. The remaining net operating loss carryforwards are not subject to expiration.

The Company believes that it is more likely than not that the benefit from certain foreign net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $3.5 million and $3.3 million at December 31, 2010 and 2009, respectively, on the deferred tax asset relating to these foreign net operating loss carryforwards.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has undistributed earnings of foreign subsidiaries of approximately $160.9 million at December 31, 2010 for which deferred taxes have not been provided. These earnings, which are considered to be permanently reinvested, would be subject to U.S. tax if they were remitted as dividends. It is not practicable to determine the deferred tax liability on these earnings.

The Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities. Under applicable accounting guidance, these tax positions do not meet the minimum threshold required for the related tax benefit to be recognized in the income statement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2010	2009	2008
Unrecognized tax benefits at January 1	$39,628	$35,471	$27,798
Gross increases—tax positions in current period	0	4,122	7,999
Gross increases—tax positions in prior period	4,625	10,088	468
Gross decreases—tax positions in prior period	(14,211)	(6,154)	(668)
Settlements	(4,889)	(3,720)	0
Lapse of statute of limitations	(576)	(179)	(126)

Unrecognized tax benefits at December 31	$24,577	$39,628	$35,471

The Company has recorded liabilities in connection with uncertain income tax positions that, although supportable, may be challenged by the tax authorities. Substantially all material federal, state, and international income tax matters have been effectively concluded for years through 2007. In 2010, the Company recognized a benefit from the reversal of approximately $4.0 million in income tax expense and $3.0 million in pretax interest expense associated with certain tax liabilities as a result of the settlement of an IRS audit and the lapse of applicable statutes of limitation of several state taxing authorities. In addition, as a result of the settlement of the IRS audit and the lapse of applicable statutes of limitation of several state taxing authorities, the Company’s liabilities for uncertain income tax positions have decreased by $15.0 million, from $39.6 million at December 31, 2009 to $24.6 million at December 31, 2010.

Included in the balance of unrecognized tax benefits at December 31, 2010, 2009 and 2008 are $15.0 million, $19.9 million and $16.7 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2010, 2009 and 2008, are $9.6 million, $19.7 million and $18.8 million, respectively, of tax benefits that, if recognized, would result in adjustments to balance sheet tax accounts, primarily deferred taxes.

The Company is subject to U.S. federal income tax as well as the income tax in multiple state and international jurisdictions. Substantially all material federal, state, and international income tax matters have been effectively concluded for years through 2007. The tax years 2008 and 2009 are currently under audit by the U.S. Internal Revenue Service and several state taxing authorities. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a decrease of approximately $21.7 million in the unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations. Of this amount, $8.8 million would result in adjustments to balance sheet tax accounts, primarily deferred taxes and would not affect the effective tax rate.

The Company’s policy for recording interest associated with income tax examinations is to record interest as a component of Income before Income Taxes. During the twelve months ended December 31, 2010, the

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recognized a net reversal of accrued interest expense associated with uncertain tax positions of approximately $4.2 million. During the twelve months ended December 31, 2009 and December 31, 2008, the Company recognized approximately $1.9 million, and $2.5 million, respectively, in interest expense associated with uncertain tax positions. As of December 31, 2010 and December 31, 2009, the Company had $2.6 million and $6.8 million, respectively, in accrued interest expense related to unrecognized tax benefits.

13. Benefit Plans

Defined Benefit Retirement Plans

The Company has defined benefit pension plans covering certain employees. Pension benefits to retired employees are based upon the employees’ length of service and a percentage of their qualifying compensation during the final years of employment. The Company’s funding policy is consistent with federal/statutory funding requirements. The Company also maintains unfunded plans, which provide medical benefits for eligible domestic retirees and their dependents and employees in Canada. The cost of such benefits is recognized during the employees’ respective active working careers. The Company recognizes the unfunded status of a benefit plan in the balance sheet, which is a long-term liability for the Company. Any previously unrecognized gains or losses are recorded in the equity section of the balance sheet within accumulated other comprehensive income.

U.S. Pension Plan Termination

On January 27, 2010, the Company’s Board of Directors approved the termination, effective April 15, 2010, of The Church & Dwight Co., Inc. Retirement Plan for Hourly Employees (the “U.S. Pension Plan”), under which approximately 766 participants, including 46 active employees, have accrued benefits. On December 1, 2010, the Company as plan sponsor of the U.S. Pension Plan, purchased a non participating group annuity contract from the Principal Life Insurance Company for the benefit of certain former and current employees with vested benefits in, and retired participants currently receiving benefits from, the U.S. Pension Plan. In addition, effective December 1, 2010, an existing participating annuity contract with Aetna Insurance Company was changed to a non-participating annuity contract.

The purchase price of the contracts was approximately $63 million, which was funded from the assets of the U.S. Pension Plan on December 1, 2010 (considered the measurement date for accounting purposes) and a one-time payment by the Company of approximately $14 million ($9 million after taxes). The transactions resulted in the transfer and settlement of the U.S. pension benefit obligation, thus relieving the Company of any responsibility for the U.S. Pension Plan obligations.

As a result of the transfer of the U.S. Pension Plan obligations and assets described above, the Company recorded a charge to earnings in the fourth quarter of 2010 of approximately $24 million pre-tax or $0.21 per share. This charge is included in selling, general and administrative expenses.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information on the status of the defined benefit plans at December 31:

	Pension Plans		Nonpension Postretirement Plans
(In thousands)	2010	2009	2010	2009
Change in Benefit Obligation:
Benefit obligation at beginning of year	$129,764	$104,864	$22,301	$21,556
Service cost	1,728	1,604	338	295
Interest cost	6,861	6,749	1,246	1,246
Plan participants’ contributions	269	327	199	195
Actuarial loss (gain)	16,111	17,291	1,435	(431)
Settlements/curtailments	(64,388)	(280)	0	0
Effects of exchange rate changes	(1,332)	6,436	230	497
Benefits paid	(7,975)	(7,227)	(1,459)	(1,057)
Other	203	0	0	0

Benefit obligation at end of year	$81,241	$129,764	$24,290	$22,301

Change in Plan Assets:
Fair value of plan assets at beginning of year	$113,765	$90,840	$0	$0
Actual return on plan assets (net of expenses)	6,880	16,899	0	0
Employer contributions	19,261	7,377	1,256	862
Plan participants’ contributions	269	327	203	195
Effects of exchange rate changes	(942)	5,549	0	0
Settlements	(63,223)	0	0	0
Benefits paid	(7,975)	(7,227)	(1,459)	(1,057)
Other	(88)	0	0	0

Fair value of plan assets at end of year	$67,947	$113,765	$0	$0

Funded status at end of year, recorded in Pension and Postretirement Benefits	$(13,294)	$(15,999)	$(24,290)	$(22,301)

Amounts Recognized in Accumulated Other Comprehensive Income:
Prior Service Credit	$(56)	$2,784	$111	$228
Actuarial Loss (Gain)	10,150	18,348	744	(721)

Net Loss (Income) Recognized in Accumulated Other Comprehensive Income	$10,094	$21,132	$855	$(493)

Amounts recognized in the statement of financial position consist of:

	Pension Plans		Nonpension Postretirement Plans
(In thousands)	2010	2009	2010	2009
Pension and Postretirement Benefits	$(13,294)	$(15,999)	$(24,290)	$(22,301)
Accumulated other comprehensive loss (income)	10,094	21,132	855	(493)

Net amount recognized at end of year	$(3,200)	$5,133	$(23,435)	$(22,794)

Accumulated benefit obligation	$78,287	$122,035	$0	$0

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2010, the change in accumulated other comprehensive loss (income) was a $3.4 million increase in the Company’s remaining pension plan obligations and a $1.3 million increase in postretirement benefit plan obligations. The changes are primarily related to the change in discount rates for all plans.

Weighted-average assumptions used to determine benefit obligations as of December 31:

	Pension Plans		Nonpension Postretirement Plans
	2010	2009	2010	2009
Discount Rate	5.32%	5.76%	5.28%	5.80%
Rate of Compensation increase	3.65%	4.26%	N/A	N/A

Net Pension and Net Postretirement Benefit Costs consisted of the following components:

	Pension Costs			Nonpension Postretirement Costs
(In thousands)	2010	2009	2008	2010	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$1,728	$1,604	$2,180	$338	$295	$476
Interest cost	6,861	6,749	7,527	1,237	1,237	1,237
Expected return on plan assets	(5,126)	(6,254)	(8,213)	0	0	0
Amortization of prior service cost	8	426	15	117	51	38
Amortization of transition obligation	14	0	0	0	0	0
Recognized actuarial loss (gain)	698	1,432	7	(3)	(4)	(3)
Net deferrals	0	0	(38)	0	(7)	0
Settlement (gain) loss	24,276	(767)	73	0	0	0

Net periodic benefit cost	$28,459	$3,190	$1,551	$1,689	$1,572	$1,748

In 2011, amounts in accumulated other comprehensive income expected to be recognized in the income statement are estimated to be losses of approximately $4.8 million and $0.0 million for pension and postretirement plans, respectively.

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Plans			Nonpension Postretirement Plans
	2010	2009	2008	2010	2009	2008
Discount Rate	5.75%	6.61%	6.04%	5.80%	6.48%	6.15%
Rate of Compensation increase	3.73%	4.07%	4.47%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.76%	6.72%	7.21%	N/A	N/A	N/A

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected long-term rate of return on pension plan assets is selected by taking into account a historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. A 50 basis point change in the expected long-term rate of return would result in an approximate $0.3 million change in pension expense for 2011.

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

The fair values of Company’s pension plan assets by asset category are as follows:

		Fair Value Measurements at December 31, 2009
(In thousands)	Total	Quoted Prices in Active Markets for Identical	Significant Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash & Cash Equivalents	$2,034	$2,034	$—	$—
Equity Securities:
U.S. companies	9,248	9,248	—	—
International companies	3,895	3,895	—	—
Equity Securities—Mutual Funds(a)	26,854	14,068	12,786	—
Money Market Funds	1,487	—	1,487	—
Bond Funds	12,284	3,217	9,067	—
Fixed Income Fund(b)	18,299	206	—	18,093
Government Fixed Income Securities	8,667	43	8,624	—
Global Multi-strategy Fund(c)	26,606	—	—	26,606
Insurance Investment Contract(d)	4,341	—	—	4,341
Other	50	50	—	—

Total	$113,765	$32,761	$31,964	$49,040

(a)	The equity securities represent mutual funds held by the pension plans in the United States and Canada and include both domestic and international equity securities.
(b)	The fixed income fund is comprised of investments for the pension plan in the United States and its fair value is based on a contractual formula which uses a Barclays bond index as a benchmark.
(c)	The global multi-strategy fund constitutes investments for the pension plan in the United Kingdom. The fund is a fund of funds invested in a series of diverse international equity funds and fixed income funds.
(d)	The insurance investment contract is in the form of an insurance policy that is held by the pension plan in the United Kingdom. The investment of the underlying assets is in various managed funds.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements at December 31, 2010
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash & Cash Equivalents	$403	$403	$0	$0
Equity Securities—Mutual Funds(a)	14,357	438	13,919	0
Money Market Funds	1,227	0	1,227	0
Bond Funds(b)	9,786	124	9,662	0
Government Fixed Income Securities	9,708	2	9,706	0
Global Multi-strategy Fund(c)	27,678	0	0	27,678
Insurance Investment Contract(d)	4,337	0	0	4,337
Equity Securities: International companies	124	124	0	0
Other	327	169	0	158

Total	$67,947	$1,260	$34,514	$32,173

(a)	The equity securities represent mutual funds held by the pension plans in Canada, which include both domestic and international equity securities.
(b)	The bond funds constitutes investments primarily for the pension plan in Canada and the fund consists of investments in Canadian government, corporations and municipal or local governments bonds.
(c)	The global multi-strategy fund constitutes investments for the pension plan in the United Kingdom. The fund is a fund of funds invested in a series of diverse international equity funds and fixed income funds.
(d)	The insurance investment contract is in the form of an insurance policy that is held by the pension plan in the United Kingdom. The investment of the underlying assets is in various managed funds.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Investments) are as follows:

(In thousands)	Fixed Income Fund (Other)	Global Multi- strategy Fund	Insurance Investment Contract	Total
Investments
Balance at January 1, 2009	$12,881	$19,250	$4,173	$36,304
Service Fees	(105)	0	0	(105)
Net realized and unrealized gains (loss)	866	5,750	(109)	6,507
Purchases, sales, and distributions	(104)	(22)	0	(126)
Transfers in and/or out	4,555	0	0	4,555
Effects of exchange rate changes	0	1,628	277	1,905

Balance at December 31, 2009	$18,093	$26,606	$4,341	$49,040

Service Fees	(104)	0	0	(104)
Net realized and unrealized gains (loss)	1,437	2,559	236	4,232
Purchases, sales, and distributions	(1,450)	0	0	(1,450)
Pension Obligation Settlement	(13,593)	0	0	(13,593)
Transfers in and/or out	(4,225)	0	0	(4,225)
Effects of exchange rate changes	0	(1,487)	(240)	(1,727)

Balance at December 31, 2010	$158	$27,678	$4,337	$32,173

The Company made cash contributions of approximately $19.1 million to its pension plans in 2010, which includes approximately $14.0 million to settle the Company’s obligations under the U.S. Pension Plan. The

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company estimates it will be required to make cash contributions to its pension plans of approximately $3.5 million in 2011 to offset 2011 benefit payments and administrative costs in excess of investment returns.

The following benefit payments are expected to be paid from the defined benefit plans:

(In thousands)	Pension Plans	Nonpension Postretirement Plans
2011	$4,319	$1,170
2012	4,283	1,257
2013	4,404	1,330
2014	4,387	1,428
2015	4,658	1,506
2016-2020	24,785	8,995

The accumulated postretirement benefit obligation has been determined by application of the provisions of the Company’s medical plans including established maximums and sharing of costs, relevant actuarial assumptions and health-care cost trend rates projected at approximately 10.0% for 2011 and decreasing to an ultimate rate of approximately 5.0% in 2029. The Company has a maximum annual benefit based on years of service for those participants over 65 years of age.

The following chart shows the effect of a 1% change in healthcare cost trends:

(in thousands)	2010	2009
Effect of 1% increase in health-care cost trend rates on:
Postretirement benefit obligation	$1,942	$1,842
Total of service cost and interest cost component	169	163
Effect of 1% decrease in health-care cost trend rates on:
Postretirement benefit obligation	(1,680)	(1,607)
Total of service cost and interest cost component	(143)	(143)

Other Benefit Plans

The Company also maintains a defined contribution profit sharing plan for domestic salaried and certain hourly employees. Amounts charged to earnings for this plan were $11.5 million, $17.3 million and $12.8 million in 2010, 2009 and 2008, respectively. The higher expense in 2009 is due to the improved Company performance.

The Company also has a domestic employee 401K savings plan. The Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings. The Company’s matching contributions to the savings plan were $3.7 million, $3.5 million and $3.3 million in 2010, 2009 and 2008, respectively.

The Company has an employee stock purchase plan which permits employees to purchase the Company’s common stock at a 15% discount to the prevailing market price. No more than $25 thousand can be purchased by any one employee during a plan year. The 15% discount is included in selling, general and administrative expenses. Total expenses for 2010, 2009 and 2008 were $0.5 million in each year.

Deferred Compensation Plans

The Company maintains a deferred compensation plan under which certain members of management are eligible to defer a maximum of 85% of their regular compensation (i.e. salary) and incentive bonus. The amounts deferred under this plan are credited with earnings or losses based upon changes in values of notional

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments elected by the plan participant. The investment options available include notional investments in various stock, bond and money market funds as well as Company Common Stock. Each plan participant is fully vested in the amounts the participant defers. The plan also functions as an “excess” plan, and Profit Sharing contributions that cannot otherwise be contributed to the qualified Savings and Profit Sharing Plan due to limitations under Department of Treasury regulations are credited to this plan. These contributions vest under the same vesting schedule as is applicable to the qualified plan.

The liability to plan participants for contributions designated for notional investment in Company stock is based on the quoted fair value of the Company’s stock plus any dividends credited. The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Company stock. At December 31, 2010 and 2009, the amount of the Company’s liability under the deferred compensation plan was $57.7 million and $47.9 million, respectively and the funded balances amounted to $42.7 million and $36.9 million, respectively. The amounts charged to earnings, including the effect of the hedges, totaled $2.4 million, $1.6 million, and $1.2 million in 2010, 2009 and 2008, respectively.

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

In 2009, the Company placed approximately 120 thousand shares of Company stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control. The balance in this trust as of December 31, 2010 is approximately 95 thousand shares due to distributions to various directors.

14. Stock Based Compensation Plans

a. Stock Option Plans

The Company has options outstanding under four equity compensation plans. Under the Omnibus Equity Plan, the Company may grant options and other stock-based awards to employees and directors. Under the 1983 Stock Option Plan and the Stock Award Plan, the Company granted options to key management employees. Under the Stock Option Plan for Directors, the Company granted options to non-employee directors. Following adoption of the Omnibus Equity Plan by stockholders in 2008, no further grants may be made under the other plans. Options outstanding under the plans are issued at market value on the date of grant, vest on the third anniversary of the date of grant and must be exercised within ten years of the date of grant. If, upon termination of a participant’s employment (other than a termination for cause), a participant is at least 55 years old, has at least 5 years of service, and the sum of the participant’s age and years of service is at least 65, the participant may exercise any stock options granted in 2007 or later within a period of three years from the date of termination or, if earlier, the date such stock options otherwise would have expired, subject to specified conditions. A total of 10.5 million shares of the Company’s common stock is authorized for issuance upon the exercise of stock options. Issuances of Common Stock to satisfy employee option exercises currently are made from treasury stock.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option transactions for the three years ended December 31, 2010 were as follows:

	Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2008	4,231	$30.24
Granted	671	55.72
Exercised	(597)	21.14
Cancelled	(47)	38.25

Outstanding at December 31, 2008	4,258	35.42
Granted	709	54.08
Exercised	(468)	21.15
Cancelled	(51)	50.05

Outstanding at December 31, 2009	4,448	39.70
Granted	607	66.68
Exercised	(624)	25.58
Cancelled	(54)	55.90

Outstanding at December 31, 2010	4,377	$45.26	6.1	$104,033

Exercisable at December 31, 2010	2,477	$35.03	4.4	$84,188

On December 31, 2010, 2009 and 2008, options to purchase 2,476,718 shares, 2,531,146 shares and 2,103,646 shares were exercisable, respectively.

The table below summarizes information relating to options outstanding and exercisable at December 31, 2010.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/2010	Weighted Average Exercise Price
$ 5.01 - $15.00	5,687	0.4	$7.59	5,687	$7.59
$15.01 - $25.00	398,166	1.8	$21.14	398,166	$21.14
$25.01 - $35.00	497,890	3.6	$30.30	497,890	$30.30
$35.01 - $45.00	1,042,575	4.9	$35.54	1,042,575	$35.54
$45.01 - $55.00	1,201,800	7.5	$51.81	523,800	$49.01
$55.01 - $65.00	637,700	7.4	$55.86	8,600	$56.27
$65.01 - $75.00	593,950	9.5	$66.72	0	0

	4,377,768	6.1	$45.26	2,476,718	$35.03

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information regarding the intrinsic value of stock options exercised, stock compensation expense related to stock option awards, weighted average fair value of stock options issued and assumptions used in determining fair value:

	2010	2009	2008
Intrinsic Value of Stock Options Exercised (in thousands)	$25,533	$16,395	$21,390
Stock Compensation Expense Related to Stock Option Awards (in thousands)	$10,866	$11,841	$11,308
Issued Stock Options (in thousands)	607	710	671
Weighted Average Fair Value of Stock Options issued (per share)	$16.72	$14.83	$16.55
Fair Value of Stock Options Issued (in thousands)	$10,153	$10,520	$11,105

Assumptions Used:
Risk-free interest rate	2.7%	3.2%	3.7%
Expected life in Years	6.5	6.4	6.6
Expected volatility	21.4%	21.9%	22.5%
Dividend Yield	0.8%	0.7%	0.6%

The fair value of stock options is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2010, there was a fair value of $7.8 million related to unamortized stock option compensation expense, which is expected to be recognized over a weighted-average period of approximately one and a half years. The Company’s Consolidated Statements of Cash Flow reflects an add back to Net Cash Provided by Operating Activities of $11.8 million and $12.7 million in 2010 and 2009, respectively, for non cash compensation expense, primarily stock option expense. Net Cash Provided by (Used in) Financing Activities includes $7.3 million and $5.0 million in 2010 and 2009, respectively, of excess tax benefits on stock option exercised. The total tax benefit for 2010, 2009 and 2008 was $8.5, $5.8 and $7.5 million, respectively.

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

Activity for the three years ended December 31, 2010 are as follows:

(in thousands)	2010	2009	2008
Shares issued	4	5	5
Total value granted	$287	$258	$264
Compensation expense	$303	$398	$524

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

Consolidated Statement of Comprehensive Income

The following table provides information related to the Company’s comprehensive income for the three years ended December 31, 2010:

	Twelve Months Ended December 31,
(In thousands)	2010	2009	2008
Net Income	$270,694	$243,521	$195,182
Other Comprehensive Income, Net of Tax:
Foreign Exchange Translation Adjustments	(2,469)	34,129	(47,518)
Derivative Agreements
Gains (Losses) from derivative agreements	753	1,138	(3,451)
Reclassification adjustments for interest rate collar net loss included in net income	2,616	0	0
Defined Benefit Plan Adjustments
Net periodic benefit cost	(3,195)	(4,726)	(8,623)
Reclassification adjustments for pension plan termination net loss included in net income	8,528	0	0

Comprehensive Income	276,927	274,062	135,590
Comprehensive Income attributable to the noncontrolling interest	19	3	2

Comprehensive Income attributable to Church & Dwight Co., Inc.	$276,946	$274,065	$135,592

Accumulated Other Comprehensive Income

The components of changes in accumulated other comprehensive income are as follows:

(In thousands)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)

Balance January 1, 2008	$40,335	$56	$(1,263)	$39,128
Comprehensive income changes during the year (net of taxes of $7,935)	(47,508)	(8,623)	(3,451)	(59,582)

Balance December 31, 2008	(7,173)	(8,567)	(4,714)	(20,454)
Comprehensive income changes during the year (net of taxes of $51)	34,120	(4,726)	1,138	30,532

Balance December 31, 2009	26,947	(13,293)	(3,576)	10,078
Comprehensive income changes during the year (net of taxes of $6,525)	(2,473)	5,333	3,369	6,229

Balance December 31, 2010	$24,474	$(7,960)	$(207)	$16,307

The 2010 change in comprehensive income related to derivatives reflects $4.3 million ($2.6 million after tax) reclassified to interest expense as a result of the termination of the Company’s interest rate collar and swap cash flow hedge agreements. The 2010 Defined Benefit Plan Adjustments includes $14 million ($8.5 million after tax) reclassified to earnings as a result of the termination of the U.S. Pension Plan.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Commitments, Contingencies and Guarantees

a. Rent expense amounted to $18.0 million in 2010, $20.5 million in 2009 and $22.2 million in 2008. The Company is obligated to pay minimum annual rentals under non-cancelable long-term operating leases as follows:

(In thousands)
2011	$17,227
2012	15,283
2013	11,324
2014	9,910
2015	8,214
2016 and thereafter	34,063

Total future minimum lease commitments	$96,021

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

c. Our distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (“FDA”). Certain of the Company’s condoms, and similar condoms sold by our competitors, contain the spermicide nonoxynol-9 (“N-9”). Some interested groups have issued reports that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse. In late 2008, the FDA issued final labeling guidance for latex condoms but excluded N-9 lubricated condoms from the guidance. While the Company awaits further FDA guidance on N-9 lubricated condoms, the Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s guidance, and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

d. As of December 31, 2010, the Company had commitments through 2014 to acquire approximately $118.8 million of raw materials, packaging supplies and services from its vendors at market prices. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

e. The Company has $3.7 million of outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency. In addition, the Company guarantees the payment of rent on a leased facility in Spain. The lease expires in November 2012, and the aggregate monthly lease payment obligations from December 31, 2010 through the remainder of the lease term are approximately $1.4 million. Approximately two thirds of the rental space is subleased to a third party.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

f. In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition. The Company made cash payments of $0.6 million, and accrued a payment of $0.1 million in 2010. The payment and accrual were accounted for as additional purchase price. The Company has paid approximately $10.3 million, exclusive of the $0.1 million accrual, in additional performance-based payments since the acquisition.

g. In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by environmental authorities in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills.

In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”). In addition, notwithstanding repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million reals (approximately $3 million) for the discharge of contaminants above allowable limits. QGN filed with IMA an administrative defense to the fine. IMA has not yet responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, IMA stayed the Remediation Notification pending its further review. QGN intends to continue discussions with IMA to seek agreement on a rational and appropriate remediation plan.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009 and an additional $4.8 million in 2010 for remediation, fines and related costs. However, the Company cannot assure that additional costs will not be incurred in connection with this matter.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

i. The Company, in the ordinary course of its business, is the subject of, or a party to, various other pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position, results of operations and cash flows.

17. Litigation Settlements

Abbott Laboratories

In April 2005, the Company filed suit against Abbott Laboratories, Inc. (“Abbott”) claiming infringement of certain patents resulting from Abbott’s manufacture and sale of its Fact Plus pregnancy diagnostic test kits. In a separate action commenced in July 2007, Abbott sued the Company in the United States District Court for the Northern District of Illinois for infringement of certain patents for which Abbott was an exclusive licensee. On September 17, 2009, the Company and Abbott agreed to settle the litigation and, as part of the settlement, Abbott paid $27 million to the Company on October 2, 2009, after which the New Jersey and Illinois actions were both dismissed with prejudice. The Company recognized a gain, net of legal expenses, of $20.0 million as of September 2009, which is reflected in the results of the Consumer Domestic segment.

18. Related Party Transactions

The following summarizes the balances and transactions between the Company and each of two 50% owned entities, Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”):

	Armand Year Ended December 31,			ArmaKleen Year Ended December 31,
(In thousands)	2010	2009	2008	2010	2009	2008
Purchases by Company	$13,820	$9,931	$14,968	$0	$0	$0
Sales by Company	$0	$0	$0	$5,500	$4,855	$5,178
Outstanding Accounts Receivable	$265	$0	$0	$471	$469	$698
Outstanding Accounts Payable	$900	$2,299	$136	$0	$0	$0
Administration & Management Oversight Services(1)	$1,691	$1,691	$1,635	$2,466	$2,685	$2,673

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

19. Segments

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

The Corporate segment income consists of equity in earnings of affiliates. The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of December 31, 2010. The Company’s 50% ownership interest in Esseco U.K. LLP (“Esseco”) was divested in the first quarter of 2008 as part of the sale of Brotherton. The Company’s equity in earnings of Armand and ArmaKleen for the years ended December 31, 2010, 2009 and 2008, and Esseco for the two months ended February 29, 2008 (prior to the sale of Brotherton) is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2010.

(In thousands)	Consumer Domestic	Consumer International	SPD	Corporate(1)	As Reported
Net sales
2010	$1,886,082	$444,033	$259,105	$0	$2,589,220
2009	1,881,748	393,696	245,478	0	2,520,922
2008	1,716,801	420,192	285,405	0	2,422,398

Gross profit
2010	913,160	211,930	59,294	(26,619)	1,157,765
2009	890,836	183,670	58,319	(31,835)	1,100,990
2008	740,489	193,971	62,589	(25,331)	971,718

Marketing Expenses
2010	265,563	69,799	2,616	0	337,978
2009	287,036	64,266	2,286	0	353,588
2008	229,358	62,191	2,581	0	294,130

Selling, General and Administrative Expenses
2010	279,485	85,517	36,451	(26,619)	374,834
2009	270,154	77,524	38,667	(31,835)	354,510
2008	239,535	92,082	30,970	(25,331)	337,256

Patent Litigation Settlement, net
2010	0	0	0	0	0
2009	(20,000)	0	0	0	(20,000)
2008	0	0	0	0	0

Income from Operations
2010	368,112	56,614	20,227	0	444,953
2009	353,646	41,880	17,366	0	412,892
2008	271,596	39,698	29,038	0	340,332

Equity in Earnings of Affiliates
2010	0	0	0	5,037	5,037
2009	0	0	0	12,050	12,050
2008	0	0	0	11,334	11,334

Interest Expense(2)
2010	22,980	3,534	1,263	0	27,777
2009	30,464	3,608	1,496	0	35,568
2008	37,464	5,476	4,005	0	46,945

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Consumer Domestic	Consumer International	SPD	Corporate(1)	As Reported
Investment Earnings(2)
2010	494	76	27	0	597
2009	1,135	134	56	0	1,325
2008	5,384	787	576	0	6,747

Other Income & Expense(2)
2010	(3,768)	(579)	(207)	0	(4,554)
2009	1,316	156	65	0	1,537
2008	(2,560)	(374)	(274)	0	(3,208)

Income Before Income Taxes
2010	341,858	52,577	18,784	5,037	418,256
2009	325,633	38,562	15,991	12,050	392,236
2008	236,956	34,635	25,335	11,334	308,260

Identifiable Assets
2010	2,386,203	330,564	147,783	80,644	2,945,194
2009	2,494,909	350,012	179,552	93,973	3,118,446
2008	2,257,100	292,130	160,435	91,773	2,801,438

Capital Expenditures
2010	54,731	6,083	3,019	0	63,833
2009	125,117	4,636	5,626	0	135,379
2008	90,283	4,081	3,955	0	98,319

Depreciation & Amortization
2010	53,304	8,481	6,204	3,583	71,572
2009	67,877	6,959	6,474	4,042	85,352
2008	57,186	6,262	4,733	3,223	71,404

(1)	The Corporate segment reflects the following:
(A)	The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of Cost of Sales in the Company’s Consolidated Statements of Income. Such amounts were $26.6 million, $31.8 million, and $25.3 million for 2010, 2009 and 2008, respectively.
(B)	Equity in earnings of affiliates from Armand and Armakleen.
(C)	Corporate assets include notes receivable, domestic deferred income taxes, deferred compensation investments and the Company’s investment in unconsolidated affiliates.
(2)	In determining Income before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit.

Other than the differences noted in footnotes (1) and (2) above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies set forth in Note 1.

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.6 million, $3.0 million and $5.2 million for the twelve months ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product line revenues from external customers for each of the three years were as follows:

(In thousands)	2010	2009	2008
Household Products	$1,207,390	$1,196,474	$1,081,440
Personal Care Products	678,692	685,274	635,361

Total Consumer Domestic	1,886,082	1,881,748	1,716,801
Total Consumer International	444,033	393,696	420,192
Total SPD	259,105	245,478	285,405

Total Consolidated Net Sales	$2,589,220	$2,520,922	$2,422,398

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products and skin care products.

Geographic Information

Approximately 79%, 81% and 78% of the net sales reported in the accompanying consolidated financial statements in 2010, 2009 and 2008, respectively were to customers in the United States. Approximately 96%, 95% and 94% of long-lived assets were located in the U.S. at December 31, 2010, 2009 and 2008, respectively. Other than the United States, no one country accounts for more than 7% of consolidated net sales and 3% of total assets.

Customers

A group of three customers accounted for approximately 33% of consolidated net sales in 2010, of which a single customer (Wal-Mart Stores, Inc and its affiliates) accounted for approximately 23%. A group of three customers accounted for approximately 32% of consolidated net sales in 2009, of which Wal-Mart and its affiliates accounted for approximately 22%. A group of three customers accounted for approximately 31% of consolidated net sales in 2008 of which Wal-Mart and its affiliates accounted for approximately 22%.

20. Subsequent Events

On February 7, 2011, the Board of Directors declared an increase in the regular quarterly dividend from $0.17 share to $0.34 per share, equivalent to an annual dividend rate of $1.36 per share. The higher dividend raises the Company’s annualized dividend payout from approximately $49 million to approximately $97 million. The Company last increased its dividend in August 2010.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Quarterly Financial Information

The unaudited quarterly results of operations are prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Adjustments are of a normal, recurring nature, except as discussed in the accompanying notes. Due to rounding differences, the sum of the quarterly amounts may not add precisely to the annual amounts.

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2010
Net Sales	$634,553	$640,887	$656,901	$656,879	$2,589,220
Gross Profit	285,495	290,885	288,939	292,446	1,157,765
Income from Operations	131,954	119,990	112,955	80,054	444,953
Equity in Earnings of Affiliates	1,262	1,585	799	1,391	5,037
Net Income attributable to Church & Dwight Co., Inc.	79,971	74,275	69,478	46,993	270,717
Net Income per Share-Basic	$1.13	$1.05	$0.98	$0.65	$3.81
Net Income per Share-Diluted	$1.11	$1.03	$0.96	$0.65	$3.75

2009
Net Sales	$580,867	$623,119	$646,157	$670,779	$2,520,922
Gross Profit	249,358	281,551	284,885	285,196	1,100,990
Income from Operations	104,660	99,002	117,901	91,329	412,892
Equity in Earnings of Affiliates	2,705	3,993	2,704	2,648	12,050
Net Income attributable to Church & Dwight Co., Inc.	62,569	58,156	70,028	52,780	243,533
Net Income per Share-Basic	$0.89	$0.83	$0.99	$1.11	$3.82
Net Income per Share-Diluted	$0.88	$0.81	$0.98	$0.74	$3.41

2008
Net Sales	$552,867	$593,959	$630,672	$644,900	$2,422,398
Gross Profit	224,106	242,480	251,094	254,038	971,718
Income from Operations	92,762	81,883	85,548	80,139	340,332
Equity in Earnings of Affiliates	2,380	2,152	2,443	4,359	11,334
Net Income attributable to Church & Dwight Co., Inc.	56,191	45,765	48,989	44,229	195,174
Net Income per Share-Basic	$0.85	$0.69	$0.72	$0.63	$2.88
Net Income per Share-Diluted	$0.81	$0.66	$0.69	$0.62	$2.78

The fourth quarter of 2010 includes a pension settlement charge of approximately $24 million pre-tax ($15.5 million after tax).

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

In the first quarter of 2008, the Company sold Brotherton, which resulted in a pre-tax gain of $3.0 million, and the Company recorded an asset impairment charge of $5.6 million due to its decision to exit a business.

In the fourth quarter of 2008, the Company recorded impairments of intangible assets of $2.2 million. These impairments were a result of lost distribution at key customer accounts and to a lesser extent lost profitability.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act:”)) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

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

Information required by this item is incorporated by reference to the information under the captions, “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Code of Conduct,” and “Corporate Governance—Board of Directors Meetings and Board Committees—Audit Committee,” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions, “Compensation Discussion and analysis,” “2010 Summary Compensation Table,” “2010 Grants of Plan Based Awards,” “2010 Outstanding Equity Awards at Year end,” “2010 Option Exercises and Stock Vested,” “2010 Nonqualified Deferred Compensation.” “Potential Payments Upon Termination or Change in Control” and “Compensation and Organization Committee Report” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions, “Equity Compensation Plan Information as of December 31, 2010” and “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Corporate Governance—Board Independence” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption, “Fees to Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements and Schedule

The following Consolidated Financial Statements included in Item 8 of this Form 10-K:

(a) 3. Exhibits

Unless otherwise noted, the file number for all Company filings with the Securities and Exchange Commission referenced below is 1-10585.

(3)	(a)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(b)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

(4)	(a)	Indenture, dated as of December 15, 2010, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 15, 2010.

	(b)	First Supplemental Indenture, dated as of December 15, 2010, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 3.35% senior notes due 2015 (including form of note), incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 15, 2010.

(10)	(a)	Purchase and Sale Agreement, dated January 16, 2003, by and between Church & Dwight Co., Inc. and Harrison Street Funding LLC., incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 30, 2003.

	(b)	Receivables Purchase Agreement, dated January 16, 2003, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 5.2 to the Company’s current report on Form 8-K filed on January 30, 2003.

	(c)	First Amendment to the Receivables Purchase Agreement, dated September 26, 2003, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(c) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

	(d)	Second Amendment to the Receivables Purchase Agreement, dated July 20, 2004, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(e) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	(e)	Third Amendment to the Receivables Purchase Agreement, dated April 12, 2006, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

	(f)	Fourth Amendment to the Receivables Purchase Agreement, dated March 15, 2007, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(g) to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

	(g)	Fifth Amendment to the Receivables Purchase Agreement, dated April 10, 2007, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(h) to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

	(h)	Sixth Amendment to the Receivables Purchase Agreement, dated February 17, 2009, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(i) to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

	(i)	Seventh Amendment to the Receivables Purchase Agreement, dated February 16, 2010, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2009.

•	(j)	Eighth Amendment to the Receivables Purchase Agreement, dated February 15, 2011, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank.

	(k)	Credit Agreement, dated November 18, 2010, among Church & Dwight Co., Inc., the lenders named therein, Bank of America, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Deutsche Bank AG New York Branch, HSBC Bank USA, National Association and Union Bank, N.A., as co-documentation agents, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 19, 2010.

	*(l)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, incorporated by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 1997.

	*(m)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, amended and restated as of January 1, 2009. Incorporated by reference to Exhibit 10(n) to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

	*(n)	Amended and Restated Deferred Compensation Plan for Directors effective as of May 1, 2008 incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2008.

	*(o)	The Stock Option Plan for Directors, effective as of January 1, 1991, incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

•	*(p)	Compensation Plan for Directors, effective as of January 1, 2011.

	*(q)	The Church & Dwight Co., Inc. Stock Award Plan as amended, incorporated by reference to Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2007.

	*(r)	Employment Agreement, dated June 11, 2004, by and between Church & Dwight Co., Inc. and James R. Craigie incorporated by reference to an Exhibit 10(s) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*(s)	Employment Agreement, dated June 1, 2002, by and between Armkel, LLC and Adrian Huns incorporated by reference to an Exhibit 10(u) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*(t)	Employment Agreement, dated January 3, 2002, by and between Church & Dwight Co., Inc. and Joseph A. Sipia, Jr., incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

	*(u)	Employment Agreement, dated July 16, 2004, by and between Church & Dwight Co., Inc. and Louis H. Tursi, incorporated by reference to an Exhibit 10(w) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*(v)	Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2006.

•	*(w)	Form of Amended and Restated Change in Control and Severance Agreement, dated March 12, 2010, by and between Church & Dwight Co., Inc. and each of the Company’s executive officers, with the exception of James R. Craigie.

•	*(x)	Amended and Restated Change in Control and Severance Agreement, dated March 12, 2010, by and between Church & Dwight Co., Inc. and James R. Craigie.

	*(y)	Church & Dwight Co., Inc., Omnibus Equity Compensation Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders, filed on March 28, 2008.

•(11)	Computation of earnings per share.

•(12)	Computation of ratios of earnings to fixed charges.

•(21)	List of the Company’s subsidiaries.

•(23.1)	Consent of Independent Registered Public Accounting Firm.

•(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(101)	The following materials from Church & Dwight Co., Inc.’s annual report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three years ended December 31, 2010, (ii) Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the three years ended December 31, 2010, (iv) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2010 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

•	Indicates documents filed herewith.
*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2011.

CHURCH & DWIGHT CO., INC.

By:	/S/ JAMES R. CRAIGIE
JAMES R. CRAIGIE
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. ROSIE ALBRIGHT T. Rosie Albright	Director	February 24, 2011

/s/ JAMES R. CRAIGIE James R. Craigie	Chairman and Chief Executive Officer	February 24, 2011

/s/ ROBERT A. DAVIES, III Robert A. Davies, III	Director	February 24, 2011

/s/ ROSINA B. DIXON Rosina B. Dixon	Director	February 24, 2011

/s/ BRADLEY C. IRWIN Bradley C. Irwin	Director	February 24, 2011

/s/ ROBERT D. LEBLANC Robert D. LeBlanc	Director	February 24, 2011

/s/ JEFFREY A. LEVICK Jeffrey A. Levick	Director	February 24, 2011

/s/ RAVI K. SALIGRAM Ravi K. Saligram	Director	February 24, 2011

/s/ ROBERT K. SHEARER Robert K. Shearer	Director	February 24, 2011

/s/ ART WINKLEBLACK Art Winkleblack	Director	February 24, 2011

/s/ MATTHEW T. FARRELL Matthew T. Farrell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/s/ STEVEN J. KATZ Steven J. Katz	Vice President and Controller (Principal Accounting Officer)	February 24, 2011

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

	Beginning Balance	Additions		Deductions	Foreign Exchange	Ending Balance
		Charged to Expenses	Acquired	Amounts Written Off
Allowance for Doubtful Accounts
2010	$5,782	$(206)	$0	$(100)	$20	$5,496
2009	5,427	549	0	(311)	117	5,782
2008	4,548	2,130	113	(1,230)	(134)	5,427
Allowance for Cash Discounts
2010	$4,136	$49,781	$0	$(49,627)	$(5)	$4,285
2009	4,277	48,589	0	(48,762)	32	4,136
2008	3,978	44,696	167	(44,525)	(39)	4,277
Sales Returns and Allowances
2010	$10,256	$39,031	$0	$(39,970)	$384	$9,701
2009	19,783	43,486	(3,069)	(50,032)	88	10,256
2008	11,588	51,645	6,870	(50,151)	(169)	19,783

II-1