Form 10-Q
period 2011-04-01
CHURCH & DWIGHT CO INC /DE/
filed 2011-05-06
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 1, 2011	Commission file number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 4, 2011, there were 71,478,539 shares of Common Stock outstanding.

PART I

PART II

1.	Legal Proceedings	25

1A.	Risk Factors	25

6.	Exhibits	25

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(In millions, except per share data)	April 1, 2011	April 2, 2010
Net Sales	$642.3	$634.6
Cost of sales	354.2	349.1

Gross Profit	288.1	285.5
Marketing expenses	69.2	68.9
Selling, general and administrative expenses	87.8	84.6

Income from Operations	131.1	132.0
Equity in earnings of affiliates	2.2	1.3
Investment earnings	0.5	0.1
Other income, net	0.5	0.2
Interest expense	(2.7)	(8.2)

Income before Income Taxes	131.6	125.4
Income taxes	48.0	45.4

Net Income	83.6	80.0
Noncontrolling interest	0	0

Net Income attributable to Church & Dwight Co., Inc.	$83.6	$80.0

Weighted average shares outstanding - Basic	71.4	70.8
Weighted average shares outstanding - Diluted	72.6	72.0
Net income per share - Basic	$1.17	$1.13
Net income per share - Diluted	$1.15	$1.11
Cash dividends per share	$0.34	$0.14

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share and per share data)	April 1, 2011	December 31, 2010
Assets

Current Assets
Cash and cash equivalents	$159.1	$189.2
Accounts receivable, less allowances of $5.4 and $5.5	248.5	231.1
Inventories	213.1	195.4
Deferred income taxes	16.1	16.3
Other current assets	26.4	17.5

Total Current Assets	663.2	649.5

Property, Plant and Equipment, Net	468.2	468.3
Equity Investment in Affiliates	9.7	9.2
Tradenames and Other Intangibles	868.7	872.5
Goodwill	857.3	857.4
Other Assets	85.4	88.3

Total Assets	$2,952.5	$2,945.2

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$0	$90.0
Accounts payable and accrued expenses	338.6	355.3
Income taxes payable	21.9	1.8

Total Current Liabilities	360.5	447.1

Long-term Debt	249.7	249.7
Deferred Income Taxes	267.7	254.3
Deferred and Other Long-term Liabilities	86.5	85.2
Pension, Postretirement and Postemployment Benefits	37.1	38.0

Total Liabilities	1,001.5	1,074.3

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0	0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 73,213,775 shares issued	73.2	73.2
Additional paid-in capital	312.0	304.0
Retained earnings	1,561.1	1,501.8
Accumulated other comprehensive income	26.0	16.3
Common stock in treasury, at cost:
1,780,586 shares in 2011 and 2,009,000 shares in 2010	(21.5)	(24.6)

Total Church & Dwight Co., Inc. Stockholders’ Equity	1,950.8	1,870.7
Noncontrolling interest	0.2	0.2

Total Stockholders’ Equity	1,951.0	1,870.9

Total Liabilities and Stockholders’ Equity	$2,952.5	$2,945.2

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended
(Dollars in millions)	April 1, 2011	April 2, 2010
Cash Flow From Operating Activities
Net Income	$83.6	$80.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12.6	11.3
Amortization expense	6.8	6.9
Deferred income taxes	13.3	4.0
Equity in earnings of affiliates	(2.2)	(1.3)
Distributions from unconsolidated affiliates	1.6	2.4
Non cash compensation expense	1.8	1.8
Gain on sale of assets	0	(1.0)
Unrealized foreign exchange (gain) loss and other	(0.5)	(1.4)
Change in assets and liabilities:
Accounts receivable	(15.0)	(24.2)
Inventories	(14.9)	(13.1)
Other current assets	(6.6)	(3.7)
Accounts payable and accrued expenses	(23.5)	(17.3)
Income taxes payable	25.2	25.6
Excess tax benefit on stock options exercised	(2.2)	(3.0)
Other liabilities	(0.5)	5.0

Net Cash Provided By Operating Activities	79.5	72.0

Cash Flow From Investing Activities
Proceeds from sale of assets	0	8.2
Additions to property, plant and equipment	(6.8)	(9.2)
Proceeds from note receivable	1.1	1.4
Contingent acquisition payments	(0.1)	(0.2)
Other	(0.3)	0.7

Net Cash (Used In) Provided by Investing Activities	(6.1)	0.9

Cash Flow From Financing Activities
Long-term debt repayment	0	(41.1)
Short-term debt repayments, net of borrowings	(90.0)	(30.1)
Proceeds from stock options exercised	5.8	5.4
Excess tax benefit on stock options exercised	2.2	3.0
Payment of cash dividends	(24.3)	(9.9)
Purchase of treasury stock	(0.1)	(0.1)

Net Cash Used In Financing Activities	(106.4)	(72.8)
Effect of exchange rate changes on cash and cash equivalents	2.9	(0.6)

Net Change In Cash and Cash Equivalents	(30.1)	(0.5)
Cash and Cash Equivalents at Beginning of Period	189.2	447.1

Cash and Cash Equivalents at End of Period	$159.1	$446.6

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

	Three Months Ended
(Dollars in millions)	April 1, 2011	April 2, 2010
Cash paid during the year for:
Interest (net of amounts capitalized)	$0.4	$1.0

Income taxes	$9.6	$15.8

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$4.4	$4.2

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended April 1, 2011 and April 2, 2010

(Unaudited)

	Number of Shares		Amounts
(In millions)	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
December 31, 2009	73.2	(2.7)	$73.2	$276.1	$1,275.1	$10.1	$(32.9)	$1,601.6	$0.2	$1,601.8
Net income	0	0	0	0	80.0	0	0	80.0	0	80.0
Translation adjustments	0	0	0	0	0	(6.1)	0	(6.1)	0	(6.1)
Derivative agreements, net of taxes of $0.3	0	0	0	0	0	(0.5)	0	(0.5)	0	(0.5)
Cash dividends	0	0	0	0	(9.9)	0	0	(9.9)	0	(9.9)
Stock purchases	0	0	0	0	0	0	(0.1)	(0.1)	0	(0.1)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $4.1	0	0.3	0	8.5	0	0	2.5	11.0	0	11.0
Other stock issuances	0	0	0	(0.1)	0	0	0.4	0.3	0	0.3

April 2, 2010	73.2	(2.4)	$73.2	$284.5	$1,345.2	$3.5	$(30.1)	$1,676.3	$0.2	$1,676.5

December 31, 2010	73.2	(2.0)	$73.2	$304.0	$1,501.8	$16.3	$(24.6)	$1,870.7	$0.2	$1,870.9
Net income	0	0	0	0	83.6	0	0	83.6	0	83.6
Translation adjustments	0	0	0	0	0	9.9	0	9.9	0	9.9
Derivative agreements, net of taxes of $0.1	0	0	0	0	0	(0.2)	0	(0.2)	0	(0.2)
Cash dividends	0	0	0	0	(24.3)	0	0	(24.3)	0	(24.3)
Stock purchases	0	0	0	0	0	0	(0.1)	(0.1)	0	(0.1)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $3.7	0	0.2	0	8.2	0	0	2.8	11.0	0	11.0
Other stock issuances	0	0	0	(0.2)	0	0	0.4	0.2	0	0.2

April 1, 2011	73.2	(1.8)	$73.2	$312.0	$1,561.1	$26.0	$(21.5)	$1,950.8	$0.2	$1,951.0

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated balance sheets as of April 1, 2011 and December 31, 2010, the condensed consolidated statements of income for the three months ended April 1, 2011 and April 2, 2010, and the condensed consolidated statements of cash flow and the condensed consolidated statements of stockholders’ equity for the three months ended April 1, 2011 and April 2, 2010 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at April 1, 2011 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended April 1, 2011 are not necessarily indicative of the operating results for the full year.

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

The Company incurred research and development expenses of $12.5 million in each of the first quarters of 2011 and 2010. These expenses are included in selling, general and administrative expenses.

2. New Accounting Pronouncements

There have been no accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the three months ended April 1, 2011 had no impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3. Inventories

Inventories consist of the following:

(In millions)	April 1, 2011	December 31, 2010
Raw materials and supplies	$58.1	$52.5
Work in process	13.7	12.1
Finished goods	141.3	130.8

Total	$213.1	$195.4

4. Property, Plant and Equipment

Property, Plant and Equipment (“PP&E”) consist of the following:

(In millions)	April 1, 2011	December 31, 2010
Land	$26.1	$26.0
Buildings and improvements	229.8	229.0
Machinery and equipment	485.6	481.9
Office equipment and other assets	31.4	31.0
Software	54.4	54.2
Mineral rights	1.6	1.6
Construction in progress	47.3	39.5

Gross Property, Plant and Equipment	876.2	863.2
Less accumulated depreciation and amortization	408.0	394.9

Net Property, Plant and Equipment	$468.2	$468.3

	Three Months Ended
	April 1,	April 2,
(In millions)	2011	2010
Depreciation and amortization on PP&E	$12.6	$11.3

Interest charges capitalized (in construction in progress)	$0.3	$0.2

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

	Three Months Ended
(In millions)	April 1, 2011	April 2, 2010
Weighted average common shares outstanding - basic	71.4	70.8
Dilutive effect of stock options	1.2	1.2

Weighted average common shares outstanding - diluted	72.6	72.0

Antidilutive stock options outstanding	0.3	0.0

6. Stock Based Compensation Plans

The following table provides a summary of option activity during the three months ended April 1, 2011:

	Options (In millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2010	4.4	$45.26	6.1	$104.0

Granted	0	69.02
Exercised	(0.2)	28.45
Cancelled	0	58.65

Outstanding at April 1, 2011	4.2	$46.09	6.0	$141.4

Exercisable at April 1, 2011	2.3	$35.79	4.3	$101.2

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards. The fair value of stock options issued was immaterial in the three months ended April 1, 2011 and April 2, 2010.

	Three Months Ended
	April 1, 2011	April 2, 2010
Intrinsic Value of Stock Options Exercised (in millions)	$9.2	$10.6
Stock Compensation Expense Related to Stock Option Awards (in millions)	$1.6	$1.5

The fair value of stock options is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

Stock compensation expense related to restricted stock awards was $0.2 million in the first quarter of both 2011 and 2010.

7. Fair Value Measurements

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

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels in the three months ended April 1, 2011. The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, all of which were measured based on Level 2 inputs:

	April 1, 2011	December 31, 2010
(In millions)	(Level 2)	(Level 2)
Assets
Foreign exchange contracts	$1.3	$0
Equity derivatives	1.7	0.4
Diesel fuel contracts	1.3	0.6

Total	$4.3	$1.0

Liabilities
Foreign exchange contracts	$1.9	$1.0

Total	$1.9	$1.0

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at April 1, 2011 and December 31, 2010.

	April 1, 2011		December 31, 2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$0.6	$0.7	$1.6	$1.6
Long-term note receivable	0.6	0.6	0.8	0.8
Financial Liabilities:
Short-term borrowings	0	0	90.0	90.0
3.35% Senior note	249.7	249.4	249.7	250.2

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the consolidated balance sheets:

Note Receivable: The fair value of the note receivable reflects what management believes is the appropriate interest factor at April 1, 2011 and December 31, 2010, respectively, based on similar risks in the market.

Short-term Borrowings: The carrying amounts of the Company’s unsecured lines of credit and accounts receivable securitization equal fair value because of short maturities and variable interest rates.

Senior Note Debt: The Company determines fair value of its senior note based upon its quoted market value.

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

The Company formally designates and documents qualifying instruments as hedges of underlying exposures when it enters into derivative arrangements. Changes in the fair value of derivatives designated as hedges and qualifying for hedge accounting are recorded in other comprehensive income and reclassified into earnings during the period in which the hedged exposure affects earnings. The Company reviews the effectiveness of its hedging instruments on a quarterly basis. If the Company determines that a derivative instrument is no longer highly effective in offsetting changes in fair values or cash flows, it recognizes in current period earnings the hedge ineffectiveness and discontinues hedge accounting with respect to the derivative instrument. Changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting are recognized in current period earnings. Upon termination of cash flow hedges, the Company reclassifies gains and losses from other comprehensive income based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require immediate recognition in earnings of gains and losses previously recorded in other comprehensive income.

For additional details on the Company’s risk management activities and accounting for the Company’s derivative instruments, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The following tables summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on our Consolidated Statements of Income and on other comprehensive income (“OCI”):

Fair Value of Derivative Instruments

		Notional Amount	Fair Value at
(In millions)	Balance Sheet Location	April 1, 2011	April 1, 2011	December 31, 2010
Derivatives designated as hedging instruments

Asset Derivatives
Diesel fuel contracts	Other current assets	$2.0	$1.3	$0.6

Total assets			$1.3	$0.6

Liability Derivatives
Foreign exchange contracts	Accounts payable and accrued expenses	$36.6	$1.8	$1.0

Total liabilities			$1.8	$1.0

Derivatives not designated as hedging instruments
Asset Derivatives
Foreign exchange contracts	Other current assets	$40.3	$1.3	$0
Equity derivatives	Other current assets	$14.7	1.7	0.3

Total assets			$3.0	$0.3

Liability Derivatives
Foreign exchange contracts	Accounts payable and accrued expenses	$3.7	$0.1	$0.1

Total liabilities			$0.1	$0.1

			Amount of Gain (Loss) Recognized in OCI from Derivatives for the Quarter ended
	Income Statement Location		April 1, 2011	April 2, 2010
Derivatives designated as hedging instruments
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)		$(0.6)	$(0.1)
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)		0.4	0
Interest rate collars and swaps (net of taxes)	Other comprehensive income (loss)		0	(0.4)

Total gain (loss) recognized in OCI			$(0.2)	$(0.5)

			Amount of Gain (Loss) Recognized in Income for the Quarter ended
			April 1, 2011	April 2, 2010
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses		$2.0	$1.3
Foreign exchange contracts	Selling, general and administrative expenses		1.1	0
Diesel fuel contracts	Cost of sales		0	(0.2)

Total gain (loss) recognized in income			$3.1	$1.1

The notional amount of a financial instrument is the nominal or face amount that is used to calculate payments made on that instrument. The amount of gain (loss) on derivative instruments reclassified from other comprehensive income to current period earnings was immaterial for the three months ended April 1, 2011 and April 2, 2010.

9. Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	April 1, 2011				December 31, 2010
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:

Tradenames	$118.0	$(55.9)	$62.1	3-20	$117.1	$(53.9)	$63.2
Customer Relationships	250.5	(53.9)	196.6	15-20	250.5	(50.5)	200.0
Patents/Formulas	38.5	(22.0)	16.5	4-20	38.5	(21.0)	17.5
Non Compete Agreement	1.4	(1.1)	0.3	5-10	1.4	(1.0)	0.4

Total	$408.4	$(132.9)	$275.5		$407.5	$(126.4)	$281.1

Indefinite lived intangible assets - Carrying value

Tradenames	$593.2				$591.4

Intangible amortization expense amounted to $6.3 million and $5.9 million for the first three months of 2011 and 2010, respectively. The Company estimates that intangible amortization expense will be approximately $24.9 million in 2011 and approximately $21.0 to $23.0 million in each of the next four years.

The changes in the carrying amount of goodwill for the three months ended April 1, 2011 are as follows:

(In millions)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2010	$800.7	$36.5	$20.2	$857.4
Additional contingent consideration	0.1	0	0	0.1
Feline Pine purchase accounting adjustment	(0.2)	0	0	(0.2)

Balance April 1, 2011	$800.6	$36.5	$20.2	$857.3

10. Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In millions)	April 1, 2011	December 31, 2010
Short-term borrowings
Securitization of accounts receivable	$0	$90.0

Total short-term borrowings	$0	$90.0

Long-term debt
3.35% Senior note due December 15, 2015	$250.0	$250.0
Less: Discount	(0.3)	(0.3)

Net long-term debt	$249.7	$249.7

Securitization

During the first three months of 2011, the Company repaid the entire $90.0 million outstanding under its accounts receivable securitization facility. In February 2011, the accounts receivable securitization facility was renewed with a new maturity date of February 2012 under similar terms and conditions to those previously in effect.

11. Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

Consolidated Statement of Comprehensive Income

The following table provides information related to the Company’s comprehensive income for the three months ended April 1, 2011 and April 2, 2010:

	Three Months Ended
(In millions)	April 1, 2011	April 2, 2010
Net Income	$83.6	$80.0
Other Comprehensive Income, Net of Tax:
Foreign exchange translation adjustments	9.9	(6.1)
Losses from derivative agreements	(0.2)	(0.5)

Comprehensive Income	93.3	73.4
Comprehensive Income attributable to the noncontrolling interest	0	0

Comprehensive Income attributable to Church & Dwight Co., Inc.	$93.3	$73.4

Accumulated Other Comprehensive Income

The components of changes in accumulated other comprehensive income are as follows:

(In millions)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2009	$27.0	$(13.3)	$(3.6)	$10.1
Comprehensive income changes during the year (net of taxes of $0.3)	(6.1)	0	(0.5)	(6.6)

Balance April 2, 2010	$20.9	$(13.3)	$(4.1)	$3.5

Balance December 31, 2010	$24.5	$(8.0)	$(0.2)	$16.3
Comprehensive income changes during the year (net of taxes of $0.1)	9.9	0	(0.2)	9.7

Balance April 1, 2011	$34.4	$(8.0)	$(0.4)	$26.0

12. Benefit Plans

The following table provides information regarding the net periodic benefit cost for the Company’s pension and postretirement plans for the three months ended April 1, 2011 and April 2, 2010:

	Pension Costs		Nonpension Postretirement Costs
	Three Months ended		Three Months ended
(In millions)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Components of Net Periodic Benefit Cost:
Service cost	$0.2	$0.5	$0.1	$0.1
Interest cost	1.1	1.8	0.3	0.3
Expected return on plan assets	(1.0)	(1.6)	0	0
Amortization of prior service cost	0.1	0.1	0	0
Recognized actuarial loss	0	0.3	0	0

Net periodic benefit cost	$0.4	$1.1	$0.4	$0.4

Pension costs are lower in 2011 as compared to 2010 due in part to the termination of the Church & Dwight Co., Inc. Retirement Plan for Hourly Employees (a U.S. pension plan) at the end of the fourth quarter of 2010. Additionally, effective in the first quarter of 2011, the Company reduced the future service benefits provided by its pension plans in the United Kingdom. A $0.7 million reduction to benefit obligations was recorded in the fourth quarter of 2010.

The Company made cash contributions of approximately $1.7 million to its pension plans during the first three months of 2011. The Company estimates it will be required to make additional cash contributions to its pension plans of approximately $1.3 million during the remainder of 2011 to offset 2011 benefit payments and administrative costs in excess of investment returns.

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

c. As of April 1, 2011, the Company had commitments through 2014 to acquire approximately $145.4 million of raw materials, packaging supplies and services from its vendors at market prices. Increase in commitments from $118.8 million at December 31, 2010 is principally the result of a new four-year information systems service agreement. The packaging supplies are in either a converted or non-converted status. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

d. As of April 1, 2011, the Company had the following guarantees; (i) $3.7 million in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency; (ii) insolvency protection guarantee of approximately $19.0 million to one of its United Kingdom pension plans effective January 1, 2011; (iii) $2.9 million worth of assets in guarantees for its Brazil operations for value added tax assessments currently under appeal; and (iv) guarantees of approximately $1.2 million for the payment of rent on a leased facility in Spain which expires in November 2012.

e. In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition. The Company made cash payments of $0.1 million, and accrued a payment of $0.1 million in the first three months of 2011. The payment and accrual were accounted for as additional purchase price. The Company has paid approximately $10.4 million, exclusive of the $0.1 million accrual, in additional performance-based payments since the acquisition.

f. In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by environmental authorities in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the pond and closed landfills.

In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”). In addition, notwithstanding repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million reals (approximately $3 million) for the discharge of contaminants above allowable limits. Also in December 2010, QGN filed with IMA an administrative defense to the fine. IMA has not yet responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, IMA issued a revised Remediation Notification providing for further site analysis by QGN. QGN intends to continue discussions with IMA to seek agreement on a rational and appropriate remediation plan.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009 and an additional $4.8 million in 2010 for remediation, fines and related costs. However, the Company cannot assure that additional costs will not be incurred in connection with this matter.

g. The Company received a subpoena and civil investigative demand from the Federal Trade Commission (“FTC”) in connection with a non-public investigation in which the FTC is seeking to determine if the Company has engaged or is engaging in any unfair methods of competition with respect to the distribution and sale of condoms in the United States through potentially exclusionary practices. The Company believes that its distribution and sales practices involving the sale of condoms in the United States are in full compliance with applicable law. The FTC notified the Company in March 2011 that it has not made a determination as to whether to take any further administrative or legal action.

h. The Company has recorded liabilities for uncertain income tax positions that, although supportable, may be challenged by the tax authorities. The years 2008 and 2009 are currently under audit by the U.S. Internal Revenue Service and several state taxing authorities. In addition, certain statutes of limitation are scheduled to expire in the near future. It is reasonably possible that within the next twelve months the liabilities for uncertain tax positions may decrease by approximately $17.1 million related to the settlement of these audits or the lapse of applicable statutes of limitations. Of this amount, $4.2 million would be offset by a corresponding reduction in the amount of deferred tax assets on the balance sheet. At this time, the Company is not able to make a reasonable estimate of the impact on the effective tax rate from the potential decrease in liabilities for uncertain tax positions.

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

14. Related Party Transactions

The following summarizes the balances and transactions between the Company and each of two 50% owned entities, Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”):

	Armand Three Months Ended		ArmaKleen Three Months Ended
(In millions)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Purchases by Company	$3.0	$2.6	$0.0	$0.0
Sales by Company	$0.0	$0.0	$1.4	$1.5
Outstanding Accounts Receivable	$0.3	$0.1	$0.8	$0.8
Outstanding Accounts Payable	$0.8	$0.6	$0.0	$0.0
Administration & Management Oversight Services(1)	$0.4	$0.4	$0.6	$0.6

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

15. Restructuring Activities

International Facility Closing Costs

During the third quarter of 2010, the Company decided to cease operations at two plants at one of its international subsidiaries. There were no charges incurred and recognized during the first quarter of 2011. As of April 1, 2011, the Company had incurred a cumulative total of $0.6 million and paid $0.5 million relating to severance costs. These charges were included in cost of sales in the Specialty Products segment. All other costs associated with the international plant shut down activity will be recorded in the period in which the liability is incurred (generally, when goods or services associated with the activity are received). The Company is currently assessing the ongoing costs associated with the shutdown of these plants.

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

The following table summarizes the liabilities and cash costs paid or settled in connection with the closing of the North Brunswick facility, for the period ended April 1, 2011, which have been included in the results of the Consumer Domestic segment:

(In millions)	Severance Liability	Contract Termination Costs	Other Exit and Disposal Costs	Total Costs
Liability Balance at December 31, 2010	$0	$4.7	$0.4	$5.2
Costs paid or settled	0	(0.5)	0	(0.5)

Liability Balance at April 1, 2011	$0	$4.2	$0.4	$4.7

Cumulative restructuring costs incurred to date	$3.0	$11.5	$2.5	$17.0

The Company does not anticipate any additional material expenditures in connection with the closing of the North Brunswick facility.

16. Segments

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

The Corporate segment income consists of equity in earnings of affiliates. The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of April 1, 2011 and April 2, 2010.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and Income before Income Taxes for the three months ended April 1, 2011 and April 2, 2010 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2011	$471.1	$109.6	$61.6	$0	$642.3
First Quarter 2010	466.7	102.7	65.2	0	634.6
Income before Income Taxes(2)
First Quarter 2011	$104.8	$19.0	$5.6	$2.2	$131.6
First Quarter 2010	99.1	15.6	9.4	1.3	125.4

(1)	Intersegment sales from Consumer International to Consumer Domestic were $1.3 million and $0.7 million for the quarter ended April 1, 2011 and April 2, 2010, respectively.

(2)	In determining Income before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line revenues from external customers for the first three months ended April 1, 2011 and April 2, 2010, respectively, were as follows:

	Three Months Ended
(In millions)	April 1, 2011	April 2, 2010
Household Products	$303.8	$303.2
Personal Care Products	167.3	163.5

Total Consumer Domestic	471.1	466.7
Total Consumer International	109.6	102.7
Total SPD	61.6	65.2

Total Consolidated Net Sales	$642.3	$634.6

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products and skin care products.

17. Subsequent Events

Two-for-One Stock Split

On May 5, 2011, the Company announced that its Board of Directors has approved a two-for-one stock split of the Company’s common stock in the form of a stock dividend, payable on June 1, 2011 to shareholders of record as of May 16, 2011. The split will increase the Company’s total shares outstanding from approximately 71.5 million shares to 143 million shares.

New Manufacturing Location

The Company has decided to relocate a portion of its Green River, Wyoming operations to Victorville, California in the first half of 2012 pending final local approval. Specifically, the Company will be relocating its cat litter manufacturing operations and distribution center to this southern California site to be closer to transportation hubs and its West Coast customers. The site will also produce liquid laundry detergent products. The new leased site is expandable to meet future business needs. The sodium bicarbonate operations and other consumer product manufacturing will remain at the Green River facility.

The Company expects to invest approximately $30 million in capital expenditures and $8 million in transition expenses in connection with the opening of the Victorville site and a reduction in work force at the Green River facility. Capital expenditures related to the new project in 2011 are expected to be $11 million. The transition charges relate primarily to accelerated depreciation of equipment at the Company’s Green River facility and one-time project expenses which are expected to be approximately $0.04 per share in 2011 and $0.03 per share in 2012.

State Income Tax Benefit

On April 28, 2011, the State of New Jersey enacted corporate income tax reform known as the “single sales factor” allocation system. The new law makes the New Jersey corporate income tax system consistent with the income tax system used in 28 of the 47 states with a corporate income tax and eliminates the tax penalty on New Jersey based corporations. As a result of the new law, the Company’s annual effective tax rate is projected to be approximately 35%, which includes a deferred income tax benefit of approximately $6 million that will be recognized in the second quarter of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated Results

Net Sales

Net sales for the quarter ended April 1, 2011 were $642.3 million, an increase of $7.7 million or 1.2% over the first quarter of 2010. The components of the net sales increase are the following:

Three Months Ended
Net Sales - Consolidated	April 1, 2011
Product volumes sold	3.2%
Pricing and sales mix	(2.0%)
Foreign exchange rate fluctuations	0.7%
Change in customer delivery arrangements and allowances	(0.8%)
Acquired product lines(1)	1.4%
Divested product lines(2)	(0.4%)
Discontinued product line	(0.9%)

Net Sales increase	1.2%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line, and in late December 2010, acquired the FELINE PINE product line. Net sales of the acquired product lines subsequent to the acquisition are included in the Company’s results.

(2)	Product lines divested include the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010.

The volume change reflects increases of consumer products sales in the United States and abroad, partially offset by lower volumes of specialty chemical product sales. The reductions resulting from pricing and sales mix primarily reflect higher trade promotion costs. At the beginning of the second quarter of 2010, the Company changed delivery arrangements with certain customers, which resulted in a reduction in net sales due to a transportation allowance for a customer pick-up program. Previously, the cost to ship product was included in cost of sales. The discontinued product line reflects the Company’s decision in late 2010 to cease a foreign subsidiary’s sale of a certain chemical product line. The impact of the discontinued product line on Income before Income Taxes was not material.

Operating Costs

The Company’s gross profit was $288.1 million for the quarter ended April 1, 2011, a $2.6 million increase as compared to the same period in 2010. The gross profit increase was attributable to higher sales volume, contributions from the acquired product lines, cost reduction programs and favorable foreign exchange rates. Partially offsetting the gross profit improvement was an unfavorable pricing and sales mix, in part due to higher trade promotion, the effect of the divested product lines, higher commodity costs and the change in customer delivery arrangements. Gross margin decreased 10 basis points to 44.9% in the first quarter as compared to 45.0% in the same quarter last year. This decrease is principally due to higher commodity costs and unfavorable price and sales mix, offset by manufacturing cost reduction projects.

Marketing expenses were $69.2 million in the first quarter of 2011, an increase of $0.3 million as compared to the same period in 2010. Marketing spending primarily was in support of the Company’s eight power brands and includes expenses related to the SIMPLY SALINE and FELINE PINE product lines acquired in 2010.

Selling, general and administrative expenses (“SG&A”) were $87.8 million in the first quarter of 2011, an increase of $3.2 million as compared to the same period in 2010. The increase is attributable to higher legal expenses, transition and amortization expense related to the product lines acquired last year and the effect of foreign exchange rates. Also, in the first quarter of 2010, the Company recorded a $1.0 million gain on the sale of certain LAMBERT KAY products.

Other Income and Expenses

Equity in earnings of affiliates in the three month period ended April 1, 2011 increased $0.9 million compared to the same period in 2010. The increase is due to higher equity income from the Company’s Armand Products Company joint venture due to lower costs of a key raw material.

Investment earnings of $0.5 million were higher due to higher investment returns compared to the same period last year and interest received on a Federal tax refund.

Interest expense in the three month period ended April 1, 2011 decreased $5.5 million compared to the same period in 2010. The decline was due to lower average debt outstanding as a result of the Company’s new debt structure put in place at the end of 2010. (See Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further information.)

Taxation

The effective tax rate in the first quarter of 2011 was 36.5% compared to 36.2% in the prior year’s first quarter. The increase in the effective tax rate resulted from a decrease in the U.S. manufacturing tax deduction. The 2011 annual effective tax rate is projected to be approximately 35%, which includes a benefit of approximately $6 million related to changes to New Jersey’s corporate income tax system enacted in April 2011. The benefit will be recognized in the second quarter of 2011.

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

The Corporate segment income consists of equity in earnings of affiliates. The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of April 1, 2011 and April 2, 2010.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and Income before Income Taxes and noncontrolling interest for the three month period ended April 1, 2011 and April 2, 2010 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2011	$471.1	$109.6	$61.6	$0	$642.3
First Quarter 2010	466.7	102.7	65.2	0	634.6
Income before Income Taxes(2)
First Quarter 2011	$104.8	$19.0	$5.6	$2.2	$131.6
First Quarter 2010	99.1	15.6	9.4	1.3	125.4

(1)	Intersegment sales from Consumer International to Consumer Domestic were $1.3 million and $0.7 million for the quarter ended April 1, 2011 and April 2, 2010, respectively.

(2)	In determining Income before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line revenues for external customers for the three months ended April 1, 2011 and April 2, 2010, were as follows:

	Three Months Ended
(In millions)	April 1, 2011	April 2, 2010
Household Products	$303.8	$303.2
Personal Care Products	167.3	163.5

Total Consumer Domestic	471.1	466.7
Total Consumer International	109.6	102.7
Total SPD	61.6	65.2

Total Consolidated Net Sales	$642.3	$634.6

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2011 were $471.1 million, an increase of $4.4 million or 0.9% as compared to the first quarter of 2010. The components of the net sales increase are the following:

Three Months Ended
Net Sales - Consumer Domestic	April 1, 2011
Product volumes sold	3.8%
Pricing and sales mix	(3.1%)
Change in customer delivery arrangements and allowances	(1.0%)
Acquired product lines(1)	1.8%
Divested product lines(2)	(0.6%)

Net Sales increase	0.9%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line, and in late December 2010, acquired the FELINE PINE product line. Net sales of acquired product lines subsequent to the acquisition are included in the Company’s segment results.

(2)	Product lines divested included the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010.

Higher sales of ARM & HAMMER SUPER SCOOP cat litter, TROJAN condoms, ARM & HAMMER liquid laundry detergent, SPINBRUSH battery operated toothbrushes and the acquired product lines were offset by lower sales of value toothpaste product lines due to less frequent discounting and lower sales of OXICLEAN laundry additive.

Consumer Domestic Income before Income Taxes for the first quarter of 2011 was $104.8 million, a $5.7 million increase as compared to the first quarter of 2010. The increase reflects higher product volumes sold, lower manufacturing costs due to cost improvement programs, the net effect of acquisitions and divestitures, and lower allocated interest expense, partially offset by higher commodity costs, higher trade promotion costs, unfavorable sales mix and higher SG&A costs.

Consumer International

Consumer International net sales were $109.6 million in the first quarter of 2011, an increase of $6.9 million or 6.8% as compared to the first quarter of 2010. The components of the net sales change are the following:

Three Months Ended
Net Sales - Consumer International	April 1, 2011
Product volumes sold	4.3%
Pricing and sales mix	(1.2%)
Foreign exchange rate fluctuations	3.8%
Acquired product lines(1)	0.2%
Divested products(2)	(0.3%)

Net Sales increase	6.8%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line. Net sales of this product line subsequent to the acquisition are included in the Company’s segment results.

(2)	Product lines divested included the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010.

Higher sales were recorded principally in France and Australia, and U.S. exports contributed to the increase.

Consumer International income before income taxes was $19.0 million in the first quarter of 2011, an increase of $3.4 million compared to 2010. Higher profits are attributable to the higher sales volume and favorable exchange rates on U.S. dollar purchases of inventory and the translation of foreign financial statements to U.S. dollars, partially offset by unfavorable pricing and sales mix.

Specialty Products

Specialty Products net sales were $61.6 million in the first quarter of 2011, a decrease of $3.6 million, or 5.5% as compared to 2010. The components of the net sales change are the following:

Three Months Ended
Net Sales - Specialty Products Division	April 1, 2011
Product volumes sold	(3.9%)
Pricing and sales mix	6.1%
Foreign exchange rate fluctuations	1.1%
Divested product lines(1)	(0.2%)
Discontinued product line	(8.6%)

Net Sales increase	(5.5%)

(1)	Product lines divested include the BRILLO product line, which was divested in the first quarter of 2010.

The pricing and sales mix increase in 2011 reflects higher sales prices in response to raw material increases primarily in the animal nutrition and performance products businesses. The sales volume decrease reflects lower U.S. exports. The discontinued product line reflects the Company’s decision in late 2010 to cease a foreign subsidiary’s sale of a certain chemical product line.

Specialty Products Income before Income Taxes was $5.6 million in the first quarter of 2011, a decrease of $3.8 million as compared to 2010. The decrease in income in 2011 reflects the reduction of sales volume, and higher manufacturing costs of certain animal nutrition products, partially offset by higher selling prices and favorable sales mix. The impact of the discontinued product on Income before Income Taxes was not material.

Liquidity and Capital Resources

As of April 1, 2011, the Company had $159.1 million in cash, $115.0 million available through its $115.0 million accounts receivable securitization facility, approximately $500 million available under its revolving credit facility and a commitment increase feature that enables the Company to borrow up to an additional $500.0 million, subject to agreement of lenders and satisfaction of certain conditions in the credit agreement. To enhance the safety of its cash resources, the Company invests its cash primarily in government agency money market funds.

The Company renewed its accounts receivable securitization facility in February 2011. This facility has been renewed annually in the past, and the Company anticipates that this facility will be renewed in February 2012. As of April 1, 2011, the Company had no borrowings under this facility.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity. (See “Economic conditions could adversely affect our business” under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.) The Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in its principal credit facilities because the Company currently is, and anticipates that it will continue to be, in compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under its credit facility. These financial ratios are discussed in more detail in this section under “Certain Financial Covenants.”

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be approximately $80 million in 2011, and to pay dividends at the latest approved rate. Included in the estimated capital expenditures for 2011 is the cost of building a West Coast manufacturing and distribution facility in Victorville, California. Specifically, the Company will be relocating its cat litter manufacturing operations and the distribution center from Green River, Wyoming. The site also will include a liquid laundry production line. The Company expects to invest approximately $30 million in capital expenditures and $5 million in cash transition expenses in connection with the opening of the Victorville site. Capital expenditures related to the project in 2011 are expected to be $11 million.

As a result of the 2010 refinancing activities, the Company does not have any mandatory debt payments in 2011. Cash also may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.

Net Debt

The Company had outstanding total debt of $249.7 million and cash of $159.1 million (of which approximately $67.2 million resides in foreign subsidiaries) at April 1, 2011. Total debt less cash (“net debt”) was $90.6 million at April 1, 2011. This compares to total debt of $339.7 million and cash of $189.2 million, resulting in net debt of $150.5 million at December 31, 2010.

Cash Flow Analysis

	Three Months Ended
(Dollars In millions)	April 1, 2011	April 2, 2010
Net cash provided by operating activities	$79.5	$72.0
Net cash (used in) provided by investing activities	$(6.1)	$0.9
Net cash (used in) financing activities	$(106.4)	$(72.8)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first three months of 2011 increased $7.5 million to $79.5 million as compared to the same period in 2010. The increase was primarily due to higher net income, higher deferred income tax liabilities reflecting a change in the tax law regarding the immediate deductibility of capital expenditures placed in service in 2011 and higher depreciation expense, partially offset by an increase in working capital (exclusive of cash).

For the three months ended April 1, 2011, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable increased $15.0 million due to the timing of increased net sales.

Inventories increased $14.9 million primarily due to increases in raw material costs and build-up of inventories in anticipation of higher sales.

Accounts payable and other accrued expenses decreased $23.5 million primarily because of timing of invoice payments and incentive and profit sharing compensation payments which were paid in the first quarter of 2011.

Income taxes payable increased $25.2 million due to the timing of tax payments.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2011 was $6.1 million, reflecting $6.8 million of property, plant and equipment expenditures, offset by $1.1 million in payments received from an outstanding note receivable.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2011 was $106.4 million, principally reflecting repayment of $90.0 million of the Company’s borrowings under its accounts receivable securitization facility. Other net cash used in financing activities included $24.3 million to pay cash dividends partly offset by proceeds of and tax benefits from stock option exercises, aggregating $8.0 million.

Certain Financial Covenants

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA”) is a component of the financial covenants contained in, and is defined in, the Company’s revolving credit facility (“Credit Agreement”). Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met, could result in an event of default and trigger the early termination of the Company’s Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. The leverage ratio during the three months ended April 1, 2011 was 0.51, which is below the maximum of 3.25 permitted under the Credit Agreement, and the interest coverage ratio for the three months ended April 1, 2011 was 19.24, which is above the minimum of 3.00 permitted under the Credit Agreement.

New Accounting Pronouncements

There have been no accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the three months ended April 1, 2011 had no impact on disclosures or on the Company’s financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

Interest Rate Risk

The Company has significantly reduced its interest rate risk as a result of its refinancing activities in 2010. The Company had outstanding total debt at April 1, 2011 of $249.7 million, all of which carries a fixed rate of interest at 3.35%. Should the Company need to use its revolving credit facility, it would consider entering into hedge agreements to mitigate the interest rate risk, if conditions warrant.

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

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany transactions denominated in the U.S. dollar, Canadian dollar, British pound and Euro. The Company enters into these contracts to reduce the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows.

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

b) Change in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note on Forward-Looking Statements

This Report contains forward-looking statements, including, among others, statements relating to sales and earnings growth, earnings per share, gross margin changes, trade and marketing spending, the Company’s hedge programs, the impact of foreign exchange and commodity fluctuations, the effective tax rate, the impact of tax audits, tax changes and the lapse of applicable statutes of limitations, facility restructuring charges, environmental matters, sufficiency of cash flows from operations and the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs and payment of dividends, the acquisition of the SIMPLY SALINE and FELINE PINE brands, divestitures, the effect of the credit environment on the Company’s liquidity and the Company’s ability to renew its accounts receivable securitization facility. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include a decline in market growth and consumer demand (including the effect of political, economic and marketplace conditions and events on consumer demand); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition; the impact of trade customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS

	(3.1)	Restated Certificate of Incorporation of the Corporation, as amended through June 4, 2008, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended April 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended April 1, 2011 and April 2, 2010, (ii) Condensed Consolidated Balance Sheets at April 1, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2011 and April 2, 2010, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended April 1, 2011 and April 2, 2010 and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

	•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 6, 2011	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE:	May 6, 2011	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

	(3.1)	Restated Certificate of Incorporation of the Corporation, as amended through June 4, 2008, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended April 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended April 1, 2011 and April 2, 2010, (ii) Condensed Consolidated Balance Sheets at April 1, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2011 and April 2, 2010, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended April 1, 2011 and April 2, 2010 and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

	•	Indicates documents filed herewith.