Form 10-Q
period 2011-07-01
CHURCH & DWIGHT CO INC /DE/
filed 2011-08-05
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 1, 2011

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

As of August 2, 2011, there were 143,566,481 shares of Common Stock outstanding.

PART I

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net Sales	$674.9	$640.9	$1,317.2	$1,275.4
Cost of sales	374.9	350.0	729.1	699.0

Gross Profit	300.0	290.9	588.1	576.4
Marketing expenses	87.5	82.8	156.7	151.7
Selling, general and administrative expenses	94.7	88.1	182.5	172.7

Income from Operations	117.8	120.0	248.9	252.0
Equity in earnings of affiliates	3.2	1.6	5.4	2.8
Investment earnings	0.3	0.1	0.8	0.2
Other income, net	0.3	0.0	0.8	0.3
Interest expense	(2.6)	(5.3)	(5.3)	(13.5)

Income before Income Taxes	119.0	116.4	250.6	241.8
Income taxes	36.4	42.1	84.4	87.5

Net Income	82.6	74.3	166.2	154.3
Noncontrolling interest	0.0	0.0	0.0	0.0

Net Income attributable to Church & Dwight Co., Inc.	$82.6	$74.3	$166.2	$154.3

Weighted average shares outstanding - Basic	143.3	142.0	143.0	141.8
Weighted average shares outstanding - Diluted	145.9	144.4	145.6	144.2
Net income per share - Basic	$0.58	$0.52	$1.16	$1.09
Net income per share - Diluted	$0.57	$0.51	$1.14	$1.07
Cash dividends per share	$0.17	$0.07	$0.34	$0.14

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share and per share data )	July 1, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$163.4	$189.2
Accounts receivable, less allowances of $2.2 and $5.5	272.8	231.1
Inventories	215.8	195.4
Deferred income taxes	15.7	16.3
Other current assets	34.9	17.5

Total Current Assets	702.6	649.5

Property, Plant and Equipment, Net	473.7	468.3
Equity Investment in Affiliates	9.8	9.2
Tradenames and Other Intangibles	917.1	872.5
Goodwill	868.3	857.4
Other Assets	83.9	88.3

Total Assets	$3,055.4	$2,945.2

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$0.0	$90.0
Accounts payable and accrued expenses	368.3	355.3
Income taxes payable	2.7	1.8

Total Current Liabilities	371.0	447.1

Long-term Debt	249.7	249.7
Deferred Income Taxes	274.2	254.3
Deferred and Other Long-term Liabilities	85.6	85.2
Pension, Postretirement and Postemployment Benefits	37.0	38.0

Total Liabilities	1,017.5	1,074.3

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1.00 par value,
Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value,
Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	258.5	230.8
Retained earnings	1,619.4	1,501.8
Accumulated other comprehensive income	31.2	16.3
Common stock in treasury, at cost:
2,916,764 shares in 2011 and 4,018,000 shares in 2010	(17.8)	(24.6)

Total Church & Dwight Co., Inc. Stockholders’ Equity	2,037.7	1,870.7
Noncontrolling interest	0.2	0.2

Total Stockholders’ Equity	2,037.9	1,870.9

Total Liabilities and Stockholders’ Equity	$3,055.4	$2,945.2

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended
(Dollars in millions)	July 1, 2011	July 2, 2010
Cash Flow From Operating Activities
Net Income	$166.2	$154.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	25.6	22.6
Amortization expense	13.6	13.8
Deferred income taxes	20.8	8.6
Equity in earnings of affiliates	(5.4)	(2.8)
Distributions from unconsolidated affiliates	4.8	3.0
Non cash compensation expense	8.4	8.1
Gain on sale of assets	0.0	(1.0)
Unrealized foreign exchange (gain) loss and other	(1.1)	(0.7)
Change in assets and liabilities:
Accounts receivable	(34.7)	(30.1)
Inventories	(15.5)	(16.5)
Other current assets	(4.2)	(2.4)
Accounts payable and accrued expenses	0.9	(24.5)
Income taxes payable	(1.4)	(8.1)
Excess tax benefit on stock options exercised	(5.3)	(4.5)
Other liabilities	(1.0)	4.0

Net Cash Provided By Operating Activities	171.7	123.8

Cash Flow From Investing Activities
Proceeds from sale of assets	0.0	8.2
Additions to property, plant and equipment	(23.6)	(20.5)
Acquisitions	(64.8)	(70.0)
Proceeds from note receivable	1.3	1.6
Contingent acquisition payments	(0.3)	(0.4)
Other	0.2	0.3

Net Cash Used In Investing Activities	(87.2)	(80.8)

Cash Flow From Financing Activities
Long-term debt repayment	0.0	(82.2)
Short-term debt repayments, net of borrowings	(90.0)	(33.1)
Proceeds from stock options exercised	16.7	9.8
Excess tax benefit on stock options exercised	5.3	4.5
Payment of cash dividends	(48.6)	(19.8)
Purchase of treasury stock	(0.1)	(0.1)

Net Cash Used In Financing Activities	(116.7)	(120.9)
Effect of exchange rate changes on cash and cash equivalents	6.4	(4.9)

Net Change In Cash and Cash Equivalents	(25.8)	(82.8)
Cash and Cash Equivalents at Beginning of Period	189.2	447.1

Cash and Cash Equivalents at End of Period	$163.4	$364.3

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

	Six Months Ended
	July 1, 2011	July 2, 2010
Cash paid during the year for:
Interest (net of amounts capitalized)	$4.8	$10.2

Income taxes	$64.9	$86.7

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$5.0	$4.6

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$64.8	$70.0
Purchase price	(64.8)	(70.0)

Liabilities assumed	$0.0	$0.0

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended July 1, 2011 and July 2, 2010

(Unaudited)

	Number of Shares		Amounts
(In millions)	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity

December 31, 2009	146.4	(5.3)	$146.4	$202.9	$1,275.1	$10.1	$(32.9)	$1,601.6	$0.2	$1,601.8
Net income	0.0	0.0	0.0	0.0	154.3	0.0	0.0	154.3	0.0	154.3
Translation adjustments	0.0	0.0	0.0	0.0	0.0	(17.4)	0.0	(17.4)	0.0	(17.4)
Derivative agreements, net of taxes of $0	0.0	0.0	0.0	0.0	0.0	0.2	0.0	0.2	0.0	0.2
Cash dividends	0.0	0.0	0.0	0.0	(19.8)	0.0	0.0	(19.8)	0.0	(19.8)
Stock purchases	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	(0.1)	0.0	(0.1)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $6.5	0.0	0.8	0.0	19.1	0.0	0.0	4.8	23.9	0.0	23.9
Other stock issuances	0.0	0.0	0.0	0.0	0.0	0.0	0.4	0.4	0.0	0.4

July 2, 2010	146.4	(4.5)	$146.4	$222.0	$1,409.6	$(7.1)	$(27.8)	$1,743.1	$0.2	$1,743.3

December 31, 2010	146.4	(4.0)	$146.4	$230.8	$1,501.8	$16.3	$(24.6)	$1,870.7	$0.2	$1,870.9
Net income	0.0	0.0	0.0	0.0	166.2	0.0	0.0	166.2	0.0	166.2
Translation adjustments	0.0	0.0	0.0	0.0	0.0	15.5	0.0	15.5	0.0	15.5
Derivative agreements, net of taxes of $0.3	0.0	0.0	0.0	0.0	0.0	(0.6)	0.0	(0.6)	0.0	(0.6)
Cash dividends	0.0	0.0	0.0	0.0	(48.6)	0.0	0.0	(48.6)	0.0	(48.6)
Stock purchases	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	(0.1)	0.0	(0.1)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $9.5	0.0	1.0	0.0	27.2	0.0	0.0	6.5	33.7	0.0	33.7
Other stock issuances	0.0	0.1	0.0	0.5	0.0	0.0	0.4	0.9	0.0	0.9

July 1, 2011	146.4	(2.9)	$146.4	$258.5	$1,619.4	$31.2	$(17.8)	$2,037.7	$0.2	$2,037.9

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated balance sheets as of July 1, 2011 and December 31, 2010, the condensed consolidated statements of income for the three and six months ended July 1, 2011 and July 2, 2010, and the condensed consolidated statements of cash flow and the condensed consolidated statements of stockholders’ equity for the six months ended July 1, 2011 and July 2, 2010 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 1, 2011 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended July 1, 2011 are not necessarily indicative of the operating results for the full year.

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

On May 5, 2011, the Company effected a two-for-one stock split of the Company’s common stock. The stock split was structured in the form of a 100% stock dividend, payable on June 1, 2011 to stockholders of record as of May 16, 2011. All applicable amounts in the condensed consolidated financial statements and related disclosures have been retroactively adjusted to reflect the stock split.

The Company incurred research and development expenses in the second quarter of 2011 and 2010 of $13.1 million and $13.0 million, respectively. The Company incurred research and development expenses in the first six months of 2011 and 2010 of $25.6 million and $25.5 million, respectively. These expenses are included in selling, general and administrative expenses.

2.	New Accounting Pronouncements

There have been no accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the six months ended July 1, 2011 had no impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

(In millions)	July 1, 2011	December 31, 2010
Raw materials and supplies	$55.5	$52.5
Work in process	14.7	12.1
Finished goods	145.6	130.8

Total	$215.8	$195.4

4.	Property, Plant and Equipment

Property, Plant and Equipment (“PP&E”) consist of the following:

(In millions)	July 1, 2011	December 31, 2010
Land	$26.0	$26.0
Buildings and improvements	230.6	229.0
Machinery and equipment	488.1	481.9
Office equipment and other assets	31.7	31.0
Software	54.8	54.2
Mineral rights	1.7	1.6
Construction in progress	63.3	39.5

Gross Property, Plant and Equipment	896.2	863.2
Less accumulated depreciation and amortization	422.5	394.9

Net Property, Plant and Equipment	$473.7	$468.3

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Depreciation and amortization on PP&E	$13.0	$11.3	$25.6	$22.6

Interest charges capitalized (in construction in progress)	$0.4	$0.2	$0.7	$0.4

5.	Earnings Per Share (“EPS”)

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

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Weighted average common shares outstanding - basic	143.3	142.0	143.0	141.8
Dilutive effect of stock options	2.6	2.4	2.6	2.4

Weighted average common shares outstanding - diluted	145.9	144.4	145.6	144.2

Antidilutive stock options outstanding	1.1	1.2	1.1	1.2

6.	Stock Based Compensation Plans

The following table provides a summary of option activity during the six months ended July 1, 2011.

	Options (In millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2010	8.8	$22.63	6.1	$104.0
Granted	1.1	40.46
Exercised	(1.0)	16.14
Cancelled	(0.1)	29.43

Outstanding at July 1, 2011	8.8	$25.66	6.5	$137.1

Exercisable at July 1, 2011	5.1	$20.26	4.8	$107.7

The following table provides information regarding the intrinsic value of stock options exercised, stock compensation expense related to stock option awards and the fair value of stock options issued:

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Intrinsic Value of Stock Options Exercised	$14.7	$6.6	$23.9	$17.2
Stock Compensation Expense Related to Stock Option Awards	$5.9	$6.1	$7.5	$7.7
Issued Stock Options	1.1	1.2	1.1	1.2
Weighted Average Fair Value of Stock Options issued (per share)	$7.86	$8.35	$7.86	$8.36
Fair Value of Stock Options Issued	$8.9	$10.0	$8.9	$10.1

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Risk-free interest rate	2.0%	2.7%	2.1%	2.7%
Expected life in Years	6.2	6.5	6.2	6.5
Expected volatility	21.0%	21.4%	21.0%	21.4%
Dividend Yield	1.7%	0.8%	1.7%	0.8%

The fair value of stock options is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

Stock compensation expense related to restricted stock awards was $0.0 million and $0.2 million for the three and six months ended July 1, 2011, respectively, and $0.1 million and $0.2 million, respectively, for the same periods of 2010.

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

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels in the six months ended July 1, 2011. The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, all of which were measured based on Level 2 inputs:

	July 1, 2011	December 31, 2010
(In millions)	(Level 2)	(Level 2)
Assets
Equity derivatives	$1.7	$0.4
Diesel fuel contracts	0.3	0.6

Total	$2.0	$1.0

Liabilities
Foreign exchange contracts	$1.8	$1.0

Total	$1.8	$1.0

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at July 1, 2011 and December 31, 2010.

	July 1, 2011		December 31, 2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$0.6	$0.6	$1.6	$1.6
Long-term note receivable	0.4	0.6	0.8	0.8
Financial Liabilities:
Short-term borrowings	0.0	0.0	90.0	90.0
3.35% Senior notes	249.7	257.0	249.7	250.2

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the consolidated balance sheets:

Note Receivable: The fair value of the note receivable reflects what management believes is the appropriate interest factor at July 1, 2011 and December 31, 2010, respectively, based on similar risks in the market.

Short-term Borrowings: The carrying amounts of the Company’s unsecured lines of credit and accounts receivable securitization equal fair value because of short maturities and variable interest rates.

Senior Notes: The Company determines fair value of its senior note based upon its quoted market value.

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

The following tables summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on our Consolidated Statements of Income and on other comprehensive income (“OCI”):

Fair Value of Derivative Instruments

(In millions)	Balance Sheet Location	Notional Amount	Fair Value at
		July 1, 2011	July 1, 2011	December 31, 2010
Derivatives designated as hedging instruments
Asset Derivatives
Diesel fuel contracts	Other current assets	$0.5	$0.3	$0.6

Total assets			$0.3	$0.6

Liability Derivatives
Foreign exchange contracts	Accounts payable and accrued expenses	$37.9	$1.7	$1.0

Total liabilities			$1.7	$1.0

Derivatives not designated as hedging instruments
Asset Derivatives
Equity derivatives	Other current assets	$15.8	1.7	0.3

Total assets			$1.7	$0.3

Liability Derivatives
Foreign exchange contracts	Accounts payable and accrued expenses	$1.6	$0.1	$0.1

Total liabilities			$0.1	$0.1

			Amount of Gain (Loss) Recognized in OCI from Derivatives for the Three Months Ended

	Income Statement Location		July 1, 2011	July 2, 2010
Derivatives designated as hedging instruments
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)		$0.2	$0.7
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)		(0.6)	(0.7)
Interest rate collars and swaps (net of taxes)	Other comprehensive income (loss)		0.0	0.7

Total gain (loss) recognized in OCI			$(0.4)	$0.7

			Amount of Gain (Loss) Recognized in Income for the Three Months Ended
			July 1, 2011	July 2, 2010
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses		$0.3	$(1.1)
Foreign exchange contracts	Selling, general and administrative expenses		(0.2)	0.0
Diesel fuel contracts	Cost of sales		0.0	(0.3)

Total gain (loss) recognized in income			$0.1	$(1.4)

	Income Statement Location	Amount of Gain (Loss) Recognized in OCI from Derivatives for the Six Months Ended
		July 1, 2011	July 2, 2010
Derivatives designated as hedging instruments
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	$(0.4)	$0.6
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	(0.2)	(0.7)
Interest rate collars and swaps (net of taxes)	Other comprehensive income (loss)	0.0	0.3

Total gain (loss) recognized in OCI		$(0.6)	$0.2

		Amount of Gain (Loss) Recognized in Income for the Six Months Ended

		July 1, 2011	July 2, 2010
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$2.3	$0.2
Foreign exchange contracts	Selling, general and administrative expenses	0.9	0.0
Diesel fuel contracts	Cost of sales	0.0	(0.5)

Total gain (loss) recognized in income		$3.2	$(0.3)

The notional amount of a financial instrument is the nominal or face amount that is used to calculate payments made on that instrument. The amount of gain (loss) on derivative instruments reclassified from other comprehensive income to current period earnings was immaterial for the six months ended July 1, 2011 and July 2, 2010.

9.	Acquisition of Assets

On June 28, 2011, the Company acquired the BATISTE dry shampoo brand from Vivalis, Limited (“Batiste Acquisition”) for cash consideration of $64.8 million. The Company paid for the acquisition from available cash. BATISTE annual sales are approximately $20.0 million. The BATISTE brand will be managed principally within the Consumer International segment. The preliminary fair values of the assets acquired are as follows:

(In millions)	Fair Value of Assets Acquired
Inventory	$1.0
Tradenames and other intangibles	53.1
Goodwill	10.7

Total Assets	64.8
Liabilities	0.0

Purchase Price	$64.8

Pro forma results reflecting the Batiste Acquisition are not presented because they would not have a material effect on the Company’s consolidated financial results.

10.	Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	July 1, 2011				December 31, 2010
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$118.5	$(57.9)	$60.6	3-20	$117.1	$(53.9)	$63.2
Customer Relationships	253.8	(57.3)	196.5	15-20	250.5	(50.5)	200.0
Patents/Formulas	38.5	(23.0)	15.5	4-20	38.5	(21.0)	17.5
Non Compete Agreement	1.4	(1.1)	0.3	5-10	1.4	(1.0)	0.4

Total	$412.2	$(139.3)	$272.9		$407.5	$(126.4)	$281.1

	July 1, 2011				December 31, 2010

Indefinite lived intangible assets - Carrying value
Tradenames	$644.2				$591.4

Intangible amortization expense amounted to $6.3 million and $5.9 million for the second quarter of 2011 and 2010, respectively. Intangible amortization expense amounted to $12.6 million for the first six months of 2011 and $11.8 million for the same period of 2010. The Company estimates that intangible amortization expense will be approximately $25.0 million in 2011 and approximately $21.0 to $23.0 million in each of the next four years.

Indefinite lived tradenames and customer relationships intangible assets increased in the quarter ended July 1, 2011 due to the Batiste Acquisition. The acquired intangible assets reflect their preliminary allocable purchase price as of June 28, 2011.

The changes in the carrying amount of goodwill for the six months ended July 1, 2011 are as follows:

(In millions)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2010	$800.7	$36.5	$20.2	$857.4
Additional contingent consideration	0.2	0.0	0.0	0.2
Preliminary Batiste acquired goodwill	0.0	10.7	0.0	10.7

Balance July 1, 2011	$800.9	$47.2	$20.2	$868.3

The Company performed its annual goodwill impairment test in the beginning of the second quarter of 2011, and no adjustments were required.

11.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In millions)	July 1, 2011	December 31, 2010
Short-term borrowings
Securitization of accounts receivable	$0.0	$90.0

Total short-term borrowings	$0.0	$90.0

Long-term debt
3.35% Senior notes due December 15, 2015	$250.0	$250.0
Less: Discount	(0.3)	(0.3)

Net long-term debt	$249.7	$249.7

Securitization

In the first quarter of 2011, the Company repaid the $90.0 million outstanding under its accounts receivable securitization facility. In February 2011, the accounts receivable securitization facility was renewed with a new maturity date of February 2012 under similar terms and conditions to those previously in effect.

12.	Comprehensive Income

Comprehensive income is defined as reported net income as well as gains and losses that under GAAP are included in comprehensive income but excluded from net income.

Consolidated Statement of Comprehensive Income

The following table provides information related to the Company’s comprehensive income for the three and six months ended July 1, 2011 and July 2, 2010:

	Three Months Ended		Six Months ended
(In millions)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net Income	$82.6	$74.3	$166.2	$154.3
Other Comprehensive Income, net of tax:
Foreign exchange translation adjustments	5.6	(11.3)	15.5	(17.4)
Losses from derivative agreements	(0.4)	0.6	(0.6)	0.2

Comprehensive Income	87.8	63.6	181.1	137.1
Comprehensive Income attributable to noncontrolling interest	0.0	0.0	0.0	0.0

Comprehensive Income attributable to Church & Dwight Co., Inc.	$87.8	$63.6	$181.1	$137.1

Accumulated Other Comprehensive Income

The components of changes in accumulated other comprehensive income are as follows:

(In millions)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2009	$27.0	$(13.3)	$(3.6)	$10.1
Comprehensive income changes during the year (net of taxes of $0.0)	(17.4)	0.0	0.2	(17.2)

Balance July 2, 2010	$9.6	$(13.3)	$(3.4)	$(7.1)

Balance December 31, 2010	$24.5	$(8.0)	$(0.2)	$16.3
Comprehensive income changes during the year (net of taxes of $0.3)	15.5	0.0	(0.6)	14.9

Balance July 1, 2011	$40.0	$(8.0)	$(0.8)	$31.2

13.	Benefit Plans

The following table provides information regarding the net periodic benefit cost for the Company’s pension and postretirement plans for the three and six months ended July 1, 2011 and July 2, 2010:

	Pension Costs		Pension Costs
	Three Months ended		Six Months ended
(In millions)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Components of Net Periodic Benefit Cost:
Service cost	$0.2	$0.4	$0.5	$0.9
Interest cost	1.1	1.6	2.2	3.3
Expected return on plan assets	(1.0)	(1.1)	(2.0)	(2.6)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Recognized actuarial loss	0.0	0.0	0.0	0.3

Net periodic benefit cost	$0.4	$1.0	$0.9	$2.1

	Nonpension Postretirement Costs		Nonpension Postretirement Costs
	Three Months ended		Six Months ended
(In millions)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Components of Net Periodic Benefit Cost:
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.3	0.3	0.6	0.6
Amortization of prior service cost	0.0	0.0	0.1	0.1

Net periodic benefit cost	$0.4	$0.4	$0.9	$0.9

Pension costs are lower in 2011 as compared to 2010 due in part to the termination of the Church & Dwight Co., Inc. Retirement Plan for Hourly Employees (a U.S. pension plan) at the end of the fourth quarter of 2010. Additionally, effective in the first quarter of 2011, the Company reduced the future service benefits provided by its pension plans in the United Kingdom. A $0.7 million reduction to the United Kingdom pension plan benefit obligations was recorded in the fourth quarter of 2010.

The Company made cash contributions of approximately $2.7 million to its pension plans during the first six months of 2011. The Company estimates it will be required to make additional cash contributions to its pension plans of approximately $0.3 million during the remainder of 2011 to offset 2011 benefit payments and administrative costs in excess of investment returns.

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

c. As of July 1, 2011, the Company had commitments through 2014 to acquire approximately $139.0 million of raw materials, packaging supplies and services from its vendors at market prices. Increase in commitments from $118.8 million at December 31, 2010 is principally the result of a new four-year information systems service agreement. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

d. As of July 1, 2011, the Company had the following guarantees; (i) $3.7 million in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency; (ii) insolvency protection guarantee of approximately $19.3 million to one of its United Kingdom pension plans effective January 1, 2011; (iii) $3.0 million worth of assets in guarantees for its Brazil operations for value added tax assessments currently under appeal; and (iv) guarantees of approximately $1.1 million for the payment of rent on a leased facility in Spain which expires in November 2012.

e. In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition. The Company made cash payments of $0.3 million, and accrued a payment of $0.1 million in the first six months of 2011. The payment and accrual were accounted for as additional purchase price. The Company has paid approximately $10.6 million, exclusive of the $0.1 million accrual, in additional performance-based payments since the acquisition.

f. In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by environmental authorities in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report was submitted by QGN to IMA in July 2010. The report concluded that the likely sources of the discharge were the pond and closed landfills.

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

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, IMA issued a revised Remediation Notification providing for further site analysis by QGN. QGN has responded to the revised Remediation Notification providing clarification to the remediation measures and intends to continue discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on a rational and appropriate remediation plan. QGN discontinued operations at the site in late 2010. QGN continues to conduct appropriate remedial activities, based upon the revised Remediation Notification, at the site during the discussions with INEMA.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009 and an additional $4.8 million in 2010 for remediation, fines and related costs. However, the Company cannot assure that additional costs will not be incurred in connection with this matter.

g. In June 2009, the Company received a subpoena and civil investigative demand from the Federal Trade Commission (“FTC”) in connection with a non-public investigation in which the FTC is seeking to determine if the Company has engaged or is engaging in any unfair methods of competition with respect to the distribution and sale of condoms in the United States through potentially exclusionary practices. The Company believes that its distribution and sales practices involving the sale of condoms in the United States are in full compliance with applicable law. The FTC notified the Company in March 2011 that it has not made a determination as to whether to take any further administrative or legal action. In the meantime, the Company continues to comply with the subpoena.

h. The Company has recorded liabilities for uncertain income tax positions that, although supportable, may be challenged by the tax authorities. The years 2008 and 2009 are currently under audit by the U.S. Internal Revenue Service and several state taxing authorities. In addition, certain statutes of limitation are scheduled to expire in the near future. It is reasonably possible that within the next twelve months the liabilities for uncertain tax positions may decrease by approximately $14.9 million related to the settlement of these audits or the lapse of applicable statutes of limitations. Of this amount, $2.0 million would be offset by a corresponding reduction in the amount of deferred tax assets on the balance sheet. At this time, the Company is not able to make a reasonable estimate of the impact on the effective tax rate from the potential decrease in liabilities for uncertain tax positions.

i. The Company, in the ordinary course of its business, is the subject of, or a party to, various other pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position, results of operations and cash flows.

15.	Related Party Transactions

The following table summarizes the balances and transactions between the Company and each of two 50% owned entities, Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”):

	Armand Six Months Ended		ArmaKleen Six Months Ended
(In millions)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Purchases by Company	$7.6	$6.7	$0.0	$0.0
Sales by Company	$0.0	$0.0	$2.8	$2.8
Outstanding Accounts Receivable	$0.3	$0.2	$0.9	$0.8
Outstanding Accounts Payable	$2.0	$1.1	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.8	$0.8	$1.3	$1.2

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

16.	Restructuring Activities

International Facility Closing Costs

During the third quarter of 2010, the Company decided to cease operations at two plants at one of its international subsidiaries. During the six months ended July 1, 2011, the Company incurred and recognized $0.8 million in exit and disposal costs. As of July 1, 2011, the Company had incurred a cumulative total of $1.4 million and paid $1.3 million relating to exit and disposal costs. These charges were included in cost of sales in the Specialty Products segment. All other costs associated with the international plant shut down activity will be recorded in the period in which the liability is incurred (generally, when goods or services associated with the activity are received).

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

The following table summarizes the liabilities and cash costs paid or settled in connection with the closing of the North Brunswick facility, for the period ended July 1, 2011, which have been included in the results of the Consumer Domestic segment:

(In millions)	Severance Liability	Contract Termination Costs	Other Exit and Disposal Costs	Total
Liability Balance at December 31, 2010	$0.0	$4.7	$0.4	$5.2
Costs paid or settled	0.0	(1.0)	0.0	(1.0)

Liability Balance at July 1, 2011	$0.0	$3.7	$0.4	$4.2

Cumulative restructuring costs incurred to date	$3.0	$11.5	$2.5	$17.0

The Company does not anticipate any additional material expenditures in connection with the closing of the North Brunswick facility.

Green River, Wyoming

During the first quarter of 2011, the Company announced its decision to relocate a portion of its Green River, Wyoming operations to a newly leased site in Victorville, California in the first half of 2012 pending final local approval. Specifically, the Company will be relocating its cat litter manufacturing operations and distribution center to this southern California site to be closer to transportation hubs and its West Coast customers. The site will also produce liquid laundry detergent products and is expandable to meet future business needs. The Company’s sodium bicarbonate operations and other consumer product manufacturing will remain at the Green River facility.

The Company expects to invest approximately $30 million in capital expenditures and incur approximately $8 million in transition expenses in connection with the opening of the Victorville site and costs associated with the changes anticipated at the Green River facility. These expenditures will be recorded in the Consumer Domestic segment. Capital expenditures related to the new project in 2011 are expected to be approximately $11 million. The transition expenses include anticipated severance costs and accelerated depreciation of equipment at the Company’s Green River facility and one-time project expenses. The transition expenses, net of taxes, are expected to be approximately $0.02 per share in 2011 and $0.02 per share in 2012.

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

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of July 1, 2011 and July 2, 2010. The Company’s equity in earnings of Armand and ArmaKleen is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment Net Sales and Income before Income Taxes for the three and six month periods ended July 1, 2011 and July 2, 2010 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
Second Quarter 2011	$482.3	$126.0	$66.6	$0.0	$674.9
Second Quarter 2010	465.5	112.1	63.3	0.0	640.9
First Six Months of 2011	$953.4	$235.6	$128.2	$0.0	$1,317.2
First Six Months of 2010	932.2	214.8	128.4	0.0	1,275.4

Income before Income Taxes(2)
Second Quarter 2011	$94.1	$13.5	$8.2	$3.2	$119.0
Second Quarter 2010	97.6	11.7	5.5	1.6	116.4
First Six Months of 2011	$198.9	$32.6	$13.8	$5.3	$250.6
First Six Months of 2010	196.8	27.3	14.9	2.8	241.8

(1)

Intersegment sales from Consumer International to Consumer Domestic were $1.2 million and $1.0 million for the quarter ended July 1, 2011 and July 2, 2010, respectively, and were $2.5 million and $1.7 million for the six months ended July 1, 2011 and July 2, 2010, respectively.

(2)	In determining Income before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line revenues from external customers for the three and six months ended July 1, 2011 and July 2, 2010, respectively, were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Household Products	$313.3	$296.6	$617.1	$599.8
Personal Care Products	169.0	168.9	336.3	332.4

Total Consumer Domestic	482.3	465.5	953.4	932.2
Total Consumer International	126.0	112.1	235.6	214.8
Total SPD	66.6	63.3	128.2	128.4

Total Consolidated Net Sales	$674.9	$640.9	$1,317.2	$1,275.4

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products and skin care products.

18.	Subsequent Events

New Corporate Office Building

On July 20, 2011, the Company entered into a 20 year lease for a new corporate headquarters building that will be constructed in Ewing, New Jersey (approximately 10 miles from the Company’s existing corporate headquarters in Princeton, New Jersey). Based on current expectations that the facility will be completed and occupied beginning in early 2013, the lease will expire in 2033. The Company’s lease commitment is approximately $116 million. In conjunction with its lease of the new headquarters building, the Company will be vacating three leased facilities adjacent to its current Princeton headquarters facility. The Company is currently assessing the future impact of the new lease agreement, and any changes to its current lease agreements, on its consolidated financial statements.

Share Repurchase Authorization

On August 3, 2011, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Any purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, corporate and legal requirements and other factors. The Company is not obligated to acquire any specific number of shares. As of August 2, 2011, approximately 144 million shares of the Company’s common stock were outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Two-for-one stock split

On May 5, 2011, the Company effected a two-for-one stock split of the Company’s common stock. The stock split was structured in the form of a 100% stock dividend, payable on June 1, 2011 to stockholders of record as of May 16, 2011. All applicable amounts in the condensed consolidated financial statements and related disclosures have been retroactively adjusted to reflect the stock split.

Acquisition

On June 28, 2011, the Company acquired the BATISTE dry shampoo brand from Vivalis, Limited (the “Batiste Acquisition”) for cash consideration of $64.8 million. The Company paid for the acquisition from available cash. BATISTE annual sales are approximately $20.0 million. The BATISTE brand will be managed principally within the Consumer International segment.

New Corporate Office Building

On July 20, 2011, the Company entered into a 20 year lease for a new corporate headquarters building that will be constructed in Ewing, New Jersey (approximately 10 miles from the Company’s existing corporate headquarters in Princeton, New Jersey). Based on current expectations that the facility will be completed and occupied beginning in early 2013, the lease will expire in 2033. The Company’s lease commitment is approximately $116 million. In conjunction with its lease of the new headquarters building, the Company will be vacating three leased facilities adjacent to its current Princeton headquarters facility. The Company is currently assessing the future impact of the new lease agreement, and any changes to its current lease agreements, on its consolidated financial statements.

Share Repurchase Authorization

On August 3, 2011, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Any purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, corporate and legal requirements and other factors. The Company is not obligated to acquire any specific number of shares. As of August 2, 2011, approximately 144 million shares of the Company’s common stock were outstanding.

Results of Operations

Consolidated Results

Net Sales

Net sales for the quarter ended July 1, 2011 were $674.9 million, an increase of $34.0 million or 5.3% over the second quarter of 2010. Net sales for the six months ended July 1, 2011 were $1,317.2 million, $41.8 million or 3.3% above the comparable six month period of 2010. The components of the net sales increase are the following:

	Three Months Ended	Six Months Ended
Net Sales - Consolidated	July 1, 2011	July 1, 2011
Product volumes sold	3.3%	3.3%
Pricing and sales mix	0.0%	(1.0%)
Foreign exchange rate fluctuations	1.8%	1.3%
Change in customer delivery arrangements	0.0%	(0.4%)
Acquired product lines(1)	1.1%	1.3%
Divested product lines(2)	0.0%	(0.3%)
Discontinued product line	(0.9%)	(0.9%)

Net Sales increase	5.3%	3.3%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line, and in late December 2010, acquired the FELINE PINE product line. Net sales of the acquired product lines subsequent to the acquisition are included in the Company’s results.
(2)	Product lines divested include the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010.

For the three months ended July 1, 2011, the volume change reflects increases of products sold across all three segments. Pricing and sales mix had no impact on total net sales, as the favorable price/mix for SPD was offset by the unfavorable price/mix for both Consumer Domestic and Consumer International. For the six months ended July 1, 2011, the volume change primarily reflects increased consumer products sales in the United States and abroad. The reduction in net sales for the first six months of 2011 resulting from pricing and sales mix primarily reflect higher trade promotion expenses. The components of the net sales increase for the six month period ended July 1, 2011 reflects the Company’s change in delivery arrangements with certain customers at the beginning of the second quarter of 2010, which resulted in a reduction in net sales due to a transportation allowance for a customer pick-up program. Previously, the cost to ship product was included in cost of sales. As the change in delivery arrangements was in effect during the second quarter of both 2011 and 2010, the change was not a component of the net sales increase for the second quarter of 2011. The discontinued product line reflects the Company’s decision in late 2010 to cease a foreign subsidiary’s sale of a certain chemical product line. The impact of the discontinued product line on Income before Income Taxes was not material.

Operating Costs

The Company’s gross profit was $300.0 million for the quarter ended July 1, 2011, a $9.1 million increase as compared to the same period in 2010. The gross profit increase was attributable to higher sales volume, contributions from the acquired product lines, the effect of cost reduction programs and favorable foreign exchange rates. Partially offsetting the gross profit improvement was an unfavorable pricing and sales mix, in part due to higher trade promotion and higher commodity costs. For the six month period ended July 1, 2011, gross profit increased $11.7 million to $588.1 million. The factors causing the increase in gross profit for the six months ended July 1, 2011 are primarily the same as those applicable to the second quarter 2011. Also, year to date gross profit was affected by the divested product lines. Gross margin decreased 90 basis points to 44.5% in the second quarter as compared to 45.4% in the same quarter last year. This decrease is principally due to higher commodity costs, higher trade promotion spending and unfavorable product mix, offset in part by manufacturing cost reduction projects. Gross margin decreased 60 basis points to 44.6% in the first six months of 2011 as compared to 45.2% in the same period of 2010. The factors causing the decrease in gross margin for the six months ended July 1, 2011 are primarily the same as those applicable to the second quarter 2011.

Marketing expenses were $87.5 million in the second quarter of 2011, an increase of $4.7 million or 5.7% as compared to the same period in 2010. Marketing expenses as a percentage of net sales was 13.0% and 12.9% in the three months ended 2011 and 2010, respectively. Marketing spending primarily was in support of the Company’s eight power brands, as well as expenses related to the SIMPLY SALINE and FELINE PINE product lines acquired in 2010. Marketing expenses for the first six months of 2011 was $156.7 million, an increase of $5.0 million as compared to the same period in 2010. Marketing expenses as a percentage of net sales remained constant at 11.9% in the first six months of 2011 as compared to the same period last year. The factors causing the increase in marketing expenses for the six months ended July 1, 2011 are the same as those applicable to second quarter 2011 marketing expenses.

Selling, general and administrative expenses (“SG&A”) were $94.7 million in the second quarter of 2011, an increase of $6.6 million as compared to the same period in 2010. The increase is attributable to higher legal expenses due in part from the Company’s defense of an FTC subpoena and legal expenses associated with the Batiste Acquisition, transition and amortization expense related to the product lines acquired last year and the effect of foreign exchange rates. SG&A expenses for the first half of 2011 were $182.5 million, an increase of $9.8 million over the same period in 2010. The factors causing the increase in SG&A expenses for the six months ended July 1, 2011 are the same as those applicable to second quarter of 2011. In addition, during the first quarter of 2010, the Company recorded a $1.0 million gain on the sale of certain LAMBERT KAY products, which reduced SG&A expenses in 2010.

Other Income and Expenses

Equity in earnings of affiliates increased by $1.6 million in the quarter and $2.6 million for the six month period as compared to the same periods of last year. The increase is due to higher equity income from the Company’s Armand Products Company joint venture primarily as a result of lower costs of a key raw material.

Investment income in the three and the six month periods ended July 1, 2011 increased $0.2 million and $0.6 million respectively, compared to the same periods in 2010, due to higher investment returns and interest received on a Federal tax refund.

Interest expense in the three and six month periods ended July 1, 2011 decreased $2.7 million and $8.2 million respectively, compared to the same periods in 2010. The decline was due to lower average debt outstanding as a result of the Company’s new debt structure put in place at the end of 2010. (See Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further information.)

Taxation

The effective tax rate in the three and six month periods ended July 1, 2011 was 30.6% and 33.7% respectively, compared to 36.2% in the same periods last year. The decrease in the second quarter effective tax rate resulted from a deferred income tax benefit of approximately $6 million related to New Jersey’s corporate income tax reform enacted in April 2011. The 2011 annual effective tax rate is projected to be approximately 35%.

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

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of July 1, 2011 and July 2, 2010. The Company’s equity in earnings of Armand and ArmaKleen is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment Net Sales and Income before Income Taxes for the three and six month periods ended July 1, 2011 and July 2, 2010 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
Second Quarter 2011	$482.3	$126.0	$66.6	$0.0	$674.9
Second Quarter 2010	465.5	112.1	63.3	0.0	640.9
First Six Months of 2011	$953.4	$235.6	$128.2	$0.0	$1,317.2
First Six Months of 2010	932.2	214.8	128.4	0.0	1,275.4

Income before Income Taxes(2)
Second Quarter 2011	$94.1	$13.5	$8.2	$3.2	$119.0
Second Quarter 2010	97.6	11.7	5.5	1.6	116.4
First Six Months of 2011	$198.9	$32.6	$13.8	$5.3	$250.6
First Six Months of 2010	196.8	27.3	14.9	2.8	241.8

(1)

Intersegment sales from Consumer International to Consumer Domestic were $1.2 million and $1.0 million for the quarter ended July 1, 2011 and July 2, 2010, respectively, and were $2.5 million and $1.7 million for the six months ended July 1, 2011 and July 2, 2010, respectively.

(2)	In determining Income before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line revenues for external customers for the three and six months ended July 1, 2011 and July 2, 2010, were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Household Products	$313.3	$296.6	$617.1	$599.8
Personal Care Products	169.0	168.9	336.3	332.4

Total Consumer Domestic	482.3	465.5	953.4	932.2
Total Consumer International	126.0	112.1	235.6	214.8
Total SPD	66.6	63.3	128.2	128.4

Total Consolidated Net Sales	$674.9	$640.9	$1,317.2	$1,275.4

Consumer Domestic

Consumer Domestic net sales in the second quarter of 2011 were $482.3 million, an increase of $16.8 million or 3.6% as compared to the second quarter of 2010. Consumer Domestic net sales for the six months ended July 1, 2011 were $953.4 million, an increase of $21.2 million or 2.3% as compared to the same period of 2010. The components of the net sales increase are the following:

	Three Months Ended	Six Months Ended
Net Sales - Consumer Domestic	July 1, 2011	July 1, 2011
Product volumes sold	2.4%	3.1%
Pricing and sales mix	(0.3%)	(1.7%)
Change in customer delivery arrangements	0.0%	(0.5%)
Acquired product lines(1)	1.5%	1.7%
Divested product lines(2)	0.0%	(0.3%)

Net Sales increase	3.6%	2.3%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line, and in late December 2010, acquired the FELINE PINE product line. Net sales of acquired product lines subsequent to the acquisition are included in the Company’s segment results.
(2)	Product lines divested included the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010.

In both the three and six month periods ended July 1, 2011, higher sales of ARM & HAMMER liquid and powder laundry detergent, XTRA liquid laundry detergent, ARM & HAMMER cat litter, NAIR depilatories, FIRST RESPONSE pregnancy kits and sales of the acquired product lines were offset by lower sales of TROJAN condoms, value toothpaste product lines due to less frequent discounting and lower sales of OXICLEAN laundry additive.

Consumer Domestic income before income taxes in the second quarter of 2011 was $94.1 million, a $3.5 million decrease as compared to the second quarter of 2010. For the six month period ended July 1, 2011, income before income taxes was $198.9 million, a $2.1 million increase as compared to the first six months of 2010. The second quarter decrease is due to higher legal expenses, higher marketing expenses and higher commodity costs, partially offset by higher sales volume, the effect of acquisitions, cost efficiency programs and lower interest expense. The six month increase reflects higher product volumes sold, the net effect of acquisitions and divestitures, and lower allocated interest expense, partially offset by higher commodity costs (reflecting significant increases in the cost of resin, surfactants and latex), higher trade promotion expenses, unfavorable sales mix and higher SG&A expenses. Mid-year price increases for detergent and condoms are expected to mitigate a portion of the increased commodity costs.

Consumer International

Consumer International net sales were $126.0 million in the second quarter of 2011, an increase of $13.9 million or 12.4% as compared to the second quarter of 2010. Consumer International net sales in the first six months of 2011 were $235.6 million, an increase of $20.8 million or approximately 9.7% as compared to the same period in 2010. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
Net Sales - Consumer International	July 1, 2011	July 1, 2011
Product volumes sold	5.9%	5.1%
Pricing and sales mix	(2.8%)	(2.1%)
Foreign exchange rate fluctuations	9.2%	6.6%
Acquired / divested product lines	0.1%	0.1%

Net Sales increase	12.4%	9.7%

Higher sales in the second quarter and first half of 2011 occurred principally in Australia and also reflected increased U.S. exports. Net sales in France were also higher in the first half of 2011 as compared to the prior year.

Consumer International income before income taxes was $13.5 million in the second quarter of 2011, an increase of $1.8 million compared to 2010. Higher profits are attributable to the higher sales volume, favorable exchange rates on U.S. dollar purchases of inventory and the translation of foreign financial statements to U.S. dollars, partially offset by unfavorable pricing and sales mix. For the first six months of 2011, income before income taxes was $32.6 million, a $5.3 million increase as compared to the first six months of 2010. The factors causing the increase in Consumer International income before income taxes for the six months ended July 1, 2011 are the same as those applicable to the second quarter of 2011.

Specialty Products

Specialty Products net sales were $66.6 million in the second quarter of 2011, an increase of $3.3 million, or 5.3% as compared to 2010. Specialty Products net sales were $128.2 million for the first six months of 2011, a decrease of $0.2 million, or 0.2% as compared to the same period of 2010. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
Net Sales - Specialty Products Division	July 1, 2011	July 1, 2011
Product volumes sold	5.7%	0.9%
Pricing and sales mix	7.6%	6.8%
Foreign exchange rate fluctuations	2.0%	1.5%
Discontinued product line	(10.0%)	(9.4%)

Net Sales increase	5.3%	(0.2%)

The pricing and sales mix increase in 2011 reflects higher sales prices in response to raw material increases primarily in the animal nutrition and performance products businesses. The sales volume decrease reflects lower U.S. exports. The discontinued product line reflects the Company’s decision in late 2010 to cease a foreign subsidiary’s sale of a certain chemical product line. Net sales for the six months ended July 1, 2011 were impacted by modest sales volume growth offset by the discontinued product line.

Specialty Products income before income taxes was $8.2 million in the second quarter of 2011, an increase of $2.7 million as compared to 2010, and was $13.8 million for the first six months of 2011, a decrease of $1.1 million as compared to the same six month period of 2010. The increase in the second quarter income is primarily a result of higher sales prices, partially offset by higher raw material costs. The decrease in income for the first six months of 2011 primarily reflects higher manufacturing costs of certain animal nutrition products, partially offset by higher selling prices and favorable sales mix. The impact of the discontinued product on income before income taxes was not material.

Liquidity and Capital Resources

As of July 1, 2011, the Company had $163.4 million in cash, $115 million available under the Company’s accounts receivable securitization facility, approximately $500 million available under its revolving credit facility and a commitment increase feature under the revolving credit facility that enables the Company to borrow up to an additional $500 million, subject to agreement of lenders and satisfaction of certain conditions in the credit agreement. To enhance the safety of its cash resources, the Company invests its cash primarily in prime money market funds.

In the first quarter of 2011, the Company repaid the $90.0 million outstanding under its accounts receivable securitization facility. In February 2011, the accounts receivable securitization facility was renewed with a new maturity date of February 2012 under similar terms and conditions to those previously in effect.

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

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to fund its estimated capital expenditures, which are expected to be approximately $80.0 million in 2011, and to pay dividends at the current rate. Included in the estimated capital expenditures for 2011 is $17 million for the Company’s global information systems upgrade project and the initial costs for building a West Coast manufacturing and distribution facility in Victorville, California. Specifically, the Company will be relocating its cat litter manufacturing operations and a distribution center from its Green River, Wyoming facility. The new site also will include a liquid laundry production line. The Company expects to invest approximately $30 million in capital expenditures and incur approximately $8 million in transition expenses in connection with the opening of the Victorville site and costs associated with anticipated changes at the Green River facility. Capital expenditures related to the new project in 2011 are expected to be $11 million. The transition expenses include anticipated severance costs and accelerated depreciation of equipment at the Company’s Green River facility and one-time project expenses. The transition expenses, net of taxes, are expected to be approximately $0.02 per share in 2011 and $0.02 per share in 2012.

As a result of the 2010 refinancing activities, the Company does not have any mandatory debt repayments in 2011. Available cash resources may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.

Net Debt

The Company had outstanding total debt of $249.7 million and cash of $163.4 million (of which approximately $107.5 million resides in foreign subsidiaries) at July 1, 2011. Total debt less cash (“net debt”) was $86.3 million at July 1, 2011. This compares to total debt of $339.7 million and cash of $189.2 million, resulting in net debt of $150.5 million at December 31, 2010.

Cash Flow Analysis

	Six Months Ended
(In millions)	July 1, 2011	July 2, 2010
Net cash provided by operating activities	$171.7	$123.8
Net cash used in investing activities	$(87.2)	$(80.8)
Net cash used in financing activities	$(116.7)	$(120.9)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first six months of 2011 was $171.7 million, a $47.9 million greater increase than occurred during the same period in 2010. The comparatively greater increase was primarily due to higher net income, higher deferred income tax liabilities reflecting a change in the tax law regarding the immediate deductibility of capital expenditures placed in service in 2011, and a smaller increase in working capital (exclusive of cash), mainly due to an increase in accounts payable and accrued expenses.

For the six months ended July 1, 2011, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable increased $34.7 million due to the timing of increased net sales.

Inventories increased $15.5 million primarily due to increases in raw material costs and build-up of inventories in anticipation of higher sales.

Accounts payable and other accrued expenses were slightly higher due to the timing of payments.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2011 was $87.2 million, reflecting the $64.8 million cash consideration for the BATISTE Acquisition brand and $23.6 million of property, plant and equipment expenditures, partially offset by $1.3 million in payments received from outstanding notes receivable.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first six months of 2011 was $116.7 million, principally reflecting repayment of the outstanding $90.0 million in borrowings under the Company’s accounts receivable securitization facility. Other net cash used in financing activities included $48.6 million to pay cash dividends partly offset by proceeds of and tax benefits from stock option exercises, aggregating $22.0 million.

Certain Financial Covenants

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA”) is a component of the financial covenants contained in, and is defined in, the Company’s revolving credit facility (“Credit Agreement”). Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. The Company’s leverage ratio for the twelve months ended July 1, 2011 was 0.5, which is below the maximum of 3.25 permitted under the Credit Agreement, and the interest coverage ratio for the twelve months ended July 1, 2011 was 23.3, which is above the minimum of 3.00 permitted under the Credit Agreement.

New Accounting Pronouncements

There have been no accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the six months ended July 1, 2011 had no impact on disclosures or on the Company’s financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

Interest Rate Risk

The Company has significantly reduced its interest rate risk as a result of its refinancing activities in 2010. The Company had outstanding total debt at July 1, 2011 of $249.7 million, all of which carries a fixed rate of interest at 3.35%. Should the Company need to use its revolving credit facility, it would consider entering into hedge agreements to mitigate the interest rate risk if conditions warrant.

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

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed transactions denominated in the U.S. dollar, Canadian dollar, Brazilian Real, British pound and Euro. The Company enters into these contracts to reduce the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows. The face value of unexpired contracts as of July 1, 2011 totaled U.S. $39.5 million. Approximately U.S. $37.9 million of these contracts were designated as hedges and qualified for hedge accounting and as a result changes in fair values from these contracts were recorded in Other Comprehensive Income during the six months ended July 1, 2011.

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

See Note 8 to the condensed consolidated financial statements included in this report for additional information regarding the reported changes in fair values of the Company’s diesel fuel, foreign currency and equity derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

b)	Change in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note on Forward-Looking Statements

This Report contains forward-looking statements, including, among others, statements relating to sales and earnings growth, earnings per share, gross margin changes, trade and marketing spending, capital expenditures, the Company’s hedge programs, the impact of foreign exchange and commodity fluctuations, the effective tax rate, the impact of tax audits, tax changes and the lapse of applicable statutes of limitations, facility restructuring charges, environmental matters, sufficiency of cash flows from operations and the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs, common stock repurchases and payment of dividends, the acquisition of the SIMPLY SALINE, FELINE PINE and BATISTE brands, divestitures, the new corporate office building and the three leased facilities adjacent to the Princeton headquarters, the effect of the credit environment on the Company’s liquidity, and capital expenditures and transition costs relating to the construction of a West Coast manufacturing and distribution facility. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include a decline in market growth and consumer demand (including the effect of political, economic and marketplace conditions and events on consumer demand); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition; the impact of trade customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions, including the Company’s defense of the FTC subpoena and the contaminant discharge at the Company’s Brazilian subsidiary, both described in more detail in Note 14 to the condensed consolidated financial statements included in this report. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial condition, results of operation or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS

	(3.1)	Restated Certificate of Incorporation of the Corporation, as amended through June 4, 2008, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended July 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 1, 2011 and July 2, 2010, (ii) Condensed Consolidated Balance Sheets at July 1, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2011 and July 2, 2010, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended July 1, 2011 and July 2, 2010 and (v) Notes to Condensed Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	August 5, 2011	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE:	August 5, 2011	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

	(3.1)	Restated Certificate of Incorporation of the Corporation, as amended through June 4, 2008, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended July 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 1, 2011 and July 2, 2010, (ii) Condensed Consolidated Balance Sheets at July 1, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2011 and July 2, 2010, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended July 1, 2011 and July 2, 2010 and (v) Notes to Condensed Consolidated Financial Statements.

•	Indicates documents filed herewith.