Form 10-Q
period 2011-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2011-11-04
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

As of November 1, 2011, there were 143,049,833 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net Sales	$701.0	$656.9	$2,018.2	$1,932.3
Cost of sales	391.1	367.9	1,120.2	1,067.0

Gross Profit	309.9	289.0	898.0	865.3
Marketing expenses	91.8	90.2	248.5	241.9
Selling, general and administrative expenses	91.8	85.8	274.3	258.5

Income from Operations	126.3	113.0	375.2	364.9
Equity in earnings of affiliates	2.9	0.8	8.3	3.6
Investment earnings	0.6	0.2	1.4	0.4
Other income (expense), net	(1.6)	(0.1)	(0.8)	0.2
Interest expense	(2.2)	(8.0)	(7.5)	(21.5)

Income before Income Taxes	126.0	105.9	376.6	347.6
Income taxes	46.4	36.4	130.8	123.9

Net Income	79.6	69.5	245.8	223.7
Noncontrolling interest	0.0	0.0	0.0	0.0

Net Income attributable to Church & Dwight Co., Inc.	$79.6	$69.5	$245.8	$223.7

Weighted average shares outstanding - Basic	143.7	142.2	143.3	141.9
Weighted average shares outstanding - Diluted	146.3	144.4	145.9	144.3
Net income per share - Basic	$0.55	$0.49	$1.72	$1.58
Net income per share - Diluted	$0.54	$0.48	$1.68	$1.55
Cash dividends per share	$0.17	$0.09	$0.51	$0.22

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share and per share data)	September 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$275.0	$189.2
Accounts receivable, less allowances of $2.0 and $5.5	262.0	231.1
Inventories	225.4	195.4
Deferred income taxes	15.0	16.3
Other current assets	21.4	17.5

Total Current Assets	798.8	649.5

Property, Plant and Equipment, Net	476.8	468.3
Equity Investment in Affiliates	9.7	9.2
Tradenames and Other Intangibles	908.6	872.5
Goodwill	868.4	857.4
Other Assets	81.4	88.3

Total Assets	$3,143.7	$2,945.2

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$3.9	$90.0
Accounts payable and accrued expenses	376.7	355.3
Income taxes payable	13.0	1.8

Total Current Liabilities	393.6	447.1

Long-term Debt	249.7	249.7
Deferred Income Taxes	291.0	254.3
Deferred and Other Long-term Liabilities	88.8	85.2
Pension, Postretirement and Postemployment Benefits	35.1	38.0

Total Liabilities	1,058.2	1,074.3

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	264.2	230.8
Retained earnings	1,674.5	1,501.8
Accumulated other comprehensive income	16.9	16.3
Common stock in treasury, at cost: 2,718,804 shares in 2011 and 4,018,000 shares in 2010	(16.7)	(24.6)

Total Church & Dwight Co., Inc. Stockholders’ Equity	2,085.3	1,870.7
Noncontrolling interest	0.2	0.2

Total Stockholders’ Equity	2,085.5	1,870.9

Total Liabilities and Stockholders’ Equity	$3,143.7	$2,945.2

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
(Dollars in millions)	September 30, 2011	October 1, 2010
Cash Flow From Operating Activities
Net Income	$245.8	$223.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	38.3	33.9
Amortization expense	20.4	20.5
Deferred income taxes	37.6	27.8
Equity in earnings of affiliates	(8.3)	(3.6)
Distributions from unconsolidated affiliates	7.8	6.3
Non cash compensation expense	9.7	10.1
Gain on sale of assets	0.0	(1.0)
Unrealized foreign exchange (gain) loss and other	(0.6)	3.3
Change in assets and liabilities:
Accounts receivable	(29.0)	(33.3)
Inventories	(29.3)	1.6
Other current assets	(1.8)	1.7
Accounts payable and accrued expenses	20.6	24.8
Income taxes payable	20.9	(21.7)
Excess tax benefit on stock options exercised	(10.7)	(6.5)
Other liabilities	(2.2)	1.1

Net Cash Provided By Operating Activities	319.2	288.7

Cash Flow From Investing Activities
Proceeds from sale of assets	0.0	8.2
Additions to property, plant and equipment	(40.8)	(37.4)
Acquisitions	(64.8)	(80.0)
Proceeds from note receivable	1.5	1.7
Contingent acquisition payments	(0.4)	(0.5)
Other	(0.4)	(0.2)

Net Cash Used In Investing Activities	(104.9)	(108.2)

Cash Flow From Financing Activities
Long-term debt repayment	0.0	(123.4)
Short-term debt repayments, net of borrowings	(86.1)	(34.9)
Proceeds from stock options exercised	20.2	11.5
Excess tax benefit on stock options exercised	10.7	6.5
Payment of cash dividends	(73.1)	(31.9)
Purchase of treasury stock	(0.1)	(0.1)
Deferred financing costs	(0.7)	0.0

Net Cash Used In Financing Activities	(129.1)	(172.3)

Effect of exchange rate changes on cash and cash equivalents	0.6	(1.8)

Net Change In Cash and Cash Equivalents	85.8	6.4
Cash and Cash Equivalents at Beginning of Period	189.2	447.1

Cash and Cash Equivalents at End of Period	$275.0	$453.5

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2011	2010
Cash paid during the year for:
Interest (net of amounts capitalized)	$4.8	$15.7

Income taxes	$71.6	$117.7

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$6.6	$1.5

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$64.8	$80.0
Purchase price	(64.8)	(80.0)

Liabilities assumed	$0.0	$0.0

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011 and October 1, 2010

(Unaudited)

	Number of Shares		Amounts
(In millions)	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity

December 31, 2009	146.4	(5.3)	$146.4	$202.9	$1,275.1	$10.1	$(32.9)	$1,601.6	$0.2	$1,601.8
Net income	0.0	0.0	0.0	0.0	223.7	0.0	0.0	223.7	0.0	223.7
Translation adjustments	0.0	0.0	0.0	0.0	0.0	(7.4)	0.0	(7.4)	0.0	(7.4)
Derivative agreements, net of taxes of $0.5	0.0	0.0	0.0	0.0	0.0	3.4	0.0	3.4	0.0	3.4
Cash dividends	0.0	0.0	0.0	0.0	(31.9)	0.0	0.0	(31.9)	0.0	(31.9)
Stock purchases	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	(0.1)	0.0	(0.1)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $7.4	0.0	1.0	0.0	22.6	0.0	0.0	5.8	28.4	0.0	28.4
Other stock issuances	0.0	0.0	0.0	0.2	0.0	0.0	0.4	0.6	0.0	0.6

October 1, 2010	146.4	(4.3)	$146.4	$225.7	$1,466.9	$6.1	$(26.8)	$1,818.3	$0.2	$1,818.5

December 31, 2010	146.4	(4.0)	$146.4	$230.8	$1,501.8	$16.3	$(24.6)	$1,870.7	$0.2	$1,870.9
Net income	0.0	0.0	0.0	0.0	245.8	0.0	0.0	245.8	0.0	245.8
Translation adjustments	0.0	0.0	0.0	0.0	0.0	(0.3)	0.0	(0.3)	0.0	(0.3)
Derivative agreements, net of taxes of $0.2	0.0	0.0	0.0	0.0	0.0	0.9	0.0	0.9	0.0	0.9
Cash dividends	0.0	0.0	0.0	0.0	(73.1)	0.0	0.0	(73.1)	0.0	(73.1)
Stock purchases	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	(0.1)	0.0	(0.1)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $11.3	0.0	1.2	0.0	32.9	0.0	0.0	7.6	40.5	0.0	40.5
Other stock issuances	0.0	0.1	0.0	0.5	0.0	0.0	0.4	0.9	0.0	0.9

September 30, 2011	146.4	(2.7)	$146.4	$264.2	$1,674.5	$16.9	$(16.7)	$2,085.3	$0.2	$2,085.5

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, the condensed consolidated statements of income for the three and nine months ended September 30, 2011 and October 1, 2010, and the condensed consolidated statements of cash flow and the condensed consolidated statements of stockholders’ equity for the nine months ended September 30, 2011 and October 1, 2010 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2011 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

The Company incurred research and development expenses in the third quarter of 2011 and 2010 of $14.0 million and $13.1 million, respectively. The Company incurred research and development expenses in the first nine months of 2011 and 2010 of $39.7 million and $38.6 million, respectively. These expenses are included in selling, general and administrative expenses.

2.	New Accounting Pronouncements

There have been no accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the nine months ended September 30, 2011 did not require the Company to include additional financial statement disclosures and had no impact on the Company’s financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

(In millions)	September 30, 2011	December 31, 2010
Raw materials and supplies	$55.3	$52.5
Work in process	13.2	12.1
Finished goods	156.9	130.8

Total	$225.4	$195.4

4.	Property, Plant and Equipment

Property, Plant and Equipment (“PP&E”) consist of the following:

(In millions)	September 30, 2011	December 31, 2010
Land	$25.8	$26.0
Buildings and improvements	232.3	229.0
Machinery and equipment	463.9	481.9
Office equipment and other assets	30.6	31.0
Software	53.7	54.2
Mineral rights	0.7	1.6
Construction in progress	80.7	39.5

Gross Property, Plant and Equipment	887.7	863.2
Less accumulated depreciation and amortization	410.9	394.9

Net Property, Plant and Equipment	$476.8	$468.3

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Depreciation and amortization on PP&E	$12.7	$11.3	$38.3	$33.9

Interest charges capitalized (in construction in progress)	$0.5	$0.3	$1.2	$0.6

5.	Earnings Per Share (“EPS”)

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

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Weighted average common shares outstanding - basic	143.7	142.2	143.3	141.9
Dilutive effect of stock options	2.6	2.2	2.6	2.4

Weighted average common shares outstanding - diluted	146.3	144.4	145.9	144.3

Antidilutive stock options outstanding	0.6	1.2	1.1	1.2

6.	Share Repurchase

On August 3, 2011, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Any purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, corporate and legal requirements and other factors. There is no expiration date on the stock repurchase authorization, and the Company is not obligated to acquire any specific number of shares. The Company did not make any repurchases under the Board of Directors’ authorization during the quarter ended September 30, 2011.

7.	Stock Based Compensation Plans

The following table provides a summary of option activity during the nine months ended September 30, 2011.

	Options (In millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2010	8.8	$22.63	6.1	$104.0
Granted	1.1	40.45
Exercised	(1.2)	16.39
Cancelled	(0.1)	29.35

Outstanding at September 30, 2011	8.6	$25.84	6.3	$158.2

Exercisable at September 30, 2011	4.9	$20.37	4.6	$117.9

The following table provides information regarding the intrinsic value of stock options exercised, stock compensation expense related to stock option awards and the fair value of stock options issued:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Intrinsic Value of Stock Options Exercised	$4.9	$2.5	$28.8	$19.6
Stock Compensation Expense Related to Stock Option Awards	$1.2	$1.6	$8.7	$9.3
Issued Stock Options	0.0	0.0	1.1	1.2
Weighted Average Fair Value of Stock Options issued (per share)	$7.93	$8.20	$7.86	$8.36
Fair Value of Stock Options Issued	$0.0	$0.0	$8.9	$10.1

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Risk-free interest rate	2.5%	2.7%	2.1%	2.7%
Expected life in Years	6.3	6.4	6.2	6.5
Expected volatility	21.1%	21.3%	20.9%	21.4%
Dividend Yield	1.8%	0.8%	1.7%	0.8%

The fair value of stock options is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

Stock compensation expense related to restricted stock awards was $0.0 million and $0.3 million for the three and nine months ended September 30, 2011, respectively, and $0.1 million and $0.3 million, respectively, for the same periods of 2010.

8.	Fair Value Measurements

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

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the nine months ended September 30, 2011. The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, all of which were measured based on Level 2 inputs:

	September 30, 2011	December 31, 2010
(In millions)	(Level 2)	(Level 2)
Assets
Foreign exchange contracts	$1.4	$0.0
Equity derivatives	2.2	0.4
Diesel fuel contracts	0.0	0.6

Total	$3.6	$1.0

Liabilities
Foreign exchange contracts	$0.1	$1.0
Diesel fuel contracts	0.3	0.0

Total	$0.4	$1.0

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$0.6	$0.6	$1.6	$1.6
Long-term note receivable	0.3	0.4	0.8	0.8
Financial Liabilities:
Short-term borrowings	3.9	3.9	90.0	90.0
3.35% Senior notes	249.7	258.5	249.7	250.2

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the consolidated balance sheets:

Note Receivable: The fair value of the note receivable reflects what management believes is the appropriate interest factor at September 30, 2011 and December 31, 2010, respectively, based on similar risks in the market.

Short-term Borrowings: The carrying amounts of the Company’s unsecured lines of credit and accounts receivable securitization equal fair value due to their short maturities and variable interest rates.

Senior Notes: The Company determines fair value of its senior notes based upon their quoted market value.

9.	Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of the Company’s common stock and commodity prices expose the Company to market risk. The Company manages these risks by the use of derivative instruments, such as cash flow hedges, diesel fuel hedge contracts, equity derivatives and foreign exchange forward contracts. The Company does not use derivatives for trading or speculative purposes.

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

The following tables summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s Consolidated Statements of Income and on other comprehensive income (“OCI”):

Fair Value of Derivative Instruments

		Notional Amount	Fair Value at
(In millions)	Balance Sheet Location	September 30, 2011	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments
Asset Derivatives
Diesel fuel contracts	Other current assets	$0.0	$0.0	$0.6
Foreign exchange contracts	Accounts receivable	$31.0	1.3	0.0

Total assets			$1.3	$0.6

Liability Derivatives
Foreign exchange contracts	Accounts payable and accrued expenses	$2.4	$0.1	$0.9
Diesel fuel contract	Accounts payable and accrued expenses	$3.4	0.3	0.0

Total liabilities			$0.4	$0.9

Derivatives not designated as hedging instruments
Asset Derivatives
Foreign exchange contracts	Accounts receivable	$1.5	$0.1	$0.0
Equity derivatives	Other current assets	$16.4	2.2	0.4

Total assets			$2.3	$0.4

Liability Derivatives
Foreign exchange contracts	Accounts payable and accrued expenses	$0.0	$0.0	$0.1

Total liabilities			$0.0	$0.1

		Amount of Gain (Loss) Recognized in OCI from Derivatives for the Three Months Ended
	Income Statement Location	September 30, 2011	October 1, 2010
Derivatives designated as hedging instruments
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	$1.9	$(0.3)
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	(0.4)	0.8
Interest rate collars and swaps (net of taxes)	Other comprehensive income (loss)	0.0	2.8

Total gain (loss) recognized in OCI		$1.5	$3.3

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended
		September 30, 2011	October 1, 2010
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$1.5	$0.4
Foreign exchange contracts	Selling, general and administrative expenses	0.4	(0.1)

Total gain (loss) recognized in income		$1.9	$0.3

		Amount of Gain (Loss) Recognized in OCI from Derivatives for the Nine Months Ended
	Income Statement Location	September 30, 2011	October 1, 2010
Derivatives designated as hedging instruments
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	$1.5	$0.3
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	(0.6)	0.0
Interest rate collars and swaps (net of taxes)	Other comprehensive income (loss)	0.0	3.1

Total gain (loss) recognized in OCI		$0.9	$3.4

		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended
		September 30, 2011	October 1, 2010
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$3.9	$0.6
Foreign exchange contracts	Selling, general and administrative expenses	0.0	(0.1)
Diesel fuel contracts	Cost of sales	0.0	(0.6)

Total gain (loss) recognized in income		$3.9	$(0.1)

The notional amount of a financial instrument is the nominal or face amount that is used to calculate payments made on that instrument. The amount of gain (loss) on derivative instruments reclassified from other comprehensive income to current period earnings was immaterial for the nine months ended September 30, 2011 and October 1, 2010.

10.	Acquisition of Assets

On June 28, 2011, the Company acquired the BATISTE dry shampoo brand from Vivalis, Limited (“BATISTE Acquisition”) for cash consideration of $64.8 million. The Company used available cash to pay for the acquisition. BATISTE annual sales are approximately $20.0 million. The BATISTE brand will be managed principally within the Consumer International segment. The fair values of the assets acquired were as follows:

(In millions)	Fair Value of Assets Acquired
Inventory	$1.0
Tradenames and other intangibles	53.1
Goodwill	10.7

Total Assets	64.8
Liabilities	0.0

Purchase Price	$64.8

Pro forma results reflecting the Batiste Acquisition are not presented because they are not material.

11.	Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	September 30, 2011				December 31, 2010
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$117.7	$(59.5)	$58.2	3-20	$117.1	$(53.9)	$63.2
Customer Relationships	253.8	(60.8)	193.0	15-20	250.5	(50.5)	200.0
Patents/Formulas	38.7	(23.9)	14.8	4-20	38.5	(21.0)	17.5
Non Compete Agreement	1.4	(1.2)	0.2	5-10	1.4	(1.0)	0.4

Total	$411.6	$(145.4)	$266.2		$407.5	$(126.4)	$281.1

Indefinite lived intangible assets - Carrying value

	September 30, 2011				December 31, 2010
Tradenames	$642.4				$591.4

Intangible amortization expense amounted to $6.3 million and $5.8 million for the third quarter of 2011 and 2010, respectively. Intangible amortization expense amounted to $18.8 million for the first nine months of 2011 and $17.6 million for the same period of 2010. The Company estimates that intangible amortization expense will be approximately $25.0 million in 2011 and approximately $21.0 to $23.0 million in each of the next four years.

Indefinite lived tradenames and customer relationships intangible assets increased as of the period ended September 30, 2011 due to the BATISTE Acquisition. The acquired intangible assets reflect their allocable purchase price as of their purchase date.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

(In millions)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2010	$800.7	$36.5	$20.2	$857.4
Additional contingent consideration	0.3	0.0	0.0	0.3
Batiste acquired goodwill	0.0	10.7	0.0	10.7

Balance September 30, 2011	$801.0	$47.2	$20.2	$868.4

The Company performed its annual goodwill impairment test in the beginning of the second quarter of 2011, and no adjustments were required.

12.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In millions)	September 30, 2011	December 31, 2010
Short-term borrowings
Securitization of accounts receivable	$0.0	$90.0
Various debt due to international banks	3.9	0.0

Total short-term borrowings	$3.9	$90.0

Long-term debt
3.35% Senior notes due December 15, 2015	$250.0	$250.0
Less: Discount	(0.3)	(0.3)

Net long-term debt	$249.7	$249.7

Securitization

During the period ended September 30, 2011, the Company repaid a net amount of $90 million under its accounts receivable securitization facility. In February 2011, the accounts receivable securitization facility was renewed with a new maturity date of February 2012 under similar terms and conditions to those previously in effect.

Commercial Paper Program

In the third quarter of 2011, the Company entered into an agreement with two banks to establish a commercial paper program (the “Program”). Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500 million. The maturities of the notes will vary but may not exceed 397 days. The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under its revolving credit agreement. If, for any reason, the Company is unable to access the commercial paper market, the revolving credit agreement would be utilized to meet the Company’s short-term liquidity needs.

Amendment to Credit Agreement

The Company recently amended its Credit Agreement to support the Company’s inaugural $500 million Commercial Paper program. Total combined borrowing for both the credit facility and the commercial paper program may not exceed $500 million. Additionally, the Credit Agreement was extended through August 2016.

13.	Comprehensive Income

Comprehensive income is defined as reported net income as well as gains and losses that under GAAP are included in comprehensive income but excluded from net income.

Consolidated Statement of Comprehensive Income

The following table provides information related to the Company’s comprehensive income for the three and nine months ended September 30, 2011 and October 1, 2010:

	Three Months Ended		Nine Months ended
(In millions)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net Income	$79.6	$69.5	$245.8	$223.7
Other Comprehensive Income, net of tax:
Foreign exchange translation adjustments	(15.8)	10.0	(0.3)	(7.4)
Derivative agreements	1.5	3.2	0.9	3.4

Comprehensive Income	65.3	82.7	246.4	219.7
Comprehensive Income attributable to noncontrolling interest	0.0	0.0	0.0	0.0

Comprehensive Income attributable to Church & Dwight Co., Inc.	$65.3	$82.7	$246.4	$219.7

Accumulated Other Comprehensive Income

The components of changes in accumulated other comprehensive income are as follows:

(In millions)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2009	$27.0	$(13.3)	$(3.6)	$10.1
Comprehensive income changes during the year (net of taxes of $0.5)	(7.4)	0.0	3.4	(4.0)

Balance October 1, 2010	$19.6	$(13.3)	$(0.2)	$6.1

Balance December 31, 2010	$24.5	$(8.0)	$(0.2)	$16.3
Comprehensive income changes during the year (net of taxes of $0.2)	(0.3)	0.0	0.9	0.6

Balance September 30, 2011	$24.2	$(8.0)	$0.7	$16.9

14.	Benefit Plans

The following table provides information regarding the net periodic benefit cost for the Company’s pension and postretirement plans for the three and nine months ended September 30, 2011 and October 1, 2010:

	Pension Costs		Pension Costs
	Three Months ended		Nine Months ended
(In millions)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Components of Net Periodic Benefit Cost:
Service cost	$0.2	$0.5	$0.7	$1.3
Interest cost	1.1	1.8	3.3	5.2
Expected return on plan assets	(1.0)	(1.3)	(3.0)	(3.9)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Recognized actuarial loss	0.0	0.1	0.0	0.4

Net periodic benefit cost	$0.4	$1.2	$1.3	$3.3

	Nonpension Postretirement Costs		Nonpension Postretirement Costs
	Three Months ended		Nine Months ended
(In millions)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Components of Net Periodic Benefit Cost:
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.3	0.3	0.9	0.9
Amortization of prior service cost	0.0	0.0	0.1	0.1

Net periodic benefit cost	$0.4	$0.4	$1.3	$1.3

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

The Company made cash contributions of approximately $3.9 million to its pension plans during the first nine months of 2011. The Company estimates it will be required to make additional cash contributions to its pension plans of approximately $0.8 million during the remainder of 2011 to offset 2011 benefit payments and administrative costs in excess of investment returns.

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

b. The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the U.S. Food and Drug Administration (“FDA”). Certain of the Company’s condoms, and similar condoms sold by the Company’s competitors, contain the spermicide nonoxynol-9 (“N-9”). Some interested groups have issued reports that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse. In late 2008, the FDA issued final labeling guidance for latex condoms but excluded N-9 lubricated condoms from the guidance. While the Company awaits further FDA guidance on N-9 lubricated condoms, the Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s guidance, and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

c. As of September 30, 2011, the Company had commitments through 2014 to acquire approximately $140.2 million of raw materials, packaging supplies and services from its vendors at market prices. The increase in commitments from $118.8 million at December 31, 2010 is principally the result of a new four-year information systems service agreement. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

d. As of September 30, 2011, the Company had the following guarantees; (i) $3.7 million in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency; (ii) insolvency protection guarantee of approximately $19 million to one of its United Kingdom pension plans effective January 1, 2011; (iii) $2.6 million worth of assets in guarantees for its Brazil operations for value added tax assessments currently under appeal; and (iv) guarantees of approximately $0.8 million for the payment of rent on a leased facility in Spain which expires in November 2012.

e. In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition. The Company made cash payments of $0.4 million, and accrued a payment of $0.1 million during the first nine months of 2011. The payment and accrual were accounted for as additional purchase price. The Company recorded the final performance-based payments in October 2011, and will have paid approximately $11.1 million for the eight years of this acquisition agreement.

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

h. The Company has recorded liabilities for uncertain income tax positions that, although supportable, may be challenged by the tax authorities. The years 2008 and 2009 are currently under audit by the U.S. Internal Revenue Service and several state taxing authorities. In addition, certain statutes of limitation are scheduled to expire in the near future. It is reasonably possible that within the next twelve months the liabilities for uncertain tax positions may decrease by approximately $14.0 million related to the settlement of these audits or the lapse of applicable statutes of limitations. Of this amount, $1.6 million would be offset by a corresponding reduction in the amount of deferred tax assets on the balance sheet. At this time, the Company is not able to make a reasonable estimate of the impact on the effective tax rate from the potential decrease in liabilities for uncertain tax positions.

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

16.	Related Party Transactions

The following table summarizes the balances and transactions between the Company and each of two 50% owned entities, Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”):

	Armand Nine Months Ended		ArmaKleen Nine Months Ended
(In millions)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Purchases by Company	$14.3	$10.5	$0.0	$0.0
Sales by Company	$0.0	$0.0	$4.1	$4.1
Outstanding Accounts Receivable	$0.3	$0.2	$1.6	$0.8
Outstanding Accounts Payable	$2.2	$1.4	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.2	$1.3	$2.0	$1.9

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

On September 22, 2011, the Company, together with FMC Corporation and TATA Chemicals, formed an air pollution control joint venture, Natronx Technologies LLC (“Natronx”). The Company has a one-third ownership in the joint venture and the investment will be accounted for under the equity method. All members will share equally in the operating results and cash flows of the business. Each member will have an equal amount of board of director positions and no member will have the ability to direct the activities of the venture. The joint venture will engage in the manufacturing and marketing of sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. Natronx intends to invest approximately $60 million to construct a 450,000 ton per year facility in Wyoming to produce trona sorbents by the fourth quarter of 2012, of which the cost will be equally shared among all members.

17.	Restructuring Activities

International Facility Closing Costs

During the third quarter of 2010, the Company decided to cease operations at two plants at one of its international subsidiaries. During the nine months ended September 30, 2011, the Company incurred and recognized $0.9 million in exit and disposal costs. As of September 30, 2011, the Company had incurred and paid a cumulative total of $1.4 million relating to exit and disposal costs. These charges were included in cost of sales in the Specialty Products segment. All other costs associated with the international plant shut down activity will be recorded in the period in which the liability is incurred (generally, when goods or services associated with the activity are received).

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

The following table summarizes the liabilities and cash costs paid or settled in connection with the closing of the North Brunswick facility, for the period ended September 30, 2011, which have been included in the cost of sales results of the Consumer Domestic segment:

(In millions)	Severance Liability	Contract Termination Costs	Other Exit and Disposal Costs	Total
Liability Balance at December 31, 2010	$0.0	$4.7	$0.4	$5.1
Costs incurred and charged to expenses	0.0	0.6	0.0	0.6
Costs paid or settled	0.0	(1.5)	0.0	(1.5)

Liability Balance at September 30, 2011	$0.0	$3.8	$0.4	$4.2

Cumulative restructuring costs incurred to date	$3.0	$11.5	$2.5	$17.0

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

The Company expects to invest approximately $35 million in capital expenditures and incur approximately $7 million in transition expenses in connection with the opening of the Victorville site and costs associated with the changes anticipated at the Green River facility through 2012. These expenditures will be recorded in the Consumer Domestic segment. Capital expenditures related to the new project in 2011 are expected to be approximately $11 million. The transition expenses include anticipated severance costs and accelerated depreciation of equipment at the Company’s Green River facility and one-time project expenses. The Company has recorded approximately $1.7 million of accelerated depreciation expense in cost of sales for the nine months ended September 30, 2011.

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

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of September 30, 2011 and October 1, 2010. The Company’s equity in earnings of Armand and ArmaKleen is included in the Corporate segment. On September 22, 2011, the Company, together with FMC Corporation and TATA Chemicals, formed an operating joint venture, Natronx Technologies LLC. There was no operating activity at the joint venture as of September 30, 2011.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment Net Sales and Income before Income Taxes for the three and nine months periods ended September 30, 2011 and October 1, 2010 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2011	$506.1	$128.5	$66.4	$0.0	$701.0
Third Quarter 2010	481.3	109.1	66.5	0.0	656.9
First Nine Months of 2011	$1,459.5	$364.1	$194.6	$0.0	$2,018.2
First Nine Months of 2010	1,413.5	323.8	195.0	0.0	1,932.3

Income before Income Taxes(2)
Third Quarter 2011	$99.6	$14.7	$8.8	$2.9	$126.0
Third Quarter 2010	91.0	11.6	2.4	0.9	105.9
First Nine Months of 2011	$298.5	$47.3	$22.6	$8.2	$376.6
First Nine Months of 2010	287.8	38.8	17.3	3.7	347.6

(1)

Intersegment sales from Consumer International to Consumer Domestic were $1.2 million and $1.0 million for the quarters ended September 30, 2011 and October 1, 2010, respectively, and were $3.7 million and $2.7 million for the nine months ended September 30, 2011 and October 1, 2010, respectively.

(2)	In determining Income before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line revenues from external customers for the three and nine months ended September 30, 2011 and October 1, 2010, respectively, were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Household Products	$335.0	$312.2	$952.1	$912.0
Personal Care Products	171.1	169.1	507.4	501.5

Total Consumer Domestic	506.1	481.3	1,459.5	1,413.5
Total Consumer International	128.5	109.1	364.1	323.8
Total SPD	66.4	66.5	194.6	195.0

Total Consolidated Net Sales	$701.0	$656.9	$2,018.2	$1,932.3

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

Acquisition

On June 28, 2011, the Company acquired the BATISTE dry shampoo brand from Vivalis, Limited (the “Batiste Acquisition”) for cash consideration of $64.8 million. The Company used available cash to pay for the acquisition. BATISTE annual sales are approximately $20.0 million. The BATISTE brand will be managed principally within the Consumer International segment.

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

Share Repurchase Authorization

On August 3, 2011, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Any purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, corporate and legal requirements and other factors. There is no expiration date on the stock repurchase authorization, and the Company is not obligated to acquire any specific number of shares. The Company did not make any repurchases under the Board of Directors’ authorization during the quarter ended September 30, 2011. It is expecting to repurchase approximately $80 million before December 31, 2011.

Commercial Paper Program

In the third quarter of 2011, the Company entered into an agreement with two banks to establish a commercial paper program (the “Program”). Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500 million. The maturities of the notes will vary but may not exceed 397 days. The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under its revolving credit agreement. If, for any reason, the Company is unable to access the commercial paper market, the revolving credit agreement would be utilized to meet the Company’s short-term liquidity needs. The Company recently amended its Credit Agreement to support the Company’s inaugural $500 million commercial paper program. Total combined borrowing for both the credit facility and the commercial paper program may not exceed $500 million. Additionally, the Credit Agreement was extended through August 2016.

Information Systems Upgrade

The Company upgraded its information systems at its subsidiary in Canada effective October 1, 2011. This same upgrade will be implemented next year at the U.S. operations effective as of January 1, 2012 and certain other subsidiaries currently scheduled during the second quarter of 2012. Fourth quarter 2011 reported sales may benefit from customer orders prior to the company’s January 2012 information system upgrade in the U. S. The Company also anticipates a higher level of working capital as of December 31, 2011, as a result.

New Joint Venture

On September 22, 2011, the Company, together with FMC Corporation and TATA Chemicals, formed an air pollution control joint venture, Natronx Technologies LLC (“Natronx”). The Company has a one-third ownership in the joint venture and the investment will be accounted for under the equity method. All members will share equally in the operating results and cash flows of the business. Each member will have an equal amount of board of director positions and no member will have the ability to direct the activities of the venture. The joint venture will engage in the manufacturing and marketing of sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. Natronx intends to invest approximately $60 million to construct a 450,000 ton per year facility in Wyoming to produce trona sorbents by the fourth quarter of 2012, of which the cost will be equally shared among all members.

Results of Operations

Consolidated Results

Net Sales

Net sales for the quarter ended September 30, 2011 were $701.0 million, an increase of $44.1 million or 6.7% over the third quarter of 2010. Net sales for the nine months ended September 30, 2011 were $2,018.2 million, $85.9 million or 4.4% above the comparable nine month period of 2010. The components of the net sales increase are the following:

	Three Months Ended	Nine Months Ended
Net Sales - Consolidated	September 30, 2011	September 30, 2011
Product volumes sold	3.7%	3.4%
Pricing	0.8%	(0.3%)
Foreign exchange rate fluctuations	1.6%	1.4%
Change in customer delivery arrangements	0.0%	(0.3%)
Acquired product lines(1)	1.3%	1.2%
Divested product lines(2)	0.0%	(0.2%)
Discontinued product line	(0.9%)	(0.9%)
Estimated sales in anticipation of system upgrade	0.2%	0.1%

Net Sales increase	6.7%	4.4%

(1)

On June 28, 2011, the Company acquired the BATISTE dry shampoo product line. In 2010, the Company acquired the SIMPLY SALINE product line on June 4, 2010, and the FELINE PINE product line on December 21, 2010. Net sales of the acquired product lines subsequent to the respective acquisition dates are included in the Company’s results.

(2)	Product lines divested include the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010.

For the three months ended September 30, 2011, the volume change reflects increases of products sold in the Consumer Domestic and Consumer International segments. Pricing had a limited impact on total net sales, as the favorable pricing for SPD and Consumer International products was offset somewhat by the unfavorable pricing for Consumer Domestic products. Third quarter 2011 sales benefited from a timing shift in customer buying patterns from the fourth quarter of this year to the third quarter in anticipation of the October 2011 information systems upgrade in Canada. The impact on Income before Income Taxes was not material. The discontinued product line reflects the Company’s decision in late 2010 to cease a foreign subsidiary’s sale of a certain chemical product line. For the nine months ended September 30, 2011, the volume change primarily reflects increased consumer products sales in the Consumer Domestic and Consumer International segments. Specialty Product volumes were essentially unchanged. The reduction in net sales for the first nine months of 2011 resulting from pricing primarily reflect higher trade promotion expenses. Other components of the net sales increase for the nine month period ended September 30, 2011 include the Company’s change in delivery arrangements with certain customers at the beginning of the second quarter of 2010, which resulted in a reduction in net sales due to a transportation allowance for a customer pick-up program. Previously, the cost to ship product was included in cost of sales. As the change in delivery arrangements was in effect during the third quarter of both 2011 and 2010, the change was not a component of the net sales increase for the third quarter of 2011.

Operating Costs

The Company’s gross profit was $309.9 million for the quarter ended September 30, 2011, a $20.9 million increase as compared to the same period in 2010. The gross profit increase was attributable to higher sales volume, contributions from the acquired product lines, favorable pricing and sales mix, the effect of cost reduction programs and favorable foreign exchange rates. Gross profit improvement was partially offset by higher commodity costs. However, price increases for detergent and condoms mitigated a portion of the significant increases in the cost of resins, surfactants and latex. For the nine month period ended September 30, 2011, gross profit was $898.0 million, an increase of $32.7 million as compared to the same period in 2010. The factors causing the increase in gross profit for the nine months ended September 30, 2011 are primarily the same as those applicable to the third quarter of 2011 except that the increase is partially offset by higher commodity costs and unfavorable pricing and sales mix. Gross margin increased 20 basis points to 44.2% in the third quarter of 2011 as compared to 44.0% in the same quarter of 2010. This increase is principally due to manufacturing cost reduction projects, offset in part by higher commodity costs and an unfavorable product mix. Gross margin decreased 30 basis points to 44.5% in the first nine months of 2011 as compared to 44.8% in the same period of 2010, primarily due to higher commodity costs, higher trade promotion spending and unfavorable product mix, partially offset by the effect of manufacturing cost reduction programs.

Marketing expenses were $91.8 million in the third quarter of 2011, an increase of $1.6 million or 1.8% as compared to the same period in 2010. Marketing expenses as a percentage of net sales were 13.1% and 13.7% in the three months ended 2011 and 2010, respectively. Marketing spending primarily was in support of the Company’s eight power brands and the recently acquired BATISTE and FELINE PINE product lines, and also reflect increases due to changes in exchange rates. Marketing expenses for the first nine months of 2011 were $248.5 million, an increase of $6.6 million as compared to the same period in 2010. The factors causing the increase in marketing expenses for the nine months ended September 30, 2011 are primarily the same as those applicable to third quarter 2011 marketing expenses. Marketing expenses as a percentage of net sales were 12.3% in the first nine months of 2011 as compared to 12.5% in the same period last year.

Selling, general and administrative (“SG&A”) expenses were $91.8 million in the third quarter of 2011, an increase of $6.0 million as compared to the same period in 2010. The increase is attributable to higher legal expenses due in part to the Company’s response to the Federal Trade Commission’s subpoena and civil investigative demand described in Note 15g to the consolidated financial statements included in this report, higher research and development expenses, transition and amortization expense related to the product lines acquired in 2010 and 2011 and the effect of foreign exchange rates. SG&A expenses for the first nine months of 2011 were $274.3 million, an increase of $15.8 million over the same period in 2010. The factors causing the increase in SG&A expenses for the nine months ended September 30, 2011 are the same as those applicable to third quarter of 2011. In addition, during the first quarter of 2010, the Company recorded a $1.0 million gain on the sale of certain LAMBERT KAY products, which reduced SG&A expenses in 2010.

Other Income and Expenses

Equity in earnings of affiliates increased by $2.1 million in the quarter and $4.7 million for the nine month period as compared to the same periods of last year. The increase is due to higher equity income from the Company’s Armand Products Company joint venture primarily as a result of lower costs of a key raw material.

Investment income in the three and the nine month periods ended September 30, 2011 increased $0.4 million and $1.0 million respectively, compared to the same periods in 2010, due to higher investment returns and interest received on a Federal tax refund.

Interest expense in the three and nine month periods ended September 30, 2011 decreased $5.8 million and $14.0 million respectively, compared to the same periods in 2010. The decline was due to lower average debt outstanding as a result of the Company’s new debt structure put in place in late 2010. In the third quarter of 2010, the Company terminated its interest rate collar and interest swap agreements which resulted in a charge of $4.3 million. (See Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further information.)

Taxation

The effective tax rate in the three and nine month periods ended September 30, 2011 was 36.8% and 34.7% respectively, compared to 34.4% and 35.6% in the same periods last year. The lower effective tax rate in the third quarter of 2010 reflects an income tax benefit of approximately $4 million related to the reversal of certain tax liabilities following the settlement of an IRS audit and the lapse of applicable statutes of limitations. The 2011 rate was favorably affected by a deferred income tax benefit of approximately $6 million relating to New Jersey’s corporate tax reform legislation enacted in April 2011. The 2011 annual effective tax rate is projected to be approximately 35%.

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

The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of September 30, 2011 and October 1, 2010. The Company’s equity in earnings of Armand, ArmaKleen is included in the Corporate segment. On September 22, 2011, the Company, together with FMC Corporation and TATA Chemicals, formed an operating joint venture, Natronx Technologies LLC. There was no operating activity at the joint venture as of September 30, 2011.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment Net Sales and Income before Income Taxes for the three and nine month periods ended September 30, 2011 and October 1, 2010 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2011	$506.1	$128.5	$66.4	$0.0	$701.0
Third Quarter 2010	481.3	109.1	66.5	0.0	656.9
First Nine Months of 2011	$1,459.5	$364.1	$194.6	$0.0	$2,018.2
First Nine Months of 2010	1,413.5	323.8	195.0	0.0	1,932.3

Income before Income Taxes(2)
Third Quarter 2011	$99.6	$14.7	$8.8	$2.9	$126.0
Third Quarter 2010	91.0	11.6	2.4	0.9	105.9
First Nine Months of 2011	$298.5	$47.3	$22.6	$8.2	$376.6
First Nine Months of 2010	287.8	38.8	17.3	3.7	347.6

(1)

Intersegment sales from Consumer International to Consumer Domestic were 1.2 million and $1.0 million for the quarters ended September 30, 2011 and October 1, 2010, respectively, and were $3.7 million and $2.7 million for the nine months ended September 30, 2011 and October 1, 2010, respectively.

(2)	In determining Income before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line revenues for external customers for the three and nine months ended September 30, 2011 and October 1, 2010, were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Household Products	$335.0	$312.2	$952.1	$912.0
Personal Care Products	171.1	169.1	507.4	501.5

Total Consumer Domestic	506.1	481.3	1,459.5	1,413.5
Total Consumer International	128.5	109.1	364.1	323.8
Total SPD	66.4	66.5	194.6	195.0

Total Consolidated Net Sales	$701.0	$656.9	$2,018.2	$1,932.3

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2011 were $506.1 million, an increase of $24.8 million or 5.2% as compared to the third quarter of 2010. Consumer Domestic net sales for the nine months ended September 30, 2011 were $1,459.5 million, an increase of $46.0 million or 3.3% as compared to the same period of 2010. The components of the net sales increase are the following:

	Three Months Ended	Nine Months Ended
Net Sales - Consumer Domestic	September 30, 2011	September 30, 2011
Product volumes sold	4.6%	3.6%
Pricing	(0.3%)	(1.2%)
Change in customer delivery arrangements	0.0%	(0.3%)
Acquired product lines(1)	0.9%	1.4%
Divested product lines(2)	0.0%	(0.2%)

Net Sales increase	5.2%	3.3%

(1)

On June 4, 2010, the Company acquired the SIMPLY SALINE product line, and in late December 2010, acquired the FELINE PINE product line. Net sales of the acquired product lines subsequent to the respective acquisition dates are included in the Company’s results.

(2)	Product lines divested include the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010.

In the three month period ended September 30, 2011, higher sales of ARM & HAMMER liquid and powder laundry detergent, XTRA liquid laundry detergent, ARM & HAMMER cat litter and sales of the acquired product lines were offset by lower sales of OXICLEAN laundry additive. The increase in net sales for the nine month period was primarily due to higher sales of ARM & HAMMER liquid and powder laundry detergents, XTRA liquid laundry detergent, ARM & HAMMER cat litter and sales of the acquired product lines, offset by lower sales of OXICLEAN laundry additive.

Consumer Domestic income before income taxes in the third quarter of 2011 was $99.6 million, an $8.6 million increase as compared to the third quarter of 2010. For the nine month period ended September 30, 2011, income before income taxes was $298.5 million, a $10.7 million increase as compared to the first nine months of 2010. The third quarter increase is due to higher sales, principally reflecting an increase in sales volume, the impact of price increases for detergent and condoms, the effect of manufacturing cost reduction programs, the effect of acquisitions and lower allocated interest expense partially offset by higher legal expenses, higher marketing expenses and higher commodity costs (reflecting significant increases in the cost of resin, surfactants and latex). The nine month increase reflects higher product volumes sold, the net effect of acquisitions and divestitures, and lower allocated interest expense, partially offset by higher commodity costs, higher trade promotion expenses, unfavorable sales mix and higher SG&A expenses.

Consumer International

Consumer International net sales were $128.5 million in the third quarter of 2011, an increase of $19.4 million or 17.8% as compared to the third quarter of 2010. Consumer International net sales in the first nine months of 2011 were $364.1 million, an increase of $40.3 million or approximately 12.4% as compared to the same period in 2010. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
Net Sales - Consumer International	September 30, 2011	September 30, 2011
Product volumes sold	2.8%	4.4%
Pricing	1.1%	(1.0%)
Foreign exchange rate fluctuations	9.2%	7.5%
Acquired product lines (1)	3.3%	1.1%
Estimated sales in anticipation of system upgrade	1.4%	0.4%

Net Sales increase	17.8%	12.4%

(1)

On June 28, 2011, the Company acquired the BATISTE dry shampoo product line and on June 4, 2010, the Company acquired the SIMPLY SALINE product line. Net sales of acquired product lines subsequent to the respective acquisition dates are included in the Company’s segment results.

Higher sales in the third quarter and first nine months of 2011 occurred principally in Canada, the United Kingdom, Mexico and Australia and also reflected increased U.S. exports. Net sales in France were also higher in the first nine months of 2011 as compared to the prior year. Sales in Canada benefited from a timing shift in customer buying patterns from the fourth quarter of this year to the third quarter in anticipation of the October information systems upgrade. The impact on Income before Income Taxes was not material.

Consumer International income before income taxes was $14.7 million in the third quarter of 2011, an increase of $3.1 million compared to 2010. Higher profits are attributable to the higher sales volume, favorable pricing and sales mix and the translation of foreign financial statements to U.S. dollars. For the first nine months of 2011, income before income taxes was $47.3 million, an $8.5 million increase as compared to the first nine months of 2010. The factors causing the increase in Consumer International income before income taxes for the nine months ended September 30, 2011 are the same as those applicable to the third quarter of 2011, except that the increase is partially offset by unfavorable pricing and sales mix.

Specialty Products

Specialty Products (“SPD”) net sales were $66.4 million in the third quarter of 2011, a decrease of $0.1 million, or 0.2% as compared to 2010. SPD net sales were $194.6 million for the first nine months of 2011, a decrease of $0.4 million, or 0.2% as compared to the same period of 2010. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
Net Sales - SPD	September 30, 2011	September 30, 2011
Product volumes sold	(1.8%)	(0.1%)
Pricing	9.6%	7.8%
Foreign exchange rate fluctuations	1.0%	1.4%
Divested product lines(1)	0.0%	(0.1%)
Discontinued product line	(9.0%)	(9.2%)

Net Sales increase	(0.2%)	(0.2%)

(1)	Product lines divested include the BRILLO product lines, which were divested in the first quarter of 2010.

The pricing increase in 2011 reflects higher sales prices in response to raw material increases primarily in the animal nutrition and performance products businesses. The sales volume decrease reflects lower U.S. exports. The discontinued product line reflects the Company’s decision in late 2010 to cease a foreign subsidiary’s sale of a certain chemical product line. Net sales for the nine months ended September 30, 2011 were impacted by a slight sales volume decline and the discontinued product line offset by pricing.

Specialty Products income before income taxes was $8.8 million in the third quarter of 2011, an increase of $6.4 million as compared to 2010, and was $22.6 million for the first nine months of 2011, an increase of $5.3 million as compared to the same nine month period of 2010. The increase in the third quarter income is a result of higher sales prices, partially offset by higher raw material costs. Also, income before income taxes during the third quarter of 2010 was adversely affected by a $3.8 million environmental charge relating to one of the Company’s international subsidiaries. The increase in income for the first nine months of 2011 reflects higher selling prices and favorable sales mix and the prior effect of the 2010 environmental charge on prior period income, partially offset by higher manufacturing costs of certain animal nutrition products. The impact of the discontinued product on income before income taxes was not material.

Liquidity and Capital Resources

As of September 30, 2011, the Company had $275.0 million in cash, $115 million available under the Company’s accounts receivable securitization facility, approximately $500 million available under its revolving credit facility and a commitment increase feature under the revolving credit facility that enables the Company to borrow up to an additional $500 million, subject to agreement of lenders and satisfaction of certain conditions in the credit agreement. To enhance the safety of its cash resources, the Company invests its cash primarily in prime money market funds.

As of September 30, 2011, the amount of cash and cash equivalents, included in the Company’s consolidated cash, that was held by foreign subsidiaries was approximately $105.4 million. If these funds are needed for operations in the U.S. the Company would be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S. and the Company’s current plans do not demonstrate a need to repatriate them to fund operations in the U.S.

During the nine months of 2011, the Company repaid a net of $90 million outstanding under its accounts receivable securitization facility. In February 2011, the accounts receivable securitization facility was renewed with a new maturity date of February 2012 under similar terms and conditions to those previously in effect.

In the third quarter of 2011, the Company entered into an agreement with two banks to establish a commercial paper program (the “Program”). Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500 million. The maturities of the notes will vary but may not exceed 397 days. The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement. If, for any reason, the Company is unable to access the commercial paper market, the revolving credit agreement would be utilized to meet the Company’s short-term liquidity needs. The Company recently amended its Credit Agreement to support the Company’s inaugural $500 million Commercial Paper program. Total combined borrowing for both the credit facility and the commercial paper program may not exceed $500 million. Additionally, the Credit Agreement was extended through August 2016.

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

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to fund its estimated capital expenditures, which are expected to be approximately $75 million in 2011, implement its stock repurchase program (discussed below) and to pay dividends at the current rate. Included in the estimated capital expenditures for 2011 is $22 million for the Company’s global information systems upgrade project and the initial costs for construction of a West Coast manufacturing and distribution facility in Victorville, California. Specifically, the Company will be relocating its cat litter manufacturing operations and a distribution center from its Green River, Wyoming facility. The new site also will include a liquid laundry production line. The Company expects to invest approximately $35 million in capital expenditures and incur approximately $7 million in transition expenses in connection with the opening of the

Victorville site and costs associated with anticipated changes at the Green River facility. Capital expenditures related to the new project in 2011 are expected to be $11 million. The transition expenses include anticipated severance costs, accelerated depreciation of equipment at the Company’s Green River facility and one-time project expenses.

On August 3, 2011, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Any purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, corporate and legal requirements and other factors. There is no expiration date on the stock repurchase authorization, and the Company is not obligated to acquire any specific number of shares. The Company did not make any repurchases under the Board of Directors’ authorization during the quarter ended September 30, 2011. It is expecting to repurchase approximately $80 million before December 31, 2011.

As a result of its 2010 refinancing activities, the Company does not have any mandatory debt repayments in 2011. In addition to the anticipated expenditures described above, available cash resources may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.

Net Debt

The Company had outstanding total debt of $253.6 million and cash of $275.0 million at September 30, 2011. Total cash exceeded debt by $21.4 million at September 30, 2011. This compares to total debt of $339.7 million and cash of $189.2 million, resulting in net debt of $150.5 million at December 31, 2010.

Cash Flow Analysis

	Nine Months Ended
(In millions)	September 30, 2011	October 1, 2010
Net cash provided by operating activities	$319.2	$288.7
Net cash used in investing activities	$(104.9)	$(108.2)
Net cash used in financing activities	$(129.1)	$(172.3)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first nine months of 2011 was $319.2 million, a $30.5 million increase over the same period in 2010. The comparatively greater increase was primarily due to higher net income, higher deferred income tax liabilities reflecting a change in the tax law regarding the immediate deductibility of capital expenditures placed in service in 2011, and a smaller increase in working capital (exclusive of cash), mainly due to an increase in accounts payable and accrued expenses.

For the nine months ended September 30, 2011, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable increased $29.0 million due to the timing of increased net sales.

Inventories increased $29.3 million primarily due to increases in raw material costs and build-up of inventories in anticipation of higher sales.

Accounts payable and other accrued expenses increased $20.6 million due to the timing of payments and higher marketing accruals.

Income taxes payable increased $20.9 million due to the timing of payments.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2011 was $104.9 million, reflecting the $64.8 million cash consideration for the BATISTE Acquisition and $40.8 million of property, plant and equipment expenditures, partially offset by $1.5 million in payments received on outstanding notes receivable.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first nine months of 2011 was $129.1 million, principally reflecting net repayment of the outstanding $90.0 million in borrowings under the Company’s accounts receivable securitization facility partially offset by international borrowings of $3.9 million. Other net cash used in financing activities included $73.1 million to pay cash dividends partly offset by proceeds of and tax benefits from stock option exercises, aggregating $30.9 million.

Certain Financial Covenants

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA”) is a component of the financial covenants contained in, and is defined in, the Company’s revolving credit facility (“Credit Agreement”). Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. The Company’s leverage ratio for the twelve months ended September 30, 2011 was 0.5, which is below the maximum of 3.25 permitted under the Credit Agreement, and the interest coverage ratio for the twelve months ended September 30, 2011 was 31.0, which is above the minimum of 3.00 permitted under the Credit Agreement.

New Accounting Pronouncements

There have been no accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the nine months ended September 30, 2011 did not require the Company to include additional financial statement disclosures and had no impact on the Company’s financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

Interest Rate Risk

The Company has significantly reduced its interest rate risk as a result of its refinancing activities in 2010. The Company had outstanding total debt at September 30, 2011 of $253.6 million, of which $249.7 million carries a fixed rate of interest at 3.35% and $3.9 million of short-term debt has variable interest rates. Should the Company need to use its revolving credit facility, it would consider entering into hedge agreements to mitigate the interest rate risk if conditions warrant.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During 2011, the Company entered into hedge agreements with financial counterparties. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The agreements cover approximately 48% of the Company’s diesel fuel requirements for the fourth quarter of 2011 and 25% of the Company’s total 2012 diesel fuel requirements. The Company uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. These agreements qualify for hedge accounting. Therefore, changes in the fair value of diesel fuel hedge agreements are recorded in Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed transactions denominated in the U.S. dollar, Canadian dollar, Brazilian Real, British pound and Euro. The Company enters into these contracts to reduce the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows. The face value of unexpired contracts as of September 30, 2011 totaled U.S. $34.9 million. Approximately U.S. $33.4 million of these contracts were designated as hedges and qualified for hedge accounting and as a result, changes in fair values from these contracts were recorded in Other Comprehensive Income during the nine months ended September 30, 2011.

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

Cautionary Note on Forward-Looking Statements

This Report contains forward-looking statements, including, among others, statements relating to sales and earnings growth, earnings per share, gross margin changes, trade and marketing spending, the Company’s hedge programs, the impact of foreign exchange and commodity fluctuations, the effective tax rate, the impact of tax audits, tax changes and the lapse of applicable statutes of limitations, facility restructuring charges, environmental matters, the Company’s commercial paper short-term debt program, sufficiency of cash flows from operations, the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs, payment of dividends and expected purchases under the Company’s share repurchase authorization, increased sales and working capital in the fourth quarter of 2011 due to the information systems upgrade, the acquisition of the SIMPLY SALINE, FELINE PINE and BATISTE brands, investments in the new joint venture, Natronx, divestitures, the new corporate office building and the three leased facilities adjacent to the Princeton headquarters, the effect of the credit environment on the Company’s liquidity, and capital expenditures and transition costs relating to the construction of a West Coast manufacturing and distribution facility. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include a decline in market growth and consumer demand (including the effect of political, economic and marketplace conditions and events on consumer demand); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition; the impact of trade customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s filings with the U.S. Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Notes 15f and 15g to the consolidated financial statements included in this report for descriptions of an administrative proceeding relating to an environmental matter affecting the Company’s Brazilian subsidiary and a subpoena and civil investigative demand issued to the Company by the Federal Trade Commission, which descriptions are incorporated herein by reference.

The Company, in the ordinary course of its business, is the subject of, or party to, various other pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial condition, results of operation or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s business, financial condition or future results.

ITEM 6.	EXHIBITS

	(3.1)	Restated Certificate of Incorporation of the Corporation, as amended through June 4, 2008, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(10.1)	Lease Agreement (Build to Suit), dated July 20, 2011, between Church & Dwight Co., Inc. and CD 95 L.L.C.

•	(10.2)

Amendment No. 1 to Credit Agreement dated as of August 4, 2011, among Church & Dwight Co., Inc., the lenders named therein, Bank of America, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Deutsche Bank AG New York Branch, HSBC Bank USA, National Association and Union Bank, N.A., as co-documentation agents.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and October 1, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and October 1, 2010, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011 and October 1, 2010 and (v) Notes to Condensed Consolidated Financial Statements.

	•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC. (REGISTRANT)

DATE: November 4, 2011	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE: November 4, 2011	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

(3.1)	Restated Certificate of Incorporation of the Corporation, as amended through June 4, 2008, incorporated by reference to
		Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(10.1)	Lease Agreement (Build to Suit), dated July 20, 2011, between Church & Dwight Co., Inc. and CD 95 L.L.C.

•	(10.2)

Amendment No. 1 to Credit Agreement dated as of August 4, 2011, among Church & Dwight Co., Inc., the lenders named therein, Bank of America, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Deutsche Bank AG New York Branch, HSBC Bank USA, National Association and Union Bank, N.A., as co-documentation agents.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and October 1, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and October 1, 2010, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011 and October 1, 2010 and (v) Notes to Condensed Consolidated Financial Statements.

	•	Indicates documents filed herewith.