Form 10-K
period 2011-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2012-02-24
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission file number
1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☒            Accelerated filer  ☐             Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 1, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5.9 billion. For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on July 1, 2011.

As of February 20, 2012, there were 142,396,743 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 29, 2012 are incorporated by reference in Items 10 through 14 of Item III of this Annual Report on Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to sales and earnings growth, earnings per share, gross margin changes, trade and marketing spending, the Company’s hedge programs, the impact of foreign exchange and commodity fluctuations, the effective tax rate, the impact of tax audits, tax changes and the lapse of applicable statutes of limitations, facility restructuring charges, environmental matters, the effect of the credit environment on the Company’s liquidity and capital expenditures, the Company’s commercial paper program, sufficiency of cash flows from operations, the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs, payment of dividends and expected purchases under the Company’s share repurchase authorization, impact of the change in the quarterly financial reporting calendar, expected cash contributions to pension plans, investments in the Natronx Technology LLC joint venture, divestitures, completion of the Company’s new corporate office building and vacating of the three leased facilities adjacent to the Princeton headquarters, transition costs relating to the construction of a West Coast manufacturing and distribution facility and transition of operations at the Company’s Green River, Wyoming facility and ability to expand West Coast facility. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include a decline in market growth and consumer demand (including the effect of political, economic and marketplace conditions and events on consumer demand); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition; the impact of trade customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS

GENERAL

The Company, founded in 1846, develops, manufactures and markets a broad range of household, personal care and specialty products. The Company focuses its marketing efforts principally on its eight “power brands.” These well-recognized brand names include ARM & HAMMER, (used in multiple product categories such as baking soda, carpet deodorization and laundry detergent), TROJAN Condoms, XTRA laundry detergent, OXICLEAN pre-wash laundry additive, NAIR depilatories, FIRST RESPONSE home pregnancy and ovulation test kits, ORAJEL oral analgesics and SPINBRUSH battery-operated toothbrushes. The Company’s business is divided into three primary segments, Consumer Domestic, Consumer International and Specialty Products. The Consumer Domestic segment includes the eight power brands and other household and personal care products such as SCRUB FREE, KABOOM and ORANGE GLO cleaning products, ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant, and CLOSE-UP and AIM toothpastes. The Consumer International segment primarily sells a variety of personal care products, some of which use the same brands as our domestic product lines, in international markets, including Canada, France, Australia, the United Kingdom, Mexico, Brazil and China. The Specialty Products segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2011, the Consumer Domestic, Consumer International and Specialty Products segments represented approximately 72%, 19% and 9%, respectively, of the Company’s net sales.

All domestic brand “rankings” contained in this report are based on dollar share rankings from AC Nielsen Food, Drug, Mass (“FDM”) excluding Wal-Mart for the 52 weeks ending December 24, 2011. Foreign brand “rankings” are derived from several sources.

2011 DEVELOPMENTS

New Manufacturing Facility

During the first quarter of 2011, the Company announced its decision to relocate a portion of its Green River, Wyoming operations to a newly leased site in Victorville, California in the first half of 2012. Specifically, the Company will be relocating its cat litter manufacturing operations and distribution center to this southern California site to be closer to transportation hubs and its West Coast customers. The site will also produce liquid laundry detergent products and is expandable to meet business needs for the foreseeable future. The Company’s sodium bicarbonate operations and other consumer product manufacturing will remain at the Green River facility.

Two-for-one stock split

On June 1, 2011, the Company effected a two-for-one stock split of the Company’s Common Stock in the form of a 100% stock dividend. All applicable amounts in the consolidated financial statements and related disclosures have been retroactively adjusted to reflect the stock split.

BATISTE Acquisition

On June 28, 2011, the Company acquired the BATISTE dry shampoo brand from Vivalis, Limited (“BATISTE Acquisition”) for cash consideration of $64.8 million. The Company paid for the acquisition from available cash. BATISTE annual sales are approximately $20.0 million. The BATISTE brand is managed principally within the Consumer International segment.

New Corporate Office Building

On July 20, 2011, the Company entered into a 20 year lease for a new corporate headquarters building that will be constructed in Ewing, New Jersey (approximately 10 miles from the Company’s existing corporate headquarters in Princeton, New Jersey) to meet office space needs for the foreseeable future. Based on current expectations that the facility will be completed and occupied beginning in early 2013, the lease will expire in 2033. The Company’s lease commitment is approximately $116 million over the lease term. In conjunction with its lease of the new headquarters building, the Company will be vacating three leased facilities adjacent to its current Princeton headquarters facility.

Share Repurchase Authorization

On August 4, 2011, the Company announced that the Board of Directors authorized the repurchase of up to $300 million of the Company’s Common Stock. Any purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, corporate and legal requirements and other factors. There is no expiration date on the stock repurchase authorization, and the Company is not obligated to acquire any specific number of shares. The Company purchased 1.8 million shares at a cost of $80.1 million in the fourth quarter of 2011.

New Joint Venture

On September 22, 2011, the Company, together with FMC Corporation and TATA Chemicals, formed an operating joint venture, Natronx Technologies LLC (“Natronx”). The Company has a one-third ownership interest in Natronx, and its investment is accounted for under the equity method. The joint venture will engage in the manufacturing and marketing of sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. The sorbents, primarily sodium bicarbonate and trona, are used by coal-fired utilities to remove harmful pollutants, such as acid gases, in flue-gas treatment processes. Natronx intends to invest approximately $60 million to construct a 450,000 ton per year facility in Wyoming to produce trona sorbents by the fourth quarter of 2012, the cost of which will be equally shared among all members. The joint venture started business in the fourth quarter of 2011 and the Company made an initial investment of approximately $3 million and is committed to investing upwards of an additional $17 million in 2012.

Commercial Paper Notes

In the third quarter of 2011, the Company entered into an agreement with two banks to establish a commercial paper program (the “Program”). Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500 million. The maturities of the notes will vary but may not exceed 397 days. The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement. If, for any reason, the Company is unable to access the commercial paper market, the revolving credit agreement (“Credit Agreement”) would be utilized to meet the Company’s short-term liquidity needs. The Company recently amended its Credit Agreement to support the Program. Total combined borrowing for both the Credit Agreement and the Program may not exceed $500 million. Additionally the Credit Agreement was also extended through August 4, 2016. The Company did not issue any notes in 2011. As a result of this Program, the Company terminated its accounts receivable securitization facility as the Program has a lower interest rate than the securitization facility.

Information Systems Upgrade

The Company recently upgraded its U.S. and Canadian information systems and plans to do so for certain foreign subsidiaries currently scheduled during 2012. The Company estimated a sales increase in the fourth quarter of approximately $9.0 million due to orders from customers in advance of the U.S. implementation.

Brazil’s Chemical Business

The Company is exploring strategic options for its chemical business in Brazil. The business, which has annual revenues of approximately $40 million, markets sodium bicarbonate, dairy products and other chemicals in Brazil. The net assets associated with a portion of this business have been classified as “held for sale” for financial statement reporting purposes as of December 31, 2011.

FINANCIAL INFORMATION ABOUT SEGMENTS

As noted above, the Company’s business is organized into three reportable segments, Consumer Domestic, Consumer International and Specialty Products (“SPD”). These segments are based on differences in the nature of products and organizational and ownership structures. The businesses of these segments generally are not seasonal, although the Consumer Domestic and Consumer International segments are affected by sales of SPINBRUSH battery-operated toothbrushes, which typically are higher during the fall, in advance of the holiday season, and sales of NAIR depilatories and waxes, which typically are higher in the spring and summer months. Information concerning the net sales, operating income and identifiable assets of each of the segments is set forth in Note 19 to the consolidated financial statements included in this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is Item 7 of this report.

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

SNO BOL Toilet Bowl Cleaner

XTRA and NICE’N FLUFFY Fabric Softeners

DELICARE Fine Fabric Wash

OXICLEAN Detergent and Cleaning Solution

KABOOM Cleaning Products

ORANGE GLO Cleaning Products

FELINE PINE Cat Litter

Type of Product	Key Brand Names

Personal Care

ARM & HAMMER Toothpastes

SPINBRUSH Battery-operated Toothbrushes

MENTADENT Toothpaste, Toothbrushes

AIM Toothpaste

PEPSODENT Toothpaste

CLOSE-UP Toothpaste

RIGIDENT Denture Adhesive

ARM & HAMMER Deodorants & Antiperspirants

ARRID Antiperspirants

LADY’S CHOICE Antiperspirants

TROJAN Condoms and Vibrating Products

FIRST RESPONSE Home Pregnancy and Ovulation Test Kits

ANSWER Home Pregnancy and Ovulation Test Kits

NAIR Depilatories, Lotions, Creams and Waxes

ORAJEL Oral Analgesics

SIMPLY SALINE Nasal Saline Moisturizer

CARTERS LITTLE PILLS Laxative

Household Products

In 2011, household products constituted approximately 65% of the Company’s Domestic Consumer sales and approximately 47% of the Company’s total sales.

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

The Company’s laundry detergents constitute its largest consumer business, measured by net sales. The Company markets its ARM & HAMMER brand laundry detergents, in both powder and liquid forms, as value products, priced at a discount from products identified by the Company as market leaders. The Company markets its XTRA laundry detergent in both powder and liquid at a slightly lower price than ARM & HAMMER brand laundry detergents. The Company also markets XTRA SCENTSATIONS, a highly fragranced and concentrated liquid laundry detergent, and OXICLEAN pre-wash laundry additive. OXICLEAN is the number one brand in the laundry pre-wash additives market in the U.S. The Company markets ARM & HAMMER Power Gel Laundry Detergent and ARM & HAMMER plus OXICLEAN liquid and powder laundry detergents, combining the benefits of these two powerful laundry detergent products. In 2011 the Company launched the only scented liquid detergent clinically tested safe for sensitive skin under the ARM & HAMMER name. The Company recently introduced ARM & HAMMER CRYSTAL BURST power packs, a new convenient unit dose form of laundry detergent.

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

The Company also markets a line of cat litter products, including ARM & HAMMER Super Scoop clumping cat litter. Line extensions of Super Scoop include ARM & HAMMER Multi-Cat cat litter, designed for households with more than one cat, ARM & HAMMER Odor Alert cat litter, with crystals that change color when activated, ARM & HAMMER Essentials clumping cat litter, a corn-based scoopable litter made for consumers who prefer to use products made from natural ingredients, and ARM & HAMMER Double Duty cat litter, which eliminates both urine and feces odors on contact. FELINE PINE cat litter, which was acquired in December 2010, continues to be the number one brand in the natural litter segment, which is the highest growth segment in the litter category. This brand complements the Company’s existing cat litter business and positions the Company as the leading supplier of natural cat litter. In 2012, the Company will launch ARM & HAMMER Ultra Last, a longer lasting clumping cat litter.

In addition, the Company markets a line of household cleaning products including CLEAN SHOWER daily shower cleaner, SCRUB FREE bathroom cleaners and SNO BOL toilet bowl cleaner. The Company also markets KABOOM bathroom cleaner and ORANGE GLO household cleaning products. In 2012, the Company will launch OXICLEAN Dishwasher Booster, which removes cloudy film and food particles on glasses and dishes.

Personal Care Products

The Company participates in the personal care business using the unique strengths of its ARM & HAMMER trademark and baking soda technology, and has expanded its presence through its acquisition of antiperspirants, oral care products, depilatories, reproductive health products, oral analgesics and nasal saline moisturizers under a variety of other leading brand names. In 2011, Personal Care Products constituted approximately 35% of the Company’s Consumer Domestic sales and approximately 25% of the Company’s total sales.

ARM & HAMMER Baking Soda, when used as a dentifrice, whitens and polishes teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE brand name. In 2012, the Company plans to launch a line of toothpaste for sensitive teeth under the combined ARM & HAMMER and ORAJEL names.

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

The Company markets SPINBRUSH battery-operated toothbrushes in the United States (including Puerto Rico), the United Kingdom, Canada, China and Australia. In 2011, the SPINBRUSH battery-operated toothbrush was the number one brand of battery-operated toothbrushes in the United States. The Company also markets SPINBRUSH Pro-Select toothbrushes, a two speed version of the product, SPINBRUSH Pro-Recharge, a rechargeable toothbrush offering up to one week of power brushes between charges and SPINBRUSH Sonic, a reasonably priced high speed battery-operated toothbrush which competes with much more expensive “sonic” toothbrushes. In 2012, the Company will launch ARM & HAMMER Tooth Tunes battery operated toothbrushes, a toothbrush with proprietary technology which delivers music while brushing.

The Company’s deodorant and antiperspirant products are marketed under the ARM & HAMMER, ARRID and LADY’S CHOICE brand names.

Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases (“STDs”). The Company’s TROJAN condom brand has been in use for more than 90 years. In 2011, the brand continued its market and innovation leadership in the United States with the new ECSTASY product line and continued success of such products as EXTENDED PLEASURE, HER PLEASURE, TWISTED PLEASURE, SHARED PLEASURE, MAGNUM WITH WARM SENSATIONS, a

unique lubricant system which warms the skin on contact for enhanced pleasure, TROJAN Ultra Thin condoms and TROJAN Fire and Ice Condoms. The Company also markets a series of vibrating products under the TROJAN name. In 2012, the Company will launch TROJAN Vibrations Midnight Collection, a new line of vibrating products.

In 2011, the Company’s FIRST RESPONSE brand continued to be number one in the home pregnancy and ovulation test kit business category. The Company also markets ANSWER, which competes in the value segment of the home pregnancy and ovulation test kit market. The Company also markets a home female fertility test under the FIRST RESPONSE brand name.

The Company’s NAIR depilatory brand is the number one depilatory brand in the United States, with innovative products that address consumer needs for quick, complete and longer-lasting hair removal. The Company offers a full array of depilatory products for women, men and teens under the NAIR brand name. In 2011 and 2012, new NAIR variants were launched. These include Cool Gel, Roll-On Milk and Honey, and Brazilian Spa Clay products.

The Company markets the SIMPLY SALINE brand of nasal saline moisturizers, complementing the Company’s existing STERIMAR brand nasal saline solution business in Europe and other parts of the world.

Consumer International

The Consumer International segment markets a variety of personal care products, household and over-the-counter products in international markets, including Canada, France, Australia, the United Kingdom, Mexico, Brazil and China.

Total Consumer International net sales represented approximately 19% of the Company’s consolidated net sales in 2011. Net sales of the subsidiaries located in Canada, France, the United Kingdom and Australia accounted for 36%, 17%, 17% and 12%, respectively, of the Company’s 2011 international net sales in this segment. No other country in which the Company operates accounts for more than 10% of its total international net sales in this segment, and no product line accounts for more than 10% of total international net sales.

Certain of the Company’s international product lines are similar to its domestic product lines. The Company markets depilatories and waxes, home pregnancy and ovulation test kits and oral care products in most of its international markets. For example, the Company markets waxes and depilatory products in virtually all international locations, and TROJAN condoms in Canada and Mexico.

The Company has expanded distribution of ARM & HAMMER products internationally by marketing ARM & HAMMER laundry and pet care products in Canada and ARM & HAMMER laundry care products in Mexico. The Company also markets SPINBRUSH battery-operated toothbrushes, primarily in the United Kingdom, Canada, France, China and Australia, and OXICLEAN, KABOOM and ORANGE GLO products primarily in Mexico and Canada.

The Company sells PEARL DROPS products in Europe, Canada and Australia, STERIMAR nasal hygiene products in a number of markets in Europe, Latin America, China and Australia, and BATISTE dry shampoo principally in the United Kingdom.

COMPETITION FOR CONSUMER DOMESTIC AND CONSUMER INTERNATIONAL

The Company competes in the household and personal care consumer products categories using the strengths of its trademarks and technologies. These are highly innovative categories, characterized by a continuous flow of new products and line extensions, and requiring significant advertising and promotion, in which we compete primarily on the basis of quality, innovation and price. Consumer products, particularly those that are valued-priced, such as laundry and household cleaning products, as well as certain toothpaste products, are subject to significant price competition. As a result, the Company from time to time may need to reduce the prices for some of its products to respond to competitive and customer pressures and to maintain market share.

Internationally, the Company’s products compete in similar competitive categories for most of its products.

Many of the Company’s competitors are large companies, including The Procter & Gamble Company, Sun Products Corporation, The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Henkel AG & Co. KGaA, Reckitt Benckiser Group plc, Johnson & Johnson, Ansell Limited, and Inverness Medical Innovations, Inc. Many of these companies have greater financial resources than the Company and have the capacity to outspend the Company if they attempt to gain market share.

Product introductions typically involve heavy marketing costs in the year of launch, and the Company usually is not able to determine whether the new products and line extensions will be successful until a period of time has elapsed following the introduction of the new products or the extension of the product line.

Because of the competitive environment facing retailers, the Company faces pricing pressure from customers, particularly high-volume retail store customers, who have increasingly sought to obtain pricing concessions or better trade terms. These concessions or terms could reduce the Company’s margins. Furthermore, if the Company is unable to maintain price or trade terms acceptable to its trade customers, the customers could increase product purchases from competitors and reduce purchases from the Company, which would harm the Company’s sales and profitability.

DISTRIBUTION FOR CONSUMER DOMESTIC

Products in the Consumer Domestic segment are marketed throughout the United States primarily through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, pet specialty stores and dollar stores. The Company employs a sales force based regionally throughout the United States, that utilizes the services of independent food brokers, who represent our products in the Food, Pet, Dollar and Club classes of trade. The Company’s products are stored in Company plants and third-party owned warehouses and are either delivered by independent trucking companies or picked up by customers.

DISTRIBUTION FOR CONSUMER INTERNATIONAL

The Company’s Consumer International distribution network reflects capacity and cost considerations in the regions served. In Canada, Mexico and Australia, finished goods are warehoused internally and shipped directly to customers through independent freight carriers. In the United Kingdom, domestic product distribution is subcontracted to professional distribution companies, while export product distribution is handled internally and shipped from the Company’s warehouses. In France, distribution of consumer products to mass markets is handled internally while distribution of the Company’s over-the-counter products to pharmacies and professional diagnostics to laboratories is handled by outside agencies. In Brazil and China, all product distribution is subcontracted to professional distribution companies.

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

The Company’s 99.2% owned Brazilian subsidiary, Quimica Geral do Nordeste (“QGN”), is South America’s leading provider of sodium bicarbonate. The business, which has annual revenues of approximately $40 million, markets sodium bicarbonate, dairy products and other chemicals in Brazil.

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

On September 22, 2011, the Company, together with FMC Corporation and TATA Chemicals, formed an operating joint venture, Natronx Technologies LLC (“Natronx”). The Company has a one-third ownership interest in Natronx, and its investment is accounted for under the equity method. The joint venture will engage in the manufacturing and marketing of sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. The sorbents, primarily sodium bicarbonate and trona, are used by coal-fired utilities to remove harmful pollutants, such as acid gases, in flue-gas treatment processes. Natronx intends to invest approximately $60 million to construct a 450,000 ton per year facility in Wyoming to produce trona sorbents by the fourth quarter of 2012, the cost of which will be equally shared among all members. The joint venture started business in the fourth quarter of 2011 and the Company made an initial investment of approximately $3 million and is committed to investing upwards of an additional $17 million in 2012.

Animal Nutrition Products

A special grade of sodium bicarbonate, as well as sodium sesquicarbonate, is sold to the animal feed market as a feed additive for use by the dairy industry as a buffer, or antacid, for dairy cattle. The Company also markets DCAD Plus feed grade potassium carbonate, which is manufactured by the Armand Products Company as a feed additive into the animal feed market.

The Company markets MEGALAC rumen bypass fat, a nutritional supplement made from natural oils, which enables cows to maintain energy levels during the period of high milk production, resulting in improved milk yields and minimized weight loss. The product and the trademark MEGALAC are licensed under a long-term license agreement from a British company, Volac Ltd.

The Company also markets BIO-CHLOR and FERMENTEN, a range of specialty feed ingredients for dairy cows, which improve rumen feed efficiency and help increase milk production.

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

COMPETITION FOR SPD

Competition within the specialty chemicals and animal nutrition product lines is intense. The specialty chemicals business operates in a competitive environment influenced by capacity utilization, customers’ leverage and the impact of raw material and energy costs. Product introductions typically involve introductory costs in the year of launch, and the Company usually is not able to determine whether new products and line extensions will be successful until sometime following the introduction of new products or the extension of the product lines.

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

RAW MATERIALS AND SOURCES OF SUPPLY

The Company manufactures sodium bicarbonate for both its consumer and specialty products businesses at its plants located at Green River, Wyoming and Old Fort, Ohio. The primary source of soda ash, a basic raw material used by the Company in the production of sodium bicarbonate, is the mineral trona, which is found in abundance in southwestern Wyoming near the Company’s Green River plant. The Company has adequate trona reserves under mineral leases to support the Company’s sodium bicarbonate requirements for the foreseeable future.

The Company is party to a partnership agreement with General Chemical Corporation, which mines and processes trona reserves in Wyoming. Through the partnership and related supply and services agreements, the Company fulfills a substantial amount of its soda ash requirements, enabling the Company to achieve some of the economies of an integrated business capable of producing sodium bicarbonate and related products from the basic raw material. The Company also has an agreement for the supply of soda ash from another company. The partnership agreement and other supply agreements between the Company and General Chemical are terminable upon two years notice by either company. The Company believes that sufficient alternative sources of supply are available.

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

The trend of higher raw material costs continued into 2011. As a result, the cost of surfactants, diesel fuel, palm fatty acid distillate (PFAD), latex, corrugated paper and oil-based raw and packaging materials used in the household and specialty products businesses were all higher in 2011 than 2010. Additional increases in the prices of certain raw materials could materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

The Company utilizes the services of third party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

The Company’s trademarks (identified throughout this report in capitalized letters), including ARM & HAMMER, are registered with the United States Patent and Trademark Office and also with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by the Company since 1867, and is a valuable asset and important to the successful operation of the Company’s business. The Company’s other valuable trademarks include TROJAN, NAIR, ORAJEL, FIRST RESPONSE, XTRA, OXICLEAN, SPINBRUSH, BATISTE, SIMPLY SALINE and FELINE PINE. The Company’s portfolio of trademarks represents substantial goodwill in the businesses using the trademarks.

United States patents are currently granted for a term of 20 years from the date the patent application is filed. Although the Company actively seeks and maintains a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2011, 2010, and 2009, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates were 23%, 23% and 22% respectively, of the Company’s total consolidated net sales. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant. No other customer accounted for more than 10% of consolidated net sales in the three year period.

RESEARCH & DEVELOPMENT

The Company conducts research and development activities primarily at its Princeton and Cranbury facilities in New Jersey. The Company devotes significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features and to provide increased convenience and value to its customers. To increase its innovative capabilities, the Company engages outside contractors for general research and development in activities beyond its core areas of expertise. The Company spent $55.1 million, $53.7 million and $55.1 million on research and development activities in 2011, 2010 and 2009, respectively.

GOVERNMENT REGULATION

General

Some of the Company’s products are subject to regulation by one or more United States agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), and foreign agencies.

FDA regulations govern a variety of matters relating to our products, such as product development, manufacturing, premarket clearance or approval, advertising and distribution. The regulations adopted and standards imposed by the FDA and similar foreign agencies evolve over time and can require the Company to make changes in its manufacturing processes and quality systems to remain in compliance. These agencies periodically inspect manufacturing and other facilities. If we fail to comply with applicable regulations and standards, we may be subject to sanctions, including fines and penalties, the recall of products and cessation of manufacturing and/or distribution.

In addition, the Company sells products that are subject to regulation under the Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act, which are administered by the Environmental Protection Agency (“EPA”). The Company also is subject to regulation by the FTC in connection with the content of its labeling, advertising, promotion, trade practices and other matters. The Company’s relationship with certain union employees may be overseen by the National Labor Relations Board. The Company’s activities also are regulated by various agencies of the states, localities and foreign countries in which the Company sells its products.

Medical Device Clearance and Approval

To be commercially distributed in the U.S., a medical device must, unless exempt, receive clearance or approval from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”). Lower risk devices are categorized as either class I or II devices, for which the manufacturer must generally submit a premarket notification requesting permission for commercial distribution known as “510(k) clearance.” Our condoms, home pregnancy and ovulation test kits are generally regulated as class II devices. Some low risk devices, including our SPINBRUSH battery powered toothbrushes, are in class I and exempted from a 510(k) requirement. To obtain 510(k) clearance, a device must be substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device. Any modification to a 510(k) cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, generally requires a new clearance or approval. A manufacturer may determine that a new 510(k) clearance is not required, but if the FDA disagrees, it may retroactively require a 510(k) clearance and may require the manufacturer to cease marketing or recall the modified device until 510(k) clearance is obtained. For example, the FDA recently required the Company to submit three 510(k) notifications for modifications to its condom products, where the FDA believed that the Company should have filed a 510(k) prior to making the modifications. The Company submitted these 510(k) notifications in January 2012. To date, the FDA has not required the Company to cease marketing the modified products during the pendency of the 510(k) submissions.

Medical Device Postmarket Regulation

After a medical device is commercialized, numerous regulatory requirements apply, including:

•

the quality system regulation, which imposes current good manufacturing practice requirements governing the methods used in, and the facilities and controls used for, the design, manufacture, packaging, servicing, labeling, storage, installation, and distribution of all finished medical devices intended for human use;

•	labeling regulations prohibiting product promotion for unapproved or “off label” uses;

•

the medical device reporting regulation requiring a manufacturer to report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•

the reports of corrections and removals regulation, which requires a manufacturer to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA.

OTC Pharmaceutical

The Company has over-the-counter (OTC) pharmaceutical products, such as our toothpaste, antiperspirant, and oral analgesics products, that are also subject to FDA and foreign regulation. Under the FDA OTC Monograph System, the FDA issues regulations, known as “monographs,” that specify the active ingredients and permitted indications, allowable combinations of ingredients and dosage levels and required warnings and precautions. In addition, all of the Company’s facilities in the pharmaceutical production and distribution chain must comply with FDA’s good manufacturing practices regulations and are subject to the FDA’s periodic audits.

For information regarding recent FDA actions pertaining to the Company, see ”Risk Factors—Failure by us or certain of our suppliers to comply with various regulations in the countries which we operate could expose us to enforcement actions or other adverse consequences,” in Item 1A of this report.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to federal, state, local and foreign environmental laws, rules and regulations relating to environmental and health and safety concerns including air emissions, wastewater discharges, and solid and hazardous waste management activities. The Company endeavors to take actions necessary to comply with such regulations. These steps include periodic environmental audits of each Company facility. The audits, conducted by independent engineering firms with expertise in environmental compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state, local and foreign laws, rules and regulations. Other than as described under Item 3, Legal Proceedings, in this report, the Company believes that it is in material compliance with existing environmental regulations.

See Item 3, “Legal Proceedings” in this report for information regarding an environmental proceeding relating to the Company’s Brazilian subsidiary.

GEOGRAPHIC AREAS

Approximately 79%, 79% and 81% of the Company’s net sales in 2011, 2010 and 2009, respectively, were to customers in the United States. Approximately 96%, 96% and 95% of the Company’s long-lived assets were located in the United States at December 31, 2011, 2010 and 2009, respectively. Other than the United States, no one country accounts for more than 7% of consolidated net sales and 3% of total assets.

EMPLOYEES

At December 31, 2011, the Company had approximately 3,500 employees. The Company is party to a labor contract with the International Machinists Union at its Colonial Heights, Virginia plant, which expires May 31, 2013. Internationally, the Company employs union employees in France, Mexico, Brazil and New Zealand. The Company believes that its relations with both its union and non-union employees are satisfactory.

CLASSES OF SIMILAR PRODUCTS

The Company’s operations, exclusive of unconsolidated entities, constitute three reportable segments, Consumer Domestic, Consumer International and Specialty Products (SPD). The table set forth below shows the percentage of the Company’s net sales contributed by each group of similar products marketed by the Company during 2011, 2010 and 2009.

	% of Net Sales
(In millions)	2011	2010	2009
Consumer Domestic
Household Products	47%	47%	47%
Personal Care Products	25%	26%	27%
Consumer International	19%	17%	16%
Specialty Products	9%	10%	10%

The table above reflects consolidated net sales, exclusive of net sales of unconsolidated entities.

PUBLIC INFORMATION

The Company maintains a web site at www.churchdwight.com and on the “Investors—SEC Filings” page of the web site makes available free of charge the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission. Also available on the “Investors—Corporate Governance” page on the Company’s website are the Company’s Corporate Governance Guidelines, charters for the Audit, Compensation & Organization and Governance & Nominating Committees of the Company’s Board of Directors and the Company’s Code of Conduct. Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 469 North Harrison Street, Princeton, New Jersey 08543, attention: Secretary. The information presented in the Company’s web site is not a part of this report and the reference to the Company’s web site is intended to be an inactive textual reference only.

ITEM 1A.	RISK FACTORS

The following risks and uncertainties, as well as others described elsewhere in this report, could materially adversely affect our business, results of operations and financial condition:

•	Economic conditions could adversely affect our business.

Uncertainty about current global economic conditions has adversely affected demand for some of our products. Factors that can affect demand include rates of unemployment, consumer confidence, health care costs, fuel and other energy costs and other economic factors affecting consumer spending behavior. While the Company’s products generally are consumer staples that should be less vulnerable to decreases in discretionary spending than other products, they may become subject to increasing price competition as recessionary conditions continue. Moreover, some of our products, such as laundry additives and battery-operated toothbrushes, are more likely to be affected by consumer decisions to control spending.

Some of our customers, including mass merchandisers, supermarkets, drugstores, convenience stores, wholesale clubs, pet specialty stores and dollar stores have experienced declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all. In response, we regularly conduct a review of the financial strength of our key customers. As appropriate, we modify customer credit limits, which may have an adverse impact on future sales. Because the same economic conditions are impacting many of our suppliers, we also regularly conduct a similar review of our suppliers to assess both their financial viability and the importance of their products to our operations. Where appropriate, we intend to identify alternate sources of materials and services. To date, we have not experienced a material adverse impact from economic conditions affecting our customers or suppliers. However, a continued economic decline that adversely affects our suppliers and customers could adversely affect our operations and sales.

In recent years, the banking system and financial markets have experienced severe disruption, including, among other things, bank failures and consolidations, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations, and fluctuations in foreign currency exchange rates. These conditions present the following risks to us, among others:

•

We are dependent on the continued financial viability of the financial institutions that participate in the syndicate that is generally obligated to fund our Credit Agreement. In addition, the Credit Agreement includes a “commitment increase” feature that enables us to increase the size of the revolving credit facility, subject to lending commitments and certain conditions. Any disruption in the credit markets could limit the availability of credit or the ability or willingness of financial institutions to extend credit, which could adversely affect our liquidity and capital resources. If any financial institutions that are parties to the Credit Agreement are unable to honor their funding commitments, the cash availability under our Credit Agreement and Commercial Paper program may be curtailed.

•

Downgrades in our credit ratings and other effects of volatile economic conditions on the credit market could reduce our liquidity or increase our borrowing costs and liquidity. Our short- and long-term credit ratings affect our borrowing costs and access to financing. A downgrade in our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. Disruptions in the commercial paper market or other effects of volatile economic conditions on the credit market also could raise our borrowing costs for both short- and long-term debt offerings. Either scenario could adversely affect our liquidity and capital resources.

We have not been notified of any circumstances that would prevent any participating financial institution from funding our Credit Agreement. However, under current or future circumstances, such constraints may exist. Although we believe that our operating cash flows, together with our access to the credit markets, provide us with significant discretionary funding capacity, the inability of one or more institutions to fulfill their funding obligations under the Credit Agreement could have a material adverse effect on our liquidity and operations.

•	If our customers discontinue or reduce distribution of our products or increase private label products, our sales may decline, adversely affecting our financial performance.

The economic crisis caused many of our customers to more critically analyze the number of brands they sell which has resulted in their reduction or discontinuance of certain of our product lines, particularly those products that are not number one or two in their category. If this occurs and we are unable to improve distribution for those products at other customers, our Company’s results could be adversely affected.

In addition, many of our customers sell products under their own private label brands that compete with products that we sell. As consumers look for opportunities to decrease discretionary spending, our customers have discontinued or reduced distribution of some of our products to encourage those consumers to purchase our customers’ less expensive private label products. To the extent some of our products are discontinued or are adversely affected by our trade customers’ actions to increase shelf space for their private label products, we are focusing our efforts on improving distribution with other customers. Our results could be adversely affected if our efforts are not effective.

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

•

We continue to develop and commercialize new products and product line extensions, but if they do not gain widespread customer acceptance or if they cause sales of our existing products to decline, our financial performance could decline.

We strive to introduce new products that are based on current and new technology. The development and introduction of new products involves substantial research, development, marketing and promotional expenditures, which we may be unable to recover if the new products do not gain widespread market acceptance. In addition, if sales generated by new products result in a concomitant decline in sales of our existing products, our financial performance could be harmed.

•

We may discontinue products or product lines which could result in returns, asset write-offs and shutdown costs. We also may engage in product recalls that would reduce our cash flow and earnings and could be detrimental to the brand reputation.

From time to time, we have discontinued certain products and product lines, which resulted in returns from customers, asset write-offs and shutdown costs. We may suffer similar adverse consequences in the future to the extent we discontinue products that do not meet expectations or no longer satisfy consumer demand. Moreover, product quality defects or safety concerns could result in product recalls. Product returns or recalls, write-offs or shutdown costs would reduce sales, cash flow and earnings and damage the product’s brand reputation.

•

We face intense competition in a mature industry and we may be required to increase expenditures and accept lower profit margins to preserve or maintain our market share. Unless the markets in which we compete grow substantially, a loss of market share will result in reduced sales levels and declining operating results.

During 2011, approximately 79% of our sales were generated in U.S. markets. U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, antiperspirants and deodorants. Our unit sales growth in domestic markets will depend on increased use of our products by consumers, product innovation and our ability to capture market share from competitors. We may not succeed in implementing strategies to increase domestic revenues.

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

•	Providing price concessions or trade terms that are acceptable to our customers, or the failure to do so, could adversely affect our sales and profitability.

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

Because of the competitive environment facing many of our customers, particularly our high-volume retail store customers, have increasingly sought to obtain pricing concessions or better trade terms. To the extent we provide concessions or better trade terms, our margins are reduced. Further, if we are unable to maintain terms that are acceptable to our trade customers, these trade customers could reduce purchases of our products and increase purchases of products from our competitors, which would harm our sales and profitability.

•

Reductions in inventory by our trade customers, including as a result of consolidations in the retail industry, could adversely affect orders for our products in periods during which the reduction occurs.

From time to time our retail customers may reduce inventory levels in managing their working capital requirements. Any reduction in inventory levels by our retail customers will result in reduced orders and harm our operating results for the financial periods affected by the reductions. In particular, continued consolidation within the retail industry could potentially reduce inventory levels maintained by our retail customers, which could result in reduced orders and adversely affect our results of operations for the financial periods affected by the reductions.

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

Wal-Mart, together with its affiliates, is our largest customer, accounting for approximately 23% of net sales in 2011, 23% of net sales in 2010 and 22% of net sales in 2009. Our top three customers accounted for approximately 33% of net sales in 2011, 33% of net sales in 2010 and 32% of net sales in 2009. The loss of or a substantial decrease in the volume of purchases by Wal-Mart and its affiliates or any of our other largest customers would harm our sales and profitability.

•	Failure to repay our indebtedness could adversely affect our financial condition and ability to operate our businesses.

As of December 31, 2011, we had $252.3 million of total consolidated indebtedness. Our failure to service our indebtedness or obtain additional financing as needed could have a material adverse effect on our business operating results and financial condition.

•

We may make acquisitions that result in dilution to our current stockholders or increase our indebtedness, or both. In addition, acquisitions that are not properly integrated or are otherwise unsuccessful could strain or divert our resources.

We have made several acquisitions in recent years, including businesses previously operated by Del Pharmaceuticals, Inc. and Orange Glo International, Inc., the SIMPLY SALINE nasal moisturizer product line, the FELINE PINE natural cat litter product line and the BATISTE dry shampoo product line. We may make additional acquisitions or substantial investments in complementary businesses or products in the future. Any future acquisitions or investments would entail various risks, including the difficulty of integrating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. The risks associated with assimilation are increased to the extent we acquire businesses that have stand alone operations that cannot easily be integrated or operations or sources of supply outside of the United States and Canada, for which products are manufactured locally by third parties. These factors could harm our financial condition and operating results. Any future acquisitions or investments could result in substantial cash expenditures, the issuance of new equity by us or the incurrence of additional debt and contingent liabilities. In addition, any potential acquisitions or investments, whether or not ultimately completed, could divert the attention of management and divert other resources from other matters that are critical to our operations.

•	Our condom product line could suffer if the spermicide N-9 is proved or perceived to be harmful.

Our distribution of condoms under the TROJAN and other trademarks is regulated by the FDA. Certain of our condoms, and similar condoms sold by our competitors, contain the spermicide nonoxynol-9 (“N-9”). Some interested groups have issued reports that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse. In late 2008, the FDA issued final labeling guidance for latex condoms but excluded N-9 lubricated condoms from the guidance. While we await further FDA guidance on N-9 lubricated condoms we believe that our present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s guidance, and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, we cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), we could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease our earnings.

•	Our operations and the operations of our third party manufacturers and suppliers may be subject to disruption from events beyond our or their control.

Our operations, as well as the operations of our third party manufacturers and significant suppliers may be subject to disruption from a variety of causes, including work stoppages, financial difficulties, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. If a major disruption were to occur at our operations, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations, any of which could have a material adverse effect on our business.

Similar consequences may result with regard to disruptions in the operations of our third party manufacturers or suppliers, some of which could have a material adverse effect upon our business.

•

Price increases in raw and packaging materials or energy costs could erode our profit margins, which could harm operating results, and efforts to hedge against raw material price increases may adversely affect our operating results if raw material prices decline.

Increases in the prices of raw materials such as surfactants, which are cleaning agents, palm oil, paper products and bottles, or increases in energy costs, could significantly affect our profit margins. In particular, during the past few years, we have experienced extraordinary price increases for raw and packaging materials, diesel fuel and energy. Concerns about the adequacy of oil supply, in the face of increasing demand, continued to affect pricing. We use surfactants and bottles in the manufacture and marketing of laundry and household cleaning products. We use paper products for packaging in many of our consumer and specialty chemical products. We use palm oil in certain of our animal nutrition products. We have attempted to address these price increases through cost reduction programs and price increases of our own products, entering into pre-buying arrangements with certain suppliers and entering into hedge agreements for diesel fuel costs. If raw material price increases continue, we may not be able to fully offset them. This could harm our financial condition and operating results.

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

•	Failure by us or certain of our suppliers to comply with various regulations in the countries which we operate could expose us to enforcement actions or other adverse consequences.

The manufacturing, processing, formulation, packaging, labeling, marketing and sale of our products are subject to regulation by federal agencies, including the FDA, the Federal Trade Commission (“FTC”) and the Consumer Product Safety Commission. In addition, our operations are subject to the oversight of the Environmental Protection Agency, the Occupational Safety and Health Administration and the National Labor Relations Board. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products are sold.

In particular, the FDA regulates the safety, manufacturing, labeling and distribution of condoms, home pregnancy and ovulation test kits, battery operated toothbrushes and over-the-counter pharmaceuticals. The FDA also exercises oversight over cosmetic products such as depilatories. In addition, under a memorandum of understanding between the FDA and the FTC, the FTC has jurisdiction with regard to the promotion and advertising of these products, and the FTC regulates the promotion and advertising of our other products as well. As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that we use to manufacture regulated products and may observe compliance issues that would require us to make certain changes in our manufacturing facilities and processes. The failure of a facility to be in compliance may lead to regulatory action against the products made in that facility, including seizure, injunction or recall, as well as to possible action against the manufacturer. We may be required to make additional expenditures to address these issues or possibly stop selling certain products until the compliance issue has been remediated. As a result, our business could be adversely affected.

For example, the FDA issued a warning letter to us, dated May 16, 2011 (“Warning Letter”), following an inspection of our Princeton, New Jersey headquarters. The Warning Letter stated that our medical device reporting (“MDR”) procedure does not properly identify all required reportable events. The Warning Letter also criticized our proposals for addressing inadequacies previously identified by the FDA as to our complaint handling process. In response, we proposed several corrective actions that were accepted by the FDA, and are engaged in further discussions with the FDA towards resolving the issue relating to our complaint handling process. In addition, partly in response to FDA’s stated concerns, we made product and labeling changes in 2011 and issued a December 2011 safety notice advising consumers about the proper use of SPINBRUSH toothbrushes to avoid injuries associated with improper use of the product.

On February 13, 2012, at the conclusion of an inspection of our Princeton facility, FDA issued a Notice of Inspectional Observations (also known as a “483 report”), containing several observations, including a repeat of an issue identified in a previous 483 report and in the Warning Letter, namely a failure to properly identify all required reportable events. In addition, the 483 report addressed inadequacies in procedures and processes related to corrective and preventive actions, complaint handling, maintenance of a quality system record, and establishment of records of acceptable suppliers. We are preparing a response to the 483 report and intend to fully cooperate in resolving FDA’s regulatory concerns. On February 16, 2012, the FDA issued a safety communication warning consumers “of serious injuries and potential hazards associated with the use of SPINBRUSH.” We plan to cooperate with the FDA to address the matters raised in the safety communication warning.

There is no assurance that the FDA will not take further enforcement action in connection with the foregoing matters, or that additional safety notices or recalls of our SPINBRUSH product will not be required. Either additional enforcement action, or additional safety notices or recalls, if they were to occur, could have a material adverse effect on our financial condition, results of operations and cash flow.

Likewise, any future determination by the FDA or similar foreign agency that our products or quality systems do not comply with applicable regulations could result in future compliance activities, including product recalls, import detentions, injunctions preventing the shipment of products, or other enforcement actions (and associated adverse publicity) that could have a material adverse effect on our financial condition, results of operations and cash flow.

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

•	We are subject to risks related to our international operations that could adversely affect our results of operations.

Our international operations subject us to risks customarily associated with foreign operations, including:

•	currency fluctuations;

•	import and export license requirements;

•	trade restrictions;

•	changes in tariffs and taxes;

•	compliance with laws and regulations concerning ethical business practices, including without limitations, the U.S. Foreign Corrupt Practices Act;

•	restrictions on repatriating foreign profits back to the United States; and

•	difficulties in staffing and managing international operations.

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

We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such substances due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations and we currently are subject to environmental regulatory proceedings involving our Brazilian subsidiary, which has been fined the equivalent of approximately $3 million in the proceedings. Our Brazilian subsidiary is contesting the fine. It is possible that we could become subject to additional environmental liabilities in the future, particularly with respect to our operation in Brazil that could have a material adverse effect on our results of operations or financial condition.

•	Product liability claims and recalls could adversely affect the Company’s sales and operating results and brand’s reputation.

We are, from time to time, subject to product liability claims. We may be required to pay for losses or injuries actually or purportedly caused by our products. Claims could be based on allegations that, among other things, our products contain contaminants, provide inadequate instructions regarding their use, or inadequate warnings concerning interactions with other substances. Product liability claims and recalls also could result in negative publicity that could harm our sales and operating results and the reputation of our brands. In addition, if one of our products is found to be defective, we could be required to recall it, which could result in adverse publicity and significant expenses. Although we maintain product liability and product recall insurance coverage, potential product liability claims and recall costs may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on our business, operating results and financial condition.

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

•

We rely significantly on information technology. Any inadequacy, interruption, loss of data, integration failure or security failure of that technology could harm our ability to effectively operate our business and damage the reputation of our brands.

We rely extensively on information technology systems, some of which are managed by third-party service providers, to interact with internal personnel and customers and suppliers, and other persons. These interactions include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage our business. Our systems could be damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, and security breaches. Although we have business continuity plans in place to address service interruptions, if our business continuity plans do not provide effective alternative processes on a timely basis, we may suffer interruptions in our ability to manage operations which may adversely affect our business. In addition, we have recently completed information systems upgrades in the United States and Canada, which affect our ordering, shipping and billing systems in those countries and plan to institute similar upgrades in 2012. If the new system does not function properly, our ability to order supplies, process and deliver customer orders and process and receive payments for products sold in regions in which we conduct the substantial majority of our business could be limited, which could adversely impact our results of operations and cash flows.

Any business interruptions or data security breaches, including cyber security breaches resulting in private data disclosure, could damage the Company’s reputation and could also adversely impact our results of operations and cash flow. Further, negative postings or comments about us on any social networking web site could damage our reputation.

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

•	There can be no guarantee that the Company will continue to make dividend payments or repurchase its stock.

Although the Company’s Board of Directors has authorized a share repurchase program and recently increased the amount of its quarterly cash dividends payable on its Common Stock, any determinations by the

Company to continue to repurchase its Common Stock or by the Board of Directors to continue to pay cash dividends on its Common Stock will be based primarily upon the Company’s financial condition, results of operations, business requirements, price of its Common Stock in the case of the repurchase program, and Board of Directors’ continuing determination that the repurchase program and the declaration of dividends under the dividend policy are in the best interests of the Company’s stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs.

•	We may not be able to attract, retain and develop key personnel.

Our future performance depends in significant part upon the continued service of our executive officers and other key personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. This effect could be exacerbated if any officers or other key personnel left as a group. Our success also depends on our continuing ability to attract, retain and develop highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key employees or attract, assimilate and retain other highly qualified personnel in the future.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES.

The Company’s executive offices and primary research and development facilities are owned by the Company and are located on 22 acres of land in Princeton, New Jersey. These facilities include approximately 127,000 square feet of office and laboratory space. The Company also owns a 36,000 square foot research and development facility in Cranbury, New Jersey. In addition, the Company leases space in three buildings adjacent to its Princeton facility that contain approximately 140,000 square feet of office space under three leases, of which two expire in 2014, and the other expires in 2022. The Company also leases regional sales offices in various locations throughout the United States, Brazil and China.

On July 20, 2011, the Company entered into a 20 year lease for a new corporate headquarters building that will be constructed in Ewing, New Jersey (approximately 10 miles from the Company’s existing corporate headquarters in Princeton, New Jersey) to meet office space needs for the foreseeable future. Based on current expectations that the facility will be completed and occupied beginning in early 2013, the lease will expire in 2033. The Company’s lease commitment is approximately $116 million over the lease term. In conjunction with its lease of the new headquarters building, which will consist of approximately 250,000 square feet, the Company will be vacating the three leased facilities in Princeton.

The Company and its consolidated subsidiaries also own or lease other facilities as set forth in the following table:

Location	Products Manufactured	Approximate Area (Sq. Feet)
Owned:
Manufacturing facilities
York, Pennsylvania	Liquid laundry detergent and cat litter	450,000
Harrisonville, Missouri	Liquid laundry detergent and fabric softener	360,000
Green River, Wyoming	Sodium bicarbonate and various consumer products	273,000
Lakewood, New Jersey	Various consumer products	250,000
Colonial Heights, Virginia	Condoms	220,000
Old Fort, Ohio	Sodium bicarbonate, rumen bypass fats and various consumer products	208,000

Location	Products Manufactured	Approximate Area (Sq. Feet)
Montreal, Canada	Personal care products	157,000
Camaçari, Bahia, Brazil	Sodium bicarbonate and other products	120,000
Feira de Santana, Bahia, Brazil(1)		106,000
Folkestone, England	Personal care products	78,000
Madera, California	Rumen bypass fats and related products	50,000
Itapura, Bahia, Brazil	Barite	35,000
New Plymouth, New Zealand	Condom processing	31,000
Oskaloosa, Iowa	Animal nutrition products	27,000
Warehouses
York, Pennsylvania	—	650,000
Harrisonville, Missouri	—	150,000
Green River, Wyoming	—	101,000
Camaçari, Bahia, Brazil	—	39,200
Itapura, Bahia, Brazil	—	19,600
Feira de Santana, Bahia, Brazil	—	13,100
Leased:
Manufacturing facilities
North Brunswick, New Jersey(2)	—	360,000
Victorville, California(3)	Liquid laundry detergent and cat litter	150,000
Folkestone, England(4)	Personal care products	21,500
Warehouses
Fostoria, Ohio	—	125,000
Grandview, Missouri	—	304,000
Mississauga, Canada(5)	—	123,000
Victorville, California(3)	—	300,000
Barcelona, Spain(6)	—	20,000
Folkestone, England(7)	—	45,600
Revel, France	—	35,500
Mexico City, Mexico	—	27,500
Sydney, Australia	—	24,900
Feira de Santana, Bahia, Brazil	—	21,700
Atlanta, Georgia	—	23,071
Offices
Barcelona, Spain(6)	—	85,000
Levallois, France	—	21,600
Mississauga, Canada	—	17,000
Folkestone, England(8)	—	11,000
Dover, England	—	9,400

(1)	Manufacturing site is idle.
(2)	Lease expires in 2015. The Company has subleased this building until July 2012.
(3)	Lease expires in 2024, subject to two five-year extensions at the option of the Company.
(4)	Lease expires in April 2017, subject to review every five years.
(5)	Lease expires in 2022, subject to two five-year extensions at the option of the Company.
(6)	In Barcelona, Spain, the Company leases an 85,000 square foot facility in which manufacturing operations ceased in 2006. The lease expires in November 2012. The Company has subleased 57,000 square feet of the plant to a third party.
(7)	Lease expires in March 2022, with break options every eight years.
(8)	Lease expires in November 2024, with break options every seven years.

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

Brazil Environmental Matters

In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by environmental authorities in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills. QGN ceased site operations in August 2010. In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills. In addition, notwithstanding repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million reals (approximately $3 million) for the discharge of contaminants above allowable limits. The description of the basis for the fine included a reference to aggravating factors which may indicate that local “management’s intent” was considered in determining the severity of the fine. QGN filed with IMA an administrative defense to the fine. IMA has not yet responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures, including the removal of the landfills, and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, in February 2011, IMA issued a revised Remediation Notification providing for further site analysis by QGN, including further study of the integrity of the landfills. The revised Remediation Notice did not include a requirement to remove the landfills. QGN has responded to the revised Remediation Notification providing further information regarding the remediation measures and intends to continue discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on an appropriate remediation plan. In mid 2011, QGN, consistent with the revised Remediation Notice, began an additional site investigation, capped the two active landfills with an impervious synthetic cover and initiated the closure of the pond. However, discussions are continuing with INEMA concerning the potential removal of the landfills.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009 and an additional $4.8 million in 2010 for remediation, fines and related costs. As of December 31, 2011, $1.7 million has been spent on the remediation activities. If INEMA requires the removal of the landfills and, if the Company is unsuccessful in appealing such decision, the cost could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

Antitrust Matters

In June 2009, the Company received a subpoena and civil investigative demand from the Federal Trade Commission (“FTC”) in connection with a non-public investigation in which the FTC is seeking to determine if the Company has engaged or is engaging in any unfair methods of competition with respect to the distribution and sale of condoms in the United States through potentially exclusionary practices. The Company believes that its distribution and sales practices involving the sale of condoms are in full compliance with applicable law.

The FTC investigation arose out of allegations raised by Mayer Laboratories, Inc. (“Mayer Labs”), a California based condom business competitor whose principal brand of condoms has a U.S. market share of less than one percent. On November 21, 2008, following the Company’s receipt of correspondence from counsel for Mayer Labs threatening litigation related to the Company’s condom sales and marketing practices, the Company commenced a declaratory judgment action in the United States District Court for the District of New Jersey seeking a ruling that the Company’s condom sales and marketing practices are legal. The case subsequently was transferred to the United States District Court for the Northern District of California.

In the litigation, Mayer Labs alleges, among other things, that the Company’s long standing shelf space program under which a retail store chain allocates a percentage of shelf space to the Company’s products in exchange for price rebates, other sales and marketing practices through which the Company allegedly attempted to influence the brand mix and shelf placement of condoms in certain retail stores, and other alleged anti-competitive activities violated federal and state antitrust laws, and that the Company tortiously interfered with an alleged exclusive business arrangement between Mayer Labs and its supplier. Mayer Labs generally seeks an order declaring the Company’s sales and marketing practices related to shelf space allocation for condoms to be illegal, monetary damages and trebling of certain of the damages, disgorgement of profits, injunctive relief, and recovery of reasonable attorneys’ fees and costs.

On January 6, 2012, Mayer Labs’ served an expert’s report indicating that it is seeking damages of between $2.6 million and $3.1 million and trebling of those damages. At this point, it is not possible to estimate the amount of any additional alleged damage claims Mayer Labs may make.

On the same date, the Company filed a motion for summary judgment with respect to Mayer Labs’ claims, which was argued before the court on February 10, 2012. If the Company’s motion for summary judgment is denied, the matter is scheduled to proceed to trial on April 2, 2012.

Mayer Labs filed a motion for sanctions on February 7, 2012, against the Company, which the Company believes are unjustified and is vigorously contesting. The motion is based on the deletion of emails allegedly relevant to the litigation by James R. Craigie, the Company’s Chairman and Chief Executive Officer, and the claim that the Company allegedly failed to make a reasonable and good faith effort to recover certain of the deleted emails. Although the Company believes that it has been able to retrieve substantially all of the deleted emails, the sanctions sought by Mayer Labs include the dismissal of the Company’s claims against Mayer Labs; a default judgment against the Company with respect to Mayer Labs’ claims against the Company or, alternatively, an adverse inference that the deleted documents would have supported Mayer’s claims; an instruction that the Company notify parties opposing the Company in other previous and pending lawsuits if the Company has violated its obligation to preserve documents related to those lawsuits; preclusion of the Company from introducing any email evidence to or from its Chairman and Chief Executive Officer, and payment of attorneys fees.

As noted above with respect to the FTC investigation and the Mayer Labs litigation, the Company believes that its condom sales and marketing practices are in full compliance with applicable law. Moreover, the Company intends to vigorously defend against Mayer Labs’ allegations. However, these matters are subject to many uncertainties, and the outcome of investigations and litigation matters is not predictable with assurance. An adverse outcome in any of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Moreover, an adverse outcome with regard to Mayer Labs’ motion for sanctions could have a material adverse effect on the outcome of the FTC investigation and the Mayer Labs litigation, and might adversely affect the Company with regard to other litigation.

Home Pregnancy and Ovulation Test Kit Litigation

The Company is engaged in disputes with SPD Swiss Precision Diagnostics GmbH (“SPD”), primarily regarding each company’s advertising claims for home pregnancy and ovulation test kits.

On January 22, 2009, SPD filed a complaint against the Company in the United States District Court for the Northern District of California. The Company’s motion to transfer the case to the United States District Court for the District of New Jersey was granted in April 2009. On January 15, 2010, the Company filed a complaint for declaratory relief against SPD, also in the New Jersey District Court, and in response SPD filed counterclaims against the Company. Each company’s initial and subsequent claims against the other have been consolidated before that Court. The parties are currently in discovery. No trial date has been set.

Essentially, SPD alleges that the Company uses false and misleading advertising and competes unfairly with respect to its FIRST RESPONSE digital and analog home pregnancy and analog ovulation test kits in violation of the Lanham Act and related state laws. SPD’s allegations are principally directed to claims included in advertising to the effect that the Company’s digital FIRST RESPONSE pregnancy test kits can detect the pregnancy hormone five days before a woman’s missed menstrual period and that its analog FIRST RESPONSE Early Result Pregnancy Test (the “6-Day Product”) detects the pregnancy hormone six days before a woman’s missed menstrual period. SPD seeks an order to enjoin the Company from making those claims and to remove all such advertising from the marketplace, unspecified damages, trebling of those damages, costs of the action, and reasonable attorneys’ fees.

The Company has denied all of SPD’s allegations and has asserted that the Food and Drug Administration has cleared the FIRST RESPONSE digital pregnancy test and analog pregnancy test for use 5 and 6 days, respectively, before a woman’s missed menstrual period. In addition, the Company asserts claims of false and misleading advertising and unfair competition under the Lanham Act and related state laws with respect to certain of SPD’s advertising claims for its ClearBlue Easy home pregnancy test kit and ovulation detection products. The Company seeks an order to enjoin SPD from making those claims and to remove all such advertising from the marketplace, unspecified damages, enhancement of those damages, costs of the action and reasonable attorneys’ fees. The Company also seeks a judicial declaration that certain statements on the package for the 6-Day Product (namely, the statement that the 6-Day Product can detect the pregnancy hormone up to six days before a woman’s missed period and the statement that, in clinical testing, the 6-Day Product detected pregnancy in 68% of the tested urine samples of pregnant women taken six days before the date of missed period), as well as substantively identical advertising statements that the Company intended to publish in other media, are not actionable. In response, SPD denied all of the Company’s allegations and asserted counterclaims with respect to the 6-Day Product summarized above.

The Company intends to vigorously pursue its claims and defenses against SPD. However, this matter is subject to many uncertainties, and the outcome of litigation is not predictable with assurance. An adverse outcome in this matter could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

General

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters could be decided unfavorably to the Company, and that any such unfavorable decisions could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	2011			2010
Common Stock Price Range and Dividends	Low	High	Dividend	Low	High	Dividend
1st Quarter	$33.83	$40.59	$0.17	$29.54	$34.68	$0.07
2nd Quarter	$38.88	$42.37	$0.17	$30.99	$34.98	$0.07
3rd Quarter	$36.78	$46.29	$0.17	$29.72	$33.92	$0.085
4th Quarter	$42.00	$46.45	$0.17	$32.00	$35.50	$0.085
Full Year	$33.83	$46.45	$0.68	$29.54	$35.50	$0.31

Based on composite trades reported by the New York Stock Exchange.

Applicable stock price ranges have been restated to reflect the Company’s 2-for-1 stock split effected in the form of a stock dividend on June 1, 2011.

Approximate number of holders of Church & Dwight’s Common Stock as of December 31, 2011: 1,700

The following graph compares the yearly change in the cumulative total stockholder return on the Company Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below. The returns are indexed to a value of $100 at December 31, 2006. Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

	INDEXED RETURNS (Years Ending)
Company / Index	2006	2007	2008	2009	2010	2011
Church & Dwight Co., Inc.	100.00	127.55	133.16	144.65	166.75	224.73
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
S&P 500 Household Products Index	100.00	115.63	99.53	106.32	113.95	125.67

(1)	S&P 500 Household Products Index consists of THE CLOROX COMPANY, COLGATE-PALMOLIVE COMPANY, KIMBERLY-CLARK CORPORATION and THE PROCTER & GAMBLE COMPANY.

Share Repurchase Authorization

On August 4, 2011, the Company announced that the Board of Directors authorized the repurchase of up to $300 million of the Company’s Common Stock. Any purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, corporate and legal requirements and other factors. There is no expiration date on the stock repurchase authorization, and the Company is not obligated to acquire any specific number of shares. The Company purchased 1.8 million shares at a cost of $80.1 million in the fourth quarter of 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Amount of Purchase Under the Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/01/2011 to 10/28/2011	692,078	$44.31	$30,666,736	$269,333,564
10/29/2011 to 11/25/2011	797,010	$43.84	$34,942,356	$234,390,908
11/26/2011 to 12/31/2011	330,165	$43.75	$14,445,448	$219,945,460

Total purchase in 2011	1,819,253	$44.00	$80,054,540

(1)	Average price paid per share includes commissions.

ITEM 6.	SELECTED FINANCIAL DATA

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data)

(In millions except per share data and employees)	2011(1)	2010(1)	2009(1)	2008(1)	2007(1)
Operating Results
Net Sales	$2,749.3	$2,589.2	2,520.9	2,422.4	2,220.9
Marketing	$354.1	338.0	353.6	294.1	256.7
Research & Development	$55.1	53.7	55.1	51.2	49.8
Income from Operations(2,3,4,6)	$492.6	445.0	412.9	340.3	305.0
% of Sales	17.9%	17.2%	16.4%	14.1%	13.7%
Net Income attributable to Church & Dwight Co., Inc.(2,3,6)	$309.6	270.7	243.5	195.2	169.0
Net Income per Share-Basic(6)	$2.16	1.91	1.73	1.44	1.29
Net Income per Share-Diluted(6)	$2.12	1.87	1.70	1.39	1.23
Financial Position
Total Assets	$3,117.6	2,945.2	3,118.4	2,801.4	2,532.5
Total Debt(4)	$252.3	339.7	816.3	856.1	856.0
Total Stockholders’ Equity	$2,040.8	1,870.9	1,601.8	1,331.7	1,080.5
Total Debt as a % of Total Capitalization	11%	15%	34%	39%	44%
Other Data
Average Common Shares Outstanding-Basic	143.2	142.0	140.8	135.7	131.7
Cash Dividends Paid	$97.4	44.0	32.3	23.1	19.7
Cash Dividends Paid per Common Share	$0.68	0.31	0.23	0.17	0.15
Stockholders’ Equity per Common Share	$14.25	13.17	11.38	9.81	8.20
Additions to Property, Plant & Equipment(5)	$76.6	63.8	135.4	98.3	48.9
Depreciation & Amortization	$77.1	71.6	85.4	71.4	56.7
Employees at Year-End	3,457	3,543	3,664	3,530	3,682

(1)	Period to period comparisons of the data presented above are impacted by the effect of acquisitions and divestitures made by the Company, and a two-for-one stock split in 2011 effected in the form of a stock dividend. For further explanation of the impact of the acquisitions occurring in 2011 and 2010, refer to Note 6 to the consolidated financial statements and for the impact of divestitures occurring in 2010 refer to Note 9 of such financial statements, which are included in Item 8 of this report.
(2)	2009 results include a pre-tax net gain of $20 million ($12 million after tax) related to settlement of the Company’s litigation with Abbott Laboratories, Inc. and a pre-tax charge of $25.5 million ($15.6 million after tax) related to the shutdown of the Company’s North Brunswick, New Jersey plant.
(3)	2010 results include a pension settlement charge of approximately $24 million pre-tax ($15.5 million after tax).
(4)	Reflects a reduction in debt due to payment of the $408 million outstanding balance under, and termination of, the Company’s term loan provided by a syndicate of banks.
(5)	Includes in 2008 and 2009, $51 million and $85 million, respectively, for construction of the York, Pennsylvania facility.
(6)	2011 results include a $13 million or $0.9 per share charge associated with an international deferred tax valuation allowance.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements.

OVERVIEW

The Company develops, manufactures markets and sells a broad range of consumer and specialty products. It recognizes revenues and profits from selling its products under a variety of brands to supermarkets, drug stores and mass merchandisers that sell the products to consumers. The Company also sells its products to industrial customers and distributors. The Company focuses its marketing efforts principally on its eight “power brands.” These well-recognized brand names include ARM & HAMMER, (used in multiple product categories such as baking soda, carpet deodorization and laundry detergent), TROJAN condoms, XTRA laundry detergent, OXICLEAN pre-wash laundry additive, NAIR depilatories, FIRST RESPONSE home pregnancy and ovulation test kits, ORAJEL oral analgesics and SPINBRUSH battery-operated toothbrushes. The Company’s business is divided into three primary segments, Consumer Domestic, Consumer International and Specialty Products. The Consumer Domestic segment includes the eight power brands and other household and personal care products such as SCRUB FREE, KABOOM and ORANGE GLO cleaning products, FELINE PINE Cat Litter, ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant, CLOSE-UP and AIM toothpastes and SIMPLY SALINE Nasal Saline Moisturizer. The Consumer International segment primarily sells a variety of personal care products, some of which use the same brand names as our domestic product lines, in international markets, including Canada, France, Australia, the United Kingdom, Mexico, Brazil and China. The Specialty Products segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2011, the Consumer Domestic, Consumer International and Specialty Products segments represented approximately 72%, 19% and 9%, respectively, of the Company’s net sales.

Economic Conditions

As has been the case for the past few years, uncertainty about global economic conditions has affected demand for many products. Specific factors affecting demand include rates of unemployment, consumer confidence, health care costs, fuel and other energy costs and other economic factors that affect consumer spending behavior. While the Company’s products generally are consumer staples that should be less vulnerable to decreases in discretionary spending than other products, the Company’s products have become subject to increasing price competition as recessionary conditions continue. Moreover, some of our products, such as laundry additives and battery-operated toothbrushes, are more likely to be affected by consumer decisions to control spending.

Some of our customers, including mass merchandisers, supermarkets, drugstores, convenience stores, wholesale clubs, pet specialty stores and dollar stores have experienced declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all. In response, we continue to regularly conduct a review of the financial strength of our key customers. As appropriate, we modify customer credit limits, which may have an adverse impact on future sales. We also continue to regularly conduct a similar review of our suppliers to assess both their financial viability and the importance of their products to our operations. Where appropriate, we will seek to identify alternate sources of materials and services. To date, we have not experienced a material adverse impact from economic conditions affecting our customers or suppliers. However, a continued economic decline that adversely affects our suppliers and customers could adversely affect our operations and sales.

In addition, many of our customers sell products under their own private label brands that compete with products that we sell. As consumers look for opportunities to decrease discretionary spending during current difficult economic times, some of our customers have discontinued or reduce distribution of our products to encourage those consumers to purchase our customers’ less expensive private label products. To offset any adverse effect on our business that results when customers discontinue or reduce distribution of our products or take actions to increase shelf space for their private label products, we focus our efforts on improving distribution with other customers. While these efforts have generally been effective, our results could be adversely affected if these efforts are not effective.

Commodity Prices

Following raw material price increases in 2010, prices for commodities continued to increase in 2011. As a result, the cost of surfactants, diesel fuel, corrugated paper and oil-based raw and packaging materials used in the household and specialty products businesses were all higher on average in 2011 than 2010. Additional increases in the prices of certain raw materials could materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

Recent Developments

New Manufacturing Facility

During the first quarter of 2011, the Company announced its decision to relocate a portion of its Green River, Wyoming operations to a newly leased site in Victorville, California in the first half of 2012. Specifically, the Company will be relocating its cat litter manufacturing operations and distribution center to this southern California site to be closer to transportation hubs and its West Coast customers. The site will also produce liquid laundry detergent products and is expandable to meet future business needs. The Company’s sodium bicarbonate operations and other consumer product manufacturing will remain at the Green River facility.

The Company invested approximately $11 million in the Victorville site in 2011. The Company anticipates that, in connection with the opening of the Victorville site and changes anticipated at the Green River facility, its total capital expenditures will be approximately $35 million and it will incur approximately $7 million in transition expenses. The transition expenses include anticipated severance costs and accelerated depreciation of equipment at the Company’s Green River facility and one-time project expenses. The Company has recorded approximately $3.6 million in transition expenses in 2011. These expenditures are recorded in the Consumer Domestic segment.

Two-for-one stock split

On June 1, 2011, the Company effected a two-for-one stock split of the Company’s Common Stock in the form of a 100% stock dividend. All applicable amounts in the consolidated financial statements and related disclosures have been retroactively adjusted to reflect the stock split.

BATISTE Acquisition

On June 28, 2011, the Company acquired the BATISTE dry shampoo brand from Vivalis, Limited (“BATISTE Acquisition”) for cash consideration of $64.8 million. The Company paid for the acquisition from available cash. BATISTE annual sales are approximately $20.0 million. The BATISTE brand is managed principally within the Consumer International segment.

New Corporate Office Building

On July 20, 2011, the Company entered into a 20 year lease for a new corporate headquarters building that will be constructed in Ewing, New Jersey (approximately 10 miles from the Company’s existing corporate headquarters in Princeton, New Jersey) to meet office space needs for the foreseeable future. Based on current expectations that the facility will be completed and occupied beginning in early 2013, the lease will expire in 2033. The Company’s lease commitment is approximately $116 million over the lease term. In conjunction with its lease of the new headquarters building, the Company will be vacating three leased facilities adjacent to its current Princeton headquarters facility. Based on certain clauses in the lease, for financial statement reporting purposes, the Company is considered the owner during the construction period, and recorded $17.4 million in construction in progress assets with a corresponding offset in other long-term liabilities.

Share Repurchase Authorization

On August 4, 2011, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s Common Stock. Any purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, corporate and legal requirements and other factors. There is no expiration date on the stock repurchase authorization, and the Company is not obligated to acquire any specific number of shares. The Company purchased 1.8 million shares at a cost of $80.1 million in the fourth quarter of 2011.

New Joint Venture

On September 22, 2011, the Company, together with FMC Corporation and TATA Chemicals, formed an operating joint venture, Natronx Technologies LLC (“Natronx”). The Company has a one-third ownership interest in Natronx, and its investment is accounted for under the equity method. The joint venture will engage in the manufacturing and marketing of sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. The sorbents, primarily sodium bicarbonate and trona, are used by coal-fired utilities to remove harmful pollutants, such as acid gases, in flue-gas treatment processes. Natronx intends to invest approximately $60 million to construct a 450,000 ton per year facility in Wyoming to produce trona sorbents by the fourth quarter of 2012, the cost of which will be equally shared among all members. The joint venture started business in the fourth quarter of 2011and the Company has made an initial investment of approximately $3 million as of December 31, 2011 and is committed to investing upwards of an additional $17 million in 2012.

Commercial Paper Notes

In the third quarter of 2011, the Company entered into an agreement with two banks to establish a commercial paper program (the “Program”). Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500 million. The maturities of the notes will vary but may not exceed 397 days. The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement. If, for any reason, the Company is unable to access the commercial paper market, the revolving credit agreement (“Credit Agreement”) would be utilized to meet the Company’s short-term liquidity needs. The Company recently amended the Credit Agreement to support the Program. Total combined borrowing under both the Credit Agreement and the Program may not exceed $500 million. Additionally the Credit Agreement was also extended through August 4, 2016. The Company did not issue any commercial paper notes in 2011. As a result of the Program, the Company terminated its accounts receivable securitization facility as the notes issued under the Program bear a lower interest rate than notes issued under the securitization facility.

Information Systems Upgrade

The Company upgraded its information systems at its subsidiary in Canada effective October 1, 2011. A similar upgrade was implemented at its U.S. operations as of January 1, 2012 and currently is scheduled to be implemented at certain other subsidiaries during 2012. The Company estimates that sales in the fourth quarter of 2011 increased by approximately $9 million due to orders from customers in advance of the U.S. implementation.

As a result of the upgrade, the Company eliminated the one month reporting lag of the three subsidiaries whose fiscal year ended November 30th to be consistent with the fiscal calendar of the Company and its other subsidiaries. Due to the elimination of the reporting lag, 13 fiscal months of financial results are included in 2011 results for those affected subsidiaries. The implementation of the new information system will enable the Company to timely consolidate these results. The elimination of this previously existing reporting lag is considered a change in accounting principle. The Company believes this change is preferable because it provides more current information to the users of the financial statements and eliminates the need to track and reconcile material intervening transactions. The Company has determined that the impact of the extra month is not material to its financial statements and as such has not retrospectively adjusted prior year amounts. The manner in which the change was recorded increased 2011 annual net sales by $14.3 million or 0.6% and had a negligible impact on net income of this year. No historical trends were impacted. If the change had been made retrospectively, net sales in 2010 and 2009 would have been (lower) / higher by $(1.0) and $4.8 million respectively, and net income would have been higher by $0.1 and $1.1 million respectively.

In 2012, the Company is changing its 4 week—4 week—5 week quarterly reporting calendar to a month-end quarterly calendar. This change is also the result of the upgrade of its information systems. This change will eliminate differences in the number of days in the first and fourth quarters of the year, when the Company provides year-over-prior year period comparisons beginning in 2013. The impact of the change in the quarterly reporting calendar will not be material for 2012.

Brazil’s Chemical Business

The Company is exploring strategic options for its chemical business in Brazil. The business, which has annual revenues of approximately $40 million, markets sodium bicarbonate, dairy products and other chemicals in Brazil. The net assets associated with a portion of this business have been classified as “held for sale” for financial statement reporting purposes as of December 31, 2011.

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

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of the Company’s revenue represents sales of finished goods inventory and is recognized when delivered or picked up by our customers. The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers). All such costs are netted against sales. Slotting costs are recorded when the product is delivered to the customer. Cooperative advertising costs are recorded when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold. The Company relies on historical experience and forecasted data to determine the required reserves. For example, the Company uses historical experience to project coupon redemption rates to determine reserve requirements. Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, an approximately $2.1 million difference in the reserve required for coupons would result. With regard to other promotional reserves and sales returns, the Company uses experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required. If the Company’s estimates for promotional activities and sales returns were to change by 10% the impact to promotional spending and sales return accruals would be approximately $5.7 million. While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations. During the twelve months ended December 31, 2011, 2010 and 2009, the Company reduced promotion liabilities by approximately $8.2 million, $6.8 million and $7.8 million, respectively, based on a change in estimate as a result of actual experience and updated information. These adjustments are immaterial relative to the amount of trade promotion expense incurred annually by the Company.

Impairment of goodwill, trademarks and other intangible assets and property, plant and equipment

Carrying values of goodwill, trademarks and other indefinite lived intangible assets are reviewed periodically for possible impairment. The Company’s impairment review is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate. Management uses estimates based on expected trends in making these assumptions. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. For trademarks and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. Judgment is required in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired. There were no intangible impairment charges for the three year period ended December 31, 2011.

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

The Company recognized charges related to plant impairment and equipment obsolescence, which occurs in the ordinary course of business during the three year period, ended December 31, 2011 as follows:

	For the Year Ended December 31,
(In millions)	2011	2010	2009
Segments:
Consumer Domestic	$1.9	$0.6	$3.2
Consumer International	0.2	0.0	0.0
Specialty Products	1.0	3.1	6.9

Total	$3.1	$3.7	$10.1

The 2011 Consumer Domestic charge is a result of the idling of equipment. The 2011 Specialty Products charge in 2011 is associated with the Company’s decision to explore strategic options for the specialty chemical business in Brazil. In 2010, the Company recorded a plant asset impairment charge of approximately $3.1 million, representing the carrying value of certain assets associated with its Brazil subsidiary. The charge is a result of a reduction in forecasted sales volume which has negatively impacted projected profitability. The charge is included in cost of sales in the Specialty Products Division segment. In 2009, the Company recorded a plant asset impairment charge of approximately $6.9 million, representing the carrying value of certain assets, associated with one of its international subsidiaries. The Company measured the impairment charges using the discounted cash flow method. This subsidiary manufactures some products that compete with imports priced in U.S. dollars. As the dollar has weakened, it has been necessary to lower prices in the local currency to stay competitive, leading to negative cash flows, which is the key input under the discounted cash flow method. The charge is included in cost of sales in the Specialty Products Division segment. The other charges in 2010 are due to the idling of certain equipment. The $3.2 million charge recorded in the Consumer Domestic segment in 2009 is primarily a result of a lack of acceptance of certain products by our key customers that resulted in a decline of forecasted future cash flows and reduced profitability. The estimates and assumptions used in connection with impairment analyses are consistent with the business plans and estimates that the Company uses to manage its business operations. Nevertheless, future outcomes may differ materially from management’s estimates. If the Company’s products fail to achieve estimated volume and pricing targets, market conditions unfavorably change or other significant estimates are not realized, then the Company’s revenue and cost forecasts may not be achieved, and the Company may be required to recognize additional impairment charges.

Inventory valuation

When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value, which reflects any costs to sell or dispose). The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. In addition, the Company’s allowance for obsolescence may be impacted by the reduction of the number of stock keeping units (“SKUs”). The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to inventory to reflect a reduction in net realizable value were $4.7 million at December 31, 2011, and $6.1 million at December 31, 2010.

Valuation of pension and postretirement benefit costs

The Company’s pension costs relate solely to its international operations. Both pension and postretirement benefit costs are developed from actuarial valuations. Inherent in benefit cost valuations are key assumptions provided by the Company to its actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s international pension and domestic/international postretirement benefit costs may occur in the future due to changes in these assumptions as well as fluctuations in plan assets.

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for the Company’s pension plans and postretirement plans, the Company refers to an applicable index and expected term of benefit payments to select a discount rate at which it believes the pension benefits could be effectively settled. The Company’s weighted average discount rate for its international pension plans as of December 31, 2011 is 4.73% as compared to 5.32% used at December 31, 2010. Based on the published rate as of December 31, 2011 that matched estimated cash flows for the plans, the Company used a discount rate of 4.25% for its domestic postretirement plan as compared to 5.20% used at December 31, 2010.

The expected long-term rate of return on international pension plan assets is selected by taking into account a historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Based on these factors, the

Company’s weighted average expected long-term rate of return for assets of its pension plans for 2011 was 5.87%, compared to 5.76% used in 2010. A 50 basis point change in the expected long-term rate of return would result in approximately $0.3 million change in pension expense for 2012.

As noted above, changes in assumptions used by management may result in material changes in the Company’s pension and postretirement benefit costs. In 2011, other comprehensive income reflected a $7.7 million increase in its remaining pension plan obligations and a $2.3 million increase for postretirement benefit plans. The changes are primarily related to the change in discount rates for all plans.

The Company made cash contributions of approximately $4.8 million to its pension plans in 2011. The Company estimates it will be required to make cash contributions to its pension plans of approximately $3.6 million in 2012 to offset 2012 benefit payments and administrative costs in excess of investment returns.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment. The discussion of the Company’s consolidated results of operations and segment operating results is presented on a historical basis for the years ending December 31, 2011, 2010, and 2009. The segment discussion also addresses certain product line information. The Company’s operating units are consistent with its reportable segments.

Consolidated results

2011 compared to 2010

Net Sales

Net sales for the year ended December 31, 2011 were $2,749.3 million, $160.1 million or approximately 6.2% above 2010 net sales. The components of the net sales increase are the following:

Net Sales—Consolidated	December 31, 2011
Product volumes sold	3.9%
Pricing	0.2%
Foreign exchange rate fluctuations	1.0%
Change in customer delivery arrangements	(0.2%)
Acquired product lines(1)	1.3%
Divested product lines(2)	(0.1%)
Discontinued product line	(0.8%)
Change in fiscal calendar	0.6%
Sales in anticipation of information systems upgrade	0.3%

Net Sales increase	6.2%

(1)	On June 28, 2011, the Company acquired the BATISTE dry shampoo product line. The Company acquired the SIMPLY SALINE product line on June 4, 2010, and the FELINE PINE product line on December 21, 2010. Net sales of the acquired product lines subsequent to the acquisition are included in the Company’s results.
(2)	Product lines divested include the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010.

The volume change reflects increased sales of consumer products sold in the Consumer Domestic and Consumer International segments. Specialty Product segment (“SPD”) volumes were unchanged. Pricing had minimal impact on total net sales, as favorable pricing for SPD was offset by the unfavorable pricing for Consumer Domestic and Consumer International. Sales in the fourth quarter of 2011 benefited from a timing shift in customer buying patterns from the first quarter of 2012 to the fourth quarter of 2011 in advance of the January 1, 2012 information system implementation in the United States. The impact on Income before Income Taxes on these sales was not material. The discontinued product line reflects the Company’s decision in late 2010 to cease a foreign subsidiary’s sale of a certain chemical product line. The impact of the discontinued product line on Income before Income Taxes was not material. Other components of the net sales increase reflect the Company’s change in delivery arrangements with certain customers at the beginning of the second quarter of 2010, which resulted in a reduction in net sales due to a transportation allowance for a customer pick-up program. Previously, the cost to ship product was included in cost of sales.

Operating Costs

The Company’s gross profit was $1,214.5 million in 2011, a $56.7 million increase as compared to 2010. The gross profit increase was primarily attributable to higher sales volumes, contributions from the acquired product lines, slightly favorable pricing, the effect of cost reduction programs and favorable foreign exchange rates, partially offset by higher commodity costs and $3 million of charges associated with the decision to explore strategic alternatives for the chemical business in Brazil. Price increases for detergent and condoms mitigated a portion of the significant increases in the cost of resins, surfactants and latex. The 2010 gross profit includes charges for environmental remediation, asset impairment and plant shutdown costs of $7.6 million at the Company’s Brazil subsidiary. Gross margin decreased 50 basis points to 44.2% as compared to 44.7% in 2010. This decrease is principally due to higher commodity costs, an unfavorable product mix and higher trade promotion spending, partially offset by manufacturing cost reduction projects.

Marketing expense for 2011 was $354.1 million, an increase of $16.1 million as compared to 2010. Marketing spending primarily was in support of the Company’s eight power brands, as well as expenses of the recently acquired product lines, BATISTE and FELINE PINE, and the effect of exchange rates. Marketing expenses as a percentage of sales was 12.9% in 2011 as compared to 13.1% in 2010. This reduction is due to a shift toward higher trade promotion spending, which is included in net sales.

Selling, general and administrative expenses (“SG&A”) were $367.8 million in 2011, a decrease of $7.0 million as compared to 2010. SG&A in 2010 included a $24 million charge related to the transfer and settlement of the Company’s U.S. pension plan obligations. Several components of the Company’s SG&A were higher in 2011 than in 2010, including higher legal expenses in 2011 related in part to the Company’s response to an FTC subpoena and defense of a related lawsuit, higher research and development expenses, transition and amortization expense related to the product lines acquired in 2010 and 2011 and the effect of foreign exchange rates, partially offset by lower incentive compensation costs and a gain on the sale of certain LAMBERT KAY product lines in 2010.

Other Income and Expenses

In 2011, equity in earnings of affiliates was $10.0 million as compared to $5.0 million in 2010. The increase is due to higher equity income from the Company’s Armand Products Company joint venture primarily as a result of lower costs of a key raw material.

Other expense was approximately $1.2 million in 2011 as compared to other expense of $4.6 million in 2010, which reflects the 2010 write-off of approximately $4.5 million of unamortized deferred financing costs associated with the Company’s prepayment of variable and subordinated debt. (See the “Liquidity and capital resources” below in this Management’s Discussion and Analysis for further information.)

Interest expense for 2011 decreased $19.1 million compared to 2010. The decline was due to lower average debt outstanding as a result of the Company’s repayment of debt at the end of 2010, refinancing of its bond debt and the reversal of interest accruals following the settlement of a state tax audit. The 2010 amount includes a $3.0 million reversal of interest accruals associated with certain tax reserves following the settlement of an Internal Revenue Service (“IRS”) audit and the lapse of applicable statues of limitations, which was offset by a $4.3 million charge associated with the termination of the Company’s interest rate collar and interest swap agreements.

Investment earnings of $1.9 million were higher than in 2010 due to interest received on a federal tax refund and higher investment returns primarily at the Company’s international subsidiaries.

Taxation

The 2011 tax rate was 37.4% as compared to 35.3% in 2010. The effective tax rate for 2011 included a charge for the establishment of a valuation allowance of approximately $13 million against the deferred tax assets of the Company’s Brazilian subsidiary, offset by a deferred income tax benefit of approximately $6 million relating to New Jersey’s corporate tax reform legislation enacted in April 2011. The effective tax rate for 2010 included a benefit from an increase in the U.S. manufacturing tax deduction and the reversal of approximately $4.1 million associated with certain tax liabilities following the settlement of an IRS audit and the lapse of applicable statutes of limitations.

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

Other expense was approximately $4.6 million in 2010 as compared to other income of $1.5 million in 2009, which is primarily attributable to the write-off of approximately $4.5 million of unamortized deferred financing costs associated with the Company’s prepayment of variable and subordinated debt. (See “Liquidity and capital resources” below in this Management’s Discussion and Analysis for further information.)

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

Segment results for 2011, 2010 and 2009

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

The Corporate segment income consists of equity in earnings of affiliates. The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) as of December 31, 2011. The Company’s equity in earnings of Armand and ArmaKleen for the twelve months ended December 31, 2011, 2010 and 2009, is included in the Corporate segment. In September 2011, the Company formed an operating joint venture, Natronx, in which it has a one-third ownership. The Company’s equity in Natronx’s operating results is also included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before taxes and minority interest for each of the three years ended December 31, 2011, 2010 and 2009 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
2011	$1,979.1	$509.1	$261.1	$0.0	$2,749.3
2010	1,886.1	444.0	259.1	0.0	2,589.2
2009	1,881.7	393.7	245.5	0.0	2,520.9

Income Before Income Taxes(2)
2011	$386.0	$68.9	$29.7	$10.0	$494.6
2010	341.9	52.6	18.8	5.0	418.3
2009	325.6	38.6	16.0	12.0	392.2

(1)	Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $5.2 million, $3.6 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)	In determining Income before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line revenues for external customers for the years ended December 31, 2011, 2010 and 2009 were as follows:

(In millions)	2011	2010	2009
Household Products	$1,295.0	$1,207.4	$1,196.4
Personal Care Products	684.1	678.7	685.3

Total Consumer Domestic	1,979.1	1,886.1	1,881.7
Total Consumer International	509.1	444.0	393.7
Total SPD	261.1	259.1	245.5

Total Consolidated Net Sales	$2,749.3	$2,589.2	$2,520.9

Consumer Domestic

2011 compared to 2010

Consumer Domestic net sales in 2011 were $1,979.1 million, an increase of $93.0 million or 4.9% compared to net sales of $1,886.1 million in 2010. The components of the net sales change are the following:

Net Sales—Consumer Domestic	December 31, 2011
Product volumes sold	4.4%
Pricing	(0.7%)
Change in customer delivery arrangements	(0.3%)
Acquired product lines(1)	1.3%
Divested product lines(2)	(0.2%)
Sales in anticipation of information systems upgrade	0.4%

Net Sales increase	4.9%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line, and in late December 2010, acquired the FELINE PINE product line. Net sales of acquired product lines subsequent to the acquisition are included in the Company’s segment results. (See Note 6 to the condensed consolidated financial statements included in this report for further information.)
(2)	Product lines divested included the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010.

Higher sales of ARM & HAMMER liquid and powder laundry detergent, XTRA liquid laundry detergent, ARM & HAMMER SUPER SCOOP cat litter, and sales of acquired product lines were offset by lower sales of OXICLEAN laundry additive, ARM & HAMMER Dental Care and other toothpaste products.

Consumer Domestic Income before Income Taxes for 2011 was $386.0 million, a $44.2 million increase as compared to 2010. The 2011 increase is due to the impact of higher product volumes sold, the net effect of acquisitions and divestitures, and lower allocated interest expense, partially offset by higher commodity costs and higher trade promotion expenses. In addition, the 2011 increase reflects lower SG&A, primarily because 2010 SG&A included a charge related to the settlement of the Company’s U.S. pension plan obligations.

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

Consumer International

2011 compared to 2010

Consumer International net sales in 2011 were $509.1 million, an increase of $65.1 million or 14.7% as compared to 2010. The components of the net sales change are the following:

Net Sales—Consumer International	December 31, 2011
Product volumes sold	4.3%
Pricing	(0.2%)
Foreign exchange rate fluctuations	5.4%
Acquired product lines(1)	2.0%
Divested products(2)	(0.1%)
Change in fiscal calendar(3)	3.3%

Net Sales increase	14.7%

(1)	On June 28, 2011, the Company acquired the BATISTE dry shampoo product line Net sales of this product line subsequent to the acquisition are included in the Company’s segment results. (See Note 6 to the consolidated financial statements included in this report for further information.)
(2)	Product lines divested included the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010.
(3)	Beginning in 2012, the Company’s quarterly periods changed to a calendar year reporting basis. To facilitate this change, the fourth quarter of 2011 included an additional period of reporting for those three subsidiaries outside of North America that used to report one month prior to period presented. This change resulted in increasing 2011 net sales by $14.3 million or 3.3% and had a nominal impact on net income for the year.

Higher sales volumes in Canada, Australia, and Mexico, as well as higher U.S. exports, contributed to the sales increase.

Consumer International income before income taxes was $68.9 million in 2011, an increase of $16.3 million compared to 2010. Higher profits are attributable to the higher sales volume, the effect of foreign exchange rates and lower allocated interest expense, partially offset by unfavorable pricing and sales mix and higher shipping costs. The additional fiscal period did not have a material effect on income before taxes.

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

Higher unit volumes were generated in Canada, Australia, France, the United Kingdom and Brazil.

Consumer International income before income taxes was $52.6 million in 2010, an increase of $14.0 million compared to 2009. Higher profits are attributable to the higher sales volume and favorable exchange rates on U.S. dollar purchases of inventory and the translation of foreign financial statements to U.S. dollars, partially offset by higher SG&A and marketing costs.

Specialty Products

2011 compared to 2010

Specialty Products net sales were $261.1 million for 2011, an increase of $2.0 million, or 0.8% as compared to 2010. The components of the net sales change are the following:

Net Sales—SPD	December 31, 2011
Product volumes sold	(0.3%)
Pricing	7.7%
Foreign exchange rate fluctuations	0.8%
Divested product lines(1)	(0.1%)
Discontinued product line	(7.7%)
Sales in anticipation of information systems upgrade	0.4%

Net Sales increase	0.8%

(1)	Product lines divested include the BRILLO product line, which was divested in the first quarter of 2010.

The pricing increase in 2011 reflects higher sales prices in response to raw material increases primarily in the animal nutrition and performance products businesses. The sales volume decrease reflects lower U.S. exports. The discontinued product line reflects the Company’s decision in late 2010 to cease a foreign subsidiary’s sale of a certain chemical product line.

Specialty Products Income before Income Taxes for 2011 was $29.7 million, an increase of $10.9 million as compared to 2010. The increase in income in 2011 reflects the profits on higher net sales and lower allocated interest expense partially offset by higher raw material costs. Income before taxes in 2011 also includes $3.0 million in charges associated with the Company’s decision to exit the chemical business in Brazil. Income before Taxes in 2010 includes expenses of $9.7 million associated with an increase in environmental reserves of $4.9 million and an impairment and plant shutdown charge of $4.8 million, both related to the Company’s Brazilian subsidiary. Cost of sales in 2010 includes $7.6 million of these charges and SG&A includes the remaining $2.1 million.

2010 compared to 2009

Specialty Products net sales were $259.1 million for 2010, an increase of $13.6 million, or 5.6% as compared to 2009. The components of the net sales change are the following:

Net Sales— Specialty Products Division	December 31, 2010
Product volumes sold	0.3%
Pricing and sales mix	3.4%
Foreign exchange rate fluctuations	2.2%
Divested product lines(1)	(0.3%)

Net Sales increase	5.6%

(1)	Product lines divested include the BRILLO product line, which was divested in the first quarter of 2010.

The pricing and sales mix increase in 2010 reflects higher sales prices in response to raw material increases primarily in the animal nutrition business. Product volume increases were realized in the animal nutrition business.

Specialty Products Income before Income Taxes for 2010 was $18.8 million, an increase of $2.8 million as compared to 2009. The increase in income in 2010 reflects the profits on higher net sales and a favorable foreign exchange rate associated with the Brazilian Real. Income before taxes in 2010 also includes expenses of $9.7 million associated with an increase in environmental reserves of $4.9 million and an impairment and plant shutdown charge of $4.8 million, both related to the Company’s Brazilian subsidiary. Cost of sales includes $7.6 million of these charges and SG&A includes the remaining $2.1 million. In 2009 these items totaled approximately $9.9 million.

Liquidity and capital resources

As of December 31, 2011, the Company had $251.4 million in cash, approximately $500 million available under its revolving credit facility and commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $500 million, subject to lending commitments and certain conditions as described in the Credit Agreement. To enhance the safety of its cash resources, the Company invests its cash primarily in prime money market funds.

As of December 31, 2011, the amount of cash and cash equivalents, included in the Company’s consolidated cash, that was held by foreign subsidiaries was approximately $113 million. If these funds are needed for operations in the U.S. the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S. and the Company’s current plans do not indicate a need to repatriate them to fund operations in the U.S.

In the third quarter of 2011, the Company entered into an agreement with two banks to establish a commercial paper program (the “Program”). The details of the program are discussed in more detail in the section under “Recent Developments.”

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity. (See “Economic conditions could adversely affect our business” under “Risk Factors” in Item 1A.) The Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in its principal credit facilities because the Company currently is, and anticipates that it will continue to be, in compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under the Credit Agreement. These financial ratios are discussed in more detail in this section under “Certain Financial Covenants.”

On February 7, 2011, the Board of Directors increased the Company’s regular quarterly dividend from $0.085 per share to $0.17 per share, equivalent to an annual dividend rate of $0.68 per share, commencing with the dividend payable on March 1, 2011. The higher dividend raised the annualized dividend payout from approximately $49 million to approximately $97 million. On February 1, 2012, the Board of Directors again increased the Company’s regular quarterly dividend from $0.17 per share to $0.24 per share, equivalent to an annual dividend rate of $0.96 per share, commencing with the dividend payable on March 1, 2012 to stockholders of record at the close of business on February 21, 2012. The higher dividend raises the Company’s annualized dividend payout from approximately $97 million to approximately $137 million.

On August 3, 2011, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s Common Stock. The details of the program are discussed in detail in the section under “ Recent Developments.”

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be approximately $70 to 75 million in 2012, fund its stock buy-back program to the extent implemented by management, and pay dividends at the latest approved rate and meet its contractual obligation to contribute upwards of an additional $17 million to Natronx for additional capital development. Included in the estimated capital expenditures for 2012 is $11 million for the Company’s global information systems upgrade project and $24 million for completing a West Coast manufacturing and distribution facility in Victorville, California. Specifically, the Company will be relocating its cat litter manufacturing operations and a distribution center from its Green River, Wyoming facility. The new site also will include a liquid laundry production line. The Company plans to invest a total of approximately $35 million in capital expenditures and incur approximately $7 million in transition expenses in connection with the opening of the Victorville site and costs associated with anticipated changes at the Green River facility. The transition expenses include anticipated severance costs and accelerated depreciation of equipment at the Company’s Green River facility and one-time project expenses.

As a result of the 2010 refinancing activities, the Company did not have any mandatory debt payments in 2011 and will not have any in 2012. Cash may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.

Net Debt

The Company had outstanding total debt of $252.3 million and cash of $251.4 million at December 31, 2011, resulting in net debt of $0.9 million at December 31, 2011. This compares to total debt of $339.7 million and cash of $189.2 million, resulting in net debt of $150.5 million at December 31, 2010. Net debt is defined as cash less total debt.

Cash Flow Analysis

	Year Ending December 31,
(In millions)	2011	2010	2009
Net cash provided by operating activities	$437.8	$428.5	$400.9
Net cash used in investing activities	$(147.8)	$(180.4)	$(104.1)
Net cash used in financing activities	$(226.5)	$(503.7)	$(58.3)

Net Cash Provided by Operating Activities—The Company’s net cash provided by operating activities in 2011 increased $9.3 million to $437.8 million as compared to 2010. The increase was primarily due to higher net income, higher deferred income taxes primarily due to bonus depreciation on capital additions and a decrease in working capital (exclusive of cash).

For the year ended December 31, 2011, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable increased $35.3 million due to the timing of customer shipments.

Inventories increased $9.0 million primarily due to increases in raw material costs and build-up of inventories to address expected higher customer orders in anticipation of the information systems upgrade.

Accounts payable and other accrued expenses increased $27.4 million primarily due to the timing of payments and higher marketing accruals, offset by lower incentive and profit sharing accruals.

Income taxes payable increased $19.1 million due to the timing of payments and higher earnings.

Net Cash Used in Investing Activities—Net cash used in investing activities during 2011 was $147.8 million, reflecting the $64.8 million acquisition of the BATISTE brand, $4.3 million of oral care technology license acquisitions, $3.2 million investment in Natronx, and $76.6 million of property, plant and equipment expenditures partially offset by $1.6 million in payments received on outstanding notes receivable, and state government grants of $1.7 million received in connection with the York, Pennsylvania facility.

Net Cash Used in Financing Activities—Net cash used in financing activities during 2011 was $226.5 million, principally reflecting the repayment of $90.0 million in borrowings under the Company’s former accounts receivable securitization facility, $97.4 million to pay cash dividends and $80.2 million of treasury stock purchases. Cash used in financing activities also was partially offset by proceeds of and tax benefits from stock option exercises, aggregating $39.2 million and international borrowings of $2.6 million.

Certain Financial Covenants

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA”) is a component of the financial covenants contained in, and is defined in, the Company’s Credit Agreement. Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. The Company’s leverage ratio for the twelve months ended December 31, 2011 was 0.5, which is below the maximum of 3.25 permitted under the Credit Agreement, and the interest coverage ratio for the twelve months ending December 31, 2011 was 65.3, which is above the minimum of 3.00 permitted under the Credit Agreement. See Note 11 to the consolidated financial statements included in this report for further information relating to the Credit Agreement.

The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for 2011 is as follows:

(In millions)
Net Cash Provided by Operating Activities	$437.8
Interest paid	9.2
Current Income Tax Provision	125.6
Excess Tax Benefit on Stock Options Exercised	12.1
Change in Working Capital and Other Liabilities	11.0
Adjustments for Significant Acquisitions / Dispositions—net	3.9

Adjusted EBITDA (per Credit Agreement)	$599.6

Commitments as of December 31, 2011

The table below summarizes the Company’s material contractual obligations and commitments as of December 31, 2011.

	Payments Due by Period
(In millions)	Total	2012	2013 to 2014	2015 to 2016	After 2016
Short & Long-Term Debt
3.35% Senior Note	$250.0	$0.0	$0.0	$250.0	$0.0

	250.0	0.0	0.0	250.0	0.0

Interest on Fixed Rate Debt(1)	33.6	8.4	16.8	8.4	0.0
Lease Obligations	210.4	24.1	40.2	26.8	119.3
Other Long-Term Liabilities
Letters of Credit and Performance Bonds(2)	4.1	4.1	0.0	0.0	0.0
Pension Contributions(3)	3.6	3.6	0.0	0.0	0.0
Purchase Obligations(4)	130.6	76.4	52.0	2.2	0.0

Total	$632.3	$116.6	$109.0	$287.4	$119.3

(1)	Represents interest on the Company’s 3.35% senior notes due in 2015.
(2)	Letters of credit with several banks guarantee payment for items such as insurance claims in the event of the Company’s insolvency and one year of rent on a warehouse. Performance Bonds are principally for required municipal property improvements.
(3)	Pension contributions are based on actuarial assessments of government regulated employer funding requirements.

These requirements are not projected beyond one year since they fluctuate with the change in plan assets, assumptions and demographics.

(4)	The Company has outstanding purchase obligations with suppliers at the end of 2011 for raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding, and do not represent total anticipated purchases.

The Company has excluded from the table above uncertain tax liabilities due to the uncertainty of the amount per period of payment. As of December 31, 2011, the Company has gross uncertain tax liabilities, including interest, of $13.8 million (see Note 12 to the consolidated financial statements included in this report).

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

OTHER ITEMS

Market risk

Concentration of Risk

In each of the years ended December 31, 2011, 2010 and 2009, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates were 23%, 23% and 22% respectively, of the Company’s total consolidated net sales.

Interest Rate Risk

The Company has significantly reduced its interest rate risk as a result of its refinancing activities in 2010. The Company had outstanding total debt at December 31, 2011 of $252.3 million, of which $249.7 million carries a fixed rate of interest at 3.35% and $2.6 million of short term debt has variable interest rates. Should the Company need to use its revolving credit facility, it would consider entering into hedge agreements to mitigate the interest rate risk, if conditions warrant.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During 2011, the Company entered into hedge agreements with financial counterparties. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The floating rate payment is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index price during the applicable month and is designed to offset any increase or decrease in fuel surcharge payments that the Company pays to it common carriers. The agreements cover approximately 35% of the Company’s diesel fuel requirements for 2011 and 33% of the Company’s total 2012 diesel fuel requirements. The Company uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. These agreements qualify for hedge accounting. Therefore, changes in the fair value of diesel fuel hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in the U.S. dollar, Canadian dollar, British pound and Euro. Certain of the Company’s subsidiaries entered into forward exchange contracts to protect the Company from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows. The face value of the unexpired contracts as of December 31, 2011 totaled U.S. $30.3 million. All of these contracts were designated as hedges and qualified for hedge accounting and as a result, changes in fair values from these contracts were recorded in Other Comprehensive Income during the year ended December 31, 2011.

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

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section. Refer to page 48 of this annual report on Form 10-K.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have audited the Company’s internal control over financial reporting. Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedules appear on pages 51 and 52 of this annual report on Form 10-K.

/s/ JAMES R. CRAIGIE	/s/ MATTHEW T. FARRELL
James R. Craigie	Matthew T. Farrell
Chairman and Chief Executive Officer	Chief Financial Officer

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Church & Dwight Co., Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, NJ
February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Princeton, New Jersey

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 24, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Parsippany, NJ
February 24, 2012

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2011	2010	2009
Net Sales	$2,749.3	$2,589.2	$2,520.9
Cost of sales	1,534.8	1,431.4	1,419.9

Gross Profit	1,214.5	1,157.8	1,101.0
Marketing expenses	354.1	338.0	353.6
Selling, general and administrative expenses	367.8	374.8	354.5
Patent litigation settlement, net	0.0	0.0	(20.0)

Income from Operations	492.6	445.0	412.9
Equity in earnings of affiliates	10.0	5.0	12.1
Investment earnings	1.9	0.6	1.3
Other income, net	(1.2)	(4.5)	1.5
Interest expense	(8.7)	(27.8)	(35.6)

Income before Income Taxes	494.6	418.3	392.2
Income taxes	185.0	147.6	148.7

Net Income	309.6	270.7	243.5
Noncontrolling interest	0.0	0.0	0.0

Net Income attributable to Church & Dwight Co., Inc.	$309.6	$270.7	$243.5

Weighted average shares outstanding—Basic	143.2	142.0	140.8
Weighted average shares outstanding—Diluted	145.8	144.4	143.0
Net income per share—Basic	$2.16	$1.91	$1.73
Net income per share—Diluted	$2.12	$1.87	$1.70
Cash dividends per share	$0.68	$0.31	$0.23

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share data)	December 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$251.4	$189.2
Accounts receivable, less allowances of $1.8 and $5.5	264.6	231.1
Inventories	200.7	195.4
Deferred income taxes	6.0	16.3
Other current assets	32.5	17.5

Total Current Assets	755.2	649.5

Property, Plant and Equipment, Net	506.0	468.3
Equity Investment in Affiliates	12.0	9.2
Tradenames and Other Intangibles	904.1	872.5
Goodwill	868.4	857.4
Other Assets	71.9	88.3

Total Assets	$3,117.6	$2,945.2

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$2.6	$90.0
Accounts payable and accrued expenses	379.3	355.3
Income taxes payable	1.7	1.8

Total Current Liabilities	383.6	447.1

Long-term Debt	249.7	249.7
Deferred Income Taxes	292.3	254.3
Deferred and Other Long-term Liabilities	106.2	85.2
Pension, Postretirement and Postemployment Benefits	45.0	38.0

Total Liabilities	1,076.8	1,074.3

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1.00 par value,
Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value,
Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	271.7	230.8
Retained earnings	1,714.0	1,501.8
Accumulated other comprehensive income	2.9	16.3
Common stock in treasury, at cost:
4,140,424 shares in 2011 and 4,018,000 shares in 2010	(94.4)	(24.6)

Total Church & Dwight Co., Inc. Stockholders’ Equity	2,040.6	1,870.7
Noncontrolling interest	0.2	0.2

Total Stockholders’ Equity	2,040.8	1,870.9

Total Liabilities and Stockholders’ Equity	$3,117.6	$2,945.2

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Cash Flow From Operating Activities
Net Income	$309.6	$270.7	$243.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	49.8	44.1	56.9
Amortization expense	27.3	27.5	28.5
Deferred income taxes	59.4	38.9	23.1
Loss on extinguishment of debt	0.0	4.5	0.0
Equity in earnings of affiliates	(10.0)	(5.0)	(12.0)
Distributions from unconsolidated affiliates	10.5	8.7	9.3
Non cash compensation expense	11.0	11.8	12.7
Other asset write-offs	3.1	3.9	12.2
Other	0.2	(0.9)	(3.7)
Change in assets and liabilities:
Accounts receivable	(35.3)	(12.7)	6.2
Inventories	(9.0)	24.1	(10.5)
Other current assets	(6.1)	1.9	(0.4)
Accounts payable and accrued expenses	27.4	22.7	12.7
Income taxes payable	19.1	(7.6)	17.4
Excess tax benefit on stock options exercised	(12.1)	(7.3)	(5.0)
Other liabilities	(7.1)	3.2	10.0

Net Cash Provided By Operating Activities	437.8	428.5	400.9

Cash Flow From Investing Activities
Proceeds from sale of assets	0.0	8.2	30.1
Additions to property, plant and equipment	(76.6)	(63.8)	(135.4)
Acquisitions	(69.1)	(126.0)	0.0
Investment interest in joint venture	(3.2)	0.0	0.0
Proceeds from note receivable	1.6	1.8	1.3
Contingent acquisition payments	(0.5)	(0.6)	(0.7)
Other	0.0	0.0	0.6

Net Cash Used In Investing Activities	(147.8)	(180.4)	(104.1)

Cash Flow From Financing Activities
Long-term debt borrowings	0.0	249.7	0.0
Long-term debt repayment	0.0	(781.4)	(71.5)
Short-term debt repayments, net of borrowings	(87.4)	55.1	30.9
Proceeds from stock options exercised	27.1	16.0	10.0
Excess tax benefit on stock options exercised	12.1	7.2	5.0
Payment of cash dividends	(97.4)	(44.0)	(32.3)
Purchase of treasury stock	(80.2)	(0.1)	(0.4)
Deferred financing costs	(0.7)	(6.2)	0.0

Net Cash Used In Financing Activities	(226.5)	(503.7)	(58.3)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(2.3)	10.6

Net Change In Cash and Cash Equivalents	62.2	(257.9)	249.1
Cash and Cash Equivalents at Beginning of Period	189.2	447.1	198.0

Cash and Cash Equivalents at End of Period	$251.4	$189.2	$447.1

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW—CONTINUED

	Year Ended December 31,
	2011	2010	2009
Cash paid during the year for:
Interest (net of amounts capitalized)	$9.2	$29.3	$29.9

Income taxes	$108.0	$120.9	$106.1

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$6.4	$0.9	$4.8

Property, plant and equipment expenditures included in other long-term liabilities (related to leasing obligations for new corporate headquarters facility)	$17.4	$0.0	$0.0

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$69.1	$126.0	$0.0
Purchase price	(69.1)	(126.0)	0.0

Liabilities assumed	$0.0	$0.0	$0.0

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

	Number of Shares		Amounts
(In millions)	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
December 31, 2008	146.4	(6.2)	$146.4	$178.9	$1,063.9	$(20.4)	$(37.3)	$1,331.5	$0.2	$1,331.7
Net income	0.0	0.0	0.0	0.0	243.5	0.0	0.0	243.5	0.0	243.5
Translation adjustments	0.0	0.0	0.0	0.0	0.0	34.1	0.0	34.1	0.0	34.1
Derivative agreements, net of taxes of $0.8	0.0	0.0	0.0	0.0	0.0	1.1	0.0	1.1	0.0	1.1
Defined benefit plans, net of taxes of $0.8	0.0	0.0	0.0	0.0	0.0	(4.7)	0.0	(4.7)	0.0	(4.7)
Cash dividends	0.0	0.0	0.0	0.0	(32.3)	0.0	0.0	(32.3)	0.0	(32.3)
Stock Purchases	0.0	0.0	0.0	0.0	0.0	0.0	(0.4)	(0.4)	0.0	(0.4)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $5.8	0.0	0.9	0.0	23.1	0.0	0.0	4.6	27.7	0.0	27.7
Other stock issuances	0.0	0.0	0.0	0.9	0.0	0.0	0.2	1.1	0.0	1.1

December 31, 2009	146.4	(5.3)	$146.4	$202.9	$1,275.1	$10.1	$(32.9)	$1,601.6	$0.2	$1,601.8
Net income	0.0	0.0	0.0	0.0	270.7	0.0	0.0	270.7	0.0	270.7
Translation adjustments	0.0	0.0	0.0	0.0	0.0	(2.5)	0.0	(2.5)	0.0	(2.5)
Derivative agreements, net of taxes of $2.3	0.0	0.0	0.0	0.0	0.0	3.4	0.0	3.4	0.0	3.4
Defined benefit plans, net of taxes of $4.3	0.0	0.0	0.0	0.0	0.0	5.3	0.0	5.3	0.0	5.3
Cash dividends	0.0	0.0	0.0	0.0	(44.0)		0.0	(44.0)	0.0	(44.0)
Stock purchases	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	(0.1)	0.0	(0.1)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $8.5	0.0	1.2	0.0	27.6	0.0	0.0	8.0	35.6	0.0	35.6
Other stock issuances	0.0	0.1	0.0	0.3	0.0	0.0	0.4	0.7	0.0	0.7

December 31, 2010	146.4	(4.0)	$146.4	$230.8	$1,501.8	$16.3	$(24.6)	$1,870.7	$0.2	$1,870.9
Net income	0.0	0.0	0.0	0.0	309.6	0.0	0.0	309.6	0.0	309.6
Translation adjustments	0.0	0.0	0.0	0.0	0.0	(7.3)	0.0	(7.3)	0.0	(7.3)
Derivative agreements, net of taxes of $(0.3)	0.0	0.0	0.0	0.0	0.0	1.2	0.0	1.2	0.0	1.2
Defined benefit plans, net of taxes of $2.7	0.0	0.0	0.0	0.0	0.0	(7.3)	0.0	(7.3)	0.0	(7.3)
Cash dividends	0.0	0.0	0.0	0.0	(97.4)	0.0	0.0	(97.4)	0.0	(97.4)
Stock purchases	0.0	(1.8)	0.0	0.0	0.0	0.0	(80.2)	(80.2)	0.0	(80.2)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $13.3	0.0	1.6	0.0	40.3	0.0	0.0	9.9	50.2	0.0	50.2
Other stock issuances	0.0	0.1	0.0	0.6	0.0	0.0	0.5	1.1	0.0	1.1

December 31, 2011	146.4	(4.1)	$146.4	$271.7	$1,714.0	$2.9	$(94.4)	$2,040.6	$0.2	$2,040.8

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

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its majority-owned subsidiaries. The Company accounts for equity investments on the cost method for those investments in which it does not control nor have the ability to exert significant influence over the investee, which generally is when the Company has less than a 20 percent ownership interest. In circumstances where the Company has greater than a 20 percent ownership interest and has the ability to exercise significant influence but does not control the investee, the investment is accounted for under the equity method. As a result, the Company accounts for its 50 percent interest in its Armand Products Company (“Armand”) joint venture, 50 percent interest in The ArmaKleen Company (“ArmaKleen”) joint venture, and its one-third interest in its Natronx Technologies, LLC (“Natronx”) joint venture under the equity method of accounting. Armand, ArmaKleen and Natronx are specialty chemical businesses, and the Company’s equity earnings in them are reported in the Company’s corporate segment, as described in Note 18. None of these entities are considered a significant subsidiary; therefore, summarized financial statement data is not presented.

On June 1, 2011, the Company effected a two-for-one stock split of the Company’s Common Stock in the form of a 100% stock dividend. All applicable amounts in the consolidated financial statements, including earnings per share and related disclosures, have been retroactively adjusted to reflect the stock split.

Fiscal Calendar

The Company’s fiscal year begins on January 1st and ends on December 31st. In 2011 and prior reporting periods, quarterly periods have been based on a 4 weeks—4 weeks—5 weeks methodology. As a result, the first quarter could include a partial or expanded week in the first four week period of the quarter. Similarly, the last five week period in the fourth quarter could include a partial or expanded week.

In 2012, in connection with its implementation of a new information system, the Company is changing its 4 week—4 week—5 week quarterly reporting calendar to a month-end quarterly calendar. This change will eliminate differences in the number of days in the first and fourth quarters of the year, when the Company provides year-over-prior year comparisons beginning in 2013. These differences will not have a material effect on the comparative results of the quarterly periods in 2011 and 2010.

In addition, as a result of the Company transitioning to the new information system in North America and Western Europe during 2011 and 2012, in the fourth quarter 2011 the Company eliminated the one month reporting lag for its U.K, France and Australia subsidiaries to be consistent with the fiscal calendar of the Company and its other subsidiaries. Due to the elimination of the reporting lag, 13 fiscal months of financial results are included in 2011 for the affected subsidiaries. The implementation of the new information system will enable the Company to timely consolidate these results. The elimination of this previously existing reporting lag is considered a change in accounting principle. The Company believes this change is preferable because it provides more current information to the users of the financial statements and eliminates the need to track and

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reconcile material intervening transactions. The Company has determined that the impact of the extra month is not material to its financial statements and, therefore has not retrospectively adjusted prior year amounts. The elimination of the reporting lag also resulted in the inclusion of the extra month within the fourth quarter of 2011 for the affected subsidiaries, which increased 2011 fourth quarter annual net sales by $14.3 million, and had a negligible impact on net income. If the change had been made retrospectively, net sales in 2010 would have been $1.0 million lower and net sales in 2009 would have been $4.8 million higher; net income would have been $0.1 and $1.1 million higher, respectively.

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

Selling, general and administrative expenses include costs related to functions such as sales, corporate management, marketing administration and legal, among others. Such costs include salary compensation related costs (such as benefits, profit sharing, deferred compensation and employer contributions to employee savings plans); travel and entertainment related expenses; trade show expenses; insurance; professional and other consulting fees; costs related to temporary staff; staff relocation costs; and non-capitalizable software related costs.

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

Inventories

Inventories are valued at the lower of cost or market. Approximately 24% and 22% of the inventory at December 31, 2011 and 2010, including substantially all inventory in the Company’s Specialty Products segment as well as domestic inventory sold primarily under the ARM & HAMMER trademark in the Consumer Domestic segment, were determined utilizing the last-in, first-out (LIFO) method. The cost of the remaining inventory is determined using the first-in, first-out (“FIFO”) method. The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. The estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products. The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to reflect inventory at net realizable value were $4.7 million at December 31, 2011, and $6.1 million at December 31, 2010.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives for building and improvements, machinery and equipment, and office equipment range from 9-40, 3-20 and 3-10 years, respectively. Routine repairs and maintenance are expensed when incurred. Leasehold improvements are depreciated over a period no longer than the lease term, except when the lease renewal has been determined to be reasonably assured and failure to renew the lease results in an economic penalty to the Company.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and Development

The Company incurred research and development expenses in the amount of $55.1 million, $53.7 million and $55.1 million in 2011, 2010 and 2009, respectively. These expenses are included in selling, general and administrative expenses.

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

(In millions)	2011	2010(1)	2009(1)
Weighted average common shares outstanding—basic	143.2	142.0	140.8
Dilutive effect of stock options	2.6	2.4	2.2

Weighted average common shares outstanding—diluted	145.8	144.4	143.0

Antidilutive stock options outstanding	0.7	1.2	2.2

(1)	Reflects two-for-one stock split

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee and Director Stock Option Based Compensation

The fair value of share-based compensation is determined at the grant date and the related expense is recognized over the required employee service period in which the share-based compensation vests. In 2011, the Company recorded a pre-tax charge of $11.0 million associated with the fair-value of unvested stock options and restricted stock awards, of which $9.8 million was included in selling, general and administrative expenses and $1.2 million in cost of goods sold.

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

New Accounting Pronouncements Adopted

There have been no accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the twelve months ended December 31, 2011 did not require the Company to include additional financial statement disclosures and had no impact on the Company’s financial position, results of operations or cash flows.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s assets and liabilities that are measured at fair value on a recurring basis were derivative instruments and are disclosed under Note 3. The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels in the twelve months ended December 31, 2011.

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2011 and December 31, 2010.

	December 31, 2011		December 31, 2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Current portion of note receivable	$0.6	$0.7	$1.6	$1.6
Long-term note receivable	0.1	0.1	0.8	0.8
Financial Liabilities:
Short-term borrowings	2.6	2.6	90.0	90.0
3.35% Senior notes	249.7	260.2	249.7	250.2

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable: The fair value of the note receivable reflects what management believes is the appropriate interest factor at December 31, 2011 and December 31, 2010, respectively, based on similar risks in the market.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2011, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments. The tables following the discussion of the derivative instruments summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated statements of income and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During 2011, the Company entered into hedge agreements with financial counterparties. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The floating rate payment is determined on a monthly basis, based on the average price of the Department of Energy’s Diesel Fuel Index price during the applicable month and is designed to offset any increase or decrease in fuel surcharge payments that the Company pays to it common carriers. The agreements cover approximately 35% of the Company’s diesel fuel requirements for 2011 and 33% of the Company’s total 2012 diesel fuel requirements. The Company uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. The hedge agreements are designed to add stability to the Company’s product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.

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

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in the U.S. Dollar, Canadian dollar, British pound and Euro. Certain of the Company’s subsidiaries entered into forward exchange contracts to protect the Company from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows. The face value of the unexpired contracts as of December 31, 2011 totaled U.S. $30.3 million. The contracts qualified as foreign currency cash flow hedges, and, therefore, changes in the fair value of the contracts were recorded in Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on our Consolidated Statements of Income and on other comprehensive income (“OCI”):

	0000000000000	0000000000000	0000000000000	0000000000000
		Notional Amount	Fair Value at December 31,
Fair Value of Derivative Instruments (In millions)	Balance Sheet Location	December 31, 2011	2011	2010
Derivatives designated as hedging instruments
Asset Derivatives
Diesel fuel contracts	Other current assets	$3.9	$0.1	$0.6
Foreign exchange contracts	Accounts receivable	$30.3	1.1	0.0

Total assets			$1.2	$0.6

Liability Derivatives
Foreign exchange contracts	Accounts payable and accrued expenses	$0.0	$0.0	$1.0

Total liabilities			$0.0	$1.0

Derivatives not designated as hedging instruments
Asset Derivatives
Equity derivatives	Other current assets	$17.2	$2.0	0.4

Total assets			$2.0	$0.4

Liability Derivatives
Foreign exchange contracts	Accounts payable and accrued expenses	$0.0	$0.0	$0.1

Total liabilities			$0.0	$0.1

	0000000000000	0000000000000	0000000000000	0000000000000
	Income Statement Location	Amount of Gain (Loss) Recognized in OCI from Derivatives for the Year ended December 31,
		2011	2010	2009
Derivatives designated as hedging instruments
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	$1.5	$(0.1)	$(0.6)
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	(0.3)	0.4	0.0
Interest rate collars and swaps (net of taxes)	Other comprehensive income (loss)	0.0	3.1	1.7

Total gain (loss) recognized in OCI		$1.2	$3.4	$1.1

	0000000000000	0000000000000	0000000000000	0000000000000
		Amount of Gain (Loss) Recognized in Income for the Year ended December 31,
		2011	2010	2009
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$3.9	$1.4	$0.9
Foreign exchange contracts	Selling, general and administrative expenses	(0.1)	(0.2)	0.0
Diesel fuel contracts	Cost of sales	0.0	(0.5)	0.5

Total gain (loss) recognized in income		$3.8	$0.7	$1.4

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other than the reclassification of losses related to the termination of interest rate swap and interest rate collar agreements in the fourth quarter of 2010, there were no other material reclassifications of gains (losses) from other comprehensive income to earnings for the years ended December 31, 2011 and December 31, 2010. The notional amount of a financial instrument is the nominal or face amount that is used to calculate payments made on that instrument. The fair values of derivative instruments disclosed above were measured based on Level 2 inputs.

The fair value of the foreign exchange contracts is based on observable forward rates in commonly quoted intervals for the full term of the contract.

The fair value of the equity derivatives is based on the quoted market prices of Company stock at the end of each reporting period.

The fair value of the diesel fuel contracts is based on home heating oil futures prices for the duration of the contract.

4. Inventories

Inventories consist of the following:

(In millions)	December 31, 2011	December 31, 2010
Raw materials and supplies	$49.6	$52.5
Work in process	11.3	12.1
Finished goods	139.8	130.8

Total	$200.7	$195.4

Inventories valued on the last-in, first-out (“LIFO”) method totaled $48.3 million and $42.9 million at December 31, 2011 and 2010, respectively, and would have been approximately $6.4 million and $4.5 million higher, respectively, had they been valued using the first-in, first-out (“FIFO”) method. The amount of LIFO liquidations in 2011 and 2010 were immaterial.

In 2011, the Company reclassified approximately $2.9 million of inventory at its Brazil facility to assets held for sale. See Note 8 for further information.

5. Property, Plant and Equipment

Property, Plant and Equipment (“PP&E”) consist of the following:

(In millions)	December 31, 2011	December 31, 2010
Land	$25.6	$26.0
Buildings and improvements	224.5	229.0
Machinery and equipment	479.4	481.9
Office equipment and other assets	31.3	31.0
Software	91.4	54.2
Mineral rights	0.7	1.6
Construction in progress	57.6	39.5

Gross Property, Plant and Equipment	910.5	863.2
Less accumulated depreciation and amortization	404.5	394.9

Net Property, Plant and Equipment	$506.0	$468.3

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31,
(In millions)	2011	2010	2009
Depreciation and amortization on PP&E	$49.8	$44.1	$56.9

Interest charges capitalized (in construction in progress)	$1.9	$1.0	$2.4

In 2011, the Company reclassified approximately $8.6 million of net property, plant and equipment at its Brazil facility to assets held for sale. The Company plans to sell its sodium bicarbonate business at this location, including related property, plant and equipment and working capital. See Note 8 for further information.

Software increased in 2011 due to expenditures for the Company’s new information system.

Construction in progress at December 31, 2011 includes $17.4 million related to the Company’s capital lease for its new Corporate headquarters facility as the Company is considered the owner, for financial statement reporting purposes, during the construction phase.

The Company recorded approximately $2.3 million of accelerated depreciation expense in cost of sales for the year ended 2011 in connection with the reorganization of its Green River, Wyoming facility. Additionally, the Company closed its North Brunswick, New Jersey facility in the fourth quarter of 2009 and recorded accelerated depreciation charges in the Consumer Domestic Segment on those facilities following the announcement of the closing in June 2008. The accelerated depreciation charges of $16.2 million for the twelve months ended December 31, 2009 are included in cost of sale. See Note 9 for further information.

In 2011, capitalized interest charges were higher than in 2010 due to the Company’s new information system project.

The Company recognized charges related to equipment obsolescence, which occur in the ordinary course of business, and plant impairment charges during the three year period ended December 31, 2011 as follows:

	For the Year Ended December 31,
(In millions)	2011	2010	2009
Segments:
Consumer Domestic	$1.9	$0.6	$3.2
Consumer International	0.2	0.0	0.0
Specialty Products	1.0	3.1	6.9

Total	$3.1	$3.7	$10.1

The 2011 Consumer Domestic charge is a result of the idling of equipment. The Specialty Products charge in 2011 is associated with the Company’s decision to explore strategic options for the chemical business in Brazil. In 2010, the Company recorded a plant asset impairment charge of approximately $3.1 million, representing the carrying value of certain assets, associated with its Brazil subsidiary. The charge is a result of a reduction in forecasted sales volume which has negatively impacted projected profitability. The charge is included in cost of sales in the Specialty Products Division segment income statement. In 2009, the Company recorded a plant asset impairment charge of approximately $6.9 million, representing the carrying value of certain assets, associated with one of its international subsidiaries. The Company measured the impairment charge using the discounted cash flow method. This subsidiary manufactures some products that compete with imports priced in U.S. dollars. As the dollar has weakened, it has been necessary to lower prices in the local currency to stay competitive, leading to negative cash flows, which is the key input under the discounted cash

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flow method. The charge is included in cost of sales in the Specialty Products Division segment income statement. The $3.2 million charge recorded in the Consumer Domestic Segment in 2009 is primarily a result of a lack of acceptance for certain products by our key customers that resulted in a decline of forecasted future cash flows and reduced profitability. The Company’s fair value measurement input is considered a Level 3 input.

In 2010, the Company sold $5.5 million of property, plant and equipment associated with the BRILLO product line.

6. Acquisition of Assets

On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3 million. The Company paid for the acquisition from available cash. The technology will be managed principally within the Consumer Domestic segment.

On June 28, 2011, the Company acquired the BATISTE dry shampoo brand from Vivalis, Limited for cash consideration of $64.8 million. The Company paid for the acquisition from available cash. BATISTE annual sales are approximately $20.0 million. The BATISTE brand is managed principally within the Consumer International segment.

On December 21, 2010, the Company acquired the FELINE PINE cat litter brand from Nature’s Earth Products, Inc. for cash consideration of $46.0 million. FELINE PINE annual net sales are approximately $20.0 million. The acquired brand will complement the existing ARM & HAMMER cat litter business. The FELINE PINE brand is managed principally within the Consumer Domestic segment.

On September 2, 2010, the Company acquired certain oral care technology (“Technology Acquisition”) for cash consideration of $10.0 million. The new oral care technology is managed principally within the Consumer Domestic segment.

On June 4, 2010, the Company acquired the SIMPLY SALINE brand from Blairex Laboratories for cash consideration of $70.0 million. SIMPLY SALINE annual net sales are approximately $20.0 million. The SIMPLY SALINE brand is managed principally within the Consumer Domestic segment.

The fair values of the assets acquired in 2011 and in 2010 are as follows:

	2011
(In millions)	Batiste	Oral Care Technology	Total
Inventory	$1.0	$0.0	$1.0
Tradenames and other intangibles	53.1	4.3	57.4
Goodwill	10.7	0.0	10.7

Total Assets	64.8	4.3	69.1
Liabilities	0.0	0.0	0.0

Purchase Price	$64.8	$4.3	$69.1

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2010
(In millions)	Simply Saline	Oral Care Technology	Feline Pine	Total
Inventory / Current Assets	$1.7	$0.0	$1.4	$3.1
Tradenames and other intangibles	55.6	10.0	38.5	104.1
Goodwill	12.7	0.0	6.1	18.8

Total Assets	70.0	10.0	46.0	126.0
Liabilities	0.0	0.0	0.0	0.0

Purchase Price	$70.0	$10.0	$46.0	$126.0

The weighted average life of the amortizable intangible assets recognized from the 2011 and 2010 acquisitions was 15 years for the acquisitions other than the two oral care technology acquisitions and from 7-10 years for the oral care technology acquisitions. Pro forma results reflecting these acquisitions are not presented because they are not material.

7. Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	December 31, 2011				December 31, 2010
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$116.9	$(61.3)	$55.6	3-20	$117.1	$(53.9)	$63.2
Customer Relationships	253.8	(64.3)	189.5	15-20	250.5	(50.5)	200.0
Patents/Formulas	43.0	(24.8)	18.2	4-20	38.5	(21.0)	17.5
Non Compete Agreement	1.4	(1.2)	0.2	5-10	1.4	(1.0)	0.4

Total	$415.1	$(151.6)	$263.5		$407.5	$(126.4)	$281.1

	000000000	000000000	000000000	000000000	000000000	000000000	000000000
Indefinite lived intangible assets—Carrying value
	December 31, 2011				December 31, 2010
Tradenames	$640.6				$591.4

Intangible amortization expense amounted to $25.2 million for 2011, $23.7 million for 2010 and $24.2 million in 2009. The Company estimates that intangible amortization expense will be approximately $24 million in 2012 and approximately $22 million in each of the next four years.

Other intangible assets increased in 2011 due to the acquisitions noted in Note 6. The acquired intangible assets reflect their allocable purchase price as of their respective purchase dates.

There were no tradename impairment charges during the three year period ended December 31, 2011.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the year ended December 31, 2011 are as follows:

(In millions)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2009	$781.4	$36.5	$20.2	$838.1
SIMPLY SALINE acquired goodwill	12.7	0.0	0.0	12.7
FELINE PINE acquired goodwill	6.1	0.0	0.0	6.1
Additional contingent consideration	0.5	0.0	0.0	0.5

Balance December 31, 2010	$800.7	$36.5	$20.2	$857.4
BATISTE acquired goodwill	0.0	10.7	0.0	10.7
Additional contingent consideration	0.3	0.0	0.0	0.3

Balance December 31, 2011	$801.0	$47.2	$20.2	$868.4

The Company performed its annual goodwill impairment test as of the beginning of the second quarter of 2011, and no adjustments were required.

8. Assets Held for Sale and Sale of Assets

The Company is exploring strategic options for its chemical business in Brazil. The business, which has annual revenues of approximately $40 million, markets sodium bicarbonate, dairy products and other chemicals in Brazil. The net assets associated with a portion of this business has been classified as “held for sale” for financial statement reporting purposes as of December 31, 2011. The Company reclassified approximately $8.6 million of net property, plant and equipment and approximately $3.1 million of inventories and supply parts at its Brazil facility to assets held for sale.

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

9. Restructuring Activities

International Facility Closing Costs

During 2010, the Company decided to cease operations at two plants operated by one of its international subsidiaries. During the year ended December 31, 2011, the Company incurred and recognized $0.9 million in exit and disposal costs. As of December 31, 2011, the Company had incurred and paid a cumulative total of $1.4 million relating to exit and disposal costs. These charges were included in cost of sales in the Specialty Products segment. All other costs associated with the international plant shut down activity will be recorded in the period in which the liability is incurred (generally, when goods or services associated with the activity are received).

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

The following table summarizes the liabilities and cash costs paid or settled in connection with the closing of the North Brunswick facility, for the twelve months ended December 31, 2011 and 2010, which have been included in for the results of the Consumer Domestic segments:

(In millions)	Severance Liability	Contract Termination Costs	Other Exit and Disposal Costs	Total
Balance at December 31, 2009	$2.7	$5.7	$0.9	$9.3
Costs incurred and charged to expenses	0.0	2.9	0.0	2.9
Adjustments related to the North Brunswick Lease	0.0	2.1	0.7	2.8
Costs paid or settled	(2.7)	(6.0)	(1.2)	(9.9)

Liability Balance at December 31, 2010	$0.0	$4.7	$0.4	$5.1
Costs incurred and charged to expenses	0.0	0.2	0.0	0.2
Adjustments related to the North Brunswick Lease	0.0	1.3	0.7	2.0
Costs paid or settled	0.0	(1.7)	(0.2)	(1.9)

Liability Balance at December 31, 2011	$0.0	$4.5	$0.9	$5.4

Cumulative restructuring costs incurred to date	$3.0	$13.0	$3.2	$19.2

The Company does not anticipate any additional material expenditures in connection with the closing of the North Brunswick facility.

Green River, Wyoming

During the first quarter of 2011, the Company announced its decision to relocate a portion of its Green River, Wyoming operations to a newly leased site in Victorville, California in the first half of 2012. Specifically, the Company will be relocating its cat litter manufacturing operations and distribution center to this southern California site to be closer to transportation hubs and its West Coast customers. The site will also produce liquid laundry detergent products and is expandable to meet future business needs. The Company’s sodium bicarbonate operations and other consumer product manufacturing will remain at the Green River facility.

The Company invested approximately $11 million in 2011 and in total expects to invest approximately $35 million in capital expenditures and incur approximately $7 million in transition expenses in connection with the opening of the Victorville site and costs associated with the changes anticipated at the Green River facility through 2012. The transition expenses include anticipated severance costs and accelerated depreciation of equipment at the Company’s Green River facility and one-time project expenses. The Company has recorded approximately $2.3 million of accelerated depreciation expense and $1.2 million of transition costs in cost of sales for the year ended 2011. These expenditures are being recorded in the Consumer Domestic segment.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

(In millions)	2011	2010
Trade accounts payable	$231.8	$206.3
Accrued marketing and promotion costs	89.0	83.9
Accrued wages and related costs	36.0	38.9
Accrued profit sharing	10.5	11.5
Other accrued current liabilities	12.0	14.7

Total	$379.3	$355.3

11. Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In millions)	2011	2010
Short-term borrowings
Securitization of accounts receivable	$0.0	$90.0
Various debt due to international banks	2.6	0.0

Total short-term borrowings	$2.6	$90.0

Long-term debt
3.35% Senior notes due December 15, 2015	$250.0	$250.0
Less: Discount	(0.3)	(0.3)

Net long-term debt	$249.7	$249.7

3.35% Senior Notes

On December 15, 2010, the Company completed an underwritten public offering of $250 million aggregate principal amount of 3.35% senior notes due 2015 (the “Notes”). The Notes were issued under an indenture, dated December 15, 2010 (the “Indenture”), and a first supplemental indenture (the “First Supplemental Indenture”), dated December 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee relating to the Notes. On December 30, 2010, the proceeds of the offering were utilized to retire the outstanding $250 million principal amount of the Company’s 6% Senior Subordinated Notes due 2012. The unamortized deferred financing costs of $1.3 million associated with the Senior Subordinated Notes was charged to other expense in the fourth quarter in 2010.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revolving Credit Facility

On November 18, 2010, the Company repaid its entire $408 million outstanding term loan debt and replaced its former credit facility with a new $500 million unsecured revolving credit facility. Under the credit agreement relating to the new revolving credit facility (as amended, the “Credit Agreement”), the Company has the ability to increase its revolving credit facility up to an additional $500 million, subject to lender commitments and certain conditions as described in the Credit Agreement. Unless extended, the revolving credit facility will terminate and all amounts outstanding thereunder will be due and payable on August 4, 2016.

The Company recently amended its Credit Agreement to support its inaugural $500 million commercial paper program. Total combined borrowing for both the revolving credit facility and the commercial paper program may not exceed $500 million.

Interest on the Company’s borrowings under the Credit Agreement is based, at the Company’s option, upon either (i) the Base Rate (generally equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America’s prime rate and (c) a LIBOR-based rate plus 1.00% or (ii) the Eurocurrency Rate (generally, the LIBOR-based rate). Depending upon the better of the credit rating for either Moody’s or S&P or the leverage ratio of the Company (described below), interest on borrowings accrues at rates ranging from 0.25% to 1.25% per annum above the Base Rate and 1.25% to 2.25% per annum above the Eurocurrency Rate.

The Credit Agreement contains customary affirmative and negative covenants, including without limitation, restrictions on the following: indebtedness, liens, investments, asset dispositions, fundamental changes, changes in the nature of the business conducted, affiliate transactions, burdensome agreements and use of proceeds.

Under the Credit Agreement, the Company is required to maintain a minimum interest coverage ratio, defined as the ratio of “Consolidated EBITDA” (as defined in the Credit Agreement) to Consolidated Interest Charges (as defined in the Credit Agreement), of 3.00 to 1.00. The Company also is required to keep its leverage ratio, defined as the ratio of Consolidated Funded Indebtedness (as defined in the Credit Agreement) to

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated EBITDA, below a level of 3.25 to 1.00. However, if the Company consummates a material acquisition, the maximum leverage ratio increases to a level of 3.50 to 1.00 during the twelve month period commencing on the date of such acquisition.

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

As a result of the termination of its term loan in 2010, the Company also terminated its interest rate collar and swap cash flow hedge agreements, and recorded interest expense of $4.6 million in 2010. The unamortized deferred financing costs of $3.2 million associated with the term loan were charged to other expense in the fourth quarter in 2010.

Commercial Paper Program

In the third quarter of 2011, the Company entered into an agreement with two banks to establish a commercial paper program (the “Program”). Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500 million. The maturities of the notes will vary but may not exceed 397 days. The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement. If, for any reason, the Company is unable to access the commercial paper market, the revolving credit facility would be utilized to meet the Company’s short-term liquidity needs. The Company did not issue any notes under the Program in 2011.

Securitization

In 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion of its primary credit facility and to lower its financing costs by accessing the commercial paper market. Under this arrangement, the Company sold, and agreed to sell from time to time throughout the term of the agreement (which is renewed annually), its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware limited liability company (“Harrison”). Harrison in turn sold, and agreed to sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. During 2011, the Company repaid a net of $90.0 million under its accounts receivable securitization facility. During 2011, the Company terminated the accounts receivable securitization facility, effective December 30, 2011 as notes issued under the Program bear a lower interest rate than notes issued under the securitization program.

Other Debt

The Company’s Brazilian subsidiary, Quimica Geral do Nordeste S.A (“QGN”), has lines of credit that enable it to borrow in its local currency subject to various interest rates that are determined by several local inflation indexes. The various lines of credit will expire at the end of 2012, but are expected to be renewed. Amounts available under the lines of credit total $6.4 million. There were borrowings of $2.6 million as of December 31, 2011 under this facility.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes

The components of income before taxes are as follows:

(In millions)	2011	2010	2009
Domestic	$441.1	$382.2	$364.2
Foreign	53.5	36.1	28.0

Total	$494.6	$418.3	$392.2

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

(In millions)	2011	2010	2009
Current:
U.S. federal	$92.7	$79.0	$93.8
State	16.3	15.4	18.8
Foreign	16.6	14.3	13.0

	125.6	108.7	125.6

Deferred:
U.S. federal	48.7	34.0	18.2
State	(3.3)	8.0	7.1
Foreign	14.0	(3.1)	(2.2)

	59.4	38.9	23.1

Total provision	$185.0	$147.6	$148.7

Deferred tax assets (liabilities) consist of the following at December 31:

(In millions)	2011	2010
Deferred tax assets:
Accounts receivable	$4.5	$8.6
Deferred compensation	45.6	44.0
Pension, postretirement and postemployment benefits	15.1	13.8
Reserves	16.2	24.7
Tax credit carryforwards/other tax attributes	0.3	3.5
Net international operating loss carryforwards	11.3	11.3

Total gross deferred tax assets	93.0	105.9
Valuation allowances	(17.8)	(3.5)

Total deferred tax assets	75.2	102.4

Deferred tax liabilities:
Goodwill	(129.8)	(117.1)
Tradenames and other intangibles	(130.3)	(120.4)
Property, plant and equipment	(98.1)	(78.9)

Total deferred tax liabilities	(358.2)	(316.4)

Net deferred tax liability	$(283.0)	$(214.0)

Current net deferred tax asset	$6.0	$16.3
Long term net deferred tax asset	3.3	24.0
Long term net deferred tax liability	(292.3)	(254.3)

Net deferred tax liability	$(283.0)	$(214.0)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

(In millions)	2011	2010	2009
Statutory rate	35%	35%	35%
Tax that would result from use of the federal statutory rate	$173.1	$146.4	$137.3
State and local income tax, net of federal effect	12.1	15.2	16.8
Varying tax rates of foreign affiliates	(2.5)	(1.5)	0.4
Benefit from domestic manufacturing deduction	(8.3)	(8.5)	(5.1)
Resolution of tax contingencies	(3.7)	(4.1)	0.0
Valuation Allowances	14.3	0.0	0.0
Other	0.0	0.1	(0.7)

Recorded tax expense	$185.0	$147.6	$148.7

Effective tax rate	37.4%	35.3%	37.9%

At December 31, 2011, foreign subsidiaries of the Company had net operating loss carryforwards of approximately $44 million. Approximately one third of the net operating loss carryforwards expire on various dates through December 31, 2018. The remaining net operating loss carryforwards are not subject to expiration.

The Company believes that it is more likely than not that the benefit from certain foreign net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $10.4 million and $3.5 million at December 31, 2011 and 2010, respectively, on the deferred tax asset relating to these foreign net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of its Brazilian subsidiary, Quimica Geral do Nordeste SA, will not be realized. In recognition of this risk, the Company recorded a valuation allowance of $7.4 million at December 31, 2011 on these deferred tax assets.

The Company has undistributed earnings of foreign subsidiaries of approximately $199 million at December 31, 2011 for which deferred taxes have not been provided. These earnings, which are considered to be permanently reinvested, would be subject to U.S. tax if they were remitted as dividends. It is not practicable to determine the deferred tax liability on these earnings.

The Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities. Under applicable accounting guidance, these tax positions do not meet the minimum threshold required for the related tax benefit to be recognized in the income statement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2011	2010	2009
Unrecognized tax benefits at January 1	$24.6	$39.6	$35.5
Gross increases—tax positions in current period	0.0	0.0	4.1
Gross increases—tax positions in prior period	1.0	4.6	10.1
Gross decreases—tax positions in prior period	(5.5)	(14.2)	(6.2)
Settlements	(6.8)	(4.9)	(3.7)
Lapse of statute of limitations	(0.2)	(0.5)	(0.2)

Unrecognized tax benefits at December 31	$13.1	$24.6	$39.6

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all material federal, state, and international income tax matters have been effectively concluded for years through 2007. In 2011, the Company recognized a benefit from the reversal of approximately $3.7 million in income tax expense and $1.6 million in pretax interest expense associated with certain tax liabilities as a result of the settlement of various state audits and the lapse of applicable statutes of limitation of several state taxing authorities. In 2010, the Company recognized a benefit from the reversal of approximately $4.0 million in income tax expense and $3.0 million in pretax interest expense associated with certain tax liabilities as a result of the settlement of an IRS audit and the lapse of applicable statutes of limitation of several state taxing authorities.

Included in the balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009 are $12.1 million, $15.0 million and $19.9 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009, are $1.0 million, $9.6 million and $19.7 million, respectively, of tax benefits that, if recognized, would result in adjustments to balance sheet tax accounts, primarily deferred taxes.

The Company is subject to U.S. federal income tax as well as the income tax in multiple state and international jurisdictions. Substantially all material federal, state, and international income tax matters have been effectively closed for years through 2007. The Company closed the audit of tax years 2008 and 2009 with the U.S. Internal Revenue Service on February 6, 2012. The tax years 2008 and 2009 are currently under audit by several state and international taxing authorities. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a decrease of approximately $6.8 million in the unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations. Of this amount, $0.6 million would result in adjustments to balance sheet tax accounts, primarily deferred taxes and would not affect the effective tax rate.

The Company’s policy for recording interest associated with income tax examinations is to record interest as a component of Income before Income Taxes. During the twelve months ended December 31, 2011, and December 31, 2010, the Company recognized a net reversal of accrued interest expense associated with uncertain tax positions of approximately $1.9 million, and $4.2 million, respectively. During the twelve months ended December 31, 2009, the Company recognized approximately $1.9 million in interest expense associated with uncertain tax positions. As of December 31, 2011 and December 31, 2010, the Company had $0.7 million and $2.6 million, respectively, in accrued interest expense related to unrecognized tax benefits.

13. Benefit Plans

Defined Benefit Retirement Plans

The Company has defined benefit pension plans covering certain employees. Pension benefits to retired employees are based upon the employees’ length of service and a percentage of their qualifying compensation during the final years of employment. The Company’s funding policy is consistent with federal/statutory funding requirements. The Company also maintains unfunded plans, which provide medical benefits for eligible domestic retirees and their dependents and for retirees and employees in Canada. The cost of such benefits is recognized during the employees’ respective active working careers. The Company recognizes the unfunded status of a benefit plan in the balance sheet, which is a long-term liability for the Company. Any previously unrecognized gains or losses are recorded in the equity section of the balance sheet within accumulated other comprehensive income.

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

As a result of the transfer of the U.S. Pension Plan obligations and assets described above, the Company recorded a charge to earnings in the fourth quarter of 2010 of approximately $24 million pre-tax or $0.11 per share. This charge is included in selling, general and administrative expenses.

The following table provides information on the status of the defined benefit plans at December 31:

	Pension Plans		Nonpension Postretirement Plans
(In millions)	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit obligation at beginning of year	$81.2	$129.8	$24.3	$22.3
Service cost	0.9	1.7	0.4	0.3
Interest cost	4.6	6.9	1.3	1.3
Plan participants’ contributions	0.0	0.2	0.3	0.2
Actuarial loss	7.0	16.1	3.0	1.4
Settlements/curtailments	0.0	(64.4)	(0.5)	0.0
Effects of exchange rate changes / other	(1.0)	(1.1)	(0.1)	0.2
Benefits paid	(4.6)	(8.0)	(1.5)	(1.4)

Benefit obligation at end of year	$88.1	$81.2	$27.2	$24.3

Change in Plan Assets:
Fair value of plan assets at beginning of year	$67.9	$113.7	$0.0	$0.0
Actual return on plan assets (net of expenses)	3.2	6.8	0.0	0.0
Employer contributions	4.8	19.3	1.2	1.3
Plan participants’ contributions	0.0	0.3	0.3	0.2
Effects of exchange rate changes / other	(0.8)	(1.0)	0.0	0.0
Settlements	0.0	(63.2)	0.0	0.0
Benefits paid	(4.6)	(8.0)	(1.5)	(1.5)

Fair value of plan assets at end of year	$70.5	$67.9	$0.0	$0.0

Funded status at end of year, recorded in Pension and Postretirement Benefits	$(17.6)	$(13.3)	$(27.2)	$(24.3)

Amounts Recognized in Accumulated Other Comprehensive Income:
Prior Service Credit	$0.1	$(0.1)	$(0.5)	$0.1
Actuarial Loss	17.6	10.2	3.7	0.8

Net Loss (Income) Recognized in Accumulated Other Comprehensive Income	$17.7	$10.1	$3.2	$0.9

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the statement of financial position consist of:

	Pension Plans		Nonpension Postretirement Plans
(In millions)	2011	2010	2011	2010
Pension and Postretirement Benefits	$(17.6)	$(13.3)	$(27.2)	$(24.3)
Accumulated other comprehensive loss(income)	17.7	10.1	3.2	0.9

Net amount recognized at end of year	$0.1	$(3.2)	$(24.0)	$(23.4)

Accumulated benefit obligation	$85.4	$78.3	$0.0	$0.0

In 2011, the change in accumulated other comprehensive loss (income) was a $7.6 million increase in the Company’s remaining pension plan obligations and a $2.3 million increase in postretirement benefit plan obligations. The changes are primarily related to the change in discount rates for all plans.

Weighted-average assumptions used to determine benefit obligations as of December 31:

	Pension Plans		Postretirement Plans
	2011	2010	2011	2010
Discount Rate	4.73%	5.32%	4.32%	5.28%
Rate of Compensation increase	3.30%	3.65%	N/A	N/A

Net Pension and Net Postretirement Benefit Costs consisted of the following components:

	Pension Costs			Nonpension Postretirement Costs
(In millions)	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$0.9	$1.7	$1.6	$0.4	$0.3	$0.3
Interest cost	4.6	6.9	6.8	1.3	1.3	1.2
Expected return on plan assets	(4.3)	(5.1)	(6.3)	0.0	0.0	0.0
Amortization of prior service cost	0.0	0.0	0.4	0.1	0.1	0.1
Recognized actuarial loss (gain)	0.0	0.7	1.4	0.0	0.0	0.0
Settlement (gain) loss	0.0	24.3	(0.7)	0.0	0.0	0.0

Net periodic benefit cost	$1.2	$28.5	$3.2	$1.8	$1.7	$1.6

In 2012, amounts in accumulated other comprehensive income expected to be recognized in the income statement are estimated to be negligible.

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Plans			Nonpension Postretirement Plans
	2011	2010	2009	2011	2010	2009
Discount Rate	5.34%	5.75%	6.61%	5.28%	5.80%	6.48%
Rate of Compensation increase	3.68%	3.73%	4.07%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.87%	5.76%	6.72%	N/A	N/A	N/A

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

The expected long-term rate of return on pension plan assets is selected by taking into account a historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. A 50 basis point change in the expected long-term rate of return would result in an approximate $0.4 million change in pension expense for 2012.

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

The fair values of Company’s pension plan assets at by asset category are as follows:

Fair Value Measurements (In millions)		Quoted Prices in Active Markets for	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash & Cash Equivalents	$0.4	$0.4	$0.0	$0.0
Equity Securities—Mutual Funds(a)	14.3	0.4	13.9	0.0
Bond Funds(b)	9.8	0.1	9.7	0.0
Government Fixed Income Securities	9.7	0.0	9.7	0.0
Global Multi-strategy Fund(c)	27.7	0.0	0.0	27.7
Insurance Investment Contract(d)	4.3	0.0	0.0	4.3
Other(e)	1.7	0.3	1.2	0.2

December 31, 2010	$67.9	$1.2	$34.5	$32.2

Cash & Cash Equivalents	$0.4	$0.4	$0.0	$0.0
Equity Securities—Mutual Funds(a)	13.0	0.4	12.6	0.0
Bond Funds(b)	9.2	0.0	9.2	0.0
Government Fixed Income Securities	14.2	0.1	14.1	0.0
Global Multi-strategy Fund(c)	27.7	0.0	0.0	27.7
Insurance Investment Contract(d)	4.7	0.0	0.0	4.7
Other(e)	1.3	0.2	1.1	0.0

December 31, 2011	$70.5	$1.1	$37.0	$32.4

(a)	The equity securities represent mutual funds held by the pension plans in Canada, which include both domestic and international equity securities.
(b)	The bond funds constitutes investments primarily for the pension plan in Canada and the fund consists of investments in Canadian government, corporations and municipal or local governments bonds.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)	The global multi-strategy fund constitutes investments for the pension plan in the United Kingdom. The fund is a fund of funds invested in a series of diverse international equity funds and fixed income funds.
(d)	The insurance investment contract is in the form of an insurance policy that is held by the pension plan in the United Kingdom. The investment of the underlying assets is in various managed funds.
(e)	Other category includes money market funds and equity securities / international companies.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Investments) are as follows:

(In millions)	Fixed Income Fund (Other)	Global Multi- strategy Fund	Insurance Investment Contract	Total
Investments
Balance at December 31, 2009	$18.1	$26.6	$4.3	$49.0
Service Fees	(0.1)	0.0	0.0	(0.1)
Net realized and unrealized gains (loss)	1.4	2.6	0.2	4.2
Purchases, sales, and distributions	(1.4)	0.0	0.0	(1.4)
Pension Obligation Settlement	(13.6)	0.0	0.0	(13.6)
Transfers in and/or out	(4.2)	0.0	0.0	(4.2)
Effects of exchange rate changes	0.0	(1.5)	(0.2)	(1.7)

Balance at December 31, 2010	$0.2	$27.7	$4.3	$32.2

Net realized and unrealized gains (loss)	0.0	0.4	0.4	0.8
Pension Obligation Settlement	0.0	(0.4)	0.0	(0.4)
Transfers in and/or out	(0.2)	0.0	0.0	(0.2)

Balance at December 31, 2011	$0.0	$27.7	$4.7	$32.4

The Company made cash contributions of approximately $4.8 million to its pension plans in 2011. The Company estimates it will be required to make cash contributions to its pension plans of approximately $3.6 million in 2012 to offset 2012 benefit payments and administrative costs in excess of investment returns.

The following benefit payments are expected to be paid from the defined benefit plans:

(In millions)	Pension Plans	Nonpension Postretirement Plans
2012	$3.8	$1.2
2013	3.9	1.3
2014	3.9	1.4
2015	4.1	1.5
2016	4.1	1.6
2017-2021	22.7	9.5

The accumulated postretirement benefit obligation has been determined by application of the provisions of the Company’s medical plans including established maximums and sharing of costs, relevant actuarial assumptions and health-care cost trend rates projected at approximately 9.0 % for 2012 and decreasing to an ultimate rate of approximately 5.0 % in 2029. The Company has a maximum annual benefit based on years of service for those participants over 65 years of age.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following chart shows the effect of a 1% change in healthcare cost trends:

(in millions)	2011	2010
Effect of 1% increase in health-care cost trend rates on:
Postretirement benefit obligation	$2.0	$1.9
Total of service cost and interest cost component	0.2	0.2
Effect of 1% decrease in health-care cost trend rates on:
Postretirement benefit obligation	(1.7)	(1.7)
Total of service cost and interest cost component	(0.1)	(0.1)

Other Benefit Plans

The Company also maintains a defined contribution profit sharing plan for domestic salaried and certain hourly employees. Amounts charged to earnings for this plan were $10.5 million, $11.5 million and $17.3 million in 2011, 2010 and 2009, respectively. The higher expense in 2009 was due to a higher profit-sharing contribution to the plan, reflecting improved Company performance.

The Company also has a domestic employee 401K savings plan. The Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings. The Company’s matching contributions to the savings plan were $3.7 million, $3.7 million and $3.5 million in 2011, 2010 and 2009, respectively.

The Company has an employee stock purchase plan which permits employees to purchase the Company’s Common Stock at a 15% discount to the prevailing market price. No more than $25 thousand can be purchased by any one employee during a plan year. The 15% discount is included in selling, general and administrative expenses. Total expenses for 2011, 2010 and 2009 were $0.5 million each year.

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

The liability to plan participants for contributions designated for notional investment in Company stock is based on the quoted fair value of the Company’s stock plus any dividends credited. The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Company stock. At December 31, 2011 and 2010, the amount of the Company’s liability under the deferred compensation plan was $64.1 million and $57.7 million, respectively and the funded balances amounted to $47.4 million and $42.7 million, respectively. The amounts charged to earnings, including the effect of the hedges, totaled $2.9 million, $2.4 million, and $1.6 million in 2011, 2010 and 2009, respectively.

Non-employee members of the Company’s Board of Directors are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Company stock. Directors are always 100% vested in their account balance.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2009, the Company placed approximately 240 thousand shares of Company stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control. The balance in this trust as of December 31, 2011 is approximately 139 thousand shares due to distributions to various directors.

14. Stock Based Compensation Plans

a. Stock Option Plans

The Company has options outstanding under four equity compensation plans. Under the Omnibus Equity Plan, the Company may grant options and other stock-based awards to employees and directors. Under the 1983 Stock Option Plan and the Stock Award Plan, the Company granted options to key management employees. Under the Stock Option Plan for Directors, the Company granted options to non-employee directors. Following adoption of the Omnibus Equity Plan by stockholders in 2008, no further grants may be made under the other plans. Options outstanding under the plans are issued at market value on the date of grant, vest on the third anniversary of the date of grant and must be exercised within ten years of the date of grant. If, upon termination of a participant’s employment (other than a termination for cause), a participant is at least 55 years old, has at least 5 years of service, and the sum of the participant’s age and years of service is at least 65, the participant may exercise any stock options granted in 2007 or later within a period of three years from the date of termination or, if earlier, the date such stock options otherwise would have expired, subject to specified conditions. A total of 10.5 million shares of the Company’s Common Stock are authorized for issuance upon the exercise of stock options. Issuances of Common Stock to satisfy employee option exercises currently are made from treasury stock.

Stock option transactions for the three years ended December 31, 2011 were as follows:

	Options (In millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2008	8.5	$17.71
Granted	1.4	27.04
Exercised	(0.9)	10.58
Cancelled	(0.1)	25.03

Outstanding at December 31, 2009	8.9	19.85
Granted	1.2	33.34
Exercised	(1.2)	12.79
Cancelled	(0.1)	27.95

Outstanding at December 31, 2010	8.8	22.63
Granted	1.2	40.60
Exercised	(1.6)	16.53
Cancelled	(0.1)	30.22

Outstanding at December 31, 2011	8.3	$26.39	6.2	$160.1

Exercisable at December 31, 2011	4.6	$20.68	4.4	$114.3

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes information relating to options outstanding and exercisable at December 31, 2011.

	Options Outstanding			Options Exercisable
(In millions) Range of Exercise Prices	Outstanding as of 12/31/2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/2011	Weighted Average Exercise Price
$5.00 - $15.00	0.9	1.9	$13.17	0.9	$13.17
$15.01 - $25.00	2.4	4.5	$19.94	2.4	$19.94
$25.01 - $35.00	3.8	7.3	$29.24	1.2	$27.72
$35.01 - $45.00	1.2	9.5	$40.62	0.0	$0.0

	8.3	6.2	$26.39	4.6	$20.68

The table above represents the Company’s estimate of options fully vested and expected to vest. Expected forfeitures are not material and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised, stock compensation expense related to stock option awards and the fair value of stock options issued:

(in millions)	2011	2010	2009
Intrinsic Value of Stock Options Exercised	$39.6	$25.5	$16.4
Stock Compensation Expense Related to Stock Option Awards	$10.0	$10.9	$11.8
Issued Stock Options	1.2	1.2	1.4
Weighted Average Fair Value of Stock Options issued (per share)	$7.87	$8.36	$7.42
Fair Value of Stock Options Issued	$9.5	$10.2	$10.5

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2011	2010	2009
Risk-free interest rate	2.0%	2.7%	3.2%
Expected life in Years	6.2	6.5	6.4
Expected volatility	20.9%	21.4%	21.9%
Dividend Yield	1.7%	0.8%	0.7%

The fair value of stock options is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2011, there was a fair value of $6.9 million related to unamortized stock option compensation expense, which is expected to be recognized over a weighted-average period of approximately one and a half years. The Company’s Consolidated Statements of Cash Flow reflects an add back to Net Cash Provided by Operating Activities of $11.0 million and $11.8 million in 2011 and 2010, respectively, for non cash compensation expense, primarily stock option expense. Net Cash Used in Financing Activities includes $12.1, $7.3 and $5.0 million in 2011, 2010 and 2009, respectively, of excess tax benefits on stock option exercised. The total tax benefit for 2011, 2010 and 2009 was $13.3, $8.5 and $5.8 million, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b. Restricted Stock Plan

During 2005, the Company instituted a program under which officers who, during a specified period of time, accumulate shares of the Company’s Common Stock or stock equivalents with a value of up to 50% of their annual incentive compensation, will be awarded restricted shares having a fair market value of 20% of the amount of stock and stock equivalents that an officer accumulates. The restricted shares vest on the third anniversary of the date of grant. During the three year vesting period, officers holding these shares will have voting rights and receive dividends either in cash or through reinvestment in additional shares.

Activity for the three years ended December 31, 2011 are as follows:

(In millions)	2011	2010	2009
Shares issued	0.0	0.0	0.0
Total value granted	$0.8	$0.3	$0.3
Compensation expense	$0.4	$0.3	$0.4

15. Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

Consolidated Statement of Comprehensive Income

The following table provides information related to the Company’s comprehensive income for the three years ended December 31, 2011:

	Twelve Months Ended December 31,
(In millions)	2011	2010	2009
Net Income	$309.6	$270.7	$243.5
Other Comprehensive Income, net of tax:
Foreign exchange translation adjustments	(7.3)	(2.5)	34.1
Derivative agreements	1.2	0.8	1.1
Reclassification adjustments for interest rate collar net loss included in net income	0.0	2.6	0.0
Defined benefit plan adjustments
Net periodic benefit cost	(7.3)	(3.2)	(4.7)
Reclassification adjustments for pension plan termination net loss included in net income	0.0	8.5	0.0

Comprehensive Income	296.2	276.9	274.0
Comprehensive Income attributable to noncontrolling interest	0.0	0.0	0.0

Comprehensive Income attributable to Church & Dwight Co., Inc.	$296.2	$276.9	$274.0

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income

The components of changes in accumulated other comprehensive income are as follows:

(In millions)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2008	$(7.1)	$(8.6)	$(4.7)	$(20.4)
Comprehensive income changes during the year (net of taxes of $0.1)	34.1	(4.7)	1.1	30.5

Balance December 31, 2009	27.0	(13.3)	(3.6)	10.1
Comprehensive income changes during the year (net of taxes of $6.5)	(2.5)	5.3	3.4	6.2

Balance December 31, 2010	24.5	(8.0)	(0.2)	16.3
Comprehensive income changes during the year (net of taxes of $2.4)	(7.3)	(7.3)	1.2	(13.4)

Balance December 31, 2011	$17.2	$(15.3)	$1.0	$2.9

The 2010 change in comprehensive income related to derivatives reflects $4.3 million ($2.6 million after tax) reclassified to interest expense as a result of the termination of the Company’s interest rate collar and swap cash flow hedge agreements. The 2010 defined benefit plan adjustments include $14 million ($8.5 million after tax) reclassified to earnings as a result of the termination of the U.S. Pension Plan.

16. Commitments, Contingencies and Guarantees

a. Rent expense amounted to $18.2 million in 2011, $18.0 million in 2010 and $20.5 million in 2009. The Company is obligated to pay minimum annual rentals under non-cancelable long-term operating leases and capital lease financing obligations as follows:

(In millions)	Leases
2012	$24.1
2013	22.0
2014	18.2
2015	15.0
2016	11.8
2017 and thereafter	119.3

Total future minimum lease commitments	$210.4

On July 20, 2011, the Company entered into a 20 year lease for a new corporate headquarters building that will be constructed in Ewing, New Jersey (approximately 10 miles from the Company’s existing corporate headquarters in Princeton, New Jersey) to meet office space needs for the foreseeable future. Based on current expectations that the facility will be completed and occupied beginning in early 2013, the lease will expire in 2033. The Company’s lease commitment is approximately $116 million over the lease term. In conjunction with its lease of the new headquarters building, the Company will be vacating three leased facilities adjacent to its current Princeton headquarters facility. Based on certain clauses in the lease, the Company is considered the owner, for financial statement reporting purposes, during the construction period, and recorded $17.4 million in construction in progress assets and a corresponding offset in other long-term liabilities.

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

d. As of December 31, 2011, the Company had commitments through 2014 to acquire approximately $130.6 million of raw materials, packaging supplies and services from its vendors at market prices. Increase in commitments from $118.8 million at December 31, 2010 is principally the result of a new four-year information systems service agreement. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

e. As of December 31, 2011, the Company had the following guarantees; (i) $4.1 million in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency; (ii) insolvency protection guarantee of approximately $18.2 million to one of its United Kingdom pension plans effective January 1, 2011; (iii) $2.5 million worth of assets in guarantees for its Brazil operations for value added tax assessments currently under appeal; and (iv) guarantees of approximately $0.6 million for the payment of rent on a leased facility in Spain which expires in November 2012.

f. In connection with the Company’s acquisition of Unilever’s oral care brands in the United States and Canada in October 2003, the Company is required to make additional performance-based payments of a minimum of $5.0 million and a maximum of $12.0 million over the eight year period following the acquisition. The Company made cash payments of $0.5 million in 2011 which was accounted for as additional purchase price. The Company recorded the final performance-based payments in October 2011, and has paid $11.1 million over the eight years of this agreement.

g. On September 22, 2011, the Company, together with FMC Corporation and TATA Chemicals, formed an operating joint venture, Natronx Technologies LLC (“Natronx”). The Company has a one-third ownership interest in Natronx, and its investment is accounted for under the equity method. The joint venture will engage in the manufacturing and marketing of sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. The sorbents, primarily sodium bicarbonate and trona, are used by coal-fired utilities to remove harmful pollutants, such as acid gases, in flue-gas treatment processes. Natronx intends to invest approximately $60 million to construct a 450,000 ton per year facility in Wyoming to produce trona sorbents by the fourth quarter of 2012, the cost of which will be equally shared among all members. The joint venture started business in the fourth quarter of 2011 and the Company made an initial investment of approximately $3 million and is committed to investing upwards of an additional $17 million in 2012.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

h. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3 million. In addition to this initial payment, the Company may be required to make an advanced royalty payment of $5.5 million upon the launch of a product utilizing the licensed technology and an additional $7 million license payment upon the approval of certain claims by the Food and Drug Administration. The Company paid for the acquisition from available cash and will be managed principally within the Consumer Domestic segment.

i. In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by environmental authorities in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills. QGN ceased site operations in August 2010. In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills. In addition, notwithstanding repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million reals (approximately $3 million) for the discharge of contaminants above allowable limits, The description of the fine included a reference to aggravating factors which may indicate that local “management’s intent” was considered in determining the severity of the fine. QGN filed with IMA an administrative defense to the fine. IMA has not yet responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures, including the removal of the landfills, and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, in February 2011, IMA issued a revised Remediation Notification providing for further site analysis by QGN, including further study of the integrity of the landfills. The revised Remediation Notice did not include a requirement to remove the landfills. QGN has responded to the revised Remediation Notification providing further information regarding the remediation measures and intends to continue discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on an appropriate remediation plan. In mid 2011, QGN, consistent with the revised Remediation Notice, began an additional site investigation, capped the two active landfills with an impervious synthetic cover and initiated the closure of the pond. However, discussions are continuing with INEMA concerning the potential removal of the landfills.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009 and an additional $4.8 million in 2010 for remediation, fines and related costs. As of December 31, 2011, $1.7 million has been spent on the remediation activities. If INEMA requires the removal of the landfills and, if the Company is unsuccessful in appealing such decision, the cost could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

j. In June 2009, the Company received a subpoena and civil investigative demand from the Federal Trade Commission (“FTC”) in connection with a non-public investigation in which the FTC is seeking to determine if the Company has engaged or is engaging in any unfair methods of competition with respect to the distribution and sale of condoms in the United States through potentially exclusionary practices. The Company believes that its distribution and sales practices involving the sale of condoms are in full compliance with applicable law.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The FTC investigation arose out of allegations raised by Mayer Laboratories, Inc. (“Mayer Labs”), a California based condom business competitor whose principal brand of condoms has a U.S. market share of less than one percent. On November 21, 2008, following the Company’s receipt of correspondence from counsel for Mayer Labs threatening litigation related to the Company’s condom sales and marketing practices, the Company commenced a declaratory judgment action in the United States District Court for the District of New Jersey seeking a ruling that the Company’s condom sales and marketing practices are legal. The case subsequently was transferred to the United States District Court for the Northern District of California.

In the litigation, Mayer Labs alleges, among other things, that the Company’s long standing shelf space program under which a retail store chain allocates a percentage of shelf space to the Company’s products in exchange for price rebates, other sales and marketing practices through which the Company allegedly attempted to influence the brand mix and shelf placement of condoms in certain retail stores, and other alleged anti-competitive activities violated federal and state antitrust laws, and that the Company tortuously interfered with an alleged exclusive business arrangement between Mayer Labs and its supplier. Mayer Labs generally seeks an order declaring the Company’s sales and marketing practices related to shelf space allocation for condoms to be illegal, monetary damages and trebling of certain of the damages, disgorgement of profits, injunctive relief, and recovery of reasonable attorneys’ fees and costs.

On January 6, 2012, Mayer Labs’ served an expert’s report indicating that it is seeking damages of between $2.6 million and $3.1 million and trebling of those damages. At this point, it is not possible to estimate the amount of any additional alleged damage claims Mayer Labs may make.

On the same date, the Company filed a motion for summary judgment with respect to Mayer Labs’ claims, which was argued before the court on February 10, 2012. If the Company’s motion for summary judgment is denied, the matter is scheduled to proceed to trial on April 2, 2012.

Mayer Labs filed a motion for sanctions on February 7, 2012, against the Company, which the Company believes are unjustified and is vigorously contesting. The motion is based on the deletion of emails allegedly relevant to the litigation by James R. Craigie, the Company’s Chairman and Chief Executive Officer, and the claim that the Company allegedly failed to make a reasonable and good faith effort to recover certain of the deleted emails. Although the Company believes that it has been able to retrieve substantially all of the deleted emails, the sanctions sought by Mayer Labs include the dismissal of the Company’s claims against Mayer Labs; a default judgment against the Company with respect to Mayer Labs’ claims against the Company or, alternatively, an adverse inference that the deleted documents would have supported Mayer’s claims; an instruction that the Company notify parties opposing the Company in other previous and pending lawsuits if the Company has violated its obligation to preserve documents related to those lawsuits; preclusion of the Company from introducing any email evidence to or from its Chairman and Chief Executive Officer, and payment of attorneys fees.

As noted above with respect to the FTC investigation and the Mayer Labs litigation, the Company believes that its condom sales and marketing practices are in full compliance with applicable law. Moreover, the Company intends to vigorously defend against Mayer Labs’ allegations. However, these matters are subject to many uncertainties, and the outcome of investigations and litigation matters is not predictable with assurance. An adverse outcome in any of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Moreover, an adverse outcome with regard to Mayer Labs’ motion for sanctions could have a material adverse effect on the outcome of the FTC investigation and the Mayer Labs litigation, and might adversely affect the Company with regard to other litigation.

k. The Company is engaged in disputes with SPD Swiss Precision Diagnostics GmbH (“SPD”), primarily regarding each company’s advertising claims for home pregnancy and ovulation test kits. On January 22, 2009,

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SPD filed a complaint against the Company in the United States District Court for the Northern District of California. The Company’s motion to transfer the case to the United States District Court for the District of New Jersey was granted in April 2009. On January 15, 2010, the Company filed a complaint for declaratory relief against SPD, also in the New Jersey District Court, and in response SPD filed counterclaims against the Company. Each company’s initial and subsequent claims against the other have been consolidated before that Court. The parties are currently in discovery. No trial date has been set.

Essentially, SPD alleges that the Company uses false and misleading advertising and competes unfairly with respect to its FIRST RESPONSE digital and analog home pregnancy and analog ovulation test kits in violation of the Lanham Act and related state laws. SPD’s allegations are principally directed to claims included in advertising to the effect that the Company’s digital FIRST RESPONSE pregnancy test kits can detect the pregnancy hormone five days before a woman’s missed menstrual period and that its analog FIRST RESPONSE Early Result Pregnancy Test (the “6-Day Product”) detects the pregnancy hormone six days before a woman’s missed menstrual period. SPD seeks an order to enjoin the Company from making those claims and to remove all such advertising from the marketplace, unspecified damages, trebling of those damages, costs of the action, and reasonable attorneys’ fees.

The Company has denied all of SPD’s allegations and has asserted that the Food and Drug Administration has cleared the FIRST RESPONSE digital pregnancy test and analog pregnancy test for use 5 and 6 days, respectively, before a woman’s missed menstrual period. In addition, the Company asserts claims of false and misleading advertising and unfair competition under the Lanham Act and related state laws with respect to certain of SPD’s advertising claims for its ClearBlue Easy home pregnancy test kit and ovulation detection products. The Company seeks an order to enjoin SPD from making those claims and to remove all such advertising from the marketplace, unspecified damages, enhancement of those damages, costs of the action and reasonable attorneys’ fees. The Company also seeks a judicial declaration that certain statements on the package for the 6-Day Product (namely, the statement that the 6-Day Product can detect the pregnancy hormone up to six days before a woman’s missed period and the statement that, in clinical testing, the 6-Day Product detected pregnancy in 68% of the tested urine samples of pregnant women taken six days before the date of missed period), as well as substantively identical advertising statements that the Company intended to publish in other media, are not actionable. In response, SPD denied all of the Company’s allegations and asserted counterclaims with respect to the 6-Day Product summarized above.

The Company intends to vigorously pursue its claims and defenses against SPD. However, this matter is subject to many uncertainties, and the outcome of litigation is not predictable with assurance. An adverse outcome in this matter could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

l. The Company has recorded liabilities for uncertain income tax positions that, although supportable, may be challenged by the tax authorities. The Company closed the audit of tax years 2008 and 2009 with the U.S. Internal Revenue Service on February 6, 2012. The tax years 2008 and 2009 are currently under audit by several state and international taxing authorities. In addition, certain statutes of limitation are scheduled to expire in the near future. It is reasonably possible that within the next twelve months the liabilities for uncertain tax positions may decrease by approximately $6.8 million related to the settlement of these audits or the lapse of applicable statutes of limitations. Of this amount, $0.6 million would be offset by a corresponding reduction in the amount of deferred tax assets on the balance sheet.

m. The Company, in the ordinary course of its business, is the subject of, or a party to, various other pending or threatened legal actions. Litigation is subject to many uncertainties, and the outcome of individual litigated

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matters is not predictable with assurance. It is possible that some litigation matters could be decided unfavorably to the Company, and that any such unfavorable decisions could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

17. Litigation Settlements

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

18. Related Party Transactions

The following summarizes the balances and transactions between the Company and (i) each of Armand and ArmaKleen in which the Company hold a 50% ownership interest and (ii) Natronx, in which the Company holds one-third ownership interest:

	Armand			ArmaKleen			Natronx
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(In millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Purchases by Company	$19.6	$13.8	$9.9	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$5.5	$5.5	$4.9	$0.0	$0.0	$0.0
Outstanding Accounts Receivable	$0.3	$0.3	$0.0	$0.7	$0.5	$0.5	$0.0	$0.0	$0.0
Outstanding Accounts Payable	$2.3	$0.9	$2.3	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services(1)	$1.7	$1.7	$1.7	$2.5	$2.5	$2.7	$0.7	$0.0	$0.0

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

On September 22, 2011, the Company, together with FMC Corporation and TATA Chemicals, formed Natronx, an air pollution control joint venture. The Company has a one-third ownership in the joint venture and the investment is accounted for under the equity method. All members share equally in the operating results and cash flows of the business. Each member has an equal amount of board of director positions and no member has the ability to direct the activities of the venture. The joint venture will engage in the manufacturing and marketing of sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. Natronx intends to invest approximately $60 million to construct a 450,000 ton per year facility in Wyoming to produce trona sorbents by the fourth quarter of 2012. The joint venture started business in the fourth quarter of 2011. The Company made an initial investment of $3.2 million and has committed to investing upwards of an additional $17 million to the joint venture.

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

The Corporate segment income consists of equity in earnings of affiliates. The Company had 50% ownership interests in Armand and ArmaKleen as of December 31, 2011. The Company’s equity in earnings of Armand and ArmaKleen for the twelve months ended December 31, 2011, 2010 and 2009 is included in the Corporate segment. On September 22, 2011, the Company formed an operating joint venture, Natronx, in which it has a one-third ownership interest. The Company’s equity in Natronx’s net loss for the period ended December 31, 2011 is also included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2011.

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate(1)	As Reported
Net sales
2011	$1,979.1	$509.1	$261.1	$0.0	$2,749.3
2010	1,886.1	444.0	259.1	0.0	2,589.2
2009	1,881.7	393.7	245.5	0.0	2,520.9

Gross profit
2011	936.9	238.7	64.2	(25.3)	1,214.5
2010	913.2	211.9	59.3	(26.6)	1,157.8
2009	890.8	183.7	58.3	(31.8)	1,101.0

Marketing Expenses
2011	274.9	75.9	3.3	0.0	354.1
2010	265.6	69.8	2.6	0.0	338.0
2009	287.0	64.3	2.3	0.0	353.6

Selling, General and Administrative Expenses
2011	269.5	92.8	30.8	(25.3)	367.8
2010	279.5	85.5	36.4	(26.6)	374.8
2009	270.1	77.5	38.7	(31.8)	354.5

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate(1)	As Reported

Patent Litigation Settlement, net
2011	0.0	0.0	0.0	0.0	0.0
2010	0.0	0.0	0.0	0.0	0.0
2009	(20.0)	0.0	0.0	0.0	(20.0)

Income from Operations
2011	392.5	70.0	30.1	0.0	492.6
2010	368.1	56.6	20.3	0.0	445.0
2009	353.6	41.9	17.4	0.0	412.9

Equity in Earnings of Affiliates
2011	0.0	0.0	0.0	10.0	10.0
2010	0.0	0.0	0.0	5.0	5.0
2009	0.0	0.0	0.0	12.1	12.1

Interest Expense(2)
2011	7.0	1.2	0.5	0.0	8.7
2010	23.0	3.5	1.3	0.0	27.8
2009	30.5	3.6	1.5	0.0	35.6

Investment Earnings(2)
2011	1.5	0.3	0.1	0.0	1.9
2010	0.5	0.1	0.0	0.0	0.6
2009	1.1	0.1	0.1	0.0	1.3

Other Income & Expense(2)
2011	(1.0)	(0.2)	0.0	0.0	(1.2)
2010	(3.7)	(0.6)	(0.2)	0.0	(4.5)
2009	1.3	0.1	0.1	0.0	1.5

Income Before Income Taxes
2011	386.0	68.9	29.7	10.0	494.6
2010	341.9	52.6	18.8	5.0	418.3
2009	325.6	38.6	16.0	12.0	392.2

Identifiable Assets
2011	2,437.9	476.5	132.2	71.0	3,117.6
2010	2,386.2	330.6	147.8	80.6	2,945.2
2009	2,494.9	350.0	179.5	94.0	3,118.4

Capital Expenditures
2011	57.4	12.2	7.0	0.0	76.6
2010	54.7	6.1	3.0	0.0	63.8
2009	125.2	4.6	5.6	0.0	135.4

Depreciation & Amortization
2011	61.4	8.1	5.7	1.9	77.1
2010	53.3	8.5	6.2	3.6	71.6
2009	67.9	7.0	6.5	4.0	85.4

(1)	The Corporate segment reflects the following:
(A)	The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of Cost of Sales in the Company’s Consolidated Statements of Income. Such amounts were $25.3 million, $26.6 million, and $31.8 million for 2011, 2010 and 2009, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(B)	Equity in earnings (loss) of affiliates from Armand, Armakleen and Natronx.
(C)	Corporate assets include notes receivable, domestic deferred income taxes, deferred compensation investments and the Company’s investment in unconsolidated affiliates.
(2)	In determining Income before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated to the segments based upon each segment’s relative operating profit.

Other than the differences noted in footnotes (1) and (2) above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies set forth in Note 1.

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $5.2 million, $3.6 million and $3.0 million for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

Product line revenues from external customers for each of the three years were as follows:

(In millions)	2011	2010	2009
Household Products	$1,295.0	$1,207.4	$1,196.4
Personal Care Products	684.1	678.7	685.3

Total Consumer Domestic	1,979.1	1,886.1	1,881.7
Total Consumer International	509.1	444.0	393.7
Total SPD	261.1	259.1	245.5

Total Consolidated Net Sales	$2,749.3	$2,589.2	$2,520.9

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products and skin care products.

Geographic Information

Approximately 79%, 79% and 81% of the net sales reported in the accompanying consolidated financial statements in 2011, 2010 and 2009, respectively were to customers in the United States. Approximately 96%, 96% and 95% of long-lived assets were located in the U.S. at December 31, 2011, 2010 and 2009, respectively. Other than the United States, no one country accounts for more than 7% of consolidated net sales and 3% of total assets.

Customers

A group of three customers accounted for approximately 33% of consolidated net sales in 2011, of which a single customer (Wal-Mart Stores, Inc and its affiliates) accounted for approximately 23%. A group of three customers accounted for approximately 33% of consolidated net sales in 2010, of which Wal-Mart and its affiliates accounted for approximately 23%. A group of three customers accounted for approximately 32% of consolidated net sales in 2009 of which Wal-Mart and its affiliates accounted for approximately 22%.

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

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011
Net Sales	$642.3	$674.9	$701.0	$731.1	$2,749.3
Gross Profit	288.1	300.0	309.9	316.5	1,214.5
Income from Operations	131.1	117.8	126.3	117.4	492.6
Equity in Earnings of Affiliates	2.2	3.2	2.9	1.7	10.0
Net Income attributable to Church & Dwight Co., Inc.	83.6	82.6	79.6	63.8	309.6
Net Income per Share-Basic	$0.59	$0.58	$0.55	$0.45	$2.16
Net Income per Share-Diluted	$0.58	$0.57	$0.54	$0.44	$2.12

2010
Net Sales	$634.5	$640.9	$656.9	$656.9	$2,589.2
Gross Profit	285.5	290.9	289.0	292.4	1,157.8
Income from Operations	132.0	120.0	113.0	80.0	445.0
Equity in Earnings of Affiliates	1.2	1.6	0.8	1.4	5.0
Net Income attributable to Church & Dwight Co., Inc.	80.0	74.2	69.5	47.0	270.7
Net Income per Share-Basic	$0.57	$0.53	$0.49	$0.33	$1.91
Net Income per Share-Diluted	$0.56	$0.52	$0.48	$0.33	$1.87

2009
Net Sales	$580.9	$623.1	$646.1	$670.8	$2,520.9
Gross Profit	249.3	281.6	284.9	285.2	1,101.0
Income from Operations	104.7	99.0	117.9	91.3	412.9
Equity in Earnings of Affiliates	2.7	4.0	2.7	2.7	12.1
Net Income attributable to Church & Dwight Co., Inc.	62.5	58.2	70.0	52.8	243.5
Net Income per Share-Basic	$0.45	$0.42	$0.50	$0.38	$1.73
Net Income per Share-Diluted	$0.44	$0.41	$0.49	$0.37	$1.71

The fourth quarter of 2011 includes a deferred tax valuation charge of approximately $13 million (or $0.09 per share) and includes an additional month’s results of three foreign subsidiaries due to the change in the fiscal calendar. The change increased net sales by $14.3 million, but had a nominal effect on net income.

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

c) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information required by this item is incorporated by reference to the information under the captions, “Compensation Discussion and Analysis,” “2011 Summary Compensation Table,” “2011 Grants of Plan Based Awards,” “2011 Outstanding Equity Awards at Year end,” “2011 Option Exercises and Stock Vested,” “2011 Nonqualified Deferred Compensation.” “Potential Payments Upon Termination or Change in Control” and “Compensation & Organization Committee Report” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions, “Equity Compensation Plan Information as of December 31, 2011” and “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

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

(a) 1. Financial Statements and Schedule

The following Consolidated Financial Statements included in Item 8 of this Form 10-K:

(a) 3. Exhibits

Unless otherwise noted, the file number for all Company filings with the Securities and Exchange Commission referenced below is 1-10585.

(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

(3.2)	By-laws of the Company, amended and restated as of February 1, 2012, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on February 7, 2012.

(4.1)	Indenture, dated as of December 15, 2010, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 15, 2010.

(4.2)	First Supplemental Indenture, dated as of December 15, 2010, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 3.35% senior notes due 2015 (including form of note), incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 15, 2010.

(10.1)	Purchase and Sale Agreement, dated January 16, 2003, by and between Church & Dwight Co., Inc. and Harrison Street Funding LLC., incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 30, 2003.

(10.2)	Receivables Purchase Agreement, dated January 16, 2003, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 5.2 to the Company’s current report on Form 8-K filed on January 30, 2003.

(10.2.1)	First Amendment to the Receivables Purchase Agreement, dated September 26, 2003, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(c) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

		(10.2.2)	Second Amendment to the Receivables Purchase Agreement, dated July 20, 2004, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(e) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

		(10.2.3)	Third Amendment to the Receivables Purchase Agreement, dated April 12, 2006, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

		(10.2.4)	Fourth Amendment to the Receivables Purchase Agreement, dated March 15, 2007, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(g) to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

		(10.2.5)	Fifth Amendment to the Receivables Purchase Agreement, dated April 10, 2007, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(h) to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

		(10.2.6)	Sixth Amendment to the Receivables Purchase Agreement, dated February 17, 2009, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(i) to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

		(10.2.7)	Seventh Amendment to the Receivables Purchase Agreement, dated February 16, 2010, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2009.

		(10.2.8)	Eighth Amendment to the Receivables Purchase Agreement, dated February 15, 2011, by and between Harrison Street Funding, LLC, Church & Dwight Co., Inc., Market Street Funding Corporation and PNC Bank, incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2010.

		(10.3)	Credit Agreement, dated November 18, 2010, among Church & Dwight Co., Inc., the lenders named therein, Bank of America, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Deutsche Bank AG New York Branch, HSBC Bank USA, National Association and Union Bank, N.A., as co-documentation agents, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 19, 2010.

		(10.4)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, incorporated by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 1997.

•	*	(10.4.1)	Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective January 1, 2007.

•	*	(10.4.2)	Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective February 1, 2012.

•	*	(10.5)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, amended and restated as of January 1, 2012.

	*	(10.6)	Amended and Restated Deferred Compensation Plan for Directors effective as of May 1, 2008 incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2008.

	*	(10.7)	The Stock Option Plan for Directors, effective as of January 1, 1991, incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

	*	(10.8)	Compensation Plan for Directors, effective as of January 1, 2011, incorporated by reference to Exhibit 10(p) to the Company’s annual report on Form 10-K for the year ended December 31, 2010.

	*	(10.9)	The Church & Dwight Co., Inc. Stock Award Plan as amended, incorporated by reference to Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2007.

	*	(10.10)	Employment Agreement, dated June 11, 2004, by and between Church & Dwight Co., Inc. and James R. Craigie incorporated by reference to an Exhibit 10(s) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*	(10.11)	Employment Agreement, dated June 1, 2002, by and between Armkel, LLC and Adrian Huns incorporated by reference to an Exhibit 10(u) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*	(10.12)	Employment Agreement, dated January 3, 2002, by and between Church & Dwight Co., Inc. and Joseph A. Sipia, Jr., incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

	*	(10.13)	Employment Agreement, dated July 16, 2004, by and between Church & Dwight Co., Inc. and Louis H. Tursi, incorporated by reference to Exhibit 10(w) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*	(10.14)	Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2006.

	*	(10.15)	Form of Change in Control and Severance Agreement, dated March 12, 2010, by and between Church & Dwight Co., Inc. and each of the Company’s executive officers, with the exception of James R. Craigie and Patrick de Maynadier, incorporated by reference to exhibit 10(w) to the Company’s annual report on Form 10-K for the year ended December 31, 2010.

	*	(10.16)	Change in Control and Severance Agreement, dated March 12, 2010, by and between Church & Dwight Co., Inc. and James R. Craigie, incorporated by reference to exhibit 10(x) to the Company’s annual report on Form 10-K for the year ended December 31, 2010.

•	*	(10.17)	Change in Control and Severance Agreement, dated December 31, 2011, by and between Church & Dwight Co., Inc. and Patrick de Maynadier.

•	*	(10.18)	Employment Agreement, dated October 31, 2011, by and between the Company and Patrick de Maynadier.

	*	(10.19)	Church & Dwight Co., Inc., Omnibus Equity Compensation Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders, filed on March 28, 2008.

		(10.20)	Lease Agreement (Build to Suit), dated July 20, 2011, between Church & Dwight Co., Inc. and CD 95 L.L.C., incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011.

	(10.21)	Amendment No. 1 to Credit Agreement dated as of August 4, 2011, among Church & Dwight Co., Inc., the lenders named therein, Bank of America, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Deutsche Bank AG New York Branch, HSBC Bank USA, National Association and Union Bank, N.A., as co-documentation agents, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011.

•	(10.22)	Form of Commercial Paper Dealer Agreement, dated October 3, 2011, by and between Church & Dwight Co., Inc. and Dealer.

•	(12)	Computation of ratios of earnings to fixed charges.

•	(18)	Deloitte & Touche LLP preferability letter related to elimination of reporting lag for certain subsidiaries.

•	(21)	List of the Company’s subsidiaries.

•	(23.1)	Consent of Independent Registered Public Accounting Firm.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three years ended December 31, 2011, (ii) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the three years ended December 31, 2011, (iv) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2011 and (v) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.
*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2012.

CHURCH & DWIGHT CO., INC.

By:	/s/ JAMES R. CRAIGIE
JAMES R. CRAIGIE
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. ROSIE ALBRIGHT T. Rosie Albright	Director	February 24, 2012

/s/ JOSE B. ALVAREZ Jose B. Alvarez	Director	February 24, 2012

/s/ JAMES R. CRAIGIE James R. Craigie	Chairman and Chief Executive Officer	February 24, 2012

/s/ ROSINA B. DIXON Rosina B. Dixon	Director	February 24, 2012

/s/ BRADLEY C. IRWIN Bradley C. Irwin	Director	February 24, 2012

/s/ ROBERT D. LEBLANC Robert D. LeBlanc	Director	February 24, 2012

/s/ PENRY W. PRICE Penry W. Price	Director	February 24, 2012

/s/ RAVI K. SALIGRAM Ravi K. Saligram	Director	February 24, 2012

/s/ ROBERT K. SHEARER Robert K. Shearer	Director	February 24, 2012

/s/ ARTHUR B. WINKLEBLACK Arthur B. Winkleblack	Director	February 24, 2012

/s/ MATTHEW T. FARRELL Matthew T. Farrell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/s/ STEVEN J. KATZ Steven J. Katz	Vice President and Controller (Principal Accounting Officer)	February 24, 2012

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

		Additions		Deductions
(Dollars in millions)	Beginning Balance	Charged to Expenses	Acquired	Amounts Written Off	Foreign Exchange	Ending Balance
Allowance for Doubtful Accounts
2011	$5.5	$(0.6)	$0.0	$(3.0)	$(0.1)	$1.8
2010	5.8	(0.2)	0.0	(0.1)	0.0	5.5
2009	5.4	0.6	0.0	(0.3)	0.1	5.8

Allowance for Cash Discounts
2011	$4.3	$52.9	$0.0	$(53.3)	$0.1	$4.0
2010	4.1	49.8	0.0	(49.6)	0.0	4.3
2009	4.3	48.6	0.0	(48.8)	0.0	4.1

Sales Returns and Allowances
2011	$9.7	$40.1	$0.0	$(39.7)	$0.0	$10.1
2010	10.3	39.0	0.0	(40.0)	0.4	9.7
2009	19.8	43.5	(3.1)	(50.0)	0.1	10.3