Form 10-Q
period 2012-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2012-05-08
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

As of May 1, 2012, there were 138,901,222 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(In millions, except per share data)	March 31, 2012	April 1, 2011
Net Sales	$690.6	$642.3
Cost of sales	388.1	354.2

Gross Profit	302.5	288.1
Marketing expenses	68.0	69.2
Selling, general and administrative expenses	91.8	87.8

Income from Operations	142.7	131.1
Equity in earnings of affiliates	2.5	2.2
Investment earnings	0.5	0.5
Other income, net	0.2	0.5
Interest expense	(2.7)	(2.7)

Income before Income Taxes	143.2	131.6
Income taxes	47.4	48.0

Net Income	95.8	83.6
Noncontrolling interest	0.0	0.0

Net Income attributable to Church & Dwight Co., Inc.	$95.8	$83.6

Weighted average shares outstanding - Basic	142.3	142.8
Weighted average shares outstanding - Diluted	144.9	145.3
Net income per share - Basic	$0.67	$0.59
Net income per share - Diluted	$0.66	$0.58
Cash dividends per share	$0.24	$0.17

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
(In millions)	March 31, 2012	April 1, 2011
Net Income	$95.8	$83.6

Other comprehensive income, net of tax:
Foreign exchange translation adjustments	6.8	9.9
Losses from derivative agreements	(0.1)	(0.2)

Other comprehensive income	6.7	9.7

Comprehensive income	102.5	93.3
Comprehensive income attributable to the noncontrolling interest	0.0	0.0

Comprehensive Income attributable to Church & Dwight Co., Inc.	$102.5	$93.3

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share and per share data )	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$232.4	$251.4
Accounts receivable, less allowances of $0.8 and $1.8	270.6	264.6
Inventories	212.6	200.7
Deferred income taxes	5.9	6.0
Other current assets	37.8	32.5

Total Current Assets	759.3	755.2

Property, Plant and Equipment, Net	517.6	506.0
Equity Investment in Affiliates	15.1	12.0
Tradenames and Other Intangibles	899.5	904.1
Goodwill	868.4	868.4
Other Assets	75.4	71.9

Total Assets	$3,135.3	$3,117.6

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$0.1	$2.6
Accounts payable and accrued expenses	373.4	379.3
Income taxes payable	31.6	1.7

Total Current Liabilities	405.1	383.6

Long-term Debt	249.8	249.7
Deferred Income Taxes	291.8	292.3
Deferred and Other Long-term Liabilities	113.9	106.2
Pension, Postretirement and Postemployment Benefits	44.5	45.0

Total Liabilities	1,105.1	1,076.8

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	280.9	271.7
Retained earnings	1,775.6	1,714.0
Accumulated other comprehensive income	9.6	2.9
Common stock in treasury, at cost: 5,623,525 shares in 2012 and 4,140,424 shares in 2011	(182.5)	(94.4)

Total Church & Dwight Co., Inc. Stockholders’ Equity	2,030.0	2,040.6
Noncontrolling interest	0.2	0.2

Total Stockholders’ Equity	2,030.2	2,040.8

Total Liabilities and Stockholders’ Equity	$3,135.3	$3,117.6

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 31, 2012	April 1, 2011
Cash Flow From Operating Activities
Net Income	$95.8	$83.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12.8	12.6
Amortization expense	6.4	6.8
Deferred income taxes	1.5	13.3
Equity in earnings of affiliates	(2.5)	(2.2)
Distributions from unconsolidated affiliates	2.3	1.6
Non cash compensation expense	1.5	1.8
Other	(0.4)	(0.5)
Change in assets and liabilities:
Accounts receivable	(4.7)	(15.0)
Inventories	(11.3)	(14.9)
Other current assets	(1.1)	(6.6)
Accounts payable and accrued expenses	(8.1)	(23.5)
Income taxes payable	32.4	25.2
Excess tax benefit on stock options exercised	(4.2)	(2.2)
Other liabilities	(6.5)	(0.5)

Net Cash Provided By Operating Activities	113.9	79.5

Cash Flow From Investing Activities
Additions to property, plant and equipment	(15.1)	(6.8)
Investment interest in joint venture	(3.0)	0.0
Proceeds from note receivable	0.1	1.1
Other	(0.5)	(0.4)

Net Cash Used In Investing Activities	(18.5)	(6.1)

Cash Flow From Financing Activities
Short-term debt repayments, net of borrowings	(2.5)	(90.0)
Proceeds from stock options exercised	5.4	5.8
Excess tax benefit on stock options exercised	4.2	2.2
Payment of cash dividends	(34.2)	(24.3)
Purchase of treasury stock	(90.3)	(0.1)

Net Cash Used In Financing Activities	(117.4)	(106.4)
Effect of exchange rate changes on cash and cash equivalents	3.0	2.9

Net Change In Cash and Cash Equivalents	(19.0)	(30.1)
Cash and Cash Equivalents at Beginning of Period	251.4	189.2

Cash and Cash Equivalents at End of Period	$232.4	$159.1

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

	Three Months Ended
	March 31, 2012	April 1, 2011
Cash paid during the year for:
Interest (net of amounts capitalized)	$0.0	$0.4

Income taxes	$18.7	$9.6

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$5.5	$4.4

Property, plant and equipment expenditures included in other long-term liabilities (related to leasing obligations for new corporate headquarters facility)	$9.3	$0.0

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March, 31, 2012 and April 1, 2011

(Unaudited)

	Number of Shares		Amounts
(In millions)	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity

December 31, 2010	146.4	(4.0)	$146.4	$230.8	$1,501.8	$16.3	$(24.6)	$1,870.7	$0.2	$1,870.9
Net income	0.0	0.0	0.0	0.0	83.6	0.0	0.0	83.6	0.0	83.6
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	9.7	0.0	9.7	0.0	9.7
Cash dividends	0.0	0.0	0.0	0.0	(24.3)	0.0	0.0	(24.3)	0.0	(24.3)
Stock purchases	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	(0.1)	0.0	(0.1)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $3.7	0.0	0.2	0.0	8.2	0.0	0.0	2.8	11.0	0.0	11.0
Other stock issuances	0.0	0.0	0.0	(0.2)	0.0	0.0	0.4	0.2	0.0	0.2

April 1, 2011	146.4	(3.8)	$146.4	$238.8	$1,561.1	$26.0	$(21.5)	$1,950.8	$0.2	$1,951.0

December 31, 2011	146.4	(4.1)	$146.4	$271.7	$1,714.0	$2.9	$(94.4)	$2,040.6	$0.2	$2,040.8
Net income	0.0	0.0	0.0	0.0	95.8	0.0	0.0	95.8	0.0	95.8
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	6.7	0.0	6.7	0.0	6.7
Cash dividends	0.0	0.0	0.0	0.0	(34.2)	0.0	0.0	(34.2)	0.0	(34.2)
Stock purchases	0.0	(1.9)	0.0	0.0	0.0	0.0	(90.3)	(90.3)	0.0	(90.3)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $4.4	0.0	0.4	0.0	9.0	0.0	0.0	2.0	11.0	0.0	11.0
Other stock issuances	0.0	0.0	0.0	0.2	0.0	0.0	0.2	0.4	0.0	0.4

March 31, 2012	146.4	(5.6)	$146.4	$280.9	$1,775.6	$9.6	$(182.5)	$2,030.0	$0.2	$2,030.2

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, the condensed consolidated statements of income, comprehensive income, cash flow and stockholders’ equity for the three months ended March 31, 2012 and April 1, 2011 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2012 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

Beginning January 1, 2012, the Company changed its 4 week - 4 week - 5 week quarterly reporting calendar to a month-end quarterly calendar. This change eliminates differences in the number of days in the first and fourth quarters of the year, when the Company provides year-over-prior year comparisons beginning in 2013. These differences will not have a material effect on the comparative results of the quarterly periods in 2012 and 2011.

On June 1, 2011, the Company effected a two-for-one stock split of the Company’s Common Stock in the form of a 100% stock dividend. All applicable amounts in the consolidated financial statements, including earnings per share and related disclosures, have been retroactively adjusted to reflect the stock split.

The Company incurred research and development expenses in the first quarter of 2012 and 2011 of $12.6 million and $12.5 million, respectively. These expenses are included in selling, general and administrative expenses.

2.	New Accounting Pronouncements Adopted

During the period, the Company adopted new guidance on reporting and presentation of comprehensive income. The new guidance requires an entity to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company elected to report comprehensive income in two separate but consecutive statements. Refer to the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and related Note 11 for additional information. The new requirements did not have an impact on the Company’s financial position, results of operations or cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Other accounting pronouncements that became effective during the three months ended March 31, 2012 did not have an impact on the Company’s financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

(In millions)	March 31, 2012	December 31, 2011
Raw materials and supplies	$54.3	$49.6
Work in process	13.8	11.3
Finished goods	144.5	139.8

Total	$212.6	$200.7

4.	Property, Plant and Equipment

Property, Plant and Equipment (“PP&E”) consist of the following:

(In millions)	March 31, 2012	December 31, 2011
Land	$25.7	$25.6
Buildings and improvements	226.1	224.5
Machinery and equipment	482.1	479.4
Office equipment and other assets	34.4	32.0
Software	91.8	91.4
Construction in progress	75.6	57.6

Gross Property, Plant and Equipment	935.7	910.5
Less accumulated depreciation and amortization	418.1	404.5

Net Property, Plant and Equipment	$517.6	$506.0

	Three Months Ended
(In millions)	March 31, 2012	April 1, 2011
Depreciation and amortization on PP&E	$12.8	$12.6

Interest charges capitalized (in construction in progress)	$0.3	$0.3

5.	Earnings Per Share (“EPS”)

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

	Three Months Ended
(In millions)	March 31, 2012	April 1, 2011
Weighted average common shares outstanding - basic	142.3	142.8
Dilutive effect of stock options	2.6	2.5

Weighted average common shares outstanding - diluted	144.9	145.3

Antidilutive stock options outstanding	0.1	0.6

6.	Stock Based Compensation Plans

The following table provides a summary of option activity during the three months ended March 31, 2012:

	Options (In millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2011	8.3	$26.39
Granted	0.0	0.00
Exercised	(0.4)	15.80
Cancelled	0.0	0.00

Outstanding at March 31, 2012	7.9	$26.83	5.9	$176.5

Exercisable at March 31, 2012	4.2	$21.07	4.2	$118.5

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards. The fair value of stock options issued was immaterial in the three months ended March 31, 2012 and April 1, 2011.

	Three Months Ended
(In millions)	March 31, 2012	April 1, 2011
Intrinsic Value of Stock Options Exercised	$11.0	$9.2
Stock Compensation Expense Related to Stock Option Awards	$1.2	$1.6

7.	Fair Value Measurements

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

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the three months ended March 31, 2012.

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Note receivable	$0.6	$0.7	$0.7	$0.8
Financial Liabilities:
Short-term borrowings	0.1	0.1	2.6	2.6
3.35% Senior notes	249.8	262.5	249.7	260.2

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable: The fair value of the note receivable reflects what management believes is the appropriate interest factor at March 31, 2012 and December 31, 2011, respectively, based on similar risks in the market. The inputs used to measure fair value were categorized as Level 2.

Short-term Borrowings: The carrying amounts of the Company’s unsecured lines of credit equal fair value because of short maturities and variable interest rates. The inputs used to measure fair value were categorized as Level 2.

Senior Notes: The Company determines fair value of its senior notes based upon their quoted market value. The inputs used to measure fair value were categorized as Level 1.

8.	Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, price of the Company’s Common Stock and commodity prices expose the Company to market risk. The Company manages these risks by the use of derivative instruments, such as cash flow hedges, diesel hedge contracts, equity derivatives and foreign exchange forward contracts. The Company does not use derivatives for trading or speculative purposes.

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

For additional details on the Company’s risk management activities and accounting for the Company’s derivative instruments, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The following table summarizes the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s Consolidated Statements of Income and on other comprehensive income (“OCI”):

Fair Value of Derivative Instruments

		Notional Amount	Fair Value at
(In millions)	Balance Sheet Location	March 31, 2012	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments
Asset Derivatives
Diesel fuel contracts	Other current assets	$2.9	$0.9	$0.1
Foreign exchange contracts	Other current assets	$24.8	0.5	1.1

Total assets			$1.4	$1.2

Derivatives not designated as hedging instruments
Asset Derivatives
Foreign exchange contracts	Other current assets	$4.0	$0.1	$0.0
Equity derivatives	Other current assets	$18.7	2.0	2.0

Total assets			$2.1	$2.0

			Amount of Gain (Loss) Recognized in OCI from Derivatives for the Quarter ended
	Income Statement Location		March 31, 2012	April 1, 2011
Derivatives designated as hedging instruments
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)		$(0.5)	$(0.6)
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)		0.4	0.4

Total gain (loss) recognized in OCI			$(0.1)	$(0.2)

			Amount of Gain (Loss) Recognized in Income for the Quarter ended
			March 31, 2012	April 1, 2011
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses		$1.4	$2.0
Foreign exchange contracts	Selling, general and administrative expenses		0.1	1.1

Total gain (loss) recognized in income			$1.5	$3.1

The notional amount of a financial instrument is the nominal or face amount that is used to calculate payments made on that instrument. The fair values of derivative instruments disclosed above were measured based on Level 2 inputs. The amount of gain (loss) on derivative instruments reclassified from other comprehensive income to current period earnings was immaterial for the three months ended March 31, 2012 and April 1, 2011.

9.	Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	March 31, 2012				December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$116.9	$(62.6)	$54.3	3-20	$116.9	$(61.3)	$55.6
Customer Relationships	253.8	(67.8)	186.0	15-20	253.8	(64.3)	189.5
Patents/Formulas	43.0	(25.8)	17.2	4-20	43.0	(24.8)	18.2
Non Compete Agreement	1.4	(1.3)	0.1	5-10	1.4	(1.2)	0.2

Total	$415.1	$(157.5)	$257.6		$415.1	$(151.6)	$263.5

Indefinite lived intangible assets - Carrying value
	March 31, 2012				December 31, 2011
Tradenames	$641.9				$640.6

Intangible amortization expense amounted to $5.9 million and $6.3 million for the first three months of 2012 and 2011, respectively. The Company estimates that intangible amortization expense will be approximately $24 million in 2012 and approximately $22 million in each of the next four years.

The carrying amount of goodwill for the three months ended March 31, 2012 are as follows:

(In millions)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance March 31, 2012	$801.0	$47.2	$20.2	$868.4
Balance December 31, 2011	$801.0	$47.2	$20.2	$868.4

10.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In millions)	March 31, 2012	December 31, 2011
Short-term borrowings
Various debt due to international banks	$0.1	$2.6

Total short-term borrowings	$0.1	$2.6

Long-term debt
3.35% Senior notes due December 15, 2015	$250.0	$250.0
Less: Discount	(0.2)	(0.3)

Net long-term debt	$249.8	$249.7

11.	Accumulated Other Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

The components of changes in accumulated other comprehensive income are as follows:

(In millions)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$24.5	$(8.0)	$(0.2)	$16.3
Other comprehensive income changes during the period	9.9	0.0	(0.3)	9.6
Tax benefit (expense)	0.0	0.0	0.1	0.1

Balance April 1, 2011	$34.4	$(8.0)	$(0.4)	$26.0

Balance December 31, 2011	$17.2	$(15.3)	$1.0	$2.9
Other comprehensive income changes during the period	6.8	0.0	0.0	6.8
Tax benefit (expense)	0.0	0.0	(0.1)	(0.1)

Balance March 31, 2012	$24.0	$(15.3)	$0.9	$9.6

12.	Benefit Plans

The following tables provide information regarding the net periodic benefit costs for the Company’s international pension plans and domestic and international postretirement plans for the three months ended March 31, 2012 and April 1, 2011:

	Pension Costs		Nonpension Postretirement Costs
	Three Months ended		Three Months ended
(In millions)	March 31, 2012	April 1, 2011	March 31, 2012	April 1, 2011
Components of Net Periodic Benefit Cost:
Service cost	$0.2	$0.2	$0.1	$0.1
Interest cost	1.1	1.1	0.3	0.3
Expected return on plan assets	(1.0)	(1.0)	0.0	0.0
Amortization of prior service cost	0.2	0.1	0.0	0.0

Net periodic benefit cost	$0.5	$0.4	$0.4	$0.4

The Company made cash contributions of approximately $1.5 million to its pension plans during the first three months of 2012. The Company estimates it will be required to make additional cash contributions to its pension plans of approximately $2.4 million during the remainder of 2012 to offset 2012 benefit payments and administrative costs in excess of investment returns.

13.	Commitments, Contingencies and Guarantees

a. On July 20, 2011, the Company entered into a 20 year lease for a new corporate headquarters building that will be constructed in Ewing, New Jersey (approximately 10 miles from the Company’s existing corporate headquarters in Princeton, New Jersey) to meet office space needs for the foreseeable future. Based on current expectations that the facility will be completed and occupied beginning in early 2013, the lease will expire in 2033. The Company’s lease commitment is approximately $116 million over the lease term. Based on certain clauses in the lease, the Company is considered the owner, for financial statement reporting purposes, during the construction period, and recorded $26.7 million as of March 31, 2012 in construction in progress assets and a corresponding amount in other long-term liabilities.

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

c. As of March 31, 2012, the Company had commitments through 2016 to acquire approximately $198.2 million of raw materials, packaging supplies and services from its vendors at market prices. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

d. As of March 31, 2012, the Company had the following guarantees; (i) $4.1 million in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency; (ii) insolvency protection guarantee of approximately $18.7 million to one of its United Kingdom pension plans effective January 1, 2011; (iii) $4.2 million worth of assets subject to guarantees for its Brazil operations primarily for value added tax assessments and labor related cases currently under appeal; and (iv) guarantees of approximately $0.5 million for the payment of rent on a leased facility in Spain which expires in November 2012.

e. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3 million. In addition to this initial payment, the Company may be required to make an advance royalty payment of $5.5 million upon the launch of a product utilizing the licensed technology and an additional $7 million license payment upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration (“FDA”).

f. The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the FDA. Certain of the Company’s condoms, and similar condoms sold by our competitors, contain the spermicide nonoxynol-9 (“N-9”). Some interested groups have issued reports that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse. In late 2008, the FDA issued final labeling guidance for latex condoms but excluded N-9 lubricated condoms from the guidance. While the Company awaits further FDA guidance on N-9 lubricated condoms, the Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s guidance, and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

g. In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by environmental authorities in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills. QGN ceased site operations in August 2010. In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills. In addition, despite repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million reals (approximately $3 million) for the discharge of contaminants above allowable limits. The description of the fine included a reference to aggravating factors which may indicate that local “management’s intent” was considered in determining the severity of the fine. In early January 2011, QGN filed with IMA an administrative defense to the fine. IMA has not yet responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures, including the removal of the landfills, and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, in February 2011, IMA issued a revised Remediation Notification providing for further site analysis by QGN, including further study of the integrity of the landfills. The revised Remediation Notification did not include a requirement to remove the landfills. QGN has responded to the revised Remediation Notification providing further information regarding to the remediation measures and intends to continue discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on an appropriate remediation plan. In mid 2011, QGN, consistent with the revised Remediation Notice, began an additional site investigation, capped the two active landfills with an impervious synthetic cover and initiated the closure of the pond. However, discussions are continuing with INEMA concerning the potential removal of the landfills.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009, and an additional $4.8 million in 2010, for remediation, fines and related costs. Through the first quarter of 2012, approximately $2.2 million has been spent on the remediation activities. Though INEMA has indicated the landfills may not have to be moved, it is reasonably possible the landfills may have to be moved. If INEMA decides to require the removal of the landfills and the Company is unsuccessful in appealing such decision, the cost of such landfill removal could be in the range of $30.0 million to $50.0 million.

h. As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”), the Company has been engaged in litigation with Mayer Laboratories, Inc. (“Mayer Labs”), and filed a motion for summary judgment with respect to Mayer Labs’ claims. The motion was argued before the United States District Court for the District for the Northern District of California (the “Court”). On March 1, 2012, the Court issued an order granting the Company’s motion for summary judgment and dismissed all of Mayer Labs’ claims, other than the claim that the Company tortiously interfered with an alleged exclusive business arrangement between Mayer Labs and its supplier. The Court, among other things, rejected Mayer Labs’ allegations that the Company’s sales and marketing practices related to shelf space allocation of condoms and other related activities were illegal under federal and state antitrust laws. Nevertheless, Mayer Labs retained the ability to file a motion for reconsideration or an appeal of the Court’s summary judgment order. On April 4, 2012, the Company, Mayer Labs and David Mayer, Chief Executive Officer of Mayer Labs, entered into a settlement agreement under which all issues in the litigation between the Company and Mayer Labs have been resolved. The Company agreed to provide to Mayer Labs a payment, in an amount that is not material to the Company, in consideration of the resolution of all claims for damages, costs and attorneys fees.

The Form 10-K also reported an investigation by the Federal Trade Commission, seeking to determine if the Company was engaged or is engaging in any unfair methods of competition with respect to the distribution and sale of condoms in the United States through potentially exclusionary practices. The investigation is continuing. The Company believes that its distribution and sales practices involving the sale of condoms are in full compliance with applicable law.

i. As previously reported in Form 10-K , the Company is engaged in disputes with SPD Swiss Precision Diagnostics GmbH (“SPD GmbH”), primarily regarding each company’s advertising claims for home pregnancy and ovulation test kits.

On January 22, 2009, SPD GmbH filed a complaint against the Company in the United States District Court for the Northern District of California. The Company’s motion to transfer the case to the United States District Court for the District of New Jersey was granted in April 2009. On January 15, 2010, the Company filed a complaint for declaratory relief against SPD GmbH, also in the New Jersey District Court, and in response SPD GmbH filed counterclaims against the Company. Each company’s initial and subsequent claims against the other have been consolidated before that Court. The parties are currently in discovery. No trial date has been set.

Essentially, SPD GmbH alleges that the Company uses false and misleading advertising and competes unfairly with respect to its FIRST RESPONSE digital and analog home pregnancy and analog ovulation test kits in violation of the Lanham Act and related state laws. SPD GmbH’s allegations are principally directed to claims included in advertising to the effect that the Company’s digital FIRST RESPONSE pregnancy test kits can detect the pregnancy hormone five days before a woman’s missed menstrual period and that its analog FIRST RESPONSE Early Result Pregnancy Test detects the pregnancy hormone six days before a woman’s missed menstrual period. SPD GmbH seeks an order to enjoin the Company from making those claims and to remove all such advertising from the marketplace, unspecified damages, trebling of those damages, costs of the action, and reasonable attorneys’ fees.

The Company has denied all of SPD GmbH’s allegations and asserted claims against SPD GmbH of false and misleading advertising and unfair competition under the Lanham Act and related state laws with respect to certain of SPD GmbH’s advertising claims for its ClearBlue Easy home pregnancy test kit and ovulation detection products. In response, SPD GmbH denied all of the Company’s allegations and asserted counterclaims.

The Company intends to vigorously pursue its claims and defenses against SPD GmbH. While an adverse outcome in this matter is reasonably possible, it is not possible at this time to estimate the amount of any loss. The damages phase of the litigation has been bifurcated from the liability phase. The liability phase is ongoing. The damages phase has not yet begun, nor have the parties had any discussions regarding the damages at issue. At this stage of the litigation, it is not possible to estimate the amount of any damages, or determine the impact of any equitable relief that may be granted.

j. The Company has been named as a defendant in a purported class action lawsuit alleging unfair, deceptive and unlawful business practices with respect to the advertising, marketing and sales of ARM & HAMMER Essentials Natural Deodorant. Specifically, on March 9, 2012, Plaintiffs Stephen Trewin and Joseph Farhatt, on behalf of themselves and all others similarly situated, filed a complaint against the Company in the United States District Court for the District of New Jersey alleging violations of the New Jersey Consumer Fraud Act, violations of the Missouri Merchandising Practices Act and breach of implied warranty. Plaintiffs allege, among other things, that the Company uses a marketing and advertising campaign that is centered around the claim that the ARM & HAMMER Essentials Natural Deodorant is a “natural” product that contains “natural” ingredients and provides “natural” protection. The complaint alleges the advertising and marketing campaign is false and misleading because the product contains artificial and synthetic ingredients. Among other things, the complaint seeks an order certifying the case as a class action, appointing Plaintiffs as class representatives and appointing Plaintiffs’ counsel to represent the class. The complaint also seeks restitution and disgorgement of all amounts obtained by the Company as a result of the alleged misconduct; compensatory, actual, statutory and other unspecified damages allegedly suffered by Plaintiffs and the purported class; up to treble damages for alleged violation of the New Jersey Consumer Fraud Act; punitive damages for alleged violations of the Missouri Merchandising Practices Act; an order requiring the Company to immediately cease its alleged wrongful conduct; an order enjoining the Company from continuing the conduct and acts identified in the Complaint; an order requiring the Company to engage in a corrective notice campaign; an order requiring the Company to pay to Plaintiffs and all members of the purported class the amounts paid for ARM & HAMMER Essentials Natural Deodorant; statutory prejudgment and post-judgment interest; and, reasonable attorneys’ fees and costs.

The Company intends to vigorously defend against the allegations asserted in the Complaint. While an adverse outcome in this matter is reasonably possible, at this initial stage of the litigation it is not possible to estimate the amount of any damages or determine the impact of any equitable relief that may be granted.

k. The Company has recorded liabilities for uncertain income tax positions that, although supportable, may be challenged by the tax authorities. In the first quarter of 2012, the Company closed the audit of tax years 2008 and 2009 with the U.S. Internal Revenue Service. As a result of the settlement of the Internal Revenue Service audit and related state effects thereof, the Company’s liabilities for uncertain income tax positions have decreased by $5.7 million from $13.1 million at December 31, 2011, to $7.4 million at March 31, 2012. The Company does not expect a material change in the liabilities for uncertain tax positions within the next twelve months.

l. The Company, in the ordinary course of its business, is the subject of, or a party to, various other pending or threatened legal actions. Litigation is subject to many uncertainties, and the outcome of any individual litigated matter, including any of the matters described above, is not predictable with assurance. It is possible that some litigation matters could be decided unfavorably to the Company, and that any such unfavorable decisions could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

14.	Related Party Transactions

The following summarizes the balances and transactions between the Company and (i) each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) in which the Company holds a 50% ownership interest and (ii) Natronx Technologies LLC (“Natronx”), in which the Company holds a one-third ownership interest:

	Armand		ArmaKleen		Natronx
	Three Months Ended		Three Months Ended		Three Months Ended
(In millions)	March 31, 2012	April 1, 2011	March 31, 2012	April 1, 2011	March 31, 2012	April 1, 2011
Purchases by Company	$4.2	$3.0	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.3	$1.4	$0.7	$0.0
Outstanding Accounts Receivable	$0.0	$0.3	$0.6	$0.8	$0.2	$0.0
Outstanding Accounts Payable	$2.3	$0.8	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.4	$0.4	$0.6	$0.6	$0.2	$0.0

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

On September 22, 2011, the Company, together with FMC Corporation and TATA Chemicals, formed an operating joint venture, Natronx Technologies LLC (“Natronx”). The Company has a one-third ownership interest in Natronx, and its investment is accounted for under the equity method. The joint venture will engage in the manufacturing and marketing of sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. The sorbents, primarily sodium bicarbonate and trona, are used by coal-fired utilities to remove harmful pollutants, such as acid gases, in flue-gas treatment processes. Natronx intends to invest approximately $60 million to construct a 450,000 ton per year facility in Wyoming to produce trona sorbents by the fourth quarter of 2012, the cost of which will be equally shared among all members. The joint venture started business in the fourth quarter of 2011 and the Company made an initial investment of $3.2 million in 2011 and an additional $3.0 million investment in the first three months of 2012. The Company is committed to investing up to an additional $14 million in the remainder of 2012.

15.	Restructuring Activities

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

The Company invested approximately $11 million in 2011 and in total expects to invest approximately $35 million in capital expenditures and incur approximately $7 million in transition expenses through 2012 in connection with the opening of the Victorville site and costs associated with the changes anticipated at the Green River facility. The transition expenses include anticipated severance costs and accelerated depreciation of equipment at the Company’s Green River facility and one-time project expenses.

The Company recorded approximately $0.6 million of accelerated depreciation expense and $0.9 million of transition costs in cost of sales during the first quarter of 2012. The Company recorded approximately $2.3 million of accelerated depreciation expense and $1.2 million of transition costs in cost of sales for the year ended 2011. These expenditures are being recorded in the Consumer Domestic segment.

Other Restructuring Costs

The Company does not anticipate any material expenditures in addition to the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 in connection with the closing of its North Brunswick and International facilities. The costs incurred and recognized during the quarter ended March 31, 2012 relating to the North Brunswick and International facilities were immaterial.

16.	Assets Held for Sale

The Company is exploring strategic options for its chemical business in Brazil. The business, which has annual revenues of approximately $40 million, markets sodium bicarbonate, dairy products and other chemicals in Brazil. In December 2011, the net assets associated with a portion of this business were classified as “held for sale” for financial statement purposes. As of March 31, 2012, the Company has approximately $8.6 million of net property, plant and equipment and approximately $4.4 million of inventories and supply parts at its Brazil facility recorded in other current assets as assets held for sale.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates. The Company had 50% ownership interests in Armand and ArmaKleen and a one-third ownership interest in Natronx as of March 31, 2012. The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the three months ended March 31, 2012 and April 1, 2011 is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes for the three months period ended March 31, 2012 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2012	$510.6	$121.4	$58.6	$0.0	$690.6
First Quarter 2011	471.1	109.6	61.6	0.0	642.3

Income Before Income Taxes(2)
First Quarter 2012	$112.2	$21.8	$6.7	$2.5	$143.2
First Quarter 2011	104.8	19.0	5.6	2.2	131.6

(1)	Intersegment sales from Consumer International to Consumer Domestic were $1.1 million and $1.3 million for the quarters ended March 31, 2012 and April 1, 2011, respectively.
(2)	In determining Income before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line net sales to external customers for the three months ended March 31, 2012 and April 1, 2011, respectively, were as follows:

	Three Months Ended
(In millions)	March 31, 2012	April 1, 2011
Household Products	$347.6	$303.8
Personal Care Products	163.0	167.3

Total Consumer Domestic	510.6	471.1
Total Consumer International	121.4	109.6
Total SPD	58.6	61.6

Total Consolidated Net Sales	$690.6	$642.3

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products and skin care products.

18. Subsequent Event

On May 3, 2012, the Company announced its voluntary recall of select lots of SPINBRUSH rechargeable sonic toothbrushes distributed between February 2010 and October 2011 because the charging base may overheat with localized melting and sparking, possibly causing fire, shock or burns. The risk of these malfunctions appears to increase with the age of the product. To date, the Company has received six consumer reports of overheating in the U.S. and one consumer report in Canada. There have been no reported injuries or fires to date. As a result, the Company will record a charge that is not expected to have a material effect to its financial statements in the second quarter of 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated results

Net Sales

Net sales for the quarter ended March 31, 2012 were $690.6 million, $48.3 million or approximately 7.5% over the first quarter of 2011. The components of the net sales increase are the following:

Three Months Ended
Net Sales - Consolidated	March 31, 2012
Product volumes sold	10.5%
Pricing / Product Mix	(2.1%)
Foreign exchange rate fluctuations	(0.3%)
Acquired product lines(1)	0.8%
Sales in anticipation of information systems upgrade	(1.4%)

Net Sales increase	7.5%

(1)	On June 28, 2011, the Company acquired the BATISTE dry shampoo product line. Net sales of the acquired product line subsequent to the acquisition are included in the Company’s results.

The volume change reflects increased sales of products sold in both the Consumer Domestic and Consumer International segments. Unfavorable product mix and pricing had an impact on total net sales for the Consumer Domestic and Consumer International segments. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the United States.

Operating Costs

The Company’s gross profit was $302.5 million for the first quarter ended March 31, 2012, a $14.4 million increase as compared to the same period in 2011. The gross profit increase was primarily attributable to higher sales volumes, contributions from the acquired product line and manufacturing cost savings programs, partially offset by higher commodity costs, start-up and related expenses associated with the Company’s new California manufacturing and distribution facility and the unfavorable effect of foreign exchange rates. Gross margin decreased 110 basis points to 43.8% in the first quarter as compared to 44.9% in the same quarter last year. This decrease is principally due to higher commodity costs, an unfavorable product mix as net sales for lower margin Consumer Domestic household products were higher by 14.4% and net sales of higher margin personal care products were lower by 2.6%, and higher trade promotion spending.

Marketing expense for the first quarter of 2012 was $68.0 million, a decrease of $1.2 million as compared to the same period in 2011. The Company had lower marketing spending on certain of its eight power brands due to timing, partially offset by expenses for the acquired product line.

Selling, general and administrative expenses (“SG&A”) were $91.8 million in the first quarter of 2012, an increase of $4.0 million as compared to the same period in 2011. SG&A as a percentage of net sales was 13.3%, a 40 basis point reduction from the first quarter of 2011. SG&A expenses were higher due to higher legal expenses and costs in support of the Company’s information systems upgrade.

Other Income and Expenses

Equity in earnings of affiliates was $2.5 million in the first quarter of 2012 as compared to $2.2 million in the same period in 2011. The increase is due to higher equity income from the Company’s Armand Products Company (“Armand”) joint venture primarily as a result of higher sales volume.

Taxation

The effective tax rate in the first quarter of 2012 was 33.1% as compared to 36.5% in the prior year’s first quarter. The decrease in effective tax rate resulted from a 220 basis point benefit relating to the reversal of certain tax liabilities in connection with the settlement of an IRS audit and a reduction in the effective state tax rate. The 2012 annual effective tax rate is projected to be approximately 35%.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates. The Company had 50% ownership interests in Armand and The Armakleen Company (“ArmaKleen”) and a one-third ownership interest in Natronx Technologies LLC (“Natronx”) as of March 31, 2012. The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the three months ended March 31, 2012 and April 1, 2011 is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before taxes and minority interest for the three months ended March 31, 2012 and April 1, 2011 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2012	$510.6	$121.4	$58.6	$0.0	$690.6
First Quarter 2011	471.1	109.6	61.6	0.0	642.3

Income Before Income Taxes(2)
First Quarter 2012	$112.2	$21.8	$6.7	$2.5	$143.2
First Quarter 2011	104.8	19.0	5.6	2.2	131.6

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.1 million and $1.3 million for the quarters ended March 31, 2012 and April 1, 2011, respectively.

(2)	In determining Income before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line sales to external customers for the quarters ended March 31, 2012 and April 1, 2011 were as follows:

	Three Months Ended
	March 31,	April 1,
(In millions)	2012	2011
Household Products	$347.6	$303.8
Personal Care Products	163.0	167.3

Total Consumer Domestic	510.6	471.1
Total Consumer International	121.4	109.6
Total SPD	58.6	61.6

Total Consolidated Net Sales	$690.6	$642.3

Consumer Domestic

Consumer Domestic net sales in in the first quarter of 2012 were $510.6 million, an increase of $39.5 million or 8.4% compared to net sales of $471.1 million in 2011. The components of the net sales change are the following:

Three Months Ended
Net Sales - Consumer Domestic	March 31, 2012
Product volumes sold	13.4%
Pricing / Product Mix	(3.3%)
Sales in anticipation of information systems upgrade	(1.7%)

Net Sales increase	8.4%

The net sales increase principally reflects higher sales of ARM & HAMMER liquid laundry detergent. Other brands that contributed to higher sales were XTRA liquid laundry detergent, ARM & HAMMER cat litter, and the recently introduced ARM & HAMMER CRYSTAL BURST power pack laundry detergent. These sales were partially offset by lower sales of SPINBRUSH battery-operated toothbrushes, TROJAN condoms and ORAJEL oral analgesics. Higher slotting costs were also incurred in support of the introduction of ARM & HAMMER CRYSTAL BURST laundry detergent. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the United States.

Consumer Domestic Income before Income Taxes for the first quarter of 2012 was $112.2 million, a $7.4 million increase as compared to 2011. The 2012 increase is due to the impact of higher product volumes sold and slightly lower marketing expenses, partially offset by higher trade promotion and slotting expenses and higher SG&A costs. Higher commodity costs were largely offset by manufacturing cost savings programs. The current quarter results were also impacted by start-up and related expenses associated with the Company’s new California manufacturing and distribution facility.

Consumer International

Consumer International net sales were $121.4 million in the first quarter of 2012, an increase of $11.8 million or 10.7% as compared to 2011. The components of the net sales change are the following:

Three Months Ended
Net Sales - Consumer International	March 31, 2012
Product volumes sold	8.7%
Pricing / Product Mix	(1.5%)
Foreign exchange rate fluctuations	(1.5%)
Acquired product lines (1)	5.0%

Net Sales increase	10.7%

(1)	On June 28, 2011, the Company acquired the BATISTE dry shampoo product line. Net sales of this product line subsequent to the acquisition are included in the Company’s segment results.

Higher sales volumes in Canada, Australia, and France, as well as higher U.S. exports, contributed to the sales increase.

Consumer International Income before Income Taxes was $21.8 million in the first quarter of 2012, an increase of $2.8 million compared to 2011. Higher profits are attributable to the higher sales volume and the BATISTE acquisition, partially offset by higher commodity costs and unfavorable product mix and pricing.

Specialty Products

Specialty Products net sales were $58.6 million for the first quarter of 2012, a decrease of $3.0 million, or 4.9 % as compared to 2011. The components of the net sales change are the following:

Three Months Ended
Net Sales - SPD	March 31, 2012
Product volumes sold	(8.1%)
Pricing / Product Mix	5.6%
Foreign exchange rate fluctuations	(0.8%)
Sales in anticipation of information systems upgrade	(1.6%)

Net Sales decrease	(4.9%)

The sales volume decrease reflects reductions in animal nutrition, and performance products. The favorable pricing increase in 2012 reflects higher sales prices in response to raw material increases primarily in the animal nutrition business. Sales in the first quarter of 2012 were also negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the United States.

Specialty Products Income before Income Taxes was $6.7 million in the first quarter of 2012, an increase of $1.1 million as compared to 2011. The increase is primarily due to the effect of higher selling prices, partially offset by lower sales volume and higher commodity costs.

Liquidity and capital resources

As of March 31, 2012, the Company had $232.4 million in cash, approximately $500 million available under its revolving credit facility and commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $500 million, subject to lending commitments and certain conditions as described in the Credit Agreement. To enhance the safety of its cash resources, the Company invests its cash primarily in prime money market funds.

As of March 31, 2012, the amount of cash and cash equivalents, included in the Company’s consolidated cash, that was held by foreign subsidiaries was approximately $130 million. If these funds are needed for operations in the U.S. the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S. and the Company’s current plans do not indicate a need to repatriate them to fund operations in the U.S.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity. (See “Economic conditions could adversely affect our business” under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.) The Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in its principal credit facilities because the Company currently is, and anticipates that it will continue to be, in compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under the Credit Agreement. These financial ratios are discussed in more detail in this section under “Certain Financial Covenants.”

On February 1, 2012, the Board of Directors increased the Company’s regular quarterly dividend from $0.17 per share to $0.24 per share, equivalent to an annual dividend rate of $0.96 per share. The higher dividend raises the Company’s annualized dividend payout from approximately $97 million to approximately $137 million.

On August 4, 2011, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s Common Stock. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, corporate and legal requirements and other factors. There is no expiration date on the stock repurchase authorization, and the Company is not obligated to acquire any specific number of shares. The Company began purchasing its stock under this authorization on October 11, 2011. The Company purchased approximately 1.9 million shares at a cost of $90.0 million in the first quarter of 2012. As of March 31, 2012, since the commencement of repurchases the Company has purchased 3.7 million shares at a cost of approximately $170 million. During April 2012, the Company purchased an additional 2.2 million shares at a cost of approximately $110.0 million.

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be approximately $70 to 75 million in 2012, fund its stock repurchase program to the extent implemented by management, pay dividends at the latest approved rate and meet its contractual obligation to contribute up to $17 million in 2012 to Natronx for additional capital development.

Net Debt

The Company had outstanding total debt of $249.9 million and cash of $232.4 million at March 31, 2012, resulting in net debt of $17.5 million at March 31, 2012. This compares to total debt of $252.3 million and cash of $251.4 million, resulting in net debt of $0.9 million at December 31, 2011. Net debt is defined as cash less total debt.

Cash Flow Analysis

	Three Months Ending
	March 31,	April 1,
(In millions)	2012	2011
Net cash provided by operating activities	$113.9	$79.5
Net cash used in investing activities	$(18.5)	$(6.1)
Net cash used in financing activities	$(117.4)	$(106.4)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first three months of 2012 increased $34.4 million to $113.9 million as compared to the same period in 2011. The increase was primarily due to higher net income and smaller increases in working capital (exclusive of cash), offset principally by lower deferred income taxes.

For the three months ended March 31, 2012, the components of working capital that significantly affected operating cash flow are as follows:

Accounts receivable increased $4.7 million due to the timing of customer shipments.

Inventories increased $11.3 million primarily due to increases in raw material costs and build-up of inventories in anticipation of the start-up of the Victorville, California facility.

Accounts payable and other accrued expenses decreased $8.1 million primarily due to the timing of payments and incentive and profit sharing compensation costs which were paid in the first quarter of 2012.

Income taxes payable increased $32.4 million due to the timing of tax payments and higher earnings.

Net Cash Used in Investing Activities – Net cash used in investing activities during first three months of 2012 was $18.5 million, principally reflecting the $3.0 million investment in Natronx and $15.1 million of property, plant and equipment expenditures.

Net Cash Used in Financing Activities – Net cash used in financing activities during 2011 was $117.4 million, reflecting $34.2 million of cash dividends, $90.3 million of common stock repurchases and $2.5 million in net repayment of international debt. Cash used in financing activities also was partially offset by proceeds of and tax benefits from stock option exercises, aggregating $9.6 million.

Certain Financial Covenants

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA”) is a component of the financial covenants contained in, and is defined in, the Company’s Credit Agreement. Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. The Company’s leverage ratio for the three months ended March 31, 2012 was 0.5, which is below the maximum of 3.25 permitted under the Credit Agreement, and the interest coverage ratio for the three months ending March 31, 2012 was 69.1, which is above the minimum of 3.00 permitted under the Credit Agreement.

New Accounting Pronouncements

During the period, the Company adopted new guidance on reporting and presentation of comprehensive income. The new guidance requires an entity to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company elected to report comprehensive income in two separate but consecutive statements. Refer to the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and related Note 11 for additional information. The new requirements did not have an impact on the Company’s financial position, results of operations or cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Other accounting pronouncements that became effective during the three months ended March 31, 2012 did not have an impact on the Company’s financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

Interest Rate Risk

The Company had outstanding total debt at March 31, 2012 of $249.9 million, virtually all of which carries a fixed rate of interest at 3.35%. Should the Company need to use its revolving credit facility or issue commercial paper, it would consider entering into hedge agreements to mitigate the interest rate risk, if conditions warrant.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During 2011 and 2012, the Company entered into hedge agreements with financial counterparties. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The agreements cover approximately 33% of the Company’s estimated diesel fuel requirements for 2012 and 11% of the Company’s total 2013 estimated diesel fuel requirements. The Company uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. These agreements qualify for hedge accounting. Therefore, changes in the fair value of diesel fuel hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements, including, among others, statements relating to sales and earnings growth, the effect of product mix and volume growth, earnings per share, gross margin changes, trade and marketing spending, marketing expense as a percentage of net sales, cost savings programs, the Company’s hedge programs, the impact of foreign exchange and commodity fluctuations, the impact of acquisitions, the sales impact related to the Company’s information systems upgrade, the impact of product recalls, the effective tax rate, the impact of tax audits, tax changes and the lapse of applicable statutes of limitations, facility restructuring charges, environmental matters, the effect of the credit environment on the Company’s liquidity and capital expenditures, the Company’s commercial paper program, sufficiency of cash flows from operations, the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs, payment of dividends and expected purchases under the Company’s share repurchase authorization, expected cash contributions to pension plans, investments in the Natronx Technology LLC joint venture, completion of the Company’s new corporate office building, transition costs relating to the construction of a West Coast manufacturing and distribution facility and transition of operations at the Company’s Green River, Wyoming facility. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political, economic and marketplace conditions and events on consumer demand); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition; the impact of trade customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets, foreign currency exchange rate fluctuations, and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) under the caption “Antitrust Matters” in Part I, Item 3, “Legal Proceedings.”

Mayer Labs Litigation

As previously reported in the Form 10-K, the Company has been engaged in litigation with Mayer Laboratories, Inc. (“Mayer Labs”), and filed a motion for summary judgment with respect to Mayer Labs’ claims. The motion was argued before the United States District Court for the District for the Northern District of California (the “Court”). On March 1, 2012, the Court issued an order granting the Company’s motion for summary judgment and dismissed all of Mayer Labs’ claims, other than the claim that the Company tortiously interfered with an alleged exclusive business arrangement between Mayer Labs and its supplier. The Court, among other things, rejected Mayer Labs’ allegations that the Company’s sales and marketing practices related to shelf space allocation of condoms and other related activities were illegal under federal and state antitrust laws. Nevertheless, Mayer Labs retained the ability to file a motion for reconsideration or an appeal of the Court’s summary judgment order.

On April 4, 2012, the Company, Mayer Labs and David Mayer, Chief Executive Officer of Mayer Labs, entered into a settlement agreement under which all issues in the litigation between the Company and Mayer Labs have been resolved. As part of the settlement agreement, Mayer Labs agreed not to file a motion for reconsideration or to file an appeal of the portion of the Court’s summary judgment order concerning Mayer Labs’ antitrust and other claims, except for certain procedural actions related to trademark claims. These procedural actions are designed to permit Mayer Labs to maintain any trademark rights it may have to the terms “micro-thin” or “microthin,” while nevertheless terminating Mayer Labs’ trademark claims against the Company. Specifically, Mayer Labs retained the right to seek reconsideration of or appeal the portion of the summary judgment order related to the trademark claims, which the Company agreed not to oppose (Mayer Labs filed a motion for leave to seek reconsideration with respect to the trademark claims on April 5, 2012). However, if Mayer Labs prevails on such reconsideration or appeal, it would agree to the dismissal of its trademark claims against the Company without prejudice. The Company agreed that it would not use the terms “micro-thin” or “microthin” in any of its condom packaging or literature, and Mayer Labs agreed not to bring a trademark infringement or other claim against the Company regarding those terms.

The Company also agreed to provide to Mayer Labs a payment, in an amount that is not material to the Company, in consideration of the resolution of all claims for damages, costs and attorneys fees. The parties provided mutual releases relating to, among other things, their respective claims against each other in the litigation, other than Mayer Labs’ trademark claims, which are subject to the provisions described above.

As also previously reported in the Form 10-K, Mayer Labs filed a motion for sanctions against the Company on February 7, 2012 based on, among other things, the deletion of emails relevant to the litigation by James R. Craigie, the Company’s Chairman and Chief Executive Officer. In anticipation of the settlement agreement, the Company and Mayer Labs signed a stipulation under which Mayer Labs agreed that its motion for sanctions against the Company be withdrawn and dismissed with prejudice. In the stipulation, Mayer Labs also stated the following:

“Of the thousands of emails sent or received by James Craigie that were produced by Church & Dwight in this litigation, not one was cited, referenced or included with the summary judgment papers filed by the parties or referenced at oral argument on the summary judgment motion.

In turn, Mayer [Labs] did not identify in its summary judgment papers any specific emails deleted by Mr. Craigie that were relevant to the issues before Judge Chen [the Judge who issued the summary judgment ruling described above] in the determination of summary judgment and the Court’s resulting Order.”

The Court approved the stipulation on March 28, 2012, thereby dismissing Mayer Labs’ motion for sanctions with prejudice, with each party to bear its own attorneys fees and costs.

The Form 10-K also reported an investigation by the Federal Trade Commission, seeking to determine if the Company was engaged or is engaging in any unfair methods of competition with respect to the distribution and sale of condoms in the United States through potentially exclusionary practices. The investigation is continuing. The Company believes that its distribution and sales practices involving the sale of condoms are in full compliance with applicable law.

ARM & HAMMER Essentials Natural Deodorant Litigation

The Company has been named as a defendant in a purported class action lawsuit alleging unfair, deceptive and unlawful business practices with respect to the advertising, marketing and sales of ARM & HAMMER Essentials Natural Deodorant. Specifically, on March 9, 2012, Plaintiffs Stephen Trewin and Joseph Farhatt, on behalf of themselves and all others similarly situated, filed a complaint against the Company in the United States District Court for the District of New Jersey

alleging violations of the New Jersey Consumer Fraud Act, violations of the Missouri Merchandising Practices Act and breach of implied warranty. Plaintiffs allege, among other things, that the Company uses a marketing and advertising campaign that is centered around the claim that the ARM & HAMMER Essentials Natural Deodorant is a “natural” product that contains “natural” ingredients and provides “natural” protection. The complaint alleges the advertising and marketing campaign is false and misleading because the product contains artificial and synthetic ingredients. Among other things, the complaint seeks an order certifying the case as a class action, appointing Plaintiffs as class representatives and appointing Plaintiffs’ counsel to represent the class. The complaint also seeks restitution and disgorgement of all amounts obtained by the Company as a result of the alleged misconduct; compensatory, actual, statutory and other unspecified damages allegedly suffered by Plaintiffs and the purported class; up to treble damages for alleged violation of the New Jersey Consumer Fraud Act; punitive damages for alleged violations of the Missouri Merchandising Practices Act; an order requiring the Company to immediately cease its alleged wrongful conduct; an order enjoining the Company from continuing the conduct and acts identified in the Complaint; an order requiring the Company to engage in a corrective notice campaign; an order requiring the Company to pay to Plaintiffs and all members of the purported class the amounts paid for ARM & HAMMER Essentials Natural Deodorant; statutory prejudgment and post-judgment interest; and, reasonable attorneys’ fees and costs. The Company intends to vigorously defend against the allegations asserted in the complaint.

General

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. Litigation is subject to many uncertainties, and the outcome of individual litigated matters, including the recently instituted action described above, is not predictable with assurance. It is possible that some litigation matters could be decided unfavorably to the Company, and that any such unfavorable decisions could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2011, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s Common Stock. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, corporate and legal requirements and other factors. There is no expiration date on the stock repurchase authorization, and the Company is not obligated to acquire any specific number of shares. The Company purchased 1.8 million shares at a cost of $80.1 million in the fourth quarter of 2011 and purchased an additional 1.9 million shares at a cost of $90.0 million in March 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
3/1/2012 to 3/31/2012	1,850,777	$48.65	1,850,777	$129,908,466

(1)	Average price paid per share includes commissions.

During April 2012, the Company purchased an additional 2.2 million shares at a cost of approximately $110.0 million.

ITEM 6. EXHIBITS

	(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company, amended and restated as of February 1, 2012, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on February 7, 2012.

•	(10.8)	Amended and Restated Compensation Plan for Directors, effective January 1, 2012.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and April 1, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and April 1, 2011, (iii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 1, 2011, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012 and April 1, 2011 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE: May 8, 2012	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE: May 8, 2012	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

	(3.1)	Restated Certificate of Incorporation of the Corporation, as amended through June 4, 2008, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(10.8)	Amended and Restated Compensation Plan for Directors, effective January 1, 2012.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and April 1, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and April 1, 2011, (iii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 1, 2011, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012 and April 1, 2011 and (vi) Notes to Condensed Consolidated Financial Statements.

•	Indicates documents filed herewith.