Form 10-Q
period 2012-06-30
CHURCH & DWIGHT CO INC /DE/
filed 2012-08-07
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012	Commission file number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 2, 2012, there were 139,219,069 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share data)	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
Net Sales	$696.4	$674.9	$1,387.0	$1,317.2
Cost of sales	393.4	374.9	781.5	729.1

Gross Profit	303.0	300.0	605.5	588.1
Marketing expenses	88.4	87.5	156.4	156.7
Selling, general and administrative expenses	92.2	94.7	184.0	182.5

Income from Operations	122.4	117.8	265.1	248.9
Equity in earnings of affiliates	2.4	3.2	4.9	5.4
Investment earnings	0.2	0.3	0.7	0.8
Other income, net	0.5	0.3	0.7	0.8
Interest expense	(2.4)	(2.6)	(5.1)	(5.3)

Income before Income Taxes	123.1	119.0	266.3	250.6
Income taxes	43.8	36.4	91.2	84.4

Net Income	79.3	82.6	175.1	166.2
Noncontrolling interest	0.0	0.0	0.0	0.0

Net Income attributable to Church & Dwight Co., Inc.	$79.3	$82.6	$175.1	$166.2

Weighted average shares outstanding - Basic	139.5	143.3	140.9	143.0
Weighted average shares outstanding - Diluted	142.2	145.9	143.6	145.6
Net income per share - Basic	$0.57	$0.58	$1.24	$1.16
Net income per share - Diluted	$0.56	$0.57	$1.22	$1.14
Cash dividends per share	$0.24	$0.17	$0.48	$0.34

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
Net Income	$79.3	$82.6	$175.1	$166.2

Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(8.6)	5.6	(1.8)	15.5
Losses from derivative agreements	(0.8)	(0.4)	(0.9)	(0.6)

Other comprehensive income	(9.4)	5.2	(2.7)	14.9

Comprehensive income	69.9	87.8	172.4	181.1
Comprehensive income attributable to the noncontrolling interest	0.0	0.0	0.0	0.0

Comprehensive Income attributable to Church & Dwight Co., Inc.	$69.9	$87.8	$172.4	$181.1

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share and per share data )	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$184.2	$251.4
Accounts receivable, less allowances of $0.6 and $1.8	272.4	264.6
Inventories	225.9	200.7
Deferred income taxes	5.8	6.0
Other current assets	43.3	32.5

Total Current Assets	731.6	755.2

Property, Plant and Equipment, Net	532.8	506.0
Equity Investment in Affiliates	17.4	12.0
Tradenames and Other Intangibles	891.6	904.1
Goodwill	868.4	868.4
Other Assets	74.5	71.9

Total Assets	$3,116.3	$3,117.6

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$32.4	$2.6
Accounts payable and accrued expenses	384.8	379.3
Income taxes payable	1.8	1.7

Total Current Liabilities	419.0	383.6

Long-term Debt	249.8	249.7
Deferred Income Taxes	296.6	292.3
Deferred and Other Long-term Liabilities	122.1	106.2
Pension, Postretirement and Postemployment Benefits	43.6	45.0

Total Liabilities	1,131.1	1,076.8

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	305.6	271.7
Retained earnings	1,821.6	1,714.0
Accumulated other comprehensive income	0.2	2.9
Common stock in treasury, at cost: 7,137,219 shares in 2012 and 4,140,424 shares in 2011	(288.8)	(94.4)

Total Church & Dwight Co., Inc. Stockholders’ Equity	1,985.0	2,040.6
Noncontrolling interest	0.2	0.2

Total Stockholders’ Equity	1,985.2	2,040.8

Total Liabilities and Stockholders’ Equity	$3,116.3	$3,117.6

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended
(Dollars in millions)	Ju ne 30, 2012	July 1, 2011
Cash Flow From Operating Activities
Net Income	$175.1	$166.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	26.5	25.6
Amortization expense	12.8	13.6
Deferred income taxes	7.8	20.8
Equity in earnings of affiliates	(4.9)	(5.4)
Distributions from unconsolidated affiliates	6.3	4.8
Non cash compensation expense	8.9	8.4
Other	(0.1)	(1.1)
Change in assets and liabilities:
Accounts receivable	(11.9)	(34.7)
Inventories	(26.5)	(15.5)
Other current assets	2.4	(4.2)
Accounts payable and accrued expenses	7.8	0.9
Income taxes payable	3.6	(1.4)
Excess tax benefit on stock options exercised	(12.5)	(5.3)
Other liabilities	(6.1)	(1.0)

Net Cash Provided By Operating Activities	189.2	171.7

Cash Flow From Investing Activities
Additions to property, plant and equipment	(40.0)	(23.6)
Acquisitions	0.0	(64.8)
Investment interest in joint venture	(6.8)	0.0
Proceeds from note receivable	0.3	1.3
Other	(1.7)	(0.1)

Net Cash Used In Investing Activities	(48.2)	(87.2)

Cash Flow From Financing Activities
Short-term debt, net of repayments	29.8	(90.0)
Proceeds from stock options exercised	17.7	16.7
Excess tax benefit on stock options exercised	12.5	5.3
Payment of cash dividends	(67.5)	(48.6)
Purchase of treasury stock	(200.4)	(0.1)

Net Cash Used In Financing Activities	(207.9)	(116.7)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	6.4

Net Change In Cash and Cash Equivalents	(67.2)	(25.8)
Cash and Cash Equivalents at Beginning of Period	251.4	189.2

Cash and Cash Equivalents at End of Period	$184.2	$163.4

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

	Six Months Ended
	June 30, 2012	July 1, 2011
Cash paid during the year for:
Interest (net of amounts capitalized)	$4.6	$4.8

Income taxes	$85.1	$64.9

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$2.7	$5.0

Property, plant and equipment expenditures included in other long-term liabilities (related to leasing obligations for new corporate headquarters facility)	$17.0	$0.0

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$0.0	$64.8
Purchase price	0.0	(64.8)

Liabilities assumed	$0.0	$0.0

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012 and July 1, 2011

(Unaudited)

	Number of Shares		Amounts
(In millions)	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity

December 31, 2010	146.4	(4.0)	$146.4	$230.8	$1,501.8	$16.3	$(24.6)	$1,870.7	$0.2	$1,870.9
Net income	0.0	0.0	0.0	0.0	166.2	0.0	0.0	166.2	0.0	166.2
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	14.9	0.0	14.9	0.0	14.9
Cash dividends	0.0	0.0	0.0	0.0	(48.6)	0.0	0.0	(48.6)	0.0	(48.6)
Stock purchases	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	(0.1)	0.0	(0.1)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $3.7	0.0	1.0	0.0	27.2	0.0	0.0	6.5	33.7	0.0	33.7
Other stock issuances	0.0	0.1	0.0	0.5	0.0	0.0	0.4	0.9	0.0	0.9

July 1, 2011	146.4	(2.9)	$146.4	$258.5	$1,619.4	$31.2	$(17.8)	$2,037.7	$0.2	$2,037.9

December 31, 2011	146.4	(4.1)	$146.4	$271.7	$1,714.0	$2.9	$(94.4)	$2,040.6	$0.2	$2,040.8
Net income	0.0	0.0	0.0	0.0	175.1	0.0	0.0	175.1	0.0	175.1
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	(2.7)	0.0	(2.7)	0.0	(2.7)
Cash dividends	0.0	0.0	0.0	0.0	(67.5)	0.0	0.0	(67.5)	0.0	(67.5)
Stock purchases	0.0	(4.0)	0.0	0.0	0.0	0.0	(200.4)	(200.4)	0.0	(200.4)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $13.3	0.0	1.0	0.0	32.9	0.0	0.0	5.8	38.7	0.0	38.7
Other stock issuances	0.0	0.0	0.0	1.0	0.0	0.0	0.2	1.2	0.0	1.2

June 30, 2012	146.4	(7.1)	$146.4	$305.6	$1,821.6	$0.2	$(288.8)	$1,985.0	$0.2	$1,985.2

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2012 and July 1, 2011, and the condensed consolidated statements of cash flow and stockholders’ equity for the six months ended June 30, 2012 and July 1, 2011 have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2012 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

The Company incurred research and development expenses in the second quarter of 2012 and 2011 of $13.9 million and $13.1 million, respectively. The Company incurred research and development expenses in the first six months of 2012 and 2011 of $26.5 million and $25.6 million, respectively. These expenses are included in selling, general and administrative expenses.

2.	New Accounting Pronouncements Adopted

During the period, the Company adopted new guidance on reporting and presentation of comprehensive income. The new guidance requires an entity to report comprehensive income either in a single continuous financial statement (together with components of net income) or in a separate financial statement immediately following the income statement. The Company elected to provide consolidated statements of income and consolidated statements of comprehensive income in two separate but consecutive statements. Refer to the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and related Note 11 for additional information. The new requirements did not have an impact on the Company’s financial position, results of operations or cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Other accounting pronouncements that became effective during the six months ended June 30, 2012 did not have an impact on the Company’s financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

(In millions)	June 30, 2012	December 31, 2011
Raw materials and supplies	$59.7	$49.6
Work in process	12.7	11.3
Finished goods	153.5	139.8

Total	$225.9	$200.7

4.	Property, Plant and Equipment

Property, Plant and Equipment (“PP&E”) consist of the following:

(In millions)	June 30, 2012	December 31, 2011
Land	$25.6	$25.6
Buildings and improvements	224.9	224.5
Machinery and equipment	506.6	479.4
Office equipment and other assets	45.1	32.0
Software	95.6	91.4
Construction in progress	63.2	57.6

Gross Property, Plant and Equipment	961.0	910.5
Less accumulated depreciation and amortization	428.2	404.5

Net Property, Plant and Equipment	$532.8	$506.0

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2012	2011	2012	2011
Depreciation and amortization on PP&E	$13.7	$13.0	$26.5	$25.6

Interest charges capitalized (in construction in progress)	$0.3	$0.4	$0.6	$0.7

5.	Earnings Per Share (“EPS”)

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

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2012	2011	2012	2011

Weighted average common shares outstanding - basic	139.5	143.3	140.9	143.0
Dilutive effect of stock options	2.7	2.6	2.7	2.6

Weighted average common shares outstanding - diluted	142.2	145.9	143.6	145.6

Antidilutive stock options outstanding	1.5	1.1	1.6	1.1

6.	Stock Based Compensation Plans

The following table provides a summary of option activity during the six months ended June 30, 2012:

	Options (In millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2011	8.3	$26.39
Granted	1.5	53.79
Exercised	(1.0)	17.56
Cancelled	(0.1)	32.54

Outstanding at June 30, 2012	8.7	$32.16	6.6	$202.8

Exercisable at June 30, 2012	4.8	$23.02	4.8	$157.3

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
Intrinsic Value of Stock Options Exercised	$23.1	$14.7	$34.0	$23.9
Stock Compensation Expense Related to Stock Option Awards	$6.5	$5.9	$7.7	$7.5
Issued Stock Options	1.5	1.1	1.5	1.1
Weighted Average Fair Value of Stock Options issued (per share)	$8.93	$7.86	$8.92	$7.86
Fair Value of Stock Options Issued	$13.7	$8.9	$13.7	$8.9

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2012	2011	2012	2011
Risk-free interest rate	1.0%	2.0%	1.0%	2.1%
Expected life in Years	6.3	6.2	6.3	6.2
Expected volatility	20.7%	21.0%	20.7%	21.0%
Dividend Yield	1.8%	1.7%	1.8%	1.7%

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

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the six months ended June 30, 2012.

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at June 30, 2012 and December 31, 2011.

		June 30, 2012		December 31, 2011
(In millions)	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Note receivable	Level 2	$0.4	$0.5	$0.7	$0.8

Financial Liabilities:

Short-term borrowings	Level 2	32.4	32.4	2.6	2.6
3.35% Senior notes	Level 1	249.8	262.5	249.7	260.2

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable: The fair value of the note receivable reflects what management believes is the appropriate interest factor at June 30, 2012 and December 31, 2011, respectively, based on similar risks in the market.

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

For additional details on the Company’s risk management activities and accounting for the Company’s derivative instruments, refer to the Company’s Form 10-K.

The following table summarizes the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s Consolidated Statements of Income and on other comprehensive income (“OCI”):

Fair Value of Derivative Instruments

		Notional Amount	Fair Value at
(In millions)	Balance Sheet Location	June 30, 2012	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments
Asset Derivatives
Diesel fuel contracts	Other current assets	$0.0	$0.0	$0.1
Foreign exchange contracts	Other current assets	$23.6	0.8	1.1

Total assets			$0.8	$1.2

Liability Derivatives
Diesel fuel contract	Accounts payable and accrued expenses	$10.0	$0.9	$0.0

Total liabilities			$0.9	$0.0

Derivatives not designated as hedging instruments
Asset Derivatives
Foreign exchange contracts	Other current assets	$39.6	$0.4	$0.0
Equity derivatives	Other current assets	$20.2	3.1	2.0

Total assets			$3.5	$2.0

		Amount of Gain (Loss) Recognized in OCI from Derivatives for the Three Months Ended
	Income Statement Location	June 30, 2012	July 1, 2011
Derivatives designated as hedging instruments
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	$0.2	$0.2
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	(1.0)	(0.6)

Total gain (loss) recognized in OCI		$(0.8)	$(0.4)

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended
		June 30, 2012	July 1, 2011
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$2.6	$0.3
Foreign exchange contracts	Selling, general and administrative expenses	0.7	(0.2)

Total gain (loss) recognized in income		$3.3	$0.1

		Amount of Gain (Loss) Recognized in OCI from Derivatives for the Six Months Ended
	Income Statement Location	June 30, 2012	July 1, 2011
Derivatives designated as hedging instruments
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	$(0.3)	$(0.4)
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	(0.6)	(0.2)

Total gain (loss) recognized in OCI		$(0.9)	$(0.6)

		Amount of Gain (Loss) Recognized in Income for the Six Months Ended
		June 30, 2012	July 1, 2011
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$4.0	$2.3
Foreign exchange contracts	Selling, general and administrative expenses	0.7	0.9

Total gain (loss) recognized in income		$4.7	$3.2

The notional amount of a financial instrument is the nominal or face amount that is used to calculate payments made on that instrument. The fair values of derivative instruments disclosed above were measured based on Level 2 inputs. The amount of gain (loss) on derivative instruments reclassified from other comprehensive income to current period earnings was immaterial for the six months ended June 30, 2012 and July 1, 2011.

9.	Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	June 30, 2012				December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$116.7	$(64.0)	$52.7	3-20	$116.9	$(61.3)	$55.6
Customer Relationships	253.8	(71.3)	182.5	15-20	253.8	(64.3)	189.5
Patents/Formulas	43.0	(26.7)	16.3	4-20	43.0	(24.8)	18.2
Non Compete Agreement	1.4	(1.3)	0.1	5-10	1.4	(1.2)	0.2

Total	$414.9	$(163.3)	$251.6		$415.1	$(151.6)	$263.5

Indefinite lived intangible assets - Carrying value

	June 30, 2012				December 31, 2011
Tradenames	$640.0				$640.6

Intangible amortization expense amounted to $5.8 million and $6.3 million for the second quarter of 2012 and 2011, respectively. Intangible amortization expense amounted to $11.7 million for the first six months of 2012 and $12.6 million for the same period of 2011. The Company estimates that intangible amortization expense will be approximately $24 million in 2012 and approximately $22 million in each of the next four years.

The carrying amount of goodwill for the six months ended June 30, 2012 and December 31, 2011 are as follows:

(In millions)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance June 30, 2012	$801.0	$47.2	$20.2	$868.4
Balance December 31, 2011	$801.0	$47.2	$20.2	$868.4

The Company performed its annual goodwill impairment test in the beginning of the second quarter of 2012, and no adjustments were required.

10.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In millions)	June 30, 2012	December 31, 2011
Short-term borrowings
Commercial paper issuances	$30.0	$0.0
Various debt due to international banks	2.4	2.6

Total short-term borrowings	$32.4	$2.6

Long-term debt
3.35% Senior notes due December 15, 2015	$250.0	$250.0
Less: Discount	(0.2)	(0.3)

Net long-term debt	$249.8	$249.7

11.	Accumulated Other Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

The components of changes in accumulated other comprehensive income are as follows:

(In millions)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$24.5	$(8.0)	$(0.2)	$16.3
Other comprehensive income changes during the period	15.5	0.0	(0.9)	14.6
Tax benefit (expense)	0.0	0.0	0.3	0.3

Balance July 1, 2011	$40.0	$(8.0)	$(0.8)	$31.2

Balance December 31, 2011	$17.2	$(15.3)	$1.0	$2.9
Other comprehensive income changes during the period	(1.8)	0.0	(1.4)	(3.2)
Tax benefit (expense)	0.0	0.0	0.5	0.5

Balance June 30, 2012	$15.4	$(15.3)	$0.1	$0.2

12.	Benefit Plans

The following tables provide information regarding the net periodic benefit costs for the Company’s international pension plans and domestic and international postretirement plans for the three and six months ended June 30, 2012 and July 1, 2011:

	Pension Costs		Pension Costs
	Three Months ended		Six Months ended
(In millions)	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
Components of Net Periodic Benefit Cost:
Service cost	$0.2	$0.2	$0.5	$0.5
Interest cost	1.1	1.1	2.1	2.2
Expected return on plan assets	(1.0)	(1.0)	(1.9)	(2.0)
Amortization of prior service cost	0.2	0.1	0.3	0.2

Net periodic benefit cost	$0.5	$0.4	$1.0	$0.9

	Nonpension Postretirement Costs		Nonpension Postretirement Costs
	Three Months ended		Six Months ended
(In millions)	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
Components of Net Periodic Benefit Cost:
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.3	0.3	0.6	0.6
Amortization of prior service cost	0.0	0.0	0.1	0.1

Net periodic benefit cost	$0.4	$0.4	$0.9	$0.9

The Company made cash contributions of approximately $2.8 million to its pension plans during the first six months of 2012. The Company estimates it will be required to make additional cash contributions to its pension plans of approximately $1.1 million during the remainder of 2012 to offset 2012 benefit payments and administrative costs in excess of investment returns.

13.	Commitments, Contingencies and Guarantees

a. On July 20, 2011, the Company entered into a 20 year lease for a new corporate headquarters building that is being constructed in Ewing, New Jersey (approximately 10 miles from the Company’s existing corporate headquarters in Princeton, New Jersey) to meet office space needs for the foreseeable future. Based on current expectations that the facility will be completed and occupied in late 2012, the lease will expire in 2032. The Company’s lease commitment is approximately $116 million over the lease term. Based on certain clauses in the lease, the Company is considered the owner, for financial statement reporting purposes, during the construction period, and recorded $34.4 million as of June 30, 2012 in construction in progress assets and a corresponding amount in other long-term liabilities.

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

c. As of June 30, 2012, the Company had commitments through 2016 to acquire approximately $196.3 million of raw materials, packaging supplies and services from its vendors at market prices. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

d. As of June 30, 2012, the Company had the following guarantees: (i) $4.1 million in outstanding letters of credit drawn on several banks, which guarantee payment for such things as insurance claims in the event of the Company’s insolvency; (ii) an insolvency protection guarantee of approximately $18.6 million issued to one of its United Kingdom pension plans effective January 1, 2011; (iii) $3.9 million worth of assets subject to guarantees for its Brazil operations, primarily for value added tax assessments and labor related cases currently under appeal; and (iv) guarantees of approximately $0.3 million for the payment of rent on a leased facility in Spain that expires in November 2012.

e. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3 million. In addition to this initial payment, the Company may be required to make an advance royalty payment of $5.5 million upon the launch of a product utilizing the licensed technology and an additional $7 million license payment upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration (“FDA”) for products incorporating the acquired technology.

f. The Company’s distribution of condoms under the TROJAN and other trademarks is regulated by the FDA. Certain of the Company’s condoms, and similar condoms sold by its competitors, contain the spermicide nonoxynol-9 (“N-9”). Some interested groups have issued reports that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse. In late 2008, the FDA issued final labeling guidance for latex condoms but excluded N-9 lubricated condoms from the guidance. While the Company awaits further FDA guidance on N-9 lubricated condoms, the Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s guidance, and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

g. In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by environmental authorities in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills. QGN ceased site operations in August 2010. In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills. In addition, despite repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million Brazilian Real (approximately $2.5 million) for the discharge of contaminants above allowable limits. The description of the fine included a reference to aggravating factors which may indicate that local “management’s intent” was considered in determining the severity of the fine. In early January 2011, QGN filed with IMA an administrative defense to the fine, suspending any enforcement activities pending its defense. IMA has not yet formally responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures, including the removal of the landfills, and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, in February 2011, IMA issued a revised Remediation Notification providing for further site analysis by QGN, including further study of the integrity of the landfills. The revised Remediation Notification did not include a requirement to remove the landfills. QGN has responded to the revised Remediation Notification providing further information regarding to the remediation measures and intends to continue discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on an appropriate remediation plan. In mid 2011, QGN, consistent with the revised Remediation Notice, began an additional site investigation, capped the two active landfills with an impervious synthetic cover and initiated the closure of the pond. However, discussions are continuing with INEMA concerning the potential removal of the landfills and other remediation activities as well as the fine.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009, and an additional $4.8 million in 2010, for remediation, fines and related costs. As of June 30, 2012, approximately $2.4 million has been spent on the remediation activities. Though INEMA has informally indicated to the Company that it may not require the removal of the landfills, it remains reasonably possible the Company will be required to do so. If INEMA requires the removal of the landfills and, if in such case, the Company is unsuccessful in appealing such decision, the cost of such landfill removal could be in the range of $30.0 million to $50.0 million.

h. As previously reported in the Company’s Form 10-K, the Company was the subject of an investigation by the Federal Trade Commission (“FTC”), seeking to determine if the Company was engaged or is engaging in any unfair methods of competition with respect to the distribution and sale of condoms in the United States through potentially exclusionary practices. On June 25, 2012, the FTC notified the Company in a letter that it was closing its investigation and indicated that no further action was warranted by the FTC. The FTC also agreed to destroy all the documents it had received from the Company during the investigation. The Company believes that its distribution and sales practices involving the sale of condoms are in full compliance with applicable law.

i. As also previously reported in the Form 10-K, the Company is engaged in disputes with SPD Swiss Precision Diagnostics GmbH (“SPD GmbH”), primarily regarding each company’s advertising claims for home pregnancy and ovulation test kits.

On January 22, 2009, SPD GmbH filed a complaint against the Company in the United States District Court for the Northern District of California. The Company’s motion to transfer the case to the United States District Court for the District of New Jersey was granted in April 2009. On January 15, 2010, the Company filed a complaint for declaratory relief against SPD GmbH, also in the New Jersey District Court, and in response SPD GmbH filed counterclaims against the Company. Each party’s initial and subsequent claims against the other have been consolidated before that Court. The parties are currently in discovery. No trial date has been set.

SPD GmbH alleges that the Company uses false and misleading advertising and competes unfairly with respect to its FIRST RESPONSE digital and analog home pregnancy and analog ovulation test kits in violation of the

Lanham Act and related state laws. SPD GmbH’s allegations are principally directed to claims included in advertising to the effect that the Company’s digital FIRST RESPONSE pregnancy test kits can detect the pregnancy hormone five days before a woman’s missed menstrual period and that its analog FIRST RESPONSE Early Result Pregnancy Test detects the pregnancy hormone six days before a woman’s missed menstrual period. SPD GmbH seeks an order enjoining the Company from making those claims and requiring the Company to remove all such advertising from the marketplace, unspecified damages, trebling of those damages, costs of the action, and reasonable attorneys’ fees.

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

k. The Company has recorded liabilities for uncertain income tax positions that, although supportable, may be challenged by the tax authorities. In the first quarter of 2012, the Company closed the audit of tax years 2008 and 2009 with the U.S. Internal Revenue Service. As a result of the settlement of the Internal Revenue Service audit and related state tax effects resulting from the settlement, the Company’s liabilities for uncertain income tax positions have decreased by $5.7 million from $13.1 million at December 31, 2011, to $7.4 million at June 30, 2012. The Company does not expect a material change in the liabilities for uncertain tax positions within the next twelve months.

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

The following summarizes the balances and transactions between the Company and (i) each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) in which the Company holds a 50% ownership interest and (ii) Natronx Technologies LLC (“Natronx”), in which the Company holds a one-third ownership interest:

	Armand Six Months Ended		ArmaKleen Six Months Ended		Natronx Six Months Ended
(In millions)	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
Purchases by Company	$10.4	$7.6	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$2.5	$2.8	$1.4	$0.0
Outstanding Accounts Receivable	$0.9	$0.3	$0.1	$0.9	$0.2	$0.0
Outstanding Accounts Payable	$2.5	$2.0	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.8	$0.8	$1.1	$1.3	$0.5	$0.0

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

On September 22, 2011, the Company, together with FMC Corporation and TATA Chemicals, formed Natronx, an operating joint venture. The Company has a one-third ownership interest in Natronx, and its investment is accounted for under the equity method. The joint venture plans to engage in the manufacturing and marketing of sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. The sorbents, primarily sodium bicarbonate and trona, are used by coal-fired utilities to remove harmful pollutants, such as acid gases, in flue-gas treatment processes. Natronx intends to invest approximately $60.0 million to construct a 450,000 ton per year facility in Wyoming to produce trona sorbents, which is expected to be operational in the first quarter of 2013, the cost of which will be shared equally among all members. The joint venture started business in the fourth quarter of 2011 and the Company made an initial investment of $3.2 million in 2011 and an additional $6.8 million investment in the first six months of 2012. The Company is committed to investing up to an additional $10 million in the remainder of 2012.

15.	Restructuring Activities

Green River, Wyoming

During the first quarter of 2011, the Company announced its decision to relocate a portion of its Green River, Wyoming operations to a newly leased site in Victorville, California (the “Victorville Facility”). The Company relocated its cat litter manufacturing operations and distribution center to the Victorville Facility to be closer to transportation hubs and its west coast customers. The Victorville Facility began producing liquid laundry detergent and cat litter during the second quarter of 2012, and is expandable to meet future business needs. The Company’s sodium bicarbonate operations and other consumer product manufacturing will remain at the Green River facility.

The Company invested approximately $11 million in 2011 and expects to invest an aggregate of approximately $35 million in capital expenditures in connection with the Victorville Facility. The Company will also incur approximately $6 million in transition expenses through 2012 in connection with the opening of the Victorville Facility and costs associated with the changes anticipated at the Green River facility. The transition expenses include anticipated severance costs and accelerated depreciation of equipment at the Company’s Green River facility and one-time project expenses.

The Company recorded approximately $0.6 million of accelerated depreciation expense and $1.3 million of transition costs in cost of sales during the first six months of 2012. The Company recorded approximately $2.3 million of accelerated depreciation expense and $1.2 million of transition costs in cost of sales for the year ended 2011. These expenditures were being recorded in the Consumer Domestic segment.

Other Restructuring Costs

The Company does not anticipate any material expenditures in addition to the amounts reported in the Company’s Form 10-K in connection with the closing of its North Brunswick and International facilities. The costs incurred and recognized during the six months ended June 30, 2012 relating to the North Brunswick and International facilities were immaterial.

16.	Assets Held for Sale

The Company is exploring strategic options for its chemical business in Brazil. The business, which has annual revenues of approximately $40 million, markets sodium bicarbonate, dairy products and other chemicals in Brazil. In December 2011, the net assets associated with a portion of this business were classified as “held for sale” for financial statement purposes. As of June 30, 2012, the Company has approximately $8.0 million of net property, plant and equipment and approximately $3.4 million of inventories and supply parts at its Brazil facility recorded in other current assets as assets held for sale.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates. The Company had 50% ownership interests in Armand and ArmaKleen and a one-third ownership interest in Natronx as of June 30, 2012. The Company’s equity in earnings of Armand and ArmaKleen for the three and six months ended June 30, 2012 and July 1, 2011, and the equity in losses of Natronx for the three and six months ended June 30, 2012, are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes for the three and six month periods ended June 30, 2012 and July 1, 2011 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
Second Quarter 2012	$506.5	$121.3	$68.6	$0.0	$696.4
Second Quarter 2011	482.3	126.0	66.6	0.0	674.9
First Six Months of 2012	$1,017.1	$242.7	$127.2	$0.0	$1,387.0
First Six Months of 2011	953.4	235.6	128.2	0.0	1,317.2

Income before Income Taxes(2)
Second Quarter 2012	$96.1	$14.8	$9.8	$2.4	$123.1
Second Quarter 2011	94.1	13.5	8.2	3.2	119.0
First Six Months of 2012	$208.3	$36.6	$16.5	$4.9	$266.3
First Six Months of 2011	198.9	32.6	13.8	5.3	250.6

(1)

Intersegment sales from Consumer International to Consumer Domestic were $0.7 million and $1.2 million for the quarters ended June 30, 2012 and July 1, 2011, respectively, and were $1.8 million and $2.5 million for the six months ended June 30, 2012 and July 1, 2011, respectively.

(2)	In determining Income before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line net sales to external customers for the three and six months ended June 30, 2012 and July 1, 2011, respectively, were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
Household Products	$346.2	$313.3	$693.8	$617.1
Personal Care Products	160.3	169.0	323.3	336.3

Total Consumer Domestic	506.5	482.3	1,017.1	953.4
Total Consumer International	121.3	126.0	242.7	235.6
Total SPD	68.6	66.6	127.2	128.2

Total Consolidated Net Sales	$696.4	$674.9	$1,387.0	$1,317.2

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products and skin care products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

The Company’s newly leased manufacturing and distribution facility in Victorville, California (the “Victorville Facility”) became operational in the second quarter of 2012 and began producing liquid laundry detergent and cat litter.

Results of Operations

Consolidated results

Net Sales

Net sales for the quarter ended June 30, 2012 were $696.4 million, an increase of $21.5 million or 3.2% over the second quarter of 2011. Net sales for the six months ended June 30, 2012 were $1,387.0 million, an increase of $69.8 million or 5.3% over the comparable six month period of 2011. The components of the net sales increase are the following:

	Three Months Ended	Six Months Ended
Net Sales - Consolidated	June 30, 2012	June 30, 2012
Product volumes sold	6.3%	8.4%
Pricing / Product mix	(2.6%)	(2.4%)
Foreign exchange rate fluctuations	(1.6%)	(1.0%)
Acquired product lines (1)	1.1%	1.0%
Sales in anticipation of information systems upgrade	0.0%	(0.7%)

Net Sales increase	3.2%	5.3%

(1)	On June 28, 2011, the Company acquired the BATISTE dry shampoo product line. Net sales of the acquired product line subsequent to the acquisition are included in the Company’s results.

For the three months ended June 30, 2012, the volume change reflects increased sales of products in both the Consumer Domestic and SPD segments partially offset by unfavorable product mix and pricing in the Consumer Domestic and Consumer International segments. For the six months ended June 30, 2012, the volume change primarily reflects increased sales of products worldwide, partially offset by unfavorable product mix and pricing, and higher trade promotion expenses. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the United States.

Operating Costs

The Company’s gross profit was $303.0 million for the quarter ended June 30, 2012, a $3 million increase as compared to the same period in 2011. The gross profit increase was primarily attributable to higher sales volumes and contributions from the acquired product line, partially offset by higher trade promotion costs, commodity costs, start-up and related expenses associated with the Company’s new Victorville Facility, and the unfavorable effect of foreign exchange rates. For the six month period ended June 30, 2012, gross profit increased $17.4 million to $605.5 million. The increase in gross profit for the six months ended June 30, 2012 was due primarily to the same factors as those applicable to the second quarter of 2012. Gross margin decreased 100 basis points to 43.5% in the second quarter as compared to 44.5% in the same quarter of 2011. This decrease is primarily due to an unfavorable product mix with net sales for lower margin Consumer Domestic household products increasing by 10.5% and net sales of higher margin personal care products decreasing by 5.1%, and higher trade promotion spending. Although commodity costs were higher in the second quarter of 2012, the increases were largely offset by the effect of manufacturing cost reduction programs. Gross margin decreased 100 basis points to 43.6% in the first six months of 2012 as compared to 44.6% in the same period of 2011 due primarily to the same factors as those applicable to the second quarter of 2012.

Marketing expenses for the second quarter of 2012 were $88.4 million, an increase of $0.9 million as compared to the same period in 2011. Marketing expenses as a percentage of net sales were 12.7% and 13.0% in the second quarter of 2012 and 2011, respectively. The Company had lower marketing spending on certain of its eight power brands due to timing and favorable foreign exchange, partially offset by expenses for the acquired product line and new product introductions. Marketing expenses for the first six months of 2012 were $156.4 million, a decrease of $0.3 million as compared to the same period in 2011 due primarily to the same factors as those applicable to the second quarter of 2012. Marketing expenses as a percentage of net sales were 11.3% in the first six months of 2012 as compared to 11.9% in the same period last year.

Selling, general and administrative (“SG&A”) expenses were $92.2 million in the second quarter of 2012, a decrease of $2.5 million as compared to the same period in 2011. SG&A expenses were lower due to lower legal expenses and favorable foreign exchange rates, offset by costs in support of the Company’s information system upgrade. SG&A expenses as a percentage of net sales were 13.2%, an 80 basis point reduction from the second quarter of 2011. SG&A expenses for the first half of 2012 were $184.0 million, an increase of $1.5 million as compared to the same period in 2011 due to higher costs for salaries and fringe benefits and expenses related to the Company’s information systems upgrades, partially offset by lower legal expenses and favorable foreign exchange rates.

Other Income and Expenses

Equity in earnings of affiliates decreased by $0.8 million and $0.5 million for the three and six month periods ended June 30, 2012, as compared to the same periods in 2011. The decrease is primarily due to costs related to the start-up of the Natronx Technologies LLC (“Natronx”) joint venture.

Interest expense in the three and six month periods ended June 30, 2012 decreased $0.2 million compared to the same periods in 2011. The Company’s outstanding debt is, for the most part, a fixed rate obligation under its 3.35% senior notes due 2015.

Taxation

The effective tax rate in the three and six month periods ended June 30, 2012 was 35.6% and 34.2% respectively, compared to 30.6% and 33.7% respectively, in the same periods last year. The tax rate in the six month period ended June 30, 2012 was favorably affected by the settlement of an IRS audit in the first quarter. The effective tax rate in the three and six month periods ended July 1, 2011 reflects a deferred income tax benefit of $6.1 million relating to New Jersey’s corporate tax reform legislation enacted in April 2011. The 2012 annual effective tax rate is projected to be approximately 35%.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates. The Company had 50% ownership interests in Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) and a one-third ownership interest in Natronx as of June 30, 2012, The Company’s equity in earnings of Armand and ArmaKleen for the three and six months ended June 30, 2012 and July 1, 2011, and its equity in losses of Natronx for the three and six months ended June 30, 2012, are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment sales and income before taxes and minority interest for the three and six month periods ended June 30, 2012 and July 1, 2011 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales (1)
Second Quarter 2012	$506.5	$121.3	$68.6	$0.0	$696.4
Second Quarter 2011	482.3	126.0	66.6	0.0	674.9
First Six Months of 2012	$1,017.1	$242.7	$127.2	$0.0	$1,387.0
First Six Months of 2011	953.4	235.6	128.2	0.0	1,317.2

Income Before Income Taxes (2)
Second Quarter 2012	$96.1	$14.8	$9.8	$2.4	$123.1
Second Quarter 2011	94.1	13.5	8.2	3.2	119.0
First Six Months of 2012	$208.3	$36.6	$16.5	$4.9	$266.3
First Six Months of 2011	198.9	32.6	13.8	5.3	250.6

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $0.7 million and $1.2 million for the quarters ended June 30, 2012 and July 1, 2011, respectively, and were $1.8 million and $2.5 million for the six months ended June 30, 2012 and July 1, 2011, respectively.

(2)	In determining Income before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line sales to external customers for the three and six months ended June 30, 2012 and July 1, 2011 were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
Household Products	$346.2	$313.3	$693.8	$617.1
Personal Care Products	160.3	169.0	323.3	336.3

Total Consumer Domestic	506.5	482.3	1,017.1	953.4
Total Consumer International	121.3	126.0	242.7	235.6
Total SPD	68.6	66.6	127.2	128.2

Total Consolidated Net Sales	$696.4	$674.9	$1,387.0	$1,317.2

Consumer Domestic

Consumer Domestic net sales in in the second quarter of 2012 were $506.5 million, an increase of $24.1 million or 5.0% as compared to the second quarter of 2011. Consumer Domestic net sales for the six months ended June 30, 2012 were $1,017.1 million, an increase of $63.7 million or 6.7% as compared to the same period in 2011. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
Net Sales - Consumer Domestic	June 30, 2012	June 30, 2012
Product volumes sold	8.6%	11.0%
Pricing / Product mix	(3.6%)	(3.5%)
Sales in anticipation of information systems upgrade	0.0%	(0.8%)

Net Sales increase	5.0%	6.7%

In the second quarter of 2012, the net sales increase principally reflects higher sales of ARM & HAMMER liquid laundry detergent. Other brands that contributed to higher sales were XTRA liquid laundry detergent, ARM & HAMMER cat litter, KABOOM cleaning products and the recently introduced ARM & HAMMER CRYSTAL BURST power pack laundry detergent. These sales were partially offset by lower sales of SPINBRUSH battery-operated toothbrushes, ANSWER diagnostic kits and ORAJEL oral analgesics. Higher slotting costs were also incurred in support of new product introductions. The increase in net sales for the six months ended June 30, 2012 was due primarily to the same factors as those applicable to the second quarter 2012. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the United States.

Consumer Domestic income before income taxes for the second quarter of 2012 was $96.1 million, a $2.0 million increase as compared to the second quarter of 2011. The 2012 increase is due to the impact of higher product volumes sold partially offset by higher marketing expenses and higher trade promotion and slotting expenses. Higher commodity costs were largely offset by manufacturing cost savings programs. The current quarter results were also impacted by start-up and unabsorbed costs associated with the Company’s new Victorville Facility, which did not begin shipments until late in the second quarter of 2012. For the six month period ended June 30, 2012, income before income taxes was $208.3 million, a $9.4 million increase as compared to the first six months of 2011. The increase reflects principally the same factors as the second quarter of 2012.

Consumer International

Consumer International net sales were $121.3 million in the second quarter of 2012, a decrease of $4.7 million or 3.7% as compared to the same period in 2011. Consumer International net sales in the first six months of 2012 were $242.7 million, an increase of $7.1 million or approximately 3.0% as compared to the same period in 2011. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
Net Sales - Consumer International	June 30, 2012	June 30, 2012
Product volumes sold	(2.4%)	2.8%
Pricing / Product mix	(0.3%)	(0.9%)
Foreign exchange rate fluctuations	(6.9%)	(4.4%)
Acquired product lines (1)	5.9%	5.5%

Net Sales (decrease) increase	(3.7%)	3.0%

(1)	On June 28, 2011, the Company acquired the BATISTE dry shampoo product line. Net sales of this product line subsequent to the acquisition are included in the Company’s segment results.

Lower sales volumes in the second quarter are due to weaker sales in Europe. Higher sales volumes in the first half of 2012 occurred principally in Canada, Mexico and Australia. Higher U.S. exports also contributed to the six month sales increase.

Consumer International income before income taxes was $14.8 million in the second quarter of 2012, an increase of $1.3 million compared to the same period in 2011. Higher profits are attributable to the BATISTE acquisition, and lower marketing and SG&A expenses, partially offset by lower volumes, pricing and product mix, and unfavorable foreign exchange rates. For the first six months of 2012, income before income taxes was $36.6 million, a $4.0 million increase as compared to the first half of 2011, reflecting the BATISTE acquisition, higher sales volume, and lower marketing and SG&A expenses, partially offset by lower pricing and product mix, and unfavorable foreign exchange rates.

Specialty Products

Specialty Products net sales were $68.6 million for the second quarter of 2012, an increase of $2.0 million, or 3.0% as compared to the same period in 2011. Specialty Products net sales were $127.2 million for the first six months of 2012, a decrease of $1.0 million, or 0.8% as compared to the same period of 2011. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
Net Sales - SPD	June 30, 2012	June 30, 2012
Product volumes sold	5.6%	(1.0%)
Pricing / Product mix	0.7%	3.1%
Foreign exchange rate fluctuations	(3.3%)	(2.1%)
Sales in anticipation of information systems upgrade	0.0%	(0.8%)

Net Sales increase (decrease)	3.0%	(0.8%)

The sales volume increase in the second quarter of 2012 reflects growth in animal nutrition and performance products. The increase in net sales for the six months ended June 30, 2012 reflect the higher sales prices in response to raw material increases primarily in the animal nutrition business. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the United States.

Specialty Products income before income taxes was $9.8 million in the second quarter of 2012, an increase of $1.6 million as compared to the same period in 2011, and was $16.5 million for the first six months of 2012, an increase of $2.7 million as compared to the same period in 2011. The increase in the second quarter income before income taxes is primarily a result of increased sales volume and slightly higher selling prices, partially offset by unfavorable foreign exchange rates. The increase in income before income taxes for the first six months of 2012 primarily reflects higher selling prices and lower SG&A expenses, partially offset by higher manufacturing costs of certain animal nutrition products and unfavorable foreign exchange rates.

Liquidity and Capital Resources

As of June 30, 2012, the Company had $184.2 million in cash, approximately $470 million available through its revolving credit facility under its principal credit agreement (the “Credit Agreement”) and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $500 million, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement. To preserve its cash resources, the Company invests its cash primarily in prime money market funds.

As of June 30, 2012, the amount of cash and cash equivalents, included in the Company’s consolidated cash, that was held by foreign subsidiaries was approximately $96.4 million. If these funds are needed for operations in the U.S. the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S., and the Company’s current plans do not indicate a need to repatriate the funds to support operations in the U.S.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity. (See “Economic conditions could adversely affect our business” under “Risk Factors” in Item 1A of the Company’s Form 10-K). The Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in its principal credit facilities because the Company currently is, and anticipates that it will continue to be, in compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under the Credit Agreement. These financial ratios are discussed in more detail in this section under “Certain Financial Covenants.”

On February 1, 2012, the Board of Directors increased the Company’s regular quarterly dividend from $0.17 per share to $0.24 per share, equivalent to an annual dividend rate of $0.96 per share. The higher dividend raises the Company’s annualized dividend payout from approximately $97 million to approximately $137 million.

On August 4, 2011, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s Common Stock. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, corporate and legal requirements and other factors. There is no expiration date on the stock repurchase authorization, and the Company is not obligated to acquire any specific number of shares. The Company began purchasing its stock under this authorization on October 11, 2011. The Company purchased approximately 2.2 million shares at a cost of $110.0 million in the second quarter of 2012. As of June 30, 2012, the Company has purchased an aggregate of 5.9 million shares at a cost of approximately $280 million under the repurchase authorization and does not anticipate making any additional purchases for the balance of 2012.

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be approximately $80 million in 2012, pay dividends at the latest approved rate and meet its contractual obligation to contribute up to approximately $10 million in the remainder of 2012 to Natronx for additional capital development.

Net Debt

The Company had outstanding total debt of $282.2 million and cash of $184.2 million at June 30, 2012, resulting in net debt of $98.0 million at June 30, 2012. This compares to total debt of $252.3 million and cash of $251.4 million, resulting in net debt of $0.9 million at December 31, 2011. Net debt is defined as total debt less cash.

Cash Flow Analysis

	Six Months Ending
(In millions)	June 30, 2012	July 1, 2011
Net cash provided by operating activities	$189.2	$171.7
Net cash used in investing activities	$(48.2)	$(87.2)
Net cash used in financing activities	$(207.9)	$(116.7)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first six months of 2012 increased $17.5 million to $189.2 million as compared to the same period in 2011. The increase was primarily due to higher net income and smaller aggregate increases in working capital (exclusive of cash), offset principally by lower deferred income taxes.

For the six months ended June 30, 2012, the components of working capital that significantly affected operating cash flow are as follows:

•	Accounts receivable increased $11.9 million due to the timing of customer shipments.

•	Inventories increased $26.5 million primarily due to increases in raw material costs and the build-up of inventories relating to the start-up of the Victorville Facility.

•	Accounts payable and other accrued expenses increased $7.8 million primarily due to the timing of payments and higher marketing accruals.

•	Income taxes payable increased $3.6 million due to higher earnings and the timing of tax payments.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2012 was $48.2 million, principally reflecting $40.0 million of property, plant and equipment expenditures, primarily relating to the Victorville Facility, and a $6.8 million investment in Natronx.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first six months of 2012 was $207.9 million, reflecting $200.4 million of common stock repurchases and $67.5 million of cash dividends, partially offset by the proceeds of and tax benefits from stock option exercises, which aggregated to $30.2 million, and a $29.8 million increase in net short term borrowings as a result of the Company’s issuance of $30 million of commercial paper.

Certain Financial Covenants

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA”) is a component of the financial covenants contained in, and is defined in, the Company’s Credit Agreement. Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. The Company’s leverage ratio for the 12 months ended June 30, 2012 was 0.6, which is below the maximum of 3.25 permitted under the Credit Agreement, and the interest coverage ratio for the twelve months ended June 30, 2012 was 67.5, which is above the minimum of 3.00 permitted under the Credit Agreement.

New Accounting Pronouncements

During the period, the Company adopted new guidance on reporting and presentation of comprehensive income. The new guidance requires an entity to report comprehensive income either in a single continuous financial statement (together with components of net income) or in a separate financial statement immediately following the income statement. The Company elected to provide consolidated statements of income and consolidated statements of comprehensive income in two separate but consecutive statements. Refer to the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and related Note 11 for additional information. The new requirements did not have an impact on the Company’s financial position, results of operations or cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Other accounting pronouncements that became effective during the six months ended June 30, 2012 did not have an impact on the Company’s financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

Interest Rate Risk

The Company had outstanding total debt at June 30, 2012 of $282.2 million, of which 89% had a fixed interest rate of 3.35%, and the remaining 11% constituted commercial paper issued by the Company that had an interest rate of less than 0.5%.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During 2011 and 2012, the Company entered into hedge agreements with financial counterparties. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The agreements cover approximately 54% of the Company’s estimated remaining diesel fuel requirements for 2012 and 29% of the Company’s total 2013 estimated diesel fuel requirements. The Company uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. These agreements qualify for hedge accounting. Therefore, changes in the fair value of diesel fuel hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in the U.S. dollar, Canadian dollar, British pound and Euro. The Company entered into forward exchange contracts to protect it from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements, including, among others, statements relating to sales and earnings growth, the effect of product mix and volume growth, earnings per share, gross margin changes, trade and marketing spending, marketing expense as a percentage of net sales, cost savings programs, the Company’s hedge programs, the impact of foreign exchange and commodity fluctuations, the Company’s stock repurchase program, the impact of acquisitions, capital expenditures, the sales impact related to the Company’s information systems upgrade, the effective tax rate, the impact of tax audits, tax changes and the lapse of applicable statutes of limitations, facility restructuring charges, environmental matters, the effect of the credit environment on the Company’s liquidity and capital expenditures, the Company’s commercial paper program, sufficiency of cash flows from operations, the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs, payment of dividends, expected cash contributions to pension plans, investments in the Natronx Technology LLC joint venture, completion of the Company’s new corporate office building, transition costs relating to the start up of the Victorville Facility and transition of operations at the Company’s Green River, Wyoming facility. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements, including a decline in market growth and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition; the impact of trade customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets, foreign currency exchange rate fluctuations, and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) under the caption “Antitrust Matters” in Part I, Item 3, “Legal Proceedings,” and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 in Part II, Item 1, “Legal Proceedings.”

FTC Investigation

As previously reported in the Form 10-K, the Company was the subject of an investigation by the Federal Trade Commission (“FTC”), seeking to determine if the Company was engaged or is engaging in any unfair methods of competition with respect to the distribution and sale of condoms in the United States through potentially exclusionary practices. On June 25, 2012, the FTC notified the Company in a letter that it was closing its investigation and indicated that no further action was warranted by the FTC. The FTC also agreed to destroy all of the documents it had received from the Company during the investigation. The Company believes that its distribution and sales practices involving the sale of condoms are in full compliance with applicable law.

General

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. Litigation is subject to many uncertainties, and the outcome of individual litigated matters, including the action described above, is not predictable with assurance. It is possible that some litigation matters could be decided unfavorably to the Company, and that any such unfavorable decisions could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

On August 4, 2011, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s Common Stock. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, corporate and legal requirements and other factors. There is no expiration date on the stock repurchase authorization, and the Company is not obligated to acquire any specific number of shares. The Company purchased 1.8 million shares at a cost of $80.1 million in the fourth quarter of 2011, 1.9 million shares at a cost of $90.0 million in March 2012, and an additional 2.2 million shares at a cost of approximately $110.0 million during the second quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1/2012 to 4/30/2012	1,812,500	$50.23	1,812,500	$38,863,930
5/1/2012 to 5/31/2012	374,078	$50.79	374,078	$19,901,000

Total	2,186,578	$50.32	2,186,578

(1)	Average price paid per share includes commissions.

ITEM 6.	EXHIBITS

	(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company, amended and restated as of February 1, 2012, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on February 7, 2012.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and July 1, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and July 1, 2011, (iii) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 1, 2011, (v) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2012 and July 1, 2011 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE: August 7, 2012	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE: August 7, 2012	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

	(3.1)	Restated Certificate of Incorporation of the Corporation, as amended through June 4, 2008, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and July 1, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and July 1, 2011, (iii) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 1, 2011, (v) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2012 and July 1, 2011 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.