Form 10-Q
period 2012-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2012-11-05
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012	Commission file number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 31, 2012, there were 139,722,084 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions, except per share data)	2012	2011	2012	2011
Net Sales	$725.2	$701.0	$2,112.2	$2,018.2
Cost of sales	397.7	391.1	1,179.2	1,120.2

Gross Profit	327.5	309.9	933.0	898.0
Marketing expenses	92.2	91.8	248.6	248.5
Selling, general and administrative expenses	89.9	91.8	273.9	274.3

Income from Operations	145.4	126.3	410.5	375.2
Equity in earnings of affiliates	2.4	2.9	7.3	8.3
Investment earnings	0.4	0.6	1.1	1.4
Other income, net	0.4	(1.6)	1.1	(0.8)
Interest expense	(2.6)	(2.2)	(7.7)	(7.5)

Income before Income Taxes	146.0	126.0	412.3	376.6
Income taxes	52.1	46.4	143.3	130.8

Net Income	93.9	79.6	269.0	245.8
Noncontrolling interest	0.0	0.0	0.0	0.0

Net Income attributable to Church & Dwight Co., Inc.	$93.9	$79.6	$269.0	$245.8

Weighted average shares outstanding - Basic	139.5	143.7	140.4	143.3
Weighted average shares outstanding - Diluted	142.2	146.3	143.1	145.9
Net income per share - Basic	$0.67	$0.55	$1.92	$1.72
Net income per share - Diluted	$0.66	$0.54	$1.88	$1.68
Cash dividends per share	$0.24	$0.17	$0.72	$0.51

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2012	2011	2012	2011
Net Income	$93.9	$79.6	$269.0	$245.8

Other comprehensive income, net of tax:
Foreign exchange translation adjustments	6.2	(15.8)	4.4	(0.3)
Income (Losses) from derivative agreements	0.3	1.5	(0.6)	0.9

Other comprehensive income (loss)	6.5	(14.3)	3.8	0.6

Comprehensive income	100.4	65.3	272.8	246.4
Comprehensive income attributable to the noncontrolling interest	0.0	0.0	0.0	0.0

Comprehensive Income attributable to Church & Dwight Co., Inc.	$100.4	$65.3	$272.8	$246.4

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data )	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$241.2	$251.4
Cash held in escrow (Note 9)	650.0	0.0
Accounts receivable, less allowances of $0.7 and $1.8	278.3	264.6
Inventories	225.1	200.7
Deferred income taxes	6.0	6.0
Other current assets	35.3	32.5

Total Current Assets	1,435.9	755.2

Property, Plant and Equipment, Net	542.4	506.0
Equity Investment in Affiliates	20.3	12.0
Tradenames and Other Intangibles	886.6	904.1
Goodwill	868.4	868.4
Other Assets	86.2	71.9

Total Assets	$3,839.8	$3,117.6

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$254.4	$2.6
Accounts payable and accrued expenses	387.0	379.3
Income taxes payable	11.0	1.7

Total Current Liabilities	652.4	383.6

Long-term Debt	649.4	249.7
Deferred Income Taxes	302.8	292.3
Deferred and Other Long-term Liabilities	132.6	106.2
Pension, Postretirement and Postemployment Benefits	44.4	45.0

Total Liabilities	1,781.6	1,076.8

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	310.9	271.7
Retained earnings	1,882.0	1,714.0
Accumulated other comprehensive income	6.7	2.9
Common stock in treasury, at cost: 7,011,975 shares in 2012 and 4,140,424 shares in 2011	(288.0)	(94.4)

Total Church & Dwight Co., Inc. Stockholders’ Equity	2,058.0	2,040.6
Noncontrolling interest	0.2	0.2

Total Stockholders’ Equity	2,058.2	2,040.8

Total Liabilities and Stockholders’ Equity	$3,839.8	$3,117.6

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
(In millions)	2012	2011
Cash Flow From Operating Activities
Net Income	$269.0	$245.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	40.2	38.3
Amortization expense	19.2	20.4
Deferred income taxes	14.0	37.6
Equity in earnings of affiliates	(7.3)	(8.3)
Distributions from unconsolidated affiliates	8.4	7.8
Non cash compensation expense	10.6	9.7
Other	(0.4)	(0.6)
Change in assets and liabilities:
Accounts receivable	(16.5)	(29.0)
Inventories	(22.7)	(29.3)
Other current assets	2.0	(1.8)
Accounts payable and accrued expenses	5.8	20.6
Income taxes payable	20.4	20.9
Excess tax benefit on stock options exercised	(14.0)	(10.7)
Other operating assets and liabilities, net	(12.8)	(2.2)

Net Cash Provided By Operating Activities	315.9	319.2

Cash Flow From Investing Activities
Additions to property, plant and equipment	(49.7)	(40.8)
Acquisitions	0.0	(64.8)
Deposits of cash held in escrow	(650.0)	0.0
Investment interest in joint venture	(9.7)	0.0
Proceeds from note receivable	0.4	1.5
Other	(2.0)	(0.8)

Net Cash Used In Investing Activities	(711.0)	(104.9)

Cash Flow From Financing Activities
Long-term debt borrowings	399.6	0.0
Short-term debt borrowings, net of repayments	252.0	(86.1)
Proceeds from stock options exercised	20.5	20.2
Excess tax benefit on stock options exercised	14.0	10.7
Payment of cash dividends	(101.0)	(73.1)
Purchase of treasury stock	(200.4)	(0.1)
Deferred financing costs	(3.4)	(0.7)

Net Cash Provided By (Used In) Financing Activities	381.3	(129.1)
Effect of exchange rate changes on cash and cash equivalents	3.6	0.6

Net Change In Cash and Cash Equivalents	(10.2)	85.8
Cash and Cash Equivalents at Beginning of Period	251.4	189.2

Cash and Cash Equivalents at End of Period	$241.2	$275.0

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
(In millions)	2012	2011
Cash paid during the year for:
Interest (net of amounts capitalized)	$4.7	$4.8

Income taxes	$114.2	$71.6

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$5.5	$6.6

Property, plant and equipment expenditures included in other long-term liabilities (related to leasing obligations for new corporate headquarters facility)	$27.6	$0.0

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$0.0	$64.8
Purchase price	0.0	(64.8)

Liabilities assumed	$0.0	$0.0

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012 and September 30, 2011

(Unaudited)

	Number of Shares		Amounts
(In millions)	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity

December 31, 2010	146.4	(4.0)	$146.4	$230.8	$1,501.8	$16.3	$(24.6)	$1,870.7	$0.2	$1,870.9
Net income	0.0	0.0	0.0	0.0	245.8	0.0	0.0	245.8	0.0	245.8
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	0.6	0.0	0.6	0.0	0.6
Cash dividends	0.0	0.0	0.0	0.0	(73.1)	0.0	0.0	(73.1)	0.0	(73.1)
Stock purchases	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	(0.1)	0.0	(0.1)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $11.3	0.0	1.2	0.0	32.9	0.0	0.0	7.6	40.5	0.0	40.5
Other stock issuances	0.0	0.1	0.0	0.5	0.0	0.0	0.4	0.9	0.0	0.9

September 30, 2011	146.4	(2.7)	$146.4	$264.2	$1,674.5	$16.9	$(16.7)	$2,085.3	$0.2	$2,085.5

December 31, 2011	146.4	(4.1)	$146.4	$271.7	$1,714.0	$2.9	$(94.4)	$2,040.6	$0.2	$2,040.8
Net income	0.0	0.0	0.0	0.0	269.0	0.0	0.0	269.0	0.0	269.0
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	3.8	0.0	3.8	0.0	3.8
Cash dividends	0.0	0.0	0.0	0.0	(101.0)	0.0	0.0	(101.0)	0.0	(101.0)
Stock purchases	0.0	(4.0)	0.0	0.0	0.0	0.0	(200.4)	(200.4)	0.0	(200.4)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $14.8	0.0	1.1	0.0	38.6	0.0	0.0	6.6	45.2	0.0	45.2
Other stock issuances	0.0	0.0	0.0	0.6	0.0	0.0	0.2	0.8	0.0	0.8

September 30, 2012	146.4	(7.0)	$146.4	$310.9	$1,882.0	$6.7	$(288.0)	$2,058.0	$0.2	$2,058.2

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2012 and September 30, 2011, and the condensed consolidated statements of cash flow and stockholders’ equity for the nine months ended September 30, 2012 and September 30, 2011 have been prepared by Church & Dwight Co., Inc. (the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2012 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

The Company incurred research and development expenses in the third quarter of 2012 and 2011 of $13.7 million and $14.0 million, respectively. The Company incurred research and development expenses in the first nine months of 2012 and 2011 of $40.2 million and $39.7 million, respectively. These expenses are included in selling, general and administrative expenses.

2.	New Accounting Pronouncements Adopted

During the second quarter of 2012, the Company adopted new guidance on reporting and presentation of comprehensive income. The new guidance requires an entity to report comprehensive income either in a single continuous financial statement (together with components of net income) or in a separate financial statement immediately following the income statement. The Company elected to provide consolidated statements of income and consolidated statements of comprehensive income in two separate but consecutive statements. Refer to the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and related Note 12 for additional information. The new requirements did not have an impact on the Company’s financial position, results of operations or cash flows.

On July 27, 2012, the Financial Accounting Standards Board (FASB) issued new guidance to simplify how entities test indefinite-lived intangible assets for impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative indefinite-lived intangible asset impairment test. The new guidance is effective for annual indefinite-lived intangible asset impairment tests to be performed in fiscal year 2013, with early adoption permitted. The Company does not expect the adoption to have any impact on its consolidated financial position, results of operations or cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Other accounting pronouncements that became effective during the nine months ended September 30, 2012 did not have an impact on the Company’s financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

(In millions)	September 30, 2012	December 31, 2011
Raw materials and supplies	$57.9	$49.6
Work in process	12.5	11.3
Finished goods	154.7	139.8

Total	$225.1	$200.7

4.	Property, Plant and Equipment

Property, Plant and Equipment (“PP&E”) consist of the following:

(In millions)	September 30, 2012	December 31, 2011
Land	$25.7	$25.6
Buildings and improvements	225.5	224.5
Machinery and equipment	526.1	479.4
Office equipment and other assets	47.3	32.0
Software	94.9	91.4
Construction in progress	63.3	57.6

Gross Property, Plant and Equipment	982.8	910.5
Less accumulated depreciation and amortization	440.4	404.5

Net Property, Plant and Equipment	$542.4	$506.0

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2012	2011	2012	2011
Depreciation and amortization on PP&E	$13.7	$12.7	$40.2	$38.3

Interest charges capitalized (in construction in progress)	$0.4	$0.5	$1.0	$1.2

5.	Earnings Per Share (“EPS”)

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2012	2011	2012	2011
Weighted average common shares outstanding - basic	139.5	143.7	140.4	143.3
Dilutive effect of stock options	2.7	2.6	2.7	2.6

Weighted average common shares outstanding - diluted	142.2	146.3	143.1	145.9

Antidilutive stock options outstanding	0.9	0.6	1.5	1.1

6.	Stock Based Compensation Plans

The following table provides a summary of option activity during the nine months ended September 30, 2012:

	Options (In millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2011	8.3	$26.39
Granted	1.5	53.79
Exercised	(1.1)	18.09
Cancelled	(0.1)	32.56

Outstanding at September 30, 2012	8.6	$32.31	6.3	$186.0

Exercisable at September 30, 2012	4.7	$23.05	4.6	$146.4

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards.

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Intrinsic Value of Stock Options Exercised	$4.2	$4.9	$38.2	$28.8
Stock Compensation Expense Related to Stock Option Awards	$1.6	$1.2	$9.3	$8.7
Issued Stock Options	0.0	0.0	1.5	1.1
Weighted Average Fair Value of Stock Options issued (per share)	$9.27	$7.93	$8.92	$7.86
Fair Value of Stock Options Issued	$0.0	$0.0	$13.7	$8.9

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Risk-free interest rate	1.0%	2.5%	1.0%	2.1%
Expected life in Years	6.2	6.3	6.3	6.2
Expected volatility	20.8%	21.1%	20.7%	20.9%
Dividend Yield	1.7%	1.8%	1.8%	1.7%

The fair value of stock options is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

Stock compensation expense related to restricted stock awards was $0.0 million and $0.4 million for the three and nine months ended September 30, 2012, respectively, and $0.0 million and $0.3 million, respectively, for the same periods in 2011.

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

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the nine months ended September 30, 2012.

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's other financial instruments at September 30, 2012 and December 31, 2011.

		September 30, 2012		December 31, 2011
(In millions)	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Note receivable	Level 2	$0.3	$0.3	$0.7	$0.8

Financial Liabilities:

Short-term borrowings	Level 2	254.4	254.4	2.6	2.6
3.35% Senior notes	Level 1	249.8	267.3	249.7	260.2
2.875% Senior notes	Level 1	399.6	406.4	0.0	0.0

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable: The fair value of the note receivable reflects what management believes is the appropriate interest factor at September 30, 2012 and December 31, 2011, respectively, based on similar risks in the market.

Short-term Borrowings: The carrying amounts of the Company’s unsecured lines of credit and commercial paper issuances equal fair value because of their short maturities and variable interest rates.

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

The following table summarizes the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s Consolidated Statements of Income and on other comprehensive income (“OCI”):

Fair Value of Derivative Instruments

		Notional Amount	Fair Value at
(In millions)	Balance Sheet Location	September 30, 2012	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments
Asset Derivatives
Diesel fuel contracts	Other current assets	$8.1	$0.9	$0.1
Foreign exchange contracts	Other current assets	$34.0	0.4	1.1

Total assets			$1.3	$1.2

Derivatives not designated as hedging instruments
Asset Derivatives
Foreign exchange contracts	Other current assets	$2.1	$0.0	$0.0
Equity derivatives	Other current assets	$21.2	1.5	2.0

Total assets			$1.5	$2.0

		Amount of Gain (Loss) Recognized in OCI from Derivatives for the Three Months Ended
	Income Statement Location	September 30, 2012	September 30, 2011
Derivatives designated as hedging instruments
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	$(0.7)	$1.9
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	1.1	(0.4)

Total gain (loss) recognized in OCI		$0.4	$1.5

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended
		September 30, 2012	September 30, 2011
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$(0.7)	$1.5
Foreign exchange contracts	Selling, general and administrative expenses	1.7	0.4

Total gain (loss) recognized in income		$1.0	$1.9

		Amount of Gain (Loss) Recognized in OCI from Derivatives for the Nine Months Ended
	Income Statement Location	September 30, 2012	September 30, 2011
Derivatives designated as hedging instruments
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	$(1.0)	$1.5
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	0.4	(0.6)

Total gain (loss) recognized in OCI		$(0.6)	$0.9

		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended
		September 30, 2012	September 30, 2011
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$3.3	$3.9
Foreign exchange contracts	Selling, general and administrative expenses	1.7	0.0

Total gain (loss) recognized in income		$5.0	$3.9

The notional amount of a financial instrument is the nominal or face amount that is used to calculate payments made on that instrument. The fair values of derivative instruments disclosed above were measured based on Level 2 inputs. The amount of gain (loss) on derivative instruments reclassified from other comprehensive income to current period earnings was immaterial for the nine months ended September 30, 2012 and September 30, 2011.

9.	Acquisition

On October 1, 2012, the Company acquired all of the issued and outstanding capital stock of Avid Health, Inc. (“Avid Health”). Avid Health is a leader in the vitamin, mineral, and supplement category. Its products, among others, include L’IL CRITTERS children’s gummy vitamins and VITAFUSION adult gummy vitamins. The total purchase price was approximately $650 million, which is subject to adjustment based on the closing working capital of Avid Health and its subsidiaries. The Company financed the acquisition with a combination of proceeds from an underwritten public offering of $400 million aggregate principal amount of 2.875% Senior Notes due 2022, the issuance of commercial paper and cash.

The proceeds from the financings were deposited into an escrow account on September 26, 2012. These funds held in escrow were reported as “Cash held in escrow” in the accompanying condensed consolidated balance sheet as of September 30, 2012. Upon closing of the transaction on October 1, 2012, these funds were released from escrow and paid to the seller parties as purchase price and used to pay certain obligations of Avid Health. In addition, a portion of the purchase price was deposited into a separate escrow account and serves as security for certain seller obligations with respect to purchase price adjustments and indemnity obligations, as set forth in the stock purchase agreement filed by the Company as an exhibit to its Current Report on Form 8-K filed on August 20, 2012.

Avid Health’s annual sales are approximately $230 million. The Company anticipates that the Avid Health brands will be managed principally within the Consumer Domestic segment.

Due to the limited time since the acquisition date and lack of completed September 2012 Avid Health financial data, the information required for allocating the fair values of the assets purchased, liabilities assumed and other intangibles identified as of the acquisition date is not available. As a result, the Company is also unable to provide the supplemental pro forma revenue and earnings of the combined entity. The Company will include this information in an amendment to its Current Report on Form 8-K filed on October 1, 2012. The Company will account for the acquisition of Avid Health as a business combination in the fourth quarter of 2012.

10.	Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	September 30, 2012				December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$117.0	$(65.5)	$51.5	3-20	$116.9	$(61.3)	$55.6
Customer Relationships	253.8	(74.8)	179.0	15-20	253.8	(64.3)	189.5
Patents/Formulas	43.0	(27.7)	15.3	4-20	43.0	(24.8)	18.2
Non Compete Agreement	1.4	(1.3)	0.1	5-10	1.4	(1.2)	0.2

Total	$415.2	$(169.3)	$245.9		$415.1	$(151.6)	$263.5

Indefinite lived intangible assets - Carrying value

	September 30, 2012				December 31, 2011
Tradenames	$640.7				$640.6

Intangible amortization expense amounted to $5.9 million and $6.3 million for the third quarter of 2012 and 2011, respectively. Intangible amortization expense amounted to $17.6 million for the first nine months of 2012 and $18.8 million for the same period of 2011. The Company estimates that intangible amortization expense will be approximately $24 million in 2012 and approximately $22 million in each of the next five years (excluding the Avid Health acquisition).

The carrying amount of goodwill as of September 30, 2012 and December 31, 2011 are as follows:

(In millions)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance September 30, 2012	$801.0	$47.2	$20.2	$868.4
Balance December 31, 2011	$801.0	$47.2	$20.2	$868.4

The Company performed its annual goodwill impairment test in the beginning of the second quarter of 2012, and no adjustments were required.

11.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	September 30,	December 31,
(In millions)	2012	2011
Short-term borrowings
Commercial paper issuances	$250.0	$0.0
Various debt due to international banks	4.4	2.6

Total short-term borrowings	$254.4	$2.6

Long-term debt
3.35% Senior notes due December 15, 2015	$250.0	$250.0
Less: Discount	(0.2)	(0.3)
2.875% Senior notes due October 1, 2022	400.0	0.0
Less: Discount	(0.4)	0.0

Net long-term debt	$649.4	$249.7

2.875% Senior Notes

On September 26, 2012, the Company closed an underwritten public offering of $400 million aggregate principal amount of 2.875% Senior Notes due October 1, 2022 (the “Notes”). The Notes were issued under the second supplemental indenture (the “Second Supplemental Indenture”), dated September 26, 2012, to the indenture dated December 15, 2010 (the “Base Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Interest on the Notes is payable semi-annually, beginning April 1, 2013. The Notes will mature on October 1, 2022, unless earlier retired or redeemed as described below.

The Company may redeem the Notes, at any time in whole or from time to time in part, prior to their maturity date at a redemption price equal to the greater of: (i) 100% of the principal amount of the Notes being redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the Second Supplemental Indenture), plus 20 basis points. In addition, if the Company undergoes a “change of control” (as defined in the Second Supplemental Indenture), and if, generally within 60 days thereafter, the Notes are rated below investment grade by each of the rating agencies designated in the Second Supplemental Indenture, the Company will be required to offer to repurchase the Notes at 101% of par plus accrued and unpaid interest to the date of repurchase.

The Notes are senior unsecured obligations and rank equal in right of payment to the Company’s other senior unsecured debt from time to time outstanding. The Notes are effectively subordinated to any secured debt the Company incurs to the extent of the collateral securing such secured debt, and will be structurally subordinated to all future and existing obligations of the Company’s subsidiaries.

The Base Indenture and the Second Supplemental Indenture contain covenants that, among other things, restrict the Company’s ability to create liens and engage in sale-leaseback transactions, consolidations, mergers and dispositions of all or substantially all of the Company’s assets. These covenants are subject to a number of important exceptions and qualifications.

In addition, the Company has agreed to cause each of its subsidiaries that guarantees its obligations under its senior unsecured credit facility to guarantee the Company’s obligations under the Notes on a senior unsecured basis. Currently, none of the Company’s subsidiaries guarantees the Company’s obligations under its senior unsecured credit facility.

Commercial Paper

The Company issued $250 million of commercial paper as of September 30, 2012 for additional funding for the Avid Health acquisition. (See Note 9 for additional acquisition information.)

12.	Accumulated Other Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

The components of changes in accumulated other comprehensive income are as follows:

(In millions)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$24.5	$(8.0)	$(0.2)	$16.3
Other comprehensive income changes during the period	(0.3)	0.0	0.7	0.4
Tax benefit (expense)	0.0	0.0	0.2	0.2

Balance September 30, 2011	$24.2	$(8.0)	$0.7	$16.9

Balance December 31, 2011	$17.2	$(15.3)	$1.0	$2.9
Other comprehensive income changes during the period	4.4	0.0	(0.7)	3.7
Tax benefit (expense)	0.0	0.0	0.1	0.1

Balance September 30, 2012	$21.6	$(15.3)	$0.4	$6.7

13.	Benefit Plans

The following tables provide information regarding the net periodic benefit costs for the Company’s international pension plans and domestic and international postretirement plans for the three and nine months ended September 30, 2012 and September 30, 2011:

	Pension Costs		Pension Costs
	Three Months ended		Nine Months ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$0.2	$0.2	$0.7	$0.7
Interest cost	1.0	1.1	3.1	3.3
Expected return on plan assets	(1.0)	(1.0)	(2.9)	(3.0)
Amortization of prior service cost	0.3	0.1	0.6	0.3

Net periodic benefit cost	$0.5	$0.4	$1.5	$1.3

	Nonpension Postretirement Costs		Nonpension Postretirement Costs
	Three Months ended		Nine Months ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.4	0.3	1.0	0.9
Amortization of prior service cost	0.0	0.0	0.1	0.1

Net periodic benefit cost	$0.5	$0.4	$1.4	$1.3

The Company made cash contributions of approximately $3.7 million to its pension plans during the first nine months of 2012. The Company estimates it will be required to make additional cash contributions to its pension plans of approximately $0.2 million during the remainder of 2012 to offset 2012 benefit payments and administrative costs in excess of investment returns.

14.	Commitments, Contingencies and Guarantees

a. On July 20, 2011, the Company entered into a 20 year lease for a new corporate headquarters building that is being constructed in Ewing, New Jersey (approximately 10 miles from the Company’s existing corporate headquarters in Princeton, New Jersey) to meet office space needs for the foreseeable future. Based on current expectations that the facility will be completed and partially occupied in late 2012, the lease will expire in 2032. The Company’s lease commitment is approximately $116 million over the lease term. Based on certain clauses in the lease, the Company is considered the owner, for financial statement reporting purposes, and recorded $45 million as of September 30, 2012 in construction in progress assets and a corresponding amount in other long-term liabilities.

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

c. As of September 30, 2012, the Company had commitments through 2016 to acquire approximately $201.2 million of raw materials, packaging supplies and services from its vendors at market prices. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

d. As of September 30, 2012, the Company had the following guarantees; (i) $4.1 million in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency; (ii) an insolvency protection guarantee of approximately $18.9 million issued to one of its United Kingdom pension plans effective January 1, 2011; (iii) $3.9 million worth of assets subject to guarantees for its Brazil operations primarily for value added tax assessments and labor related cases currently under appeal; and (iv) guarantees of approximately $0.1 million for the payment of rent on a leased facility in Spain that expires in November 2012.

e. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3 million. In addition to this initial payment, the Company may be required to make advance royalty payments of $5.5 million upon the launch of a product utilizing the licensed technology, of which approximately $3 million in advance royalty payments were made as of September 30, 2012 under the license agreement. Also, the Company will make an additional $7 million license payment upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration (“FDA”) for products incorporating the acquired technology.

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

g. In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by environmental authorities in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills. QGN ceased site operations in August 2010. In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the "Remediation Notification"), which included the shutdown and removal of two on-site landfills. In addition, despite repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million Brazilian Real (approximately $2.5 million) for the discharge of contaminants above allowable limits. The description of the fine included a reference to aggravating factors which may indicate that local “management’s intent” was considered in determining the severity of the fine. In early January 2011, QGN filed with IMA an administrative defense to the fine, suspending any enforcement activities pending its defense. IMA has not yet formally responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures, including the removal of the landfills, and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, in February 2011, IMA issued a revised Remediation Notification providing for further site analysis by QGN, including further study of the integrity of the landfills. The revised remediation notification (the “Revised Remediation Notification”) did not include a requirement to remove the landfills. QGN has responded to the Revised Remediation Notification providing further information regarding the remediation measures, and is in discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on an appropriate remediation plan. In mid 2011, QGN, consistent with the Revised Remediation Notice, began an additional site investigation and capped the two active landfills with an impervious synthetic cover. In 2012, QGN drained the waste pond. However, discussions are continuing with INEMA concerning the potential removal of the landfills and other remediation activities as well as the fine.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009, and an additional $4.8 million in 2010, for remediation, fines and related costs. As of September 30, 2012, approximately $2.4 million has been spent on the remediation activities. Though INEMA has informally indicated to the Company that it may not require the removal of the landfills, it remains reasonably possible the Company will be required to do so. If INEMA requires the removal of the landfills, and the Company is unsuccessful in appealing such decision, the cost of such landfill removal could be in the range of $30 million to $50 million.

h. As previously reported in the Form 10-K , the Company is engaged in disputes with SPD Swiss Precision Diagnostics GmbH (“SPD GmbH”), primarily regarding each party’s advertising claims for home pregnancy and ovulation test kits.

On January 22, 2009, SPD GmbH filed a complaint against the Company in the United States District Court for the Northern District of California. The Company’s motion to transfer the case to the United States District Court for the District of New Jersey was granted in April 2009. On January 15, 2010, the Company filed a complaint for declaratory relief against SPD GmbH, also in the New Jersey District Court, and in response SPD GmbH filed counterclaims against the Company. Each party’s initial and subsequent claims against the other have been consolidated before that Court. The discovery phase of the litigation is now complete and the parties are currently briefing potentially dispositive motions. No trial date has been set.

SPD GmbH alleges that the Company uses false and misleading advertising and competes unfairly with respect to its FIRST RESPONSE digital and analog home pregnancy and analog ovulation test kits in violation of the Lanham Act and related state laws. SPD GmbH’s allegations are principally directed to claims included in advertising to the effect that the Company’s digital FIRST RESPONSE pregnancy test kits can detect the pregnancy hormone five days before a woman’s missed menstrual period and that its analog FIRST RESPONSE Early Result Pregnancy Test detects the pregnancy hormone six days before a woman’s missed menstrual period. SPD GmbH seeks an order to enjoin the Company from making those claims and to require the Company to remove all such advertising from the marketplace, as well as unspecified damages, trebling of those damages, costs of the action, and reasonable attorneys’ fees.

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

i. The Company has been named as a defendant in a purported class action lawsuit alleging unfair, deceptive and unlawful business practices with respect to the advertising, marketing and sales of ARM & HAMMER Essentials Natural Deodorant. Specifically, on March 9, 2012, Plaintiffs Stephen Trewin and Joseph Farhatt, on behalf of themselves and all others similarly situated, filed a complaint against the Company in the United States District Court for the District of New Jersey alleging violations of the New Jersey Consumer Fraud Act, violations of the Missouri Merchandising Practices Act and breach of implied warranty. Plaintiffs allege, among other things, that the Company uses a marketing and advertising campaign that is centered around the claim that the ARM & HAMMER Essentials Natural Deodorant is a “natural” product that contains “natural” ingredients and provides “natural” protection. The complaint alleges the advertising and marketing campaign is false and misleading because the product contains artificial and synthetic ingredients. Among other things, the complaint seeks an order certifying the case as a class action, appointing Plaintiffs as class representatives and appointing Plaintiffs’ counsel to represent the class. The complaint also seeks restitution and disgorgement of all amounts obtained by the Company as a result of the alleged misconduct; compensatory, actual, statutory and other unspecified damages allegedly suffered by Plaintiffs and the purported class; up to treble damages for alleged violation of the New Jersey Consumer Fraud Act; punitive damages for alleged violations of the Missouri Merchandising Practices Act; an order requiring the Company to immediately cease its alleged wrongful conduct; an order enjoining the Company from continuing the conduct and acts identified in the Complaint; an order requiring the Company to engage in a corrective notice campaign; an order requiring the Company to pay to Plaintiffs and all members of the purported class the amounts paid for ARM & HAMMER Essentials Natural Deodorant; statutory prejudgment and post-judgment interest; and, reasonable attorneys’ fees and costs.

The Company intends to vigorously defend against the allegations asserted in the Complaint. While an adverse outcome in this matter is reasonably possible, at this initial stage of the litigation it is not possible to estimate the amount of any damages or determine the impact of any equitable relief that may be granted.

j. The Company has recorded liabilities for uncertain income tax positions that, although supportable, may be challenged by tax authorities. In the first quarter of 2012, the Company closed the audit of tax years 2008 and 2009 with the U.S. Internal Revenue Service. As a result of the settlement of the Internal Revenue Service audit and related state tax effects resulting from the settlement, the Company’s liabilities for uncertain income tax positions decreased by $5.7 million. The Company’s liabilities for uncertain tax positions are $7.1 million at September 30, 2012. The Company does not expect a material change in the liabilities for uncertain tax positions within the next twelve months.

k. The Company, in the ordinary course of its business, is the subject of, or a party to, various other pending or threatened legal actions. Litigation is subject to many uncertainties, and the outcome of any individual litigated matter, including any of the matters described above, is not predictable with assurance. It is possible that some litigation matters could be decided unfavorably to the Company, and that any such unfavorable decisions could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

15.	Related Party Transactions

The following summarizes the balances and transactions between the Company and (i) each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”) in which the Company holds a 50% ownership interest and (ii) Natronx Technologies LLC (“Natronx”), in which the Company holds a one-third ownership interest:

	Armand		ArmaKleen		Natronx
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(In millions)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Purchases by Company	$17.8	$14.3	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$3.9	$4.1	$2.0	$0.0
Outstanding Accounts Receivable	$0.1	$0.3	$0.5	$1.6	$0.2	$0.0
Outstanding Accounts Payable	$2.2	$2.2	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.2	$1.2	$1.6	$2.0	$0.7	$0.0

(1)	Billed by the Company and recorded as a reduction of selling, general and administrative expenses.

On September 22, 2011, the Company, together with FMC Corporation and TATA Chemicals, formed Natronx, an operating joint venture. The Company has a one-third ownership interest in Natronx, and its investment is accounted for under the equity method. The joint venture plans to engage in the manufacturing and marketing of sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. The sorbents, primarily sodium bicarbonate and trona, are used by coal-fired utilities to remove harmful pollutants, such as acid gases, in flue-gas treatment processes. Natronx intends to invest approximately $54 million to construct a 450,000 ton per year facility in Wyoming to produce trona sorbents, which is expected to be operational in the first quarter of 2013, the cost of which will be shared equally among all members. The joint venture started business in the fourth quarter of 2011 and the Company made an initial investment of $3.2 million in 2011 and an additional $9.0 million investment in the first nine months of 2012. The Company is committed to investing up to an additional $4.8 million in the remainder of 2012 and approximately $1 million in the first quarter of 2013.

16.	Restructuring Activities

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

The Company invested approximately $11 million in 2011 and $26 million as of September 30, 2012 for a total of approximately $37 million in capital expenditures in connection with the Victorville Facility. The Company incurred approximately $6 million in transition expenses in connection with the opening of the Victorville Facility and costs associated with the changes at the Green River facility. The transition expenses included severance costs and accelerated depreciation of equipment at the Company’s Green River facility and one-time project expenses.

The Company recorded approximately $0.6 million of accelerated depreciation expense and $1.9 million of transition costs in cost of sales during the first nine months of 2012. The Company recorded approximately $2.3 million of accelerated depreciation expense and $1.2 million of transition costs in cost of sales for the year ended 2011. These expenditures are recorded in the Consumer Domestic segment. The Company expects expenditures related to the Victorville facility or transition expenses related to the Green River restructuring during the remainder of 2012 and beyond to be immaterial.

Other Restructuring Costs

The Company does not anticipate any material expenditures in addition to the amounts reported in the Company's Form 10-K in connection with the closing of its North Brunswick and International facilities. The costs incurred and recognized during the nine months ended September 30, 2012 relating to the North Brunswick and International facilities were immaterial.

17.	Assets Held for Sale

The Company is in discussions for the sale of its chemical business in Brazil. The business, which has annual revenues of approximately $40 million, markets sodium bicarbonate, dairy products and other chemicals in Brazil. In December 2011, the net assets associated with a portion of this business were classified as “held for sale” for financial statement purposes. As of September 30, 2012, the Company has approximately $8.0 million of net property, plant and equipment and approximately $4.6 million of inventories and supply parts at its Brazil facility recorded in other current assets as assets held for sale.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates. The Company had 50% ownership interests in Armand and ArmaKleen and a one-third ownership interest in Natronx as of September 30, 2012. The Company’s equity in earnings or losses of Armand, ArmaKleen and Natronx for the three and nine months ended September 30, 2012 and September 30, 2011, are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes for the three and nine month periods ended September 30, 2012 and September 30, 2011 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2012	$530.4	$131.1	$63.7	$0.0	$725.2
Third Quarter 2011	506.1	128.5	66.4	0.0	701.0
First Nine Months of 2012	$1,547.5	$373.8	$190.9	$0.0	$2,112.2
First Nine Months of 2011	1,459.5	364.1	194.6	0.0	2,018.2

Income Before Income Taxes(2)
Third Quarter 2012	$116.6	$16.0	$11.0	$2.4	$146.0
Third Quarter 2011	99.6	14.7	8.8	2.9	126.0
First Nine Months of 2012	$324.9	$52.6	$27.5	$7.3	$412.3
First Nine Months of 2011	298.5	47.3	22.6	8.2	376.6

(1)

Intersegment sales from Consumer International to Consumer Domestic were $0.1 million and $1.2 million for the quarters ended September 30, 2012 and September 30, 2011, respectively, and were $1.9 million and $3.7 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

(2)	In determining Income before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line net sales to external customers for the three and nine months ended September 30, 2012 and September 30, 2011, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2012	2011	2012	2011
Household Products	$360.4	$335.0	$1,054.2	$952.1
Personal Care Products	170.0	171.1	493.3	507.4

Total Consumer Domestic	530.4	506.1	1,547.5	1,459.5
Total Consumer International	131.1	128.5	373.8	364.1
Total SPD	63.7	66.4	190.9	194.6

Total Consolidated Net Sales	$725.2	$701.0	$2,112.2	$2,018.2

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products and skin care products.

19.	Subsequent Event

Share Repurchase Authorization

On October 31, 2012, the Company’s Board of Directors authorized a new share repurchase program, under which the Company may purchase up to an additional $300 million of the Company’s common stock. The previous authorization announced in August 2011 has approximately $20 million remaining for use in the repurchase of the Company’s shares. Under the new program, shares may be repurchased from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, and corporate and legal requirements. There is no expiration date on the stock repurchase authorization and the Company is not obligated to acquire any specific number of shares. As of October 30, 2012, approximately 140 million shares of the Company’s common stock were outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Avid Health Acquisition

On October 1, 2012, the Company acquired all of the issued and outstanding capital stock of Avid Health, Inc. (“Avid Health”). Avid Health is a leader in the vitamin, mineral, and supplement category. Its products, among others, include L’IL CRITTERS children’s gummy vitamins and VITAFUSION adult gummy vitamins. The total purchase price was approximately $650 million, which is subject to adjustment based on the closing working capital of Avid Health and its subsidiaries. The Company financed the acquisition with a combination of proceeds from an underwritten public offering of $400 million aggregate principal amount of 2.875% Senior Notes due 2022, the issuance of commercial paper and cash.

The proceeds from the financings were deposited into an escrow account on September 26, 2012. These funds held in escrow were reported as “Cash held in escrow” in the accompanying condensed consolidated balance sheet as of September 30, 2012. Upon closing of the transaction on October 1, 2012, these funds were released from escrow and paid to the seller parties as purchase price and used to pay certain obligations of Avid Health. In addition, a portion of the purchase price was deposited into a separate escrow account and serves as security for certain seller obligations with respect to purchase price adjustments and indemnity obligations, as set forth in the stock purchase agreement filed by the Company as an exhibit to its Current Report on Form 8-K filed on August 20, 2012.

Avid Health’s annual sales are approximately $230 million. The Company anticipates that the Avid Health brands will be managed principally within the Consumer Domestic segment.

Share Repurchase Authorization

On October 31, 2012, the Company’s Board of Directors authorized a new share repurchase program, under which the Company may purchase up to an additional $300 million of the Company’s common stock. The previous authorization announced in August 2011 has approximately $20 million remaining for use in the repurchase of the Company’s shares. Under the new program, shares may be repurchased from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, and corporate and legal requirements. There is no expiration date on the stock repurchase authorization and the Company is not obligated to acquire any specific number of shares. As of October 30, 2012, approximately 140 million shares of the Company’s common stock were outstanding.

Hurricane Sandy

As a result of Hurricane Sandy, certain of the Company’s operations and the operations of certain of its customers and suppliers, including third party information technology service providers, were affected by the loss of electricity and other disruptions to our and their businesses. While we are currently unable to quantify the financial impact of such losses and disruptions, it is possible that they could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Results of Operations

Consolidated results

Net Sales

Net sales for the quarter ended September 30, 2012 were $725.2 million, an increase of $24.2 million or 3.5% over the third quarter of 2011. Net sales for the nine months ended September 30, 2012 were $2,112.2 million, an increase of $94.0 million or 4.7% over the comparable nine month period in 2011. The components of the net sales increase are the following:

	Three Months Ended	Nine Months Ended
Net Sales - Consolidated	September 30, 2012	September 30, 2012
Product volumes sold	4.5%	7.0%
Pricing / Product mix	0.1%	(1.5%)
Foreign exchange rate fluctuations	(1.2%)	(1.1%)
Acquired product lines (1)	0.3%	0.8%
Sales in anticipation of information systems upgrade	(0.2%)	(0.5%)

Net Sales increase	3.5%	4.7%

(1)	On June 28, 2011, the Company acquired the BATISTE dry shampoo product line. Net sales of the acquired product line subsequent to the acquisition are included in the Company’s results.

For the three months ended September 30, 2012, the volume change reflects increased sales of products in both the Consumer Domestic and Consumer International segments partially offset by unfavorable product mix and pricing in Consumer Domestic. The Specialty Products Division (the “SPD”) had lower sales of products in the current quarter, partially offset by price increases. For the nine months ended September 30, 2012, the volume change primarily reflects increased sales of products in both Consumer Domestic and Consumer International, partially offset by unfavorable product mix and pricing in these segments. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the United States.

Operating Costs

The Company’s gross profit was $327.5 million for the quarter ended September 30, 2012, a $17.6 million increase as compared to the same period in 2011. The gross profit increase was primarily attributable to higher sales volumes and contributions from the acquired product line, in-house production of unit dose detergent and the ramp-up of the Company’s new manufacturing and distribution facility in Victorville, California (the “Victorville Facility”), partially offset by the unfavorable effect of foreign exchange rates. In addition, commodity costs were higher in the quarter, but were largely offset by the effect of productivity programs. For the nine month period ended September 30, 2012, gross profit increased $35.0 million to $933.0 million. The increase in gross profit was due primarily to the higher sales volumes and acquired businesses partially offset by unfavorable pricing and mix, higher commodity costs that were partially offset by productivity improvement programs and unfavorable foreign exchange rates. Gross margin increased 100 basis points to 45.2% in the third quarter as compared to 44.2% in the same quarter of 2011. This increase is primarily due to the items noted for gross profit changes, offset by unfavorable product mix, with net sales for lower margin Consumer Domestic household products increasing by 7.6% and net sales of higher margin personal care products decreasing by 0.7%. Gross margin decreased 30 basis points to 44.2% in the first nine months of 2012 as compared to 44.5% in the same period in 2011 due to higher commodity costs and product mix, partially offset by productivity programs.

Marketing expenses for the third quarter of 2012 were $92.2 million, an increase of $0.4 million as compared to the same period in 2011. Marketing expenses as a percentage of net sales were 12.7% and 13.1% in the third quarter of 2012 and 2011, respectively. The effect of favorable foreign exchange rates was offset by expenses in support of new products. Marketing expenses for the first nine months of 2012 were $248.6 million, an increase of $0.1 million as compared to the same period in 2011 due primarily to the same factors as those applicable to the third quarter of 2012. Marketing expenses as a percentage of net sales were 11.8% in the first nine months of 2012 as compared to 12.3% in the same period in 2011.

Selling, general and administrative (“SG&A”) expenses were $89.9 million in the third quarter of 2012, a decrease of $1.9 million as compared to the same period in 2011. SG&A expenses were lower due to lower legal expenses, favorable foreign exchange rates, and lower costs in support of the Company’s information system upgrade. SG&A expenses as a percentage of net sales were 12.4% in the third quarter of 2012 compared to 13.1% in the third quarter of 2011. SG&A expenses for the first nine months of 2012 were $273.9 million, a decrease of $0.4 million as compared to the same period in 2011 due to lower legal expenses and favorable foreign exchange rates partially offset by higher costs for salaries and fringe benefits.

Other Income and Expenses

Equity in earnings of affiliates decreased by $0.5 million and $1.0 million for the three and nine month periods ended September 30, 2012, as compared to the same periods in 2011. The decrease is primarily due to costs related to the start-up of the Natronx Technologies LLC (“Natronx”) joint venture.

Interest expense in the three and nine month periods ended September 30, 2012 increased $0.4 million and $0.2 million respectively, compared to the same periods in 2011. The Company’s outstanding debt during the first nine months of 2012 consisted primarily of fixed rate obligations under its 3.35% senior notes due 2015. The issuance of the Company’s 2.875% Senior Notes borrowing and the increase in commercial paper at the end of the third quarter did not have a material impact on interest expense.

Taxation

The effective tax rate in the three and nine month periods ended September 30, 2012 was 35.7% and 34.8% respectively, compared to 36.8% and 34.7% respectively, in the same periods in 2011. The tax rate in the nine month period ended September 30, 2012 was favorably affected by the settlement of an IRS audit in the first quarter. The effective tax rate in the nine month period ended September 30, 2011 reflects a deferred income tax benefit of $6.1 million relating to New Jersey’s corporate tax reform legislation enacted in April 2011. The 2012 annual effective tax rate is projected to be approximately 35%.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates. The Company had 50% ownership interests in Armand Products Company (“Armand”), The ArmaKleen Company (“Armakleen”) and a one-third ownership interest in Natronx LLC (“Natronx”) as of September 30, 2012. The Company’s equity in earnings or losses of Armand, ArmaKleen and Natronx for the three and nine months ended September 30, 2012 and September 30, 2011, are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment Net Sales and Income Before Income Taxes for the three and nine month periods ended September 30, 2012 and September 30, 2011 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2012	$530.4	$131.1	$63.7	$0.0	$725.2
Third Quarter 2011	506.1	128.5	66.4	0.0	701.0
First Nine Months of 2012	$1,547.5	$373.8	$190.9	$0.0	$2,112.2
First Nine Months of 2011	1,459.5	364.1	194.6	0.0	2,018.2

Income Before Income Taxes(2)
Third Quarter 2012	$116.6	$16.0	$11.0	$2.4	$146.0
Third Quarter 2011	99.6	14.7	8.8	2.9	126.0
First Nine Months of 2012	$324.9	$52.6	$27.5	$7.3	$412.3
First Nine Months of 2011	298.5	47.3	22.6	8.2	376.6

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $0.1 million and $1.2 million for the quarters ended September 30, 2012 and September 30, 2011, respectively, and were $1.9 million and $3.7 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

(2)	In determining Income before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.

Product line sales to external customers for the three and nine months ended September 30, 2012 and September 30, 2011 were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Household Products	$360.4	$335.0	$1,054.2	$952.1
Personal Care Products	170.0	171.1	493.3	507.4

Total Consumer Domestic	530.4	506.1	1,547.5	1,459.5
Total Consumer International	131.1	128.5	373.8	364.1
Total SPD	63.7	66.4	190.9	194.6

Total Consolidated Net Sales	$725.2	$701.0	$2,112.2	$2,018.2

Consumer Domestic

Consumer Domestic net sales in in the third quarter of 2012 were $530.4 million, an increase of $24.3 million or 4.8% as compared to the third quarter of 2011. Consumer Domestic net sales for the nine months ended September 30, 2012 were $1,547.5 million, an increase of $88.0 million or 6.0% as compared to the same period in 2011. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
Net Sales - Consumer Domestic	September 30, 2012	September 30, 2012
Product volumes sold	5.2%	9.0%
Pricing / Product mix	(0.4%)	(2.4%)
Sales in anticipation of information systems upgrade	0.0%	(0.6%)

Net Sales increase	4.8%	6.0%

In the third quarter of 2012, the increase in net sales principally reflects higher sales of ARM & HAMMER liquid laundry detergent, XTRA liquid laundry detergent, ARM & HAMMER cat litter, OXI CLEAN laundry additive, and the recently introduced ARM & HAMMER CRYSTAL BURST unit dose laundry detergent. These increases were partially offset by lower sales of ARM & HAMMER powder laundry detergent, SPINBRUSH battery-operated toothbrushes, ANSWER diagnostic kits and ARRID deodorant. The increase in net sales for the nine months ended September 30, 2012 was due primarily to the same factors as those applicable to the third quarter of 2012. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the United States.

Consumer Domestic income before income taxes for the third quarter of 2012 was $116.6 million, a $17.0 million increase as compared to the third quarter of 2011. The increase is due to the impact of higher product volumes sold, increases in cat litter prices, new product launches in the personal care business and reduction in retailer slotting costs. Higher commodity and manufacturing costs were more than offset by manufacturing cost savings programs. SG&A costs were also higher principally due to higher salaries and fringe benefits. For the nine month period ended September 30, 2012, income before income taxes was $324.9 million, a $26.5 million increase as compared to the first nine months of 2011. The increase is due primarily to the impact of higher sales volumes, partially offset by the effect of unfavorable product mix and pricing and higher SG&A costs. Higher commodity and manufacturing costs were largely offset by productivity gains.

Consumer International

Consumer International net sales were $131.1 million in the third quarter of 2012, an increase of $2.6 million or 2.0% as compared to the same period in 2011. Consumer International net sales in the first nine months of 2012 were $373.8 million, an increase of $9.7 million or 2.7% as compared to the same period in 2011. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
Net Sales - Consumer International	September 30, 2012	September 30, 2012
Product volumes sold	6.6%	4.1%
Pricing / Product mix	0.1%	(0.5%)
Foreign exchange rate fluctuations	(5.3%)	(4.7%)
Acquired product lines (1)	1.9%	4.2%
Sales in anticipation of information systems upgrade	(1.3%)	(0.4%)

Net Sales increase	2.0%	2.7%

(1)	On June 28, 2011, the Company acquired the BATISTE dry shampoo product line. Net sales of the acquired product line subsequent to the acquisition are included in the Company’s results.

Higher sales volumes in the third quarter of 2012 are due to higher sales in Europe, Australia, Mexico and U.S. Exports. Higher sales volumes in the first nine months of 2012 occurred principally in Canada, Australia and Mexico. Higher U.S. exports also contributed to the nine month sales increase.

Consumer International income before income taxes was $16.0 million in the third quarter of 2012, an increase of $1.3 million compared to the same period in 2011. Higher profits are attributable to higher volumes, contribution from the Batiste acquisition, partially offset by higher commodity costs and unfavorable foreign exchange rates. For the first nine months of 2012, income before income taxes was $52.6 million, a $5.3 million increase as compared to the first nine months of 2011, reflecting higher sales volume and contribution from the Batiste acquisition, partially offset by higher marketing expenses and unfavorable pricing and product mix.

Specialty Products

Specialty Products net sales were $63.7 million for the third quarter of 2012, a decrease of $2.7 million, or 4.0% as compared to the same period in 2011. Specialty Products net sales were $190.9 million for the first nine months of 2012, a decrease of $3.7 million, or 1.9% as compared to the same period in 2011. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
Net Sales - SPD	September 30, 2012	September 30, 2012
Product volumes sold	(4.7%)	(2.2%)
Pricing / Product mix	3.8%	3.3%
Foreign exchange rate fluctuations	(3.1%)	(2.5%)
Sales in anticipation of information systems upgrade	0.0%	(0.5%)

Net Sales (decrease)	(4.0%)	(1.9%)

The sales volume decrease in the third quarter of 2012 reflects less product sales of certain animal nutrition products, partially offset by favorable pricing. In addition, unfavorable foreign exchange rates contributed to lower sales. The decrease in net sales for the nine months ended September 30, 2012 reflect the same factors as in the third quarter of 2012. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the United States.

Specialty Products income before income taxes was $11.0 million in the third quarter of 2012, an increase of $2.2 million as compared to the same period in 2011, and was $27.4 million for the first nine months of 2012, an increase of $4.8 million as compared to the same period in 2011. The increase in the third quarter income before income taxes is primarily a result of slightly higher selling prices and lower SG&A expenses, partially offset by unfavorable foreign exchange rates and higher raw material costs. The increase in income before income taxes for the first nine months of 2012 primarily reflects higher selling prices and lower SG&A expenses, partially offset by higher raw material costs of certain animal nutrition and performance products and unfavorable foreign exchange rates.

Liquidity and Capital Resources

As of September 30, 2012, the Company had $891.2 million in cash (of which $650 million was in escrow for the acquisition of Avid Health), approximately $250 million available through its revolving credit facility under its principal credit agreement (the “Credit Agreement”) and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $500 million, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement. To preserve its cash resources, the Company invests its cash primarily in prime money market funds.

As of September 30, 2012, the amount of cash and cash equivalents, included in the Company’s consolidated cash, that was held by foreign subsidiaries was approximately $146.1 million. If these funds are needed for operations in the U.S. the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S., and the Company’s current plans do not indicate a need to repatriate the funds to support operations in the U.S.

On September 26, 2012, the Company closed an underwritten public offering of $400 million aggregate principal amount of 2.875% Senior Notes (the “Notes”). The Notes were issued under the second supplemental indenture (the “Second Supplemental Indenture”), dated September 26, 2012, to the indenture dated December 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Interest on the 2.875% Notes is payable semi-annually, beginning April, 2013. The Notes will mature on October 1, 2022, unless earlier retired or redeemed pursuant to the terms of the Second Supplemental Indenture. Also, in late September, the Company issued $220 million of Commercial Paper. At the time, the Company had $30 million of Commercial Paper outstanding. The Company used the $250 million from commercial paper issuances, along with the $400 million of Notes, to purchase Avid Health on October 1, 2012.

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

On October 31, 2012, the Company’s Board of Directors authorized a new share repurchase program, under which the Company may purchase up to an additional $300 million of the Company’s common stock. The previous authorization announced in August 2011 has approximately $20 million remaining for use in the repurchase of the Company’s shares. Under the new program, shares may be repurchased from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, and corporate and legal requirements. There is no expiration date on the stock repurchase authorization and the Company is not obligated to acquire any specific number of shares. As of October 30, 2012, approximately 140 million shares of the Company’s common stock were outstanding.

On August 4, 2011, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s Common Stock. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, corporate and legal requirements and other factors. There is no expiration date on the stock repurchase authorization, and the Company is not obligated to acquire any specific number of shares. The Company began purchasing its stock under this authorization on October 11, 2011. The Company purchased approximately 2.2 million shares at a cost of $110.0 million in the second quarter of 2012. As of September 30, 2012, the Company has purchased an aggregate of 5.9 million shares at a cost of approximately $280 million under the repurchase authorization and does not anticipate making any additional purchases for the balance of 2012.

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be approximately $75 million in 2012, pay dividends at the latest approved rate and meet its contractual obligation to contribute up to approximately $4.8 million to Natronx for additional capital development.

Net Debt

The Company had outstanding total debt of $903.8 million and cash of $891.2 million, including $650 million in escrow, at September 30, 2012, resulting in net debt of $12.6 million at September 30, 2012. Excluding the amount held in escrow, net debt was $662.6 million. This compares to total debt of $252.3 million and cash of $251.4 million, resulting in net debt of $0.9 million at December 31, 2011. Net debt is defined as total debt less cash.

Cash Flow Analysis

	Nine Months Ending
(In millions)	September 30, 2012	September 30, 2011
Net cash provided by operating activities	$315.9	$319.2
Net cash used in investing activities	$(711.0)	$(104.9)
Net cash provided by (used in) financing activities	$381.3	$(129.1)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first nine months of 2012 decreased $3.3 million to $315.9 million as compared to the same period in 2011. The decrease was primarily due to higher tax payments in 2012 as a result of favorable tax depreciation rules in 2011 offset by higher net income.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2012 was $711.0 million, principally reflecting $650.0 million of cash in escrow for acquiring Avid Health, $49.6 million of property, plant and equipment expenditures, relating in part to the Victorville Facility, and a $9.7 million investment in Natronx.

Net Cash Provided by Financing Activities – Net cash provided by financing activities during the first nine months of 2012 was $381.3 million, reflecting $399.6 million of Notes (net of discount) and $250.0 million of commercial paper issued in connection with the acquisition of Avid Health, $34.5 million of proceeds and tax benefits from stock option exercises, partially offset by $200.4 million of common stock repurchases, $101.0 million of cash dividends, and deferred financing costs of $3.4 million.

Certain Financial Covenants

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA”) is a component of the financial covenants contained in, and is defined in, the Company’s Credit Agreement. Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. The Company’s leverage ratio for the 12 months ended September 30, 2012 was 1.5, which is below the maximum of 3.25 permitted under the Credit Agreement, and the interest coverage ratio for the twelve months ended September 30, 2012 was 69.6, which is above the minimum of 3.00 required under the Credit Agreement. The maximum leverage ratio under the Credit Agreement will increase in the fourth quarter of 2012 to 3.50 as a result of the Avid Health acquisition.

New Accounting Pronouncements

During the second quarter of 2012, the Company adopted new guidance on reporting and presentation of comprehensive income. The new guidance requires an entity to report comprehensive income either in a single continuous financial statement (together with components of net income) or in a separate financial statement immediately following the income statement. The Company elected to provide consolidated statements of income and consolidated statements of comprehensive income in two separate but consecutive statements. Refer to the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and related Note 12 for additional information. The new requirements did not have an impact on the Company’s financial position, results of operations or cash flows.

On July 27, 2012, the Financial Accounting Standards Board (FASB) issued new guidance to simplify how entities test indefinite-lived intangible assets for impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative indefinite-lived intangible asset impairment test. The new guidance is effective for annual indefinite-lived intangible asset impairment tests to be performed in fiscal year 2013, with early adoption permitted. The Company does not expect the adoption to have any impact on its consolidated financial position, results of operations or cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Other accounting pronouncements that became effective during the nine months ended September 30, 2012 did not have an impact on the Company’s financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

Interest Rate Risk

The Company had outstanding total debt at September 30, 2012 of $903.8 million, of which 72% has a fixed weighted average interest rate of 3.06%, and the remaining 28% constituted principally commercial paper issued by the Company that currently has an interest rate of less than 0.5%.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During 2011 and 2012, the Company entered into hedge agreements with financial counterparties to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The agreements cover approximately 54% of the Company’s estimated remaining diesel fuel requirements for 2012 and 36% of the Company’s total 2013 estimated diesel fuel requirements. These agreements qualify for hedge accounting. Therefore, changes in the fair value of diesel fuel hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

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

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements, including, among others, statements relating to sales and earnings growth, the effect of product mix and volume growth, earnings per share, gross margin changes, trade and marketing spending, marketing expense as a percentage of net sales, cost savings programs, the Company’s hedge programs, the impact of foreign exchange and commodity fluctuations, the Company’s stock repurchase program, the impact of acquisitions, including Avid Health, capital expenditures, the sales impact related to the Company’s information systems upgrade, the effective tax rate, the impact of tax audits, tax changes and the lapse of applicable statutes of limitations, facility restructuring charges, environmental matters, the effect of the credit environment on the Company’s liquidity and capital expenditures, the Company’s fixed rate debt, the Company’s commercial paper program, sufficiency of cash flows from operations, the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs, payment of dividends, expected cash contributions to pension plans, investments in the Natronx joint venture, completion of the Company’s new corporate office building, transition costs relating to the start up of the Victorville Facility and transition of operations at the Company’s Green River, Wyoming facility. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements, including a decline in market growth and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition; the impact of trade customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer reaction to new product introductions and features; disruptions in the banking system and financial markets, foreign currency exchange rate fluctuations, the impact of Hurricane Sandy on the Company and its customers and suppliers, including third party information technology service providers, and the outcome of contingencies, including litigation, pending regulatory proceedings and environmental remediation.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the U.S. federal securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. Litigation is subject to many uncertainties, and the outcome of individual litigated matters, is not predictable with assurance. It is possible that some litigation matters could be decided unfavorably to the Company, and that any such unfavorable decisions could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the Risk Factors discussed in Item 1A, “Risk Factors” in the Form 10-K, which could materially affect the Company’s business, financial condition or future results. There have been no material changes to the disclosures relating to this item from those set forth in the Form 10-K except with respect to the risk factors below, which are amended and restated in their entirety as follows:

•

We may make acquisitions that result in dilution to our current stockholders or increase our indebtedness, or both. In addition, acquisitions that are not properly integrated or are otherwise unsuccessful could strain or divert our resources.

We have made several acquisitions in recent years, including businesses previously operated by Del Pharmaceuticals, Inc. and Orange Glo International, Inc., the SIMPLY SALINE nasal moisturizer product line, the FELINE PINE natural cat litter product line and the BATISTE dry shampoo product line. Most recently, we completed the acquisition of all of the outstanding common stock of Avid Health, Inc., a manufacturer of gummy form vitamins and supplements. We may make additional acquisitions or substantial investments in complementary businesses or products in the future. Any acquisitions or investments, including the Avid Health acquisition, the integration of which is still ongoing, could entail various risks, including the difficulty of integrating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. The risks associated with assimilation are increased to the extent we acquire businesses that have stand-alone operations that cannot easily be integrated or operations or sources of supply outside of the United States and Canada, for which products are manufactured locally by third parties. These factors could harm our financial condition and operating results. Any future acquisitions or investments could result in substantial cash expenditures, the issuance of new equity by us or the incurrence of additional debt and contingent liabilities. In addition, any potential acquisitions or investments, whether or not ultimately completed, could divert the attention of management and resources from other matters that are critical to our operations.

•	Compliance by us and certain of our suppliers with various existing and future regulations in the countries in which we operate could expose us to increased costs and other adverse consequences.

The manufacturing, processing, formulation, packaging, labeling, marketing and sale of our products are subject to regulation by federal agencies, including the Food and Drug Administration (the “FDA”), the Federal Trade Commission (“FTC”) and the Consumer Product Safety Commission. In addition, our operations are subject to the oversight of the Environmental Protection Agency, the Occupational Safety and Health Administration and the National Labor Relations Board. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products are sold.

In particular, the FDA regulates the formulation, safety, manufacturing, packaging, labeling and distribution of condoms, home pregnancy and ovulation test kits, battery operated toothbrushes, over-the-counter pharmaceuticals and dietary supplements, including vitamins. The FDA also exercises oversight over cosmetic products such as depilatories. In addition, under a memorandum of understanding between the FDA and the FTC, the FTC has jurisdiction with regard to the promotion and advertising of these products, and the FTC regulates the promotion and advertising of our other products as well. As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that we use to manufacture regulated products and may observe compliance issues that would require us to make certain changes in our manufacturing facilities and processes. The failure of a facility to be in compliance may lead to regulatory action against the products made in that facility, including seizure, injunction or recall, as well as to possible action against the owner of the facility/manufacturer. We may be required to make additional expenditures to address these issues or possibly stop selling certain products until the compliance issue has been remediated. As a result, our business could be adversely affected.

For example, the FDA issued a warning letter to us, dated May 16, 2011 (the “Warning Letter”), following an inspection of our Princeton, New Jersey headquarters. The Warning Letter stated that our medical device reporting procedure did not properly identify all required reportable events. The Warning Letter also criticized our proposals for addressing inadequacies previously identified by the FDA as to our complaint handling process. In response, we proposed several corrective actions that were accepted by the FDA, and engaged in further discussions with the FDA to resolve the issue relating to our complaint handling process. In addition, partly in response to the FDA’s stated concerns, we made product and labeling changes in 2011 and issued a December 2011 safety notice advising consumers about the proper use of SPINBRUSH toothbrushes to avoid injuries associated with improper use of the product.

On February 13, 2012, at the conclusion of an inspection of our Princeton facility, the FDA issued a Notice of Inspectional Observations (also known as a “483 report”), containing several observations, including a repeat of an issue identified in a previous 483 report and in the Warning Letter, namely a failure to properly identify all required reportable events. In addition, the 483 report addressed inadequacies in procedures and processes related to corrective and preventive actions, complaint handling, maintenance of a quality system record, and establishment of records of acceptable suppliers. On February 16, 2012, the FDA issued a safety communication warning consumers “of serious injuries and potential hazards associated with the use of SPINBRUSH.” On March 8, 2012, we met with the FDA to present our completed and continuing efforts to address their concerns and to assure them of our ongoing commitment to meet all regulatory requirements. On June 27, 2012, the FDA closed out the Warning Letter, stating it was satisfied with our responses and actions to address all noted issues. We continue our work on strengthening our quality systems to ensure continued compliance with regulatory requirements.

There is no assurance that the FDA will not take future enforcement action in connection with the foregoing matters, or that additional safety notices or recalls of our SPINBRUSH product will not be required. Either additional enforcement action, or additional safety notices or recalls, if they were to occur, could have a material adverse effect on our financial condition, results of operations and cash flow.

Likewise, any future determination by the FDA or a similar foreign agency that our products or quality systems do not comply with applicable regulations could result in future compliance activities, including product recalls, import detentions, injunctions preventing the shipment of products, or other enforcement actions (and associated adverse publicity) that could have a material adverse effect on our financial condition, results of operations and cash flow.

From time to time, Congress, the FDA, the FTC or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, expanded adverse event reporting or other new requirements. Any such developments could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.

•	Our operations and the operations of our third party manufacturers, suppliers and customers may be subject to disruption from events beyond our or their control.

Our operations, as well as the operations of our third party manufacturers, suppliers and customers may be subject to disruption from a variety of causes, including work stoppages, financial difficulties, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. If a major disruption were to occur at our operations, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations, any of which could have a material adverse effect on our business. Similar consequences may result with regard to disruptions in the operations of our third party manufacturers, suppliers or customers, some of which could have a material adverse effect upon our business.

As a result of Hurricane Sandy, certain of the Company’s operations and the operations of certain of its customers and suppliers, including third party information technology service providers, were affected by the loss of electricity and other disruptions to our and their businesses. While we are currently unable to quantify the financial impact of such losses and disruptions, it is possible that they could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2011, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s Common Stock. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, corporate and legal requirements and other factors. There is no expiration date on the stock repurchase authorization, and the Company is not obligated to acquire any specific number of shares. The Company purchased 1.8 million shares at a cost of $80.1 million in the fourth quarter of 2011, 1.9 million shares at a cost of $90.0 million in March 2012, and an additional 2.2 million shares at a cost of approximately $110.0 million during the second quarter of 2012. No purchases were made under the stock repurchase authorization program in the third quarter of 2012.

ITEM 6.	EXHIBITS

	(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company, amended and restated as of February 1, 2012, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on February 7, 2012.

	(4.1)	Indenture, dated as of December 15, 2010, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 15, 2010.

	(4.2)	First Supplemental Indenture, dated as of December 15, 2010, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 3.35% senior notes due 2015 (including form of note), incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 15, 2010.

	(4.3)	Second Supplemental Indenture, dated as of September 26, 2012, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.875% Notes due 2022, incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on September 26, 2012.

	(10.1)	Stock Purchase Agreement, dated as of August 17, 2012, among Church & Dwight Co., Inc., the Seller Representative and the sellers party thereto, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 20, 2012.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, (v) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2012 and September 30, 2011 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE: November 5, 2012	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE: November 5, 2012	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

	(3.1)	Restated Certificate of Incorporation of the Corporation, as amended through June 4, 2008, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company as amended, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2009.

	(4.1)	Indenture, dated as of December 15, 2010, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 15, 2010.

	(4.2)	First Supplemental Indenture, dated as of December 15, 2010, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 3.35% senior notes due 2015 (including form of note), incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 15, 2010.

	(4.3)	Second Supplemental Indenture, dated as of September 26, 2012, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.875% Notes due 2022, incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on September 26, 2012.

	(10.1)	Stock Purchase Agreement, dated as of August 17, 2012, among Church & Dwight Co., Inc., the Seller Representative and the sellers party thereto, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 20, 2012.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, (v) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2012 and September 30, 2011 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.