Form 10-K
period 2012-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2013-02-22
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission file number
1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Charles Ewing Boulevard, Ewing, N.J. 08628

(Address of principal executive offices)

Registrant’s telephone number, including area code: (609) 806-1200

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7.7 billion. For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the common stock (the “Common Stock”) of Church & Dwight Co., Inc. (the “Company”). The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2012.

As of February 18, 2013, there were 137,996,341 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2013 are incorporated by reference in Items 10 through 14 of Item III of this Annual Report on Form 10-K (this “Annual Report”).

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to sales and earnings growth; the effect of product mix; volume growth including the effects of new products; consumer demand and spending; the effects of competition; earnings per share; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; cost savings programs; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; the Company’s stock repurchase programs; the impact of acquisitions including the acquisition of Avid Health, Inc. (“Avid Health”); capital expenditures; the sales impact related to the Company’s information systems upgrade; the effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; facility restructuring charges; environmental and regulatory matters; availability of raw materials; the effect of the credit environment on the Company’s liquidity and capital expenditures; the Company’s fixed rate debt; compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under the Company’s credit agreement; the Company’s commercial paper program; sufficiency of cash flows from operations; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; payment of dividends; expected cash contributions to pension plans; investments in the Natronx Technologies, LLC (“Natronx”) joint venture; and adequacy of trona reserves. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that might cause such differences include a decline in market growth and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

For a description of additional factors that could cause actual results to differ materially from the forward looking statements, please see Item 1A, “Risk Factors” in this Annual Report.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the U.S. federal securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission (the “Commission”).

PART I

ITEM 1.	BUSINESS

GENERAL

The Company, founded in 1846, develops, manufactures and markets a broad range of household, personal care and specialty products. The Company sells its consumer products under a variety of brands through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, dollar, pet and other specialty stores and websites, all of which sell the products to consumers. The Company also sells specialty products to industrial customers and distributors. The Company focuses its consumer products marketing efforts principally on its eight “power brands.” These well-recognized brand names include ARM & HAMMER (used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent), TROJAN condoms, XTRA laundry detergent, OXICLEAN stain removers and cleaning solutions, NAIR depilatories, FIRST RESPONSE home pregnancy and ovulation test kits, ORAJEL oral analgesics and SPINBRUSH battery-operated toothbrushes. The Company’s business is divided into three primary segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”). The Consumer Domestic segment includes the eight power brands and other household and personal care products such as SCRUB FREE, KABOOM and ORANGE GLO cleaning products, ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant, CLOSE-UP and AIM toothpastes and L’IL CRITTERS and VITAFUSION dietary supplements. The Consumer International segment primarily sells a variety of personal care products, some of which use the same brands as our domestic product lines, in international markets, including Canada, France, Australia, the United Kingdom, Mexico, Brazil and China. The SPD segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2012, the Consumer Domestic, Consumer International and SPD segments represented approximately 74%, 17% and 9%, respectively, of the Company’s net sales.

All domestic brand “rankings” contained in this Annual Report are based on dollar share rankings from ACNielsen Food/Drug/Mass Merchandise (excluding Wal-Mart) for the 52 weeks ending December 22, 2012. Foreign brand “rankings” are derived from several sources.

2012 DEVELOPMENTS

Avid Health Acquisition

On October 1, 2012, the Company acquired all of the issued and outstanding capital stock of Avid Health, Inc. (“Avid Health”). Avid Health is a leader in the dietary supplement category that includes vitamins and minerals. Its products, among others, include L’IL CRITTERS children’s gummy form dietary supplements and VITAFUSION adult gummy form dietary supplements. The total purchase price was approximately $650 million, which is subject to adjustment based on the closing working capital of Avid Health and its subsidiaries. The Company financed the acquisition with a combination of proceeds from an underwritten public offering of $400 million aggregate principal amount of 2.875% Senior Notes due 2022, the issuance of commercial paper and cash.

Avid Health’s annual sales for the twelve months ended June 2012 were approximately $230 million. These dietary supplement brands will be managed principally within the Consumer Domestic segment.

Share Repurchase Authorization

On October 31, 2012, the Company’s Board of Directors authorized a new share repurchase program, under which the Company may purchase up to an additional $300 million of the Company’s common stock. Under the new program, shares may be repurchased from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, and corporate and legal requirements. There is no expiration date on the stock repurchase authorization and the Company is not obligated to acquire any specific number of shares. The previous share repurchase program announced in August 2011 had an authorization of $300 million, $20 million of which remained available on October 31, 2012.

In 2012, the Company purchased approximately 5 million shares at an aggregate cost of approximately $250 million under both programs. As of December 31, 2012, the Company had used the full $300 million authorized under the August 2011 program, and had $270 million remaining available for use under the October 2012 program. In January 2013, the Company purchased an additional 0.9 million shares at an aggregate cost of approximately $50 million. As of the filing date of this Annual Report, the Company has made no additional purchases in 2013, and has approximately $220 million remaining for use in the repurchase of the Company’s shares.

New Corporate Office Building

On July 20, 2011, the Company entered into a 20 year lease for a new corporate headquarters building constructed in Ewing, New Jersey (approximately 10 miles from the Company’s former corporate headquarters in Princeton, New Jersey) to meet office space needs for the foreseeable future. The Company began occupancy in late 2012 and as a result, the lease will expire in 2032. The Company’s lease commitment is approximately $116 million over the lease term. Based on certain clauses in the lease, the Company is considered the owner for financial statement reporting purposes, and recorded approximately $50 million as of December 31, 2012 in building assets and a corresponding amount in other long-term liabilities.

FINANCIAL INFORMATION ABOUT SEGMENTS

As noted above, the Company’s business is organized into three reportable segments: Consumer Domestic, Consumer International and SPD. These segments are based on differences in the nature of products and organizational and ownership structures. The businesses of these segments generally are not seasonal, although the Consumer Domestic and Consumer International segments are affected by sales of SPINBRUSH and ARM & HAMMER battery-operated toothbrushes (which typically are higher during the fall, in advance of the holiday season), sales of NAIR depilatories and waxes (which typically are higher in the spring and summer months), and sales of VITAFUSION and L’IL CRITTERS dietary supplements (which typically are slightly higher in the fourth quarter of each year, in advance of the cold and flu season and renewed commitments to health). Information concerning the net sales, operating income and identifiable assets of each of the segments is set forth in Note 18 to the consolidated financial statements included in this Annual Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is Item 7 of this Annual Report.

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
Household

ARM & HAMMER Baking Soda

ARM & HAMMER Carpet Deodorizers

ARM & HAMMER Cat Litter Deodorizer

ARM & HAMMER Clumping Cat Litters

ARM & HAMMER Powder, Liquid and Unit Dose Laundry Detergents

ARM & HAMMER Super Washing Soda

ARM & HAMMER FRESH’N SOFT Fabric Softeners

ARM & HAMMER TOTAL 2-in-1 Dryer Cloths

CAMEO Aluminum and Stainless Steel Cleaner

CLEAN SHOWER Daily Shower Cleaner

DELICARE Fine Fabric Wash

FELINE PINE Cat Litter

KABOOM Cleaning Products

NICE’N FLUFFY Fabric Softeners

ORANGE GLO Cleaning Products

OXICLEAN Dishwashing Booster

OXICLEAN Laundry and Cleaning Solutions

SCRUB FREE Bathroom Cleaners

SNO BOL Toilet Bowl Cleaner

XTRA Fabric Softeners

XTRA Powder and Liquid Laundry Detergents

Personal Care	AIM Toothpaste

ANSWER Home Pregnancy and Ovulation Test Kits

ARM & HAMMER Deodorants and Antiperspirants

ARM & HAMMER Toothpastes

ARM & HAMMER TOOTH TUNES Toothbrushes

ARRID Antiperspirants

BATISTE Dry Shampoo

CARTERS LITTLE PILLS Laxative

CLOSE-UP Toothpaste

FIRST RESPONSE Home Pregnancy and Ovulation Test Kits

LADY’S CHOICE Antiperspirants

L’IL CRITTERS Dietary Supplements

MENTADENT Toothpaste and Toothbrushes

NAIR Depilatories, Lotions, Creams and Waxes

ORAJEL Oral Analgesics

PEPSODENT Toothpaste

SIMPLY SALINE Nasal Saline Moisturizer

SPINBRUSH Battery-operated Toothbrushes

TROJAN Condoms and Vibrating Products

VITAFUSION Dietary Supplements

Household Products

In 2012, household products constituted approximately 65% of the Company’s Domestic Consumer sales and approximately 48% of the Company’s total sales.

The ARM & HAMMER trademark was adopted in 1867. ARM & HAMMER Baking Soda remains the leading brand of baking soda in terms of consumer recognition of the brand name and reputation for quality and value. The deodorizing properties of baking soda have led to the development of several household products. For example, the Company markets ARM & HAMMER FRIDGE FRESH, a refrigerator deodorizer equipped with a baking soda filter to help keep food tasting fresher. In addition, ARM & HAMMER Carpet Deodorizer is the number one brand in the domestic carpet deodorizer market.

The Company’s laundry detergents constitute its largest consumer business, measured by net sales. The Company markets its ARM & HAMMER brand laundry detergents in powder, liquid and unit dose forms, as value products, priced at a discount from products identified by the Company as market leaders. The Company markets its XTRA laundry detergent in both powder and liquid forms at a slightly lower price than ARM & HAMMER brand laundry detergents. The Company also markets XTRA LASTING SCENTSATIONS, XTRA FRESCO SCENTSATIONS and XTRA FRESH SCENTSATIONS, a line of highly fragranced and concentrated liquid laundry detergents, and OXICLEAN laundry stain fighting additives. OXICLEAN is the number one brand in the laundry stain fighting additive market in the U.S. The Company markets ARM & HAMMER PLUS OXICLEAN liquid and powder laundry detergents, combining the benefits of these two powerful laundry detergent products. In 2012, the Company launched its ARM & HAMMER CRYSTAL BURST and ARM & HAMMER TOSS’N DONE unit dose laundry detergents. In 2013, the Company will launch ARM & HAMMER Ultra Power, a 4X concentrated liquid laundry detergent, and two new fragrances within its XTRA line: Warm Vanilla Comfort and Rain Lily and Aloe.

The Company’s laundry products also include fabric softener sheets that prevent static cling and soften and freshen clothes. The Company markets ARM & HAMMER FRESH’N SOFT fabric softeners and offers a liquid fabric softener, NICE’N FLUFFY, at a slightly lower price enabling the Company to compete at several price points. The Company markets ARM & HAMMER TOTAL 2-in-1 Dryer Cloths, a fabric softener sheet used in the clothes dryer that delivers liquid-like softening, freshening and static control.

The Company also markets a line of cat litter products, including ARM & HAMMER Super Scoop clumping cat litter. Line extensions of Super Scoop include ARM & HAMMER Multi-Cat cat litter, designed for households with more than one cat, ARM & HAMMER Odor Alert cat litter, with crystals that change color when activated, ARM & HAMMER ESSENTIALS clumping cat litter, a corn-based scoopable litter made for consumers who prefer to use products made with natural ingredients, and ARM & HAMMER Double Duty cat litter, which eliminates both urine and feces odors on contact. FELINE PINE cat litter continues to be the number one brand in the natural litter segment, which is the highest growth segment in the litter category. This brand complements the Company’s existing cat litter business and positions the Company as the leading supplier of natural cat litter. In 2012, the Company launched ARM & HAMMER ULTRA LAST, a longer lasting clumping cat litter.

In addition, the Company markets a line of household cleaning products including CLEAN SHOWER daily shower cleaner, and SCRUB FREE bathroom cleaners. The Company also markets KABOOM bathroom cleaners and ORANGE GLO household cleaning products. In 2012, the Company launched OXICLEAN Dishwashing Booster, which removes cloudy film and food particles on glasses and dishes.

Personal Care Products

The Company’s personal care business uses the unique strengths of its ARM & HAMMER trademark and baking soda technology, and the Company has expanded its presence through its acquisition of antiperspirants, oral care products, depilatories, reproductive health products, oral analgesics, nasal saline moisturizers and dietary supplements under a variety of other leading brand names. In 2012, Personal Care Products constituted approximately 35% of the Company’s Consumer Domestic sales and approximately 26% of the Company’s total sales.

ARM & HAMMER Baking Soda, when used as a dentifrice, helps whiten and polish teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE and ARM & HAMMER ADVANCE WHITE brand names. In 2012, the Company launched a line of toothpaste for sensitive teeth under the ARM & HAMMER brand.

The Company also manufactures in the United States (the “U.S.”) and markets in the U.S. (including Puerto Rico) and Canada, CLOSE-UP, PEPSODENT and AIM toothpastes, which are priced at a discount from the market leaders, and the MENTADENT brand of toothpaste and toothbrushes.

The Company markets ORAJEL oral analgesics, which includes products for adults as well as babies, including ORAJEL Cooling Cucumber Teething Gel and BABY ORAJEL Tooth and Gum Cleanser. In 2013, the Company will launch a single dose cold sore product under the ORAJEL brand.

The Company markets SPINBRUSH battery-operated toothbrushes in the U.S. (including Puerto Rico), the United Kingdom, Canada, China and Australia. In 2012, the SPINBRUSH battery-operated toothbrush was a leading brand of battery-operated toothbrushes in the U.S. The Company also markets SPINBRUSH PROCLEAN toothbrushes, a two speed version of the product, SPINBRUSH PROCLEAN RECHARGE, a rechargeable toothbrush offering up to one week of power brushes between charges and SPINBRUSH PROCLEAN Sonic, a reasonably priced high speed battery-operated toothbrush which competes with much more expensive “sonic” toothbrushes. In 2012, the Company launched ARM & HAMMER TOOTH TUNES battery-operated toothbrushes, with proprietary technology that delivers music while brushing. In 2013, the Company will launch additional song offerings under its TOOTH TUNES brand, including songs by the band One Direction.

The Company’s deodorant and antiperspirant products are marketed under the ARM & HAMMER, ARRID and LADY’S CHOICE brand names.

Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases. The Company’s TROJAN condom brand has been in use for more than 90 years, and includes such products as ECSTASY, TROJAN EXTENDED PLEASURE, HER PLEASURE, TWISTED PLEASURE, SHARED PLEASURE, MAGNUM and FIRE & ICE. In 2012, the brand continued its market and innovation leadership in the U.S. with the new TROJAN CHARGED condom with a sensate lubricant that has heating, cooling and tingling properties, and TROJAN Vibrations MIDNIGHT COLLECTION, a new line of vibrating products. In 2013, the Company intends to launch a new line of lubrication products under the TROJAN brand, and TROJAN PURE ECSTASY condoms.

In 2012, the Company’s FIRST RESPONSE brand continued to be the number one selling brand in the home pregnancy and ovulation test kit business category. The Company also markets ANSWER, which competes in the value segment of the home pregnancy and ovulation test kit market. The Company also markets a home female fertility test under the FIRST RESPONSE brand name.

The Company’s NAIR depilatory brand is the number one selling depilatory brand in the U.S., with innovative products that address consumer needs for quick, complete and longer-lasting hair removal. The Company offers a full array of depilatory products for women, men and teens under the NAIR brand name, including Cool Gel, Shower Power, Roll-On, and Milk N’Honey. In 2012, the Company launched its NAIR Brazilian Spa Clay products for both depilatory and wax, and in 2013 the Company will add to this line with its NAIR TOTAL CARE body and face trios.

The Company markets the SIMPLY SALINE brand of nasal saline moisturizers in the U.S,, complementing the Company’s existing STERIMAR brand nasal saline solution business in Europe and other parts of the world. In addition, in 2012, the Company began to market BATISTE dry shampoo in the U.S.

As a result of the Company’s acquisition of Avid Health in 2012, the Company now markets and sells, among others, the L’IL CRITTERS children’s gummy dietary supplement line and the VITAFUSION adult gummy dietary supplement line, both leading brands in the gummy-form dietary supplement category.

Consumer International

The Consumer International segment markets a variety of personal care products, household and over-the-counter products in international markets, including Canada, France, Australia, the United Kingdom, Mexico, Brazil and China.

Total Consumer International net sales represented approximately 17% of the Company’s consolidated net sales in 2012. Net sales of the subsidiaries located in Canada, France, the United Kingdom and Australia accounted for 37%, 15%, 18% and 12%, respectively, of the Company’s 2012 international net sales in this segment. No other country in which the Company operates accounts for more than 10% of its total international net sales, and no product line accounts for more than 15% of total international net sales.

Certain of the Company’s international product lines are similar to its domestic product lines. For example, the Company markets home pregnancy and ovulation test kits and oral care products in most of its international markets, waxes and depilatory products in virtually all international locations, TROJAN condoms in Canada and Mexico and L’IL CRITTERS and VITAFUSION dietary supplements principally in Canada and Asia.

The Company has expanded distribution of ARM & HAMMER products internationally by marketing ARM & HAMMER laundry and pet care products in Canada and ARM & HAMMER laundry care products in Mexico. The Company also markets SPINBRUSH battery-operated toothbrushes internationally, primarily in the United Kingdom, Canada, France, China and Australia, and OXICLEAN and ORANGE GLO products internationally, primarily in Mexico and Canada.

The Company sells PEARL DROPS dentifrice products in Europe, Canada and Australia and STERIMAR nasal hygiene products in a number of markets in Europe, Latin America, China and Australia. The Company also sells BATISTE dry shampoo principally in the United Kingdom, with distributors selling into Australia, and 2012 launches in Brazil and Mexico.

COMPETITION FOR CONSUMER DOMESTIC AND CONSUMER INTERNATIONAL

The Company competes in the household and personal care consumer product categories, which are highly innovative categories, characterized by a continuous flow of new products and line extensions, and requiring significant advertising and promotion. The Company competes in these categories primarily on the basis of product innovation and performance, brand recognition, price, value and other consumer benefits. Consumer products, particularly those that are value-priced, such as laundry and household cleaning products, as well as certain toothpaste products, are subject to significant price competition. As a result, the Company from time to time may need to reduce the prices for some of its products to respond to competitive and customer pressures and to maintain market share.

Internationally, the Company’s products compete in similar competitive categories for most of its products.

Many of the Company’s competitors are large companies, including The Procter & Gamble Company, The Sun Products Corporation, The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Henkel AG & Co. KGaA, Reckitt Benckiser Group plc, Johnson & Johnson, Ansell Limited, Pfizer Inc., Bayer AG and Alere Inc. Many of these companies have greater financial resources than the Company and have the capacity to outspend the Company if they attempt to gain market share.

Product introductions typically involve heavy marketing costs in the year of launch, and the Company usually is not able to determine whether the new products and line extensions will be successful until a period of time has elapsed following the introduction of the new products or the extension of the product line.

Because of the competitive environment facing retailers, the Company faces pricing pressure from customers, particularly high-volume retailer store customers, who have increasingly sought to obtain pricing concessions or better trade terms. These concessions or terms could reduce the Company’s margins. Furthermore, if the Company is unable to maintain price or trade terms acceptable to its customers, they could increase product purchases from competitors and reduce purchases from the Company, which would harm the Company’s sales and profitability.

DISTRIBUTION FOR CONSUMER DOMESTIC

Products in the Consumer Domestic segment are marketed throughout the U.S. primarily through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, dollar, pet and other specialty stores, and websites, all of which sell the products to consumers. The Company employs a sales force based regionally throughout the U.S. that utilizes the services of independent food brokers, who represent our products in the Food, Pet, Dollar and Club classes of trade. The Company’s products are stored in Company plants and third-party owned warehouses and are either delivered by independent trucking companies or picked up by customers at the Company’s facilities.

DISTRIBUTION FOR CONSUMER INTERNATIONAL

Products in the Consumer International segment are marketed primarily through a broad distribution platform that includes supermarkets, wholesale clubs, pharmacies and drugstores, convenience stores and discount stores. The Company’s Consumer International distribution network reflects capacity and cost considerations in the regions served. In Canada, Mexico and Australia, finished goods are warehoused internally and shipped directly to customers through independent freight carriers. In the United Kingdom, domestic product distribution is subcontracted to professional distribution companies, while export product distribution is handled internally and shipped from the Company’s warehouses. In France, distribution of consumer products to mass markets is handled internally while distribution of the Company’s over-the-counter products to pharmacies and professional diagnostics to laboratories is handled by outside agencies. In Brazil and China, all product distribution is subcontracted to professional distribution companies.

Specialty Products Division (“SPD”)

Principal Products

The Company’s SPD segment focuses on sales to businesses and participates in three product areas: Specialty Chemicals, Animal Nutrition and Specialty Cleaners. The following table sets forth the principal products of the Company’s SPD segment.

Type of Product	Key Brand Names
Specialty Chemicals	ARM & HAMMER Performance Grade Sodium Bicarbonate
ARMAND PRODUCTS COMPANY Potassium Carbonate and Potassium Bicarbonate(1)
Enprove Ground Trona(2)
Enprove Sodium Bicarbonate(2)

Animal Nutrition	ARM & HAMMER Feed Grade Sodium Bicarbonate
BIO-CHLOR and FERMENTEN Rumen Fermentation Enhancers
DCAD PLUS Feed Grade Potassium Carbonate(3)
Megalac Rumen Bypass Fat(4)
Megalac-R Omega 3 & Omega 6 Essential Fatty Acids(4)
MEGAMINE-L, Rumen Bypass Lysine
SQ-810 Natural Sodium Sesquicarbonate

Specialty Cleaners	ARMAKLEEN Commercial & Professional Aqueous Cleaners(5)
ARMEX Blast Media(5)
Commercial & Professional Cleaners and Deodorizers

(1)	Manufactured and marketed by Armand Products Company, a joint venture in which the Company holds a 50% interest.
(2)	Distributed and marketed by Natronx Technologies, LLC (“Natronx”), a joint venture in which the Company holds a one-third ownership interest. Enprove is a registered trademark of FMC Corporation (“FMC”) that has been assigned to Natronx with the right of reversion to FMC upon a Natronx dissolution.
(3)	Manufactured for the Company by Armand Products Company.
(4)	Megalac is a registered trademark of Volac International Limited.
(5)	Distributed in North America by The ArmaKleen Company, a joint venture in which the Company holds a 50% ownership interest.

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

The Company’s 99.8% owned Brazilian subsidiary, Quimica Geral do Nordeste (“QGN”), is South America’s leading provider of sodium bicarbonate. The business, which has annual revenues of approximately $40 million, markets sodium bicarbonate, dairy products and other chemicals in Brazil. The Company is in continued discussions for the sale of this business, and as such has classified the business as an “asset held for sale”.

The Company and Occidental Chemical Corporation are equal partners in a joint venture, Armand Products Company, which manufactures and markets potassium carbonate and potassium bicarbonate for sale in domestic and international markets. The potassium-based products are used in a wide variety of applications, including agricultural products, specialty glass and ceramics, and potassium silicates. Armand Products Company also manufactures for the Company a potassium carbonate-based animal feed additive for sale in the dairy industry, described below under “Animal Nutrition Products.”

The Company, FMC Corporation and TATA Chemicals (Soda Ash) Partners are equal partners in Natronx. The Company’s investment is accounted for under the equity method. Natronx engages in the marketing and distribution of sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. The sorbents, primarily sodium bicarbonate and trona, are used by coal-fired utilities to remove harmful pollutants, such as acid gases, in flue-gas treatment processes.

Animal Nutrition Products

A special grade of sodium bicarbonate, as well as sodium sesquicarbonate, is sold to the animal feed market as a feed additive for use by the dairy industry as a buffer, or antacid, for dairy cattle. The Company also markets DCAD PLUS feed grade potassium carbonate, which is manufactured by Armand Products Company as a feed additive into the animal feed market.

The Company markets MEGALAC rumen bypass fat, a nutritional supplement made from natural oils, which enables cows to maintain energy levels during the period of high milk production, resulting in improved milk yields and minimized weight loss. The product and the trademark MEGALAC are licensed under a long-term license agreement from a British company, Volac International Limited.

The Company also markets BIO-CHLOR and FERMENTEN, a range of specialty feed ingredients for dairy cows, which improve rumen feed efficiency and help increase milk production.

Specialty Cleaners

The Company also provides a line of cleaning and deodorizing products for use in commercial and industrial applications such as office buildings, hotels, restaurants and other facilities.

The Company and Safety-Kleen Systems, Inc. (“Safety-Kleen”) are equal partners in a joint venture, The ArmaKleen Company, which was formed to build a specialty cleaning products business based on the Company’s technology and Safety-Kleen’s sales and distribution organization. In North America, this joint venture distributes the Company’s proprietary product line of aqueous cleaners along with the Company’s ARMEX blast media line, which is designed for the removal of a wide variety of surface coatings. The Company continues to pursue opportunities to build this industrial cleaning business using the Company’s aqueous-based technology as well as the ARMEX blast media line of products.

COMPETITION FOR SPD

Competition within the specialty chemicals and animal nutrition product lines is intense. The specialty chemicals business operates in a competitive environment influenced by capacity utilization, customers’ leverage and the impact of raw material and energy costs. Product introductions typically involve introductory costs in the year of launch, and the Company usually is not able to determine whether new products and line extensions will be successful until sometime following the introduction of new products or the extension of the product lines. The Company’s key competitors are Solvay Chemicals, Inc., FMC Corporation and Natural Soda, Inc.

DISTRIBUTION FOR SPD

SPD markets sodium bicarbonate and other chemicals to industrial and agricultural customers primarily throughout the U.S. and Canada. Distribution is accomplished through a dedicated sales force supplemented by manufacturer’s representatives and the sales personnel of independent distributors throughout the country. The Company’s products in this segment are located in Company plants and public warehouses and are either delivered by independent trucking companies or picked up by customers at the Company’s facilities.

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

The cost of surfactants, diesel fuel and oil-based raw and packaging materials used primarily in the consumer businesses were higher in 2012 compared to 2011. The cost of soda ash was higher in 2012 than 2011, and the cost of palm fatty acid distillate (PFAD) used in SPD was lower in 2012 than 2011. Increases in the prices of certain raw materials could materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

The Company utilizes the services of third party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

The Company’s trademarks appear in upper case letters throughout this Annual Report. The Company’s trademarks are registered with the U.S. Patent and Trademark Office and also with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by the Company since 1867, and is a valuable asset and important to the successful operation of the Company’s business. The Company’s products are sold under many other valuable trademarks held by the Company, including TROJAN, NAIR, ORAJEL, FIRST RESPONSE, XTRA, OXICLEAN, SPINBRUSH, BATISTE, SIMPLY SALINE, FELINE PINE, L’IL CRITTERS and VITAFUSION. The Company’s portfolio of trademarks represents substantial goodwill in the businesses using the trademarks.

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. Although the Company actively seeks and maintains a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2012, 2011, and 2010, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 24%, 23% and 23% respectively, of the Company’s total consolidated net sales. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant. No other customer accounted for more than 10% of consolidated net sales in the three year period.

RESEARCH & DEVELOPMENT

The Company conducts research and development activities primarily at its Princeton and Cranbury facilities in New Jersey. The Company devotes significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features and to provide increased convenience and value to its customers. To increase its innovative capabilities, the Company engages outside contractors for general research and development in activities beyond its core areas of expertise. The Company spent $54.8 million, $55.1 million and $53.7 million on research and development activities in 2012, 2011 and 2010, respectively.

GOVERNMENT REGULATION

General

Some of the Company’s products are subject to regulation by one or more U.S. agencies, including the U.S. Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), and foreign agencies.

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

In addition, the Company sells products that are subject to regulation under the Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act, which are administered by the EPA. The Company also is subject to regulation by the FTC in connection with the content of its labeling, advertising, promotion, trade practices and other matters.

The CPSC administers the Poison Prevention Packaging Act, and has issued regulations requiring special child resistant packaging for certain products, including pharmaceuticals, dietary supplements, and dietary substances, containing certain ingredients (e.g., iron).

The Company’s relationship with certain union employees may be overseen by the National Labor Relations Board. The Company’s activities also are regulated by various agencies of the states, localities and foreign countries in which the Company sells its products.

Medical Device Clearance and Approval

To be commercially distributed in the U.S., a medical device must, unless exempt, receive clearance or approval from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”). Lower risk devices are categorized as either class I or II devices. For class II devices, the manufacturer must generally submit a premarket notification requesting clearance for commercial distribution known as a “510(k)” clearance. Our condoms, home pregnancy and ovulation test kits are regulated as class II devices. Some low risk devices, including our SPINBRUSH and ARM & HAMMER battery powered toothbrushes, are in class I and are generally exempted from the 510(k) requirement. To obtain 510(k) clearance, a device must be determined to be substantially equivalent in intended use and in safety and effectiveness to a benchmark device, or “predicate” that is already legally in commercial distribution. Any modification to a 510(k) cleared device that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, generally requires a new 510(k) clearance. A manufacturer may determine that a new 510(k) clearance is not required, but if the FDA disagrees, it may retroactively require a 510(k) clearance and may require the manufacturer to cease marketing or recall the modified device until 510(k) clearance is obtained.

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

•	labeling regulations, including a prohibition on product promotion for unapproved or “off label” uses;

•

the medical device reporting regulation requiring a manufacturer to report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•

the reports of corrections and removals regulation, which requires a manufacturer to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

OTC Pharmaceutical

The Company markets over-the-counter (“OTC”) pharmaceutical products, such as toothpaste, antiperspirant, and oral analgesics products, that are also subject to FDA and foreign regulation. Under the U.S. OTC monograph system, selected OTC pharmaceutical products are generally recognized as safe and effective and do not require the submission and approval of a new drug application. The FDA OTC monographs include well-known ingredients and specify requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Pharmaceutical products marketed under the OTC monograph system must conform to specific quality, formula and labeling requirements.

All facilities where OTC pharmaceutical products are manufactured, tested, packaged, stored or distributed must comply with FDA current Good Manufacturing Practice (“cGMP”) regulations and/or regulations promulgated by competent authorities in the countries where the facilities are located. All of the Company’s pharmaceutical products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that the Company’s facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to customers or to regulatory action against the Company related to the products made in that facility, such as seizure, injunction or recall. Serious product quality concerns could also result in governmental actions against the Company that, among other things, could result in the suspension of production or distribution of the Company’s products, product seizures, loss of certain licenses or other governmental penalties, and could have a material adverse effect on the Company’s financial condition or operating results. The manufacturer, packer, or distributor of an OTC pharmaceutical product marketed in the U.S., whose name appears on the label of such product, is required to report serious adverse events associated with the use of the product.

The Company cannot predict whether new legislation regulating the Company’s activities will be enacted or what effect any legislation would have on the Company’s business.

Dietary Supplements

The processing, formulation, safety, manufacturing, packaging, labeling, advertising, distribution, importing, selling, and storing of dietary supplements are subject to regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the EPA, and by various agencies of the states and localities in which the Company’s products are sold. The FDCA governs the composition, safety, labeling, manufacturing and marketing of dietary supplements.

Generally, dietary ingredients that were marketed in the U.S. prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were not marketed in the U.S. before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA at least 75 days before the initial marketing unless the ingredient has been present in the food supply as an article used for food without being chemically altered. A new dietary ingredient notification must provide evidence of a history of use or other evidence establishing that use of the dietary ingredient is reasonably expected to be safe. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could effectively prevent the marketing of the dietary ingredient. On July 5, 2011, the FDA issued draft guidance governing notification of new dietary ingredients. The draft guidance was issued for public comment and not for implementation. The guidance, if implemented, could effectively change the status of dietary ingredients that the industry has marketed as “old” dietary ingredients to “new” dietary ingredients that may require submission of a new dietary ingredient notification.

The FDCA permits “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-market approval. The FDA must be notified of those statements within 30 days of marketing. Among other things, the statements may describe the role of a dietary ingredient intended to affect the structure or function of the body or characterize the documented mechanism of action by which a dietary ingredient maintains such structure or function, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a statement of nutritional support in labeling must possess information substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a health claim, or if the FDA determines that a particular claim is not adequately supported by existing scientific evidence or is otherwise false or misleading, the claim could not be used and any product bearing the claim could be subject to regulatory action.

The FDA’s cGMP regulations govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. All of the Company’s dietary supplements are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that the Company’s facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representation made to customers or to regulatory action against the Company related to the products made in that facility, seizure, injunction or recall. There remains considerable uncertainty with respect to the FDA’s interpretation of the cGMP regulations and their actual implementation in manufacturing facilities. The failure of a manufacturing facility to comply with the cGMP regulations may render products manufactured in that facility adulterated, and subjects those products and the manufacturer to a variety of potential FDA enforcement actions. In addition, under recent amendments to the FDCA, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome requirements, which will likely increase the costs of dietary ingredients and subject suppliers of such ingredients to more rigorous inspections and enforcement. The manufacturer, packer, or distributor of a dietary supplement marketed in the U.S. whose name appears on the label of the supplement is required to report serious adverse events associated with the use of that supplement to FDA.

The FTC exercises jurisdiction over the advertising of dietary supplements. The FTC considers whether a product’s advertising claims are accurate, truthful and not misleading pursuant to its authority under the Federal Trade Commission Act, or FTC Act. The FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of otherwise false or misleading advertising claims. These enforcement actions have resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved. Such actions can result in substantial financial penalties and significantly restrict the marketing of a dietary supplement.

Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements. The effect of additional domestic or international governmental legislation, regulations, or administrative orders, if and when promulgated, cannot be determined. New legislation or regulations may require the reformulation of certain products to meet new standards, and require the recall or discontinuance of certain products not capable of reformulation.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to federal, state, local and foreign environmental laws, rules and regulations relating to environmental and health and safety concerns including air emissions, wastewater discharges, and solid and hazardous waste management activities. The Company endeavors to take actions necessary to comply with such regulations. These steps include periodic environmental audits of each Company facility. The audits, conducted by independent engineering firms with expertise in environmental compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state, local and foreign laws, rules and regulations. Other than as described under Item 3, Legal Proceedings, in this Annual Report, the Company believes that it is in material compliance with existing environmental regulations.

See Item 3, “Legal Proceedings” in this Annual Report for information regarding an environmental proceeding relating to the Company’s Brazilian subsidiary.

GEOGRAPHIC AREAS

Approximately 79% of the Company’s net sales in 2012, 2011 and 2010 were to customers in the U.S. Approximately 97%, 96% and 96% of the Company’s long-lived assets were located in the U.S. at December 31, 2012, 2011 and 2010, respectively. Other than the U.S., no one country accounts for more than 7% of consolidated net sales and 5% of total assets.

EMPLOYEES

At December 31, 2012, the Company had approximately 4,400 employees. The Company is party to a labor contract with the International Machinists Union at its Colonial Heights, Virginia plant, which expires May 31, 2013. Internationally, the Company employs union employees in France, Mexico, Brazil and New Zealand. The Company believes that its relations with both its union and non-union employees are satisfactory.

CLASSES OF SIMILAR PRODUCTS

The Company’s operations, exclusive of unconsolidated entities, constitute three reportable segments: Consumer Domestic, Consumer International and SPD. The table set forth below shows the percentage of the Company’s net sales contributed by each group of similar products marketed by the Company during 2012, 2011 and 2010.

	% of Net Sales
(In millions)	2012	2011	2010
Consumer Domestic
Household Products	48%	47%	47%
Personal Care Products	26%	25%	26%
Consumer International	17%	19%	17%
Specialty Products	9%	9%	10%

The table above reflects consolidated net sales, exclusive of net sales of unconsolidated entities.

PUBLIC INFORMATION

The Company maintains a web site at www.churchdwight.com and on the “Investors—SEC Filings” page of the web site makes available free of charge the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission. Also available on the “Investors—Corporate Governance” page on the Company’s website are the Company’s Corporate Governance Guidelines, charters for the Audit, Compensation & Organization and Governance & Nominating Committees of the Company’s Board of Directors and the Company’s Code of Conduct. Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 500 Charles Ewing Boulevard, Ewing, New Jersey 08628, attention: Secretary. The information presented in the Company’s website is not a part of this Annual Report and the reference to the Company’s website is intended to be an inactive textual reference only.

ITEM 1A.	RISK FACTORS

The following risks and uncertainties, as well as others described elsewhere in this Annual Report, could materially adversely affect our business, results of operations and financial condition:

•	Unfavorable economic conditions could adversely affect demand for our products.

Unfavorable and uncertain economic conditions have adversely affected, and in the future may adversely affect, demand for some of our products, resulting in reduced sales volume or a shift in our product mix from higher margin to lower margin products. Factors that can affect demand include rates of unemployment, consumer confidence, health care costs, fuel and other energy costs and other economic factors affecting consumer spending behavior, including delays in the timing of tax refunds from the federal government, tax increases, and the expiration of the payroll tax break in December 2012 that resulted in an increase in Social Security taxes for U.S. workers. While the vast majority of our products generally are consumer staples that should be less vulnerable to decreases in discretionary spending than other products, they may become subject to increasing price competition as recessionary conditions continue. Moreover, some of our products, such as laundry additives and battery-operated toothbrushes, are more likely to be affected by consumer decisions to control spending.

Some of our customers, including mass merchandisers, supermarkets, drugstores, convenience stores, wholesale clubs, and dollar, pet and other specialty stores, have experienced and may experience in the future declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all. We regularly review the financial strength of our key customers and, where appropriate, modify customer credit limits, which may have an adverse impact on future sales. Because the same economic conditions impact many of our suppliers, we also regularly conduct a similar review of our suppliers to assess both their financial viability and the importance of their products to our operations. Where appropriate, we intend to identify alternate sources of materials and services. To date, we have not experienced a material adverse impact from economic conditions affecting our customers or suppliers. However, a protracted economic downturn that adversely affects our suppliers and customers could adversely affect our sales and results of operations.

•	We face intense competition in our markets, and the failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition from consumer products companies, both in the U.S. and in international markets. Most of our products compete with other widely-advertised brands within each product category and with private label brands and generic nonbranded products of our customers in certain categories, which typically are sold at lower prices.

Our products generally compete on the basis of product performance, brand recognition, price, value or other benefits to consumers. Consumer products, particularly those that are value-priced like many of our products, are subject to significant price competition. As a result, we may need to reduce the prices for some of our products, or increase prices by an amount that does not cover manufacturing cost increases, to respond to competitive and customer pressures and to maintain market share. Any reduction in prices, or inability to raise prices sufficiently to cover manufacturing cost increases, would harm profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer.

Advertising, promotion, merchandising and packaging also have a significant impact on consumer purchasing decisions. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position. If our advertising, marketing and promotional programs are not effective or adequate, our sales and volume may be impacted.

Many of our competitors are large companies, including The Procter & Gamble Company, The Sun Products Corporation, The Clorox Company, Colgate-Palmolive Company, Henkel AG & Co. KGaA, Reckitt Benckiser Group plc, Johnson & Johnson, Alere Inc. (formerly known as Inverness Medical Innovations, Inc.),

Pfizer Inc., Bayer AG, and S.C. Johnson & Son, Inc. Many of these companies have greater financial resources than we do, and, therefore, have the capacity to outspend us on advertising and promotional activities and introduce competing products more quickly and respond more effectively to changing business and economic conditions than we can. In addition, our competitors may attempt to gain market share by offering products at prices at or below those typically offered by us. Competitive activity may require us to increase our spending on advertising and promotions and/or reduce prices, which could lead to reduced profits and adversely affect growth. If we lose market share and the markets in which we compete do not grow substantially, our sales levels and operating results will decline.

•	Loss of any of our principal customers could significantly decrease our sales and profitability.

A limited number of customers account for a large percentage of our net sales. Wal-Mart Stores, Inc., together with its affiliates (“Wal-Mart”), is our largest customer, accounting for approximately 24% of net sales in 2012, 23% of net sales in 2011 and 23% of net sales in 2010. Our top three customers accounted for approximately 34% of net sales in 2012, 33% of net sales in 2011 and 33% of net sales in 2010. We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of Wal-Mart or any of our other largest customers, including a reduction in the number of brands they carry or a shift of shelf space to private label products, could materially harm our net sales and profitability.

In addition, our business is based primarily upon individual sales orders and we rarely enter into long-term contracts with our customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from us at any time and for any reason. If we lose a significant customer or if sales of our products to a significant customer materially decrease, it could have a material adverse effect on our business, financial condition and results of operations.

•	Changes in the policies of our retailer customers and increasing dependence on key retailer customers in developed markets may adversely affect our business.

In recent years, we have seen increasing retailer consolidation both in the U.S. and internationally. This trend has resulted in the increased size and influence of large consolidated retailer customers, who may demand lower pricing or special packaging or impose other requirements on us. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Some of our customers, particularly our high-volume retail store customers, have sought to obtain pricing concessions or better trade terms. To the extent we provide concessions or better trade terms to those customers, our margins are reduced. Further, if we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from our competitors, which would harm our sales and profitability. In addition, reductions in inventory by our customers, including as a result of consolidations in the retail industry, or these customers managing their working capital requirements, could result in reduced orders for our products and adversely affect our results of operations for the financial periods affected by the reductions.

The recent economic downturn also caused many of our customers to more critically analyze the number of brands they sell, and reduce or discontinue certain of our product lines, particularly those products that were not number one or two in their category. If this continues to occur and we are unable to improve distribution for those products at other customers, our results could be adversely affected.

In addition, private label products sold by retail trade chains are typically sold at lower prices than branded products. As consumers look for opportunities to decrease discretionary spending, our customers have discontinued or reduced distribution of some of our products to encourage those consumers to purchase our customers’ less expensive private label products. To the extent customers discontinue or reduce distribution of our products or our products are adversely affected by our customers’ actions to increase shelf space for their private label products, we will focus our efforts on improving distribution with other customers. However, if our efforts are not effective, our results could be adversely affected.

•	A continued shift in the retail market from food and drug stores to club stores and mass merchandisers could cause our sales to decline.

Our performance depends upon the general health of the economy and of the retail environment in particular, and could be significantly harmed by changes affecting retailing and the financial difficulties of our retailer customers. Consumer products, such as those marketed by us, are increasingly being sold by club stores and mass merchandisers, while sales of consumer products by food and drug stores comprise a smaller proportion of the total volume of consumer products sold. Sales of our products are stronger in the food and drug channels of trade and not as strong in club stores and mass merchandiser channels. Although we have taken steps to improve sales to club stores and mass merchandisers, if the current trend continues and we are not successful in further improving sales to these channels, our financial condition and operating results could suffer.

•	Sales growth objectives may be difficult to achieve, and price increases, market category declines and changes to our product and geographic mix may impact our financial results.

A significant percentage of our revenues comes from mature markets that are subject to high levels of competition. During 2012, approximately 79% of our sales were generated in U.S. markets. U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, antiperspirants and deodorants. Our ability to achieve unit sales growth in domestic markets will depend on increased use of our products by consumers, our ability to drive growth through product innovation, investment in our established brands and enhanced merchandising and our ability to capture market share from our competitors. If we are unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that expand our product categories and develop, acquire or successfully launch new products, we may not achieve our sales growth objectives. Even if we are successful in increasing sales within our product categories, a continuing or accelerating decline in the overall markets for our products could have a negative impact on our financial results.

•

Volatility and increases in the price of raw and packaging materials or energy costs could erode our profit margins, which could harm operating results, and efforts to hedge against raw material price increases may adversely affect our operating results if raw material prices decline.

The principal raw materials and packaging we use include surfactants (cleaning agents), paper products and bottles. Volatility and increases in the price of raw materials, or increases in the costs of energy, shipping and other necessary services, could significantly affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies, such as in manufacturing and distribution. In particular, during the past few years, we have experienced price increases for raw and packaging materials, diesel fuel and energy. Concerns about the adequacy of oil supply, in the face of increasing demand, continued to affect pricing. We have attempted to address these price increases through cost reduction programs and price increases of our own products, entering into pre-buying arrangements with certain suppliers and entering into hedge agreements for diesel fuel costs. If raw material price increases continue, we may not be able to fully offset them, especially given the competitive environment. This volatility can significantly affect our production cost and could, therefore, harm our financial condition and operating results.

We use hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges. The hedge agreements are designed to add stability to our product costs, enabling us to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract. However, in periods of declining fuel prices, the hedge agreements can have the effect of locking us in at above–market prices for fuel.

•

If our new products and product line extensions do not gain widespread customer acceptance or are otherwise discontinued, or if they cause sales of our existing products to decline, our financial performance could decline.

Our future performance and growth depends on our ability to successfully develop and introduce new products and product line extensions. We cannot be certain that we will achieve our innovation goals. The successful development and introduction of new products involves substantial research, development, marketing and promotional expenditures, which we may be unable to recover if the new products do not gain widespread market acceptance. New product development and marketing efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks. These risks include product development or launch delays, regulatory approval hurdles and the failure of new products and line extensions to achieve anticipated levels of market acceptance. In addition, if sales generated by new products result in a concomitant decline in sales of our existing products, our financial performance could be harmed.

From time to time, we have discontinued certain products and product lines, which resulted in returns from customers, asset write-offs and shutdown costs. We may suffer similar adverse consequences in the future to the extent we discontinue products that do not meet expectations or no longer satisfy consumer demand.

•	If the reputation of one or more of our leading brands erodes, our financial results could suffer.

Our financial success is directly dependent on the reputation and success of our brands, particularly the ARM & HAMMER, OXICLEAN and TROJAN brands. The effectiveness of these brands could suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Further, our results could be adversely affected if one or more of our leading brands suffers damage to its reputation due to real or perceived quality or safety issues, or other customer or consumer dissatisfaction, especially if such dissatisfaction were to be broadly disseminated including through the use of social media.

Additionally, claims made in our marketing campaigns may become subject to litigation alleging false advertising, which, if successful, could cause us to alter our marketing plans and may materially and adversely affect sales or result in the imposition of significant damages against us.

•	Product liability claims and withdrawals or recalls could adversely affect our sales and operating results and brand’s reputation.

We are, from time to time, subject to product liability claims. We may be required to pay for losses or injuries actually or purportedly caused by our products, including losses or injuries caused by raw materials or other components provided by third party suppliers that are included in our products. Claims could be based on allegations that, among other things, our products contain contaminants, are improperly labeled, or provide inadequate instructions regarding their use or inadequate warnings concerning interactions with other substances. Whether or not successful, product liability claims could result in negative publicity that could harm our sales and operating results and the reputation of our brands. In addition, if one of our products is found to be defective or non-compliant with applicable rules or regulations, we could be required to withdraw or recall it, which could result in adverse publicity and significant expenses. Although we maintain product liability and product recall insurance coverage (that also covers product withdrawals), potential product liability claims and withdrawal and recall costs may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on our business, operating results and financial condition.

•	Compliance by us and certain of our suppliers with various existing and future regulations in the countries in which we operate could expose us to increased costs and other adverse consequences.

The manufacturing, processing, formulation, packaging, labeling, marketing, distribution and sale of our products are subject to regulation by federal agencies, including the FDA, the FTC, the United States Department of Agriculture, the EPA and the CPSC. In addition, our operations are subject to the oversight of the EPA, the Occupational Safety and Health Administration and the National Labor Relations Board. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products are sold.

In particular, the FDA regulates the formulation, safety, manufacturing, packaging, labeling and distribution of condoms, home pregnancy and ovulation test kits, battery operated toothbrushes, over-the-counter pharmaceuticals and dietary supplements, including vitamins and minerals. The FDA also exercises oversight over cosmetic products such as depilatories. In addition, under a memorandum of understanding between the FDA and the FTC, the FTC has jurisdiction with regard to the promotion and advertising of these products, and the FTC regulates the promotion and advertising of our other products as well. As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that we use to manufacture regulated products and may identify compliance issues that would require us to make certain changes in our manufacturing facilities and processes. The failure of a facility to be in compliance may lead to regulatory action against the products made in that facility, including seizure, injunction or recall, as well as to possible action against the owner of the facility/manufacturer. We may be required to make additional expenditures to address these issues or possibly stop selling certain products until the compliance issue has been remediated. As a result, our business could be adversely affected.

Likewise, any future determination by the FDA or a similar foreign agency, or by us in reviewing our compliance with applicable rules and regulations, that our products or quality systems do not comply with applicable regulations could result in future compliance activities, including product withdrawals or recalls, import detentions, injunctions preventing the shipment of products, or other enforcement actions. For example, the FDA may determine that a particular claim that we use to support the marketing of a product is not substantiated, may not accept the evidence of safety for a new product that we may wish to market, and may challenge the safety or effectiveness of existing products based on, among other things, changes in formulations, inadequate stability or “shelf-life,” consumer complaints, or improper labeling. Similarly, we may identify these or other issues in internal compliance reviews of our operations and the operations and products of vendors and acquired companies. These other issues may include the identification of contaminants or non-compliant levels of particular ingredients. We are in the process of assessing the manufacturing, advertising, labeling and stability of the products of Avid Health, which we recently acquired. As a result of this and similar internal reviews, we may be obligated to, among other things, revise or institute enhanced compliance procedures, revise manufacturing processes, product formulations or labeling, or effect product withdrawals or recalls. Any of the foregoing could subject us to adverse publicity, force us to incur unanticipated costs and have a material adverse effect on our business, financial condition and results of operations.

From time to time, Congress, the FDA, the FTC or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us, or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, expanded adverse event reporting or other new requirements. Any such developments could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.

•	Our condom product line could suffer if the spermicide N-9 is proved or perceived to be harmful.

Our distribution of condoms under the TROJAN brand and other trademarks is regulated by the FDA. Certain of our condoms, and similar condoms sold by our competitors, contain the spermicide nonoxynol-9 (“N-9”). Some interested groups have issued reports that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse. In late 2008, the FDA issued final labeling guidance for latex condoms but excluded N-9 lubricated condoms from the guidance. While we await further FDA guidance on N-9 lubricated condoms we believe that our present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s guidance, and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, we cannot predict the nature of the labeling that ultimately will be required by the FDA. If the

FDA or state governments eventually promulgate rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), we could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease our earnings.

•	Environmental matters create potential liability risks.

We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such substances due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations. We currently are subject to environmental regulatory proceedings involving our Brazilian subsidiary, which has been fined the equivalent of approximately $2.4 million in the proceedings. Our Brazilian subsidiary is contesting the fine. It is possible that we could become subject to additional environmental liabilities in the future, particularly with respect to our operations in Brazil that could have a material adverse effect on our results of operations or financial condition.

•	We are subject to risks related to our international operations that could adversely affect our results of operations.

Our international operations subject us to risks customarily associated with foreign operations, including:

•	currency fluctuations;

•	import and export license requirements;

•	trade restrictions;

•	changes in tariffs and taxes;

•	compliance with laws and regulations concerning ethical business practices, including without limitations, the U.S. Foreign Corrupt Practices Act and United Kingdom Bribery Act;

•	regulatory requirements for certain products;

•	obstacles to repatriating foreign profits back to the U.S.; and

•	difficulties in staffing and managing international operations.

These risks could have a significant impact on our ability to commercialize our products on a competitive basis in international markets and may have a material adverse effect on our results of operations or financial position. In all foreign jurisdictions in which we operate, we are subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions.

In addition, we are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. Outside of the U.S., sales and costs are denominated in a variety of currencies, including the Euro, British Pound, Brazilian Real, Canadian Dollar, Mexican Peso, Chinese Yuan and Australian Dollar. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease operating profits and cash flow. The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in the U.S. Dollar, Canadian Dollar, British Pound and Euro.

•	We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

As part of our business strategy, we seek to acquire or invest in businesses that offer products, services or technologies that are complementary to ours. We have made several acquisitions in recent years, including businesses previously operated by Del Pharmaceuticals, Inc. and Orange Glo International, Inc., the SIMPLY

SALINE nasal moisturizer product line, the FELINE PINE natural cat litter product line and the BATISTE dry shampoo product line. Most recently, we completed the acquisition of Avid Health, a manufacturer of gummy form dietary supplements sold under the L’IL CRITTERS and VITAFUSION brands.

We may make additional acquisitions or substantial investments in complementary businesses or products in the future. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. In addition, any acquisitions or investments, including the Avid Health acquisition, the integration of which is still ongoing, entail various risks, including the difficulty of entering new markets, the challenges of integrating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and the ongoing business of the acquired company, the need to review and, if necessary, upgrade processes of the acquired company to conform to our own processes, and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. Any of these risks may divert management and other resources, require us to incur unanticipated costs or delay the anticipated positive impact on our business and results of the acquisition. The risks associated with assimilation are increased to the extent we acquire businesses that have stand-alone operations that cannot easily be integrated or operations or sources of supply outside of the U.S. and Canada, for which products are manufactured locally by third parties. These factors could harm our financial condition and operating results.

Acquired companies or operations or newly-created ventures may not be profitable or may not achieve sales levels and profitability that justify the investments made. In addition, future acquisitions or investments could result in substantial cash expenditures, the potentially dilutive issuances of new equity by us or the incurrence of additional debt or contingent liabilities, all of which could adversely affect our results of operations and financial condition. In addition, any potential acquisitions or investments, whether or not ultimately completed, could divert the attention of management and resources from other matters that are critical to our operations.

•

Our substantial indebtedness could adversely affect our operations and financial results and prevent us from fulfilling our obligations, and we may incur substantially more debt in the future, which could exacerbate these risks.

As of December 31, 2012, we had approximately $903.2 million of total consolidated indebtedness. This amount of indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our cash obligations;

•	limit our ability to fund potential acquisitions;

•

require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital requirements, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, general adverse economic conditions or changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, we may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes. If new debt is added to the current debt levels, the related risks that we now face could intensify. Any decision regarding our future borrowings will be based on the facts and circumstances existing at the time, including our credit rating.

•	We may not have sufficient cash to service our indebtedness and pay cash dividends.

Our ability to repay and refinance our indebtedness and to fund capital expenditures depends on our cash flow. In addition, our ability to pay cash dividends depends on cash flow and net earnings. Our cash flow and net earnings are often subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control, and such factors may limit our ability to repay indebtedness, declare and pay cash dividends and repatriate foreign earnings in a cost-effective manner. A failure to service our indebtedness or obtain additional financing as needed could have a material adverse effect on our business operating results and financial condition.

•	There can be no guarantee that we will continue to make dividend payments or repurchase our Common Stock.

Although our Board of Directors has authorized share repurchase programs and recently increased the amount of the quarterly cash dividends payable on our Common Stock, any determinations by us to continue to repurchase the Common Stock or by our Board of Directors to continue to pay cash dividends on the Common Stock will be based primarily upon our financial condition, results of operations, business requirements, price of the Common Stock in the case of the repurchase program, and our Board of Directors’ continuing determination that the repurchase program and the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. In the event we do not declare a quarterly dividend, or discontinue our share repurchases, our stock price could be adversely affected.

•	Recent volatility in the financial markets may negatively impact our ability to access the credit markets.

In recent years, the banking system and financial markets have experienced severe disruption, including, among other things, bank failures and consolidations, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations and fluctuations in foreign currency exchange rates. These conditions present the following risks to us, among others:

•

We are dependent on the continued viability of the financial institutions that participate in the syndicate that is generally obligated to fund our Credit Agreement. In addition, the Credit Agreement includes a “commitment increase” feature that enables us to increase the amount of our borrowing under the Credit Agreement, subject to lending commitments and certain conditions. Any disruption in the credit markets could limit the availability of credit or the ability or willingness of financial institutions to extend credit, which could adversely affect our liquidity and capital resources.

•

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

Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We provide for uncertain tax positions with respect to tax positions that do not meet the recognition thresholds or measurement standards mandated by applicable accounting guidance. Fluctuations in federal, state, local and foreign taxes or changes to uncertain tax positions, including related interest and penalties, may impact our effective tax rate and our financial results. We are regularly under audit by tax authorities, and although we believe our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in our historical income tax provisions and accruals. In addition, when particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution.

•	Failure to effectively utilize or successfully assert intellectual property rights could materially adversely affect our competitiveness.

The market for our products depends to a significant extent upon the value associated with our trademarks and brand names, including ARM & HAMMER, TROJAN and OXICLEAN. We own the material trademarks, brand names and patents used in connection with the marketing and distribution of our major products both in the U.S. and in other countries. Accordingly, we rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. Although most of our material intellectual property is registered in the U.S. and in certain foreign countries in which we operate, we cannot be sure that our intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights. In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales. Our failure to perfect or successfully assert intellectual property rights could make us less competitive and could have a material adverse effect on our business, operating results and financial condition.

•	Our operations and the operations of our third party manufacturers, suppliers and customers may be subject to disruption from events beyond our or their control.

Our operations, as well as the operations of our third party manufacturers, suppliers and customers may be subject to disruption from a variety of causes, including work stoppages, material shortages, financial difficulties, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. If a major disruption were to occur, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations, any of which could have a material adverse effect on our business. For example, as a result of Hurricane Sandy in October 2012, certain of our operations and the operations of certain of our customers and suppliers, including third party information technology service providers, were affected by the loss of electricity and other disruptions to our and their businesses. The financial impact of such losses and disruptions did not have a material adverse effect on our business, but future events may negatively impact our financial condition, results of operations and cash flows.

•

We rely significantly on information technology. Any inadequacy, interruption, loss of data, integration failure or security failure of that technology could harm our ability to effectively operate our business and damage the reputation of our brands.

We rely extensively on information technology systems, some of which are managed by third-party service providers, to conduct our business. These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, billing customers and receiving and applying payment, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing customer, consumer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage our business.

Increased information technology security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of our information technology systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. Our information technology systems, networks or service providers could be damaged or cease to function properly, or we could suffer a loss or disclosure of business or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. Although we have business continuity plans in place to address service interruptions, if our business continuity plans do not provide effective alternative processes on a timely basis, we may suffer interruptions in our ability to manage or conduct our operations which may adversely affect our business.

Any business interruptions or data security breaches, including cyber security breaches resulting in private data disclosure, could damage our reputation and could also adversely impact our results of operations and cash flows. Further, negative postings or comments about us on any social networking website could damage our reputation, as could the disclosure of non-public Company sensitive information through social media.

•	We may not be able to attract, retain and develop key personnel.

Our future performance depends in significant part upon the continued service of our executive officers and other key personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. This effect could be exacerbated if any officers or other key personnel left as a group. Our success also depends, in part, on our continuing ability to attract, retain and develop highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key employees or attract, assimilate and retain other highly qualified personnel in the future.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

On July 20, 2011, the Company entered into a 20 year lease for a new corporate headquarters building constructed in Ewing, New Jersey (approximately 10 miles from the Company’s former corporate headquarters in Princeton, New Jersey) to meet office space needs for the foreseeable future. The facility, which consists of approximately 250,000 square feet, was completed and partially occupied in late 2012, and was fully occupied and became the Company’s global headquarters office in January 2013. The lease on this building will expire in 2032 subject to two ten-year extension terms at the option of the Company. The Company’s aggregate lease commitment is approximately $116 million over the lease term.

In conjunction with its lease of the new headquarters building in Ewing, the Company is vacating three leased facilities in Princeton that contain approximately 140,000 square feet of office space under three leases, two of which expire in 2014, and one of which expires in 2022. These leased facilities are adjacent to the Company’s former headquarters, which is owned by the Company and includes approximately 127,000 square feet of office space, and will continue to be occupied by the Company’s research and development and SPD personnel. The Company also owns a 36,000 square foot research and development facility in Cranbury, New Jersey.

The Company also leases regional sales offices in various locations throughout the U.S., Brazil and China. The Company and its consolidated subsidiaries also own or lease other facilities as set forth in the following table:

Location	Products Manufactured	Segment	Approximate Area (Sq. Feet)
Owned:
Manufacturing facilities
York, Pennsylvania	Liquid laundry detergent and cat litter	Consumer Domestic and Consumer International	450,000
Harrisonville, Missouri	Liquid laundry detergent and fabric softener	Consumer Domestic and Consumer International	272,000
Green River, Wyoming	Sodium bicarbonate and various consumer products	Consumer Domestic, Consumer International and SPD	250,000
Lakewood, New Jersey	Various consumer products	Consumer Domestic and Consumer International	250,000
Colonial Heights, Virginia	Condoms	Consumer Domestic and Consumer International	220,000
Old Fort, Ohio	Sodium bicarbonate, rumen bypass fats and various consumer products	Consumer Domestic, Consumer International and SPD	208,000
Montreal, Canada	Personal care products	Consumer International	157,000
Camaçari, Bahia, Brazil	Sodium bicarbonate and other products	SPD	120,000
Feira de Santana, Bahia, Brazil(1)		SPD	106,000
Folkestone, England	Personal care products	Consumer International	78,000
Madera, California	Rumen bypass fats and related products	SPD	50,000
Itapura, Bahia, Brazil	Barite	SPD	35,000
New Plymouth, New Zealand	Condom processing	Consumer Domestic and Consumer International	31,000
Oskaloosa, Iowa	Animal nutrition products	SPD	27,000
Warehouses
York, Pennsylvania	—	Consumer Domestic and Consumer International	650,000
Harrisonville, Missouri	—	Consumer Domestic and Consumer International	282,000
Green River, Wyoming	—	Consumer Domestic, Consumer International and SPD	215,000
Old Fort, Ohio	—	Consumer Domestic, Consumer International and SPD	90,000
Camaçari, Bahia, Brazil	—	SPD	39,200
Itapura, Bahia, Brazil	—	SPD	19,600
Feira de Santana, Bahia, Brazil	—	SPD	13,100
Leased:
Manufacturing facilities
North Brunswick, New Jersey(2)	—		360,000
Vancouver, Washington(3)	Dietary supplements	Consumer Domestic and Consumer International	206,000
Victorville, California(4)	Liquid laundry detergent and cat litter	Consumer Domestic and Consumer International	150,000
Folkestone, England(5)	Personal care products	Consumer International	21,500
Fostoria, Ohio	—	Consumer Domestic, Consumer International and SPD	486,000
Victorville, California(4)	—	Consumer Domestic and Consumer International	300,000
Grandview, Missouri	—	Consumer Domestic and Consumer International	250,000
Ridgefield, Washington(3)	—	Consumer Domestic and Consumer International	190,000

Location	Products Manufactured	Segment	Approximate Area (Sq. Feet)
Mississauga, Canada(6)	—	Consumer International	123,000
Folkestone, England(7)	—	Consumer International	78,500
Revel, France	—	Consumer International	35,500
Mexico City, Mexico	—	Consumer International	27,500
Sydney, Australia	—	Consumer International	24,900
Feira de Santana, Bahia, Brazil	—	SPD	21,700
Langley, British Columbia(3)	—	Consumer International	6,300
Offices
Levallois, France	—	Consumer International	21,600
Mississauga, Canada	—	Consumer International	17,000
Folkestone, England(8)	—	Consumer International	11,000
Dover, England	—	Consumer International	9,400

(1)	Manufacturing site is idle.
(2)	Lease expires in 2015. The Company has subleased this building through the end of the lease term.
(3)	There are a total of 11 buildings in Vancouver, Washington, Ridgefield, Washington and Langley, British Columbia dedicated to the Company’s dietary supplements business. All leases have an expiration date of December 2020, except for Langley (May 2015), Ridgefield (March 2014) and one building in Vancouver (September 2014).
(4)	Lease expires in 2024, subject to two five-year extensions at the option of the Company.
(5)	Lease expires in April 2017, subject to review every five years.
(6)	Lease expires in 2022, subject to two five-year extensions at the option of the Company.
(7)	Lease expires in March 2022, with break options every eight years.
(8)	Lease expires in November 2024, with break options every seven years.

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

General

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. Litigation is subject to many uncertainties, and the outcome of certain individual litigated matters may not be reasonably predictable and any related damages may not be estimable. Some litigation matters, including those described below, could result in an adverse outcome for the Company, and any such adverse outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Brazil Environmental Matters

In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by the environmental authority in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills. QGN ceased site operations in August 2010. In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills. In addition, despite repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million Brazilian Real (approximately U.S. $2.4 million) for the discharge of contaminants above allowable limits. The description of the fine included a reference to aggravating factors that may indicate that local “management’s intent” was considered in determining the severity of the fine, which could result in criminal liability for members of local management. In January 2011, QGN filed with IMA an administrative defense to the fine, suspending any enforcement activities pending its defense. IMA has not yet formally responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures, including the removal of the landfills, and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, in February 2011, IMA issued a revised Remediation Notification (the “Revised Remediation Notification”) providing for further site analysis by QGN, including further study of the integrity of the landfills. The Revised Remediation Notification did not include a requirement to remove the landfills; however, it did not foreclose the possibility of such requirement. QGN has responded to the Revised Remediation Notification providing further information regarding the remediation measures, and is in discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on an appropriate remediation plan. In mid-2011, QGN, consistent with the Revised Remediation Notice, began an additional site investigation and capped the two active landfills with an impervious synthetic cover. In 2012, QGN drained the waste pond. Discussions are continuing with INEMA concerning the potential removal of the landfills and other remediation activities, as well as the fine.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009 and $4.8 million in 2010 for remediation, fines and related costs. As of December 31, 2012, QGN has spent approximately $2.5 million on remediation activities. Despite INEMA’s informal indications to the Company that it may not require the removal of the landfills, it remains reasonably possible that INEMA will require such removal, and the Company could be unsuccessful in appealing such decision. The Company estimates the cost of such landfill removal would be in the range of $30 million to $50 million.

Home Pregnancy and Ovulation Test Kit Litigation

On January 22, 2009, SPD Swiss Precision Diagnostics GmbH (“SPD GmbH”) filed a complaint against the Company in the U.S. District Court for the Northern District of California. The Company’s motion to transfer the case to the U.S. District Court for the District of New Jersey was granted in April 2009. On January 15, 2010, the Company filed a complaint for declaratory relief against SPD GmbH, also in the New Jersey District Court, and in response SPD GmbH filed counterclaims against the Company. Each party’s initial and subsequent claims against the other have been consolidated before that Court. The discovery phase of the litigation is now complete and the parties have each filed potentially dispositive motions. No trial date has been set.

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

The Company intends to vigorously pursue its claims and defenses against SPD GmbH. In parallel, it has also commenced settlement discussions with respect to this matter and does not currently expect that any amounts payable or undertakings made as a result of any settlement would be material. There can be no assurance that a settlement will be reached on acceptable terms or at all, in which case the outcome of this matter is not reasonably predictable, although an adverse outcome is reasonably possible. At this stage of the litigation, it is not possible to estimate the amount of any damages, or determine the impact of any equitable relief that may be granted.

ARM & HAMMER ESSENTIALS Natural Deodorant Litigation

The Company has been named as a defendant in a purported class action lawsuit alleging unfair, deceptive and unlawful business practices with respect to the advertising, marketing and sales of ARM & HAMMER ESSENTIALS Natural Deodorant. Specifically, on March 9, 2012, Plaintiffs Stephen Trewin and Joseph Farhatt, on behalf of themselves and all others similarly situated, filed a complaint against the Company in the U.S. District Court for the District of New Jersey alleging violations of the New Jersey Consumer Fraud Act, violations of the Missouri Merchandising Practices Act and breach of implied warranty.

The original complaint alleges, among other things, that the Company uses a marketing and advertising campaign that is centered around the claim that the ARM & HAMMER ESSENTIALS Natural Deodorant is a “natural” product that contains “natural” ingredients and provides “natural” protection. The complaint alleges that the advertising and marketing campaign is false and misleading because the product contains artificial and synthetic ingredients. Among other things, the complaint seeks an order certifying the case as a class action, appointing Plaintiffs as class representatives and appointing Plaintiffs’ counsel to represent the class. The complaint also seeks restitution and disgorgement of all amounts obtained by the Company as a result of the alleged misconduct; compensatory, actual, statutory and other unspecified damages allegedly suffered by Plaintiffs and the purported class; up to treble damages for alleged violation of the New Jersey Consumer Fraud Act; punitive damages for alleged violations of the Missouri Merchandising Practices Act; an order requiring the Company to immediately cease its alleged wrongful conduct; an order requiring the Company to engage in a corrective notice campaign; an order requiring the Company to pay to Plaintiffs and all members of the purported class the amounts paid for ARM & HAMMER ESSENTIALS Natural Deodorant; statutory prejudgment and post-judgment interest; and, reasonable attorneys’ fees and costs.

On May 14, 2012, the Company filed a motion to dismiss the original complaint. On December 10, 2012, the Court issued an order granting the Company’s motion and dismissed the original complaint without prejudice. On January 7, 2013, Plaintiffs filed an amended complaint seeking relief similar to that sought in the original complaint, but excluding the breach of implied warranty claim.

The Company intends to vigorously defend against the allegations asserted in the amended complaint. While a material adverse outcome in this matter is reasonably possible, at this preliminary stage of the litigation it is not possible to estimate the amount of any damages or determine the impact of any equitable relief that may be granted.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	2012			2011
Common Stock Price Range and Dividends	Low	High	Dividend	Low	High	Dividend
1st Quarter	$44.21	$49.74	$0.24	$33.83	$40.59	$0.17
2nd Quarter	$49.16	$55.50	$0.24	$38.88	$42.37	$0.17
3rd Quarter	$50.62	$59.27	$0.24	$36.78	$46.29	$0.17
4th Quarter	$49.59	$55.42	$0.24	$42.00	$46.45	$0.17
Full Year	$44.21	$59.27	$0.96	$33.83	$46.45	$0.68

Based on composite trades reported by the New York Stock Exchange.

Applicable stock price ranges have been restated to reflect the Company’s 2-for-1 stock split effected in the form of a stock dividend on June 1, 2011.

Approximate number of holders of Church & Dwight’s Common Stock as of December 31, 2012: 1,786

The following graph compares the yearly change in the cumulative total stockholder return on the Company Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below. The returns are indexed to a value of $100 at December 31, 2007. Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

(1)	S&P 500 Household Products Index consists of THE CLOROX COMPANY, COLGATE-PALMOLIVE COMPANY, KIMBERLY-CLARK CORPORATION and THE PROCTER & GAMBLE COMPANY.

	INDEXED RETURNS (Years Ending)
Company / Index	2007	2008	2009	2010	2011	2012
Church & Dwight Co., Inc.	100.00	104.40	113.41	130.74	176.20	210.18
S&P 500 Index	100.00	63.00	79.67	91.67	93.60	108.58
S&P 500 Household Products Index	100.00	86.08	91.95	98.55	108.69	118.23

Share Repurchase Authorization

On October 31, 2012, the Company’s Board of Directors authorized a new share repurchase program, under which the Company may purchase up to an additional $300 million of the Company’s common stock. Under the new program, shares may be repurchased from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, and corporate and legal requirements. There is no expiration date on the stock repurchase authorization and the Company is not obligated to acquire any specific number of shares. The previous share repurchase program announced in August 2011 had an authorization of $300 million, $20 million of which remained available on October 31, 2012.

In 2012, the Company purchased approximately 5 million shares at an aggregate cost of approximately $250 million under both programs. As of December 31, 2012, the Company had used the full $300 million authorized under the August 2011 program, and had $270 million remaining available for use under the October 2012 program. In January 2013, the Company purchased an additional 0.9 million shares at an aggregate cost of approximately $50 million. As of the filing date of this Annual Report, the Company has made no additional purchases in 2013 and has approximately $220 million remaining for use in the repurchase of the Company’s shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced in All Plans or Programs as of 12/31/2012	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs as of 12/31/2012
11/1/2012 to 11/30/2012	976,306	$51.23	976,306	$269,845,057

Total	976,306	$51.23	976,306

(1)	Average price paid per share in the period includes commissions.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and related notes to those statements included in this Annual Report. The selected historical consolidated financial data for the periods presented have been derived from the Company’s audited consolidated financial statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW

(In millions, except per share data)

(In millions except per share data and employees)	2012(1)	2011(1)	2010(1)	2009(1)	2008(1)
Operating Results
Net Sales	$2,921.9	2,749.3	2,589.2	2,520.9	2,422.4
Marketing	$357.3	354.1	338.0	353.6	294.1
Research & Development	$54.8	55.1	53.7	55.1	51.2
Income from Operations(2,3,4)	$545.1	492.6	445.0	412.9	340.3
% of Sales	18.7%	17.9%	17.2%	16.4%	14.1%
Net Income(2,3,6)	$349.8	309.6	270.7	243.5	195.2
Net Income per Share-Basic(6)	$2.50	2.16	1.91	1.73	1.44
Net Income per Share-Diluted(6)	$2.45	2.12	1.87	1.70	1.39
Financial Position
Total Assets	$4,098.1	3,117.6	2,945.2	3,118.4	2,801.4
Total Debt(4)	$903.2	252.3	339.7	816.3	856.1
Total Stockholders’ Equity	$2,061.1	2,040.8	1,870.9	1,601.8	1,331.7
Total Debt as a % of Total Capitalization	30%	11%	15%	34%	39%
Other Data
Average Common Shares Outstanding-Basic	140.1	143.2	142.0	140.8	135.7
Cash Dividends Paid	$134.5	97.4	44.0	32.3	23.1
Cash Dividends Paid per Common Share	$0.96	0.68	0.31	0.23	0.17
Stockholders’ Equity per Common Share	$14.71	14.25	13.17	11.38	9.81
Additions to Property, Plant & Equipment(5)	$74.5	76.6	63.8	135.4	98.3
Depreciation & Amortization	$85.0	77.1	71.6	85.4	71.4
Employees at Year-End	4,354	3,457	3,543	3,664	3,530

(1)	Period to period comparisons of the data presented above are impacted by the effect of acquisitions and divestitures made by the Company, and a two-for-one stock split in 2011 effected in the form of a stock dividend. For further explanation of the impact of the acquisitions occurring in 2012, 2011 and 2010, refer to Note 6 to the consolidated financial statements.
(2)	2009 results include a pre-tax net gain of $20 million ($12 million after tax) related to settlement of the Company’s litigation with Abbott Laboratories, Inc. and a pre-tax charge of $25.5 million ($15.6 million after tax) related to the shutdown of the Company’s North Brunswick, New Jersey plant.
(3)	2010 results include a pension settlement charge of approximately $24 million pre-tax ($15.5 million after tax).
(4)	2012 results reflects an increase of $650 million in debt and its impact on interest expense due to acquisition of Avid Health, and 2010 results reflects a payment of the reduction in debt due to $408 million outstanding balance under, and termination of, the Company’s term loan provided by a syndicate of banks.
(5)	2012 results includes $37.8 million for expenditures for the Victorville, 2009 and 2008 results include $85 million and $51 million respectively, for construction of the York, Pennsylvania facility.
(6)	2011 results include a $13 million or $0.09 per share charge associated with an international deferred tax valuation allowance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements.

OVERVIEW

Our Business

We develop, manufacture, market and sell a broad range of household, personal care and specialty products. We sell our consumer products under a variety of brands through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, dollar, pet and other specialty stores, and websites, all of which sell the products to consumers. We also sell specialty products to industrial customers and distributors. The Company focuses its consumer products marketing efforts principally on its eight “power brands.” These well-recognized brand names include ARM & HAMMER (used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent), TROJAN condoms, XTRA laundry detergent, OXICLEAN stain removers and cleaning solutions, NAIR depilatories, FIRST RESPONSE home pregnancy and ovulation test kits, ORAJEL oral analgesics and SPINBRUSH battery-operated toothbrushes.

We operate our business in three primary segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”). The Consumer Domestic segment includes the eight power brands and other household and personal care products such as SCRUB FREE, KABOOM and ORANGE GLO cleaning products, L’IL CRITTERS and VITAFUSION dietary supplements, FELINE PINE cat litter, ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant, CLOSE-UP and AIM toothpastes and SIMPLY SALINE nasal saline moisturizer. The Consumer International segment primarily sells a variety of personal care products, some of which use the same brand names as our domestic product lines, in international markets, including Canada, France, Australia, the United Kingdom, Mexico, Brazil and China. The SPD segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2012, the Consumer Domestic, Consumer International and SPD segments represented approximately 74%, 17% and 9%, respectively, of our consolidated net sales.

Industry Trends, Uncertainties and Our Strategic Response

Our ability to generate sales depends on consumer demand for our products, which is affected by general economic conditions in our markets. In 2012, many of the markets in which we operate continued to experience general economic softness and weak or choppy consumer demand. Although our consumer products generally are consumer staples and less vulnerable to decreases in discretionary spending than other products, the continued economic downturn has reduced demand in many of our categories, particularly those in personal care, and affected our sales in recent periods. We expect challenging conditions of the last several years may persist in 2013 primarily due to continued weak consumer demand in many of our categories, and continuing pricing pressures. To continue to deliver attractive results for our shareholders in this environment, we intend to remain aggressive in our pursuit of several key strategic initiatives, and specifically to maintain competitive marketing and trade spending, manage our cost structure, continue to develop and launch new and differentiated products and pursue strategic acquisitions. We also intend to continue to balance our product sales both geographically (in an attempt to mitigate the impact of weakness in any one area), and between premium and value brand offerings (to appeal to a wide range of consumers).

Over the past 12 years, we have diversified from an almost exclusively U.S. business to a global company with approximately 21% of our sales derived from foreign countries. We have operations in seven countries (Canada, Mexico, U.K., France, Australia, Brazil and China) and export to over 80 other countries. In 2012 we benefited from our concentration in North America in light of the economic downturn in Europe and the strengthening U.S. dollar; however, we have continued and will continue to focus on expanding our global business.

Generally weak economic conditions have caused slow growth or declines in most of our consumer product categories, especially in personal care. Some customers have responded to economic conditions by increasing their private label offerings (primarily in the dietary supplements, diagnostic kits and oral analgesics categories), and consolidating the product selections they offer to the top few leading brands in each category. In addition, an increasing portion of our product categories are being sold by club stores and mass merchandisers. All of these customer responses have placed downward pressure on our sales and gross margins.

Our strategy in response to these customer actions is to continue to focus on strengthening our key brands, including our “power brands” and certain other important brands, such as L’IL CRITTERS and VITAFUSION dietary supplements, with market leading positions in their categories, through the launch of innovative new products, increased marketing spending and strong sales execution. Despite challenging economic conditions and customer responses to these conditions, we were able to grow market share in six of eight of our “power brands” in 2012, including laundry detergent. Our product portfolio consists of both premium (60%) and value (40%) brands, which we believe enables us to succeed in a range of economic environments. Our value brands have performed strongly during economic downturns, and we intend to continue to develop a portfolio of appealing new products to build loyalty among cost-conscious consumers. In 2012, we launched innovative new products in both existing and new categories, including ARM & HAMMER ULTRA LAST, a longer lasting clumping cat litter, OXICLEAN Dishwashing Booster, which removes cloudy film and food particles on glasses and dishes, a line of toothpaste for sensitive teeth under the ARM & HAMMER brand and ARM & HAMMER TOOTH TUNES battery operated toothbrushes with proprietary technology that delivers music while brushing. In 2013, we also plan to increase marketing spending focused behind the launch of innovative new premium products in our power brands (including ARM & HAMMER ULTRA POWER 4X, a concentrated form of liquid laundry detergent, and a line of lubrication products under our TROJAN brand), which we expect will continue to drive market share gains.

We also continued to experience high raw material and energy costs throughout 2012. Historically, we have been able to mitigate the effects of cost increases primarily by implementing cost reduction programs and, to a lesser extent, by passing along some of these cost increases to our customers. We have also entered into pre-buying arrangements with certain suppliers and hedge agreements for diesel fuel costs. However, the increased price competition that we have experienced in recent periods has diminished the impact of some of these measures and affected our gross margins. Maintaining tight controls on our overhead costs has been a hallmark of our Company and has enabled us to effectively navigate recent challenging economic conditions.

The identification and integration of strategic acquisitions are an important component of our overall strategy. Our failure to effectively implement this initiative, including a failure to integrate any acquisition or achieve expected synergies, may cause us to incur material asset write-downs. We actively seek acquisitions that fit our guidelines and our strong financial position provides us with flexibility to take advantage of acquisition opportunities. In addition, our ability to quickly integrate acquisitions and leverage our existing infrastructure have enabled us to establish a strong track record in making accretive acquisitions. Since 2001, we have acquired seven of our eight current “power brands”. In 2012, we completed the acquisition of our L’IL CRITTERS and VITAFUSION dietary supplements.

For information regarding risks and uncertainties that could materially adversely affect our business, results of operations and financial condition, see “Risk Factors” in Item 1A of this Annual Report.

Recent Developments

Avid Acquisition

On October 1, 2012, the Company acquired all of the issued and outstanding capital stock of Avid Health, Inc. (“Avid Health”). Avid Health is a leader in the dietary supplement category that includes vitamins and minerals. Its products, among others, include L’IL CRITTERS children’s gummy form dietary supplements and VITAFUSION adult gummy form dietary supplements. The total purchase price was approximately $650 million, which is subject to adjustment based on the closing working capital of Avid Health and its subsidiaries. The Company financed the acquisition with a combination of proceeds from an underwritten public offering of $400 million aggregate principal amount of 2.875% Senior Notes due 2022, the issuance of commercial paper and cash.

Avid Health’s annual sales for the twelve months ended June 2012 were approximately $230 million. These dietary supplement brands will be managed principally within the Consumer Domestic segment.

New Corporate Office Building

On July 20, 2011, the Company entered into a 20 year lease for a new corporate headquarters building constructed in Ewing, New Jersey (approximately 10 miles from the Company’s former corporate headquarters in Princeton, New Jersey) to meet office space needs for the foreseeable future. The Company began occupancy in late 2012 and as a result, the lease will expire in 2032. The Company’s lease commitment is approximately $116 million over the lease term. Based on certain clauses in the lease, the Company is considered the owner for financial statement reporting purposes, and recorded approximately $50 million as of December 31, 2012 in building assets and a corresponding amount in other long-term liabilities.

2.875% Senior notes

On September 26, 2012, the Company closed an underwritten public offering of $400 million aggregate principal amount of 2.875% Senior Notes (the “Notes”). The Notes were issued under the second supplemental indenture (the “Second Supplemental Indenture”), dated September 26, 2012, to the indenture dated December 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Interest on the 2.875% Notes is payable semi-annually, beginning April 1, 2013. The Notes will mature on October 1, 2022, unless earlier retired or redeemed pursuant to the terms of the Second Supplemental Indenture.

Share Repurchase Authorization

On October 31, 2012, the Company’s Board of Directors authorized a new share repurchase program, under which the Company may purchase up to an additional $300 million of the Company’s common stock. Under the new program, shares may be repurchased from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, and corporate and legal requirements. There is no expiration date on the stock repurchase authorization and the Company is not obligated to acquire any specific number of shares. The previous share repurchase program announced in August 2011 had an authorization of $300 million, $20 million of which remained available on October 31, 2012.

In 2012, the Company purchased approximately 5 million shares at an aggregate cost of approximately $250 million under both programs. As of December 31, 2012, the Company had used the full $300 million authorized under the August 2011 program, and had $270 million remaining available for use under the October 2012 program. In January 2013, the Company purchased an additional 0.9 million shares at an aggregate cost of approximately $50 million. As of the filing date of this Annual Report, the Company has made no additional purchases in 2013 and has approximately $220 million remaining for use in the repurchase of the Company’s shares.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. of America (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these judgments are subject to uncertainty. They are based on the Company’s historical experience, its observation of trends in industry, information provided by its customers and information available from other outside sources, as appropriate. The Company’s significant accounting policies and estimates are described below.

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of the Company’s revenue represents sales of finished goods inventory and is recognized when delivered or picked up by our customers. The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers). All such costs are netted against sales. Slotting costs are recorded when the product is delivered to the customer. Cooperative advertising costs are recorded when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold. The Company relies on historical experience and forecasted data to determine the required reserves. For example, the Company uses historical experience to project coupon redemption rates to determine reserve requirements. Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, an approximately $2.1 million difference in the reserve required for coupons would result. With regard to other promotional reserves and sales returns, the Company uses experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required. If the Company’s estimates for promotional activities and sales returns were to change by 10% the impact to promotional spending and sales return accruals would be approximately $6.7 million. While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations. During the twelve months ended December 31, 2012, 2011 and 2010, the Company reduced promotion liabilities by approximately $4.0 million, $8.2 million and $6.8 million, respectively, based on a change in estimate as a result of actual experience and updated information. These adjustments are immaterial relative to the amount of trade promotion expense incurred annually by the Company.

Impairment of goodwill, trademarks and other intangible assets and property, plant and equipment

Carrying values of goodwill, trademarks and other indefinite lived intangible assets are reviewed periodically for possible impairment. For finite intangible assets, the Company assesses business triggering events. The Company’s impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate. Management uses estimates based on expected trends in making these assumptions. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. For trademarks and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. Judgment is required in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired. The result of the Company’s annual goodwill impairment test determined that the estimated fair value substantially exceeded the carrying values of all reporting units. In addition, there were no intangible impairment charges for the three year period ended December 31, 2012.

It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) the businesses or brands do not perform as projected, (ii) overall economic conditions in 2013 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA. A future impairment charge for goodwill or intangible assets could have a material effect on the Company’s consolidated financial position or results of operations.

Property, plant and equipment and other long-lived assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of Company assets and liabilities. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews to identify idle and underutilized equipment, and reviews business plans for possible impairment implications. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and fair value.

The Company recognized charges related to plant impairment and equipment obsolescence, which occurs in the ordinary course of business during the three year period, ended December 31, 2012 as follows:

	For the Year Ended December 31,
(In millions)	2012	2011	2010
Segments:
Consumer Domestic	$1.6	$1.9	$0.6
Consumer International	0.4	0.2	0.0
Specialty Products	0.1	1.0	3.1

Total	$2.1	$3.1	$3.7

The 2012 Consumer Domestic and SPD charges are due to the idling of equipment and the Consumer International charge is due to the cancelation of a software project. The 2011 Consumer Domestic charge is a result of the idling of equipment. The 2011 SPD charge is associated with the Company’s decision to explore strategic options for the specialty chemical business in Brazil. In 2010, the Company recorded a plant asset impairment charge of approximately $3.1 million, representing the carrying value of certain assets associated with its Brazil subsidiary. The charge is a result of a reduction in forecasted sales volume which has negatively impacted projected profitability. The charge is included in cost of sales in the SPD segment. The other charges in 2010 are due to the idling of certain equipment. The estimates and assumptions used in connection with impairment analyses are consistent with the business plans and estimates that the Company uses to manage its business operations. Nevertheless, future outcomes may differ materially from management’s estimates. If the Company’s products fail to achieve estimated volume and pricing targets, market conditions unfavorably change or other significant estimates are not realized, then the Company’s revenue and cost forecasts may not be achieved, and the Company may be required to recognize additional impairment charges.

Inventory valuation

When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value, which reflects any costs to sell or dispose). The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. In addition, the Company’s allowance for obsolescence may be impacted by the reduction of the number of stock keeping units (SKUs). The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to inventory to reflect a reduction in net realizable value were $5.7 million at December 31, 2012, and $4.7 million at December 31, 2011.

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

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for the Company’s pension plans and postretirement plans, the Company refers to an applicable index and expected term of benefit payments to select a discount rate at which it believes the plan benefits could be effectively settled. The Company’s weighted average discount rate for its international pension plans as of December 31, 2012 is 4.16% as compared to 4.73% used at December 31, 2011. Based on the published rate as of December 31, 2012 that matched estimated cash flows for the plans, the Company used a weighted average discount rate of 3.89% for its postretirement plans as compared to 4.32% used at December 31, 2011.

The expected long-term rate of return on international pension plan assets is selected by taking into account the historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and known economic and market conditions at the time of valuation. Based on these factors, the Company’s weighted average expected long-term rate of return for assets of its pension plans for 2012 was 5.35%, compared to 5.87% used in 2011. A 50 basis point change in the expected long-term rate of return would result in an approximate $0.4 million change in pension expense for 2013.

As noted above, changes in assumptions used by management may result in material changes in the Company’s pension and postretirement benefit costs. In 2012, other comprehensive income reflected a $5.9 million increase in its remaining pension plan obligations and a $1.9 million increase for postretirement benefit plans. The changes are primarily related to the change in discount rates for all plans.

The Company made cash contributions of approximately $4.4 million to its pension plans in 2012. The Company estimates it will be required to make cash contributions to its pension plans of approximately $4.4 million in 2013 to offset 2013 benefit payments and administrative costs in excess of investment returns.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized. The Company records liabilities for potential assessments in various tax jurisdictions under ASC Topic 740, Income Taxes. The liabilities relate to tax return positions that, although supportable by the Company, may be challenged by the tax authorities and do not meet the minimum recognition threshold required under applicable accounting guidance for the related tax benefit to be recognized in the income statement. The Company adjusts this liability as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations. Many of the judgments involved in adjusting the liability involve assumptions and estimates that are highly uncertain and subject to change. In this regard, settlement of any issue, or an adverse determination in litigation, with a taxing authority could require the use of cash and result in an increase in our annual tax rate. Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to our annual tax rate.

New Accounting Pronouncements

During the second quarter of 2012, the Company adopted new guidance on reporting and presentation of comprehensive income. The new guidance requires an entity to report comprehensive income either in a single continuous financial statement (together with components of net income) or in a separate financial statement immediately following the income statement. The Company elected to provide consolidated statements of income and consolidated statements of comprehensive income in two separate but consecutive statements. See the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income and related Note 15 for additional information. The new requirements did not have an impact on the Company’s financial position, results of operations or cash flows.

On July 27, 2012, the Financial Accounting Standards Board (FASB) issued new guidance to simplify how entities test indefinite-lived intangible assets for impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative indefinite-lived intangible asset impairment test. The new pronouncement did not have any impact on the Company’s financial position, results of operations or cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the twelve months ended December 31, 2012 did not require the Company to include additional financial statement disclosures and had no impact on the Company’s financial position, results of operations or cash flows.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment. The discussion of the Company’s consolidated results of operations and segment operating results is presented on a historical basis for the years ending December 31, 2012, 2011, and 2010. The segment discussion also addresses certain product line information. The Company’s operating units are consistent with its reportable segments.

Consolidated results

2012 compared to 2011

Net Sales

Net sales for the year ended December 31, 2012 were $2,921.9 million, $172.6 million or approximately 6.3% above 2011 net sales. The components of the net sales increase are the following:

Net Sales—Consolidated	December 31, 2012
Product volumes sold	6.3%
Pricing/Product mix	(1.1%)
Foreign exchange rate fluctuations	(0.8%)
Acquired product lines(1)	3.1%
Change in fiscal calendar	(0.6%)
Sales in anticipation of information systems upgrade	(0.6%)

Net Sales increase	6.3%

(1)	On October 1, 2012, the Company acquired Avid Health. On June 28, 2011, the Company acquired BATISTE dry shampoo. Net sales of the acquired product lines subsequent to the acquisition are included in the Company’s results. (See Note 6 to the condensed consolidated financial statements included in this Annual Report for further information.)

The volume change primarily reflects increased sales of products in both Consumer Domestic and Consumer International, partially offset by unfavorable product mix and pricing primarily in Consumer Domestic. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the U.S.

Operating Costs

The Company’s gross profit for 2012 was $1,291.4 million, a $76.9 million increase as compared to 2011. The gross profit increase was primarily attributable to higher sales volumes and contributions from the acquired product lines, in-house production of unit dose detergent and the Company’s new manufacturing and distribution facility in Victorville, California (the “Victorville Facility”), partially offset by unfavorable pricing and mix, higher commodity costs that were partially offset by productivity improvement programs and the unfavorable effect of foreign exchange rates. Gross margin was 44.2% in 2012 as well as in 2011. Gross margin was favorably impacted by manufacturing cost reduction projects partially offset by higher commodity costs and an inventory step-up charge related to the Avid Health acquisition.

Marketing expenses for 2012 were $357.3 million, an increase of $3.2 million as compared to 2011 due primarily to the effect of the acquired businesses, partially offset by the impact of foreign exchange rates. Marketing expenses as a percentage of net sales were 12.2% in 2012 as compared to 12.9% in 2011. This reduction is due to a shift toward higher trade promotion spending, which is included in net sales, and partly due to the lower spending rate of the acquired Avid Health dietary supplements business.

Selling, general and administrative expenses (“SG&A”) expenses for 2012 were $389.0 million, an increase of $21.2 million as compared to 2011 due to costs associated with the Avid Health acquisition, higher costs for salaries and fringe benefits, costs associated with the Company’s new headquarter facility and unfavorable foreign exchange rates partially offset by lower legal expenses.

Other Income and Expenses

Equity in earnings of affiliates was $8.9 million as compared to $10.0 million in 2011. The decrease is primarily due to costs related to the start-up of the Natronx Technologies LLC (“Natronx”) joint venture.

Interest expense in 2012 increased $5.3 million compared to 2011 primarily due to the debt incurred to purchase Avid Health. The Company issued $400 million of 2.875% Senior Notes and $250 million of commercial paper at the end of the third quarter of 2012. (See the “Liquidity and capital resources” below in this Management’s Discussion and Analysis for further information.)

Taxation

The 2012 tax rate was 35.5% as compared to 37.4% in 2011. The tax rate in 2012 was favorably affected by the settlement of a U.S Internal Revenue Service audit for the years 2008 and 2009 in the first quarter. The effective tax rate for 2011 included a charge for the establishment of a valuation allowance of approximately $13 million against the deferred tax assets of the Company’s Brazilian subsidiary, offset by a deferred income tax benefit of approximately $6 million relating to New Jersey’s corporate tax reform legislation enacted in April 2011.

Consolidated results

2011 compared to 2010

Net Sales

Net sales for the year ended December 31, 2011 were $2,749.3 million, $160.1 million or approximately 6.2% above 2010 net sales. The components of the net sales increase are the following:

Net Sales—Consolidated	December 31, 2011
Product volumes sold	3.9%
Pricing/Product mix	0.2%
Foreign exchange rate fluctuations	1.0%
Change in customer delivery arrangements	(0.2%)
Acquired product lines(1)	1.3%
Divested product lines(2)	(0.1%)
Discontinued product line	(0.8%)
Change in fiscal calendar	0.6%
Sales in anticipation of information systems upgrade	0.3%

Net Sales increase	6.2%

(1)	On June 28, 2011, the Company acquired the BATISTE dry shampoo product line. The Company acquired the SIMPLY SALINE product line on June 4, 2010, and the FELINE PINE product line on December 21, 2010. Net sales of the acquired product lines subsequent to the acquisition are included in the Company’s results.
(2)	Product lines divested include the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010.

The volume change reflects increased sales of consumer products sold in the Consumer Domestic and Consumer International segments. SPD volumes were unchanged. Pricing had minimal impact on total net sales, as favorable pricing for SPD was offset by the unfavorable pricing for Consumer Domestic and Consumer International. Sales in the fourth quarter of 2011 benefited from a timing shift in customer buying patterns from the first quarter of 2012 to the fourth quarter of 2011 in advance of the January 1, 2012 information system implementation in the U.S. The impact on Income before Income Taxes on these sales was not material. The discontinued product line reflects the Company’s decision in late 2010 to cease a foreign subsidiary’s sale of a certain chemical product line. The impact of the discontinued product line on Income before Income Taxes was not material. Other components of the net sales increase reflect the Company’s change in delivery arrangements with certain customers at the beginning of the second quarter of 2010, which resulted in a reduction in net sales due to a transportation allowance for a customer pick-up program. Previously, the cost to ship product was included in cost of sales.

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

SG&A expenses were $367.8 million in 2011, a decrease of $7.0 million as compared to 2010. SG&A in 2010 included a $24 million charge related to the transfer and settlement of the Company’s U.S. pension plan obligations. Several components of the Company’s SG&A were higher in 2011 than in 2010, including higher legal expenses in 2011 related in part to the Company’s response to an FTC subpoena and defense of a related lawsuit, higher research and development expenses, transition and amortization expense related to the product lines acquired in 2010 and 2011 and the effect of foreign exchange rates, partially offset by lower incentive compensation costs and a gain on the sale of certain LAMBERT KAY product lines in 2010.

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

Interest expense for 2011 decreased $19.1 million compared to 2010. The decline was due to lower average debt outstanding as a result of the Company’s repayment of debt at the end of 2010, refinancing of its bond debt and the reversal of interest accruals following the settlement of a state tax audit. The 2010 amount includes a $3.0 million reversal of interest accruals associated with certain tax reserves following the settlement of a U.S. Internal Revenue Service (“IRS”) audit and the lapse of applicable statues of limitations, which was offset by a $4.3 million charge associated with the termination of the Company’s interest rate collar and interest swap agreements.

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

Segment results for 2012, 2011 and 2010

The Company operates three reportable segments: Consumer Domestic, Consumer International and SPD. These segments are determined based on differences in the nature of products and organizational and ownership structures. The results of the Avid Health acquisition are reflected in the Consumer Domestic segment. The Company also has a Corporate segment.

Segment	Products
Consumer Domestic	Household and personal care products

Consumer International	Primarily personal care products

SPD	Specialty chemical products

The Corporate segment income consists of equity in earnings (losses) of affiliates. The Company had 50% ownership interests in Armand Products Company (“Armand”), The ArmaKleen Company (“ArmaKleen”), and a one-third ownership interest in Natronx Technologies, LLC (“Natronx”) as of December 31, 2012. The Company’s equity in earnings or losses of Armand, ArmaKleen and Natronx for the twelve months ended December 31, 2012, 2011 and 2010, are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment Net Sales and Income Before Income Taxes for each of the three years ended December 31, 2012, 2011 and 2010 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate(3)	Total
Net Sales(1)
2012	$2,156.9	$510.1	$254.9	$0.0	$2,921.9
2011	1,979.1	509.1	261.1	0.0	2,749.3
2010	1,886.1	444.0	259.1	0.0	2,589.2

Income Before Income Taxes(2)
2012	$428.8	$71.0	$33.8	$8.9	$542.5
2011	386.0	68.9	29.7	10.0	494.6
2010	341.9	52.6	18.8	5.0	418.3

(1)	Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.4 million, $5.2 million and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	In determining Income Before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated among the segments based upon each segment’s relative Income from Operations.
(3)	Corporate segment consists of equity in earnings (loss) of affiliates from Armand, Armakleen and Natronx.

Product line revenues for external customers for the years ended December 31, 2012, 2011 and 2010 were as follows:

(In millions)	2012	2011	2010
Household Products	$1,411.3	$1,295.0	$1,207.4
Personal Care Products	745.6	684.1	678.7

Total Consumer Domestic	2,156.9	1,979.1	1,886.1
Total Consumer International	510.1	509.1	444.0
Total SPD	254.9	261.1	259.1

Total Consolidated Net Sales	$2,921.9	$2,749.3	$2,589.2

Consumer Domestic

2012 compared to 2011

Consumer Domestic net sales in 2012 were $2,156.9 million, an increase of $177.8 million or 9.0 % compared to net sales of $1,979.1 million in 2011. The components of the net sales change are the following:

Net Sales—Consumer Domestic	December 31, 2012
Product volumes sold	8.2%
Pricing/Product mix	(1.9%)
Acquired product lines(1)	3.5%
Sales in anticipation of information systems upgrade	(0.8%)

Net Sales increase	9.0%

(1)	On October 1, 2012, the Company acquired Avid Health. Net sales of acquired product lines subsequent to the acquisition are included in the Company’s segment results. (See Note 6 to the condensed consolidated financial statements included in this Annual Report for further information.)

The increase in net sales reflects sales from the Avid Health acquisition and higher sales of ARM & HAMMER liquid laundry detergent, XTRA liquid laundry detergent, ARM & HAMMER cat litter, OXICLEAN laundry additives and the recently introduced ARM & HAMMER CRYSTAL BURST unit dose laundry detergent. These increases were partially offset by lower sales of ARM & HAMMER powder laundry detergent, SPINBRUSH battery-operated toothbrushes, ANSWER diagnostic kits and ARRID deodorant. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the U.S.

Consumer Domestic income before income taxes for 2012 was $428.8 million, a $42.8 million increase as compared to 2011. The increase is due primarily to the impact of higher sales volumes, partially offset by the effect of unfavorable product mix and pricing and higher SG&A costs. Higher commodity and manufacturing costs were largely offset by productivity gains. The Avid Health acquisition did not impact income before income taxes due to an inventory step-up charge and interest expense offsetting the operating income of the business.

2011 compared to 2010

Consumer Domestic net sales in 2011 were $1,979.1 million, an increase of $93.0 million or 4.9% compared to net sales of $1,886.1 million in 2010. The components of the net sales change are the following:

Net Sales—Consumer Domestic	December 31, 2011
Product volumes sold	4.4%
Pricing/Product mix	(0.7%)
Change in customer delivery arrangements	(0.3%)
Acquired product lines(1)	1.3%
Divested product lines(2)	(0.2%)
Sales in anticipation of information systems upgrade	0.4%

Net Sales increase	4.9%

(1)	On June 4, 2010, the Company acquired the SIMPLY SALINE product line, and in late December 2010, acquired the FELINE PINE product line. Net sales of acquired product lines subsequent to the acquisition are included in the Company’s segment results. (See Note 6 to the condensed consolidated financial statements included in this Annual Report for further information.)
(2)	Product lines divested included the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010.

Higher sales of ARM & HAMMER liquid and powder laundry detergent, XTRA liquid laundry detergent, ARM & HAMMER SUPER SCOOP cat litter, and sales of acquired product lines were offset by lower sales of OXICLEAN laundry additives, ARM & HAMMER DENTAL CARE and other toothpaste products.

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

Consumer International

2012 compared to 2011

Consumer International net sales in 2012 were $510.1 million, an increase of $1.0 million or 0.2% as compared to 2011. The components of the net sales change are the following:

Net Sales—Consumer International	December 31, 2012
Product volumes sold	3.9%
Pricing/Product mix	(0.6%)
Foreign exchange rate fluctuations	(3.3%)
Acquired product lines(1)	3.1%
Change in fiscal calendar(2)	(2.9%)

Net Sales increase	0.2%

(1)	On June 28, 2011, the Company acquired BATISTE dry shampoo. Net sales of this product line subsequent to the acquisition are included in the Company’s segment results. (See Note 6 to the consolidated financial statements included in this Annual Report for further information.)
(2)	Beginning in 2012, the Company changed to a calendar year reporting basis. To facilitate this change, the fourth quarter of 2011 included an additional period of reporting for those three subsidiaries outside of North America that previously reported one month prior to period presented. This change increased 2011 net sales by $14.3 million and had a nominal impact on net income for 2011.

Higher sales volumes in 2012 occurred principally in Canada, United Kingdom and France. Higher U.S. exports also contributed to the sales increase. The Batiste acquisition contributed a full year of sales as compared to six months in 2011.

Consumer International income before income taxes was $71.0 million in 2012, an increase of $2.1 million compared to 2011. Higher profits are attributable to higher sales volume and contribution from the Batiste acquisition, partially offset by higher commodity costs, unfavorable pricing and product mix and unfavorable foreign exchange rates.

2011 compared to 2010

Consumer International net sales in 2011 were $509.1 million, an increase of $65.1 million or 14.7% as compared to 2010. The components of the net sales change are the following:

Net Sales—Consumer International	December 31, 2011
Product volumes sold	4.3%
Pricing/Product mix	(0.2%)
Foreign exchange rate fluctuations	5.4%
Acquired product lines(1)	2.0%
Divested products(2)	(0.1%)
Change in fiscal calendar(3)	3.3%
Sales in anticipation of information systems upgrade	0.0%

Net Sales increase	14.7%

(1)	On June 28, 2011, the Company acquired the BATISTE dry shampoo product line Net sales of this product line subsequent to the acquisition are included in the Company’s segment results. (See Note 6 to the consolidated financial statements included in this Annual Report for further information.)
(2)	Product lines divested included the BRILLO and certain LAMBERT KAY product lines, which were divested in the first quarter of 2010.
(3)	Beginning in 2012, the Company’s quarterly periods changed to a calendar year reporting basis. To facilitate this change, the fourth quarter of 2011 included an additional period of reporting for those three subsidiaries outside of North America that used to report one month prior to period presented. This change resulted in increasing 2011 net sales by $14.3 million or 3.3% and had a nominal impact on net income for the year.

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

Specialty Products

2012 compared to 2011

SPD net sales were $254.9 million for 2012, a decrease of $6.2 million, or 2.4% as compared to 2011. The components of the net sales change are the following:

Net Sales—SPD	December 31, 2012
Product volumes sold	(3.1%)
Pricing/Product mix	3.9%
Foreign exchange rate fluctuations	(2.4%)
Sales in anticipation of information systems upgrade	(0.8%)

Net Sales increase	(2.4%)

The sales volume decrease in 2012 reflects reduced product sales of certain animal nutrition products, partially offset by higher pricing. The reduction in net sales is also due to unfavorable foreign exchange rates and the adverse impact in the first quarter of 2012 of a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the U.S.

SPD income before income taxes was $33.8 million in 2012, an increase of $4.2 million as compared to 2011. The increase in the income before income taxes for 2012 primarily reflects higher selling prices partially offset by lower sales volume, higher raw material costs of certain animal nutrition and performance products and foreign exchange rates.

2011 compared to 2010

SPD net sales were $261.1 million for 2011, an increase of $2.0 million, or 0.8% as compared to 2010. The components of the net sales change are the following:

Net Sales—SPD	December 31, 2011
Product volumes sold	(0.3%)
Pricing/Product mix	7.7%
Foreign exchange rate fluctuations	0.8%
Divested product lines(1)	(0.1%)
Discontinued product line	(7.7%)
Sales in anticipation of information systems upgrade	0.4%

Net Sales increase	0.8%

(1)	Product lines divested include the BRILLO product line, which was divested in the first quarter of 2010.

The pricing increase in 2011 reflects higher sales prices in response to raw material increases primarily in the animal nutrition and performance products businesses. The sales volume decrease reflects lower U.S. exports. The discontinued product line reflects the Company’s decision in late 2010 to cease a foreign subsidiary’s sale of a certain chemical product line.

SPD income before income taxes for 2011 was $29.7 million, an increase of $10.9 million as compared to 2010. The increase in income in 2011 reflects the profits on higher net sales and lower allocated interest expense partially offset by higher raw material costs. Income before taxes in 2011 also includes $3.0 million in charges associated with the Company’s decision to exit the chemical business in Brazil. Income before Taxes in 2010 includes expenses of $9.7 million associated with an increase in environmental reserves of $4.9 million and an impairment and plant shutdown charge of $4.8 million, both related to the Company’s Brazilian subsidiary. Cost of sales in 2010 includes $7.6 million of these charges and SG&A includes the remaining $2.1 million.

Liquidity and capital resources

As of December 31, 2012, the Company had $343.0 million in cash, approximately $250 million available through its revolving credit facility under its principal credit agreement (the “Credit Agreement”) and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $500 million, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement. To preserve its liquidity, the Company invests its cash primarily in prime money market funds.

As of December 31, 2012, the amount of cash and cash equivalents, included in the Company’s consolidated cash, that was held by foreign subsidiaries was approximately $168.2 million. If these funds are needed for operations in the U.S. the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S., and the Company does not currently expect to repatriate them to fund operations in the U.S.

On September 26, 2012, the Company closed an underwritten public offering of $400 million aggregate principal amount of 2.875% Senior Notes (the “2022 Notes”). The 2022 Notes were issued under the second supplemental indenture (the “Second Supplemental Indenture”), dated September 26, 2012, to the indenture dated December 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Interest on the 2022 Notes is payable semi-annually, beginning April 1, 2013. The 2022 Notes will mature on October 1, 2022, unless earlier retired or redeemed pursuant to the terms of the Second Supplemental Indenture. The Company used $250 million from commercial paper issuances, along with the $400 million of 2022 Notes and cash, to purchase Avid Health on October 1, 2012. These amounts remain outstanding as of December 31, 2012.

On December 15, 2010, the Company completed an underwritten public offering of $250 million aggregate principal amount of 3.35% senior notes due 2015 (the “2015 Notes”). The 2015 Notes were issued under (the “Base Indenture”), and a first supplemental indenture (the “First Supplemental Indenture”), dated December 15, 2010, between the Company and BNY Mellon, as trustee. On December 30, 2010, the proceeds of the offering were utilized to retire the outstanding $250 million principal amount of the Company’s 6% Senior Subordinated Notes due 2012. Interest on the 2015 Notes is payable on June 15 and December 15 of each year, beginning June 15, 2011. The 2015 Notes will mature on December 15, 2015, unless earlier retired or redeemed as described below.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity. (See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of this Annual Report.) The Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in its principal credit facility because the Company currently is, and anticipates that it will continue to be, in compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under the Credit Agreement. These financial ratios are discussed in more detail in this section under “Certain Financial Covenants.”

On February 1, 2012, the Board of Directors increased the Company’s regular quarterly dividend from $0.17 per share to $0.24 per share, equivalent to an annual dividend rate of $0.96 per share. The higher dividend raised the Company’s annualized dividend payout from approximately $97 million to approximately $135 million. On January 30, 2013, the Board of Directors again increased the Company’s regular quarterly dividend from $0.24 per share to $0.28 per share, equivalent to an annual dividend rate of $1.12 per share, commencing with the dividend payable on March 1, 2013 to stockholders of record at the close of business on February 15, 2013. The higher dividend raises the Company’s annualized dividend payout from approximately $135 million to approximately $156 million.

On October 31, 2012, the Company’s Board of Directors authorized a new share repurchase program, under which the Company may purchase up to an additional $300 million of the Company’s common stock. Under the new program, shares may be repurchased from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, and corporate and legal requirements. There is no expiration date on the stock repurchase authorization and the Company is not obligated to acquire any specific number of shares. The previous share repurchase program announced in August 2011 had an authorization of $300 million, $20 million of which remained available on October 31, 2012.

In 2012, the Company purchased approximately 5 million shares at an aggregate cost of approximately $250 million under both programs. As of December 31, 2012, the Company had used the full $300 million authorized under the August 2011 program, and had $270 million remaining available for use under the October 2012 program. In January 2013, the Company purchased an additional 0.9 million shares at an aggregate cost of approximately $50 million. As of the filing date of this Annual Report, the Company has made no additional purchases in 2013 and has approximately $220 million remaining for use in the repurchase of the Company’s shares.

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be approximately $85 million in 2013, fund its stock repurchase program to the extent implemented by management and pay dividends at the latest approved rate.

The Company did not have any mandatory fixed rate debt principal payments in 2012 and will not have any in 2013. Cash may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.

Net Debt

The Company had outstanding total debt of $903.2 million and cash of $343.0 million at December 31, 2012, resulting in net debt of $560.2 million at December 31, 2012. This compares to total debt of $252.3 million and cash of $251.4 million, resulting in net debt of $0.9 million at December 31, 2011. Net debt is defined as cash less total debt.

Cash Flow Analysis

	Year Ending December 31,
(In millions)	2012	2011	2010
Net cash provided by operating activities	$523.6	$437.8	$428.5
Net cash used in investing activities	$(741.3)	$(147.8)	$(180.4)
Net cash provided by (used in) financing activities	$305.2	$(226.5)	$(503.7)

Net Cash Provided by Operating Activities— The Company’s net cash provided by operating activities in 2012 increased $85.8 million to $523.6 million as compared to 2011. The increase was primarily due to an improvement in working capital. Working capital was favorably impacted due to the deferral of the Company’s fourth quarter 2012 federal tax payment of approximately $36.0 million as allowed by the IRS due to the impact of Hurricane Sandy, contributions from the Avid Health acquisition and smaller increases in accounts receivable due to the timing of cash collections.

Net Cash Used in Investing Activities—Net cash used in investing activities during 2012 was $741.3 million, reflecting the $652.3 million acquisition of Avid Health, $74.5 million of property, plant and equipment expenditures, relating in part to the Victorville Facility, and a $13.7 million investment in Natronx.

Net Cash Provided by (Used in) Financing Activities—Net cash provided by financing activities during 2012 was $305.2 million, principally reflecting $399.6 million of 2022 Notes (net of discount), and $250.0 million of commercial paper issued in connection with the acquisition of Avid Health, $42.6 million of proceeds and tax benefits from stock option exercises, partially offset by $250.4 million of common stock repurchases, $134.5 million of cash dividends and deferred financing costs of $3.4 million.

Certain Financial Covenants

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA”) is a component of the financial covenants contained in, and is defined in, the Company’s Credit Agreement. Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the U.S. The Company’s leverage ratio for the twelve months ended December 31, 2012 was 1.4, which is below the maximum of 3.5 permitted under the Credit Agreement, and the interest coverage ratio for the twelve months ending December 31, 2012 was 72.0, which is above the minimum of 3.0 permitted under the Credit Agreement. See Note 11 to the consolidated financial statements included in this Annual Report for further information relating to the Credit Agreement.

The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for 2012 is as follows:

(In millions)
Net Cash Provided by Operating Activities	$523.6
Interest paid	9.7
Current Income Tax Provision	179.5
Excess Tax Benefit on Stock Options Exercised	14.6
Change in Working Capital and Other Liabilities	(75.4)
Adjustments for Significant Acquisitions	46.8

Adjusted EBITDA (per Credit Agreement)	$698.8

Commitments as of December 31, 2012

The table below summarizes the Company’s material contractual obligations and commitments as of December 31, 2012.

	Payments Due by Period
(In millions)	Total	2013	2014 to 2015	2016 to 2017	After 2017
Short & Long-Term Debt
3.35% Senior Note	$250.0	$0.0	$250.0	$0.0	$0.0
2.875% Senior Note	400.0	0.0	0.0	0.0	400.0
Commercial paper issuances	250.0	250.0	0.0	0.0	0.0
Debt due to International Banks	3.8	3.8	0.0	0.0	0.0

	903.8	253.8	250.0	0.0	400.0

Interest on Fixed Rate Debt(1)	140.3	20.0	39.8	23.0	57.5
Lease Obligations	220.2	28.2	41.5	28.9	121.6
Other Long-Term Liabilities
Letters of Credit and Performance Bonds(2)	4.1	4.1	0.0	0.0	0.0
Pension Contributions(3)	4.4	4.4	0.0	0.0	0.0
Purchase Obligations(4)	233.7	166.9	52.7	6.2	7.9
Other(5)	11.0	0.5	1.0	1.0	8.5

Total	$1,506.5	$477.4	$384.0	$58.1	$587.0

(1)	Represents interest on the Company’s 3.35% senior notes due in 2015 and 2.875% senior notes due in 2022.
(2)	Letters of credit with several banks guarantee payment for items such as insurance claims in the event of the Company’sinsolvency and one year of rent on a warehouse. Performance bonds are principally for required municipal property improvements.

(3)	Pension contributions are based on actuarial assessments of government regulated employer funding requirements. These requirements are not projected beyond one year since they fluctuate with the change in plan assets, assumptions and demographics.
(4)	The Company has outstanding purchase obligations with suppliers at the end of 2012 for raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding, and do not represent total anticipated purchases.
(5)	Other includes stadium naming rights for a period of 20 years until December 2032.

The Company has excluded from the table above uncertain tax liabilities due to the uncertainty of the amount per period of payment. As of December 31, 2012, the Company has gross uncertain tax liabilities, including interest, of $9.6 million. (See Note 12 to the consolidated financial statements included in this Annual Report).

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

OTHER ITEMS

Market risk

Concentration of Risk

A group of three customers accounted for approximately 34%, 33% and 33% of consolidated net sales in 2012, 2011 and 2010, respectively, of which a single customer (Wal-Mart Stores, Inc and its affiliates) accounted for approximately 24%, 23% and 23% in 2012, 2011 and 2010, respectively.

Interest Rate Risk

The Company had outstanding total debt at December 31, 2012 of $903.2 million, of which 72% has a fixed weighted average interest rate of 3.06% and the remaining 28% constituted principally commercial paper issued by the Company that currently has an interest rate of less than 0.5%. The Company periodically considers entering into hedge agreements to mitigate the interest rate risk.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During 2012, the Company entered into hedge agreements with financial counterparties to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The floating rate payment is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index price during the applicable month and is designed to offset any increase or decrease in fuel surcharge payments that the Company pays to it common carriers. The agreements are expected to cover approximately 45% of the Company’s estimated diesel fuel requirements for 2013 and approximately 17% of the Company’s estimated diesel fuel requirements for 2014. These agreements qualify for hedge accounting. Therefore, changes in the fair value of diesel fuel hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in the U.S. Dollar, Canadian Dollar, British Pound and Euro. The Company entered into forward exchange contracts to protect it from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows. The face value of the unexpired contracts as of December 31, 2012 totaled $34.7 million. The contracts qualified as foreign currency cash flow hedges, and, therefore, changes in the fair value of the contracts were recorded in Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

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

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section. Refer to page 44 of this Annual Report on Form 10-K.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective.

Management has excluded Avid Health, Inc. from its assessment of internal control over financial reporting as of December 31, 2012 because Avid Health was acquired by the Company on October 1, 2012. The acquired business’ internal control over financial reporting and related processes have not been integrated into the Company’s existing systems and internal control over financial reporting, and have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The total assets and total revenues of Avid Health represent 20% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have audited the Company’s internal control over financial reporting. Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedules appear on pages 47 and 48 of this Annual Report on Form 10-K.

/s/ JAMES R. CRAIGIE	/s/ MATTHEW T. FARRELL
James R. Craigie	Matthew T. Farrell
Chairman and Chief Executive Officer	Chief Financial Officer

February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Church & Dwight Co., Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, NJ
February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Avid Health, Inc., which was acquired on October 1, 2012 and whose financial statements constitute 20% of total assets and 2% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Avid Health, Inc.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 22, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Parsippany, NJ
February 22, 2013

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2012	2011	2010
Net Sales	$2,921.9	$2,749.3	$2,589.2
Cost of sales	1,630.5	1,534.8	1,431.4

Gross Profit	1,291.4	1,214.5	1,157.8
Marketing expenses	357.3	354.1	338.0
Selling, general and administrative expenses	389.0	367.8	374.8

Income from Operations	545.1	492.6	445.0
Equity in earnings of affiliates	8.9	10.0	5.0
Investment earnings	1.7	1.9	0.6
Other income, net	0.8	(1.2)	(4.5)
Interest expense	(14.0)	(8.7)	(27.8)

Income before Income Taxes	542.5	494.6	418.3
Income taxes	192.7	185.0	147.6

Net Income	$349.8	$309.6	$270.7

Weighted average shares outstanding—Basic	140.1	143.2	142.0
Weighted average shares outstanding—Diluted	142.7	145.8	144.4
Net income per share—Basic	$2.50	$2.16	$1.91
Net income per share—Diluted	$2.45	$2.12	$1.87
Cash dividends per share	$0.96	$0.68	$0.31

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2012	2011	2010
Net Income	$349.8	$309.6	$270.7
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	5.6	(7.3)	(2.5)
Defined Benefit Plan Adjustments	(5.2)	(7.3)	5.3
Income (Losses) from derivative agreements	(0.8)	1.2	3.4

Other comprehensive income (loss)	(0.4)	(13.4)	6.2

Comprehensive income	$349.4	$296.2	$276.9

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)	December 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$343.0	$251.4
Accounts receivable, less allowances of $0.8 and $1.8	303.1	264.6
Inventories	242.2	200.7
Deferred income taxes	17.6	6.0
Other current assets	27.9	32.5

Total Current Assets	933.8	755.2

Property, Plant and Equipment, Net	586.0	506.0
Equity Investment in Affiliates	23.0	12.0
Tradenames and Other Intangibles	1,254.9	904.1
Goodwill	1,213.8	868.4
Other Assets	86.6	71.9

Total Assets	$4,098.1	$3,117.6

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$253.8	$2.6
Accounts payable and accrued expenses	432.0	379.3
Income taxes payable	39.8	1.7

Total Current Liabilities	725.6	383.6

Long-term Debt	649.4	249.7
Deferred Income Taxes	470.0	292.3
Deferred and Other Long-term Liabilities	141.1	106.2
Pension, Postretirement and Postemployment Benefits	50.9	45.0

Total Liabilities	2,037.0	1,076.8

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1.00 par value,
Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value,
Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	318.8	271.7
Retained earnings	1,929.3	1,714.0
Accumulated other comprehensive income	2.5	2.9
Common stock in treasury, at cost:
7,646,419 shares in 2012 and 4,140,424 shares in 2011	(336.1)	(94.4)

Total Church & Dwight Co., Inc. Stockholders’ Equity	2,060.9	2,040.6
Noncontrolling interest	0.2	0.2

Total Stockholders’ Equity	2,061.1	2,040.8

Total Liabilities and Stockholders’ Equity	$4,098.1	$3,117.6

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
(In millions)	2012	2011	2010
Cash Flow From Operating Activities
Net Income	$349.8	$309.6	$270.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	56.0	49.8	44.1
Amortization expense	29.0	27.3	27.5
Deferred income taxes	13.2	59.4	38.9
Loss on extinguishment of debt	0.0	0.0	4.5
Equity in earnings of affiliates	(8.9)	(10.0)	(5.0)
Distributions from unconsolidated affiliates	10.3	10.5	8.7
Non cash compensation expense	12.4	11.0	11.8
Other asset write-offs	2.1	3.1	3.9
Other	(1.1)	0.2	(0.9)
Change in assets and liabilities:
Accounts receivable	(9.0)	(35.3)	(12.7)
Inventories	(1.1)	(9.0)	24.1
Other current assets	2.0	(6.1)	1.9
Accounts payable and accrued expenses	30.7	27.4	22.7
Income taxes payable	58.7	19.1	(7.6)
Excess tax benefit on stock options exercised	(14.6)	(12.1)	(7.2)
Other operating assets and liabilities, net	(5.9)	(7.1)	3.1

Net Cash Provided By Operating Activities	523.6	437.8	428.5

Cash Flow From Investing Activities
Proceeds from sale of assets	0.0	0.0	8.2
Additions to property, plant and equipment	(74.5)	(76.6)	(63.8)
Acquisitions, net of cash acquired	(652.3)	(69.1)	(126.0)
Investment interest in joint venture	(13.7)	(3.2)	0.0
Proceeds from note receivable	0.6	1.6	1.8
Other	(1.4)	(0.5)	(0.6)

Net Cash Used In Investing Activities	(741.3)	(147.8)	(180.4)

Cash Flow From Financing Activities
Long-term debt borrowings	399.6	0.0	249.7
Long-term debt repayment	0.0	0.0	(781.4)
Short-term debt borrowings, net of repayments	251.3	(87.4)	55.1
Proceeds from stock options exercised	28.0	27.1	16.0
Excess tax benefit on stock options exercised	14.6	12.1	7.2
Payment of cash dividends	(134.5)	(97.4)	(44.0)
Purchase of treasury stock	(250.4)	(80.2)	(0.1)
Deferred financing costs	(3.4)	(0.7)	(6.2)

Net Cash Provided By (Used In) Financing Activities	305.2	(226.5)	(503.7)
Effect of exchange rate changes on cash and cash equivalents	4.1	(1.3)	(2.3)

Net Change In Cash and Cash Equivalents	91.6	62.2	(257.9)
Cash and Cash Equivalents at Beginning of Period	251.4	189.2	447.1

Cash and Cash Equivalents at End of Period	$343.0	$251.4	$189.2

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW—CONTINUED

	Year Ended December 31,
(In millions)	2012	2011	2010
Cash paid during the year for:
Interest (net of amounts capitalized)	$9.7	$9.2	$29.3

Income taxes	$123.8	$108.0	$120.9

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$3.1	$6.4	$0.9

Property, plant and equipment expenditures included in other long-term liabilities (related to leasing obligations for new corporate headquarters facility)	$32.5	$17.4	$0.0

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$825.7	$69.1	$126.0
Purchase price	(652.3)	(69.1)	(126.0)

Liabilities assumed	$173.4	$0.0	$0.0

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

	Number of Shares		Amounts
(In millions)	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
December 31, 2009	146.4	(5.3)	$146.4	$202.9	$1,275.1	$10.1	$(32.9)	$1,601.6	$0.2	$1,601.8
Net income	0.0	0.0	0.0	0.0	270.7	0.0	0.0	270.7	0.0	270.7
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	6.2	0.0	6.2	0.0	6.2
Cash dividends	0.0	0.0	0.0	0.0	(44.0)	0.0	0.0	(44.0)	0.0	(44.0)
Stock Purchases	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	(0.1)	0.0	(0.1)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $8.5	0.0	1.2	0.0	27.6	0.0	0.0	8.0	35.6	0.0	35.6
Other stock issuances	0.0	0.1	0.0	0.3	0.0	0.0	0.4	0.7	0.0	0.7

December 31, 2010	146.4	(4.0)	$146.4	$230.8	$1,501.8	$16.3	$(24.6)	$1,870.7	$0.2	$1,870.9
Net income	0.0	0.0	0.0	0.0	309.6	0.0	0.0	309.6	0.0	309.6
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	(13.4)	0.0	(13.4)	0.0	(13.4)
Cash dividends	0.0	0.0	0.0	0.0	(97.4)	0.0	0.0	(97.4)	0.0	(97.4)
Stock purchases	0.0	(1.8)	0.0	0.0	0.0	0.0	(80.2)	(80.2)	0.0	(80.2)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $13.3	0.0	1.6	0.0	40.3	0.0	0.0	9.9	50.2	0.0	50.2
Other stock issuances	0.0	0.1	0.0	0.6	0.0	0.0	0.5	1.1	0.0	1.1

December 31, 2011	146.4	(4.1)	$146.4	$271.7	$1,714.0	$2.9	$(94.4)	$2,040.6	$0.2	$2,040.8
Net income	0.0	0.0	0.0	0.0	349.8	0.0	0.0	349.8	0.0	349.8
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	(0.4)	0.0	(0.4)	0.0	(0.4)
Cash dividends	0.0	0.0	0.0	0.0	(134.5)	0.0	0.0	(134.5)	0.0	(134.5)
Stock purchases	0.0	(5.0)	0.0	0.0	0.0	0.0	(250.4)	(250.4)	0.0	(250.4)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $15.4	0.0	1.5	0.0	45.9	0.0	0.0	8.5	54.4	0.0	54.4
Other stock issuances	0.0	0.0	0.0	1.2	0.0	0.0	0.2	1.4	0.0	1.4

December 31, 2012	146.4	(7.6)	$146.4	$318.8	$1,929.3	$2.5	$(336.1)	$2,060.9	$0.2	$2,061.1

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

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the U.S. and include the accounts of the Company and its majority-owned subsidiaries. For equity investments in which the Company does not control or have the ability to exert significant influence over the investee, which generally is when the Company has less than a 20% ownership interest, the investments are accounted for under the cost method. In circumstances where the Company has greater than a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee, the investment is accounted for under the equity method. As a result, the Company accounts for its 50% interest in its Armand Products Company (“Armand”) joint venture, 50% interest in The ArmaKleen Company (“ArmaKleen”) joint venture, and its one-third interest in its Natronx Technologies, LLC (“Natronx”) joint venture under the equity method. Armand, ArmaKleen and Natronx are specialty chemical businesses, and the Company’s equity earnings in them are reported in the Company’s corporate segment, as described in Note 18. None of these entities are considered a significant subsidiary; therefore, summarized financial statement data is not presented.

On June 1, 2011, the Company effected a two-for-one stock split of the Common Stock in the form of a 100% stock dividend. All applicable amounts in the consolidated financial statements, including earnings per share and related disclosures, have been retroactively adjusted to reflect the stock split.

Fiscal Calendar

Beginning January 1, 2012, the Company changed its 4 week—4 week—5 week quarterly reporting calendar to a month-end quarterly calendar. This change eliminated differences in the number of days in the first and fourth quarters of the year, when the Company provides year-over-prior year comparisons beginning in 2013. These differences did not have a material effect on the comparative results of the quarterly periods in 2012, 2011 and 2010.

In addition, as a result of the Company’s transition to a new information system in North America during 2011 and 2012, in the fourth quarter 2011 the Company eliminated a one month reporting lag for its U.K, France and Australia subsidiaries to be consistent with the fiscal calendar of the Company and its other subsidiaries. Due to the elimination of the reporting lag, 13 fiscal months of financial results are included in 2011 for the affected subsidiaries. The implementation of the new information system enables the Company to timely consolidate these results. The elimination of the reporting lag is considered a change in accounting principle. The Company believes this change is preferable because it provides more current information to the users of its financial statements and eliminates the need to track and reconcile material intervening transactions. The Company has determined that the impact of the extra month is not material to its financial statements and, therefore has not retrospectively adjusted prior year amounts. The elimination of the reporting lag also resulted in the inclusion of the extra month within the fourth quarter of 2011 for the affected subsidiaries, which increased 2011 fourth

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter annual net sales by $14.3 million, and had a negligible impact on net income. If the inclusion of the additional month had been made retrospectively, net sales in 2010 would have been $1.0 million lower and net income would have been $0.1 higher.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Management makes estimates regarding inventory valuation, promotional and sales returns reserves, the carrying amount of goodwill and other intangible assets, the realization of deferred tax assets, tax reserves, liabilities related to pensions and other postretirement benefit obligations and other matters that affect the reported amounts and other disclosures in the financial statements. These estimates are based on judgment and available information. Actual results could differ materially from those estimates, and it is possible that changes in such estimates could occur in the near term.

Revenue Recognition

Revenue is recognized when finished goods are delivered to the Company’s customers or when finished goods are picked up by a customer or a customer’s carrier.

Promotional and Sales Returns Reserves

The Company conducts extensive promotional activities, primarily through the use of off-list discounts, slotting, cooperative advertising, periodic price reduction arrangements, and end-aisle and other in-store displays. The costs of such activities are netted against sales. Slotting costs are recorded when the product is delivered to the customer. Cooperative advertising costs are recorded when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when the revenue from the product that is subject to the promotion is recognized. The reserves for sales returns and consumer and trade promotion liabilities are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for products sold as of the balance sheet date. The Company uses historical trend experience and coupon redemption provider input in arriving at coupon reserve requirements, and uses forecasted appropriations, customer and sales organization inputs, and historical trend analysis in determining the reserves for other promotional activities and sales returns.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selling, general and administrative expenses include, among others, costs related to functions such as sales, corporate management, research and development, marketing administration and legal. Such costs include salary compensation related costs (such as benefits, profit sharing, deferred compensation and employer contributions to employee savings plans), travel and entertainment related expenses, trade show expenses, insurance, professional and other consulting fees, costs related to temporary staff, staff relocation costs and non-capitalizable software related costs.

Foreign Currency Translation

Unrealized gains and losses related to currency translation are recorded in Accumulated Other Comprehensive Income (Loss). Gains and losses on foreign currency transactions are recorded in the Consolidated Statements of Income.

Cash Equivalents

Cash equivalents consist of highly liquid short-term investments, which mature within three months of their original maturity date.

Inventories

Inventories are valued at the lower of cost or market. Approximately 20% and 24% of the inventory at December 31, 2012 and 2011, respectively, including substantially all inventory in the Company’s Specialty Products segment as well as domestic inventory sold primarily under the ARM & HAMMER trademark in the Consumer Domestic segment, was determined utilizing the last-in, first-out (“LIFO”) method. The cost of the remaining inventory was determined using the first-in, first-out (“FIFO”) method. The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. Estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products. The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to reflect inventory at net realizable value were $5.7 million at December 31, 2012, and $4.7 million at December 31, 2011.

Property, Plant and Equipment

Property, Plant and Equipment (“PP&E”) are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives for building and improvements, machinery and equipment, and office equipment range from 9-40, 3-20 and 3-10 years, respectively. Routine repairs and maintenance are expensed when incurred. Leasehold improvements are depreciated over a period no longer than the respective lease term, except where a lease renewal has been determined to be reasonably assured and failure to renew the lease results in an economic penalty to the Company.

PP&E are reviewed whenever events or changes in circumstances indicate that possible impairment exists. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of Company assets and liabilities. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews to identify

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

idle and underutilized equipment, and reviews business plans for possible impairment. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

Software

The Company capitalizes certain costs of developing computer software. Amortization is recorded using the straight-line method over the estimated useful life of the software, which is estimated to be no longer than 10 years.

Fair Value of Financial Instruments

Certain financial instruments are required to be recorded at fair value. The estimated fair values of such financial instruments (including investment securities and derivatives) have been determined using market information and valuation methodologies. Changes in assumptions or estimation methods could affect the fair value estimates. Other financial instruments, including cash equivalents and short-term debt, are recorded at cost, which approximates fair value. Additional information regarding our risk management activities, including derivative instruments and hedging activities, are separately disclosed.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method and reviewed for impairment. See the Property, Plant and Equipment section of this Note 1, above for the Company’s intangible asset impairment review process.

Research and Development

The Company incurred research and development expenses in the amount of $54.8 million, $55.1 million and $53.7 million in 2012, 2011 and 2010, respectively. These expenses are included in selling, general and administrative expenses.

Earnings Per Share (“EPS”)

Basic EPS is calculated based on income available to holders of Common Stock and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential Common Stock issuable pursuant to the exercise of outstanding stock options. The following table sets forth a reconciliation of the weighted-average number of shares of Common Stock outstanding to the weighted-average number of shares outstanding on a diluted basis:

(In millions)	2012	2011	2010
Weighted average common shares outstanding—basic	140.1	143.2	142.0
Dilutive effect of stock options	2.6	2.6	2.4

Weighted average common shares outstanding—diluted	142.7	145.8	144.4

Antidilutive stock options outstanding	1.6	0.7	1.2

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee and Director Stock Option Based Compensation

The fair value of share-based compensation is determined at the grant date and the related expense is recognized over the required employee service period in which the share-based compensation vests. In 2012, the Company recorded pre-tax expense of $12.4 million associated with the fair-value of unvested stock options and restricted stock awards, of which $11.0 million was included in selling, general and administrative expenses and $1.4 million was included in cost of goods sold.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized. The Company records liabilities for potential assessments in various tax jurisdictions under ASC Topic 740, Income Taxes. The liabilities relate to tax return positions that, although supportable by the Company, may be challenged by the tax authorities and do not meet the minimum recognition threshold required under applicable accounting guidance for the related tax benefit to be recognized in the income statement. The Company adjusts this liability as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations. Many of the judgments involved in adjusting the liability involve assumptions and estimates that are highly uncertain and subject to change. In this regard, settlement of any issue with, or an adverse determination in litigation against, a taxing authority could require the use of cash and result in an increase in our annual tax rate. Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to our annual tax rate.

New Accounting Pronouncements Adopted

During the second quarter of 2012, the Company adopted new guidance on reporting and presentation of comprehensive income. The new guidance requires an entity to report comprehensive income either in a single continuous financial statement (together with components of net income) or in a separate financial statement immediately following the income statement. The Company elected to provide consolidated statements of income and consolidated statements of comprehensive income in two separate but consecutive statements. See the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income and related Note 15 for additional information. The new requirements did not have an impact on the Company’s financial position, results of operations or cash flows.

On July 27, 2012, the Financial Accounting Standards Board (FASB) issued new guidance to simplify how entities test indefinite-lived intangible assets for impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative indefinite-lived intangible asset impairment test. The new pronouncement did not have any impact on the Company’s financial position, results of operations or cash flows.

There have been no accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the twelve months ended December 31, 2012 had no impact on the Company’s financial position, results of operations or cash flows.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Fair Value Measurements

Fair Value Hierarchy

Accounting guidance on fair value measurements and disclosures establishes a hierarchy that prioritizes the inputs used to measure fair value (generally, assumptions that market participants would use in pricing an asset or liability) based on the quality and reliability of the information provided by the inputs, as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s assets and liabilities that are measured at fair value on a recurring basis were derivative instruments and are further described in Note 3. The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the twelve months ended December 31, 2012.

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2012 and December 31, 2011.

		December 31, 2012		December 31, 2011
(In millions)	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Note receivable	Level 2	$0.1	$0.1	$0.7	$0.8
Financial Liabilities:
Short-term borrowings	Level 2	253.8	253.8	2.6	2.6
2.875% Senior notes	Level 2	399.6	392.6	0.0	0.0
3.35% Senior notes	Level 2	249.8	264.1	249.7	260.2

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable: The fair value of the note receivable reflects what management believes is the appropriate interest factor at December 31, 2012 and December 31, 2011, respectively, based on similar risks in the market.

Short-Term Borrowings: The carrying amounts of the Company’s unsecured lines of credit and commercial paper issuances approximates fair value because of their short maturities and variable interest rates.

Senior Notes: The Company determines the fair value of its senior notes based upon their quoted market value. These notes lack daily pricing and as such are classified as Level 2.

3. Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of the Common Stock and commodity prices expose the Company to market risk. The Company manages these risks by the use of derivative instruments, such as cash flow hedges, diesel hedge contracts, equity derivatives and foreign exchange forward contracts. The Company does not use derivatives for trading or speculative purposes.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company formally designates and documents qualifying instruments as hedges of underlying exposures when it enters into derivative arrangements. Changes in the fair value of derivatives designated as hedges and qualifying for hedge accounting are recorded in other comprehensive income and reclassified into earnings during the period in which the hedged exposure affects earnings. The Company reviews the effectiveness of its hedging instruments on a quarterly basis. If the Company determines that a derivative instrument is no longer highly effective in offsetting changes in fair values or cash flows, it recognizes the hedge ineffectiveness in current period earnings and discontinues hedge accounting with respect to the derivative instrument. Changes in the fair value of derivatives not designated as hedges or those not qualifying for hedge accounting are recognized in current period earnings. Upon termination of cash flow hedges, the Company reclassifies gains and losses from other comprehensive income based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require immediate recognition in earnings of gains and losses previously recorded in other comprehensive income.

During 2012, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments. The tables following the discussion of the derivative instruments below summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated statements of income and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During 2011 and 2012, the Company entered into hedge agreements with financial counterparties to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The floating rate payment is determined on a monthly basis, based on the average price of the Department of Energy’s Diesel Fuel Index price during the applicable month, and is designed to offset any increase or decrease in fuel surcharge payments that the Company pays to its common carriers. The agreements covered approximately 50% of the Company’s diesel fuel requirements for 2012 and are expected to cover approximately 45% of the Company’s estimated diesel fuel requirements for 2013 and approximately 17% of the Company’s estimated diesel fuel requirements for 2014. These agreements qualify for hedge accounting, and therefore, changes in the fair value of diesel fuel hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet and in the Company’s consolidated statement of other comprehensive income.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

From time to time, the Company enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in the U.S. Dollar, Canadian Dollar, British Pound and Euro. The Company entered into forward exchange contracts to protect it from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outflows. The face value of the unexpired contracts as of December 31, 2012 totaled $34.7 million in U.S. Dollars. The contracts qualify as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

Derivatives not Designated as Hedging Instruments

Equity Derivatives

The Company has entered into equity derivative contracts covering the Common Stock in order to minimize its liability resulting from changes in quoted fair values of the Common Stock, to participants in the Company’s Executive Deferred Compensation Plan who have investments under that plan in a notional Company Common Stock fund. The contracts are settled in cash. Since the equity derivatives do not qualify for hedge accounting, the Company is required to mark the agreements to market throughout the life of the agreements and record changes in fair value in the consolidated statement of income.

The following tables summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on our Consolidated Statements of Income and on other comprehensive income (“OCI”):

Fair Value of Derivative Instruments (In millions)		Notional Amount	Fair Value at December 31,
	Balance Sheet Location	December 31, 2012	2012	2011
Derivatives designated as hedging instruments
Asset Derivatives
Diesel fuel contracts	Other current assets	$7.1	$0.2	$0.1
Foreign exchange contracts	Other current assets	$34.7	0.1	1.1

Total assets			$0.3	$1.2

Derivatives not designated as hedging instruments
Asset Derivatives
Foreign exchange contracts	Other current assets	$1.9	$0.0	$0.0
Equity derivatives	Other current assets	$21.6	0.9	2.0

Total assets			$0.9	$2.0

		Amount of Gain (Loss) Recognized in OCI from Derivatives for the Year ended December 31,
	Income Statement Location	2012	2011	2010
Derivatives designated as hedging instruments
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	$0.8	$1.5	$(0.1)
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	0.1	(0.3)	0.4
Interest rate collars and swaps (net of taxes)	Other comprehensive income (loss)	0.0	0.0	3.1

Total gain (loss) recognized in OCI		$0.9	$1.2	$3.4

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Amount of Gain (Loss) Recognized in Income for the Year ended December 31,
		2012	2011	2010
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$3.1	$3.9	$1.4
Foreign exchange contracts	Selling, general and administrative expenses	(1.5)	(0.1)	(0.2)
Diesel fuel contracts	Cost of sales	0.0	0.0	(0.5)

Total gain (loss) recognized in income		$1.6	$3.8	$0.7

Other than the reclassification of losses related to the termination of interest rate swap and interest rate collar agreements in the fourth quarter of 2010, there were no other material reclassifications of gains (losses) from other comprehensive income to earnings for the years ended December 31, 2012, December 31, 2011 and December 31, 2010. The notional amount of a financial instrument is the nominal or face amount used to calculate payments made on that instrument. The fair values of the derivative instruments disclosed above were measured based on Level 2 inputs.

The fair value of the foreign exchange contracts is based on observable forward rates in commonly quoted intervals for the full term of the contract.

The fair value of the equity derivatives is based on the quoted market prices of the Common Stock at the end of each reporting period.

The fair value of the diesel fuel contracts is based on home heating oil futures prices for the duration of the contract.

4. Inventories

Inventories consist of the following:

(In millions)	December 31, 2012	December 31, 2011
Raw materials and supplies	$71.7	$49.6
Work in process	22.4	11.3
Finished goods	148.1	139.8

Total	$242.2	$200.7

Inventories valued using the LIFO method totaled $49.0 million and $48.3 million at December 31, 2012 and 2011, respectively, and would have been approximately $5.6 million and $6.4 million higher, respectively, had they been valued using the FIFO method. The amount of LIFO liquidations in 2012 and 2011 were immaterial.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property, Plant and Equipment

PP&E consist of the following:

(In millions)	December 31, 2012	December 31, 2011
Land	$26.0	$25.6
Buildings and improvements	276.8	224.5
Machinery and equipment	562.7	479.4
Software	80.6	91.4
Office equipment and other assets	55.1	32.0
Construction in progress	21.0	57.6

Gross Property, Plant and Equipment	1,022.2	910.5
Less accumulated depreciation and amortization	436.2	404.5

Net Property, Plant and Equipment	$586.0	$506.0

	For the Year Ended December 31,
(In millions)	2012	2011	2010
Depreciation and amortization on PP&E	$56.0	$49.8	$44.1

Interest charges capitalized (in construction in progress)	$0.8	$1.9	$1.0

Buildings at December 31, 2012 includes $49.9 million related to the Company’s lease for its new corporate headquarters facility as the Company is considered the owner for financial statement reporting purposes. At December 31, 2011, $17.4 million was recorded in construction in progress.

The Company recorded approximately $0.7 million of accelerated depreciation expense in cost of sales for the year ended 2012 in connection with the reorganization of its Green River, Wyoming facility.

The Company recognized charges related to equipment obsolescence, which occur in the ordinary course of business, and plant impairment charges during the three year period ended December 31, 2012 as follows:

	For the Year Ended December 31,
(In millions)	2012	2011	2010
Segments:
Consumer Domestic	$1.6	$1.9	$0.6
Consumer International	0.4	0.2	0.0
Specialty Products	0.1	1.0	3.1

Total	$2.1	$3.1	$3.7

The 2012 Consumer Domestic and Specialty Products charges are due to the idling of equipment and the Consumer International charge is due to the cancelation of a software project. The Consumer Domestic charge recorded in 2011 is a result of the idling of equipment. The Specialty Products charge recorded in 2011 is associated with the Company’s decision to explore strategic options for the chemical business in Brazil. In 2010, the Company recorded a plant asset impairment charge of approximately $3.1 million, representing the carrying value of certain assets, associated with the Company’s Brazilian subsidiary, Quimica Geral do Nordeste S.A

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“QGN”). The charge is a result of a reduction in forecasted sales volume which has negatively impacted projected profitability. The charge is included in cost of sales in the Specialty Products Division segment income statement.

6. Acquisitions

On October 1, 2012, the Company acquired all of the issued and outstanding capital stock of Avid Health, Inc. (“Avid Health”) for $652.3 million, which is subject to adjustment based on the closing working capital of Avid Health and its subsidiaries. The Company financed the acquisition with a combination of proceeds from an underwritten public offering of $400 million aggregate principal amount of 2.875% Senior Notes due 2022, the issuance of commercial paper and cash.

Avid Health is a leader in the dietary supplement category that includes vitamins and minerals, and the acquisition brings a new growth platform in this category. The acquisition is also consistent with the Company’s strategy of strengthening the business by adding number one or number two brands in areas of high growth potential. Once the business is fully integrated, the Company expects to leverage its distribution network, operating discipline and support functions. Avid Health’s annual sales for the twelve months ended June 2012 were approximately $230 million. These dietary supplement brands will be managed principally within the Consumer Domestic segment.

On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3 million. The Company paid for the acquisition from available cash. The technology is managed principally within the Consumer Domestic segment.

On June 28, 2011, the Company acquired the BATISTE dry shampoo brand from Vivalis Limited for cash consideration of $64.8 million. The Company paid for the acquisition from available cash. BATISTE annual sales were approximately $20.0 million before the acquisition. The BATISTE brand is managed within the Consumer International segment.

On December 21, 2010, the Company acquired the FELINE PINE cat litter brand from Nature’s Earth Products, Inc. for cash consideration of $46.0 million. FELINE PINE annual net sales were approximately $20.0 million before the acquisition. The acquired brand complemented the existing ARM & HAMMER cat litter business. The FELINE PINE brand is managed principally within the Consumer Domestic segment.

On September 2, 2010, the Company acquired certain oral care technology for cash consideration of $10.0 million. The oral care technology is managed principally within the Consumer Domestic segment.

On June 4, 2010, the Company acquired the SIMPLY SALINE nasal saline moisturizer brand from Blairex Laboratories, Inc. for cash consideration of $70.0 million. SIMPLY SALINE annual net sales were approximately $20.0 million before the acquisition. The SIMPLY SALINE brand is managed principally within the Consumer Domestic segment.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary fair value of the net assets acquired in 2012 for Avid Health and the fair values of the assets acquired in 2011 and 2010 are as follows:

2012
(In millions)	Avid Health
Inventory	$38.5
Account Receivables, net	29.6
Other current assets	1.9
Property, plant and equipment	33.4
Tradenames and other intangibles	376.9
Goodwill	345.4

Total Assets	$825.7
Other current liabilities	(19.3)
Deferred income taxes	(154.1)

Purchase Price	$652.3

	2011
(In millions)	Batiste	Oral Care Technology License	Total
Inventory	$1.0	$0.0	$1.0
Tradenames and other intangibles	53.1	4.3	57.4
Goodwill	10.7	0.0	10.7

Total Assets	64.8	4.3	69.1
Liabilities	0.0	0.0	0.0

Purchase Price	$64.8	$4.3	$69.1

	2010
(In millions)	Simply Saline	Oral Care Technology	Feline Pine	Total
Inventory / Current Assets	$1.7	$0.0	$1.4	$3.1
Tradenames and other intangibles	55.6	10.0	38.5	104.1
Goodwill	12.7	0.0	6.1	18.8

Total Assets	70.0	10.0	46.0	126.0
Liabilities	0.0	0.0	0.0	0.0

Purchase Price	$70.0	$10.0	$46.0	$126.0

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average life of the amortizable intangible assets recognized from the 2012, 2011 and 2010 acquisitions was 15 years for the acquisitions other than the two oral care technology acquisitions, and from 7-10 years for the oral care technology acquisitions and 10 years for the Avid Health definite-lived tradename. Unaudited pro forma results reflecting the Avid Health acquisition are presented below. Pro forma results reflecting acquisitions in 2011 and 2010 are not presented because they are not material.

	Twelve Months Ended		Twelve Months Ended
Unaudited consolidated pro forma results	December 31, 2012		December 31, 2011
(In millions, except per share data)	Reported	Pro forma	Reported	Pro forma
Net Sales	$2,921.9	$3,106.0	$2,749.3	$2,947.8
Net Income	$349.8	$374.9	$309.6	$318.2
Net Income per share—Basic	$2.50	$2.68	$2.16	$2.22
Net Income per share—Diluted	$2.45	$2.63	$2.12	$2.18

These pro forma results give effect to the acquisition as if it occurred on January 1, 2011. 2012 pro forma net income was adjusted to exclude the pre tax equivalent of $4.4 million of acquisition-related costs and $7.6 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. 2011 pro forma net income was adjusted to include these charges.

The 2012 net sales and net income for the Avid Health business, after acquisition, were approximately $70 million and $0 million, respectively.

7. Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	December 31, 2012				December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$131.1	$(67.1)	$64.0	3-20	$116.9	$(61.3)	$55.6
Customer Relationships	333.8	(81.1)	252.7	15-20	253.8	(64.3)	189.5
Patents/Formulas	43.0	(28.7)	14.3	4-20	43.0	(24.8)	18.2
Non Compete Agreement	1.4	(1.3)	0.1	5-10	1.4	(1.2)	0.2

Total	$509.3	$(178.2)	$331.1		$415.1	$(151.6)	$263.5

Indefinite lived intangible assets—Carrying value
	December 31, 2012				December 31, 2011
Tradenames	$923.8				$640.6

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets increased in 2012 due to the Avid Health acquisition described in Note 6. The acquired intangible assets reflect their preliminary purchase price allocation as of the respective purchase date.

Intangible amortization expense amounted to $26.8 million for 2012, $25.2 million for 2011 and $23.7 million for 2010. The Company estimates that intangible amortization expense will be approximately $29 million in 2013 and approximately $28 million in each of the next five years.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

(In millions)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2010	$800.7	$36.5	$20.2	$857.4
BATISTE acquired goodwill	0.0	10.7	0.0	10.7
Additional contingent consideration	0.3	0.0	0.0	0.3

Balance December 31, 2011	$801.0	$47.2	$20.2	$868.4
Avid Health acquired goodwill	345.4	0.0	0.0	345.4

Balance December 31, 2012	$1,146.4	$47.2	$20.2	$1,213.8

The Company performed its annual goodwill impairment test as of the beginning of the second quarter of 2012, and no adjustments were required.

The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.

8. Assets Held for Sale

The Company continues to be in discussions for the sale of its chemical business in Brazil. The chemical business, which has annual revenues of approximately $40 million, markets sodium bicarbonate, dairy products and other chemicals in Brazil. In December 2011, the net assets associated with a portion of this business were classified as “held for sale” for financial statement purposes. As of December 31, 2012, the Company has approximately $7.9 million of net PP&E and approximately $3.6 million of inventories at its Brazil facility recorded in other current assets as assets held for sale.

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

The Company invested approximately $11 million in 2011 and $26.5 million in 2012 for a total of approximately $37.5 million in capital expenditures in connection with the Victorville Facility. In connection with the opening of the Victorville Facility and changes at the Green River facility, the Company incurred transition expenses such as severance costs, accelerated depreciation of equipment at the Company’s Green River facility and one-time project expenses. The Company recorded approximately $0.7 million of accelerated depreciation expense and $2.1 million of other transition costs in cost of sales for the year ended 2012. The Company recorded approximately $2.3 million of accelerated depreciation expenses and $1.2 million of other transition costs in cost of sales for the year ended 2011. These expenditures are recorded in the Consumer Domestic segment. The Company expects expenditures related to the Victorville Facility or transition expenses related to the Green River restructuring during 2013 and beyond to be immaterial.

International Facility Closing Costs

During 2010, the Company decided to cease operations at two plants operated by one of its international subsidiaries. During the year ended December 31, 2012, the Company incurred and recognized approximately $0.1 million in exit and disposal costs. As of December 31, 2011, the Company had incurred and paid a cumulative total of approximately $1.5 million relating to exit and disposal costs. These charges were included in cost of sales in the Specialty Products segment. All other costs associated with the international plant shut down activity will be recorded in the period in which the liability is incurred (generally, when goods or services associated with the activity are received).

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

(In millions)	2012	2011
Trade accounts payable	$258.9	$231.8
Accrued marketing and promotion costs	91.2	89.0
Accrued wages and related costs	47.0	36.0
Accrued profit sharing	13.6	10.5
Other accrued current liabilities	21.3	12.0

Total	$432.0	$379.3

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In millions)	2012	2011
Short-term borrowings
Commercial paper issuances	$250.0	$0.0
Various debt due to international banks	3.8	2.6

Total short-term borrowings	$253.8	$2.6

Long-term debt
2.875% Senior notes due October 1, 2022	$400.0	$0.0
Less: Discount	(0.4)	0.0
3.35% Senior notes due December 15, 2015	250.0	250.0
Less: Discount	(0.2)	(0.3)

Net long-term debt	$649.4	$249.7

2.875% Senior Notes

On September 26, 2012, the Company closed an underwritten public offering of $400 million aggregate principal amount of 2.875% Senior Notes due October 1, 2022 (the “2022 Notes”). The 2022 Notes were issued under the second supplemental indenture (the “Second Supplemental Indenture”), dated September 26, 2012, to the indenture dated December 15, 2010 (the “Base Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”), as trustee. Interest on the 2022 Notes is payable semi-annually, beginning April 1, 2013. The 2022 Notes will mature on October 1, 2022, unless earlier retired or redeemed as described below.

The Company may redeem the 2022 Notes, at any time in whole or from time to time in part, prior to their maturity date at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2022 Notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the Second Supplemental Indenture), plus 20 basis points. In addition, if the Company undergoes a “change of control” (as defined in the Second Supplemental Indenture), and if, generally within 60 days thereafter, the 2022 Notes are rated below investment grade by each of the rating agencies designated in the Second Supplemental Indenture, the Company will be required to offer to repurchase the 2022 Notes at 101% of par plus accrued and unpaid interest to the date of repurchase.

The 2022 Notes are senior unsecured obligations and rank equal in right of payment to the Company’s other senior unsecured debt from time to time outstanding. The 2022 Notes are effectively subordinated to any secured debt the Company incurs to the extent of the collateral securing such secured debt, and will be structurally subordinated to all future and existing obligations of the Company’s subsidiaries.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company has agreed to cause each of its domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) to guarantee the Company’s obligations under the 2022 Notes on a senior unsecured basis. Currently, none of the Company’s subsidiaries guarantees the Company’s obligations under the Credit Agreement.

3.35% Senior Notes

On December 15, 2010, the Company completed an underwritten public offering of $250 million aggregate principal amount of 3.35% senior notes due 2015 (the “2015 Notes”). The 2015 Notes were issued under the Base Indenture, and a first supplemental indenture (the “First Supplemental Indenture”), dated December 15, 2010, between the Company and BNY Mellon, as trustee. On December 30, 2010, the proceeds of the offering were utilized to retire the outstanding $250 million principal amount of the Company’s 6% Senior Subordinated Notes due 2012. Interest on the 2015 Notes is payable on June 15 and December 15 of each year, beginning June 15, 2011. The 2015 Notes will mature on December 15, 2015, unless earlier retired or redeemed as described below.

The Company may redeem the 2015 Notes, at any time in whole or from time to time in part, prior to their maturity date at a redemption price equal to the greater of: (i) 100% of the principal amount of the notes being redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the First Supplemental Indenture), plus 25 basis points. In addition, if the Company undergoes a “change of control” as defined by the First Supplemental Indenture, and if, generally within 60 days thereafter, the 2015 Notes are rated below investment grade by each of the rating agencies designated in the First Supplemental Indenture, the Company may be required to offer to repurchase the 2015 Notes at 101% of par plus accrued and unpaid interest to the date of repurchase.

The 2015 Notes are senior unsecured obligations and rank equal in right of payment to the Company’s other senior unsecured debt from time to time outstanding. The 2015 Notes are effectively subordinated to any secured debt the Company incurs to the extent of the collateral securing such indebtedness, and will be structurally subordinated to all future and existing obligations of the Company’s subsidiaries.

The First Supplemental Indenture contains covenants with respect to the Company that, among other things, restrict the creation of liens, sale-leaseback transactions, consolidations, mergers and dispositions of all or substantially all of the Company’s assets. The covenants are subject to a number of important exceptions and qualifications.

In addition, the Company has agreed to cause each subsidiary that guarantees its obligations under its senior unsecured credit facility to guarantee the Company’s obligations under the 2015 Notes on a senior unsecured basis. Currently, none of the Company’s subsidiaries guarantee the Company’s obligations under its senior unsecured credit facility.

Commercial Paper

In the third quarter of 2011, the Company entered into an agreement with two banks to establish a commercial paper program (the “Program”). Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500 million. The maturities of the notes will vary but may not exceed 397 days. The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the rating agencies designated in the agreement at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement. If, for any reason, the Company is unable to access the commercial paper market, the revolving credit facility would be utilized to meet the Company’s short-term liquidity needs. The Company did not issue any notes under the Program in 2011. The Company had $250.0 million of commercial paper outstanding as of December 31, 2012.

Revolving Credit Facility

On November 18, 2010, the Company replaced its former credit facility with a $500 million unsecured revolving credit facility (as amended, the “Credit Agreement”). Under the Credit Agreement, the Company has the ability to increase its borrowing up to an additional $500 million, subject to lender commitments and certain conditions as described in the Credit Agreement.

On August 4, 2011, the Company amended the Credit Agreement to support its $500 million commercial paper program (the “Program”). Total combined borrowing for both the Credit Agreement and the Program may not exceed $500 million. Unless extended, the Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on August 4, 2016.

Interest on the Company’s borrowings under the Credit Agreement is based, at the Company’s option, upon either (i) the Base Rate (generally equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America’s prime rate and (c) a LIBOR-based rate plus 1.00% or (ii) the Eurocurrency Rate (generally, the LIBOR-based rate). Depending upon the better of the credit rating for either of the rating agencies designated in the Credit Agreement or the leverage ratio of the Company (described below), interest on borrowings accrues at rates ranging from 0.25% to 1.25% per annum above the Base Rate and 1.25% to 2.25% per annum above the Eurocurrency Rate.

The Credit Agreement contains customary affirmative and negative covenants, including without limitation, restrictions on the indebtedness, liens, investments, asset dispositions, fundamental changes, changes in the nature of the business conducted, affiliate transactions, burdensome agreements and use of proceeds.

Under the Credit Agreement, the Company is required to maintain a minimum interest coverage ratio, defined as the ratio of “Consolidated EBITDA” (as defined in the Credit Agreement) to Consolidated Interest Charges (as defined in the Credit Agreement), of 3.00 to 1.00. The Company also is required to keep its leverage ratio, defined as the ratio of Consolidated Funded Indebtedness (as defined in the Credit Agreement) to Consolidated EBITDA, below a level of 3.25 to 1.00. However, if the Company consummates a material acquisition, the maximum leverage ratio increases to a level of 3.50 to 1.00 during the twelve month period commencing on the date of such acquisition. The Avid Health acquisition is a material acquisition under the Credit Agreement; therefore, for the twelve month period commencing on October 1, 2012, the maximum leverage ratio is 3.50 to 1.00.

The Credit Agreement also contains customary events of default, including without limitation, failure to make certain payments when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default on other indebtedness, changes in control with respect to the Company, material adverse judgments, certain events relating to pension plans and the failure of any of the loan documents relating to the Credit Agreement to remain in full force and effect. Certain parties to the Credit Agreement, and affiliates of those parties, provide banking, investment banking and other financial services to the Company from time to time.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the termination of its credit facility in 2010, the Company also terminated its interest rate collar and swap cash flow hedge agreements, and recorded interest expense of $4.6 million in 2010. The unamortized deferred financing costs of $3.2 million associated with the credit facility were charged to other expense in the fourth quarter in 2010.

Securitization

In 2003, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper in order to refinance a portion of its primary credit facility and to lower its financing costs by accessing the commercial paper market. Under this arrangement, the Company sold, and agreed to sell from time to time throughout the term of the agreement (which is renewed annually), its trade accounts receivable to a wholly-owned, consolidated, special purpose finance subsidiary, Harrison Street Funding LLC, a Delaware limited liability company (“Harrison”). Harrison in turn sold, and agreed to sell on an ongoing basis, to the commercial paper issuer an undivided interest in the pool of accounts receivable. During 2011, the Company repaid a net of $90.0 million under its accounts receivable securitization facility. The Company terminated the accounts receivable securitization facility, effective December 30, 2011, as notes issued under the Program bear a lower interest rate than notes issued under the securitization program.

Other Debt

QGN has lines of credit that enable it to borrow in its local currency subject to various interest rates that fluctuate with the interbank interest rate. The various lines of credit will expire during the first three quarters of 2013, but are expected to be renewed. Amounts available under the lines of credit total $5.9 million. There were borrowings of $3.8 million outstanding as of December 31, 2012 under the lines of credit.

12. Income Taxes

The components of income before taxes are as follows:

(In millions)	2012	2011	2010
Domestic	$481.8	$441.1	$382.2
Foreign	60.7	53.5	36.1

Total	$542.5	$494.6	$418.3

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

(In millions)	2012	2011	2010
Current:
U.S. federal	$132.0	$92.7	$79.0
State	27.7	16.3	15.4
Foreign	19.8	16.6	14.3

	179.5	125.6	108.7

Deferred:
U.S. federal	11.4	48.7	34.0
State	1.6	(3.3)	8.0
Foreign	0.2	14.0	(3.1)

	13.2	59.4	38.9

Total provision	$192.7	$185.0	$147.6

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) consist of the following at December 31:

(In millions)	2012	2011
Deferred tax assets:
Accounts receivable	$6.5	$4.5
Deferred compensation	49.7	45.6
Pension, postretirement and postemployment benefits	16.5	15.1
Reserves	26.1	16.2
Tax credit carryforwards/other tax attributes	1.2	0.3
International operating loss carryforwards	9.2	11.3

Total gross deferred tax assets	109.2	93.0
Valuation allowances	(15.7)	(17.8)

Total deferred tax assets	93.5	75.2

Deferred tax liabilities:
Goodwill	(145.1)	(129.8)
Tradenames and other intangibles	(289.4)	(130.3)
Property, plant and equipment	(108.8)	(98.1)

Total deferred tax liabilities	(543.3)	(358.2)

Net deferred tax liability	$(449.8)	$(283.0)

Current net deferred tax asset	$17.6	$6.0
Long term net deferred tax asset	2.6	3.3
Long term net deferred tax liability	(470.0)	(292.3)

Net deferred tax liability	$(449.8)	$(283.0)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

(In millions)	2012	2011	2010
Statutory rate	35%	35%	35%
Tax that would result from use of the federal statutory rate	$189.9	$173.1	$146.4
State and local income tax, net of federal effect	19.0	12.1	15.2
Varying tax rates of foreign affiliates	(1.8)	(2.5)	(1.5)
Benefit from domestic manufacturing deduction	(11.6)	(8.3)	(8.5)
Resolution of tax contingencies	(3.2)	(3.7)	(4.1)
Valuation Allowances	0.6	14.3	0.0
Other	(0.2)	0.0	0.1

Recorded tax expense	$192.7	$185.0	$147.6

Effective tax rate	35.5%	37.4%	35.3%

At December 31, 2012, foreign subsidiaries of the Company had net operating loss carryforwards of approximately $36.3 million. Approximately $9.8 million of such net operating loss carryforwards expire on various dates through December 31, 2018. The remaining net operating loss carryforwards are not subject to expiration.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes that it is more likely than not that the benefit from certain of the net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $9.2 million and $10.4 million at December 31, 2012 and 2011, respectively, on the deferred tax asset relating to these net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of QGN will not be realized. In recognition of this risk, the Company maintains a valuation allowance of $6.5 million and $7.4 million at December 31, 2012 and 2011, respectively, on these deferred tax assets.

The Company had undistributed earnings of foreign subsidiaries of approximately $242.2 million at December 31, 2012 for which deferred taxes have not been provided. These earnings, which are considered to be permanently reinvested, would be subject to U.S. tax if they were remitted as dividends. It is not practicable to determine the deferred tax liability on these earnings.

The Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities. Under applicable accounting guidance, these tax positions do not meet the minimum threshold required for the related tax benefit to be recognized in the income statement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2012	2011	2010
Unrecognized tax benefits at January 1	$13.1	$24.6	$39.6
Gross increases—tax positions in current period	0.0	0.0	0.0
Gross increases—tax positions in prior period	1.9	1.0	4.6
Gross decreases—tax positions in prior period	(3.2)	(5.5)	(14.2)
Settlements	(2.6)	(6.8)	(4.9)
Lapse of statute of limitations	(0.1)	(0.2)	(0.5)

Unrecognized tax benefits at December 31	$9.1	$13.1	$24.6

In 2012, the Company recognized a benefit from the reversal of approximately $3.3 million in income tax expense and incurred $0.2 million in pretax interest expense associated with certain tax liabilities as a result of the settlement of an IRS audit for the years 2008 and 2009 and the lapse of applicable statutes of limitation of several state taxing authorities. In 2011, the Company recognized a benefit from the reversal of approximately $3.7 million in income tax expense and $1.6 million in pretax interest expense associated with certain tax liabilities as a result of the settlement of various state audits and the lapse of applicable statutes of limitation of several state taxing authorities. In 2010, the Company recognized a benefit from the reversal of approximately $4.0 million in income tax expense and $3.0 million in pretax interest expense associated with certain tax liabilities as a result of the settlement of an IRS audit and the lapse of applicable statutes of limitation of several state taxing authorities.

Included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010 are $8.7 million, $12.1 million and $15.0 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010, are $0.4 million, $1.0 million and $9.6 million, respectively, of tax benefits that, if recognized, would result in adjustments to balance sheet tax accounts, primarily deferred taxes.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to U.S. federal income tax as well as income tax in multiple state and international jurisdictions. Substantially all material federal, state, and international income tax matters have been effectively closed for years through 2007. The IRS has communicated its intention to audit the Company’s 2010 federal income tax return commencing early in 2013. The tax years 2008 and 2009 are currently under audit by several state and international taxing authorities. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a decrease of approximately $3.1 million in unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations. Of this amount, $0.1 million would result in adjustments to balance sheet tax accounts, primarily deferred taxes and would not affect the effective tax rate.

The Company’s policy for recording interest associated with uncertain tax positions is to record interest as a component of Income Before Income Taxes. During the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010, the Company recognized a net reversal of accrued interest expense associated with uncertain tax positions of approximately $0.3 million, $1.9 million, and $4.2 million, respectively. As of December 31, 2012 and December 31, 2011, the Company had $0.4 million and $0.7 million, respectively, in accrued interest expense related to unrecognized tax benefits.

13. Benefit Plans

Defined Benefit Retirement Plans

The Company has defined benefit pension plans covering certain international employees. Pension benefits to retired employees are based upon the employees’ length of service and a percentage of their qualifying compensation during the final years of employment. The Company’s funding policy is consistent with federal/statutory funding requirements. The Company also maintains unfunded postretirement plans, which provide medical benefits for eligible domestic retirees and their dependents and for retirees and employees in Canada. The cost of such benefits is recognized during the employees’ respective active working careers. The Company recognizes the unfunded status of a benefit plan in the balance sheet, as a long-term liability. Any previously unrecognized gains or losses are recorded in the equity section of the balance sheet within accumulated other comprehensive income.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information on the status of the defined benefit plans at December 31:

	Pension Plans		Nonpension Postretirement Plans
(In millions)	2012	2011	2012	2011
Change in Benefit Obligation:
Benefit obligation at beginning of year	$88.1	$81.2	$27.2	$24.3
Service cost	0.9	0.9	0.4	0.4
Interest cost	4.2	4.6	1.2	1.3
Plan participants’ contributions	0.0	0.0	0.2	0.3
Actuarial loss	7.0	7.0	2.5	3.0
Settlements/curtailments	0.0	0.0	(0.4)	(0.5)
Effects of exchange rate changes / other	3.6	(1.0)	0.1	(0.1)
Benefits paid	(4.1)	(4.6)	(1.2)	(1.5)

Benefit obligation at end of year	$99.7	$88.1	$30.0	$27.2

Change in Plan Assets:
Fair value of plan assets at beginning of year	$70.5	$67.9	$0.0	$0.0
Actual return on plan assets (net of expenses)	5.1	3.2	0.0	0.0
Employer contributions	4.4	4.8	1.0	1.2
Plan participants’ contributions	0.0	0.0	0.2	0.3
Effects of exchange rate changes / other	2.9	(0.8)	0.0	0.0
Benefits paid	(4.1)	(4.6)	(1.2)	(1.5)

Fair value of plan assets at end of year	$78.8	$70.5	$0.0	$0.0

Funded status at end of year, recorded in Pension and Postretirement Benefits	$(20.9)	$(17.6)	$(30.0)	$(27.2)

Amounts Recognized in Accumulated Other Comprehensive Income:
Prior Service Credit	$0.2	$0.1	$(0.8)	$(0.5)
Actuarial Loss	23.4	17.6	5.9	3.7

Net Loss (Income) Recognized in Accumulated Other Comprehensive Income	$23.6	$17.7	$5.1	$3.2

Amounts recognized in the statement of financial position consist of:

	Pension Plans		Nonpension Postretirement Plans
(In millions)	2012	2011	2012	2011
Pension and Postretirement Benefits	$(20.9)	$(17.6)	$(30.0)	$(27.2)
Accumulated other comprehensive loss(income)	23.6	17.7	5.1	3.2

Net amount recognized at end of year	$2.7	$0.1	$(24.9)	$(24.0)

Accumulated benefit obligation	$96.3	$85.4	$0.0	$0.0

In 2012, the change in accumulated other comprehensive loss (income) was a $5.9 million increase in the Company’s remaining pension plan obligations and a $1.9 million increase in postretirement benefit plan obligations. The changes are primarily related to the change in discount rates for all plans.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Pension Plans		Nonpension Postretirement Plans
	2012	2011	2012	2011
Discount Rate	4.16%	4.73%	3.89%	4.32%
Rate of Compensation increase	3.33%	3.30%	N/A	N/A

Net Pension and Net Postretirement Benefit Costs consisted of the following components:

	Pension Costs			Nonpension Postretirement Costs
(In millions)	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$0.9	$0.9	$1.7	$0.4	$0.4	$0.3
Interest cost	4.2	4.6	6.9	1.2	1.3	1.3
Expected return on plan assets	(3.9)	(4.3)	(5.1)	0.0	0.0	0.0
Amortization of prior service cost	0.0	0.0	0.0	(0.1)	0.1	0.1
Recognized actuarial loss (gain)	0.2	0.0	0.7	0.2	0.0	0.0
Settlement (gain) loss	0.0	0.0	24.3	0.0	0.0	0.0

Net periodic benefit cost	$1.4	$1.2	$28.5	$1.7	$1.8	$1.7

The 2010 transfer of the U.S. Pension Plan obligations and assets to a non participating group annuity contract in effect terminated The Church & Dwight Co., Inc. Retirement Plan for Hourly Employees. The Company settled the obligation and recorded a charge to earnings in the fourth quarter of 2010 of approximately $24 million pre-tax or $0.11 per share. This charge is included in selling, general and administrative expenses.

In 2013, amounts in accumulated other comprehensive income expected to be recognized in the income statement are estimated to be negligible.

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Pension Plans			Nonpension Postretirement Plans
	2012	2011	2010	2012	2011	2010
Discount Rate	4.75%	5.34%	5.75%	4.31%	5.28%	5.80%
Rate of Compensation increase	3.33%	3.68%	3.73%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.35%	5.87%	5.76%	N/A	N/A	N/A

The Company’s pension and postretirement benefit costs are developed with the assistance of actuarial valuations. These valuations reflect key assumptions provided by the Company to its actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s pension and postretirement benefit costs may occur in the future due to changes in these assumptions.

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for the Company’s pension plans and postretirement plans, the Company refers to an applicable index and expected term of the benefit payments to select a discount rate at which it believes the plan benefits could be effectively settled.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected long-term rate of return on pension plan assets is selected by taking into account the historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and known economic and market conditions at the time of valuation. A 50 basis point change in the expected long-term rate of return would result in an approximate $0.4 million change in pension expense for 2013.

The Company’s investment policy is designed to provide flexibility in the asset mix based on management’s assessment of economic conditions, with an overall objective of realizing maximum rates of return appropriately balanced to minimize market risks. The Company’s long-term strategic goal is to maintain an asset mix consisting of approximately 60% equity securities and 40% debt/guaranteed investment securities.

The fair values of the Company’s defined benefit pension plan assets by asset category are as follows:

Fair Value Measurements (In millions)		Quoted Prices in Active Markets for	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash & Cash Equivalents	$0.4	$0.4	$0.0	$0.0
Equity Securities—Mutual Funds(a)	13.0	0.4	12.6	0.0
Bond Funds(b)	9.2	0.0	9.2	0.0
Government Fixed Income Securities(e)	14.2	0.1	14.1	0.0
Global Multi-strategy Fund(c)	27.7	0.0	0.0	27.7
Insurance Investment Contract(d)	4.7	0.0	0.0	4.7
Other(f)	1.3	0.2	1.1	0.0

December 31, 2011	$70.5	$1.1	$37.0	$32.4

Cash & Cash Equivalents	$1.0	$1.0	$0.0	$0.0
Equity Securities—Mutual Funds(a)	14.3	0.9	13.4	0.0
Bond Funds(b)	9.8	0.1	9.7	0.0
Government Fixed Income Securities(e)	15.0	0.0	15.0	0.0
Global Multi-strategy Fund(c)	31.8	0.0	0.0	31.8
Insurance Investment Contract(d)	5.3	0.0	0.0	5.3
Other(f)	1.6	0.1	1.5	0.0

December 31, 2012	$78.8	$2.1	$39.6	$37.1

(a)	The equity securities represent mutual funds held by the pension plans in Canada, which include both domestic and international equity securities. Mutual funds are valued at quoted market prices, which represent the net asset values of shares held by the plans as of December 31, 2012.
(b)	The bond funds constitutes investments primarily for the pension plans in Canada and the fund consists of investments in Canadian government, corporate and municipal or local governments bonds. Debt securities are valued at quoted market prices, where available.
(c)	The global multi-strategy fund constitutes investments for the pension plans in the United Kingdom. The fund is a fund of funds invested in a series of diverse international equity funds and fixed income funds. The Global Multi-strategy fund is valued at quoted market prices which represent the net asset value of the units held at the December 31, 2012.
(d)	The insurance investment contract is in the form of an insurance policy that is held by the pension plans in the United Kingdom. The investment of the underlying assets is in various managed funds. Insurance contracts are valued at book value, which approximates fair value, and are calculated using the prior year balance adjusted for investment returns and changes in cash flows.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)	Government Fixed Income Securities—Government Fixed Income Securities are valued at the net asset value per share multiplied by the number of shares held as of the measurement.
(f)	Other category includes money market funds and equity securities / international companies and mortgage-backed securities.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Investments) are as follows:

(In millions)	Fixed Income Fund (Other)	Global Multi- strategy Fund	Insurance Investment Contract	Total
Investments
Balance at December 31, 2010	$0.2	$27.7	$4.3	$32.2
Net realized and unrealized gains (loss)	0.0	0.4	0.4	0.8
Pension Obligation Settlement	0.0	(0.4)	0.0	(0.4)
Transfers in and/or out	(0.2)	0.0	0.0	(0.2)

Balance at December 31, 2011	$0.0	$27.7	$4.7	$32.4

Net realized and unrealized gains (loss)	0.0	2.8	0.4	3.2
Effects of exchange rate changes	0.0	1.3	0.2	1.5

Balance at December 31, 2012	$0.0	$31.8	$5.3	$37.1

The Company made cash contributions of approximately $4.4 million to its pension plans in 2012. The Company estimates it will be required to make cash contributions to its pension plans of approximately $4.4 million in 2013 to offset 2013 benefit payments and administrative costs in excess of investment returns.

The following benefit payments are expected to be paid from the defined benefit plans:

(In millions)	Pension Plans	Nonpension Postretirement Plans
2013	$4.1	$1.4
2014	4.4	1.5
2015	4.9	1.6
2016	4.8	1.7
2017	4.9	1.8
2018-2022	27.2	10.1

The accumulated postretirement benefit obligation has been determined by application of the provisions of the Company’s medical plans, including established maximums and sharing of costs, relevant actuarial assumptions and health-care cost trend rates projected at approximately 7.8% for 2013 and decreasing to an ultimate rate of approximately 4.5% in 2029. The Company has a maximum annual benefit based on years of service for participants over 65 years of age.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following chart shows the effect of a 1% change in healthcare cost trends:

(in millions)	2012	2011
Effect of 1% increase in health-care cost trend rates on:
Postretirement benefit obligation	$1.7	$2.0
Total of service cost and interest cost component	0.2	0.2
Effect of 1% decrease in health-care cost trend rates on:
Postretirement benefit obligation	(1.4)	(1.7)
Total of service cost and interest cost component	(0.1)	(0.1)

Other Benefit Plans

The Company also maintains a defined contribution profit sharing plan for domestic salaried and certain hourly employees. Amounts charged to earnings for this plan were $13.5 million, $10.5 million and $11.5 million in 2012, 2011 and 2010, respectively.

The Company also has a domestic employee 401K savings plan. The Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings. The Company’s matching contributions to the savings plan were $3.8 million, $3.7 million and $3.7 million in 2012, 2011 and 2010, respectively.

The Company has an employee stock purchase plan which permits employees to purchase the Company’s Common Stock (“Common Stock”) at a 15% discount to the prevailing market price. No more than $25 thousand can be purchased by any one employee during a plan year. The 15% discount is included in selling, general and administrative expenses. Total expenses for 2012, 2011 and 2010 were $0.5 million each year.

Deferred Compensation Plans

The Company maintains a deferred compensation plan under which certain members of management are eligible to defer a maximum of 85% of their regular compensation (i.e. salary) and incentive bonus. The amounts deferred under this plan are credited with earnings or losses based upon changes in values of notional investments elected by the plan participant. The investment options available include notional investments in various stock, bond and money market funds as well as Common Stock. Each plan participant is fully vested in the amounts the participant defers. The plan also functions as an “excess” plan, and profit sharing contributions that cannot otherwise be contributed to the qualified savings and profit sharing plan due to limitations under Department of Treasury regulations are credited to this plan. These contributions vest under the same vesting schedule applicable to the qualified plan.

The liability to plan participants for contributions designated for notional investment in Common Stock is based on the quoted fair value of the Common Stock plus any dividends credited. The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Common Stock. At December 31, 2012 and 2011, the amount of the Company’s liability under the deferred compensation plan was $73.0 million and $64.1 million, respectively and the funded balances amounted to $55.3 million and $47.4 million, respectively. The amounts charged to earnings, including the effect of the hedges, totaled $2.6 million, $2.9 million, and $2.4 million in 2012, 2011 and 2010, respectively.

Non-employee members of the Company’s Board of Directors are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Common Stock. Directors are fully vested in their account balance.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, there was approximately 125 thousand shares of Common Stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control.

14. Stock Based Compensation Plans

The Company has options outstanding under four equity compensation plans. Under the Omnibus Equity Plan, the Company may grant options and other stock-based awards to employees and directors. Under the 1983 Stock Option Plan and the Stock Award Plan, the Company granted options to key management employees. Under the Stock Option Plan for Directors, the Company granted options to non-employee directors. Following adoption of the Omnibus Equity Plan by stockholders in 2008, no further grants were permitted under the other equity compensation plans. Options outstanding under the plans are issued at market value on the date of grant, vest on the third anniversary of the date of grant and must be exercised within ten years of the date of grant. If, upon termination of a participant’s employment (other than a termination for cause), a participant is at least 55 years old, has at least five years of service, and the sum of the participant’s age and years of service is at least 65, the participant may exercise any stock options granted in 2007 or later within a period of three years from the date of termination or, if earlier, the date such stock options otherwise would have expired, subject to specified conditions. Issuances of Common Stock to satisfy employee option exercises currently are made from treasury stock.

Stock option transactions for the three years ended December 31, 2012 were as follows:

	Options (In millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2009	8.9	$19.85
Granted	1.2	33.34
Exercised	(1.2)	12.79
Cancelled	(0.1)	27.95

Outstanding at December 31, 2010	8.8	22.63
Granted	1.2	40.60
Exercised	(1.6)	16.53
Cancelled	(0.1)	30.22

Outstanding at December 31, 2011	8.3	26.39
Granted	1.6	53.81
Exercised	(1.5)	19.00
Cancelled	(0.2)	35.57

Outstanding at December 31, 2012	8.2	$32.81	6.2	$171.6

Exercisable at December 31, 2012	4.4	$23.16	4.4	$133.9

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information relating to options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
(In millions) Range of Exercise Prices	Outstanding as of 12/31/2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/2012	Weighted Average Exercise Price
$5.01 - $15.00	0.4	1.2	$13.73	0.4	$13.73
$15.01 - $25.00	1.8	3.5	$20.06	1.8	$20.06
$25.01 - $35.00	3.3	6.1	$29.39	2.2	$27.37
$35.01 - $45.00	1.1	8.1	$40.62	0.0	$40.44
$45.01 - $55.00	1.6	9.4	$53.81	0.0	$53.81

	8.2	6.2	$32.81	4.4	$23.16

The table above represents the Company’s estimate of options fully vested and expected to vest. Expected forfeitures are not material and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised, stock compensation expense related to stock option awards and the fair value of stock options issued:

(In millions)	2012	2011	2010
Intrinsic Value of Stock Options Exercised	$48.9	$39.6	$25.5
Stock Compensation Expense Related to Stock Option Awards	$11.0	$10.0	$10.9
Issued Stock Options	1.6	1.2	1.2
Weighted Average Fair Value of Stock Options issued (per share)	$8.92	$7.87	$8.36
Fair Value of Stock Options Issued	$14.2	$9.5	$10.2

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2012	2011	2010
Risk-free interest rate	1.0%	2.0%	2.7%
Expected life in Years	6.3	6.2	6.5
Expected volatility	20.7%	20.9%	21.4%
Dividend Yield	1.8%	1.7%	0.8%

The fair value of stock options is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and their expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2012, there was a fair value of $9.2 million related to unamortized stock option compensation expense, which is expected to be recognized over a weighted-average period of approximately one and a half years. The Company’s Consolidated Statements of Cash Flow reflects an add back to Net Cash Provided by Operating Activities of $12.4 million and $11.0 million in 2012 and 2011, respectively, for non cash compensation expense, primarily stock option expense. Net Cash Used in Financing Activities includes $14.6 million, $12.1 million and $7.2 million in 2012, 2011 and 2010, respectively, of excess tax benefits on stock option exercised. The total tax benefit for 2012, 2011 and 2010 was $15.4 million, $13.3 million and $8.5 million, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Accumulated Other Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

The components of changes in accumulated other comprehensive income are as follows:

(In millions)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2009	$27.0	$(13.3)	$(3.6)	$10.1
Other comprehensive income changes during the period	(2.5)	1.0	1.2	(0.3)
Tax benefit (expense)	0.0	4.3	2.2	6.5

Balance December 31, 2010	24.5	(8.0)	(0.2)	16.3
Other comprehensive income changes during the period	(7.3)	(10.0)	1.5	(15.8)
Tax benefit (expense)	0.0	2.7	(0.3)	2.4

Balance December 31, 2011	17.2	(15.3)	1.0	2.9
Other comprehensive income changes during the period	5.6	(6.8)	(0.9)	(2.1)
Tax benefit (expense)	0.0	1.6	0.1	1.7

Balance December 31, 2012	$22.8	$(20.5)	$0.2	$2.5

16. Commitments, Contingencies and Guarantees

a. Rent expense amounted to $20.7 million in 2012, $18.2 million in 2011 and $18.0 million in 2010. The Company is obligated to pay minimum annual rentals under different financing lease agreements as follows:

(In millions)	Leases
2013	$28.2
2014	22.9
2015	18.6
2016	14.8
2017	14.1
2018 and thereafter	121.6

Total future minimum lease commitments	$220.2

b. In December 1981, the Company formed a partnership with a supplier of raw materials that mines and processes sodium-based mineral deposits. The Company purchases the majority of its sodium-based raw material requirements from the partnership. The partnership agreement for the partnership terminates upon two years’ written notice by either partner. Under the partnership agreement, the Company has an annual commitment to purchase 240,000 tons of sodium-based raw materials at the prevailing market price. The Company is not engaged in any other material transactions with the partnership or the Company’s partner.

c. As of December 31, 2012, the Company had commitments through 2017 to acquire approximately $225.9 million of raw materials, packaging supplies and services from its vendors at market prices. Increase in commitments from $130.6 million at December 31, 2011 is principally the result of additional raw material commitments, in part due to the Avid acquisition, and a four-year information systems service agreement. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

d. As of December 31, 2012, the Company had the following guarantees; (i) $4.1 million in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, (ii) an insolvency protection guarantee of approximately $18.9 million to one of its United Kingdom pension plans effective January 1, 2011, and (iii) $3.5 million worth of assets subject to guarantees for its Brazil operations for value added tax assessments and labor related cases currently under appeal.

e. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3 million. In addition to this initial payment, the Company is required to make advance royalty payments of up to $5.5 million upon the launch of a product utilizing the licensed technology, of which approximately $3.0 million had been made as of December 31, 2012. The Company will make an additional $7 million license payment upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration (“FDA”) for products incorporating the acquired technology.

f. The Company’s distribution of condoms under the TROJAN brand and other trademarks is regulated by the FDA. Certain of the Company’s condoms, and similar condoms sold by the Company’s competitors, contain the spermicide nonoxynol-9 (“N-9”). Some interested groups have issued reports that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse. In late 2008, the FDA issued final labeling guidance for latex condoms but excluded N-9 lubricated condoms from the guidance. While the Company awaits further FDA guidance on N-9 lubricated condoms, the Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s guidance, and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

g. In 2000, the Company acquired majority ownership in its QGN. The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by the environmental authority in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills. QGN ceased site operations in August 2010. In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills. In addition, despite repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million Brazilian Real (approximately U.S. $2.4 million) for the discharge of contaminants above allowable limits. The description of the fine included a reference to aggravating factors that may indicate that local “management’s intent” was considered in determining the severity of the fine, which could result in criminal liability for members of local management. In January 2011, QGN filed with IMA an administrative defense to the fine, suspending any enforcement activities pending its defense. IMA has not yet formally responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures, including the removal of the landfills, and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response,

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in February 2011, IMA issued a revised Remediation Notification (the “Revised Remediation Notification”) providing for further site analysis by QGN, including further study of the integrity of the landfills. The Revised Remediation Notification did not include a requirement to remove the landfills; however, it did not foreclose the possibility of such requirement. QGN has responded to the Revised Remediation Notification providing further information regarding the remediation measures, and is in discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on an appropriate remediation plan. In mid-2011, QGN, consistent with the Revised Remediation Notice, began an additional site investigation and capped the two active landfills with an impervious synthetic cover. In 2012, QGN drained the waste pond. Discussions are continuing with INEMA concerning the potential removal of the landfills and other remediation activities, as well as the fine.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009 and $4.8 million in 2010, for remediation, fines and related costs. As of December 31, 2012, QGN has spent approximately $2.5 million on remediation activities. Despite INEMA’s informal indications to the Company that it may not require the removal of the landfills, it remains reasonably possible that INEMA will require such removal and the Company could be unsuccessful in appealing such decision. The Company estimates the cost of such landfill removal would be in the range of $30 million to $50 million.

h. On January 22, 2009, SPD Swiss Precision Diagnostics GmbH (“SPD GmbH”) filed a complaint against the Company in the U.S. District Court for the Northern District of California. The Company’s motion to transfer the case to the U.S. District Court for the District of New Jersey was granted in April 2009. On January 15, 2010, the Company filed a complaint for declaratory relief against SPD GmbH, also in the New Jersey District Court, and in response SPD GmbH filed counterclaims against the Company. Each party’s initial and subsequent claims against the other have been consolidated before that Court. The discovery phase of the litigation is now complete and the parties are currently briefing potentially dispositive motions. No trial date has been set.

SPD GmbH alleges that the Company uses false and misleading advertising and competes unfairly with respect to its FIRST RESPONSE digital and analog home pregnancy and analog ovulation test kits in violation of the Lanham Act and related state laws. SPD GmbH’s allegations are principally directed to claims included in advertising to the effect that the Company’s digital FIRST RESPONSE pregnancy test kits can detect the pregnancy hormone five days before a woman’s missed menstrual period and that its analog FIRST RESPONSE Early Result Pregnancy Test detects the pregnancy hormone six days before a woman’s missed menstrual period. SPD GmbH seeks an order to enjoin the Company from making such claims and to require the Company to remove all such advertising from the marketplace, as well as unspecified damages, trebling of those damages, costs of the action, and reasonable attorneys’ fees.

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

The Company intends to vigorously pursue its claims and defenses against SPD GmbH. In parallel, it has also commenced settlement discussions with respect to this matter and does not currently expect that any amounts payable or undertakings made as a result of any settlement would be material. There can be no assurance that a settlement will be reached on acceptable terms or at all, in which case the outcome of this matter is not reasonably predictable, although an adverse outcome is reasonably possible. At this stage of the litigation, it is not possible to estimate the amount of any damages, or determine the impact of any equitable relief that may be granted. An adverse outcome in this matter could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

i. The Company has been named as a defendant in a purported class action lawsuit alleging unfair, deceptive and unlawful business practices with respect to the advertising, marketing and sales of ARM & HAMMER ESSENTIALS Natural Deodorant. Specifically, on March 9, 2012, Plaintiffs Stephen Trewin and Joseph Farhatt, on behalf of themselves and all others similarly situated, filed a complaint against the Company in the U.S. District Court for the District of New Jersey alleging violations of the New Jersey Consumer Fraud Act, violations of the Missouri Merchandising Practices Act and breach of implied warranty.

The original complaint alleges, among other things, that the Company uses a marketing and advertising campaign that is centered around the claim that the ARM & HAMMER ESSENTIALS Natural Deodorant is a “natural” product that contains “natural” ingredients and provides “natural” protection. The complaint alleges the advertising and marketing campaign is false and misleading because the product contains artificial and synthetic ingredients. Among other things, the complaint seeks an order certifying the case as a class action, appointing Plaintiffs as class representatives and appointing Plaintiffs’ counsel to represent the class. The complaint also seeks restitution and disgorgement of all amounts obtained by the Company as a result of the alleged misconduct, compensatory, actual, statutory and other unspecified damages allegedly suffered by Plaintiffs and the purported class, up to treble damages for alleged violation of the New Jersey Consumer Fraud Act; punitive damages for alleged violations of the Missouri Merchandising Practices Act, an order requiring the Company to immediately cease its alleged wrongful conduct, an order enjoining the Company from continuing the conduct and acts identified in the complaint, an order requiring the Company to engage in a corrective notice campaign, an order requiring the Company to pay to Plaintiffs and all members of the purported class the amounts paid for ARM & HAMMER ESSENTIALS Natural Deodorant, statutory prejudgment and post-judgment interest, and reasonable attorneys’ fees and costs.

On May 14, 2012, the Company filed a motion to dismiss the original complaint. On December 10, 2012, the Court issued an order granting the Company’s motion and dismissed the original complaint without prejudice. On January 7, 2013, Plaintiffs filed an amended complaint seeking relief similar to that sought in the original complaint, but excluding the breach of implied warranty claim.

The Company intends to vigorously defend against the allegations asserted in the amended complaint. While a material adverse outcome in this matter is reasonably possible, at this preliminary stage of the litigation it is not possible to estimate the amount of any damages or determine the impact of any equitable relief that may be granted. An adverse outcome in this matter could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

j. The Company has recorded liabilities for uncertain income tax positions that, although supportable, may be challenged by tax authorities. In 2012, the Company closed the audit of tax years 2008 and 2009 with the IRS. As a result of the settlement of the IRS audit and related state tax effects resulting from the settlement, the Company’s liabilities for uncertain income tax positions decreased by $5.7 million. The IRS has communicated its intention to audit the Company’s 2010 federal income tax return commencing early in 2013. The tax years 2008 and 2009 are currently under audit by several state and international taxing authorities. In addition, certain statutes of limitations are scheduled to expire in the near future. The Company’s liabilities for uncertain tax positions are $9.1 million as of December 31, 2012. It is reasonably possible that a decrease of approximately $3.1 million in unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations. Of this amount, $0.1 million would be offset by a corresponding reduction in the amount of deferred tax assets on the balance sheet.

k. The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. Litigation is subject to many uncertainties, and the outcome of certain individual

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

litigated matters may not be reasonably predictable and any related damages may not be estimable. Some litigation matters, including those described above, could result in an adverse outcome for the Company, and any such adverse outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

17. Related Party Transactions

The following summarizes the balances and transactions between the Company and (i) each of Armand and ArmaKleen, in which the Company holds a 50% ownership interest, and (ii) Natronx, in which the Company holds a one-third ownership interest:

	Armand			ArmaKleen			Natronx
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(In millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Purchases by Company	$21.3	$19.6	$13.8	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$5.5	$5.5	$5.5	$2.4	$0.0	$0.0
Outstanding Accounts Receivable	$0.1	$0.3	$0.3	$0.4	$0.7	$0.5	$0.0	$0.0	$0.0
Outstanding Accounts Payable	$1.8	$2.3	$0.9	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services(1)	$1.7	$1.7	$1.7	$1.7	$2.5	$2.5	$0.9	$0.7	$0.0

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

18. Segments

Segment Information

The Company operates three reportable segments: Consumer Domestic, Consumer International and SPD. These segments are determined based on differences in the nature of products and organizational and ownership structures. The Company also has a Corporate segment.

Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Household and personal care products

Consumer International	Primarily personal care products

SPD	Specialty chemical products

The Corporate segment income consists of equity in earnings (losses) of affiliates. As of December 31, 2012, the Company had 50% ownership interests in Armand and ArmaKleen and a one-third ownership interest in Natronx. The Company’s equity in earnings or losses of Armand, ArmaKleen and Natronx for the twelve months ended December 31, 2012, 2011 and 2010 are included in the Corporate segment.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2012:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate(1)	As Reported
Net sales
2012	$2,156.9	$510.1	$254.9	$0.0	$2,921.9
2011	1,979.1	509.1	261.1	0.0	2,749.3
2010	1,886.1	444.0	259.1	0.0	2,589.2

Gross profit
2011	1,015.9	236.9	68.0	(29.4)	1,291.4
2010	936.9	238.7	64.2	(25.3)	1,214.5
2009	913.2	211.9	59.3	(26.6)	1,157.8

Marketing Expenses
2012	280.3	74.5	2.5	0.0	357.3
2011	274.9	75.9	3.3	0.0	354.1
2010	265.6	69.8	2.6	0.0	338.0

Selling, General and Administrative Expenses
2012	297.6	89.8	31.0	(29.4)	389.0
2011	269.5	92.8	30.8	(25.3)	367.8
2010	279.5	85.5	36.4	(26.6)	374.8

Income from Operations
2012	438.0	72.6	34.5	0.0	545.1
2011	392.5	70.0	30.1	0.0	492.6
2010	368.1	56.6	20.3	0.0	445.0

Equity in Earnings of Affiliates
2012	0.0	0.0	0.0	8.9	8.9
2011	0.0	0.0	0.0	10.0	10.0
2010	0.0	0.0	0.0	5.0	5.0

Interest Expense(2)
2012	11.2	1.9	0.9	0.0	14.0
2011	7.0	1.2	0.5	0.0	8.7
2010	23.0	3.5	1.3	0.0	27.8

Investment Earnings(2)
2012	1.4	0.2	0.1	0.0	1.7
2011	1.5	0.3	0.1	0.0	1.9
2010	0.5	0.1	0.0	0.0	0.6

Other Income, net(2)
2012	0.6	0.1	0.1	0.0	0.8
2011	(1.0)	(0.2)	0.0	0.0	(1.2)
2010	(3.7)	(0.6)	(0.2)	0.0	(4.5)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate(1)	As Reported
Income Before Income Taxes
2012	428.8	71.0	33.8	8.9	542.5
2011	386.0	68.9	29.7	10.0	494.6
2010	341.9	52.6	18.8	5.0	418.3

Identifiable Assets
2012	3,317.5	543.8	135.1	101.7	4,098.1
2011	2,437.9	476.5	132.2	71.0	3,117.6
2010	2,386.2	330.6	147.8	80.6	2,945.2

Capital Expenditures
2012	58.9	10.0	5.6	0.0	74.5
2011	57.4	12.2	7.0	0.0	76.6
2010	54.7	6.1	3.0	0.0	63.8

Depreciation & Amortization
2012	70.5	7.9	5.1	1.5	85.0
2011	61.4	8.1	5.7	1.9	77.1
2010	53.3	8.5	6.2	3.6	71.6

(1)	The Corporate segment reflects the following:
(A)	The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of Cost of Sales in the Company’s Consolidated Statements of Income. Such amounts were $29.4 million, $25.3 million, and $26.6 million for 2012, 2011 and 2010, respectively.
(B)	Equity in earnings (loss) of affiliates from Armand, Armakleen and Natronx.
(C)	Corporate assets include notes receivable, domestic deferred income taxes, deferred compensation investments and the Company’s investment in unconsolidated affiliates.
(2)	In determining Income before Income Taxes, interest expense, investment earnings, and other income, net were allocated to the segments based upon each segment’s relative Income from Operations.

Other than the differences noted in footnotes (1) and (2) above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies described in Note 1.

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table above, were $3.4 million, $5.2 million and $3.6 million for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product line revenues from external customers for each of the three years ended December 31, 2012, December 31, 2011 and December 31, 2010 were as follows:

(In millions)	2012	2011	2010
Household Products	$1,411.3	$1,295.0	$1,207.4
Personal Care Products	745.6	684.1	678.7

Total Consumer Domestic	2,156.9	1,979.1	1,886.1
Total Consumer International	510.1	509.1	444.0
Total SPD	254.9	261.1	259.1

Total Consolidated Net Sales	$2,921.9	$2,749.3	$2,589.2

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products and skin care products.

Geographic Information

Approximately 79% of the net sales reported in the accompanying consolidated financial statements in 2012, 2011 and 2010, respectively, were to customers in the U.S. Approximately 97%, 96% and 96% of long-lived assets were located in the U.S. at December 31, 2012, 2011 and 2010, respectively. Other than the U.S., no one country accounts for more than 7% of consolidated net sales and 5% of total assets.

Customers

A group of three customers accounted for approximately 34%, 33% and 33% of consolidated net sales in 2012, 2011 and 2010, respectively, of which a single customer (Wal-Mart Stores, Inc and its affiliates) accounted for approximately 24%, 23% and 23% in 2012, 2011 and 2010, respectively.

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

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012
Net Sales	$690.6	$696.4	$725.2	$809.7	$2,921.9
Gross Profit	302.5	303.0	327.5	358.4	1,291.4
Income from Operations	142.7	122.4	145.4	134.6	545.1
Equity in Earnings of Affiliates	2.5	2.4	2.4	1.6	8.9
Net Income	95.8	79.3	93.9	80.8	349.8
Net Income per Share-Basic	$0.67	$0.57	$0.67	$0.58	$2.50
Net Income per Share-Diluted	$0.66	$0.56	$0.66	$0.57	$2.45

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011
Net Sales	$642.3	$674.9	$701.0	$731.1	$2,749.3
Gross Profit	288.1	300.0	309.9	316.5	1,214.5
Income from Operations	131.1	117.8	126.3	117.4	492.6
Equity in Earnings of Affiliates	2.2	3.2	2.9	1.7	10.0
Net Income	83.6	82.6	79.6	63.8	309.6
Net Income per Share-Basic	$0.59	$0.58	$0.55	$0.45	$2.16
Net Income per Share-Diluted	$0.58	$0.57	$0.54	$0.44	$2.12

2010
Net Sales	$634.5	$640.9	$656.9	$656.9	$2,589.2
Gross Profit	285.5	290.9	289.0	292.4	1,157.8
Income from Operations	132.0	120.0	113.0	80.0	445.0
Equity in Earnings of Affiliates	1.2	1.6	0.8	1.4	5.0
Net Income	80.0	74.2	69.5	47.0	270.7
Net Income per Share-Basic	$0.57	$0.53	$0.49	$0.33	$1.91
Net Income per Share-Diluted	$0.56	$0.52	$0.48	$0.32	$1.87

(1)	The fourth quarter of 2012 includes approximately $70 million associated with the Avid acquisition.
(2)	The fourth quarter of 2011 includes a deferred tax valuation charge of approximately $13 million (or $0.09 per share) and includes an additional month’s results of three foreign subsidiaries due to the change in the fiscal calendar. The change increased net sales by $14.3 million, but had a nominal effect on net income.
(3)	The fourth quarter of 2010 includes a pension settlement charge of approximately $24 million pre-tax ($15.5 million after tax).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

b) Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Item 8 of this Annual Report and is incorporated by reference herein. Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is set forth in Item 8 of this Annual Report.

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

Information required by this item is incorporated by reference to the information under the captions, “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Code of Conduct,” and “Corporate Governance—Board of Directors Meetings and Board Committees—Audit Committee,” in the Company’s definitive proxy statement which will be filed with the U.S. Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions, “Compensation Discussion and Analysis,” “2012 Summary Compensation Table,” “2012 Grants of Plan Based Awards,” “2012 Outstanding Equity Awards at Fiscal Year-End,” “2012 Option Exercises and Stock Vested,” “2012 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation & Organization Committee Report” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions, “Equity Compensation Plan Information as of December 31, 2012” and “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Corporate Governance—Board Independence” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption, “Fees to Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements and Schedule

The following Consolidated Financial Statements included in Item 8 of this Form 10-K:

(a) 3. Exhibits

Unless otherwise noted, the file number for all Company filings with the Securities and Exchange Commission referenced below is 1-10585.

(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

(3.2)	By-laws of the Company, amended and restated as of February 1, 2012, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on February 7, 2012.

(4.1)	Indenture, dated as of December 15, 2010, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 15, 2010.

(4.2)	First Supplemental Indenture, dated as of December 15, 2010, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 3.35% senior notes due 2015 (including form of note), incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 15, 2010.

(4.3)	Second Supplemental Indenture, dated as of September 26, 2012, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.875% Notes due 2022, incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on September 26, 2012.

(10.1)	Credit Agreement, dated November 18, 2010, among Church & Dwight Co., Inc., the lenders named therein, Bank of America, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Deutsche Bank AG New York Branch, HSBC Bank USA, National Association and Union Bank, N.A., as co-documentation agents, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 19, 2010.

(10.1.1)	Amendment No. 1 to Credit Agreement dated as of August 4, 2011, among Church & Dwight Co., Inc., the lenders named therein, Bank of America, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Deutsche Bank AG New York Branch, HSBC Bank USA, National Association and Union Bank, N.A., as co-documentation agents, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011.

	(10.2)	Form of Commercial Paper Dealer Agreement, dated October 3, 2011, by and between Church & Dwight Co., Inc. and Dealer, incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

	(10.3)	Stock Purchase Agreement, dated as of August 17, 2012, among Church & Dwight Co., Inc., Avid Health, Inc., the Seller Representative and the sellers party thereto, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 20, 2012.

*	(10.4)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, incorporated by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 1997.

*	(10.4.1)	Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective January 1, 2007, incorporated by reference to Exhibit 10.4.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

*	(10.4.2)	Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective February 1, 2012, incorporated by reference to Exhibit 10.4.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

*	(10.5)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, amended and restated as of January 1, 2012, incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

*	(10.6)	Amended and Restated Deferred Compensation Plan for Directors effective as of May 1, 2008 incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2008.

*	(10.7)	Amended and Restated Compensation Plan for Directors, effective January 1, 2012, incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-K for the quarter ended March 31, 2012.

*	(10.8)	The Stock Option Plan for Directors, effective as of January 1, 1991, incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

*	(10.9)	The Church & Dwight Co., Inc. Stock Award Plan as amended, incorporated by reference to Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2007.

*	(10.10)	Church & Dwight Co., Inc., Omnibus Equity Compensation Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders, filed on March 28, 2008.

*	(10.11)	Church & Dwight Co., Inc. Annual Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders, filed on March 23, 2012.

*	(10.12)	Employment Agreement, dated June 11, 2004, by and between Church & Dwight Co., Inc. and James R. Craigie incorporated by reference to Exhibit 10(s) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

*	(10.13)	Employment Agreement, dated October 31, 2011, by and between the Company and Patrick de Maynadier, incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

*	(10.14)	Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2006.

	*	(10.15)	Employment Agreement, dated June 1, 2002, by and between Armkel, LLC and Adrian Huns incorporated by reference to Exhibit 10(u) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*	(10.16)	Employment Agreement, dated July 16, 2004, by and between Church & Dwight Co., Inc. and Louis H. Tursi, incorporated by reference to Exhibit 10(w) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*	(10.17)	Form of Change in Control and Severance Agreement, dated March 12, 2010, by and between Church & Dwight Co., Inc. and each of the Company’s executive officers, with the exception of James R. Craigie and Patrick de Maynadier, incorporated by reference to Exhibit 10(w) to the Company’s annual report on Form 10-K for the year ended December 31, 2010.

	*	(10.18)	Change in Control and Severance Agreement, dated March 12, 2010, by and between Church & Dwight Co., Inc. and James R. Craigie, incorporated by reference to Exhibit 10(x) to the Company’s annual report on Form 10-K for the year ended December 31, 2010.

	*	(10.19)	Change in Control and Severance Agreement, dated December 31, 2011, by and between Church & Dwight Co., Inc. and Patrick de Maynadier, incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

		(10.20)	Lease Agreement (Build to Suit), dated July 20, 2011, between Church & Dwight Co., Inc. and CD 95 L.L.C., incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011.

•		(12)	Computation of ratios of earnings to fixed charges.

•		(21)	List of the Company’s subsidiaries.

•		(23.1)	Consent of Independent Registered Public Accounting Firm.

•		(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•		(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•		(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•		(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

		(101)	The following materials from Church & Dwight Co., Inc.’s annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three years ended December 31, 2012, (ii) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the three years ended December 31, 2012, (iv) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2012 and (v) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.
*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2013.

CHURCH & DWIGHT CO., INC.

By:	/s/ JAMES R. CRAIGIE
JAMES R. CRAIGIE
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. ROSIE ALBRIGHT T. Rosie Albright	Director	February 22, 2013

/s/ JOSE B. ALVAREZ Jose B. Alvarez	Director	February 22, 2013

/s/ JAMES R. CRAIGIE James R. Craigie	Chairman and Chief Executive Officer	February 22, 2013

/s/ ROSINA B. DIXON Rosina B. Dixon	Director	February 22, 2013

/s/ BRADLEY C. IRWIN Bradley C. Irwin	Director	February 22, 2013

/s/ ROBERT D. LEBLANC Robert D. LeBlanc	Director	February 22, 2013

/s/ PENRY W. PRICE Penry W. Price	Director	February 22, 2013

/s/ RAVICHANDRA K. SALIGRAM Ravichandra K. Saligram	Director	February 22, 2013

/s/ ROBERT K. SHEARER Robert K. Shearer	Director	February 22, 2013

/s/ ARTHUR B. WINKLEBLACK Arthur B. Winkleblack	Director	February 22, 2013

/s/ MATTHEW T. FARRELL Matthew T. Farrell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2013

/s/ STEVEN J. KATZ Steven J. Katz	Vice President and Controller (Principal Accounting Officer)	February 22, 2013

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

		Additions		Deductions
(In millions)	Beginning Balance	Charged to Expenses	Acquired	Amounts Written Off	Foreign Exchange	Ending Balance
Allowance for Doubtful Accounts
2012	$1.8	$(0.7)	$0.0	$(0.2)	$(0.1)	$0.8
2011	5.5	(0.6)	0.0	(3.0)	(0.1)	1.8
2010	5.8	(0.2)	0.0	(0.1)	0.0	5.5

Allowance for Cash Discounts
2012	$4.0	$57.7	$0.7	$(57.4)	$(0.1)	$4.9
2011	4.3	52.9	0.0	(53.3)	0.1	4.0
2010	4.1	49.8	0.0	(49.6)	0.0	4.3

Sales Returns and Allowances
2012	$10.1	$51.7	$0.7	$(44.9)	$(0.1)	$17.5
2011	9.7	40.1	0.0	(39.7)	0.0	10.1
2010	10.3	39.0	0.0	(40.0)	0.4	9.7