Form 10-Q
period 2013-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2013-05-02
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013	Commission file number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 29, 2013, there were 138,189,927 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(In millions, except per share data)	March 31, 2013	March 31, 2012
Net Sales	$779.3	$690.6
Cost of sales	429.2	388.1

Gross Profit	350.1	302.5
Marketing expenses	78.9	68.0
Selling, general and administrative expenses	101.9	91.8

Income from Operations	169.3	142.7
Equity in earnings of affiliates	0.6	2.5
Investment earnings	0.7	0.5
Other income (loss), net	(0.4)	0.2
Interest expense	(7.0)	(2.7)

Income before Income Taxes	163.2	143.2
Income taxes	55.5	47.4

Net Income	$107.7	$95.8

Weighted average shares outstanding - Basic	138.3	142.3
Weighted average shares outstanding - Diluted	140.9	144.9
Net income per share - Basic	$0.78	$0.67
Net income per share - Diluted	$0.76	$0.66
Cash dividends per share	$0.28	$0.24

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
(In millions)	March 31, 2013	March 31, 2012
Net Income	$107.7	$95.8
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(6.2)	6.8
Defined Benefit Plan Adjustments	0.3	0.0
Income (Losses) from derivative agreements	0.3	(0.1)

Other comprehensive income (loss)	(5.6)	6.7

Comprehensive income	$102.1	$102.5

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data )	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$259.6	$343.0
Marketable securities	19.7	0.0
Accounts receivable, less allowances of $0.8 and $0.8	332.4	303.1
Inventories	259.1	242.2
Deferred income taxes	17.6	17.6
Other current assets	23.4	27.9

Total Current Assets	911.8	933.8

Property, Plant and Equipment, Net	584.5	586.0
Equity Investment in Affiliates	24.8	23.0
Tradenames and Other Intangibles	1,231.9	1,254.9
Goodwill	1,223.8	1,213.8
Other Assets	87.7	86.6

Total Assets	$4,064.5	$4,098.1

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$203.9	$253.8
Accounts payable and accrued expenses	413.4	432.0
Income taxes payable	38.3	39.8

Total Current Liabilities	655.6	725.6

Long-term Debt	649.4	649.4
Deferred Income Taxes	466.4	470.0
Deferred and Other Long-term Liabilities	157.8	141.1
Pension, Postretirement and Postemployment Benefits	49.8	50.9

Total Liabilities	1,979.0	2,037.0

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	328.4	318.8
Retained earnings	1,998.4	1,929.3
Accumulated other comprehensive income (loss)	(3.1)	2.5
Common stock in treasury, at cost: 8,259,012 shares in 2013 and 7,646,419 shares in 2012	(384.8)	(336.1)

Total Church & Dwight Co., Inc. Stockholders' Equity	2,085.3	2,060.9
Noncontrolling interest	0.2	0.2

Total Stockholders' Equity	2,085.5	2,061.1

Total Liabilities and Stockholders’ Equity	$4,064.5	$4,098.1

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended
(In millions)	March 31, 2013	March 31, 2012
Cash Flow From Operating Activities
Net Income	$107.7	$95.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15.8	12.8
Amortization expense	7.8	6.4
Deferred income taxes	2.8	1.5
Equity in earnings of affiliates	(0.6)	(2.5)
Distributions from unconsolidated affiliates	2.1	2.3
Non cash compensation expense	1.7	1.5
Other	0.3	(0.4)
Change in assets and liabilities:
Accounts receivable	(30.9)	(4.7)
Inventories	(14.7)	(11.3)
Other current assets	(4.0)	(1.1)
Accounts payable and accrued expenses	(13.4)	(8.1)
Income taxes payable	2.6	32.4
Excess tax benefit on stock options exercised	(3.5)	(4.2)
Other operating assets and liabilities, net	(1.4)	(6.5)

Net Cash Provided By Operating Activities	72.3	113.9

Cash Flow From Investing Activities
Additions to property, plant and equipment	(10.4)	(15.1)
Investment interest in joint venture	(3.2)	(3.0)
Investment in marketable securities	(19.7)	0.0
Other	0.0	(0.4)

Net Cash Used In Investing Activities	(33.3)	(18.5)

Cash Flow From Financing Activities
Short-term debt repayments	(50.0)	(2.5)
Proceeds from stock options exercised	5.8	5.4
Excess tax benefit on stock options exercised	3.5	4.2
Payment of cash dividends	(38.6)	(34.2)
Purchase of treasury stock	(50.3)	(90.3)
Lease incentive proceeds	10.7	0.0

Net Cash Used In Financing Activities	(118.9)	(117.4)

Effect of exchange rate changes on cash and cash equivalents	(3.5)	3.0

Net Change In Cash and Cash Equivalents	(83.4)	(19.0)
Cash and Cash Equivalents at Beginning of Period	343.0	251.4

Cash and Cash Equivalents at End of Period	$259.6	$232.4

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

	Three Months Ended
(In millions)	March 31, 2013	March 31, 2012
Cash paid during the year for:
Interest (net of amounts capitalized)	$1.5	$0.0

Income taxes	$50.2	$18.7

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$2.2	$5.5

Property, plant and equipment expenditures included in other long-term liabilities (related to leasing obligations for new corporate headquarters facility)	$0.0	$9.3

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March, 31, 2013 and 2012

(Unaudited)

	Number of Shares		Amounts
(In millions)	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity

December 31, 2011	146.4	(4.1)	$146.4	$271.7	$1,714.0	$2.9	$(94.4)	$2,040.6	$0.2	$2,040.8
Net income	0.0	0.0	0.0	0.0	95.8	0.0	0.0	95.8	0.0	95.8
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	6.7	0.0	6.7	0.0	6.7
Cash dividends	0.0	0.0	0.0	0.0	(34.2)	0.0	0.0	(34.2)	0.0	(34.2)
Stock purchases	0.0	(1.9)	0.0	0.0	0.0	0.0	(90.3)	(90.3)	0.0	(90.3)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $4.4	0.0	0.4	0.0	9.0	0.0	0.0	2.0	11.0	0.0	11.0
Other stock issuances	0.0	0.0	0.0	0.2	0.0	0.0	0.2	0.4	0.0	0.4

March 31, 2012	146.4	(5.6)	$146.4	$280.9	$1,775.6	$9.6	$(182.5)	$2,030.0	$0.2	$2,030.2

December 31, 2012	146.4	(7.6)	$146.4	$318.8	$1,929.3	$2.5	$(336.1)	$2,060.9	$0.2	$2,061.1
Net income	0.0	0.0	0.0	0.0	107.7	0.0	0.0	107.7	0.0	107.7
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	(5.6)	0.0	(5.6)	0.0	(5.6)
Cash dividends	0.0	0.0	0.0	0.0	(38.6)	0.0	0.0	(38.6)	0.0	(38.6)
Stock purchases	0.0	(0.9)	0.0	0.0	0.0	0.0	(50.3)	(50.3)	0.0	(50.3)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $3.7	0.0	0.3	0.0	9.5	0.0	0.0	1.6	11.1	0.0	11.1
Other stock issuances	0.0	0.0	0.0	0.1	0.0	0.0	0.0	0.1	0.0	0.1

March 31, 2013	146.4	(8.2)	$146.4	$328.4	$1,998.4	$(3.1)	$(384.8)	$2,085.3	$0.2	$2,085.5

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 and the condensed consolidated statements of income, comprehensive income, cash flow and stockholders’ equity for the three months ended March 31, 2013 and March 31, 2012 have been prepared by Church & Dwight Co., Inc. (the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2013 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

The Company invested approximately $19.7 million of its available cash in March 2013 in marketable securities that mature on September 5, 2013 . Marketable securities consist of a guaranteed investment certificate with a financial institution with a maturity of greater than three months when purchased.

The Company incurred research and development expenses in the first quarter of 2013 and 2012 of $14.4 million and $12.6 million, respectively. These expenses are included in selling, general and administrative expenses.

2.	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued new guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income where the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The adoption of the new pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

(In millions)	March 31, 2013	December 31, 2012
Raw materials and supplies	$67.9	$71.7
Work in process	24.3	22.4
Finished goods	166.9	148.1

Total	$259.1	$242.2

4.	Property, Plant and Equipment (“PP&E”)

PP&E consist of the following:

(In millions)	March 31, 2013	December 31, 2012
Land	$26.0	$26.0
Buildings and improvements	281.9	276.8
Machinery and equipment	568.2	562.7
Software	80.5	80.6
Office equipment and other assets	54.8	55.1
Construction in progress	23.0	21.0

Gross Property, Plant and Equipment	1,034.4	1,022.2
Less accumulated depreciation and amortization	449.9	436.2

Net Property, Plant and Equipment	$584.5	$586.0

	Three Months Ended
(In millions)	March 31, 2013	March 31, 2012
Depreciation and amortization on PP&E	$15.8	$12.8

Interest charges capitalized (in construction in progress)	$0.1	$0.3

5.	Earnings Per Share (“EPS”)

Basic EPS is calculated based on income available to holders of common stock (the “Common Stock”) of the Company and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential Common Stock issuable pursuant to the exercise of outstanding stock options. The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended
(In millions)	March 31, 2013	March 31, 2012
Weighted average common shares outstanding - basic	138.3	142.3
Dilutive effect of stock options	2.6	2.6

Weighted average common shares outstanding - diluted	140.9	144.9

Antidilutive stock options outstanding	0.1	0.1

6.	Stock Based Compensation Plans

The following table provides a summary of option activity during the three months ended March 31, 2013:

	Options (In millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2012	8.2	$32.81
Granted	0.0	0.00
Exercised	(0.3)	20.32
Cancelled	0.0	0.00

Outstanding at March 31, 2013	7.9	$33.22	6.1	$249.0

Exercisable at March 31, 2013	4.1	$23.36	4.3	$170.0

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards. The fair value of stock options issued was immaterial in the three months ended March 31, 2013 and March 31, 2012.

	Three Months Ended
(In millions)	March 31, 2013	March 31, 2012
Intrinsic Value of Stock Options Exercised	$11.3	$11.0
Stock Compensation Expense Related to Stock Option Awards	$1.6	$1.2

7.	Fair Value Measurements

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

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the three months ended March 31, 2013.

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2013 and December 31, 2012.

		March 31, 2013		December 31, 2012
(In millions)	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Note receivable	Level 2	$0.0	$0.0	$0.1	$0.1
Marketable securities	Level 3	19.7	19.7	0.0	0.0
Financial Liabilities:
Short-term borrowings	Level 2	203.9	203.9	253.8	253.8
2.875% Senior notes	Level 2	399.6	397.3	399.6	392.6
3.35% Senior notes	Level 2	249.8	264.4	249.8	264.1

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Note Receivable: The fair value of the note receivable reflects what management believes is the appropriate interest factor at December 31, 2012 based on similar risks in the market.

Marketable Securities: The fair value of the marketable securities is determined based on quoted market prices or broker quotes, when possible.

Short-Term Borrowings: The carrying amounts of the Company’s unsecured lines of credit and commercial paper issuances approximate fair value because of their short maturities and variable interest rates.

Senior Notes: The Company determines the fair value of its senior notes based upon their quoted market value or broker quotes, when possible. In the absence of observable market quotes, the notes are valued based on using non-binding market consensus prices that we seek to corroborate with observable market data, if available, or non-observable market data.

8.	Derivative Instruments and Risk Management

The following tables summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s Consolidated Statements of Income and Comprehensive Income (“OCI”):

Fair Value of Derivative Instruments

		Notional Amount	Fair Value at
			March 31, 2013	December 31, 2012
(In millions)	Balance Sheet Location	March 31, 2013
Derivatives designated as hedging instruments
Asset Derivatives
Diesel fuel contracts	Other current assets	$7.1	$0.5	$0.2
Foreign exchange contracts	Other current assets	$22.8	0.2	0.1

Total assets			$0.7	$0.3

Derivatives not designated as hedging instruments
Asset Derivatives
Equity derivatives	Other current assets	$23.6	$3.5	$0.9
Foreign exchange contracts	Other current assets	$2.4	0.0	0.0

Total assets			$3.5	$0.9

			Amount of Gain (Loss) Recognized in OCI from Derivatives for the Quarter ended
			March 31,	March 31,
	Other Comprehensive Income (Loss) Location		2013	2012
Derivatives designated as hedging instruments
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)		$0.1	$0.4
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)		0.2	(0.5)

Total gain (loss) recognized in OCI			$0.3	$(0.1)

			Amount of Gain (Loss) Recognized in Income for the Quarter ended
			March 31,	March 31,
	Income Statement Location		2013	2012
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses		$4.6	$1.4
Foreign exchange contracts	Selling, general and administrative expenses		0.0	0.1

Total gain (loss) recognized in income			$4.6	$1.5

The notional amount of a financial instrument is the nominal or face amount used to calculate payments made on that instrument. The fair values of the derivative instruments disclosed above were measured based on Level 2 inputs.

9.	Acquisitions

On October 1, 2012, the Company acquired all of the issued and outstanding capital stock of Avid Health, Inc. (“Avid Health”) for $652.3 million, which is subject to adjustment based on the closing working capital of Avid Health and its subsidiaries. The preliminary fair values of the net assets acquired in 2012 for Avid Health, including the current measurement period adjustments to fair value, are as follows:

(In millions)	Acquisition Date Preliminary Fair Value	Measurement Period Adjustments	Adjusted Acquisition Date Preliminary Fair Value
Inventory	$38.5	$0.3	$38.8
Accounts receivables, net	29.6	0.0	29.6
Other current assets	1.9	0.0	1.9
Property, plant and equipment	33.4	(1.8)	31.6
Tradenames and other intangibles	376.9	(14.7)	362.2
Goodwill	345.4	10.0	355.3

Total Assets	$825.7	$(6.2)	$819.4
Other current liabilities	(19.3)	0.0	(19.3)
Deferred income taxes	(154.1)	6.2	(147.8)

Purchase Price	$652.3	$0.0	$652.3

The Company anticipates the purchase price allocation to be completed by September 30, 2013 due to the final determination of the opening balance sheet working capital adjustment. These amounts were not retrospectively adjusted as of December 31, 2012 as the amounts were deemed immaterial. Unaudited pro forma results for the three months ended March 31, 2012 reflecting the Avid Health acquisition are presented below.

	Three Months Ended
Unaudited consolidated pro forma results	March 31, 2012
(In millions, except per share data)	Reported	Pro forma
Net Sales	$690.6	$750.5
Net Income	$95.8	$102.1
Net Income per share - Basic	$0.67	$0.72
Net Income per share - Diluted	$0.66	$0.70

10.	Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	March 31, 2013				December 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$130.7	$(68.6)	$62.1	3-20	$131.1	$(67.1)	$64.0
Customer Relationships	333.0	(86.0)	247.0	15-20	333.8	(81.1)	252.7
Patents/Formulas	43.0	(29.6)	13.4	4-20	43.0	(28.7)	14.3
Non Compete Agreement	1.4	(1.3)	0.1	5-10	1.4	(1.3)	0.1

Total	$508.1	$(185.5)	$322.6		$509.3	$(178.2)	$331.1

Indefinite lived intangible assets - Carrying value

	March 31, 2013	December 31, 2012
Tradenames	$909.3	$923.8

Intangible amortization expense amounted to $7.4 million and $5.9 million for the first three months of 2013 and 2012, respectively. The Company estimates that intangible amortization expense will be approximately $28.4 million in 2013, $28.0 million in 2014 and 2015 and approximately $27 million in each of the next three years.

The carrying amount of goodwill as of March 31, 2013 and December 31, 2012 is as follows:

(In millions)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2012	$1,146.4	$47.2	$20.2	$1,213.8
Acquisition purchase price allocation adjustment	10.0	0.0	0.0	10.0

Balance March 31, 2013	$1,156.4	$47.2	$20.2	$1,223.8

The reduction in the carrying value of indefinite lived tradenames and the increase in goodwill is due to a change as of March 31, 2013 in the preliminary purchase price allocation of intangible assets and deferred taxes acquired in the Avid Health acquisition.

11.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In millions)	March 31, 2013	December 31, 2012
Short-term borrowings
Commercial paper issuances	$200.0	$250.0
Various debt due to international banks	3.9	3.8

Total short-term borrowings	$203.9	$253.8

Long-term debt
2.875% Senior notes due October 1, 2022	$400.0	$400.0
Less: Discount	(0.4)	(0.4)
3.35% Senior notes due December 15, 2015	250.0	250.0
Less: Discount	(0.2)	(0.2)

Net long-term debt	$649.4	$649.4

12.	Accumulated Other Comprehensive Income

The components of changes in accumulated other comprehensive income for the three months ended March 31, 2013 are as follows:

(In millions)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$22.8	$(20.5)	$0.2	$2.5
Other comprehensive income before reclassifications	(6.2)	0.0	0.2	(6.0)
Amounts reclassified to consolidated statement of income	0.0	0.3	0.0	0.3
Tax benefit (expense)	0.0	0.0	0.1	0.1

Other comprehensive income (loss)	(6.2)	0.3	0.3	(5.6)

Balance March 31, 2013	$16.6	$(20.2)	$0.5	$(3.1)

13.	Benefit Plans

The following tables provide information regarding the net periodic benefit costs for the Company’s international pension plans and domestic and international postretirement plans for the three months ended March 31, 2013 and March 31, 2012:

	Pension Costs		Nonpension Postretirement Costs
	Three Months ended		Three Months ended
(In millions)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Components of Net Periodic Benefit Cost:
Service cost	$0.3	$0.2	$0.1	$0.1
Interest cost	1.0	1.1	0.3	0.3
Expected return on plan assets	(1.0)	(1.0)	0.0	0.0
Amortization of prior service costs	0.2	0.2	0.1	0.0

Net periodic benefit cost	$0.5	$0.5	$0.5	$0.4

The Company made cash contributions of approximately $0.9 million to its pension plans during the first three months of 2013. The Company estimates it will be required to make additional cash contributions to its pension plans of approximately $3.3 million in 2013 to fund 2013 benefit payments and administrative costs in excess of investment returns.

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

b. As of March 31, 2013, the Company had commitments through 2017 to acquire approximately $221.2 million of raw materials, packaging supplies and services from its vendors at market prices. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

c. As of March 31, 2013, the Company had the following guarantees: (i) $5.1 million in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, (ii) an insolvency protection guarantee of approximately $17.8 million to one of its United Kingdom pension plans effective January 1, 2011, and (iii) $3.7 million worth of assets subject to guarantees for its Brazil operations for value added tax assessments and labor related cases currently under appeal.

d. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3 million. In addition to this initial payment, the Company is required to make advance royalty payments of up to $5.5 million upon the launch of a product utilizing the licensed technology, of which approximately $3.0 million had been made as of March 31, 2013. The Company will make an additional $7 million license payment upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration (“FDA”) for products incorporating the acquired technology.

e. The Company’s distribution of condoms under the TROJAN brand and other trademarks is regulated by the FDA. Certain of the Company’s condoms, and similar condoms sold by the Company’s competitors, contain the spermicide nonoxynol-9 (“N-9”). Some interested groups have issued reports that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse. In late 2008, the FDA issued final labeling guidance for latex condoms but excluded N-9 lubricated condoms from the guidance. While the Company awaits further FDA guidance on N-9 lubricated condoms, the Company believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s guidance, and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

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

As a result of the foregoing events, the Company accrued approximately $3 million in 2009 and $4.8 million in 2010, for remediation, fines and related costs. As of March 31, 2013, QGN has spent approximately $2.6 million on remediation activities. Despite INEMA’s informal indications to the Company that it may not require the removal of the landfills, it remains reasonably possible that INEMA will require such removal and the Company could be unsuccessful in appealing such decision. The Company estimates the cost of such landfill removal would be in the range of $30 million to $50 million.

g. The Company and SPD Swiss Precision Diagnostics GmbH (“SPD GmbH”) have settled the litigation between them arising out of a complaint filed by SPD GmbH against the Company on January 22, 2009 in the U.S. District Court for the Northern District of California. The Company’s motion to transfer the case to the U.S. District Court for the District of New Jersey was granted in April 2009. On January 15, 2010, the Company filed a complaint for declaratory relief against SPD GmbH, also in the New Jersey District Court, and in response SPD GmbH filed counterclaims against the Company. Each party’s initial and subsequent claims against the other had been consolidated before that Court.

SPD GmbH alleged that the Company used false and misleading advertising and competed unfairly with respect to its FIRST RESPONSE digital and analog home pregnancy and analog ovulation test kits in violation of the Lanham Act and related state laws. SPD GmbH’s allegations were principally directed to claims included in advertising to the effect that the Company’s digital FIRST RESPONSE pregnancy test kits can detect the pregnancy hormone five days before a woman’s missed menstrual period and that its analog FIRST RESPONSE Early Result Pregnancy Test detects the pregnancy hormone six days before a woman’s missed menstrual period. SPD GmbH sought an order to enjoin the Company from making such claims and to require the Company to remove all such advertising from the marketplace, as well as unspecified damages, trebling of those damages, costs of the action, and reasonable attorneys’ fees.

The Company denied all of SPD GmbH’s allegations and asserted claims against SPD GmbH of false and misleading advertising and unfair competition under the Lanham Act and related state laws with respect to certain of SPD GmbH’s advertising claims for its ClearBlue Easy home pregnancy test kit and ovulation detection products. In response, SPD GmbH denied all of the Company’s allegations and asserted counterclaims.

On April 11, 2013, without any admission of wrongdoing by either party, the Company and SPD GmbH entered into a settlement agreement pursuant to which all of the Company and SPD GmbH’s claims and counterclaims have been dismissed with prejudice and all other issues related to the litigation have been resolved. As part of the settlement, the Company agreed to provide to SPD GmbH a payment in an amount that is not material to the Company. The Company believes that its advertising practices in question in the litigation are and have been in full compliance with applicable law.

h. The Company has been named as a defendant in a purported class action lawsuit alleging unfair, deceptive and unlawful business practices with respect to the advertising, marketing and sales of ARM & HAMMER ESSENTIALS Natural Deodorant. Specifically, on March 9, 2012, Plaintiffs Stephen Trewin and Joseph Farhatt, on behalf of themselves and all others similarly situated, filed a complaint against the Company in the U.S. District Court for the District of New Jersey alleging violations of the New Jersey Consumer Fraud Act, violations of the Missouri Merchandising Practices Act and breach of implied warranty.

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

On May 14, 2012, the Company filed a motion to dismiss the original complaint. On December 10, 2012, the Court issued an order granting the Company’s motion and dismissed the original complaint without prejudice. On January 7, 2013, Plaintiffs filed an amended complaint seeking relief similar to that sought in the original complaint, excluding the breach of implied warranty claim. The Company has filed a motion to dismiss the amended complaint, which is currently pending before the Court.

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

i. The Company has recorded liabilities for uncertain income tax positions that, although supportable, may be challenged by tax authorities. The tax year 2010 is currently under audit by the U.S. Internal Revenue Service, and the tax years 2008 and 2009 are currently under audit by several state and international taxing authorities. In addition, certain statutes of limitations are scheduled to expire in the near future. The Company’s liabilities for uncertain tax positions are $9.1 million as of March 31, 2013. It is reasonably possible that a decrease of approximately $3.1 million in unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations. Of this amount, $0.1 million would be offset by a corresponding reduction in the amount of deferred tax assets on the balance sheet.

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

The following summarizes the balances and transactions between the Company and (i) each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in which the Company holds a 50% ownership interest, and (ii) Natronx Technologies LLC (“Natronx”), in which the Company holds a one-third ownership interest:

	Armand		ArmaKleen		Natronx
	Three Months Ended		Three Months Ended		Three Months Ended
(In millions)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Purchases by Company	$4.3	$4.2	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.3	$0.3	$0.4	$0.7
Outstanding Accounts Receivable	$1.3	$0.0	$1.3	$0.6	$0.5	$0.2
Outstanding Accounts Payable	$0.0	$2.3	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.4	$0.4	$0.5	$0.6	$0.3	$0.2

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

16.	Assets Held for Sale - Reclassification

In March 2013, the Company determined that there were no current prospective buyers for the chemical business in Brazil, the assets of which were classified as “held for sale” in Other Current Assets since December 2011. The assets as of December 31, 2012, consisting of net PP&E of approximately $7.9 million and approximately $3.6 million of inventories, were reclassified from “held for sale” and recorded into these respective categories as of March 31, 2013.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates. As of March 31, 2013, the Company had 50% ownership interests in Armand and ArmaKleen and a one-third ownership interest in Natronx. The Company’s equity in earnings or losses of Armand, ArmaKleen and Natronx for the three months ended March 31, 2013 and March 31, 2012 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes for the three months ended March 31, 2013 and March 31, 2012 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter 2013	$591.0	$129.3	$59.0	$0.0	$779.3
First Quarter 2012	510.6	121.4	58.6	0.0	690.6

Income Before Income Taxes(2)
First Quarter 2013	$134.0	$21.6	$7.0	$0.6	$163.2
First Quarter 2012	112.2	21.8	6.7	2.5	143.2

(1)	Intersegment sales from Consumer International to Consumer Domestic were $0.9 million and $1.1 million for the quarters ended March 31, 2013 and March 31, 2012, respectively.
(2)	In determining Income before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.
(3)	Corporate consists of equity in earnings (loss) of affiliates from Armand, ArmaKleen and Natronx.

Product line revenues from external customers for the three months ended March 31, 2013 and March 31, 2012, respectively, were as follows:

	Three Months Ended
(In millions)	March 31, 2013	March 31, 2012
Household Products	$358.7	$347.6
Personal Care Products	232.3	163.0

Total Consumer Domestic	591.0	510.6
Total Consumer International	129.3	121.4
Total SPD	59.0	58.6

Total Consolidated Net Sales	$779.3	$690.6

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and vitamin and mineral supplements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated Results

Net Sales

Net sales for the quarter ended March 31, 2013 were $779.3 million, $88.7 million or 12.8% over the first quarter of 2012. The components of the net sales increase are the following:

Three Months Ended
Net Sales - Consolidated	March 31, 2013
Product volumes sold	2.4%
Pricing/Product mix	(0.4%)
Foreign exchange rate fluctuations	(0.4%)
Acquired product lines(1)	9.9%
Sales in anticipation of information systems upgrade	1.3%

Net Sales increase	12.8%

(1)

On October 1, 2012, Church & Dwight Co., Inc. ( the “Company”) acquired Avid Health, Inc. (“Avid Health”). Net sales of the acquired product lines subsequent to the acquisition are included in the Company’s results.

The volume change primarily reflects increased sales of products in both the Consumer Domestic and Consumer International segments. Unfavorable product mix and pricing primarily in Consumer Domestic had an impact on total net sales. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the U.S.

Operating Costs

The Company’s gross profit was $350.1 million for the quarter ended March 31, 2013, a $47.6 million increase as compared to the same period in 2012. The gross profit increase was primarily attributable to contributions from the acquired product lines, higher sales volumes, in-house production of unit dose detergent and productivity improvement programs, partially offset by unfavorable pricing and mix and the unfavorable effect of foreign exchange rates. Gross margin increased 110 basis points to 44.9% in the first quarter as compared to 43.8% in the same quarter last year. Gross margin was higher due to the positive impact of productivity improvement programs, partially offset by the effect of the Avid Health acquisition, whose products have a lower gross margin than the Company average. Commodity costs were flat in the quarter versus the prior year first quarter.

Marketing expenses for the first quarter of 2013 were $78.9 million, an increase of $10.9 million as compared to the same period in 2012 due primarily to the effect of the acquired product lines and higher spending in support of certain of its power brands. Marketing expenses as a percentage of net sales were 10.1% in the first quarter of 2013 as compared to 9.8% in the same period in 2012.

Selling, general and administrative expenses (“SG&A”) were $101.9 million in the first quarter of 2013, an increase of $10.1 million as compared to the same period in 2012 due to operating and transition costs associated with the Avid Health acquisition, higher research and development costs and a cease use charge associated with the Company’s Princeton leased buildings, partially offset by lower legal and information systems expenses. SG&A as a percentage of net sales was 13.1% in the first quarter of 2013, a 20 basis point reduction from the first quarter of 2012, which reflects SG&A leverage associated with the Avid Health acquisition.

Other Income and Expenses

Equity in earnings of affiliates was $0.6 million in the first quarter of 2013 as compared to $2.5 million in the same period in 2012. The decrease is due principally to lower earnings from Armand as a result of increased raw material costs.

Interest expense in the first quarter of 2013 increased $4.3 million compared to the same period in 2012 primarily due to the debt incurred to finance the acquisition of Avid Health.

Taxation

The effective tax rate in the first quarter of 2013 was 34.0% as compared to 33.1% in the first quarter of 2012. The effective tax rate in the first quarter of 2013 was favorably affected by a tax benefit relating to the retroactive extension of a research tax credit. The effective tax rate in the first quarter of 2012 was favorably affected by the settlement of an IRS audit. The 2013 annual effective tax rate is projected to be approximately 35%.

Segment results

The Company operates three reportable segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”). These segments are determined based on differences in the nature of products and organizational and ownership structures. The results of Avid Health are reflected in the Consumer Domestic segment. The Company also has a Corporate segment.

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

The Corporate segment income consists of equity in earnings (losses) of affiliates. As of March 31, 2013, the Company had 50% ownership interests in Armand Products Company (“Armand”), The ArmaKleen Company (“ArmaKleen”), and a one-third ownership interest in Natronx Technologies, LLC (“Natronx”). The Company’s equity in earnings or losses of Armand, ArmaKleen and Natronx for the three months ended March 31, 2013 and March 31, 2012 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment Net Sales and Income Before Income Taxes for the three months ended March 31, 2013 and March 31, 2012 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter 2013	$591.0	$129.3	$59.0	$0.0	$779.3
First Quarter 2012	510.6	121.4	58.6	0.0	690.6

Income Before Income Taxes(2)
First Quarter 2013	$134.0	$21.6	$7.0	$0.6	$163.2
First Quarter 2012	112.2	21.8	6.7	2.5	143.2

(1)	Intersegment sales from Consumer International to Consumer Domestic were $0.9 million and $1.1 million for the quarters ended March 31, 2013 and March 31, 2012, respectively.
(2)	In determining Income before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.
(3)	Corporate consists of equity in earnings (loss) of affiliates from Armand, ArmaKleen and Natronx.

Product line revenues for external customers for the quarters ended March 31, 2013 and March 31, 2012 were as follows:

	Three Months Ended
(In millions)	March 31, 2013	March 31, 2012
Household Products	$358.7	$347.6
Personal Care Products	232.3	163.0

Total Consumer Domestic	591.0	510.6
Total Consumer International	129.3	121.4
Total SPD	59.0	58.6

Total Consolidated Net Sales	$779.3	$690.6

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and vitamin and mineral supplements.

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2013 were $591.0 million, an increase of $80.4 million or 15.7% compared to net sales of $510.6 million in 2012. The components of the net sales change are the following:

Three Months Ended
Net Sales - Consumer Domestic	March 31, 2013
Product volumes sold	1.8%
Pricing/Product mix	(0.4%)
Acquired product lines(1)	12.8%
Sales in anticipation of information systems upgrade	1.5%

Net Sales increase	15.7%

(1)	On October 1, 2012, the Company acquired Avid Health. Net sales of acquired product lines subsequent to the acquisition are included in Consumer Domestic results.

The increase in net sales reflects sales from the Avid Health acquisition and higher sales of ARM & HAMMER liquid laundry detergent, OXICLEAN laundry and dishwasher additives, TROJAN condoms and lubricants, ARM & HAMMER CRYSTAL BURST unit dose laundry detergent, ARM & HAMMER baking soda and ARM & HAMMER TOOTH TUNES toothbrushes. These increases were partially offset by lower sales of ARM & HAMMER powder laundry detergent, SPINBRUSH battery-operated toothbrushes, KABOOM cleaning products and XTRA liquid laundry detergent. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the U.S. Since the introduction in the United States over the last twelve months of unit dose laundry detergent by various manufacturers, including the Company, the laundry detergent category has declined by approximately 2%. However, the Company’s laundry detergent sales have increased, more than offsetting the impact of the total laundry category decline. Although there are indications that the impact of unit dose sales on total detergent sales is stabilizing, there is no assurance that the category will not decline further or that the Company will be able to offset any such category declines.

Consumer Domestic income before income taxes for the first quarter of 2013 was $134.0 million, a $21.8 million increase as compared to the first quarter of 2012. The increase is due primarily to the impact of higher sales volumes, the contribution from the Avid Health acquisition, favorable manufacturing costs resulting from productivity improvement projects, partially offset by the effect of unfavorable product mix and pricing and higher interest expense.

Consumer International

Consumer International net sales were $129.3 million in the first quarter of 2013, an increase of $7.9 million or 6.5% as compared to the same period in 2012. The components of the net sales change are the following:

Three Months Ended
Net Sales - Consumer International	March 31, 2013
Product volumes sold	6.2%
Pricing/Product mix	(1.0%)
Foreign exchange rate fluctuations	(1.3%)
Acquired product lines(1)	2.6%

Net Sales increase	6.5%

(1)	On October 1, 2012, the Company acquired Avid Health. Net sales of acquired product lines subsequent to the acquisition are included in the Company’s segment results.

Higher sales volumes occurred principally in Mexico, United Kingdom and Australia. Higher U.S. exports also contributed to the sales increase.

Consumer International income before income taxes was $21.6 million in the first quarter of 2013, a decrease of $0.2 million compared to the same period in 2012. The change is primarily due to the effect of lower prices and unfavorable product mix, unfavorable foreign exchange rates and higher interest expense partially offset by higher sales volume, the contribution from the Avid acquisition and manufacturing productivity gains.

Specialty Products

SPD net sales were $59.0 million for the first quarter of 2013, an increase of $0.4 million, or 0.7% as compared to 2012. The components of the net sales change are the following:

Three Months Ended
Net Sales - SPD	March 31, 2013
Product volumes sold	(0.4%)
Pricing/Product mix	1.2%
Foreign exchange rate fluctuations	(1.8%)
Sales in anticipation of information systems upgrade	1.7%

Net Sales increase	0.7%

The net sales increase reflects higher pricing in performance products partially offset by reduced product sales of certain animal nutrition products. The increase in net sales is also due to the adverse impact in the first quarter of 2012 of a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the U.S.

SPD income before income taxes was $7.0 million in the first quarter of 2013, an increase of $0.3 million as compared to the same period in 2012. The increase in the income before income taxes for 2013 primarily reflects higher selling prices partially offset by lower sales volume and changes in foreign exchange rates.

Liquidity and Capital Resources

As of March 31, 2013, the Company had $259.6 million in cash, $19.7 million in marketable securities maturing in September 2013, approximately $250 million available through its revolving credit facility under its principal credit agreement (the “Credit Agreement”) and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $500 million, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement. To preserve its liquidity, the Company invests its cash primarily in prime money market funds.

As of March 31, 2013, the amount of cash, cash equivalents and marketable securities, included in the Company’s assets, that was held by foreign subsidiaries was approximately $168.1 million. If these funds are needed for operations in the U.S., the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S., and the Company does not currently expect to repatriate them to fund operations in the U.S.

In March 2013, the Company invested approximately $19.7 million of its available cash at one of its international subsidiaries in marketable securities that mature on September 5, 2013. Marketable securities consist of a guaranteed investment certificate with a financial institution with a maturity of greater than three months when purchased. This certificate offers a better rate of return than the Company currently experiences with its cash and cash equivalent investments that are less than three months.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity. (See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”).) The Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in its principal credit facility because the Company currently is, and anticipates that it will continue to be, in compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under the Credit Agreement. These financial ratios are discussed in more detail in this section under “Certain Financial Covenants.”

On January 30, 2013, the Board of Directors increased the Company’s regular quarterly dividend from $0.24 per share to $0.28 per share, equivalent to an annual dividend rate of $1.12 per share, commencing with the dividend payable on March 1, 2013 to stockholders of record at the close of business on February 15, 2013. The higher dividend raises the Company’s annualized dividend payout from approximately $135 million to approximately $156 million.

In January 2013, the Company purchased approximately 0.9 million shares of common stock at an aggregate cost of approximately $50 million under its share repurchase program.

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

Net Debt

The Company had outstanding total debt of $853.3 million and cash and marketable securities of $279.3 million at March 31, 2013, resulting in net debt of $574.0 million at March 31, 2013. This compares to total debt of $903.2 million and cash of $343.0 million, resulting in net debt of $560.2 million at December 31, 2012. Net debt is defined as cash and marketable securities less total debt.

Cash Flow Analysis

	Three Months Ending
(In millions)	March 31, 2013	March 31, 2012
Net cash provided by operating activities	$72.3	$113.9
Net cash used in investing activities	$(33.3)	$(18.5)
Net cash used in financing activities	$(118.9)	$(117.4)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first three months of 2013 decreased $41.6 million to $72.3 million as compared to 2012. The Company was able to defer the fourth quarter 2012 federal tax payment of approximately $36.0 million to the first quarter of 2013 as allowed by the IRS due to the impact of Hurricane Sandy. Additionally, increases in other components of working capital were partially offset by higher net income.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2013 was $33.3 million, reflecting $10.4 million of property, plant and equipment expenditures, $19.7 million invested in marketable securities and a $3.2 million investment in Natronx.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2013 was $118.9 million, principally reflecting $50.0 million of repayments of commercial paper, $50.3 million of repurchases of common stock (the “Common Stock”) of the Company and $38.6 million of cash dividends, partially offset by $9.3 million of proceeds and tax benefits from stock option exercises and the receipt of an incentive payment of $10.7 million related to the financing lease for the Company’s new corporate headquarters.

Certain Financial Covenants

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA”) is a component of the financial covenants contained in, and is defined in, the Company’s Credit Agreement. Financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the U.S. The Company’s leverage ratio for the three months ended March 31, 2013 was 1.3, which is below the maximum of 3.5 permitted under the Credit Agreement, and the interest coverage ratio for the three months ended March 31, 2013 was 63.5, which is above the minimum of 3.0 permitted under the Credit Agreement.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The adoption of of the new pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

Interest Rate Risk

The Company had outstanding total debt at March 31, 2013 of $853.3 million, of which 76% has a fixed weighted average interest rate of 3.06% and the remaining 24% constituted principally commercial paper issued by the Company that currently has an interest rate of less than 0.5%. The Company periodically considers entering into hedge agreements to mitigate the interest rate risk.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During 2012 and 2013, the Company entered into hedge agreements with financial counterparties to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The floating rate payment is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index price during the applicable month and is designed to offset any increase or decrease in fuel surcharge payments that the Company pays to it common carriers. As of March 31, 2013, the agreements are expected to cover approximately 45% of the Company’s estimated diesel fuel requirements for 2013 and approximately 28% of the Company’s estimated diesel fuel requirements for 2014. These agreements qualify for hedge accounting. Therefore, changes in the fair value of diesel fuel hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in the U.S. Dollar, Canadian Dollar, British Pound and Euro. The Company has entered into forward exchange contracts to protect it from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows.

Equity Derivatives

The Company has entered into equity derivative contracts covering its own stock in order to minimize its liability in its Executive Deferred Compensation Plan, resulting from changes in quoted fair values of Company stock, to participants who have investments under that plan in a notional Company stock fund. The contracts are settled in cash. Since the equity derivatives do not qualify for hedge accounting, the Company is required to mark the agreements to market throughout the life of the agreements and record changes in fair value in the consolidated statement of income.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the “Commission”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements, including, among others, statements relating to sales and earnings growth; the effect of product mix; volume growth including the effects of new products; the impact of unit dose laundry detergent; consumer demand and spending; the effects of competition; earnings per share; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; cost savings programs; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; the Company’s stock repurchase programs; the impact of acquisitions including the acquisition of Avid Health; capital expenditures; the sales impact related to the Company’s information systems upgrade; the effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; facility restructuring charges; environmental and regulatory matters; availability of raw materials; the effect of the credit environment on the Company’s liquidity and capital expenditures; the Company’s fixed rate debt; compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under the Company’s credit agreement; the Company’s commercial paper program; sufficiency of cash flows from operations; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; payment of dividends; expected cash contributions to pension plans; investments in the Natronx joint venture; and adequacy of trona reserves. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that might cause such differences include a decline in market growth and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the U.S. federal securities laws. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s filings with the Commission.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

SPD GmbH Litigation

The Company and SPD Swiss Precision Diagnostics GmbH (“SPD GmbH”) have settled the litigation between them arising out of a complaint filed by SPD GmbH against the Company on January 22, 2009 in the U.S. District Court for the Northern District of California. The Company’s motion to transfer the case to the U.S. District Court for the District of New Jersey was granted in April 2009. On January 15, 2010, the Company filed a complaint for declaratory relief against SPD GmbH, also in the New Jersey District Court, and in response SPD GmbH filed counterclaims against the Company. Each party’s initial and subsequent claims against the other had been consolidated before that Court.

SPD GmbH alleged that the Company used false and misleading advertising and competed unfairly with respect to its FIRST RESPONSE digital and analog home pregnancy and analog ovulation test kits in violation of the Lanham Act and related state laws. SPD GmbH’s allegations were principally directed to claims included in advertising to the effect that the Company’s digital FIRST RESPONSE pregnancy test kits can detect the pregnancy hormone five days before a woman’s missed menstrual period and that its analog FIRST RESPONSE Early Result Pregnancy Test detects the pregnancy hormone six days before a woman’s missed menstrual period. SPD GmbH sought an order to enjoin the Company from making such claims and to require the Company to remove all such advertising from the marketplace, as well as unspecified damages, trebling of those damages, costs of the action, and reasonable attorneys’ fees.

The Company had denied all of SPD GmbH’s allegations and asserted claims against SPD GmbH of false and misleading advertising and unfair competition under the Lanham Act and related state laws with respect to certain of SPD GmbH’s advertising claims for its ClearBlue Easy home pregnancy test kit and ovulation detection products. In response, SPD GmbH denied all of the Company’s allegations and asserted counterclaims.

On April 11, 2013, without any admission of wrongdoing by either party, the Company and SPD GmbH entered into a settlement agreement pursuant to which all of the Company and SPD GmbH’s claims and counterclaims have been dismissed with prejudice and all other issues related to the litigation have been resolved. As part of the settlement, the Company agreed to provide to SPD GmbH a payment in an amount that is not material to the Company. The Company believes that its advertising practices in question in the litigation are and have been in full compliance with applicable law.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Form 10-K, which could materially affect the Company’s business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 31, 2012, the Company’s Board of Directors authorized a new share repurchase program, under which the Company may purchase up to an additional $300 million of Common Stock. Under the new program, shares may be repurchased from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, and corporate and legal requirements. There is no expiration date on the stock repurchase authorization and the Company is not obligated to acquire any specific number of shares. As of December 31, 2012, the Company had approximately $270 million remaining available for use under this program. In January 2013, the Company purchased approximately 0.9 million shares at an aggregate cost of approximately $50 million under its share repurchase program, as further described in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs as of 3/31/2013	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs as of 3/31/2013
1/1/2013 to 1/31/2013	893,029	$56.01	893,029	$219,829,473

(1)	Average price paid per share in the period includes commissions.

ITEM 6.	EXHIBITS

	(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company, amended and restated as of February 1, 2012, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on February 7, 2012.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012, (ii) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2013 and March 31, 2012 and (v) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 2, 2013	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE:	May 2, 2013	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

	(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company, amended and restated as of February 1, 2012, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on February 7, 2012.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012, (ii) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2013 and March 31, 2012 and (v) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.