Form 10-Q
period 2013-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2013-11-01
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013	Commission file number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2013, there were 138,848,104 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Sales	$804.8	$725.2	$2,371.7	$2,112.2
Cost of sales	439.6	397.7	1,305.4	1,179.2

Gross Profit	365.2	327.5	1,066.3	933.0
Marketing expenses	99.7	92.2	282.3	248.6
Selling, general and administrative expenses	97.7	89.9	306.4	273.9

Income from Operations	167.8	145.4	477.6	410.5
Equity in earnings (losses) of affiliates	1.9	2.4	1.4	7.3
Investment earnings	0.6	0.4	2.0	1.1
Other income (expense), net	(0.1)	0.4	(1.4)	1.1
Interest expense	(7.0)	(2.6)	(21.0)	(7.7)

Income before Income Taxes	163.2	146.0	458.6	412.3
Income taxes	55.3	52.1	156.4	143.3

Net Income	$107.9	$93.9	$302.2	$269.0

Weighted average shares outstanding - Basic	138.8	139.5	138.5	140.4
Weighted average shares outstanding - Diluted	141.3	142.2	141.1	143.1
Net income per share - Basic	$0.78	$0.67	$2.18	$1.92
Net income per share - Diluted	$0.76	$0.66	$2.14	$1.88
Cash dividends per share	$0.28	$0.24	$0.84	$0.72

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Income	$107.9	$93.9	$302.2	$269.0
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	7.8	6.2	(7.0)	4.4
Defined benefit plan adjustments	(0.1)	0.0	0.2	0.0
Income (Losses) from derivative agreements	(0.2)	0.3	0.0	(0.6)

Other comprehensive income (loss)	7.5	6.5	(6.8)	3.8

Comprehensive income	$115.4	$100.4	$295.4	$272.8

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data )	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$445.5	$343.0
Accounts receivable, less allowances of $0.9 and $0.8	323.9	303.1
Inventories	258.4	242.2
Deferred income taxes	17.7	17.6
Other current assets	19.8	27.9

Total Current Assets	1,065.3	933.8

Property, Plant and Equipment, Net	576.0	586.0
Equity Investment in Affiliates	25.6	23.0
Tradenames and Other Intangibles	1,218.6	1,254.9
Goodwill	1,222.2	1,213.8
Other Assets	91.1	86.6

Total Assets	$4,198.8	$4,098.1

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$154.0	$253.8
Accounts payable and accrued expenses	482.7	432.0
Income taxes payable	3.4	39.8

Total Current Liabilities	640.1	725.6

Long-term Debt	649.5	649.4
Deferred Income Taxes	475.2	470.0
Deferred and Other Long-term Liabilities	155.2	141.1
Pension, Postretirement and Postemployment Benefits	48.1	50.9

Total Liabilities	1,968.1	2,037.0

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	354.9	318.8
Retained earnings	2,115.2	1,929.3
Accumulated other comprehensive income (loss)	(4.3)	2.5
Common stock in treasury, at cost:
7,722,063 shares in 2013 and 7,646,419 shares in 2012	(381.7)	(336.1)

Total Church & Dwight Co., Inc. Stockholders’ Equity	2,230.5	2,060.9
Noncontrolling interest	0.2	0.2

Total Stockholders’ Equity	2,230.7	2,061.1

Total Liabilities and Stockholders’ Equity	$4,198.8	$4,098.1

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012
Cash Flow From Operating Activities
Net Income	$302.2	$269.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	44.9	40.2
Amortization expense	23.0	19.2
Deferred income taxes	11.9	14.0
Equity in net earnings of affiliates	(1.4)	(7.3)
Distributions from unconsolidated affiliates	4.5	8.4
Non cash compensation expense	14.6	10.6
Other	2.7	(0.4)
Change in assets and liabilities:
Accounts receivable	(24.4)	(16.5)
Inventories	(14.8)	(22.7)
Other current assets	(3.5)	2.0
Accounts payable and accrued expenses	53.7	5.8
Income taxes payable	(24.5)	20.4
Excess tax benefit on stock options exercised	(9.8)	(14.0)
Other operating assets and liabilities, net	(2.5)	(12.8)

Net Cash Provided By Operating Activities	376.6	315.9

Cash Flow From Investing Activities
Additions to property, plant and equipment	(30.3)	(49.7)
Deposits of cash held in escrow	0.0	(650.0)
Investment interest in joint venture	(5.7)	(9.7)
Other	(3.1)	(1.6)

Net Cash Used In Investing Activities	(39.1)	(711.0)

Cash Flow From Financing Activities
Long-term debt borrowings	0.0	399.6
Short-term debt, net of repayments	(99.5)	252.0
Proceeds from stock options exercised	16.2	20.5
Excess tax benefit on stock options exercised	9.8	14.0
Payment of cash dividends	(116.3)	(101.0)
Purchase of treasury stock and other	(50.3)	(200.4)
Lease incentive proceeds	10.9	0.0
Lease principal payments	(0.8)	0.0
Deferred financing costs	0.0	(3.4)

Net Cash (Used In) Provided By Financing Activities	(230.0)	381.3

Effect of exchange rate changes on cash and cash equivalents	(5.0)	3.6

Net Change In Cash and Cash Equivalents	102.5	(10.2)
Cash and Cash Equivalents at Beginning of Period	343.0	251.4

Cash and Cash Equivalents at End of Period	$445.5	$241.2

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012
Cash paid during the year for:
Interest (net of amounts capitalized)	$14.9	$4.7

Income taxes	$171.1	$114.2

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$4.0	$5.5

Property, plant and equipment expenditures included in other long-term liabilities (related to leasing obligations for new corporate headquarters facility)	$0.0	$27.6

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Number of Shares		Amounts
(In millions)	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
December 31, 2011	146.4	(4.1)	$146.4	$271.7	$1,714.0	$2.9	$(94.4)	$2,040.6	$0.2	$2,040.8
Net income	0.0	0.0	0.0	0.0	269.0	0.0	0.0	269.0	0.0	269.0
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	3.8	0.0	3.8	0.0	3.8
Cash dividends	0.0	0.0	0.0	0.0	(101.0)	0.0	0.0	(101.0)	0.0	(101.0)
Stock purchases	0.0	(4.0)	0.0	0.0	0.0	0.0	(200.4)	(200.4)	0.0	(200.4)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $14.8	0.0	1.1	0.0	38.6	0.0	0.0	6.6	45.2	0.0	45.2
Other stock issuances	0.0	0.0	0.0	0.6	0.0	0.0	0.2	0.8	0.0	0.8

September 30, 2012	146.4	(7.0)	$146.4	$310.9	$1,882.0	$6.7	$(288.0)	$2,058.0	$0.2	$2,058.2

December 31, 2012	146.4	(7.6)	$146.4	$318.8	$1,929.3	$2.5	$(336.1)	$2,060.9	$0.2	$2,061.1
Net income	0.0	0.0	0.0	0.0	302.2	0.0	0.0	302.2	0.0	302.2
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	(6.8)	0.0	(6.8)	0.0	(6.8)
Cash dividends	0.0	0.0	0.0	0.0	(116.3)	0.0	0.0	(116.3)	0.0	(116.3)
Stock purchases	0.0	(0.9)	0.0	0.0	0.0	0.0	(50.0)	(50.0)	0.0	(50.0)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $10.0	0.0	0.8	0.0	36.1	0.0	0.0	4.4	40.5	0.0	40.5

September 30, 2013	146.4	(7.7)	$146.4	$354.9	$2,115.2	$(4.3)	$(381.7)	$2,230.5	$0.2	$2,230.7

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013 and September 30, 2012, and the condensed consolidated statements of cash flow and stockholders’ equity for the nine months ended September 30, 2013 and September 30, 2012 have been prepared by Church & Dwight Co., Inc. (the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2013 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

The Company incurred research and development expenses in the third quarter of 2013 and 2012 of $16.3 million and $13.7 million, respectively. The Company incurred research and development expenses in the first nine months of 2013 and 2012 of $45.0 million and $40.2 million, respectively. These expenses are included in selling, general and administrative expenses.

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

In July 2013, the FASB issued guidance requiring an entity to net its liability for unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating losses or similar tax loss carryforwards, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available as of reporting date to settle any additional income taxes resulting from disallowance of the uncertain tax position or the entity does not intend to use these carryforwards for this purpose. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2013 and interim periods within those years. This new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

(In millions)	September 30, 2013	December 31, 2012
Raw materials and supplies	$68.5	$71.7
Work in process	25.8	22.4
Finished goods	164.1	148.1

Total	$258.4	$242.2

4.	Property, Plant and Equipment (“PP&E”)

PP&E consist of the following:

(In millions)	September 30, 2013	December 31, 2012
Land	$26.0	$26.0
Buildings and improvements	281.3	276.8
Machinery and equipment	582.7	562.7
Software	80.9	80.6
Office equipment and other assets	55.4	55.1
Construction in progress	24.6	21.0

Gross Property, Plant and Equipment	1,050.9	1,022.2
Less accumulated depreciation and amortization	474.9	436.2

Net Property, Plant and Equipment	$576.0	$586.0

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Depreciation and amortization on PP&E	$14.1	$13.7	$44.9	$40.2

Interest charges capitalized (in construction in progress)	$0.1	$0.4	$0.3	$1.0

5.	Earnings Per Share (“EPS”)

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

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Weighted average common shares outstanding - basic	138.8	139.5	138.5	140.4
Dilutive effect of stock options	2.5	2.7	2.6	2.7

Weighted average common shares outstanding - diluted	141.3	142.2	141.1	143.1

Antidilutive stock options outstanding	1.6	0.9	1.6	1.5

6.	Stock Based Compensation Plans

The following table provides a summary of option activity during the nine months ended September 30, 2013:

	Options (In millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2012	8.2	$32.81
Granted	1.6	61.85
Exercised	(0.8)	21.24
Cancelled	0.0	46.67

Outstanding at September 30, 2013	9.0	$38.93	6.4	$193.9

Exercisable at September 30, 2013	4.8	$25.86	4.4	$162.4

The following table provides information regarding the intrinsic value of stock options exercised, stock compensation expense related to stock option awards and the fair value of stock options issued:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Intrinsic Value of Stock Options Exercised	$5.1	$4.2	$31.0	$38.2
Stock Compensation Expense Related to Stock Option Awards	$1.9	$1.6	$13.3	$9.3
Issued Stock Options	0.0	0.0	1.6	1.5
Weighted Average Fair Value of Stock Options issued (per share)	$11.31	$9.27	$10.90	$8.92
Fair Value of Stock Options Issued	$0.5	$0.0	$17.8	$13.7

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Risk-free interest rate	1.7%	1.0%	1.4%	1.0%
Expected life in Years	6.1	6.2	6.2	6.3
Expected volatility	21.2%	20.8%	21.2%	20.7%
Dividend Yield	1.8%	1.7%	1.8%	1.8%

The fair value of stock options is based upon the Black Scholes option pricing model. The Company determined the stock options’ lives based on historical exercise behavior and their expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term U.S. Treasury instrument.

Stock compensation expense related to restricted stock awards was $0.2 million and $0.3 million for the three and nine months ended September 30, 2013, respectively, and $0.0 million and $0.4 million, respectively, for the same periods in 2012.

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

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the nine months ended September 30, 2013.

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 30, 2013 and December 31, 2012.

		September 30, 2013		December 31, 2012
(In millions)	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Note receivable	Level 2	$0.0	$0.0	$0.1	$0.1
Financial Liabilities:
Short-term borrowings	Level 2	154.0	154.0	253.8	253.8
2.875% Senior notes	Level 2	399.7	376.8	399.6	392.6
3.35% Senior notes	Level 2	249.8	260.1	249.8	264.1

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

Senior Notes: The Company determines the fair value of its senior notes based on their quoted market value or broker quotes, when possible. In the absence of observable market quotes, the notes are valued using non-binding market consensus prices that the Company seeks to corroborate with observable market data.

8.	Derivative Instruments and Risk Management

The following tables summarize the fair value of the Company’s derivative instruments and the effect of such derivative instruments on the Company’s Consolidated Statements of Income and Comprehensive Income (“OCI”):

		Notional Amount	Fair Value at
(In millions)	Balance Sheet Location	September 30, 2013	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments
Asset Derivatives
Diesel fuel contracts	Other current assets	$4.5	$0.2	$0.2
Foreign exchange contracts	Other current assets	$21.2	0.0	0.1

Total assets			$0.2	$0.3

Derivatives not designated as hedging instruments
Asset Derivatives
Equity derivatives	Other current assets	$24.7	$0.8	$0.9
Foreign exchange contracts	Other current assets	$3.0	0.1	0.0

Total assets			$0.9	$0.9

		Amount of Gain (Loss) Recognized in OCI for the Three Months Ended
	Other Comprehensive Income (Loss) Location	September 30, 2013	September 30, 2012
Derivatives designated as hedging instruments
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	$0.2	$1.1
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	(0.4)	(0.7)

Total gain (loss) recognized in OCI		$(0.2)	$0.4

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended
	Income Statement Location	September 30, 2013	September 30, 2012
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$(0.7)	$(0.7)
Foreign exchange contracts	Selling, general and administrative expenses	(0.1)	1.7

Total gain (loss) recognized in income		$(0.8)	$1.0

		Amount of Gain (Loss) Recognized in OCI for the Nine Months Ended
	Other Comprehensive Income (Loss) Location	September 30, 2013	September 30, 2012
Derivatives designated as hedging instruments
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	$0.0	$0.4
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	0.0	(1.0)

Total gain (loss) recognized in OCI		$0.0	$(0.6)

		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended
	Income Statement Location	September 30, 2013	September 30, 2012
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$2.6	$3.3
Foreign exchange contracts	Selling, general and administrative expenses	(0.1)	1.7

Total gain (loss) recognized in income		$2.5	$5.0

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. The fair values of the derivative instruments disclosed above were measured based on Level 2 inputs (as defined under Note 7, “Fair Value Measurements”).

9.	Acquisitions

On October 1, 2012, the Company acquired all of the issued and outstanding capital stock of Avid Health, Inc. (“Avid Health”) for $652.8 million. The final fair values of the net assets acquired in 2012 for Avid Health, including the current measurement period adjustments to fair value, are as follows:

(In millions)	Acquisition Date Preliminary Fair Value	Measurement Period Adjustments	Adjusted Acquisition Date Fair Value
Inventory	$38.5	$0.3	$38.8
Accounts receivables, net	29.6	(0.3)	29.3
Other current assets	1.9	0.0	1.9
Property, plant and equipment	33.4	(1.8)	31.6
Long-term assets	0.0	1.4	1.4
Tradenames and other intangibles	376.9	(14.7)	362.2
Goodwill	345.4	8.4	353.8

Total Assets	$825.7	$(6.7)	$819.0
Other current liabilities	(19.3)	(0.2)	(19.5)
Deferred income taxes	(154.1)	7.4	(146.7)

Purchase Price	$652.3	$0.5	$652.8

These amounts were not retrospectively adjusted as of December 31, 2012 as the amounts are not material. Pro forma results for the three and nine months ended September 30, 2012 reflecting the Avid Health acquisition are presented below.

	Three Months Ended		Nine Months Ended
Consolidated pro forma results	September 30, 2012		September 30, 2012
(In millions, except per share data)	Reported	Pro forma	Reported	Pro forma
Net Sales	$725.2	$788.7	$2,112.2	$2,296.3
Net Income	$93.9	$99.4	$269.0	$286.8
Net Income per share - Basic	$0.67	$0.71	$1.92	$2.04
Net Income per share - Diluted	$0.66	$0.70	$1.88	$2.00

10.	Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	September 30, 2013				December 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$131.0	$(71.9)	$59.1	3-20	$131.1	$(67.1)	$64.0
Customer Relationships	333.0	(95.5)	237.5	15-20	333.8	(81.1)	252.7
Patents/Formulas	43.5	(30.9)	12.6	4-20	43.0	(28.7)	14.3
Non Compete Agreement	1.4	(1.3)	0.1	5-10	1.4	(1.3)	0.1

Total	$508.9	$(199.6)	$309.3		$509.3	$(178.2)	$331.1

Indefinite lived intangible assets - Carrying value

	September 30, 2013	December 31, 2012
Tradenames	$909.3	$923.8

Intangible amortization expense amounted to $7.0 million and $5.9 million for the third quarter of 2013 and 2012, respectively, and $21.5 million and $17.6 million for the first nine months of 2013 and 2012, respectively. The Company estimates that intangible amortization expense will be approximately $28.5 million in 2013, $28.0 million in each of 2014 and 2015 and approximately $27.0 million in each of the next three years.

The carrying amount of goodwill as of September 30, 2013 and December 31, 2012 is as follows:

(In millions)	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2012	$1,146.4	$47.2	$20.2	$1,213.8
Acquisition purchase price allocation adjustment	8.4	0.0	0.0	8.4

Balance September 30, 2013	$1,154.8	$47.2	$20.2	$1,222.2

The reduction in the carrying value of indefinite lived tradenames and the increase in goodwill is due to changes in the purchase price allocation of, and deferred taxes on, intangible assets acquired in the Avid Health acquisition during the nine months ended September 30, 2013.

The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2013, determined that the estimated fair value substantially exceeded the carrying values of all reporting units.

11.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

(In millions)	September 30, 2013	December 31, 2012
Short-term borrowings
Commercial paper issuances	$150.0	$250.0
Various debt due to international banks	4.0	3.8

Total short-term borrowings	$154.0	$253.8

Long-term debt
2.875% Senior notes due October 1, 2022	$400.0	$400.0
Less: Discount	(0.3)	(0.4)
3.35% Senior notes due December 15, 2015	250.0	250.0
Less: Discount	(0.2)	(0.2)

Net long-term debt	$649.5	$649.4

12.	Accumulated Other Comprehensive Income

The components of changes in accumulated other comprehensive income for the nine months ended September 30, 2013 are as follows:

(In millions)	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)

Balance December 31, 2012	$22.8	$(20.5)	$0.2	$2.5
Other comprehensive income before reclassifications	(7.0)	0.0	0.0	(7.0)
Amounts reclassified to consolidated statement of income(a)	0.0	0.2	0.0	0.2
Tax benefit (expense)	0.0	0.0	0.0	0.0

Other comprehensive income (loss)	(7.0)	0.2	0.0	(6.8)

Balance September 30, 2013	$15.8	$(20.3)	$0.2	$(4.3)

(a)	Amounts classified to cost of sales and selling, general and administrative expenses.

13.	Benefit Plans

The following tables provide information regarding the net periodic benefit costs for the Company’s international pension plans and domestic and international postretirement plans for the three and nine months ended September 30, 2013 and September 30, 2012, respectively:

	Pension Costs		Pension Costs
	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Components of Net Periodic Benefit Cost:
Service cost	$0.3	$0.2	$0.9	$0.7
Interest cost	0.9	1.0	2.9	3.1
Expected return on plan assets	(1.1)	(1.0)	(3.1)	(2.9)
Amortization of prior service cost	0.3	0.3	0.7	0.6

Net periodic benefit cost	$0.4	$0.5	$1.4	$1.5

	Nonpension Postretirement Costs		Nonpension Postretirement Costs
	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Components of Net Periodic Benefit Cost:
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.2	0.4	0.8	1.0
Amortization of prior service cost	(0.4)	0.0	(0.6)	0.1

Net periodic benefit cost (income)	$(0.1)	$0.5	$0.5	$1.4

The Company made cash contributions of approximately $3.3 million to its pension plans during the first nine months of 2013. The Company estimates it will be required to make additional cash contributions to its pension plans of approximately $1.0 million in the remainder of 2013 to fund 2013 benefit payments and administrative costs in excess of investment returns.

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

b. As of September 30, 2013, the Company had commitments through 2017 to acquire approximately $179.8 million of raw materials, packaging supplies and services from its vendors at market prices. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

c. As of September 30, 2013, the Company had the following guarantees: (i) $5.1 million in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, (ii) an insolvency protection guarantee of approximately $18.9 million to one of its United Kingdom pension plans effective January 1, 2011, and (iii) $3.5 million worth of assets subject to guarantees for its Brazil operations for value added tax assessments and labor related cases currently under appeal.

d. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3 million. In addition to this initial payment, the Company is required to make advance royalty payments of up to $5.5 million upon the launch of a product utilizing the licensed technology, of which $3.0 million had been made as of September 30, 2013. The Company will make an additional $7 million license payment upon the approval of certain new drug applications by the U.S. Food and Drug Administration (“FDA”) for products incorporating the acquired technology.

e. The Company’s distribution of condoms under the TROJAN brand and other trademarks is regulated by the FDA. Certain of the Company’s condoms, and similar condoms sold by the Company’s competitors, contain the spermicide nonoxynol-9 (“N-9”). Some interested groups have issued reports that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse. In late 2008, the FDA issued final labeling guidance for latex condoms but excluded N-9 lubricated condoms from the guidance. While the Company awaits further FDA guidance on N-9 lubricated condoms, the Company believes that its present labeling for such condoms is compliant with the overall objectives of the FDA’s current guidance, and that such condoms will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or state governments eventually promulgate rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s operating income.

f. In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of process waste streams. In 2009, QGN was advised by the environmental authority in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action (“SI/RA”) report. The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills. QGN ceased site operations in August 2010. In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills. In addition, despite repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million Brazilian Real (approximately U.S. $2.2 million) for the discharge of contaminants above allowable limits. The description of the fine included a reference to aggravating factors that may indicate that local “management’s intent” was considered in determining the severity of the fine, which could result in criminal liability for members of local management. In January 2011, QGN filed with IMA an administrative defense to the fine, suspending any enforcement activities pending its defense. IMA has not yet formally responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures, including the removal of the landfills, and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, in February 2011, IMA issued a revised Remediation Notification (the “Revised Remediation Notification”) providing for further site analysis by QGN, including further study of the integrity of the landfills. The Revised Remediation Notification did not include a requirement to remove the landfills; however, it did not foreclose the possibility of such a requirement. QGN has responded to the Revised Remediation Notification providing further information regarding the remediation measures, and is in discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on an appropriate remediation plan. In mid-2011, QGN, consistent with the Revised Remediation Notice, began an additional site investigation and capped the two active landfills with an impervious synthetic cover. In 2012, QGN drained the waste pond. Discussions are continuing with INEMA concerning the onsite remediation activities, as well as the fine. During the third quarter of 2013, INEMA approved QGN’s proposed remediation plans, which include the installation of a trench drain to capture and treat groundwater at the site. QGN expects to begin construction of the trench drain by the end of the year and to continue discussions with INEMA concerning the resolution of the fine.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009 and an additional $4.8 million in 2010, for remediation, fines and related costs. Since 2009, the costs of remediation activities and foreign exchange rate changes have reduced the accrual by approximately $3.4 million to $4.4 million. As a result of INEMA’s approval of QGN’s remediation plans, it is less likely that QGN will be required to remove the landfills. However, it remains reasonably possible that QGN will be required to remove the landfills and the Company estimates the cost of the removal to be in the range of $30 million to $50 million.

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

The original complaint alleges, among other things, that the Company used a marketing and advertising campaign that is centered around the claim that the ARM & HAMMER ESSENTIALS Natural Deodorant is a “natural” product that contains “natural” ingredients and provides “natural” protection. The complaint alleges the advertising and marketing campaign is false and misleading because the product contains artificial and synthetic ingredients. Among other things, the complaint seeks an order certifying the case as a class action, appointing Plaintiffs as class representatives and appointing Plaintiffs’ counsel to represent the class. The complaint also seeks restitution and disgorgement of all amounts obtained by the Company as a result of the alleged misconduct, compensatory, actual, statutory and other unspecified damages allegedly suffered by Plaintiffs and the purported class, up to treble damages for alleged violation of the New Jersey Consumer Fraud Act, punitive damages for alleged violations of the Missouri Merchandising Practices Act, an order requiring the Company to immediately cease its alleged wrongful conduct, an order enjoining the Company from continuing the conduct and acts identified in the complaint, an order requiring the Company to engage in a corrective notice campaign, an order requiring the Company to pay to Plaintiffs and all members of the purported class the amounts paid for ARM & HAMMER ESSENTIALS Natural Deodorant, statutory prejudgment and post-judgment interest, and reasonable attorneys’ fees and costs.

On May 14, 2012, the Company filed a motion to dismiss the original complaint. On December 10, 2012, the Court issued an order granting the Company’s motion and dismissed the original complaint without prejudice. On January 7, 2013, Plaintiffs filed an amended complaint seeking relief similar to that sought in the original complaint, excluding the breach of implied warranty claim. The Company filed a motion to dismiss the amended complaint. On September 30, 2013, the Court granted the Company’s motion with respect to non-label-based advertising and marketing claims, but denied the Company’s motion with respect to the label-based claims.

The Company intends to vigorously defend against the remaining allegations asserted in the amended complaint. While a material adverse outcome in this matter is reasonably possible, at this preliminary stage of the litigation it is not possible to estimate the amount of any damages or determine the impact of any equitable relief that may be granted. An adverse outcome in this matter could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

h. The Company has recorded liabilities for uncertain income tax positions that, although supportable, may be challenged by tax authorities. The tax years 2010 and 2011 are currently under audit by the U.S. Internal Revenue Service, and the tax years 2008 and 2009 are currently under audit by several state and international taxing authorities. In addition, certain statutes of limitations are scheduled to expire in the near future. The Company’s liabilities for uncertain tax positions are $9.9 million as of September 30, 2013. It is reasonably possible that a decrease of approximately $3.9 million in unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations. Of this amount, $0.1 million would be offset by a corresponding reduction in the amount of deferred tax assets on the balance sheet.

i. In conjunction with the Company’s acquisition and divestiture activities, the Company entered into select guarantees and indemnifications of performance with respect to the fulfillment of the Company’s commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. Representations and warranties that survive the closing date, generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, the Company also routinely enters into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on the Company’s financial condition and results of operations.

j. The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal and regulatory proceedings. Such proceedings are subject to many uncertainties, and the outcome of certain individual litigated matters and other proceedings, whether actual or threatened, may not be reasonably predictable and any related damages or liability may not be estimable. Certain legal and regulatory proceedings, including those described above, could result in an adverse outcome for the Company, and any such adverse outcome could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

15.	Related Party Transactions

The following summarizes the balances and transactions between the Company and (i) Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in both of which the Company holds a 50% ownership interest, and (ii) Natronx Technologies LLC (“Natronx”), in which the Company holds a one-third ownership interest:

	Armand		ArmaKleen		Natronx
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Purchases by Company	$17.1	$17.8	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$1.0	$3.9	$1.3	$2.0
Outstanding Accounts Receivable	$0.5	$0.1	$0.4	$0.5	$0.1	$0.2
Outstanding Accounts Payable	$2.0	$2.2	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.4	$1.2	$1.6	$1.6	$0.9	$0.7

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

The Company recorded a $3.2 million impairment charge associated with one of its affiliates in the second quarter of 2013. The charge, recorded in Equity in Earnings (Losses) of Affiliates, is a result of the Company’s assessment of the financial impact from the delay in anticipated discounted cash flows from the affiliate.

16.	Assets Held for Sale - Reclassification

In March 2013, the Company determined that there were no prospective buyers for its chemical business in Brazil, the assets of which had been classified as “held for sale” in Other Current Assets since December 2011. Such assets, which consisted of approximately $7.9 million of net PP&E and $3.6 million of inventories as of December 31, 2012, were reclassified from “held for sale” and recorded into these respective categories in the first quarter of 2013.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates. As of September 30, 2013, the Company had a 50% ownership interest in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx. The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the three and nine months ended September 30, 2013 and September 30, 2012 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes for the three and nine months ended September 30, 2013 and September 30, 2012 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate(3)	Total
Net Sales(1)
Third Quarter 2013	$605.3	$134.5	$65.0	$0.0	$804.8
Third Quarter 2012	530.4	131.1	63.7	0.0	725.2
First Nine Months of 2013	$1,790.8	$396.5	$184.4	$0.0	$2,371.7
First Nine Months of 2012	1,547.5	373.8	190.9	0.0	2,112.2

Income Before Income Taxes(2)
Third Quarter 2013	$136.0	$15.5	$9.8	$1.9	$163.2
Third Quarter 2012	116.6	16.0	11.0	2.4	146.0
First Nine Months of 2013	$383.2	$53.0	$21.0	$1.4	$458.6
First Nine Months of 2012	324.9	52.6	27.5	7.3	412.3

(1)

Intersegment sales from Consumer International to Consumer Domestic were $0.7 million and $0.1 million for the quarters ended September 30, 2013 and September 30, 2012, respectively, and were $1.9 million and $1.9 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

(2)	In determining Income before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.
(3)	Corporate consists of equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.

Product line revenues from external customers for the three and nine months ended September 30, 2013 and September 30, 2012, respectively, were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Household Products	$369.0	$360.4	$1,081.8	$1,054.2
Personal Care Products	236.3	170.0	709.0	493.3

Total Consumer Domestic	605.3	530.4	1,790.8	1,547.5
Total Consumer International	134.5	131.1	396.5	373.8
Total SPD	65.0	63.7	184.4	190.9

Total Consolidated Net Sales	$804.8	$725.2	$2,371.7	$2,112.2

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and vitamin and mineral supplements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated Results

Net Sales

Net sales for the quarter ended September 30, 2013 were $804.8 million, an increase of $79.6 million or 11.0% over the third quarter of 2012. Net sales for the nine months ended September 30, 2013 were $2,371.7 million, an increase of $259.5 million or 12.3% over the comparable nine month period of 2012. The components of the net sales increase are the following:

	Three Months Ended	Nine Months Ended
Net Sales - Consolidated	September 30, 2013	September 30, 2013
Product volumes sold	4.7%	3.3%
Pricing/Product mix	(3.1%)	(1.5%)
Foreign exchange rate fluctuations	(0.8%)	(0.5%)
Acquired product lines(1)	10.2%	10.5%
Sales in anticipation of information systems upgrade	0.0%	0.5%

Net Sales increase	11.0%	12.3%

(1)

On October 1, 2012, Church & Dwight Co., Inc. ( the “Company”) acquired Avid Health, Inc. (“Avid Health”). Net sales of the acquired product lines subsequent to the acquisition are included in the Company’s results.

For the three months ended September 30, 2013, the volume change primarily reflects increased sales of products in all segments. Unfavorable product mix and pricing in Consumer Domestic and in SPD had an impact on total net sales. For the nine months ended September 30, 2013, the increase in volume was due to increased product sales in the Consumer Domestic and Consumer International segments partially offset by lower SPD volumes. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the U.S.

Operating Costs

The Company’s gross profit was $365.2 million for the quarter ended September 30, 2013, a $37.7 million increase as compared to the same period in 2012. The gross profit increase was primarily attributable to contributions from the acquired product lines, higher sales volumes and productivity improvement programs, partially offset by higher trade promotion and coupon costs and unfavorable product mix. The Company’s gross profit was $1,066.3 million for the nine month period ended September 30, 2013, a $133.3 million increase as compared to the same period in 2012 due primarily to contributions from the acquired product lines, higher sales volume and productivity improvement programs. These increases were partially offset by higher trade promotion and an unfavorable product mix. Commodity costs were flat in the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012.

Gross margin increased 20 basis points to 45.4% in the third quarter of 2013 as compared to 45.2% in the same quarter in 2012, and 80 basis points to 45.0% in the first nine months of 2013 as compared to 44.2% in the same period of 2012. Gross margin was higher due to the positive impact of productivity improvement programs and higher sales volume, partially offset by higher trade promotion and coupon costs and unfavorable product mix.

Marketing expenses for the third quarter of 2013 were $99.7 million, an increase of $7.5 million as compared to the same period in 2012 due primarily to acquired product lines and higher spending in support of certain of its power brands. Marketing expenses as a percentage of net sales were 12.4% in the third quarter of 2013 as compared to 12.7% in the same period in 2012. Marketing expenses for the first nine months of 2013 were $282.3 million, an increase of $33.7 million as compared to the same period in 2012 due primarily to the same factors as those applicable to the third quarter of 2013. Marketing expenses as a percentage of net sales were 11.9% in the first nine months of 2013 as compared to 11.8% in the same period in 2012.

Selling, general and administrative expenses (“SG&A”) were $97.7 million in the third quarter of 2013, an increase of $7.8 million as compared to the same period in 2012 which included operating costs associated with the Avid Health acquisition and higher research and development (“R&D”) costs. SG&A for the first nine months of 2013 were $306.4 million, an increase of $32.5 million as compared to the same period in 2012 due primarily to operating costs associated with the Avid Health acquisition, higher R&D and compensation costs, partially offset by lower legal expenses. SG&A as a percentage of net sales was 12.1% in the third quarter of 2013 as compared to 12.4% in the third quarter of 2012. SG&A as a percentage of net sales was 12.9% in the first nine months of 2013 as compared to 13.0% in the same period in 2012.

Other Income and Expenses

Equity in earnings (losses) of affiliates decreased by $0.5 million and $5.9 million for the three and nine month periods ended September 30, 2013, respectively, as compared to the same periods in 2012. The decrease is due primarily to an impairment charge recorded in the second quarter of 2013 associated with one of the Company’s affiliates and lower earnings from Armand Products Company (“Armand”) as a result of increased raw material costs.

Interest expense in the three and nine month periods ended September 30, 2013 increased $4.4 million and $13.3 million, respectively, compared to the same periods in 2012 primarily due to the debt incurred to finance the acquisition of Avid Health.

Taxation

The effective tax rate in the three and nine month periods ended September 30, 2013 was 33.9% and 34.1%, respectively, compared to 35.7% and 34.8%, respectively, in the same periods in 2012. The effective tax rate in the third quarter of 2013 was favorably affected by an effective state tax rate decrease and an increase in the U.S. manufacturing deduction when compared with the same period in 2012. The effective tax rate for the nine month period ended September 30, 2013 was favorably affected by an effective state tax rate decrease and a tax benefit relating to the retroactive extension of a research tax credit that occurred in the first quarter of 2013. The 2013 annual effective tax rate is projected to be approximately 34%.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates. As of September 30, 2013, the Company had a 50% ownership interest in each of Armand and The ArmaKleen Company (“ArmaKleen”), respectively, and a one-third ownership interest in Natronx Technologies, LLC (“Natronx”). The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the three and nine months ended September 30, 2013 and September 30, 2012 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment Net Sales and Income before Income Taxes for the three and nine month periods ended September 30, 2013 and September 30, 2012 were as follows:

(In millions)	Consumer Domestic	Consumer International	SPD	Corporate(3)	Total
Net Sales(1)
Third Quarter 2013	$605.3	$134.5	$65.0	$0.0	$804.8
Third Quarter 2012	530.4	131.1	63.7	0.0	725.2
First Nine Months of 2013	$1,790.8	$396.5	$184.4	$0.0	$2,371.7
First Nine Months of 2012	1,547.5	373.8	190.9	0.0	2,112.2

Income Before Income Taxes(2)
Third Quarter 2013	$136.0	$15.5	$9.8	$1.9	$163.2
Third Quarter 2012	116.6	16.0	11.0	2.4	146.0
First Nine Months of 2013	$383.2	$53.0	$21.0	$1.4	$458.6
First Nine Months of 2012	324.9	52.6	27.5	7.3	412.3

(1)

Intersegment sales from Consumer International to Consumer Domestic were $0.7 million and $0.1 million for the quarters ended September 30, 2013 and September 30, 2012, respectively, and were $1.9 million and $1.9 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

(2)	In determining Income before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among the segments based upon each segment’s relative operating profit.
(3)	Corporate consists of equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.

Product line revenues for external customers for the three and nine month periods ended September 30, 2013 and September 30, 2012 were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Household Products	$369.0	$360.4	$1,081.8	$1,054.2
Personal Care Products	236.3	170.0	709.0	493.3

Total Consumer Domestic	605.3	530.4	1,790.8	1,547.5
Total Consumer International	134.5	131.1	396.5	373.8
Total SPD	65.0	63.7	184.4	190.9

Total Consolidated Net Sales	$804.8	$725.2	$2,371.7	$2,112.2

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and vitamin and mineral supplements.

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2013 were $605.3 million, an increase of $74.9 million or 14.1% compared to the third quarter of 2012. Consumer Domestic net sales for the nine months ended September 30, 2013 were $1,790.8 million, an increase of $243.3 million or 15.7% as compared to the same period in 2012. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
Net Sales - Consumer Domestic	September 30, 2013	September 30, 2013
Product volumes sold	4.5%	3.6%
Pricing/Product mix	(3.7%)	(2.1%)
Acquired product lines(1)	13.3%	13.6%
Sales in anticipation of information systems upgrade	0.0%	0.6%

Net Sales increase	14.1%	15.7%

(1)	On October 1, 2012, the Company acquired Avid Health. Net sales of acquired product lines subsequent to the acquisition are included in Consumer Domestic results.

In the third quarter of 2013, the increase in net sales reflects sales from the acquired product lines and higher sales of ARM & HAMMER liquid laundry detergent, OXICLEAN laundry additives, TROJAN products and FIRST RESPONSE diagnostic kits. These increases were partially offset by lower sales of ARM & HAMMER powder laundry detergent and ARM & HAMMER cat litter, NAIR depilatories and SPINBRUSH battery–operated toothbrushes. The increase in net sales for the nine months ended September 30, 2013 reflects sales from the acquired product lines and higher sales of ARM & HAMMER liquid laundry detergent, OXICLEAN laundry additives, TROJAN products and FIRST RESPONSE diagnostic kits, partially offset by sales declines in ARM & HAMMER powder laundry detergent, SPINBRUSH battery-operated toothbrushes, XTRA liquid laundry detergent, NAIR depilatories and KABOOM household cleaners. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the U.S.

Since the 2012 introduction in the United States of unit dose laundry detergent by various manufacturers, including the Company, there has been significant product and price competition in the laundry detergent category, contributing to an overall category decline. During the third quarter of 2013 the category declined an additional 3.5%. While the Company’s laundry detergent sales have increased, more than offsetting the impact of the total laundry detergent category decline, there is no assurance that the category will not decline further or that the Company will be able to offset any such category decline. The Procter & Gamble Company (“P&G”), one of the Company’s major competitors and the market leader in premium laundry detergent, has announced that in 2014 it will launch a lower-priced laundry detergent that may compete directly with the Company’s core value laundry detergents. This, together with expected ongoing weak consumer spending and increased price competition, could negatively impact the Company’s laundry detergent business. The Company plans to vigorously combat these pressures through, among other things, significant new product introductions supported by increased marketing spending. There can be no assurance that these measures will be successful.

Consumer Domestic income before income taxes for the third quarter of 2013 was $136.0 million, a $19.4 million increase as compared to the third quarter of 2012. The increase is due primarily to the contribution from the Avid Health acquisition (net of higher interest expense), the impact of higher sales volumes, and lower manufacturing costs resulting from productivity improvement projects, partially offset by higher trade promotion and coupon costs, the effect of unfavorable product mix and higher marketing and SG&A expenses. For the nine month period ended September 30, 2013, income before income taxes was $383.2 million, a $58.3 million increase as compared to the first nine months of 2012 due primarily to the same factors as the third quarter of 2013.

Consumer International

Consumer International net sales were $134.5 million in the third quarter of 2013, an increase of $3.4 million or 2.6% as compared to the same period in 2012. Consumer International net sales in the first nine months of 2013 were $396.5 million, an increase of $22.7 million or 6.1% as compared to the same period in 2012. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
Net Sales - Consumer International	September 30, 2013	September 30, 2013
Product volumes sold	3.7%	4.2%
Pricing/Product mix	0.0%	0.8%
Foreign exchange rate fluctuations	(3.4%)	(1.9%)
Acquired product lines(1)	2.3%	3.0%

Net Sales increase	2.6%	6.1%

(1)	On October 1, 2012, the Company acquired Avid Health. Net sales of acquired product lines subsequent to the acquisition are included in the Consumer International results.

Higher sales volumes in the third quarter of 2013 occurred primarily in Mexico, France, Canada and Brazil. Higher sales volumes in the first nine months of 2013 occurred primarily in Mexico, Brazil, United Kingdom, Canada, France, Australia and U.S. exports.

Consumer International income before income taxes was $15.5 million in the third quarter of 2013, a decrease of $0.5 million compared to the same period in 2012. The change is due primarily to the effect of changes in foreign exchange rates, partially offset by higher sales volume. For the first nine months of 2013, income before income taxes was $53.0 million, a $0.4 million increase as compared to the same period of 2012, due primarily to higher sales volume, favorable price/product mix and the contribution from the Avid Health acquisition, partially offset by the effect of changes in foreign exchange rates and higher SG&A.

Specialty Products

SPD net sales were $65.0 million for the third quarter of 2013, an increase of $1.3 million or 2.0% as compared to the same period in 2012. SPD net sales were $184.4 million for the first nine months of 2013, a decrease of $6.5 million, or 3.4% as compared to the same period in 2012. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
Net Sales - SPD	September 30, 2013	September 30, 2013
Product volumes sold	7.9%	(1.5%)
Pricing/Product mix	(4.2%)	(1.1%)
Foreign exchange rate fluctuations	(1.7%)	(1.3%)
Sales in anticipation of information systems upgrade	0.0%	0.5%

Net Sales increase (decrease)	2.0%	(3.4%)

The net sales increase in the third quarter of 2013 reflects higher animal nutrition and bulk chemical product sales volumes offset by lower pricing in animal nutrition products. The decrease in net sales for the nine months ended September 30, 2013 is due primarily to colder than normal weather during the second quarter, which impacted demand from the dairy industry, and to lower sales in Brazil. In addition, the decrease in net sales for the nine months is offset by the adverse impact in the first quarter of 2012 of a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the U.S.

SPD income before income taxes was $9.8 million in the third quarter of 2013, a decrease of $1.2 million as compared to the same period in 2012, and $21.0 million for the first nine months of 2013, a decrease of $6.5 million as compared to the same period in 2012. The decrease in income before income taxes for the third quarter of 2013 is due primarily to lower selling prices for animal nutrition products. The decrease in income before income taxes for the first nine months of 2013 is due primarily to the same factors as those applicable to the third quarter of 2013.

Corporate

The reduction in profitability within the Corporate segment for the nine month period ended September 30, 2013 is primarily due to a $3.2 million impairment charge associated with one of the Company’s investment in affiliates recorded in the second quarter of 2013. The charge is the result of the Company’s assessment of the financial impact of the delay in anticipated discounted cash flows from the affiliate.

Liquidity and Capital Resources

As of September 30, 2013, the Company had $445.5 million in cash, approximately $350 million available through its revolving credit facility under its principal credit agreement (the “Credit Agreement”) and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $500 million, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement. To preserve its liquidity, the Company invests its cash primarily in prime money market funds and short term bank deposits.

As of September 30, 2013, the amount of cash and cash equivalents included in the Company’s assets, that was held by foreign subsidiaries was approximately $190.1 million. If these funds are needed for operations in the U.S., the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S., and the Company does not currently expect to repatriate them to fund operations in the U.S.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity. (See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”).) The Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants under the Credit Agreement because the Company currently is, and anticipates that it will continue to be, in compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under the Credit Agreement. These financial ratios are discussed in more detail in this section under “Certain Financial Covenants.”

On January 30, 2013, the Board of Directors increased the Company’s regular quarterly dividend from $0.24 per share to $0.28 per share of common stock of the Company (“Common Stock”), equivalent to an annual dividend rate of $1.12 per share, commencing with the dividend payable on March 1, 2013 to stockholders of record at the close of business on February 15, 2013. The higher quarterly dividend raises the Company’s annualized dividend payout from approximately $135 million to approximately $156 million.

In January 2013, the Company purchased approximately 0.9 million shares of Common Stock at an aggregate cost of approximately $50 million under its share repurchase program. The Company did not repurchase any Common Stock in the second or third quarters of 2013.

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be approximately $70 million in 2013, fund its Common Stock repurchase program to the extent implemented by management and pay dividends at the latest approved rate. Cash may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.

Net Debt

The Company had outstanding total debt of $803.5 million and cash of $445.5 million at September 30, 2013, resulting in net debt of $358.0 million at September 30, 2013. This compares to total debt of $903.2 million and cash of $343.0 million, resulting in net debt of $560.2 million at December 31, 2012. Net debt is defined as total debt less cash.

Cash Flow Analysis

	Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012

Net cash provided by operating activities	$376.6	$315.9
Net cash used in investing activities	$(39.1)	$(711.0)
Net cash (used in) provided by financing activities	$(230.0)	$381.3

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first nine months of 2013 increased $60.7 million to $376.6 million as compared to the same period in 2012. The increase is due to higher net income and increases in accounts payable, offset by changes in accounts receivable and inventories. The Company was also able to defer its fourth quarter 2012 federal tax payment of approximately $36.0 million to the first quarter of 2013 as allowed by the IRS due to the impact of Hurricane Sandy, which offset the increase in net cash provided by operating activities in the first nine months of 2013.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2013 was $39.1 million, reflecting $30.3 million of property, plant and equipment expenditures and a $5.7 million investment in Natronx.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first nine months of 2013 was $230.0 million, primarily reflecting $100.0 million of repayments of commercial paper, $50.3 million of repurchases of Common Stock and $116.3 million of cash dividends, partially offset by $26.0 million of proceeds and tax benefits from stock option exercises and the receipt of an incentive payment of $10.9 million related to the financing lease for the Company’s new corporate headquarters.

Certain Financial Covenants

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA” and defined in the Credit Agreement) is a component of the financial covenants contained in the Credit Agreement. Such financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which, if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities determined in accordance with accounting principles generally accepted in the U.S. The Company’s leverage ratio for the twelve months ended September 30, 2013 was 1.2, which is below the maximum of 3.5 permitted under the Credit Agreement, and the interest coverage ratio for the twelve months ended September 30, 2013 was 36.4, which is above the minimum of 3.0 permitted under the Credit Agreement.

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

In July 2013, the FASB issued guidance requiring an entity to net its liability for unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating losses or similar tax loss carryforwards, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available as of reporting date to settle any additional income taxes resulting from disallowance of the uncertain tax position or the entity does not intend to use these carryforwards for this purpose. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2013 and interim periods within those years. This new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

Interest Rate Risk

The Company had outstanding total debt at September 30, 2013 of $803.5 million, of which 81% has a fixed weighted average interest rate of 3.06% and the remaining 19% constituted primarily commercial paper issued by the Company that currently has an interest rate of less than 0.4%. The Company periodically considers entering into derivative financial instruments contracts to reduce interest rate risk exposure.

Diesel Fuel Hedge

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During 2012 and 2013, the Company entered into hedge agreements with financial counterparties to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The floating rate payment is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel surcharges that the Company pays to it common carriers. As of September 30, 2013, the agreements are expected to cover approximately 45% of the Company’s estimated diesel fuel requirements for 2013 and approximately 28% of the Company’s estimated diesel fuel requirements for 2014. These diesel fuel hedge agreements qualify for hedge accounting. Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in U.S. Dollar,

Canadian Dollar, British Pound and Euro. The Company has entered into forward exchange contracts to protect itself from the risk that, due to fluctuations in currency exchange rates, it would be adversely affected by net cash outflows.

Equity Derivatives

The Company has entered into equity derivative contracts covering its Common Stock in order to minimize its liability under its Executive Deferred Compensation Plan resulting from changes in the quoted fair values of its Common Stock to participants who have investments under the Plan in a notional Common Stock fund. The contracts are settled in cash. Since the equity derivatives contracts do not qualify for hedge accounting, the Company is required to mark such contracts to market throughout their lives and record changes in fair value in the consolidated statement of income.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to sales and earnings growth; the effect of product mix; volume growth, including the effects of new products; the impact of unit dose laundry detergent; impairment of an affiliated company; consumer demand and spending; the effects of competition; earnings per share; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; cost savings programs; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; the Company’s Common Stock repurchase programs; the impact of acquisitions including the acquisition of Avid Health; capital expenditures; the sales impact related to the Company’s information systems upgrade; the effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; facility restructuring charges; environmental and regulatory matters; availability of raw materials; the effect of the credit environment on the Company’s liquidity and capital expenditures; the Company’s fixed rate debt; compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under the Company’s credit agreement; the Company’s commercial paper program; sufficiency of cash flows from operations; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; payment of dividends; expected cash contributions to pension plans; investments in the Natronx joint venture; and adequacy of trona reserves. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that might cause such differences include a decline in market growth and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

General

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal and regulatory proceedings. Such proceedings are subject to many uncertainties, and the outcome of certain individual litigated matters and other proceedings, whether actual or threatened, may not be reasonably predictable and any related damages or liability may not be estimable. Certain legal and regulatory proceedings, including those described above, could result in an adverse outcome for the Company, and any such adverse outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Form 10-K, which could materially affect the Company’s business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 31, 2012, the Company’s Board of Directors authorized a Common Stock repurchase program, under which the Company may purchase up to an additional $300 million of Common Stock. Under the program, shares of Common Stock may be repurchased from time to time in the open market, in privately negotiated transactions or otherwise, subject to market conditions, and corporate and legal requirements. There is no expiration date on the Common Stock repurchase authorization and the Company is not obligated to acquire any specific number of shares of Common Stock. As of December 31, 2012, the Company had approximately $270 million remaining available for use under this program. In January 2013, the Company purchased approximately 0.9 million shares of Common Stock at an aggregate cost of approximately $50 million. No purchases were made under the program in the second and third quarters of 2013. As of September 30, 2013, the Company had approximately $220 million remaining available for use under the program.

ITEM 6.	EXHIBITS

(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

(3.2)	By-laws of the Company, amended and restated as of February 1, 2012, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on February 7, 2012.

— (31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

— (31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

— (32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

— (32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

— (101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and September 30, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012, (iii) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, (v) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013 and September 30, 2012 and (vi) Notes to Consolidated Financial Statements.

—	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	November 1, 2013	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE:	November 1, 2013	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

(3.2)	By-laws of the Company, amended and restated as of February 1, 2012, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on February 7, 2012.

— (31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

— (31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

— (32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

— (32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

— (101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and September 30, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012, (iii) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, (v) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013 and September 30, 2012 and (vi) Notes to Consolidated Financial Statements.

—	Indicates documents filed herewith.