Form 10-K
period 2013-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2014-02-21
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission file number
1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8.5 billion. For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the common stock (the “Common Stock”) of Church & Dwight Co., Inc. (the “Company”). The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 28, 2013.

As of February 18, 2014, there were 137,191,728 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2014 are incorporated by reference in Items 10 through 14 of Item III of this Annual Report on Form 10-K (this “Annual Report”).

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to sales and earnings growth; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of unit dose laundry detergent; impairment of an affiliated company; consumer demand and spending; the effects of competition; earnings per share; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; cost savings programs; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; the Company’s share repurchase programs; the impact of acquisitions; capital expenditures; the sales impact related to the Company’s information systems upgrade; the effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; facility restructuring charges; the impact of trade name impairment charges; environmental and regulatory matters; availability of raw materials; the effect of the credit environment on the Company’s liquidity and capital expenditures; the Company’s fixed rate debt; compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under the Credit Agreement; the Company’s commercial paper program; sufficiency of cash flows from operations; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; payment of dividends; actual voluntary and expected cash contributions to pension plans; investments in the Natronx Technologies, LLC (“Natronx”) joint venture; and adequacy of trona reserves. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that might cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition, including the entrance of The Procter & Gamble Company into the value detergent category; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

For a description of additional factors that could cause actual results to differ materially from the forward looking statements, please see Item 1A, “Risk Factors” in this Annual Report.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the United States federal securities laws. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the United States Securities and Exchange Commission (the “Commission”).

PART I

ITEM 1.	BUSINESS

GENERAL

The Company, founded in 1846, develops, manufactures and markets a broad range of household, personal care and specialty products. The Company sells its consumer products under a variety of brands through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar, pet and other specialty stores and websites, all of which sell the products to consumers. The Company also sells specialty products to industrial customers and distributors.

The Company focuses its consumer products marketing efforts principally on its nine “power brands.” These well-recognized brand names include ARM & HAMMER (used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent), TROJAN condoms, lubricants and vibrators, OXICLEAN stain removers, cleaning solutions, laundry detergent and bleach alternatives, SPINBRUSH battery-operated toothbrushes, FIRST RESPONSE home pregnancy and ovulation test kits, NAIR depilatories, ORAJEL oral analgesics and XTRA laundry detergent. The ninth “power brand” is the combination of the L’IL CRITTERS and VITAFUSION brand names for the Company’s gummy vitamin dietary supplement business. The Company considers four of these brands to be “mega brands”: ARM & HAMMER, OXICLEAN, TROJAN and L’IL CRITTERS and VITAFUSION, and is giving greatest focus to the growth of these brands.

The Company’s business is divided into three primary segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”). The Consumer Domestic segment includes the power brands and other household and personal care products such as SCRUB FREE, KABOOM and ORANGE GLO cleaning products, ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant and CLOSE-UP and AIM toothpastes. The Consumer International segment primarily sells a variety of personal care products, some of which use the same brands as the Company’s domestic product lines, in international markets, including Canada, France, Australia, the United Kingdom, Mexico and Brazil. The SPD segment is the largest United States (“U.S.”) producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2013, the Consumer Domestic, Consumer International and SPD segments represented approximately 75%, 17% and 8%, respectively, of the Company’s net sales.

All domestic brand “rankings” contained in this Annual Report are based on dollar share rankings from ACNielsen AOC (All Outlets Combined) for the 52 weeks ending December 21, 2013. Foreign brand “rankings” are derived from several sources.

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

CLEAN SHOWER Daily Shower Cleaner

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

ANSWER Home Pregnancy and Ovulation Test Kits

ARM & HAMMER Deodorants and Antiperspirants

ARM & HAMMER Toothpastes

ARM & HAMMER TOOTH TUNES Toothbrushes

ARRID Antiperspirants

CLOSE-UP Toothpaste

FIRST RESPONSE Home Pregnancy and Ovulation Test Kits

L’IL CRITTERS Dietary Supplements

MENTADENT Toothpaste and Toothbrushes

NAIR Depilatories, Lotions, Creams and Waxes

ORAJEL Oral Analgesics

PEPSODENT Toothpaste

SIMPLY SALINE Nasal Saline Moisturizer

SPINBRUSH Battery-operated Toothbrushes

TROJAN Condoms, Lubricants and Vibrating Products

VITAFUSION Dietary Supplements

Household Products

In 2013, household products constituted approximately 60% of the Company’s Domestic Consumer sales and approximately 45% of the Company’s total sales.

The ARM & HAMMER trademark was adopted in 1867. ARM & HAMMER Baking Soda remains the number one leading brand of baking soda in terms of consumer recognition of the brand name and reputation for quality and value. The deodorizing properties of baking soda have led to the development of several baking soda-based household products. For example, the Company markets ARM & HAMMER FRIDGE FRESH, a refrigerator deodorizer equipped with a baking soda filter to help keep food tasting fresher, and ARM & HAMMER Carpet Deodorizer.

The Company’s laundry detergents constitute its largest consumer business, measured by net sales. The Company markets its ARM & HAMMER brand laundry detergents in powder, liquid and unit dose forms as value products, priced at a discount from products identified by the Company as market leaders. The Company markets its XTRA laundry detergent in both powder and liquid forms at a slightly lower price than ARM & HAMMER brand laundry detergents. The Company also markets XTRA LASTING SCENTSATIONS and XTRA FRESCO SCENTSATIONS, a line of highly fragranced and concentrated liquid laundry detergents, and OXICLEAN laundry stain fighting additives. OXICLEAN is the number one brand in the laundry stain fighting additive market in the U.S. The Company markets ARM & HAMMER PLUS OXICLEAN liquid and powder laundry detergents, combining the benefits of these two powerful laundry detergent products, and ARM & HAMMER CRYSTAL BURST and ARM & HAMMER TOSS’N DONE unit dose laundry detergents. In 2013, the Company launched ARM & HAMMER Ultra Power, a 4X concentrated liquid laundry detergent, and two new fragrances within its XTRA line: WARM VANILLA COMFORT and SENSITIVE SCENTS Rain Lily & Aloe. In 2014, the Company will launch ARM & HAMMER PLUS OXICLEAN Ultra Power liquid detergent, an ultra-concentrated version of ARM & HAMMER PLUS OXICLEAN, ARM & HAMMER CLEAN SCENTSATIONS, a line of liquid detergents with fragrances inspired by U.S. National Parks, OXICLEAN laundry detergent, a premium-priced line of liquid, powder and unit dose laundry detergents, and OXICLEAN WHITE REVIVE, a line of bleach alternatives in both powder and unit dose forms.

The Company’s laundry products also include fabric softener sheets that prevent static cling and soften and freshen clothes. The Company markets ARM & HAMMER FRESH’N SOFT fabric softeners and offers a liquid fabric softener, NICE’N FLUFFY, at a slightly lower price enabling the Company to compete at several price points.

The Company also markets a line of cat litter products, including ARM & HAMMER SUPER SCOOP clumping cat litter and ARM & HAMMER ULTRA LAST, a longer lasting clumping cat litter. Other products include ARM & HAMMER Multi-Cat cat litter, designed for households with more than one cat, ARM & HAMMER ESSENTIALS clumping cat litter, a corn-based scoopable litter made for consumers who prefer to use products made with natural ingredients, and ARM & HAMMER Double Duty cat litter, which eliminates both urine and feces odors on contact. The Company markets its FELINE PINE cat litter in the natural litter segment, complementing the Company’s ARM & HAMMER branded cat litter business and positioning the Company as a leading supplier of natural cat litter. In December 2013, the Company introduced a new line of clumping cat litter, ARM & HAMMER CLUMP & SEAL, designed to help cat owners enjoy an odor-free home.

In addition, the Company markets a line of household cleaning products including CLEAN SHOWER daily shower cleaner, and SCRUB FREE bathroom cleaners. The Company also markets KABOOM bathroom cleaners, ORANGE GLO household cleaning products and OXICLEAN Dishwashing Booster, which removes cloudy film and food particles on glasses and dishes. In 2013, the Company introduced KABOOM no-drip foam, a spray product designed to eliminate bathroom mold and mildew. In 2014, the Company will launch KABOOM SHOWER GUARD, a daily shower cleaning product, and will extend its OXICLEAN brand by launching its first-ever OXICLEAN automatic dishwasher dishwashing detergent.

Personal Care Products

The Company’s personal care business was founded on the unique strengths of its ARM & HAMMER trademark and baking soda technology. The Company has expanded its personal care business through its acquisition of antiperspirants, oral care products, depilatories, reproductive health products, oral analgesics, nasal saline moisturizers and dietary supplements under a variety of other leading brand names. In 2013, Personal Care Products constituted approximately 40% of the Company’s Consumer Domestic sales and approximately 30% of the Company’s total sales.

ARM & HAMMER Baking Soda, when used as a dentifrice, helps whiten and polish teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products which are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE and ARM & HAMMER ADVANCE WHITE brand names, including a line of toothpaste for sensitive teeth under the ARM & HAMMER brand. In 2014, the Company will introduce ARM & HAMMER TRULY RADIANT toothpaste.

The Company also manufactures in the U.S. and markets in the U.S. (including Puerto Rico) and Canada CLOSE-UP, PEPSODENT and AIM toothpastes, which are priced at a discount from the market leaders, and the MENTADENT brand of toothpaste and toothbrushes. In addition, the Company markets deodorant and antiperspirant products under the ARM & HAMMER and ARRID brand names.

Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases. The Company’s TROJAN condom brand is the number one condom brand in the U.S., and has been in use for more than 90 years. The brand includes such products as ECSTASY, TROJAN EXTENDED PLEASURE, HER PLEASURE, TWISTED PLEASURE, SHARED PLEASURE, MAGNUM and FIRE & ICE, TROJAN CHARGED, a condom with a sensate lubricant that has heating, cooling and tingling properties, and TROJAN Vibrations, a line of vibrating products. In 2013, the Company launched a line of lubrication products under the TROJAN brand and TROJAN PURE ECSTASY condoms. In 2014, the Company will introduce line extensions into the TROJAN lubricant line and market two new condoms: TROJAN DOUBLE ECSTASY and TROJAN MAGNUM ribbed. The Company will also introduce two new vibrating products under its TROJAN Vibrations line.

The Company markets SPINBRUSH battery-operated toothbrushes in the U.S. (including Puerto Rico), the United Kingdom, Canada, France, China and Australia. In 2013, the SPINBRUSH battery-operated toothbrush was the number one leading brand of battery-operated toothbrushes in the U.S. The Company also markets SPINBRUSH PROCLEAN toothbrushes, a two-speed version of the product, SPINBRUSH PROCLEAN Recharge, a rechargeable toothbrush offering up to one week of power brushes between charges, SPINBRUSH PROCLEAN Sonic, a value high speed battery-operated toothbrush which competes with much more expensive “sonic” toothbrushes, and ARM & HAMMER TOOTH TUNES battery-operated toothbrushes, with proprietary technology that delivers music while brushing. In 2013, the Company launched additional song offerings under its TOOTH TUNES brand, including songs by the band One Direction. In 2014, the Company will introduce a line of SPINBRUSH TRULY RADIANT toothbrushes.

The Company markets two lines of home pregnancy and ovulation test kits. Its FIRST RESPONSE brand of diagnostic kits includes a home female fertility test. Its ANSWER home pregnancy and ovulation test kits compete in the value segment of the market. In 2014, the Company will launch an enhanced FIRST RESPONSE pregnancy test kit that can tell a woman that she is pregnant up to six days before her expected period, with 99% accuracy from the day of her missed period.

The Company’s NAIR depilatory brand is the number one selling depilatory brand in the U.S., with innovative products that address consumer needs for quick, complete and longer-lasting hair removal. The Company offers a full array of depilatory products for women, men and teens under the NAIR brand name, including Cool Gel, SHOWER POWER, Roll-On, Milk N’Honey, and Brazilian Spa Clay products for both depilatory and wax. In 2013, the Company added to this line with its NAIR TOTAL CARE body and face trios.

In 2014, the Company will introduce four new NAIR hair-removal products: two products under the new NAIR Argan Oil line, NAIR FOR MEN SHOWER POWER and NAIR SPRAYS AWAY.

The Company markets ORAJEL oral analgesics, which includes products for adults as well as babies, including ORAJEL Cooling Cucumber Teething Gel and BABY ORAJEL Tooth and Gum Cleanser. The ORAJEL teething and toothache line of products is the number one brand in the U.S. In 2013, the Company launched a single dose cold sore product under the ORAJEL brand. In 2014, the Company will introduce several teething and toothache line extensions with licensed characters under the ORAJEL trademark.

The Company markets and sells the L’IL CRITTERS children’s gummy vitamin dietary supplement line and the VITAFUSION adult gummy vitamin dietary supplement line, both number one leading brands in the gummy-form dietary supplement category. The Company also markets and sells a line of gummy probiotics under the ACCUFLORA brand name, and private label gummy vitamins. In 2014, the Company will introduce two new lines of gummy vitamin dietary supplements: VITAFUSION MULTIVITES PLUS and L’IL CRITTERS GUMMY VITES PLUS.

The Company markets the SIMPLY SALINE brand of nasal saline moisturizers in the U.S., complementing the Company’s STERIMAR brand nasal saline solution business in Europe and other parts of the world. The Company also markets BATISTE dry shampoo in the U.S.

Consumer International

The Consumer International segment markets a variety of personal care products, household and over-the-counter products in international markets, including Canada, France, Australia, the United Kingdom, Mexico and Brazil.

Total Consumer International net sales represented approximately 17% of the Company’s consolidated net sales in 2013. Net sales of the subsidiaries located in Canada, the United Kingdom, France and Australia accounted for 37%, 18%, 15% and 11%, respectively, of the Company’s 2013 international net sales in this segment. No other country in which the Company operates accounts for more than 10% of its total international net sales, and no product line accounts for more than 15% of total international net sales.

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

The Company has expanded distribution of ARM & HAMMER products internationally by marketing ARM & HAMMER laundry and pet care products in Canada and ARM & HAMMER laundry care products in Mexico. The Company also markets SPINBRUSH battery-operated toothbrushes internationally, primarily in the United Kingdom, Canada, France, China and Australia, and OXICLEAN products internationally, primarily in Mexico and Canada.

The Company sells PEARL DROPS dentifrice products in Europe, Canada and Australia and STERIMAR nasal hygiene products in a number of markets in Europe, Mexico, Asia and Australia. The Company also sells BATISTE dry shampoo principally in the United Kingdom, and also in Australia, France, Brazil and Mexico, the CURASH BABYCARE line of babycare products including wipes, creams and powders in Australia, and GRAVOL anti-nauseant and RUB-A535 topical analgesic in Canada.

COMPETITION FOR CONSUMER DOMESTIC AND CONSUMER INTERNATIONAL

The Company competes in the household and personal care consumer product categories, which are highly innovative categories, characterized by a continuous flow of new products and line extensions, and require significant advertising and promotion. The Company competes in these categories primarily on the basis of product innovation and performance, brand recognition, price, value and other consumer benefits. Consumer products, particularly laundry and household cleaning products, as well as certain toothpaste products, are subject to significant price competition. As a result, the Company from time to time may need to reduce the prices for some of its products to respond to competitive and customer pressures and to maintain market share.

Internationally, the Company competes in similar competitive categories for most of its products.

The Company’s competitors include The Procter & Gamble Company (“P&G”), The Sun Products Corporation, The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Henkel AG & Co. KGaA, Reckitt Benckiser Group plc, Johnson & Johnson, Ansell Limited, Pfizer Inc., Bayer AG, Alere Inc. (formerly known as Inverness Medical Innovations, Inc.), NBTY, Inc. and Pharmavite LLC. Many of these companies have greater financial resources than the Company and have the capacity to outspend the Company if they attempt to gain market share.

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

DISTRIBUTION FOR CONSUMER DOMESTIC

Products in the Consumer Domestic segment are marketed throughout the U.S. primarily through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar, pet and other specialty stores, and websites, all of which sell the products to consumers. The Company employs a sales force based regionally throughout the U.S. that utilizes the services of independent food brokers, who represent the Company’s products in the food, pet, dollar and club classes of trade. The Company’s products are stored in Company plants and third-party owned warehouses and are either delivered by independent trucking companies or picked up by customers at the Company’s facilities.

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

Specialty Products Division

Principal Products

The Company’s SPD segment focuses on sales to businesses and participates in three product areas: Specialty Chemicals, Animal Nutrition and Specialty Cleaners, and accounted for approximately 8% of the Company’s consolidated net sales in 2013. The following table sets forth the principal products of the Company’s SPD segment.

Type of Product	Key Brand Names
Specialty Chemicals	ARM & HAMMER Performance Grade Sodium Bicarbonate
ARMAND PRODUCTS COMPANY Potassium Carbonate and Potassium Bicarbonate(1)
Enprove Ground Trona(2)
Enprove Sodium Bicarbonate(2)

Animal Nutrition	ARM & HAMMER Feed Grade Sodium Bicarbonate
BIO-CHLOR and FERMENTEN Rumen Fermentation Enhancers
DCAD PLUS Feed Grade Potassium Carbonate(3)
Megalac Rumen Bypass Fat(4)
Megalac-R Omega 3 & Omega 6 Essential Fatty Acids(4)
MEGAMINE-L, Rumen Bypass Lysine
SQ-810 Natural Sodium Sesquicarbonate

Specialty Cleaners	ARMAKLEEN Commercial & Professional Aqueous Cleaners(5)
ARMEX Blast Media(5)
Commercial & Professional Cleaners and Deodorizers

(1)	Manufactured and marketed by Armand Products Company (“Armand”), a joint venture in which the Company holds a 50% interest.
(2)	Distributed and marketed by Natronx, a joint venture in which the Company holds a one-third ownership interest. Enprove is a registered trademark of FMC Corporation (“FMC”) that has been assigned to Natronx with the right of reversion to FMC upon a Natronx dissolution.
(3)	Manufactured for the Company by Armand Products Company.
(4)	Megalac is a registered trademark of Volac International Limited.
(5)	Distributed in North America by The ArmaKleen Company (“ArmaKleen”), a joint venture in which the Company holds a 50% ownership interest.

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

The Company’s 99.8% owned Brazilian subsidiary, Quimica Geral do Nordeste (“QGN”), is South America’s leading provider of sodium bicarbonate. The business markets sodium bicarbonate in Brazil.

The Company and Occidental Chemical Corporation are equal partners in a joint venture, Armand, which manufactures and markets potassium carbonate and potassium bicarbonate for sale in domestic and international markets. The potassium-based products are used in a wide variety of applications, including agricultural products, specialty glass and ceramics, and potassium silicates. Armand also manufactures for the Company a potassium carbonate-based animal feed additive for sale in the dairy industry, described below under “Animal Nutrition Products.”

The Company, FMC and TATA Chemicals (Soda Ash) Partners are equal partners in Natronx. The Company’s investment is accounted for under the equity method. Natronx engages in the marketing and distribution of sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. The sorbents, primarily sodium bicarbonate and trona, are used by coal-fired utilities to remove harmful pollutants, such as acid gases, in flue-gas treatment processes.

Animal Nutrition Products

A special grade of sodium bicarbonate, as well as sodium sesquicarbonate, is sold to the animal feed market as a feed additive for use by the dairy industry as a buffer, or antacid, for dairy cattle. The Company also markets DCAD PLUS feed grade potassium carbonate, which is manufactured by Armand as a feed additive into the animal feed market.

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

The Company and Safety-Kleen Systems, Inc. (“Safety-Kleen”) are equal partners in a joint venture, ArmaKleen, which has built a specialty cleaning products business based on the Company’s technology and Safety-Kleen’s sales and distribution organization. In North America, this joint venture distributes the Company’s proprietary product line of aqueous cleaners along with the Company’s ARMEX blast media line, which is designed for the removal of a wide variety of surface coatings. The Company continues to pursue opportunities to build this industrial cleaning business using the Company’s aqueous-based technology as well as the ARMEX blast media line of products.

COMPETITION FOR SPD

Competition within the specialty chemicals and animal nutrition product lines is intense. The specialty chemicals business operates in a competitive environment influenced by capacity utilization, customers’ leverage and the impact of raw material and energy costs. Product introductions typically involve introductory costs in the year of launch, and the Company usually is not able to determine whether new products and line extensions will be successful until a period of time has elapsed following the introduction of new products or the extension of the product lines. The Company’s key competitors are Solvay Chemicals, Inc., FMC and Natural Soda, Inc.

DISTRIBUTION FOR SPD

SPD markets sodium bicarbonate and other chemicals to industrial and agricultural customers primarily throughout the U.S. and Canada. Distribution is accomplished through a dedicated sales force supplemented by manufacturers’ representatives and the sales personnel of independent distributors throughout the country. The Company’s products in this segment are located in Company plants and public warehouses and are either delivered by independent trucking companies or picked up by customers at the Company’s facilities.

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

The Company is party to a partnership agreement with Tata Chemicals (Soda Ash) Partners, which mines and processes trona reserves in Wyoming. Through the partnership and related supply and services agreements, the Company fulfills a substantial amount of its soda ash requirements, enabling the Company to achieve some of the economies of an integrated business capable of producing sodium bicarbonate and related products from the basic raw material. The Company also has an agreement for the supply of soda ash from another company. The partnership agreement and other supply agreements between the Company and Tata Chemicals (Soda Ash) Partners are terminable upon two years notice by either company. The Company believes that sufficient alternative sources of supply are available.

The Company believes that ample sources of raw materials are available for all of its other major products. Detergent chemicals are used in a variety of the Company’s products and are available from a number of sources. Bottles, paper products and clay are available from multiple suppliers, although the Company chooses to source most of these materials from single sources under long-term supply agreements in order to gain favorable pricing. The Company also uses a palm oil fraction (by-product) in its rumen bypass fats products. Alternative sources of supply are available in case of disruption or termination of the supply agreements.

The cost of raw materials, including surfactants, diesel fuel and oil-based raw and packaging materials used primarily in the consumer businesses, continued to be high in 2013 relative to prior years. However, while the market price of ethylene-based resin was at an all-time high in 2013, the Company’s cost for this material was mitigated as a result of the Company’s ability to contractually lock in pricing for the first nine months of 2013. Increases in the prices of certain raw materials could materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

The Company utilizes the services of third party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

The Company’s trademarks appear in upper case letters throughout this Annual Report. The majority of the Company’s trademarks are registered with either the U.S. Patent and Trademark Office or with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by the Company since 1867, and is a valuable asset and important to the successful operation of the Company’s business. The Company’s products are sold under many other valuable trademarks held by the Company, including TROJAN, NAIR, ORAJEL, FIRST RESPONSE, XTRA, OXICLEAN, SPINBRUSH, BATISTE, SIMPLY SALINE, FELINE PINE, L’IL CRITTERS and VITAFUSION. The Company’s portfolio of trademarks represents substantial goodwill in the businesses using the trademarks.

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. Although the Company actively seeks and maintains a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2013, 2012, and 2011, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates (“Wal-Mart”), were 24%, 24% and 23% respectively, of the

Company’s total consolidated net sales. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant. No other customer accounted for more than 10% of consolidated net sales in the three year period.

RESEARCH & DEVELOPMENT

The Company conducts research and development activities primarily at its Princeton and Cranbury facilities in New Jersey. The Company devotes significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features and to provide increased convenience and value to its customers. To increase its innovative capabilities, the Company engages outside contractors for general research and development in activities beyond its core areas of expertise. The Company spent $61.8 million, $54.8 million and $55.1 million on research and development activities in 2013, 2012 and 2011, respectively.

GOVERNMENT REGULATION

General

Some of the Company’s products are subject to regulation by one or more U.S. agencies, including the U.S. Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”) and foreign agencies.

FDA regulations govern a variety of matters relating to the Company’s products, such as product development, manufacturing, premarket clearance or approval, advertising and distribution. The regulations adopted and standards imposed by the FDA and similar foreign agencies evolve over time and can require the Company to make changes in its manufacturing processes and quality systems to remain in compliance. These agencies periodically inspect manufacturing and other facilities. If the Company fails to comply with applicable regulations and standards, it may be subject to sanctions, including fines and penalties, the recall of products and cessation of manufacturing and/or distribution.

In addition, the Company sells products that are subject to regulation under the Federal Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act, which are administered by the EPA. The Company also is subject to regulation by the FTC in connection with the content of its labeling, advertising, promotion, trade practices and other matters.

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

Medical Device Clearance and Approval

To be commercially distributed in the U.S., a medical device must, unless exempt, receive clearance or approval from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”). Lower risk devices are categorized as either class I or II devices. For class II devices, the manufacturer must generally submit a premarket notification requesting clearance for commercial distribution known as a “510(k)” clearance. The Company’s condoms, home pregnancy and ovulation test kits are regulated as class II devices. Some low risk devices, including SPINBRUSH and ARM & HAMMER battery powered toothbrushes, are in class I and are generally exempted from the 510(k) requirement. To obtain 510(k) clearance, a device must be determined to be substantially equivalent in intended use and in safety and effectiveness to a benchmark device, or “predicate” that is already legally in commercial distribution. Any modification to a 510(k) cleared device that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, generally requires a new 510(k) clearance. A manufacturer may determine that a new 510(k) clearance is not required, but if the FDA disagrees, it may retroactively require a 510(k) clearance and may require the manufacturer to cease marketing or recall the modified device until 510(k) clearance is obtained.

Medical Device Postmarket Regulation

After a medical device is commercialized, numerous regulatory requirements apply, including:

•

the quality system regulation, which imposes FDA current Good Manufacturing Practice (“cGMP”) requirements governing the methods used in, and the facilities and controls used for, the design, manufacture, packaging, servicing, labeling, storage, installation, and distribution of all finished medical devices intended for human use;

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

All facilities where OTC pharmaceutical products are manufactured, tested, packaged, stored or distributed must comply with cGMP regulations and/or regulations promulgated by competent authorities in the countries where the facilities are located. All of the Company’s pharmaceutical products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that the Company’s facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to customers or to regulatory action against the Company related to the products made in that facility, such as seizure, injunction or recall. Serious product quality concerns could also result in governmental actions against the Company that, among other things, could result in the suspension of production or distribution of the Company’s products, product seizures, loss of certain licenses or other governmental penalties, and could have a material adverse effect on the Company’s financial condition or operating results. The manufacturer, packer, or distributor of an OTC pharmaceutical product marketed in the U.S. whose name appears on the label of such product is required to report serious adverse events associated with the use of the product.

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

The FDA’s cGMP regulations govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. As with OTC products, the FDA performs periodic audits to ensure that the Company’s dietary supplement facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representation made to customers or to regulatory action against the Company related to the products made in that facility, seizure, injunction or recall. There remains considerable uncertainty with respect to the FDA’s interpretation of the cGMP regulations and their actual implementation in manufacturing facilities. The failure of a manufacturing facility to comply with the cGMP regulations may render products manufactured in that facility adulterated, and subjects those products and the manufacturer to a variety of potential FDA enforcement actions. In addition, under recent amendments to the FDCA, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome requirements, which may increase the costs of dietary ingredients and subject suppliers of such ingredients to more rigorous inspections and enforcement. The manufacturer, packer, or distributor of a dietary supplement marketed in the U.S. whose name appears on the label of the supplement is required to report serious adverse events associated with the use of that supplement to FDA.

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

ENVIRONMENTAL MATTERS

The Company’s operations are subject to federal, state, local and foreign laws, rules and regulations relating to environmental and health and safety concerns including air emissions, wastewater discharges, and solid and hazardous waste management activities. The Company endeavors to take actions necessary to comply with such regulations. These steps include periodic environmental audits of Company facilities. The audits, conducted by independent engineering firms with expertise in environmental compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state, local and foreign laws, rules and regulations.

See Item 3, “Legal Proceedings” in this Annual Report for information regarding an environmental proceeding relating to the Company’s Brazilian subsidiary.

GEOGRAPHIC AREAS

Approximately 80%, 79% and 79% of the Company’s net sales in 2013, 2012 and 2011, respectively, were to customers in the U.S. Approximately 97%, 97% and 96% of the Company’s long-lived assets were located in the U.S. at December 31, 2013, 2012 and 2011, respectively. Other than the U.S., no one country accounts for more than 7% of consolidated net sales and 5% of total assets.

EMPLOYEES

At December 31, 2013, the Company had approximately 4,200 employees. The Company is party to a labor contract with the International Machinists Union at its Colonial Heights, Virginia plant, which expires May 31, 2018. Internationally, the Company employs union employees in France, Mexico, Brazil and New Zealand. The Company believes that its relations with both its union and non-union employees are satisfactory.

CLASSES OF SIMILAR PRODUCTS

The Company’s operations, exclusive of unconsolidated entities, constitute three reportable segments: Consumer Domestic, Consumer International and SPD. The table set forth below shows the percentage of the Company’s net sales contributed by each group of similar products marketed by the Company during 2013, 2012 and 2011.

	% of Net Sales
	2013	2012	2011
Consumer Domestic
Household Products	45%	48%	47%
Personal Care Products	30%	26%	25%
Consumer International	17%	17%	19%
Specialty Products	8%	9%	9%

The table above reflects consolidated net sales, exclusive of net sales of unconsolidated entities.

PUBLIC INFORMATION

The Company maintains a website at www.churchdwight.com and on the “Investors—SEC Filings” page of the website makes available free of charge the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission. Also available on the “Investors—Corporate Governance” page on the Company’s website are the Company’s Corporate Governance Guidelines, charters for the Audit, Compensation & Organization and Governance & Nominating Committees of the Board and the Company’s Code of Conduct. Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 500 Charles Ewing Boulevard, Ewing, New Jersey 08628, attention: Secretary. The information presented in the Company’s website is not a part of this Annual Report and the reference to the Company’s website is intended to be an inactive textual reference only.

ITEM 1A.	RISK FACTORS

The following risks and uncertainties, as well as others described elsewhere in this Annual Report, could materially adversely affect the Company’s business, results of operations and financial condition:

•	Unfavorable economic conditions could adversely affect demand for the Company’s products.

Unfavorable and uncertain economic conditions have adversely affected, and in the future may adversely affect, demand for some of the categories of products the Company sells, resulting in reduced sales volume or market share or a shift in its product mix from higher margin to lower margin products. Factors that can affect demand include competitors’ products, advertising and pricing actions, rates of unemployment, consumer confidence, health care costs, fuel and other energy costs and other economic factors affecting consumer spending behavior, including delays in the timing of tax refunds from the federal government, gasoline and home heating oil pricing, reduced unemployment benefits in periods of high unemployment and tax increases. While the vast majority of the Company’s products generally are consumer staples that should be less vulnerable to decreases in discretionary spending than other products, they may become subject to increasing price competition as recessionary conditions continue. Moreover, some of the Company’s products, such as laundry additives and battery-operated toothbrushes, are more likely to be affected by consumer decisions to control spending.

Some of the Company’s customers, including mass merchandisers, supermarkets, drugstores, convenience stores, wholesale clubs, home stores, and dollar, pet and other specialty stores, have experienced and may experience in the future declining financial performance, which could affect their ability to pay amounts due to the Company on a timely basis or at all. The Company regularly reviews the financial strength of its key customers and, where appropriate, modifies customer credit limits, which may have an adverse impact on future sales. Because the same economic conditions impact many of the Company’s suppliers, the Company also regularly conducts a similar review of its suppliers to assess both their financial viability and the importance of their products to Company operations. Where appropriate, the Company intends to identify alternate sources of materials and services. To date, the Company has not experienced a material adverse impact from economic conditions affecting its customers or suppliers. However, a protracted economic downturn that adversely affects the Company’s suppliers and customers could adversely affect its sales and results of operations.

•	The Company faces intense competition in its markets, and the failure to compete effectively could have a material adverse effect on its business, financial condition and results of operations.

The Company faces intense competition from consumer products companies, both in the U.S. and in international markets. Most of the Company’s products compete with other widely-advertised brands within each product category and with private label brands and generic non-branded products of its customers in certain categories, which typically are sold at lower prices.

The Company’s products generally compete on the basis of product performance, brand recognition, price, value or other benefits to consumers. Consumer products are subject to significant price competition. As a result, the Company may need to reduce the prices for some of its products, or increase prices by an amount that does not cover manufacturing cost increases, to respond to competitive and customer pressures and to maintain market share. Any reduction in prices, or inability to raise prices sufficiently to cover manufacturing cost increases, would harm profit margins. In addition, if the Company’s sales volumes fail to grow sufficiently to offset any reduction in margins, its results of operations would suffer.

Advertising, promotion, merchandising and packaging also have a significant impact on retail customer decisions regarding the brands and product lines they sell and on consumer purchasing decisions. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position. If the Company’s advertising, marketing and promotional programs are not effective or adequate, its sales and volume may be impacted.

Many of the Company’s competitors are large companies, including P&G, The Sun Products Corporation, The Clorox Company, Colgate-Palmolive Company, Henkel AG & Co. KGaA, Reckitt Benckiser Group plc, Johnson & Johnson, Ansell Limited, Alere Inc., Pfizer Inc., Bayer AG, S.C. Johnson & Son, Inc., Pharmavite LLC and NBTY, Inc. Many of these companies have greater financial resources than does the Company, and, therefore, have the capacity to outspend the Company on advertising and promotional activities and introduce competing products more quickly and respond more effectively to changing business and economic conditions than can the Company. In addition, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by it. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices, which could lead to reduced profits and adversely affect growth. If the Company loses market share and the markets in which it competes do not grow substantially, its sales levels and operating results will decline.

Since the 2012 introduction in the U.S. of unit dose laundry detergent by various manufacturers, including the Company, there has been significant product and price competition in the laundry detergent category, contributing to an overall category decline. During 2012, the category declined 0.6%, and during 2013, the category declined an additional 3.2%. While the Company’s laundry detergent sales have increased, more than offsetting the impact of the total laundry detergent category decline, there is no assurance that the category will not decline further or that the Company will be able to offset any such category decline. Moreover, P&G, the market leader in premium laundry detergent, including unit dose laundry detergent, has recently reconfigured certain of its product offerings and related marketing and pricing strategies and launched various products to compete more directly with the Company’s core ARM & HAMMER and OXICLEAN power brands. In 2014, P&G is launching a lower-priced laundry detergent to compete directly with the Company’s core value laundry detergents, is attempting to leverage its leadership position in unit dose laundry detergent with the introduction of a premium unit dose offering, and has launched a versatile stain remover, all of which are expected to be supported by aggressive trade spending and marketing. These actions, together with expected ongoing weak consumer spending and increased price competition, could negatively impact the Company’s laundry detergent and versatile stain remover businesses.

•	Loss of any of its principal customers could significantly decrease the Company’s sales and profitability.

A limited number of customers account for a large percentage of the Company’s net sales. Wal-Mart is the Company’s largest customer, accounting for approximately 24% of net sales in 2013, 24% of net sales in 2012 and 23% of net sales in 2011. The Company’s top three customers accounted for approximately 35% of net sales in 2013, 34% of net sales in 2012 and 33% of net sales in 2011. The Company expects that a significant portion of its net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of Wal-Mart or any of the Company’s other largest customers, including a reduction in the number of brands they carry or a shift of shelf space to private label products, could materially harm the Company’s net sales and profitability.

In addition, the Company’s business is based primarily upon individual sales orders and it rarely enters into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. If the Company loses a significant customer or if sales of its products to a significant customer materially decrease, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

•	Changes in the policies of the Company’s retailer customers and increasing dependence on key retailer customers in developed markets may adversely affect its business.

In recent years, the Company has seen increasing retailer consolidation both in the U.S. and internationally. This trend has resulted in the increased size and influence of large consolidated retailer customers, who may demand lower pricing, special packaging or impose other requirements on the Company. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Some of the Company’s customers, particularly its high-volume retail store customers, have sought to obtain pricing concessions or better trade terms. To the extent the Company provides concessions or better trade terms to those customers, its margins are reduced. Further, if the Company is unable to effectively respond to the demands of its customers, these customers could reduce their purchases of Company products and increase their purchases of products from competitors, which would harm the Company’s sales and profitability. In addition, reductions in inventory by the Company’s customers, including as a result of consolidations in the retail industry, or these customers managing their working capital requirements, could result in reduced orders for Company products and adversely affect its results of operations for the financial periods affected by the reductions.

Protracted unfavorable market conditions have caused many of the Company’s customers to more critically analyze the number of brands they sell, and reduce or discontinue certain of the Company’s product lines, particularly those products that were not number one or two in their category. If this continues to occur and the Company is unable to improve distribution for those products at other customers, its results could be adversely affected.

In addition, private label products sold by retail trade chains are typically sold at lower prices than branded products. As consumers look for opportunities to decrease discretionary spending, the Company’s customers have discontinued or reduced distribution of some of its products to encourage those consumers to purchase the customers’ less expensive private label products (primarily in the dietary supplements, diagnostic kits and oral analgesics categories). To the extent customers discontinue or reduce distribution of the Company’s products or these products are adversely affected by customers’ actions to increase shelf space for their private label products, the Company will focus its efforts on improving distribution with other customers. However, if the Company’s efforts are not effective, its results could be adversely affected.

•	A continued shift in the retail market from food and drug stores to club stores, dollar stores and mass merchandisers could cause the Company’s sales to decline.

The Company’s performance depends upon the general health of the economy and of the retail environment in particular, and could be significantly harmed by changes affecting retailing and the financial difficulties of the Company’s retailer customers. Consumer products, such as those marketed by the Company, are increasingly being sold by club stores, dollar stores and mass merchandisers. Sales of the Company’s products remain strongest in the mass merchandiser, food and drug channels of trade and are increasing in the club stores and dollar stores channels. Although the Company has taken steps to improve, and has seen improvement in, sales to club stores and dollar stores, if the current trend continues and the Company is not successful in further improving sales to these channels, its financial condition and operating results could suffer.

•	Market category declines and changes to the Company’s product and geographic mix may impact the achievement of the Company’s sales growth targets, planned pricing and financial results.

A significant percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During 2013, approximately 80% of the Company’s sales were generated in U.S. markets. U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to the Company’s most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, dietary supplements, antiperspirants and deodorants. The Company’s ability to achieve unit sales growth in domestic markets will depend on increased use of its products by consumers, its ability to drive growth through product innovation in existing and new product categories, investment in its established brands and enhanced merchandising and its ability to capture market share from its competitors. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that expand its product categories and develop, acquire or successfully launch new products, it may not achieve its sales growth objectives. Even if the Company is successful in increasing sales within its product categories, a continuing or accelerating decline in the overall markets for the Company’s products could have a negative impact on its financial results.

•	Cost overruns and delays, regulatory requirements, and miscalculations in capacity needs with respect to the Company’s expansion projects could adversely affect its business.

The Company initiates expansion projects from time to time. For example, the Company is currently expanding its gummy vitamin production capacity at its York, Pennsylvania manufacturing facility to meet expected future product demand. The new gummy vitamin line is expected to start production in the first quarter of 2015. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following: shortages of equipment, materials or skilled labor; work stoppages; unscheduled delays in the delivery of ordered materials and equipment; unanticipated cost increases; difficulties in obtaining necessary permits or in meeting permit conditions; difficulties in meeting regulatory requirements or obtaining regulatory approvals; availability of suppliers to certify equipment for existing and enhanced regulations; design and engineering problems; and failure or delay of third party service providers, civil unrest and labor disputes. Significant cost overruns or delays in completing a project could have a material adverse effect on the Company’s return on investment, results of operations and cash flows. In addition, if the Company miscalculates its anticipated capacity needs, this too could negatively impact its operations, financial condition and results of operations.

•	The Company’s reliance on a limited number of suppliers, including sole source suppliers for certain products, could materially and adversely affect its operations and financial results.

The Company relies on a limited number of suppliers for certain of its commodities and raw materials, including sole source suppliers for certain of its raw materials, packaging, product components, finished products and other necessary supplies. New suppliers may have to be qualified under governmental, industry and Company standards, which can require additional investment and time. The Company may be unable to qualify any needed new suppliers or maintain supplier arrangements and relationships; it may be unable to contract with suppliers at the quantity, quality and price levels needed for its business; or certain of the Company’s key suppliers may become insolvent or experience other financial distress. If any of these events occurs and the Company has failed to identify and qualify an alternative vendor, then it may be unable to meet its contractual obligations and customer expectations, which could damage its reputation and result in lost customers and sales, or the Company may incur higher than expected expenses, either of which could materially and adversely affect its business, operations and results of operations.

•

Volatility and increases in the price of raw and packaging materials or energy costs could erode the Company’s profit margins, which could harm operating results, and efforts to hedge against raw material price increases may adversely affect the Company’s operating results if raw material prices decline.

The principal raw materials and packaging used by the Company include surfactants (cleaning agents), paper products and resin-based molded components. Volatility and increases in the price of raw materials, or increases in the costs of energy, shipping and other necessary services, could significantly affect the Company’s profit margins if it is unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies, such as in manufacturing and distribution. Historically, the Company has attempted to address such price increases through cost reduction programs and price increases of its products, entering into pre-buying or locked-in pricing arrangements with certain suppliers and entering into hedge agreements. There is no assurance, however, that the Company will be able to fully offset any price increases, especially given the competitive environment. In addition, volatility in certain commodity markets could significantly affect the Company’s production cost and, therefore, harm its financial condition and operating results.

The Company uses hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges. The hedge agreements are designed to add stability to product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in prices over the term of the contract. However, in periods of declining fuel prices, the hedge agreements can have the effect of locking the Company in at above-market prices.

•

If new products and product line extensions do not gain widespread customer acceptance or are otherwise discontinued, or if they cause sales of existing products to decline, the Company’s financial performance could decline.

The Company’s future performance and growth depends on its ability to successfully develop and introduce new products and product line extensions. The Company cannot be certain that it will achieve its innovation goals. The successful development and introduction of new products involves substantial research, development, marketing and promotional expenditures, which the Company may be unable to recover if the new products do not gain widespread market acceptance. New product development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include product development or launch delays, competitor actions, regulatory approval hurdles and the failure of new products and line extensions to achieve anticipated levels of market acceptance. In addition, if sales generated by new products result in a concomitant decline in sales of existing products, the Company’s financial performance could be harmed.

For example, the Company has been launching more new products into “white space” categories than it has historically. In 2014, the Company is expanding the OXICLEAN brand into three additional categories: premium laundry detergent, dishwashing detergent and bleach alternatives. In addition, the Company is launching new products across almost all of its core businesses including a premium cat litter called ARM & HAMMER CLUMP & SEAL, a new premium toothpaste called ARM & HAMMER TRULY RADIANT, a new vitamin line for the VITAFUSION brand, and new condoms, vibrators and lubricants under the TROJAN brand. While these new products have received strong distribution acceptance from the Company’s retailers to date, and will be supported by increased marketing spending, there is no assurance that the Company’s customers and consumers will purchase these new products. If these new products are not successful in gaining market share, the Company’s financial results could suffer.

From time to time, the Company has discontinued certain products and product lines, which resulted in returns from customers, asset write-offs and shutdown costs. The Company may suffer similar adverse consequences in the future to the extent it discontinues products that do not meet expectations or no longer satisfy consumer demand.

•	If the reputation of one or more of the Company’s leading brands erodes, its financial results could suffer.

The Company’s financial success is directly dependent on the reputation and success of its brands, particularly the ARM & HAMMER, OXICLEAN, TROJAN, L’IL CRITTERS and VITAFUSION brands. The effectiveness of these brands could suffer if the Company’s marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Further, the Company’s results could be adversely affected if one or more of its leading brands suffers damage to its reputation due to real or perceived quality or safety issues.

Additionally, claims made in the Company’s marketing campaigns may become subject to litigation alleging false advertising, which, if successful, could cause the Company to alter its marketing plans and may materially and adversely affect sales or result in the imposition of significant damages against the Company, or other customer or consumer dissatisfaction, especially if such dissatisfaction were to be broadly disseminated, including through the use of social media.

•	Product liability claims and withdrawals or recalls could adversely affect the Company’s sales and operating results and brand’s reputation.

From time to time, the Company is subject to product liability claims. The Company may be required to pay for losses or injuries actually or purportedly caused by its products, including losses or injuries caused by raw materials or other components provided by third party suppliers that are included in the Company’s products. Claims could be based on allegations that, among other things, the Company’s products contain contaminants, are improperly labeled, or provide inadequate instructions regarding their use or inadequate warnings concerning interactions with other substances. Whether or not successful, product liability claims could result in negative publicity that could harm the Company’s sales and operating results and the reputation of its brands. In addition, if one of the Company’s products is found to be defective or non-compliant with applicable rules or regulations, it could be required to withdraw or recall it, which could result in adverse publicity and significant expenses. Although the Company maintains product liability and product recall insurance coverage (that also covers product withdrawals), potential product liability claims and withdrawal and recall costs may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on the Company’s business, operating results and financial condition.

•	Environmental matters create potential liability risks.

The Company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such substances due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations. The Company currently is subject to environmental regulatory proceedings involving its Brazilian subsidiary, which has been fined the equivalent of approximately $2.1 million (at current exchange rates) in the proceedings. The Brazilian subsidiary is contesting the fine. In addition, the Company may be required to remove certain landfills in Brazil in connection with these proceedings, the cost of which is estimated to be in the range of $30 million to $50 million. It is possible that the Company could become subject to additional environmental liabilities in the future, particularly with respect to its operations in Brazil, that could have a material adverse effect on its results of operations or financial condition.

•	Current and future laws and regulations in the countries in which the Company and its suppliers operate could expose the Company to increased costs and other adverse consequences.

The manufacturing, processing, formulation (including stability), packaging, labeling, marketing, distribution and sale of the Company’s products are subject to regulation by federal agencies, including the FDA, the FCDA, the FTC, the United States Department of Agriculture, the EPA and the CPSC. In addition, the Company’s and its suppliers’ operations are subject to the oversight of the Occupational Safety and Health Administration and the National Labor Relations Board. The Company’s activities are also regulated by various agencies of the states, localities and foreign countries in which its products are sold.

In particular, the FDA regulates the formulation, safety, manufacturing, packaging, labeling and distribution of condoms, home pregnancy and ovulation test kits, battery operated toothbrushes, over-the-counter pharmaceuticals and dietary supplements, including vitamins and minerals. The FDA also exercises oversight over cosmetic products such as depilatories. In addition, under a memorandum of understanding between the

FDA and the FTC, the FTC has jurisdiction with regard to the promotion and advertising of these products, and the FTC regulates the promotion and advertising of the Company’s other products as well. As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that the Company and its suppliers use to manufacture regulated products and may identify compliance issues that would require the Company and its suppliers to make certain changes in its manufacturing facilities and processes. The failure of a facility to be in compliance may lead to regulatory action against the products made in that facility, including seizure, injunction or recall, as well as to possible action against the owner of the facility/manufacturer. The Company may be required to make additional expenditures to address these issues or possibly stop selling certain products until the compliance issue has been remediated. As a result, the Company’s business could be adversely affected.

Likewise, any future determination by the FDA or a similar foreign agency, or by the Company in reviewing its compliance with applicable rules and regulations, that the Company’s products or quality systems do not comply with applicable regulations could result in future compliance activities, including product withdrawals or recalls, import detentions, injunctions preventing the shipment of products, or other enforcement actions. For example, the FDA may determine that a particular claim that the Company uses to support the marketing of a product is not substantiated, may not accept the evidence of safety for a new product that the Company may wish to market, may challenge the safety or effectiveness of existing products based on, among other things, changes in formulations, inadequate stability or “shelf-life,” consumer complaints, or improper labeling, and may determine that the Company’s dietary supplement business manufacturing, packaging, labeling and holding operations do not comply with cGMPs. Similarly, the Company may identify these or other issues in internal compliance reviews of its operations and the operations and products of vendors and acquired companies. These other issues may include the identification of contaminants or non-compliant levels of particular ingredients. Any of the foregoing could subject the Company to adverse publicity, force it to incur unanticipated costs and have a material adverse effect on its business, financial condition and results of operations.

In addition, the Commission has promulgated final rules mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as “conflict minerals”, in products manufactured by public companies. Certain of the Company’s products, including its diagnostic test kits and SPINBRUSH battery-operated toothbrushes, use these minerals sourced through third parties. The new rules require the Company to conduct due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the DRC) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The Company’s first conflict minerals report required by the new rules is due by May 31, 2014 and annually thereafter. The Company has incurred, and will continue to incur, costs associated with complying with these disclosure requirements, including costs to determine the origin of minerals used in its products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of such minerals used in the Company’s products. Also, the Company may face disqualification as a supplier for customers and reputational challenges, or may need to discontinue supply from its suppliers, if its due diligence procedures do not enable it to verify the origins for the minerals used in its products or determine that the minerals are conflict free.

From time to time, Congress, the FDA, the FTC, the Commission or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to the Company, repeal laws or regulations that the Company considers favorable, or impose more stringent interpretations of current laws or regulations. The Company is not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect additional governmental regulation, when and if it occurs, would have on its business in the future. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, expanded adverse event reporting or other new requirements. Any such developments could increase the Company’s costs significantly and could have a material adverse effect on its business, financial condition and results of operations.

•	The Company’s condom product line could suffer if the spermicide N-9 is proved or perceived to be harmful.

The Company’s distribution of condoms under the TROJAN brand and other trademarks is regulated by the FDA. Certain of the Company’s condoms, and similar condoms sold by its competitors, contain the spermicide nonoxynol-9 (“N-9”). Some interested groups have issued reports that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse. In late 2008, the FDA issued final labeling guidance for latex condoms but excluded N-9 lubricated condoms from the guidance. While the Company awaits further FDA guidance on N-9 lubricated condoms, it believes that its present labeling for condoms with N-9 is compliant with the overall objectives of the FDA’s guidance, and that condoms with N-9 will remain a viable contraceptive choice for those couples who wish to use them. However, the Company cannot predict the nature of the labeling that ultimately will be required by the FDA. If the FDA or a state government eventually promulgates rules that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur costs from obsolete products, packaging or raw materials, and sales of condoms could decline, which, in turn, could decrease the Company’s earnings.

•	The Company is subject to risks related to its international operations that could adversely affect its results of operations.

The Company’s international operations subject it to risks customarily associated with foreign operations, including:

•	currency fluctuations;

•	import and export license and taxation requirements and restrictions;

•	trade restrictions, including local investment or exchange control regulations;

•

changes in tariffs and taxes, the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to the Company by foreign governments, and the determination of the U.S. Internal Revenue Service (the “I.R.S.”) regarding the applicability of certain regulations, including the Foreign Account Tax Compliance Act, to the Company’s international transactions;

•	the possibility of expropriation, confiscatory taxation or price controls;

•	obstacles to repatriating foreign profits back to the U.S.;

•	political or economic instability, and civil unrest;

•	compliance with laws and regulations concerning ethical business practices, including without limitations, the U.S. Foreign Corrupt Practices Act and United Kingdom Bribery Act;

•	difficulty in enforcing contractual and intellectual property rights;

•	regulatory requirements for certain products; and

•	difficulties in staffing and managing international operations.

These risks could have a significant impact on the Company’s ability to commercialize its products on a competitive basis in international markets and may have a material adverse effect on its results of operations or financial position. In all foreign jurisdictions in which the Company operates, it is subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions.

In addition, the Company is exposed to foreign currency exchange rate risk with respect to its sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. Outside of the U.S., sales and costs are denominated in a variety of currencies, including the Euro, British Pound, Brazilian Real, Canadian Dollar, Mexican Peso, Chinese Yuan and Australian Dollar. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease operating profits and cash flow. The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in the U.S. Dollar, Canadian Dollar, British Pound and Euro.

•	The Company may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

The Company seeks to acquire or invest in businesses that offer products, services or technologies that are complementary. The Company has made eight acquisitions in the past ten years, including the following brands: SPINBRUSH battery-powered toothbrushes; OXICLEAN, KABOOM and ORANGE GLO cleaning products; ORAJEL oral analgesics; SIMPLY SALINE nasal moisturizers; TOOTH TUNES musical toothbrushes; FELINE PINE natural cat litter; BATISTE dry shampoo and L’IL CRITTERS and VITAFUSION dietary supplements.

The Company may make additional acquisitions or substantial investments in complementary businesses or products in the future. However, the Company may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. In addition, all acquisitions and investments entail various risks, including the difficulty of entering new markets or product categories, the challenges of integrating the operations and personnel of the acquired businesses or products, the potential disruption of the Company’s ongoing business and the ongoing business of the acquired company, the need to review and, if necessary, upgrade processes of the acquired company to conform to the Company’s own processes and applicable legal and regulatory requirements, and, generally, the Company’s potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. Any of these risks may divert management and other resources, require the Company to incur unanticipated costs or delay the anticipated positive impact on the Company’s business and results of the acquisition. The risks associated with assimilation are increased to the extent the Company acquires businesses that have stand-alone operations that cannot easily be integrated or operations or sources of supply outside of the U.S. and Canada, for which products are manufactured locally by third parties. These factors could harm the Company’s financial condition and operating results.

Acquired companies or operations or newly-created ventures may not be profitable or may not achieve sales levels and profitability that justify the investments made. In addition, future acquisitions or investments could result in substantial cash expenditures, the potentially dilutive issuances of new equity by the Company or the incurrence of additional debt or contingent liabilities, all of which could adversely affect the Company’s results of operations and financial condition. In addition, any potential acquisitions or investments, whether or not ultimately completed, could divert the attention of management and resources from other matters that are critical to the Company’s operations.

•

The Company relies significantly on information technology. Any inadequacy, interruption, loss of data, integration failure or security failure of that technology could harm the Company’s ability to effectively operate its business and damage the reputation of its brands.

The Company relies extensively on information technology systems, some of which are managed by third-party service providers, to conduct its business. These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, billing customers and receiving and applying payment, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing customer, consumer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage the Company’s business.

Increased information technology security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the Company’s information technology systems, networks, and services, as well as the confidentiality, availability, and integrity of the Company’s data. The Company’s information technology systems, networks or service providers could be damaged or cease to function properly, or the Company could suffer a loss or disclosure of business or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. Although the Company has business continuity plans in place to address service interruptions, if these business continuity plans do not provide effective alternative processes on a timely basis, the Company may suffer interruptions in its ability to manage or conduct its operations which may adversely affect its business.

Any business interruptions or data security breaches, including cyber security breaches resulting in private data disclosure, could result in lawsuits or regulatory proceedings, damage the Company’s reputation or adversely impact the Company’s results of operations and cash flows. Further, negative postings or comments about the Company on any social networking website could damage its reputation, as could the disclosure of non-public sensitive information through social media.

•

The Company’s substantial indebtedness could adversely affect its operations and financial results and prevent it from fulfilling its obligations, and the Company may incur substantially more debt in the future, which could exacerbate these risks.

As of December 31, 2013, the Company had approximately $803.4 million of total consolidated indebtedness. This amount of indebtedness could have important consequences, including:

•	making it more difficult for the Company to satisfy its cash obligations;

•	limiting the Company’s ability to fund potential acquisitions;

•

requiring the Company to dedicate a portion of its cash flow from operations to payments on its indebtedness, which would reduce the availability of cash flow to fund working capital requirements, capital expenditures and other general corporate purposes;

•	limiting the Company’s flexibility in planning for, or reacting to, general adverse economic conditions or changes in its business and the industry in which it operates; and

•	placing the Company at a competitive disadvantage compared to its competitors that have less debt.

In addition, the Company may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify. Any decision regarding future borrowings will be based on the facts and circumstances existing at the time, including the Company’s credit rating.

•	The Company may not have sufficient cash flow to service its indebtedness or fund capital expenditures.

The Company’s ability to repay and refinance its indebtedness and to fund capital expenditures depends primarily on its cash flow. Cash flow is often subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control, and such factors may limit its ability to repay indebtedness and fund capital expenditures. A failure to service its indebtedness or obtain additional financing as needed could have a material adverse effect on the Company’s business, operating results and financial condition.

•	There can be no guarantee that the Company will continue to make dividend payments or repurchase the Common Stock at sustained levels or at all.

Although the Board has recently authorized new share repurchase programs and recently increased the amount of the quarterly cash dividends payable on the Common Stock, any Board determinations to continue to repurchase the Common Stock or to continue to pay cash dividends on the Common Stock, in each case at levels consistent with recent practice or at all, will be based primarily upon the Company’s financial condition, results of operations, business requirements, price of the Common Stock in the case of the repurchase programs, and the Board’s continuing determination that the repurchase programs and the declaration of dividends under the dividend policy are in the best interests of Company stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. In the event the Company does not declare a quarterly dividend, or discontinues its share repurchases, its stock price could be adversely affected.

•	Recent volatility in the financial markets may negatively impact the Company’s ability to access the credit markets.

In recent years, the banking system and financial markets have experienced severe disruption, including, among other things, bank failures and consolidations, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations and fluctuations in foreign currency exchange rates. These conditions present the following risks to the Company, among others:

•

The Company is dependent on the continued viability of the financial institutions that participate in the syndicate that is generally obligated to fund the Company’s $500 million unsecured revolving credit facility dated November 18, 2010 (as amended, the “Credit Agreement”). In addition, the Credit Agreement includes a “commitment increase” feature that enables the Company to increase the amount of its borrowing under the Credit Agreement, subject to lending commitments and certain conditions. Any disruption in the credit markets could limit the availability of credit or the ability or willingness of financial institutions to extend credit, which could adversely affect the Company’s liquidity and capital resources.

•

The Company’s short- and long-term credit ratings affect its borrowing costs and access to financing. A downgrade in the Company’s credit ratings would increase its borrowing costs and could affect its ability to issue commercial paper. Disruptions in the commercial paper market or other effects of volatile economic conditions on the credit market also could raise the Company’s borrowing costs for both short- and long-term debt offerings. Either scenario could adversely affect the Company’s liquidity and capital resources.

Although the Company believes that its operating cash flows, together with its access to the credit markets, provides it with significant discretionary funding capacity, the inability of one or more institutions to fulfill funding obligations under the Credit Agreement could have a material adverse effect on the Company’s liquidity and operations.

•	Changes in tax laws and regulations or in the Company’s operations may impact the Company’s effective tax rate and may adversely affect its earnings and cash flow.

The Company’s future effective tax rate could be affected by changes in tax laws and regulations or their interpretation, changes in the mix of earnings in countries with differing statutory tax rates, or changes in the valuation of deferred tax assets and liabilities. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. If the actual amount of the Company’s future taxable income is less than the amount it is currently projecting with respect to specific tax jurisdictions, or if there is a change in the time period within which the deferred tax asset becomes deductible, the Company could be required to record a valuation allowance against its deferred tax assets. The recording of a valuation allowance would result in an increase in the Company’s effective tax rate, and would have an adverse effect on its operating results. In addition, changes in statutory tax rates may change the Company’s deferred tax assets or liability balances, which would have either a favorable or unfavorable impact on its effective tax rate.

•	Resolutions of tax disputes may adversely affect the Company’s earnings and cash flow.

Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company provides for uncertain tax positions with respect to tax positions that do not meet the recognition thresholds or measurement standards mandated by applicable accounting guidance. Fluctuations in federal, state, local and foreign taxes or changes to uncertain tax positions, including related interest and penalties, may impact the Company’s effective tax rate and its financial results. The Company is regularly under audit by tax authorities, and although the Company believes its tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in its historical income tax provisions and accruals. In addition, when particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution.

•

Failure to effectively utilize or successfully assert intellectual property rights, and the loss or expiration of such rights, could materially adversely affect the Company’s competitiveness. Infringement by the Company of third-party intellectual property rights could result in costly litigation and/or the modification or discontinuance of Company products.

The market for the Company’s products depends to a significant extent upon the value associated with its trademarks and brand names, including ARM & HAMMER, TROJAN, OXICLEAN, L’IL CRITTERS and VITAFUSION. The Company owns the material trademarks and brand names used in connection with the marketing and distribution of its major products both in the U.S. and in other countries. In addition, the Company holds several valuable patents on its products, which the Company believes serve as an effective barrier to entry for new competitors. Accordingly, the Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property rights. Although most of the Company’s material intellectual property is registered in the U.S. and in certain foreign countries in which it operates, it cannot be sure that its intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions. The Company cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions relating to such rights. In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. If other parties infringe the Company’s intellectual property rights, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The Company’s failure to perfect or successfully assert intellectual property rights could make it less competitive and could have a material adverse effect on its business, operating results and financial condition. Also, the Company’s patents are granted for a term of 20 years from the date the patent application is filed. While the Company considers no single patent to be material to the business as a whole, it does recognize that the loss of key patents will allow for increased competition, specifically to its SPINBRUSH battery-powered toothbrush, FIRST RESPONSE pregnancy test kit and ANSWER pregnancy test kit brands.

In addition, if the Company’s products are found to infringe intellectual property rights of others, the owners of those rights could bring legal actions against the Company claiming substantial damages for past infringement and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages from past infringement, the Company could be required to obtain a license in order to continue to manufacture or market the affected products, potentially adding significant costs. The Company might not prevail in any action brought against it or it may be unsuccessful in securing any license for continued use and therefore have to discontinue the marketing and sale of a product. This could make the Company less competitive and could have a material adverse impact on its business, operating results and financial condition.

•	Impairment of the Company’s goodwill and other intangible assets may result in a reduction in net income.

The Company has a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived assets, which are periodically evaluated for impairment in accordance with current accounting standards. Declines in the Company’s profitability and/or estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets and market discount rates, may result in an impairment charge, which could reduce the Company’s net income and otherwise have an adverse impact on operating results.

•	The Company’s operations and the operations of its third party manufacturers, suppliers and customers may be subject to disruption from events beyond its or their control.

The Company’s operations, as well as the operations of its third party manufacturers, suppliers and customers, may be subject to disruption from a variety of causes, including work stoppages, material shortages, financial difficulties, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. If a major disruption were to occur, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations, any of which could have a material adverse effect on the Company’s business.

•	The Company may not be able to attract, retain and develop key personnel.

The Company’s future performance depends in significant part upon the continued service of its executive officers and other key personnel. The loss of the services of one or more executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. This effect could be exacerbated if any officers or other key personnel left as a group or at the same time. The Company’s success also depends, in part, on its continuing ability to attract, retain and develop highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or attract, assimilate and retain other highly qualified personnel in the future.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company leases its 250,000 square foot corporate headquarters building in Ewing, New Jersey. The facility became the Company’s global headquarters office in January 2013 and is fully occupied. The lease will expire in 2032, subject to two ten-year extension terms at the option of the Company. The Company’s aggregate lease commitment is approximately $116 million over the lease term.

In conjunction with its lease of the headquarters building in Ewing, the Company vacated three leased facilities in Princeton that contain approximately 140,000 square feet of office space under three leases, two of which expire in 2014 and will not be renewed, and one of which expires in 2022. These leased facilities are adjacent to the Company’s former headquarters, which is owned by the Company and includes approximately 127,000 square feet of office space, and will continue to be occupied by the Company’s research and development and SPD personnel. The Company also owns a 36,000 square foot research and development facility in Cranbury, New Jersey.

The Company also leases offices in various locations throughout the U.S., Brazil and China. The Company and its consolidated subsidiaries also own or lease other facilities as set forth in the following table:

Location	Products Manufactured	Segment	Approximate Area (Sq. Feet)
Owned:
Manufacturing facilities
York, Pennsylvania	Liquid laundry detergent and cat litter	Consumer Domestic and Consumer International	450,000
Harrisonville, Missouri	Liquid laundry detergent and fabric softener	Consumer Domestic and Consumer International	272,000
Green River, Wyoming	Sodium bicarbonate and various consumer products	Consumer Domestic, Consumer International and SPD	250,000
Lakewood, New Jersey	Various consumer products	Consumer Domestic and Consumer International	250,000
Colonial Heights, Virginia	Condoms	Consumer Domestic and Consumer International	220,000
Old Fort, Ohio	Sodium bicarbonate, rumen bypass fats and various consumer products	Consumer Domestic, Consumer International and SPD	208,000
Montreal, Canada	Personal care products	Consumer International	157,000
Camaçari, Bahia, Brazil	Sodium bicarbonate and other products	SPD	120,000
Feira de Santana, Bahia, Brazil(1)		SPD	106,000
Folkestone, England	Personal care products	Consumer International	78,000
Madera, California	Rumen bypass fats and related products	SPD	50,000
Itapura, Bahia, Brazil	Barite	SPD	35,000
New Plymouth, New Zealand	Condom processing	Consumer Domestic and Consumer International	31,000
Oskaloosa, Iowa	Animal nutrition products	SPD	27,000
Warehouses
York, Pennsylvania	—	Consumer Domestic and Consumer International	650,000
Harrisonville, Missouri	—	Consumer Domestic and Consumer International	282,000
Green River, Wyoming	—	Consumer Domestic, Consumer International and SPD	215,000
Old Fort, Ohio	—	Consumer Domestic, Consumer International and SPD	90,000
Camaçari, Bahia, Brazil	—	SPD	39,200
Itapura, Bahia, Brazil	—	SPD	19,600
Feira de Santana, Bahia, Brazil	—	SPD	13,100
Leased:
Manufacturing facilities
North Brunswick, New Jersey(2)	—		360,000
Vancouver, Washington(3)	Dietary supplements	Consumer Domestic and Consumer International	206,000
Victorville, California(4)	Liquid laundry detergent and cat litter	Consumer Domestic and Consumer International	150,000
Folkestone, England(5)	Personal care products	Consumer International	22,000
Warehouses
Fostoria, Ohio(6)	—	Consumer Domestic, Consumer International and SPD	486,000
Victorville, California(4)	—	Consumer Domestic and Consumer International	300,000
Grandview, Missouri(7)	—	Consumer Domestic and Consumer International	250,000
Ridgefield, Washington(3)	—	Consumer Domestic and Consumer International	190,000
Mississauga, Canada(8)	—	Consumer International	123,000
Folkestone, England(9)	—	Consumer International	55,000
Revel, France	—	Consumer International	48,900
Sydney, Australia	—	Consumer International	24,900

Location	Products Manufactured	Segment	Approximate Area (Sq. Feet)
Offices
Mexico City, Mexico	—	Consumer International	27,500
Levallois, France	—	Consumer International	21,600
Mississauga, Canada	—	Consumer International	17,000
Folkestone, England(10)	—	Consumer International	11,000

(1)	Manufacturing site is idle, and virtually all equipment has now been removed.
(2)	Lease expires in September 2015. The Company has subleased this building through the end of the lease term.
(3)	There are a total of seven buildings in Vancouver, Washington and one building in Ridgefield, Washington dedicated to the Company’s dietary supplements business. All leases have an expiration date of December 2020, except for Ridgefield (March 2018) and one building in Vancouver (August 2017).
(4)	Lease expires in April 2024, subject to two five-year extensions at the option of the Company.
(5)	Lease expires in April 2022, subject to a break option in 2017.
(6)	Lease expires in November 2015, subject to one four-year extension at the option of the Company.
(7)	Lease consists of two suites (each approximately 125,000 sq. feet). One suite expires in May 2015 and the other in May 2016. The lease is subject to two five-year extensions at the option of the Company.
(8)	Lease expires in September 2022, subject to two five-year extensions at the option of the Company.
(9)	There are two leased warehouses in Folkestone, England. One lease expires in March 2028, with break options every five years. The second lease expires in September 2014.
(10)	Lease expires in November 2024, subject to a break option in December 2020.

In Syracuse, New York, the Company owns a 21 acre site which includes a group of connected buildings. This facility was closed in 2001 and a portion of the facility is now leased to a third party.

Armand, a joint venture in which the Company owns a 50% interest, operates a potassium carbonate manufacturing plant located in Muscle Shoals, Alabama. This facility contains approximately 53,000 square feet of space and has a production capacity of 103,000 tons of potassium carbonate per year.

The Company’s 99.8% owned Brazilian subsidiary, QGN, has its administrative headquarters in Rio de Janeiro.

The Old Fort, Ohio plant has a production capacity for sodium bicarbonate of 280,000 tons per year. The Green River plant has a production capacity for sodium bicarbonate of 200,000 tons per year.

The Company believes that its operating and administrative facilities are adequate and suitable for the conduct of its business. The Company also believes that its production facilities are suitable for current manufacturing requirements for its consumer and specialty products businesses. In addition, with the exception of gummy vitamin dietary supplements, the facilities possess a capacity sufficient to accommodate the Company’s estimated increases in production requirements over the next several years, based on its current product lines. The Company is currently expanding its gummy vitamin dietary supplements production capacity at its York, Pennsylvania manufacturing facility to meet expected future product demand. The new gummy vitamin line is expected to start production in the first quarter of 2015.

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

Brazil Environmental Matters

In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by the environmental authority in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills. QGN ceased site operations in August 2010. In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills. In addition, despite repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million Brazilian Real (approximately U.S. $2.1 million at current exchange rates) for the discharge of contaminants above allowable limits. The description of the fine included a reference to aggravating factors that may indicate that local “management’s intent” was considered in determining the severity of the fine, which could result in criminal liability for members of local management. In January 2011, QGN filed with IMA an administrative defense to the fine, suspending any enforcement activities pending its defense. IMA has not yet formally responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures, including the removal of the landfills, and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, in February 2011, IMA issued a revised Remediation Notification (the “Revised Remediation Notification”) providing for further site analysis by QGN, including further study of the integrity of the landfills. The Revised Remediation Notification did not include a requirement to remove the landfills; however, it did not foreclose the possibility of such requirement. QGN has responded to the Revised Remediation Notification providing further information regarding the remediation measures, and is in discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on an appropriate remediation plan. In mid-2011, QGN, consistent with the Revised Remediation Notice, began an additional site investigation and capped the two active landfills. In 2012, QGN drained the waste pond. During the third quarter of 2013, INEMA approved, in writing, the first step in QGN’s proposed remediation plans, the installation of a trench drain to capture and treat groundwater at the site. QGN expects to begin construction of the trench drain in early 2014 and to continue discussions with INEMA concerning the resolution of the fine.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009 and $4.8 million in 2010 for remediation, fines and related costs. Since 2009, the costs of remediation activities and foreign exchange rate changes have reduced the accrual by approximately $3.8 million, to a current amount of $4.0 million. As a result of INEMA’s approval of the first step in QGN’s remediation plans, the Company does not believe that it will be required to remove the landfills. However, it remains reasonably possible that INEMA will require such removal, and the Company could be unsuccessful in appealing such decision. The Company estimates the cost of such landfill removal would be in the range of $30 million to $50 million.

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

In January 2014, the case was settled for an immaterial amount, and the settlement is subject to Court approval. If the Court fails to approve the settlement, the Company will continue to vigorously defend itself in this matter. While it is not currently possible to estimate the amount of any damages or determine the impact of any equitable relief that may be granted if the litigation continues and if there is an adverse outcome, such an outcome could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	2013			2012
Common Stock Price Range and Dividends	Low	High	Dividend	Low	High	Dividend
1st Quarter	$53.80	$64.69	$0.28	$44.21	$49.74	$0.24
2nd Quarter	$58.91	$65.10	$0.28	$49.16	$55.50	$0.24
3rd Quarter	$56.36	$65.49	$0.28	$50.62	$59.27	$0.24
4th Quarter	$59.00	$66.96	$0.28	$49.59	$55.42	$0.24
Full Year	$53.80	$66.96	$1.12	$44.21	$59.27	$0.96

Based on composite trades reported by the New York Stock Exchange.

Approximate number of record holders of the Company’s Common Stock as of December 31, 2013: 1,900

The following graph compares the yearly change in the cumulative total stockholder return on the Company Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below. The returns are indexed to a value of $100 at December 31, 2008. Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

(1)	S&P 500 Household Products Index consists of THE CLOROX COMPANY, COLGATE-PALMOLIVE COMPANY, KIMBERLY-CLARK CORPORATION and P&G.

	INDEXED RETURNS (Years Ending)
Company / Index	2008	2009	2010	2011	2012	2013
Church & Dwight Co., Inc.	100.00	108.63	125.23	168.77	201.33	253.59
S&P 500 Index	100.00	126.46	145.50	148.58	172.35	228.15
S&P 500 Household Products Index	100.00	106.82	114.49	126.27	137.34	171.78

Share Repurchase Authorization

On January 29, 2014, the Board authorized a share repurchase program, under which the Company may repurchase up to $500 million of Common Stock. This share repurchase program replaces the Company’s share repurchase program previously announced on November 5, 2012. In 2013, the Company purchased 0.9 million shares at an aggregate cost of approximately $50 million under the previous share purchase authorization, which is now terminated. In addition, the Board authorized a new evergreen share repurchase program, under which the Company may repurchase, from time to time, the Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

As part of the share repurchase programs, in February 2014, the Company entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase $140 million of the Company’s common stock. The Company paid $140 million to the bank, inclusive of fees, and received an initial delivery of approximately 2 million shares, which reduced the Company’s shares outstanding. The Company used cash on hand to fund the initial purchase price. The total amount of shares to be ultimately delivered by the bank will be determined by the average price per share paid by the bank during the purchase period, which is expected to end in mid-May 2014.

As of the filing of this Annual Report, the Company has made no purchases in 2014 other than those pursuant to the ASR described above.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data and employees)

	2013(1)	2012(1)	2011(1)	2010(1)	2009(1)
Operating Results
Net Sales	$3,194.3	2,921.9	2,749.3	2,589.2	2,520.9
Marketing expenses	$399.8	357.3	354.1	338.0	353.6
Research and development expenses	$61.8	54.8	55.1	53.7	55.1
Income from Operations(2,3,4)	$622.2	545.1	492.6	445.0	412.9
% of Sales	19.5%	18.7%	17.9%	17.2%	16.4%
Net Income(2,3,4,6)	$394.4	349.8	309.6	270.7	243.5
Net Income per Share-Basic(6)	$2.85	2.50	2.16	1.91	1.73
Net Income per Share-Diluted(6)	$2.79	2.45	2.12	1.87	1.70
Financial Position
Total Assets	$4,259.7	4,098.1	3,117.6	2,945.2	3,118.4
Total Debt(4)	$803.3	903.2	252.3	339.7	816.3
Total Stockholders’ Equity	$2,300.0	2,061.1	2,040.8	1,870.9	1,601.8
Total Debt as a % of Total Capitalization	26%	30%	11%	15%	34%
Other Data
Average Common Shares Outstanding-Basic	138.6	140.1	143.2	142.0	140.8
Cash Dividends Paid	$155.2	134.5	97.4	44.0	32.3
Cash Dividends Paid per Common Share	$1.12	0.96	0.68	0.31	0.23
Stockholders’ Equity per Common Share	$16.59	14.71	14.25	13.17	11.38
Additions to Property, Plant & Equipment(5)	$67.1	74.5	76.6	63.8	135.4
Depreciation & Amortization	$90.5	85.0	77.1	71.6	85.4
Employees at Year-End	4,177	4,354	3,457	3,543	3,664

(1)	Period to period comparisons of the data presented above are impacted by the effect of acquisitions and divestitures made by the Company, and a two-for-one stock split in 2011 effected in the form of a stock dividend. For further explanation of the impact of the acquisitions occurring in 2012 and 2011, refer to Note 6 to the consolidated financial statements.
(2)	2009 results include a pre-tax net gain of $20 million ($12 million after tax) related to settlement of the Company’s litigation with Abbott Laboratories, Inc. and a pre-tax charge of $25.5 million ($15.6 million after tax) related to the shutdown of the Company’s North Brunswick, New Jersey plant.
(3)	2010 results include a pension settlement charge of approximately $24 million pre-tax ($15.5 million after tax).
(4)	2012 results reflects an increase of $650 million in debt and its impact on interest expense due to the acquisition of Avid Health, and 2010 results reflects a reduction in debt due to $408 million outstanding balance under, and termination of, the Company’s term loan provided by a syndicate of banks.
(5)	2012 results includes $37.8 million for expenditures for the Victorville, and 2009 results include $85 million for construction of the York, Pennsylvania facility.
(6)	2011 results include a $13 million or $0.09 per share charge associated with an international deferred tax valuation allowance.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements.

OVERVIEW

The Company’s Business

The Company develops, manufactures, markets and sells a broad range of household, personal care and specialty products. The Company sells its consumer products under a variety of brands through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar, pet and other specialty stores, and websites, all of which sell the products to consumers. The Company also sells specialty products to industrial customers and distributors. The Company focuses its consumer products marketing efforts principally on its “power brands.” These well-recognized brand names include ARM & HAMMER (used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent), TROJAN condoms, lubricants and vibrators, OXICLEAN stain removers, cleaning solutions, laundry detergent and bleach alternatives, SPINBRUSH battery-operated toothbrushes, FIRST RESPONSE home pregnancy and ovulation test kits, NAIR depilatories, ORAJEL oral analgesics, XTRA laundry detergent, and L’IL CRITTERS and VITAFUSION dietary supplements. The Company considers four of these brands to be “mega brands”: ARM & HAMMER, OXICLEAN, TROJAN, and L’IL CRITTERS and VITAFUSION, and is giving greatest focus to the growth of these brands.

The Company operates its business in three segments: Consumer Domestic, Consumer International and SPD. The Consumer Domestic segment includes the power brands and other household and personal care products such as SCRUB FREE, KABOOM and ORANGE GLO cleaning products, FELINE PINE cat litter, ANSWER home pregnancy and ovulation test kits, ARRID antiperspirant, CLOSE-UP and AIM toothpastes and SIMPLY SALINE nasal saline moisturizer. The Consumer International segment primarily sells a variety of personal care products, some of which use the same brand names as the Company’s domestic product lines, in international markets including Canada, France, Australia, the United Kingdom, Mexico and Brazil. The SPD segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2013, the Consumer Domestic, Consumer International and SPD segments represented approximately 75%, 17% and 8%, respectively, of the Company’s consolidated net sales.

Fiscal Year 2013 Financial Highlights

Key fiscal year 2013 financial results include:

•

2013 net sales grew 9.3% over fiscal year 2012, with gains in two of the Company’s three segments, reflecting growth in both the base business and the Company’s gummy vitamin dietary supplements business.

•

Gross margin increased 80 basis points to 45.0% in fiscal year 2013 from 44.2% in fiscal year 2012, reflecting the benefit of productivity programs outpacing commodity inflation and unfavorable price/mix.

•

Operating margin increased 80 basis points to 19.5% in fiscal year 2013 from 18.7% in fiscal year 2012, reflecting gross margin expansion and selling, general and administrative expenses (“SG&A”) leverage offset by incremental marketing investments.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

•	The Company achieved diluted net earnings per share in fiscal year 2013 of $2.79, an increase of approximately 14% from fiscal year 2012 diluted net earnings per share of $2.45.

•

Cash from operations was $499.6 million, a $24 million decrease from the prior year, reflecting the shift of a $36 million payment of the December 2012 estimated federal tax payment into the first quarter of 2013 as a result of Hurricane Sandy relief.

•	The Company returned $205 million to its stockholders through dividends and share repurchases.

Strategic Goals, Challenges and Initiatives

The Company’s ability to generate sales depends on consumer demand for its products and retail customers’ decisions to carry its products, which are, in part, affected by general economic conditions in its markets. In 2013, many of the markets in which the Company operates continued to experience general economic softness and weak or inconsistent consumer demand. Although the Company’s consumer products generally are consumer staples and less vulnerable to decreases in discretionary spending than other products, the continued economic downturn has reduced demand in many categories, particularly those in personal care, and affected Company sales in recent periods. Some customers have responded to economic conditions by increasing their private label offerings (primarily in the dietary supplements, diagnostic kits and oral analgesics categories), and consolidating the product selections they offer to the top few leading brands in each category. In addition, an increasing portion of the Company’s product categories are being sold by club stores, dollar stores and mass merchandisers. These customer actions have placed downward pressure on the Company’s sales and gross margins.

The Company expects the challenging conditions of the last several years to continue in 2014 primarily due to continued weak consumer demand in many categories, new product introductions by competitors and continuing aggressive competitive pricing pressures. In the U.S., a continued slowdown in income growth, the unemployment rate and the uncertainty of unemployment benefits for the long-term unemployed may also adversely impact consumption patterns. To continue to deliver attractive results for stockholders in this environment, the Company intends to continue to aggressively pursue several key strategic initiatives: maintain competitive marketing and trade spending, tightly control its cost structure, continue to develop and launch new and differentiated products, and pursue strategic acquisitions. The Company also intends to continue to grow its product sales geographically (in an attempt to mitigate the impact of weakness in any one area), and maintain an offering of premium and value brand products (to appeal to a wide range of consumers).

The Company continues to experience heightened competitive activity in certain product categories from other larger multinational competitors, some of which have greater resources. Such activities have included new product introductions, more aggressive product claims and marketing challenges, as well as increased promotional spending. Since the 2012 introduction in the U.S. of unit dose laundry detergent by various manufacturers, including the Company, there has been significant product and price competition in the laundry detergent category, contributing to an overall category decline. During 2012, the category declined by 0.6% and during 2013, the category declined an additional 3.2%. While the Company’s laundry detergent sales have increased, more than offsetting the impact of the total laundry detergent category decline, there is no assurance that the category will not decline further or that the Company will be able to offset any such category decline.

Moreover, P&G, one of the Company’s major competitors and the market leader in premium laundry detergent, including unit dose laundry detergent, has recently reconfigured certain of its product offerings and related marketing and pricing strategies and launched various products to compete more directly with the Company’s core ARM & HAMMER, XTRA and OXICLEAN power brands. For example, in 2014, P&G is launching a lower-priced laundry detergent to compete directly with the Company’s core value laundry detergents, is attempting to leverage its leadership position in unit dose laundry detergent with the introduction of

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

a premium unit dose offering, and has launched a versatile stain remover, all of which are expected to be supported by aggressive trade spending and marketing. These actions, together with expected ongoing weak consumer spending and increased price competition, could negatively impact the Company’s laundry detergent and versatile stain remover businesses.

The Company is responding to these competitive pressures by, among other things, focusing on strengthening its key brands, including increased focus on the ARM & HAMMER, OXICLEAN, TROJAN and L’IL CRITTERS and VITAFUSION mega brands, which each span various product categories and represented approximately 60% of the Company’s sales and profits in 2013, through the launch of innovative new products and strong sales execution supported by increased marketing and trade spending. These mega brands have advantages over other power brands, including the ability to leverage research and development and marketing investments and lower overhead costs across mega brand categories. For example, the Company’s 2014 responsive product introductions include the simultaneous launch of OXICLEAN branded products into the mid/premium tier laundry detergent segment, auto dish detergent category and bleach alternatives with continued support of, and innovation in, the Company’s base ARM & HAMMER and OXICLEAN businesses, to create scale and maximize marketing efforts. Mega brand launches and launches of other products are anticipated to contribute more incremental new product revenue than the introduction of new products has in prior years, and a significant portion of those revenues will include expansion into new categories with premium household products, supported by increased levels of slotting, trade promotions and incremental marketing support and planned ongoing technology investment. There can be no assurance that these measures will be successful.

Despite challenging economic conditions and customer responses to these conditions, the Company was able to grow market share in six of nine of its “power brands” in 2013, including laundry detergent. The Company’s global product portfolio consists of both premium (55% of total revenue in 2013) and value (45% of total revenue in 2013) brands, which it believes enables it to succeed in a range of economic environments. The Company’s value brands have performed strongly during economic downturns, and the Company intends to continue to develop a portfolio of appealing new products to build loyalty among cost-conscious consumers.

Over the past 13 years, the Company has diversified from an almost exclusively U.S. business to a global company with approximately 17% of sales derived from foreign countries in 2013. The Company has operations in six countries (Canada, Mexico, U.K., France, Australia and Brazil) and exports to over 90 other countries. In 2013, the Company benefited from its concentration in North America in light of the economic downturn in Europe; however, the Company has continued and will continue to focus on selectively expanding its global business.

The Company also continues to focus on controlling its costs. The Company experienced continued high raw material and energy costs throughout 2013. Historically, the Company has been able to mitigate the effects of cost increases primarily by implementing cost reduction programs and, to a lesser extent, by passing along some of these cost increases to customers. The Company has also entered into set pricing and pre-buying arrangements with certain suppliers and hedge agreements for diesel fuel and related surcharges. However, the increased price competition for these commodities in recent periods has diminished the impact of some of these measures and affected the Company’s gross margins.

Additionally, maintaining tight controls on overhead costs has been a hallmark of the Company and has enabled it to effectively navigate recent challenging economic conditions.

The identification and integration of strategic acquisitions are an important component of the Company’s overall strategy. Acquisitions have added significantly to Company sales and profits over the last decade. However, the failure to effectively integrate any acquisition or achieve expected synergies may cause the Company to incur material asset write-downs. The Company actively seeks acquisitions that fit its guidelines,

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

and its strong financial position provides it with flexibility to take advantage of acquisition opportunities. In addition, the Company’s ability to quickly integrate acquisitions and leverage existing infrastructure has enabled it to establish a strong track record in making accretive acquisitions. Since 2001, the Company has acquired eight of its nine “power brands”. In 2013, the Company completed the integration of the acquisition of its L’IL CRITTERS and VITAFUSION dietary supplements business, which it acquired in 2012.

The Company believes it is positioned to meet the ongoing challenges described above due to its strong financial condition, experience operating in challenging environments and continued focus on key strategic initiatives: maintaining competitive marketing and trade spending, managing its cost structure, continuing to develop and launch new and differentiated products, and pursuing strategic acquisitions. This focus, together with the strength of the Company’s portfolio of premium and value brands, has enabled the Company to succeed in a range of economic environments, and should position the Company to continue to increase stockholder value over the long-term. Moreover, the generation of a significant amount of cash from operations, as a result of net income and effective working capital management, combined with an investment grade credit rating provides the Company with the financial flexibility to pursue acquisitions, drive new product development, make capital expenditures to support organic growth and gross margin improvements, return cash to stockholders through dividends and share buy backs, and reduce outstanding debt, positioning it to continue to create stockholder value.

For information regarding risks and uncertainties that could materially adversely affect the Company’s business, results of operations and financial condition, see “Risk Factors” in Item 1A of this Annual Report.

Recent Developments

Dividend Increase and Share Repurchase Authorization

On January 29, 2014 the Board declared an 11% increase in the regular quarterly dividend from $0.28 to $0.31 per share, equivalent to an annual dividend of $1.24 per share or a current dividend yield of approximately 1.9% per share as of February 14, 2014. The decision raises the dividend payout from $155 million to approximately $170 million.

On January 29, 2014, the Board authorized a share repurchase program, under which the Company may repurchase up to $500 million of Common Stock. This share repurchase program replaces the Company’s share repurchase program previously announced on November 5, 2012. In 2013, the Company purchased 0.9 million shares at an aggregate cost of approximately $50 million under the previous share purchase authorization, which is now terminated. In addition, the Board authorized a new evergreen share repurchase program, under which the Company may repurchase, from time to time, the Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

As part of the share repurchase programs, in February 2014, the Company entered into an accelerated share repurchase contract with a commercial bank to purchase $140 million of the Company’s common stock. The Company paid $140 million to the bank, inclusive of fees, and received an initial delivery of approximately 2 million shares, which reduced the Company’s shares outstanding. The Company used cash on hand to fund the initial purchase price. The total amount of shares to be ultimately delivered by the bank will be determined by the average price per share paid by the bank during the purchase period, which is expected to end in mid-May 2014.

As of the filing of this Annual Report, the Company has made no purchases in 2014 other than those pursuant to the ASR described above.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

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

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of the Company’s revenue represents sales of finished goods inventory and is recognized when received or picked up by the Company’s customers. The reserves for consumer and trade promotion liabilities and sales returns are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers). All such costs are netted against sales. Slotting costs are recorded when the product is delivered to the customer. Cooperative advertising costs are recorded when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold. The Company relies on historical experience and forecasted data to determine the required reserves. For example, the Company uses historical experience to project coupon redemption rates to determine reserve requirements. Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, an approximately $3.1 difference in the reserve required for coupons would result. With regard to other promotional reserves and sales returns, the Company uses experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required. If the Company’s estimates for promotional activities and sales returns were to change by 10% the impact to promotional spending and sales return accruals would be approximately $7.1. While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations. During the twelve months ended December 31, 2013, 2012 and 2011, the Company reduced promotion liabilities by approximately $3.7, $4.0 and $8.2, respectively, based on a change in estimate as a result of actual experience and updated information. These adjustments are immaterial relative to the amount of trade promotion expense incurred annually by the Company.

Impairment of goodwill, trade names and other intangible assets and property, plant and equipment

Carrying values of goodwill, trade names and other indefinite lived intangible assets are reviewed periodically for possible impairment. For finite intangible assets, the Company assesses business triggering events. The Company’s impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate. Management uses estimates based on expected trends in making these assumptions. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. For trademarks and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. Judgment is required in assessing whether assets may have

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired. The result of the Company’s annual goodwill impairment test determined that the estimated fair value substantially exceeded the carrying values of all reporting units. In addition, there were no goodwill impairment charges for the three year period ended December 31, 2013.

The Company recognized trade name impairment charges within SG&A for the three year period ended December 31, 2013 as follows:

	2013	2012	2011
Segments:
Consumer Domestic	$1.9	$0.0	$0.0
Consumer International	4.6	0.0	0.0

Total	$6.5	$0.0	$0.0

The trade name impairment charges recorded in 2013 were a result of actual and projected reductions in sales and profitability as a result of increased competition. The amount of the impairment charges was determined by comparing the estimated fair value of the assets to their carrying amount. Fair value was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future. The Company determined that the remaining carrying value of all other trade names exceeded their respective fair values based upon the forecasted cash flows and profitability of the brands.

It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) the businesses or brands do not perform as projected, (ii) overall economic conditions in 2014 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA. A future impairment charge for goodwill or intangible assets could have a material effect on the Company’s consolidated financial position or results of operations.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

The Company recognized charges related to plant impairment and equipment obsolescence, which occurs in the ordinary course of business during the three year period, ended December 31, 2013 as follows:

	For the Year Ended December 31,
	2013	2012	2011
Segments:
Consumer Domestic	$1.7	$1.6	$1.9
Consumer International	0.0	0.4	0.2
Specialty Products	0.1	0.1	1.0

Total	$1.8	$2.1	$3.1

The 2013 and 2012 Consumer Domestic and SPD charges are due to the idling of equipment and the 2012 Consumer International charge is due to the cancelation of a software project. The 2011 Consumer Domestic charge is a result of the idling of equipment. The 2011 SPD charge is associated with the Company’s decision to explore strategic options for the specialty chemical business in Brazil. The estimates and assumptions used in connection with impairment analyses are consistent with the business plans and estimates that the Company uses to manage its business operations. Nevertheless, future outcomes may differ materially from management’s estimates. If the Company’s products fail to achieve estimated volume and pricing targets, market conditions unfavorably change or other significant estimates are not realized, then the Company’s revenue and cost forecasts may not be achieved, and the Company may be required to recognize additional impairment charges.

Inventory valuation

When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value, which reflects any costs to sell or dispose). The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. In addition, the Company’s allowance for obsolescence may be impacted by the reduction of the number of stock keeping units (SKUs). The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to inventory to reflect a reduction in net realizable value were $10.1 at December 31, 2013, and $5.7 at December 31, 2012.

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

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for the Company’s pension plans and postretirement plans, the Company refers to an applicable index and expected term of benefit payments to select a discount rate at which it believes the plan benefits could be effectively settled. The Company’s weighted average discount rate for its international pension plans as of December 31, 2013 is 4.48% as compared to 4.16% used at December 31, 2012. Based on the published rate as of December 31, 2013 that matched estimated cash flows for the plans, the Company used a weighted average discount rate of 4.56% for its postretirement plans as compared to 3.89% used at December 31, 2012.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

The expected long-term rate of return on international pension plan assets is selected by taking into account the historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and known economic and market conditions at the time of valuation. Based on these factors, the Company’s weighted average expected long-term rate of return for assets of its pension plans for 2013 was 5.45%, compared to 5.35% used in 2012. A 50 basis point change in the expected long-term rate of return would result in an approximate $0.5 change in pension expense for 2014.

As noted above, changes in assumptions used by management may result in material changes in the Company’s pension and postretirement benefit costs. In 2013, other comprehensive income reflected a $5.0 decrease in its remaining pension plan obligations and a $6.6 decrease for postretirement benefit plans. The changes are related to the change in discount rates for all plans and other actuarial assumptions.

The Company made cash contributions of approximately $17.5 to its pension plans in 2013, including voluntary contributions of $13.0. The Company estimates it will be required to make cash contributions to its pension plans of approximately $3.4 in 2014 to offset 2014 benefit payments and administrative costs in excess of investment returns.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized. The Company records liabilities for potential assessments in various tax jurisdictions under ASC Topic 740, Income Taxes. The liabilities relate to tax return positions that, although supportable by the Company, may be challenged by the tax authorities and do not meet the minimum recognition threshold required under applicable accounting guidance for the related tax benefit to be recognized in the income statement. The Company adjusts this liability as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations. Many of the judgments involved in adjusting the liability involve assumptions and estimates that are highly uncertain and subject to change. In this regard, settlement of any issue, or an adverse determination in litigation, with a taxing authority could require the use of cash and result in an increase in the Company’s annual tax rate. Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to the Company’s annual tax rate.

New Accounting Pronouncements

During the first quarter of 2013, the Financial Accounting Standards Board (“FASB”) issued guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to present information about significant items reclassified out of accumulated other comprehensive income either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The Company elected to present the requirements in the notes to the financial statements (see Note 15). The adoption of the new pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued guidance requiring an entity to net its liability for unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating losses or similar tax loss carryforwards or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available as of

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

reporting date to settle any additional income taxes resulting from disallowance of the uncertain tax position or the entity does not intend to use these carryforwards for this purpose. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2013 and interim periods within those years. This new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment. The discussion of the Company’s consolidated results of operations and segment operating results is presented on a historical basis for the years ending December 31, 2013, 2012, and 2011. The segment discussion also addresses certain product line information. The Company’s operating units are consistent with its reportable segments.

Consolidated results

2013 compared to 2012

Net Sales

Net sales for the year ended December 31, 2013 were $3,194.3, $272.4 or approximately 9.3% above 2012 net sales. The components of the net sales increase are as follows:

Net Sales—Consolidated	December 31, 2013
Product volumes sold	3.8%
Pricing/Product mix	(1.9%)
Foreign exchange rate fluctuations	(0.5%)
Acquired product lines(1)	7.6%
Sales in anticipation of information systems upgrade	0.3%

Net Sales increase	9.3%

(1)	On October 1, 2012, the Company acquired the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business. Net sales of these product lines subsequent to the acquisition are included in the Company’s results.

The volume change primarily reflects increased product sales in the Consumer Domestic and Consumer International segments partially offset by lower SPD sales. Lower price/mix in Consumer Domestic and SPD was partially offset by favorable price/mix in Consumer International. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the U.S.

Gross Profit

The Company’s gross profit for 2013 was $1,438.0, a $146.6 increase as compared to the same period in 2012 due primarily to contributions from its gummy vitamin dietary supplement business, higher sales volume and productivity improvement programs. These increases were partially offset by higher trade promotion and an unfavorable product mix. Commodity costs for the Company were unchanged in 2013 as compared to 2012. Gross margin was 45.0% in 2013 as compared to 44.2% in 2012. Gross margin was higher due to the positive impact of productivity improvement programs and higher sales volume, partially offset by higher trade promotion and coupon costs and unfavorable product mix.

Operating Costs

Marketing expenses for 2013 were $399.8, an increase of $42.5 as compared to 2012 due primarily to the gummy vitamin dietary supplement business, higher spending in support of certain power brands and new

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

product launches. Marketing expenses as a percentage of net sales were 12.5% in 2013 as compared to 12.2% in 2012.

SG&A expenses for 2013 were $416.0, an increase of $27.0 as compared to 2012 due primarily to operating costs associated with the acquisition of the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business, higher research and development and compensation costs and intangible asset impairment charges, partially offset by lower legal expenses. SG&A as a percentage of net sales was 13.0% in 2013 as compared to 13.3% in 2012.

Other Income and Expenses

Equity in earnings of affiliates was $2.8 as compared to $8.9 in 2012. The decrease is due primarily to an impairment charge recorded in the second quarter of 2013 associated with one of the Company’s affiliates and lower earnings from Armand as a result of increased raw material costs.

Interest expense in 2013 increased $13.7 compared to 2012 principally due to debt incurred to finance the acquisition of the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business at the beginning of the fourth quarter of 2012 and interest associated with the financing lease obligation for the Company’s global headquarters that was fully occupied in January 2013.

Taxation

The 2013 tax rate was 34.0% as compared to 35.5% in 2012. The effective tax rate for 2013 was favorably affected by a lower effective state tax rate and tax benefits relating to the federal research tax credit for 2013 and the retroactive extension of the federal research tax credit to January 2012 that occurred in the first quarter of 2013. The 2012 tax rate reflects no federal research tax credit.

2012 compared to 2011

Net Sales

Net sales for the year ended December 31, 2012 were $2,921.9, $172.6 or approximately 6.3% above 2011 net sales. The components of the net sales increase are the following:

Net Sales—Consolidated	December 31, 2012
Product volumes sold	6.3%
Pricing/Product mix	(1.1%)
Foreign exchange rate fluctuations	(0.8%)
Acquired product lines(1)	3.1%
Change in fiscal calendar	(0.6%)
Sales in anticipation of information systems upgrade	(0.6%)

Net Sales increase	6.3%

(1)	On October 1, 2012, the Company acquired the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business. On June 28, 2011, the Company acquired BATISTE dry shampoo. Net sales of these acquired product lines subsequent to the acquisition are included in the Company’s results. (See Note 6 to the consolidated financial statements included in this Annual Report for further information.)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

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

Gross Profit

The Company’s gross profit for 2012 was $1,291.4, a $76.9 increase as compared to 2011. The gross profit increase was primarily attributable to higher sales volumes and contributions from the gummy vitamin dietary supplement business, in-house production of unit dose detergent and the Company’s new manufacturing and distribution facility in Victorville, California, partially offset by unfavorable pricing and mix, higher commodity costs that were partially offset by productivity improvement programs and the unfavorable effect of foreign exchange rates. Gross margin was 44.2% in 2012 as well as in 2011. Gross margin was favorably impacted by manufacturing cost reduction projects partially offset by higher commodity costs and an inventory step-up charge related to the acquisition of the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business.

Operating Costs

Marketing expenses for 2012 were $357.3, an increase of $3.2 as compared to 2011 due primarily to the effect of the acquired businesses, partially offset by the impact of foreign exchange rates. Marketing expenses as a percentage of net sales were 12.2% in 2012 as compared to 12.9% in 2011. This reduction is due to a shift toward higher trade promotion spending, which is included in net sales, and partly due to the lower spending rate of the acquired L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business.

SG&A expenses for 2012 were $389.0, an increase of $21.2 as compared to 2011 due to costs associated with the acquisition of the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business, higher costs for salaries and fringe benefits, costs associated with the Company’s new headquarters facility and unfavorable foreign exchange rates partially offset by lower legal expenses.

Other Income and Expenses

Equity in earnings of affiliates was $8.9 as compared to $10.0 in 2011. The decrease is primarily due to costs related to the start-up of the Natronx joint venture.

Interest expense in 2012 increased $5.3 compared to 2011 primarily due to the debt incurred to purchase the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business. The Company issued $400 of 2.875% Senior Notes and $250 of commercial paper at the end of the third quarter of 2012. (See the “Liquidity and capital resources” below in this Management’s Discussion and Analysis for further information.)

Taxation

The 2012 tax rate was 35.5% as compared to 37.4% in 2011. The tax rate in 2012 was favorably affected by the settlement of a U.S. Internal Revenue Service audit for the years 2008 and 2009 in the first quarter. The effective tax rate for 2011 included a charge for the establishment of a valuation allowance of approximately $13 against the deferred tax assets of the Company’s Brazilian subsidiary, offset by a deferred income tax benefit of approximately $6 relating to New Jersey’s corporate tax reform legislation enacted in April 2011.

Segment results for 2013, 2012 and 2011

The Company operates three reportable segments: Consumer Domestic, Consumer International and SPD. These segments are determined based on differences in the nature of products and organizational and ownership

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

structures. The results of the acquisition of the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business are reflected in the Consumer Domestic segment. The Company also has a Corporate segment.

Segment	Products
Consumer Domestic	Household and personal care products

Consumer International	Primarily personal care products

SPD	Specialty chemical products

The Corporate segment income consists of equity in earnings (losses) of affiliates. As of December 31, 2013, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx. The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the twelve months ended December 31, 2013, 2012 and 2011 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for each of the three years ended December 31, 2013, 2012 and 2011 were as follows:

	Consumer Domestic	Consumer International	SPD	Corporate(3)	Total
Net Sales(1)
2013	$2,413.5	$532.8	$248.0	$0.0	$3,194.3
2012	2,156.9	510.1	254.9	0.0	2,921.9
2011	1,979.1	509.1	261.1	0.0	2,749.3

Income Before Income Taxes(2)
2013	$501.0	$64.5	$29.5	$2.8	$597.8
2012	428.8	71.0	33.8	8.9	542.5
2011	386.0	68.9	29.7	10.0	494.6

(1)	Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $2.2, $3.4 and $5.2 for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	In determining income before income taxes, interest expense, investment earnings, and other income (expense) were allocated among the segments based upon each segment’s relative Income from Operations.
(3)	Corporate segment consists of equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.

Product line revenues for external customers for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Household Products	$1,436.1	$1,411.3	$1,295.0
Personal Care Products	977.4	745.6	684.1

Total Consumer Domestic	2,413.5	2,156.9	1,979.1
Total Consumer International	532.8	510.1	509.1
Total SPD	248.0	254.9	261.1

Total Consolidated Net Sales	$3,194.3	$2,921.9	$2,749.3

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and vitamin and mineral supplements.

Consumer Domestic

2013 compared to 2012

Consumer Domestic net sales in 2013 were $2,413.5, an increase of $256.6 or 11.9% compared to net sales of $2,156.9 in 2012. The components of the net sales change are the following:

Net Sales—Consumer Domestic	December 31, 2013
Product volumes sold	4.4%
Pricing/Product mix	(2.5%)
Acquired product lines(1)	9.6%
Sales in anticipation of information systems upgrade	0.4%

Net Sales increase	11.9%

(1)	On October 1, 2012, the Company acquired the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business. Net sales of these acquired product lines subsequent to the acquisition are included in the Company’s results.

The increase in net sales reflects sales from the gummy vitamin dietary supplement business and higher sales of ARM & HAMMER liquid laundry detergent, OXICLEAN laundry additives, TROJAN products and FIRST RESPONSE diagnostic kits, partially offset by sales declines in ARM & HAMMER powder laundry detergent, XTRA liquid laundry detergent, SPINBRUSH battery-operated toothbrushes, and ARM & HAMMER cat litter. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the U.S.

Since the 2012 introduction in the U.S. of unit dose laundry detergent by various manufacturers, including the Company, there has been significant product and price competition in the laundry detergent category, contributing to an overall category decline. During 2012, the category declined by 0.6% and during 2013, the category declined an additional 3.2%. While the Company’s laundry detergent sales have increased, more than offsetting the impact of the total laundry detergent category decline, there is no assurance that the category will not decline further or that the Company will be able to offset any such category decline. P&G, one of the Company’s major competitors and the market leader in premium laundry detergent, has announced that in 2014 it will launch a lower-priced laundry detergent that may compete directly with the Company’s core value laundry detergents. This, together with expected ongoing weak consumer spending and increased price competition, could negatively impact the Company’s laundry detergent business. The Company plans to vigorously combat these pressures through, among other things, significant new product introductions such as the 2014 launch of an OXICLEAN premium priced laundry detergent, and increased marketing spending. However, there can be no assurance that these measures will be successful.

Consumer Domestic income before income taxes for 2013 was $501.0, a $72.2 increase as compared to 2012. The increase is due primarily to the contribution from the acquisition of the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business (net of higher interest expense), the impact of higher sales volumes and lower manufacturing costs resulting from productivity improvement projects, partially offset by higher trade promotion and coupon costs, the effect of unfavorable product mix and higher marketing and SG&A expenses.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

2012 compared to 2011

Consumer Domestic net sales in 2012 were $2,156.9, an increase of $177.8 or 9.0 % compared to net sales of $1,979.1 in 2011. The components of the net sales change are the following:

Net Sales—Consumer Domestic	December 31, 2012
Product volumes sold	8.2%
Pricing/Product mix	(1.9%)
Acquired product lines(1)	3.5%
Sales in anticipation of information systems upgrade	(0.8%)

Net Sales increase	9.0%

(1)	On October 1, 2012, the Company acquired the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business. Net sales of these product lines subsequent to the acquisition are included in the Company’s segment results. (See Note 6 to the consolidated financial statements included in this Annual Report for further information.)

The increase in net sales reflects sales from the acquisition of the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business and higher sales of ARM & HAMMER liquid laundry detergent, XTRA liquid laundry detergent, ARM & HAMMER cat litter, OXICLEAN laundry additives and the recently introduced ARM & HAMMER CRYSTAL BURST unit dose laundry detergent. These increases were partially offset by lower sales of ARM & HAMMER powder laundry detergent, SPINBRUSH battery-operated toothbrushes, ANSWER diagnostic kits and ARRID deodorant. Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the U.S.

Consumer Domestic income before income taxes for 2012 was $428.8, a $42.8 increase as compared to 2011. The increase is due primarily to the impact of higher sales volumes, partially offset by the effect of unfavorable product mix and pricing and higher SG&A costs. Higher commodity and manufacturing costs were largely offset by productivity gains. The acquisition of the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business did not materially impact income before income taxes due to an inventory step-up charge and interest expense offsetting the operating income of the business.

Consumer International

2013 compared to 2012

Consumer International net sales in 2013 were $532.8, an increase of $22.7 or 4.5% as compared to 2012. The components of the net sales change are the following:

Net Sales—Consumer International	December 31, 2013
Product volumes sold	2.8%
Pricing/Product mix	0.9%
Foreign exchange rate fluctuations	(2.3%)
Acquired product lines(1)	3.1%

Net Sales increase	4.5%

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

(1)	On October 1, 2012, the Company acquired the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business. Net sales of these product lines subsequent to the acquisition are included in the Consumer International results.

Higher sales in 2013 occurred primarily in Mexico, Canada, Brazil, United Kingdom and U.S. exports.

Consumer International income before income taxes was $64.5 in 2013, a decrease of $6.5 compared to 2012 caused by unfavorable foreign exchange rates, a trade name impairment charge and marketing expenses, partially offset by the contribution from the acquisition of the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business, higher sales volume and favorable price/mix.

2012 compared to 2011

Consumer International net sales in 2012 were $510.1, an increase of $1.0 or 0.2% as compared to 2011. The components of the net sales change are the following:

Net Sales—Consumer International	December 31, 2012
Product volumes sold	3.9%
Pricing/Product mix	(0.6%)
Foreign exchange rate fluctuations	(3.3%)
Acquired product lines(1)	3.1%
Change in fiscal calendar(2)	(2.9%)

Net Sales increase	0.2%

(1)	On June 28, 2011, the Company acquired BATISTE dry shampoo. Net sales of this product line subsequent to the acquisition are included in the Company’s segment results. (See Note 6 to the consolidated financial statements included in this Annual Report for further information.)
(2)	Beginning in 2012, the Company changed to a calendar year reporting basis. To facilitate this change, the fourth quarter of 2011 included an additional period of reporting for those three subsidiaries outside of North America that previously reported one month prior to period presented. This change increased 2011 net sales by $14.3 and had a nominal impact on net income for 2011.

Higher sales volumes in 2012 occurred principally in Canada, United Kingdom and France. Higher U.S. exports also contributed to the sales increase. The BATISTE acquisition contributed a full year of sales as compared to six months in 2011.

Consumer International income before income taxes was $71.0 in 2012, an increase of $2.1 compared to 2011. Higher profits are attributable to higher sales volume and contribution from the BATISTE acquisition, partially offset by higher commodity costs, unfavorable pricing and product mix and unfavorable foreign exchange rates.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Specialty Products

2013 compared to 2012

SPD net sales were $248.0 for 2013, a decrease of $6.9, or 2.7% as compared to 2012. The components of the net sales change are the following:

Net Sales—SPD	December 31, 2013
Product volumes sold	0.0%
Pricing/Product mix	(1.8%)
Foreign exchange rate fluctuations	(1.3%)
Sales in anticipation of information systems upgrade	0.4%

Net Sales decrease	(2.7%)

The sales decrease in 2013 reflects reduced product sales of animal nutrition products, partially offset by higher bulk sales of sodium bicarbonate. Colder than normal weather during the second quarter of 2013 negatively impacted demand from the dairy industry. In addition, the decrease in net sales of 2013 was offset by the adverse impact in the first quarter of 2012 of a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the U.S.

SPD income before income taxes was $29.5 in 2013, a decrease of $4.3 as compared to 2012. The decrease in the income before income taxes for 2013 is due primarily to lower selling prices for animal nutrition products, partially offset by lower SG&A expenses.

2012 compared to 2011

SPD net sales were $254.9 for 2012, a decrease of $6.2, or 2.4% as compared to 2011. The components of the net sales change are the following:

Net Sales—SPD	December 31, 2012
Product volumes sold	(3.1%)
Pricing/Product mix	3.9%
Foreign exchange rate fluctuations	(2.4%)
Sales in anticipation of information systems upgrade	(0.8%)

Net Sales decrease	(2.4%)

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

SPD income before income taxes was $33.8 in 2012, an increase of $4.1 as compared to 2011. The increase in the income before income taxes for 2012 primarily reflects higher selling prices partially offset by lower sales volume, higher raw material costs of certain animal nutrition and performance products and foreign exchange rates.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Corporate

The Corporate segment reflects the administrative costs of the production, planning and logistics functions which are included in SG&A expenses in the operating segments but are elements of cost of sales in the Company’s Consolidated Statements of Income. Such amounts were $31.3, $29.4, and $25.3 for 2013, 2012 and 2011, respectively.

Also included in Corporate are equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx. The reduction in equity in earnings of affiliates in 2013 is primarily due to a $3.2 impairment charge associated with one of the Company’s investment in affiliates. The charge is the result of the Company’s assessment of the financial impact of the delay in anticipated discounted cash flows from the affiliate.

Liquidity and capital resources

As of December 31, 2013, the Company had $496.9 in cash, approximately $350 available through the revolving facility under its Credit Agreement and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $500, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement. To preserve its liquidity, the Company invests its cash primarily in prime money market funds and short term bank deposits.

As of December 31, 2013, the amount of cash and cash equivalents included in the Company’s assets, that was held by foreign subsidiaries was approximately $231.1. If these funds are needed for operations in the U.S., the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S., and the Company does not currently expect to repatriate them to fund operations in the U.S.

On September 26, 2012, the Company closed an underwritten public offering of $400 aggregate principal amount of 2.875% Senior Notes (the “2022 Notes”). The 2022 Notes were issued under the second supplemental indenture (the “Second Supplemental Indenture”), dated September 26, 2012, to the indenture dated December 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Interest on the 2022 Notes is payable semi-annually, beginning April 1, 2013. The 2022 Notes will mature on October 1, 2022, unless earlier retired or redeemed pursuant to the terms of the Second Supplemental Indenture. The Company used $250 from commercial paper issuances, along with the $400 of 2022 Notes and cash, to purchase the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business on October 1, 2012.

On December 15, 2010, the Company completed an underwritten public offering of $250 aggregate principal amount of 3.35% senior notes due 2015 (the “2015 Notes”). The 2015 Notes were issued under (the “Base Indenture”), and a first supplemental indenture (the “First Supplemental Indenture”), dated December 15, 2010, between the Company and BNY Mellon, as trustee. On December 30, 2010, the proceeds of the offering were utilized to retire the outstanding $250 principal amount of the Company’s 6% Senior Subordinated Notes due 2012. Interest on the 2015 Notes is payable on June 15 and December 15 of each year, beginning June 15, 2011. The 2015 Notes will mature on December 15, 2015, unless earlier retired or redeemed pursuant to the terms of the First Supplemental Indenture.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity. (See “Unfavorable economic conditions could adversely affect demand for the Company’s products” under “Risk Factors” in Item 1A of this Annual Report.) The Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in the Credit Agreement

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

because the Company currently is, and anticipates that it will continue to be, in compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under the Credit Agreement. These financial ratios are discussed in more detail in this section under “Certain Financial Covenants.”

On January 30, 2013, the Board increased the Company’s regular quarterly dividend from $0.24 per share to $0.28 per share, equivalent to an annual dividend rate of $1.12 per share, commencing with the dividend payable on March 1, 2013 to stockholders of record at the close of business on February 15, 2013. The higher dividend raised the Company’s annualized dividend payout from approximately $135 to approximately $155. On January 29, 2014, the Board declared an 11% increase in the regular quarterly dividend from $0.28 to $0.31 per share, equivalent to an annual dividend of $1.24 per share or a current dividend yield of approximately 1.9% per share. The decision raises the dividend payout from $155 to approximately $170.

On January 29, 2014, the Board authorized a share repurchase program, under which the Company may repurchase up to $500 million of Common Stock. This share repurchase program replaces the Company’s share repurchase program previously announced on November 5, 2012. In 2013, the Company purchased 0.9 million shares at an aggregate cost of approximately $50 million under the previous share purchase authorization, which is now terminated. In addition, the Board authorized a new evergreen share repurchase program, under which the Company may repurchase, from time to time, the Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

As part of the share repurchase programs, in February 2014, the Company entered into an accelerated share repurchase contract with a commercial bank to purchase $140 million of the Company’s common stock. The Company paid $140 million to the bank, inclusive of fees, and received an initial delivery of approximately 2 million shares, which reduced the Company’s shares outstanding. The Company used cash on hand to fund the initial purchase price. The total amount of shares to be ultimately delivered by the bank will be determined by the average price per share paid by the bank during the purchase period, which is expected to end in mid-May 2014.

As of the filing of this Annual Report, the Company has made no purchases in 2014 other than those pursuant to the ASR described above.

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be approximately $85.0 in 2014, fund its share repurchase program to the extent implemented by management and pay dividends at the latest approved rate. Cash may be used for acquisitions that would complement the Company’s existing product lines or geographic markets. The Company did not have any mandatory fixed rate debt principal payments in 2013 and will not have any in 2014.

Net Debt

The Company had outstanding total debt of $803.3 and cash of $496.9 at December 31, 2013, resulting in net debt of $306.4 at December 31, 2013. This compares to total debt of $903.2 and cash of $343.0, resulting in net debt of $560.2 at December 31, 2012. Net debt is defined as cash less total debt.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Cash Flow Analysis

	Year Ending December 31,
	2013	2012	2011
Net cash provided by operating activities	$499.6	$523.6	$437.8
Net cash used in investing activities	$(77.1)	$(741.3)	$(147.8)
Net cash (used in) provided by financing activities	$(259.8)	$305.2	$(226.5)

2013 compared to 2012

Net Cash Provided by Operating Activities—The Company’s net cash provided by operating activities in 2013 decreased $24.0 to $499.6 as compared to 2012. The Company was able to defer its fourth quarter 2012 federal tax payment of $36.0 to the first quarter of 2013 as allowed by the IRS due to the impact of Hurricane Sandy, which accounted for the decrease in net cash provided by operating activities in 2013. Partially offsetting the decrease was a reduction in working capital (higher accounts payable and accrued expenses, partially offset by higher accounts receivable).

Net Cash Used in Investing Activities—Net cash used in investing activities during 2013 was $77.1, principally reflecting $67.1 of property, plant and equipment expenditures and a $6.4 investment in Natronx.

Net Cash Provided by (Used in) Financing Activities—Net cash used in financing activities during 2013 was $259.8, primarily reflecting $100.0 of repayments of commercial paper, $50.1 of repurchases of Common Stock and $155.2 of cash dividends, partially offset by $35.1 of proceeds and tax benefits from stock option exercises and the receipt of an incentive payment of $10.9 related to the financing lease for the Company’s new corporate headquarters.

2012 compared to 2011

Net Cash Provided by Operating Activities—The Company’s net cash provided by operating activities in 2012 increased $85.8 to $523.6 as compared to 2011. The increase was primarily due to an improvement in working capital. Working capital was favorably impacted due to the deferral of the Company’s fourth quarter 2012 federal tax payment of approximately $36.0 as allowed by the IRS due to the impact of Hurricane Sandy, contributions from the Avid Health acquisition and smaller increases in accounts receivable due to the timing of cash collections.

Net Cash Used in Investing Activities—Net cash used in investing activities during 2012 was $741.3, reflecting the $652.3 acquisition of Avid Health, $74.5 of property, plant and equipment expenditures, relating in part to the Victorville Facility, and a $13.7 investment in Natronx.

Net Cash Provided by (Used in) Financing Activities—Net cash provided by financing activities during 2012 was $305.2, principally reflecting $399.6 of 2022 Notes (net of discount), and $250.0 of commercial paper issued in connection with the acquisition of Avid Health, $42.6 of proceeds and tax benefits from stock option exercises, partially offset by $250.4 of common stock repurchases, $134.5 of cash dividends and deferred financing costs of $3.4.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Certain Financial Covenants

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA” and defined in the Credit Agreement) is a component of the financial covenants contained in the Credit Agreement. Such financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which, if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities determined in accordance with accounting principles generally accepted in the U.S. The Company’s leverage ratio for the twelve months ended December 31, 2013 was 1.2, which is below the maximum of 3.25 permitted under the Credit Agreement, and the interest coverage ratio for the twelve months ended December 31, 2013 was 28.3, which is above the minimum of 3.0 required under the Credit Agreement.

The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to Adjusted EBITDA for 2013 is as follows:

Net Cash Provided by Operating Activities	$499.6
Interest paid	26.4
Current Income Tax Provision	192.3
Excess Tax Benefit on Stock Options Exercised	13.1
Change in Working Capital and Other Liabilities	16.1

Adjusted EBITDA (per Credit Agreement)	$747.5

Commitments as of December 31, 2013

The table below summarizes the Company’s material contractual obligations and commitments as of December 31, 2013.

	Payments Due by Period
	Total	2014	2015 to 2016	2017 to 2018	After 2018
Short & Long-Term Debt
3.35% Senior Notes due 2015	$250.0	$0.0	$250.0	$0.0	$0.0
2.875% Senior Notes due 2022	400.0	0.0	0.0	0.0	400.0
Commercial paper issuances	150.0	150.0	0.0	0.0	0.0
Debt obligations of foreign subsidiaries	3.8	3.8	0.0	0.0	0.0

	803.8	153.8	250.0	0.0	400.0

Interest on Fixed Rate Debt(1)	120.3	19.9	31.4	23.0	46.0
Lease Obligations	216.6	27.2	42.7	33.7	113.0
Other Long-Term Liabilities
Letters of Credit and Performance Bonds(2)	5.1	5.1	0.0	0.0	0.0
Pension Contributions(3)	3.4	3.4	0.0	0.0	0.0
Purchase Obligations(4)	261.2	191.2	52.5	10.2	7.3
Other(5)	10.5	0.5	1.0	1.0	8.0

Total	$1,420.9	$401.1	$377.6	$67.9	$574.3

(1)	Represents interest on the Company’s 3.35% Senior Notes due in 2015 and 2.875% Senior Notes due in 2022.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

(2)	Letters of credit with several banks guarantee payment for items such as insurance claims in the event of the Company’s insolvency and one year of rent on a warehouse. Performance bonds are principally for required municipal property improvements.
(3)	Pension contributions are based on actuarial assessments of government regulated employer funding requirements. These requirements are not projected beyond one year since they fluctuate with the change in plan assets, assumptions and demographics.
(4)	The Company has outstanding purchase obligations with suppliers at the end of 2013 for raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding, and do not represent total anticipated purchases.
(5)	Other includes payments for stadium naming rights for a period of 20 years until December 2032.

The Company has excluded from the table above uncertain tax liabilities due to the uncertainty of the amount per period of payment. As of December 31, 2013, the Company has gross uncertain tax liabilities, including interest, of $6.3. (See Note 12 to the consolidated financial statements included in this Annual Report).

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

OTHER ITEMS

Market risk

Concentration of Risk

A group of three customers accounted for approximately 35%, 34% and 33% of consolidated net sales in 2013, 2012 and 2011, respectively, of which a single customer, Wal-Mart, accounted for approximately 24%, 24% and 23% in 2013, 2012 and 2011, respectively.

Interest Rate Risk

The Company had outstanding total debt at December 31, 2013 of $803.3, of which 81% has a fixed weighted average interest rate of 3.06% and the remaining 19% constituted principally commercial paper issued by the Company that currently has an interest rate of less than 0.4%. The Company periodically considers entering into derivative financial instruments contracts to reduce interest rate risk exposure.

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During 2012 and 2013, the Company entered into hedge agreements with financial counterparties to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The floating rate payment is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel surcharges that the Company pays to it common carriers. The agreements covered approximately 45% of the Company’s 2013 diesel fuel requirements and are expected to cover approximately 34% of the Company’s estimated diesel fuel requirements for 2014. These diesel fuel hedge agreements qualify for hedge

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

accounting. Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in the U.S. Dollar, Canadian Dollar, British Pound and Euro. The Company entered into forward exchange contracts to protect it from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows. The face value of the unexpired contracts as of December 31, 2013 totaled $25.6. The contracts qualified as foreign currency cash flow hedges, and, therefore, changes in the fair value of the contracts were recorded in Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

Equity Derivatives

The Company has entered into equity derivative contracts covering its own stock in order to minimize its liability, resulting from changes in quoted fair values of Company stock, to participants in its Executive Deferred Compensation Plan who have investments under that plan in a notional Company stock fund. The contracts are typically settled in cash. Since the equity derivatives do not qualify for hedge accounting, the Company is required to mark the agreements to market throughout the life of the agreements and record changes in fair value in the consolidated statement of income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section. Refer to page 47 of this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Church & Dwight Co., Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have audited the Company’s internal control over financial reporting. Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedules appear on pages 50 and 51 of this Annual Report on Form 10-K.

/s/ JAMES R. CRAIGIE	/s/ MATTHEW T. FARRELL
James R. Craigie	Matthew T. Farrell
Chairman and Chief Executive Officer	Chief Financial Officer

February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Church & Dwight Co., Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, NJ
February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 21, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Parsippany, NJ
February 21, 2014

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Net Sales	$3,194.3	$2,921.9	$2,749.3
Cost of sales	1,756.3	1,630.5	1,534.8

Gross Profit	1,438.0	1,291.4	1,214.5
Marketing expenses	399.8	357.3	354.1
Selling, general and administrative expenses	416.0	389.0	367.8

Income from Operations	622.2	545.1	492.6
Equity in earnings of affiliates	2.8	8.9	10.0
Investment earnings	2.6	1.7	1.9
Other income (expense), net	(2.1)	0.8	(1.2)
Interest expense	(27.7)	(14.0)	(8.7)

Income before Income Taxes	597.8	542.5	494.6
Income taxes	203.4	192.7	185.0

Net Income	$394.4	$349.8	$309.6

Weighted average shares outstanding—Basic	138.6	140.1	143.2
Weighted average shares outstanding—Diluted	141.2	142.7	145.8
Net income per share—Basic	$2.85	$2.50	$2.16
Net income per share—Diluted	$2.79	$2.45	$2.12
Cash dividends per share	$1.12	$0.96	$0.68

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Net Income	$394.4	$349.8	$309.6
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(10.1)	5.6	(7.3)
Defined benefit plan adjustments	7.5	(5.2)	(7.3)
Income (Losses) from derivative agreements	0.3	(0.8)	1.2

Other comprehensive income (loss)	(2.3)	(0.4)	(13.4)

Comprehensive income	$392.1	$349.4	$296.2

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$496.9	$343.0
Accounts receivable, less allowances of $0.8 and $0.8	330.2	303.1
Inventories	250.5	242.2
Deferred income taxes	16.6	17.6
Other current assets	21.6	27.9

Total Current Assets	1,115.8	933.8

Property, Plant and Equipment, Net	594.1	586.0
Equity Investment in Affiliates	24.5	23.0
Tradenames and Other Intangibles	1,204.3	1,254.9
Goodwill	1,222.2	1,213.8
Other Assets	98.8	86.6

Total Assets	$4,259.7	$4,098.1

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$153.8	$253.8
Accounts payable and accrued expenses	495.1	432.0
Income taxes payable	2.3	39.8

Total Current Liabilities	651.2	725.6

Long-term Debt	649.5	649.4
Deferred Income Taxes	476.0	470.0
Deferred and Other Long-term Liabilities	157.5	141.1
Pension, Postretirement and Postemployment Benefits	25.5	50.9

Total Liabilities	1,959.7	2,037.0

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1.00 par value,
Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value,
Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	352.9	318.8
Retained earnings	2,168.5	1,929.3
Accumulated other comprehensive income	0.2	2.5
Common stock in treasury, at cost:
7,462,913 shares in 2013 and 7,646,419 shares in 2012	(368.1)	(336.1)

Total Church & Dwight Co., Inc. Stockholders’ Equity	2,299.9	2,060.9
Noncontrolling interest	0.1	0.2

Total Stockholders’ Equity	2,300.0	2,061.1

Total Liabilities and Stockholders’ Equity	$4,259.7	$4,098.1

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in millions, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Cash Flow From Operating Activities
Net Income	$394.4	$349.8	$309.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	59.7	56.0	49.8
Amortization expense	30.8	29.0	27.3
Deferred income taxes	11.1	13.2	59.4
Equity in net earnings of affiliates	(2.8)	(8.9)	(10.0)
Distributions from unconsolidated affiliates	7.7	10.3	10.5
Non cash compensation expense	17.0	12.4	11.0
Asset impairment charges and other asset write-offs	8.4	2.1	3.1
Other	2.5	(1.1)	0.2
Change in assets and liabilities:
Accounts receivable	(31.2)	(9.0)	(35.3)
Inventories	(7.3)	(1.1)	(9.0)
Other current assets	(1.5)	2.0	(6.1)
Accounts payable and accrued expenses	67.9	30.7	27.4
Income taxes payable	(23.8)	58.7	19.1
Excess tax benefit on stock options exercised	(13.1)	(14.6)	(12.1)
Other operating assets and liabilities, net	(20.2)	(5.9)	(7.1)

Net Cash Provided By Operating Activities	499.6	523.6	437.8

Cash Flow From Investing Activities
Additions to property, plant and equipment	(67.1)	(74.5)	(76.6)
Acquisitions, net of cash acquired	0.0	(652.3)	(69.1)
Investment interest in joint venture	(6.4)	(13.7)	(3.2)
Other	(3.6)	(0.8)	1.1

Net Cash Used In Investing Activities	(77.1)	(741.3)	(147.8)

Cash Flow From Financing Activities
Long-term debt borrowings	0.0	399.6	0.0
Short-term debt, net of repayments	(99.4)	251.3	(87.4)
Proceeds from stock options exercised	22.0	28.0	27.1
Excess tax benefit on stock options exercised	13.1	14.6	12.1
Payment of cash dividends	(155.2)	(134.5)	(97.4)
Purchase of treasury stock	(50.1)	(250.4)	(80.2)
Lease incentive proceeds	10.9	0.0	0.0
Lease principal payments	(1.1)	0.0	0.0
Deferred financing costs	0.0	(3.4)	(0.7)

Net Cash (Used In) Provided By Financing Activities	(259.8)	305.2	(226.5)
Effect of exchange rate changes on cash and cash equivalents	(8.8)	4.1	(1.3)

Net Change In Cash and Cash Equivalents	153.9	91.6	62.2
Cash and Cash Equivalents at Beginning of Period	343.0	251.4	189.2

Cash and Cash Equivalents at End of Period	$496.9	$343.0	$251.4

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW—CONTINUED

(Dollars in millions, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Cash paid during the year for:
Interest (net of amounts capitalized)	$26.4	$9.7	$9.2

Income taxes	$219.2	$123.8	$108.0

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$1.9	$3.1	$6.4

Property, plant and equipment expenditures included in other long-term liabilities (related to leasing obligations for new corporate headquarters facility)	$0.0	$32.5	$17.4

Acquisitions in which liabilities were assumed are as follows:
Fair value of assets	$0.0	$825.7	$69.1
Purchase price	0.0	(652.3)	(69.1)

Liabilities assumed	$0.0	$173.4	$0.0

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

(Dollars in millions, except share and per share data)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
December 31, 2010	146.4	(4.0)	$146.4	$230.8	$1,501.8	$16.3	$(24.6)	$1,870.7	$0.2	$1,870.9
Net income	0.0	0.0	0.0	0.0	309.6	0.0	0.0	309.6	0.0	309.6
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	(13.4)	0.0	(13.4)	0.0	(13.4)
Cash dividends	0.0	0.0	0.0	0.0	(97.4)	0.0	0.0	(97.4)	0.0	(97.4)
Stock purchases	0.0	(1.8)	0.0	0.0	0.0	0.0	(80.2)	(80.2)	0.0	(80.2)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $13.3	0.0	1.6	0.0	40.3	0.0	0.0	9.9	50.2	0.0	50.2
Other stock issuances	0.0	0.1	0.0	0.6	0.0	0.0	0.5	1.1	0.0	1.1

December 31, 2011	146.4	(4.1)	$146.4	$271.7	$1,714.0	$2.9	$(94.4)	$2,040.6	$0.2	$2,040.8
Net income	0.0	0.0	0.0	0.0	349.8	0.0	0.0	349.8	0.0	349.8
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	(0.4)	0.0	(0.4)	0.0	(0.4)
Cash dividends	0.0	0.0	0.0	0.0	(134.5)	0.0	0.0	(134.5)	0.0	(134.5)
Stock purchases	0.0	(5.0)	0.0	0.0	0.0	0.0	(250.4)	(250.4)	0.0	(250.4)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $15.4	0.0	1.5	0.0	45.9	0.0	0.0	8.5	54.4	0.0	54.4
Other stock issuances	0.0	0.0	0.0	1.2	0.0	0.0	0.2	1.4	0.0	1.4

December 31, 2012	146.4	(7.6)	$146.4	$318.8	$1,929.3	$2.5	$(336.1)	$2,060.9	$0.2	$2,061.1
Net income	0.0	0.0	0.0	0.0	394.4	0.0	0.0	394.4	0.0	394.4
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	(2.3)	0.0	(2.3)	0.0	(2.3)
Cash dividends	0.0	0.0	0.0	0.0	(155.2)	0.0	0.0	(155.2)	0.0	(155.2)
Stock purchases	0.0	(0.9)	0.0	0.0	0.0	0.0	(50.1)	(50.1)	0.0	(50.1)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $13.4	0.0	1.0	0.0	34.1	0.0	0.0	18.1	52.2	0.0	52.2
Other	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	(0.1)

December 31, 2013	146.4	(7.5)	$146.4	$352.9	$2,168.5	$0.2	$(368.1)	$2,299.9	$0.1	$2,300.0

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except share and per share data)

1. Significant Accounting Policies

Business

The Company, founded in 1846, develops, manufactures and markets a broad range of household, personal care and specialty products. The Company sells its consumer products under a variety of brands through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar, pet and other specialty stores and websites, all of which sell the products to consumers. The Company also sells specialty products to industrial customers and distributors.

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the U.S. and include the accounts of the Company and its majority-owned subsidiaries. For equity investments in which the Company does not control or have the ability to exert significant influence over the investee, which generally is when the Company has less than a 20% ownership interest, the investments are accounted for under the cost method. In circumstances where the Company has greater than a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee, the investment is accounted for under the equity method. As a result, the Company accounts for its 50% interest in its Armand Products Company (“Armand”) joint venture, 50% interest in The ArmaKleen Company (“ArmaKleen”) joint venture, and its one-third interest in its Natronx Technologies, LLC (“Natronx”) joint venture under the equity method. Armand, ArmaKleen and Natronx are specialty chemical businesses, and the Company’s equity earnings (losses) in them are reported in the Company’s corporate segment, as described in Note 18. None of these entities are considered a significant subsidiary; therefore, summarized financial statement data is not presented.

On June 1, 2011, the Company effected a two-for-one stock split of the Common Stock in the form of a 100% stock dividend. All applicable amounts in the consolidated financial statements, including earnings per share and related disclosures, have been retroactively adjusted to reflect the stock split.

Fiscal Calendar

Beginning January 1, 2012, the Company changed its 4 week—4 week—5 week quarterly reporting calendar to a month-end quarterly calendar. This change eliminated differences in the number of days in the first and fourth quarters of the year, when the Company provided year-over-prior year comparisons beginning in 2013. These differences did not have a material effect on the comparative results of the quarterly periods in 2012 and 2011.

In addition, as a result of the Company’s transition to a new information system in North America during 2011 and 2012, in the fourth quarter 2011 the Company eliminated a one month reporting lag for its U.K, France and Australia subsidiaries to be consistent with the fiscal calendar of the Company and its other subsidiaries. Due to the elimination of the reporting lag, 13 fiscal months of financial results are included in 2011 for the affected subsidiaries. The implementation of the new information system enables the Company to timely consolidate these results. The elimination of the reporting lag is considered a change in accounting principle. The Company considered this change to be preferable because it provides more current information to the users of its financial statements and eliminates the need to track and reconcile material intervening transactions. The Company has determined that the impact of the extra month is not material to its financial statements and, therefore, has not retrospectively adjusted prior year amounts. The elimination of the reporting lag also resulted in the inclusion of the extra month within the fourth quarter of 2011 for the affected subsidiaries, which increased 2011 fourth quarter annual net sales by $14.3, and had a negligible impact on net income.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

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

Cost of Sales, Marketing and Selling, General and Administrative Expenses

Cost of sales include costs related to the manufacture of the Company’s products, including raw material, inbound freight, direct labor (including employee compensation benefits) and indirect plant costs such as plant supervision, receiving, inspection, maintenance labor and materials, depreciation, taxes and insurance, purchasing, production planning, operations management, logistics, freight to customers, warehousing costs, internal transfer freight costs and plant impairment charges.

Marketing expenses include costs for advertising (excluding the costs of cooperative advertising programs, which are reflected in net sales), costs for coupon insertion (mainly the cost of printing and distribution), consumer promotion costs (such as on-shelf advertisements and floor ads), public relations, package design expense and market research costs.

Selling, general and administrative (“SG&A”) expenses include, among others, costs related to functions such as sales, corporate management, research and development, marketing administration, information

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

technology and legal. Such costs include salary compensation related costs (such as benefits, incentive compensation and profit sharing), stock option costs, travel and entertainment related expenses, professional and other consulting fees and amortization of intangible assets.

Foreign Currency Translation

Unrealized gains and losses related to currency translation are recorded in Accumulated Other Comprehensive Income (Loss). Gains and losses on foreign currency transactions are recorded in the Consolidated Statements of Income.

Cash Equivalents

Cash equivalents consist of highly liquid short-term investments and term bank deposits, which mature within three months of their original maturity date.

Inventories

Inventories are valued at the lower of cost or market. Approximately 17% and 20% of the inventory at December 31, 2013 and 2012, respectively, including substantially all inventory in the Company’s Specialty Products Division (“SPD”) segment as well as domestic inventory sold primarily under the ARM & HAMMER trademark in the Consumer Domestic segment, was determined utilizing the last-in, first-out (“LIFO”) method. The cost of the remaining inventory was determined using the first-in, first-out (“FIFO”) method. The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. Estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products. The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to reflect inventory at net realizable value were $10.1 at December 31, 2013, and $5.7 at December 31, 2012.

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

PP&E are reviewed annually and whenever events or changes in circumstances indicate that possible impairment exists. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of Company assets and liabilities. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews to identify idle and underutilized equipment, and reviews business plans for possible impairment. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

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

Fair Value of Financial Instruments

Certain financial instruments are required to be recorded at fair value. The estimated fair values of such financial instruments (including investment securities and derivatives) have been determined using market information and valuation methodologies. Changes in assumptions or estimation methods could affect the fair value estimates. Other financial instruments, including cash equivalents and short-term debt, are recorded at cost, which approximates fair value. Additional information regarding the Company’s risk management activities, including derivative instruments and hedging activities, are separately disclosed.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment at least annually using a discounted cash flow model. Intangible assets with finite lives are amortized over their estimated useful lives, which range from 3-20 years, using the straight-line method, and reviewed for impairment when changes in market circumstances occur.

Research and Development

The Company incurred research and development expenses in the amount of $61.8, $54.8 and $55.1 in 2013, 2012 and 2011, respectively. These expenses are included in SG&A expenses.

Earnings Per Share (“EPS”)

Basic EPS is calculated based on income available to holders of the Company’s common stock (“Common Stock”) and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential Common Stock issuable pursuant to the exercise of outstanding stock options. The following table sets forth a reconciliation of the weighted-average number of shares of Common Stock outstanding to the weighted-average number of shares outstanding on a diluted basis:

	2013	2012	2011
Weighted average common shares outstanding—basic	138.6	140.1	143.2
Dilutive effect of stock options	2.6	2.6	2.6

Weighted average common shares outstanding—diluted	141.2	142.7	145.8

Antidilutive stock options outstanding	1.6	1.6	0.7

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

Employee and Director Stock Option Based Compensation

The fair value of share-based compensation is determined at the grant date and the related expense is recognized over the required employee service period in which the share-based compensation vests. In 2013, the Company recorded pre-tax expense of $17.0 associated with the fair-value of unvested stock options and restricted stock awards, of which $15.5 was included in SG&A expenses and $1.5 was included in cost of goods sold.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized. The Company records liabilities for potential assessments in various tax jurisdictions under Accounting Standards Codification Topic (“ASC”) Topic 740, Income Taxes. The liabilities relate to tax return positions that, although supportable by the Company, may be challenged by the tax authorities and do not meet the minimum recognition threshold required under applicable accounting guidance for the related tax benefit to be recognized in the income statement. The Company adjusts this liability as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations. Many of the judgments involved in adjusting the liability involve assumptions and estimates that are highly uncertain and subject to change. In this regard, settlement of any issue with, or an adverse determination in litigation against, a taxing authority could require the use of cash and result in an increase in the Company’s annual tax rate. Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to the Company’s annual tax rate.

New Accounting Pronouncements Adopted

During the first quarter of 2013, the Financial Accounting Standards Board (“FASB”) issued guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to present information about significant items reclassified out of accumulated other comprehensive income either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The Company elected to present the requirements in the notes to the financial statements (see Note 15). The adoption of the new pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued guidance requiring an entity to net its liability for unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating losses or similar tax loss carryforwards or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available as of reporting date to settle any additional income taxes resulting from disallowance of the uncertain tax position or the entity does not intend to use these carryforwards for this purpose. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2013 and interim periods within those years. This new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis were derivative instruments and are further described in Note 3. The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the twelve months ended December 31, 2013.

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2013 and December 31, 2012.

		December 31, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash equivalents	Level 2	$318.5	$318.5	$223.2	$223.2
Note receivable	Level 2	0.0	0.0	0.1	0.1
Financial Liabilities:
Short-term borrowings	Level 2	153.8	153.8	253.8	253.8
2.875% Senior notes	Level 2	399.7	369.8	399.6	392.6
3.35% Senior notes	Level 2	249.8	258.2	249.8	264.1

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Cash Equivalents: Cash equivalents consist of highly liquid short-term investments and term bank deposits, which mature within three months of their original maturity date. The estimated fair value of the Company’s cash and cash equivalents approximates their carrying value.

Note Receivable: The fair value of the note receivable reflects what management believes is the appropriate interest factor at December 31, 2012 based on similar risks in the market.

Short-Term Borrowings: The carrying amounts of the Company’s unsecured lines of credit and commercial paper issuances approximates fair value because of their short maturities and variable interest rates.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

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

During 2013 and 2012, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments. The tables following the discussion of the derivative instruments below summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated statements of income and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During 2012 and 2013, the Company entered into hedge agreements with financial counterparties to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The floating rate payment is determined on a monthly basis, based on the average price of the Department of Energy’s Diesel Fuel Index price during the applicable month, and is designed to offset any increase or decrease in fuel surcharge payments that the Company pays to its common carriers. The agreements covered approximately 45% of the Company’s diesel fuel requirements for 2013 and are expected to cover approximately 34% of the Company’s estimated diesel fuel requirements for 2014. These agreements qualify for hedge accounting, and therefore, changes in the fair value of diesel fuel hedge agreements are recorded in Accumulated Other Comprehensive Income on the balance sheet and in the Company’s consolidated statement of other comprehensive income.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in U.S. Dollar, Canadian Dollar, British Pound and Euro. The Company has entered into forward exchange contracts to protect itself from the risk that, due to fluctuations in currency exchange rates, it would be adversely affected by net cash outflows. The face value of the unexpired contracts as of December 31, 2013 totaled $25.6 in U.S. Dollars. The contracts qualify as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

Derivatives not Designated as Hedging Instruments

Equity Derivatives

The Company has entered into equity derivative contracts covering the Common Stock in order to minimize its liability under its Executive Deferred Compensation Plan resulting from changes in the quoted fair values of the Common Stock to participants who have investments under the Plan in a notional Common Stock fund. The contracts are settled in cash. Since the equity derivatives contracts do not qualify for hedge accounting, the Company is required to mark such contracts to market throughout the contract term and record changes in fair value in the consolidated statement of income.

The following tables summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on its Consolidated Statements of Income and on other comprehensive income (“OCI”):

		Notional Amount	Fair Value at December 31,
	Balance Sheet Location	December 31, 2013	2013	2012
Derivatives designated as hedging instrument
Asset Derivatives
Diesel fuel contracts	Other current assets	$3.9	$0.3	$0.2
Foreign exchange contracts	Other current assets	$25.6	0.5	0.1

Total assets			$0.8	$0.3

Derivatives not designated as hedging instrument
Asset Derivatives
Equity derivatives	Other current assets	$23.3	$2.4	$0.9

Total assets			$2.4	$0.9

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

		Amount of Gain (Loss) Recognized in OCI from Derivatives for the Year ended December 31,
	Other Comprehensive Income (Loss) Location	2013	2012	2011
Derivatives designated as hedging instruments
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	$0.1	$0.1	$(0.3)
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	0.2	0.8	1.5

Total gain (loss) recognized in OCI		$0.3	$0.9	$1.2

		Amount of Gain (Loss) Recognized in Income for the Year ended December 31,
	Income Statement Location	2013	2012	2011
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$5.3	$3.1	$3.9
Foreign exchange contracts	Selling, general and administrative expenses	(0.1)	(1.5)	(0.1)

Total gain (loss) recognized in income		$5.2	$1.6	$3.8

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

The fair value of the equity derivatives is based on the quoted market prices of the Common Stock at the end of each reporting period.

4. Inventories

Inventories consist of the following:

	December 31, 2013	December 31, 2012
Raw materials and supplies	$70.2	$71.7
Work in process	30.4	22.4
Finished goods	149.9	148.1

Total	$250.5	$242.2

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

Inventories valued using the LIFO method totaled $42.3 and $49.0 at December 31, 2013 and 2012, respectively, and would have been approximately $4.8 and $5.6 higher, respectively, had they been valued using the FIFO method. The amount of LIFO liquidations in 2013 and 2012 were immaterial.

5. Property, Plant and Equipment

PP&E consist of the following:

	December 31, 2013	December 31, 2012
Land	$25.7	$26.0
Buildings and improvements	280.4	276.8
Machinery and equipment	577.5	562.7
Software	83.0	80.6
Office equipment and other assets	57.7	55.1
Construction in progress	42.9	21.0

Gross Property, Plant and Equipment	1,067.2	1,022.2
Less accumulated depreciation and amortization	473.1	436.2

Net Property, Plant and Equipment	$594.1	$586.0

	For the Year Ended December 31,
	2013	2012	2011
Depreciation and amortization on PP&E	$59.7	$56.0	$49.8

Interest charges capitalized (in construction in progress)	$0.4	$0.8	$1.9

The Company recognized charges related to equipment obsolescence, which occur in the ordinary course of business, and plant impairment charges during the three year period ended December 31, 2013 as follows:

	For the Year Ended December 31,
	2013	2012	2011
Segments:
Consumer Domestic	$1.7	$1.6	$1.9
Consumer International	0.0	0.4	0.2
Specialty Products	0.1	0.1	1.0

Total	$1.8	$2.1	$3.1

The 2013 and 2012 Consumer Domestic and SPD charges are due to the idling of equipment and the 2012 Consumer International charge is due to the cancelation of a software project. The Consumer Domestic charge recorded in 2011 is a result of the idling of equipment. The SPD charge recorded in 2011 is associated with the Company’s decision to explore strategic options for the chemical business in Brazil.

6. Acquisitions

On October 1, 2012, the Company acquired all of the issued and outstanding capital stock of Avid Health, Inc. (“Avid Health”) for $652.8. The Company financed the acquisition with a combination of proceeds from an

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

underwritten public offering of $400 aggregate principal amount of 2.875% Senior Notes due 2022, the issuance of commercial paper and cash. Products acquired in the acquisition include L’IL CRITTERS children’s gummy form dietary supplements and VITAFUSION adult gummy form dietary supplements. These dietary supplement brands are managed principally within the Consumer Domestic and Consumer International segments.

On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3. The Company paid for the acquisition from available cash. The technology is managed principally within the Consumer Domestic segment.

On June 28, 2011, the Company acquired the BATISTE dry shampoo brand (“BATISTE”) from Vivalis Limited for cash consideration of $64.8. The Company paid for the acquisition from available cash. BATISTE annual sales were approximately $20.0 before the acquisition. The BATISTE brand is managed within the Consumer International segment.

The final fair values of the net assets acquired in 2012 for Avid Health, including the 2013 adjustments to fair value, and the fair values of the assets acquired in 2011 are below. The 2013 measurement period adjustments were not retrospectively adjusted as of December 31, 2012 as the amounts were not material.

	2012
Avid Health	Acquisition Date Preliminary Fair Value	Measurement Period Adjustments	Acquisition Date Final Fair Value
Inventory	$38.5	$0.3	$38.8
Accounts receivables, net	29.6	(0.3)	29.3
Other current assets	1.9	0.0	1.9
Property, plant and equipment	33.4	(1.8)	31.6
Long-term assets	0.0	1.4	1.4
Tradenames and other intangibles	376.9	(14.7)	362.2
Goodwill	345.4	8.4	353.8

Total Assets	$825.7	$(6.7)	$819.0
Other current liabilities	(19.3)	(0.2)	(19.5)
Deferred income taxes	(154.1)	7.4	(146.7)

Purchase Price	$652.3	$0.5	$652.8

	2011
	Batiste	Oral Care Technology License	Total
Inventory	$1.0	$0.0	$1.0
Tradenames and other intangibles	53.1	4.3	57.4
Goodwill	10.7	0.0	10.7

Total Assets	64.8	4.3	69.1
Liabilities	0.0	0.0	0.0

Purchase Price	$64.8	$4.3	$69.1

The weighted-average life of the amortizable intangible assets recognized from the Avid Health and BATISTE acquisitions was 15 years, and the weighted-average life of the technology intangible asset recognized

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

from the 2011 oral care technology acquisitions was 7 years. Unaudited pro forma results for 2012 and 2011 reflecting the Avid Health acquisition are presented below. Pro forma results reflecting acquisitions in 2011 are not presented because they are not material.

	Twelve Months Ended		Twelve Months Ended
Unaudited consolidated pro forma results	December 31, 2012		December 31, 2011
	Reported	Pro forma	Reported	Pro forma
Net Sales	$2,921.9	$3,106.0	$2,749.3	$2,947.8
Net Income	$349.8	$374.9	$309.6	$318.2
Net Income per share—Basic	$2.50	$2.68	$2.16	$2.22
Net Income per share—Diluted	$2.45	$2.63	$2.12	$2.18

These pro forma results give effect to the Avid Health acquisition as if it occurred on January 1, 2011. 2012 pro forma net income was adjusted to exclude the pre-tax equivalent of $4.4 of acquisition-related costs and $7.6 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. 2011 pro forma net income was adjusted to include these charges.

7. Goodwill and Other Intangibles

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	December 31, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Trade names	$166.8	$(73.9)	$92.9	3-20	$131.1	$(67.1)	$64.0
Customer Relationships	333.0	(100.4)	232.6	15-20	333.8	(81.1)	252.7
Patents/Formulas	43.5	(31.4)	12.1	4-20	43.0	(28.7)	14.3
Non Compete Agreement	1.4	(1.3)	0.1	5-10	1.4	(1.3)	0.1

Total	$544.7	$(207.0)	$337.7		$509.3	$(178.2)	$331.1

Indefinite lived intangible assets—Carrying value
	December 31, 2013				December 31, 2012
Trade names	$866.6				$923.8

The Company recognized trade name impairment charges within SG&A expenses during the three year period ended December 31, 2013 as follows:

	2013	2012	2011
Segments:
Consumer Domestic	$1.9	$0.0	$0.0
Consumer International	4.6	0.0	0.0

Total	$6.5	$0.0	$0.0

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

The trade name impairment charges recorded in 2013 were a result of lower forecasted sales and profitability and increased competition. The amount of the impairment charge was determined by comparing the estimated fair value of the asset to its carrying amount. Fair value was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future. Consequently, the Company determined that a Consumer Domestic and a Consumer International trade name should be re-characterized from indefinite lived to finite lived assets. The carrying value of these trade names is approximately $35.7 and will be amortized over 15 years. The Company determined that the remaining carrying value of all trade names was recoverable based upon the forecasted cash flows and profitability of the brands.

Intangible amortization expense amounted to $28.9 for 2013, $26.8 for 2012 and $25.2 for 2011. The Company estimates that intangible amortization expense will be approximately $30.2 in 2014 and approximately $30.0 in each of the next five years.

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2011	$801.0	$47.2	$20.2	$868.4
Avid Health acquired goodwill	345.4	0.0	0.0	345.4

Balance December 31, 2012	$1,146.4	$47.2	$20.2	$1,213.8
Avid Health purchase price allocation adjustment	8.4	0.0	0.0	8.4

Balance December 31, 2013	$1,154.8	$47.2	$20.2	$1,222.2

The Company performed its annual goodwill impairment test as of the beginning of the second quarter of 2013, and no adjustments were required.

The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.

8. Assets Held for Sale

In March 2013, the Company determined that there were no prospective buyers for its chemical business in Brazil, the assets of which had been classified as “held for sale” in Other Current Assets since December 2011. The assets were reclassified from “held for sale” and recorded as approximately $7.9 of net PP&E and $3.6 of inventories as of December 31, 2012, in the first quarter of 2013.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

laundry detergent and cat litter during the second quarter of 2012, and is expandable to meet future business needs. The Company’s sodium bicarbonate operations and other consumer product manufacturing will remain at the Green River facility.

The Company invested approximately $11 in 2011 and $26.5 in 2012 for a total of approximately $37.5 in capital expenditures in connection with the Victorville Facility. In connection with the opening of the Victorville Facility and changes at the Green River facility, the Company incurred transition expenses such as severance costs, accelerated depreciation of equipment at the Company’s Green River facility and one-time project expenses. The Company recorded approximately $0.7 of accelerated depreciation expense and $2.1 of other transition costs in cost of sales for the year ended 2012. The Company recorded approximately $2.3 of accelerated depreciation expenses and $1.2 of other transition costs in cost of sales for the year ended 2011. These expenditures were recorded in the Consumer Domestic segment. The expenditures related to the Victorville Facility or transition expenses related to the Green River restructuring during 2013 were immaterial.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2013	2012
Trade accounts payable(1)	$256.7	$240.6
Accrued marketing and promotion costs	123.7	91.2
Accrued wages and related benefit costs	67.0	60.6
Other accrued current liabilities(1)	47.7	39.6

Total	$495.1	$432.0

(1)	The Company has corrected the classification of amounts included within trade accounts payable and other accrued current liabilities as of December 31, 2012. This reclassification to the 2012 disclosure resulted in a decrease to trade accounts payable of $18.3 and a corresponding increase in other accrued current liabilities of $18.3.

11. Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	2013	2012
Short-term borrowings
Commercial paper issuances	$150.0	$250.0
Various debt due to international banks	3.8	3.8

Total short-term borrowings	$153.8	$253.8

Long-term debt
2.875% Senior notes due October 1, 2022	$400.0	$400.0
Less: Discount	(0.3)	(0.4)
3.35% Senior notes due December 15, 2015	250.0	250.0
Less: Discount	(0.2)	(0.2)

Net long-term debt	$649.5	$649.4

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

2.875% Senior Notes

On September 26, 2012, the Company closed an underwritten public offering of $400 aggregate principal amount of 2.875% Senior Notes due October 1, 2022 (the “2022 Notes”). The 2022 Notes were issued under the second supplemental indenture (the “Second Supplemental Indenture”), dated September 26, 2012, to the indenture dated December 15, 2010 (the “Base Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”), as trustee. Interest on the 2022 Notes is payable semi-annually, beginning April 1, 2013. The 2022 Notes will mature on October 1, 2022, unless earlier retired or redeemed as described below.

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

3.35% Senior Notes

On December 15, 2010, the Company completed an underwritten public offering of $250 aggregate principal amount of 3.35% senior notes due 2015 (the “2015 Notes”). The 2015 Notes were issued under the Base Indenture, and a first supplemental indenture (the “First Supplemental Indenture”), dated December 15, 2010, between the Company and BNY Mellon, as trustee. On December 30, 2010, the proceeds of the offering were utilized to retire the outstanding $250 principal amount of the Company’s 6% Senior Subordinated Notes due 2012. Interest on the 2015 Notes is payable on June 15 and December 15 of each year, beginning June 15, 2011. The 2015 Notes will mature on December 15, 2015, unless earlier retired or redeemed as described below.

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

(Dollars in millions, except share and per share data)

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

In addition, the Company has agreed to cause each subsidiary that guarantees its obligations under its Credit Agreement to guarantee the Company’s obligations under the 2015 Notes on a senior unsecured basis. Currently, none of the Company’s subsidiaries guarantee the Company’s obligations under its Credit Agreement.

Commercial Paper

In the third quarter of 2011, the Company entered into an agreement with two banks to establish a commercial paper program (the “Program”). Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500. The maturities of the notes will vary but may not exceed 397 days. The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the rating agencies designated in the agreement at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement. If, for any reason, the Company is unable to access the commercial paper market, the revolving credit facility would be utilized to meet the Company’s short-term liquidity needs. The Company had $150.0 of commercial paper outstanding as of December 31, 2013 with an interest rate less than 0.4% and $250.0 as of December 31, 2012 with an interest rate less than 0.5%.

Revolving Credit Facility

On November 18, 2010, the Company replaced its former credit facility with a $500 unsecured revolving credit facility (as amended, the “Credit Agreement”). Under the Credit Agreement, the Company has the ability to increase its borrowing up to an additional $500, subject to lender commitments and certain conditions as described in the Credit Agreement.

On August 4, 2011, the Company amended the Credit Agreement to support its $500 commercial paper program (the “Program”). Total combined borrowing for both the Credit Agreement and the Program may not exceed $500. Unless extended, the Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on August 4, 2016.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

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

Other Debt

QGN has lines of credit that enable it to borrow in its local currency subject to various interest rates that fluctuate with the interbank interest rate. The various lines of credit will expire during the first two quarters of 2014, but are expected to be renewed. Amounts available under the lines of credit total $5.6. There were borrowings of $3.8 outstanding as of December 31, 2013 and 2012 under the lines of credit.

12. Income Taxes

The components of income before taxes are as follows:

	2013	2012	2011
Domestic	$544.5	$481.8	$441.1
Foreign	53.3	60.7	53.5

Total	$597.8	$542.5	$494.6

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

	2013	2012	2011
Current:
U.S. federal	$151.7	$132.0	$92.7
State	24.7	27.7	16.3
Foreign	15.9	19.8	16.6

	192.3	179.5	125.6

Deferred:
U.S. federal	12.6	11.4	48.7
State	(1.7)	1.6	(3.3)
Foreign	0.2	0.2	14.0

	11.1	13.2	59.4

Total provision	$203.4	$192.7	$185.0

Deferred tax assets (liabilities) consist of the following at December 31:

	2013	2012
Deferred tax assets:
Accounts receivable	$4.4	$6.5
Deferred compensation	57.2	49.7
Pension, postretirement and postemployment benefits	9.7	16.5
Reserves	31.6	26.1
Tax credit carryforwards/other tax attributes	1.5	1.2
International operating loss carryforwards	8.1	9.2

Total gross deferred tax assets	112.5	109.2
Valuation allowances	(13.0)	(15.7)

Total deferred tax assets	99.5	93.5

Deferred tax liabilities:
Goodwill	(159.7)	(145.1)
Tradenames and other intangibles	(292.2)	(289.4)
Property, plant and equipment	(106.2)	(108.8)

Total deferred tax liabilities	(558.1)	(543.3)

Net deferred tax liability	$(458.6)	$(449.8)

Current net deferred tax asset	$16.6	$17.6
Long term net deferred tax asset	0.8	2.6
Long term net deferred tax liability	(476.0)	(470.0)

Net deferred tax liability	$(458.6)	$(449.8)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

	2013	2012	2011
Statutory rate	35%	35%	35%
Tax that would result from use of the federal statutory rate	$209.2	$189.9	$173.1
State and local income tax, net of federal effect	14.9	19.0	12.1
Varying tax rates of foreign affiliates	(3.1)	(1.8)	(2.5)
Benefit from domestic manufacturing deduction	(13.2)	(11.6)	(8.3)
Resolution of tax contingencies	0.0	(3.2)	(3.7)
Valuation Allowances	0.6	0.6	14.3
Other	(5.0)	(0.2)	0.0

Recorded tax expense	$203.4	$192.7	$185.0

Effective tax rate	34.0%	35.5%	37.4%

At December 31, 2013, foreign subsidiaries of the Company had net operating loss carryforwards of approximately $28.0. Approximately $3.7 of such net operating loss carryforwards expire on various dates through December 31, 2018. The remaining net operating loss carryforwards are not subject to expiration.

The Company believes that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $8.1 and $9.2 at December 31, 2013 and 2012, respectively, on the deferred tax asset relating to these net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of QGN will not be realized. In recognition of this risk, the Company maintains a valuation allowance of $4.9 and $6.5 at December 31, 2013 and 2012, respectively, on these deferred tax assets.

The Company had undistributed earnings of foreign subsidiaries of approximately $271.8 at December 31, 2013 for which deferred taxes have not been provided. These earnings, which are considered to be permanently reinvested, would be subject to U.S. tax if they were remitted as dividends. It is not practicable to determine the deferred tax liability on these earnings.

The Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities. Under applicable accounting guidance, these tax positions do not meet the minimum threshold required for the related tax benefit to be recognized in the income statement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Unrecognized tax benefits at January 1	$9.1	$13.1	$24.6
Gross increases—tax positions in prior period	0.9	1.9	1.0
Gross decreases—tax positions in prior period	0.0	(3.2)	(5.5)
Settlements	(3.7)	(2.6)	(6.8)
Lapse of statute of limitations	(0.4)	(0.1)	(0.2)

Unrecognized tax benefits at December 31	$5.9	$9.1	$13.1

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

In 2012, the Company recognized a benefit from the reversal of approximately $3.3 in income tax expense and incurred $0.2 in pretax interest expense associated with certain tax liabilities as a result of the settlement of an IRS audit for the years 2008 and 2009 and the lapse of applicable statutes of limitation of several state taxing authorities. In 2011, the Company recognized a benefit from the reversal of approximately $3.7 in income tax expense and $1.6 in pretax interest expense associated with certain tax liabilities as a result of the settlement of various state audits and the lapse of applicable statutes of limitation of several state taxing authorities.

Included in the balance of unrecognized tax benefits at December 31, 2013, 2012 and 2011 are $5.7, $8.7 and $12.1, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2013, 2012 and 2011, are $0.2, $0.4 and $1.0, respectively, of tax benefits that, if recognized, would result in adjustments to balance sheet tax accounts, primarily deferred taxes.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and international jurisdictions. The tax years 2010 and 2011 are currently under audit by the U.S. Internal Revenue Service and several state taxing authorities. In addition, certain statutes of limitations are scheduled to expire in the near future. The Company does not anticipate that the settlement of audits and the expirations of statutes of limitations within the next twelve months will result in a significant change in unrecognized tax benefits.

The Company’s policy for recording interest associated with uncertain tax positions is to record interest as a component of income before income taxes. During the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011, the Company recognized a net reversal of accrued interest expense associated with uncertain tax positions of approximately $0.1, $0.3, and $1.9, respectively. As of December 31, 2013 and December 31, 2012, the Company had $0.3 and $0.4, respectively, in accrued interest expense related to unrecognized tax benefits.

13. Benefit Plans

Defined Benefit Retirement Plans

The Company has defined benefit pension plans covering certain international employees. Pension benefits to retired employees are based upon the employees’ length of service and a percentage of their qualifying compensation during the final years of employment. The Company’s pension funding policy is consistent with federal/statutory funding requirements and, in December 2013, the Company made voluntary contributions of $13.0 to its international plans. The Company also maintains unfunded postretirement plans, which provide medical benefits for eligible U.S. retirees and their dependents and for retirees and employees in Canada. The cost of such benefits is recognized during the employees’ respective active working careers. The Company recognizes the unfunded status of a benefit plan in the balance sheet as a long-term liability and recognizes the overfunded status of any benefit plan as a long-term asset. Any previously unrecognized gains or losses are recorded in the equity section of the balance sheet within accumulated other comprehensive income.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

The following table provides information on the status of the defined benefit plans at December 31:

	Pension Plans		Nonpension Postretirement Plans
	2013	2012	2013	2012
Change in Benefit Obligation:
Benefit obligation at beginning of year	$99.7	$88.1	$30.0	$27.2
Service cost	1.1	0.9	0.4	0.4
Interest cost	4.0	4.2	1.1	1.2
Plan participants’ contributions	0.0	0.0	0.3	0.2
Actuarial loss (gain)	0.7	7.0	(4.9)	2.5
Settlements/curtailments	0.0	0.0	(2.7)	(0.4)
Effects of exchange rate changes / other	(0.9)	3.6	(0.4)	0.1
Benefits paid	(4.0)	(4.1)	(2.0)	(1.2)

Benefit obligation at end of year	$100.6	$99.7	$21.8	$30.0

Change in Plan Assets:
Fair value of plan assets at beginning of year	$78.8	$70.5	$0.0	$0.0
Actual return on plan assets (net of expenses)	8.1	5.1	0.0	0.0
Employer contributions	17.5	4.4	1.7	1.0
Plan participants’ contributions	0.0	0.0	0.3	0.2
Effects of exchange rate changes / other	(0.2)	2.9	0.0	0.0
Benefits paid	(4.0)	(4.1)	(2.0)	(1.2)

Fair value of plan assets at end of year	$100.2	$78.8	$0.0	$0.0

Funded status at end of year, recorded in Pension and Postretirement Benefits	$(0.4)	$(20.9)	$(21.8)	$(30.0)

Amounts Recognized in Accumulated Other Comprehensive Income:
Prior Service Credit	$0.1	$0.2	$(2.3)	$(0.8)
Actuarial Loss	18.5	23.4	0.8	5.9

Net Loss (Income) Recognized in Accumulated Other Comprehensive Income	$18.6	$23.6	$(1.5)	$5.1

Amounts recognized in the statement of financial position consist of:

	Pension Plans		Nonpension Postretirement Plans
	2013	2012	2013	2012
Pension and Postretirement Benefits	$(3.4)	$(20.9)	$(21.8)	$(30.0)
Other Assets	3.0	0.0	0.0	0.0
Accumulated Other Comprehensive Loss (Income)	18.6	23.6	(1.5)	5.1

Net amount recognized at end of year	$18.2	$2.7	$(23.3)	$(24.9)

Accumulated benefit obligation	$95.4	$96.3	$0.0	$0.0

In 2013, the change in accumulated other comprehensive loss (income) was a $5.0 decrease in the Company’s remaining pension plan obligations and a $6.6 decrease in postretirement benefit plan obligations. The changes are related to the change in discount rates for all plans and other actuarial assumptions.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Pension Plans		Nonpension Postretirement Plans
	2013	2012	2013	2012
Discount Rate	4.48%	4.16%	4.56%	3.89%
Rate of Compensation increase	3.33%	3.33%	N/A	N/A

Net Pension and Net Postretirement Benefit Costs consisted of the following components:

	Pension Costs			Nonpension Postretirement Costs
	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$1.1	$0.9	$0.9	$0.4	$0.4	$0.4
Interest cost	4.0	4.2	4.6	1.1	1.2	1.3
Expected return on plan assets	(4.2)	(3.9)	(4.3)	0.0	0.0	0.0
Amortization of prior service cost	0.0	0.0	0.0	(0.8)	(0.1)	0.1
Settlements/curtailments	0.0	0.0	0.0	(0.3)	0.0	0.0
Recognized actuarial loss (gain)	0.9	0.2	0.0	0.1	0.2	0.0

Net periodic benefit cost	$1.8	$1.4	$1.2	$0.5	$1.7	$1.8

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Pension Plans			Nonpension Postretirement Plans
	2013	2012	2011	2013	2012	2011
Discount Rate	4.15%	4.75%	5.34%	3.92%	4.31%	5.28%
Rate of Compensation increase	3.33%	3.33%	3.68%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.45%	5.35%	5.87%	N/A	N/A	N/A

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

The expected long-term rate of return on pension plan assets is selected by taking into account the historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and known economic and market conditions at the time of valuation. A 50 basis point change in the expected long-term rate of return would result in an approximate $0.5 change in pension expense for 2014.

In 2014, amounts related to defined benefit plans in accumulated other comprehensive income expected to be recognized in the income statement are estimated to be income of approximately $1.2.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

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

The fair values of the Company’s defined benefit pension plan assets by asset category are as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash & Cash Equivalents	$1.0	$1.0	$0.0	$0.0
Equity Securities—Mutual Funds(a)	14.3	0.9	13.4	0.0
Bond Funds(b)	9.8	0.1	9.7	0.0
Global Multi-strategy Fund(c)	31.8	0.0	0.0	31.8
Insurance Investment Contract(d)	5.3	0.0	0.0	5.3
Government Fixed Income Securities(e)	15.0	0.0	15.0	0.0
Other(f)	1.6	0.1	1.5	0.0

December 31, 2012	$78.8	$2.1	$39.6	$37.1

Cash & Cash Equivalents	$9.0	$9.0	$0.0	$0.0
Equity Securities—Mutual Funds(a)	16.1	1.0	15.1	0.0
Money Market Funds	6.6	0.0	6.6	0.0
Bond Funds(b)	9.3	0.0	9.3	0.0
Global Multi-strategy Fund(c)	37.8	0.0	0.0	37.8
Insurance Investment Contract(d)	5.9	0.0	0.0	5.9
Government Fixed Income Securities(e)	15.3	0.0	15.3	0.0
Other(f)	0.2	0.2	0.0	0.0

December 31, 2013	$100.2	$10.2	$46.3	$43.7

(a)	The equity securities represent mutual funds held primarily by the pension plans in Canada, which include both domestic and international equity securities. Mutual funds are valued at quoted market prices, which represent the net asset values of shares held by the plans as of December 31, 2012 and December 31, 2013.
(b)	The bond funds constitutes investments primarily for the pension plans in Canada and the fund consists of investments in Canadian government, corporate and municipal or local governments bonds.
(c)	The global multi-strategy fund constitutes investments for the pension plans in the United Kingdom. The fund is a fund of funds invested in a series of diverse international equity funds and fixed income funds. The Global Multi-strategy fund is valued at quoted market prices which represent the net asset value of the units held at December 31, 2012 and December 31, 2013.
(d)	The insurance investment contract is in the form of an insurance policy that is held by the pension plans in the United Kingdom. The investment of the underlying assets is in various managed funds. Insurance contracts are valued at book value, which approximates fair value, and are calculated using the prior year balance adjusted for investment returns and changes in cash flows.
(e)	Government fixed income securities held by pension plans in the United Kingdom are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.
(f)	Other category includes other investments for pension plans in the International subsidiaries.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Investments) are as follows:

	Global Multi- strategy Fund	Insurance Investment Contract	Total
Investments
Balance at December 31, 2011	$27.7	$4.7	$32.4
Net realized and unrealized gains (loss)	2.8	0.4	3.2
Effects of exchange rate changes	1.3	0.2	1.5

Balance at December 31, 2012	$31.8	$5.3	$37.1
Net realized and unrealized gains (loss)	5.3	0.5	5.8
Effects of exchange rate changes	0.7	0.1	0.8

Balance at December 31, 2013	$37.8	$5.9	$43.7

The Company made cash contributions of approximately $17.5 to its pension plans in 2013, including voluntary contributions of $13.0. The Company estimates it will be required to make cash contributions to its pension plans of approximately $3.4 in 2014 to offset 2014 benefit payments and administrative costs in excess of investment returns.

The following benefit payments are expected to be paid from the defined benefit plans:

	Pension Plans	Nonpension Postretirement Plans
2014	$4.3	$1.3
2015	4.8	1.3
2016	4.7	1.4
2017	4.7	1.5
2018	4.7	1.6
2019-2023	25.5	8.9

The accumulated postretirement benefit obligation has been determined by application of the provisions of the Company’s medical plans, including established maximums and sharing of costs, relevant actuarial assumptions and health-care cost trend rates projected at approximately 7.6% for 2014 and decreasing to an ultimate rate of approximately 4.5% in 2029. The Company has a maximum annual benefit based on years of service for participants over 65 years of age.

The following chart shows the effect of a 1% change in healthcare cost trends:

	2013	2012
Effect of 1% increase in health-care cost trend rates on:
Postretirement benefit obligation	$0.7	$1.7
Total of service cost and interest cost component	0.9	0.2
Effect of 1% decrease in health-care cost trend rates on:
Postretirement benefit obligation	(0.6)	(1.4)
Total of service cost and interest cost component	(0.7)	(0.1)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

Other Benefit Plans

The Company also maintains a defined contribution profit sharing plan for domestic salaried and certain hourly employees. Amounts charged to earnings for this plan were $15.8, $13.5 and $10.5 in 2013, 2012 and 2011, respectively.

The Company also has a domestic employee 401K savings plan. The Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings. The Company’s matching contributions to the savings plan were $4.5, $3.8 and $3.7 in 2013, 2012 and 2011, respectively.

The Company has an employee stock purchase plan which permits employees to purchase the Company’s Common Stock (“Common Stock”) at a 15% discount to the prevailing market price. No more than $25 thousand can be purchased by any one employee during a plan year. The 15% discount is included in SG&A expenses. Total expenses were $0.6 for 2013 and $0.5 in each of 2012 and 2011.

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

The liability to plan participants for contributions designated for notional investment in Common Stock is based on the quoted fair value of the Common Stock plus any dividends credited. The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Common Stock. At December 31, 2013 and 2012, the amount of the Company’s liability under the deferred compensation plan was $83.5 and $73.0, respectively and the funded balances amounted to $62.8 and $55.3, respectively. The amounts charged to earnings, including the effect of the hedges, totaled $2.8, $2.6, and $2.9 in 2013, 2012 and 2011, respectively.

Non-employee members of the Company’s Board of Directors are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Common Stock. Directors are fully vested in their account balance. As of December 31, 2013, there was approximately 125 thousand shares of Common Stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control.

14. Stock Based Compensation Plans

The Company has options outstanding under four equity compensation plans. Under the Amended and Restated Omnibus Equity Plan, the Company may grant options and other stock-based awards to employees and directors. Under the 1983 Stock Option Plan and the Stock Award Plan, the Company granted options to key management employees. Under the Stock Option Plan for Directors, the Company granted options to non-employee directors. Following adoption of the original Omnibus Equity Plan by stockholders in 2008, no further grants were permitted under the other equity compensation plans. Options outstanding under the plans are issued at market value on the date of grant, vest on the third anniversary of the date of grant and must be

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

exercised within ten years of the date of grant. If, upon termination of a participant’s employment (other than a termination for cause), a participant is at least 55 years old, has at least five years of service, and the sum of the participant’s age and years of service is at least 65, the participant may exercise any stock options granted in 2007 or later within a period of three years from the date of termination or, if earlier, the date such stock options otherwise would have expired, subject to specified conditions. Issuances of Common Stock to satisfy employee option exercises currently are made from treasury stock.

Stock option transactions for the three years ended December 31, 2013 were as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2010	8.8	$22.63
Granted	1.2	40.60
Exercised	(1.6)	16.53
Cancelled	(0.1)	30.22

Outstanding at December 31, 2011	8.3	26.39
Granted	1.6	53.81
Exercised	(1.5)	19.00
Cancelled	(0.2)	35.57

Outstanding at December 31, 2012	8.2	32.81
Granted	1.7	61.89
Exercised	(1.0)	21.47
Cancelled	(0.1)	47.47

Outstanding at December 31, 2013	8.8	$39.47	6.2	$235.8

Exercisable at December 31, 2013	4.5	$26.08	4.2	$180.6

The following table summarizes information relating to options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/2013	Weighted Average Exercise Price
$5.01 - $15.00	0.2	0.5	$14.82	0.2	$14.82
$15.01 - $25.00	1.4	2.6	$20.44	1.4	$20.44
$25.01 - $35.00	2.9	5.1	$29.40	2.9	$29.40
$35.01 - $45.00	1.1	7.0	$40.62	0.0	$0.0
$45.01 - $55.00	1.5	8.3	$53.80	0.0	$0.0
$55.01 - $67.00	1.7	9.4	$61.91	0.0	$0.0

	8.8	6.2	$39.47	4.5	$26.08

The table above represents the Company’s estimate of options fully vested and expected to vest. Expected forfeitures are not material and, therefore, are not reflected in the table above.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

The following table provides information regarding the intrinsic value of stock options exercised, stock compensation expense related to stock option awards and the fair value of stock options issued:

	2013	2012	2011
Intrinsic Value of Stock Options Exercised	$42.2	$48.9	$39.6
Stock Compensation Expense Related to Stock Option Awards	$15.5	$11.0	$10.0
Issued Stock Options	1.7	1.6	1.2
Weighted Average Fair Value of Stock Options issued (per share)	$10.92	$8.92	$7.87
Fair Value of Stock Options Issued	$18.1	$14.2	$9.5

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2013	2012	2011
Risk-free interest rate	1.4%	1.0%	2.0%
Expected life in Years	6.2	6.3	6.2
Expected volatility	21.2%	20.7%	20.9%
Dividend Yield	1.8%	1.8%	1.7%

The fair value of stock options is based upon the Black Scholes option pricing model. The Company determined the options’ life based on historical exercise behavior and their expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2013, there was a fair value of $10.6 related to unamortized stock option compensation expense, which is expected to be recognized over a weighted-average period of approximately one and a half years. The Company’s Consolidated Statements of Cash Flow reflect an add back to Net Cash Provided by Operating Activities of $17.0, $12.4 and $11.0 in 2013, 2012 and 2011, respectively, for non-cash compensation expense, primarily stock option expense. Net Cash Used in Financing Activities includes $13.1, $14.6 and $12.1 in 2013, 2012 and 2011, respectively, of excess tax benefits on stock options exercised. The total tax benefit for 2013, 2012 and 2011 was $13.4, $15.4 and $13.3, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

15. Accumulated Other Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

The components of changes in accumulated other comprehensive income are as follows:

	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$24.5	$(8.0)	$(0.2)	$16.3
Other comprehensive income before reclassifications	(7.3)	(10.0)	1.5	(15.8)
Tax benefit (expense)	0.0	2.7	(0.3)	2.4

Other comprehensive income (loss)	(7.3)	(7.3)	1.2	(13.4)

Balance December 31, 2011	$17.2	$(15.3)	$1.0	$2.9
Other comprehensive income before reclassifications	5.6	(6.8)	(0.9)	(2.1)
Tax benefit (expense)	0.0	1.6	0.1	1.7

Other comprehensive income (loss)	5.6	(5.2)	(0.8)	(0.4)

Balance December 31, 2012	$22.8	$(20.5)	$0.2	$2.5
Other comprehensive income before reclassifications	(10.1)	11.2	(0.8)	0.3
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	1.0	1.0
Tax benefit (expense)	0.0	(3.7)	0.1	(3.6)

Other comprehensive income (loss)	(10.1)	7.5	0.3	(2.3)

Balance December 31, 2013	$12.7	$(13.0)	$0.5	$0.2

(a)	Amounts classified to cost of sales and selling, general and administrative expenses.

16. Commitments, Contingencies and Guarantees

Commitments and Lease obligations

a. Operating lease rent expense, included in income from operations, amounted to $20.9 in 2013, $20.7 in 2012 and $18.2 in 2011. Beginning January 1, 2013, financing lease expense was recorded primarily for the Company’s Corporate Headquarters building. In 2013, interest expense associated with this lease amounted to $4.2 and depreciation expense amounted to $2.5.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

The Company is obligated to pay minimum annual rentals under different operating and financing lease agreements as follows:

	Operating Leases	Financing Leases	Total
2014	$21.5	$5.7	$27.2
2015	17.8	5.8	23.6
2016	13.3	5.8	19.1
2017	11.2	5.8	17.0
2018	10.6	6.1	16.7
2019 and thereafter	30.7	82.3	113.0

Total future minimum lease commitments	$105.1	$111.5	$216.6

b. In December 1981, the Company formed a partnership with a supplier of raw materials that mines and processes sodium-based mineral deposits. The Company purchases the majority of its sodium-based raw material requirements from the partnership. The partnership agreement for the partnership terminates upon two years’ written notice by either partner. Under the partnership agreement, the Company has an annual commitment to purchase 240,000 tons of sodium-based raw materials at the prevailing market price. The Company is not engaged in any other material transactions with the partnership or the Company’s partner, with the exception of the Natronx joint venture, in which the Company and its partner are each one-third owners.

c. As of December 31, 2013, the Company had commitments to acquire approximately $261.2 of raw materials, packaging supplies and services from its vendors at market prices. These commitments enable the Company to respond quickly to changes in customer orders or requirements.

d. As of December 31, 2013, the Company had the following guarantees; (i) $5.1 in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, (ii) an insolvency protection guarantee of approximately $19.4 to one of its United Kingdom pension plans effective January 1, 2011, and (iii) $3.3 worth of assets subject to guarantees for its Brazil operations for value added tax assessments and labor related cases currently under appeal.

e. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3. In addition to this initial payment, the Company is required to make advance royalty payments of up to $5.5 upon the launch of a product utilizing the licensed technology, of which approximately $3.0 had been made as of December 31, 2013. The Company will make an additional $7 license payment upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration (“FDA”) for products incorporating the acquired technology.

Environmental matter

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills. QGN ceased site operations in August 2010. In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills. In addition, despite repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million Brazilian Real (approximately U.S. $2.1 million at current exchange rates) for the discharge of contaminants above allowable limits. The description of the fine included a reference to aggravating factors that may indicate that local “management’s intent” was considered in determining the severity of the fine, which could result in criminal liability for members of local management. In January 2011, QGN filed with IMA an administrative defense to the fine, suspending any enforcement activities pending its defense. IMA has not yet formally responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures, including the removal of the landfills, and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, in February 2011, IMA issued a revised Remediation Notification (the “Revised Remediation Notification”) providing for further site analysis by QGN, including further study of the integrity of the landfills. The Revised Remediation Notification did not include a requirement to remove the landfills; however, it did not foreclose the possibility of such a requirement. QGN has responded to the Revised Remediation Notification providing further information regarding the remediation measures, and is in discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on an appropriate remediation plan. In mid-2011, QGN, consistent with the Revised Remediation Notice, began an additional site investigation and capped the two active landfills. In 2012, QGN drained the waste pond. During the third quarter of 2013, INEMA approved, in writing, the first step in QGN’s proposed remediation plans, the installation of a trench drain to capture and treat groundwater at the site. QGN expects to begin construction of the trench drain in early 2014 and to continue discussions with INEMA concerning the resolution of the fine.

As a result of the foregoing events, the Company accrued approximately $3 million in 2009 and $4.8 million in 2010 for remediation, fines and related costs. Since 2009, the costs of remediation activities and foreign exchange rate changes have reduced the accrual by approximately $3.8 million, to a current amount of $4.0 million. As a result of INEMA’s approval of the first step in QGN’s remediation plans, the Company does not believe that it will be required to remove the landfills. However, it remains reasonably possible that INEMA will require such removal, and the Company could be unsuccessful in appealing such decision. The Company estimates the cost of such landfill removal would be in the range of $30 million to $50 million.

Legal and tax proceedings

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

(Dollars in millions, except share and per share data)

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

In January 2014, the case was settled for an immaterial amount, and the settlement is subject to Court approval. If the Court fails to approve the settlement, the Company will continue to vigorously defend itself in this matter. While it is not currently possible to estimate the amount of any damages or determine the impact of any equitable relief that may be granted if the litigation continues and if there is an adverse outcome, such an outcome could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

h. The Company has recorded liabilities for uncertain income tax positions that, although supportable, may be challenged by tax authorities. The tax years 2010 and 2011 are currently under audit by the U.S. Internal Revenue Service and several state taxing authorities. In addition, certain statutes of limitations are scheduled to expire in the near future. The Company does not anticipate that the settlement of audits and the expirations of statutes of limitations within the next twelve months will result in a significant change in unrecognized tax benefits.

i. In the second quarter of 2013, the Company and SPD Swiss Precision Diagnostics GmbH (“SPD GmbH”) settled the litigation between them arising out of a complaint filed by SPD GmbH against the Company on January 22, 2009 in the U.S. District Court for the Northern District of California. The Company’s motion to transfer the case to the U.S. District Court for the District of New Jersey was granted in April 2009. On January 15, 2010, the Company filed a complaint for declaratory relief against SPD GmbH, also in the New Jersey District Court, and in response SPD GmbH filed counterclaims against the Company. Each party’s initial and subsequent claims against the other had been consolidated before that Court. SPD GmbH alleged that the Company used false and misleading advertising and competed unfairly with respect to its FIRST RESPONSE digital and analog home pregnancy and analog ovulation test kits in violation of the Lanham Act and related state laws. SPD GmbH’s allegations were principally directed to claims included in advertising to the effect that the Company’s digital FIRST RESPONSE pregnancy test kits can detect the pregnancy hormone five days before a woman’s missed menstrual period and that its analog FIRST RESPONSE Early Result Pregnancy Test detects the pregnancy hormone six days before a woman’s missed menstrual period. SPD GmbH sought an order to enjoin the Company from making such claims and to require the Company to remove all such advertising from

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

the marketplace, as well as unspecified damages, trebling of those damages, costs of the action, and reasonable attorneys’ fees. The Company denied all of SPD GmbH’s allegations and asserted claims against SPD GmbH of false and misleading advertising and unfair competition under the Lanham Act and related state laws with respect to certain of SPD GmbH’s advertising claims for its ClearBlue Easy home pregnancy test kit and ovulation detection products. In response, SPD GmbH denied all of the Company’s allegations and asserted counterclaims. On April 11, 2013, without any admission of wrongdoing by either party, the Company and SPD GmbH entered into a settlement agreement pursuant to which all of the Company and SPD GmbH’s claims and counterclaims have been dismissed with prejudice and all other issues related to the litigation have been resolved. As part of the settlement, the Company agreed to provide to SPD GmbH a payment in an amount that is not material to the Company. The Company believes that its advertising practices in question in the litigation are and have been in full compliance with applicable law.

j. In conjunction with the Company’s acquisition and divestiture activities, the Company entered into select guarantees and indemnifications of performance with respect to the fulfillment of the Company’s commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. Representations and warranties that survive the closing date generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, the Company also routinely enters into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on the Company’s financial condition and results of operations.

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

17. Related Party Transactions

The following summarizes the balances and transactions between the Company and each of (i) Armand and ArmaKleen, in which the Company holds a 50% ownership interest, and (ii) Natronx, in which the Company holds a one-third ownership interest:

	Armand			ArmaKleen			Natronx
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Purchases by Company	$22.5	$21.3	$19.6	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$1.3	$5.5	$5.5	$1.9	$2.4	$0.0
Outstanding Accounts Receivable	$0.4	$0.1	$0.3	$0.8	$0.4	$0.7	$0.1	$0.0	$0.0
Outstanding Accounts Payable	$1.8	$1.8	$2.3	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services(1)	$1.9	$1.7	$1.7	$2.1	$1.7	$2.5	$1.1	$0.9	$0.7

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

The Company recorded a $3.2 million impairment charge associated with one of its affiliates in the second quarter of 2013. The charge, recorded in Equity in Earnings of Affiliates, is a result of the Company’s assessment of the financial impact from the delay in anticipated discounted cash flows from the affiliate.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates. As of December 31, 2013, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx. The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the twelve months ended December 31, 2013, 2012 and 2011 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2013:

	Consumer Domestic	Consumer International	SPD	Corporate(1)	As Reported
Net sales
2013	$2,413.5	$532.8	$248.0	$0.0	$3,194.3
2012	2,156.9	510.1	254.9	0.0	2,921.9
2011	1,979.1	509.1	261.1	0.0	2,749.3

Gross profit
2013	1,163.0	243.0	63.3	(31.3)	1,438.0
2012	1,015.9	236.9	68.0	(29.4)	1,291.4
2011	936.9	238.7	64.2	(25.3)	1,214.5

Marketing Expenses
2013	320.5	76.6	2.7	0.0	399.8
2012	280.3	74.5	2.5	0.0	357.3
2011	274.9	75.9	3.3	0.0	354.1

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

	Consumer Domestic	Consumer International	SPD	Corporate(1)	As Reported

Selling, General and Administrative Expenses
2013	318.6	98.8	29.9	(31.3)	416.0
2012	297.6	89.8	31.0	(29.4)	389.0
2011	269.5	92.8	30.8	(25.3)	367.8

Income from Operations
2013	524.0	67.4	30.8	0.0	622.2
2012	438.0	72.6	34.5	0.0	545.1
2011	392.5	70.0	30.1	0.0	492.6

Equity in Earnings of Affiliates
2013	0.0	0.0	0.0	2.8	2.8
2012	0.0	0.0	0.0	8.9	8.9
2011	0.0	0.0	0.0	10.0	10.0

Interest Expense(2)
2013	23.4	3.0	1.3	0.0	27.7
2012	11.2	1.9	0.9	0.0	14.0
2011	7.0	1.2	0.5	0.0	8.7

Investment Earnings(2)
2013	2.2	0.3	0.1	0.0	2.6
2012	1.4	0.2	0.1	0.0	1.7
2011	1.5	0.3	0.1	0.0	1.9

Other Income, net(2)
2013	(1.8)	(0.2)	(0.1)	0.0	(2.1)
2012	0.6	0.1	0.1	0.0	0.8
2011	(1.0)	(0.2)	0.0	0.0	(1.2)

Income Before Income Taxes
2013	501.0	64.5	29.5	2.8	597.8
2012	428.8	71.0	33.8	8.9	542.5
2011	386.0	68.9	29.7	10.0	494.6

Identifiable Assets
2013	3,407.4	602.5	140.6	109.2	4,259.7
2012	3,317.5	543.8	135.1	101.7	4,098.1
2011	2,437.9	476.5	132.2	71.0	3,117.6

Capital Expenditures
2013	53.6	10.3	3.2	0.0	67.1
2012	58.9	10.0	5.6	0.0	74.5
2011	57.4	12.2	7.0	0.0	76.6

Depreciation & Amortization
2013	77.3	6.1	5.4	1.7	90.5
2012	70.5	7.9	5.1	1.5	85.0
2011	61.4	8.1	5.7	1.9	77.1

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

(1)	The Corporate segment reflects the following:
(A)	The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of Cost of Sales in the Company’s Consolidated Statements of Income. Such amounts were $31.3, $29.4, and $25.3 for 2013, 2012 and 2011, respectively.
(B)	Equity in earnings (loss) of affiliates from Armand, Armakleen and Natronx.
(C)	Corporate assets include notes receivable, domestic deferred income taxes, deferred compensation investments and the Company’s investment in unconsolidated affiliates.
(2)	In determining Income before Income Taxes, interest expense, investment earnings, and other income, net, were allocated to the segments based upon each segment’s relative Income from Operations.

Other than the differences noted in footnote (1) and (2) above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies described in Note 1.

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table above, were $2.2, $3.4 and $5.2 for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

Product line revenues from external customers for each of the three years ended December 31, 2013, December 31, 2012 and December 31, 2011 were as follows:

	2013	2012	2011
Household Products	$1,436.1	$1,411.3	$1,295.0
Personal Care Products	977.4	745.6	684.1

Total Consumer Domestic	2,413.5	2,156.9	1,979.1
Total Consumer International	532.8	510.1	509.1
Total SPD	248.0	254.9	261.1

Total Consolidated Net Sales	$3,194.3	$2,921.9	$2,749.3

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and vitamin and mineral supplements.

Geographic Information

Approximately 80%, 79% and 79% of the net sales reported in the accompanying consolidated financial statements in 2013, 2012 and 2011, respectively, were to customers in the U.S. Approximately 97%, 97% and 96% of long-lived assets were located in the U.S. at December 31, 2013, 2012 and 2011, respectively. Other than the U.S., no one country accounts for more than 7% of consolidated net sales and 5% of total assets.

Customers

A group of three customers accounted for approximately 35%, 34% and 33% of consolidated net sales in 2013, 2012 and 2011, respectively, of which a single customer (Wal-Mart Stores, Inc. and its affiliates) accounted for approximately 24%, 24% and 23% in 2013, 2012 and 2011, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

19. Subsequent Events

Share Repurchase Authorization

On January 29, 2014, the Board authorized a share repurchase program, under which the Company may repurchase up to $500 million of Common Stock. This share repurchase program replaces the Company’s share repurchase program previously announced on November 5, 2012. In 2013, the Company purchased 0.9 million shares at an aggregate cost of approximately $50 million under the previous share purchase authorization, which is now terminated. In addition, the Board authorized a new evergreen share repurchase program, under which the Company may repurchase, from time to time, the Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

As part of the share repurchase programs, in February 2014, the Company entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase $140 million of the Company’s common stock. The Company paid $140 million to the bank, inclusive of fees, and received an initial delivery of approximately 2 million shares, which reduced the Company’s shares outstanding. The Company used cash on hand to fund the initial purchase price. The total amount of shares to be ultimately delivered by the bank will be determined by the average price per share paid by the bank during the purchase period, which is expected to end in mid-May 2014.

As of the filing of this Annual Report, the Company has made no purchases in 2014 other than those pursuant to the ASR described above.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except share and per share data)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Net Sales	$779.3	$787.6	$804.8	$822.6	$3,194.3
Gross Profit	350.1	351.0	365.2	371.7	1,438.0
Income from Operations(1)	169.3	140.5	167.8	144.6	622.2
Equity in Earnings of Affiliates	0.6	(1.1)	1.9	1.4	2.8
Net Income	107.7	86.6	107.9	92.2	394.4
Net Income per Share-Basic	$0.78	$0.62	$0.78	$0.66	$2.85
Net Income per Share-Diluted	$0.76	$0.61	$0.76	$0.65	$2.79

2012
Net Sales(2)	$690.6	$696.4	$725.2	$809.7	$2,921.9
Gross Profit	302.5	303.0	327.5	358.4	1,291.4
Income from Operations	142.7	122.4	145.4	134.6	545.1
Equity in Earnings of Affiliates	2.5	2.4	2.4	1.6	8.9
Net Income	95.8	79.3	93.9	80.8	349.8
Net Income per Share-Basic	$0.67	$0.57	$0.67	$0.58	$2.50
Net Income per Share-Diluted	$0.66	$0.56	$0.66	$0.57	$2.45

2011
Net Sales	$642.3	$674.9	$701.0	$731.1	$2,749.3
Gross Profit	288.1	300.0	309.9	316.5	1,214.5
Income from Operations	131.1	117.8	126.3	117.4	492.6
Equity in Earnings of Affiliates	2.2	3.2	2.9	1.7	10.0
Net Income(3)	83.6	82.6	79.6	63.8	309.6
Net Income per Share-Basic(3)	$0.59	$0.58	$0.55	$0.45	$2.16
Net Income per Share-Diluted(3)	$0.58	$0.57	$0.54	$0.44	$2.12

(1)	The fourth quarter of 2013 Income from Operations includes approximately $6.5 of trade name impairment charges.
(2)	The fourth quarter of 2012 Net Sales includes approximately $70 associated with the acquisition of the L’IL CRITTERS and VITAFUSION gummy vitamin dietary supplement business.
(3)	The fourth quarter of 2011 Net Income and Net Income per Share includes a deferred tax valuation charge of approximately $13 (or $0.09 per share) and includes an additional month’s results of three foreign subsidiaries due to the change in the fiscal calendar. The change increased net sales by $14.3, but had a nominal effect on net income.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management’s report on internal control over financial reporting is set forth in Item 8 of this Annual Report and is incorporated by reference herein. The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is set forth in Item 8 of this Annual Report.

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

Information required by this item is incorporated by reference to the information under the captions, “Compensation Discussion and Analysis,” “2013 Summary Compensation Table,” “2013 Grants of Plan Based Awards,” “2013 Outstanding Equity Awards at Fiscal Year-End,” “2013 Option Exercises and Stock Vested,” “2013 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation & Organization Committee Report” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions, “Equity Compensation Plan Information as of December 31, 2013” and “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

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

(a) 1. Financial Statements and Schedule

The following Consolidated Financial Statements included in Item 8 of this Form 10-K:

(a) 3. Exhibits

Unless otherwise noted, the file number for all Company filings with the Securities and Exchange Commission referenced below is 1-10585.

(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

(3.2)	By-laws of the Company, amended and restated as of February 1, 2012, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on February 7, 2012.

(4.1)	Indenture, dated as of December 15, 2010, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 15, 2010.

(4.2)	First Supplemental Indenture, dated as of December 15, 2010, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 3.35% senior notes due 2015 (including form of note), incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 15, 2010.

(4.3)	Second Supplemental Indenture, dated as of September 26, 2012, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.875% Notes due 2022, incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on September 26, 2012.

(10.1)	Credit Agreement, dated November 18, 2010, among Church & Dwight Co., Inc., the lenders named therein, Bank of America, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Deutsche Bank AG New York Branch, HSBC Bank USA, National Association and Union Bank, N.A., as co-documentation agents, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 19, 2010.

(10.1.1)	Amendment No. 1 to Credit Agreement dated as of August 4, 2011, among Church & Dwight Co., Inc., the lenders named therein, Bank of America, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Deutsche Bank AG New York Branch, HSBC Bank USA, National Association and Union Bank, N.A., as co-documentation agents, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011.

	(10.2)	Form of Commercial Paper Dealer Agreement, dated October 3, 2011, by and between Church & Dwight Co., Inc. and Dealer, incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

	(10.3)	Stock Purchase Agreement, dated as of August 17, 2012, among Church & Dwight Co., Inc., Avid Health, Inc., the Seller Representative and the sellers party thereto, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 20, 2012.

*	(10.4)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, incorporated by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 1997.

*	(10.4.1)	Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective January 1, 2007, incorporated by reference to Exhibit 10.4.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

*	(10.4.2)	Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective February 1, 2012, incorporated by reference to Exhibit 10.4.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

*	(10.5)	Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, amended and restated as of January 1, 2012, incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

*	(10.6)	Amended and Restated Deferred Compensation Plan for Directors effective as of May 1, 2008 incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2008.

*	(10.7)	Amended and Restated Compensation Plan for Directors, effective January 1, 2012, incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012.

*	(10.8)	The Stock Option Plan for Directors, effective as of January 1, 1991, incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

*	(10.9)	The Church & Dwight Co., Inc. Stock Award Plan as amended, incorporated by reference to Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2007.

*	(10.10)	Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, filed on March 21, 2013.

*	(10.11)	Church & Dwight Co., Inc. Annual Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders, filed on March 23, 2012.

*	(10.12)	Employment Agreement, dated June 11, 2004, by and between Church & Dwight Co., Inc. and James R. Craigie incorporated by reference to Exhibit 10(s) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

*	(10.13)	Employment Agreement, dated October 31, 2011, by and between the Company and Patrick de Maynadier, incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

*	(10.14)	Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2006.

	*	(10.15)	Employment Agreement, dated July 16, 2004, by and between Church & Dwight Co., Inc. and Louis H. Tursi, incorporated by reference to Exhibit 10(w) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*	(10.16)	Form of Change in Control and Severance Agreement, dated March 12, 2010, by and between Church & Dwight Co., Inc. and each of the Company’s executive officers, with the exception of James R. Craigie and Patrick de Maynadier, incorporated by reference to Exhibit 10(w) to the Company’s annual report on Form 10-K for the year ended December 31, 2010.

	*	(10.17)	Change in Control and Severance Agreement, dated March 12, 2010, by and between Church & Dwight Co., Inc. and James R. Craigie, incorporated by reference to Exhibit 10(x) to the Company’s annual report on Form 10-K for the year ended December 31, 2010.

	*	(10.18)	Change in Control and Severance Agreement, dated December 31, 2011, by and between Church & Dwight Co., Inc. and Patrick de Maynadier, incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

	*	(10.19)	Lease Agreement (Build to Suit), dated July 20, 2011, between Church & Dwight Co., Inc. and CD 95 L.L.C., incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011.

•		(12)	Computation of ratios of earnings to fixed charges.

•		(21)	List of the Company’s subsidiaries.

•		(23.1)	Consent of Independent Registered Public Accounting Firm.

•		(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•		(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•		(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•		(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

		(101)	The following materials from Church & Dwight Co., Inc.’s annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three years ended December 31, 2013, (ii) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the three years ended December 31, 2013, (iv) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2013 and (v) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.
*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2014.

CHURCH & DWIGHT CO., INC.

By:	/s/ JAMES R. CRAIGIE
JAMES R. CRAIGIE
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ T. ROSIE ALBRIGHT T. Rosie Albright	Director	February 21, 2014

/S/ JAMES R. CRAIGIE James R. Craigie	Chairman and Chief Executive Officer	February 21, 2014

/S/ ROSINA B. DIXON Rosina B. Dixon	Director	February 21, 2014

/S/ BRADLEY C. IRWIN Bradley C. Irwin	Director	February 21, 2014

/S/ ROBERT D. LEBLANC Robert D. LeBlanc	Director	February 21, 2014

/S/ PENRY W. PRICE Penry W. Price	Director	February 21, 2014

/S/ RAVICHANDRA K. SALIGRAM Ravichandra K. Saligram	Director	February 21, 2014

/S/ ROBERT K. SHEARER Robert K. Shearer	Director	February 21, 2014

/S/ ARTHUR B. WINKLEBLACK Arthur B. Winkleblack	Director	February 21, 2014

/S/ MATTHEW T. FARRELL Matthew T. Farrell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2014

/S/ STEVEN J. KATZ Steven J. Katz	Vice President and Controller (Principal Accounting Officer)	February 21, 2014

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

For the three years ended December 31, 2013

(Dollars in millions)

		Additions		Deductions
	Beginning Balance	Charged to Expenses	Acquired	Amounts Written Off	Foreign Exchange	Ending Balance
Allowance for Doubtful Accounts
2013	$0.8	$0.3	$0.0	$(0.3)	$0.0	$0.8
2012	1.8	(0.7)	0.0	(0.2)	(0.1)	0.8
2011	5.5	(0.6)	0.0	(3.0)	(0.1)	1.8

Allowance for Cash Discounts
2013	$4.9	$65.2	$0.0	$(65.1)	$0.1	$5.1
2012	4.0	57.7	0.7	(57.4)	(0.1)	4.9
2011	4.3	52.9	0.0	(53.3)	0.1	4.0

Sales Returns and Allowances
2013	$17.5	$49.5	$0.0	$(55.2)	$(0.2)	$11.6
2012	10.1	51.7	0.7	(44.9)	(0.1)	17.5
2011	9.7	40.1	0.0	(39.7)	0.0	10.1