Form 10-Q
period 2014-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2014-05-01
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

As of April 28, 2014, there were 135,910,776 shares of Common Stock outstanding.

PART I

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net Sales	$782.0	$779.3
Cost of sales	442.6	429.2

Gross Profit	339.4	350.1
Marketing expenses	87.8	78.9
Selling, general and administrative expenses	89.6	101.9

Income from Operations	162.0	169.3
Equity in earnings of affiliates	1.6	0.6
Investment earnings	0.5	0.7
Other income (expense), net	(0.7)	(0.4)
Interest expense	(6.7)	(7.0)

Income before Income Taxes	156.7	163.2
Income taxes	54.1	55.5

Net Income	$102.6	$107.7

Weighted average shares outstanding - Basic	138.0	138.3
Weighted average shares outstanding - Diluted	140.6	140.9
Net income per share - Basic	$0.74	$0.78
Net income per share - Diluted	$0.73	$0.76
Cash dividends per share	$0.31	$0.28

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net Income	$102.6	$107.7
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(1.6)	(6.2)
Defined benefit plan adjustments	0.0	0.3
Income from derivative agreements	0.0	0.3

Other comprehensive income (loss)	(1.6)	(5.6)

Comprehensive income	$101.0	$102.1

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$300.0	$496.9
Accounts receivable, less allowances of $1.0 and $0.8	344.4	330.2
Inventories	265.0	250.5
Deferred income taxes	18.7	16.6
Other current assets	25.7	21.6

Total Current Assets	953.8	1,115.8

Property, Plant and Equipment, Net	588.4	594.1
Equity Investment in Affiliates	23.9	24.5
Tradenames and Other Intangibles, Net	1,196.4	1,204.3
Goodwill	1,222.2	1,222.2
Other Assets	101.7	98.8

Total Assets	$4,086.4	$4,259.7

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$153.5	$153.8
Accounts payable and accrued expenses	470.5	495.1
Income taxes payable	34.6	2.3

Total Current Liabilities	658.6	651.2

Long-term Debt	649.6	649.5
Deferred Income Taxes	483.3	476.0
Deferred and Other Long-term Liabilities	157.3	157.5
Pension, Postretirement and Postemployment Benefits	24.2	25.5

Total Liabilities	1,973.0	1,959.7

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1.00 par value,
Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value,
Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	327.1	352.9
Retained earnings	2,228.6	2,168.5
Accumulated other comprehensive income	(1.4)	0.2
Common stock in treasury, at cost:
10,668,244 shares in 2014 and 7,462,913 shares in 2013	(587.4)	(368.1)

Total Church & Dwight Co., Inc. Stockholders’ Equity	2,113.3	2,299.9
Noncontrolling interest	0.1	0.1

Total Stockholders’ Equity	2,113.4	2,300.0

Total Liabilities and Stockholders’ Equity	$4,086.4	$4,259.7

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flow From Operating Activities
Net Income	$102.6	$107.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14.7	15.8
Amortization expense	8.1	7.8
Deferred income taxes	5.2	2.8
Equity in net earnings of affiliates	(1.6)	(0.6)
Distributions from unconsolidated affiliates	2.2	2.1
Non cash compensation expense	2.3	1.7
Other	0.9	0.3
Change in assets and liabilities:
Accounts receivable	(13.8)	(30.9)
Inventories	(14.3)	(14.7)
Other current assets	(2.7)	(4.0)
Accounts payable and accrued expenses	(27.7)	(13.4)
Income taxes payable	37.1	2.6
Excess tax benefit on stock options exercised	(6.1)	(3.5)
Other operating assets and liabilities, net	(4.5)	(1.4)

Net Cash Provided By Operating Activities	102.4	72.3

Cash Flow From Investing Activities
Additions to property, plant and equipment	(6.3)	(10.4)
Investment interest in joint venture	0.0	(3.2)
Investment in marketable securities	0.0	(19.7)
Other	(0.3)	0.0

Net Cash Used In Investing Activities	(6.6)	(33.3)

Cash Flow From Financing Activities
Short-term debt repayments	(0.5)	(50.0)
Proceeds from stock options exercised	7.2	5.8
Excess tax benefit on stock options exercised	6.1	3.5
Payment of cash dividends	(42.5)	(38.6)
Purchase of treasury stock	(260.0)	(50.3)
Lease incentive proceeds	0.0	10.9
Lease principal payments	(0.2)	(0.2)

Net Cash Used In Financing Activities	(289.9)	(118.9)

Effect of exchange rate changes on cash and cash equivalents	(2.8)	(3.5)

Net Change In Cash and Cash Equivalents	(196.9)	(83.4)
Cash and Cash Equivalents at Beginning of Period	496.9	343.0

Cash and Cash Equivalents at End of Period	$300.0	$259.6

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash paid during the year for:
Interest (net of amounts capitalized)	$1.3	$1.5

Income taxes	$11.7	$50.2

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$4.8	$2.2

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March, 31, 2014 and 2013

(Unaudited)

(In millions, except per share data)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
December 31, 2012	146.4	(7.6)	$146.4	$318.8	$1,929.3	$2.5	$(336.1)	$2,060.9	$0.2	$2,061.1
Net income	0.0	0.0	0.0	0.0	107.7	0.0	0.0	107.7	0.0	107.7
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	(5.6)	0.0	(5.6)	0.0	(5.6)
Cash dividends	0.0	0.0	0.0	0.0	(38.6)	0.0	0.0	(38.6)	0.0	(38.6)
Stock purchases	0.0	(0.9)	0.0	0.0	0.0	0.0	(50.3)	(50.3)	0.0	(50.3)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $3.7	0.0	0.3	0.0	9.5	0.0	0.0	1.6	11.1	0.0	11.1
Other stock issuances	0.0	0.0	0.0	0.1	0.0	0.0	0.0	0.1	0.0	0.1

March 31, 2013	146.4	(8.2)	$146.4	$328.4	$1,998.4	$(3.1)	$(384.8)	$2,085.3	$0.2	$2,085.5

December 31, 2013	146.4	(7.5)	$146.4	$352.9	$2,168.5	$0.2	$(368.1)	$2,299.9	$0.1	$2,300.0
Net income	0.0	0.0	0.0	0.0	102.6	0.0	0.0	102.6	0.0	102.6
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	(1.6)	0.0	(1.6)	0.0	(1.6)
Cash dividends	0.0	0.0	0.0	0.0	(42.5)	0.0	0.0	(42.5)	0.0	(42.5)
Stock purchases	0.0	(3.5)	0.0	(26.0)	0.0	0.0	(234.0)	(260.0)	0.0	(260.0)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $5.8	0.0	0.3	0.0	(0.1)	0.0	0.0	15.2	15.1	0.0	15.1
Other stock issuances	0.0	0.0	0.0	0.3	0.0	0.0	(0.5)	(0.2)	0.0	(0.2)

March 31, 2014	146.4	(10.7)	$146.4	$327.1	$2,228.6	$(1.4)	$(587.4)	$2,113.3	$0.1	$2,113.4

See Notes to Condensed Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except per share data)

1.	Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 and the condensed consolidated statements of income, comprehensive income, cash flow and stockholders’ equity for the three months ended March 31, 2014 and March 31, 2013 have been prepared by Church & Dwight Co., Inc. (the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2014 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”). The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

The Company incurred research and development expenses in the first quarter of 2014 and 2013 of $13.1 and $14.4, respectively. These expenses are included in selling, general and administrative expenses.

2.	New Accounting Pronouncements Adopted

There have been no accounting pronouncements issued but not yet adopted by the Company during this reporting period which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials and supplies	$72.1	$70.2
Work in process	27.7	30.4
Finished goods	165.2	149.9

Total	$265.0	$250.5

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consist of the following:

	March 31, 2014	December 31, 2013
Land	$25.6	$25.7
Buildings and improvements	280.9	280.4
Machinery and equipment	582.0	577.5
Software	83.2	83.0
Office equipment and other assets	58.5	57.7
Construction in progress	45.8	42.9

Gross Property, Plant and Equipment	1,076.0	1,067.2
Less accumulated depreciation and amortization	487.6	473.1

Net Property, Plant and Equipment	$588.4	$594.1

	Three Months Ended
	March 31, 2014	March 31, 2013
Depreciation and amortization on PP&E	$14.7	$15.8

Interest charges capitalized (in construction in progress)	$0.2	$0.1

5.	Earnings Per Share (“EPS”)

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

	Three Months Ended
	March 31, 2014	March 31, 2013
Weighted average common shares outstanding - basic	138.0	138.3
Dilutive effect of stock options	2.6	2.6

Weighted average common shares outstanding - diluted	140.6	140.9

Antidilutive stock options outstanding	0.7	0.1

On January 29, 2014, the Board authorized a new share repurchase program, under which the Company may repurchase up to $500 of Common Stock. This share repurchase program replaced the Company’s share repurchase program previously announced on November 5, 2012. In addition, the Board authorized a new evergreen share repurchase program, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

As part of the new share repurchase programs, in the first quarter of 2014 the Company entered into accelerated share repurchase (“ASR”) contracts with a commercial bank to purchase $260 of Common Stock. The Company paid $260 to the bank and received an initial delivery of approximately 3.5 million shares of Common Stock. The Company used cash on hand to fund the purchase price. The value of the shares received on the date of purchase was $234. The remaining $26 represents the cost of the forward contracts which will be reflected as treasury stock upon settlement, with an additional delivery of approximately 0.3 million shares of Common Stock, which will occur in the second quarter of 2014. However, if the Company is required to deliver value to the commercial bank at the end of the purchase period, the Company, at its option, may elect to settle in Common Stock or cash.

6.	Stock Based Compensation Plans

The following table provides a summary of option activity during the three months ended March 31, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	8.8	$39.47
Granted	0.0	0.00
Exercised	(0.3)	20.70
Cancelled	(0.1)	54.36

Outstanding at March 31, 2014	8.4	$40.12	6.0	$242.3

Exercisable at March 31, 2014	4.1	$26.55	4.0	$176.4

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards. The fair value of stock options issued was immaterial in the three months ended March 31, 2014 and March 31, 2013.

	Three Months Ended
	March 31, 2014	March 31, 2013
Intrinsic Value of Stock Options Exercised	$16.3	$11.3
Stock Compensation Expense Related to Stock Option Awards	$2.1	$1.6

7.	Fair Value Measurements

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

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the three months ended March 31, 2014.

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2014 and December 31, 2013.

		March 31, 2014		December 31, 2013
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash equivalents	Level 2	$128.9	$128.9	$318.5	$318.5
Financial Liabilities:
Short-term borrowings	Level 2	153.5	153.5	153.8	153.8
2.875% Senior notes	Level 2	399.7	380.4	399.7	369.8
3.35% Senior notes	Level 2	249.9	259.4	249.8	258.2

The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance Sheets:

Cash Equivalents: Cash equivalents consist of highly liquid short-term investments and term bank deposits, which mature within three months. The estimated fair value of the Company’s cash equivalents approximates their carrying value.

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

8.	Derivative Instruments and Risk Management

The following tables summarize the fair value of the Company’s derivative instruments and the effect of such derivative instruments on the Company’s Consolidated Statements of Income and on Other Comprehensive Income (“OCI”):

		Notional	Fair Value at
		Amount	March 31,	December 31,
	Balance Sheet Location	March 31, 2014	2014	2013
Derivatives designated as hedging instruments
Asset Derivatives
Diesel fuel contracts	Other current assets	$4.2	$0.1	$0.3
Foreign exchange contracts	Other current assets	$38.9	0.6	0.5

Total assets			$0.7	$0.8

Derivatives not designated as hedging instruments
Asset Derivatives
Equity derivatives	Other current assets	$26.4	$0.1	$2.4

Total assets			$0.1	$2.4

		Amount of Gain (Loss) Recognized in OCI from Derivatives for the Three Months Ended
	Other Comprehensive Income (Loss) Location	March 31, 2014	March 31, 2013
Derivatives designated as hedging instruments
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	$(0.2)	$0.1
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	0.2	0.2

Total gain (loss) recognized in OCI		$0.0	$0.3

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended
	Income Statement Location	March 31, 2014	March 31, 2013
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$1.0	$4.6

Total gain (loss) recognized in income		$1.0	$4.6

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. The fair values of the derivative instruments disclosed above were measured based on Level 2 inputs (observable market-based inputs or unobservable inputs that are corroborated by market data).

9.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	March 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Tradenames	$166.6	$(75.9)	$90.7	3-20	$166.8	$(73.9)	$92.9
Customer Relationships	333.0	(105.3)	227.7	15-20	333.0	(100.4)	232.6
Patents/Formulas	43.5	(31.9)	11.6	4-20	43.5	(31.4)	12.1
Non Compete Agreement	1.4	(1.4)	0.0	5-10	1.4	(1.3)	0.1

Total	$544.5	$(214.5)	$330.0		$544.7	$(207.0)	$337.7

Indefinite lived intangible assets - Carrying value
	March 31, 2014	December 31, 2013
Tradenames	$866.4	$866.6

Intangible amortization expense amounted to $7.6 and $7.4 for the first three months of 2014 and 2013, respectively. The Company estimates that intangible amortization expense will be approximately $30.3 in 2014 and approximately $30.0 in each of the next five years.

The carrying amount of goodwill was identical as of March 31, 2014 and December 31, 2013, respectively:

	Consumer Domestic	Consumer International	Specialty Products	Total
Balance December 31, 2013	$1,154.8	$47.2	$20.2	$1,222.2

Balance March 31, 2014	$1,154.8	$47.2	$20.2	$1,222.2

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
Trade accounts payable	$263.7	$256.7
Accrued marketing and promotion costs	124.0	123.7
Accrued wages and related benefit costs	28.4	67.0
Other accrued current liabilities	54.4	47.7

Total	$470.5	$495.1

11.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	March 31, 2014	December 31, 2013
Short-term borrowings
Commercial paper issuances	$150.0	$150.0
Various debt due to international banks	3.5	3.8

Total short-term borrowings	$153.5	$153.8

Long-term debt
2.875% Senior notes due October 1, 2022	$400.0	$400.0
Less: Discount	(0.3)	(0.3)
3.35% Senior notes due December 15, 2015	250.0	250.0
Less: Discount	(0.1)	(0.2)

Net long-term debt	$649.6	$649.5

12.	Accumulated Other Comprehensive Income

The components of changes in accumulated other comprehensive income for the three months ended March 31, 2014 and March 31, 2013 are as follows:

	Foreign Currency Adjustments	Defined Benefit Plans	Derivative Agreements	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$22.8	$(20.5)	$0.2	$2.5
Other comprehensive income before reclassifications	(6.2)	0.0	0.2	(6.0)
Amounts reclassified to consolidated statement of income (a)	0.0	0.3	0.0	0.3
Tax benefit (expense)	0.0	0.0	0.1	0.1

Other comprehensive income (loss)	(6.2)	0.3	0.3	(5.6)

Balance March 31, 2013	$16.6	$(20.2)	$0.5	$(3.1)

Balance December 31, 2013	$12.7	$(13.0)	$0.5	$0.2
Other comprehensive income before reclassifications	(1.6)	0.0	(0.3)	(1.9)
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	0.3	0.3

Other comprehensive income (loss)	(1.6)	0.0	0.0	(1.6)

Balance March 31, 2014	$11.1	$(13.0)	$0.5	$(1.4)

(a)	Amounts classified to cost of sales and selling, general and administrative expenses.

13.	Benefit Plans

The following tables provide information regarding the net periodic benefit costs for the Company’s international pension plans and domestic and international nonpension postretirement plans:

	Pension Costs		Nonpension Postretirement Costs
	Three Months ended		Three Months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Components of Net Periodic Benefit Cost:
Service cost	$0.2	$0.3	$0.1	$0.1
Interest cost	1.1	1.0	0.2	0.3
Expected return on plan assets	(1.5)	(1.0)	0.0	0.0
Amortization of prior service cost	0.1	0.2	(0.4)	0.1

Net periodic benefit (income) cost	$(0.1)	$0.5	$(0.1)	$0.5

The Company made cash contributions of approximately $0.8 to its pension plans during the first three months of 2014. The Company estimates it will be required to make additional cash contributions to its pension plans of approximately $2.6 in the remainder of 2014 to offset 2014 benefit payments and administrative costs in excess of investment returns.

14.	Commitments, Contingencies and Guarantees

Commitments

a. The Company has a partnership with a supplier of raw materials that mines and processes sodium-based mineral deposits. The Company purchases the majority of its sodium-based raw material requirements from the partnership. The partnership agreement for the partnership terminates upon two years’ written notice by either partner. Under the partnership agreement, the Company has an annual commitment to purchase 240,000 tons of sodium-based raw materials at the prevailing market price. With the exception of the Natronx Technologies LLC (“Natronx”) joint venture, in which the Company and the partner supplier are each one-third owners, the Company is not engaged in any other material transactions with the partnership or the partner supplier.

b. As of March 31, 2014, the Company had commitments through 2019 of approximately $251.1. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of March 31, 2014, the Company had the following guarantees; (i) $5.1 in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, (ii) an insolvency protection guarantee of approximately $19.5 to one of its United Kingdom pension plans effective January 1, 2011, and (iii) $3.4 worth of assets subject to guarantees for its Brazil operations for value added tax assessments and labor related cases currently under appeal.

d. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3. In addition to this initial payment, the Company is required to make advance royalty payments of up to $5.5 upon the launch of a product utilizing the licensed technology, of which $3.0 had been made as of March 31, 2014. The Company will make an additional $7 license payment upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration for products incorporating the acquired technology.

Environmental matter

e. In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of process waste streams. In 2009, QGN was advised by the environmental authority in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action (“SI/RA”) report. The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills. QGN ceased site operations in August 2010. In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills. In addition, despite repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million Brazilian Real (approximately U.S. $2.2 at current exchange rates) for the discharge of contaminants above allowable limits. The description of the fine included a reference to aggravating factors that may indicate that local “management’s intent” was considered in determining the severity of the fine, which could result in criminal liability for members of local management. In January 2011, QGN filed with IMA an administrative defense to the fine, suspending any enforcement activities pending its defense. IMA has not yet formally responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures, including the removal of the landfills, and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, in February 2011, IMA issued a revised Remediation Notification (the “Revised Remediation Notification”) providing for further site analysis by QGN, including further study of the integrity of the landfills. The Revised Remediation Notification did not include a requirement to remove the landfills; however, it did not foreclose the possibility of such a requirement. QGN has responded to the Revised Remediation Notification providing further information regarding the remediation measures, and is in discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on an appropriate remediation plan. In mid-2011, QGN, consistent with the Revised Remediation Notice, began an additional site investigation and capped the two active landfills. In 2012, QGN drained the waste pond. During the third quarter of 2013, INEMA approved the first step in QGN’s proposed remediation plans, the installation of a trench drain to capture and treat groundwater at the site. QGN began construction of the trench drain during the first quarter of 2014 and expects to continue discussions with INEMA concerning the resolution of the fine.

As a result of the foregoing events, the Company accrued approximately $3 in 2009 and $4.8 in 2010 for remediation, fines and related costs. Since 2009, the costs of remediation activities and foreign exchange rate changes have reduced the accrual by approximately $3.7 to a current amount of $4.1. As a result of INEMA’s approval of the first step in QGN’s remediation plans, the Company does not believe that QGN will be required to remove the landfills. However, it remains reasonably possible that INEMA will require such removal, and the Company could be unsuccessful in appealing such decision. The Company estimates the cost of such landfill removal to be in the range of $30 to $50.

Legal and tax proceedings

f. The Company has recorded liabilities for uncertain income tax positions that, although supportable, may be challenged by tax authorities. The tax years 2010 and 2011 are currently under audit by the U.S. Internal Revenue Service and several state taxing authorities. In addition, certain statutes of limitations are scheduled to expire in the near future. The Company’s liabilities for uncertain tax positions are $5.9 as of March 31, 2014. The Company does not expect potential audit settlements and the expiration of applicable statutes of limitations within the next twelve months to significantly impact unrecognized tax benefits.

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

h. In addition, in conjunction with the Company’s acquisition and divestiture activities, the Company entered into select guarantees and indemnifications of performance with respect to the fulfillment of the Company’s commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. Representations and warranties that survive the closing date generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, the Company also routinely enters into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on the Company’s financial condition and results of operations.

15.	Related Party Transactions

The following summarizes the balances and transactions between the Company and each of (i) Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in which the Company holds a 50% ownership interest, and (ii) Natronx, in which the Company holds a one-third ownership interest:

	Armand		ArmaKleen		Natronx
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Purchases by Company	$4.5	$4.3	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.3	$0.3	$0.4	$0.4
Outstanding Accounts Receivable	$0.5	$3.4	$0.9	$1.3	$0.3	$0.5
Outstanding Accounts Payable	$1.9	$2.1	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.6	$0.4	$0.5	$0.5	$0.2	$0.3

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

16.	Segments

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

The Corporate segment income consists of equity in earnings (losses) of affiliates. As of March 31, 2014, the Company held a 50% ownership interest in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx. The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the three months ended March 31, 2014 and March 31, 2013 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes for the three months ended March 31, 2014 and March 31, 2013 are as follows:

	Consumer Domestic	Consumer International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter 2014	$593.3	$123.8	$64.9	$0.0	$782.0
First Quarter 2013	591.0	129.3	59.0	0.0	779.3

Income Before Income Taxes(2)
First Quarter 2014	$126.9	$18.2	$10.0	$1.6	$156.7
First Quarter 2013	134.0	21.6	7.0	0.6	163.2

(1)	Intersegment sales from Consumer International to Consumer Domestic were $0.2 and $0.9 for the three months ended March 31, 2014 and March 31, 2013, respectively.
(2)	In determining Income before Income Taxes, interest expense, investment earnings and other income (expense) were allocated among segments based upon each segment’s relative operating profit.
(3)	Corporate consists of equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2014	2013
Household Products	$352.5	$358.7
Personal Care Products	240.8	232.3

Total Consumer Domestic	593.3	591.0
Total Consumer International	123.8	129.3
Total SPD	64.9	59.0

Total Consolidated Net Sales	$782.0	$779.3

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and vitamin and mineral supplements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated results

Net Sales

Net sales for the quarter ended March 31, 2014 were $782.0, an increase of $2.7 or 0.3% over the first quarter of 2013. The components of the net sales increase are as follows:

Three Months Ended
March 31,
Net Sales - Consolidated	2014
Product volumes sold	4.4%
Pricing/Product mix	(3.2%)
Foreign exchange rate fluctuations	(0.8%)
Divested product lines	(0.1%)

Net Sales increase	0.3%

The volume change primarily reflects increased product sales in the Specialty Products Division (“SPD”) and Consumer Domestic segments. Unfavorable price/mix in Consumer Domestic, primarily due to new product introductory costs, and SPD was partially offset by favorable price/mix in Consumer International. The cost of these new product launches accounted for 2.0% of the negative price/mix in the quarter.

Gross Profit

The Company’s gross profit was $339.4 for the quarter ended March 31, 2014, a $10.7 decrease as compared to the same period in 2013 due primarily to introductory trade promotion and coupon costs associated with new product launches and the impact of foreign exchange rates, partially offset by higher sales volume and manufacturing improvements. Commodity costs were higher in the first quarter of 2014 as compared to the same period in 2013. Gross margin decreased 150 basis points to 43.4% in the first quarter of 2014 as compared to 44.9% in same period in 2013. Gross margin was lower due to higher slotting, trade promotion, coupon and commodity costs, partially offset by the positive impact of productivity improvement programs.

Operating Costs

Marketing expenses for the first quarter of 2014 were $87.8, an increase of $8.9 as compared to the same period in 2013 due primarily to expenses in support of new product introductions and increases in certain power brands. Marketing expenses as a percentage of net sales were 11.2% in the first quarter of 2014 as compared to 10.1% in the same period in 2013.

Selling, general and administrative expenses (“SG&A”) expenses were $89.6 in the first quarter of 2014, a decrease of $12.3 as compared to the same period in 2013 due primarily to lower legal expenses and compensation costs. Additionally, in 2013 the Company incurred costs related to the integration of the vitamin and mineral dietary supplements business and a cease use charge associated with the Company’s Princeton leased buildings. SG&A as a percentage of net sales was 11.5% in the first quarter of 2014 as compared to 13.1% in the same period in 2013.

Other Income and Expenses

Equity in earnings of affiliates was $1.6 in the first quarter of 2014 as compared to $0.6 in the same period in 2013. The increase in earnings was due primarily to profit improvement from Armand and lower expenses at Natronx.

Interest expense in the first quarter of 2014 decreased $0.3 compared to the same period in 2013.

Taxation

The effective tax rate in the first quarter of 2014 was 34.5% as compared to 34.0% in the first quarter of 2013. The increase is due primarily to the effective tax rate for 2013 being favorably affected by tax benefits relating to the federal research tax credit for 2013 and the retroactive extension of the federal research tax credit to January 2012 that occurred in the first quarter of 2013.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates. As of March 31, 2014, the Company held 50% ownership interest in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx. The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the three months ended March 31, 2014 and March 31, 2013 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three months ended March 31, 2014 and March 31, 2013 are as follows:

	Consumer Domestic	Consumer International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter 2014	$593.3	$123.8	$64.9	$0.0	$782.0
First Quarter 2013	591.0	129.3	59.0	0.0	779.3

Income Before Income Taxes(2)
First Quarter 2014	$126.9	$18.2	$10.0	$1.6	$156.7
First Quarter 2013	134.0	21.6	7.0	0.6	163.2

(1)	Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $0.2 and $0.9 for the quarters ended March 31, 2014 and March 31, 2013, respectively.
(2)	In determining Income before Income Taxes, interest expense, investment earnings, and other income (expense) were allocated among the segments based upon each segment’s relative Income from Operations.
(3)	Corporate segment consists of equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2014	2013
Household Products	$352.5	$358.7
Personal Care Products	240.8	232.3

Total Consumer Domestic	593.3	591.0
Total Consumer International	123.8	129.3
Total SPD	64.9	59.0

Total Consolidated Net Sales	$782.0	$779.3

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and vitamin and mineral supplements.

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2014 were $593.3, an increase of $2.3 or 0.4% as compared to the same period in 2013. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer Domestic	2014
Product volumes sold	4.4%
Pricing/Product mix	(4.0%)

Net Sales increase	0.4%

The increase in net sales reflects sales from the Company’s launch of its new products, OXICLEAN liquid laundry detergent, OXICLEAN dishwasher detergent, ARM & HAMMER CLUMP & SEAL cat litter and ARM & HAMMER TRULY RADIANT toothpaste. In addition, higher sales of VITAFUSION gummy vitamin dietary supplements were more than offset by declining sales in ARM & HAMMER and XTRA laundry detergents. The cost of new product launches accounted for 2.3% of the negative price/mix in the quarter.

Since the 2012 introduction in the U.S. of unit dose laundry detergent by various manufacturers, including the Company, there has been significant product and price competition in the laundry detergent category, contributing to an overall category decline. During 2013, the category declined by 3.2%. There is no assurance that the category will not decline further and that the Company will be able to offset any such category decline. The Procter & Gamble Company, one of the Company’s major competitors and the market leader in premium laundry detergent, has taken several competitive actions, including launching in 2014 a lower-priced laundry detergent that may compete directly with the Company’s core value laundry detergents. This, together with expected ongoing weak consumer spending and unprecedented price competition, could negatively impact the Company’s laundry detergent business. The Company plans to vigorously combat these pressures through, among other things, significant new product introductions such as the 2014 launch of an OXICLEAN premium priced laundry detergent and increased marketing spending. However, there can be no assurance that these measures will be successful.

Consumer Domestic income before income taxes for the first quarter of 2014 was $126.9, a $7.1 decrease as compared to the first quarter of 2013. The decrease is due primarily to introductory trade promotion, coupon and marketing costs in support of new product launches partially offset by the impact of higher sales volumes and lower manufacturing costs resulting from productivity improvement projects.

Consumer International

Consumer International net sales were $123.8 in the first quarter of 2014, a decrease of $5.5 or 4.2% as compared to the same period in 2013. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer International	2014
Product volumes sold	(0.6%)
Pricing/Product mix	0.6%
Foreign exchange rate fluctuations	(3.6%)
Divested product lines	(0.6%)

Net Sales decrease	(4.2%)

Lower net sales in Canada, Mexico and U.S. exports were offset by higher net sales that occurred primarily in the United Kingdom and Brazil.

Consumer International income before income taxes was $18.2 in the first quarter of 2014, a decrease of $3.4 compared to the same period in 2013 due primarily to the effect of foreign exchange rate changes, lower sales volume and higher marketing expenses.

Specialty Products

SPD net sales were $64.9 for the first quarter of 2014, an increase of $5.9 or 10.0% as compared to the same period in 2013. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - SPD	2014
Product volumes sold	15.3%
Pricing/Product mix	(2.9%)
Foreign exchange rate fluctuations	(2.1%)
Divested product lines	(0.3%)

Net Sales increase	10.0%

The net sales increase reflects higher sales volume of animal nutrition products and bulk chemical products, partially offset by unfavorable pricing primarily due to a pass-through of raw material cost decreases to customers. The animal nutrition business’s strong performance is primarily related to the health of the U.S. dairy industry, which is experiencing record high milk prices.

SPD income before income taxes was $10.0 in the first quarter of 2014, an increase of $3.0 as compared to the same period in 2013. The income before income taxes increase is due primarily to higher sales volume and lower SG&A costs, partially offset by the effect of lower price/mix and foreign exchange rate changes.

Corporate

The Corporate segment reflects the equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx. The Corporate segment income before income taxes was $1.6 in the first quarter of 2014, an increase of $1.0 as compared to the same period in 2013.

Liquidity and capital resources

As of March 31, 2014, the Company had $300.0 in cash and cash equivalents, approximately $350 available through the revolving facility under its principal credit agreement (“Credit Agreement”) and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $500, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement. To preserve its liquidity, the Company invests its cash primarily in prime money market funds and short term bank deposits.

As of March 31, 2014, the amount of cash and cash equivalents included in the Company’s assets, that was held by foreign subsidiaries was approximately $225.8. If these funds are needed for operations in the U.S., the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S., and the Company does not currently expect to repatriate them to fund operations in the U.S.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity. (See “Unfavorable economic conditions could adversely affect demand for the Company’s products” under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”).) The Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenants in the Credit Agreement because the Company currently is, and anticipates that it will continue to be, in compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under the Credit Agreement. These financial ratios are discussed in more detail in this section under “Certain Financial Covenants.”

On January 29, 2014, the Board authorized a new share repurchase program, under which the Company may repurchase up to $500 of the Company’s common stock (“Common Stock”). This share repurchase program replaced the Company’s share repurchase program previously announced on November 5, 2012. In addition, the Board authorized a new evergreen share repurchase program, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

As part of the new share repurchase programs, in the first quarter of 2014 the Company entered into accelerated share repurchase (“ASR”) contracts with a commercial bank to purchase $260 of Common Stock. The Company paid $260 to the bank and received an initial delivery of approximately 3.5 million shares of Common Stock. The Company used cash on hand to fund the purchase price. The value of the shares received on the date of purchase was $234. The remaining $26 represents the cost of the forward contracts which will be reflected as treasury stock upon settlement, with an additional delivery of approximately 0.3 million shares of Common Stock, which will occur in the second quarter of 2014. However, if the Company is required to deliver value to the commercial bank at the end of the purchase period, the Company, at its option, may elect to settle in Common Stock or cash.

The Company purchased $74 of Common Stock during the first quarter of 2014 under its evergreen share repurchase program, which will reduce or eliminate dilution for the full 2014 fiscal year. Therefore, $314 remains for use under the $500 share repurchase program.

The Company anticipates that its available cash and cash from operations will be sufficient to meet its capital expenditure program costs, which are expected to be approximately $85.0 in 2014, fund its share repurchase program to the extent implemented by management and pay dividends at the latest approved rate. The Company anticipates purchasing additional shares of its Common Stock by the end of 2014. Cash, together with the Company’s current borrowing capacity, may be used for acquisitions that would complement the Company’s existing product lines or geographic markets. The Company does not have any mandatory fixed rate debt principal payments in 2014.

Net Debt

The Company had outstanding total debt of $803.1 and cash of $300.0, resulting in net debt of $503.1 at March 31, 2014. This compares to total debt of $803.3 and cash of $496.9, resulting in net debt of $306.4 at December 31, 2013. Net debt is defined as the sum of short-term debt and long-term debt, minus cash and cash equivalents.

Cash Flow Analysis

	Three Months Ended
	March 31,	March 31,
	2014	2013
Net cash provided by operating activities	$102.4	$72.3
Net cash used in investing activities	$(6.6)	$(33.3)
Net cash used in financing activities	$(289.9)	$(118.9)

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in the first three months of 2014 increased by $30.1 to $102.4 as compared to same period in 2013. Net cash provided by operating activities in 2013 was negatively affected by the deferred payment of the fourth quarter 2012 federal tax obligation of $36.0 as allowed by the IRS due to the impact of Hurricane Sandy. The 2013 federal tax payment was partially offset by increases in 2014 working capital and lower net income.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2014 was $6.6, principally reflecting property, plant and equipment expenditures.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2014 was $289.9, primarily reflecting $260.0 of repurchases of Common Stock and $42.5 of cash dividends partially offset by $13.3 of proceeds and tax benefits from stock option exercises.

Certain Financial Covenants

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA” and defined in the Credit Agreement) is a component of the financial covenants contained in the Credit Agreement. Such financial covenants include a leverage ratio (total debt to Adjusted EBITDA) and an interest coverage ratio (Adjusted EBITDA to total interest expense), which, if not met, could result in an event of default and trigger the early termination of the Credit Agreement. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities determined in accordance with accounting principles generally accepted in the U.S. The Company’s leverage ratio for the twelve months ended March 31, 2014 was 1.2, which is below the maximum of 3.25 permitted under the Credit Agreement, and the interest coverage ratio for the twelve months ended March 31, 2014 was 28.3, which is above the minimum of 3.0 required under the Credit Agreement.

New Accounting Pronouncements

There have been no accounting pronouncements issued but not yet adopted by the Company during this reporting period which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

Interest Rate Risk

The Company had outstanding total debt at March 31, 2014 of $803.1, of which 81% has a fixed weighted average interest rate of 3.06% and the remaining 19% constituted principally commercial paper issued by the Company that currently has an interest rate of less than 0.4%. The Company periodically considers entering into derivative financial instruments contracts to reduce interest rate risk exposure.

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products. These carriers charge the Company a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases. During 2013 and 2014, the Company entered into hedge agreements with financial counterparties to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate in the future price of diesel fuel. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment reflecting the variable common carriers’ mileage surcharge. The floating rate payment is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel surcharges that the Company pays to it common carriers. The agreements cover approximately 43% of the Company’s 2014 diesel fuel requirements and are expected to cover approximately 11% of the Company’s estimated diesel fuel requirements for 2015. These diesel fuel hedge agreements qualify for hedge accounting. Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in U.S. Dollar, Canadian Dollar, British Pound and Euro. The Company has entered into forward exchange contracts to protect itself from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows.

Equity Derivatives

The Company has entered into equity derivative contracts covering its stock in order to minimize liability resulting from changes in the quoted fair values of such stock to participants in its Executive Deferred Compensation Plan who have investments under that Plan in a notional Company stock fund. These equity derivative contracts are typically settled in cash. Since the equity derivatives do not qualify for hedge accounting, the Company is required to mark the contracts to market throughout the life of the contracts and record changes in fair value in the consolidated statement of income.

ITEM 4.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the

Company’s disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“the Commission”), and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to sales and earnings growth; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of competitive actions in the laundry detergent category; other effects of competition; consumer demand and spending; earnings per share; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; cost savings programs; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; the Company’s share repurchase programs; capital expenditures; the effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; environmental and regulatory matters; the effect of the credit environment on the Company’s liquidity and capital expenditures; the Company’s fixed rate debt; compliance with the minimum interest coverage ratio requirement and the maximum leverage ratio requirement under the Credit Agreement; sufficiency of cash flows from operations; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; payment of dividends; and actual and expected cash contributions to pension plans. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that might cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition, including the entrance of The Procter & Gamble Company into the value detergent category; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the U. S. federal securities laws. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the Commission.

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

On January 29, 2014, the Company’s board of directors (the “Board”) authorized a new share repurchase program, under which the Company may repurchase up to $500 million of Common Stock. This share repurchase program replaced the Company’s share repurchase program previously announced on November 5, 2012. In addition, the Board authorized a new evergreen share repurchase program, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

As part of the new share repurchase programs, in the first quarter of 2014 the Company entered into accelerated share repurchase (“ASR”) contracts with a commercial bank to purchase $260 million of Common Stock. The Company paid $260 million to the bank and received an initial delivery of approximately 3.5 million shares of Common Stock. The Company used cash on hand to fund the purchase price. The value of the shares received on the date of purchase was $234 million. The remaining $26 million represents the cost of the forward contracts which will be reflected as treasury stock upon settlement, with an additional delivery of approximately 0.3 million shares of Common Stock, which will occur in the second quarter of 2014. However, if the Company is required to deliver value to the commercial bank at the end of the purchase period, the Company, at its option, may elect to settle in Common Stock or cash.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs(1)
2/1/2014 to 2/28/2014	1,970,289	$63.95	1,970,289	$434,000,000
3/1/2014 to 3/31/2014	1,578,486	$68.42	1,578,486	$314,000,000

Total	3,548,775	$65.94	3,548,775

(1)	The Company purchased $74 million of Common Stock during the first quarter of 2014 under its evergreen share repurchase program, which will reduce or eliminate dilution for the full 2014 fiscal year. Therefore, $314 million remains for use under the $500 million share repurchase program.

ITEM 6.	EXHIBITS

(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

(3.2)	By-laws of the Company, amended and restated as of February 1, 2012, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on February 7, 2012.

— (31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

— (31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

— (32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

— (32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013, (ii) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2014 and March 31, 2013 and (v) Notes to Consolidated Financial Statements.

—	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 1, 2014	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
CHIEF FINANCIAL OFFICER

DATE:	May 1, 2014	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

(3.2)	By-laws of the Company, amended and restated as of February 1, 2012, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on February 7, 2012.

— (31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

— (31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

— (32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

— (32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(101)	The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013, (ii) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2014 and March 31, 2013 and (v) Notes to Consolidated Financial Statements.

—	Indicates documents filed herewith.