Form 10-K
period 2014-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2015-02-20
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 2014                                                  Commission file number 1-10585

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $9.3 billion.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the common stock (the “Common Stock”) of Church & Dwight Co., Inc. (the “Company”).  The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2014.

As of February 18, 2015, there were 130,566,502 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2015 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10‑K (this “Annual Report”).

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to sales and earnings growth; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of unit dose laundry detergent; impairments and other charges; consumer demand and spending; the effects of competition; earnings per share; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; cost savings programs; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; the Company’s share repurchase programs; the impact of acquisitions; capital expenditures; the effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the impact of trade name impairment charges; environmental and regulatory matters; availability of raw materials; the effect of the credit environment on the Company’s liquidity and capital expenditures; the Company’s fixed rate debt; compliance with covenants under the Company’s Credit Agreement and other debt instruments; the Company’s commercial paper program; sufficiency of cash flows from operations; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; payment of dividends; actual voluntary and expected cash contributions to pension plans; investments in the Natronx Technologies, LLC (“Natronx”) joint venture; and adequacy of raw materials, including trona reserves. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that might cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition, including The Procter & Gamble Company’s participation in the value laundry detergent category; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

TABLE OF CONTENTS

PART I

PART II

PART III

10.	Directors, Executive Officers and Corporate Governance	92
11.	Executive Compensation	92
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	92
13.	Certain Relationships and Related Transactions, and Director Independence	92
14.	Principal Accounting Fees and Services	92
	PART IV
15.	Exhibits, Financial Statement Schedule	93

PART I

ITEM 1.	BUSINESS

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

The Company focuses its consumer products marketing efforts principally on its nine “power brands.” These well-recognized brand names include ARM & HAMMER (used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent), TROJAN condoms, lubricants and vibrators, OXICLEAN stain removers, cleaning solutions, laundry detergents, dishwashing detergent and bleach alternatives, SPINBRUSH battery-operated and manual toothbrushes, FIRST RESPONSE home pregnancy and ovulation test kits, NAIR depilatories, ORAJEL oral analgesics and XTRA laundry detergent. The ninth “power brand” is the combination of the L’IL CRITTERS and VITAFUSION brand names for the Company’s gummy dietary supplement business. The Company considers four of these brands to be “mega brands”: ARM & HAMMER, OXICLEAN, TROJAN and L’IL CRITTERS and VITAFUSION, and is giving greatest focus to the growth of these brands.

The Company’s business is divided into three primary segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”). The Consumer Domestic segment includes the power brands noted previously as well as other household and personal care products such as SCRUB FREE, KABOOM and ORANGE GLO cleaning products, ARRID antiperspirant and CLOSE-UP and AIM toothpastes and SIMPLY SALINE nasal saline moisturizer. The Consumer International segment primarily sells a variety of personal care products, some of which use the same brands as the Company’s domestic product lines, in international markets, including Canada, France, Australia, the United Kingdom, Mexico and Brazil. The SPD segment is the largest United States (“U.S.”) producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2014, the Consumer Domestic, Consumer International and SPD segments represented approximately 75%, 16% and 9%, respectively, of the Company’s net sales.

All domestic brand “rankings” contained in this Annual Report are based on dollar share rankings from ACNielsen AOC (All Outlets Combined) for the 52 weeks ended December 21, 2014.  Foreign brand “rankings” are derived from several sources.

FINANCIAL INFORMATION ABOUT SEGMENTS

As noted above, the Company’s business is organized into three reportable segments: Consumer Domestic, Consumer International and SPD.  These segments are based on differences in the nature of products and organizational and ownership structures.  The businesses of these segments generally are not seasonal, although the Consumer Domestic and Consumer International segments are affected by sales of SPINBRUSH battery-operated toothbrushes (which typically are higher during the fall, in advance of the holiday season), sales of NAIR depilatories and waxes (which typically are higher in the spring and summer months), and sales of VITAFUSION and L’IL CRITTERS dietary supplements (which typically are slightly higher in the fourth quarter of each year, in advance of the cold and flu season and renewed commitments to health).  Information concerning each of the segments is set forth in Note 17 to the consolidated financial statements included in this Annual Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is Item 7 of this Annual Report.

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
ARM & HAMMER Carpet Deodorizers
ARM & HAMMER Cat Litter Deodorizer
ARM & HAMMER Clumping Cat Litters (including CLUMP & SEAL)
ARM & HAMMER Powder, Liquid and Unit Dose Laundry Detergents
ARM & HAMMER Super Washing Soda
ARM & HAMMER FRESH’N SOFT Fabric Softeners
CLEAN SHOWER Daily Shower Cleaner
FELINE PINE Cat Litter
KABOOM Cleaning Products
NICE’N FLUFFY Fabric Softeners
ORANGE GLO Cleaning Products
OXICLEAN Dishwashing Detergent and Dishwashing Booster
OXICLEAN Laundry and Cleaning Solutions
SCRUB FREE Bathroom Cleaners
XTRA Fabric Softeners
XTRA Powder and Liquid Laundry Detergents

Personal Care	AIM Toothpaste
ANSWER Home Pregnancy and Ovulation Test Kits
ARM & HAMMER Deodorants and Antiperspirants
ARM & HAMMER TRULY RADIANT Toothpaste and Oral Rinses
ARRID Antiperspirants
CLOSE-UP Toothpaste
FIRST RESPONSE Home Pregnancy and Ovulation Test Kits
L’IL CRITTERS Dietary Supplements
MENTADENT Toothpaste and Toothbrushes
NAIR Depilatories, Lotions, Creams and Waxes
ORAJEL Oral Analgesics
PEPSODENT Toothpaste REPHRESH Feminine Hygiene Product REPLENS Feminine Hygiene Product
SIMPLY SALINE Nasal Saline Moisturizer
SPINBRUSH Battery-operated Toothbrushes
TROJAN Condoms, Lubricants and Vibrating Products
VITAFUSION Dietary Supplements

Household Products

In 2014, household products constituted approximately 59% of the Company’s Domestic Consumer sales and approximately 45% of the Company’s total sales.

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

The Company’s laundry detergents constitute its largest consumer business, measured by net sales. The Company markets its ARM & HAMMER brand laundry detergents in powder, liquid and unit dose forms as value products, priced at a discount from products identified by the Company as market leaders. The Company markets its XTRA laundry detergent in both powder and liquid forms at a slightly lower price than ARM & HAMMER brand laundry detergents. The Company also markets XTRA LASTING SCENTSATIONS and XTRA FRESCO SCENTSATIONS, a line of highly fragranced and concentrated liquid laundry detergents, and OXICLEAN laundry stain fighting additives   OXICLEAN is the number one brand in the U.S. laundry stain fighting additive market. The Company markets ARM & HAMMER PLUS OXICLEAN liquid and powder laundry detergents, combining the benefits of these two powerful laundry detergent products, and ARM & HAMMER CRYSTAL BURST unit dose laundry detergent. In 2014, the Company launched ARM & HAMMER PLUS OXICLEAN Ultra Power liquid detergent, an ultra-concentrated version of

ARM & HAMMER PLUS OXICLEAN, ARM & HAMMER CLEAN SCENTSATIONS, a line of liquid detergents with fragrances inspired by U.S. National Parks, OXICLEAN laundry detergent, a premium-priced line of liquid, powder and unit dose laundry detergents, OXICLEAN dishwashing detergent, and OXICLEAN WHITE REVIVE additive, a line of bleach alternatives in both powder and unit dose forms. In 2015, the Company is introducing ARM & HAMMER PLUS OXICLEAN ODOR BLASTERS liquid laundry detergent, ARM & HAMMER CLEAN SCENTSATIONS scent booster, OXICLEAN WHITE REVIVE laundry detergent and liquid additive, OXICLEAN versatile stain remover plus ODOR BLASTERS, and OXICLEAN washing machine cleaner.

The Company’s laundry products also include fabric softener sheets that prevent static cling and soften and freshen clothes. The Company markets ARM & HAMMER FRESH’N SOFT fabric softeners and offers a liquid fabric softener, NICE’N FLUFFY, at a slightly lower price enabling the Company to compete at several price points.

The Company also markets a line of cat litter products, including ARM & HAMMER CLUMP & SEAL clumping cat litter, ARM & HAMMER SUPER SCOOP clumping cat litter and ARM & HAMMER ULTRA LAST, a longer lasting clumping cat litter. Other products include ARM & HAMMER Multi-Cat cat litter, designed for households with more than one cat, ARM & HAMMER ESSENTIALS clumping cat litter, a corn-based scoopable litter made for consumers who prefer to use products made with natural ingredients, and ARM & HAMMER Double Duty cat litter, which eliminates both urine and feces odors on contact. The Company markets its FELINE PINE cat litter in the natural litter segment, complementing the Company’s ARM & HAMMER branded cat litter business and positioning the Company as a leading supplier of natural cat litter. In December 2014, the Company launched ARM & HAMMER CLUMP & SEAL lightweight cat litter and in 2015, the Company will launch ARM & HAMMER CLUMP & SEAL NATURALS cat litter.

In addition, the Company markets a line of household cleaning products including CLEAN SHOWER daily shower cleaner, and SCRUB FREE bathroom cleaners. The Company also markets KABOOM bathroom cleaners, ORANGE GLO household cleaning products and OXICLEAN Dishwashing Booster, which removes cloudy film and food particles on glasses and dishes. In 2014, the Company introduced KABOOM SHOWER GUARD, a daily shower cleaning product, and extended its OXICLEAN brand by launching its first OXICLEAN automatic dishwasher dishwashing detergent.

Personal Care Products

The Company’s personal care business was founded on the unique strengths of its ARM & HAMMER trademark and baking soda technology. The Company has expanded its personal care business through its acquisition of antiperspirants, oral care products, depilatories, reproductive health products, oral analgesics, nasal saline moisturizers and dietary supplements under a variety of other leading brand names. In 2014, Personal Care Products constituted approximately 41% of the Company’s Consumer Domestic sales and approximately 30% of the Company’s total sales.

ARM & HAMMER Baking Soda, when used as a dentifrice, helps whiten and polish teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products that are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE and ARM & HAMMER ADVANCE WHITE brand names, including a line of toothpaste for sensitive teeth under the ARM & HAMMER brand.

The Company also manufactures in the U.S. and markets in the U.S. (including Puerto Rico) and Canada CLOSE-UP, PEPSODENT and AIM toothpastes, which are priced at a discount from the market leaders, and the MENTADENT brand of toothpaste and toothbrushes. In addition, the Company markets deodorant and antiperspirant products under the ARM & HAMMER and ARRID brand names.

Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases. The Company’s TROJAN condom brand is the number one condom brand in the U.S., and has been in use for more than 90 years. The brand includes such products as ECSTASY, TROJAN EXTENDED PLEASURE, HER PLEASURE, TWISTED PLEASURE, MAGNUM and FIRE & ICE, TROJAN CHARGED, a condom with a sensate lubricant that has heating, cooling and tingling properties, and TROJAN Vibrations, a line of vibrating products. The Company also markets a line of lubrication products under the TROJAN brand. In 2014, the Company introduced line extensions into the TROJAN lubricant line, launched two new condoms: TROJAN DOUBLE ECSTASY and TROJAN MAGNUM RIBBED and introduced two new vibrating products under its TROJAN Vibrations line. In 2015, the Company is introducing TROJAN STUDDED BARESKIN and MAGNUM BARESKIN condoms and TROJAN TONIGHT and TROJAN H2O lubricants.

The Company markets SPINBRUSH battery-operated toothbrushes in the U.S. (including Puerto Rico), the United Kingdom, Canada, France, China and Australia. In 2014, the SPINBRUSH battery-operated toothbrush was the number one leading brand of battery-operated toothbrushes in the U.S. The Company also markets SPINBRUSH PROCLEAN toothbrushes, a two-speed version of the product, SPINBRUSH PROCLEAN Recharge, a rechargeable toothbrush offering up to one week of power brushes between charges, SPINBRUSH PROCLEAN Sonic, a value high speed battery-operated toothbrush which competes with much more expensive “sonic” toothbrushes, and ARM & HAMMER TOOTH TUNES battery-operated toothbrushes, with proprietary technology that delivers music while brushing. In 2014, the Company introduced a line of SPINBRUSH TRULY RADIANT toothpastes. In 2015, the Company is introducing a line of ARM & HAMMER SPINBRUSH manual toothbrushes with rotating heads as well as ARM & HAMMER TRULY RADIANT oral rinse.

The Company markets two lines of home pregnancy and ovulation test kits. Its FIRST RESPONSE brand of diagnostic kits is the number one selling brand in the U.S. Its ANSWER home pregnancy and ovulation test kits compete in the value segment of the market. In 2014, the Company launched an enhanced FIRST RESPONSE pregnancy test kit that can tell a woman that she is pregnant up to six days before her expected period, with 99% accuracy from the day of her missed period. In 2015, the Company will launch a new stick design for its FIRST RESPONSE pregnancy test kit and an ovulation test and confirm kit.

The Company’s NAIR hair-removal brand is the number one selling depilatory brand in the U.S., with innovative products that address consumer needs for quick, complete and longer-lasting hair removal.  The Company offers a full line of depilatory products for women and men under the NAIR brand name, including NAIR SHOWER POWER, SPRAYS AWAY, and the Moroccan Argan Oil line of depilatories and waxes.  In 2015, the Company is introducing three new NAIR Moroccan Argan Oil hair-removal products, building on the success of the lines which were introduced in 2014.

The Company markets ORAJEL oral analgesics, which includes products for adults as well as babies, including ORAJEL Cooling Cucumber Teething Gel and BABY ORAJEL Tooth and Gum Cleanser. The ORAJEL teething and toothache line of products is the number one brand in the U.S. In 2014, the Company introduced several teething and toothache line extensions with licensed characters under the ORAJEL trademark. In 2015, the Company is introducing ORAJEL alcohol free mouth sore rinse.

The Company markets and sells the L’IL CRITTERS children’s gummy dietary supplement line and the VITAFUSION adult gummy dietary supplement line, both number one leading brands in the gummy-form dietary supplement category. The Company also markets and sells a line of gummy probiotics under the ACCUFLORA brand name, and private label gummy dietary supplements. In 2014, the Company introduced two new lines of gummy dietary supplements: VITAFUSION MULTIVITES PLUS and L’IL CRITTERS GUMMY VITES PLUS. In 2015, the Company is introducing VITAFUSION EXTRA STRENGTH line extensions and FIRST RESPONSE reproductive health dietary supplements.

The Company markets the SIMPLY SALINE brand of nasal saline moisturizers in the U.S., complementing the Company’s STERIMAR brand nasal saline solution business in Europe and other parts of the world. The Company also markets BATISTE dry shampoo in the U.S.

In 2014, the Company acquired the feminine care brands REPHRESH and REPLENS as part of the acquisition of the Lil’ Drug Store products.

Consumer International

The Consumer International segment markets a variety of personal care products, household and over-the-counter products in international markets, including Canada, France, Australia, China, the United Kingdom, Mexico and Brazil.  Export sales from the U.S. are included in this segment.

Total Consumer International net sales represented approximately 16% of the Company’s consolidated net sales in 2014.  Net sales of the businesses located in Europe, Canada, Australia and Mexico accounted for 35%, 34%, 10% and 10%, respectively, of the Company’s 2014 international net sales in this segment.  No other country in which the Company operates accounts for more than 10% of its total international net sales and no product line accounts for more than 15% of total international net sales.

Certain of the Company’s international product lines are similar to its domestic product lines and many are unique. For example, the Company markets its ARM & HAMMER and OXICLEAN laundry products and TROJAN condoms in Canada and Mexico, ARM & HAMMER cat litter in Canada, home pregnancy and ovulation test kits and oral care products in most of its international markets, waxes and depilatory products in virtually all international locations and L’IL CRITTERS and VITAFUSION gummy dietary supplements principally in Canada and Asia.

The Company also markets SPINBRUSH battery-operated toothbrushes internationally, primarily in the United Kingdom, Canada, France, China and Australia.  The Company sells STERIMAR nasal hygiene products in a number of markets in Europe, as well as in Mexico, parts of Asia and Australia and other international markets. The Company also sells BATISTE dry shampoo principally in the United Kingdom, where it is the number one selling dry shampoo, Australia, Canada, France, Brazil, China and Mexico, as well as other markets including the United States. The Company also markets the CURASH line of babycare products in Australia, and GRAVOL anti-nauseant and RUB-A535 topical analgesic in Canada and other international markets.

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

The Company’s competitors include The Procter & Gamble Company (“P&G”), The Sun Products Corporation, The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestle Purina PetCare Company, Henkel AG & Co. KGaA, Reckitt Benckiser Group plc, Johnson & Johnson, Ansell Limited, Pfizer Inc., Bayer AG, Alere Inc., NBTY, Inc. and Pharmavite LLC. Many of these companies have greater financial resources than the Company and have the capacity to outspend the Company if they attempt to gain market share.

Product introductions typically involve heavy marketing and trade spending in the year of launch, and the Company usually is not able to determine whether the new products and line extensions will be successful until a period of time has elapsed following the introduction of the new products or the extension of the product line.

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

DISTRIBUTION FOR CONSUMER DOMESTIC

Products in the Consumer Domestic segment are marketed throughout the U.S. primarily through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar, pet and other specialty stores, and websites, all of which sell the products to consumers. The Company employs a sales force based regionally throughout the U.S. and utilizes the services of independent food brokers, who represent the Company’s products in the food, mass, pet, dollar and club, as well as numerous other classes of trade. The Company’s products are stored in Company plants and third-party owned warehouses and are either delivered by independent trucking companies or picked up by customers at the Company’s facilities.

DISTRIBUTION FOR CONSUMER INTERNATIONAL

Products in the Consumer International segment are sold broadly across retail platforms that include supermarkets, wholesale clubs, pharmacies and drugstores, convenience stores, discount stores and websites, all of which sell the products to consumers. The Company’s Consumer International distribution network is well-established and varies according to the needs of each market.  Subsidiary countries primarily utilize internal warehousing and distribution capabilities that enable direct shipment to key retailers.  Export markets primarily rely upon third party suppliers to market, warehouse and distribute products to end customers.

Specialty Products Division

Principal Products

The Company’s SPD segment focuses on sales to businesses and participates in three product areas: Specialty Chemicals, Animal Nutrition and Specialty Cleaners, and accounted for approximately 9% of the Company’s consolidated net sales in 2014.  The following table sets forth the principal products of the Company’s SPD segment.

Type of Product	Key Brand Names
Specialty Chemicals	ARM & HAMMER Performance Grade Sodium Bicarbonate
ARMAND PRODUCTS COMPANY Potassium Carbonate and Potassium Bicarbonate(1)
Enprove Ground Trona (2)
Enprove Sodium Bicarbonate (2)

Animal Nutrition	ARM & HAMMER Feed Grade Sodium Bicarbonate
BIO-CHLOR and FERMENTEN Rumen Fermentation Enhancers
DCAD PLUS Feed Grade Potassium Carbonate (3)
MEGALAC Rumen Bypass Fat (4)
MEGALAC -R Omega 3 & Omega 6 Essential Fatty Acids (4)
MEGAMINE-L, Rumen Bypass Lysine
SQ-810 Natural Sodium Sesquicarbonate
CELMANAX Refined Functional Carbohydrate (6)

Specialty Cleaners	ARMAKLEEN Commercial & Professional Aqueous Cleaners (5)
ARMEX Blast Media (5)
Commercial & Professional Cleaners and Deodorizers

(1)	Manufactured and marketed by Armand Products Company (“Armand”), a joint venture in which the Company holds a 50% interest.
(2)

Distributed and marketed by Natronx, a joint venture in which the Company holds a one-third ownership interest.  Enprove is a registered trademark of FMC Corporation (“FMC”) that has been assigned to Natronx with the right of reversion to FMC upon a Natronx dissolution.

(3)	Manufactured for the Company by Armand.
(4)	MEGALAC is a registered trademark of Volac International Limited.
(5)	Distributed in North America by The ArmaKleen Company (“ArmaKleen”), a joint venture in which the Company holds a 50% ownership interest.
(6)	Acquired as part of the VI-COR acquisition in January 2015.

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

The Company’s Brazilian subsidiary, Quimica Geral do Nordeste (“QGN”), markets sodium bicarbonate in Brazil and is South America’s leading provider of sodium bicarbonate.

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

On January 2, 2015, the Company acquired certain assets of Varied Industries Corporation (the “VI-COR Acquisition”) a manufacturer and seller of feed ingredients for cows, beef cattle, poultry and other livestock, including CELMANAX Refined Functional Carbohydrate and other feed additives for sale in domestic and international markets and used to promote livestock digestive health and performance.

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

The cost of raw materials, including surfactants, diesel fuel and oil-based raw and packaging materials used primarily in the consumer businesses, continued to be high in 2014 relative to prior years. However, while the market price of ethylene-based resin was at an all-time high in 2014, the Company’s cost for this material was partially mitigated as a result of the Company’s ability to contractually lock in pricing for 2014. Increases in the prices of certain raw materials could materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

The Company utilizes the services of third party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

The Company’s trademarks appear in upper case letters throughout this Annual Report. The majority of the Company’s trademarks are registered with either the U.S. Patent and Trademark Office or with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by the Company since 1867, and is a valuable asset and important to the successful operation of the Company’s business. The Company’s products are sold under many other valuable trademarks held by the Company, including TROJAN, NAIR, ORAJEL, FIRST RESPONSE, XTRA, OXICLEAN, SPINBRUSH, BATISTE, SIMPLY SALINE, FELINE PINE, L’IL CRITTERS, VITAFUSION, REPHRESH and REPLENS. The Company’s portfolio of trademarks represents substantial goodwill in the businesses using the trademarks.

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. Although the Company actively seeks and maintains a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2014, 2013, and 2012, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates (“Wal-Mart”), were 25%, 24% and 24% respectively, of the Company’s total consolidated net sales.  The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.  No other customer accounted for 10% or more of consolidated net sales in the three-year period.

RESEARCH & DEVELOPMENT

The Company conducts research and development activities primarily at its Princeton and Cranbury facilities in New Jersey.  The Company devotes significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features and to provide increased convenience and value to its customers.  To increase its innovative capabilities, the Company engages outside contractors for general research and development in activities beyond its core areas of expertise.  The Company spent $59.8 million, $61.8 million and $54.8 million on research and development activities in 2014, 2013 and 2012, respectively.

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

The Company’s relationship with certain union employees may be overseen by the National Labor Relations Board. The Company’s activities also are regulated by various agencies of the countries, states, provinces and other localities in which the Company sells its products.

Medical Device Clearance and Approval

To be commercially distributed in the U.S., a medical device must, unless exempt, receive clearance or approval from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”). Lower risk devices are categorized as either class I or II devices. For class II devices, the manufacturer must generally submit a premarket notification requesting clearance for commercial distribution known as a “510(k)” clearance. The Company’s condoms, lubricants, contact lens solution, wound wash and home pregnancy test kits are regulated as class II devices. Some low risk devices, including SPINBRUSH and other battery powered toothbrushes, are in class I and are generally exempted from the 510(k) requirement. To obtain 510(k) clearance, a device must be determined to be substantially equivalent in intended use and in safety and effectiveness to a benchmark device, or “predicate” that is already legally in commercial distribution. Any modification to a 510(k) cleared device that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, generally requires a new 510(k) clearance. A manufacturer may determine that a new 510(k) clearance is not required, but if the FDA disagrees, it may retroactively require a 510(k) clearance and may require the manufacturer to cease marketing or recall the modified device until 510(k) clearance is obtained.

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

Food Products

The Company markets baking soda and animal feed products, such as rumen fermentation enhancers and DCAD balancers, that are also subject to FDA and foreign regulation. In 2011, the Food Safety Modernization Act (FSMA) was enacted, changing the ways in which food and animal feed products are regulated. Under the provisions of the Act, the emphasis shifted from compliant products to mandatory preventive controls including hazard analysis, risk controls, supplier qualifications and controls and increased record keeping. FSMA grants the FDA the authority to require mandatory recalls for products under certain conditions. The FDA is currently in the process of establishing rules and guidance to implement the provisions of FSMA.  The potential impact of these rules and applicable guidance cannot be determined at this time.

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

Generally, dietary ingredients that were marketed in the U.S. prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e. dietary ingredients that were not marketed in the U.S. before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA at least 75 days before the initial marketing unless the ingredient has been present in the food supply as an article used for food without being chemically altered. A new dietary ingredient notification must provide evidence of a history of use or other evidence establishing that use of the dietary ingredient is reasonably expected to be safe. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could effectively prevent the marketing of the dietary ingredient. On July 5, 2011, the FDA issued draft guidance governing notification of new dietary ingredients. The draft guidance was issued for public comment and not for implementation. To date the FDA has not taken any further steps towards implementing the guidance. The guidance, if implemented, could effectively change the status of dietary ingredients that the industry has marketed as “old” dietary ingredients to “new” dietary ingredients that may require submission of a new dietary ingredient notification.

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

The FDA’s cGMP regulations govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. As with OTC products, the FDA performs periodic audits to ensure that the Company’s dietary supplement facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representation made to customers or to regulatory action against the Company related to the products made in that facility, seizure, injunction or recall. There remains considerable uncertainty with respect to the FDA’s interpretation of the cGMP regulations and their actual implementation in manufacturing facilities. The failure of a manufacturing facility to comply with the cGMP regulations may render products manufactured in that facility adulterated, and subjects those products and the manufacturer to a variety of potential FDA enforcement actions. In addition, under recent amendments to the FDCA, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome requirements, which may increase the costs of dietary ingredients and subject suppliers of such ingredients to more rigorous inspections and enforcement. The manufacturer, packer, or distributor of a dietary supplement marketed in the U.S. whose name appears on the label of the supplement is required to report serious adverse events associated with the use of that supplement to the FDA.

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

GEOGRAPHIC AREAS

Approximately 81%, 80% and 79% of the Company’s net sales in 2014, 2013 and 2012, respectively, were to customers in the U.S.  Approximately 96%, 97% and 97% of the Company’s long-lived assets were located in the U.S. at December 31, 2014, 2013 and 2012, respectively.  Other than the U.S., no one country accounts for more than 7% of consolidated net sales and 5% of total assets.

EMPLOYEES

At December 31, 2014, the Company had approximately 4,200 employees.  The Company is party to a labor contract with the International Machinists Union at its Colonial Heights, Virginia plant, which expires May 31, 2018.  Internationally, the Company employs union employees in France, Mexico, Brazil and New Zealand.  The Company believes that its relations with both its union and non-union employees are satisfactory.

CLASSES OF SIMILAR PRODUCTS

The Company’s operations, exclusive of unconsolidated entities, constitute three reportable segments: Consumer Domestic, Consumer International and SPD.  The table set forth below shows the percentage of the Company’s net sales (exclusive of net sales of unconsolidated entities) contributed by each group of similar products marketed by the Company during 2014, 2013 and 2012.

	% of Net Sales
	2014	2013	2012
Consumer Domestic
Household Products	45%	45%	48%
Personal Care Products	30%	30%	26%
Consumer International	16%	17%	17%
Specialty Products	9%	8%	9%

PUBLIC INFORMATION

The Company maintains a website at www.churchdwight.com and on the “Investors—SEC Filings” page of the website makes available free of charge the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Commission. Also available on the “Investors—Corporate Governance” page on the Company’s website are the Company’s Corporate Governance Guidelines, charters for the Audit, Compensation & Organization and Governance & Nominating Committees of the Board and the Company’s Code of Conduct. Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 500 Charles Ewing Boulevard, Ewing, New Jersey 08628, attention: Secretary. The information presented in the Company’s website is not a part of this Annual Report and the reference to the Company’s website is intended to be an inactive textual reference only.

ITEM 1A.	RISK FACTORS

The following risks and uncertainties, as well as others described elsewhere in this Annual Report, could materially adversely affect the Company’s business, results of operations and financial condition:

•	Unfavorable economic conditions could adversely affect demand for the Company’s products.

Unfavorable and uncertain economic conditions have adversely affected, and in the future may adversely affect, demand for some of the categories of products the Company sells, resulting in reduced sales volume or market share or a shift in its product mix from higher margin to lower margin products. Factors that can affect demand include competitors’ products, advertising and pricing actions, rates of unemployment, consumer confidence, health care costs, fuel and other energy costs and other economic factors affecting consumer spending behavior, including delays in the timing of tax refunds from the federal government, gasoline and home heating oil pricing, reduced unemployment benefits in periods of high unemployment and tax increases. While the vast majority of the Company’s products generally are consumer staples that should be less vulnerable to decreases in discretionary spending than other products, they may become subject to increasing price competition. Moreover, some of the Company’s products, such as laundry additives, gummy dietary supplements and battery-operated toothbrushes, are more likely to be affected by consumer decisions to control spending.

Some of the Company’s customers, including mass merchandisers, supermarkets, drugstores, convenience stores, wholesale clubs, home stores, and dollar, pet and other specialty stores, have experienced and may experience in the future declining financial performance, which could affect their ability to pay amounts due to the Company on a timely basis or at all. The Company regularly reviews the financial strength of its key customers and, where appropriate, modifies customer credit limits, which may have an adverse impact on future sales. Because the same economic conditions that affect the Company also affect many of the Company’s suppliers, the Company regularly conducts a similar review of its suppliers to assess both their financial viability and the importance of their products to the Company’s operations. When appropriate, the Company identifies alternate sources of materials and services. To date, the Company has not experienced a material adverse impact from economic conditions affecting its customers or suppliers. However, a protracted economic downturn that adversely affects the Company’s suppliers and customers could adversely affect its sales and results of operations.

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

The Company’s products generally compete on the basis of performance, brand recognition, price, value or other benefits to consumers. Consumer products are subject to significant price competition. As a result, the Company may need to reduce the prices for some of its products, or increase prices by an amount that does not cover manufacturing cost increases, to respond to competitive and customer pressures and to maintain market share. Any reduction in prices, or inability to raise prices sufficiently to cover manufacturing cost increases, would harm profit margins. In addition, if the Company’s sales volumes fail to grow sufficiently to offset any reduction in margins, its sales growth and other results of operations would suffer.

Advertising, promotion, merchandising and packaging also have a significant impact on retail customer decisions regarding the brands and product lines they sell and on consumer purchasing decisions. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position. If the Company’s advertising, marketing and promotional programs are not effective, its sales growth may decline.

Many of the Company’s competitors are large companies, including P&G, The Sun Products Corporation, The Clorox Company, Colgate-Palmolive Company, Henkel AG & Co. KGaA, Reckitt Benckiser Group plc, Johnson & Johnson, Nestle Purina PetCare Company, Ansell Limited, Alere Inc., Pfizer Inc., Bayer AG, S.C. Johnson & Son, Inc., Pharmavite LLC and NBTY, Inc. Many of these companies have greater financial resources than does the Company, and, therefore, have the capacity to outspend the Company on advertising and promotional activities and introduce competing products more quickly and respond more effectively to changing business and economic conditions than can the Company. In addition, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by it. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices, which could lead to reduced profits and adversely affect growth. If the Company loses market share or the markets in which it competes do not grow substantially, its sales growth will decline.

Since the 2012 introduction in the U.S. of unit dose laundry detergent by various manufacturers, including the Company, there has been significant product and price competition in the laundry detergent category, contributing to an overall category decline. During 2012, 2013 and 2014, the category declined 0.6%, an additional 3.2% and an additional 2.9%, respectively. In 2014, P&G, the market leader in premium laundry detergent, including unit dose laundry detergent, reconfigured certain of its product offerings and related marketing and pricing strategies and launched various products to compete more directly with the Company’s core ARM & HAMMER, XTRA and OXICLEAN power brands. Specifically, P&G launched lower-priced laundry detergents to compete directly with the Company’s core value laundry detergents and has launched a versatile stain remover to compete with the Company’s pre-wash additive, OXICLEAN, supported by aggressive trade spending and marketing.  These actions and price competition could negatively impact the Company’s laundry detergent and versatile stain remover businesses.

•	Loss of any of its principal customers could significantly decrease the Company’s sales and profitability.

A limited number of customers account for a large percentage of the Company’s net sales.  Wal-Mart is the Company’s largest customer, accounting for approximately 25% of net sales in 2014, 24% of net sales in 2013 and 24% of net sales in 2012.  The Company’s top three customers accounted for approximately 36% of net sales in 2014, 35% of net sales in 2013 and 34% of net sales in 2012.  The Company expects that a significant portion of its net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of Wal-Mart or any of the Company’s other largest customers, including a reduction in the number of brands they carry or of shelf space they dedicate to private label products, could materially harm the Company’s net sales and profitability.

In addition, the Company’s business is based primarily upon individual sales orders as it rarely enters into long-term contracts with its customers and most customer agreements include customer termination rights after short notice. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. If the Company loses a significant customer or if sales of its products to a significant customer materially decrease, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In addition, private label products sold by retail trade chains are typically sold at lower prices than branded products. As consumers look for opportunities to decrease discretionary spending, the Company’s customers have discontinued or reduced distribution of some of its products to encourage those consumers to purchase the customers’ less expensive private label products (primarily in the dietary supplements, diagnostic kits and oral analgesics categories). To the extent customers discontinue or reduce distribution of the Company’s products or these products are adversely affected by customers’ actions to increase shelf space for their private label products, the Company would seek to improve distribution with other customers. However, if the Company’s efforts are not effective, its sales growth and other results, as well as its market share, could be adversely affected.

•	A continued shift in the retail market from food and drug stores to club stores, dollar stores and mass merchandisers could cause the Company’s sales to decline.

The Company’s performance depends upon the general health of the economy and of the retail environment in particular, and could be significantly harmed by changes affecting retailing and the financial difficulties of the Company’s retailer customers. Consumer products, such as those marketed by the Company, are increasingly being sold by club stores, dollar stores and mass merchandisers. Sales of the Company’s products remain strongest in the mass merchandiser, food and drug channels of trade, and the Company’s products are also being sold in the club stores and dollar stores channels. Although the Company has taken steps to improve, and has seen improvement in, sales to club stores and dollar stores, if the current trend continues and the Company is not successful in further improving sales to these channels, its financial condition and operating results could suffer.

•	Market category declines and changes to the Company’s product and geographic mix may impact the achievement of the Company’s sales growth targets, planned pricing and financial results.

A significant percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition.  During 2014, approximately 80% of the Company’s sales were generated in U.S. markets.  U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to the Company’s most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, dietary supplements, antiperspirants and deodorants. The Company’s ability to achieve unit sales growth in domestic markets will depend on increased use of its products by consumers relative to competitors’ products, its ability to drive growth through product innovation in existing and new product categories, investment in its established brands and enhanced merchandising and its ability to capture market share from its competitors. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that expand its product categories and develop, acquire or successfully launch new products, it may not achieve its sales growth objectives. Even if the Company is successful in increasing sales within its product categories, a continuing or accelerating decline in the overall markets for the Company’s products could have a negative impact on its financial results.

•	Cost overruns and delays, regulatory requirements, and miscalculations in capacity needs with respect to the Company’s expansion projects could adversely affect its business.

The Company initiates expansion projects from time to time. For example, the Company is currently expanding its gummy dietary supplements production capacity at its York, Pennsylvania manufacturing facility to meet expected future product demand. The new gummy dietary supplements line is expected to start production in the first quarter of 2015. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following: shortages of equipment, materials or skilled labor; work stoppages; unscheduled delays in the delivery of ordered materials and equipment; unanticipated cost increases; difficulties in obtaining necessary permits or in meeting permit conditions; difficulties in meeting regulatory requirements or obtaining regulatory approvals; availability of suppliers to certify equipment for existing and enhanced regulations; design and engineering problems; and failure or delay of third party service providers, civil unrest and labor disputes. Significant cost overruns or delays in completing a project could have a material adverse effect on the Company’s return on investment, results of operations and cash flows. In addition, if the Company miscalculates its anticipated capacity needs, this too could negatively impact its operations, financial condition and results of operations.

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

The Company uses hedge agreements to mitigate the volatility of diesel fuel prices. The hedge agreements are designed to add stability to product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in prices over the term of the contract. However, in periods of declining fuel prices, the hedge agreements can have the effect of locking the Company in at above-market prices.

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

For example, the Company has been launching more new products into “white space” categories than it has historically. In 2014, the Company expanded the OXICLEAN brand into three additional categories: premium laundry detergent, dishwashing detergent and bleach alternatives. In addition, the Company launched new products across almost all of its core businesses including a premium clumping cat litter called ARM & HAMMER CLUMP & SEAL, a new premium toothpaste called ARM & HAMMER TRULY RADIANT, a new vitamin line for the VITAFUSION brand, and new condoms, vibrators and lubricants under the TROJAN brand. While most of these new products have received strong distribution acceptance from the Company’s retailers to date, and will be supported by increased marketing spending, there is no assurance that the Company’s customers and consumers will continue to purchase these new products. If these new products are not successful in gaining market share, the Company’s financial results could suffer.

From time to time, the Company has discontinued certain products and product lines, which resulted in returns from customers, asset write-offs and shutdown costs. The Company may suffer similar adverse consequences in the future to the extent it discontinues products that do not meet expectations or no longer satisfy consumer demand.

•	Reduced availability of transportation or disruptions in our transportation network could adversely affect us.

We distribute our products and receive raw materials and packaging components primarily by truck, rail and ship and through various ports of entry.  Reduced availability of trucking, rail or shipping capacity due to adverse weather conditions, allocation of assets to other industries or geographies or otherwise, work stoppages, strikes or shutdowns of ports of entry or such transportation sources, could cause us to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials or packaging components in a timely manner, which could disrupt our operations, strain our customer relationships and competitive position, and adversely affect our operating profits.

•	If the reputation of one or more of the Company’s leading brands erodes, its financial results could suffer.

The Company’s financial success is directly dependent on the reputation and success of its brands, particularly the ARM & HAMMER, OXICLEAN, TROJAN, L’IL CRITTERS and VITAFUSION brands. The effectiveness of these brands could suffer if the Company’s marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Further, the Company’s results could be adversely affected if one or more of its other leading brands suffers damage to its reputation due to real or perceived quality or safety issues.

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

Widespread use of social media and networking sites by consumers has greatly increased the speed and accessibility of information dissemination.  Negative or inaccurate posting or comments about the Company in the media or on any social networking website, or the disclosure of non-public sensitive information through social media, could generate adverse publicity that could damage the reputation of our brands.  In addition, given the association of our individual products with the Company, an issue with one of our products could negatively affect the reputation of our other products, or the Company as a whole, thereby potentially adversely impacting the Company’s financial results.

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

The Company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such substances due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations. The Company currently is subject to environmental regulatory proceedings involving its Brazilian subsidiary, which has been fined the equivalent of approximately $1.9 million (at current exchange rates) in the proceedings.  The Brazilian subsidiary is contesting the fine. In addition, the Company may be required to remove certain landfills in Brazil in connection with these proceedings, the cost of which is estimated to be in the range of $30 million to $50 million. It is possible that the Company could become subject to additional environmental liabilities in the future, particularly with respect to its operations in Brazil, that could have a material adverse effect on its results of operations or financial condition.

•	Current and future laws and regulations in the countries in which the company and its suppliers operate could expose the Company to increased costs and other adverse consequences.

The manufacturing, processing, formulation (including stability), packaging, labeling, marketing, distribution and sale of the Company’s products are subject to regulation by federal agencies, including the FDA, the FTC, the EPA and the CPSC. In addition, the Company’s and its suppliers’ operations are subject to the oversight of the Occupational Safety and Health Administration and the National Labor Relations Board. The Company’s activities are also regulated by various agencies of the states, localities and foreign countries in which its products are sold.

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

•	the possibility of expropriation, confiscatory taxation or price controls;
•	obstacles to repatriating foreign profits back to the U.S.;
•	political or economic instability, and civil unrest;
•	disruptions in the global transportation network, such as work stoppages, strikes or shutdowns of ports of entry or such other transportation sources, or other labor unrest;
•	compliance with laws and regulations concerning ethical business practices, including without limitation, the U.S. Foreign Corrupt Practices Act and United Kingdom Bribery Act;
•	difficulty in enforcing contractual and intellectual property rights;
•	regulatory requirements for certain products; and
•	difficulties in staffing and managing international operations.

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

In addition, the Company is exposed to foreign currency exchange rate risk with respect to its sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. Outside of the U.S., sales and costs are denominated in a variety of currencies, including the Canadian Dollar, Euro, British Pound, Brazilian Real, Mexican Peso, Chinese Yuan and Australian Dollar. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease operating profits and cash flow. The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in the U.S. Dollar, Canadian Dollar, British Pound and Euro.

•	The Company may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

The Company seeks to acquire or invest in businesses that offer products, services or technologies that are complementary. The Company has made nine acquisitions in the past twelve years, including the following brands: SPINBRUSH battery-powered toothbrushes; OXICLEAN, KABOOM and ORANGE GLO cleaning products; ORAJEL oral analgesics; SIMPLY SALINE nasal moisturizers; FELINE PINE natural cat litter; BATISTE dry shampoo; L’IL CRITTERS and VITAFUSION dietary supplements; REPHRESH and REPLENS feminine care products; and, in January 2015, VI-COR, a manufacturer and seller of feed ingredients for dairy cows, beef cattle, poultry and other livestock.

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

•

The Company relies significantly on information technology.  Any inadequacy, interruption, theft or loss of data, malicious attack, integration failure, failure to maintain the security, confidentiality or privacy of sensitive data residing on our systems or other security failure of that technology could harm the Company’s ability to effectively operate its business and damage the reputation of its brands.

The Company relies extensively on information technology systems, some of which are managed by third-party service providers, to conduct its business. These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, billing customers and receiving and applying payment, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing customer, consumer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage the Company’s business.  In addition, the Company is engaged in limited e-commerce with respect to its TROJAN brand.

Increased information technology security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the information technology systems, networks, and services of the Company, its customers and other business partners, as well as the confidentiality, availability, and integrity of the data of the Company, its customers and other business partners. As a result, the Company’s information technology systems, networks or service providers could be damaged or cease to function properly or the Company could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. Although the Company has business continuity plans in place and is in process of implementing a breach response plan to address service interruptions, if these plans do not provide effective alternative processes on a timely basis, the Company may suffer interruptions in its ability to manage or conduct its operations which may adversely affect its business.  The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by any business interruptions or data security breaches.

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

As of December 31, 2014, the Company had approximately $1,095 million of total consolidated indebtedness.  This amount of indebtedness could have important consequences, including:

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

In addition, the Company may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify. Any decision regarding future borrowings will be based on the facts and circumstances existing at the time, including market conditions and the Company’s credit rating.

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

In recent years, the banking system and financial markets have experienced severe disruption, including, among other things, bank failures and consolidations, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations and fluctuations in foreign currency exchange rates.  These conditions present the following risks to the Company, among others:

•

The Company is dependent on the continued viability of the financial institutions that participate in the syndicate that is generally obligated to fund the Company’s $600 million unsecured revolving credit facility dated December 19, 2014 (as amended, the “Credit Agreement”). In addition, the Credit Agreement includes a “commitment increase” feature that enables the Company to increase the amount of its borrowing under the Credit Agreement, subject to lending commitments and certain conditions. Any disruption in the credit markets could limit the availability of credit or the ability or willingness of financial institutions to extend credit, which could adversely affect the Company’s liquidity and capital resources.

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

The market for the Company’s products depends to a significant extent upon the value associated with its trademarks and brand names, including ARM & HAMMER, TROJAN, OXICLEAN, L’IL CRITTERS and VITAFUSION. The Company owns the material trademarks and brand names used in connection with the marketing and distribution of its major products both in the U.S. and in other countries. In addition, the Company holds several valuable patents on its products, which the Company believes serve as an effective barrier to entry for new competitors. Accordingly, the Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property rights. Although most of the Company’s material intellectual property is registered in the U.S. and in certain foreign countries in which it operates, it cannot be sure that its intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions. The Company cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions relating to such rights. In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. If other parties infringe the Company’s intellectual property rights, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The Company’s failure to perfect or successfully assert intellectual property rights could make it less competitive and could have a material adverse effect on its business, operating results and financial condition. Also, the Company’s patents are granted for a term of 20 years from the date the patent application is filed. While the Company considers no single patent to be material to the business as a whole, it does recognize that the loss of key patents will allow for increased competition, specifically to its SPINBRUSH battery-powered toothbrush, FIRST RESPONSE pregnancy test kit and ANSWER pregnancy test kit brands. While the Company has obtained and is seeking patent protection for improvements made in these product areas, the Company cannot provide assurance that its patents on such improvements will offer the same level of protection from competition as the patents that are nearing the end of their 20 year terms and expiring.

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

The Company has a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived assets, which are periodically evaluated for impairment in accordance with current accounting standards. Declines in the Company’s profitability and/or estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets and market discount rates, has resulted in impairment charges from time to time, and may result in future impairment charges, which could reduce the Company’s net income and otherwise have an adverse impact on operating results.  In 2014, the results of the Company’s annual impairment test for indefinite lived trade names resulted in a personal care trade name whose fair value exceeded its carrying value by 11%.  This trade name is valued at approximately $37 million and is considered an important asset to the Company.  The Company continues to monitor performance and should there be any significant change in forecasted assumptions or estimates, including sales, profitability and discount rate, the Company may be required to recognize an impairment charge.

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

The Company leases a 250,000 square foot building in Ewing, New Jersey for its global corporate headquarters. The lease expires in 2032, subject to two ten-year extension terms at the option of the Company. The Company’s aggregate lease commitment is approximately $116 million over the lease term.

In addition, the Company owns a 127,000 square feet facility in Princeton, New Jersey which is occupied by the Company’s research and development and SPD personnel. The Company also owns a 36,000 square foot research and development facility in Cranbury, New Jersey.

The Company also leases offices in various locations throughout the U.S. and globally.  The Company and its consolidated subsidiaries also own or lease other facilities as set forth in the following table:

Location	Products Manufactured	Segment	Approximate Area (Sq. Feet)
Owned:
Manufacturing facilities
York, Pennsylvania	Liquid laundry detergent and cat litter	Consumer Domestic and Consumer International	450,000
Harrisonville, Missouri	Liquid laundry detergent and fabric softener	Consumer Domestic and Consumer International	272,000
Green River, Wyoming	Sodium bicarbonate and various consumer products	Consumer Domestic, Consumer International and SPD	250,000
Lakewood, New Jersey	Various consumer products	Consumer Domestic and Consumer International	250,000
Colonial Heights, Virginia	Condoms	Consumer Domestic and Consumer International	220,000
Old Fort, Ohio	Sodium bicarbonate, rumen bypass fats and various consumer products	Consumer Domestic, Consumer International and SPD	208,000
Montreal, Canada	Personal care products	Consumer International	157,000
Camaçari, Bahia, Brazil	Sodium bicarbonate and other products	SPD	120,000
Feira de Santana, Bahia, Brazil(1)		SPD	106,000
Folkestone, England	Personal care products	Consumer International	78,000
Madera, California	Rumen bypass fats and related products	SPD	50,000
Itapura, Bahia, Brazil	Barite	SPD	35,000
New Plymouth, New Zealand (2)	Condom processing	Consumer Domestic and Consumer International	31,000
Oskaloosa, Iowa	Animal nutrition products	SPD	27,000

Warehouses
York, Pennsylvania	—	Consumer Domestic and Consumer International	650,000
Harrisonville, Missouri	—	Consumer Domestic and Consumer International	282,000
Green River, Wyoming	—	Consumer Domestic, Consumer International and SPD	215,000
Old Fort, Ohio	—	Consumer Domestic, Consumer International and SPD	90,000
Camaçari, Bahia, Brazil	—	SPD	39,200
Itapura, Bahia, Brazil	—	SPD	19,600
Feira de Santana, Bahia, Brazil	—	SPD	13,100

Leased:
Manufacturing facilities
North Brunswick, New Jersey(3)	—		360,000

Vancouver, Washington(4)	Dietary supplements	Consumer Domestic and Consumer International	206,000
Victorville, California(5)	Liquid laundry detergent and cat litter	Consumer Domestic and Consumer International	150,000
Mason City, Iowa(6)	Animal nutrition products	SPD	36,000
Folkestone, England(7)	Personal care products	Consumer International	22,000

Warehouses
Fostoria, Ohio(8)	—	Consumer Domestic, Consumer International and SPD	486,000
Victorville, California(5)	—	Consumer Domestic and Consumer International	300,000
Grandview, Missouri(9)	—	Consumer Domestic and Consumer International	250,000
Ridgefield, Washington(4)	—	Consumer Domestic and Consumer International	190,000
Mississauga, Canada(10)	—	Consumer International	123,000
Mason City, Iowa(6)		SPD	64,000
Folkestone, England(11)	—	Consumer International	55,000
Revel, France	—	Consumer International	48,900

Offices(14)
Mexico City, Mexico	—	Consumer International	27,500
Levallois, France	—	Consumer International	21,600
Mississauga, Canada	—	Consumer International	17,000
Folkestone, England(12)	—	Consumer International	11,000
Sydney, Australia(13)	—	Consumer International	24,900

(1)	Manufacturing site is idle, and virtually all equipment has now been removed.
(2)	Land lease expires in March 2025.
(3)	Lease expires in September 2015. The Company has subleased this building through the end of the lease term.
(4)

There are a total of seven buildings in Vancouver, Washington and one building in Ridgefield, Washington dedicated to the Company’s dietary supplements business.  All leases have an expiration date of December 2020, except for Ridgefield (March 2018, subject to a 33-month extension at the option of the Company) and two buildings in Vancouver (August 2017, subject to a three-year extension at the option of the Company, and December 2015, respectively).

(5)	Lease expires in April 2024, subject to two five-year extensions at the option of the Company.
(6)

There are three buildings in Mason City, Iowa dedicated to the Company’s animal nutrition business.  One lease, for two buildings, has an expiration date of November 2019, subject to three five-year extensions at the option of the Company.  The lease for the other building has an expiration date of November 2024, subject to two five- year extensions at the option of the Company.

(7)	Lease expires in April 2022, subject to a break option in 2017.
(8)	Lease expires in November 2015, subject to one four-year extension at the option of the Company.
(9)

Lease consists of two suites (each approximately 125,000 sq. feet).  One suite expires in May 2015 and the other in May 2016.  The lease is subject to two five-year extensions at the option of the Company.

(10)	Lease expires in September 2022, subject to two five-year extensions at the option of the Company.
(11)

There are two leased warehouses in Folkestone, England.  One lease expires in March 2028, with break options every five years.  The second lease expires in April 2022, subject to a break option in April 2017.

(12)	Lease expires in November 2024, subject to a break option in December 2020.
(13)	Lease expires in June 2020, subject to a six-year extension at the option of the Company.
(14)	We also lease offices in Brazil and China.

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

The Company’s Brazilian subsidiary has its administrative headquarters in Rio de Janeiro, Brazil.

The Old Fort, Ohio plant has a production capacity for sodium bicarbonate of 280,000 tons per year.  The Green River, Wyoming plant has a production capacity for sodium bicarbonate of 200,000 tons per year.

The Company believes that its operating and administrative facilities are adequate and suitable for the conduct of its business. The Company also believes that its production facilities are suitable for current manufacturing requirements for its consumer and specialty products businesses. In addition, with the exception of gummy dietary supplements, the facilities possess a capacity sufficient to accommodate the Company’s estimated increases in production requirements over the next several years, based on its current product lines. The Company is currently expanding its gummy dietary supplements production capacity at its York, Pennsylvania manufacturing facility to meet expected future product demand. The new gummy dietary supplements line is expected to start production in the first quarter of 2015.

ITEM 3.	LEGAL PROCEEDINGS

General

The Company, in the ordinary course of its business is the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings from time to time, including, without limitation, those relating to, commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance related matters.  Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions may not be reasonably predictable and any related damages may not be estimable.  Certain legal actions, including those described below, could result in an adverse outcome for the Company, and any such adverse outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Brazil Environmental Matters

In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by the environmental authority in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report was submitted by QGN to IMA in April 2010. The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills. QGN ceased site operations in August 2010. In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills. In addition, despite repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million Brazilian Real (approximately U.S. $1.9 million at current exchange rates) for the discharge of contaminants above allowable limits. The description of the fine included a reference to aggravating factors that may indicate that local “management’s intent” was considered in determining the severity of the fine, which could result in criminal liability for members of local management. In January 2011, QGN filed with IMA an administrative defense to the fine, suspending any enforcement activities pending its defense. IMA has not yet formally responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures, including the removal of the landfills, and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn. In response, in February 2011, IMA issued a revised Remediation Notification (the “Revised Remediation Notification”) providing for further site analysis by QGN, including further study of the integrity of the landfills. The Revised Remediation Notification did not include a requirement to remove the landfills; however, it did not foreclose the possibility of such requirement. QGN has responded to the Revised Remediation Notification providing further information regarding the remediation measures, and is in discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on an appropriate remediation plan. In mid-2011, QGN, consistent with the Revised Remediation Notice, began an additional site investigation and capped the two active landfills. In 2012, QGN drained the waste pond. During the third quarter of 2013, INEMA approved, in writing, the first step in QGN’s proposed remediation plans, the installation of a trench drain to capture and treat groundwater at the site. Construction of the trench drain began during the first quarter of 2014 and is expected to be completed by the end of the first quarter of 2015. In June 2014, QGN formally submitted to INEMA a technical report, including a remediation plan for the site and a proposed agreement regarding the fine and QGN’s ongoing obligations at the site. In July 2014, an initial meeting was held with INEMA to review and discuss the report and the proposed agreement. Following the initial meeting, QGN provided additional information requested by INEMA and continues to engage in discussions with INEMA regarding the proposed agreement.

As a result of the foregoing events, the Company accrued approximately $3.0 million in 2009 and $4.8 million in 2010 for remediation, fines and related costs. Since 2009, the costs of remediation activities and foreign exchange rate changes have reduced the accrual by approximately $4.7 million, to a current amount of $3.1 million. As a result of INEMA’s approval of the first step in QGN’s remediation plans, the Company does not believe that it will be required to remove the landfills. However, it remains reasonably possible that INEMA will require such removal, and the Company could be unsuccessful in appealing such decision. The Company estimates the cost of such landfill removal would be in the range of $30 million to $50 million.

ARM & HAMMER ESSENTIALS Natural Deodorant Litigation

The Company has been named as a defendant in a purported class action lawsuit alleging unfair, deceptive and unlawful business practices with respect to the advertising, marketing and sales of ARM & HAMMER ESSENTIALS Natural Deodorant. Specifically, on March 9, 2012, Plaintiffs Stephen Trewin and Joseph Farhatt, on behalf of themselves and all others similarly situated, filed a complaint against the Company in the U.S. District Court for the District of New Jersey alleging violations of the New Jersey Consumer Fraud Act and violations of the Missouri Merchandising Practices Act.

The complaint alleged, among other things, that the Company used labeling and a marketing and advertising campaign centered around the claim that the ARM & HAMMER ESSENTIALS Natural Deodorant is a “natural” product that contains “natural” ingredients and provides “natural” protection. The complaint alleged that the claim was false and misleading because the product contains artificial and synthetic ingredients. Among other things, the complaint sought an order certifying the case as a class action, appointing Plaintiffs as class representatives and appointing Plaintiffs’ counsel to represent the class. The complaint also sought restitution and disgorgement of all amounts obtained by the Company as a result of the alleged misconduct; compensatory, actual, statutory and other unspecified damages allegedly suffered by Plaintiffs and the purported class; treble damages for alleged violation of the New Jersey Consumer Fraud Act; punitive damages for alleged violations of the Missouri Merchandising Practices Act; an order requiring the Company to immediately cease its alleged wrongful conduct; an order requiring the Company to engage in a corrective notice campaign; an order requiring the Company to pay to Plaintiffs and all members of the purported class the amounts paid for ARM & HAMMER ESSENTIALS Natural Deodorant; statutory prejudgment and post-judgment interest; and, reasonable attorneys’ fees and costs.

In January 2014, the case was settled for an immaterial amount, and the settlement was granted preliminary approval by the Court in February 2015.  A final approval hearing regarding the settlement is scheduled for June 4, 2015. If the Court fails to approve the settlement, the Company will continue to vigorously defend itself in this matter. While it is not currently possible to estimate the amount of any damages or determine the impact of any equitable relief that may be granted if the litigation continues and if there is an adverse outcome, such an outcome could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	2014			2013
Common Stock Price Range and Dividends	Low	High	Dividend	Low	High	Dividend
1st Quarter	$61.00	$69.44	$0.31	$53.80	$64.69	$0.28
2nd Quarter	$67.05	$70.49	$0.31	$58.91	$65.10	$0.28
3rd Quarter	$63.85	$70.87	$0.31	$56.36	$65.49	$0.28
4th Quarter	$67.04	$80.97	$0.31	$59.00	$66.96	$0.28
Full Year	$61.00	$80.97	$1.24	$53.80	$66.96	$1.12

Based on composite trades reported by the New York Stock Exchange and dividends paid for each fiscal quarter for the years ended December 31, 2014 and 2013.

Approximate number of record holders of the Company’s Common Stock as of December 31, 2014: 1,900.

The following graph compares the yearly change in the cumulative total stockholder return on the Company’s Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below.  The returns are indexed to a value of $100 at December 31, 2009.  Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

(1)	S&P 500 Household Products Index consists of THE CLOROX COMPANY, COLGATE-PALMOLIVE COMPANY, KIMBERLY-CLARK CORPORATION and P&G.

		INDEXED RETURNS (Years ending)

Company / Index	2009	2010	2011	2012	2013	2014
■ Church & Dwight Co., Inc.	100.00	115.28	155.36	185.33	233.44	282.70
■ S&P 500 Index	100.00	115.06	117.49	136.29	180.42	205.10
■ S&P 500 Household Products Index	100.00	107.18	118.21	128.58	160.81	184.37

Share Repurchase Authorization

On January 29, 2014, the Company’s board of directors (“the Board”) authorized a new share repurchase program, under which the Company was authorized to repurchase up to $500 million in shares of Common Stock (the “2014 Share Repurchase Program”), and an evergreen share repurchase program under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.  The 2014 Share Repurchase Program replaced the Company’s share repurchase program announced on November 5, 2012.

As part of the evergreen share repurchase program, in early January 2015, the Company purchased 0.5 million shares of Common Stock at a cost of approximately $41.2 million.  The Company used cash on hand to fund the purchase price.

On January 28, 2015, the Board authorized a new share repurchase program, under which the Company may repurchase up to $500 million in shares of Common Stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program replaced the 2014 Share Repurchase Program and the Company continued its evergreen share repurchase program.

As part of the 2015 Share Repurchase Program and the evergreen share repurchase program, in early February 2015, the Company entered into an accelerated share repurchase contract with a commercial bank to purchase $215 million of Common Stock.  The Company paid $215 million to the bank and received an initial delivery of approximately 2.6 million shares of Common Stock. The contract will be settled by mid-May 2015.  If the Company is required to deliver value to the bank at the end of the purchase period, the Company, at its option, may elect to settle in shares of Common Stock or cash.

Of the 2015 share repurchases, approximately $88.0 million was purchased under the Company’s evergreen share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs as of December 31, 2014
12/1/2014 to 12/31/2014	560,499	$ 78.11	560,499	$ 107,200,000
Total	560,499	$ 78.11	560,499

ITEM 6.	SELECTED FINANCIAL DATA

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

FIVE‑YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data and employees)

	2014 (1)	2013 (1)	2012 (1)	2011 (1)	2010 (1)
Operating Results
Net Sales	$3,297.6	3,194.3	2,921.9	2,749.3	2,589.2
Marketing expenses	$416.9	399.8	357.3	354.1	338.0
Research and development expenses	$59.8	61.8	54.8	55.1	53.7
Income from Operations(2,3)	$641.2	622.2	545.1	492.6	445.0
% of Sales	19.4%	19.5%	18.7%	17.9%	17.2%
Net Income (2,3,5)	$413.9	394.4	349.8	309.6	270.7
Net Income per Share-Basic (5)	$3.06	2.85	2.50	2.16	1.91
Net Income per Share-Diluted (5)	$3.01	2.79	2.45	2.12	1.87
Financial Position
Total Assets	$4,381.3	4,259.7	4,098.1	3,117.6	2,945.2
Total Debt (3)	$1,095.2	803.3	903.2	252.3	339.7
Total Stockholders' Equity	$2,101.9	2,300.0	2,061.1	2,040.8	1,870.9
Total Debt as a % of Total Capitalization	34%	26%	30%	11%	15%
Other Data
Average Common Shares Outstanding-Basic	135.1	138.6	140.1	143.2	142.0
Cash Dividends Paid	$167.5	155.2	134.5	97.4	44.0
Cash Dividends Paid per Common Share	$1.24	1.12	0.96	0.68	0.31
Stockholders' Equity per Common Share	$15.56	16.59	14.71	14.25	13.17
Additions to Property, Plant & Equipment (4)	$70.5	67.1	74.5	76.6	63.8
Depreciation & Amortization	$91.2	90.5	85.0	77.1	71.6
Employees at Year-End	4,145	4,177	4,354	3,457	3,543

(1)

Period to period comparisons of the data presented above are impacted by the effect of acquisitions and divestitures made by the Company.  For further explanation of the impact of the acquisitions occurring in 2012 and 2011, refer to Note 6 to the consolidated financial statements.

(2)	2010 results include a pension settlement charge of approximately $24 pre-tax ($15.5 after tax).
(3)

2014 results reflect an increase of $300 and its impact on interest expense due to the acquisition of assets of Lil’ Drug Store Brands.  2012 results reflect an increase of $650 in debt and its impact on interest expense due to the acquisition of Avid Health, and 2010 results reflect a reduction in debt due to $408 outstanding balance under, and termination of, the Company's term loan provided by a syndicate of banks.

(4)

2014 results include approximately $34.0 for expenditures for the gummy dietary supplement product line expansion at the York facilities.  2012 results include $37.8 for expenditures for the Victorville facility.

(5)	2011 results include a $13 or $0.09 per share charge associated with an international deferred tax valuation allowance.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements.

OVERVIEW

The Company’s Business

The Company develops, manufactures, markets and sells a broad range of household, personal care and specialty products.  The Company sells its consumer products under a variety of brands through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar, pet and other specialty stores, and websites, all of which sell the products to consumers.  The Company also sells specialty products to industrial customers and distributors.  The Company focuses its consumer products marketing efforts principally on its “power brands.”  These well-recognized brand names include ARM & HAMMER (used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent), TROJAN condoms, lubricants and vibrators, OXICLEAN stain removers, cleaning solutions, laundry detergent, dishwashing detergent and bleach alternatives, SPINBRUSH battery-operated and manual toothbrushes,  FIRST RESPONSE home pregnancy and ovulation test kits, NAIR depilatories, ORAJEL oral analgesics, XTRA laundry detergent, and L’IL CRITTERS and VITAFUSION gummy dietary supplements.  The Company considers four of these brands to be “mega brands”: ARM & HAMMER, OXICLEAN, TROJAN, and L’IL CRITTERS and VITAFUSION, and is giving greatest focus to the growth of these brands.

The Company operates its business in three segments: Consumer Domestic, Consumer International and SPD.  The Consumer Domestic segment includes the power brands noted above and other household and personal care products such as SCRUB FREE, KABOOM and ORANGE GLO cleaning products, ARRID antiperspirant, CLOSE-UP and AIM toothpastes and SIMPLY SALINE nasal saline moisturizer.  The Consumer International segment primarily sells a variety of personal care products, some of which use the same brand names as the Company’s domestic product lines, in international markets including Canada, France, Australia, the United Kingdom, Mexico and Brazil.  The SPD segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications.  This segment also sells a range of animal nutrition and specialty cleaning products.  In 2014, the Consumer Domestic, Consumer International and SPD segments represented approximately 75%, 16% and 9%, respectively, of the Company’s consolidated net sales.

2014 Financial Highlights

Key fiscal year 2014 financial results include:

•

2014 net sales grew 3.2% over fiscal year 2013, with gains in all three of the Company’s segments, primarily due to volume growth and the impact of the 2014 acquisition of the Lil’ Drug Store brands, partially offset by higher promotional spending and currency fluctuations.

•

Gross margin decreased 90 basis points to 44.1% in fiscal year 2014 from 45.0% in fiscal year 2013, reflecting higher promotional spending in support of new and existing products, higher commodity costs and currency fluctuations.

•

Operating margin decreased 10 basis points to 19.4% in fiscal year 2014 from 19.5% in fiscal year 2013, reflecting a lower gross margin and slightly higher marketing costs, partially offset by lower selling, general and administrative expenses (“SG&A”).

•	The Company achieved diluted net earnings per share in fiscal year 2014 of $3.01, an increase of approximately 8.0% from fiscal year 2013 diluted net earnings per share of $2.79.
•

Cash from operations was $540.3, a $40.7 increase from the prior year, which includes the deferral of a $36 payment relating to December 2012 estimated federal tax paid in the first quarter of 2013 as a result of Hurricane Sandy relief.

•	The Company returned $646 to its stockholders through dividends and share repurchases.

Strategic Goals, Challenges and Initiatives

The Company’s ability to generate sales depends on consumer demand for its products and retail customers’ decisions to carry its products, which are, in part, affected by general economic conditions in its markets.  In 2014, many of the markets in which the

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Company operates continued to experience general economic softness and weak or inconsistent consumer demand.  Although the Company’s consumer products generally are consumer staples and less vulnerable to decreases in discretionary spending than other products, the continued economic downturn has reduced demand in many categories, particularly those in personal care, and affected Company sales in recent periods.  Some customers have responded to economic conditions by increasing their private label offerings (primarily in the dietary supplements, diagnostic kits and oral analgesics categories), and consolidating the product selections they offer to the top few leading brands in each category.  In addition, an increasing portion of the Company’s product categories are being sold by club stores, dollar stores and mass merchandisers.  These customer actions have placed downward pressure on the Company’s sales and gross margins.

The Company expects a competitive marketplace in 2015 due to new product introductions by competitors and continuing aggressive competitive pricing pressures.  In the U.S., an improving unemployment rate and higher disposable income due to low gasoline prices are expected to have a positive effect on consumption patterns in the second half of 2015.  To continue to deliver attractive results for stockholders in this environment, the Company intends to continue to aggressively pursue several key strategic initiatives: maintain competitive marketing and trade spending, tightly control its cost structure, continue to develop and launch new and differentiated products, and pursue strategic acquisitions.  The Company also intends to continue to grow its product sales geographically (in an attempt to mitigate the impact of weakness in any one area), and maintain an offering of premium and value brand products (to appeal to a wide range of consumers).

The Company continues to experience heightened competitive activity in certain product categories from other larger multinational competitors, some of which have greater resources.  Such activities have included new product introductions, more aggressive product claims and marketing challenges, as well as increased promotional spending.  Since the 2012 introduction in the U.S. of unit dose laundry detergent by various manufacturers, including the Company, there has been significant product and price competition in the laundry detergent category, contributing to an overall category decline.  During 2012, 2013 and 2014 the category declined by 0.6%, 3.2% and 2.9%, respectively.

In 2014, P&G, one of the Company’s major competitors and the market leader in premium laundry detergent, including unit dose laundry detergent, reconfigured certain of its product offerings and related marketing and pricing strategies and launched various products to compete more directly with the Company’s core ARM & HAMMER, XTRA and OXICLEAN power brands.  For example, P&G launched a lower-priced line of laundry detergents to compete directly with the Company’s core value laundry detergents, and launched a versatile stain remover to compete with OXICLEAN, the Company’s pre-wash additive.

The Company responded to these competitive pressures by, among other things, focusing on strengthening its key brands, including increased focus on the ARM & HAMMER, OXICLEAN, TROJAN and L’IL CRITTERS and VITAFUSION mega brands, which each span various product categories, including premium and value household products, and represented approximately 60% of the Company’s sales and profits in 2014, through the launch of innovative new products and strong sales execution supported by increased marketing and trade spending.  These mega brands have advantages over other power brands, including the ability to leverage research and development and marketing investments and lower overhead costs across mega brand categories.  For example, the Company’s 2014 responsive product introductions include the simultaneous launch of OXICLEAN branded products into the mid/premium tier laundry detergent segment, and auto dish detergent category and bleach alternatives with continued support of, and innovation in, the Company’s base ARM &HAMMER and OXICLEAN businesses, to create scale and maximize marketing efforts.  In 2015, the Company intends to continue to heavily invest in the OXICLEAN brand as 2015 marks the second year of the Company’s goal to establish OXICLEAN as a mega brand in multiple categories.  Mega brand launches and launches of other products are anticipated to contribute more incremental new product revenue than the introduction of new products has in prior years, and a significant portion of those revenues will include expansion into new categories with premium household products, supported by increased levels of slotting, trade promotions and incremental marketing support and planned ongoing technology investment.  There can be no assurance that these measures will be successful.

Despite challenging economic conditions and customer responses to these conditions, the Company was able to grow market share in six of nine of its “power brands” in 2014, including in the laundry detergent category.  The Company’s global product portfolio consists of both premium (60% of total worldwide consumer revenue in 2014) and value (40% of total worldwide consumer revenue in 2014) brands, which it believes enables it to succeed in a range of economic environments.  The Company’s value brands have performed strongly during economic downturns, and the Company intends to continue to develop a portfolio of appealing new products to build loyalty among cost-conscious consumers.

Over the past 15 years, the Company has diversified from an almost exclusively U.S. business to a global company with approximately 16% of sales derived from foreign countries in 2014.  The Company has operations in six countries (Canada, Mexico, U.K., France, Australia and Brazil) and exports to over 90 other countries.  In 2014, the Company benefited from its concentration in North America in light of the economic downturn in Europe; however, the Company has continued and will continue to focus on

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

selectively expanding its global business.  Net sales generated outside of the United States are exposed to foreign currency exchange rate fluctuations as well as political uncertainty which could impact future operating results.

The Company also continues to focus on controlling its costs.  The Company experienced continued high raw material and energy costs throughout 2014.  Historically, the Company has been able to mitigate the effects of cost increases primarily by implementing cost reduction programs and, to a lesser extent, by passing along some of these cost increases to customers.  The Company has also entered into set pricing and pre-buying arrangements with certain suppliers and hedge agreements for diesel fuel.  The Company expects by the second half of 2015 to benefit from macro trends, including an improving U.S. economy, lower commodity prices and productivity programs.

Additionally, maintaining tight controls on overhead costs has been a hallmark of the Company and has enabled it to effectively navigate recent challenging economic conditions.

The identification and integration of strategic acquisitions are an important component of the Company’s overall strategy.  Acquisitions have added significantly to Company sales and profits over the last decade.  However, the failure to effectively integrate any acquisition or achieve expected synergies may cause the Company to incur material asset write-downs.  The Company actively seeks acquisitions that fit its guidelines, and its strong financial position provides it with flexibility to take advantage of acquisition opportunities.  In addition, the Company’s ability to quickly integrate acquisitions and leverage existing infrastructure has enabled it to establish a strong track record in making accretive acquisitions.  Since 2001, the Company has acquired eight of its nine “power brands”.

The Company believes it is positioned to meet the ongoing challenges described above due to its strong financial condition, experience operating in challenging environments and continued focus on key strategic initiatives: maintaining competitive marketing and trade spending, managing its cost structure, continuing to develop and launch new and differentiated products, and pursuing strategic acquisitions.  This focus, together with the strength of the Company’s portfolio of premium and value brands, has enabled the Company to succeed in a range of economic environments, and is expected to position the Company to continue to increase stockholder value over the long-term.  Moreover, the generation of a significant amount of cash from operations, as a result of net income and effective working capital management, combined with an investment grade credit rating provides the Company with the financial flexibility to pursue acquisitions, drive new product development, make capital expenditures to support organic growth and gross margin improvements, return cash to stockholders through dividends and  share buy backs, and reduce outstanding debt, positioning it to continue to create stockholder value.

For information regarding risks and uncertainties that could materially adversely affect the Company’s business, results of operations and financial condition, see “Risk Factors” in Item 1A of this Annual Report.

Recent Developments

Acquisitions

Lil’ Drug Store Brands Acquisition

On September 19, 2014, the Company acquired certain feminine care brands, including REPHRESH and REPLENS, from Lil’ Drug Store Products, Inc., (the “Lil’ Drug Store Brands Acquisition”) for cash consideration of $215.7.  The Company paid for the acquisition with additional debt.  The annual sales of the acquired brands are approximately $46.0.  These feminine care brands are managed within the Consumer Domestic and Consumer International segments.

VI-COR Acquisition

On January 2, 2015, the Company acquired certain assets of Varied Industries Corporation (the “VI-COR Acquisition”), a manufacturer and seller of feed ingredients for cows, beef cattle, poultry and other livestock.  The total purchase price was approximately $75, which is subject to adjustment based on the closing working capital of VI-COR, and a $5 payment after one year if certain operating performance is achieved. The Company financed the acquisition with available cash. VI-COR’s annual sales are approximately $25.  These brands will be managed within the Specialty Products segment.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Dividend Increase and Share Repurchase Authorization

On January 28, 2015 the Board declared an 8% increase in the regular quarterly dividend from $0.31 to $0.335 per share, equivalent to an annual dividend of $1.34 per share payable to stockholders of record as of February 10, 2015.  The increase raises the annual dividend payout from $168 to approximately $177.

On January 28, 2015, the Board authorized the 2015 Share Repurchase Program which replaces the Company’s 2014 Share Repurchase Program.  In 2014, the Company purchased 6.9 million shares at an aggregate cost of approximately $479 of which $393 was purchased under the 2014 Share Repurchase Program and $86 was purchased under the evergreen share repurchase program, under which the Company may, from time to time, repurchase shares of Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

As part of the evergreen share repurchase program, in early January 2015, the Company purchased 0.5 million shares of Common Stock at a cost of approximately $41.2.  The Company used cash on hand to fund the purchase price.

As part of the 2015 Share Repurchase Program and the evergreen share repurchase program, in February 2015, the Company entered into an accelerated share repurchase contract with a commercial bank to purchase $215 of the Company’s common stock.  The Company paid $215 to the bank, inclusive of fees, and received an initial delivery of approximately 2.6 million shares. The contract will be settled by mid-May 2015.  If the Company is required to deliver value to the bank at the end of the purchase period, the Company, at its option, may elect to settle in shares of Common Stock or cash.

Of the 2015 share repurchases, approximately $88.0 was purchased under the Company’s evergreen share repurchase program.

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

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of the Company’s revenue represents sales of finished goods inventory and is recognized when received or picked up by the Company’s customers.  The reserves for consumer and trade promotion liabilities and sales returns are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers).  All such costs are netted against sales.  Slotting costs are recorded when the product is delivered to the customer.  Cooperative advertising costs are recorded when the customer places the advertisement for the Company’s products.  Discounts relating to price reduction arrangements are recorded when the related sale takes place.  Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold.  The Company relies on historical experience and forecasted data to determine the required reserves.  For example, the Company uses historical experience to project coupon redemption rates to determine reserve requirements.  Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, an approximately $5.4 difference in the reserve required for coupons would result.  With regard to other promotional reserves and sales returns, the Company uses experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required.  If the Company’s estimates for promotional activities and sales returns were to change by 10% the impact to promotional spending and sales return accruals would be approximately $6.2.  While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations.  During the twelve months ended December 31, 2014, 2013 and 2012, the Company reduced promotion liabilities by approximately $6.7, $3.7 and $4.0, respectively, based on a change in estimate as a result of actual experience and updated information.  These adjustments are immaterial relative to the amount of trade promotion expense incurred annually by the Company.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Impairment of goodwill, trade names and other intangible assets and property, plant and equipment

Carrying values of goodwill, trade names and other indefinite lived intangible assets are reviewed periodically for possible impairment.  For finite intangible assets, the Company assesses business triggering events.  The Company’s impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate.  Management uses estimates based on expected trends in making these assumptions.  With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit.  For trade names and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Judgment is required in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.  The result of the Company’s annual goodwill impairment test determined that the estimated fair value substantially exceeded the carrying values of all reporting units.  In addition, there were no goodwill impairment charges for each of the years in the three-year period ended December 31, 2014.

The Company recognized intangible asset impairment charges within SG&A for each of the years in the three-year period ended December 31, 2014 as follows:

	For the Year Ended December 31,
	2014	2013	2012
Segments:
Consumer Domestic	$5.0	$1.9	$0.0
Consumer International	0.0	4.6	0.0
Total	$5.0	$6.5	$0.0

The impairment charges recorded in 2014 and 2013 were a result of actual and projected reductions in sales and profitability as a result of increased competition.  The amount of the impairment charges was determined by comparing the estimated fair value of the assets to their carrying amount.  Fair value was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  The Company determined that the fair value of all other intangible assets as of December 31, 2014 exceeded their respective carrying values based upon the forecasted cash flows and profitability.  In 2014, the results of the Company’s annual impairment test for indefinite lived trade names resulted in a personal care trade name whose fair value exceeded its carrying value by 11%.  This trade name is valued at approximately $37 and is considered an important asset to the Company.  The Company continues to monitor performance and should there be any significant change in forecasted assumptions or estimates, including sales, profitability and discount rate, the Company may be required to recognize an impairment charge.

It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) the businesses or brands do not perform as projected, (ii) overall economic conditions in 2015 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.  A future impairment charge for goodwill or intangible assets could have a material effect on the Company’s consolidated financial position or results of operations.

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

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

The Company recognized charges related to plant impairment and equipment obsolescence, which occurs in the ordinary course of business for each of the years in the three-year period, ended December 31, 2014 as follows:

	For the Year Ended December 31,
	2014	2013	2012
Segments:
Consumer Domestic	$1.2	$1.7	$1.6
Consumer International	0.2	0.0	0.4
Specialty Products	0.0	0.1	0.1
Total	$1.4	$1.8	$2.1

The impairment charges in 2014 and 2013, and the Consumer Domestic and SPD impairment charges in 2012 are due to idling of equipment.  The 2012 Consumer International charge is due to the cancelation of a software project.  The estimates and assumptions used in connection with impairment analyses are consistent with the business plans and estimates that the Company uses to manage its business operations.  Nevertheless, future outcomes may differ materially from management’s estimates.  If the Company’s products fail to achieve estimated volume and pricing targets, market conditions unfavorably change or other significant estimates are not realized, then the Company’s revenue and cost forecasts may not be achieved, and the Company may be required to recognize additional impairment charges.

Inventory valuation

When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value, which reflects any costs to sell or dispose).  The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value.  The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions.  In addition, the Company’s allowance for obsolescence may be impacted by the reduction of the number of stock keeping units (SKUs).  The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required.  Adjustments to inventory to reflect a reduction in net realizable value were $8.3 at December 31, 2014, and $10.1 at December 31, 2013.

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

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for the Company’s pension plans and postretirement plans, the Company refers to an applicable index and expected term of benefit payments to select a discount rate at which it believes the plan benefits could be effectively settled.  The Company’s weighted average discount rate for its international pension plans as of December 31, 2014 is 3.54% as compared to 4.48% used at December 31, 2013.  Based on the published rate as of December 31, 2014 that matched estimated cash flows for the plans, the Company used a weighted average discount rate of 3.77% for its postretirement plans as compared to 4.56% used at December 31, 2013.

The expected long-term rate of return on international pension plan assets is selected by taking into account the historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and known economic and market conditions at the time of valuation.  Based on these factors, the Company’s weighted average expected long-term rate of return for assets of its pension plans for 2014 was 6.16%, compared to 5.45% used in 2013.  A 50 basis point change in the expected long-term rate of return would result in an approximate $0.5 change in pension expense for 2015.

As noted above, changes in assumptions used by management may result in material changes in the Company’s pension and postretirement benefit costs.  In 2014, other comprehensive income reflected a $1.3 increase in its remaining pension plan obligations and a $4.4 increase for postretirement benefit plans.  The changes are related to the change in discount rates for all plans and other actuarial assumptions.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

The Company made cash contributions of approximately $3.3 to its pension plans in 2014.  The Company estimates it will be required to make cash contributions to its pension plans of approximately $2.4 in 2015 to offset 2015 benefit payments and administrative costs in excess of investment returns.

On December 31, 2014, the Company terminated an international defined benefit pension plan under which approximately 280 participants, including approximately 100 active employees, have accrued benefits.  The Company anticipates completing the termination of this plan by the end of the second quarter of 2015, once regulatory approvals are obtained.  To effect the termination, the Company estimates, based on December 31, 2014 valuations, that the plan has sufficient assets to purchase annuities for retired participants and make certain deposits to the existing defined contribution plan of active employee participants.  The Company estimates that it will incur a one-time non-cash expense of approximately $8 to $11 ($6 to $8 after tax) in 2015 when the plan settlement is completed.  This expense is primarily attributable to pension settlement accounting rules which require accelerated recognition of actuarial losses that were to be amortized over the expected benefit lives of participants.  The estimated expense is subject to change based on valuations at the actual date of settlement.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled.  Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized.  The Company records liabilities for potential assessments in various tax jurisdictions under U.S. GAAP guidelines.  The liabilities relate to tax return positions that, although supportable by the Company, may be challenged by the tax authorities and do not meet the minimum recognition threshold required under applicable accounting guidance for the related tax benefit to be recognized in the income statement.  The Company adjusts this liability as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations.  Many of the judgments involved in adjusting the liability involve assumptions and estimates that are highly uncertain and subject to change.  In this regard, settlement of any issue, or an adverse determination in litigation, with a taxing authority could require the use of cash and result in an increase in the Company’s annual tax rate.  Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to the Company’s annual tax rate.

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

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment.  The discussion of the Company’s consolidated results of operations and segment operating results is presented on a historical basis for the years ending December 31, 2014, 2013, and 2012.  The segment discussion also addresses certain product line information.  The Company’s operating units are consistent with its reportable segments.

Consolidated results

2014 compared to 2013

Net Sales

Net sales for the year ended December 31, 2014 were $3,297.6, an increase of $103.3, or approximately 3.2% as compared to 2013 net sales.  The components of the net sales increase are as follows:

December 31,
Net Sales - Consolidated	2014
Product volumes sold	4.4%
Pricing/Product mix	(0.9%)
Foreign exchange rate fluctuations	(0.5%)
Acquired product lines(1)	0.4%
Divested product lines / other	(0.2%)
Net Sales increase	3.2%
(1)

On September 19, 2014, the Company acquired certain feminine care brands from Lil’ Drug Store Products Inc. (“Lil’ Drug Store Brands Acquisition”).  Net sales of the brands acquired in the Lil’ Drug Store Brands Acquisition are included in the Company’s results since the date of acquisition.

All three segments reported volume increases. The unfavorable price/mix in the Consumer Domestic segment, primarily due to new product introductory costs and a higher level of trade and coupon promotion for existing products, was partially offset by favorable price/mix in SPD.

Gross Profit

The Company’s gross profit for 2014 was $1,452.9, a $14.9 increase as compared to the same period in 2013 due to the effect of higher sales volume, productivity improvement programs and the impact of the Lil’ Drug Store Brands Acquisition, partially offset by the costs associated with new product launches, higher commodity costs and currency fluctuations. Gross margin was 44.1% in 2014 as compared to 45.0% in 2013.  Gross margin was lower due to higher trade promotion, coupon, slotting, commodity costs and currency fluctuations, partially offset by the positive impact of productivity improvement programs.

Operating Costs

Marketing expenses for 2014 were $416.9, an increase of $17.1 as compared to 2013 due primarily to expenses in support of new product launches and increased expenses in certain other power brands.  Marketing expenses as a percentage of net sales were 12.6% in 2014 as compared to 12.5% in 2013.

SG&A expenses for 2014 were $394.8, a decrease of $21.2 as compared to 2013 due primarily to lower compensation costs and employee benefit costs, lower legal costs, lower intangible asset impairment charges and lower cease use charges associated with the Company’s Princeton, New Jersey leased buildings, partially offset by higher intangible amortization expense, in part due to the Lil’ Drug Store Brands Acquisition.  Additionally, in 2013 the Company incurred costs related to the integration of the gummy dietary supplements business, which were not incurred in 2014.  SG&A as a percentage of net sales was 12.1% in 2014 as compared to 13.0% in 2013.

Other Income and Expenses

Equity in earnings of affiliates for 2014 was $11.6 as compared to $2.8 in 2013.  The increase in earnings was due primarily to profit improvement from Armand and a smaller loss at Natronx.  Also, in the second quarter of 2013, the Company recorded an impairment charge associated with one of its affiliates.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Interest expense in 2014 was $27.4, a decrease of $0.3 compared to 2013.

Taxation

The 2014 tax rate was 33.8% as compared to 34.0% in 2013.

2013 compared to 2012

Net Sales

Net sales for the year ended December 31, 2013 were $3,194.3, an increase of $272.4 or approximately 9.3% as compared to 2012 net sales.  The components of the net sales increase are as follows:

December 31,
Net Sales - Consolidated	2013
Product volumes sold	3.8%
Pricing/Product mix	(1.9%)
Foreign exchange rate fluctuations	(0.5%)
Acquired product lines(1)	7.6%
Sales in anticipation of information systems upgrade	0.3%
Net Sales increase	9.3%
(1)

On October 1, 2012, the Company acquired the L’IL CRITTERS and VITAFUSION gummy dietary supplement business.  Net sales of these product lines are included in the Company’s results since the date of acquisition.

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

Gross Profit

The Company’s gross profit for 2013 was $1,438.0, a $146.6 increase as compared to the same period in 2012 due primarily to contributions from its gummy dietary supplement business, higher sales volume and productivity improvement programs.  These increases were partially offset by higher trade promotion and an unfavorable product mix.  Commodity costs for the Company were unchanged in 2013 as compared to 2012.  Gross margin was 45.0% in 2013 as compared to 44.2% in 2012.  Gross margin was higher due to the positive impact of productivity improvement programs and higher sales volume, partially offset by higher trade promotion and coupon costs and unfavorable product mix.

Operating Costs

Marketing expenses for 2013 were $399.8, an increase of $42.5 as compared to 2012 due primarily to the gummy dietary supplement business, higher spending in support of certain power brands and new product launches.  Marketing expenses as a percentage of net sales were 12.5% in 2013 as compared to 12.2% in 2012.

SG&A expenses for 2013 were $416.0, an increase of $27.0 as compared to 2012 due primarily to operating costs associated with the acquisition of the L’IL CRITTERS and VITAFUSION gummy dietary supplement business, higher research and development and compensation costs and intangible asset impairment charges, partially offset by lower legal expenses.  SG&A as a percentage of net sales was 13.0% in 2013 as compared to 13.3% in 2012.

Other Income and Expenses

Equity in earnings of affiliates for 2013 was $2.8 as compared to $8.9 in 2012.  The decrease is due primarily to an impairment charge recorded in the second quarter of 2013 associated with one of the Company’s affiliates and lower earnings from Armand as a result of increased raw material costs.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Interest expense in 2013 increased $13.7 compared to 2012 principally due to debt incurred to finance the acquisition of the L’IL CRITTERS and VITAFUSION gummy dietary supplement business at the beginning of the fourth quarter of 2012 and interest associated with the financing lease obligation for the Company’s global headquarters that was fully occupied in January 2013.

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

Segment results for 2014, 2013 and 2012

The Company operates three reportable segments: Consumer Domestic, Consumer International and SPD.  These segments are determined based on differences in the nature of products and organizational and ownership structures.  The results of the Lil Drug Store Brands Acquisition are reflected in the Consumer Domestic and Consumer International segments.  The Company also has a Corporate segment.

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of December 31, 2014, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the twelve months ended December 31, 2014, 2013 and 2012 is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for each of the three years ended December 31, 2014, 2013 and 2012 were as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
2014	$2,471.6	$535.2	$290.8	$0.0	$3,297.6
2013	2,413.5	532.8	248.0	0.0	3,194.3
2012	2,156.9	510.1	254.9	0.0	$2,921.9
Income before Income Taxes(2)
2014	$502.8	$64.7	$45.8	$11.6	$624.9
2013	501.0	64.5	29.5	2.8	597.8
2012	428.8	71.0	33.8	8.9	542.5
(1)	Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.9, $2.2 and $3.4 for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)

In determining income before income taxes, the Company allocated interest expense, investment earnings, and other income (expense) among the segments based upon each segment’s relative Income from Operations.

(3)	Corporate segment consists of equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Product line revenues for external customers for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Household Products	$1,466.2	$1,436.1	$1,411.3
Personal Care Products	1,005.4	977.4	745.6
Total Consumer Domestic	2,471.6	2,413.5	2,156.9
Total Consumer International	535.2	532.8	510.1
Total SPD	290.8	248.0	254.9
Total Consolidated Net Sales	$3,297.6	$3,194.3	$2,921.9

Household Products include deodorizing, cleaning and laundry products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and gummy dietary supplements.

Consumer Domestic

2014 compared to 2013

Consumer Domestic net sales in 2014 were $2,471.6, an increase of $58.1 or 2.4% compared to net sales of $2,413.5 in 2013.  The components of the net sales change are the following:

December 31,
Net Sales - Consumer Domestic	2014
Product volumes sold	3.5%
Pricing/Product mix	(1.5%)
Acquired product lines(1)	0.4%
Net Sales increase	2.4%

(1)Associated with net sales of the brands acquired in the Lil’ Drug Store Brands Acquisition since the date of acquisition.

The increase in net sales includes the new product launches of ARM & HAMMER CLUMP & SEAL clumping cat litter and OXICLEAN liquid laundry detergent, and higher sales of OXICLEAN laundry additive products, TROJAN products, VITAFUSION gummy dietary supplements and ORAJEL oral analgesics, partially offset by lower sales in XTRA laundry detergent, L’IL CRITTER gummy dietary supplements and ARM & HAMMER powder and unit dose laundry detergents.

Since the 2012 introduction in the U.S. of unit dose laundry detergent by various manufacturers, including the Company, there has been significant product and price competition in the laundry detergent category, contributing to an overall category decline.  During 2013, the category declined by 3.2%.  In 2014, the Procter & Gamble Company, one of the Company’s major competitors and the market leader in laundry detergent, took several competitive actions, including launching a lower-priced line of laundry detergents that competes directly with the Company’s core value laundry detergents.  This, together with expected ongoing weak consumer spending and aggressive price competition by other laundry competitors that somewhat abated as of the end of December 2014, has negatively impacted the Company’s laundry detergent business.  Over the last twelve months, the category declined 2.9%.  The Company is vigorously combating these pressures through, among other things, significant new product introductions and increased marketing spending.  There is no assurance that the category will not decline further and that the Company will be able to offset any such category decline.

Consumer Domestic income before income taxes for 2014 was $502.8, a $1.8 increase as compared to 2013.  The increase is due to higher sales volumes, manufacturing costs savings resulting from productivity improvement projects and lower SG&A costs, partially offset by the impact of introductory and higher trade promotion, coupon and marketing costs in support of new product launches and existing products, higher commodity costs and an intangible asset impairment charge.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

2013 compared to 2012

Consumer Domestic net sales in 2013 were $2,413.5, an increase of $256.6 or 11.9% compared to net sales of $2,156.9 in 2012.  The components of the net sales change are the following:

December 31,
Net Sales - Consumer Domestic	2013
Product volumes sold	4.4%
Pricing/Product mix	(2.5%)
Acquired product lines(1)	9.6%
Sales in anticipation of information systems upgrade	0.4%
Net Sales increase	11.9%
(1)

On October 1, 2012, the Company acquired the L’IL CRITTERS and VITAFUSION gummy dietary supplement business.  Net sales of these acquired product lines subsequent to the acquisition are included in the Company’s results.

The increase in net sales reflects sales from the gummy dietary supplement business and higher sales of ARM & HAMMER liquid laundry detergent, OXICLEAN laundry additives, TROJAN products and FIRST RESPONSE diagnostic kits, partially offset by sales declines in ARM & HAMMER powder laundry detergent, XTRA liquid laundry detergent, SPINBRUSH battery operated toothbrushes, and ARM & HAMMER cat litter.  Sales in the first quarter of 2012 were negatively impacted due to a timing shift in customer orders from the first quarter of 2012 to the fourth quarter of 2011 in anticipation of the January 1, 2012 information systems upgrade in the U.S.

Consumer Domestic income before income taxes for 2013 was $501.0, a $72.2 increase as compared to 2012.  The increase is due primarily to the contribution from the acquisition of the L’IL CRITTERS and VITAFUSION gummy dietary supplement business (net of higher interest expense), the impact of higher sales volumes and lower manufacturing costs resulting from productivity improvement projects, partially offset by higher trade promotion and coupon costs, the effect of unfavorable product mix and higher marketing and SG&A expenses.

Consumer International

2014 compared to 2013

Consumer International net sales in 2014 were $535.2, an increase of $2.4 or 0.5% as compared to 2013.  The components of the net sales change are the following:

December 31,
Net Sales - Consumer International	2014
Product volumes sold	3.1%
Pricing/Product mix	0.2%
Foreign exchange rate fluctuations	(2.7%)
Acquired product lines(1)	0.4%
Other	(0.5%)
Net Sales increase	0.5%
(1)	Associated with net sales of the brands acquired in the Lil’ Drug Store Brands Acquisition since the date of acquisition.

Higher sales in 2014 occurred primarily in Europe and Mexico.

Consumer International income before income taxes was $64.7 in 2014, an increase of $0.2 compared to 2013 due primarily to higher volumes and prices offset by the effect of foreign exchange rate changes and higher trade promotion, commodity and marketing costs.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

2013 compared to 2012

Consumer International net sales in 2013 were $532.8, an increase of $22.7 or 4.5% as compared to 2012.  The components of the net sales change are the following:

December 31,
Net Sales - Consumer International	2013
Product volumes sold	2.8%
Pricing/Product mix	0.9%
Foreign exchange rate fluctuations	(2.3%)
Acquired product lines(1)	3.1%
Net Sales increase	4.5%
(1)

On October 1, 2012, the Company acquired the L’IL CRITTERS and VITAFUSION gummy dietary supplement business.  Net sales of these product lines subsequent to the acquisition are included in the Consumer International results.

Higher sales in 2013 occurred primarily in Mexico, Canada, Brazil, United Kingdom and U.S. exports.

Consumer International income before income taxes was $64.5 in 2013, a decrease of $6.5 compared to 2012 caused by unfavorable foreign exchange rates, a trade name impairment charge and marketing expenses, partially offset by the contribution from the acquisition of the L’IL CRITTERS and VITAFUSION gummy dietary supplement business, higher sales volume and favorable price/mix.

Specialty Products

2014 compared to 2013

SPD net sales were $290.8 for 2014, an increase of $42.8, or 17.3% as compared to 2013.  The components of the net sales change are the following:

December 31,
Net Sales - SPD	2014
Product volumes sold	17.3%
Pricing/Product mix	2.2%
Foreign exchange rate fluctuations	(1.0%)
Divested product lines	(1.2%)
Net Sales increase	17.3%

The sales increase in 2014 reflects higher sales volume of animal nutrition products and performance products.  The animal nutrition business’s strong performance is primarily related to the strength of the U.S. dairy industry, which has experienced all time high milk prices and low input commodity costs, prompting dairy producers to feed more animal nutrition products and produce higher volumes of milk per cow.

SPD income before income taxes was $45.8 in 2014, an increase of $16.4 as compared to 2013.  The increase in income before income taxes for 2014 is due primarily to higher sales volume and sales prices and lower SG&A costs.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

2013 compared to 2012

SPD net sales were $248.0 for 2013, a decrease of $6.9, or 2.7% as compared to 2012.  The components of the net sales change are the following:

December 31,
Net Sales - SPD	2013
Product volumes sold	0.0%
Pricing/Product mix	(1.8%)
Foreign exchange rate fluctuations	(1.3%)
Sales in anticipation of information systems upgrade	0.4%
Net Sales decrease	(2.7%)

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

Corporate

The Corporate segment reflects the administrative costs of the production, planning and logistics functions which are included in SG&A expenses in the operating segments but are elements of cost of sales in the Company’s Consolidated Statements of Income.  Such amounts were $26.7, $31.3, and $29.4 for 2014, 2013 and 2012, respectively.

Also included in Corporate are equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.  The increase in equity in earnings of affiliates in 2014 is primarily due to a $3.2 impairment charge associated with one of the Company’s affiliates in 2013 and profitability from Armand.

Liquidity and capital resources

As of December 31, 2014, the Company had $423.0 in cash and cash equivalents, approximately $450 available through the revolving facility under its Credit Agreement and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $500, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement.  To preserve its liquidity, the Company invests its cash primarily in prime money market funds and short term bank deposits.

As of December 31, 2014, the amount of cash and cash equivalents included in the Company’s assets, that was held by foreign subsidiaries was approximately $245.3.  From an income tax perspective, the Company has undistributed earnings from foreign subsidiaries of approximately $315.4, at December 31, 2014, for which U.S. deferred taxes have not been provided.  If these funds are needed for operations in the U.S., the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds.  The Company’s intent is to permanently reinvest these funds outside the U.S., and the Company does not currently expect to repatriate them to fund operations in the U.S.  However, the Company continues to monitor external events or circumstances and may change its intention to remit undistributed earnings if it can be achieved in a manner that results in a tax-neutral impact to the Company.  External events or circumstances include movement in interest or currency exchange rates. For example, if the exchange rate between the Euro/USD declined, the Company would re-evaluate its intentions to remit earnings of approximately $200, which approximates $70 of cash and cash equivalents held by foreign subsidiaries.

On December 19, 2014, the Company replaced its former $500 credit facility with a $600 unsecured revolving credit facility (as amended, the “Credit Agreement”).  Under the Credit Agreement, the Company has the ability to increase its borrowing up to an additional $500, subject to lender commitments and certain conditions as described in the Credit Agreement.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

The Credit Agreement supports the Company’s $500 commercial paper program (the “Program”).  Total combined borrowing for both the Credit Agreement and the Program may not exceed $600.  Unless extended, the Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on December 19, 2019.

On December 9, 2014, the Company closed an underwritten public offering of $300 aggregate principal amount of 2.45% Senior Notes due December 15, 2019 (the “2019 Notes”).  The 2019 Notes were issued under the first supplemental indenture (the “First Supplemental Indenture”), dated December 9, 2014, to the indenture dated December 9, 2014 (the “Base Indenture”), between the Company and Wells Fargo Bank, N.A., as trustee.  Interest on the 2019 Notes is payable semi-annually, beginning June 15, 2015.  The 2019 Notes will mature on December 15, 2019, unless earlier retired or redeemed pursuant to the terms of the First Supplemental Indenture.

On September 26, 2012, the Company closed an underwritten public offering of $400 aggregate principal amount of 2.875% Senior Notes due 2022 (the “2022 Notes”).  The 2022 Notes were issued under the second supplemental indenture, dated September 26, 2012 (the “BNY Mellon Second Supplemental Indenture”), to the indenture dated December 15, 2010 (the “BNY Mellon Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.  Interest on the 2022 Notes is payable semi-annually, beginning April 1, 2013.  The 2022 Notes will mature on October 1, 2022, unless earlier retired or redeemed pursuant to the terms of the BNY Mellon Second Supplemental Indenture.  The Company used $250 from commercial paper issuances, along with the $400 of 2022 Notes and cash, to purchase the L’IL CRITTERS and VITAFUSION gummy dietary supplement business on October 1, 2012.

On December 15, 2010, the Company completed an underwritten public offering of $250 aggregate principal amount of 3.35% Senior Notes due 2015 (the “2015 Notes”).  The 2015 Notes were issued under the BNY Mellon Base Indenture, and a first supplemental indenture, (the “BNY Mellon First Supplemental Indenture”), dated December 15, 2010, between the Company and BNY Mellon, as trustee.  On December 30, 2010, the proceeds of the offering were utilized to retire the outstanding $250 principal amount of the Company’s 6% Senior Subordinated Notes due 2012.  Interest on the 2015 Notes is payable on June 15 and December 15 of each year, beginning June 15, 2011.  The 2015 Notes will mature on December 15, 2015, unless earlier retired or redeemed pursuant to the terms of the BNY Mellon First Supplemental Indenture.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity.  (See “Unfavorable economic conditions could adversely affect demand for the Company’s products” under “Risk Factors” in Item 1A of this Annual Report.)  The Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenant in the Credit Agreement because the Company currently is, and anticipates that it will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

On January 28, 2015, the Board declared an 8% increase in the regular quarterly dividend from $0.31 to $0.335 per share, equivalent to an annual dividend of $1.34 per share as of February 10, 2015.  The decision raises the annual dividend payout from $168 to approximately $177.

On January 29, 2014, the Board authorized the 2014 Share Repurchase Program.  The 2014 Share Repurchase Program replaced the Company’s share repurchase program announced on November 5, 2012.  In addition, the Board authorized an evergreen share repurchase program, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

In 2014, the Company purchased 6.9 million shares of its Common Stock at an aggregate cost of approximately $479.  Approximately $393 was purchased under the 2014 Share Repurchase Program and $86 was purchased under the evergreen share repurchase program.

As part of the evergreen share repurchase program, in early January 2015, the Company purchased 0.5 million shares of Common Stock at a cost of approximately $41.2.  The Company used cash on hand to fund the purchase price.

On January 28, 2015, the Board authorized the 2015 Share Repurchase Program.  The 2015 Share Repurchase Program replaced the 2014 Share Repurchase Program and the Company continued its evergreen share repurchase program.

As part of the 2015 Share Repurchase Program and the evergreen share repurchase program, in early February 2015, the Company entered into an accelerated share repurchase contract with a commercial bank to purchase $215 of Common Stock.  The Company paid $215 to the bank and received an initial delivery of approximately 2.6 million shares of Common Stock. The contract will be settled by mid-May 2015.  If the Company is required to deliver value to the commercial bank at the end of the purchase period, the Company, at its option, may elect to settle in shares of Common Stock or cash.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Of the 2015 share repurchases, approximately $88.0 was purchased under the Company’s evergreen share repurchase program.

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be approximately $70.0 in 2015, fund its share repurchase programs to the extent implemented by management and pay dividends at the latest approved rate.  Cash, together with the Company’s current borrowing capacity, may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.  The Company did not have any mandatory fixed rate debt principal payments in 2014. In 2015, the Company is required to pay $250.0 for the 2015 Notes (net of discounts) when the notes mature on December 15, 2015.  The Company expects to use cash generated from operations to retire the debt.

Net Debt

The Company had outstanding total debt of $1,095.2 and cash of $423.0 at December 31, 2014, resulting in net debt of $672.2 at December 31, 2014.  This compares to total debt of $803.3 and cash of $496.9, resulting in net debt of $306.4 at December 31, 2013.  Net debt is defined as total debt, minus cash and cash equivalents.

Cash Flow Analysis

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$540.3	$499.6	$523.6
Net cash used in investing activities	$(288.4)	$(77.1)	$(741.3)
Net cash (used in) provided by financing activities	$(306.6)	$(259.8)	$305.2

2014 compared to 2013

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in 2014 increased $40.7 to $540.3 as compared to 2013 due to higher net income and a slight increase in working capital.  Net cash provided by operating activities in 2013 was negatively affected by the deferred payment of the fourth quarter 2012 federal tax obligation of $36.0 as allowed by the IRS due to the impact of Hurricane Sandy.

Net Cash Used in Investing Activities – Net cash used in investing activities during 2014 was $288.4, principally reflecting the $215.7 paid for the Lil’ Drug Store Brands Acquisition and $70.5 of property, plant and equipment expenditures.

Net Cash (Used in) Provided by Financing Activities – Net cash used in financing activities during 2014 was $306.6, primarily reflecting $478.8 of repurchases of Common Stock, $167.5 of cash dividend payments and $6.7 net repayments of short-term debt offset by an increase in long-term debt of $299.8 for the 2019 Notes, and $51.2 of proceeds and tax benefits from stock option exercises.

2013 compared to 2012

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in 2013 decreased $24.0 to $499.6 as compared to 2012.  The Company was able to defer its fourth quarter 2012 federal tax payment of $36.0 to the first quarter of 2013 as allowed by the IRS due to the impact of Hurricane Sandy, which accounted for the decrease in net cash provided by operating activities in 2013.  Partially offsetting the decrease was a reduction in working capital (higher accounts payable and accrued expenses, partially offset by higher accounts receivable).

Net Cash Used in Investing Activities – Net cash used in investing activities during 2013 was $77.1, principally reflecting $67.1 of property, plant and equipment expenditures and a $6.4 investment in Natronx.

Net Cash Provided by (Used in) Financing Activities – Net cash used in financing activities during 2013 was $259.8, primarily reflecting $100.0 of repayments of commercial paper, $50.1 of repurchases of Common Stock and $155.2 of cash dividends, partially offset by $35.1 of proceeds and tax benefits from stock option exercises and the receipt of an incentive payment of $10.9 related to the financing lease for the Company’s new corporate headquarters.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Financial Covenant

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA” and defined in the Credit Agreement that was revised in December 2014) is a component of the financial covenant contained in the Credit Agreement.  The financial covenant includes a leverage ratio (total debt to Adjusted EBITDA), which, if not met, could result in an event of default and trigger the early termination of the Credit Agreement.  Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities determined in accordance with accounting principles generally accepted in the U.S.  The Company’s leverage ratio for the twelve months ended December 31, 2014 was 1.5, which is below the maximum of 3.5 permitted under the Credit Agreement.

The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable U.S. GAAP financial measure) to Adjusted EBITDA for 2014 is as follows:

Net Cash Provided by Operating Activities	$540.3
Interest paid	25.7
Current Income Tax Provision	198.3
Excess Tax Benefit on Stock Options Exercised	18.5
Change in Working Capital and Other Liabilities	(13.5)
Adjusted EBITDA (per Credit Agreement)	$769.3

Commitments as of December 31, 2014

The table below summarizes the Company’s material contractual obligations and commitments as of December 31, 2014.

	Payments Due by Period
			2016 to	2018 to	After
	Total	2015	2017	2019	2019
Short & Long-Term Debt
3.35% Senior Notes due 2015	$250.0	$250.0	$0.0	$0.0	$0.0
2.45% Senior Notes due 2019	300.0	0.0	0.0	300.0	0.0
2.875% Senior Notes due 2022	400.0	0.0	0.0	0.0	400.0
Commercial paper issuances	143.3	143.3	0.0	0.0	0.0
Debt obligations of foreign subsidiaries	3.4	3.4	0.0	0.0	0.0
	1,096.7	396.7	0.0	300.0	400.0
Interest on Fixed Rate Debt(1)	137.2	27.3	37.7	37.7	34.5
Lease Obligations	196.4	25.5	38.8	32.2	99.9
Other Long-Term Liabilities
Letters of Credit and Performance Bonds(2)	4.6	4.6	0.0	0.0	0.0
Pension Contributions(3)	2.4	2.4	0.0	0.0	0.0
Purchase Obligations(4)	226.9	156.1	60.3	5.6	4.9
Other(5)	19.2	5.3	5.4	1.0	7.5
Total	$1,683.4	$617.9	$142.2	$376.5	$546.8
(1)	Represents interest on the Company’s 3.35% Senior Notes due in 2015, 2.45% Senior Notes due in 2019 and 2.875% Senior Notes due in 2022.
(2)

Letters of credit with several banks guarantee payment for items such as insurance claims in the event of the Company’s insolvency.  Performance bonds are principally for required municipal property improvements.

(3)

Pension contributions are based on actuarial assessments of government regulated employer funding requirements.  These requirements are not projected beyond one year since they fluctuate with the change in plan assets, assumptions and demographics.

(4)

The Company has outstanding purchase obligations with suppliers at the end of 2014 for raw, packaging and other materials and services in the normal course of business.  These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding, and do not represent total anticipated purchases.

(5)	Other includes payments for stadium naming rights for a period of 20 years until December 2032.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

The Company has excluded from the table above uncertain tax liabilities due to the uncertainty of the amount per period of payment.  The Company’s liabilities for uncertain income tax positions are $4.0 as of December 31, 2014.  (See Note 10 to the consolidated financial statements included in this Annual Report).

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

OTHER ITEMS

Market risk

Concentration of Risk

A group of three customers accounted for approximately 36%, 35% and 34% of consolidated net sales in 2014, 2013 and 2012, respectively, of which a single customer, Wal-Mart, accounted for approximately 25%, 24% and 24% in 2014, 2013 and 2012, respectively.

Interest Rate Risk

The Company had outstanding total debt at December 31, 2014, of $1,096.2, of which 87% has a fixed weighted average interest rate of 2.87% and the remaining 13% constituted principally commercial paper issued by the Company that currently has a weighted average interest rate of less than 0.5%.  In December 2014, the Company entered into interest rate swap agreements on an aggregate notional amount of $300 to convert the fixed interest rate on the 2019 Notes to a variable interest rate.

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products.  These carriers currently charge the Company a basic rate per mile for diesel fuel price increases.  During 2013 and 2014, the Company entered into hedge agreements with financial counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel.  Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to it common carriers.  The agreements covered approximately 57% of the Company’s 2014 diesel fuel requirements and are expected to cover approximately 63% and 16% of the Company’s estimated diesel fuel requirements for 2015 and 2016, respectively.  These diesel fuel hedge agreements qualify for hedge accounting.  Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in the U.S. Dollar, Canadian Dollar, British Pound and Euro.  The Company entered into forward exchange contracts to protect it from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows.  The face value of the unexpired contracts as of December 31, 2014 totaled $53.3.  The contracts qualified as foreign currency cash flow hedges, and, therefore, changes in the fair value of the contracts were recorded in Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

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

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section.   Refer to page 50 of this Annual Report.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that as of December 31, 2014, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have audited the Company’s internal control over financial reporting.  Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedule appear on pages 53 and 54 of this Annual Report on Form 10-K.

/s/ James R. Craigie	/s/ Matthew T. Farrell
James R. Craigie	Matthew T. Farrell
Chairman and Chief Executive Officer	Executive Vice President, Chief Operating Officer
and Chief Financial Officer
(Principal Financial Officer)
February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Church & Dwight Co., Inc.
Ewing, New Jersey

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Church & Dwight Co., Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, NJ

February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Church & Dwight Co., Inc.
Ewing, New Jersey

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 20, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Parsippany, NJ

February 20, 2015

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net Sales	$3,297.6	$3,194.3	$2,921.9
Cost of sales	1,844.7	1,756.3	1,630.5
Gross Profit	1,452.9	1,438.0	1,291.4
Marketing expenses	416.9	399.8	357.3
Selling, general and administrative expenses	394.8	416.0	389.0
Income from Operations	641.2	622.2	545.1
Equity in earnings (losses) of affiliates	11.6	2.8	8.9
Investment earnings	2.3	2.6	1.7
Other income (expense), net	(2.8)	(2.1)	0.8
Interest expense	(27.4)	(27.7)	(14.0)
Income before Income Taxes	624.9	597.8	542.5
Income taxes	211.0	203.4	192.7
Net Income	$413.9	$394.4	$349.8

Weighted average shares outstanding - Basic	135.1	138.6	140.1
Weighted average shares outstanding - Diluted	137.5	141.2	142.7
Net income per share - Basic	$3.06	$2.85	$2.50
Net income per share - Diluted	$3.01	$2.79	$2.45
Cash dividends per share	$1.24	$1.12	$0.96

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net Income	$413.9	$394.4	$349.8
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(29.1)	(10.1)	5.6
Defined benefit plan adjustments	(4.7)	7.5	(5.2)
Income (loss) from derivative agreements	(1.1)	0.3	(0.8)
Other comprehensive income (loss)	(34.9)	(2.3)	(0.4)
Comprehensive income	$379.0	$392.1	$349.4

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$423.0	$496.9
Accounts receivable, less allowances of $1.9 and $0.8	322.9	330.2
Inventories	245.9	250.5
Deferred income taxes	14.4	16.6
Other current assets	26.3	21.6
Total Current Assets	1,032.5	1,115.8

Property, Plant and Equipment, Net	616.2	594.1
Equity Investment in Affiliates	24.8	24.5
Trade Names and Other Intangibles, Net	1,272.4	1,204.3
Goodwill	1,325.0	1,222.2
Other Assets	110.4	98.8
Total Assets	$4,381.3	$4,259.7

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$146.7	$153.8
Current portion of long-term debt	249.9	0.0
Accounts payable and accrued expenses	507.7	495.1
Income taxes payable	1.0	2.3
Total Current Liabilities	905.3	651.2

Long-term Debt	698.6	649.5
Deferred Income Taxes	484.1	476.0
Deferred and Other Long-term Liabilities	163.1	157.5
Pension, Postretirement and Postemployment Benefits	28.3	25.5
Total Liabilities	2,279.4	1,959.7

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	364.8	352.9
Retained earnings	2,414.9	2,168.5
Accumulated other comprehensive income (loss)	(34.7)	0.2
Common stock in treasury, at cost: 13,075,944 shares in 2014 and 7,462,913 shares in 2013	(789.5)	(368.1)
Total Church & Dwight Co., Inc. Stockholders' Equity	2,101.9	2,299.9
Noncontrolling interest	0.0	0.1
Total Stockholders' Equity	2,101.9	2,300.0
Total Liabilities and Stockholders’ Equity	$4,381.3	$4,259.7

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flow From Operating Activities
Net Income	$413.9	$394.4	$349.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	57.1	59.7	56.0
Amortization expense	34.1	30.8	29.0
Deferred income taxes	12.7	11.1	13.2
Equity in net (earnings) losses of affiliates	(11.6)	(2.8)	(8.9)
Distributions from unconsolidated affiliates	12.5	7.7	10.3
Non cash compensation expense	17.0	17.0	12.4
Asset impairment charge and other asset write-offs	6.4	8.4	2.1
Other	3.2	2.5	(1.1)
Change in assets and liabilities:
Accounts receivable	(1.8)	(31.2)	(9.0)
Inventories	1.8	(7.3)	(1.1)
Other current assets	(0.6)	(1.5)	2.0
Accounts payable and accrued expenses	2.4	67.9	30.7
Income taxes payable	17.5	(23.8)	58.7
Excess tax benefit on stock options exercised	(18.5)	(13.1)	(14.6)
Other operating assets and liabilities, net	(5.8)	(20.2)	(5.9)
Net Cash Provided By Operating Activities	540.3	499.6	523.6
Cash Flow From Investing Activities
Additions to property, plant and equipment	(70.5)	(67.1)	(74.5)
Acquisitions, net of cash acquired	(215.7)	0.0	(652.3)
Investment interest in joint venture	(1.1)	(6.4)	(13.7)
Other	(1.1)	(3.6)	(0.8)
Net Cash Used In Investing Activities	(288.4)	(77.1)	(741.3)
Cash Flow From Financing Activities
Long-term debt borrowings	299.8	0.0	399.6
Short-term debt borrowings (repayments)	(6.7)	(99.4)	251.3
Proceeds from stock options exercised	32.7	22.0	28.0
Excess tax benefit on stock options exercised	18.5	13.1	14.6
Payment of cash dividends	(167.5)	(155.2)	(134.5)
Purchase of treasury stock	(478.8)	(50.1)	(250.4)
Lease incentive proceeds	0.0	10.9	0.0
Lease principal payments	(1.2)	(1.1)	0.0
Deferred financing costs	(4.2)	0.0	(3.4)
Other	0.8	0.0	0.0
Net Cash (Used In) Provided By Financing Activities	(306.6)	(259.8)	305.2
Effect of exchange rate changes on cash and cash equivalents	(19.2)	(8.8)	4.1
Net Change In Cash and Cash Equivalents	(73.9)	153.9	91.6
Cash and Cash Equivalents at Beginning of Period	496.9	343.0	251.4
Cash and Cash Equivalents at End of Period	$423.0	$496.9	$343.0

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash paid during the year for:
Interest (net of amounts capitalized)	$25.7	$26.4	$9.7
Income taxes	$181.5	$219.2	$123.8
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$14.5	$1.9	$3.1
Property, plant and equipment expenditures included in other long-term liabilities (related to leasing obligations for new corporate headquarters facility)	$0.0	$0.0	$32.5
Acquisitions in which liabilities were assumed were as follows:
Fair value of assets	$0.0	$0.0	$825.7
Purchase price	0.0	0.0	(652.3)
Liabilities assumed	$0.0	$0.0	$173.4

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2011	146.4	(4.1)	$146.4	$271.7	$1,714.0	$2.9	$(94.4)	$2,040.6	$0.2	$2,040.8
Net income	0.0	0.0	0.0	0.0	349.8	0.0	0.0	349.8	0.0	349.8
Other comprehensive income	0.0	0.0	0.0	0.0	0	(0.4)	0.0	(0.4)	0.0	(0.4)
Cash dividends	0.0	0.0	0.0	0.0	(134.5)	0.0	0.0	(134.5)	0.0	(134.5)
Stock purchases	0.0	(5.0)	0.0	0.0	0.0	0.0	(250.4)	(250.4)	0.0	(250.4)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $15.4	0.0	1.5	0.0	45.9	0.0	0.0	8.5	54.4	0.0	54.4
Other stock issuances	0.0	0.0	0.0	1.2	0.0	0.0	0.2	1.4	0.0	1.4
December 31, 2012	146.4	(7.6)	$146.4	$318.8	$1,929.3	$2.5	$(336.1)	$2,060.9	$0.2	$2,061.1
Net income	0.0	0.0	0.0	0.0	394.4	0.0	0.0	394.4	0.0	394.4
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	(2.3)	0.0	(2.3)	0.0	(2.3)
Cash dividends	0.0	0.0	0.0	0.0	(155.2)	0.0	0.0	(155.2)	0.0	(155.2)
Stock purchases	0.0	(0.9)	0.0	0.0	0.0	0.0	(50.1)	(50.1)	0.0	(50.1)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $13.4	0.0	1.0	0.0	34.1	0.0	0.0	18.1	52.2	0.0	52.2
Other stock issuances	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	(0.1)
December 31, 2013	146.4	(7.5)	$146.4	$352.9	$2,168.5	$0.2	$(368.1)	$2,299.9	$0.1	$2,300.0
Net income	0.0	0.0	0.0	0.0	413.9	0.0	0.0	413.9	0.0	413.9
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	(34.9)	0.0	(34.9)	0.0	(34.9)
Cash dividends	0.0	0.0	0.0	0.0	(167.5)	0.0	0.0	(167.5)	0.0	(167.5)
Stock purchases	0.0	(6.9)	0.0	0.0	0.0	0.0	(478.8)	(478.8)	0.0	(478.8)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $18.8	0.0	1.3	0.0	11.3	0.0	0.0	56.3	67.6	0.0	67.6
Other stock issuances	0.0	0.0	0.0	0.6	0.0	0.0	1.1	1.7	(0.1)	1.6
December 31, 2014	146.4	(13.1)	$146.4	$364.8	$2,414.9	$(34.7)	$(789.5)	$2,101.9	$0.0	$2,101.9

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

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

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the U.S. and include the accounts of the Company and its majority‑owned subsidiaries.  For equity investments in which the Company does not control or have the ability to exert significant influence over the investee, which generally is when the Company has less than a 20% ownership interest, the investments are accounted for under the cost method.  In circumstances where the Company has greater than a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee, the investment is accounted for under the equity method.  As a result, the Company accounts for its 50% interest in its Armand Products Company (“Armand”) joint venture, 50% interest in The ArmaKleen Company (“ArmaKleen”) joint venture, and its one-third interest in its Natronx Technologies, LLC (“Natronx”) joint venture under the equity method.  Armand, ArmaKleen and Natronx are specialty chemical businesses, and the Company’s equity earnings (losses) in them are reported in the Company’s corporate segment, as described in Note 17.  None of these entities are considered a significant subsidiary; therefore, summarized financial statement data is not presented.

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

Promotional and Sales Returns Reserves

The Company conducts extensive promotional activities, primarily through the use of off-list discounts, slotting, coupons, cooperative advertising, periodic price reduction arrangements, and end-aisle and other in-store displays.  The costs of such activities are netted against sales.  Slotting costs are recorded when the product is delivered to the customer.  Costs associated with coupon redemption are recorded when coupons are circulated.  Cooperative advertising costs are recorded when the customer places the advertisement for the Company’s products.  Discounts relating to price reduction arrangements are recorded when the related sale takes place.  Costs associated with end-aisle or other in-store displays are recorded when the revenue from the product that is subject to the promotion is recognized.  The reserves for sales returns and consumer and trade promotion liabilities are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for products sold as of the balance sheet date.  The Company uses historical trend experience and coupon redemption provider input in arriving at coupon reserve requirements, and uses forecasted appropriations, customer and sales organization inputs, and historical trend analysis in determining the reserves for other promotional activities and sales returns.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

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

Selling, general and administrative (“SG&A”) expenses include, among others, costs related to functions such as sales, corporate management, research and development, marketing administration, information technology and legal.  Such costs include salary compensation related costs (such as benefits, incentive compensation and profit sharing), stock option costs, depreciation, travel and entertainment related expenses, professional and other consulting fees and amortization of intangible assets.

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

Inventories

Inventories are valued at the lower of cost or market.  Approximately 20% and 17% of the inventory at December 31, 2014 and 2013, respectively, including substantially all inventory in the Company’s Specialty Products Division (“SPD”)  segment as well as domestic inventory sold primarily under the ARM & HAMMER trademark in the Consumer Domestic segment, was determined utilizing the last-in, first-out (“LIFO”) method.  The cost of the remaining inventory was determined using the first-in, first-out (“FIFO”) method.  The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value.  The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions.  Estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products.  The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required.  Adjustments to reflect inventory at net realizable value were $ 8.3 at December 31, 2014, and $10.1 at December 31, 2013.

Property, Plant and Equipment

Property, Plant and Equipment (“PP&E”) are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets.  Estimated useful lives for building and improvements, machinery and equipment, and office equipment range from 9-40, 3-20 and 3-10 years, respectively.  Routine repairs and maintenance are expensed when incurred.  Leasehold improvements are depreciated over a period no longer than the respective lease term, except where a lease renewal has been determined to be reasonably assured and failure to renew the lease results in a significant penalty to the Company.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

Software

The Company capitalizes certain costs of developing computer software.  Amortization is recorded using the straight‑line method over the estimated useful life of the software, which is estimated to be no longer than 10 years.

Fair Value of Financial Instruments

Certain financial instruments are required to be recorded at fair value.  The estimated fair values of such financial instruments (including investment securities and other derivatives) have been determined using market information and valuation methodologies.  Changes in assumptions or estimation methods could affect the fair value estimates.  Other financial instruments, including cash equivalents and short-term debt, are recorded at cost, which approximates fair value.  Additional information regarding the Company’s risk management activities, including derivative instruments and hedging activities, are separately disclosed.  See Notes 2 and 3.

Goodwill and Other Intangible Assets

Carrying values of goodwill, trade names and other indefinite lived intangible assets are reviewed periodically for possible impairment. The Company’s impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate.  Management uses estimates based on expected trends in making these assumptions.  With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit.  For trade names and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Judgment is required in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.   Intangible assets with finite lives are amortized over their estimated useful lives, which range from 3-20 years, using the straight-line method, and reviewed for impairment when changes in market circumstances occur.

It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) the businesses or brands do not perform as projected, (ii) overall economic conditions in 2015 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.  A future impairment charge for goodwill or intangible assets could have a material effect on the Company’s consolidated financial position or results of operations.

Research and Development

The Company incurred research and development expenses in the amount of $59.8, $61.8 and $54.8 in 2014, 2013 and 2012, respectively.  These expenses are included in SG&A expenses and are expensed as incurred.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

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

	2014	2013	2012
Weighted average common shares outstanding - basic	135.1	138.6	140.1
Dilutive effect of stock options	2.4	2.6	2.6
Weighted average common shares outstanding - diluted	137.5	141.2	142.7
Antidilutive stock options outstanding	1.2	1.6	1.6

Employee and Director Stock Option Based Compensation

The fair value of share-based compensation is determined at the grant date and the related expense is recognized over the required employee service period in which the share-based compensation vests.  In 2014, the Company recorded pre-tax expense of $17.0 associated with the fair-value of unvested stock options and restricted stock awards, of which $15.4 was included in SG&A expenses and $1.6 was included in cost of sales.  In 2013, the Company recorded pre-tax expense of $17.0 associated with the fair-value of unvested stock options and restricted stock awards, of which $15.5 was included in SG&A expenses and $1.5 was included in cost of sales.  In 2012, the Company recorded pre-tax expense of $12.4 associated with the fair-value of unvested stock options and restricted stock awards, of which $11.0 was included in SG&A expenses and $1.4 was included in cost of sales.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled.  Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized.  The Company records liabilities for potential assessments in various tax jurisdictions in accordance with accounting principles generally accepted in the U.S. (GAAP).  The liabilities relate to tax return positions that, although supportable by the Company, may be challenged by the tax authorities and do not meet the minimum recognition threshold required under applicable accounting guidance for the related tax benefit to be recognized in the income statement.  The Company adjusts this liability as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations.  Many of the judgments involved in adjusting the liability involve assumptions and estimates that are highly uncertain and subject to change.  In this regard, settlement of any issue with, or an adverse determination in litigation against, a taxing authority could require the use of cash and result in an increase in the Company’s annual tax rate.  Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to the Company’s annual tax rate.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2014 and December 31, 2013:

		December 31, 2014		December 31, 2013
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 2	$298.0	$298.0	$318.5	$318.5
Financial Liabilities:
Short-term borrowings	Level 2	146.7	146.7	153.8	153.8
2.875% Senior notes	Level 2	399.7	393.3	399.7	369.8
3.35% Senior notes	Level 2	249.9	255.6	249.8	258.2
2.45% Senior notes	Level 2	299.8	298.6	0.0	0.0
Fair value adjustment related to hedged fixed rate debt instrument	Level 2	(0.9)	(0.9)	0.0	0.0

 The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the twelve months ended December 31, 2014.

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

Hedged Fixed Rated Debt: The interest rate swap agreements convert the fixed interest rate to a variable rate based on LIBOR. These agreements are designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted for as fair value hedges.  The fair value of these interest rate swap agreements is reflected in the Consolidated Balance Sheet within Deferred and Other Long-term Liabilities, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

Other:  The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of December 31, 2014 and 2013.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

3.	Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of the Common Stock and commodity prices expose the Company to market risk.  The Company manages these risks by the use of derivative instruments, such as cash flow and fair value hedges, diesel hedge contracts, equity derivatives and foreign exchange forward contracts.  The Company does not use derivatives for trading or speculative purposes.

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

During 2014 and 2013, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments.  The tables following the discussion of the derivative instruments below summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated statements of income and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products.  These carriers currently charge the Company a basic rate per mile for diesel fuel price increases.  During 2013 and 2014, the Company entered into hedge agreements with financial counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel.  Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to it common carriers.  The agreements cover approximately 57% of the Company’s 2014 diesel fuel requirements and are expected to cover approximately 63% and 16% of the Company’s estimated diesel fuel requirements for 2015 and 2016, respectively.  These diesel fuel hedge agreements qualify for hedge accounting.  Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in U.S. Dollar, Canadian Dollar, British Pound and Euro.  The Company has entered into forward exchange contracts to protect itself from the risk that, due to fluctuations in currency exchange rates, it would be adversely affected by net cash outflows.  The face value of the unexpired contracts as of December 31, 2014 totaled $53.3 in U.S. Dollars.  The contracts qualify as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

Interest Rate Swaps

On December 9, 2014, the Company entered into interest rate swap agreements that effectively convert the interest rate on the $300 aggregate principal amount of 2.45% senior notes, due December 15, 2019, to a variable rate based on LIBOR.  These interest rate

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

swap agreements have been designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted as fair value hedges.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following tables summarize the fair value of the Company’s derivative instruments and the effect of such derivative instruments on the Company’s Consolidated Statements of Income and on Other Comprehensive Income (“OCI”):

		Notional Amount
		December 31,	Fair Value at December 31,
	Balance Sheet Location	2014	2014	2013
Derivatives designated as hedging instruments
Asset Derivatives
Foreign exchange contracts	Other current assets	$53.3	$2.8	$0.5
Diesel fuel contracts	Other current assets	Not Applicable	0.0	0.3
Total assets			$2.8	$0.8
Liability Derivatives
Diesel fuel contracts	Accounts payable and accrued expenses	5.4 gallons	$4.4	$0.0
Interest rate swap	Deferred and other long-term liabilities	$300.0	0.9	0.0
Total liabilities			$5.3	$0.0

Derivatives not designated as hedging instruments
Asset Derivatives
Equity derivatives	Other current assets	$27.5	$2.8	$2.4
Total assets			$2.8	$2.4

		Amount of Gain (Loss) Recognized in OCI
		from Derivatives
	Other Comprehensive Income (Loss)	For the Year Ended December 31,
	Location	2014	2013	2012
Derivatives designated as hedging instruments
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	$(3.0)	$0.1	$0.1
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	1.9	0.2	0.8
Total gain (loss) recognized in OCI		$(1.1)	$0.3	$0.9

		Amount of Gain (Loss) Recognized in Income
		For the Year Ended December 31,
	Income Statement Location	2014	2013	2012
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$4.7	$5.3	$3.1
Foreign exchange contracts	Selling, general and administrative expenses	0.0	(0.1)	(1.5)
Total gain (loss) recognized in income		$4.7	$5.2	$1.6

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  The fair values of the derivative instruments disclosed above were measured based on Level 2 inputs (observable market-based inputs or unobservable inputs that are corroborated by market data).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

4.	Inventories

Inventories consist of the following:

	December 31,	December 31,
	2014	2013
Raw materials and supplies	$70.8	$70.2
Work in process	25.0	30.4
Finished goods	150.1	149.9
Total	$245.9	$250.5

Inventories valued using the LIFO method totaled $49.3 and $42.3 at December 31, 2014 and 2013, respectively, and would have been approximately $4.3 and $4.8 higher, respectively, had they been valued using the FIFO method.  The amount of LIFO liquidations in 2014 and 2013 were immaterial.

5.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consist of the following:

	December 31,	December 31,
	2014	2013
Land	$25.5	$25.7
Buildings and improvements	281.7	280.4
Machinery and equipment	599.3	577.5
Software	86.4	83.0
Office equipment and other assets	57.2	57.7
Construction in progress	71.5	42.9
Gross Property, Plant and Equipment	1,121.6	1,067.2
Less accumulated depreciation and amortization	505.4	473.1
Net Property, Plant and Equipment	$616.2	$594.1

	For the Year Ended December 31,
	2014	2013	2012
Depreciation and amortization on PP&E	$57.1	$59.7	$56.0
Interest charges capitalized (in construction in progress)	$0.7	$0.4	$0.8

The Company recognized charges related to equipment obsolescence, which occur in the ordinary course of business, and plant impairment charges during the three year period ended December 31, 2014 as follows:

	For the Year Ended December 31,
	2014	2013	2012
Segments:
Consumer Domestic	$1.2	$1.7	$1.6
Consumer International	0.2	0.0	0.4
Specialty Products	0.0	0.1	0.1
Total	$1.4	$1.8	$2.1

The impairment charges in 2014 and 2013, and the Consumer Domestic and SPD impairment charges in 2012 are due to idling of equipment. The 2012 Consumer International charge is due to the cancelation of a software project.

6.	Acquisitions

On September 19, 2014, the Company acquired certain feminine care brands, including REPHRESH and REPLENS, from Lil’ Drug Store Products, Inc., (“Lil’ Drug Store Brands Acquisition”) for cash consideration of $215.7.  The Company paid for the

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

acquisition with additional debt.  The annual sales of the acquired brands are approximately $46.0.  These feminine care brands are managed within the Consumer Domestic and Consumer International segments.

The fair values of the net assets acquired are set forth as follows:

2014
Acquisition
Lil’ Drug Store	Fair Value
Inventory and other working capital	$3.2
Property, plant and equipment	0.7
Trade Names and other intangibles	109.0
Goodwill	102.8
Purchase Price	$215.7

 The life of the amortizable intangible assets recognized from the Lil’ Drug Store Brands Acquisition ranges from 5 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company.  Pro forma results are not presented because the impact is not material to the Company’s consolidated financial results.

On October 1, 2012, the Company acquired all of the issued and outstanding capital stock of Avid Health, Inc. (“Avid Health”) for $652.8.  The Company financed the acquisition with a combination of proceeds from an underwritten public offering of $400 aggregate principal amount of 2.875% Senior Notes due 2022, the issuance of commercial paper and cash.  Products acquired in the acquisition include L’IL CRITTERS children’s gummy form dietary supplements and VITAFUSION adult gummy form dietary supplements.  These dietary supplement brands are managed principally within the Consumer Domestic and Consumer International segments.

The final fair values of the net assets acquired in 2012 for Avid Health, including the 2013 adjustments to fair value are below.  The 2013 measurement period adjustments were not retrospectively adjusted as of December 31, 2012 as the amounts were not material.

2012
Acquisition
Date Final
Avid Health	Fair Value
Inventory	$38.8
Accounts receivables, net	29.3
Other current assets	1.9
Property, plant and equipment	31.6
Long-term assets	1.4
Trade Names and other intangibles	362.2
Goodwill	353.8
Total Assets	$819.0
Other current liabilities	(19.5)
Deferred income taxes	(146.7)
Purchase Price	$652.8

Unaudited pro forma results for 2012 reflecting the Avid Health acquisition are presented below.

	Twelve Months Ended
Unaudited consolidated pro forma results	December 31, 2012
	Reported	Pro forma
Net Sales	$2,921.9	$3,106.0
Net Income	$349.8	$374.9
Net Income per share - Basic	$2.50	$2.68
Net Income per share - Diluted	$2.45	$2.63

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

These pro forma results give effect to the Avid Health acquisition as if it occurred on January 1, 2011.  2012 pro forma net income was adjusted to exclude the pre-tax equivalent of $4.4 of acquisition-related costs and $7.6 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory.

7.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	December 31, 2014				December 31, 2013
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$255.3	$(85.2)	$170.1	3-20	$166.8	$(73.9)	$92.9
Customer Relationships	347.3	(119.9)	227.4	15-20	333.0	(100.4)	232.6
Patents/Formulas	48.6	(38.3)	10.3	4-20	43.5	(31.4)	12.1
Non Compete Agreement	1.4	(1.4)	0.0	5-10	1.4	(1.3)	0.1
Total	$652.6	$(244.8)	$407.8		$544.7	$(207.0)	$337.7

Indefinite lived intangible assets - Carrying value

	December 31, 2014	December 31, 2013
Trade Names	$864.6	$866.6

The Company recognized intangible asset impairment charges within SG&A expenses during the three year period ended December 31, 2014 as follows:

	For the Year Ended December 31,
	2014	2013	2012
Segments:
Consumer Domestic	$5.0	$1.9	$0.0
Consumer International	0.0	4.6	0.0
Total	$5.0	$6.5	$0.0

During 2014, the Company recorded an impairment charge of $5.0 for an intangible asset related to the Consumer Domestic segment.  This charge is included in selling, general and administrative expenses in this segment and was the result of reduced sales and profitability related to the product line.  The amount of the charge was determined from estimating that future cash flows would not be sufficient to recover the carrying amount of the asset.

The trade name impairment charges recorded in 2013 were a result of lower forecasted sales and profitability and increased competition.  The amount of the impairment charge was determined by comparing the estimated fair value of the asset to its carrying amount.  Fair value was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  Consequently, the Company determined that a Consumer Domestic and a Consumer International trade name should be re-characterized from indefinite lived to finite lived assets.  The carrying value of these trade names was approximately $35.7 as of December 31, 2013 and is being amortized over 15 years.

The Company determined that the carrying value of all trade names as of December 31, 2014, was recoverable based upon the forecasted cash flows and profitability of the brands.  In 2014, the results of the Company’s annual impairment test for indefinite lived trade names resulted in a personal care trade name whose fair value exceeded its carrying value by 11%.  This trade name is valued at approximately $37.0 and is considered an important asset to the Company.  The Company continues to monitor performance and should there be any significant change in forecasted assumptions or estimates, including sales, profitability and discount rate, the Company may be required to recognize an impairment charge.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Intangible amortization expense amounted to $31.7 for 2014, $28.9 for 2013 and $26.8 for 2012, respectively.  The Company estimates that intangible amortization expense will be approximately $35.8 in 2015 and approximately $34.5 in each of the next five years.

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance December 31, 2012	$1,146.4	$47.2	$20.2	$1,213.8
Avid Health purchase price allocation adjustment	8.4	0.0	0.0	8.4
Balance December 31, 2013	$1,154.8	$47.2	$20.2	$1,222.2
Lil' Drug Store Brands acquired goodwill	87.4	15.4	0.0	102.8
Balance December 31, 2014	$1,242.2	$62.6	$20.2	$1,325.0

The 2014 increase in goodwill and amortizable assets is due to the Lil’ Drug Store Brands Acquisition, which is deductible for U.S. tax purposes.

The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2014, determined that the estimated fair value substantially exceeded the carrying values of all reporting units. The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.  The Company has never incurred a goodwill impairment charge.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2014	2013
Trade accounts payable	$284.1	$256.7
Accrued marketing and promotion costs	114.8	123.7
Accrued wages and related benefit costs	54.0	67.0
Other accrued current liabilities	54.8	47.7
Total	$507.7	$495.1

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

9.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	2014	2013
Short-term borrowings
Commercial paper issuances	$143.3	$150.0
Various debt due to international banks	3.4	3.8
Total short-term borrowings	$146.7	$153.8

Long-term debt
2.875% Senior notes due October 1, 2022	$400.0	$400.0
Less: Discount	(0.3)	(0.3)
3.35% Senior notes due December 15, 2015	250.0	250.0
Less: Discount	(0.1)	(0.2)
2.45% Senior notes due December 15, 2019	300.0	0.0
Less: Discount	(0.2)	0.0
Fair value adjustment related to hedged fixed rate debt instrument	(0.9)	0.0
Total long-term debt	948.5	649.5
Less: current maturities	(249.9)	0.0
Net long-term debt	$698.6	$649.5

Revolving Credit Facility

On December 19, 2014, the Company replaced its former $500 credit facility with a $600 unsecured revolving credit facility (as amended, the “Credit Agreement”).  Under the Credit Agreement, the Company has the ability to increase its borrowing up to an additional $500, subject to lender commitments and certain conditions as described in the Credit Agreement.

The Credit Agreement supports the Company’s $500 commercial paper program (the “Program”).  Total combined borrowing for both the Credit Agreement and the Program may not exceed $600.  Unless extended, the Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on December 19, 2019.

Interest on the Company’s borrowings under the Credit Agreement will accrue at a per annum rate equal to the sum of (x) either (at the Company’s option) (i) the adjusted LIBOR rate (generally, the LIBOR rate for an interest period selected by the Company and adjusted for statutory reserves) or (ii) the Base Rate (generally equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s “prime rate” and (c) the adjusted LIBOR rate for an interest period of one month plus 1.00%) plus (y) the applicable margin. The applicable margin is determined based upon the corporate credit rating of the Company and ranges from 0.875% to 1.75% per annum, in the case of any borrowing bearing interest by reference to the adjusted LIBOR rate, and 0% to 0.75%, in the case of any borrowing bearing interest by reference to the Base Rate.

The Credit Agreement contains customary affirmative and negative covenants, including without limitation, restrictions on the indebtedness, liens, investments, asset dispositions, fundamental changes, changes in the nature of the business conducted, affiliate transactions, burdensome agreements and use of proceeds.

Under the Credit Agreement, the Company is required to maintain its leverage ratio, defined as the ratio of Consolidated Funded Indebtedness (as defined in the Credit Agreement) to Consolidated EBITDA, at a level no greater than 3.50 to 1.00.  However, if the Company consummates a material acquisition, the maximum leverage ratio increases to a level of 3.75 to 1.00 during the twelve month period commencing on the date of such acquisition.  The Company was in compliance with the financial covenant in the Credit Agreement as of December 31, 2014.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Credit Agreement, and affiliates of those parties, provide banking, investment banking and other financial services to the Company from time to time.

2.45% Senior Notes

On December 9, 2014, the Company closed an underwritten public offering of $300 aggregate principal amount of 2.45% Senior Notes due 2019 (the “2019 Notes”).  The 2019 Notes were issued under the first supplemental indenture (the “First Supplemental Indenture”), dated December 9, 2014, to the indenture dated December 9, 2014 (the “Base Indenture”), between the Company and Wells Fargo Bank, N.A., as trustee.  Interest on the 2019 Notes is payable semi-annually, beginning June 15, 2015.  The 2019 Notes will mature on December 15, 2019, unless earlier retired or redeemed as described below.

The Company may redeem the 2019 Notes, at any time in whole or from time to time in part, prior to their maturity date at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2019 Notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the First Supplemental Indenture), plus 15 basis points.  In addition, at any time on or after November 15, 2019 (one month prior to the maturity date of the notes), the Company may redeem the notes in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed.  In addition, if the Company undergoes a “change of control” (as defined in the First Supplemental Indenture), and if, generally within 60 days thereafter, the 2019 Notes are rated below investment grade by each of the rating agencies designated in the First Supplemental Indenture, the Company will be required to offer to repurchase the 2019 Notes at 101% of par plus accrued and unpaid interest to the date of repurchase.

The 2019 Notes are senior unsecured obligations and rank equal in right of payment to the Company’s other senior unsecured debt from time to time outstanding.  The 2019 Notes are effectively subordinated to any secured debt the Company incurs to the extent of the collateral securing such secured debt, and will be structurally subordinated to all future and existing obligations of the Company’s subsidiaries.

The Base Indenture and the First Supplemental Indenture contain covenants that, among other things, restrict the Company’s ability to create liens and engage in sale-leaseback transactions, consolidations, mergers and dispositions of all or substantially all of the Company's assets.  These covenants are subject to a number of important exceptions and qualifications.

2.875% Senior Notes

On September 26, 2012, the Company closed an underwritten public offering of $400 aggregate principal amount of 2.875% Senior Notes due 2022 (the “2022 Notes”).  The 2022 Notes were issued under the second supplemental indenture dated September 26, 2012 (the “BNY Mellon Second Supplemental Indenture”), to the indenture dated December 15, 2010 (the “BNY Mellon Base Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”), as trustee.  Interest on the 2022 Notes is payable semi-annually, beginning April 1, 2013.  The 2022 Notes will mature on October 1, 2022, unless earlier retired or redeemed as described below.

The Company may redeem the 2022 Notes, at any time in whole or from time to time in part, prior to their maturity date at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2022 Notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the BNY Mellon Second Supplemental Indenture), plus 20 basis points.  In addition, if the Company undergoes a “change of control” (as defined in the BNY Mellon Second Supplemental Indenture), and if, generally within 60 days thereafter, the 2022 Notes are rated below investment grade by each of the rating agencies designated in the BNY Mellon Second Supplemental Indenture, the Company will be required to offer to repurchase the 2022 Notes at 101% of par plus accrued and unpaid interest to the date of repurchase.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The BNY Mellon Base Indenture and the BNY Mellon Second Supplemental Indenture contain covenants that, among other things, restrict the Company’s ability to create liens and engage in sale-leaseback transactions, consolidations, mergers and dispositions of all or substantially all of the Company's assets.  These covenants are subject to a number of important exceptions and qualifications.

3.35% Senior Notes

On December 15, 2010,  the Company completed an underwritten public offering of $250 aggregate principal amount of 3.35% senior notes due 2015 (the “2015 Notes”).  The 2015 Notes were issued under the BNY Mellon Base Indenture, and a first supplemental indenture, dated December 15, 2010 (the “BNY Mellon First Supplemental Indenture”), between the Company and BNY Mellon, as trustee.  On December 30, 2010, the proceeds of the offering were utilized to retire the outstanding $250 principal amount of the Company’s 6% Senior Subordinated Notes due 2012.  Interest on the 2015 Notes is payable on June 15 and December 15 of each year, beginning June 15, 2011.  The 2015 Notes will mature on December 15, 2015, unless earlier retired or redeemed as described below.

The Company may redeem the 2015 Notes, at any time in whole or from time to time in part, prior to their maturity date at a redemption price equal to the greater of: (i) 100% of the principal amount of the notes being redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the BNY Mellon First Supplemental Indenture), plus 25 basis points.  In addition, if the Company undergoes a “change of control” as defined by the BNY Mellon First Supplemental Indenture, and if, generally within 60 days thereafter, the 2015 Notes are rated below investment grade by each of the rating agencies designated in the BNY Mellon First Supplemental Indenture, the Company may be required to offer to repurchase the 2015 Notes at 101% of par plus accrued and unpaid interest to the date of repurchase.

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

Commercial Paper

The Company has an agreement with two banks to establish a commercial paper program (the “Program”).  Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500.  The maturities of the notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the rating agencies designated in the agreement at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement.  If, for any reason, the Company is unable to access the commercial paper market, the revolving credit facility would be utilized to meet the Company’s short-term liquidity needs.  The Company had $143.3 of commercial paper outstanding as of December 31, 2014 with a weighted-average interest rate less than 0.50% and $150.0 as of December 31, 2013 with a weighted-average interest rate less than 0.4%.

Interest Rate Swaps

Concurrent with the 2019 Notes offering, the Company entered into interest rate swaps to hedge changes in the fair value of the 2019 Notes.  Under the terms of the swaps, the counterparties will pay the Company a fixed rate of 2.45% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 0.756%.  The swaps are designated as fair value hedging instruments and are deemed to be effective in accordance with applicable accounting guidance.

Other Debt

The Company’s Brazilian subsidiary has lines of credit that enable it to borrow in its local currency subject to various interest rates that fluctuate with the interbank interest rate.  The various lines of credit will expire during the first two quarters of 2015, but are expected to be renewed.  Amounts available under the lines of credit total $6.0.  There were borrowings of $3.4 and $3.8 outstanding as of December 31, 2014 and 2013, respectively, under the lines of credit.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

10.	Income Taxes

The components of income before taxes are as follows:

	2014	2013	2012
Domestic	$574.1	$544.5	$481.8
Foreign	50.8	53.3	60.7
Total	$624.9	$597.8	$542.5

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

	2014	2013	2012
Current:
U.S. federal	$159.0	$151.7	$132.0
State	24.4	24.7	27.7
Foreign	14.9	15.9	19.8
	198.3	192.3	179.5
Deferred:
U.S. federal	11.5	12.6	11.4
State	1.1	(1.7)	1.6
Foreign	0.1	0.2	0.2
	12.7	11.1	13.2
Total provision	$211.0	$203.4	$192.7

Deferred tax assets (liabilities) consist of the following at December 31:

	2014	2013
Deferred tax assets:
Accounts receivable	$4.6	$4.4
Deferred compensation	63.6	57.2
Pension, postretirement and postemployment benefits	9.9	9.7
Reserves	27.2	31.6
Tax credit carryforwards/other tax attributes	1.9	1.5
International operating loss carryforwards	8.0	8.1
Total gross deferred tax assets	115.2	112.5
Valuation allowances	(12.0)	(13.0)
Total deferred tax assets	103.2	99.5
Deferred tax liabilities:
Goodwill	(174.7)	(159.7)
Trade Names and other intangibles	(300.6)	(292.2)
Property, plant and equipment	(97.5)	(106.2)
Total deferred tax liabilities	(572.8)	(558.1)
Net deferred tax liability	$(469.6)	$(458.6)
Current net deferred tax asset	$14.4	$16.6
Long term net deferred tax asset	0.1	0.8
Long term net deferred tax liability	(484.1)	(476.0)
Net deferred tax liability	$(469.6)	$(458.6)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

	2014	2013	2012
Statutory rate	35%	35%	35%
Tax that would result from use of the federal statutory rate	$218.7	$209.2	$189.9
State and local income tax, net of federal effect	16.5	14.9	19.0
Varying tax rates of foreign affiliates	(3.6)	(3.1)	(1.8)
Benefit from domestic manufacturing deduction	(14.3)	(13.2)	(11.6)
Resolution of tax contingencies	(1.5)	0.0	(3.2)
Valuation Allowances	0.9	0.6	0.6
Other	(5.7)	(5.0)	(0.2)
Recorded tax expense	$211.0	$203.4	$192.7
Effective tax rate	33.8%	34.0%	35.5%

At December 31, 2014, certain foreign subsidiaries of the Company had net operating loss carryforwards of approximately $26.7.  Approximately $1.7 of such net operating loss carryforwards expire on various dates through December 31, 2018.  The remaining net operating loss carryforwards are not subject to expiration.

The Company believes that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized.  In recognition of this risk, the Company has provided a valuation allowance of $8.0 and $8.1 at December 31, 2014 and 2013, respectively, on the deferred tax asset relating to these net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of QGN will not be realized.  In recognition of this risk, the Company maintains a valuation allowance of $4.0 and $4.9 at December 31, 2014 and 2013, respectively, on these deferred tax assets.

The Company had undistributed earnings of foreign subsidiaries of approximately $315.4 at December 31, 2014 for which U.S. deferred taxes have not been provided.  These earnings, which are considered to be permanently reinvested, would be subject to U.S. tax if they were remitted as dividends.  It is not practicable to determine the deferred tax liability on these earnings because of the large number of assumptions necessary to compute the tax. The Company continues to monitor events or circumstances that may change its intention to remit undistributed earnings.

The Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities.  Under applicable accounting guidance, these tax positions do not meet the minimum threshold required for the related tax benefit to be recognized in the income statement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Unrecognized tax benefits at January 1	$5.9	$9.1	$13.1
Gross increases - tax positions in prior period	0.0	0.9	1.9
Gross decreases - tax positions in prior period	(1.5)	0.0	(3.2)
Settlements	0.0	(3.7)	(2.6)
Lapse of statute of limitations	(0.4)	(0.4)	(0.1)
Unrecognized tax benefits at December 31	$4.0	$5.9	$9.1

In 2014, the Company recognized a benefit from the reversal of approximately $1.7 in income tax expense and $0.1 in interest expense associated with certain tax liabilities as the result of the settlement of an IRS audit for the years 2010, 2011 and 2012 and the lapse of applicable statutes of limitation of several state taxing authorities.  In 2012, the Company recognized a benefit from the reversal of approximately $3.3 in income tax expense and incurred $0.2 in pretax interest expense associated with certain tax liabilities as a result of the settlement of an IRS audit for the years 2008 and 2009 and the lapse of applicable statutes of limitation of several state taxing authorities.

Included in the balance of unrecognized tax benefits at December 31, 2014, 2013 and 2012 are $3.9, $5.7 and $8.7, respectively, of tax benefits that, if recognized, would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits at

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

December 31, 2014, 2013 and 2012, are $0.1, $0.2 and $0.4, respectively, of tax benefits that, if recognized, would result in adjustments to balance sheet tax accounts, primarily deferred taxes.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and international jurisdictions. The IRS has completed its audit of tax years through 2012.  The Company is currently under audit by several state and international taxing authorities for the years 2010 through 2013.  The Company does not anticipate that the settlement of audits and the expirations of statutes of limitations within the next twelve months will result in a significant change in unrecognized tax benefits.

The Company’s policy for recording interest associated with uncertain tax positions is to record interest as a component of income before income taxes.  During the twelve months ended December 31, 2014, December 31, 2013 and December 31, 2012, the Company recognized a net reversal of accrued interest expense associated with uncertain tax positions of approximately $0.1, $0.1, and $0.3, respectively.  As of December 31, 2014 and December 31, 2013, the Company had $0.2 and $0.3, respectively, in accrued interest expense related to unrecognized tax benefits.

11.	Benefit Plans

Defined Benefit Retirement Plans

The Company has defined benefit pension plans covering certain international employees.  Pension benefits to retired employees are based upon the employees’ length of service and a percentage of their qualifying compensation during the final years of employment.  The Company’s pension funding policy is consistent with federal/statutory funding requirements.  The Company also maintains unfunded postretirement plans, which provide medical benefits for eligible U.S. retirees and their dependents and for retirees and employees in Canada.  The cost of such benefits is recognized during the employees’ respective active working careers.  The Company recognizes the unfunded status of a benefit plan in the balance sheet as a long-term liability and recognizes the overfunded status of any benefit plan as a long-term asset.  Any previously unrecognized gains or losses are recorded in the equity section of the balance sheet within accumulated other comprehensive income.

International Pension Plan Termination

On December 31, 2014, the Company terminated an international defined benefit pension plan under which approximately 280 participants, including approximately 100 active employees, have accrued benefits.  The Company anticipates completing the termination of this plan by the end of the second quarter of 2015, once regulatory approvals are obtained.  To effect the termination, the Company estimates, based on December 31, 2014 valuations, that the plan has sufficient assets to purchase annuities for retired participants and make certain deposits to the existing defined contribution plan of active employee participants.  The Company estimates that it will incur a one-time non-cash expense of approximately $8 to $11 ($6 to $8 after tax) in 2015 when the plan settlement is completed.  This expense is primarily attributable to pension settlement accounting rules which require accelerated recognition of actuarial losses that were to be amortized over the expected benefit lives of participants.  The estimated expense is subject to change based on valuations at the actual date of settlement.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table provides information on the status of the defined benefit plans at December 31:

			Nonpension
	Pension Plans		Postretirement Plans
	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit obligation at beginning of year	$100.6	$99.7	$21.8	$30.0
Service cost	0.9	1.1	0.2	0.4
Interest cost	4.2	4.0	1.0	1.1
Plan participants’ contributions	0.0	0.0	0.3	0.3
Actuarial loss (gain)	10.3	0.7	3.0	(4.9)
Settlements/curtailments	(3.1)	0.0	0.0	(2.7)
Effects of exchange rate changes / other	(7.4)	(0.9)	(0.5)	(0.4)
Benefits paid	(4.3)	(4.0)	(1.3)	(2.0)
Benefit obligation at end of year	$101.2	$100.6	$24.5	$21.8
Change in Plan Assets:
Fair value of plan assets at beginning of year	$100.2	$78.8	0.0	0.0
Actual return on plan assets (net of expenses)	11.1	8.1	0.0	0.0
Employer contributions	3.3	17.5	1.0	1.7
Plan participants’ contributions	0.0	0.0	0.3	0.3
Settlements/curtailments	(1.2)	0.0	0.0	0.0
Effects of exchange rate changes / other	(7.3)	(0.2)	0.0	0.0
Benefits paid	(4.3)	(4.0)	(1.3)	(2.0)
Fair value of plan assets at end of year	$101.8	$100.2	$0.0	$0.0
Funded status at end of year, recorded in Pension and Postretirement Benefits	$0.6	$(0.4)	$(24.5)	$(21.8)
Amounts Recognized in Accumulated Other Comprehensive Income:
Prior Service Credit	$0.1	$0.1	$(0.8)	$(2.3)
Actuarial Loss	19.8	18.5	3.5	0.8
Net Loss (Income) Recognized in Accumulated Other Comprehensive Income	$19.9	$18.6	$2.7	$(1.5)

Amounts recognized in the statement of financial position consist of:

			Nonpension
	Pension Plans		Postretirement Plans
	2014	2013	2014	2013
Pension and Postretirement Benefits	$(3.4)	$(3.4)	$(24.5)	$(21.8)
Other Assets	4.0	3.0	0.0	0.0
Accumulated Other Comprehensive Loss (Income)	19.9	18.6	2.7	(1.5)
Net amount recognized at end of year	$20.5	$18.2	$(21.8)	$(23.3)
Accumulated benefit obligation	$100.0	$95.4	$0.0	$0.0

In 2014, the change in accumulated other comprehensive loss (income) was a $1.3 increase in the Company’s remaining pension plan obligations and a $4.4 increase in postretirement benefit plan obligations.  The changes are related to the change in discount rates for all plans and other actuarial assumptions.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Weighted‑average assumptions used to determine benefit obligations as of December 31 are as follows:

			Nonpension
	Pension Plans		Postretirement Plans
	2014	2013	2014	2013
Discount Rate	3.54%	4.48%	3.77%	4.56%
Rate of Compensation increase	3.13%	3.33%	N/A	N/A

Net Pension and Net Postretirement Benefit Costs consisted of the following components:

	Pension Costs			Nonpension Postretirement Costs
	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost:
Service cost	$0.9	$1.1	$0.9	$0.2	$0.4	$0.4
Interest cost	4.2	4.0	4.2	1.0	1.1	1.2
Expected return on plan assets	(6.1)	(4.2)	(3.9)	0.0	0.0	0.0
Amortization of prior service cost	0.0	0.0	0.0	(1.4)	(0.8)	(0.1)
Settlements/curtailments	0.3	0.0	0.0	0.0	(0.3)	0.0
Recognized actuarial loss (gain)	0.4	0.9	0.2	0.0	0.1	0.2
Net periodic benefit cost	$(0.3)	$1.8	$1.4	$(0.2)	$0.5	$1.7

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Pension Costs			Nonpension Postretirement Costs
	2014	2013	2012	2014	2013	2012
Discount Rate	4.28%	4.15%	4.75%	4.54%	3.92%	4.31%
Rate of Compensation increase	3.13%	3.33%	3.33%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.16%	5.45%	5.35%	N/A	N/A	N/A

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

The expected long-term rate of return on pension plan assets is selected by taking into account the historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and known economic and market conditions at the time of valuation.  A 50 basis point change in the expected long-term rate of return would result in an approximate $0.5 change in pension expense for 2015.

In 2015, amounts related to defined benefit plans in accumulated other comprehensive income expected to be recognized in the income statement are estimated to be income of approximately $0.2.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The fair values of the Company’s defined benefit pension plan assets by asset category are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$9.0	$9.0	$0.0	$0.0
Equity Securities - Mutual Funds (a)	16.1	1.0	15.1	0.0
Money Market Funds	6.6	0.0	6.6	0.0
Bond Funds(b)	9.3	0.0	9.3	0.0
Global Multi-strategy Fund(c)	37.8	0.0	0.0	37.8
Insurance Investment Contract(e)	5.9	0.0	0.0	5.9
Government Fixed Income Securities(f)	15.3	0.0	15.3	0.0
Other (g)	0.2	0.2	0.0	0.0
December 31, 2013	$100.2	$10.2	$46.3	$43.7
Cash & Cash Equivalents	$1.9	1.9	$0.0	$0.0
Equity Securities - Mutual Funds (a)	35.0	1.1	33.9	0.0
Money Market Funds	1.8	0.0	1.8	0.0
Bond Funds(b)	17.5	0.0	17.5	0.0
Global Multi-strategy Fund(d)	19.5	0.0	19.5	0.0
Insurance Investment Contract(e)	0.0	0.0	0.0	0.0
Government Fixed Income Securities(f)	22.4	0.0	22.4	0.0
Other (g)	3.7	0.2	3.5	0.0
December 31, 2014	$101.8	$3.2	$98.6	$0.0

(a)

The equity securities represent mutual funds held primarily by the pension plans in Canada and the United Kingdom, which include both domestic and international equity securities.  Mutual funds are valued at quoted market prices, which represent the net asset values of shares held by the plans as of December 31, 2013 and December 31, 2014.

(b)	The bond funds constitutes investments primarily for the pension plans in Canada and the fund consists of investments in Canadian government, corporate and municipal or local governments bonds.
(c)

The global multi-strategy fund constitutes an indexed fund for the pension plans in the United Kingdom as of December 31, 2013.  The fund, which was sold during 2014, was a fund of funds invested in a series of diverse international equity funds and fixed income funds.

(d)

The global multi-strategy fund, which was purchased during 2014 for the pension plans in the United Kingdom, represents a series of multiple asset diversified funds invested in equities, bonds and other investments.  The global multi-strategy fund is valued at the net asset value per unit multiplied by the number of units held as of the measurement date.

(e)

The insurance investment contract is in the form of an insurance policy that was held by the pension plans in the United Kingdom.  The investment of the underlying assets was in various managed funds.  Insurance contracts are valued at book value, which approximates fair value, and are calculated using the prior year balance adjusted for investment returns and changes in cash flows.

(f)	Government fixed income securities held by pension plans in the United Kingdom are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.
(g)	Other category includes other investments for pension plans in the international subsidiaries.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Investments) are as follows:

		Insurance
	Global Multi-	Investment
Investments	strategy Fund	Contract	Total
Balance at December 31, 2012	$31.8	$5.3	$37.1
Net realized and unrealized gains (loss)	5.3	0.5	5.8
Effects of exchange rate changes	0.7	0.1	0.8
Balance at December 31, 2013	$37.8	$5.9	$43.7
Net realized and unrealized gains (loss)	0.1	0.4	0.5
Purchases, sales and distributions	(38.2)	(6.3)	(44.5)
Effects of exchange rate changes	0.3	0.0	0.3
Balance at December 31, 2014	$0.0	$0.0	$0.0

The Company made cash contributions of approximately $3.3 to its pension plans in 2014.  The Company estimates it will be required to make cash contributions to its pension plans of approximately $2.4 in 2015 to offset 2015 benefit payments and administrative costs in excess of investment returns.

The following benefit payments are expected to be paid from the defined benefit plans (excluding the benefits to be paid at the completed settlement of the international pension plan):

		Nonpension
	Pension	Postretirement
	Plans	Plans
2015	$2.7	$1.5
2016	2.6	1.6
2017	2.6	1.7
2018	2.7	1.8
2018	2.7	1.9
2020-2024	15.7	9.4

The accumulated postretirement benefit obligation has been determined by application of the provisions of the Company's medical plans, including established maximums and sharing of costs, relevant actuarial assumptions and health‑care cost trend rates projected at approximately 7.2% for 2015 and decreasing to an ultimate rate of approximately 4.5% in 2029.  The Company has a maximum annual benefit based on years of service for participants over 65 years of age.

The following chart shows the effect of a 1% change in healthcare cost trends:

	2014	2013
Effect of 1% increase in health-care cost trend rates on:
Postretirement benefit obligation	$1.5	$0.7
Total of service cost and interest cost component	0.1	0.9
Effect of 1% decrease in health-care cost trend rates on:
Postretirement benefit obligation	(1.3)	(0.6)
Total of service cost and interest cost component	(0.1)	(0.7)

Other Benefit Plans

The Company also maintains a defined contribution profit sharing plan for domestic salaried and certain hourly employees.  Amounts charged to earnings for this plan were $12.5, $15.8 and $13.5 in 2014, 2013 and 2012, respectively.

The Company also has a domestic employee 401K savings plan.  The Company currently matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings.  The Company’s matching contributions to the savings plan were $4.5, $4.5 and $3.8 in 2014, 2013 and 2012, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Deferred Compensation Plans

The Company maintains a deferred compensation plan under which certain members of management are eligible to defer a maximum of 85% of their regular compensation (i.e. salary) and incentive bonus.  The amounts deferred under this plan are credited with earnings or losses based upon changes in values of notional investments elected by the plan participant.  The investment options available include notional investments in various stock, bond and money market funds as well as Common Stock.  Each plan participant is fully vested in the amounts the participant defers.  The plan also functions as an “excess” plan whereby profit sharing contributions that cannot otherwise be contributed to the qualified savings and profit sharing plan due to limitations under Department of Treasury regulations are credited to this plan.  These contributions vest under the same vesting schedule applicable to the qualified plan.

The liability to plan participants for contributions designated for notional investment in Common Stock is based on the quoted fair value of the Common Stock plus any dividends credited.  The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Common Stock.  At December 31, 2014 and 2013, the amount of the Company’s liability under the deferred compensation plan was $92.2 and $83.5, respectively and the funded balances amounted to $70.1 and $62.8, respectively.  The amounts charged to earnings, including the effect of the hedges, totaled $1.8, $2.8, and $2.6 in 2014, 2013 and 2012, respectively.

Non-employee members of the Company’s Board are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Common Stock.  Members of the Board are fully vested in their account balance.  As of December 31, 2014, there were approximately 167 thousand shares of Common Stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control.

12.	Stock Based Compensation Plans

The Company has options outstanding under four equity compensation plans.  Under the Amended and Restated Omnibus Equity Plan, the Company may grant options and other stock-based awards to employees and directors.  Under the 1983 Stock Option Plan and the Stock Award Plan, the Company granted options to key management employees.  Under the Stock Option Plan for Directors, the Company granted options to non‑employee directors.  Following adoption of the original Omnibus Equity Plan by stockholders in 2008, no further grants were permitted under the other equity compensation plans.  Options outstanding under the plans are issued at market value on the date of grant, vest on the third anniversary of the date of grant and must be exercised within ten years of the date of grant.  If, upon termination of a participant’s employment (other than a termination for cause), a participant is at least 55 years old, has at least five years of service, and the sum of the participant’s age and years of service is at least 65, the participant may exercise any stock options granted in 2007 or later within a period of three years from the date of termination or, if earlier, the date such stock options otherwise would have expired, subject to specified conditions.  Issuances of Common Stock to satisfy employee option exercises currently are made from treasury stock.

Stock option transactions for the three years ended December 31, 2014 were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2011	8.3	$26.39
Granted	1.6	53.81
Exercised	(1.5)	19.00
Cancelled	(0.2)	35.57
Outstanding at December 31, 2012	8.2	$32.81
Granted	1.7	61.89
Exercised	(1.0)	21.47
Cancelled	(0.1)	47.47
Outstanding at December 31, 2013	8.8	$39.47
Granted	1.1	69.61
Exercised	(1.3)	25.14
Cancelled	(0.1)	56.31
Outstanding at December 31, 2014	8.5	$45.50	6.1	$283.2
Exercisable at December 31, 2014	4.3	$30.09	4.2	$209.2

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table summarizes information relating to options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2014	Contractual Life	Price	12/31/2014	Price
$15.01 - $25.00	0.9	1.8	$20.87	0.9	$20.87
$25.01 - $35.00	2.4	4.3	$29.51	2.4	$29.51
$35.01 - $45.00	1.0	6.2	$40.63	1.0	$40.63
$45.01 - $55.00	1.4	7.1	$53.80	0.0	$0.00
$55.01 - $65.00	1.6	8.2	$61.88	0.0	$0.00
$65.01 - $75.00	1.2	9.5	$69.54	0.0	$0.00
	8.5	6.1	$45.50	4.3	$30.09

The table above represents the Company’s estimate of options fully vested and expected to vest.  Expected forfeitures are not material and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	2014	2013	2012
Intrinsic Value of Stock Options Exercised	$58.0	$42.2	$48.9
Stock Compensation Expense Related to Stock Option Awards	$15.2	$15.5	$11.0
Issued Stock Options	1.1	1.7	1.6
Weighted Average Fair Value of Stock Options issued (per share)	$12.82	$10.92	$8.92
Fair Value of Stock Options Issued	$15.0	$18.1	$14.2

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2014	2013	2012
Risk-free interest rate	2.0%	1.4%	1.0%
Expected life in Years	6.2	6.2	6.3
Expected volatility	20.4%	21.2%	20.7%
Dividend Yield	1.8%	1.8%	1.8%

The fair value of stock options is based upon the Black Scholes option pricing model.  The Company determined the stock options’ lives based on historical exercise behavior and their expected volatility and dividend yield based on the historical changes in stock price and dividend payments.  The risk free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2014, there was a fair value of $9.4 related to unamortized stock option compensation expense, which is expected to be recognized over a weighted-average period of approximately one and a half years.  The Company’s Consolidated Statements of Cash Flow reflect an add back to Net Cash Provided by Operating Activities of $17.0, $17.0 and $12.4 in 2014, 2013 and 2012, respectively, for non-cash compensation expense, primarily stock option expense.  Cash flow from Financing Activities includes $18.5, $13.1 and $14.6 in 2014, 2013 and 2012, respectively, of excess tax benefits on stock options exercised.  The total tax benefit for 2014, 2013 and 2012 was $18.8, $13.4 and $15.4, respectively.

13.	Share Repurchases

On January 29, 2014, the Board authorized the 2014 Share Repurchase Program.  The 2014 Share Repurchase Program replaced the Company’s share repurchase program announced on November 5, 2012.  In addition, the Board authorized an evergreen share

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

repurchase program, under which the Company may repurchase, from time to time, shares of Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

In 2014, the Company purchased approximately 6.9 million shares of Common Stock for $478.8, of which $86 was purchased under the evergreen share repurchase program and $392.8 was purchased under the 2014 Share Repurchase Program.  As a result of these purchases, there remained $107.2 under the 2014 Share Repurchase Program as of December 31, 2014.

14.	Accumulated Other Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

The components of changes in accumulated other comprehensive income (“AOCI”) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance December 31, 2011	$17.2	$(15.3)	$1.0	$2.9
Other comprehensive income before reclassifications	5.6	(6.8)	(0.9)	(2.1)
Tax benefit (expense)	0.0	1.6	0.1	1.7
Other comprehensive income (loss)	5.6	(5.2)	(0.8)	(0.4)
Balance December 31, 2012	$22.8	$(20.5)	$0.2	$2.5
Other comprehensive income before reclassifications	(10.1)	11.2	(0.8)	0.3
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	1.0	1.0
Tax benefit (expense)	0.0	(3.7)	0.1	(3.6)
Other comprehensive income (loss)	(10.1)	7.5	0.3	(2.3)
Balance December 31, 2013	$12.7	$(13.0)	$0.5	$0.2
Other comprehensive income before reclassifications	(29.1)	(7.7)	(0.8)	(37.6)
Amounts reclassified to consolidated statement of income(a)	0.0	0.8	(1.4)	(0.6)
Tax benefit (expense)	0.0	2.2	1.1	3.3
Other comprehensive income (loss)	(29.1)	(4.7)	(1.1)	(34.9)
Balance December 31, 2014	$(16.4)	$(17.7)	$(0.6)	$(34.7)

(a)	Amounts classified to cost of sales and selling, general and administrative expenses.

15.	Commitments, Contingencies and Guarantees

Commitments

a. Operating lease rent expense, included in income from operations, amounted to $19.7, $20.9 and $20.7 in 2014, 2013 and 2012, respectively.  Beginning January 1, 2013, financing lease expense was recorded primarily for the Company’s Corporate Headquarters building.  In 2014, interest expense associated with this lease amounted to $4.2 and depreciation expense amounted to $2.5.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The Company is obligated to pay minimum annual rentals under different operating and financing lease agreements as follows:

	Operating	Financing
	Leases	Leases	Total
2015	$19.7	$5.8	$25.5
2016	15.0	5.8	20.8
2017	12.2	5.8	18.0
2018	10.6	6.0	16.6
2019	9.6	6.0	15.6
2020 and thereafter	23.3	76.6	99.9
Total future minimum lease commitments	$90.4	$106.0	$196.4

b. The Company has a partnership with a supplier of raw materials that mines and processes sodium-based mineral deposits.  The Company purchases the majority of its sodium-based raw material requirements from the partnership. The partnership agreement for the partnership terminates upon two years’ written notice by either partner.  Under the partnership agreement, the Company has an annual commitment to purchase 240,000 tons of sodium-based raw materials at the prevailing market price.  With the exception of the Natronx Technologies LLC (“Natronx”) joint venture, in which the Company and the partner supplier are each one-third owners, the Company is not engaged in any other material transactions with the partnership or the partner supplier.

c. As of December 31, 2014, the Company had commitments through 2019 of approximately $238.5. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

d. As of December 31, 2014, the Company had the following guarantees: (i) $4.6 in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, (ii) an insolvency protection guarantee of approximately $18.2 to one of its United Kingdom pension plans effective January 1, 2011, and (iii) $3.2 worth of assets subject to guarantees for its Brazil operations for value added tax assessments and labor related cases currently under appeal.

e. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3.  In addition to this initial payment, the Company is required to make advance royalty payments of up to $5.5 upon the launch of a product utilizing the licensed technology, of which $4.3 had been made as of December 31, 2014.  The Company is required to make an additional $7.0 license payment upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration for products incorporating the acquired technology.

Environmental matter

f. In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”).  The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s.  Located on the site were two closed landfills, two active landfills and a pond for the management of process waste streams.  In 2009, QGN was advised by the environmental authority in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek.  After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action (“SI/RA”) report.  The SI/RA report was submitted by QGN to IMA in April 2010.  The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills.  QGN ceased site operations in August 2010.  In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills.  In addition, despite repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million Brazilian Real (approximately U.S. $1.9 at current exchange rates) for the discharge of contaminants above allowable limits.  The description of the fine included a reference to aggravating factors that may indicate that local “management’s intent” was considered in determining the severity of the fine, which could result in criminal liability for members of local management.  In January 2011, QGN filed with IMA an administrative defense to the fine, suspending any enforcement activities pending its defense.  IMA has not yet formally responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures, including the removal of the landfills, and the timeframes for implementation were not appropriate and

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

requested that the Remediation Notification be withdrawn.  In response, in February 2011, IMA issued a revised Remediation Notification (the “Revised Remediation Notification”) providing for further site analysis by QGN, including further study of the integrity of the landfills.  The Revised Remediation Notification did not include a requirement to remove the landfills; however, it did not foreclose the possibility of such a requirement.  QGN has responded to the Revised Remediation Notification providing further information regarding the remediation measures, and is in discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on an appropriate remediation plan.  In mid-2011, QGN, consistent with the Revised Remediation Notice, began an additional site investigation and capped the two active landfills.  In 2012, QGN drained the waste pond.  During the third quarter of 2013, INEMA approved the first step in QGN’s proposed remediation plans, the installation of a trench drain to capture and treat groundwater at the site.  Construction of the trench drain began during the first quarter of 2014 and is expected to be completed by the end of the first quarter 2015.  In June 2014, QGN formally submitted to INEMA a technical report, including a remediation plan for the site and a proposed agreement regarding the fine and QGN’s ongoing obligations at the site.  In July 2014, an initial meeting was held with INEMA to review and discuss the report and the proposed agreement.  Following the initial meeting, QGN provided additional information requested by INEMA and continues to engage in discussions with INEMA regarding the proposed agreement.

As a result of the foregoing events, the Company accrued approximately $3.0 in 2009 and $4.8 in 2010 for remediation, fines and related costs.  Since 2009, the costs of remediation activities and foreign exchange rate changes have reduced the accrual by approximately $4.7 to a current amount of $3.1.  As a result of INEMA’s approval of the first step in QGN’s remediation plans, the Company does not believe that QGN will be required to remove the landfills.  However, it remains reasonably possible that INEMA will require such removal, and the Company could be unsuccessful in appealing such decision.  The Company estimates the cost of such landfill removal to be in the range of $30 to $50.

Legal and tax proceedings

g. The Company has recorded liabilities for uncertain income tax positions that, although supportable, may be challenged by tax authorities.  The Company’s liabilities for uncertain income tax positions are $4.0 as of December 31, 2014.  The Company does not expect a material change in the liabilities for uncertain income tax positions within the next twelve months.

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

i. The Company, in the ordinary course of its business is the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings from time to time, including, without limitation, those relating to, commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance related matters.  Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions may not be reasonably predictable and any related damages may not be estimable.  Certain legal actions, including those described above, could result in an adverse outcome for the Company, and any such adverse outcome could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

16.	Related Party Transactions

The following summarizes the balances and transactions between the Company and each of (i) Armand and ArmaKleen, in which the Company holds a 50% ownership interest, and (ii) Natronx, in which the Company holds a one-third ownership interest:

	Armand			ArmaKleen			Natronx
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Purchases by Company	$26.4	$22.5	$21.3	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$1.2	$1.3	$5.5	$2.0	$1.9	$2.4
Outstanding Accounts Receivable	$0.6	$0.4	$0.1	$0.8	$0.8	$0.4	$0.1	$0.1	$0.0
Outstanding Accounts Payable	$2.1	$1.8	$1.8	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$2.1	$1.9	$1.7	$2.0	$2.1	$1.7	$0.8	$1.1	$0.9

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

The Company recorded a $3.2 impairment charge associated with one of its affiliates in 2013.  The charge, recorded in Equity in Earnings (Losses) of Affiliates, is a result of the Company’s assessment of the financial impact from the delay in anticipated discounted cash flows from the affiliate.

17.	Segments

Segment Information

The Company operates three reportable segments: Consumer Domestic, Consumer International and Specialty Products Division.  These segments are determined based on differences in the nature of products and organizational and ownership structures.  The Company also has a Corporate segment.

Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of December 31, 2014, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the twelve months ended December 31, 2014, 2013 and 2012 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2014:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(1)	As Reported
Net sales
2014	$2,471.6	$535.2	$290.8	$0.0	$3,297.6
2013	2,413.5	532.8	248.0	0.0	3,194.3
2012	2,156.9	510.1	254.9	0.0	2,921.9
Gross profit
2014	1,160.9	242.1	76.6	(26.7)	1,452.9
2013	1,163.0	243.0	63.3	(31.3)	1,438.0
2012	1,015.9	236.9	68.0	(29.4)	1,291.4
Marketing Expenses
2014	333.2	80.5	3.2	0.0	416.9
2013	320.5	76.6	2.7	0.0	399.8
2012	280.3	74.5	2.5	0.0	357.3
Selling, General and Administrative Expenses
2014	302.0	93.9	25.6	(26.7)	394.8
2013	318.6	98.8	29.9	(31.3)	416.0
2012	297.6	89.8	31.0	(29.4)	389.0
Income from Operations
2014	525.7	67.6	47.9	0.0	641.2
2013	524.0	67.4	30.8	0.0	622.2
2012	438.0	72.6	34.5	0.0	545.1
Equity in Earnings (Losses) of Affiliates
2014	0.0	0.0	0.0	11.6	11.6
2013	0.0	0.0	0.0	2.8	2.8
2012	0.0	0.0	0.0	8.9	8.9
Interest Expense(2)
2014	22.5	2.9	2.0	0.0	27.4
2013	23.4	3.0	1.3	0.0	27.7
2012	11.2	1.9	0.9	0.0	14.0
Investment Earnings(2)
2014	1.9	0.2	0.2	0.0	2.3
2013	2.2	0.3	0.1	0.0	2.6
2012	1.4	0.2	0.1	0.0	1.7
Other Income (Expense), net(2)
2014	(2.3)	(0.3)	(0.2)	0.0	(2.8)
2013	(1.8)	(0.2)	(0.1)	0.0	(2.1)
2012	0.6	0.1	0.1	0.0	0.8
Income Before Income Taxes
2014	502.8	64.7	45.8	11.6	624.9
2013	501.0	64.5	29.5	2.8	597.8
2012	428.8	71.0	33.8	8.9	542.5
Identifiable Assets
2014	3,502.9	619.8	135.1	123.5	4,381.3
2013	3,407.4	602.5	140.6	109.2	4,259.7
2012	3,317.5	543.8	135.1	101.7	4,098.1
Capital Expenditures
2014	59.2	8.4	2.9	0.0	70.5
2013	53.6	10.3	3.2	0.0	67.1
2012	58.9	10.0	5.6	0.0	74.5

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

	Consumer	Consumer
	Domestic	International	SPD	Corporate(1)	As Reported
Depreciation & Amortization
2014	76.7	7.6	5.2	1.7	91.2
2013	77.3	6.1	5.4	1.7	90.5
2012	70.5	7.9	5.1	1.5	85.0

(1)	The Corporate segment reflects the following:
(A)

The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of Cost of Sales in the Company’s Consolidated Statements of Income.  Such amounts were $26.7, $31.3, and $29.4 for 2014, 2013 and 2012, respectively.

(B)	Equity in earnings (loss) of affiliates from Armand, Armakleen and Natronx.
(C)	Corporate assets include notes receivable, domestic deferred income taxes, deferred compensation investments and the Company's investment in unconsolidated affiliates.
(2)	In determining Income before Income Taxes, interest expense, investment earnings, and other income, net, were allocated to the segments based upon each segment's relative Income from Operations.

Other than the differences noted in footnote (1) and (2) above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies described in Note 1.

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table above, were $1.9, $2.2 and $3.4 for the twelve months ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

Product line revenues from external customers for each of the three years ended December 31, 2014, December 31, 2013 and December 31, 2012 were as follows:

	2014	2013	2012
Household Products	$1,466.2	$1,436.1	$1,411.3
Personal Care Products	1,005.4	977.4	745.6
Total Consumer Domestic	2,471.6	2,413.5	2,156.9
Total Consumer International	535.2	532.8	510.1
Total SPD	290.8	248.0	254.9
Total Consolidated Net Sales	$3,297.6	$3,194.3	$2,921.9

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and gummy dietary supplements.

Geographic Information

Approximately 81%, 80% and 79% of the net sales reported in the accompanying consolidated financial statements in 2014, 2013 and 2012, respectively, were to customers in the U.S.  Approximately 96%, 97% and 97% of long-lived assets were located in the U.S. at December 31, 2014, 2013 and 2012, respectively.  Other than the U.S., no one country accounts for more than 6% of consolidated net sales and 5% of total assets.

Customers

A group of three customers accounted for approximately 36%, 35% and 34%  of consolidated net sales in 2014, 2013 and 2012, respectively, of which a single customer (Wal-Mart Stores, Inc. and its affiliates) accounted for approximately 25%, 24% and 24% in 2014, 2013 and 2012, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

18.  Subsequent Events

Share Repurchase

As part of the Company’s evergreen share repurchase program, in early January 2015, the Company purchased 0.5 million shares of Common Stock at a cost of approximately $41.2.  The Company used cash on hand to fund the purchase price.

On January 28, 2015, the Board authorized the 2015 Share Repurchase Program.  The 2015 Share Repurchase Program replaced the Company’s 2014 Share Repurchase Program and the Company continued its evergreen share repurchase program.

As part of the 2015 Share Repurchase Program and the evergreen share repurchase program, in early February 2015, the Company entered into an accelerated share repurchase contract with a commercial bank to purchase $215.0 of Common Stock.  The Company paid $215.0 to the bank and received an initial delivery of approximately 2.6 million shares of Common Stock.  The contract will be settled by mid-May.  However, if the Company is required to deliver value to the commercial bank at the end of the purchase period, the Company, at its option, may elect to settle in shares of Common Stock or cash.

Of the 2015 share repurchases, approximately $88.0 was purchased under the Company’s evergreen share repurchase program.

VI-COR acquisition

On January 2, 2015, the Company acquired the assets of Varied Industries Corporation (“VI-COR Acquisition”), a manufacturer and seller of feed ingredients for cows, beef cattle, poultry and other livestock.  The total purchase price was approximately $75, which is subject to adjustment based on the closing working capital of VI-COR, and a $5.0 payment after one year if certain operating performance is achieved.  The Company financed the acquisition with available cash.  VI-COR’s annual sales are approximately $25.  These brands will be managed within the Specialty Products segment.

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

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2014
Net Sales	$782.0	$808.3	$841.8	$865.5	$3,297.6
Gross Profit	339.4	356.4	367.5	389.6	1,452.9
Income from Operations(1)	162.0	138.2	177.2	163.8	641.2
Net Income	102.6	88.8	115.9	106.6	413.9
Net Income per Share-Basic	$0.74	$0.66	$0.87	$0.80	$3.06
Net Income per Share-Diluted	$0.73	$0.65	$0.85	$0.78	$3.01

2013
Net Sales	$779.3	$787.6	$804.8	$822.6	$3,194.3
Gross Profit	350.1	351.0	365.2	371.7	1,438.0
Income from Operations(2)	169.3	140.5	167.8	144.6	622.2
Net Income	107.7	86.6	107.9	92.2	394.4
Net Income per Share-Basic	$0.78	$0.62	$0.78	$0.66	$2.85
Net Income per Share-Diluted	$0.76	$0.61	$0.76	$0.65	$2.79

(1)	The second quarter of 2014 Income from Operations includes $5.0 of intangible asset impairment charges.
(2)	The fourth quarter of 2013 Income from Operations includes approximately $6.5 of trade name impairment charges.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

a)Evaluation of Disclosure Controls and Procedures

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

b)Management’s Report on Internal Control Over Financial Reporting

The Company’s management’s report on internal control over financial reporting is set forth in Item 8 of this Annual Report and is incorporated by reference herein.  The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is set forth in Item 8 of this Annual Report.

c)Change in Internal Control over Financial Reporting

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

Information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Conduct,” and “Corporate Governance – Board of Directors Meetings and Board Committees – Audit Committee,” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Compensation Discussion and Analysis,” “2014 Summary Compensation Table,” “2014 Grants of Plan Based Awards,” “2014 Outstanding Equity Awards at Fiscal Year-End,” “2014 Option Exercises and Stock Vested,” “2014 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation & Organization Committee Report” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions “Equity Compensation Plan Information as of December 31, 2014” and “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Corporate Governance – Board Independence” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption “Fees to Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  1.  Financial Statements and Schedule

The following Consolidated Financial Statements are included in Item 8 of this Form 10-K:

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

(4.4)

Indenture, dated as of December 9, 2014, between Church & Dwight Co., Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 9, 2014.

(4.5)

First Supplemental Indenture, dated as of December 9, 2014, between Church & Dwight Co., Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2.450% Notes due 2019, incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 9, 2014.

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

	(10.1.2)

Credit Agreement, dated December 19, 2014, among Church & Dwight Co., Inc., the initial lenders named therein, Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, SunTrust Bank and Wells Fargo Bank, National Association, as syndication agents and swing line lenders, Deutsche Bank AG New York Branch, HSBC Bank USA, National Association, Santander Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, LTD, as Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on December 22, 2014.

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

		(101)

The following materials from Church & Dwight Co., Inc.’s annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for each of the three years in the period ended December 31, 2014, (ii) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014, (iv) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2014 and (v) Notes to Consolidated Financial Statements.

___________

•	Indicates documents filed herewith.
*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2015.

CHURCH & DWIGHT CO., INC.

By:	/s/ James R. Craigie
JAMES R. CRAIGIE
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. Rosie Albright	Director	February 20, 2015
T. Rosie Albright

/s/ James R. Craigie	Chairman and Chief Executive Officer	February 20, 2015
James R. Craigie

/s/ Bradley C. Irwin	Director	February 20, 2015
Bradley C. Irwin

/s/ Robert D. LeBlanc	Director	February 20, 2015
Robert D. LeBlanc

/s/ Penry W. Price	Director	February 20, 2015
Penry W. Price

/s/ Ravichandra K. Saligram	Director	February 20, 2015
Ravichandra K. Saligram

/s/ Robert K. Shearer	Director	February 20, 2015
Robert K. Shearer

/s/ Janet S. Vergis	Director	February 20, 2015
Janet S. Vergis

/s/ Arthur B. Winkleblack	Director	February 20, 2015
Arthur B. Winkleblack

/s/ Matthew T. Farrell	Executive Vice President, Chief Operating	February 20, 2015
Matthew T. Farrell	Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven J. Katz	Vice President and Controller	February 20, 2015
Steven J. Katz	(Principal Accounting Officer)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

SCHEDULE II - Valuation and Qualifying Accounts

For each of the three years in the period ended December 31, 2014

(Dollars in millions)

		Additions		Deductions
	Beginning	Charged to		Amounts	Foreign	Ending
	Balance	Expenses	Acquired	Written Off	Exchange	Balance
Allowance for Doubtful Accounts
2014	$ 0.8	$ 1.5	$ 0.0	$ (0.2)	$ (0.2)	$ 1.9
2013	0.8	0.3	0.0	(0.3)	0.0	0.8
2012	1.8	(0.7)	0.0	(0.2)	(0.1)	0.8
Allowance for Cash Discounts
2014	$ 5.1	$ 66.9	$ 0.0	$ (67.0)	$ 0.2	$ 5.2
2013	4.9	65.2	0.0	(65.1)	0.1	5.1
2012	4.0	57.7	0.7	(57.4)	(0.1)	4.9
Sales Returns and Allowances
2014	$ 11.6	$ 58.6	$ 0.0	$ (58.1)	$ (0.2)	$ 11.9
2013	17.5	49.5	0.0	(55.2)	(0.2)	11.6
2012	10.1	51.7	0.7	(44.9)	(0.1)	17.5