Form 10-Q
period 2015-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2015-05-07
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

As of May 5, 2015, there were 130,873,558 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	26

1A.	Risk Factors	26

2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

6.	Exhibits	28

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Net Sales	$812.3	$782.0
Cost of sales	456.8	442.6
Gross Profit	355.5	339.4
Marketing expenses	88.8	87.8
Selling, general and administrative expenses	94.6	89.6
Income from Operations	172.1	162.0
Equity in earnings of affiliates	2.3	1.6
Investment earnings	0.5	0.5
Other income (expense), net	(2.0)	(0.7)
Interest expense	(7.6)	(6.7)
Income before Income Taxes	165.3	156.7
Income taxes	58.1	54.1
Net Income	$107.2	$102.6

Weighted average shares outstanding - Basic	132.0	138.0
Weighted average shares outstanding - Diluted	134.6	140.6
Net income per share - Basic	$0.81	$0.74
Net income per share - Diluted	$0.80	$0.73
Cash dividends per share	$0.335	$0.31

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Net Income	$107.2	$102.6
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(24.3)	(1.6)
Income (loss) from derivative agreements	2.9	0.0
Other comprehensive loss	(21.4)	(1.6)
Comprehensive income	$85.8	$101.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$299.7	$423.0
Accounts receivable, less allowances of $1.0 and $1.9	337.1	322.9
Inventories	256.8	245.9
Deferred income taxes	13.8	14.4
Other current assets	24.6	26.3
Total Current Assets	932.0	1,032.5

Property, Plant and Equipment, Net	617.8	616.2
Equity Investment in Affiliates	24.9	24.8
Trade Names and Other Intangibles, Net	1,299.6	1,272.4
Goodwill	1,354.6	1,325.0
Other Assets	115.8	110.4
Total Assets	$4,344.7	$4,381.3

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$273.4	$146.7
Current portion of long-term debt	249.9	249.9
Accounts payable and accrued expenses	492.4	507.7
Income taxes payable	34.7	1.0
Total Current Liabilities	1,050.4	905.3

Long-term Debt	703.5	698.6
Deferred Income Taxes	491.6	484.1
Deferred and Other Long-term Liabilities	163.1	163.1
Pension, Postretirement and Postemployment Benefits	27.4	28.3
Total Liabilities	2,436.0	2,279.4

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	365.6	364.8
Retained earnings	2,478.4	2,414.9
Accumulated other comprehensive loss	(56.1)	(34.7)
Common stock in treasury, at cost: 15,786,016 shares in 2015 and 13,075,944 shares in 2014	(1,025.6)	(789.5)
Total Stockholders' Equity	1,908.7	2,101.9
Total Liabilities and Stockholders’ Equity	$4,344.7	$4,381.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Cash Flow From Operating Activities
Net Income	$107.2	$102.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14.6	14.7
Amortization expense	11.4	8.1
Deferred income taxes	6.0	5.2
Equity in net earnings of affiliates	(2.3)	(1.6)
Distributions from unconsolidated affiliates	2.7	2.2
Non-cash compensation expense	1.7	2.3
Other	3.5	0.9
Change in assets and liabilities:
Accounts receivable	(22.0)	(13.8)
Inventories	(15.2)	(14.3)
Other current assets	(1.3)	(2.7)
Accounts payable and accrued expenses	(2.5)	(27.7)
Income taxes payable	48.3	37.1
Excess tax benefit on stock options exercised	(8.0)	(6.1)
Other operating assets and liabilities, net	0.1	(4.5)
Net Cash Provided By Operating Activities	144.2	102.4
Cash Flow From Investing Activities
Additions to property, plant and equipment	(21.9)	(6.3)
Acquisition	(74.9)	0.0
Other	(1.1)	(0.3)
Net Cash Used In Investing Activities	(97.9)	(6.6)
Cash Flow From Financing Activities
Short-term debt borrowings (repayments)	127.1	(0.5)
Proceeds from stock options exercised	11.3	7.2
Excess tax benefit on stock options exercised	8.0	6.1
Payment of cash dividends	(43.7)	(42.5)
Purchase of treasury stock	(256.2)	(260.0)
Other	(0.4)	(0.2)
Net Cash Used In Financing Activities	(153.9)	(289.9)
Effect of exchange rate changes on cash and cash equivalents	(15.7)	(2.8)
Net Change In Cash and Cash Equivalents	(123.3)	(196.9)
Cash and Cash Equivalents at Beginning of Period	423.0	496.9
Cash and Cash Equivalents at End of Period	$299.7	$300.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Cash paid during the year for:
Interest (net of amounts capitalized)	$1.4	$1.3
Income taxes	$3.7	$11.7
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$5.3	$4.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2013	146.4	(7.5)	$146.4	$352.9	$2,168.5	$0.2	$(368.1)	$2,299.9	$0.1	$2,300.0
Net income	0.0	0.0	0.0	0.0	102.6	0.0	0.0	102.6	0.0	102.6
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(1.6)	0.0	(1.6)	0.0	(1.6)
Cash dividends	0.0	0.0	0.0	0.0	(42.5)	0.0	0.0	(42.5)	0.0	(42.5)
Stock purchases	0.0	(3.5)	0.0	(26.0)	0.0	0.0	(234.0)	(260.0)	0.0	(260.0)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $5.8	0.0	0.3	0.0	(0.1)	0.0	0.0	15.2	15.1	0.0	15.1
Other stock issuances	0.0	0.0	0.0	0.3	0.0	0.0	(0.5)	(0.2)	0.0	(0.2)
March 31, 2014	146.4	(10.7)	146.4	327.1	2,228.6	(1.4)	(587.4)	2,113.3	0.1	2,113.4

December 31, 2014	146.4	(13.1)	$146.4	$364.8	$2,414.9	$(34.7)	$(789.5)	$2,101.9	$0.0	$2,101.9
Net income	0.0	0.0	0.0	0.0	107.2	0.0	0.0	107.2	0.0	107.2
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(21.4)	0.0	(21.4)	0.0	(21.4)
Cash dividends	0.0	0.0	0.0	0.0	(43.7)	0.0	0.0	(43.7)	0.0	(43.7)
Stock purchases	0.0	(3.1)	0.0	0.0	0.0	0.0	(256.2)	(256.2)	0.0	(256.2)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $8.0	0.0	0.4	0.0	0.8	0.0	0.0	20.1	20.9	0.0	20.9
March 31, 2015	146.4	(15.8)	$146.4	$365.6	$2,478.4	$(56.1)	$(1,025.6)	$1,908.7	$0.0	$1,908.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except per share data)

1.	Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 and the condensed consolidated statements of income, comprehensive income, cash flow and stockholders’ equity for the three months ended March 31, 2015 and March 31, 2014 have been prepared by Church & Dwight Co., Inc. (the “Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2015 and results of operations and cash flow for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”).  The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

The Company incurred research and development expenses in the first quarter of 2015 and 2014 of $13.8 and $13.1, respectively.  These expenses are included in selling, general and administrative expenses.

2.	New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the presentation of certain debt issuance costs in the financial statements.  The new guidance requires debt issuance costs to be presented as a direct deduction from the associated debt liability rather than as an asset.  Amortization of the costs will continue to be reported as interest expense.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and will be applied retrospectively for each prior period presented in the financial statements.  This new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued guidance that clarifies the accounting treatment for cloud computing arrangements.  The new guidance provides that if an arrangement includes a software license, then the software license element should be accounted for consistent with the acquisition of other software licenses.  If the arrangement does not include a software license, the arrangement should be accounted for as a service contract.  This new guidance is effective for interim and annual periods beginning after December 15, 2015, and may be applied retrospectively or prospectively.  This new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

There have been no accounting pronouncements issued but not yet adopted by the Company, which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows, other than those previously disclosed in the Company’s 2014 Annual Report on Form 10-K.

3.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2015	2014
Raw materials and supplies	$72.3	$70.8
Work in process	26.0	25.0
Finished goods	158.5	150.1
Total	$256.8	$245.9

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	March 31,	December 31,
	2015	2014
Land	$25.3	$25.5
Buildings and improvements	299.9	281.7
Machinery and equipment	634.6	599.3
Software	85.9	86.4
Office equipment and other assets	61.0	57.2
Construction in progress	27.0	71.5
Gross Property, Plant and Equipment	1,133.7	1,121.6
Less accumulated depreciation and amortization	515.9	505.4
Net Property, Plant and Equipment	$617.8	$616.2

	Three Months Ended
	March 31,	March 31,
	2015	2014
Depreciation and amortization on PP&E	$14.6	$14.7
Interest charges capitalized (in construction in progress)	$0.3	$0.2

The reduction in construction in progress is due to the completion of the Company’s new vitamin manufacturing facility in York, Pennsylvania.

5.	Earnings Per Share (“EPS”)

Basic EPS is calculated based on income available to holders of the Company’s common stock (“Common Stock”) and the weighted average number of shares outstanding during the reported period.  Diluted EPS includes additional dilution from potential Common Stock issuable pursuant to the exercise of outstanding stock options.

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended
	March 31,	March 31,
	2015	2014
Weighted average common shares outstanding - basic	132.0	138.0
Dilutive effect of stock options	2.6	2.6
Weighted average common shares outstanding - diluted	134.6	140.6
Antidilutive stock options outstanding	0.0	0.7

6.	Stock Based Compensation Plans

The following table provides a summary of option activity during the three months ended March 31, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2014	8.5	$45.50
Granted	0.0	0.00
Exercised	(0.4)	26.88
Cancelled	0.0	0.00
Outstanding at March 31, 2015	8.1	$46.43	6.0	$314.2
Exercisable at March 31, 2015	3.9	$30.46	4.0	$213.0

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards.  The fair value of stock options issued was immaterial in the three months ended March 31, 2015 and March 31, 2014.

	Three Months Ended
	March 31,	March 31,
	2015	2014
Intrinsic Value of Stock Options Exercised	$23.8	$16.3
Stock Compensation Expense Related to Stock Option Awards	$1.7	$2.1

7.	Share Repurchases

On January 29, 2014, the Company authorized an evergreen share repurchase program to reduce or eliminate dilution associated with the issuance of Common Stock under the Company’s incentive plans.  As part of the evergreen share repurchase program, in January 2015, the Company repurchased 0.5 million shares at a cost of $41.2.  On January 28, 2015, the Board authorized a share repurchase program under which the Company may repurchase up to $500.0 shares in Common Stock (the “2015 Share Repurchase Program”). In February 2015, the Company entered into an accelerated share repurchase contract with a commercial bank to repurchase 2.6 million shares of Common Stock at a cost of $215.0, of which approximately $47.0 was purchased under the evergreen share repurchase program and approximately $168.0 was purchased under the 2015 Share Repurchase Program.  Under the terms of the accelerated share repurchase contract, upon final settlement of the contract, the Company would receive additional shares, or, if the Company is required to deliver additional value to the bank, the Company would pay additional shares or cash to the bank based on the average market price of Common Stock over the repurchase period.  On April 24, 2015, the settlement date, the Company issued 83 thousand shares of Common Stock to the commercial bank in a private transaction for approximately $7.0 to settle the accelerated share repurchase contract.

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

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the three months ended March 31, 2015.

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2015 and December 31, 2014:

		March 31, 2015		December 31, 2014
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 2	$162.8	$162.8	$298.0	$298.0
Financial Liabilities:
Short-term borrowings	Level 2	273.4	273.4	146.7	146.7
2.875% Senior notes	Level 2	399.7	400.6	399.7	393.3
3.35% Senior notes	Level 2	249.9	254.1	249.9	255.6
2.45% Senior notes	Level 2	299.9	304.1	299.8	298.6
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	3.9	3.9	(0.9)	(0.9)

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

Hedged Fixed Rated Debt: The interest rate swap agreements the Company entered into in December 2014 convert the fixed interest rate of the 2.45% Senior Notes to a variable rate based on LIBOR.  These agreements are designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted for as fair value hedges.  The fair value of these interest rate swap agreements is determined using broker quotes that the Company seeks to corroborate with observable market data and is reflected in the Consolidated Balance Sheet within Other Assets or Deferred and Other Long-term Liabilities, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

Other: The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of March 31, 2015 and December 31, 2014.

9.	Derivative Instruments and Risk Management

The following tables summarize the fair value of the Company’s derivative instruments and the effect of such derivative instruments on the Company’s Consolidated Statements of Income and on Other Comprehensive Income (“OCI”):

		Notional	Fair Value at
		Amount	March 31,	December 31,
	Balance Sheet Location	March 31, 2015	2015	2014
Derivatives designated as hedging instruments
Asset Derivatives
Foreign exchange contracts	Other current assets	$131.5	$5.6	$2.8
Interest rate swap	Other assets	$300.0	3.9	0.0
Total assets			$9.5	$2.8

Liability Derivatives
Diesel fuel contracts	Accounts payable and accrued expenses	4.4 gallons	$3.9	$4.4
Interest rate swap	Deferred and other long-term liabilities	$300.0	0.0	0.9
Total liabilities			$3.9	$5.3

Derivatives not designated as hedging instruments
Asset Derivatives
Equity derivatives	Other current assets	$31.7	$0.1	$2.8
Foreign exchange contracts	Other current assets	$35.8	0.9	0.0
Total assets			$1.0	$2.8

			Amount of Gain (Loss)
			Recognized in OCI
			from Derivatives
			for the Three Months Ended
	Other Comprehensive Income (Loss)		March 31,	March 31,
	Location		2015	2014
Derivatives designated as hedging instruments
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)		$0.4	$(0.2)
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)		2.5	0.2
Total gain (loss) recognized in OCI			$2.9	$0.0

			Amount of Gain (Loss)
			Recognized in Income
			for the Three Months Ended
			March 31,	March 31,
	Income Statement Location		2015	2014
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses		$2.4	$1.0
Foreign exchange contracts	Other income (expense), net		0.9	0.0
Total gain (loss) recognized in income			$3.3	$1.0

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  The fair values of the derivative instruments disclosed above were measured based on Level 2 inputs (observable market-based inputs or unobservable inputs that are corroborated by market data).

10.	Acquisition

On January 2, 2015, the Company acquired the assets of Varied Industries Corporation (“VI-COR Acquisition”), a manufacturer and seller of feed ingredients for cows, beef cattle, poultry and other livestock for cash consideration of $74.9, and a $5.0 payment to be made after one year if certain operating performance is achieved.  The Company financed the acquisition with available cash.  These brands are managed within the Specialty Products Division (“SPD”) segment.

The preliminary fair values of the net assets acquired are set forth as follows:

2015
Acquisition Date
Preliminary
VI-COR Acquisition	Fair Value
Inventory and other working capital	$0.8
Property, plant and equipment and other long-term assets	7.6
Trade Names and other intangibles	41.5
Goodwill	29.6
Purchase Price	$79.5
Fair value of contingent payment due in one year	(4.6)
Cash purchase price as of March 31, 2015	$74.9

The life of the amortizable intangible assets recognized from the VI-COR Acquisition ranges from 5 - 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact is not material to the Company’s consolidated financial results.

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	March 31, 2015				December 31, 2014
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$260.0	$(86.1)	$173.9	3-20	$255.3	$(85.2)	$170.1
Customer Relationships	371.8	(125.4)	246.4	15-20	347.3	(119.9)	227.4
Patents/Formulas	57.5	(39.9)	17.6	4-20	48.6	(38.3)	10.3
Non Compete Agreement	1.8	(1.4)	0.4	5-10	1.4	(1.4)	0.0
Total	$691.1	$(252.8)	$438.3		$652.6	$(244.8)	$407.8

Indefinite lived intangible assets - Carrying value

	March 31,	December 31,
	2015	2014
Trade Names	$861.3	$864.6

Intangible amortization expense amounted to $10.7 and $7.6 for the first three months of 2015 and 2014, respectively.  The Company estimates that intangible amortization expense will be approximately $40.0 in 2015 and approximately $38.0 in each of the next five years.

The carrying amount of goodwill as of March 31, 2015 and December 31, 2014, respectively, is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2014	$1,242.2	$62.6	$20.2	$1,325.0
VI-COR Acquisition	0.0	0.0	29.6	29.6
Balance at March 31, 2015	$1,242.2	$62.6	$49.8	$1,354.6

The 2015 increase in goodwill and amortizable assets is due to the VI-COR Acquisition, which is deductible for U.S. tax purposes.

12.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2015	2014
Trade accounts payable	$291.6	$284.1
Accrued marketing and promotion costs	113.0	114.8
Accrued wages and related benefit costs	27.3	54.0
Other accrued current liabilities	60.5	54.8
Total	$492.4	$507.7

13.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	March 31,	December 31,
	2015	2014
Short-term borrowings
Commercial paper issuances	$271.5	$143.3
Various debt due to international banks	1.9	3.4
Total short-term borrowings	$273.4	$146.7

Long-term debt
2.875% Senior notes due October 1, 2022	$400.0	$400.0
Less: Discount	(0.3)	(0.3)
3.35% Senior notes due December 15, 2015	250.0	250.0
Less: Discount	(0.1)	(0.1)
2.45% Senior notes due December 15, 2019	300.0	300.0
Less: Discount	(0.1)	(0.2)
Fair value adjustment related to hedged fixed rate debt instrument	3.9	(0.9)
Total long-term debt	953.4	948.5
Less: current maturities	(249.9)	(249.9)
Net long-term debt	$703.5	$698.6

14.	Accumulated Other Comprehensive Income

The components of changes in accumulated other comprehensive income for the three months ended March 31, 2015 and March 31, 2014 are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2013	$12.7	$(13.0)	$0.5	$0.2
Other comprehensive income (loss) before reclassifications	(1.6)	0.0	(0.3)	(1.9)
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	0.3	0.3
Other comprehensive income (loss)	(1.6)	0.0	0.0	(1.6)
Balance at March 31, 2014	$11.1	$(13.0)	$0.5	$(1.4)

Balance at December 31, 2014	$(16.4)	$(17.7)	$(0.6)	$(34.7)
Other comprehensive income (loss) before reclassifications	(24.3)	0.0	5.8	(18.5)
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	(1.7)	(1.7)
Tax benefit (expense)	0.0	0.0	(1.2)	(1.2)
Other comprehensive income (loss)	(24.3)	0.0	2.9	(21.4)
Balance at March 31, 2015	$(40.7)	$(17.7)	$2.3	$(56.1)

(a)	Amounts classified to cost of sales and selling, general and administrative expenses.

15.	Benefit Plans

The following tables provide information regarding the net periodic benefit costs for the Company’s international pension plans and domestic and international nonpension postretirement plans:

	Pension Costs		Postretirement Costs
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost:
Service cost	$0.1	$0.2	$0.0	$0.1
Interest cost	0.8	1.1	(1.0)	0.2
Expected return on plan assets	(1.4)	(1.5)	0.0	0.0
Amortization of prior service cost	0.1	0.1	0.9	(0.4)
Net periodic benefit cost (income)	$(0.4)	$(0.1)	$(0.1)	$(0.1)

The Company made cash contributions of approximately $0.6 to its pension plans during the first three months of 2015.  The Company estimates it will be required to make additional cash contributions to its pension plans of approximately $1.8 in the remainder of 2015 to offset 2015 benefit payments and administrative costs in excess of investment returns.

On December 31, 2014, the Company terminated an international defined benefit pension plan under which approximately 270 participants, including approximately 90 active employees have accrued benefits.  The Company anticipates completing the termination of this plan in the second quarter of 2015, once regulatory approvals are obtained.  The Company anticipates a cash requirement of $1.0 to $3.0 to provide for final accrued benefits and estimates a one-time expense of approximately $8.0 to $11.0 ($6.0 to $8.0 after tax) in 2015 when the plan settlement is completed.  This expense is primarily attributable to pension settlement accounting rules which require accelerated recognition of actuarial losses that were to be amortized over the expected benefit lives of participants.  The final cash requirement and estimated expense is subject to change based on valuations at the actual date of settlement.

16.	Commitments, Contingencies and Guarantees

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

b. As of March 31, 2015, the Company had commitments through 2019 of approximately $286.5.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of March 31, 2015, the Company had the following guarantees: (i) $4.6 in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, (ii) an insolvency protection guarantee of approximately $17.3 to one of its United Kingdom pension plans effective January 1, 2011, and (iii) $2.7 worth of assets subject to guarantees for its Brazil operations for value added tax assessments and labor related cases currently under appeal.

d. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3.  In addition to this initial payment, the Company is required to make advance royalty payments of up to $5.5 upon the launch of a product utilizing the licensed technology, of which $4.3 had been made as of March 31, 2015.  The Company is required to make an additional $7.0 license payment upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration for products incorporating the acquired technology.

e. In connection with the VI-COR Acquisition, the Company will be required to make an additional $5.0 payment in 2016 if a certain operating performance objective is achieved in 2015.  As part of the preliminary purchase price allocation, the Company recorded a $4.6 liability.  The Company will monitor performance and adjust the liability accordingly.

Environmental matter

f. In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”).  The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s.  Located on the site were two closed landfills, two active landfills and a pond for the management of process waste streams.  In 2009, QGN was advised by the environmental authority in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek.  After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action (“SI/RA”) report.  The SI/RA report was submitted by QGN to IMA in April 2010.  The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills.  QGN ceased site operations in August 2010.  In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills.  In addition, despite repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million Brazilian Real (approximately U.S. $1.6 at current exchange rates) for the discharge of contaminants above allowable limits.  The description of the fine included a reference to aggravating factors that may indicate that local “management’s intent” was considered in determining the severity of the fine, which could result in criminal liability for members of local management.  In January 2011, QGN filed with IMA an administrative defense to the fine, suspending any enforcement activities pending its defense.  IMA has not yet formally responded to QGN’s administrative defense.

With respect to the Remediation Notification, QGN engaged in discussions with IMA during which QGN asserted that a number of the remediation measures, including the removal of the landfills, and the timeframes for implementation were not appropriate and requested that the Remediation Notification be withdrawn.  In response, in February 2011, IMA issued a revised Remediation Notification (the “Revised Remediation Notification”) providing for further site analysis by QGN, including further study of the integrity of the landfills.  The Revised Remediation Notification did not include a requirement to remove the landfills; however, it did not foreclose the possibility of such a requirement.  QGN has responded to the Revised Remediation Notification providing further information regarding the remediation measures, and is in discussions with the Institute of Environment and Waste Management (“INEMA”), successor to IMA, to seek agreement on an appropriate remediation plan.  In mid-2011, QGN, consistent with the Revised Remediation Notice, began an additional site investigation and capped the two active landfills.  In 2012, QGN drained the waste pond.  During the third quarter of 2013, INEMA approved the first step in QGN’s proposed remediation plans, the installation of a trench drain to capture and treat groundwater at the site.  Construction of the trench drain began during the first quarter of 2014 and was completed in the first quarter of 2015.  In June 2014, QGN formally submitted to INEMA a technical report, including a remediation plan for the site and a proposed agreement regarding the fine and QGN’s ongoing obligations at the site.  In July 2014, an initial meeting was held with INEMA to review and discuss the report and the proposed agreement.  Following the initial meeting, QGN provided additional information requested by INEMA and continues to engage in discussions with INEMA regarding the proposed agreement.

As a result of the foregoing events, the Company accrued approximately $3.0 in 2009 and $4.8 in 2010 for remediation, fines and related costs.  Since 2009, the costs of remediation activities and foreign exchange rate changes have reduced the accrual by approximately $5.4 to a current amount of $2.4.  As a result of INEMA’s approval of the first step in QGN’s remediation plans, the Company does not believe that QGN will be required to remove the landfills.  However, it remains reasonably possible that INEMA will require such removal, and the Company could be unsuccessful in appealing such decision.  The Company estimates the cost of such landfill removal to be in the range of $30.0 to $50.0.

Legal and tax proceedings

g. The Company has recorded liabilities for uncertain income tax positions that, although supportable, may be challenged by tax authorities.  The Company’s liabilities for uncertain income tax positions are $4.0 as of March 31, 2015.  The Company does not expect a material change in the liabilities for uncertain income tax positions within the next twelve months.

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

The following summarizes the balances and transactions between the Company and each of (i) Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in which the Company holds a 50% ownership interest, and (ii) Natronx, in which the Company holds a one-third ownership interest:

	Armand		ArmaKleen		Natronx
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014	2015	2014
Purchases by Company	$5.3	$4.5	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.3	$0.3	$0.5	$0.4
Outstanding Accounts Receivable	$0.5	$0.5	$0.2	$0.9	$0.1	$0.3
Outstanding Accounts Payable	$1.7	$1.9	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.6	$0.6	$0.5	$0.5	$0.2	$0.2

(1) Billed by Company and recorded as a reduction of selling, general and administrative expenses.

18.	Segments

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

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of March 31, 2015, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the three months ended March 31, 2015 and March 31, 2014 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes for the three months ended March 31, 2015 and March 31, 2014 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter 2015	$614.6	$120.4	$77.3	$0.0	$812.3
First Quarter 2014	593.3	123.8	64.9	0.0	782.0
Income before Income Taxes(2)
First Quarter 2015	$129.6	$19.4	$14.0	$2.3	$165.3
First Quarter 2014	126.9	18.2	10.0	1.6	156.7

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.3 and $0.2 for the three months ended March 31, 2015 and March 31, 2014, respectively.

(2)	In determining Income before Income Taxes, interest expense and investment earnings were allocated among segments based upon each segment’s relative operating profit.
(3)	Corporate consists of equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2015	2014
Household Products	$366.5	$352.5
Personal Care Products	248.1	240.8
Total Consumer Domestic	614.6	593.3
Total Consumer International	120.4	123.8
Total SPD	77.3	64.9
Total Consolidated Net Sales	$812.3	$782.0

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Consolidated results

	Three Months		Three Months
	Ended	Change vs.	Ended
	March 31, 2015	Prior Year	March 31, 2014
Net Sales	$812.3	3.9%	$782.0
Gross Profit	$355.5	4.7%	$339.4
Gross Margin	43.8%	+40 basis points	43.4%
Marketing Expenses	$88.8	1.1%	$87.8
Percent of Net Sales	10.9%	-30 basis points	11.2%
Selling, General & Administrative Expenses	$94.6	5.6%	$89.6
Percent of Net Sales	11.7%	+20 basis points	11.5%
Operating Income	$172.1	6.2%	$162.0
Operating Margin	21.2%	+50 basis points	20.7%

Net Sales

Net sales for the quarter ended March 31, 2015 were $812.3, an increase of $30.3 or 3.9% over the first quarter of 2014.  The components of the net sales increase are as follows:

Three Months Ended
March 31,
Net Sales - Consolidated	2015
Product volumes sold	3.2%
Pricing/Product mix	0.4%
Foreign exchange rate fluctuations	(2.2)%
Volume from acquired product lines (1)	2.5%
Net Sales increase	3.9%

(1)

On September 19, 2014, the Company acquired certain brands in the Lil’ Drug Store Brands Acquisition (“LDS Acquisition”) and on January 2, 2015, the Company acquired certain assets of Varied Industries Corporation (“VI-COR Acquisition”).  Net sales of these acquisitions are included in the Company’s results since the date of acquisition.

The volume change primarily reflects increased product sales in all segments.  Favorable price/mix in Consumer Domestic and Specialty Products Division (“SPD”) was partially offset by unfavorable price/mix in Consumer International.

Gross Profit / Gross Margin

The Company’s gross profit was $355.5 for the quarter ended March 31, 2015, a $16.1 increase as compared to the same period in 2014.  Gross margin increased 40 basis points (“bps”) which includes 50 bps associated with the LDS and VI-COR Acquisitions, the impact of higher volume and price of 20 bps, partially offset by the effect of unfavorable foreign exchange rates of 30 bps.  Higher manufacturing costs, including costs associated with the Company’s new vitamin manufacturing facility, were offset by productivity programs.

Operating Expenses

Marketing expenses for the first quarter of 2015 were $88.8, an increase of $1.0 or 1.1% as compared to the same period in 2014.  Marketing expenses as a percentage of net sales decreased 30 bps to 10.9% in the first quarter of 2015 as compared to 11.2% in the same period in 2014 due to 40 bps from leverage of expenses on higher sales, partially offset by 10 bps from a higher amount of marketing spending.

Selling, general and administrative (“SG&A”) expenses were $94.6 in the first quarter of 2015, an increase of $5.0 as compared to the same period in 2014.  SG&A as a percentage of net sales increased 20 bps to 11.7% in the first quarter of 2015 as compared to 11.5% in the same period in 2014 primarily due to both on-going and one-time costs associated with the LDS Acquisition and VI-COR Acquisition.

Other Income and Expenses

Equity in earnings of affiliates was $2.3 in the first quarter of 2015 as compared to $1.6 in the same period in 2014.  The increase in earnings was due primarily to profit improvement from Armand Products due to lower raw material costs.

Other expense increased $1.3 in the current quarter due to the effect of changes in foreign currency rates.

Interest expense in the first quarter of 2015 increased $0.9 as compared to the same period in 2014 due to the higher debt outstanding to fund the LDS and VI-COR Acquisitions.

Taxation

The effective tax rate in the first quarter of 2015 was 35.1% as compared to 34.5% in the first quarter of 2014.  The increase is primarily due to higher taxes on foreign earnings due to an unfavorable geographic mix.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of March 31, 2015, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the three months ended March 31, 2015 and March 31, 2014 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three months ended March 31, 2015 and March 31, 2014 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter 2015	$614.6	$120.4	$77.3	$0.0	$812.3
First Quarter 2014	593.3	123.8	64.9	0.0	782.0
Income before Income Taxes(2)
First Quarter 2015	$129.6	$19.4	$14.0	$2.3	$165.3
First Quarter 2014	126.9	18.2	10.0	1.6	156.7

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.3 and $0.2 for the three months ended March 31, 2015 and March 31, 2014, respectively.

(2)	In determining Income before Income Taxes, interest expense and investment earnings were allocated among the segments based upon each segment’s relative Income from Operations.
(3)	Corporate segment consists of equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2015	2014
Household Products	$366.5	$352.5
Personal Care Products	248.1	240.8
Total Consumer Domestic	614.6	593.3
Total Consumer International	120.4	123.8
Total SPD	77.3	64.9
Total Consolidated Net Sales	$812.3	$782.0

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2015 were $614.6, an increase of $21.3 or 3.6% as compared to the same period in 2014.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer Domestic	2015
Product volumes sold	1.2%
Pricing/Product mix	0.4%
Volume from acquired product lines (1)	1.8%
Other	0.2%
Net Sales increase	3.6%

(1)	Includes net sales of the brands acquired in the LDS Acquisition since the date of acquisition.

The increase in net sales reflects higher sales for the ARM & HAMMER CLUMP & SEAL cat litter product lines including the new lightweight variant launched in December 2014, ARM & HAMMER liquid laundry detergent and VITAFUSION gummy dietary supplements, partially offset by lower sales of XTRA laundry detergent, TROJAN condoms and OXICLEAN laundry detergent.  OXICLEAN sales in the first quarter of 2014 included initial inventory purchases by our customers.

  Since the 2012 introduction in the U.S. of unit dose laundry detergent by various manufacturers, including the Company, there has been significant product and price competition in the laundry detergent category, contributing to an overall category decline.  During 2013, the category declined by 3.2%.  In 2014, the Procter & Gamble Company, one of the Company’s major competitors and the market leader in laundry detergent, took several competitive actions, including launching a lower-priced line of laundry detergents that competes directly with the Company’s core value laundry detergents.  This, together with expected ongoing weak consumer spending and aggressive price competition by other laundry competitors that somewhat abated as of the end of December 2014, negatively impacted the Company’s laundry detergent business.  In 2014 the category declined 2.9%.  In the first quarter of 2015, the competitive environment changed as Henkel AG & Co. KGaA entered the U.S. market with Persil, its leading premium laundry detergent around the world.  While it is too early to assess what impact this will have on the Company’s laundry detergent business, the introduction of Persil could precipitate greater price competition in the premium laundry category with a potential adverse impact on OXICLEAN laundry detergent.  The Company continues to evaluate and vigorously combat these pressures through, among other things, significant new product introductions and increased marketing spending.  There is no assurance that the category will not decline further and that the Company will be able to offset any such category decline.

Consumer Domestic income before income taxes for the first quarter of 2015 was $129.6, a $2.7 increase as compared to the first quarter of 2014.  The increase is due primarily to the impact of higher sales volumes of $11.6, partially offset by higher SG&A costs of $6.7 and higher commodity and manufacturing costs net of productivity programs of $2.9.

Consumer International

Consumer International net sales were $120.4 in the first quarter of 2015, a decrease of $3.4 or 2.8% as compared to the same period in 2014.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer International	2015
Product volumes sold	10.5%
Pricing/Product mix	(1.0%)
Foreign exchange rate fluctuations / Other	(13.7%)
Volume from acquired product lines (1)	1.4%
Net Sales (decrease )	(2.8%)

(1)	Includes net sales of the brands acquired in the LDS Acquisition since the date of acquisition.

Excluding the impact of unfavorable foreign exchange rates, higher sales occurred primarily in the United Kingdom, France and Mexico, (particularly BATISTE dry shampoo and STERIMAR nasal hygiene products).

Consumer International income before income taxes was $19.4 in the first quarter of 2015, an increase of $1.2 compared to the same period in 2014 due primarily to higher volumes of $7.5 and lower SG&A of $0.6, partially offset by unfavorable foreign exchange rates of $4.6 and higher marketing expenses of $2.6.

Specialty Products (“SPD”)

SPD net sales were $77.3 for the first quarter of 2015, an increase of $12.4 or 19.2% as compared to the same period in 2014.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - SPD	2015
Product volumes sold	7.7%
Pricing/Product mix	3.1%
Foreign exchange rate fluctuations / Other	(2.0%)
Volume from acquired product lines (1)	10.4%
Net Sales increase	19.2%

(1)	Net sales of the VI-COR Acquisition are included in the Company’s results since the date of acquisition.

The net sales increase reflects higher sales volume of animal nutrition products and performance products.  The animal nutrition business’s strong performance is related to the relative good health of the U.S. dairy industry.

SPD income before income taxes was $14.0 in the first quarter of 2015, an increase of $4.0 as compared to the same period in 2014.  The increase in income before income taxes is due primarily to higher sales volume of $5.5, higher selling prices and mix of $1.9, partially offset by higher SG&A expenses of $1.7 and unfavorable foreign exchange rates of $2.5.

Corporate

The administrative costs of the Company’s production, planning and logistics functions are included in the SG&A expenses of each operating segment and as elements of cost of sales in the Company’s Consolidated Statements of Income.  The Corporate segment includes equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.  The Corporate segment income before income taxes was $2.3 in the first quarter of 2015, an increase of $0.7 as compared to the same period in 2014.

Liquidity and capital resources

As of March 31, 2015, the Company had $299.7 in cash and cash equivalents, approximately $329.0 available through the revolving facility under its principal credit agreement (the “Credit Agreement”) and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $500.0, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement.  To preserve its liquidity, the Company invests its cash primarily in prime money market funds and short term bank deposits.

As of March 31, 2015, the amount of cash and cash equivalents included in the Company’s assets, that was held by foreign subsidiaries was approximately $227.9.  From an income tax perspective, the Company has undistributed earnings from foreign subsidiaries of approximately $270.0, at March 31, 2015, for which U.S. deferred taxes have not been provided.  If these funds are needed for operations in the U.S., the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds.  The Company’s intent is to permanently reinvest these funds outside the U.S., and the Company does not currently expect to repatriate them to fund operations in the U.S.  However, the Company continues to monitor external events or circumstances and may change its intention to remit undistributed earnings if it can be achieved in a manner that results in a tax-neutral impact to the Company.  External events or circumstances include movement in interest or currency exchange rates.  Depending on whether the exchange rate between the Euro/USD declined, the Company would re-evaluate its intentions to remit earnings of approximately $150.0, which approximates $95.0 of cash and cash equivalents held by foreign subsidiaries.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity.  (See “Unfavorable economic conditions could adversely affect demand for the Company’s products” under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”).)  The Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenant in the Credit Agreement because the Company currently is, and anticipates that it will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

On January 28, 2015, the Board declared an 8% increase in the regular quarterly dividend from $0.31 to $0.335 per share, equivalent to an annual dividend of $1.34 per share as of February 10, 2015.  The decision raises the annual dividend payout from $168.0 to approximately $177.0.

On January 29, 2014, the Company authorized an evergreen share repurchase program to reduce or eliminate dilution associated with the issuance of Common Stock under the Company’s incentive plans.  As part of the evergreen share repurchase program, in January 2015, the Company repurchased 0.5 million shares at a cost of $41.2.  On January 28, 2015, the Board authorized a share repurchase program under which the Company may repurchase up to $500.0 in shares of Common Stock (the “2015 Share Repurchase Program”).  In February 2015, the Company entered into an accelerated share repurchase contract with a commercial bank to repurchase 2.6 million shares of Common Stock at a cost of $215.0, of which approximately $47.0 was purchased under the evergreen share repurchase program and approximately $168.0 was purchased under the 2015 Share Repurchase Program.  Under the terms of the accelerated share repurchase contract, upon final settlement of the contract, the Company would receive additional shares, or, if the Company is required to deliver additional value to the bank, the Company would pay additional shares or cash to the bank based on the average market price of Common Stock over the repurchase period.  On April 24, 2015, the settlement date, the Company issued 83 thousand shares of Common Stock to the commercial bank in a private transaction for approximately $7.0 to settle the accelerated share repurchase contract.

The Company anticipates that its available cash and cash from operations will be sufficient to meet its capital expenditure program costs, which are expected to be approximately $70.0 in 2015, fund the 2015 Share Repurchase Program and the evergreen share repurchase program to the extent implemented by management, pay dividends at the latest approved rate and fund cash contributions to benefit plans and the liquidation of a pension plan.  Cash, together with the Company’s current borrowing capacity, may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.

Net Debt

The Company had outstanding total debt of $1,226.8 and cash of $299.7, resulting in net debt of $927.1 at March 31, 2015.  This compares to total debt of $1,095.2 and cash of $423.0, resulting in net debt of $672.2 at December 31, 2014.  Net debt is defined as the sum of short-term debt and long-term debt, minus cash and cash equivalents.

Cash Flow Analysis

	Three Months Ended
	March 31,	March 31,
	2015	2014

Net cash provided by operating activities	$144.2	$102.4
Net cash used in investing activities	$(97.9)	$(6.6)
Net cash used in financing activities	$(153.9)	$(289.9)

Net Cash Provided by Operating Activities – The Company’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  The Company’s net cash provided by operating activities in the first three months of 2015 increased by $41.8 to $144.2 as compared to $102.4 in the same period in 2014 due to higher net income and higher non-cash expenses, primarily due to amortization of intangible assets associated with the LDS Acquisition and the VI-COR Acquisition.  The Company's cash conversion cycle, (defined as days in accounts receivable plus days in inventory less days in accounts payable) which is calculated using a 2 quarter average method, improved 9 days from the prior year amount of 38 days to 29 days at the end of the first quarter of 2015 due to improvements in accounts receivable of 2 days, inventories of 3 days and accounts payable of 4 days.  The improvement in the Company's cash conversion cycle reflects the Company's focus on reducing its average working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2015 was $97.9, principally reflecting $21.9 for property, plant and equipment expenditures, in large part due to the Company’s new gummy vitamin manufacturing facility in York, Pennsylvania, and $74.9 for the VI-COR Acquisition.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2015 was $153.9, primarily reflecting $256.2 of repurchases of Common Stock and $43.7 of cash dividends, offset by an increase in short-term debt of $127.1 and $19.3 of proceeds and tax benefits from stock option exercises.  The smaller amount of net cash used in the quarter as compared to last year reflects the current year proceeds from the additional debt borrowed.  The Company anticipates that it will generate sufficient cash from operations during the remainder of 2015 that, combined with a portion of its existing cash balance, will enable the Company to retire the $250.0 bond, which matures on December 15, 2015, and to reduce its outstanding commercial paper balance to an amount that approximates the balance as of December 31, 2014.

Financial Covenant

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA” and defined in the Credit Agreement that was revised in December 2014) is a component of the financial covenant contained in the Credit Agreement.  The financial covenant includes a leverage ratio (total debt to Adjusted EBITDA), which, if not met, could result in an event of default and trigger the early termination of the Credit Agreement.  Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities determined in accordance with accounting principles generally accepted in the U.S.  The Company’s leverage ratio for the twelve months ended March 31, 2015 was 1.65, which is below the maximum of 3.75 permitted under the Credit Agreement.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the presentation of debt issuance costs in the financial statements.  The new guidance requires debt issuance costs to be presented as a direct deduction from the associated debt liability rather than as an asset.  Amortization of the costs will continue to be reported as interest expense.  The new guidance is effective for annual reporting periods beginning after December 15, 2016, and will be applied retrospectively for each prior period presented in the financial statements.  This new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued guidance that clarifies the accounting treatment for cloud computing arrangements.  The new guidance provides that if an arrangement includes a software license, then the software license element should be accounted for consistent with the acquisition of other software licenses.  If the arrangement does not include a software license, the arrangement should be accounted for as a service contract.  This new guidance is effective for interim and annual periods beginning after December 15, 2015, and may be applied retrospectively or prospectively.  This new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

There have been no accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows, other than those previously disclosed in the Company’s 2014 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

Interest Rate Risk

The Company had outstanding total debt at March 31, 2015 of $1,226.8, of which 78% has a fixed weighted average interest rate of 2.87% and the remaining 22% constituted principally commercial paper issued by the Company that currently has a weighted average interest rate of less than 0.6%.  In December 2014, the Company entered into interest rate swap agreements on an aggregate notional amount of $300.0 to convert the fixed interest rate on the Senior Notes due in 2019 to a variable interest rate.

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products.  These carriers currently charge the Company a basic rate per mile for diesel fuel price increases.  During 2014, the Company entered into hedge agreements with financial counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel.  Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to it common carriers.  The agreements are expected to cover approximately 63% of the Company’s 2015 diesel fuel requirements and approximately 16% of the Company’s estimated diesel fuel requirements for 2016.  These diesel fuel hedge agreements qualify for hedge accounting.  Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in U.S. Dollar, Canadian Dollar, British Pound and Euro.  The Company entered into forward exchange contracts to protect itself from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows.  The face value of the unexpired contracts as of March 31, 2015 was $167.3, of which $131.5 qualify as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transactions affect earnings.  The agreements cover almost all of the expected intercompany purchases made by the Company’s Canadian subsidiary for the balance of 2015 and 2016.

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

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (the “Commission”), and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to sales and earnings growth; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of unit dose laundry detergent; the effects of competition; earnings per share; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; cost savings programs; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; the impact of a pension settlement charge; the Company’s share repurchase programs; the impact of acquisitions; capital expenditures; the effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; environmental and regulatory matters; the effect of the credit environment on the Company’s liquidity and capital expenditures; the Company’s fixed rate debt; compliance with covenants under the Company’s Credit Agreement and other debt instruments; the Company’s commercial paper program; sufficiency of cash flows from operations; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; payment of dividends; actual and expected cash contributions to pension plans; investments in the Natronx Technologies, LLC joint venture; and availability and adequacy of raw materials, including trona reserves. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Factors that might cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition, including The Procter & Gamble Company’s participation in the value laundry detergent category and Henkel AG & Co. KGaA’s entrance into the U.S. laundry detergent  market with Persil, its leading premium laundry detergent around the world ; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

Issuer Purchases of Equity Securities

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs.  The following table contains information for shares repurchased during the first quarter of 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs (2)
1/1/2015 to 1/31/2015 (3)	514,242	$ 80.15	514,242	$ 500,000,000
2/1/2015 to 2/28/2015	2,623,231	$ 81.96	2,623,231	$ 331,800,000
Total	3,137,473	$ 81.66	3,137,473

(1) On January 29, 2014, the Company authorized an evergreen share repurchase program to reduce or eliminate dilution associated with the issuance of Common Stock under the Company’s incentive plans.  As part of the evergreen share repurchase program, in January 2015, the Company repurchased shares at a cost of $41.2 million.  On January 28, 2015, the Board authorized a share repurchase program under which the Company may repurchase up to $500.0 million in shares of Common Stock (the “2015 Share Repurchase Program”).  In February 2015, the Company entered into an accelerated share repurchase contract with a commercial bank to repurchase $215.0 million of Common Stock, of which approximately $47.0 million was purchased under the evergreen share repurchase program and approximately $168.0 million was purchased under the 2015 Share Repurchase Program.  Under the terms of the accelerated share repurchase contract, upon final settlement of the contract, the Company would receive additional shares, or, if the Company is required to deliver additional value to the bank, the Company would pay additional shares or cash to the bank based on the average market price of Common Stock over the repurchase period.  On April 24, 2015, the settlement date, the Company issued 83 thousand shares of Common Stock to the commercial bank in a private transaction for approximately $7.0 million to settle the accelerated share repurchase contract.

(2)    The evergreen share repurchase program has no specified cap and therefore is not reflected in this column.

(3)   Average price paid per share in the period includes commission.

ITEM 6.	EXHIBITS

	(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company, amended and restated as of February 1, 2012, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on February 7, 2012.

•	(4.1)

First Amendment to the First Supplemental Indenture, dated as of March 13, 2015, between Church & Dwight Co., Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2.450% Notes due 2019.

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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014, (iii) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2015 and March 31, 2014 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 7, 2015	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
Executive Vice President, Chief Operating Officer
and Chief Financial Officer
(Principal Financial Officer)

DATE:	May 7, 2015	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

	(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

	(3.2)	By-laws of the Company, amended and restated as of February 1, 2012, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on February 7, 2012.

•	(4.1)

First Amendment to the First Supplemental Indenture, dated as of March 13, 2015, between Church & Dwight Co., Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2.450% Notes due 2019.

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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014, (iii) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2015 and March 31, 2014 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.