Form 10-Q
period 2015-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2015-11-02
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

As of October 29, 2015, there were 131,122,903 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	30

1A.	Risk Factors	30

2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

6.	Exhibits	32

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Net Sales	$861.8	$841.8	$2,521.2	$2,432.1
Cost of sales	476.0	474.3	1,406.8	1,368.8
Gross Profit	385.8	367.5	1,114.4	1,063.3
Marketing expenses	92.8	96.6	297.4	297.8
Selling, general and administrative expenses	102.4	93.7	312.0	288.1
Income from Operations	190.6	177.2	505.0	477.4
Equity in earnings (losses) of affiliates	3.1	3.4	(8.4)	7.9
Investment earnings	0.2	0.6	1.2	1.7
Other income (expense), net	(0.8)	(1.1)	(4.4)	(1.6)
Interest expense	(7.4)	(6.9)	(22.9)	(20.5)
Income before Income Taxes	185.7	173.2	470.5	464.9
Income taxes	65.3	57.3	169.2	157.6
Net Income	$120.4	$115.9	$301.3	$307.3

Weighted average shares outstanding - Basic	131.1	133.7	131.3	135.5
Weighted average shares outstanding - Diluted	133.6	136.0	133.8	137.9
Net income per share - Basic	$0.92	$0.87	$2.29	$2.27
Net income per share - Diluted	$0.90	$0.85	$2.25	$2.23
Cash dividends per share	$0.335	$0.31	$1.01	$0.93

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Net Income	$120.4	$115.9	$301.3	$307.3
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(13.1)	(19.3)	(17.8)	(14.8)
Defined benefit plan adjustments	0.0	0.0	3.9	0.7
Income (loss) from derivative agreements	2.3	0.9	3.7	0.0
Other comprehensive income	(10.8)	(18.4)	(10.2)	(14.1)
Comprehensive income	$109.6	$97.5	$291.1	$293.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	September 30,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$210.6	$423.0
Accounts receivable, less allowances of $0.9 and $1.9	330.7	322.9
Inventories	274.3	245.9
Deferred income taxes	14.3	14.4
Other current assets	21.8	26.3
Total Current Assets	851.7	1,032.5

Property, Plant and Equipment, Net	610.0	616.2
Equity Investment in Affiliates	7.9	24.8
Trade Names and Other Intangibles, Net	1,279.5	1,272.4
Goodwill	1,354.3	1,325.0
Other Assets	114.4	110.4
Total Assets	$4,217.8	$4,381.3

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$25.0	$146.7
Current portion of long-term debt	250.0	249.9
Accounts payable and accrued expenses	486.3	507.7
Income taxes payable	21.7	1.0
Total Current Liabilities	783.0	905.3

Long-term Debt	706.0	698.6
Deferred Income Taxes	495.1	484.1
Deferred and Other Long-term Liabilities	157.0	163.1
Pension, Postretirement and Postemployment Benefits	27.1	28.3
Total Liabilities	2,168.2	2,279.4

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	374.1	364.8
Retained earnings	2,584.8	2,414.9
Accumulated other comprehensive loss	(44.9)	(34.7)
Common stock in treasury, at cost: 15,434,991 shares in 2015 and 13,075,944 shares in 2014	(1,010.8)	(789.5)
Total Stockholders' Equity	2,049.6	2,101.9
Total Liabilities and Stockholders’ Equity	$4,217.8	$4,381.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash Flow From Operating Activities
Net Income	$301.3	$307.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	44.1	43.3
Amortization expense	32.2	24.4
Deferred income taxes	20.4	10.5
Equity in net earnings of affiliates	(9.0)	(7.9)
Distributions from unconsolidated affiliates	9.8	8.4
Non-cash pension settlement charge	8.4	0.0
Non-cash compensation expense	14.2	15.0
Asset impairment charge and other asset write-offs	17.9	5.6
Other	5.1	1.1
Change in assets and liabilities:
Accounts receivable	(20.1)	5.0
Inventories	(36.5)	(10.0)
Other current assets	2.7	2.1
Accounts payable and accrued expenses	(3.1)	(2.6)
Income taxes payable	41.7	26.4
Excess tax benefit on stock options exercised	(13.6)	(14.6)
Other operating assets and liabilities, net	(6.7)	(5.3)
Net Cash Provided By Operating Activities	408.8	408.7
Cash Flow From Investing Activities
Additions to property, plant and equipment	(44.7)	(36.2)
Acquisitions	(74.9)	(216.1)
Other	(3.0)	(1.3)
Net Cash Used In Investing Activities	(122.6)	(253.6)
Cash Flow From Financing Activities
Short-term debt borrowings (repayments)	(121.7)	250.4
Proceeds from stock options exercised	23.3	24.5
Excess tax benefit on stock options exercised	13.6	14.6
Payment of cash dividends	(131.4)	(126.0)
Purchase of treasury stock	(263.1)	(435.0)
Other	(1.0)	(0.1)
Net Cash Used In Financing Activities	(480.3)	(271.6)
Effect of exchange rate changes on cash and cash equivalents	(18.3)	(10.2)
Net Change In Cash and Cash Equivalents	(212.4)	(126.7)
Cash and Cash Equivalents at Beginning of Period	423.0	496.9
Cash and Cash Equivalents at End of Period	$210.6	$370.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash paid during the year for:
Interest (net of amounts capitalized)	$15.8	$14.2
Income taxes	$110.7	$122.2
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$5.5	$11.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2013	146.4	(7.5)	$146.4	$352.9	$2,168.5	$0.2	$(368.1)	$2,299.9	$0.1	$2,300.0
Net income	0.0	0.0	0.0	0.0	307.3	0.0	0.0	307.3	0.0	307.3
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(14.1)	0.0	(14.1)	0.0	(14.1)
Cash dividends	0.0	0.0	0.0	0.0	(126.0)	0.0	0.0	(126.0)	0.0	(126.0)
Stock purchases	0.0	(6.4)	0.0	0.0	0.0	0.0	(435.0)	(435.0)	0.0	(435.0)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $14.9	0.0	1.0	0.0	9.9	0.0	0.0	43.6	53.5	0.0	53.5
Other stock issuances	0.0	0.1	0.0	0.6	0.0	0.0	1.1	1.7	0.0	1.7
September 30, 2014	146.4	(12.8)	$146.4	$363.4	$2,349.8	$(13.9)	$(758.4)	$2,087.3	$0.1	$2,087.4

December 31, 2014	146.4	(13.1)	$146.4	$364.8	$2,414.9	$(34.7)	$(789.5)	$2,101.9	$0.0	$2,101.9
Net income	0.0	0.0	0.0	0.0	301.3	0.0	0.0	301.3	0.0	301.3
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(10.2)	0.0	(10.2)	0.0	(10.2)
Cash dividends	0.0	0.0	0.0	0.0	(131.4)	0.0	0.0	(131.4)	0.0	(131.4)
Stock purchases	0.0	(3.2)	0.0	0.0	0.0	0.0	(263.1)	(263.1)	0.0	(263.1)
Transfer of stock for settlement of share repurchase agreement	0.0	0.1	0.0	(4.1)	0.0	0.0	4.1	0.0	0.0	0.0
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $13.6	0.0	0.8	0.0	13.4	0.0	0.0	37.7	51.1	0.0	51.1
September 30, 2015	146.4	(15.4)	$146.4	$374.1	$2,584.8	$(44.9)	$(1,010.8)	$2,049.6	$0.0	$2,049.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except per share data)

1.	Basis of Presentation

The condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2015 and September 30, 2014, and the condensed consolidated statements of cash flow and stockholders’ equity for the nine months ended September 30, 2015 and September 30, 2014 have been prepared by Church & Dwight Co., Inc. (the “Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2015 and results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”).  The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

The Company incurred research and development expenses in the third quarter of 2015 and 2014 of $16.0 and $14.8, respectively.  The Company incurred research and development expenses in the first nine months of 2015 and 2014 of $48.1 and $42.3, respectively.  These expenses are included in selling, general and administrative expenses.

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

In September 2015, the FASB issued guidance simplifying the accounting for measurement-period adjustments in connection with an acquisition.  The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance is effective prospectively for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact, if any, that the adoption of the guidance will have on its consolidated financial position, results of operations or cash flows.

There have been no accounting pronouncements issued but not yet adopted by the Company, which are currently expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2015	2014
Raw materials and supplies	$81.7	$70.8
Work in process	37.0	25.0
Finished goods	155.6	150.1
Total	$274.3	$245.9

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	September 30,	December 31,
	2015	2014
Land	$25.3	$25.5
Buildings and improvements	301.5	281.7
Machinery and equipment	644.0	599.3
Software	86.7	86.4
Office equipment and other assets	60.6	57.2
Construction in progress	32.8	71.5
Gross Property, Plant and Equipment	1,150.9	1,121.6
Less accumulated depreciation and amortization	540.9	505.4
Net Property, Plant and Equipment	$610.0	$616.2

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Depreciation and amortization on PP&E	$14.5	$13.9	$44.1	$43.3
Interest charges capitalized (in construction in progress)	$0.1	$0.2	$0.5	$0.5

The decrease in construction in progress is due to the completion of the Company’s new vitamin manufacturing facility in York, Pennsylvania.

5.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding - basic	131.1	133.7	131.3	135.5
Dilutive effect of stock options	2.5	2.3	2.5	2.4
Weighted average common shares outstanding - diluted	133.6	136.0	133.8	137.9
Antidilutive stock options outstanding	0.5	1.2	1.1	1.2

6.	Stock Based Compensation Plans

The following table provides a summary of option activity during the nine months ended September 30, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2014	8.5	$45.50
Granted	1.1	83.81
Exercised	(0.8)	30.21
Cancelled	(0.1)	62.55
Outstanding at September 30, 2015	8.7	$51.38	6.0	$282.9
Exercisable at September 30, 2015	4.9	$36.86	4.3	$231.5

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Intrinsic Value of Stock Options Exercised	$9.4	$7.3	$41.7	$44.5
Stock Compensation Expense Related to Stock Option Awards	$1.7	$1.7	$13.1	$13.5
Issued Stock Options	0.0	0.0	1.1	1.1
Weighted Average Fair Value of Stock Options issued (per share)	$13.27	$12.76	$13.73	$12.84
Fair Value of Stock Options Issued	$0.0	$0.1	$14.8	$14.7

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Risk-free interest rate	2.0%	2.0%	2.0%	2.0%
Expected life in years	6.3	6.1	6.3	6.2
Expected volatility	17.1%	20.4%	17.2%	20.4%
Dividend yield	1.6%	1.8%	1.6%	1.8%

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

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the nine months ended September 30, 2015.

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 30, 2015 and December 31, 2014:

		September 30, 2015		December 31, 2014
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 2	$121.6	$121.6	$298.0	$298.0
Financial Liabilities:
Short-term borrowings	Level 2	25.0	25.0	146.7	146.7
2.875% Senior notes	Level 2	399.7	393.9	399.7	393.3
3.35% Senior notes	Level 2	250.0	249.7	249.9	255.6
2.45% Senior notes	Level 2	299.9	302.0	299.8	298.6
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	6.4	6.4	(0.9)	(0.9)

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

Other: The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of September 30, 2015 and December 31, 2014.

9.	Derivative Instruments and Risk Management

The following tables summarize the fair value of the Company’s derivative instruments and the effect of such derivative instruments on the Company’s Consolidated Statements of Income and on Other Comprehensive Income (“OCI”):

		Notional	Fair Value at
		Amount	September 30,	December 31,
	Balance Sheet Location	September 30, 2015	2015	2014
Derivatives designated as hedging instruments
Asset Derivatives
Foreign exchange contracts	Other current assets	$123.6	$6.0	$2.8
Interest rate swap	Other assets	$300.0	6.4	0.0
Total assets			$12.4	$2.8

Liability Derivatives
Diesel fuel contracts	Accounts payable and accrued expenses	3.2 gallons	$2.7	$4.4
Interest rate swap	Deferred and other long-term liabilities	Not applicable	0.0	0.9
Total liabilities			$2.7	$5.3
Derivatives not designated as hedging instruments
Asset Derivatives
Equity derivatives	Other current assets	Not applicable	$0.0	$2.8
Foreign exchange contracts	Other current assets	$42.1	2.3	0.0
Total assets			$2.3	$2.8

Liability Derivatives
Equity derivatives	Other current liabilities	$32.2	$0.4	$0.0
Total liabilities			$0.4	$0.0

			Amount of Gain (Loss)
			Recognized in OCI
			from Derivatives
			for the Three Months Ended
	Other Comprehensive Income (Loss)		September 30,	September 30,
	Location		2015	2014
Derivatives designated as hedging instruments
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)		$(0.2)	$(0.8)
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)		2.5	1.7
Total gain (loss) recognized in OCI			$2.3	$0.9

			Amount of Gain (Loss)
			Recognized in Income
			for the Three Months Ended
			September 30,	September 30,
	Income Statement Location		2015	2014
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses		$1.0	$0.1
Foreign exchange contracts	Other income (expense), net		2.7	0.0
Total gain (loss) recognized in income			$3.7	$0.1

			Amount of Gain (Loss)
			Recognized in OCI
			for the Nine Months Ended
	Other Comprehensive Income (Loss)		September 30,	September 30,
	Location		2015	2014
Derivatives designated as hedging instruments
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)		$1.0	$(1.0)
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)		2.7	1.0
Total gain (loss) recognized in OCI			$3.7	$0.0

		Amount of Gain (Loss)
		Recognized in Income
		for the Nine Months Ended
		September 30,	September 30,
	Income Statement Location	2015	2014
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$1.7	$1.4
Foreign exchange contracts	Other income (expense), net	3.3	0.0
Total gain (loss) recognized in income		$5.0	$1.4

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  The fair values of the derivative instruments disclosed above were measured based on Level 2 inputs (observable market-based inputs or unobservable inputs that are corroborated by market data).

10.	Acquisition

On January 2, 2015, the Company acquired the assets of Varied Industries Corporation (the “VI-COR Acquisition”), a manufacturer and seller of feed ingredients for cows, beef cattle, poultry and other livestock for cash consideration of $74.9, and a $5.0 payment to be made after one year if a certain operating performance is achieved.  The Company financed the acquisition with available cash.  These brands are managed within the Specialty Products Division (“SPD”) segment.

The preliminary fair values of the net assets acquired are set forth as follows:

Acquisition Date
Preliminary
VI-COR Acquisition	Fair Value
Inventory and other working capital	$1.1
Property, plant and equipment and other long-term assets	7.6
Trade Names and other intangibles	41.5
Goodwill	29.3
Purchase Price	79.5
Fair value of contingent payment due in one year	(4.6)
Cash purchase price as of September 30, 2015	$74.9

The life of the amortizable intangible assets recognized from the VI-COR Acquisition ranges from 5 - 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact is not material to the Company’s consolidated financial results.

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	September 30, 2015				December 31, 2014
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$260.0	$(93.0)	$167.0	3-20	$255.3	$(85.2)	$170.1
Customer Relationships	371.8	(136.3)	235.5	15-20	347.3	(119.9)	227.4
Patents/Formulas	57.4	(41.3)	16.1	4-20	48.6	(38.3)	10.3
Non Compete Agreement	1.8	(1.4)	0.4	5-10	1.4	(1.4)	0.0
Total	$691.0	$(272.0)	$419.0		$652.6	$(244.8)	$407.8

Indefinite lived intangible assets - Carrying value

	September 30,	December 31,
	2015	2014
Trade Names	$860.5	$864.6

Intangible amortization expense was $9.7 and $7.5 for the third quarter of 2015 and 2014, respectively.  Intangible amortization expense was $30.1 and $22.7 for the first nine months of 2015 and 2014, respectively.  The Company estimates that intangible amortization expense will be approximately $40.0 in 2015 and approximately $38.0 in each of the next five years.

The carrying amount of goodwill as of September 30, 2015 and December 31, 2014, respectively, is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2014	$1,242.2	$62.6	$20.2	$1,325.0
VI-COR Acquisition	0.0	0.0	29.3	29.3
Balance at September 30, 2015	$1,242.2	$62.6	$49.5	$1,354.3

The 2015 increase in goodwill and amortizable assets is due to the VI-COR Acquisition, which is deductible for U.S. tax purposes.  In connection with its annual goodwill impairment test, performed in the beginning of the second quarter of 2015, the Company determined that the estimated fair value substantially exceeded the carrying values of all reporting units.

12.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2015	2014
Trade accounts payable	$283.2	$284.1
Accrued marketing and promotion costs	87.7	114.8
Accrued wages and related benefit costs	47.0	54.0
Other accrued current liabilities	68.4	54.8
Total	$486.3	$507.7

13.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	September 30,	December 31,
	2015	2014
Short-term borrowings
Commercial paper issuances	$25.0	$143.3
Various debt due to international banks	0.0	3.4
Total short-term borrowings	$25.0	$146.7

Long-term debt
2.875% Senior notes due October 1, 2022	$400.0	$400.0
Less: Discount	(0.3)	(0.3)
3.35% Senior notes due December 15, 2015	250.0	250.0
Less: Discount	0.0	(0.1)
2.45% Senior notes due December 15, 2019	300.0	300.0
Less: Discount	(0.1)	(0.2)
Fair value adjustment related to hedged fixed rate debt instrument	6.4	(0.9)
Total long-term debt	956.0	948.5
Less: current maturities	(250.0)	(249.9)
Net long-term debt	$706.0	$698.6

14.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and September 30, 2014 are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2013	$12.7	$(13.0)	$0.5	$0.2
Other comprehensive income (loss) before reclassifications	(14.8)	1.0	0.4	(13.4)
Amounts reclassified to consolidated statement of income (a) (b)	0.0	0.0	(0.6)	(0.6)
Tax benefit (expense)	0.0	(0.3)	0.2	(0.1)
Other comprehensive income (loss)	(14.8)	0.7	0.0	(14.1)
Balance at September 30, 2014	$(2.1)	$(12.3)	$0.5	$(13.9)

Balance at December 31, 2014	$(16.4)	$(17.7)	$(0.6)	$(34.7)
Other comprehensive income (loss) before reclassifications	(29.4)	0.0	11.6	(17.8)
Amounts reclassified to consolidated statement of income (a) (b)	0.0	5.2	(6.3)	(1.1)
Tax benefit (expense) (c)	11.6	(1.3)	(1.6)	8.7
Other comprehensive income (loss)	(17.8)	3.9	3.7	(10.2)
Balance at September 30, 2015	$(34.2)	$(13.8)	$3.1	$(44.9)

(a)	Amounts classified to cost of sales and selling, general and administrative expenses.
(b)	The Company reclassified gains of $2.7 and $0.2 to the consolidated statements of income during the three months ended September 30, 2015 and 2014, respectively.
(c)	See Note 18 for a discussion of the tax impact of foreign cash repatriation.

15.	Benefit Plans

The following tables provide information regarding the net periodic benefit costs for the Company’s international pension plans and domestic and international nonpension postretirement plans:

	Pension Costs		Pension Costs
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost:
Service cost	$0.1	$0.2	$0.2	$0.6
Interest cost	0.6	1.1	2.2	3.3
Expected return on plan assets	(0.9)	(1.6)	(3.6)	(4.6)
Settlement loss	0.0	0.0	8.9	0.0
Amortization of prior service cost	0.0	0.6	0.2	0.8
Net periodic benefit cost (income)	$(0.2)	$0.3	$7.9	$0.1

	Nonpension		Nonpension
	Postretirement Costs		Postretirement Costs
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost:
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.3	0.3	0.8	0.8
Amortization of prior service cost	0.0	(0.4)	(0.6)	(1.1)
Net periodic benefit cost (income)	$0.4	$0.0	$0.4	$(0.1)

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

  The Company made cash contributions of approximately $2.2 to its pension plans during the first nine months of 2015, of which $0.5 was required to fund the settlement of the international pension plan.  The Company estimates it will be required to make additional cash contributions to its pension plans of approximately $0.6 in the remainder of 2015 to offset 2015 benefit payments and administrative costs in excess of investment returns.

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

b. As of September 30, 2015, the Company had commitments through 2019 of approximately $271.6.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of September 30, 2015, the Company had the following guarantees: (i) $4.2 in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, (ii) an insolvency protection guarantee of approximately $17.7 to one of its United Kingdom pension plans effective January 1, 2011, and (iii) $2.3 worth of assets subject to guarantees for its Brazil operations for value added tax assessments and labor related cases currently under appeal.

d. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3.  In addition to this initial payment, the Company was required to make advance royalty payments of up to $5.5 upon the launch of a product utilizing the licensed technology, of which the entire $5.5 has been paid as of September 30, 2015.  The Company is required to make an additional $7.0 license payment upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration for products incorporating the acquired technology.

e. In connection with the VI-COR Acquisition, the Company will be required to make an additional $5.0 payment in 2016 if a certain operating performance objective is achieved in 2015.  As part of the preliminary purchase price allocation, the Company recorded a $4.6 liability.  The Company will monitor performance and adjust the liability accordingly.

Environmental matter

f. In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”).  The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s.  Located on the site were two closed landfills, two active landfills and a pond for the management of process waste streams.  In 2009, QGN was advised by the environmental authority in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek.  After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action (“SI/RA”) report.  The SI/RA report was submitted by QGN to IMA in April 2010.  The report concluded that the likely sources of the discharge were the failure of the pond and closed landfills.  QGN ceased site operations in August 2010.  In November 2010, IMA responded to QGN’s recommendation for an additional study by issuing a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills.  In addition, despite repeated discussions with IMA at QGN’s request to consider QGN’s proposed remediation alternatives, in December 2010, IMA imposed a fine of five million Brazilian Real (approximately U.S. $1.3 at current exchange rates) for the discharge of contaminants above allowable limits.  The description of the fine included a reference to aggravating factors that may indicate that local “management’s intent” was considered in determining the severity of the fine, which could result in criminal liability for members of local management.  In January 2011, QGN filed with IMA an administrative defense to the fine, suspending any enforcement activities pending its defense.  IMA has not yet formally responded to QGN’s administrative defense.

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

As a result of the foregoing events, the Company accrued approximately $3.0 in 2009 and $4.8 in 2010 for remediation, fines and related costs.  Since 2009, the costs of remediation activities and foreign exchange rate changes have reduced the accrual by approximately $5.9 to a current amount of $1.9.  As a result of INEMA’s approval of the first step in QGN’s remediation plans, the Company does not believe that QGN will be required to remove the landfills.  However, it remains reasonably possible that INEMA will require such removal, and the Company could be unsuccessful in appealing such decision.  The Company estimates the cost of such landfill removal to be in the range of $30.0 to $50.0.

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

h. The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings from time to time, including, without limitation, those relating to, intellectual property, commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance related matters.  Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions may not be reasonably predictable and any related damages may not be estimable.  Certain legal actions, including those described above, could result in an adverse outcome for the Company, and any such adverse outcome could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

17.	Related Party Transactions

The following summarizes the balances and transactions between the Company and each of (i) Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in which the Company holds a 50% ownership interest, and (ii) Natronx, in which the Company holds a one-third ownership interest:

	Armand		ArmaKleen		Natronx
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014	2015	2014
Purchases by Company	$18.9	$20.3	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$1.0	$0.9	$1.5	$1.5
Outstanding Accounts Receivable	$0.6	$0.2	$0.7	$0.6	$0.1	$0.1
Outstanding Accounts Payable	$2.1	$2.8	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.8	$1.7	$1.5	$1.5	$0.6	$0.6

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

During the second quarter of 2015, the Company liquidated its subsidiary in the Netherlands and decided that the earnings of its subsidiary in France would no longer be permanently reinvested outside of the U.S.  As a result, the Company repatriated cash of $93.0.  The funds repatriated were used to reduce outstanding commercial paper.  As a result of liquidating its subsidiary in the Netherlands, the Company recorded a tax benefit of $2.7 in the Consolidated Statement of Income and a deferred tax benefit of $11.6 recorded through Accumulated Other Comprehensive Income in the second quarter of 2015. As of September 30, 2015, there remains $142.2 of cash and cash equivalents outside the U.S.  These funds are not needed for operations in the U.S.  If they were, the

Company would be required to accrue and pay taxes in the U.S. to repatriate these funds.  The Company’s intent is to permanently reinvest these funds outside the U.S., and the Company does not currently expect to repatriate them to fund U.S. operations.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of September 30, 2015, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the three and nine months ended September 30, 2015 and September 30, 2014, respectively, are included in the Corporate segment. See Note 17 for a discussion of the impairment charge which is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes for the three and nine months ended September 30, 2015 and September 30, 2014 respectively, are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Third Quarter 2015	$656.4	$124.7	$80.7	$0.0	$861.8
Third Quarter 2014	627.2	136.2	78.4	0.0	841.8
First Nine Months of 2015	$1,909.3	$376.0	$235.9	$0.0	$2,521.2
First Nine Months of 2014	1,819.4	396.6	216.1	0.0	2,432.1

Income before Income Taxes(2)
Third Quarter 2015	$153.5	$16.3	$12.8	$3.1	$185.7
Third Quarter 2014	141.4	15.0	13.4	3.4	173.2
First Nine Months of 2015	$395.8	$40.2	$42.9	$(8.4)	$470.5
First Nine Months of 2014	376.0	47.5	33.5	7.9	464.9

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $0.9 and $0.3 for the three months ended September 30, 2015 and September 30, 2014, respectively, and were $3.9 and $0.8 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

(2)	In determining Income before Income Taxes, interest expense and investment earnings were allocated among segments based upon each segment’s relative Income from Operations.
(3)	Corporate consists of equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Household Products	$391.2	$379.5	$1,148.6	$1,087.2
Personal Care Products	265.2	247.7	760.7	732.2
Total Consumer Domestic	656.4	627.2	1,909.3	1,819.4
Total Consumer International	124.7	136.2	376.0	396.6
Total SPD	80.7	78.4	235.9	216.1
Total Consolidated Net Sales	$861.8	$841.8	$2,521.2	$2,432.1

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	September 30, 2015	Prior Year	September 30, 2014
Net Sales	$861.8	2.4%	$841.8
Gross Profit	$385.8	5.0%	$367.5
Gross Margin	44.8%	+110 basis points	43.7%
Marketing Expenses	$92.8	-3.9%	$96.6
Percent of Net Sales	10.8%	-70 basis points	11.5%
Selling, General & Administrative Expenses	$102.4	9.3%	$93.7
Percent of Net Sales	11.9%	+80 basis points	11.1%
Income from Operations	$190.6	7.6%	$177.2
Operating Margin	22.1%	+100 basis points	21.1%

	Nine Months Ended	Change vs.	Nine Months Ended
	September 30, 2015	Prior Year	September 30, 2014
Net Sales	$2,521.2	3.7%	$2,432.1
Gross Profit	$1,114.4	4.8%	$1,063.3
Gross Margin	44.2%	+50 basis points	43.7%
Marketing Expenses	$297.4	-0.1%	$297.8
Percent of Net Sales	11.8%	-40 basis points	12.2%
Selling, General & Administrative Expenses	$312.0	8.3%	$288.1
Percent of Net Sales	12.4%	+50 basis points	11.9%
Income from Operations	$505.0	5.8%	$477.4
Operating Margin	20.0%	+40 basis points	19.6%

Net Sales

Net sales for the quarter ended September 30, 2015 were $861.8, an increase of $20.0 or 2.4% over the third quarter of 2014.  Net sales for the nine months ended September 30, 2015 were $2,521.2, an increase of $89.1 or 3.7% over the comparable nine month period of 2014.  The components of the net sales increase are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consolidated	2015	2015
Product volumes sold	2.2%	3.3%
Pricing/Product mix	1.0%	0.6%
Foreign exchange rate fluctuations	(3.1)%	(2.6)%
Volume from acquired product lines (1)	2.3%	2.4%
Net Sales increase	2.4%	3.7%

(1)

On September 19, 2014, the Company acquired certain brands in the Lil’ Drug Store Brands Acquisition (the “LDS Acquisition”) and on January 2, 2015, the Company acquired certain assets of Varied Industries Corporation (the “VI-COR Acquisition”).  Net sales of these acquisitions are included in the Company’s results since the date of acquisition.

For the three months ended September 30, 2015, the volume change primarily reflects increased product sales in both the Consumer Domestic and Consumer International segments, with volume declines in Specialty Products (“SPD”). Favorable price/mix was recognized in Consumer Domestic and Consumer International. SPD realized the effect of lower prices. For the nine months ended September 30, 2015, volume increases and favorable price/mix were recognized in all three segments.

Gross Profit / Gross Margin

The Company’s gross profit was $385.8 for the quarter ended September 30, 2015, an $18.3 increase as compared to the same period in 2014. The Company’s gross profit was $1,114.4 for the nine months ended September 30, 2015, a $51.1 increase as compared to the same period in 2014.  Gross margin increased 110 basis points (“bps”) in the third quarter of 2015 compared to the same period in 2014 due to 90 bps associated with higher volume, price and mix, favorable impact associated with the LDS and VI-COR Acquisitions of 40 bps, lower commodity costs of 80 bps, partially offset by higher manufacturing costs (net of productivity programs and including higher than anticipated start-up costs associated with the Company’s new vitamin manufacturing facility) of 60 bps and unfavorable foreign exchange rates of 40 bps. The higher volume, price and mix favorability included higher trade promotion and couponing to continue to support proven consumer trial generating activities for the OXICLEAN megabrand. Gross margin increased 50 bps to 44.2% in the first nine months of 2015 as compared to 43.7% in the same period of 2014.  This is due to the favorable impact associated with the LDS and VI-COR Acquisitions of 50 bps, the impact of higher volume, price and product mix of 40 bps, lower commodity costs of 60 bps, partially offset by higher manufacturing costs (net of productivity programs and including start-up costs associated with the Company’s new vitamin manufacturing facility) of 70 bps and unfavorable foreign exchange rates of 30 bps.

Operating Expenses

Marketing expenses for the third quarter of 2015 were $92.8, a decrease of $3.8 or 3.9% as compared to the same period in 2014.  Marketing expenses as a percentage of net sales decreased 70 bps to 10.8% in the third quarter of 2015 as compared to 11.5% in the same period in 2014 due to 30 bps from leverage of expenses on higher sales and 40 bps from a lower amount of marketing spending largely driven by shifting some marketing funds to trade promotion and couponing to continue to support proven consumer trial generating activities for the OXICLEAN megabrand.  Marketing expenses for the first nine months of 2015 were $297.4, a decrease of $0.4 as compared to the same period in 2014. Marketing expenses as a percentage of net sales were 11.8% in the first nine months of 2015 as compared to 12.2% in the same period in 2014 all due to 40 bps from leverage of expenses on higher sales.

Selling, general and administrative (“SG&A”) expenses were $102.4 in the third quarter of 2015, an increase of $8.7 or 9.3% as compared to the same period in 2014 primarily due to higher compensation costs, higher information technology and research and development costs and both on-going and one-time costs associated with the LDS and VI-COR Acquisitions. SG&A as a percentage of net sales increased 80 bps to 11.9% in the third quarter of 2015 as compared to 11.1% in the same period in 2014. The increase is due to higher costs of 100 bps, partially offset by 20 bps of leverage associated with higher sales.  SG&A for the first nine months of 2015 was $312.0, an increase of $23.9 as compared to the same period in 2014 due primarily to the same factors as those applicable to the third quarter of 2015 and an $8.9 pension settlement charge in the second quarter of 2015.  SG&A as a percentage of net sales was 12.4% in the first nine months of 2015 as compared to 11.9% in the same period in 2014.  The increase is due to the pension plan charge of approximately 40 bps and other cost increases of 50 bps, partially offset by 40 bps of leverage associated with higher sales.

Other Income and Expenses

Equity in earnings of affiliates for the three and nine month periods ended September 30, 2015 decreased by $0.3 and $16.3 respectively, as compared to the same periods in 2014.  The decrease in the nine month earnings was due primarily to a $17.0 impairment charge associated with the Company’s remaining investment in Natronx recorded in the second quarter of 2015. This charge is primarily a result of lower than expected demand for the joint venture’s products as a result of a shift in the electric utility industry from coal-fired to natural gas-supplied power plants, continued delays in the implementation of updated federal regulations, and indirectly, the recent U.S. Supreme Court ruling against the Environmental Protection Agency (“EPA”) where the court stated that the EPA failed to properly consider the costs to implement the regulations.  We believe that the foregoing factors will likely further delay the demand for these products.

Other expense for the three month period ended September 30, 2015 decreased $0.3 and increased $2.8 for the nine month period ended September 30, 2015, as compared to the same periods in 2014 due to the effect of changes in foreign currency rates.

Interest expense for the three and nine month periods ended September 30, 2015 increased $0.5 and $2.4, respectively, as compared to the same period in 2014 due to the higher debt outstanding to fund the LDS and VI-COR Acquisitions.

Income Taxes

The effective tax rate in the three and nine month periods ended September 30, 2015 was 35.2% and 36.0% respectively, compared to 33.1% and 33.9% respectively, in the same periods in 2014.  The tax rate for the nine month period ended September 30, 2015 was negatively impacted by a valuation allowance recorded in connection with an impairment charge relating to the Company’s investment in a joint venture.  The tax rate for the three and nine month periods ended September 30, 2014 was favorably impacted by discrete adjustments related to uncertain income tax positions.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of September 30, 2015, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the three and nine month periods ended September 30, 2015 and September 30, 2014 are included in the Corporate segment. See Note 17 for a discussion of the impairment charge which is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and nine month periods ended September 30, 2015 and September 30, 2014 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Third Quarter 2015	$656.4	$124.7	$80.7	$0.0	$861.8
Third Quarter 2014	627.2	136.2	78.4	0.0	841.8
First Nine Months of 2015	$1,909.3	$376.0	$235.9	$0.0	$2,521.2
First Nine Months of 2014	1,819.4	396.6	216.1	0.0	2,432.1

Income before Income Taxes(2)
Third Quarter 2015	$153.5	$16.3	$12.8	$3.1	$185.7
Third Quarter 2014	141.4	15.0	13.4	3.4	173.2
First Nine Months of 2015	$395.8	$40.2	$42.9	$(8.4)	$470.5
First Nine Months of 2014	376.0	47.5	33.5	7.9	464.9

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $0.9 and $0.3 for the three months ended September 30, 2015 and September 30, 2014, respectively, and were $3.9 and $0.8 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

(2)	In determining Income before Income Taxes, interest expense and investment earnings were allocated among the segments based upon each segment’s relative Income from Operations.
(3)	Corporate segment consists of equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Household Products	$391.2	$379.5	$1,148.6	$1,087.2
Personal Care Products	265.2	247.7	760.7	732.2
Total Consumer Domestic	656.4	627.2	1,909.3	1,819.4
Total Consumer International	124.7	136.2	376.0	396.6
Total SPD	80.7	78.4	235.9	216.1
Total Consolidated Net Sales	$861.8	$841.8	$2,521.2	$2,432.1

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2015 were $656.4, an increase of $29.2 or 4.7% as compared to the same period in 2014.  Consumer Domestic net sales for the nine months ended September 30, 2015 were $1,909.3, an increase of $89.9 or 4.9% as compared to the same period in 2014.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer Domestic	2015	2015
Product volumes sold	1.6%	2.4%
Pricing/Product mix	1.2%	0.6%
Volume from acquired product lines (1)	1.7%	1.7%
Other	0.2%	0.2%
Net Sales increase	4.7%	4.9%

(1)	Includes net sales of the brands acquired in the LDS Acquisition since the date of acquisition.

Other than sales from the LDS Acquisition, the increase in net sales for the three month period ending September 30, 2015, reflects higher sales for the ARM & HAMMER CLUMP & SEAL cat litter product lines including the new lightweight variant launched in December 2014, ARM & HAMMER liquid laundry detergent, gummy dietary supplements and BATISTE dry shampoo. For the nine month period, higher sales of ARM & HAMMER CLUMP & SEAL cat litter, ARM & HAMMER liquid laundry detergent, and BATISTE dry shampoo were offset by lower sales of gummy dietary supplements, TROJAN condoms and XTRA laundry detergent.

Since the 2012 introduction in the U.S. of unit dose laundry detergent by various manufacturers, including the Company, there has been significant product and price competition in the laundry detergent category, contributing to an overall category decline.  In 2014, the Procter & Gamble Company, one of the Company’s major competitors and the market leader in laundry detergent, took several competitive actions, including launching a lower-priced line of laundry detergents that competes directly with the Company’s core value laundry detergents.  In the first quarter of 2015, the competitive environment intensified as Henkel AG & Co. KGaA entered the U.S. market in two retailers with Persil, its leading premium laundry detergent around the world and is now expanding nationally in the U.S. While it is too early to assess what impact this will have on the premium laundry category or the Company’s laundry detergent business, the introduction of Persil could precipitate greater price competition in the category with a potential adverse impact on OXICLEAN laundry detergent.  The Company continues to evaluate and vigorously combat the pressures in the laundry detergent category through, among other things, new product introductions and increased marketing spending.  Despite the category being flat for the last twelve months and recent category growth in both the second and third quarters of 2015, after declines in 2013 and 2014, there is no assurance the category will not decline and that the Company will be able to offset any such category decline.

Additionally, delays in the Company’s second quarter start-up of the new vitamin manufacturing facility have resulted in the need to place certain retailers on allocation, which has led to increased retailer scrutiny of our products.  Production rates are increasing and we continue to take measures to improve and have improved customer service levels and product quality and appearance, including utilizing outside suppliers on a limited basis.  If, however, the Company were to lose a significant customer or if sales of its vitamin products were to materially decrease due to customer service levels or real or perceived product quality or appearance issues, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

Consumer Domestic income before income taxes for the third quarter of 2015 was $153.5, a $12.1 increase as compared to the third quarter of 2014.  The increase is due primarily to the impact of higher sales volumes of $13.2 and favorable price/mix of $7.4, partially offset by higher SG&A costs of $10.2.  Higher manufacturing costs, which includes vitamin manufacturing start-up costs, were offset by productivity programs and lower commodity costs.  For the nine month period ended September 30, 2015, income before income taxes was $395.8, a $19.8 increase as compared to the first nine months of 2014.  The increase is due primarily to the impact of higher sales volumes of $45.8 and favorable price/mix of $6.6, partially offset by higher SG&A costs of $20.8, higher marketing costs of $2.0 and higher manufacturing costs of $8.8 (including the vitamin manufacturing start-up costs offset by productivity programs and lower commodity costs).

Consumer International

Consumer International net sales were $124.7 in the third quarter of 2015, a decrease of $11.5 or 8.4% as compared to the same period in 2014.  Consumer International net sales for the nine months ended September 30, 2015 were $376.0, a decrease of $20.6 or approximately 5.2% as compared to the same period in 2014.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer International	2015	2015
Product volumes sold	6.9%	8.1%
Pricing/Product mix	1.0%	0.9%
Foreign exchange rate fluctuations / Other	(17.5)%	(15.5)%
Volume from acquired product lines (1)	1.2%	1.3%
Net Sales (decrease )	(8.4)%	(5.2)%

(1)	Includes net sales of the brands acquired in the LDS Acquisition since the date of acquisition.

Excluding the impact of unfavorable foreign exchange rates, higher sales in the third quarter of 2015 occurred in substantially all of the countries in which Consumer International operates, but most significantly in Australia, Canada, Europe and Mexico, as well as increased U.S. exports.  Higher sales in the first nine months of 2015 occurred in all countries in which Consumer International operates.

Consumer International income before income taxes was $16.3 in the third quarter of 2015, an increase of $1.3 compared to the same period in 2014 due primarily to higher volumes of $5.2 and favorable price/mix of $1.5, partially offset by unfavorable foreign exchange rates of $4.1 and higher SG&A of $1.1. For the first nine months of 2015, income before income taxes was $40.2, a $7.3 decrease as compared to the same period of 2014, due primarily to an $8.9 pension settlement charge recorded in the second quarter of 2015, the impact of unfavorable exchange rates of $15.0 and higher marketing costs of $4.8, partially offset by higher volumes of $18.2 and favorable price/mix of $2.7.

Specialty Products (“SPD”)

SPD net sales were $80.7 for the third quarter of 2015, an increase of $2.3 or 2.9% as compared to the same period in 2014. SPD net sales for the nine months ended September 30, 2015 were $235.9, an increase of $19.8, or 9.2% as compared to the same period of 2014.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - SPD	2015	2015
Product volumes sold	(1.4)%	1.6%
Pricing/Product mix	(0.8)%	0.8%
Foreign exchange rate fluctuations / Other	(4.3)%	(3.2)%
Volume from acquired product lines (1)	9.4%	10.0%
Net Sales increase	2.9%	9.2%

(1)	Net sales of the VI-COR Acquisition are included in the Company’s results since the date of acquisition.

The net sales increase in the third quarter of 2015 reflects higher sales in the chemicals business and the VI-COR animal nutrition acquisition, partially offset by lower sales in the existing animal nutrition business.  The increase in net sales for the nine months ended September 30, 2015 is due primarily to the same factors as those applicable to the third quarter of 2015.

SPD income before income taxes was $12.8 in the third quarter of 2015, a decrease of $0.6 as compared to the same period in 2014 due primarily to unfavorable foreign exchange rates of $4.1, higher SG&A of $2.9 and unfavorable price/mix of $0.6, partially offset by higher volumes of $4.5 and lower commodity costs of $2.8.  For the first nine months of 2015, income before income taxes was $42.9, an increase of $9.4 as compared to the same period in 2014, due primarily to higher sales volume of $14.7, lower manufacturing costs of $8.7 and favorable price/mix of $1.6, partially offset by unfavorable foreign currency rates of $7.2, higher SG&A of $6.5 and higher marketing expenses of $1.4.

Corporate

The administrative costs of the Company’s production, planning and logistics functions are included in the SG&A expenses of each operating segment and as elements of cost of sales in the Company’s Consolidated Statements of Income.  The Corporate segment includes equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.  The Corporate segment income before income taxes was $3.1 in the third quarter of 2015, a decrease of $0.3 as compared to the same period in 2014. The Corporate segment income before income taxes was a loss of $8.4 for the first nine months of 2015, a decrease of $16.3 as compared to the same period in 2014 due to the $17.0 Natronx impairment charge recorded in the second quarter of 2015.

Liquidity and capital resources

As of September 30, 2015, the Company had $210.6 in cash and cash equivalents, approximately $570.0 available through the revolving facility under its principal credit agreement (the “Credit Agreement”) and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $500.0, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement.  To preserve its liquidity, the Company invests its cash primarily in prime money market funds and short term bank deposits.

During the second quarter of 2015, the Company liquidated its subsidiary in the Netherlands and decided that the earnings of its subsidiary in France would no longer be permanently reinvested outside of the U.S. As a result, the Company repatriated cash of $93.0.  The funds repatriated were used to reduce outstanding commercial paper.  As a result of liquidating its subsidiary in the Netherlands, the Company recorded a tax benefit of $2.7 in the Consolidated Statement of Income and a deferred tax benefit of $11.6 recorded through Accumulated Other Comprehensive Income in the second quarter of 2015.  As of September 30, 2015, there remains $142.2 of cash and cash equivalents outside the U.S. These funds are not needed for operations in the U.S.  If they were, the Company would be required to accrue and pay taxes in the U.S. to repatriate these funds.  The Company’s intent is to permanently reinvest these funds outside the U.S., and the Company does not currently expect to repatriate them to fund U.S. operations.

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

On January 28, 2015, the Board declared an 8% increase in the regular quarterly dividend from $0.31 to $0.335 per share, equivalent to an annual dividend of $1.34 per share as of February 10, 2015.  The decision raised the annual dividend payout from $168.0 to approximately $175.0.  The Company has an objective of distributing 40% of its net income.  In 2015, the Company’s distribution was higher than its target.

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

The Company anticipates that its available cash and cash from operations will be sufficient to meet its capital expenditure program costs, which are expected to be a total of approximately $70.0 in 2015, fund the 2015 Share Repurchase Program and the evergreen share repurchase program to the extent implemented by management, pay dividends at the latest approved rate and fund cash contributions to benefit plans.  Cash, together with the Company’s current borrowing capacity, may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.

The Company also anticipates that it will generate sufficient cash from operations during the remainder of 2015 that combined with a portion of its existing cash balance and its commercial paper program, will enable the Company to fully repay the $250.0 of 3.35% Senior Notes due on December 15, 2015.

Net Debt

The Company had outstanding total debt of $981.0 and cash of $210.6, resulting in net debt of $770.4 at September 30, 2015.  This compares to total debt of $1,095.2 and cash of $423.0, resulting in net debt of $672.2 at December 31, 2014.  Net debt is defined as the sum of short-term debt and long-term debt, minus cash and cash equivalents.

Cash Flow Analysis

	Nine Months Ended
	September 30,	September 30,
	2015	2014

Net cash provided by operating activities	$408.8	$408.7
Net cash used in investing activities	$(122.6)	$(253.6)
Net cash used in financing activities	$(480.3)	$(271.6)

Net Cash Provided by Operating Activities – The Company’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  The Company’s net cash provided by operating activities in the nine months ended September 30, 2015 increased by $0.1 to $408.8 as compared to the same period in 2014 due to higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges) offset by higher working capital.  The increase in working capital is primarily due to higher accounts receivable and inventory in support of higher sales, partially offset by lower tax payments due to timing.  However, the Company measures working capital effectiveness based on its cash conversion cycle. The Company's cash conversion cycle, (defined as days in accounts receivable plus days in inventory less days in accounts payable) which is calculated using a 2 quarter average method, improved 4 days from the prior year amount of 35 days to 31 days at September 30, 2015 due primarily to improved accounts payable of 4 days.  Accounts receivable which improved by 1 day to 35 was offset by a 1 day increase in inventory.  The improvement in the Company's cash conversion cycle reflects the Company's continued focus on reducing its average working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2015 was $122.6, principally reflecting $74.9 for the VI-COR Acquisition and $44.7 for property, plant and equipment expenditures, in large part due to the Company’s new gummy vitamin manufacturing facility in York, Pennsylvania.  Net cash used in investing activities during the first nine months of 2014 was $253.6, principally reflecting the $216.1 paid for the Lil’ Drug Store Brands Acquisition, and $36.2 for property, plant and equipment expenditures.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first nine months of 2015 was $480.3, primarily reflecting $263.1 of repurchases of Common Stock, $131.4 of cash dividend payments, repayment of $118.3 of commercial paper borrowings and $3.4 of short term borrowings at an international subsidiary, offset by $36.9 of proceeds and tax benefits from stock option exercises.  Net cash used in financing activities during the first nine months of 2014 was $271.6, primarily reflecting $435.0 of repurchases of Common Stock, $126.0 of cash dividends offset by an increase in short-term debt of $250.4 to fund the Lil’ Drug Store Brands Acquisition and $39.1 of proceeds and tax benefits from stock option exercises.

Financial Covenant

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA” and defined in the Credit Agreement that was revised in December 2014) is a component of the financial covenant contained in the Credit Agreement.  The financial covenant includes a leverage ratio (total debt to Adjusted EBITDA), which, if not met, could result in an event of default and trigger the early termination of the Credit Agreement.  Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities determined in accordance with accounting principles generally accepted in the U.S.  The Company’s leverage ratio for the twelve months ended September 30, 2015 was 1.32, which is below the maximum of 3.75 permitted under the Credit Agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

Interest Rate Risk

The Company had outstanding total debt at September 30, 2015 of $981.0, of which 97% has a fixed weighted average interest rate of 2.87% and the remaining 3% constituted principally commercial paper issued by the Company that currently has a weighted average interest rate of less than 0.5%.  In December 2014, the Company entered into interest rate swap agreements on an aggregate notional amount of $300.0 to convert the fixed interest rate on the 2.45% Senior Notes due in 2019 to a variable interest rate based on LIBOR.

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products.  These carriers currently charge the Company a basic rate per mile for diesel fuel price increases.  During 2014 and 2015, the Company entered into hedge agreements with financial counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel.  Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to its common carriers.  The agreements are expected to cover approximately 72% of the Company’s remaining 2015 diesel fuel requirements and approximately 32% of the Company’s estimated diesel fuel requirements for 2016.  These diesel fuel hedge agreements qualify for hedge accounting. Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in U.S. Dollar, Canadian Dollar, British Pound and Euro.  The Company entered into forward exchange contracts to protect itself from the risk that, due to changes in currency exchange rates, it would be adversely affected by net cash outflows.  The face value of the unexpired contracts as of September 30, 2015 was $165.7, of which $123.6 qualify as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transactions affect earnings.  The agreements cover almost all of the expected intercompany purchases made by the Company’s Canadian subsidiary for the balance of 2015 and 2016.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to sales and earnings growth; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of unit dose laundry detergent; the effects of competition; gross margin changes including the vitamin manufacturing start-up costs; trade and marketing spending; marketing expense as a percentage of net sales; cost savings programs; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; the impact of a pension settlement charge; the Company’s share repurchase programs; the impact of acquisitions; capital expenditures; the effective tax rate; tax changes; environmental and regulatory matters; the effect of the credit environment on the Company’s liquidity and capital expenditures; the Company’s fixed rate debt; compliance with covenants under the Company’s Credit Agreement and other debt instruments; the Company’s commercial paper program; sufficiency of cash flows from operations; the Company’s cash conversion cycle; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; payment of dividends; actual and expected cash contributions to pension plans; investments in the Natronx Technologies, LLC joint venture; availability and adequacy of raw materials; and the ability to manage and maintain key customer relationships. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Factors that might cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; adverse developments affecting the financial condition of major customers and suppliers; competition, including The Procter & Gamble Company’s participation in the value laundry detergent category and Henkel AG & Co. KGaA’s entrance into the U.S. laundry detergent market with Persil, its leading premium laundry detergent around the world; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; our ability to maintain product quality at a level acceptable to consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Form 10-K, which could materially affect the Company’s business, financial condition or future results. Other than the risk described below, there were no material changes in risk factors for the Company in the period covered by this report.

•	Cost overruns and delays, regulatory requirements, and miscalculations in capacity needs with respect to the Company’s expansion projects could adversely affect its business.

The Company initiates expansion projects from time to time.  For example, in 2014 and the first quarter of 2015, the Company expanded its gummy dietary supplements production capacity at its York, Pennsylvania manufacturing facility to meet expected future product demand. The new gummy dietary supplements started production in the second quarter of 2015.  Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following: shortages of equipment, materials or skilled labor; work stoppages; unscheduled delays in the delivery of ordered materials and equipment; unanticipated cost increases; difficulties in obtaining necessary permits or in meeting permit conditions; difficulties in meeting regulatory requirements or obtaining regulatory approvals; availability of suppliers to certify equipment for existing and enhanced regulations; design and engineering problems; and failure or delay of third party service providers, civil unrest and labor disputes.  Significant cost overruns or delays in completing a project, or the miscalculations of our anticipated capacity needs, could have a material adverse effect on the Company’s return on investment, results of operations and cash flows.  In the second quarter of 2015, delays in the Company’s start-up of the new vitamin manufacturing facility resulted in the need to place certain retailers on allocation, which contributed to increased retailer frustration with and scrutiny of our products.  Although the Company has continued to take measures to improve, and has improved, customer service levels and product quality and appearance, these initiatives may not be successful.  If the Company were to lose a significant customer, or if sales of its vitamin products were to materially decrease due to customer service levels or real or perceived product quality or appearance issues, this could also have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs.  On January 29, 2014, the Company authorized an evergreen share repurchase program to reduce or eliminate dilution associated with the issuance of Common Stock under the Company’s incentive plans. On January 28, 2015, the Board authorized a share repurchase program under which the Company may repurchase up to $500 million in shares of Common Stock (the “2015 Share Repurchase Program”).

The Company did not repurchase any shares of its Common Stock during the third quarter of 2015. The approximate dollar value of shares that may yet be purchased under the 2015 Share Repurchase Program is $325 million.  The Company’s evergreen share repurchase program has no specified repurchase limit.

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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014, (v) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2015 and September 30, 2014 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	November 2, 2015	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
Executive Vice President, Chief Operating Officer
and Chief Financial Officer
(Principal Financial Officer)

DATE:	November 2, 2015	/s/ Steven J. Katz
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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014, (v) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2015 and September 30, 2014 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.