Form 10-K
period 2015-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2016-02-19
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 2015                                                  Commission file number 1-10585

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $10.6 billion.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the common stock (the “Common Stock”) of Church & Dwight Co., Inc. (the “Company”).  The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2015.

As of February 17, 2016, there were 129,725,220 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2016 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10‑K (this “Annual Report”).

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of competitive laundry detergent products, including unit dose laundry detergent; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; actual voluntary and expected cash contributions to pension plans; impairments and other charges including the Natronx Technologies, LLC (“Natronx”) impairment charge, the pension settlement charge and trade name impairment charges; the Company’s investments in joint ventures including the Natronx joint venture; the impact of acquisitions; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; and the availability and adequacy of raw materials, including trona reserves. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition, including The Procter & Gamble Company’s participation in the value laundry detergent category and Henkel AG & Co. KGaA’s entry into the U.S. premium laundry detergent category; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; issues relating to the Company’s information technology and controls; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

TABLE OF CONTENTS

PART I

PART II

PART III

10.	Directors, Executive Officers and Corporate Governance	89
11.	Executive Compensation	89
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
13.	Certain Relationships and Related Transactions, and Director Independence	89
14.	Principal Accounting Fees and Services	89
	PART IV
15.	Exhibits, Financial Statement Schedule	90

PART I

ITEM 1.	BUSINESS

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

The Company focuses its consumer products marketing efforts principally on its ten “power brands.” These well-recognized brand names include ARM & HAMMER, used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent; TROJAN condoms, lubricants and vibrators; OXICLEAN stain removers, cleaning solutions, laundry detergents, dishwashing detergent and bleach alternatives; SPINBRUSH battery-operated and manual toothbrushes; FIRST RESPONSE home pregnancy and ovulation test kits; NAIR depilatories; ORAJEL oral analgesic; XTRA laundry detergent; the combination of the L’IL CRITTERS and VITAFUSION brand names for the Company’s gummy dietary supplement business and BATISTE dry shampoo. The Company considers four of these brands to be “mega brands”: ARM & HAMMER, OXICLEAN, TROJAN and L’IL CRITTERS and VITAFUSION, and is giving greatest focus to the growth of these brands.

The Company’s business is divided into three primary segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”). The Consumer Domestic segment includes the power brands noted previously as well as other household and personal care products such as SCRUB FREE, KABOOM and ORANGE GLO cleaning products, ARRID antiperspirant, CLOSE-UP and AIM toothpastes and SIMPLY SALINE nasal saline moisturizer. The Consumer International segment primarily sells a variety of personal care products, some of which use the same brands as the Company’s domestic product lines, in international markets, including Canada, France, Australia, the United Kingdom, Mexico and Brazil. The SPD segment is the largest United States (“U.S.”) producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications. This segment also sells a range of animal nutrition and specialty cleaning products. In 2015, the Consumer Domestic, Consumer International and SPD segments represented approximately 76%, 15% and 9%, respectively, of the Company’s net sales.

All domestic brand “rankings” contained in this Annual Report are based on dollar share rankings from ACNielsen AOC (All Outlets Combined) for the 52 weeks ended December 19, 2015.  Foreign brand “rankings” are derived from several sources.

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
ARM & HAMMER Deodorants and Antiperspirants
ARM & HAMMER Toothpaste and Oral Rinses (including TRULY RADIANT)
ARRID Antiperspirants
BATISTE Dry Shampoo
CLOSE-UP Toothpaste
FIRST RESPONSE Home Pregnancy and Ovulation Test Kits
L’IL CRITTERS Dietary Supplements
MENTADENT Toothpaste
NAIR Depilatories, Lotions, Creams and Waxes
ORAJEL Oral Analgesics
PEPSODENT Toothpaste
REPHRESH Feminine Hygiene Product
REPLENS Feminine Hygiene Product
SIMPLY SALINE Nasal Saline Moisturizer
SPINBRUSH Battery-operated Toothbrushes
SPINBRUSH Manual Toothbrushes
TOPPIK hair building fibers
TROJAN Condoms, Lubricants and Vibrating Products
VITAFUSION Dietary Supplements

Household Products

In 2015, household products constituted approximately 60% of the Company’s Domestic Consumer sales and approximately 45% of the Company’s total sales.

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

The Company’s laundry detergents constitute its largest consumer business, measured by net sales. The Company markets its ARM & HAMMER brand laundry detergents in powder, liquid and unit dose forms as value products, priced at a discount from products identified by the Company as market leaders. The Company markets its XTRA laundry detergent in liquid, powder and single dose forms at a slightly lower price than ARM & HAMMER brand laundry detergents. The Company also markets XTRA LASTING SCENTSATIONS and XTRA FRESCO SCENTSATIONS, a line of highly fragranced and concentrated liquid laundry detergents, and OXICLEAN laundry detergent and stain fighting additives   OXICLEAN is the number one brand in the U.S. laundry stain fighting additive market. The Company markets ARM & HAMMER PLUS OXICLEAN liquid and powder laundry detergents, combining the benefits of these two powerful laundry detergent products, including, ARM & HAMMER PLUS OXICLEAN Ultra Power liquid detergent, an ultra-concentrated version of ARM & HAMMER PLUS OXICLEAN, and OXICLEAN Power Paks. The Company also markets OXICLEAN laundry detergent, a premium-priced line of liquid, powder and unit dose laundry detergents and OXICLEAN dishwashing detergent. In 2015, the Company introduced ARM & HAMMER PLUS OXICLEAN Odor Blasters liquid laundry detergent, ARM & HAMMER CLEAN SCENTSATIONS a line of laundry scent boosters inspired by U.S. National Parks, OXICLEAN WHITE REVIVE laundry detergent and liquid additive, OXICLEAN versatile stain remover plus Odor Blasters and OXICLEAN washing machine cleaner.  In 2016, the Company has launched ARM & HAMMER BioEnzyme Power liquid and unit dose laundry detergent, OXICLEAN PRESERVE liquid laundry detergent, ARM & HAMMER TROPICAL PARADISE Scent Booster and OXICLEAN MAX FORCE Foam laundry stain remover.

The Company’s laundry products also include fabric softener sheets that prevent static cling and soften and freshen clothes. The Company markets ARM & HAMMER FRESH’N SOFT fabric softeners and offers a liquid fabric softener, NICE’N FLUFFY, at a slightly lower price enabling the Company to compete at several price points.

The Company also markets a line of cat litter products, including ARM & HAMMER CLUMP & SEAL clumping cat litter, ARM & HAMMER CLUMP & SEAL lightweight cat litter, ARM & HAMMER SUPER SCOOP clumping cat litter and ARM & HAMMER ULTRA LAST, a longer lasting clumping cat litter. Other products include ARM & HAMMER Multi-Cat cat litter, designed for households with more than one cat, ARM & HAMMER ESSENTIALS clumping cat litter, a corn-based scoopable litter made for consumers who prefer to use products made with natural ingredients and ARM & HAMMER Double Duty cat litter, which eliminates both urine and feces odors on contact. The Company markets its FELINE PINE cat litter in the natural litter segment, complementing the Company’s ARM & HAMMER branded cat litter business and positioning the Company as a leading supplier of natural cat litter. In 2015, the Company launched ARM & HAMMER CLUMP & SEAL Naturals cat litter.  In 2016, the Company has launched ARM & HAMMER CLUMP & SEAL MICROGUARD, which seals and destroys immediate odors and prevents future bacterial odors.

In addition, the Company markets a line of household cleaning products including CLEAN SHOWER daily shower cleaner and SCRUB FREE bathroom cleaners.  The Company also markets KABOOM bathroom cleaners, ORANGE GLO household cleaning products, OXICLEAN Dishwashing Booster, which removes cloudy film and food particles on glasses and dishes and OXICLEAN automatic dishwasher dishwashing detergent.  In 2016, the Company has launched KABOOM Plus Disinfex bathroom surface cleaner.

Personal Care Products

The Company’s personal care business was founded on the unique strengths of its ARM & HAMMER trademark and baking soda technology. The Company has expanded its personal care business through its acquisition of antiperspirants, oral care products, depilatories, reproductive health products, oral analgesics, nasal saline moisturizers and dietary supplements under a variety of other leading brand names. In 2015, Personal Care Products constituted approximately 40% of the Company’s Consumer Domestic sales and approximately 31% of the Company’s total sales.

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

Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases. The Company’s TROJAN condom brand is the number one condom brand in the U.S., and has been in use for 100 years. The brand includes such products as ECSTASY, TROJAN EXTENDED PLEASURE, HER PLEASURE, BARESKIN, MAGNUM, TROJAN DOUBLE ECSTACY, TROJAN MAGNUM RIBBED and TROJAN Vibrations, a line of vibrating products. The Company also markets a line of lubrication products under the TROJAN brand.  In 2015, the Company introduced TROJAN STUDDED BARESKIN and MAGNUM BARESKIN condoms and TROJAN TONIGHT and TROJAN H2O lubricants.  In 2016, the Company has launched the TROJAN GROOVE condom, TROJAN DIVINE Massager, TROJAN 2-1 Vibrating Ring and TROJAN RIVIERA lubricant.

The Company markets SPINBRUSH battery-operated toothbrushes in the U.S. (including Puerto Rico), the United Kingdom, Canada, France, China and Australia.  In 2015, the SPINBRUSH battery-operated toothbrush was the number one leading brand of battery-operated toothbrushes in the U.S.  The Company also markets SPINBRUSH PROCLEAN toothbrushes, a two-speed version of the product, SPINBRUSH PROCLEAN Recharge, a rechargeable toothbrush offering up to one week of power brushes between charges, SPINBRUSH PROCLEAN Sonic, a value high speed battery-operated toothbrush which competes with much more expensive “sonic” toothbrushes, and ARM & HAMMER TOOTH TUNES battery-operated toothbrushes, with proprietary technology that delivers music while brushing.  In 2015, the Company introduced a line of ARM & HAMMER SPINBRUSH manual toothbrushes with rotating heads as well as ARM & HAMMER TRULY RADIANT oral rinse.  In 2016, the Company has launched TRULY RADIANT Clean & Fresh, a complete line of oral care products that further extends the TRULY RADIANT sub-brand.

The Company markets home pregnancy and ovulation test kits. Its FIRST RESPONSE brand of diagnostic kits is the number one selling brand in the U.S. and includes an enhanced FIRST RESPONSE pregnancy test kit that can tell a woman that she is pregnant up to six days before her expected period, with 99% accuracy from the day of her missed period. In 2015, the Company launched a new stick design for its FIRST RESPONSE pregnancy test kit and an ovulation test and confirmation kit.  In 2016, the Company has introduced FIRST RESPONSE Pregnancy Pro Digital Pregnancy Test & App Access, the first and only Bluetooth enabled pregnancy test that synchronizes with a smart phone and provides access to an application that provides wait time support and a personalized user experience, during the testing period, and throughout a woman’s pregnancy.

The Company’s NAIR hair-removal brand is the number one selling depilatory brand in the U.S., with innovative products that address consumer needs for quick, complete and longer-lasting hair removal.  The Company offers a full line of depilatory products for women and men under the NAIR brand name, including SHOWER POWER, SPRAYS AWAY, and the Moroccan Argan Oil line of depilatories and waxes.  In 2015, the Company introduced three new NAIR Moroccan Argan Oil hair-removal products, building on the success of the lines which were introduced in 2014.  In 2016, the Company has launched NAIR NOURISH SHOWER POWER, Sprays Away depilatories with Japanese Cherry Blossom and 100% Natural Rice Bran Oil and NAIR Wax Ready-strips for Face and Body, with no warming or rubbing required and results that last up to eight weeks.

The Company markets ORAJEL oral analgesics, which includes products for adults as well as babies, including ORAJEL Cooling Cucumber Teething Gel and BABY ORAJEL Tooth and Gum Cleanser.  The ORAJEL teething and toothache line of products is the number one brand in the U.S.  In 2015, the Company introduced ORAJEL alcohol free mouth sore rinse.  In 2016, the Company has launched a regimen of kid’s licensed oral care products under the popular My Little Pony, Paw Patrol and Spiderman licenses.

The Company markets and sells the L’IL CRITTERS children’s gummy dietary supplement line and the VITAFUSION adult gummy dietary supplement line, both number one leading brands in the gummy-form dietary supplement category.  The Company also markets and sells a line of probiotics under the ACCUFLORA brand name, a line of probiotics and gummy supplements under the NUTRITION NOW brand name and private label gummy dietary supplements.  In 2015, the Company introduced VITAFUSION Extra Strength line extensions,FIRST RESPONSE reproductive health dietary supplements and L’IL CRITTERS dietary supplement line of licensed characters (Barbie and Super Mario).  In 2016, the Company has launched L’IL CRITTERS Despicable Me dietary supplement, and the Company will launch a line of nutritional beauty-inspired supplements including VITAFUSION Gorgeous Hair, Skin & Nails, VITAFUSION Beauty Sleep and VITAFUSION Relaxed Mood.

The Company markets the SIMPLY SALINE brand of nasal saline moisturizers in the U.S., complementing the Company’s STERIMAR brand nasal saline solution business in Europe and other parts of the world. The Company also markets BATISTE dry shampoo.

In 2014, the Company acquired the feminine care brands REPHRESH and REPLENS as part of the acquisition of the Lil’ Drug Store products.  In 2016, the Company will continue to update these brands with new claims, packaging and new products.

Consumer International

The Consumer International segment markets a variety of personal care products, household and over-the-counter products in international markets, including Canada, France, Australia, China, the United Kingdom, Mexico and Brazil.  Export sales from the U.S. are included in this segment.

Total Consumer International net sales represented approximately 15% of the Company’s consolidated net sales in 2015.  Net sales of the businesses located in Europe, Canada, Mexico and Australia accounted for 37%, 33%, 11% and 10%, respectively, of the Company’s 2015 international net sales in this segment.  No other country in which the Company operates accounts for more than 10% of its total international net sales and no product line accounts for more than 15% of total international net sales.

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

The Company’s competitors include The Procter & Gamble Company (“P&G”), The Sun Products Corporation, The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestle Purina PetCare Company, Henkel AG & Co. KGaA (“Henkel”), Reckitt Benckiser Group plc, Johnson & Johnson, Ansell Limited, Pfizer Inc., Bayer AG, Alere Inc., NBTY, Inc. and Pharmavite LLC. Many of these companies have greater financial resources than the Company and have the capacity to outspend the Company if they attempt to gain market share.

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

Specialty Products Division

Principal Products

The Company’s SPD segment focuses on sales to businesses and participates in three product areas: Animal Nutrition, Specialty Chemicals and Specialty Cleaners, and accounted for approximately 9% of the Company’s consolidated net sales in 2015.  The following table sets forth the principal products of the Company’s SPD segment.

Type of Product	Key Brand Names
Animal Nutrition	ARM & HAMMER Feed Grade Sodium Bicarbonate
BIO-CHLOR and FERMENTEN Rumen Fermentation Enhancers
DCAD PLUS Feed Grade Potassium Carbonate (1)
MEGALAC Rumen Bypass Fat (2)
ESSENTIOM Omega 3 & Omega 6 Essential Fatty Acids
MEGAMINE-L, Rumen Bypass Lysine
SQ-810 Natural Sodium Sesquicarbonate
CELMANAX Refined Functional Carbohydrate (3)

Specialty Chemicals	ARM & HAMMER Performance Grade Sodium Bicarbonate
ARMAND PRODUCTS COMPANY Potassium Carbonate and Potassium Bicarbonate(4)
Enprove Ground Trona (5)
Enprove Sodium Bicarbonate (5)

Specialty Cleaners	ARMAKLEEN Commercial & Professional Aqueous Cleaners (6)
ARMEX Blast Media (6)
Commercial & Professional Cleaners and Deodorizers

(1)	Manufactured for the Company by Armand.
(2)	MEGALAC is a registered trademark of Volac International Limited.
(3)	Acquired as part of the VI-COR acquisition in January 2015.
(4)	Manufactured and marketed by Armand Products Company (“Armand”), a joint venture in which the Company holds a 50% interest.
(5)

Distributed and marketed by Natronx Technologies, LLC (“Natronx”), a joint venture in which the Company holds a one-third ownership interest.  Enprove is a registered trademark of Tronox Alkali Wyoming Corporation, a subsidiary of Tronox USA Holdings, Inc. (“Tronox”), successor in interest to, FMC Corporation (“FMC”), that has been assigned to Natronx with the right of reversion to Tronox Alkali Wyoming Corporation upon a Natronx dissolution.

(6)	Distributed in North America by The ArmaKleen Company (“ArmaKleen”), a joint venture in which the Company holds a 50% ownership interest.

Animal Nutrition Products

The Company markets a special grade of sodium bicarbonate and sodium sesquicarbonate, to the animal feed market as a feed additive for use by the dairy industry as a buffer, or antacid, for dairy cattle.  The Company also markets DCAD PLUS feed grade potassium carbonate, which is manufactured by Armand as a feed additive into the animal feed market.

The Company markets MEGALAC rumen bypass fat, a nutritional supplement made from natural oils, which enables cows to maintain energy levels during the period of high milk production, resulting in improved milk yields and minimized weight loss.  The MEGALAC product and the trademark are licensed under a long-term license agreement from Volac International Limited, a British Company.

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

The Company and Occidental Chemical Corporation are equal partners in a joint venture, Armand, which manufactures and markets potassium carbonate and potassium bicarbonate for sale in domestic and international markets. The potassium-based products are used in a wide variety of applications, including agricultural products, specialty glass and ceramics, and potassium silicates. Armand also manufactures for the Company a potassium carbonate-based animal feed additive for sale in the dairy industry, described above under “Animal Nutrition Products.”

The Company, Tronox and TATA Chemicals (Soda Ash) Partners are equal partners in Natronx. Tronox acquired a one-third interest in Natronx from FMC in April, 2015.  Natronx engages in the marketing and distribution of sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. The sorbents, primarily sodium bicarbonate and trona, are used by coal-fired utilities to remove harmful pollutants, such as acid gases, in flue-gas treatment processes.

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

COMPETITION FOR SPD

Competition within the specialty chemicals and animal nutrition product lines is intense. The specialty chemicals business operates in a competitive environment influenced by capacity utilization, customers’ leverage and the impact of raw material and energy costs. Product introductions typically involve introductory costs in the year of launch, and the Company usually is not able to determine whether new products and line extensions will be successful until a period of time has elapsed following the introduction of new products or the extension of the product lines. The Company’s key competitors are Solvay Chemicals, Inc., Tronox and Natural Soda, Inc.

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

The Company is party to a partnership agreement with Tata Chemicals (Soda Ash) Partners, which mines and processes trona reserves in Wyoming. Through the partnership and related supply and services agreements, the Company fulfills a substantial amount of its soda ash requirements, enabling the Company to achieve some of the economies of an integrated business capable of producing sodium bicarbonate and related products from the basic raw material. The Company also has an agreement for the supply of soda ash from another company. The partnership agreement and other supply agreements between the Company and Tata Chemicals (Soda Ash) Partners are terminable upon two years notice by either company. The Company believes that sufficient alternative sources of soda ash supply are available.

The Company believes that ample sources of raw materials are available for all of its other major products. Detergent chemicals are used in a variety of the Company’s products and are available from a number of sources. Bottles, paper products and clay are available from multiple suppliers, although the Company chooses to source most of these materials from single sources under long-term supply agreements in order to gain favorable pricing. The Company also uses a palm oil fraction (by-product) in a number of products including, its rumen bypass fats products. Alternative sources of supply are available in case of disruption or termination of the supply agreements.

The cost of raw materials, including surfactants, diesel fuel and oil based raw and packaging materials used primarily in the Company’s consumer businesses, were lower in 2015 relative to 2014, reducing the Company’s core commodity costs.  Increases in the prices of certain raw materials could materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

The Company utilizes the services of third party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

The Company’s trademarks appear in upper case letters throughout this Annual Report. The majority of the Company’s trademarks are registered with either the U.S. Patent and Trademark Office or with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by the Company since 1867, and is a valuable asset and important to the successful operation of the Company’s business. The Company’s products are sold under many other valuable trademarks held by the Company, including TROJAN, NAIR, ORAJEL, FIRST RESPONSE, XTRA, OXICLEAN, SPINBRUSH, BATISTE, SIMPLY SALINE, L’IL CRITTERS and VITAFUSION. The Company’s portfolio of trademarks represents substantial goodwill in the businesses using the trademarks.

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. Although the Company actively seeks and maintains a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2015, 2014, and 2013, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates (“Wal-Mart”), were 24%, 25% and 24% respectively, of the Company’s total consolidated net sales. No other customer accounted for 10% or more of consolidated net sales in the three-year period.  The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

RESEARCH & DEVELOPMENT

The Company conducts research and development activities primarily at its Princeton facility in New Jersey.  The Company devotes significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features and to provide increased convenience and value to its customers.  To increase its innovative capabilities, the Company engages outside contractors for general research and development in activities beyond its core areas of expertise.  The Company spent $64.7 million, $ 59.8 million and $61.8 million on research and development activities in 2015, 2014 and 2013, respectively.

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

In addition, the Company sells products that are subject to regulation under the Federal Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act, both of which are administered by the EPA. The Company also is subject to regulation by the FTC in connection with the content of its labeling, advertising, promotion, trade practices and other matters.

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

Food Products

The Company markets baking soda and animal feed products, such as rumen fermentation enhancers and Dietary Cation-Anion Difference (“DCAD”) balancers that are also subject to FDA and foreign regulation. In 2011, the Food Safety Modernization Act (FSMA) was enacted, changing the ways in which food and animal feed products are regulated. Under the provisions of the FSMA, the emphasis shifted from compliant products to mandatory preventive controls including hazard analysis, risk controls, supplier qualifications and controls and increased record keeping. FSMA grants the FDA the authority to require mandatory recalls for products under certain conditions. The FDA is currently in the process of establishing rules and guidance to implement the provisions of FSMA.  The potential impact of these rules and applicable guidance cannot be determined at this time.

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

ENVIRONMENTAL MATTERS

The Company’s operations are subject to federal, state, local and foreign laws, rules and regulations relating to environmental concerns including air emissions, wastewater discharges, and solid and hazardous waste management activities. The Company endeavors to take actions necessary to comply with such regulations. These steps include periodic as well as health and safety concerns audits of Company facilities. The audits, conducted by independent firms with expertise in environmental health and safety compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state, local and foreign laws, rules and regulations.

See Item 3, “Legal Proceedings” in this Annual Report for information regarding an environmental proceeding relating to the Company’s Brazilian subsidiary.

GEOGRAPHIC AREAS

Approximately 83%, 81% and 80% of the Company’s net sales in 2015, 2014 and 2013, respectively, were to customers in the U.S.  Approximately 96%, 96% and 97% of the Company’s long-lived assets were located in the U.S. at December 31, 2015, 2014 and 2013, respectively.  Other than the U.S., no one country accounts for more than 5% of consolidated net sales or 5% of total assets.

EMPLOYEES

At December 31, 2015, the Company had approximately 4,400 employees.  The Company is party to a labor contract with the International Machinists Union at its Colonial Heights, Virginia plant, which expires May 31, 2018.  Internationally, the Company employs union employees in France, Mexico, Brazil and New Zealand.  The Company believes that its relations with both its union and non-union employees are satisfactory.

CLASSES OF SIMILAR PRODUCTS

The Company’s operations, exclusive of unconsolidated entities, constitute three reportable segments: Consumer Domestic, Consumer International and SPD.  The table set forth below shows the percentage of the Company’s net sales contributed by each group of similar products marketed by the Company during 2015, 2014 and 2013.

	% of Net Sales
	2015	2014	2013
Consumer Domestic
Household Products	45%	45%	45%
Personal Care Products	31%	30%	30%
Consumer International	15%	16%	17%
Specialty Products	9%	9%	8%

PUBLIC INFORMATION

The Company maintains a website at www.churchdwight.com and on the “Investors—Financial Information—SEC Filings” page of reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Commission. Also available on the “Investors—Corporate Governance” page on the Company’s website are the Company’s Corporate Governance Guidelines, charters for the Audit, Compensation & Organization and Governance & Nominating Committees of the Board and the Company’s Code of Conduct. Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 500 Charles Ewing Boulevard, Ewing, New Jersey 08628, attention: Secretary. The information presented on the Company’s website is not a part of this Annual Report and the reference to the Company’s website is intended to be an inactive textual reference only.

ITEM 1A.	RISK FACTORS

The following risks and uncertainties, as well as other factors described elsewhere in this Annual Report or in other filings by the Company with the Commission, could materially adversely affect the Company’s business, results of operations and financial condition:

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

Many of the Company’s competitors are large companies, including P&G, The Sun Products Corporation, The Clorox Company, Colgate-Palmolive Company, Henkel, Reckitt Benckiser Group plc, Johnson & Johnson, Nestle Purina PetCare Company, Ansell Limited, Alere Inc., Pfizer Inc., Bayer AG, S.C. Johnson & Son, Inc., Pharmavite LLC and NBTY, Inc. Many of these companies have greater financial resources than does the Company, and, therefore, have the capacity to outspend the Company on advertising and promotional activities and introduce competing products more quickly and respond more effectively to changing business and economic conditions than can the Company. In addition, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by it. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices, which could lead to reduced profits and adversely affect growth. If the Company loses market share or the markets in which it competes do not grow substantially, its sales growth will decline.

•Since the introduction in the U.S. of unit dose laundry detergent by various manufacturers, including the Company, there has been significant product and price competition in the laundry detergent category.  For example P&G markets a lower-priced line of laundry detergents that competes directly with the Company’s core value laundry detergents and Henkel has entered the U.S. market with Persil, its leading worldwide premium laundry detergent.  While it is too early to assess what impact this will have on the premium laundry category or the Company’s laundry detergent business, the introduction of Persil could precipitate greater price competition in the category and distribution pressure with a potential adverse impact on OXICLEAN laundry detergent.  While the category grew 1.6% in 2015 after experiencing declines in 2013 and 2014, there is no assurance the category will not decline in the future and that the Company will be able to offset any such decline.

•	Loss of any of its principal customers could significantly decrease the Company’s sales and profitability.

A limited number of customers account for a large percentage of the Company’s net sales.  Wal-Mart is the Company’s largest customer, accounting for approximately 24% of net sales in 2015, 25% of net sales in 2014 and 24% of net sales in 2013.  The Company’s top three customers accounted for approximately 35% of net sales in 2015, 36% of net sales in 2014 and 35% of net sales in 2013.  The Company expects that a significant portion of its net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues.  As a result, changes in the strategies of Wal-Mart or any of the Company’s other largest customers, including a reduction in the number of brands they carry or of shelf space they dedicate to private label products, could materially harm the Company’s net sales and profitability.  In addition, if the Company were to lose a significant customer due to customer service levels or real or perceived product quality or appearance issues, this could also have a material adverse effect on the Company’s business, financial condition and results of operations.

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

•	A continued shift in the retail market from food and drug stores to club stores, dollar stores and mass merchandisers, and internet-based retailers could cause the Company’s sales to decline.

The Company’s performance depends upon the general health of the economy and of the retail environment in particular, and could be significantly harmed by changes affecting retailing and the financial difficulties of the Company’s retailer customers. Consumer products, such as those marketed by the Company, are increasingly being sold by club stores, dollar stores, mass merchandisers and internet-based retailers. Sales of the Company’s products remain strongest in the traditional mass merchandiser, food and drug retail stores, and the Company’s products are also being sold in club stores and dollar stores channels. Although the Company has taken steps to improve, and has seen improvement in, sales to club stores, dollar stores and internet-based retailers, if the current trend continues and the Company is not successful in further improving sales to these channels, its financial condition and operating results could suffer.

•	Market category declines and changes to the Company’s product and geographic mix may impact the achievement of the Company’s sales growth targets, planned pricing and financial results.

A significant percentage of the Company’s revenues come from mature markets that are subject to high levels of competition.  During 2015, approximately 83% of the Company’s sales were generated in U.S. markets.  U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to the Company’s most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, dietary supplements, antiperspirants and deodorants. The Company’s ability to achieve unit sales growth in domestic markets will depend on increased use of its products by consumers relative to competitors’ products, its ability to drive growth through product innovation in existing and new product categories, investment in its established brands and enhanced merchandising and its ability to capture market share from its competitors. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that expand its product categories and develop, acquire or successfully launch new products, it may not achieve its sales growth objectives. Even if the Company is successful in increasing sales within its product categories, a continuing or accelerating decline in the overall markets for the Company’s products could have a negative impact on its financial results.

•

Cost overruns and delays, regulatory requirements, and miscalculations in capacity needs with respect to the Company’s expansion projects and manufacturing facilities could adversely affect its business.

The Company initiates expansion projects from time to time. The Company expanded its gummy dietary supplements production capacity at its York, Pennsylvania manufacturing facility to meet expected future product demand. The new gummy dietary supplements line started production in the second quarter of 2015. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following: shortages of equipment, materials or skilled labor; work stoppages; unscheduled delays in the delivery of ordered materials and equipment; unanticipated cost increases; difficulties in obtaining necessary permits or in meeting permit conditions; difficulties in meeting regulatory or quality requirements or obtaining regulatory approvals; availability of suppliers to certify equipment for existing and enhanced regulations; design and engineering problems; and failure or delay of third party service providers, civil unrest and labor disputes. Significant cost overruns or delays in completing a project, or the miscalculations of our anticipated capacity needs could have a material adverse effect on the Company’s return on investment, results of operations and cash flows. In the second quarter of 2015, delays in the Company’s start-up of the new vitamin manufacturing facility resulted in the need to place certain retailers on allocation, which contributed to increased retailer frustration.  By the end of the year, these issues were mainly resolved.  However, if the Company were to experience similar issues in the future and lose a significant customer or customers, or if sales of any of its products were to materially decrease due to customer service levels or real or perceived product quality or appearance issues, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

Additionally, the supply of the Company’s products depends on the uninterrupted efficient operation of its manufacturing facilities and ability to meet customer service levels. Many of the Company’s manufacturing processes are complex and present difficult technical challenges to obtain the manufacturing yields necessary to operate profitably. In addition, the Company’s manufacturing processes may require complex and specialized equipment which can be expensive to repair or replace with required lead times of up to a year.

The manufacturing of certain of the Company’s products is concentrated in one or more of its plants or contract manufacturers, with limited alternate facilities. Any event that negatively impacts manufacturing facilities, manufacturing systems or equipment, or contract manufacturers or suppliers could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. The Company’s revenues from the affected products would decline and it could incur losses until such time as the Company or its contract manufacturers are able to restore production processes or are able to put in place alternative contract manufacturers or suppliers.

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

The Company’s future performance and growth depends on its ability to successfully identify, develop and introduce new products and product line extensions. The Company cannot be certain that it will achieve its innovation goals. The successful development and introduction of new products involves substantial research, development, marketing and promotional expenditures, which the Company may be unable to recover if the new products do not gain widespread market acceptance. New product development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include product development or launch delays, competitor actions, regulatory approval hurdles and the failure of new products and line extensions to achieve anticipated levels of market acceptance. In addition, if sales generated by new products result in a concomitant decline in sales of existing products, the Company’s financial performance could be harmed.

Each year, the Company introduces new products, including launches into new “white space” categories, across the majority of its marketed brands.  Historically, new product acceptance has generally been widespread across the retailer base.  There is no assurance, however, that the Company’s customers and consumers will continue to purchase these new products.  If new products are not successful in generating sales growth, the Company’s financial results could suffer.  From time to time, the Company has discontinued certain products and product lines, which resulted in returns from customers, asset write-offs and shutdown costs. The Company may suffer similar adverse consequences in the future to the extent it discontinues products that do not meet retailer or consumer expectations or no longer satisfy consumer demand.

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

From time to time, the Company is subject to product liability claims. The Company may be required to pay for losses or injuries actually or purportedly caused by its products, including losses or injuries caused by raw materials or other components provided by third party suppliers that are included in the Company’s products. Claims could be based on allegations that, among other things, the Company’s products contain contaminants, are improperly labeled or designed, or provide inadequate instructions regarding their use or inadequate warnings concerning interactions with other substances. Whether or not successful, product liability claims could result in negative publicity that could harm the Company’s sales and operating results and the reputation of its brands. In addition, if one of the Company’s products is found to be defective or non-compliant with applicable rules or regulations, it could be required to withdraw or recall it, which could result in adverse publicity and significant expenses. Although the Company maintains product liability and product recall insurance coverage (that also covers product withdrawals), potential product liability claims and withdrawal and recall costs may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on the Company’s business, operating results and financial condition.

•	Environmental matters create potential liability risks.

The Company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such substances due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations. For example, the Company currently is subject to environmental regulatory proceedings involving its Brazilian subsidiary, which has been fined the equivalent of approximately $1.0 million (at current exchange rates) and will continue remediation, monitoring and reporting to the Brazilian authorities. It is possible that the Company could become subject to other environmental remediation costs and liabilities in the future that could have a material adverse effect on its results of operations or financial condition.

•	From time to time, the Company is involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

The Company, in the ordinary course of its business is, and from time to time may become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings from time to time, including, without limitation, those relating to, commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance related matters.  Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions may not be reasonably predictable and any related damages may not be estimable.  Certain pending or future legal actions, for example, the matter described under “Item 3 Legal Proceedings - Scantibodies Laboratory, Inc.” below, could result in an adverse outcome for the Company, and any such adverse outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

In addition, the Commission has promulgated federally mandated rules regarding disclosure of the use of tin, tantalum, tungsten and gold, known as “conflict minerals”, in products manufactured by public companies. Certain of the Company’s products, including its diagnostic test kits and SPINBRUSH battery-operated toothbrushes, use these minerals sourced through third parties. The new rules require the Company to conduct due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the DRC) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC.  The Company has incurred, and will continue to incur, costs associated with complying with these disclosure requirements, including costs to determine the origin of minerals used in its products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of such minerals used in the Company’s products. Also, the Company may face disqualification as a supplier for customers and reputational challenges, or may need to discontinue supply from its suppliers, if its due diligence procedures do not enable it to verify the origins for the minerals used in its products or determine that the minerals are conflict free.

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

•	the possibility of expropriation, confiscatory taxation or price controls;
•	obstacles to repatriating foreign profits back to the U.S.;
•	political or economic instability, and civil unrest;
•	disruptions in the global transportation network, such as work stoppages, strikes or shutdowns of ports of entry or such other transportation sources, or other labor unrest;
•	compliance with laws and regulations concerning ethical business practices, including without limitation, the U.S. Foreign Corrupt Practices Act and United Kingdom Bribery Act;
•	difficulty in enforcing contractual and intellectual property rights;
•	regulatory requirements for certain products; and
•	difficulties in staffing and managing international operations.
•	changes to the Company’s cash contributions or other charges with respect to its pension plans covering certain of its international employees;

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

•	The Company’s business is exposed to domestic and foreign currency fluctuations that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Approximately 17% of the Company’s net sales were to customers outside the U.S. in 2015.  The Company is exposed to foreign currency exchange rate risk (both transaction and translation) with respect to its sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. Outside of the U.S., sales and costs are denominated in a variety of currencies, including the Canadian Dollar, Euro, Pound, Brazilian Real, Mexican Peso, Chinese Yuan and Australian Dollar. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease operating profits and cash flow.  Changes in currency exchange rates may also affect the relative prices at which the Company purchases materials and services in foreign markets.  Although the Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in the U.S. Dollar, Canadian Dollar, Pound and Euro , foreign currency fluctuations could have a material adverse effect on its business, financial condition and results of operations.

•

The failure of the Company to expand in existing geographic locations or enter new geographic locations could have a material adverse effect on the growth of the Company’s business, sales and results of operations.

The Company’s ability to continue to grow its sales and profits is dependent on expanding in the locations in which it already does business and entering into new geographic locations, both of which would require significant resources and investments which would affect the Company’s risk profile. The failure to successfully enter into or expand its business in such locations could materially affect the growth of the Company’s business, sales and results of operations.

•	The Company may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

The Company seeks to acquire or invest in businesses that offer products, services or technologies that are complementary. The Company has made 10 acquisitions in the past 12 years, including the following brands: SPINBRUSH battery-powered toothbrushes; OXICLEAN, KABOOM and ORANGE GLO cleaning products; ORAJEL oral analgesics; SIMPLY SALINE nasal moisturizers; FELINE PINE natural cat litter; BATISTE dry shampoo; L’IL CRITTERS and VITAFUSION dietary supplements; REPHRESH and REPLENS feminine care products; VI-COR, feed ingredients for dairy cows, beef cattle, poultry and other livestock and, in January 2016, TOPPIK, a leading brand of hair building fibers for people with thinning hair.   The Company acquired nine of its 10 power brands.

The Company may make additional acquisitions or substantial investments in complementary businesses or products in the future. However, the Company may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. In recent periods, competition from other consumer products companies that are seeking similar opportunities has been particularly strong, and valuations for potential acquisition assets have been high, which has placed pressure on the Company’s ability to identify, structure and execute transactions.  In addition, all acquisitions and investments entail various risks, including the difficulty of entering new markets or product categories, the challenges of integrating the operations and personnel of the acquired businesses or products, the potential disruption of the Company’s ongoing business and the ongoing business of the acquired company, the need to review and, if necessary, upgrade processes of the acquired company to conform to the Company’s own processes and applicable legal and regulatory requirements, and, generally, the Company’s potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. Any of these risks may divert management and other resources, require the Company to incur unanticipated costs or delay the anticipated positive impact on the Company’s business and results of the acquisition. The risks associated with assimilation are increased to the extent the Company acquires businesses that have stand-alone operations that cannot easily be integrated or operations or sources of supply outside of the U.S. and Canada, for which products are manufactured locally by third parties. These factors could harm the Company’s financial condition and operating results.

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

•

The Company’s substantial indebtedness and its financial covenants could adversely affect its operations and financial results and prevent it from fulfilling its obligations, and the Company may incur substantially more debt in the future, which could exacerbate these risks.

As of December 31, 2015, the Company had approximately $1,050 million of total consolidated indebtedness net of debt issuance costs.  This amount of indebtedness could have important consequences, including:

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

Additionally, the Company’s credit facility is subject to certain financial and other customary covenants.  In the event of a breach of those covenants, our lenders under the credit facility may be entitled to accelerate the related debt (and any lenders in respect of any other debt to which a cross-default provision applies may be entitled to accelerate such other debt), and we could be required to seek amendments or waivers under the debt instruments or to refinance the debt.

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

In recent years, the banking system and financial markets have experienced severe disruption, including, among other things, bank failures and consolidations, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations and fluctuations in foreign currency exchange rates.  These conditions present the following risks to the Company, among others:

•

The Company is dependent on the continued viability of the financial institutions that participate in the syndicate that is generally obligated to fund the Company’s $1 billion unsecured revolving credit facility dated December 4, 2015 (as amended, the “Credit Agreement”). In addition, the Credit Agreement includes a “commitment increase” feature that enables the Company to increase the amount of its borrowing under the Credit Agreement, subject to lending commitments and certain conditions. Any disruption in the credit markets could limit the availability of credit or the ability or willingness of financial institutions to extend credit, which could adversely affect the Company’s liquidity and capital resources.

•

The Company’s short- and long-term credit ratings affect its borrowing costs and access to financing. A downgrade in the Company’s credit ratings would increase its borrowing costs and could affect its ability to issue commercial paper. Disruptions in the commercial paper market or other effects of volatile economic conditions on the credit market also could raise the Company’s borrowing costs for both short- and long-term debt offerings. Either scenario could adversely affect the Company’s liquidity and capital resources.  Failure to maintain the Company’s credit ratings could adversely affect the interest rate in future financings, liquidity, competitive position and access to capital markets.

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

The Company has a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived assets, which are periodically evaluated for impairment in accordance with current accounting standards. Declines in the Company’s profitability and/or estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets and market discount rates, has resulted in impairment charges from time to time, and may result in future impairment charges, which could reduce the Company’s net income and otherwise have an adverse impact on operating results.  In 2014, the results of the Company’s annual impairment test for indefinite lived trade names resulted in a personal care trade name whose fair value exceeded its carrying value by 11%.  In 2015, the fair value of this asset exceeded its carrying value by approximately 20%, based on improved and forecasted performance.  This trade name’s carrying value is approximately $37 million as of December 31, 2015, and is considered an important asset to the Company.  The Company continues to monitor performance and should there be any significant change in forecasted assumptions or estimates, including sales, profitability and discount rate, the Company may be required to recognize an impairment charge.

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

The Company leases a 250,000 square foot building in Ewing, New Jersey for its global corporate headquarters. The lease expires in 2032, subject to two ten-year extension terms at the option of the Company. The Company’s aggregate lease commitment is approximately $101 million over the remainder of the lease term.

In addition, the Company owns a 127,000 square feet facility in Princeton, New Jersey which is occupied by the Company’s research and development and SPD personnel.

The Company also leases offices in various locations throughout the U.S. and globally.  The Company and its consolidated subsidiaries also own or lease other facilities as set forth in the following table:

Location	Products Manufactured	Segment	Approximate Area (Sq. Feet)
Owned:
Manufacturing facilities
York, Pennsylvania	Liquid laundry detergent, dietary supplements and cat litter	Consumer Domestic and Consumer International	450,000
Harrisonville, Missouri	Liquid laundry detergent and fabric softener	Consumer Domestic and Consumer International	272,000
Green River, Wyoming	Sodium bicarbonate and various consumer products	Consumer Domestic, Consumer International and SPD	250,000
Lakewood, New Jersey	Various consumer products	Consumer Domestic and Consumer International	250,000
Colonial Heights, Virginia	Condoms	Consumer Domestic and Consumer International	220,000
Old Fort, Ohio	Sodium bicarbonate, rumen bypass fats and various consumer products	Consumer Domestic, Consumer International and SPD	208,000
Montreal, Canada	Personal care products	Consumer International	157,000
Camaçari, Bahia, Brazil	Sodium bicarbonate and other products	SPD	120,000
Feira de Santana, Bahia, Brazil(1)		SPD	106,000
Folkestone, England	Personal care products	Consumer International	78,000
Madera, California	Rumen bypass fats and related products	SPD	50,000
Itapura, Bahia, Brazil(1)	Barite	SPD	35,000
New Plymouth, New Zealand (2)	Condom processing	Consumer Domestic and Consumer International	31,000
Oskaloosa, Iowa	Animal nutrition products	SPD	27,000

Warehouses
York, Pennsylvania	—	Consumer Domestic and Consumer International	650,000
Harrisonville, Missouri	—	Consumer Domestic and Consumer International	282,000
Green River, Wyoming	—	Consumer Domestic, Consumer International and SPD	215,000
Old Fort, Ohio	—	Consumer Domestic, Consumer International and SPD	90,000
Camaçari, Bahia, Brazil	—	SPD	39,200
Itapura, Bahia, Brazil	—	SPD	19,600
Feira de Santana, Bahia, Brazil	—	SPD	13,100

Leased:
Manufacturing facilities
North Brunswick, New Jersey(3)	—		360,000

Vancouver, Washington(4)	Dietary supplements	Consumer Domestic and Consumer International	206,000
Victorville, California(5)	Liquid laundry detergent and cat litter	Consumer Domestic and Consumer International	150,000
Mason City, Iowa(6)	Animal nutrition products	SPD	36,000
Folkestone, England(7)	Personal care products	Consumer International	22,000

Warehouses
Fostoria, Ohio(8)	—	Consumer Domestic, Consumer International and SPD	486,000
Victorville, California(5)	—	Consumer Domestic and Consumer International	300,000
Grandview, Missouri(9)	—	Consumer Domestic and Consumer International	125,000
Ridgefield, Washington(4)	—	Consumer Domestic and Consumer International	190,000
Mississauga, Canada(10)	—	Consumer International	123,000
Mason City, Iowa(6)		SPD	64,000
Folkestone, England(11)	—	Consumer International	55,000
Revel, France	—	Consumer International	48,900

Offices(14)
Mexico City, Mexico	—	Consumer International	27,500
Levallois, France	—	Consumer International	21,600
Mississauga, Canada	—	Consumer International	17,000
Folkestone, England(12)	—	Consumer International	11,000
Sydney, Australia(13)	—	Consumer International	24,900

(1)	Manufacturing site is idle, and virtually all equipment has now been removed.
(2)	Land lease expires in March 2025.
(3)	Lease expires in March 2016. The Company has subleased this building through the end of the lease term.
(4)

There are a total of seven buildings in Vancouver, Washington and one building in Ridgefield, Washington dedicated to the Company’s dietary supplements business.  All leases have an expiration date of December 2020, except for Ridgefield (March 2018, subject to a 33-month extension at the option of the Company) and two buildings in Vancouver (August 2017, subject to a three-year extension at the option of the Company, and December 2017, subject to three one-year extensions, at the option of the Company, respectively).

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

(7)	Lease expires in April 2022, subject to a break option in 2017.
(8)	Lease expires in November 2019.
(9)	Lease consists of one suite (approximately 125,000 sq. feet). The lease expires in May 2016. The lease is subject to two five-year extensions at the option of the Company.
(10)	Lease expires in September 2022, subject to two five-year extensions at the option of the Company.
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

Brazil Environmental Matters

In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral do Nordeste S.A. (“QGN”). The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s. Located on the site were two closed landfills, two active landfills and a pond for the management of the process waste streams. In 2009, QGN was advised by the environmental authority in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek. After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action plan (“SI/RA”). The SI/RA report concluded that the likely sources of the discharge were the failure of the pond and closed landfills. QGN ceased site operations in August 2010. In November 2010, IMA issued to QGN a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills and imposed a fine of five million Brazilian Real (approximately U.S. $1.3 million at current exchange rates) for the discharge of contaminants above allowable limits. The description of the fine included a reference to aggravating factors that may indicate that local “management’s intent” was considered in determining the severity of the fine, which could result in criminal liability for members of local management.

In 2011, IMA, following discussions with QGN, issued a revised Remediation Notification (the “Revised Remediation Notification”) providing for further site analysis by QGN, including further study of the integrity of the landfills. The Revised Remediation Notification did not include a requirement to remove the landfills; however, it did not foreclose the possibility of such requirement. From 2011 - 2015, QGN, consistent with the Revised Remediation Notification, conducted an additional site investigation, capped the two active landfills, drained the waste pond and installed a trench drain to capture and treat groundwater at the site. In June 2014, QGN formally submitted to the Institute of Environment and Waste Management (“INEMA”) a technical report, including a remediation plan for the site (“Site Investigation Report”) and a proposed agreement regarding the fine and QGN’s ongoing obligations at the site.

In December 2015, QGN and INEMA entered into an agreement which reduced the fine to 3.8 million Brazilian Real, including accrued interest (approximately U.S. $1.0 million at current exchange rates) and provides that, (i) QGN will execute the protective measures set forth in the Site Investigation Report, including an expansion of the trench drain (ii) the landfills will remain onsite and deactivated and (iii) QGN will continue remediation monitoring and reporting.

As a result of the foregoing events, the Company accrued approximately $3.0 million in 2009 and $4.8 million in 2010 for remediation, fines and related costs. Since 2009, the costs of remediation activities and foreign exchange rate changes have reduced the accrual by approximately $6.1 million, to a current amount of $1.7 million, which will satisfy the remaining work to be completed.

Scantibodies Laboratory, Inc.

The Company has been named as a defendant in a breach of contract action filed by Scantibodies Laboratory, Inc. (the “Plaintiff”) on April 1, 2014, in the U.S. District Court for the Southern District of New York.

The complaint alleges, among other things, that the Company (i) breached two agreements for the manufacture and supply of pregnancy and ovulation test kits by switching suppliers, (ii) failed to give Plaintiff the proper notice, (iii) failed to reimburse Plaintiff for costs and expenses under the agreements and (iv) misrepresented its future requirements.  The complaint seeks compensatory and punitive damages in an amount in excess of $20 million, as well as declaratory relief, statutory prejudgment interest and attorneys’ fees and costs.

The Company is vigorously defending itself in this matter.  On June 16, 2014, the Company filed an amended answer to the complaint denying all of the Plaintiff’s material allegations.  The parties have been engaged in fact discovery, which is ongoing.

In connection with this matter, the Company has reserved an immaterial amount.  Although any damages ultimately paid by the Company may exceed this amount, it is not currently possible to estimate the amount of any such excess; however, any such excess could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
	2015			2014
Common Stock Price Range and Dividends	Low	High	Dividend	Low	High	Dividend
1st Quarter	$77.39	$86.66	$0.335	$61.00	$69.44	$0.31
2nd Quarter	$80.82	$87.25	$0.335	$67.05	$70.49	$0.31
3rd Quarter	$81.22	$90.73	$0.335	$63.85	$70.87	$0.31
4th Quarter	$80.57	$89.37	$0.335	$67.04	$80.97	$0.31
Full Year	$77.39	$90.73	$1.34	$61.00	$80.97	$1.24

Based on composite trades reported by the New York Stock Exchange and dividends paid for each fiscal quarter for the years ended December 31, 2015 and 2014.

Approximate number of record holders of the Company’s Common Stock as of December 31, 2015: 1,900.

The following graph compares the yearly change in the cumulative total stockholder return on the Company’s Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below.  The returns are indexed to a value of $100 at December 31, 2010.  Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

(1)	S&P 500 Household Products Index consists of THE CLOROX COMPANY, COLGATE-PALMOLIVE COMPANY, KIMBERLY-CLARK CORPORATION and P&G.

		INDEXED RETURNS (Years ending)
Company / Index	2010	2011	2012	2013	2014	2015
■ Church & Dwight Co., Inc.	100.00	134.77	160.77	202.50	245.23	268.36
■ S&P 500 Index	100.00	102.11	118.45	156.80	178.25	180.70
■ S&P 500 Household Products Index	100.00	110.29	119.96	150.04	172.02	164.16

Share Repurchase Authorization

On January 28, 2015, the Company’s board of directors (“Board”) authorized a new share repurchase program, under which the Company may repurchase up to $500 million in shares of Common Stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program replaced the 2014 Share Repurchase Program. The Company also continued its evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

In 2015, the Company purchased approximately 4.4 million shares of Common Stock for $363.1 million, of which $88.0 million was purchased under the evergreen share repurchase program and $275.1 million was purchased under the 2015 Share Repurchase Program, including an accelerated share repurchase contract with a commercial bank to repurchase 2.6 million shares of Common Stock at a cost of $215.0 million.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs (2)
10/1/2015 to 10/31/2015	0	0	0	$324,945,653
11/1/2015 to 11/30/2015	1,185,000	$84.39	1,185,000	$224,949,267
12/1/2015 to 12/31/2015	0	0	0	$224,949,267
Total	1,185,000	$84.39	1,185,000
(1)	The 1,185,000 shares of Common Stock purchased in November were purchased under the 2015 Share Repurchase Program.
(2)	There is approximately $225.0 million of availability remaining under the 2015 Share Repurchase Program.

In connection with the Company’s 2015 Share Repurchase Program and its evergreen repurchase program, on February 8, 2016, the Company initiated open market purchases with the objective of purchasing up to a total of $200 million. The Company anticipates all of the purchases will be completed during the first quarter of 2016.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

FIVE‑YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data and employees)

	2015 (1)	2014 (1)	2013 (1)	2012 (1)	2011 (1)
Operating Results
Net Sales	$3,394.8	3,297.6	3,194.3	2,921.9	2,749.3
Marketing expenses	$417.5	416.9	399.8	357.3	354.1
Research and development expenses	$64.7	59.8	61.8	54.8	55.1
Income from Operations (2, 3)	$674.2	641.2	622.2	545.1	492.6
% of Sales	19.9%	19.4%	19.5%	18.7%	17.9%
Net Income (2, 4, 5)	$410.4	413.9	394.4	349.8	309.6
Net Income per Share-Basic (3, 4, 5)	$3.13	3.06	2.85	2.50	2.16
Net Income per Share-Diluted (3, 4, 5)	$3.07	3.01	2.79	2.45	2.12
Financial Position
Total Assets (6)	$4,256.9	4,359.2	4,237.3	4,072.5	3,105.3
Total Debt (2, 6)	$1,050.0	1,086.6	797.3	895.6	246.7
Total Stockholders' Equity	$2,023.2	2,101.9	2,300.0	2,061.1	2,040.8
Total Debt as a % of Total Capitalization	34%	34%	26%	30%	11%
Other Data
Average Common Shares Outstanding-Basic	131.1	135.1	138.6	140.1	143.2
Cash Dividends Paid	$175.3	167.5	155.2	134.5	97.4
Cash Dividends Paid per Common Share	$1.34	1.24	1.12	0.96	0.68
Stockholders' Equity per Common Share	$15.43	15.56	16.59	14.71	14.25
Additions to Property, Plant & Equipment (7)	$61.8	70.5	67.1	74.5	76.6
Depreciation & Amortization	$101.0	91.2	90.5	85.0	77.1
Employees at Year-End	4,406	4,145	4,177	4,354	3,457
(1)

Period to period comparisons of the data presented above are impacted by the effect of acquisitions and divestitures made by the Company.  For further explanation of the impact of the acquisitions occurring in 2015 and 2014, refer to Note 6 to the consolidated financial statements.

(2)

2014 results reflect an increase of $300.0 in debt and its impact on interest expense due to the acquisition of assets of Lil’ Drug Store Brands.  2012 results reflect an increase of $650.0 in debt and its impact on interest expense due to the acquisition of Avid Health.

(3)	2015 results include an $8.9 pre-tax charge or $0.05 per share to terminate an international defined benefit pension plan.
(4)	2011 results include a $13.0 or $0.09 per share charge associated with an international deferred tax valuation allowance.
(5)	2015 results include a $17.0 or $0.13 per share impairment charge to write-off the remaining investment of Natronx.
(6)

Total Assets and Total Debt have been retrospectively adjusted to reflect new accounting guidance adopted during the fourth quarter of 2015.  Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements.

(7)

2015 and 2014 results include approximately $18.1 and $34.0, respectively, for expenditures for the gummy dietary supplement product line expansion at the York facilities.  2012 results include $37.8 for expenditures for the Victorville facility.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements.

OVERVIEW

The Company’s Business

The Company develops, manufactures, markets and sells a broad range of household, personal care and specialty products.  The Company sells its consumer products under a variety of brands through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar, pet and other specialty stores, and websites, all of which sell the products to consumers.  The Company also sells specialty products to industrial customers and distributors.  The Company focuses its consumer products marketing efforts principally on its ten “power brands.”  These well-recognized brand names include ARM & HAMMER, used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent; TROJAN condoms, lubricants and vibrators; OXICLEAN stain removers, cleaning solutions, laundry detergent, dishwashing detergent and bleach alternatives; SPINBRUSH battery-operated and manual toothbrushes;  FIRST RESPONSE home pregnancy and ovulation test kits; NAIR depilatories; ORAJEL oral analgesic; XTRA laundry detergent; L’IL CRITTERS and VITAFUSION gummy dietary supplements; and BATISTE dry shampoos.  The Company considers four of these brands to be “mega brands”: ARM & HAMMER, OXICLEAN, TROJAN, and L’IL CRITTERS and VITAFUSION, and is giving greatest focus to the growth of these brands.

The Company operates its business in three segments: Consumer Domestic, Consumer International and SPD.  The Consumer Domestic segment includes the power brands noted above and other household and personal care products such as SCRUB FREE, KABOOM and ORANGE GLO cleaning products, ARRID antiperspirant, CLOSE-UP and AIM toothpastes and SIMPLY SALINE nasal saline moisturizer.  The Consumer International segment primarily sells a variety of personal care products, some of which use the same brand names as the Company’s domestic product lines, in international markets including Canada, France, Australia, the United Kingdom, Mexico and Brazil.  The SPD segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications.  This segment also sells a range of animal nutrition and specialty cleaning products.  In 2015, the Consumer Domestic, Consumer International and SPD segments represented approximately 76%, 15% and 9%, respectively, of the Company’s consolidated net sales.

2015 Financial Highlights

Key fiscal year 2015 financial results include:

•

2015 net sales grew 2.9% over fiscal year 2014, with gains in all three of the Company’s segments, primarily due to volume growth and the impact of the 2014 acquisition of the Lil’ Drug Store brands and the January 2015 acquisition of substantially all of the assets of Varied Industries Corporation (the “VI-COR Acquisition”), partially offset by currency fluctuations.

•

Gross margin increased 40 basis points to 44.5% in fiscal year 2015 from 44.1% in fiscal year 2014, reflecting the favorable impact of the Lil’ Drug Store Brands and VI-COR acquisitions, higher volumes and lower commodity costs partially offset by unfavorable foreign exchange rates.

•

Operating margin increased 50 basis points to 19.9% in fiscal year 2015 from 19.4% in fiscal year 2014, reflecting a higher gross margin and slightly lower marketing costs, partially offset by higher selling, general and administrative expenses (“SG&A”).

•	During the second quarter, the Company settled its previously announced termination of an international pension plan and recorded an $8.9 charge in SG&A.
•	Also during the second quarter, the Company recorded a $17.0 impairment charge associated with its remaining investment in Natronx.
•	The Company reported diluted net earnings per share in fiscal year 2015 of $3.07, an increase of approximately 2.0% from fiscal year 2014 diluted net earnings per share of $3.01.
•	Cash provided by operations was $606.1, a $65.8 increase from the prior year, which includes higher cash earnings and improved working capital.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

•	The Company returned $538.4 to its stockholders through dividends and share repurchases.

Strategic Goals, Challenges and Initiatives

The Company’s ability to generate sales depends on consumer demand for its products and retail customers’ decisions to carry its products, which are, in part, affected by general economic conditions in its markets.  In 2015, many of the markets in which the Company operates continued to experience general economic softness and weak or inconsistent consumer demand.  Although the Company’s consumer products generally are consumer staples and less vulnerable to decreases in discretionary spending than other products, the continued economic downturn has reduced demand in many categories, particularly those in personal care, and affected Company sales in recent periods.  Some customers have responded to economic conditions by increasing their private label offerings (primarily in the dietary supplements, diagnostic kits and oral analgesics categories), and consolidating the product selections they offer to the top few leading brands in each category.  In addition, an increasing portion of the Company’s product categories are being sold by club stores, dollar stores and mass merchandisers.  These customer actions have placed downward pressure on the Company’s sales and gross margins.

The Company expects a competitive marketplace in 2016 due to new product introductions by competitors and continuing aggressive competitive pricing pressures.  In the U.S., an improving unemployment rate and higher disposable income due to low gasoline prices are expected to have a positive effect on consumption patterns.  To continue to deliver attractive results for stockholders in this environment, the Company intends to continue to aggressively pursue several key strategic initiatives: maintain competitive marketing and trade spending, tightly control its cost structure, continue to develop and launch new and differentiated products, and pursue strategic acquisitions.  The Company also intends to continue to grow its product sales geographically (in an attempt to mitigate the impact of weakness in any one area), and maintain an offering of premium and value brand products (to appeal to a wide range of consumers).

The Company continues to experience heightened competitive activity in certain product categories from other larger multinational competitors, some of which have greater resources.  Such activities have included new product introductions, more aggressive product claims and marketing challenges, as well as increased promotional spending.  Since the introduction in the U.S. of unit dose laundry detergent by various manufacturers, including the Company, there has been significant product and price competition in the laundry detergent category.  For example, P&G, one of the Company’s major competitors and the market leader in laundry detergent markets a lower-priced line of laundry detergents that competes directly with the Company’s core value laundry detergents.  Additionally, Henkel has entered the U.S. market with Persil, its leading worldwide premium laundry detergent. While it is too early to assess what impact this will have on the premium laundry category or the Company’s laundry detergent business, the introduction of Persil could precipitate greater price competition in the category and distribution pressure with a potential adverse impact on OXICLEAN laundry detergent.  The Company continues to evaluate and vigorously combat the pressures in the laundry detergent category through, among other things, new product introductions and increased marketing spending.  While the category grew 1.6% in 2015, after experiencing declines in 2013 and 2014, there is no assurance the category will not decline and that the Company will be able to offset any such decline.

The Company has responded to these competitive pressures by, among other things, focusing on strengthening its key brands, including increased focus on the ARM & HAMMER, OXICLEAN, TROJAN and L’IL CRITTERS and VITAFUSION mega brands through the launch of innovative new products, which  span various product categories, including premium and value household products supported by increased marketing and trade spending.  Together, they represented approximately 60% of the Company’s sales and profits in 2015.  These mega brands have advantages over other power brands, including the ability to leverage research and development and marketing investments and lower overhead costs across mega brand categories.  For example, the Company’s 2014 responsive product introductions include the simultaneous launch of OXICLEAN branded products into the mid/premium tier laundry detergent segment, and auto dish detergent category and bleach alternatives with continued support of, and innovation in, the Company’s base ARM & HAMMER and OXICLEAN businesses, to create scale and maximize marketing efforts.  In 2015, the Company continued to heavily invest in the OXICLEAN brand as 2015 marked the second year of the Company’s goal to establish OXICLEAN as a mega brand in multiple categories.  Mega brand launches and launches of other products are anticipated to contribute more incremental new product revenue than the introduction of new products has in prior years, and a significant portion of those revenues will include expansion into new categories with premium household products, supported by increased levels of slotting, trade promotions and incremental marketing support and planned ongoing technology investment.  There can be no assurance that these measures will be successful.

Despite challenging economic conditions and customer responses to these conditions, the Company was able to grow market share in seven of 10 of its “power brands” in 2015, including in the laundry detergent category.  The Company’s global product portfolio consists of both premium (60% of total worldwide consumer revenue in 2015) and value (40% of total worldwide consumer

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

revenue in 2015) brands, which it believes enables it to succeed in a range of economic environments.  The Company’s value brands have performed strongly during economic downturns, and the Company intends to continue to develop a portfolio of appealing new products to build loyalty among cost-conscious consumers.

Over the past 15 years, the Company has diversified from an almost exclusively U.S. business to a global company with approximately 15% of sales derived from foreign countries in 2015.  The Company has operations in six countries (Canada, Mexico, U.K., France, Australia and Brazil) and exports to over 90 other countries.  In 2015, the Company benefited from its concentration in North America in light of the economic downturn in Europe; however, the Company has continued and will continue to focus on selectively expanding its global business.  Net sales generated outside of the United States are exposed to foreign currency exchange rate fluctuations as well as political uncertainty which could impact future operating results.

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

The identification and integration of strategic acquisitions are an important component of the Company’s overall strategy.  Acquisitions have added significantly to Company sales and profits over the last decade.  This is evidenced by the Lil’ Drug Store Brands and VI-COR acquisitions.  However, the failure to effectively integrate any acquisition or achieve expected synergies may cause the Company to incur material asset write-downs.  The Company actively seeks acquisitions that fit its guidelines, and its strong financial position provides it with flexibility to take advantage of acquisition opportunities.  In addition, the Company’s ability to quickly integrate acquisitions and leverage existing infrastructure has enabled it to establish a strong track record in making accretive acquisitions.  Since 2001, the Company has acquired nine of its ten “power brands”.

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

Recent Developments

TOPPIK Acquisition

On January 4, 2016, the Company acquired Spencer Forrest, Inc., the maker of TOPPIK (“Toppik Acquisition”), the leading brand of hair building fibers for people with thinning hair, for approximately $175.0, which is subject to adjustment based on the closing working capital.  The Company financed the acquisition with commercial paper.  Toppik’s annual sales are approximately $30.0.  This brand will be managed within the Consumer Domestic and Consumer International segments.

Dividend Increase

On February 2, 2016, the Board declared a 6% increase in the regular quarterly dividend from $0.335 to $0.355 per share, equivalent to an annual dividend of $1.42 per share payable to stockholders of record as of February 16, 2016.  The increase raises the annual dividend payout from $175 to approximately $185, and maintains the Company’s payout of dividends relative to net income at approximately 40%.

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

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of the Company’s revenue represents sales of finished goods inventory and is recognized when received or picked up by the Company’s customers.  The reserves for consumer and trade promotion liabilities and sales returns are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers).  All such costs are netted against sales.  Slotting costs are recorded when the product is delivered to the customer.  Cooperative advertising costs are recorded when the customer places the advertisement for the Company’s products.  Discounts relating to price reduction arrangements are recorded when the related sale takes place.  Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold.  The Company relies on historical experience and forecasted data to determine the required reserves.  For example, the Company uses historical experience to project coupon redemption rates to determine reserve requirements.  Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, an approximately $4.8 difference in the reserve required for coupons would result.  With regard to other promotional reserves and sales returns, the Company uses experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required.  If the Company’s estimates for promotional activities and sales returns were to change by 10% the impact to promotional spending and sales return accruals would be approximately $5.8.  While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations.  During the twelve months ended December 31, 2015, 2014 and 2013, the Company reduced promotion liabilities by approximately $4.3, $6.7 and $3.7, respectively, based on a change in estimate as a result of actual experience and updated information.  These adjustments are immaterial relative to the amount of trade promotion expense incurred annually by the Company.

Impairment of goodwill, trade names and other intangible assets

Carrying values of goodwill, trade names and other indefinite lived intangible assets are reviewed periodically for possible impairment.  For finite intangible assets, the Company assesses business triggering events.  The Company’s impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate.  Management uses estimates based on expected trends in making these assumptions.  With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit.  For trade names and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Judgment is required in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.  The result of the Company’s annual goodwill impairment test determined that the estimated fair value substantially exceeded the carrying values of all reporting units.  In addition, there were no goodwill impairment charges for each of the years in the three-year period ended December 31, 2015.

The Company recognized intangible asset impairment charges within SG&A for each of the years in the three-year period ended December 31, 2015 as follows:

	For the Year Ended December 31,
Segments:	2015	2014	2013
Consumer Domestic	$0.0	$5.0	$1.9
Consumer International	0.0	0.0	4.6
Total	$0.0	$5.0	$6.5

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

The impairment charges recorded in 2014 and 2013 were a result of actual and projected reductions in sales and profitability as a result of increased competition.  The amount of the impairment charges was determined by comparing the estimated fair value of the assets to their carrying amount.  Fair value was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  The Company determined that the fair value of all other intangible assets as of December 31, 2015 exceeded their respective carrying values based upon the forecasted cash flows and profitability.  In 2014, the results of the Company’s annual impairment test for indefinite lived trade names resulted in a personal care trade name whose fair value exceeded its carrying value by 11%.  In 2015, the fair value of this asset exceeded its carrying value by approximately 20%, based on improved and forecasted performance. This trade name’s carrying value is valued at approximately $37.0 as of December 31, 2015, and is considered an important asset to the Company. The Company continues to monitor performance and should there be any significant change in forecasted assumptions or estimates, including sales, profitability and discount rate, the Company may be required to recognize an impairment charge.

It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) the businesses or brands do not perform as projected, (ii) overall economic conditions in 2016 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.  A future impairment charge for goodwill or intangible assets could have a material effect on the Company’s consolidated financial position or results of operations.

Inventory valuation

When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value, which reflects any costs to sell or dispose).  The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value.  The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions.  In addition, the Company’s allowance for obsolescence may be impacted by the reduction of the number of stock keeping units (SKUs).  The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required.  Adjustments to inventory to reflect a reduction in net realizable value were $12.6 at December 31, 2015, and $8.3 at December 31, 2014.

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

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2015.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment.  The discussion of the Company’s consolidated results of operations and segment operating results is presented on a historical basis for the years ended December 31, 2015, 2014, and 2013.  The segment discussion also addresses certain product line information.  The Company’s operating units are consistent with its reportable segments.

Consolidated results

2015 compared to 2014

	Twelve Months Ended	Change vs.	Twelve Months Ended
	December 31, 2015	Prior Year	December 31, 2014
Net Sales	$3,394.8	2.9%	$3,297.6
Gross Profit	$1,511.8	4.1%	$1,452.9
Gross Margin	44.5%	+40 basis points	44.1%
Marketing Expenses	$417.5	0.1%	$416.9
Percent of Net Sales	12.3%	-30 basis points	12.6%
Selling, General & Administrative Expenses	$420.1	6.4%	$394.8
Percent of Net Sales	12.3%	+20 basis points	12.1%
Income from Operations	$674.2	5.1%	$641.2
Operating Margin	19.9%	+50 basis points	19.4%

Net Sales

Net sales for the year ended December 31, 2015 were $3,394.8, an increase of $97.2, or approximately 2.9% compared to 2014 net sales.  The components of the net sales increase are as follows:

Net Sales - Consolidated	December 31, 2015
Product volumes sold	3.1%
Pricing/Product mix	0.5%
Foreign exchange rate fluctuations / Other	(2.7%)
Acquired product lines (1)	2.0%
Net Sales increase	2.9%
(1)

On September 19, 2014, the Company acquired certain brands in the Lil’ Drug Store Brands Acquisition (the (“Lil’ Drug Store Brands Acquisition”) and on January 2, 2015, the Company acquired certain assets of Varied Industries Corporation (the “VI-COR Acquisition”).  Net sales of these acquisitions are included in the Company’s results since the date of acquisition.

All three segments reported volume increases and favorable price/mix for the year ended December 31, 2015.

Gross Profit

The Company’s gross profit for 2015 was $1,511.8, a $58.9 increase compared to 2014. Gross margin was 44.5% in 2015 compared to 44.1% in 2014, a 40 basis points (“bps”) increase.  The increase is due to 30 bps associated with higher volume, price and mix, favorable impact associated with the Lil’ Drug Store Brands and VI-COR acquisitions of 40 bps, lower commodity costs of 70 bps, partially offset by higher manufacturing costs (net of productivity programs and including higher than anticipated start-up costs associated with the Company’s new vitamin manufacturing facility) of 70 bps and unfavorable foreign exchange rates of 30 bps.  The higher volume, price and mix favorability included higher trade promotion and couponing to continue to support proven consumer trial generating activities for the OXICLEAN megabrand.

Operating Costs

Marketing expenses for 2015 were $417.5, an increase of $0.6 compared to 2014.  The reason the increase was small was due to shifting some marketing funds to trade promotion and couponing to continue to support proven consumer trial generating activities for the OXICLEAN megabrand.  Marketing expenses as a percentage of net sales decreased 30 bps to 12.3% in 2015 compared to 12.6% in 2014.  This is due to 30 bps from leverage of expenses on higher sales.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Selling, general and administrative expenses (“SG&A”) expenses for 2015 were $420.1, an increase of $25.3 or 6.4% compared to 2014 due primarily to both on-going and one-time costs associated with the Lil’ Drug Store Brands and VI-COR acquisitions, higher compensation related costs, higher legal and research and development expenses and an $8.9 pension settlement charge in the second quarter of 2015.  The increase was partially offset by lower foreign exchange rates.  SG&A as a percentage of net sales increased 20 bps to 12.3% in 2015 compared to 12.1% in 2014.  The increase is due to higher costs of 50 bps, including 25 bps associated with the pension charge, partially offset by 30 bps of leverage associated with higher sales.

Other Income and Expenses

Equity in earnings of affiliates for 2015 was a loss of $5.8 compared to earnings of $11.6 in 2014.  The decrease in earnings was primarily due to a $17.0 impairment charge associated with the Company’s remaining investment in Natronx recorded in the second quarter of 2015.  This charge is primarily a result of lower than expected demand for the joint venture’s products as a result of a shift in the electric utility industry from coal-fired to natural gas-supplied power plants, continued delays in the implementation of updated federal regulations, and indirectly, the recent U.S. Supreme Court ruling against the Environmental Protection Agency (“EPA”) where the court stated that the EPA failed to properly consider the costs to implement the regulations. We believe that the foregoing factors will likely further delay the demand for these products.

Interest expense in 2015 was $30.5, an increase of $3.1 compared to 2014 due to a higher amount of average debt outstanding.

Taxation

The 2015 tax rate was 35.4% compared to 33.8% in 2014.  The 2015 tax rate was negatively impacted by a valuation allowance recorded in connection with the Natronx impairment charge. The tax rate for 2014 was favorably impacted by discrete adjustments related to uncertain income tax positions.

2014 compared to 2013

Net Sales

Net sales for the year ended December 31, 2014 were $3,297.6, an increase of $103.3, or approximately 3.2% compared to 2013 net sales.  The components of the net sales increase are as follows:

Net Sales - Consolidated	December 31, 2014
Product volumes sold	4.4%
Pricing/Product mix	(0.9%)
Foreign exchange rate fluctuations	(0.5%)
Acquired product lines (1)	0.4%
Sales in anticipation of information systems upgrade	(0.2%)
Net Sales increase	3.2%
(1)

On September 19, 2014, the Company acquired certain feminine care brands from Lil’ Drug Store Products Inc.  Net sales of the brands acquired in the Lil’ Drug Store Brands Acquisition are included in the Company’s results since the date of acquisition.

All three segments reported volume increases for the year ended December 31, 2014. The unfavorable price/mix in the Consumer Domestic segment, primarily due to new product introductory costs and a higher level of trade and coupon promotion for existing products was partially offset by favorable price/mix in SPD.

Gross Profit

The Company’s gross profit for 2014 was $1,452.9, a $14.9 increase  compared to the same period in 2013 due to the effect of higher sales volume, productivity improvement programs and the impact of the Lil’ Drug Store Brands Acquisition, partially offset by the costs associated with new product launches, higher commodity costs and currency fluctuations. Gross margin was 44.1% in 2014  compared to 45.0% in 2013.  Gross margin was lower due to higher trade promotion, coupon, slotting, commodity costs and currency fluctuations, partially offset by the positive impact of productivity improvement programs.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Operating Costs

Marketing expenses for 2014 were $416.9, an increase of $17.1 compared to 2013 due primarily to expenses in support of new product launches and increased expenses in certain other power brands.  Marketing expenses as a percentage of net sales were 12.6% in 2014 compared to 12.5% in 2013.

SG&A expenses for 2014 were $394.8, a decrease of $21.2 compared to 2013 due primarily to lower compensation costs and employee benefit costs, lower legal costs, lower intangible asset impairment charges and lower cease use charges associated with the Company’s Princeton, New Jersey leased buildings, partially offset by higher intangible amortization expense, in part due to the Lil’ Drug Store Brands Acquisition.  Additionally, in 2013 the Company incurred costs related to the integration of the gummy dietary supplements business, which were not incurred in 2014.  SG&A as a percentage of net sales was 12.1% in 2014 compared to 13.0% in 2013.

Other Income and Expenses

Equity in earnings of affiliates for 2014 was $11.6 compared to $2.8 in 2013.  The increase in earnings was due primarily to profit improvement from Armand and a smaller loss at Natronx.  Also, in the second quarter of 2013, the Company recorded an impairment charge associated with one of its affiliates.

Interest expense in 2014 was $27.4, a decrease of $0.3 compared to 2013.

Taxation

The 2014 tax rate was 33.8% compared to 34.0% in 2013.

Segment results for 2015, 2014 and 2013

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

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of December 31, 2015, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the twelve months ended December 31, 2015, 2014 and 2013 is included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Segment net sales and income before income taxes for each of the three years ended December 31, 2015, 2014 and 2013 were as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
2015	$2,581.6	$501.0	$312.2	$0.0	$3,394.8
2014	2,471.6	535.2	290.8	0.0	3,297.6
2013	2,413.5	532.8	248.0	0.0	3,194.3
Income before Income Taxes(2)
2015	$529.4	$54.5	$57.3	$(5.8)	$635.4
2014	502.8	64.7	45.8	11.6	624.9
2013	501.0	64.5	29.5	2.8	597.8
(1)	Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $5.3, $1.9 and $2.2 for the years ended December 31, 2015, 2014 and 2013, respectively.
(2)	In determining income before income taxes, the Company allocated interest expense and investment earnings among the segments based upon each segment’s relative Income from Operations.
(3)	Corporate segment consists of equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.

Product line revenues for external customers for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Household Products	$1,544.3	$1,466.2	$1,436.1
Personal Care Products	1,037.3	1,005.4	977.4
Total Consumer Domestic	2,581.6	2,471.6	2,413.5
Total Consumer International	501.0	535.2	532.8
Total SPD	312.2	290.8	248.0
Total Consolidated Net Sales	$3,394.8	$3,297.6	$3,194.3

Household Products include deodorizing, cleaning and laundry products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and gummy dietary supplements.

Consumer Domestic

2015 compared to 2014

Consumer Domestic net sales in 2015 were $2,581.6, an increase of $110.0 or 4.5% compared to net sales of $2,471.6 in 2014.  The components of the net sales change are the following:

Net Sales - Consumer Domestic	December 31, 2015
Product volumes sold	2.7%
Pricing/Product mix	0.3%
Acquired product lines (1)	1.3%
Other	0.2%
Net Sales increase	4.5%
(1)

On September 19, 2014, the Company acquired certain feminine care brands from Lil’ Drug Store Products Inc.  Net sales of the brands acquired in the Lil’ Drug Store Brands Acquisition are included in the Company’s results since the date of acquisition.

The increase in net sales in 2015 includes sales from the Lil’ Drug Store Brands Acquisition, higher sales from the new product launches of ARM & HAMMER CLUMP & SEAL cat litter product lines including the new lightweight variant launched in December 2014, ARM & HAMMER liquid laundry detergent, and BATISTE dry shampoo and were offset by lower sales of SPINBRUSH toothbrushes, TROJAN condoms and XTRA laundry detergent.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Since the introduction in the U.S. of unit dose laundry detergent by various manufacturers, including the Company, there has been significant product and price competition in the laundry detergent category.  For example P&G markets a lower-priced line of laundry detergents that competes directly with the Company’s core value laundry detergents and Henkel has entered the U.S. market with Persil, its leading worldwide premium laundry detergent.  While it is too early to assess what impact this will have on the premium laundry category or the Company’s laundry detergent business, the introduction of Persil could precipitate greater price competition in the category and distribution pressure with a potential adverse impact on OXICLEAN laundry detergent.  The Company continues to evaluate and vigorously combat the pressures in the laundry detergent category through, among other things, new product introductions and increased marketing spending.  While the category grew 1.6% in 2015 after experiencing declines in 2013 and 2014, there is no assurance the category will not decline in the future and that the Company will be able to offset any such decline.

Delays in the Company’s second quarter start-up of the new vitamin manufacturing facility resulted in the need to place certain retailers on allocation, which contributed to increased retailer frustration.  By the end of the year, these issues were mainly resolved.  If the Company were to lose a significant customer or if any sales of its products were to materially decrease due to customer service levels or real or perceived product quality or appearance issues, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

Consumer Domestic income before income taxes for 2015 was $529.4, a $26.6 increase compared to 2014.  The increase is due primarily to the impact of higher sales volumes of $61.1 partially offset by higher SG&A costs of $24.1 and higher marketing expenses of $3.3.  Higher manufacturing costs of $6.0 include vitamin manufacturing start-up costs, which were partially offset by productivity programs and lower commodity costs.

2014 compared to 2013

Consumer Domestic net sales in 2014 were $2,471.6, an increase of $58.1 or 2.4% compared to net sales of $2,413.5 in 2013.  The components of the net sales change are the following:

Net Sales - Consumer Domestic	December 31, 2014
Product volumes sold	3.5%
Pricing/Product mix	(1.5%)
Acquired product lines (1)	0.4%
Net Sales increase	2.4%

(1)Associated with net sales of the brands acquired in the Lil’ Drug Store Brands Acquisition since the date of acquisition.

The increase in net sales includes the new product launches of ARM & HAMMER CLUMP & SEAL clumping cat litter and OXICLEAN liquid laundry detergent, and higher sales of OXICLEAN laundry additive products, TROJAN products, VITAFUSION gummy dietary supplements and ORAJEL oral analgesics, partially offset by lower sales in XTRA laundry detergent, L’IL CRITTER gummy dietary supplements and ARM & HAMMER powder and unit dose laundry detergents.   Since the introduction in the U.S. of unit dose laundry detergent by various manufacturers, including the Company, there has been significant product and price competition in the laundry detergent category.  For example P&G markets a lower-priced line of laundry detergents that competes directly with the Company’s core value laundry detergents and Henkel has entered the U.S. market with Persil, its leading worldwide premium laundry detergent.  While it is too early to assess what impact this will have on the premium laundry category or the Company’s laundry detergent business, the introduction of Persil could precipitate greater price competition in the category and distribution pressure with a potential adverse impact on OXICLEAN laundry detergent.  The Company continues to evaluate and vigorously combat the pressures in the laundry detergent category through, among other things, new product introductions and increased marketing spending.  While the category grew 1.6% in 2015 after experiencing declines in 2013 and 2014, there is no assurance the category will not decline in the future and that the Company will be able to offset any such decline.  Consumer Domestic income before income taxes for 2014 was $502.8, a $1.8 increase compared to 2013.  The increase is due to higher sales volumes, manufacturing costs savings resulting from productivity improvement projects and lower SG&A costs, partially offset by the impact of introductory and higher trade promotion, coupon and marketing costs in support of new product launches and existing products, higher commodity costs and an intangible asset impairment charge.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Consumer International

2015 compared to 2014

Consumer International net sales in 2015 were $501.0, a decrease of $34.2 or 6.4% as compared to 2014.  The components of the net sales change are the following:

Net Sales - Consumer International	December 31, 2015
Product volumes sold	6.7%
Pricing/Product mix	1.4%
Foreign exchange rate fluctuations / Other	(15.5%)
Acquired product lines (1)	1.0%
Net Sales increase	(6.4%)
(1)

On September 19, 2014, the Company acquired certain feminine care brands from Lil’ Drug Store Products Inc. (“Lil’ Drug Store Brands Acquisition”).  Net sales of the brands acquired in the Lil’ Drug Store Brands Acquisition are included in the Company’s results since the date of acquisition.

The decrease in Consumer International net sales in 2015 was primarily due to the impact of unfavorable foreign exchange rates in 2015 compared to 2014, which offset higher sales in Europe, Australia and Mexico.

Consumer International income before income taxes was $54.5 in 2015, a decrease of $10.2 compared to 2014 due primarily to unfavorable foreign exchange rates of $20.8, an $8.9 pension settlement charge, and higher marketing costs of $7.3, as well as, higher trade promotion, commodity and marketing costs, partially offset by higher volumes of $19.7 and favorable price/mix of $6.1.

2014 compared to 2013

Consumer International net sales in 2014 were $535.2, an increase of $2.4 or 0.5% compared to 2013.  The components of the net sales change are the following:

Net Sales - Consumer International	December 31, 2014
Product volumes sold	3.1%
Pricing/Product mix	0.2%
Foreign exchange rate fluctuations	(2.7%)
Acquired product lines (1)	0.4%
Other	(0.5%)
Net Sales increase	0.5%
(1)	Associated with net sales of the brands acquired in the Lil’ Drug Store Brands Acquisition since the date of acquisition.

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

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Specialty Products

2015 compared to 2014

SPD net sales were $312.2 for 2015, an increase of $21.4, or 7.3% compared to 2014.  The components of the net sales change are the following:

Net Sales - SPD	December 31, 2015
Product volumes sold	0.2%
Pricing/Product mix	0.5%
Foreign exchange rate fluctuations	(3.4%)
Acquired product lines (1)	10.0%
Net Sales increase	7.3%
(1)	On January 2, 2015, the Company acquired certain assets of Varied Industries Corporation. Net sales are included in the Company’s results since the date of the VI-COR Acquisition.

The sales increase in 2015 reflects the impact of the VICOR Acquisition, as well as, higher sales volume of performance products partially offset by lower animal nutrition products and foreign exchange fluctuations.

SPD income before income taxes was $57.3 in 2015, an increase of $11.5 compared to 2014.  The increase in income before income taxes for 2015 is due primarily to higher sales volume of $18.8 and lower manufacturing costs of $10.1, partially offset by unfavorable foreign exchange rates of $6.8, SG&A of $9.1 and higher marketing expenses of $1.3.

2014 compared to 2013

SPD net sales were $290.8 for 2014, an increase of $42.8, or 17.3%  compared to 2013.  The components of the net sales change are the following:

Net Sales - SPD	December 31, 2014
Product volumes sold	17.3%
Pricing/Product mix	2.2%
Foreign exchange rate fluctuations	(1.0%)
Divested product lines	(1.2)%
Net Sales increase	17.3%

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

SPD income before income taxes was $45.8 in 2014, an increase of $16.4 compared to 2013.  The increase in income before income taxes for 2014 is due primarily to higher sales volume and sales prices and lower SG&A costs.

Corporate

The Corporate segment reflects the administrative costs of the production, planning and logistics functions which are included in SG&A expenses in the operating segments but are elements of cost of sales in the Company’s Consolidated Statements of Income.  Such amounts were $32.6, $26.7 and $31.3 for 2015, 2014 and 2013, respectively.

Also included in Corporate are equity in earnings (losses) of affiliates from Armand, ArmaKleen and Natronx.  The decrease in equity in earnings of affiliates in 2015 is primarily due to the $17.0 Natronx impairment charge recorded in the second quarter of 2015.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Liquidity and capital resources

On December 4, 2015, the Company replaced its former $600.0 unsecured revolving credit facility with a $1,000.0 unsecured revolving credit facility (as amended from time to time, the “Credit Agreement”).  Under the Credit Agreement, the Company has the ability to increase its borrowing up to an additional $600.0, subject to lender commitments and certain conditions as described in the Credit Agreement.  Borrowings under the Credit Agreement are available for general corporate purposes and are used to support the Company’s $500.0 commercial paper program (the “Program”).  Total combined borrowing for both the Credit Agreement and the Program may not exceed $1,000.0.  Unless extended, the Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on December 4, 2020.

As of December 31, 2015, the Company had $330.0 in cash and cash equivalents, approximately $641.0 available through the revolving facility under its Credit Agreement and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $600.0, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement.  To preserve its liquidity, the Company invests its cash primarily in prime money market funds and short term bank deposits.

During the second quarter of 2015, the Company liquidated its subsidiary in the Netherlands and decided that the earnings of its subsidiary in France would no longer be permanently reinvested outside of the U.S. As a result, the Company repatriated cash of $93.0. The funds repatriated were used to reduce outstanding commercial paper. As a result of liquidating its subsidiary in the Netherlands, the Company recorded a tax benefit of $2.7 in the Consolidated Statement of Income and a deferred tax benefit of $11.6 through Accumulated Other Comprehensive Income in the second quarter of 2015. As of December 31, 2015, there remains $136.3 of cash and cash equivalents held by the foreign subsidiaries that is considered to be permanently reinvested outside of the U.S. These funds are not needed for operations in the U.S. If they were, the Company would be required to accrue and pay taxes in the U.S. to repatriate these funds. The Company’s intent is to permanently reinvest these funds outside the U.S., and the Company does not currently expect to repatriate them to fund U.S. operations.

On December 9, 2014, the Company closed an underwritten public offering of $300.0 aggregate principal amount of 2.45% Senior Notes due December 15, 2019 (the “2019 Notes”).  The 2019 Notes were issued under the first supplemental indenture (the “First Supplemental Indenture”), dated December 9, 2014, to the indenture dated December 9, 2014 (the “Base Indenture”), between the Company and Wells Fargo Bank, N.A., as trustee.  Interest on the 2019 Notes is payable semi-annually, beginning June 15, 2015.  The 2019 Notes will mature on December 15, 2019, unless earlier retired or redeemed pursuant to the terms of the First Supplemental Indenture.

On September 26, 2012, the Company closed an underwritten public offering of $400.0 aggregate principal amount of 2.875% Senior Notes due 2022 (the “2022 Notes”).  The 2022 Notes were issued under the second supplemental indenture, dated September 26, 2012 (the “BNY Mellon Second Supplemental Indenture”) to the indenture dated December 15, 2010 (the “BNY Mellon Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.  Interest on the 2022 Notes is payable semi-annually, beginning April 1, 2013.  The 2022 Notes will mature on October 1, 2022, unless earlier retired or redeemed pursuant to the terms of the BNY Mellon Second Supplemental Indenture.

On December 15, 2010, the Company completed an underwritten public offering of $250.0 aggregate principal amount of 3.35% Senior Notes due 2015 (the “2015 Notes”).  On December 15, 2015, the 2015 Notes matured.  The 2015 Notes and accrued interest were repaid using primarily commercial paper borrowings.

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

On February 2, 2016, the Board declared a 6% increase in the regular quarterly dividend from $0.335 to $0.355 per share, equivalent to an annual dividend of $1.42 per share as of February 16, 2015.  The decision raises the annual dividend payout from $175.0 to approximately $185.0, and maintains the Company’s payout of dividends relative to net income at approximately 40%.

On January 28, 2015, the Board authorized a new share repurchase program, under which the Company may repurchase up to $500 in shares of Common Stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program replaced the 2014 Share Repurchase Program.  The Company also continued its evergreen share repurchase program, authorized by the Board on

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

In 2015, the Company purchased approximately 4.4 million shares of Common Stock for $363.1, of which $88.0 was purchased under the evergreen share repurchase program and $275.1 was purchased under the 2015 Share Repurchase Program, including an accelerated share repurchase contract with a commercial bank to repurchase 2.6 million shares of Common Stock at a cost of $215.0.

In connection with the Company’s 2015 Share Repurchase Program and its evergreen repurchase program, on February 8, 2016, the Company initiated open market purchases with the objective of purchasing up to a total of $200. The Company anticipates all of the purchases will be completed during the first quarter of 2016.

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be approximately $55.0 in 2016, fund its share repurchase programs to the extent implemented by management and pay dividends at the latest approved rate.  Cash, together with the Company’s current borrowing capacity, may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.  The Company does not have any mandatory fixed rate debt principal payments in 2016.

Cash Flow Analysis

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Net cash provided by operating activities	$606.1	$540.3	$499.6
Net cash used in investing activities	$(141.2)	$(288.4)	$(77.1)
Net cash used in financing activities	$(535.0)	$(306.6)	$(259.8)

2015 compared to 2014

Net Cash Provided by Operating Activities – The Company’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  The Company’s net cash provided by operating activities in 2015 increased by $65.8 to $606.1 compared to 2014 due to higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges) and lower working capital.  The decrease in working capital is primarily due to lower accounts receivable as a result of factoring $37.8 to a bank and higher accounts payable and accrued expenses due to the timing of invoice payments.  This was partially offset by higher inventory in support of higher sales.  The Company measures working capital effectiveness based on its cash conversion cycle.  The Company's cash conversion cycle (defined as days in accounts receivable plus days in inventory less days in accounts payable) which is calculated using a 2 period average method, improved 5 days from the prior year amount of 32 days to 27 days at December 31, 2015 due primarily to improved accounts receivable of 4 days and accounts payable of 2 days.  Inventory increased 1 day from 49 to 50 days.  The improvement in the Company's cash conversion cycle reflects the Company's continued focus on reducing its average working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during 2015 was $141.2, principally reflecting $74.9 for the VI-COR Acquisition and $61.8 for property, plant and equipment expenditures, in part due to the Company’s new gummy dietary supplement manufacturing facility in York, Pennsylvania.

Net Cash Used in Financing Activities – Net cash used in financing activities 2015 was $535.0, primarily reflecting $363.1 of repurchases of Common Stock, $175.3 of cash dividend payments and repayment of a $250.0 bond that matured in 2015, partially offset by higher commercial paper and short term borrowings of $211.7 and $44.3 of proceeds and tax benefits from stock option exercises.

2014 compared to 2013

Net Cash Provided by Operating Activities – The Company’s net cash provided by operating activities in 2014 increased $40.7 to $540.3 compared to 2013 due to higher net income and a slight increase in working capital.  Net cash provided by operating activities in 2013 was negatively affected by the deferred payment of the fourth quarter 2012 federal tax obligation of $36.0 as allowed by the IRS due to the impact of Hurricane Sandy.

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

Financial Covenant

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA” and defined in the Credit Agreement that was revised in December 2015) is a component of the financial covenant contained in the Credit Agreement.  The financial covenant includes a leverage ratio (total funded debt to Adjusted EBITDA), which, if not met, could result in an event of default and trigger the early acceleration of amounts owing under the Credit Agreement and the early termination of commitments under the Credit Agreement.  Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities determined in accordance with accounting principles generally accepted in the U.S.  The Company’s leverage ratio for the twelve months ended December 31, 2015 was 1.4, which is below the maximum of 3.5 permitted under the Credit Agreement.

The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable U.S. GAAP financial measure) to Adjusted EBITDA for 2015 is as follows:

Net Cash Provided by Operating Activities	$606.1
Interest paid	29.0
Current Income Tax Provision	201.0
Excess Tax Benefit on Stock Options Exercised	15.8
Change in Working Capital and Other Liabilities	(38.6)
Adjusted EBITDA (per Credit Agreement)	$813.3

Commitments as of December 31, 2015

The table below summarizes the Company’s material contractual obligations and commitments as of December 31, 2015.

	Payments Due by Period
			2017 to	2019 to	After
	Total	2016	2018	2020	2020
Short & Long-Term Debt
2.45% Senior Notes due 2019	$300.0	$0.0	$0.0	$300.0	$0.0
2.875% Senior Notes due 2022	400.0	0.0	0.0	0.0	400.0
Commercial paper issuances	354.5	354.5	0.0	0.0	0.0
Debt obligations of foreign subsidiaries	2.7	2.7	0.0	0.0	0.0
	1,057.2	357.2	0.0	300.0	400.0
Interest on Fixed Rate Debt(1)	109.9	18.9	37.7	30.3	23.0
Lease Obligations	190.8	25.3	43.1	34.9	87.5
Other Long-Term Liabilities
Letters of Credit and Performance Bonds(2)	4.1	4.1	0.0	0.0	0.0
Pension Contributions(3)	2.3	2.3	0.0	0.0	0.0
Purchase Obligations(4)	250.4	149.0	81.4	17.6	2.4
Other(5)	14.7	5.7	1.0	1.0	7.0
Total	$1,629.4	$562.5	$163.2	$383.8	$519.9
(1)	Represents interest on the Company’s 2.45% Senior Notes due in 2019 and 2.875% Senior Notes due in 2022.
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

(4)

The Company has outstanding purchase obligations with suppliers at the end of 2015 for raw, packaging and other materials and services in the normal course of business.  These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding, and do not represent total anticipated purchases.

(5)	Other includes payments for stadium naming rights for a period of 20 years until December 2032.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

OTHER ITEMS

Market risk

Concentration of Risk

A group of three customers accounted for approximately 35%, 36% and 35% of consolidated net sales in 2015, 2014 and 2013, respectively, of which a single customer, Wal-Mart, accounted for approximately 24%, 25% and 24% in 2015, 2014 and 2013, respectively.

Interest Rate Risk

The Company had outstanding total debt at December 31, 2015, of $1,050.0, net of debt issuance costs, of which 66% has a fixed weighted average interest rate of 2.69% and the remaining 34% constituted principally commercial paper issued by the Company that currently has a weighted average interest rate of less than 0.8%.  In December 2014, the Company entered into interest rate swap agreements on an aggregate notional amount of $300.0 to convert the fixed interest rate on the 2019 Notes to a floating rate of three-month LIBOR plus a fixed spread of 0.756%.

Other Market Risks

The Company is also subject to market risks relating to its diesel fuel costs, fluctuations in foreign currency exchange rates, and changes in the market price of the Common Stock.  Refer to Note 3 to the Consolidated Financial Statements for a discussion of these market risks and the derivatives used to manage the risks associated with changing diesel fuel prices, foreign exchange rates and the price of the Company’s common stock.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section.   Refer to page 49 of this Annual Report.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that as of December 31, 2015, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting.  Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedule appear on pages 51 and 52 of this Annual Report on Form 10-K.

/s/ Matthew T. Farrell	/s/ Richard A. Dierker
Matthew T. Farrell	Richard A. Dierker
President and Chief Executive Officer	Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Church & Dwight Co., Inc.
Ewing, New Jersey

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Church & Dwight Co., Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, NJ

February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Church & Dwight Co., Inc.
Ewing, New Jersey

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 19, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Parsippany, NJ

February 19, 2016

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net Sales	$3,394.8	$3,297.6	$3,194.3
Cost of sales	1,883.0	1,844.7	1,756.3
Gross Profit	1,511.8	1,452.9	1,438.0
Marketing expenses	417.5	416.9	399.8
Selling, general and administrative expenses	420.1	394.8	416.0
Income from Operations	674.2	641.2	622.2
Equity in earnings (losses) of affiliates	(5.8)	11.6	2.8
Investment earnings	1.5	2.3	2.6
Other income (expense), net	(4.0)	(2.8)	(2.1)
Interest expense	(30.5)	(27.4)	(27.7)
Income before Income Taxes	635.4	624.9	597.8
Income taxes	225.0	211.0	203.4
Net Income	$410.4	$413.9	$394.4

Weighted average shares outstanding - Basic	131.1	135.1	138.6
Weighted average shares outstanding - Diluted	133.6	137.5	141.2
Net income per share - Basic	$3.13	$3.06	$2.85
Net income per share - Diluted	$3.07	$3.01	$2.79
Cash dividends per share	$1.34	$1.24	$1.12

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2015	2014	2013
Net Income	$ 410.4	$ 413.9	$ 394.4
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(22.1)	(29.1)	(10.1)
Defined benefit plan adjustments gain (loss)	6.2	(4.7)	7.5
Income (loss) from derivative agreements	4.7	(1.1)	0.3
Other comprehensive (loss) income	(11.2)	(34.9)	(2.3)
Comprehensive income	$ 399.2	$ 379.0	$ 392.1

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$ 330.0	$ 423.0
Accounts receivable, less allowances of $1.0 and $1.9	276.2	322.9
Inventories	274.0	245.9
Other current assets	25.8	26.3
Total Current Assets	906.0	1,018.1

Property, Plant and Equipment, Net	609.6	616.2
Equity Investment in Affiliates	8.4	24.8
Trade Names and Other Intangibles, Net	1,269.5	1,272.4
Goodwill	1,354.9	1,325.0
Other Assets	108.5	102.7
Total Assets	$ 4,256.9	$ 4,359.2

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$ 357.2	$ 146.7
Current portion of long-term debt	0.0	249.9
Accounts payable and accrued expenses	508.3	507.7
Income taxes payable	7.2	1.0
Total Current Liabilities	872.7	905.3

Long-term Debt	692.8	690.0
Deferred Income Taxes	484.8	470.6
Deferred and Other Long-term Liabilities	158.3	163.1
Pension, Postretirement and Postemployment Benefits	25.1	28.3
Total Liabilities	2,233.7	2,257.3

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	376.4	364.8
Retained earnings	2,650.0	2,414.9
Accumulated other comprehensive loss	(45.9)	(34.7)
Common stock in treasury, at cost: 16,473,506 shares in 2015 and 13,075,944 shares in 2014	(1,103.7)	(789.5)
Total Stockholders' Equity	2,023.2	2,101.9
Total Liabilities and Stockholders’ Equity	$ 4,256.9	$ 4,359.2

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash Flow From Operating Activities
Net Income	$410.4	$413.9	$394.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	58.3	57.1	59.7
Amortization expense	42.7	34.1	30.8
Deferred income taxes	24.0	12.7	11.1
Equity in net earnings of affiliates	(11.6)	(11.6)	(2.8)
Distributions from unconsolidated affiliates	12.0	12.5	7.7
Non-cash pension settlement charge	8.4	0.0	0.0
Non-cash compensation expense	16.1	17.0	17.0
Asset impairment charge and other asset write-offs	19.2	6.4	8.4
Other	5.7	3.2	2.5
Change in assets and liabilities:
Accounts receivable	33.5	(1.8)	(31.2)
Inventories	(38.5)	1.8	(7.3)
Other current assets	(2.0)	(0.6)	(1.5)
Accounts payable and accrued expenses	21.8	2.4	67.9
Income taxes payable	29.7	17.5	(23.8)
Excess tax benefit on stock options exercised	(15.8)	(18.5)	(13.1)
Other operating assets and liabilities, net	(7.8)	(5.8)	(20.2)
Net Cash Provided By Operating Activities	606.1	540.3	499.6
Cash Flow From Investing Activities
Additions to property, plant and equipment	(61.8)	(70.5)	(67.1)
Acquisitions	(74.9)	(215.7)	0.0
Other	(4.5)	(2.2)	(10.0)
Net Cash Used In Investing Activities	(141.2)	(288.4)	(77.1)
Cash Flow From Financing Activities
Long-term debt borrowings	0.0	299.8	0.0
Long-term debt (repayments)	(250.0)	0.0	0.0
Short-term debt borrowings (repayments)	211.7	(6.7)	(99.4)
Proceeds from stock options exercised	28.5	32.7	22.0
Excess tax benefit on stock options exercised	15.8	18.5	13.1
Payment of cash dividends	(175.3)	(167.5)	(155.2)
Purchase of treasury stock	(363.1)	(478.8)	(50.1)
Deferred financing costs	(1.4)	(4.2)	0.0
Other	(1.2)	(0.4)	9.8
Net Cash Used In Financing Activities	(535.0)	(306.6)	(259.8)
Effect of exchange rate changes on cash and cash equivalents	(22.9)	(19.2)	(8.8)
Net Change In Cash and Cash Equivalents	(93.0)	(73.9)	153.9
Cash and Cash Equivalents at Beginning of Period	423.0	496.9	343.0
Cash and Cash Equivalents at End of Period	$330.0	$423.0	$496.9

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash paid during the year for:
Interest (net of amounts capitalized)	$29.0	$25.7	$26.4
Income taxes	$174.8	$181.5	$219.2
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$5.3	$14.5	$1.9

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014 and 2013

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2012	146.4	(7.6)	$146.4	$318.8	$1,929.3	$2.5	$(336.1)	$2,060.9	$0.2	$2,061.1
Net income	0.0	0.0	0.0	0.0	394.4	0.0	0.0	394.4	0.0	394.4
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0	(2.3)	0.0	(2.3)	0.0	(2.3)
Cash dividends	0.0	0.0	0.0	0.0	(155.2)	0.0	0.0	(155.2)	0.0	(155.2)
Stock purchases	0.0	(0.9)	0.0	0.0	0.0	0.0	(50.1)	(50.1)	0.0	(50.1)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $13.4	0.0	1.0	0.0	34.1	0.0	0.0	18.1	52.2	0.0	52.2
Other stock issuances	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	(0.1)
December 31, 2013	146.4	(7.5)	$146.4	$352.9	$2,168.5	$0.2	$(368.1)	$2,299.9	$0.1	$2,300.0
Net income	0.0	0.0	0.0	0.0	413.9	0.0	0.0	413.9	0.0	413.9
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(34.9)	0.0	(34.9)	0.0	(34.9)
Cash dividends	0.0	0.0	0.0	0.0	(167.5)	0.0	0.0	(167.5)	0.0	(167.5)
Stock purchases	0.0	(6.9)	0.0	0.0	0.0	0.0	(478.8)	(478.8)	0.0	(478.8)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $18.8	0.0	1.3	0.0	11.3	0.0	0.0	56.3	67.6	0.0	67.6
Other stock issuances	0.0	0.0	0.0	0.6	0.0	0.0	1.1	1.7	(0.1)	1.6
December 31, 2014	146.4	(13.1)	$146.4	$364.8	$2,414.9	$(34.7)	$(789.5)	$2,101.9	$0.0	$2,101.9
Net income	0.0	0.0	0.0	0.0	410.4	0.0	0.0	410.4	0.0	410.4
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(11.2)	0.0	(11.2)	0.0	(11.2)
Cash dividends	0.0	0.0	0.0	0.0	(175.3)	0.0	0.0	(175.3)	0.0	(175.3)
Stock purchases	0.0	(4.4)	0.0	0.0	0.0	0.0	(363.1)	(363.1)	0.0	(363.1)
Transfer of stock for settlement of share repurchase agreement	0.0	0.1	0.0	(4.1)	0.0	0.0	4.1	0.0	0.0	0.0
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $15.8	0.0	1.0	0.0	15.7	0.0	0.0	44.8	60.5	0.0	60.5
December 31, 2015	146.4	(16.4)	$146.4	$376.4	$2,650.0	$(45.9)	$(1,103.7)	$2,023.2	$0.0	$2,023.2

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

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the U.S. and include the accounts of the Company and its majority‑owned subsidiaries.  For equity investments in which the Company does not control or have the ability to exert significant influence over the investee, which generally is when the Company has less than a 20% ownership interest, the investments are accounted for under the cost method.  In circumstances where the Company has greater than a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee, the investment is accounted for under the equity method.  As a result, the Company accounts for its 50% interest in its Armand Products Company (“Armand”) joint venture and its 50% interest in The ArmaKleen Company (“ArmaKleen”) joint venture under the equity method.  The Company’s one-third interest in its Natronx Technologies, LLC (“Natronx”) joint venture was accounted for under the equity method until the remaining investment in it was fully impaired in the second quarter of 2015.  Armand, ArmaKleen and Natronx are specialty chemical businesses, and the Company’s equity earnings (losses) in them are reported in the Company’s corporate segment, as described in Note 17.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Sales of Accounts Receivable

The Company entered into a factoring agreement with a financial institution to sell certain customer receivables at discounted rates in 2015.  Transactions under this agreement are accounted for as sales of accounts receivable and were removed from the Consolidated Balance Sheet at the time of the sales transaction.  The Company factored $37.8 in 2015.

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

SG&A expenses include, among others, costs related to functions such as sales, corporate management, research and development, marketing administration, information technology and legal.  Such costs include salary compensation related costs (such as benefits, incentive compensation and profit sharing), stock option costs, depreciation, travel and entertainment related expenses, professional and other consulting fees and amortization of intangible assets.

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

Inventories

Inventories are valued at the lower of cost or market.  Approximately 19% and 20% of the inventory at December 31, 2015 and 2014, respectively, including substantially all inventory in the Company’s Specialty Products Division (“SPD”)  segment as well as domestic inventory sold primarily under the ARM & HAMMER trademark in the Consumer Domestic segment, was determined utilizing the last-in, first-out (“LIFO”) method.  The cost of the remaining inventory was determined using the first-in, first-out (“FIFO”) method.  The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value.  The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions.  Estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products.  The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required.  Adjustments to reflect inventory at net realizable value were $12.6 at December 31, 2015, and $8.3 at December 31, 2014.

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

It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) the businesses or brands do not perform as projected, (ii) overall economic conditions in 2016 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.  A future impairment charge for goodwill or intangible assets could have a material effect on the Company’s consolidated financial position or results of operations.

Research and Development

The Company incurred research and development expenses in the amount of $64.7, $59.8 and $61.8 in 2015, 2014 and 2013, respectively.  These expenses are included in SG&A expenses and are expensed as incurred.

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

	2015	2014	2013
Weighted average common shares outstanding - basic	131.1	135.1	138.6
Dilutive effect of stock options	2.5	2.4	2.6
Weighted average common shares outstanding - diluted	133.6	137.5	141.2
Antidilutive stock options outstanding	1.1	1.2	1.6

Employee and Director Stock Option Based Compensation

The fair value of share-based compensation is determined at the grant date and the related expense is recognized over the required employee service period in which the share-based compensation vests.  In 2015, the Company recorded pre-tax expense of $16.1 associated with the fair-value of unvested stock options and restricted stock awards, of which $14.5 was included in SG&A expenses and $1.6 was included in cost of sales.  In 2014, the Company recorded pre-tax expense of $17.0 associated with the fair-value of unvested stock options and restricted stock awards, of which $15.4 was included in SG&A expenses and $1.6 was included in cost of sales.  In 2013, the Company recorded pre-tax expense of $17.0 associated with the fair-value of unvested stock options and restricted stock awards, of which $15.5 was included in SG&A expenses and $1.5 was included in cost of sales.

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

New Accounting Pronouncements Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance intended to simplify the presentation of deferred income taxes. Under the new guidance, deferred tax liabilities and deferred tax assets are to be classified as noncurrent in the statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update.  The Company elected to retrospectively adopt the new requirements in the fourth quarter of 2015.  Adoption resulted in a decrease in current Deferred Income Taxes of $14.4, an increase in Other Assets of $0.9 and a decrease in the long-term Deferred Income Taxes of $13.5 in the Company’s financial position as of December 31, 2014.  The new requirements had no impact on the Company’s results of operations or cash flows.

In April 2015, the FASB issued guidance that changes the presentation of certain debt issuance costs in the financial statements.  The guidance requires debt issuance costs to be presented as a direct deduction from the associated debt liability rather than as an asset.  Amortization of the costs will continue to be reported as interest expense.  The Company elected to retrospectively adopt the new requirements in the fourth quarter of 2015.  Adoption resulted in a decrease in Other Assets of $8.6 with a corresponding decrease

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

in Long-term Debt in the Company’s financial position as of December 31, 2014.  The new requirements had no impact on the Company’s results of operations or cash flows.

New Accounting Pronouncements Issued

In May 2014, the FASB issued guidance that clarifies the principles for recognizing revenue.  The guidance provides that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to receive for those goods or services.  The guidance is effective for annual and interim periods beginning after December 15, 2017, and allows companies to apply the requirements retrospectively, either to all prior periods presented or through a cumulative adjustment in the year of adoption.  Early adoption is allowed for annual and interim periods beginning after December 15, 2016.  The Company is currently evaluating the impact, if any, that the adoption of the guidance will have on its consolidated financial position, results of operations or cash flows.

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

In July 2015, the FASB issued guidance on simplifying the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted, and is required to be applied prospectively. This guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2015 and December 31, 2014:

		December 31, 2015		December 31, 2014
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$89.3	$89.3	$298.0	$298.0
Financial Liabilities:
Short-term borrowings	Level 2	357.2	357.2	146.7	146.7
2.875% Senior notes	Level 2	399.7	390.5	399.7	393.3
3.35% Senior notes	Level 2	0.0	0.0	249.9	255.6
2.45% Senior notes	Level 2	299.9	296.0	299.8	298.6
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	1.3	1.3	(0.9)	(0.9)

 The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the twelve months ended December 31, 2015.

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

Hedged Fixed Rated Debt: The interest rate swap agreements convert the fixed interest rate to a variable rate based on LIBOR. These agreements are designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted for as fair value hedges.  The fair value of these interest rate swap agreements is reflected in the Consolidated Balance Sheet within Other Assets or Deferred and Other Long-term Liabilities, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

Other:  The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of December 31, 2015 and 2014.

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

During 2015 and 2014, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments.  The tables following the discussion of the derivative instruments below summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated statements of income and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products.  These carriers currently charge the Company a basic rate per mile for diesel fuel price increases.  During 2015 and 2014, the Company entered into hedge agreements with counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel.  Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to it common carriers.  The agreements covered approximately 63% of the Company’s 2015 diesel fuel requirements and are expected to cover approximately 32% of the Company’s estimated diesel fuel requirements for 2016.  These diesel fuel hedge agreements qualify for hedge accounting.  Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income (Loss) on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/ Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in U.S. Dollar, Canadian Dollar, Pound and Euro.  The Company entered into forward exchange contracts to protect itself from the risk that, due to fluctuations in currency exchange rates, it would be adversely affected by net cash outflows.  The face value of the unexpired contracts as of December 31, 2015 totaled $151.2 in U.S. Dollars, of which $118.0 qualify as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

Interest Rate Swaps

On December 9, 2014, the Company entered into interest rate swap agreements that effectively convert the interest rate on the $300.0 aggregate principal amount of 2.45% senior notes, due December 15, 2019, to a floating rate of three-month LIBOR plus a fixed spread of 0.756%.  These interest rate swap agreements have been designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted as fair value hedges. The fair value of these interest rate swap agreements is reflected in the Consolidated Balance Sheet within Other Assets or Deferred and Other Long-term Liabilities, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following tables summarize the fair value of the Company’s derivative instruments and the effect of such derivative instruments on the Company’s Consolidated Statements of Income and on Other Comprehensive Income (“OCI”):

		Notional Amount
		December 31,	Fair Value at December 31,
	Balance Sheet Location	2015	2015	2014
Derivatives designated as hedging instruments
Asset Derivatives
Foreign exchange contracts	Other current assets	$77.2	$5.0	$2.8
Foreign exchange contracts	Other assets	$29.9	1.3	0.0
Interest rate swap	Other assets	$300.0	1.3	0.0
Total assets			$7.6	$2.8

Liability Derivatives
Diesel fuel contracts	Accounts payable and accrued expenses	2.0 gallons	$1.9	$4.4
Foreign exchange contracts	Deferred and other long-term liabilities	$10.9	0.3	0.0
Interest rate swap	Deferred and other long-term liabilities	Not applicable	0.0	0.9
Total liabilities			$2.2	$5.3
Derivatives not designated as hedging instruments
Asset Derivatives
Equity derivatives	Other current assets	Not applicable	$0.0	$2.8
Foreign exchange contracts	Other current assets	$33.2	1.8	0.0
Total assets			$1.8	$2.8

Liability Derivatives
Equity derivatives	Other current liabilities	$32.4	$0.1	$0.0
Total liabilities			$0.1	$0.0

		Amount of Gain (Loss) Recognized in OCI
		from Derivatives
	Other Comprehensive Income (Loss)	For the Year Ended December 31,
	Location	2015	2014	2013
Derivatives designated as hedging instruments
Diesel fuel contracts (net of taxes)	Other comprehensive income (loss)	$1.5	$(3.0)	$0.1
Foreign exchange contracts (net of taxes)	Other comprehensive income (loss)	3.2	1.9	0.2
Total gain (loss) recognized in OCI		$4.7	$(1.1)	$0.3

		Amount of Gain (Loss) Recognized in Income
		For the Year Ended December 31,
	Income Statement Location	2015	2014	2013
Derivatives not designated as hedging instruments
Equity derivatives	Selling, general and administrative expenses	$2.1	$4.7	$5.3
Foreign exchange contracts	Other income (expense), net	3.4	0.0	(0.1)
Total gain (loss) recognized in income		$5.5	$4.7	$5.2

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  The fair values of the derivative instruments disclosed above were measured based on Level 2 inputs (observable market-based inputs or unobservable inputs that are corroborated by market data).

4.	Inventories

Inventories consist of the following:

	December 31,	December 31,
	2015	2014
Raw materials and supplies	$84.6	$70.8
Work in process	33.1	25.0
Finished goods	156.3	150.1
Total	$274.0	$245.9

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Inventories valued using the LIFO method totaled $53.2 and $49.3 at December 31, 2015 and 2014, respectively, and would have been approximately $3.8 and $4.3 higher, respectively, had they been valued using the FIFO method.  The amount of LIFO liquidations in 2015 and 2014 were immaterial.

5.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consist of the following:

	December 31,	December 31,
	2015	2014
Land	$25.2	$25.5
Buildings and improvements	277.3	281.7
Machinery and equipment	665.2	599.3
Software	84.9	86.4
Office equipment and other assets	59.2	57.2
Construction in progress	33.2	71.5
Gross PP&E	1,145.0	1,121.6
Less accumulated depreciation and amortization	535.4	505.4
Net PP&E	$609.6	$616.2

	For the Year Ended December 31,
	2015	2014	2013
Depreciation and amortization on PP&E	$58.3	$57.1	$59.7

6.	Acquisitions

On January 2, 2015, the Company acquired the assets of Varied Industries Corporation (“VI-COR Acquisition”), a manufacturer and seller of feed ingredients for cows, beef cattle, poultry and other livestock for cash consideration of $74.9, and a $5.0 payment to be made after one year if a certain operating performance is achieved.  The Company financed the acquisition with available cash.  Based on 2015 operating results, the Company anticipates making a $4.9 payment in 2016.  These brands are managed within the SPD segment.

The fair values of the net assets acquired are set forth as follows:

2015
VI-COR
Inventory and other working capital	$1.1
Property, plant and equipment and other long-term assets	6.4
Trade names and other intangibles	42.1
Goodwill	29.9
Purchase Price	79.5
Fair value of contingent payment due in one year	(4.6)
Cash purchase price as of December 31, 2015	$74.9

The life of the amortizable intangible assets recognized from the VI-COR Acquisition ranges from 5 - 15 years.  The goodwill is a result of expected synergies from combined operations of the acquired assets and the Company.  Pro forma results are not presented because the impact is not material to the Company’s consolidated financial results.

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
Lil’ Drug Store
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

7.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	December 31, 2015				December 31, 2014
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade names	$259.5	$(96.4)	$163.1	3-20	$255.3	$(85.2)	$170.1
Customer Relationships	372.4	(141.8)	230.6	15-20	347.3	(119.9)	227.4
Patents/Formulas	57.4	(41.9)	15.5	4-20	48.6	(38.3)	10.3
Non Compete Agreement	1.8	(1.5)	0.3	5-10	1.4	(1.4)	0.0
Total	$691.1	$(281.6)	$409.5		$652.6	$(244.8)	$407.8

Indefinite lived intangible assets - Carrying value

	December 31,	December 31,
	2015	2014
Trade names	$860.0	$864.6

The decrease in indefinite lived intangible assets is due to changes in foreign exchange rates.  The Company recognized intangible asset impairment charges within SG&A expenses during the three year period ended December 31, 2015 as follows:

	For the Year Ended December 31,
Segments:	2015	2014	2013
Consumer Domestic	$ 0.0	$ 5.0	$ 1.9
Consumer International	0.0	0.0	4.6
Total	$ 0.0	$ 5.0	$ 6.5

In 2014, the Company recorded an impairment charge of $5.0 for an intangible asset related to the Consumer Domestic segment.  This charge is included in selling, general and administrative expenses in this segment and was the result of reduced sales and profitability related to the product line.  The amount of the charge was determined from estimating that future cash flows would not be sufficient to recover the carrying amount of the asset.

The trade name impairment charges recorded in 2013 were a result of lower forecasted sales and profitability and increased competition.  The amount of the impairment charge was determined by comparing the estimated fair value of the asset to its carrying amount.  Fair value was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  Consequently, the Company determined that a Consumer Domestic and a Consumer International trade name should be re-

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

characterized from indefinite lived to finite lived assets.  The carrying value of these trade names was approximately $35.7 as of December 31, 2013 and is being amortized over 15 years.

The Company determined that the carrying value of all trade names as of December 31, 2015 and 2014, was recoverable based upon the forecasted cash flows and profitability of the brands.  In 2014, the results of the Company’s annual impairment test for indefinite lived trade names resulted in a personal care trade name whose fair value exceeded its carrying value by 11%.  In 2015, the fair value of this asset exceeded its carrying value by approximately 20%, based on improved and forecasted performance.  This trade name’s carrying value is approximately $37.0 and is considered an important asset to the Company.  The Company continues to monitor performance and should there be any significant change in forecasted assumptions or estimates, including sales, profitability and discount rate, the Company may be required to recognize an impairment charge.

Intangible amortization expense amounted to $39.9 for 2015, $31.7 for 2014 and $28.9 for 2013, respectively.  The Company estimates that intangible amortization expense will be approximately $38.4 in 2016 and approximately $38.0 in each of the next five years.

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2013	$1,154.8	$47.2	$20.2	$1,222.2
Lil' Drug Store Brands acquired goodwill	87.4	15.4	0.0	102.8
Balance at December 31, 2014	$1,242.2	$62.6	$20.2	$1,325.0
VI-COR acquired goodwill	0.0	0.0	29.9	29.9
Balance at December 31, 2015	$1,242.2	$62.6	$50.1	$1,354.9

The increase in goodwill and amortizable assets in 2015 is due to the VI-COR Acquisition and the increase in 2014 is due to the Lil’ Drug Store Brands Acquisition.  These assets are deductible for U.S. tax purposes.

The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2015, determined that the estimated fair value substantially exceeded the carrying values of all reporting units. The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.  The Company has never incurred a goodwill impairment charge.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2015	2014
Trade accounts payable	$293.9	$284.1
Accrued marketing and promotion costs	91.5	114.8
Accrued wages and related benefit costs	59.4	54.0
Other accrued current liabilities	63.5	54.8
Total	$508.3	$507.7

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

9.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,	December 31,
	2015	2014
Short-term borrowings
Commercial paper issuances	$354.5	$143.3
Various debt due to international banks	2.7	3.4
Total short-term borrowings	$357.2	$146.7

Long-term debt
2.875% Senior notes due October 1, 2022	$400.0	$400.0
Less: Discount	(0.3)	(0.3)
3.35% Senior notes due December 15, 2015	0.0	250.0
Less: Discount	0.0	(0.1)
2.45% Senior notes due December 15, 2019	300.0	300.0
Less: Discount	(0.1)	(0.2)
Debt issuance costs, net(1)	(8.1)	(8.6)
Fair value adjustment related to hedged fixed rate debt instrument	1.3	(0.9)
Total long-term debt	692.8	939.9
Less: current maturities	0.0	(249.9)
Net long-term debt	$692.8	$690.0
(1)	The Company retrospectively adopted new accounting guidance requiring debt issuance costs to be presented as a direct reduction of the associated liability. See Note 1 for further details.

Revolving Credit Facility

On December 4, 2015, the Company replaced its former $600.0 unsecured revolving credit facility with a $1,000.0 unsecured revolving credit facility (as amended, the “Credit Agreement”).  Under the Credit Agreement, the Company has the ability to increase its borrowing up to an additional $600.0, subject to lender commitments and certain conditions as described in the Credit Agreement.

Borrowings under the Credit Agreement are available for general corporate purposes, and are used to support the Company’s $500.0 commercial paper program (the “Program”).  Total combined borrowing for both the Credit Agreement and the Program may not exceed $1,000.0.  Unless extended, the Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on December 4, 2020.

Interest on the Company’s borrowings under the Credit Agreement will accrue at a per annum rate equal to the sum of (x) either (at the Company’s option) (i) the adjusted LIBOR rate (generally, the LIBOR rate for an interest period selected by the Company and adjusted for statutory reserves) or (ii) the Base Rate (generally the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s “prime rate” and (c) the LIBOR rate for an interest period of one month plus 1.00%) plus (y) the applicable margin. The applicable margin is determined based upon the corporate credit rating of the Company and ranges from 0.875% to 1.75% per annum, in the case of any borrowing bearing interest by reference to the adjusted LIBOR rate, and 0% to 0.75%, in the case of any borrowing bearing interest by reference to the Base Rate.

The Credit Agreement contains customary affirmative and negative covenants, including without limitation, restrictions on the indebtedness, liens, investments, asset dispositions, fundamental changes, changes in the nature of the business conducted, affiliate transactions, burdensome agreements and use of proceeds.

Under the Credit Agreement, the Company is required to maintain its leverage ratio, defined as the ratio of Consolidated Funded Indebtedness (as defined in the Credit Agreement) to Consolidated EBITDA, at a level no greater than 3.50 to 1.00.  However, if the Company consummates a material acquisition, the maximum leverage ratio increases to a level of 3.75 to 1.00 during the twelve month period commencing on the date of such acquisition.  The Company was in compliance with the financial covenant in the Credit Agreement as of December 31, 2015.

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

2.45% Senior Notes

On December 9, 2014, the Company closed an underwritten public offering of $300.0 aggregate principal amount of 2.45% Senior Notes due 2019 (the “2019 Notes”).  The 2019 Notes were issued under the first supplemental indenture (the “First Supplemental Indenture”), dated December 9, 2014, to the indenture dated December 9, 2014 (the “Base Indenture”), between the Company and Wells Fargo Bank, N.A., as trustee.  Interest on the 2019 Notes is payable semi-annually, beginning June 15, 2015.  The 2019 Notes will mature on December 15, 2019, unless earlier retired or redeemed as described below.

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

The Base Indenture and the First Supplemental Indenture contain covenants that, among other things, restrict the Company’s ability to create liens and engage in sale-leaseback transactions, consolidations, mergers and dispositions of all or substantially all of the Company's assets.  These covenants are subject to a number of exceptions and qualifications.

2.875% Senior Notes

On September 26, 2012, the Company closed an underwritten public offering of $400.0 aggregate principal amount of 2.875% Senior Notes due 2022 (the “2022 Notes”).  The 2022 Notes were issued under the second supplemental indenture dated September 26, 2012 (the “BNY Mellon Second Supplemental Indenture”) to the indenture dated December 15, 2010 (the “BNY Mellon Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”), as trustee.  Interest on the 2022 Notes is payable semi-annually, beginning April 1, 2013.  The 2022 Notes will mature on October 1, 2022, unless earlier retired or redeemed as described below.

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

The BNY Mellon Base Indenture and the BNY Mellon Second Supplemental Indenture contain covenants that, among other things, restrict the Company’s ability to create liens and engage in sale-leaseback transactions, consolidations, mergers and dispositions of all or substantially all of the Company's assets.  These covenants are subject to a number of exceptions and qualifications.

3.35% Senior Notes

On December 15, 2010, the Company completed an underwritten public offering of $250.0 aggregate principal amount of 3.35% Senior Notes due 2015 (the “2015 Notes”).  On December 15, 2015, the 2015 Notes matured.  The 2015 Notes and accrued interest were repaid using primarily commercial paper borrowings.

Commercial Paper

The Company has an agreement with two banks to establish a commercial paper program (the “Program”).  Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500.0.  The maturities of the notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the rating agencies designated in the agreement at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement.  If, for any reason, the Company is unable to access the commercial paper market, the revolving credit facility would be utilized to meet the Company’s short-term liquidity needs.  The Company had $354.5 of commercial paper outstanding as of December 31, 2015 with a weighted-average interest rate less than 0.8% and $143.3 as of December 31, 2014 with a weighted-average interest rate less than 0.5%.

Interest Rate Swaps

Concurrent with the 2019 Notes offering, the Company entered into interest rate swaps to hedge changes in the fair value of the 2019 Notes.  Under the terms of the swaps, the counterparties will pay the Company a fixed rate of 2.45% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 0.756%.  The fair value of these interest rate swap agreements is reflected in the Consolidated Balance Sheet within Other Assets or Deferred and Other Long-term Liabilities, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

Other Debt

The Company’s Brazilian subsidiary has lines of credit that enable it to borrow in its local currency subject to various interest rates that fluctuate with the interbank interest rate.  The various credit lines expire and are renewed on a regular basis.  Amounts available under the lines of credit total $5.1 at current exchange rates.  There were borrowings of $2.7 and $3.4 outstanding as of December 31, 2015 and 2014, respectively, under the lines of credit.

10.	Income Taxes

The components of income before taxes are as follows:

	2015	2014	2013
Domestic	$595.6	$574.1	$544.5
Foreign	39.8	50.8	53.3
Total	$635.4	$624.9	$597.8

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

	2015	2014	2013
Current:
U.S. federal	$161.4	$159.0	$151.7
State	25.5	24.4	24.7
Foreign	14.1	14.9	15.9
	201.0	198.3	192.3
Deferred:
U.S. federal	22.8	11.5	12.6
State	3.3	1.1	(1.7)
Foreign	(2.1)	0.1	0.2
	24.0	12.7	11.1
Total provision	$225.0	$211.0	$203.4

Deferred tax assets (liabilities) consist of the following at December 31:

	2015	2014
Deferred tax assets:
Accounts receivable	$4.6	$4.6
Deferred compensation	67.9	63.6
Pension, postretirement and postemployment benefits	8.7	9.9
Investment in Natronx	7.7	1.2
Other	24.4	26.0
Tax credit carryforwards/other tax attributes	14.4	1.9
International operating loss carryforwards	6.2	8.0
Total gross deferred tax assets	133.9	115.2
Valuation allowances	(16.3)	(12.0)
Total deferred tax assets	117.6	103.2
Deferred tax liabilities:
Goodwill	(193.5)	(174.7)
Trade names and other intangibles	(312.4)	(300.6)
Property, plant and equipment	(95.6)	(97.5)
Total deferred tax liabilities	(601.5)	(572.8)
Net deferred tax liability	$(483.9)	$(469.6)
Long term net deferred tax asset (1)	0.9	1.0
Long term net deferred tax liability (1)	(484.8)	(470.6)
Net deferred tax liability	$(483.9)	$(469.6)

(1)	The Company retrospectively adopted new accounting guidance requiring all deferred tax assets to be classified as noncurrent. See Note 1 for further details.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

	2015	2014	2013
Statutory rate	35%	35%	35%
Tax that would result from use of the federal statutory rate	$222.4	$218.7	$209.2
State and local income tax, net of federal effect	18.7	16.5	14.9
Varying tax rates of foreign affiliates	(2.6)	(3.6)	(3.1)
Benefit from domestic manufacturing deduction	(14.4)	(14.3)	(13.2)
Resolution of tax contingencies	0.0	(1.5)	0.0
Valuation Allowances	8.5	0.9	0.6
Other	(7.6)	(5.7)	(5.0)
Recorded tax expense	$225.0	$211.0	$203.4
Effective tax rate	35.4%	33.8%	34.0%

At December 31, 2015, certain foreign subsidiaries of the Company had net operating loss carryforwards of approximately $20.4.  Approximately $1.0 of such net operating loss carryforwards expire on various dates through December 31, 2018.  The remaining net operating loss carryforwards are not subject to expiration.

The Company believes that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized.  In recognition of this risk, the Company has provided a valuation allowance of $6.2 and $8.0 at December 31, 2015 and 2014, respectively, on the deferred tax asset relating to these net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of a foreign subsidiary will not be realized.  In recognition of this risk, the Company maintains a valuation allowance of $2.4 and $4.0 at December 31, 2015 and 2014, respectively, on these deferred tax assets.

In 2015, the Company reported an impairment charge relating to its investment in Natronx.  The Company believes that it is more likely than not that a tax benefit relating to the impairment will not be realized.  In recognition of this risk, the Company established a valuation allowance of $7.7 in 2015.

In 2015, the Company liquidated its subsidiary in the Netherlands and decided that the earnings of its subsidiary in France would no longer be permanently reinvested outside of the U.S.  As a result, the Company repatriated cash of $93.0.  The funds repatriated were used to reduce outstanding commercial paper.  As a result of liquidating its subsidiary in the Netherlands, the Company recorded a tax benefit of $2.7 in the Consolidated Statement of Income and a deferred tax benefit of $11.6 through Accumulated Other Comprehensive Income.  As of December 31, 2015, there remains $135.7 of undistributed earnings of foreign subsidiaries which are considered to be permanently reinvested for which U.S. deferred taxes have not been provided.  It is not practicable to determine the deferred tax liability on these earnings because of the large number of assumptions necessary to compute the tax.

In prior years, the Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities.  Under applicable accounting guidance, these tax positions do not meet the minimum threshold required for the related tax benefit to be recognized in the income statement.  The Company has no uncertain tax positions or unrecognized tax benefits at December 31, 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
Unrecognized tax benefits at January 1	$4.0	$5.9	$9.1
Gross increases - tax positions in prior period	0.0	0.0	0.9
Gross decreases - tax positions in prior period	(3.7)	(1.5)	0.0
Settlements	0.0	0.0	(3.7)
Lapse of statute of limitations	(0.3)	(0.4)	(0.4)
Unrecognized tax benefits at December 31	$0.0	$4.0	$5.9

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

The Company is subject to U.S. federal income tax as well as income tax in multiple state and international jurisdictions. The IRS has completed its audit of tax years through 2012.  The Company is currently under audit by several state and international taxing authorities for the years 2011 through 2014.  The Company does not anticipate that the settlement of audits within the next twelve months will result in a significant change in unrecognized tax benefits.

The Company’s policy for recording interest associated with uncertain tax positions is to record interest as a component of income before income taxes.  During the twelve months ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company recognized a net reversal of accrued interest expense associated with uncertain tax positions of approximately $0.2, $0.1, and $0.1, respectively.  As of December 31, 2015, the Company had no accrued interest expense relating to unrecognized tax benefits. As of December 31, 2014, the Company had $0.2 in accrued interest expense related to unrecognized tax benefits.

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

International Pension Plan Termination

On December 31, 2014, the Company terminated an international defined benefit pension plan under which approximately 270 participants, including approximately 90 active employees, had accrued benefits.  The Company completed the termination of this plan in the second quarter of 2015, after regulatory approvals were obtained.  The Company made a cash contribution of $0.5 to provide for final accrued benefits and recorded a one-time expense in SG&A of $8.9 ($6.7 after tax) in the Consumer International segment when the plan settlement was completed.  This expense is primarily attributable to pension settlement accounting rules which require accelerated recognition of actuarial losses that were to be amortized over the expected benefit lives of participants.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table provides information on the status of the defined benefit plans at December 31:

			Nonpension
	Pension Plans		Postretirement Plans
	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of year	$101.2	$100.6	$24.5	$21.8
Service cost	0.3	0.9	0.2	0.2
Interest cost	2.9	4.2	0.9	1.0
Plan participants’ contributions	0.0	0.0	0.3	0.3
Actuarial loss (gain)	(2.7)	10.3	(2.4)	3.0
Settlements/curtailments	(26.5)	(3.1)	0.0	0.0
Effects of exchange rate changes / other	(6.8)	(7.4)	(0.9)	(0.5)
Benefits paid	(4.2)	(4.3)	(1.3)	(1.3)
Benefit obligation at end of year	$64.2	$101.2	$21.3	$24.5
Change in Plan Assets:
Fair value of plan assets at beginning of year	$101.8	$100.2	0.0	0.0
Actual return on plan assets (net of expenses)	2.4	11.1	0.0	0.0
Employer contributions	3.0	3.3	1.0	1.0
Plan participants’ contributions	0.0	0.0	0.3	0.3
Settlements/curtailments	(29.9)	(1.2)	0.0	0.0
Effects of exchange rate changes / other	(6.9)	(7.3)	0.0	0.0
Benefits paid	(4.2)	(4.3)	(1.3)	(1.3)
Fair value of plan assets at end of year	$66.2	$101.8	$0.0	$0.0
Funded status at end of year, recorded in Pension and Postretirement Benefits	$2.0	$0.6	$(21.3)	$(24.5)
Amounts Recognized in Accumulated Other Comprehensive Income:
Prior Service Credit	$0.0	$0.1	$(0.2)	$(0.8)
Actuarial Loss	12.0	19.8	0.9	3.5
Net Loss (Income) Recognized in Accumulated Other Comprehensive Income	$12.0	$19.9	$0.7	$2.7

Amounts recognized in the statement of financial position consist of:

			Nonpension
	Pension Plans		Postretirement Plans
	2015	2014	2015	2014
Pension and Postretirement Benefits	$(3.1)	$(3.4)	$(21.3)	$(24.5)
Other Assets	5.1	4.0	0.0	0.0
Accumulated Other Comprehensive Loss (Income)	12.0	19.9	0.7	2.7
Net amount recognized at end of year	$14.0	$20.5	$(20.6)	$(21.8)
Accumulated benefit obligation	$62.9	$100.0	$0.0	$0.0

In 2015, the change in accumulated other comprehensive loss (income) was a $7.9 decrease in the Company’s remaining pension plan obligations and a $2.0 decrease in postretirement benefit plan obligations.  The changes are related to the change in discount rates for all plans, changes in other actuarial assumptions and the accelerated recognition of actuarial losses for the terminated international defined benefit pension plan.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Weighted‑average assumptions used to determine benefit obligations as of December 31 are as follows:

			Nonpension
	Pension Plans		Postretirement Plans
	2015	2014	2015	2014
Discount Rate	3.73%	3.54%	4.11%	3.77%
Rate of Compensation increase	4.31%	3.13%	N/A	N/A

Net Pension and Net Postretirement Benefit Costs consisted of the following components:

	Pension Costs			Nonpension Postretirement Costs
	2015	2014	2013	2015	2014	2013
Components of Net Periodic Benefit Cost:
Service cost	$0.3	$0.9	$1.1	$0.2	$0.2	$0.4
Interest cost	2.9	4.2	4.0	0.9	1.0	1.1
Expected return on plan assets	(4.8)	(6.1)	(4.2)	0.0	0.0	0.0
Amortization of prior service cost	0.0	0.0	0.0	(0.7)	(1.4)	(0.8)
Settlements/curtailments	9.6	0.3	0.0	0.0	0.0	(0.3)
Recognized actuarial loss (gain)	0.2	0.4	0.9	0.1	0.0	0.1
Net periodic benefit cost	$8.2	$(0.3)	$1.8	$0.5	$(0.2)	$0.5

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Pension Costs			Nonpension Postretirement Costs
	2015	2014	2013	2015	2014	2013
Discount Rate	3.47%	4.28%	4.15%	3.76%	4.54%	3.92%
Rate of Compensation increase	3.53%	3.13%	3.33%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.53%	6.16%	5.45%	N/A	N/A	N/A

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

The expected long-term rate of return on pension plan assets is selected by taking into account the historical trend, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and known economic and market conditions at the time of valuation.  A 50 basis point change in the expected long-term rate of return would result in an approximate $0.3 change in pension expense for 2016.

In 2016, amounts related to defined benefit plans in accumulated other comprehensive income expected to be recognized in the income statement are estimated to be income of approximately $0.1.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The fair values of the Company’s defined benefit pension plan assets by asset category are as follows:

		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Observable
		Assets	Inputs
Asset Category	Total	(Level 1)	(Level 2)
Cash & Cash Equivalents	$1.9	$1.9	$0.0
Equity Securities - Mutual Funds (a)	35.0	1.1	33.9
Money Market Funds	1.8	0.0	1.8
Bond Funds(b)	17.5	0.0	17.5
Global Multi-strategy Fund(c)	19.5	0.0	19.5
Government Fixed Income Securities(d)	22.4	0.0	22.4
Other (e)	3.7	0.2	3.5
December 31, 2014	$101.8	$3.2	$98.6
Cash & Cash Equivalents	$0.4	$0.4	$0.0
Equity Securities - Mutual Funds (a)	16.8	0.9	15.9
Bond Funds(b)	6.4	0.0	6.4
Global Multi-strategy Fund(c)	19.4	0.0	19.4
Government Fixed Income Securities(d)	19.1	0.1	19.0
Other (e)	4.1	0.3	3.8
December 31, 2015	$66.2	$1.7	$64.5

(a)

The equity securities represent mutual funds held primarily by the pension plans in the United Kingdom (U.K.) and Canada, which include both domestic and international equity securities as of December 31, 2014.  Due to the termination of the Canada pension plan in the second quarter of 2015, remaining equity securities represent mutual funds held primarily by the pension plans in the U.K. as of December 31, 2015.  Mutual funds are valued at quoted market prices, which represent the net asset values of shares held by the plans as of December 31, 2015 and December 31, 2014.

(b)

The bond funds principally consisted of corporate and municipal or local government bonds for the pension plans in Canada and the U.K. as of December 31, 2014.  Due to the termination of the Canada pension plan in the second quarter of 2015, remaining bond funds consist primarily of corporate bonds for pension plans in the U.K. as of December 31, 2015.

(c)

The global multi-strategy fund, which was purchased during 2014 for the pension plans in the U.K., represents a series of multiple asset diversified funds invested in equities, bonds and other investments.  The global multi-strategy fund is valued at the net asset value per unit multiplied by the number of units held as of the measurement date.

(d)	Government fixed income securities held by pension plans in the U.K. are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.
(e)	Other category includes other investments for pension plans in the international subsidiaries.

  The Company made cash contributions of approximately $3.0 to its pension plans in 2015 and $3.3 in 2014.  The Company estimates it will be required to make cash contributions to its pension plans of approximately $2.3 in 2016 to offset 2016 benefit payments and administrative costs in excess of investment returns.

The following benefit payments are expected to be paid from the defined benefit plans:

		Nonpension
	Pension	Postretirement
	Plans	Plans
2016	$2.4	$1.5
2017	2.4	1.6
2018	2.4	1.7
2019	2.5	1.7
2020	2.7	1.8
2021-2025	15.3	8.4

The accumulated postretirement benefit obligation has been determined by application of the provisions of the Company's medical plans, including established maximums and sharing of costs, relevant actuarial assumptions and health‑care cost trend rates projected

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

at approximately 7.0% for 2016 and decreasing to an ultimate rate of approximately 4.5% in 2029.  The Company has a maximum annual benefit based on years of service for participants over 65 years of age.

The following chart shows the effect of a 1% change in healthcare cost trends:

	2015	2014
Effect of 1% increase in health-care cost trend rates on:
Postretirement benefit obligation	$0.5	$1.5
Total of service cost and interest cost component	0.0	0.1
Effect of 1% decrease in health-care cost trend rates on:
Postretirement benefit obligation	(0.5)	(1.3)
Total of service cost and interest cost component	0.0	(0.1)

Other Benefit Plans

The Company also maintains a defined contribution profit sharing plan for domestic salaried and certain hourly employees.  Amounts charged to earnings for this plan were $12.5, $12.5 and $15.8 in 2015, 2014 and 2013, respectively.

The Company also has a domestic employee 401K savings plan.  The Company currently matches 100% of each employee’s contribution up to a maximum of 5% of the employee’s earnings.  Previously, it matched 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings. The Company’s matching contributions to the savings plan were $8.5, $4.5 and $4.5 in 2015, 2014 and 2013, respectively.

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

The liability to plan participants for contributions designated for notional investment in Common Stock is based on the quoted fair value of the Common Stock plus any dividends credited.  The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Common Stock.  At December 31, 2015 and 2014, the amount of the Company’s liability under the deferred compensation plan was $95.8 and $92.2, respectively and the funded balances amounted to $70.6 and $70.1, respectively.  The amounts charged to earnings, including the effect of the hedges, totaled $2.1, $1.8, and $2.8 in 2015, 2014 and 2013, respectively.

Non-employee members of the Company’s Board are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Common Stock.  Members of the Board are fully vested in their account balance.  As of December 31, 2015, there were approximately 161 thousand shares of Common Stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control.

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

Stock option transactions for the three years ended December 31, 2015 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2012	8.2	$32.81
Granted	1.7	61.89
Exercised	(1.0)	21.47
Cancelled	(0.1)	47.47
Outstanding as of December 31, 2013	8.8	$39.47
Granted	1.1	69.61
Exercised	(1.3)	25.14
Cancelled	(0.1)	56.31
Outstanding as of December 31, 2014	8.5	$45.50
Granted	1.1	83.81
Exercised	(0.9)	31.11
Cancelled	(0.1)	61.90
Outstanding as of December 31, 2015	8.6	$51.77	5.8	$284.1
Exercisable as of December 31, 2015	4.8	$37.06	4.1	$230.4

The following table summarizes information relating to options outstanding and exercisable as of December 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2015	Contractual Life	Price	12/31/2015	Price
$15.01 - $25.00	0.6	1.1	$22.02	0.6	$22.02
$25.01 - $35.00	2.1	3.4	$29.37	2.1	$29.37
$35.01 - $45.00	0.8	5.2	$40.57	0.8	$40.57
$45.01 - $55.00	1.3	5.9	$53.80	1.3	$53.80
$55.01 - $65.00	1.6	6.9	$61.88	0.0	$55.08
$65.01 - $75.00	1.1	8.2	$69.54	0.0	$0.00
$75.01 - $85.00	1.1	9.4	$83.82	0.0	$0.00
	8.6	5.8	$51.77	4.8	$37.06

The table above represents the Company’s estimate of options fully vested and expected to vest.  Expected forfeitures are not material and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	2015	2014	2013
Intrinsic Value of Stock Options Exercised	$49.0	$58.0	$42.2
Stock Compensation Expense Related to Stock Option Awards	$14.8	$15.2	$15.5
Issued Stock Options	1.1	1.1	1.7
Weighted Average Fair Value of Stock Options issued (per share)	$13.70	$12.82	$10.92
Fair Value of Stock Options Issued	$15.3	$15.0	$18.1

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2015	2014	2013
Risk-free interest rate	2.0%	2.0%	1.4%
Expected life in years	6.3	6.2	6.2
Expected volatility	17.2%	20.4%	21.2%
Dividend yield	1.6%	1.8%	1.8%

The fair value of stock options is based upon the Black Scholes option pricing model.  The Company determined the stock options’ lives based on historical exercise behavior and their expected volatility and dividend yield based on the historical changes in stock price and dividend payments.  The risk free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2015, there was a fair value of $8.4 related to unamortized stock option compensation expense, which is expected to be recognized over the next three years.  The Company’s Consolidated Statements of Cash Flow reflect an add back to Net Cash Provided by Operating Activities of $16.1, $17.0 and $17.0 in 2015, 2014 and 2013, respectively, for non-cash compensation expense, primarily stock option expense.  Cash flow from Financing Activities includes $15.8, $18.5 and $13.1 in 2015, 2014 and 2013, respectively, of excess tax benefits on stock options exercised.  The total tax benefit for 2015, 2014 and 2013 was $15.8, $18.8 and $13.4, respectively.

13.	Share Repurchases

On January 28, 2015, the Board authorized a new share repurchase program, under which the Company may repurchase up to $500 million in shares of Common Stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program replaced the 2014 Share Repurchase Program.  The Company also continued its evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

In 2015, the Company purchased approximately 4.4 million shares of Common Stock for $363.1, of which $88.0 was purchased under the evergreen share repurchase program and $275.1 was purchased under the 2015 Share Repurchase Program, including an accelerated share repurchase contract with a commercial bank to repurchase 2.6 million shares of Common Stock at a cost of $215.0.  As a result of the Company’s purchases, there remained $224.9 under the 2015 Share Repurchase Program as of December 31, 2015.

14.	Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The components of changes in accumulated other comprehensive income (“AOCI”) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance December 31, 2012	$ 22.8	$ (20.5)	$ 0.2	$ 2.5
Other comprehensive income before reclassifications	(10.1)	11.2	(0.8)	0.3
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	1.0	1.0
Tax benefit (expense)	0.0	(3.7)	0.1	(3.6)
Other comprehensive income (loss)	(10.1)	7.5	0.3	(2.3)
Balance December 31, 2013	$ 12.7	$ (13.0)	$ 0.5	$ 0.2
Other comprehensive income before reclassifications	(29.1)	(7.7)	(0.8)	(37.6)
Amounts reclassified to consolidated statement of income(a)	0.0	0.8	(1.4)	(0.6)
Tax benefit (expense)	0.0	2.2	1.1	3.3
Other comprehensive income (loss)	(29.1)	(4.7)	(1.1)	(34.9)
Balance December 31, 2014	$ (16.4)	$ (17.7)	$ (0.6)	$ (34.7)
Other comprehensive income before reclassifications	(35.8)	3.0	9.6	(23.2)
Amounts reclassified to consolidated statement of income(a)	0.0	5.2	(3.0)	2.2
Tax benefit (expense)	13.7	(2.0)	(1.9)	9.8
Other comprehensive income (loss)	(22.1)	6.2	4.7	(11.2)
Balance December 31, 2015	$ (38.5)	$ (11.5)	$ 4.1	$ (45.9)
(a)	Amounts reclassified to cost of sales and selling, general and administrative expenses.

15.	Commitments, Contingencies and Guarantees

Commitments

a. Operating lease rent expense, included in income from operations, amounted to $18.5, $19.7 and $20.9 in 2015, 2014 and 2013, respectively.  Beginning January 1, 2013, financing lease expense was recorded primarily for the Company’s Corporate Headquarters building.  In 2015, interest expense associated with this lease amounted to $4.1 and depreciation expense amounted to $2.5.

The Company is obligated to pay minimum annual rentals under different operating and financing lease agreements as follows:

	Operating	Financing
	Leases	Leases	Total
2016	$19.5	$5.8	$25.3
2017	16.7	5.8	22.5
2018	14.6	6.0	20.6
2019	12.8	6.0	18.8
2020	10.0	6.1	16.1
2021 and thereafter	16.6	70.9	87.5
Total future minimum lease commitments	$90.2	$100.6	$190.8

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

c. As of December 31, 2015, the Company had commitments of approximately $265.1.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

d. As of December 31, 2015, the Company had the following guarantees: (i) $4.1 in outstanding letters of credit drawn on several banks which guarantee payment for such things as insurance claims in the event of the Company’s insolvency, (ii) an insolvency protection guarantee of approximately $17.2 to one of its United Kingdom pension plans effective January 1, 2011, and (iii) $2.5 worth of assets subject to guarantees for its Brazil operations for value added tax assessments and labor related cases currently under appeal,  including a bank guarantee for an office lease in France.

e. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3.  In addition to this initial payment, the Company was required to make advance royalty payments of up to $5.5 upon the launch of a product utilizing the licensed technology, of which the entire $5.5 had been made as of December 31, 2015.  The Company is required to make an additional $7.0 license payment upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration for products incorporating the acquired technology.

Environmental matter

f. In 2000, the Company acquired majority ownership in its Brazilian subsidiary, Quimica Geral Do Nordeste S.A. (“QGN”).  The acquired operations included an inorganic salt manufacturing plant which began site operations in the late 1970’s.  Located on the site were two closed landfills, two active landfills and a pond for the management of process waste streams.  In 2009, QGN was advised by the environmental authority in the State of Bahia, the Institute of the Environment (“IMA”), that the plant was discharging contaminants into an adjacent creek.  After learning of the discharge, QGN took immediate action to cease the discharge and retained two nationally recognized environmental firms to prepare a site investigation / remedial action (“SI/RA”) report.  The SI/RA report concluded that the likely sources of the discharge were the failure of the pond and closed landfills.  QGN ceased site operations in August 2010.  In November 2010, IMA issued to QGN a notification requiring a broad range of remediation measures (the “Remediation Notification”), which included the shutdown and removal of two on-site landfills and imposed a fine of five million Brazilian Real (approximately U.S. $1.3 at current exchange rates) for the discharge of contaminants above allowable limits.  The description of the fine included a reference to aggravating factors that may indicate that local “management’s intent” was considered in determining the severity of the fine, which could result in criminal liability for members of local management.

In 2011, IMA, following discussions with QGN, issued a revised Remediation Notification (the “Revised Remediation Notification”) providing for further site analysis by QGN, including further study of the integrity of the landfills.  The Revised Remediation Notification did not include a requirement to remove the landfills; however, it did not foreclose the possibility of such a requirement.  From 2011 to 2015, QGN, consistent with the Revised Remediation Notification, conducted an additional site investigation, capped the two active landfills, drained the waste pond and installed a trench drain to capture and treat groundwater at the site.  In June 2014, QGN formally submitted to the Institute of Environment and Waste Management (“INEMA”) a technical report, including a remediation plan for the site (“Site Investigation Report”) and a proposed agreement regarding the fine and QGN’s ongoing obligations at the site.

In December 2015, QGN and INEMA entered into an agreement which reduced the fine to 3.8 million Brazilian Real, including accrued interest (approximately U.S. $1.0 million at current exchange rates) and provides that (i) QGN will execute the protective measures set forth in the Site Investigation Report, including an expansion of the trench drain (ii) the landfills will remain onsite and deactivated and (iii) QGN will continue remediation monitoring and reporting.

As a result of the foregoing events, the Company accrued approximately $3.0 in 2009 and $4.8 in 2010 for remediation, fines and related costs.  Since 2009, the costs of remediation activities and foreign exchange rate changes have reduced the accrual by approximately $6.1 to a current amount of $1.7, which will satisfy the remaining work to be completed and the fine.

Legal proceedings

g. The Company has been named as a defendant in a breach of contract action filed by Scantibodies Laboratory, Inc. (the “Plaintiff”) on April 1, 2014 in the U.S. District Court for the Southern District of New York.

The complaint alleges, among other things, that the Company (i) breached two agreements for the manufacture and supply of pregnancy and ovulation test kits by switching suppliers, (ii) failed to give Plaintiff the proper notice, (iii) failed to reimburse Plaintiff

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

for costs and expenses under the agreements and (iv) misrepresented its  future requirements.  The complaint seeks compensatory and punitive damages in an amount in excess of $20.0, as well as declaratory relief, statutory prejudgment interest and attorneys’ fees and costs.

The Company is vigorously defending itself in this matter.  On June 16, 2014, the Company filed an amended answer to the complaint denying all of the Plaintiff’s material allegations.  The parties have been engaged in fact discovery, which is ongoing.

In connection with this matter, the Company has reserved an amount that it does not believe is material.  Although any damages ultimately paid by the Company may exceed this amount, it is not currently possible to estimate the amount of any such excess; however, any such excess could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

The following summarizes the balances and transactions between the Company and each of (i) Armand and ArmaKleen, in which the Company holds a 50% ownership interest, and (ii) Natronx, in which the Company holds a one-third ownership interest:

	Armand			ArmaKleen			Natronx
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Purchases by Company	$24.2	$26.4	$22.5	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$1.3	$1.2	$1.3	$2.1	$2.0	$1.9
Outstanding Accounts Receivable	$0.5	$0.6	$0.4	$0.6	$0.8	$0.8	$0.1	$0.1	$0.1
Outstanding Accounts Payable	$1.8	$2.1	$1.8	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$2.3	$2.1	$1.9	$2.0	$2.0	$2.1	$0.8	$0.8	$1.1

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

During 2015, the Company impaired its remaining investment in Natronx and recorded a $17.0 charge.  This charge is primarily a result of lower than expected demand for the joint venture’s products as a result of a shift in the electric utility industry from coal-fired to natural gas-supplied power plants, continued delays in the implementation of updated federal regulations, and indirectly, the recent U.S. Supreme Court ruling against the Environmental Protection Agency (“EPA”) where the court stated that the EPA failed to properly consider the costs to implement the regulations.  We believe that the foregoing factors will likely further delay the demand for these products.  The Company assessed the value of the investment using both income and market based valuation methods.  Currently, the partners are exploring strategic alternatives with regard to their investment and the venture’s assets.  The charge is recorded in the Corporate segment in Equity in Earnings (Losses) of Affiliates.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The Company also recorded a $3.2 impairment charge associated with Natronx in 2013.  The charge, recorded in Equity in Earnings (Losses) of Affiliates, is a result of the Company’s assessment of the financial impact from the delay in anticipated discounted cash flows from the affiliate.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of December 31, 2015, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand, ArmaKleen and Natronx for the twelve months ended December 31, 2015, 2014 and 2013 are included in the Corporate segment.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2015:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(1)	As Reported
Net sales
2015	$2,581.6	$501.0	$312.2	$0.0	$3,394.8
2014	2,471.6	535.2	290.8	0.0	3,297.6
2013	2,413.5	532.8	248.0	0.0	3,194.3
Gross profit
2015	1,215.7	226.8	101.9	(32.6)	1,511.8
2014	1,160.9	242.1	76.6	(26.7)	1,452.9
2013	1,163.0	243.0	63.3	(31.3)	1,438.0
Marketing Expenses
2015	336.5	76.6	4.4	0.0	417.5
2014	333.2	80.5	3.2	0.0	416.9
2013	320.5	76.6	2.7	0.0	399.8
Selling, General and Administrative Expenses
2015	326.2	93.3	33.2	(32.6)	420.1
2014	302.0	93.9	25.6	(26.7)	394.8
2013	318.6	98.8	29.9	(31.3)	416.0
Income from Operations
2015	553.0	56.9	64.3	0.0	674.2
2014	525.7	67.6	47.9	0.0	641.2
2013	524.0	67.4	30.8	0.0	622.2
Equity in Earnings (Losses) of Affiliates
2015	0.0	0.0	0.0	(5.8)	(5.8)
2014	0.0	0.0	0.0	11.6	11.6
2013	0.0	0.0	0.0	2.8	2.8
Interest Expense(2)
2015	25.0	2.5	3.0	0.0	30.5
2014	22.5	2.9	2.0	0.0	27.4
2013	23.4	3.0	1.3	0.0	27.7
Investment Earnings(2)
2015	1.2	0.1	0.2	0.0	1.5
2014	1.9	0.2	0.2	0.0	2.3
2013	2.2	0.3	0.1	0.0	2.6
Other Income (Expense), net(2)
2015	0.2	0.0	(4.2)	0.0	(4.0)
2014	(2.3)	(0.3)	(0.2)	0.0	(2.8)
2013	(1.8)	(0.2)	(0.1)	0.0	(2.1)
Income Before Income Taxes
2015	529.4	54.5	57.3	(5.8)	635.4
2014	502.8	64.7	45.8	11.6	624.9
2013	501.0	64.5	29.5	2.8	597.8
Identifiable Assets(3)
2015	3,449.9	521.0	206.5	79.5	4,256.9
2014	3,502.9	619.8	135.1	101.4	4,359.2
2013	3,407.4	600.9	140.6	88.4	4,237.3
Capital Expenditures
2015	51.5	7.2	3.1	0.0	61.8
2014	59.2	8.4	2.9	0.0	70.5
2013	53.6	10.3	3.2	0.0	67.1

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Depreciation & Amortization
2015	82.6	7.9	8.5	2.0	101.0
2014	76.7	7.6	5.2	1.7	91.2
2013	77.3	6.1	5.4	1.7	90.5

(1)

The Corporate segment reflects the following:
(A)The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of Cost of Sales in the Company’s Consolidated Statements of Income.  Such amounts were $32.6, $26.7, and $31.3 for 2015, 2014 and 2013, respectively.
(B)Equity in earnings (loss) of affiliates from Armand, ArmaKleen and Natronx.
(C)Corporate assets include notes receivable, domestic deferred income taxes, deferred compensation investments and the Company's investment in unconsolidated affiliates.

(2)	In determining Income before Income Taxes, interest expense, investment earnings, and other income, net, were allocated to the segments based upon each segment's relative Income from Operations.
(3)	Identifiable Assets have been retrospectively adjusted to reflect new accounting guidance adopted during the fourth quarter of 2015. See Note 1 for further details.

Other than the differences noted in footnote (1) and (2) above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies described in Note 1.

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table above, were $5.3, $1.9 and $2.2 for the twelve months ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

Product line revenues from external customers for each of the three years ended December 31, 2015, December 31, 2014 and December 31, 2013 were as follows:

	2015	2014	2013
Household Products	$1,544.3	$1,466.2	$1,436.1
Personal Care Products	1,037.3	1,005.4	977.4
Total Consumer Domestic	2,581.6	2,471.6	2,413.5
Total Consumer International	501.0	535.2	532.8
Total SPD	312.2	290.8	248.0
Total Consolidated Net Sales	$3,394.8	$3,297.6	$3,194.3

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products and gummy dietary supplements.

Geographic Information

Approximately 83%, 81% and 80% of the net sales reported in the accompanying consolidated financial statements in 2015, 2014 and 2013, respectively, were to customers in the U.S.  Approximately 96%, 96% and 97% of long-lived assets were located in the U.S. at December 31, 2015, 2014 and 2013, respectively.  Other than the U.S., no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

Customers

A group of three customers accounted for approximately 35%, 36% and 35%  of consolidated net sales in 2015, 2014 and 2013, respectively, of which a single customer (Wal-Mart Stores, Inc. and its affiliates) accounted for approximately 24%, 25% and 24% in 2015, 2014 and 2013, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

18.  Subsequent Events

Toppik acquisition

On January 4, 2016, the Company acquired Spencer Forrest, Inc., the maker of TOPPIK, (the “Toppik Acquisition”), the leading brand of hair building fibers for people with thinning hair.  The total purchase price was approximately $175.0, which is subject to adjustment based on the closing working capital.  The Company financed the acquisition with commercial paper.  Toppik’s annual sales are approximately $30.0.  This brand will be managed within the Consumer Domestic and Consumer International segments.

Share Repurchase

In connection with the Company’s 2015 Share Repurchase Program and its evergreen repurchase program, on February 8, 2016, the Company initiated open market purchases with the objective of purchasing up to a total of $200.  The Company anticipates all of the purchases will be completed during the first quarter of 2016.

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

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2015
Net Sales	$812.3	$847.1	$861.8	$873.6	$3,394.8
Gross Profit	355.5	373.1	385.8	397.4	1,511.8
Income from Operations (2)	172.1	142.3	190.6	169.2	674.2
Net Income (1)	107.2	73.7	120.4	109.1	410.4
Net Income per Share-Basic (1) (2)	$0.81	$0.56	$0.92	$0.84	$3.13
Net Income per Share-Diluted (1) (2)	$0.80	$0.55	$0.90	$0.82	$3.07

2014
Net Sales	$782.0	$808.3	$841.8	$865.5	$3,297.6
Gross Profit	339.4	356.4	367.5	389.6	1,452.9
Income from Operations (3)	162.0	138.2	177.2	163.8	641.2
Net Income	102.6	88.8	115.9	106.6	413.9
Net Income per Share-Basic	$0.74	$0.66	$0.87	$0.80	$3.06
Net Income per Share-Diluted	$0.73	$0.65	$0.85	$0.78	$3.01

(1)	The second quarter of 2015 Net Income includes a $17.0 or $0.13 per share impairment charge to write-off the remaining investment in Natronx.
(2)	The second quarter of 2015 Income from Operations includes an $8.9 pre-tax charge or $0.05 per share to terminate an international defined benefit pension plan.
(3)	The second quarter of 2014 Income from Operations includes $5.0 of intangible asset impairment charges.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Conduct,” and “Corporate Governance and Other Board Matters– Board of Directors Meetings and Committees – Audit Committee,” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Compensation Discussion and Analysis,” “2015 Summary Compensation Table,” “2015 Grants of Plan Based Awards,” “2015 Outstanding Equity Awards at Fiscal Year-End,” “2015 Option Exercises and Stock Vested,” “2015 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation & Organization Committee Report” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions “Equity Compensation Plan Information as of December 31, 2015” and “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Corporate Governance and other Board Matters – Board of Directors Independence” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  1.  Financial Statements and Schedule

The following Consolidated Financial Statements are included in Item 8 of this Form 10-K:

(a)  3.  Exhibits

Unless otherwise noted, the file number for all Company filings with the Securities and Exchange Commission referenced below is 1-10585.

(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 27, 2009.

(3.2)	By-laws of the Company, amended and restated as of January 27, 2016, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 2, 2016.

(4.1)

Indenture, dated as of December 15, 2010, between Church & Dwight Co., Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.875% Notes due 2022, incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 15, 2010.

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

(10.1)

Credit Agreement dated December 4, 2015, among Church & Dwight Co., Inc., the initial lenders named therein, Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, SunTrust Bank and Wells Fargo Bank, National Association, as syndication agents and swing line lenders, Bank of Montreal, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on December 7, 2015.

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

•		(10.7)	Amended and Restated Compensation Plan for Directors, effective January 1, 2015.

	*	(10.8)	The Stock Option Plan for Directors, effective as of January 1, 1991, incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

	*	(10.9)	The Church & Dwight Co., Inc. Stock Award Plan as amended, incorporated by reference to Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2007.

	*	(10.10)

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

	*	(10.13)

Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2006.

	*	(10.14)

Employment Agreement, dated July 16, 2004, by and between Church & Dwight Co., Inc. and Louis H. Tursi, incorporated by reference to Exhibit 10(w) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*	(10.15)

Amended and Restated Change in Control and Severance Agreement, entered into by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 2, 2016.

	*	(10.16)

Form of Amended and Restated Change in Control and Severance Agreement entered into by and between the Company and each of the senior executive officers (other than Matthew T. Farrell), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 2, 2016.

		(10.17)

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

	(101)

The following materials from Church & Dwight Co., Inc.’s annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for each of the three years in the period ended December 31, 2015, (ii) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015, (iv) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2015 and (v) Notes to Consolidated Financial Statements.

___________

•	Indicates documents filed herewith.
*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2016.

CHURCH & DWIGHT CO., INC.

By:	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. Rosie Albright	Director	February 19, 2016
T. Rosie Albright

/s/ James R. Craigie	Chairman	February 19, 2016
James R. Craigie

/s/ Matthew T. Farrell	President and Chief Executive Officer, Director	February 19, 2016
Matthew T. Farrell

/s/ Bradley C. Irwin	Director	February 19, 2016
Bradley C. Irwin

/s/ Robert D. LeBlanc	Director	February 19, 2016
Robert D. LeBlanc

/s/ Penry W. Price	Director	February 19, 2016
Penry W. Price

/s/ Ravichandra K. Saligram	Director	February 19, 2016
Ravichandra K. Saligram

/s/ Robert K. Shearer	Director	February 19, 2016
Robert K. Shearer

/s/ Janet S. Vergis	Director	February 19, 2016
Janet S. Vergis

/s/ Arthur B. Winkleblack	Director	February 19, 2016
Arthur B. Winkleblack

/s/ Richard A. Dierker	Executive Vice President	February 19, 2016
Richard A. Dierker	and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven J. Katz	Vice President and Controller	February 19, 2016
Steven J. Katz	(Principal Accounting Officer)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

SCHEDULE II - Valuation and Qualifying Accounts

For each of the three years in the period ended December 31, 2015

(Dollars in millions)

		Additions		Deductions
	Beginning	Charged to		Amounts	Foreign	Ending
	Balance	Expenses	Acquired	Written Off	Exchange	Balance
Allowance for Doubtful Accounts
2015	$1.9	$0.3	$0.0	$(1.0)	$(0.2)	$1.0
2014	0.8	1.5	0.0	(0.2)	(0.2)	1.9
2013	0.8	0.3	0.0	(0.3)	0.0	0.8
Allowance for Cash Discounts
2015	$5.2	$68.6	$0.0	$(69.2)	$0.0	$4.6
2014	5.1	66.9	0.0	(67.0)	0.2	5.2
2013	4.9	65.2	0.0	(65.1)	0.1	5.1
Sales Returns and Allowances
2015	$11.9	$67.4	$0.0	$(67.4)	$0.0	$11.9
2014	11.6	58.6	0.0	(58.1)	(0.2)	11.9
2013	17.5	49.5	0.0	(55.2)	(0.2)	11.6