Form 10-Q
period 2016-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2016-05-05
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

As of May 3, 2016, there were 128,330,073 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	23

1A.	Risk Factors	23

2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

6.	Exhibits	25

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Net Sales	$849.0	$812.3
Cost of sales	470.0	456.8
Gross Profit	379.0	355.5
Marketing expenses	92.5	88.8
Selling, general and administrative expenses	107.0	94.6
Income from Operations	179.5	172.1
Equity in earnings of affiliates	1.7	2.3
Investment earnings	0.3	0.5
Other income (expense), net	(1.7)	(2.0)
Interest expense	(6.8)	(7.6)
Income before Income Taxes	173.0	165.3
Income taxes	60.0	58.1
Net Income	$113.0	$107.2

Weighted average shares outstanding - Basic	129.4	132.0
Weighted average shares outstanding - Diluted	131.8	134.6
Net income per share - Basic	$0.87	$0.81
Net income per share - Diluted	$0.86	$0.80
Cash dividends per share	$0.355	$0.335

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Net Income	$113.0	$107.2
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	9.9	(24.3)
Income (loss) from derivative agreements	(6.7)	2.9
Other comprehensive income (loss)	3.2	(21.4)
Comprehensive income	$116.2	$85.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$194.3	$330.0
Accounts receivable, less allowances of $1.2 and $1.0	277.0	276.2
Inventories	291.0	274.0
Other current assets	23.2	25.8
Total Current Assets	785.5	906.0

Property, Plant and Equipment, Net	601.1	609.6
Equity Investment in Affiliates	8.0	8.4
Trade Names and Other Intangibles, Net	1,375.8	1,269.5
Goodwill	1,407.1	1,354.9
Other Assets	114.8	108.5
Total Assets	$4,292.3	$4,256.9

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$451.3	$357.2
Accounts payable and accrued expenses	521.0	508.3
Income taxes payable	40.5	7.2
Total Current Liabilities	1,012.8	872.7

Long-term Debt	699.8	692.8
Deferred Income Taxes	491.4	484.8
Deferred and Other Long-term Liabilities	142.5	158.3
Pension, Postretirement and Postemployment Benefits	25.5	25.1
Total Liabilities	2,372.0	2,233.7

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	381.0	376.4
Retained earnings	2,716.9	2,650.0
Accumulated other comprehensive loss	(42.7)	(45.9)
Common stock in treasury, at cost: 18,258,130 shares in 2016 and 16,473,506 shares in 2015	(1,281.3)	(1,103.7)
Total Stockholders' Equity	1,920.3	2,023.2
Total Liabilities and Stockholders’ Equity	$4,292.3	$4,256.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Cash Flow From Operating Activities
Net Income	$113.0	$107.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16.0	14.6
Amortization expense	11.9	11.4
Deferred income taxes	7.6	6.0
Equity in net earnings of affiliates	(1.7)	(2.3)
Distributions from unconsolidated affiliates	2.0	2.7
Non-cash compensation expense	5.8	1.7
Other	0.9	3.5
Change in assets and liabilities:
Accounts receivable	5.2	(22.0)
Inventories	(8.7)	(15.2)
Other current assets	(1.7)	(1.3)
Accounts payable and accrued expenses	(5.5)	(2.5)
Income taxes payable	42.4	48.3
Excess tax benefit on stock options exercised	(7.9)	(8.0)
Other operating assets and liabilities, net	(1.5)	0.1
Net Cash Provided By Operating Activities	177.8	144.2
Cash Flow From Investing Activities
Additions to property, plant and equipment	(8.5)	(21.9)
Acquisitions	(175.0)	(74.9)
Other	(0.6)	(1.1)
Net Cash Used In Investing Activities	(184.1)	(97.9)
Cash Flow From Financing Activities
Short-term debt borrowings (repayments)	93.8	127.1
Proceeds from stock options exercised	13.3	11.3
Excess tax benefit on stock options exercised	7.9	8.0
Payment of cash dividends	(46.1)	(43.7)
Purchase of treasury stock	(200.0)	(256.2)
Other	(5.0)	(0.4)
Net Cash Used In Financing Activities	(136.1)	(153.9)
Effect of exchange rate changes on cash and cash equivalents	6.7	(15.7)
Net Change In Cash and Cash Equivalents	(135.7)	(123.3)
Cash and Cash Equivalents at Beginning of Period	330.0	423.0
Cash and Cash Equivalents at End of Period	$194.3	$299.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Cash paid during the year for:
Interest (net of amounts capitalized)	$2.5	$1.4
Income taxes	$10.0	$3.7
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$4.3	$5.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2014	146.4	(13.1)	$146.4	$364.8	$2,414.9	$(34.7)	$(789.5)	$2,101.9
Net income	0.0	0.0	0.0	0.0	107.2	0.0	0.0	107.2
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(21.4)	0.0	(21.4)
Cash dividends	0.0	0.0	0.0	0.0	(43.7)	0.0	0.0	(43.7)
Stock purchases	0.0	(3.1)	0.0	0.0	0.0	0.0	(256.2)	(256.2)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $8.0	0.0	0.4	0.0	0.8	0.0	0.0	20.1	20.9
March 31, 2015	146.4	(15.8)	$146.4	$365.6	$2,478.4	$(56.1)	$(1,025.6)	$1,908.7

December 31, 2015	146.4	(16.4)	$146.4	$376.4	$2,650.0	$(45.9)	$(1,103.7)	$2,023.2
Net income	0.0	0.0	0.0	0.0	113.0	0.0	0.0	113.0
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	3.2	0.0	3.2
Cash dividends	0.0	0.0	0.0	0.0	(46.1)	0.0	0.0	(46.1)
Stock purchases	0.0	(2.2)	0.0	0.0	0.0	0.0	(200.0)	(200.0)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $7.9	0.0	0.3	0.0	4.6	0.0	0.0	22.4	27.0
March 31, 2016	146.4	(18.3)	$146.4	$381.0	$2,716.9	$(42.7)	$(1,281.3)	$1,920.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except per share data)

1.	Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, the condensed consolidated statements of income and comprehensive income, cash flow and stockholders’ equity for the three months ended March 31, 2016 and March 31, 2015 have been prepared by Church & Dwight Co., Inc. (the “Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2016 and results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”).  The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

The Company incurred research and development expenses in the first quarter of 2016 and 2015 of $14.4 and $13.8, respectively.  These expenses are included in selling, general and administrative expenses.

2.	New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued new lease accounting guidance, requiring lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases, with a term greater than a year. The new guidance also expands the required quantitative and qualitative disclosures surrounding leases. The guidance is effective for annual and interim periods beginning after December 15, 2018, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact that adoption of the guidance will have on its consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued new accounting guidance that makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies.  The new guidance also clarifies the statement of cash flows presentation for certain components of share-based awards.  The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that adoption of the guidance will have on its consolidated financial position, results of operations and cash flows.

In March and in April 2016, the FASB issued amended guidance that clarifies the principles for recognizing revenue.  The amendments clarify the guidance for identifying performance obligations, licensing arrangements and principal versus agent considerations.  The guidance is effective for annual and interim periods beginning after December 15, 2017, and allows companies to apply the requirements retrospectively, either to all prior periods presented or through a cumulative adjustment in the year of adoption.  Early adoption is allowed for annual and interim periods beginning after December 15, 2016.  The Company is currently evaluating the impact, if any, that adoption of the guidance will have on its consolidated financial position, results of operations or cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2016	2015
Raw materials and supplies	$79.8	$84.6
Work in process	31.4	33.1
Finished goods	179.8	156.3
Total	$291.0	$274.0

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	March 31,	December 31,
	2016	2015
Land	$25.2	$25.2
Buildings and improvements	279.1	277.3
Machinery and equipment	671.4	665.2
Software	85.1	84.9
Office equipment and other assets	59.7	59.2
Construction in progress	32.8	33.2
Gross PP&E	1,153.3	1,145.0
Less accumulated depreciation and amortization	552.2	535.4
Net PP&E	$601.1	$609.6

	Three Months Ended
	March 31,	March 31,
	2016	2015
Depreciation and amortization on PP&E	$16.0	$14.6

5.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended
	March 31,	March 31,
	2016	2015
Weighted average common shares outstanding - basic	129.4	132.0
Dilutive effect of stock options	2.4	2.6
Weighted average common shares outstanding - diluted	131.8	134.6
Antidilutive stock options outstanding	0.8	0.0

6.	Stock Based Compensation Plans

The following table provides a summary of option activity during the three months ended March 31, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2015	8.6	$51.77
Granted	0.4	83.53
Exercised	(0.4)	31.22
Cancelled	(0.1)	70.79
Outstanding at March 31, 2016	8.5	$54.08	5.9	$323.1
Exercisable at March 31, 2016	4.4	$37.64	4.1	$239.8

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards.

	Three Months Ended
	March 31,	March 31,
	2016	2015
Intrinsic Value of Stock Options Exercised	$24.2	$23.8
Stock Compensation Expense Related to Stock Option Awards	$5.5	$1.7

7.	Share Repurchases

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

In connection with the Company’s 2015 Share Repurchase Program and its evergreen repurchase program, the Company repurchased approximately 2.2 million shares in the first quarter of 2016 at a cost of $200.0, of which approximately $103.0 was purchased under the evergreen share repurchase program and approximately $97.0 was purchased under the 2015 Share Repurchase Program.

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2016 and December 31, 2015:

		March 31, 2016		December 31, 2015
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$103.7	$103.7	$89.3	$89.3
Financial Liabilities:
Short-term borrowings	Level 2	451.3	451.3	357.2	357.2
2.875% Senior notes due October 1, 2022	Level 2	399.8	404.3	399.7	390.5
2.45% Senior notes due December 15, 2019	Level 2	299.9	302.6	299.9	296.0
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	7.8	7.8	1.3	1.3

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the three months ended March 31, 2016.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed Consolidated Balance Sheets.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of March 31, 2016 and December 31, 2015.

9.	Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of Common Stock and commodity prices expose the Company to market risk.  The Company manages these risks through the use of derivative instruments, such as cash flow and fair value hedges, diesel hedge contracts, equity derivatives and foreign exchange forward contracts.  The Company does not use derivatives for trading or speculative purposes.  Refer to Note 3 in the Form 10-K for a discussion of each of the Company’s derivative instruments.

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments
Foreign exchange contracts	$128.7	$118.0
Interest rate swap	$300.0	$300.0
Diesel fuel contracts	1.5 gallons	2.0 gallons
Derivatives not designated as hedging instruments
Foreign exchange contracts	$25.1	$33.2
Equity derivatives	$32.6	$32.4

The fair values and amount of gain (loss) recognized in income and other comprehensive income associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements.

10.	Acquisition

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

The preliminary fair values of net assets acquired are set forth below:

Acquisition Date
Preliminary
Toppik Acquisition	Fair Value
Inventory and other working capital assets	$9.5
Property, plant and equipment and other long-term assets	0.2
Trade names and other intangibles	115.8
Goodwill	52.2
Current liabilities	(2.7)
Cash purchase price as of March 31, 2016 (net of cash acquired)	$175.0

The life of the amortizable intangible assets recognized from the Toppik Acquisition ranges from 10 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact is not material to the Company’s consolidated financial results.

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	March 31, 2016				December 31, 2015
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade names	$356.8	$(101.6)	$255.2	3-20	$259.5	$(96.4)	$163.1
Customer Relationships	380.5	(147.4)	233.1	15-20	372.4	(141.8)	230.6
Patents/Formulas	68.7	(42.8)	25.9	4-20	57.4	(41.9)	15.5
Non Compete Agreement	1.8	(1.5)	0.3	5-10	1.8	(1.5)	0.3
Total	$807.8	$(293.3)	$514.5		$691.1	$(281.6)	$409.5

Indefinite lived intangible assets - Carrying value

	March 31,	December 31,
	2016	2015
Trade names	$861.3	$860.0

Intangible amortization expense amounted to $11.3 and $10.7 for the first three months of 2016 and 2015, respectively.  The Company estimates that intangible amortization expense will be approximately $45.0 in 2016 and approximately $40.0 to $45.0 annually over the next five years.

The carrying amount of goodwill as of March 31, 2016 and December 31, 2015, respectively, is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2015	$1,242.2	$62.6	$50.1	$1,354.9
Toppik acquired goodwill	39.2	13.0	0.0	52.2
Balance at March 31, 2016	$1,281.4	$75.6	$50.1	$1,407.1

12.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2016	2015
Trade accounts payable	$306.5	$293.9
Accrued marketing and promotion costs	110.1	91.5
Accrued wages and related benefit costs	26.7	59.4
Other accrued current liabilities	77.7	63.5
Total	$521.0	$508.3

13.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	March 31,	December 31,
	2016	2015
Short-term borrowings
Commercial paper issuances	$445.0	$354.5
Various debt due to international banks	6.3	2.7
Total short-term borrowings	$451.3	$357.2

Long-term debt
2.875% Senior notes due October 1, 2022	$400.0	$400.0
Less: Discount	(0.2)	(0.3)
2.45% Senior notes due December 15, 2019	300.0	300.0
Less: Discount	(0.1)	(0.1)
Debt issuance costs, net	(7.7)	(8.1)
Fair value adjustment related to hedged fixed rate debt instrument	7.8	1.3
Net long-term debt	$699.8	$692.8

14.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and March 31, 2015 are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2014	$(16.4)	$(17.7)	$(0.6)	$(34.7)
Other comprehensive income (loss) before reclassifications	(24.3)	0.0	5.8	(18.5)
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	(1.7)	(1.7)
Tax benefit (expense)	0.0	0.0	(1.2)	(1.2)
Other comprehensive income (loss)	(24.3)	0.0	2.9	(21.4)
Balance at March 31, 2015	$(40.7)	$(17.7)	$2.3	$(56.1)

Balance at December 31, 2015	$(38.5)	$(11.5)	$4.1	$(45.9)
Other comprehensive income (loss) before reclassifications	9.9	0.0	(8.6)	1.3
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	(0.5)	(0.5)
Tax benefit (expense)	0.0	0.0	2.4	2.4
Other comprehensive income (loss)	9.9	0.0	(6.7)	3.2
Balance at March 31, 2016	$(28.6)	$(11.5)	$(2.6)	$(42.7)

(a)	Amounts classified to cost of sales and selling, general and administrative expenses.

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

b. As of March 31, 2016, the Company had commitments of approximately $248.7.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of March 31, 2016, the Company had various guarantees and letters of credit of approximately $24.0.

d. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3.  In addition to this initial payment, the Company was required to make advance royalty payments of up to $5.5 upon the launch of a product utilizing the licensed technology, of which the entire $5.5 has been paid as of December 31, 2015.  As of March 31, 2016, no additional payments are required under the license agreement.  However, upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration for products incorporating the acquired technology, the Company would be required to make an additional $7.0 license payment.

Legal proceedings

e. The Company has been named as a defendant in a breach of contract action filed by Scantibodies Laboratory, Inc. (the “Plaintiff”) on April 1, 2014 in the U.S. District Court for the Southern District of New York.

The complaint alleges, among other things, that the Company (i) breached two agreements for the manufacture and supply of pregnancy and ovulation test kits by switching suppliers, (ii) failed to give Plaintiff the proper notice, (iii) failed to reimburse Plaintiff for costs and expenses under the agreements and (iv) misrepresented its future requirements. The complaint seeks compensatory and punitive damages of an amount in excess of $20.0, as well as declaratory relief, statutory prejudgment interest and attorneys’ fees and costs.

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

f. In addition, in conjunction with the Company’s acquisition and divestiture activities, the Company entered into select guarantees and indemnifications of performance with respect to the fulfillment of the Company’s commitments under applicable purchase and sale agreements.  The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract.  Representations and warranties that survive the closing date generally survive for periods up to five years or the expiration of the applicable statutes of limitations.  Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions.  With respect to sale transactions, the Company also routinely enters into non-competition agreements for varying periods of time.  Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on the Company’s financial condition, results of operations and cash flows.

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

The following summarizes the balances and transactions between the Company and each of (i) Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest, and (ii) Natronx, in which the Company holds a one-third ownership interest:

	Armand		ArmaKleen		Natronx
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015	2016	2015
Purchases by Company	$4.4	$5.3	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.3	$0.3	$0.5	$0.5
Outstanding Accounts Receivable	$0.4	$0.5	$0.7	$0.2	$0.1	$0.1
Outstanding Accounts Payable	$1.7	$1.7	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.6	$0.6	$0.5	$0.5	$0.2	$0.2

(1) Billed by Company and recorded as a reduction of selling, general and administrative expenses.

17.	Segments

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

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of March 31, 2016, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand and ArmaKleen for the three months ended March 31, 2016 and Armand, ArmaKleen and Natronx for the three months ended March 31, 2015, respectively, are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes for the three months ended March 31, 2016 and March 31, 2015 respectively, are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter 2016	$647.8	$127.4	$73.8	$0.0	$849.0
First Quarter 2015	614.6	120.4	77.3	0.0	812.3

Income before Income Taxes(2)
First Quarter 2016	$139.9	$18.1	$13.3	$1.7	$173.0
First Quarter 2015	129.6	19.4	14.0	2.3	165.3

(1)	Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.0 and $1.3 for the three months ended March 31, 2016 and March 31, 2015.

(2)	In determining Income before Income Taxes, interest expense and investment earnings were allocated among segments based upon each segment’s relative Income from Operations.
(3)	Corporate consists of equity in earnings of affiliates from Armand and ArmaKleen in the first quarter 2016, and Armand, ArmaKleen and Natronx in the first quarter 2015.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2016	2015
Household Products	$388.3	$366.5
Personal Care Products	259.5	248.1
Total Consumer Domestic	647.8	614.6
Total Consumer International	127.4	120.4
Total SPD	73.8	77.3
Total Consolidated Net Sales	$849.0	$812.3

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	March 31, 2016	Prior Year	March 31, 2015
Net Sales	$849.0	4.5%	$812.3
Gross Profit	$379.0	6.6%	$355.5
Gross Margin	44.6%	+80 basis points	43.8%
Marketing Expenses	$92.5	4.2%	$88.8
Percent of Net Sales	10.9%	0 basis points	10.9%
Selling, General & Administrative Expenses	$107.0	13.1%	$94.6
Percent of Net Sales	12.6%	+90 basis points	11.7%
Income from Operations	$179.5	4.3%	$172.1
Operating Margin	21.1%	-10 basis points	21.2%

Net Sales

Net sales for the quarter ended March 31, 2016 were $849.0, an increase of $36.7 or 4.5% over the first quarter of 2015.  The components of the net sales increase are as follows:

Three Months Ended
March 31,
Net Sales - Consolidated	2016
Product volumes sold	5.6%
Pricing/Product mix	(0.4%)
Foreign exchange rate fluctuations	(1.6)%
Volume from acquired product lines (1)	0.9%
Net Sales increase	4.5%

(1)

On January 4, 2016, the Company acquired Spencer Forrest, Inc., the maker of TOPPIK, (the “Toppik Acquisition”).  Net sales of this acquisition are included in the Company’s results since the date of acquisition.

For the three months ended March 31, 2016, the volume change primarily reflects increased product sales in both the Consumer Domestic and Consumer International segments, with volume declines in Specialty Products (“SPD”).

Gross Profit / Gross Margin

The Company’s gross profit was $379.0 for the quarter ended March 31, 2016, a $23.5 increase as compared to the same period in 2015.  Gross margin increased 80 basis points (“bps”) in the first quarter of 2016 compared to the same period in 2015 due to lower commodity costs of 120 bps,  the impact of the higher margin acquired business of 20 bps and price/volume mix of 10 bps, partially offset by higher manufacturing costs (the net of higher fixed costs associated with the Company’s new vitamin manufacturing facility and productivity programs) of 30 bps and unfavorable foreign exchange rates of 40 bps.

Operating Expenses

Marketing expenses for the first quarter of 2016 were $92.5, an increase of $3.7 or 4.2% as compared to the same period in 2015.  Marketing expenses as a percentage of net sales in the first quarter of both 2016 and 2015 were 10.9%.

Selling, general and administrative (“SG&A”) expenses were $107.0 in the first quarter of 2016, an increase of $12.4 or 13.1% as compared to the same period in 2015 primarily due to higher compensation costs including the timing of stock option grants to certain senior management employees related to the Company’s recent management transition, and both on-going and one-time costs associated with the Toppik Acquisition.  SG&A as a percentage of net sales increased 90 bps to 12.6% in the first quarter of 2016 as compared to 11.7% in the same period in 2015.  The increase is due to higher costs of 140 bps, partially offset by 50 bps of leverage associated with higher sales.

Other Income and Expenses

Equity in earnings of affiliates for the three month period ended March 31, 2016 decreased by $0.6 as compared to the same period in 2015 primarily due to higher raw material and production costs associated with one of the Company’s joint ventures.

Other expense for the three month period ended March 31, 2016 decreased $0.3 compared to the same period in 2015 due to the effect of changes in foreign currency rates.

Interest expense for the three month period ended March 31, 2016 decreased $0.8 compared to the same period in 2015 due to a lower amount of average debt outstanding.

Income Taxes

The effective tax rate in the first quarter ended March 31, 2016 was 34.7% compared to 35.1% in the same period in 2015.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of March 31, 2016, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings of Armand and ArmaKleen for the three month periods ended March 31, 2016, and Armand, ArmaKleen and Natronx for the three month periods ended March 31, 2015 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three month periods ended March 31, 2016 and March 31, 2015 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter 2016	$647.8	$127.4	$73.8	$0.0	$849.0
First Quarter 2015	614.6	120.4	77.3	0.0	812.3

Income before Income Taxes(2)
First Quarter 2016	$139.9	$18.1	$13.3	$1.7	$173.0
First Quarter 2015	129.6	19.4	14.0	2.3	165.3

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.0 and $1.3 for the three months ended March 31, 2016 and March 31, 2015, respectively.

(2)	In determining Income before Income Taxes, interest expense and investment earnings were allocated among the segments based upon each segment’s relative Income from Operations.
(3)	Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen in the first quarter 2016 and Armand, ArmaKleen and Natronx in the first quarter 2015.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2016	2015
Household Products	$388.3	$366.5
Personal Care Products	259.5	248.1
Total Consumer Domestic	647.8	614.6
Total Consumer International	127.4	120.4
Total SPD	73.8	77.3
Total Consolidated Net Sales	$849.0	$812.3

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2016 were $647.8, an increase of $33.2 or 5.4% as compared to the same period in 2015.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer Domestic	2016
Product volumes sold	5.7%
Pricing/Product mix	(1.2%)
Volume from acquired product lines (1)	0.9%
Net Sales increase	5.4%
(1)	Includes net sales of the brands acquired in the Toppik Acquisition since the date of acquisition.

The increase in net sales for the three month period ending March 31, 2016, reflects higher sales for the ARM & HAMMER liquid laundry detergent, VITAFUSION gummy vitamins, ARM & HAMMER cat litter product lines and BATISTE dry shampoo, partially offset by lower sales of L’IL CRITTERS gummy vitamins.

There continues to be significant product and price competition in the laundry detergent category.  For example, the Procter & Gamble Company markets a premium line of unit dose products under the Tide Pods brand and a lower-priced line of laundry detergents that competes directly with the Company’s core value laundry detergents.  Henkel AG & Co. KGaA (“Henkel”) has entered the U.S. market with Persil, its leading worldwide premium laundry detergent.  It is too early to assess what impact these competitive actions will have on the premium laundry category or the Company’s laundry detergent business.  However, the unit dose laundry detergent segment is the fastest growing segment in the laundry detergent category, having grown to approximately 15% of the category since the introduction of this form in 2012, and the Company faces pressure to achieve its proportionate share of the segment with a potential adverse impact on its share of the laundry detergent category.  Moreover, the introduction of Persil could precipitate greater price competition in the category and distribution pressure with a potential adverse impact on OXICLEAN laundry detergent.  The Company continues to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending.  Additionally, while the category grew 6.4% in the first quarter of 2016 and 1.6% in 2015, after experiencing declines in 2013 and 2014, there is no assurance the category will not decline in the future and that the Company will be able to offset any such decline.

Consumer Domestic income before income taxes for the first quarter of 2016 was $139.9, a $10.3 increase as compared to the first quarter of 2015.  The increase is due primarily to the impact of higher sales volumes of $23.3, favorable commodity and manufacturing costs of $7.1, offset by higher SG&A costs of $9.4, unfavorable price/mix of $8.4 and higher marketing expenses of $2.4.

Consumer International

Consumer International net sales were $127.4 in the first quarter of 2016, an increase of $7.0 or 5.8% as compared to the same period in 2015.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer International	2016
Product volumes sold	9.6%
Pricing/Product mix	3.7%
Foreign exchange rate fluctuations / Other	(9.0%)
Volume from acquired product lines (1)	1.5%
Net Sales increase	5.8%

(1)	Includes net sales of the brands acquired in the Toppik Acquisition since the date of acquisition.

Excluding the impact of unfavorable foreign exchange rates, higher sales in the first quarter of 2016 occurred in the United Kingdom, Mexico and Canada.  U.S. exports also increased in the first quarter of 2016.

Consumer International income before income taxes was $18.1 in the first quarter of 2016, a decrease of $1.3 compared to the same period in 2015 due primarily to unfavorable foreign exchange rates of $5.1, higher SG&A of $3.9, marketing expense of $2.4 and increased commodity and manufacturing costs of $0.7, partially offset by higher volumes of $7.0 and favorable price/mix of $3.8.

Specialty Products (“SPD”)

SPD net sales were $73.8 for the first quarter of 2016, a decrease of $3.5 or 4.6% as compared to the same period in 2015.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - SPD	2016
Product volumes sold	(1.4%)
Pricing/Product mix	(0.6%)
Foreign exchange rate fluctuations / Other	(2.6%)
Net Sales (decrease )	(4.6%)

The net sales decrease in the first quarter of 2016 reflects lower sales in the animal nutrition business driven by further declines in milk prices and a strong year ago results comparison.

SPD income before income taxes was $13.3 in the first quarter of 2016, a decrease of $0.7 as compared to the same period in 2015 due primarily to higher SG&A of $0.9, unfavorable price/mix of $0.4, lower volumes of $0.7 and increased other expense of $1.1, partially offset by lower manufacturing costs of $1.3 and favorable foreign exchange rates of $1.0.

Corporate

The administrative costs of the Company’s production, planning and logistics functions are included in the SG&A expenses of each operating segment and as elements of cost of sales in the Company’s Consolidated Statements of Income.  The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the first quarter of 2016, and Armand, ArmaKleen and Natronx in the first quarter of 2015.  The Corporate segment income before income taxes was $1.7 in the first quarter of 2016, a decrease of $0.6 as compared to the same period in 2015 primarily due to higher raw material and production costs associated with one of the Company’s joint ventures.

Liquidity and capital resources

As of March 31, 2016, the Company had $194.3 in cash and cash equivalents, approximately $551.0 available through the revolving facility under its principal credit agreement (the “Credit Agreement”) and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $600.0, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement.  To preserve its liquidity, the Company invests its cash primarily in prime money market funds and short term bank deposits.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity.  (See “Unfavorable economic conditions could adversely affect demand for the Company’s products” under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”).) The Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenant in the Credit Agreement because the Company currently is, and anticipates that it will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

On February 2, 2016, the Board declared a 6% increase in the regular quarterly dividend from $0.335 to $0.355 per share, equivalent to an annual dividend of $1.42 per share as of February 16, 2016.  The decision raises the annual dividend payout from $175.0 to approximately $185.0, and maintains the Company’s payout of dividends relative to net income at approximately 40%.

In connection with the Company’s share repurchase program authorized by the Board in January of 2015 (the “2015 Share Repurchase Program”) and its evergreen repurchase program, the Company repurchased approximately 2.2 million shares in the first quarter of 2016 at a cost of $200.0, of which approximately $103.0 was purchased under the evergreen share repurchase program and approximately $97.0 was purchased under the 2015 Share Repurchase Program.  As a result of these purchases, there remained approximately $128.0 under the 2015 Share Repurchase Program as of March 31, 2016.

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be a total of approximately $55.0 in 2016, fund its share repurchase programs to the extent implemented by management and pay dividends at the latest approved rate.  Cash, together with the Company’s current borrowing capacity, may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.  The Company does not have any mandatory fixed rate debt principal payments in 2016.

Cash Flow Analysis

	Three Months Ended
	March 31,	March 31,
	2016	2015
Net cash provided by operating activities	$177.8	$144.2
Net cash used in investing activities	$(184.1)	$(97.9)
Net cash used in financing activities	$(136.1)	$(153.9)

Net Cash Provided by Operating Activities – The Company’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  The Company’s net cash provided by operating activities in the three months ended March 31, 2016 increased by $33.6 to $177.8 as compared to $144.2 in the same period in 2015 due to lower working capital and higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges).  The decrease in working capital is primarily due to lower accounts receivable as a result of factoring $67.0 to a bank.  The Company measures working capital effectiveness based on its cash conversion cycle.  The following table presents the Company’s cash conversion cycle information for the quarters ended March 31, 2016 and 2015:

	As of
	March 31, 2016	March 31, 2015	Change
Days of sales outstanding in accounts receivable ("DSO")	29	37	(8)
Days of inventory outstanding ("DIO")	54	49	5
Days of accounts payable outstanding ("DPO")	57	57	0
Cash conversion cycle	26	29	(3)

The Company's cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a 2 period average method, improved 3 days from the prior year amount of 29 days to 26 days at March 31, 2016 due primarily to improved DSO of 8 days from 37 to 29 days due to factoring.  DIO increased 5 days from 49 to 54 days.  The improvement in the Company's cash conversion cycle reflects the Company's continued focus on reducing its average working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2016 was $184.1, principally reflecting $175.0 for the Toppik Acquisition and $8.5 for property, plant and equipment expenditures.  Net cash used in investing activities during the first three months of 2015 was $97.9, principally reflecting $21.9 for property, plant and equipment expenditures, in large part due to the Company’s new gummy vitamin manufacturing facility in York, Pennsylvania, and $74.9 for the acquisition of assets of Varied Industries Corporation.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2016 was $136.1, primarily reflecting $200.0 of repurchases of the Company’s common stock (“Common Stock”) and $46.1 of cash dividend payments, offset by $90.5 of commercial paper borrowings, $3.3 of short term borrowings at an international subsidiary and $21.2 of proceeds and tax benefits from stock option exercises.  Net cash used in financing activities during the first three months of 2015 was $153.9, primarily reflecting $256.2 of repurchases of Common Stock and $43.7 of cash dividends, offset by an increase in short-term debt of $127.1 and $19.3 of proceeds and tax benefits from stock option exercises.

Financial Covenant

“Consolidated EBITDA” (referred to below as “Adjusted EBITDA” and defined in the Credit Agreement that was revised in December 2015) is a component of the financial covenant contained in the Credit Agreement.  The financial covenant includes a leverage ratio (total debt to Adjusted EBITDA), which, if not met, could result in an event of default and trigger the early termination of the Credit Agreement.  Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities determined in accordance with accounting principles generally accepted in the U.S.  The Company’s leverage ratio for the twelve months ended March 31, 2016 was 1.5, which is below the maximum permitted under the Credit Agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Our exposure to market risk has not changed materially since December 31, 2015.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth; the impact of competitive laundry detergent products, including unit dose laundry detergent; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; the Company’s investments in joint ventures; the impact of acquisitions; capital expenditures; the Company’s effective tax rate;  the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; and the availability and adequacy of raw materials, including trona reserves. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition, including The Procter & Gamble Company’s participation in the value laundry detergent category and Henkel’s entry into the U.S. premium laundry detergent category; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; issues relating to the Company’s information technology and controls; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

The complaint alleges, among other things, that the Company (i) breached two agreements for the manufacture and supply of pregnancy and ovulation test kits by switching suppliers, (ii) failed to give Plaintiff the proper notice, (iii) failed to reimburse Plaintiff for costs and expenses under the agreements and (iv) misrepresented its future requirements.  The complaint seeks compensatory and punitive damages of an amount in excess of $20 million, as well as declaratory relief, statutory prejudgment interest and attorneys’ fees and costs.

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

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs.  The following table contains information for shares repurchased during the first quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs (2)
1/1/2016 to 1/31/2016	0	0.00	0	$224,949,267
2/1/2016 to 2/29/2016	1,531,509	$88.72	1,531,509	$192,472,891
3/1/2016 to 3/31/2016	701,545	$91.40	701,545	$128,353,339
Total	2,233,054	$89.56	2,233,054

 (1) Average price paid per share in the period includes commission.

(2) During the quarter, approximately $103.0 was repurchased under the Company’s evergreen share repurchase program and approximately $97.0 was repurchased under the 2015 Share Repurchase Program.  The evergreen share repurchase program has no specified cap and therefore is not reflected in this column.

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

	(10.1)

Amended and Restated Change in Control and Severance Agreement, entered into by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 2, 2016.

	(10.2)

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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015, (iii) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2016 and March 31, 2015 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 5, 2016	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	May 5, 2016	/s/ Steven J. Katz
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

	(10.1)

Amended and Restated Change in Control and Severance Agreement, entered into by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 2, 2016.

	(10.2)

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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015, (iii) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2016 and March 31, 2015 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.