Form 10-Q
period 2016-06-30
CHURCH & DWIGHT CO INC /DE/
filed 2016-08-04
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

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

As of August 2, 2016, there were 128,798,641 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	26

1A.	Risk Factors	26

6.	Exhibits	27

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Net Sales	$877.4	$847.1	$1,726.4	$1,659.4
Cost of sales	469.4	474.0	939.4	930.8
Gross Profit	408.0	373.1	787.0	728.6
Marketing expenses	120.2	115.8	212.7	204.6
Selling, general and administrative expenses	112.5	115.0	219.5	209.6
Income from Operations	175.3	142.3	354.8	314.4
Equity in earnings of affiliates	2.5	(13.8)	4.2	(11.5)
Investment earnings	0.4	0.5	0.7	1.0
Other income (expense), net	(0.1)	(1.6)	(1.8)	(3.6)
Interest expense	(7.1)	(7.9)	(13.9)	(15.5)
Income before Income Taxes	171.0	119.5	344.0	284.8
Income taxes	59.4	45.8	119.4	103.9
Net Income	$111.6	$73.7	$224.6	$180.9

Weighted average shares outstanding - Basic	128.5	130.9	129.0	131.4
Weighted average shares outstanding - Diluted	130.9	133.4	131.4	134.0
Net income per share - Basic	$0.87	$0.56	$1.74	$1.38
Net income per share - Diluted	$0.85	$0.55	$1.71	$1.35
Cash dividends per share	$0.355	$0.335	$0.71	$0.67

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Net Income	$111.6	$73.7	$224.6	$180.9
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(6.5)	19.6	3.4	(4.7)
Defined benefit plan adjustments gain (loss)	-	3.9	-	3.9
Income (loss) from derivative agreements	(0.8)	(1.5)	(7.5)	1.4
Other comprehensive income (loss)	(7.3)	22.0	(4.1)	0.6
Comprehensive income	$104.3	$95.7	$220.5	$181.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$210.8	$330.0
Accounts receivable, less allowances of $1.8 and $1.0	278.9	276.2
Inventories	290.3	274.0
Other current assets	37.9	25.8
Total Current Assets	817.9	906.0

Property, Plant and Equipment, Net	594.6	609.6
Equity Investment in Affiliates	9.1	8.4
Trade Names and Other Intangibles, Net	1,364.4	1,269.5
Goodwill	1,406.3	1,354.9
Other Assets	117.9	108.5
Total Assets	$4,310.2	$4,256.9

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$381.6	$357.2
Accounts payable and accrued expenses	543.7	508.3
Income taxes payable	1.6	7.2
Total Current Liabilities	926.9	872.7

Long-term Debt	700.7	692.8
Deferred Income Taxes	499.9	484.8
Deferred and Other Long-term Liabilities	145.5	158.3
Pension, Postretirement and Postemployment Benefits	25.3	25.1
Total Liabilities	2,298.3	2,233.7

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 146,427,550 shares issued	146.4	146.4
Additional paid-in capital	389.8	376.4
Retained earnings	2,782.9	2,650.0
Accumulated other comprehensive loss	(50.0)	(45.9)
Common stock in treasury, at cost: 17,774,983 shares in 2016 and 16,473,506 shares in 2015	(1,257.2)	(1,103.7)
Total Stockholders' Equity	2,011.9	2,023.2
Total Liabilities and Stockholders’ Equity	$4,310.2	$4,256.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2016	2015
Cash Flow From Operating Activities
Net Income	$224.6	$180.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	30.7	29.6
Amortization expense	23.7	21.8
Deferred income taxes	14.2	10.6
Equity in net earnings of affiliates	(4.2)	(5.5)
Distributions from unconsolidated affiliates	3.4	5.4
Non-cash pension settlement charge	-	8.4
Non-cash compensation expense	12.3	12.4
Asset impairment charge and other asset write-offs	0.9	17.4
Other	0.3	0.8
Change in assets and liabilities:
Accounts receivable	0.3	(22.9)
Inventories	(9.3)	(27.6)
Other current assets	(1.9)	0.8
Accounts payable and accrued expenses	20.1	12.6
Income taxes payable	0.2	20.1
Excess tax benefit on stock options exercised	(18.2)	(10.7)
Other operating assets and liabilities, net	(0.6)	(5.7)
Net Cash Provided By Operating Activities	296.5	248.4
Cash Flow From Investing Activities
Additions to property, plant and equipment	(17.8)	(34.0)
Acquisitions	(175.5)	(74.9)
Other	(0.3)	(2.0)
Net Cash Used In Investing Activities	(193.6)	(110.9)
Cash Flow From Financing Activities
Short-term debt borrowings (repayments)	23.8	(23.0)
Proceeds from stock options exercised	29.4	15.7
Excess tax benefit on stock options exercised	18.2	10.7
Payment of cash dividends	(91.7)	(87.5)
Purchase of treasury stock	(200.0)	(263.1)
Other	(5.3)	(0.7)
Net Cash Used In Financing Activities	(225.6)	(347.9)
Effect of exchange rate changes on cash and cash equivalents	3.5	(9.4)
Net Change In Cash and Cash Equivalents	(119.2)	(219.8)
Cash and Cash Equivalents at Beginning of Period	330.0	423.0
Cash and Cash Equivalents at End of Period	$210.8	$203.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2016	2015
Cash paid during the year for:
Interest (net of amounts capitalized)	$13.0	$14.5
Income taxes	$104.8	$76.8
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$4.5	$4.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2014	146.4	(13.1)	$146.4	$364.8	$2,414.9	$(34.7)	$(789.5)	$2,101.9
Net income	0.0	0.0	0.0	0.0	180.9	0.0	0.0	180.9
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	0.6	0.0	0.6
Cash dividends	0.0	0.0	0.0	0.0	(87.5)	0.0	0.0	(87.5)
Stock purchases	0.0	(3.2)	0.0	0.0	0.0	0.0	(263.1)	(263.1)
Transfer of stock for settlement of share repurchase agreement	0.0	0.1	0.0	(4.1)	0.0	0.0	4.1	0.0
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $10.7	0.0	0.6	0.0	10.6	0.0	0.0	28.2	38.8
June 30, 2015	146.4	(15.6)	$146.4	$371.3	$2,508.3	$(34.1)	$(1,020.3)	$1,971.6
December 31, 2015	146.4	(16.4)	$146.4	$376.4	$2,650.0	$(45.9)	$(1,103.7)	$2,023.2
Net income	0.0	0.0	0.0	0.0	224.6	0.0	0.0	224.6
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(4.1)	0.0	(4.1)
Cash dividends	0.0	0.0	0.0	0.0	(91.7)	0.0	0.0	(91.7)
Stock purchases	0.0	(2.2)	0.0	0.0	0.0	0.0	(200.0)	(200.0)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $18.2	0.0	0.8	0.0	13.4	0.0	0.0	46.5	59.9
June 30, 2016	146.4	(17.8)	$146.4	$389.8	$2,782.9	$(50.0)	$(1,257.2)	$2,011.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except per share data)

1.	Basis of Presentation

The condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2016 and June 30, 2015, and the condensed consolidated statements of cash flow and stockholders’ equity for the six months ended June 30, 2016 and June 30, 2015 have been prepared by Church & Dwight Co., Inc. (the “Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2016 and results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”).  The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

The Company incurred research and development expenses in the second quarter of 2016 and 2015 of $16.1 and $18.3, respectively.  The Company incurred research and development expenses in the first six months of 2016 and 2015 of $30.5 and $32.1, respectively.  These expenses are included in selling, general and administrative expenses.

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

In March 2016, the FASB issued new accounting guidance that makes modifications to how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows.  The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that adoption of the guidance will have on its consolidated financial position, results of operations and cash flows.

In March, April, and May of 2016, the FASB issued amended guidance that clarifies the principles for recognizing revenue.  The amendments clarify the guidance for identifying performance obligations, licensing arrangements and principal versus agent considerations.  The amendments additionally provide clarification on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition.  The guidance is effective for annual and interim periods beginning after December 15, 2017, and allows companies to apply the requirements retrospectively, either to all prior periods presented or through a cumulative adjustment in the year of adoption.  Early adoption is allowed for annual and interim periods beginning after December 15, 2016.  While the Company is still in the process of evaluating the financial statement impact of the standard adoption, it is not currently expected to have a material impact on its consolidated financial position, results of operations or cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2016	2015
Raw materials and supplies	$76.2	$84.6
Work in process	32.8	33.1
Finished goods	181.3	156.3
Total	$290.3	$274.0

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	June 30,	December 31,
	2016	2015
Land	$25.2	$25.2
Buildings and improvements	288.7	277.3
Machinery and equipment	674.0	665.2
Software	85.8	84.9
Office equipment and other assets	60.6	59.2
Construction in progress	26.7	33.2
Gross PP&E	1,161.0	1,145.0
Less accumulated depreciation and amortization	566.4	535.4
Net PP&E	$594.6	$609.6

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Depreciation and amortization on PP&E	$14.7	$15.0	$30.7	$29.6

5.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding - basic	128.5	130.9	129.0	131.4
Dilutive effect of stock options	2.4	2.5	2.4	2.6
Weighted average common shares outstanding - diluted	130.9	133.4	131.4	134.0
Antidilutive stock options outstanding	0.6	1.1	1.0	1.1

6.	Stock Based Compensation Plans

The following table provides a summary of option activity during the six months ended June 30, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2015	8.6	$51.77
Granted	1.0	93.32
Exercised	(0.9)	32.18
Cancelled	(0.1)	72.47
Outstanding at June 30, 2016	8.6	$58.47	6.1	$381.9
Exercisable at June 30, 2016	5.4	$44.64	4.6	$313.3

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Intrinsic Value of Stock Options Exercised	$31.1	$8.5	$55.3	$32.3
Stock Compensation Expense Related to Stock Option Awards	$5.7	$9.7	$11.2	$11.4
Issued Stock Options	0.6	1.1	1.0	1.1
Weighted Average Fair Value of Stock Options issued (per share)	$16.11	$13.73	$15.15	$13.73
Fair Value of Stock Options Issued	$10.2	$14.8	$15.2	$14.8

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.5%	2.0%	1.7%	2.0%
Expected life in years	7.0	6.3	6.8	6.3
Expected volatility	17.1%	17.2%	17.0%	17.2%
Dividend yield	1.4%	1.6%	1.5%	1.6%

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

In connection with the Company’s 2015 Share Repurchase Program and its evergreen repurchase program, the Company repurchased approximately 2.2 million shares in the first quarter of 2016 at a cost of $200.0, of which approximately $103.0 was purchased under the evergreen share repurchase program and approximately $97.0 was purchased under the 2015 Share Repurchase Program.  The Company did not repurchase any shares of Common Stock during the quarter ended June 30, 2016.

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at June 30, 2016 and December 31, 2015:

		June 30, 2016		December 31, 2015
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$98.2	$98.2	$89.3	$89.3
Financial Liabilities:
Short-term borrowings	Level 2	381.6	381.6	357.2	357.2
2.875% Senior notes due October 1, 2022	Level 2	399.7	412.1	399.7	390.5
2.45% Senior notes due December 15, 2019	Level 2	299.9	303.2	299.9	296.0
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	8.4	8.4	1.3	1.3

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the six months ended June 30, 2016.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed Consolidated Balance Sheets.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of June 30, 2016 and December 31, 2015.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments
Foreign exchange contracts	$118.8	$118.0
Interest rate swap	$300.0	$300.0
Diesel fuel contracts	1.0 gallons	2.0 gallons
Derivatives not designated as hedging instruments
Foreign exchange contracts	$17.7	$33.2
Equity derivatives	$36.1	$32.4

The fair values and amount of gain (loss) recognized in income and other comprehensive income associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements.

10.	Acquisition

On January 4, 2016, the Company acquired Spencer Forrest, Inc., the maker of TOPPIK, (the “Toppik Acquisition”), the leading brand of hair building fibers for people with thinning hair.  The total purchase price was approximately $175.5, which is subject to adjustment based on the closing working capital. The Company financed the acquisition with commercial paper.  Toppik’s annual sales are approximately $30.0.  This brand will be managed within the Consumer Domestic and Consumer International segments.

The preliminary fair values of net assets acquired are set forth below:

Acquisition Date
Preliminary
Toppik Acquisition	Fair Value
Inventory and other working capital assets	$9.5
Property, plant and equipment and other long-term assets	0.2
Trade names and other intangibles	115.8
Goodwill	52.2
Current liabilities	(2.2)
Cash purchase price as of June 30, 2016 (net of cash acquired)	$175.5

The life of the amortizable intangible assets recognized from the Toppik Acquisition ranges from 10 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact is not material to the Company’s consolidated financial results.

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	June 30, 2016				December 31, 2015
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$356.6	$(106.3)	$250.3	3-20	$259.5	$(96.4)	$163.1
Customer Relationships	380.5	(153.0)	227.5	15-20	372.4	(141.8)	230.6
Patents/Formulas	68.7	(43.7)	25.0	4-20	57.4	(41.9)	15.5
Non Compete Agreement	1.8	(1.5)	0.3	5-10	1.8	(1.5)	0.3
Total	$807.6	$(304.5)	$503.1		$691.1	$(281.6)	$409.5

Indefinite lived intangible assets - Carrying value

	June 30,	December 31,
	2016	2015
Trade Names	$861.3	$860.0

Intangible amortization expense was $11.1 and $9.7 for the second quarter of 2016 and 2015, respectively.  Intangible amortization expense amounted to $22.4 and $20.4 for the first six months of 2016 and 2015, respectively.  The Company estimates that intangible amortization expense will be approximately $45.0 in 2016 and approximately $40.0 to $45.0 annually over the next five years.

The carrying amount of goodwill as of June 30, 2016 and December 31, 2015, respectively, is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2015	$1,242.2	$62.6	$50.1	$1,354.9
Toppik acquired goodwill	39.2	13.0	0.0	52.2
Other	(0.8)	0.0	0.0	(0.8)
Balance at June 30, 2016	$1,280.6	$75.6	$50.1	$1,406.3

In connection with its annual goodwill impairment test, performed in the beginning of the second quarter of 2016, the Company determined that the estimated fair value substantially exceeded the carrying values of all reporting units.

12.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2016	2015
Trade accounts payable	$316.1	$293.9
Accrued marketing and promotion costs	108.1	91.5
Accrued wages and related benefit costs	39.6	59.4
Other accrued current liabilities	79.9	63.5
Total	$543.7	$508.3

13.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	June 30,	December 31,
	2016	2015
Short-term borrowings
Commercial paper issuances	$375.0	$354.5
Various debt due to international banks	6.6	2.7
Total short-term borrowings	$381.6	$357.2

Long-term debt
2.875% Senior notes due October 1, 2022	$400.0	$400.0
Less: Discount	(0.3)	(0.3)
2.45% Senior notes due December 15, 2019	300.0	300.0
Less: Discount	(0.1)	(0.1)
Debt issuance costs, net	(7.3)	(8.1)
Fair value adjustment related to hedged fixed rate debt instrument	8.4	1.3
Net long-term debt	$700.7	$692.8

14.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2016 and June 30, 2015 are as follows:

					Accumulated
	Foreign		Defined		Other
	Currency		Benefit	Derivative	Comprehensive
	Adjustments		Plans	Agreements	Income (Loss)
Balance at December 31, 2014	$(16.4)		$(17.7)	$(0.6)	$(34.7)
Other comprehensive income (loss) before reclassifications	(16.3)		0.0	5.9	(10.4)
Amounts reclassified to consolidated statement of income (a) (b)	0.0		5.2	(3.6)	1.6
Tax benefit (expense)	11.6	(c)	(1.3)	(0.9)	9.4
Other comprehensive income (loss)	(4.7)		3.9	1.4	0.6
Balance at June 30, 2015	$(21.1)		$(13.8)	$0.8	$(34.1)

Balance at December 31, 2015	$(38.5)		$(11.5)	$4.1	$(45.9)
Other comprehensive income (loss) before reclassifications	3.4		0.0	(9.5)	(6.1)
Amounts reclassified to consolidated statement of income (a) (b)	0.0		0.0	(0.3)	(0.3)
Tax benefit (expense)	0.0		0.0	2.3	2.3
Other comprehensive income (loss)	3.4		0.0	(7.5)	(4.1)
Balance at June 30, 2016	$(35.1)		$(11.5)	$(3.4)	$(50.0)

(a)	Amounts classified to cost of sales and selling, general and administrative expenses.
(b)	The Company reclassified a loss of $0.2 and a loss of $3.3 to the consolidated statement of income during the three months ended June 30, 2016 and 2015, respectively.
(c)	Refer to Note 10 in the Form 10-K for a discussion of the deferred tax benefit recorded from the liquidation of the Company’s Netherlands subsidiary.

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

b. As of June 30, 2016, the Company had commitments of approximately $245.0.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of June 30, 2016, the Company had various guarantees and letters of credit of approximately $23.0.

d. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3.  In addition to this initial payment, the Company was required to make advance royalty payments of up to $5.5 upon the launch of a product utilizing the licensed technology, of which the entire $5.5 has been paid as of December 31, 2015.  As of June 30, 2016, no additional payments are required under the license agreement.  However, upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration for products incorporating the acquired technology, the Company would be required to make an additional $7.0 license payment.

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

The following summarizes the balances and transactions between the Company and each of (i) Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest, and (ii) Natronx, in which the Company holds a one-third ownership interest:

	Armand		ArmaKleen		Natronx
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015	2016	2015
Purchases by Company	$10.0	$11.2	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.6	$0.7	$0.8	$1.0
Outstanding Accounts Receivable	$0.5	$0.8	$0.6	$1.0	$0.1	$0.1
Outstanding Accounts Payable	$2.3	$2.3	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.2	$1.2	$1.0	$1.0	$0.3	$0.4

(1) Billed by Company and recorded as a reduction of selling, general and administrative expenses.

17.	Segments

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

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of June 30, 2016, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand and ArmaKleen for the three and six months ended June 30, 2016 and Armand, ArmaKleen and Natronx for the three and six months ended June 30, 2015, respectively, are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes for the three and six months ended June 30, 2016 and June 30, 2015 respectively, are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Second Quarter 2016	$669.8	$136.4	$71.2	$0.0	$877.4
Second Quarter 2015	638.3	130.9	77.9	0.0	847.1
First Six Months of 2016	$1,317.6	$263.8	$145.0	$0.0	$1,726.4
First Six Months of 2015	1,252.9	251.3	155.2	0.0	1,659.4

Income before Income Taxes(2)
Second Quarter 2016	$141.6	$16.2	$10.7	$2.5	$171.0
Second Quarter 2015	112.6	4.5	16.1	(13.7)	119.5
First Six Months of 2016	$281.5	$34.3	$24.0	$4.2	$344.0
First Six Months of 2015	242.2	23.9	30.1	(11.4)	284.8

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.0 and $1.7 for the three months ended June 30, 2016 and June 30, 2015, respectively, and were $2.0 and $3.0 for the six months ended June 30, 2016 and June 30, 2015, respectively.

(2)	In determining Income before Income Taxes, interest expense and investment earnings were allocated among segments based upon each segment’s relative Income from Operations.
(3)	Corporate consists of equity in earnings of affiliates from Armand and ArmaKleen in the first six months of 2016, and Armand, ArmaKleen and Natronx in the first six months of 2015.

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Household Products	$397.8	$390.9	$786.1	$757.4
Personal Care Products	272.0	247.4	531.5	495.5
Total Consumer Domestic	669.8	638.3	1,317.6	1,252.9
Total Consumer International	136.4	130.9	263.8	251.3
Total SPD	71.2	77.9	145.0	155.2
Total Consolidated Net Sales	$877.4	$847.1	$1,726.4	$1,659.4

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

18.	Subsequent Event

Two-for-One Stock Split

On August 4, 2016, the Company announced that its Board of Directors has approved a two-for-one stock split of the Company’s common stock in the form of a stock dividend, payable on September 1, 2016 to shareholders of record as of August 15, 2016.  The split will increase the Company’s total shares outstanding from approximately 129 million shares to approximately 258 million shares.  The financial statements presented in this quarterly report on Form 10-Q do not reflect the effect of the stock split.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	June 30, 2016	Prior Year	June 30, 2015
Net Sales	$877.4	3.6%	$847.1
Gross Profit	$408.0	9.4%	$373.1
Gross Margin	46.5%	+250 basis points	44.0%
Marketing Expenses	$120.2	3.8%	$115.8
Percent of Net Sales	13.7%	0 basis points	13.7%
Selling, General & Administrative Expenses	$112.5	-2.2%	$115.0
Percent of Net Sales	12.8%	-70 basis points	13.5%
Income from Operations	$175.3	23.2%	$142.3
Operating Margin	20.0%	+320 basis points	16.8%

	Six Months Ended	Change vs.	Six Months Ended
	June 30, 2016	Prior Year	June 30, 2015
Net Sales	$1,726.4	4.0%	$1,659.4
Gross Profit	$787.0	8.0%	$728.6
Gross Margin	45.6%	+170 basis points	43.9%
Marketing Expenses	$212.7	4.0%	$204.6
Percent of Net Sales	12.3%	0 basis points	12.3%
Selling, General & Administrative Expenses	$219.5	4.7%	$209.6
Percent of Net Sales	12.7%	0 basis points	12.7%
Income from Operations	$354.8	12.8%	$314.4
Operating Margin	20.6%	+170 basis points	18.9%

Net Sales

Net sales for the quarter ended June 30, 2016 were $877.4, an increase of $30.3 or 3.6% over the second quarter of 2015.  Net sales for the six months ended June 30, 2016 were $1,726.4, an increase of $67.0 or 4.0% over the comparable six month period of 2015.  The components of the net sales increase are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consolidated	2016	2016
Product volumes sold	3.1%	4.3%
Pricing/Product mix	0.6%	0.1%
Foreign exchange rate fluctuations	(1.0)%	(1.2%)
Volume from acquired product lines (1)	0.9%	0.8%
Net Sales increase	3.6%	4.0%

(1)

On January 4, 2016, the Company acquired Spencer Forrest, Inc., the maker of TOPPIK hair building fibers (the “Toppik Acquisition”).  Net sales of this acquisition are included in the Company’s results since the date of acquisition.

For the three months and six months ended June 30, 2016, the volume change primarily reflects increased product sales in both the Consumer Domestic and Consumer International segments, with volume declines in Specialty Products (“SPD”).

Gross Profit / Gross Margin

The Company’s gross profit was $408.0 for the quarter ended June 30, 2016, a $34.9 increase as compared to the same period in 2015.  Gross margin increased 250 basis points (“bps”) in the second quarter of 2016 compared to the same period in 2015 due to lower manufacturing costs of 130 bps (including productivity programs and the absence of start-up costs incurred in 2015 associated with the Company’s new vitamin manufacturing facility), commodity costs of 70 bps, favorable price/volume mix of 60 bps, the impact of the higher margin acquired business of 20 bps partially offset by unfavorable foreign exchange rates of 30 bps.  Gross profit was $787.0 for the six months ended June 30, 2016, a $58.4 increase compared to the same period of 2015.  Gross margin increased 170 bps to 45.6% in the first six months of 2016 as compared to 43.9% in the same period of 2015.  This is due to the favorable commodity costs of 90 bps, lower manufacturing costs of 60 bps (including productivity programs and the absence of start-up costs incurred in 2015 associated with the Company’s new vitamin manufacturing facility), favorable price/volume mix of 40 bps and the impact of the higher margin acquired business of 20 bps, partially offset by unfavorable foreign exchange rates of 40 bps.

Operating Expenses

Marketing expenses for the second quarter of 2016 were $120.2, an increase of $4.4 or 3.8% as compared to the same period in 2015.  Marketing expenses as a percentage of net sales in the second quarter of both 2016 and 2015 were 13.7%.  Marketing expenses for the first six months of 2016 were $212.7, an increase of $8.1 as compared to the same period in 2015. Marketing expenses as a percentage of net sales for the six months of 2016 and 2015 were 12.3%.

Selling, general and administrative (“SG&A”) expenses were $112.5 in the second quarter of 2016, a decrease of $2.5 or 2.2% as compared to the same period in 2015 primarily due to an $8.9 expense charge associated with the settlement of an international pension plan in 2015, partially offset by costs associated with the Toppik Acquisition.  SG&A as a percentage of net sales decreased 70 bps to 12.8% in the second quarter of 2016 as compared to 13.5% in the same period in 2015.  The decrease is due to lower costs of 30 bps and 40 bps of leverage associated with higher sales.  SG&A for the first six months of 2016 was $219.5, an increase of $9.9 as compared to the same period in 2015. The increase is primarily due to costs associated with the Toppik Acquisition and higher compensation costs, partially offset by the 2015 pension settlement charge.  SG&A as a percentage of net sales was 12.7% in the first six months of both 2016 and 2015.  Higher costs contributed an increase of 50 bps offset by 50 bps of leverage associated with higher sales.

Other Income and Expenses

Equity in earnings of affiliates for the three and six month periods ended June 30, 2016 increased by $16.3 and $15.7, respectively, as compared to the same periods in 2015.  The increase in earnings was due primarily to a $17.0 impairment charge in 2015 associated with the Company’s remaining investment in Natronx.

Other expense for the three and six month periods ended June 30, 2016 decreased $1.5 and $1.8, respectively, as compared to the same periods in 2015 due to the effect of changes in foreign currency rates.

Interest expense for the three and six month periods ended June 30, 2016 decreased $0.8 and $1.6, respectively, as compared to the same period in 2015 due to a lower amount of average debt outstanding.

Income Taxes

The effective tax rate in both the three and six month periods ended June 30, 2016 was 34.7%, compared to 38.3% and 36.5% in the same periods in 2015. The difference in the tax rate is associated with events that occurred during the second quarter of 2015.  During the quarter ended June 30, 2015, the Company reported an impairment charge of $17.0 relating to its investment in a joint venture.  The Company recorded a valuation allowance against the resulting tax benefit which negatively impacted the tax rate for both the quarter and six month periods ended June 30, 2015.  Also during the quarter ended June 30, 2015, the Company liquidated its subsidiary in the Netherlands and determined that the earnings of its subsidiary in France would no longer be permanently reinvested outside of the U.S.  As a result of liquidating its subsidiary in the Netherlands, the Company recorded a tax benefit of $2.7 in the Consolidated Statement of Income in the quarter ended June 30, 2015.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of June 30, 2016, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings of Armand and ArmaKleen for the three and six month periods ended June 30, 2016 and Armand, ArmaKleen and Natronx for the three and six month periods ended June 30, 2015 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and six month periods ended June 30, 2016 and June 30, 2015 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Second Quarter 2016	$669.8	$136.4	$71.2	$0.0	$877.4
Second Quarter 2015	638.3	130.9	77.9	0.0	847.1
First Six Months of 2016	$1,317.6	$263.8	$145.0	$0.0	$1,726.4
First Six Months of 2015	1,252.9	251.3	155.2	0.0	1,659.4

Income before Income Taxes(2)
Second Quarter 2016	$141.6	$16.2	$10.7	$2.5	$171.0
Second Quarter 2015	112.6	4.5	16.1	(13.7)	119.5
First Six Months of 2016	$281.5	$34.3	$24.0	$4.2	$344.0
First Six Months of 2015	242.2	23.9	30.1	(11.4)	284.8

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.0 and $1.7 for the three months ended June 30, 2016 and June 30, 2015, respectively, and were $2.0 and $3.0 for the six months ended June 30, 2016 and June 30, 2015, respectively.

(2)	In determining Income before Income Taxes, interest expense and investment earnings were allocated among the segments based upon each segment’s relative Income from Operations.
(3)	Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen in the second quarter 2016 and Armand, ArmaKleen and Natronx in the second quarter 2015.

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Household Products	$397.8	$390.9	$786.1	$757.4
Personal Care Products	272.0	247.4	531.5	495.5
Total Consumer Domestic	669.8	638.3	1,317.6	1,252.9
Total Consumer International	136.4	130.9	263.8	251.3
Total SPD	71.2	77.9	145.0	155.2
Total Consolidated Net Sales	$877.4	$847.1	$1,726.4	$1,659.4

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the second quarter of 2016 were $669.8, an increase of $31.5 or 4.9% as compared to the same period in 2015.  Consumer Domestic net sales for the six months ended June 30, 2016 were $1,317.6, an increase of $64.7 or 5.2% as compared to the same period in 2015.  The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer Domestic	2016	2016
Product volumes sold	3.9%	4.7%
Pricing/Product mix	0.5%	(0.3%)
Volume from acquired product lines (1)	0.5%	0.8%
Net Sales increase	4.9%	5.2%
(1)	Includes net sales of the brands acquired in the Toppik Acquisition since the date of acquisition.

The increase in net sales for the three and six month periods ending June 30, 2016, reflects higher sales of VITAFUSION gummy vitamins,  OXICLEAN laundry additive, BATISTE dry shampoo, partially offset by lower sales of KABOOM cleaning products.

There continues to be significant product and price competition in the laundry detergent category.  For example, the Procter & Gamble Company markets a premium line of unit dose products under the Tide Pods brand and a lower-priced line of laundry detergents that competes directly with the Company’s core value laundry detergents.  Henkel AG & Co. KGaA (“Henkel”) has entered the U.S. market with Persil, its leading worldwide premium laundry detergent, and recently announced its anticipated acquisition of the Sun Products Corporation, the maker of ALL, WISK and SUN laundry detergents.  It is too early to assess what impact these competitive actions and consolidation will have on the category or the Company’s laundry detergent business.  However, the unit dose laundry detergent segment is the fastest growing segment in the laundry detergent category, having grown to approximately 15% of the category since the introduction of this form in 2012, and the Company faces pressure to achieve its proportionate share of the segment with a potential adverse impact on its share of the laundry detergent category.  Moreover, the introduction of Persil could precipitate greater price competition in the premium laundry category and distribution pressure with a potential adverse impact on OXICLEAN laundry detergent.  The Company continues to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending.  Additionally, while the category grew approximately 4.4% in the first half of 2016 and 1.6% in the full year of 2015, after experiencing declines in 2013 and 2014, there is no assurance the category will not decline in the future and that the Company will be able to offset any such decline.

Consumer Domestic income before income taxes for the second quarter of 2016 was $141.6, a $29.0 increase as compared to the second quarter of 2015.  The increase is due primarily to the impact of higher sales volumes of $18.6, favorable commodity and manufacturing costs of $17.4, offset by higher SG&A costs of $5.4 and higher marketing expenses of $2.6.  For the six month period ended June 30, 2016, income before income taxes was $281.5, a $39.3 increase as compared to the first six months of 2015.  The increase is due primarily to the impact of higher sales volumes of $41.9, favorable commodity and manufacturing costs of $24.4, offset by higher SG&A costs of $14.8, unfavorable price/mix of $8.3 and higher marketing expenses of $5.0.

Consumer International

Consumer International net sales were $136.4 in the second quarter of 2016, an increase of $5.5 or 4.2% as compared to the same period in 2015.  Consumer International net sales in the first six months of 2016 were $263.8, an increase of $12.5 or approximately 5.0% as compared to the same period in 2015.  The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer International	2016	2016
Product volumes sold	5.9%	7.7%
Pricing/Product mix	1.5%	2.5%
Foreign exchange rate fluctuations / Other	(5.0%)	(6.9%)
Volume from acquired product lines (1)	1.8%	1.7%
Net Sales increase	4.2%	5.0%

(1)	Includes net sales of the brands acquired in the Toppik Acquisition since the date of acquisition.

Excluding the impact of unfavorable foreign exchange rates, higher sales in the second quarter of 2016 occurred in Australia, Mexico, Canada and exports. For the six months ended June 30, 2016, higher sales occurred in Mexico, the U.K., Australia, Canada and exports.

Consumer International income before income taxes was $16.2 in the second quarter of 2016, an increase of $11.7 compared to the same period in 2015 due primarily to higher volume of $5.7, favorable price/mix of $3.5 and lower SG&A of $7.3, partially offset by unfavorable foreign exchange rates of $1.6, and higher marketing costs of $2.6. Last year’s results included an $8.9 pension settlement charge.  For the first six months of 2016, income before income taxes was $34.3, a $10.4 increase as compared to the same period in 2015, due primarily to higher volumes of $12.6, favorable price/mix of $7.3 and lower SG&A of $3.3, partially offset by unfavorable foreign exchange rates of $6.6 and higher marketing costs of $4.9. Last year’s results included an $8.9 pension settlement charge.

Specialty Products (“SPD”)

SPD net sales were $71.2 for the second quarter of 2016, a decrease of $6.7 or 8.6% as compared to the same period in 2015.  SPD net sales were $145.0 for the first six months of 2016, a decrease of $10.2, or 6.6% as compared to the same period of 2015.  The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - SPD	2016	2016
Product volumes sold	(7.7%)	(4.6)%
Pricing/Product mix	0.0%	(0.3)%
Foreign exchange rate fluctuations / Other	(0.9)%	(1.7)%
Net Sales (decrease)	(8.6%)	(6.6%)

The net sales decrease in the second quarter of 2016 reflects lower sales in the animal nutrition business driven by further declines in milk prices and a strong year ago results comparison.  The low milk prices are due to an excess global supply of milk and weak exports due to a strong U.S. dollar.

SPD income before income taxes was $10.7 in the second quarter of 2016, a decrease of $5.4 as compared to the same period in 2015 due primarily to lower volumes of $2.5, higher SG&A costs of $1.8 and higher marketing expenses of $0.5.   SPD income before income taxes was $24.0 in the first six months of 2016, a decrease of $6.1 as compared to the same period in 2015 due primarily to lower volumes of $3.3 and higher SG&A costs of $2.8.

Corporate

The administrative costs of the Company’s production, planning and logistics functions are included in the SG&A expenses of each operating segment and as elements of cost of sales in the Company’s Consolidated Statements of Income.  The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the second quarter of 2016, and Armand, ArmaKleen and Natronx in the second quarter of 2015.  The Corporate segment income before income taxes was $2.5 in the second quarter of 2016, as compared to a loss of $13.7 in the same period in 2015.  The Corporate segment income before income taxes was $4.2 for the first six months of 2016, as compared to a loss of $11.4 in the same period in 2015.  The loss for both periods in 2015 was the result of the $17.0 Natronx impairment charge.

Liquidity and capital resources

As of June 30, 2016, the Company had $210.8 in cash and cash equivalents, approximately $620 available through the revolving facility under its principal credit agreement (the “Credit Agreement”) and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $600.0, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement.  To preserve its liquidity, the Company invests its cash primarily in prime money market funds and short term bank deposits.

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

In connection with the Company’s share repurchase program authorized by the Board in January of 2015 (the “2015 Share Repurchase Program”) and its evergreen repurchase program, the Company repurchased approximately 2.2 million shares in the first quarter of 2016 at a cost of $200.0, of which approximately $103.0 was purchased under the evergreen share repurchase program and approximately $97.0 was purchased under the 2015 Share Repurchase Program.  As a result of these purchases, there remained approximately $128.0 under the 2015 Share Repurchase Program as of June 30, 2016.

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

Cash Flow Analysis

	Six Months Ended
	June 30,	June 30,
	2016	2015
Net cash provided by operating activities	$296.5	$248.4
Net cash used in investing activities	$(193.6)	$(110.9)
Net cash used in financing activities	$(225.6)	$(347.9)

Net Cash Provided by Operating Activities – The Company’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  The Company’s net cash provided by operating activities in the six months ended June 30, 2016 increased by $48.1 to $296.5 as compared to $248.4 in the same period in 2015 due to a smaller increase in working capital and higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges).  The change in working capital is primarily due to lower accounts receivable, as a result of factoring approximately $64.0 to a bank, a smaller increase in inventories and higher accounts payable.  The Company measures working capital effectiveness based on its cash conversion cycle.  The following table presents the Company’s cash conversion cycle information for the quarters ended June 30, 2016 and 2015:

	As of
	June 30, 2016	June 30, 2015	Change
Days of sales outstanding in accounts receivable ("DSO")	29	36	(7)
Days of inventory outstanding ("DIO")	56	50	6
Days of accounts payable outstanding ("DPO")	60	56	4
Cash conversion cycle	25	30	(5)

The Company's cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a 2 period average method, improved 5 days from the prior year amount of 30 days to 25 days at June 30, 2016 due primarily to improved DSO of 7 days from 36 to 29 days due to factoring.  DIO increased 6 days from 50 to 56 days. DPO improved by 4 days as the Company continues to extend payment terms with its suppliers.   The improvement in the Company's cash conversion cycle reflects the Company's continued focus on reducing its average working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2016 was $193.6, principally reflecting $175.5 for the Toppik Acquisition and $17.8 for property, plant and equipment expenditures.  Net cash used in investing activities during the first six months of 2015 was $110.9, principally reflecting $74.9 for the acquisition of Varied Industries Corporation and $34.0 for property, plant and equipment expenditures, in large part due to the Company’s new gummy vitamin manufacturing facility in York, Pennsylvania.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first six months of 2016 was $225.6, primarily reflecting $200.0 of repurchases of the Company’s common stock (“Common Stock”) and $91.7 of cash dividend payments, offset by $20.5 of commercial paper borrowings, $3.3 of short term borrowings at an international subsidiary and $47.6 of proceeds and tax benefits from stock option exercises.  Net cash used in financing activities during the first six months of 2015 was $347.9, primarily reflecting $263.1 of repurchases of Common Stock, $87.5 of cash dividends and repayment of $23.0 of commercial paper borrowings, offset by $26.4 of proceeds and tax benefits from stock option exercises.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth; the impact of competitive laundry detergent products, including unit dose laundry detergent; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; the Company’s investments in joint ventures; the impact of acquisitions; capital expenditures; the impact of the two-for-one stock split; the Company’s effective tax rate;  the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; and the availability and adequacy of raw materials, including trona reserves. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition, including The Procter & Gamble Company’s participation in the value laundry detergent category and Henkel’s entry into the U.S. premium laundry detergent category; Henkel’s announced purchase of Sun Products, changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; the implications of the United Kingdom’s withdrawal from the European Union; issues relating to the Company’s information technology and controls; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and June 30, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015, (v) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2016 and June 30, 2015 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	August 4, 2016	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	August 4, 2016	/s/ Steven J. Katz
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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and June 30, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015, (v) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2016 and June 30, 2015 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.