Form 10-K
period 2016-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2017-02-24
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 2016                                                  Commission file number 1-10585

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $13.0 billion.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the common stock (the “Common Stock”) of Church & Dwight Co., Inc. (the “Company”).  The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2016.

As of February 21, 2017, there were 254,632,798 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2017 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10‑K (this “Annual Report”).

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of competitive laundry detergent products, including unit dose laundry detergent; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; actual voluntary and expected cash contributions to pension plans; impairments and other charges including the pension settlement charge and asset impairment charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; and the availability and adequacy of raw materials, including trona reserves. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition, including The Procter & Gamble Company’s (“P&G”) participation in the value laundry detergent category and Henkel AG & Co. KGaA’s (“Henkel”) entry into the U.S. premium laundry detergent category; Henkel’s acquisition of the Sun Products Co., Inc. (“Sun Products”); changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; transition to, and shifting trade or economic policies under the new presidential administration in the United States; issues relating to the Company’s information technology and controls; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

All applicable amounts in the consolidated financial statements and related disclosure included in this annual report have been retroactively adjusted to reflect the Company’s two for one stock split effected September 1, 2016.

TABLE OF CONTENTS

PART I

PART II

PART III

10.	Directors, Executive Officers and Corporate Governance	86
11.	Executive Compensation	86
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86
13.	Certain Relationships and Related Transactions, and Director Independence	86
14.	Principal Accounting Fees and Services	86
	PART IV
15.	Exhibits, Financial Statement Schedule	87

PART I

ITEM 1.	BUSINESS

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

The Company’s business is divided into three primary segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”). The Consumer Domestic segment includes the power brands noted previously as well as other household and personal care products such as KABOOM cleaning products, ARRID antiperspirant, CLOSE-UP and AIM toothpastes and SIMPLY SALINE nasal saline moisturizer. The Consumer International segment primarily sells a variety of personal care products, some of which use the same brands as the Company’s domestic product lines, in international markets, including Canada, Europe, Australia, Mexico and Brazil. The SPD segment has a growing global animal productivity business with more than a dozen products designed to help improve the productivity and wellness of animals in animal agriculture.  The segment is also the largest United States (“U.S.”) producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical, and specialty cleaning applications. In 2016, the Consumer Domestic, Consumer International and SPD segments represented approximately 77%, 15% and 8%, respectively, of the Company’s net sales.

All domestic brand “rankings” contained in this Annual Report are based on dollar share rankings from ACNielsen AOC (All Outlets Combined) for the 52 weeks ended December 17, 2016.  Foreign brand “rankings” are derived from several sources.

FINANCIAL INFORMATION ABOUT SEGMENTS

As noted above, the Company’s business is organized into three reportable segments: Consumer Domestic, Consumer International and SPD.  These segments are based on differences in the nature of products and organizational and ownership structures.  The businesses of these segments generally are not seasonal, although the Consumer Domestic and Consumer International segments are affected by sales of SPINBRUSH battery-operated toothbrushes (which typically are higher during the fall, in advance of the holiday season), sales of NAIR depilatories and waxes (which typically are higher in the spring and summer months), and sales of VITAFUSION and L’IL CRITTERS dietary supplements (which typically are slightly higher in the fourth quarter of each year, in advance of the cold and flu season and renewed commitments to health).  Information concerning each of the segments is set forth in Note 16 to the consolidated financial statements included in this Annual Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is Item 7 of this Annual Report.

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
CLOSE-UP Toothpaste
FIRST RESPONSE Home Pregnancy and Ovulation Test Kits
L’IL CRITTERS Dietary Supplements
NAIR Depilatories, Lotions, Creams and Waxes
ORAJEL Oral Analgesics
PEPSODENT Toothpaste
REPHRESH Feminine Hygiene Product
REPLENS Feminine Hygiene Product
SIMPLY SALINE Nasal Saline Moisturizer
SPINBRUSH Battery-operated Toothbrushes
SPINBRUSH Manual Toothbrushes
TOPPIK Hair Building Fibers
TROJAN Condoms, Lubricants and Vibrating Products VIVISCAL Non-drug Hair Growth Supplement
VITAFUSION Dietary Supplements

Household Products

In 2016, household products constituted approximately 60% of the Company’s Domestic Consumer sales and approximately 46% of the Company’s consolidated net sales.

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

The Company’s laundry detergents constitute its largest consumer business, measured by net sales. The Company markets its ARM & HAMMER brand laundry detergents in powder, liquid and unit dose forms as value products, priced at a discount from products identified by the Company as market leaders. The Company markets ARM & HAMMER PLUS OXICLEAN Odor Blasters liquid laundry detergent, ARM & HAMMER CLEAN SCENTSATIONS a line of laundry scent boosters inspired by U.S. National Parks, and ARM & HAMMER BioEnzyme Power unit dose laundry detergent. The Company markets its XTRA laundry detergent in liquid, powder and single dose forms at a slightly lower price than ARM & HAMMER brand laundry detergents. The Company also markets XTRA LASTING SCENTSATIONS and XTRA FRESCO SCENTSATIONS, a line of highly fragranced and concentrated

liquid laundry detergents, and OXICLEAN laundry detergent and stain fighting additives.   OXICLEAN is the number one brand in the U.S. laundry stain fighting additive market. The Company markets ARM & HAMMER PLUS OXICLEAN liquid and powder laundry detergents, combining the benefits of these two powerful laundry detergent products, including, ARM & HAMMER PLUS OXICLEAN Ultra Power liquid detergent, an ultra-concentrated version of ARM & HAMMER PLUS OXICLEAN, and OXICLEAN Power Paks. The Company also markets OXICLEAN laundry detergent, a premium-priced line of liquid, powder and unit dose laundry detergents, OXICLEAN WHITE REVIVE laundry detergent, OXICLEAN versatile stain remover plus Odor Blasters and OXICLEAN washing machine cleaner.   In 2016, the Company introduced ARM & HAMMER BioEnzyme Power liquid, ARM & HAMMER Tropical Paradise Scent Booster and OXICLEAN Max Force Foam laundry stain remover.  In 2017, the Company has launched ARM & HAMMER plus OXICLEAN Stainfighters Triple Chamber unit dose laundry detergent.

The Company’s laundry products also include fabric softener sheets that prevent static cling and soften and freshen clothes. The Company markets ARM & HAMMER FRESH’N SOFT fabric softeners and offers a liquid fabric softener, NICE’N FLUFFY, at a slightly lower price enabling the Company to compete at several price points.

The Company also markets a line of cat litter products, including ARM & HAMMER CLUMP & SEAL clumping cat litter, ARM & HAMMER CLUMP & SEAL lightweight cat litter, ARM & HAMMER SUPER SCOOP clumping cat litter and ARM & HAMMER ULTRA LAST, a longer lasting clumping cat litter. Other products include ARM & HAMMER Multi-Cat cat litter, designed for households with more than one cat, ARM & HAMMER ESSENTIALS clumping cat litter, a corn-based scoopable litter made for consumers who prefer to use products made with natural ingredients and ARM & HAMMER Double Duty cat litter, which eliminates both urine and feces odors on contact. The Company markets FELINE PINE in the natural litter segment, complementing the Company’s ARM & HAMMER branded cat litter business and positioning the Company as a leading supplier of natural cat litter.    In 2016, the Company launched ARM & HAMMER CLUMP & SEAL MICROGUARD, which seals and destroys immediate odors and prevents future bacterial odors.   In 2017, the Company has launched ARM & HAMMER CLUMP & SEAL SLIDE cat litter, which slides out of the litter box for easy cleaning.

In addition, the Company markets a line of household cleaning products including CLEAN SHOWER daily shower cleaner and SCRUB FREE bathroom cleaners.  The Company also markets KABOOM bathroom cleaners, ORANGE GLO household cleaning products, and OXICLEAN Dishwashing Booster, which removes cloudy film and food particles on glasses and dishes.  In 2016, the Company launched KABOOM Plus Disinfex bathroom surface cleaner.

Personal Care Products

The Company’s personal care business was founded on the unique strengths of its ARM & HAMMER trademark and baking soda technology. The Company has expanded its personal care business through its acquisition of antiperspirants, oral care products, depilatories, reproductive health products, oral analgesics, nasal saline moisturizers and dietary supplements under a variety of other leading brand names. In 2016, Personal Care Products constituted approximately 40% of the Company’s Consumer Domestic sales and approximately 31% of the Company’s total sales.

ARM & HAMMER Baking Soda, when used as a dentifrice, helps whiten and polish teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products that are marketed and sold nationally primarily under the ARM & HAMMER DENTAL CARE, ARM & HAMMER SENSITIVE, ARM & HAMMER ADVANCE WHITE and ARM & HAMMER TRULY RADIANT brand names.    The Company also manufactures in the U.S. and markets in the U.S. (including Puerto Rico) and Canada CLOSE-UP, PEPSODENT and AIM toothpastes, which are priced at a discount from the market leaders.

The Company markets and sells ARRID and ARM & HAMMER antiperspirants and deodorants in the U.S and Mexico.  The ARM & HAMMER brand was the third fastest growing antiperspirant brand, in the U. S., in 2016 behind the success of ARM & HAMMER Essentials line-extension, introduced in 2014.  In 2017, the Company has launched a new ARM & HAMMER Essentials fragrance (Clean).

Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases. The Company’s TROJAN condom brand is the number one condom brand in the U.S., and has been in use for 100 years. The brand includes such products as ECSTASY, TROJAN EXTENDED PLEASURE, HER PLEASURE, BARESKIN, MAGNUM, TROJAN DOUBLE ECSTACY, TROJAN MAGNUM RIBBED, TROJAN STUDDED BARESKIN, MAGNUM BARESKIN and TROJAN Vibrations, a line of vibrating products. The Company also markets a line of lubrication products under the TROJAN brand such as TROJAN H2O and TROJAN TONIGHT.  In 2016, the Company launched the TROJAN GROOVE condom, TROJAN DIVINE Massager, TROJAN 2-1 Vibrating Ring and TROJAN RIVIERA lubricant.  In 2017, the Company plans to launch XOXO by TROJAN, an upscale, discrete condom targeting both men and women with a soft touch, aloe lubricated latex in a unique portable carrying case.

The Company markets SPINBRUSH battery-operated toothbrushes in the U.S. (including Puerto Rico), the United Kingdom, Canada, France, China and Australia.  The SPINBRUSH battery-operated toothbrush was the number one leading brand of battery-operated toothbrushes in the U.S. in 2016.  The Company markets SPINBRUSH PROCLEAN and SPINBRUSH TRULY RADIANT toothbrushes, featuring a two-speed patented brush head design leading to superior plaque removal versus manual brushes, SPINBRUSH PROCLEAN Recharge, a rechargeable toothbrush offering up to one week of power brushes between charges, SPINBRUSH PROCLEAN Sonic, a value high speed battery-operated toothbrush which competes with much more expensive “sonic” toothbrushes, ARM & HAMMER SPINBRUSH manual toothbrushes with rotating heads and SPINBRUSH KIDS featuring top licensed characters from partners like NICKELODEON, DISNEY, MARVEL and HASBRO.  In 2016, the Company introduced ARM & HAMMER SPINBRUSH TRULY RADIANT Clean & Fresh, building off of the success of TRULY RADIANT from 2014 and 2015.  In 2017, the Company entered the slim vibrating toothbrush segment with ARM & HAMMER SPINBRUSH Sonic Pulse.  Building on our successful partnership with NICKELODEON and the PAW PATROL franchise, ARM & HAMMER SPINBRUSH KIDS has launched a SHIMMER & SHINE battery toothbrush to continue growth on the children’s vibrating toothbrush business.

The Company markets home pregnancy and ovulation test kits. Its FIRST RESPONSE brand of diagnostic kits is the number one selling brand in the U.S. and includes an enhanced FIRST RESPONSE pregnancy test kit that can tell a woman that she is pregnant up to six days before her expected period, with 99% accuracy from the day of her missed period.

The Company’s NAIR hair-removal brand is the number one selling depilatory brand in the U.S., with innovative products that address consumer needs for quick, complete and longer-lasting hair removal.  The Company offers a full line of depilatory products for women and men under the NAIR brand name, including SHOWER POWER, SPRAYS AWAY, and the Moroccan Argan Oil line of depilatories and waxes.  In 2016, the Company launched NAIR NOURISH SHOWER POWER, Sprays Away depilatories with Japanese Cherry Blossom and 100% Natural Rice Bran Oil and NAIR Wax Ready-strips for Face and Body, with no warming or rubbing required and results that last up to eight weeks. In 2017, the Company has launched NAIR Skin Renewal depilatories with grape seed oil and antioxidant-rich resveratrol.  To help grow the NAIR wax business, the Company also launched NAIR Wax Bikini Pro Kit, a microwaveable stripless wax that is effective on coarse bikini hair and helps reduce pain while waxing.

The Company markets ORAJEL oral analgesics and oral care products which includes products for both adults and children.  The ORAJEL brand remains the market leader in the toothache, canker sore, and children’s teething categories in the U.S. and continues to grow its presence in the children’s toothpaste and cold sore categories.  In 2016, the Company strengthened its positioning within the cold sore segment by introducing new ORAJEL Moisturelock Cold Sore Treatment that treats six symptoms of cold sores and by re-launching its ORAJEL Touch-Free Cold Sore Treatment which provides pain relief via convenient, touch-free application.  In 2017 the Company has launched a new ORAJEL Toothache Rinse to provide toothache sufferers non-numbing pain relief.  The Company is also furthering its partnership with NICKELODEON and following its successful PAW PATROL toothpaste launch with a new SHIMMER & SHINE toothpaste.

The Company markets the L’IL CRITTERS children’s gummy dietary supplement line and the VITAFUSION adult gummy dietary supplement line, both number one leading brands in their respective categories.  The Company markets VITAFUSION Extra Strength line extensions, FIRST RESPONSE reproductive health dietary supplements and L’IL CRITTERS dietary supplement line of licensed characters (Barbie and Super Mario) under those brands.  The Company also markets a line of probiotics under the ACCUFLORA brand name, a line of probiotics and gummy supplements under the NUTRITION NOW brand name and private label gummy dietary supplements.  In 2016, the Company launched L’IL CRITTERS Despicable Me dietary supplement, and a line of nutritional beauty-inspired supplements including VITAFUSION Gorgeous Hair, Skin & Nails, VITAFUSION Beauty Sleep and VITAFUSION Relaxed Mood.  In 2017, the Company will launch a new VITAFUSION energy variant that supports everyday energy needs and alertness.

The Company markets a growing number of hair care products, including BATISTE dry shampoo, a significantly growing brand as distribution, category awareness and trial continues to increase.  In 2017, the Company has launched BATISTE Bare, a low-fragrance variant and purse-size offerings of top-selling color dry shampoos, BATISTE Divine Dark and BATISTE Brilliant Blonde.   The Company also markets TOPPIK Hair Building Fibers and other hair cosmetics under the TOPPIK brand name, the number one leading brand of cosmetics for thinning hair.   The Company also markets a line of hair cosmetics for salon professionals under the XFUSION brand name.  On January 17, 2017, the Company acquired the VIVISCAL brand (the “Viviscal Acquisition”) from Life2good Holdings Limited for $160 million.  VIVISCAL is the number one non-drug hair growth supplement in the U.S. and the United Kingdom.

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

Total Consumer International net sales represented approximately 15% of the Company’s consolidated net sales in 2016.  Net sales of the businesses located in Europe, Canada, Mexico and Australia accounted for 35%, 32%, 10% and 10%, respectively, of the Company’s 2016 international net sales in this segment.  No other country in which the Company operates accounts for more than 10% of its total international net sales and no product line accounts for more than 20% of total international net sales.

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

The Company also markets SPINBRUSH battery-operated toothbrushes internationally, primarily in the United Kingdom, Canada, France, China and Australia.  The Company sells STERIMAR nasal hygiene products in a number of markets in Europe, as well as in Mexico, parts of Asia and Australia and other international markets. The Company also sells BATISTE dry shampoo principally in the United Kingdom, where it is the number one selling dry shampoo, Australia, Canada, France, Brazil, China and Mexico, as well as other markets including the U. S. The Company also markets the CURASH line of babycare products in Australia, and GRAVOL anti-nauseant and RUB-A535 topical analgesic in Canada and other international markets.

On December 22, 2016, the Company acquired the ANUSOL and RECTINOL businesses from Johnson & Johnson, Inc. (“Johnson & Johnson”) for $130 (the “Anusol Acquisition”).  These are the number one or number two hemorrhoid care brands in each market in which they operate primarily in the United Kingdom, Canada, Australia and South Africa.

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

The Company’s competitors include P&G, The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestle Purina PetCare Company, Henkel, Reckitt Benckiser Group plc, Johnson & Johnson, Ansell Limited, Pfizer Inc., Bayer AG, Alere Inc., NBTY, Inc. and Pharmavite LLC. Many of these companies have greater financial resources than the Company and have the capacity to outspend the Company if they attempt to gain market share.  In 2016, Henkel acquired Sun Products, making Henkel the second leading laundry detergent company in the U. S.

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

Specialty Products Division

Principal Products

The Company’s SPD segment focuses on sales to businesses and participates in three product areas: Animal Productivity, Specialty Chemicals and Specialty Cleaners, and accounted for approximately 8% of the Company’s consolidated net sales in 2016.  The following table sets forth the principal products of the Company’s SPD segment.

Type of Product	Key Brand Names
Animal Productivity	ARM & HAMMER Feed Grade Sodium Bicarbonate
BIO-CHLOR and FERMENTEN Rumen Fermentation Enhancers
DCAD PLUS Feed Grade Potassium Carbonate (1)
MEGALAC Rumen Bypass Fat (2)
ESSENTIOM Omega 3 & Omega 6 Essential Fatty Acids
MEGAMINE-L, Rumen Bypass Lysine
SQ-810 Natural Sodium Sesquicarbonate
CELMANAX Refined Functional Carbohydrate

Specialty Chemicals	ARM & HAMMER Performance Grade Sodium Bicarbonate
ARMAND PRODUCTS COMPANY Potassium Carbonate and Potassium Bicarbonate(3)

Specialty Cleaners	ARMAKLEEN Commercial & Professional Aqueous Cleaners (4)
ARMEX Blast Media (4)
Commercial & Professional Cleaners and Deodorizers

(1)	Manufactured for the Company by Armand Products Company (“Armand”).
(2)	MEGALAC is a registered trademark of Volac International Limited.
(3)	Manufactured and marketed by Armand, a joint venture in which the Company holds a 50% interest.
(4)	Distributed in North America by The ArmaKleen Company (“ArmaKleen”), a joint venture in which the Company holds a 50% ownership interest.

Animal Productivity Products

The Company markets a special grade of sodium bicarbonate and sodium sesquicarbonate to the animal feed market as a feed additive for use by the dairy industry as a buffer, or antacid, for dairy cattle.  The Company also markets DCAD PLUS feed grade potassium carbonate, which is manufactured by Armand as a feed additive into the animal feed market.

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

The Company manufactures CELMANAX Refined Functional Carbohydrate and other feed additives for cows, beef cattle, poultry and other livestock for sale in domestic and international markets and used to promote livestock digestive health and performance.

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

The Company’s Brazilian subsidiary, Quimica Geral do Nordeste (“QGN”), markets sodium bicarbonate in Brazil and is South America’s leading provider of sodium bicarbonate.   During fourth quarter of 2016, the Company decided to sell its Brazilian chemical business to focus on its Brazilian consumer business, resulting in a plant impairment charge of $4.9 recognized in the fourth quarter of 2016 based upon an anticipated selling price.  During the first quarter of 2017, the Company signed an agreement to sell the business, resulting in an approximate $5.0 expense for severance and other charges.  Sales for the Brazilian chemical business in 2016 were approximately $22.0.  The Company anticipates the transaction to close during the first quarter.

The Company and Occidental Chemical Corporation are equal partners in a joint venture, Armand, which manufactures and markets potassium carbonate and potassium bicarbonate for sale in domestic and international markets. The potassium-based products are used in a wide variety of applications, including agricultural products, specialty glass and ceramics, and potassium silicates. Armand also manufactures for the Company a potassium carbonate-based animal feed additive for sale in the dairy industry, described above under “Animal Productivity Products.”

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

COMPETITION FOR SPD

Competition within the specialty chemicals and animal productivity product lines is intense. The specialty chemicals business operates in a competitive environment influenced by capacity utilization, customers’ leverage and the impact of raw material and energy costs. Product introductions typically involve introductory costs in the year of launch, and the Company usually is not able to determine whether new products and line extensions will be successful until a period of time has elapsed following the introduction of new products or the extension of the product lines. The Company’s key competitors are Archer Daniel Midland Co, Diamond V, Lallemand Inc., Solvay Chemicals, Inc., Tronox USA Holdings, Inc. and Natural Soda, Inc.

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

The cost of raw materials, including surfactants, diesel fuel and oil based raw and packaging materials used primarily in the Company’s consumer businesses, were lower in 2016 relative to 2015, reducing the Company’s core commodity costs.  Increases in the prices of certain raw materials could materially impact the Company’s costs and financial results if the Company is unable to pass such costs along in the form of price increases to its customers.

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

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2016, 2015, and 2014, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates (“Wal-Mart”), were 24%, 24% and 25% respectively, of the Company’s consolidated net sales.  No other customer accounted for 10% or more of consolidated net sales in the three-year period.  The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

RESEARCH & DEVELOPMENT

The Company conducts research and development activities primarily at its Princeton facility in New Jersey.  The Company devotes significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features and to provide increased convenience and value to its customers.  To increase its innovative capabilities, the Company engages outside contractors for general research and development in activities beyond its core areas of expertise.  The Company spent $63.2 million, $64.7 million and $59.8 million on research and development activities in 2016, 2015 and 2014, respectively.

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

Food Products

The Company markets baking soda and animal feed products, such as rumen fermentation enhancers and Dietary Cation-Anion Difference (“DCAD”) balancers that are also subject to FDA and foreign regulation. In 2011, the Food Safety Modernization Act (“FSMA”) was enacted, changing the ways in which food and animal feed products are regulated. Under the provisions of the FSMA, the emphasis shifted from compliant products to mandatory preventive controls including hazard analysis, risk controls, supplier qualifications and controls and increased record keeping. FSMA grants the FDA the authority to require mandatory recalls for products under certain conditions. The FDA is currently in the process of establishing rules and guidance to implement the provisions of FSMA.  The potential impact of these rules and applicable guidance cannot be determined at this time.

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

Additional legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements. The effect of additional domestic or international governmental legislation, regulations, or administrative orders, if and when promulgated, cannot be determined. New legislation or regulations may require the reformulation of certain products to meet new standards, and require the recall or discontinuance of certain products not capable of reformulation.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to federal, state, local and foreign laws, rules and regulations relating to environmental concerns including air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of its employees. The Company endeavors to take actions necessary to comply with such regulations. These steps include periodic environmental and health and safety audits of Company facilities. The audits, conducted by independent firms with expertise in environmental, health and safety compliance, include site visits at each location, as well as, a review of documentary information, to determine compliance with such federal, state, local and foreign laws, rules and regulations.

GEOGRAPHIC AREAS

Approximately 84%, 83% and 81% of the Company’s consolidated net sales in 2016, 2015 and 2014, respectively, were to customers in the U.S.  Approximately 98%, 96% and 96% of the Company’s long-lived assets were located in the U.S. at December 31, 2016, 2015 and 2014, respectively.  Other than the U.S., no one country accounts for more than 5% of consolidated net sales or 5% of total assets.

EMPLOYEES

At December 31, 2016, the Company had approximately 4,500 employees.  The Company is party to a labor contract with the International Machinists Union at its Colonial Heights, Virginia plant, which expires May 31, 2018.  Internationally, the Company employs union employees in France, Mexico, Brazil and New Zealand.  The Company believes that its relations with both its union and non-union employees are satisfactory.

CLASSES OF SIMILAR PRODUCTS

The Company’s operations, exclusive of unconsolidated entities, constitute three reportable segments: Consumer Domestic, Consumer International and SPD.  The table set forth below shows the percentage of the Company’s net sales contributed by each group of similar products marketed by the Company during 2016, 2015 and 2014.

	% of Net Sales
	2016	2015	2014
Consumer Domestic
Household Products	46%	45%	45%
Personal Care Products	31%	31%	30%
Consumer International	15%	15%	16%
Specialty Products	8%	9%	9%

PUBLIC INFORMATION

The Company maintains a website at www.churchdwight.com and on the “Investors—Financial Information—SEC Filings” page of reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Commission. Also available on the “Investors—Corporate Governance” page on the Company’s website are the Company’s Corporate Governance Guidelines, charters for the Audit, Compensation & Organization and Governance & Nominating Committees of the Company’s Board of Directors (the “Board”) and the Company’s Code of Conduct. Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 500 Charles Ewing Boulevard, Ewing, New Jersey 08628, attention: Secretary. The information presented on the Company’s website is not a part of this Annual Report and the reference to the Company’s website is intended to be an inactive textual reference only.

ITEM 1A.	RISK FACTORS

The following risks and uncertainties, as well as other factors described elsewhere in this Annual Report or in other filings by the Company with the Commission, could materially adversely affect the Company’s business, results of operations and financial condition:

•	Unfavorable economic conditions could adversely affect demand for the Company’s products.

Unfavorable and uncertain economic conditions have adversely affected, and in the future may adversely affect, demand for some of the categories of products the Company sells, resulting in reduced sales volume or market share or a shift in its product mix from higher margin to lower margin products. Factors that can affect demand include competitors’ products, advertising and pricing actions, rates of unemployment, consumer confidence, health care costs, including increased costs as a result of recent or future changes in federal regulations, commodity costs, fuel and other energy costs and other economic factors affecting consumer spending behavior, including delays in the timing of tax refunds from the federal government, gasoline and home heating oil pricing, reduced unemployment benefits in periods of high unemployment and tax increases. While the vast majority of the Company’s products are consumer staples that generally are less vulnerable to decreases in discretionary spending than other products, they may become subject to increasing price competition. Additionally, some of the Company’s products, such as laundry additives, gummy dietary supplements and battery-operated toothbrushes, are more likely to be affected by consumer decisions to control spending.  For example, recent deflation in dairy products, primarily milk, has adversely affected sales of our animal productivity products.   Although we experienced a slight increase in demand for dairy products in the later part of 2016, the demand for dairy products may decline in the future and sales growth in that category may decline as a result.

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

The Company faces increasingly intense competition from consumer products companies, both in the U.S. and in international markets. Most of the Company’s products compete with other widely-advertised brands within each product category and with private label brands and generic non-branded products of its customers in certain categories, which typically are sold at lower prices.

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

Many of the Company’s competitors are large companies, including P&G, The Clorox Company, Colgate-Palmolive Company, Henkel, Reckitt Benckiser Group plc, Johnson & Johnson, Nestle Purina PetCare Company, Ansell Limited, Alere Inc., Pfizer Inc., Bayer AG, S.C. Johnson & Son, Inc., Pharmavite LLC and NBTY, Inc. Many of these companies have greater financial resources than does the Company, and, therefore, have the capacity to outspend the Company on advertising and promotional activities and introduce competing products more quickly and respond more effectively to changing business and economic conditions than can the Company. In addition, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by it. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices, which could lead to reduced profits and adversely affect growth. If the Company loses market share or the markets in which it competes do not grow substantially, its sales growth will decline.

There is significant product and price competition in the laundry detergent category.  For example, P&G markets a lower-priced line of laundry detergents, Simply Tide, which competes directly with the Company’s core value laundry detergents.  P&G has significantly increased its discounting of Simply Tide which could have a broad negative impact on the laundry category pricing and profitability.  In addition, in 2016, Henkel entered the premium laundry detergent segment with Persil, its leading worldwide premium laundry detergent and acquired Sun Products, making Henkel the second largest laundry detergent company in the U.S.  While it is too early to assess what impact this will have on the Company’s laundry detergent business, the introduction of Persil and Henkel’s increased scale and market share could precipitate greater price competition in the category and distribution pressure with a potential adverse impact on the Company’s laundry detergent business.  Additionally, while the category grew 3.3% in 2016 (0.5% in the fourth quarter of 2016) after experiencing growth in 2015 and a decline in 2014, there is no assurance the category will not decline in the future and that the Company will be able to offset any such decline.

•	Loss of any of its principal customers could significantly decrease the Company’s sales and profitability.

A limited number of customers account for a large percentage of the Company’s net sales.  Wal-Mart is the Company’s largest customer, accounting for approximately 24% of net sales in 2016, 24% of net sales in 2015 and 25% of net sales in 2014.  The Company’s top three customers accounted for approximately 35% of net sales in 2016, 35% of net sales in 2015 and 36% of net sales in 2014.  The Company expects that a significant portion of its net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues.  As a result, changes in the strategies of Wal-Mart or any of the Company’s other largest customers, including a reduction in the number of brands they carry or of shelf space they dedicate to private label products, could materially harm the Company’s net sales and profitability.  In addition, if the Company were to lose a significant customer due to customer service levels or real or perceived product quality or appearance issues, this could also have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In recent years, retailer consolidation both in the U.S. and internationally has increased. This trend has resulted in the increased size and influence of large consolidated retailer customers, who may demand lower pricing, special packaging or impose other requirements on the Company. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Some of the Company’s customers, particularly its high-volume retail store customers, have sought to obtain pricing and other concessions and better trade terms. To the extent the Company provides concessions or better trade terms to those customers, its margins are reduced. Further, if the Company is unable to effectively respond to the demands of its customers, these customers could reduce their purchases of Company products and increase their purchases of products from competitors, which would harm the Company’s sales and profitability. In addition, reductions in inventory by the Company’s customers, including as a result of consolidations in the retail industry, or these customers managing their working capital requirements, could result in reduced orders for Company products and adversely affect its results of operations for the financial periods affected by the reductions.

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

In addition, private label products sold by retail trade chains are typically sold at lower prices than branded products. As consumers look for opportunities to decrease discretionary spending, the Company’s customers have discontinued or reduced distribution of some of its products to encourage those consumers to purchase the customers’ less expensive and, in some cases, more profitable private label products (primarily in the dietary supplements, diagnostic kits and oral analgesics categories). To the extent customers discontinue or reduce distribution of the Company’s products or these products are adversely affected by customers’ actions to increase shelf space for their private label products, the Company would seek to improve distribution with other customers. However, if the Company’s efforts are not effective, its sales growth and other results, as well as its market share, could be adversely affected.

•

A continued shift in the retail market from food and drug stores to club stores, dollar stores and mass merchandisers, internet-based retailers and subscription services could cause the Company’s sales to decline.

The Company’s performance depends upon the general health of the economy and of the retail environment in particular, and could be significantly harmed by changes affecting retailing and the financial difficulties of the Company’s retailer customers. Consumer products, such as those marketed by the Company, are increasingly being sold by club stores, dollar stores, mass merchandisers and internet-based retailers. Sales of the Company’s products remain strongest in the traditional mass merchandiser, food and drug retail stores, and the Company’s products are also being sold in club stores and dollar stores channels. Additionally, certain consumer products are now offered through internet-based subscription services or buying clubs.  In 2016, Unilever acquired Dollar Shave Club, a subscription-based razor blade company, and in July 2016, P&G launched Tide Wash Club, an online subscription service for its unit-dose laundry detergent. Although the Company has taken steps to improve, and has seen improvement in, sales to club stores, [dollar stores] and internet-based retailers, and is engaged in e-commerce with respect to its TOPPIK and newly acquired VIVISCAL brands, if the current trend continues and the Company is not successful in further improving sales to these channels, its financial condition and operating results could suffer.

•	Market category declines and changes to the Company’s product and geographic mix may impact the achievement of the Company’s sales growth targets, planned pricing and financial results.

A significant percentage of the Company’s revenues come from mature markets that are subject to high levels of competition.  During 2016, approximately 84% of the Company’s sales were generated in U.S. markets.  U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to the Company’s most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, dietary supplements, antiperspirants and deodorants. The Company’s ability to achieve unit sales growth in domestic markets will depend on increased use of its products by consumers relative to competitors’ products, its ability to drive growth through product innovation in existing and new product categories, investment in its established brands and enhanced merchandising and its ability to capture market share from its competitors. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that expand its product categories and develop, acquire or successfully launch new products, it may not achieve its sales growth objectives. Even if the Company is successful in increasing sales within its product categories, a continuing or accelerating decline in the overall markets for the Company’s products could have a negative impact on its financial results.

•

Cost overruns and delays, regulatory requirements, and miscalculations in capacity needs with respect to the Company’s expansion projects and manufacturing facilities could adversely affect its business.

From time to time, the Company initiates expansion projects with respect to its facilities.   As is customary with large construction projects, these projects are subject to risks of, and the Company has from time to time experienced, delay or cost overruns resulting from numerous factors, including the following: shortages of equipment, materials or skilled labor; work stoppages; unscheduled delays in the delivery of ordered materials and equipment; unanticipated cost increases; difficulties in obtaining necessary permits or in meeting permit conditions; difficulties in meeting regulatory or quality requirements or obtaining regulatory approvals; availability of suppliers to certify equipment for existing and enhanced regulations; design and engineering problems; and failure or delay of third party service providers, civil unrest and labor disputes. Significant cost overruns or delays in completing a project, or the miscalculations of our anticipated capacity needs could have a material adverse effect on the Company’s return on investment, results of operations and cash flows.  If the Company were to experience delays or cost overruns in the future it could result in product allocation and retailer frustration, the loss of a significant customer or customers, or if sales of any of its products were to materially decrease due to customer service levels or real or perceived product quality or appearance issues, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company relies on a limited number of suppliers for certain of its commodities and raw materials, including sole source suppliers for certain of its raw materials, packaging, product components, finished products and other necessary supplies. New suppliers may have to be qualified under governmental, industry and Company standards, which can require additional investment and time. The Company may be unable to qualify any needed new suppliers or maintain supplier arrangements and relationships based on a variety of factors; it may be unable to contract with suppliers at the quantity, quality and price levels needed for its business; certain of its suppliers may not meet the standards of the Company’s customers or licensors; or certain of the Company’s key suppliers may become insolvent or experience other financial distress. If any of these events occurs and the Company has failed to identify and qualify an alternative vendor, then it may be unable to meet its contractual obligations and customer expectations, which could damage its reputation and result in lost customers and sales, or the Company may incur higher than expected expenses, either of which could materially and adversely affect its business, operations and results of operations.

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

From time to time, the Company uses hedge agreements to mitigate the volatility of diesel fuel prices. The hedge agreements are designed to add stability to product costs, enabling the Company to make pricing decisions and lessen the economic impact of abrupt changes in prices over the term of the contract. However, in periods of declining fuel prices, the hedge agreements can have the effect of locking the Company in at above-market prices.

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

The Company’s financial success is directly dependent on the reputation and success of its brands, particularly the ARM & HAMMER, OXICLEAN, TROJAN, L’IL CRITTERS and VITAFUSION brands. The effectiveness of these brands could suffer if the Company’s marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Further, the Company’s results could be adversely affected if one or more of its other leading brands suffers damage to its reputation due to real or perceived, sustainability, quality or safety issues.

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

•	Product liability claims and withdrawals or recalls could adversely affect the Company’s sales and operating results and the reputation of the Company’s brands.

From time to time, the Company is subject to product liability claims. The Company may be required to pay for losses or injuries actually or purportedly caused by its products, including losses or injuries caused by raw materials or other components provided by third party suppliers that are included in the Company’s products. Claims could be based on allegations that, among other things, the Company’s products contain contaminants, are improperly labeled or designed, or provide inadequate instructions regarding their use or inadequate warnings concerning interactions with other substances. Whether or not successful, product liability claims could result in negative publicity that could harm the Company’s sales and operating results and the reputation of its brands. In addition, if one of the Company’s products is found to be defective or non-compliant with applicable rules or regulations, it could be required to withdraw or recall it, which could result in adverse publicity and significant expenses. Although the Company maintains product liability and product recall insurance coverage, potential product liability claims and withdrawal and recall costs may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company, in the ordinary course of its business is, and from time to time, may become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings, including, without limitation, those relating to, commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance-related matters.  Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions may not be reasonably predictable and any related damages may not be estimable. Certain pending or future legal actions, for example, the matter described under “Item 3 Legal Proceedings - Scantibodies Laboratory, Inc.” below, could result in an adverse outcome for the Company, and any such adverse outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

From time to time, Congress, the FDA, the FTC, the Commission or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to the Company, repeal laws or regulations that the Company considers favorable, or impose more stringent interpretations of current laws or regulations. The new presidential administration is expected to introduce changes to the administration of federal regulatory agencies, including changes in policy and personnel at the FDA, the FTC and the Commission.  The Company is not able to predict the nature of these changes or of such future laws, regulations, repeals or interpretations or to predict the effect additional or shifting governmental regulation, when and if it occurs, would have on its business in the future. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, expanded adverse event reporting or other new requirements. Any such developments could increase the Company’s costs significantly and could have a material adverse effect on its business, financial condition and results of operations.

•	The Company is subject to risks related to its international operations that could adversely affect its results of operations.

The Company’s international operations subject it to risks customarily associated with foreign operations, including:

•	currency fluctuations;
•	import and export license and taxation requirements and restrictions;
•	trade restrictions, including local investment or exchange control regulations;
•	changes in tariffs and taxes, including changes in trade policies following the recent federal election in the U. S. and geopolitical events generally;
•

the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to the Company by foreign governments, and the determination of the U.S. Internal Revenue Service (the “I.R.S.”) regarding the applicability of certain regulations, including the Foreign Account Tax Compliance Act, to the Company’s international transactions;

•	the possibility of a new border adjustment tax by the new presidential administration;
•	the possibility of expropriation, confiscatory taxation or price controls;
•	obstacles to repatriating foreign profits back to the U.S.;
•	political or economic instability, and civil unrest;
•	disruptions in the global transportation network, such as work stoppages, strikes or shutdowns of ports of entry or such other transportation sources, or other labor unrest;
•	compliance with laws and regulations concerning ethical business practices, including without limitation, the U.S. Foreign Corrupt Practices Act and United Kingdom Bribery Act;
•	difficulty in enforcing contractual and intellectual property rights;
•	regulatory requirements for certain products;
•	difficulties in staffing and managing international operations; and
•	changes to the Company’s cash contributions or other charges with respect to its pension plans covering certain of its international employees.

In addition, changes as result of the United Kingdom’s referendum approved by a majority of votes to exit the European Union could subject the Company to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom, increased foreign exchange volatility with respect to the British pound and additional legal and economic uncertainty.  Moreover, following the 2016 U.S. presidential and congressional elections and the related transition to a new presidential administration, there may be shifts in U.S. foreign, trade, economic and other policies that may materially affect our foreign operations and our ability to market our products in certain international markets.  All of the foregoing risks could have a significant impact on the Company’s ability to commercialize its products on a competitive basis in international markets and may have a material adverse effect on its results of operations or financial position.  In all foreign jurisdictions in which the Company operates, it is subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions.

•	The Company’s business is exposed to domestic and foreign currency fluctuations that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Approximately 16% of the Company’s net sales were to customers outside the U.S. in 2016.  The Company is exposed to foreign currency exchange rate risk (both transaction and translation) with respect to its sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. Outside of the U.S., sales and costs are denominated in a variety of currencies, including the Canadian Dollar, Euro, Pound, Brazilian Real, Mexican Peso, Chinese Yuan and Australian Dollar. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease operating profits and cash flow.  Changes in currency exchange rates may also affect the relative prices at which the Company purchases materials and services in foreign markets.  Although the Company, from time to time, enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in the U.S. Dollar, Canadian Dollar, Pound and Euro, foreign currency fluctuations could have a material adverse effect on its business, financial condition and results of operations.

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

The Company seeks to acquire or invest in businesses that offer products, services or technologies that are complementary.  The Company has made 12 acquisitions in the past 13 years, including the following brands: SPINBRUSH battery-powered toothbrushes; OXICLEAN, KABOOM and ORANGE GLO cleaning products; ORAJEL oral analgesics; SIMPLY SALINE nasal moisturizers; FELINE PINE natural cat litter; BATISTE dry shampoo; L’IL CRITTERS and VITAFUSION dietary supplements; REPHRESH and REPLENS feminine care products; VI-COR, feed ingredients for dairy cows, beef cattle, poultry and other livestock , TOPPIK, a leading brand of hair building fibers for people with thinning hair, in December 2016, ANUSOL and RECTINOL, hemorrhoid products and in January 2017, VIVISCAL, a non-drug hair growth supplement.

The Company may make additional acquisitions or substantial investments in complementary businesses or products in the future. Those acquisitions may be significantly larger than the ones completed in the past and may require the Company to increase its levels of debt, potentially resulting in the Company being assigned a lower credit rating.  However, the Company may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. In recent periods, competition from other consumer products companies that are seeking similar opportunities has been particularly strong, and valuations for potential acquisition assets have been high, which has placed pressure on the Company’s ability to identify, structure and execute transactions.  In addition, all acquisitions and investments entail various risks, including the difficulty of entering new markets or product categories, the challenges of integrating the operations and personnel of the acquired businesses or products, the potential disruption of the Company’s ongoing business and the ongoing business of the acquired company, the need to review and, if necessary, upgrade processes of the acquired company to conform to the Company’s own processes and applicable legal and regulatory requirements, and, generally, the Company’s potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. Any of these risks may divert management and other resources, require the Company to incur unanticipated costs or delay the anticipated positive impact on the Company’s business and results of the acquisition. The risks associated with assimilation are increased to the extent the Company acquires businesses that have stand-alone operations that cannot easily be integrated or operations or sources of supply outside of the U.S. and Canada, for which products are manufactured locally by third parties. These factors could harm the Company’s financial condition and operating results.

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

The Company relies extensively on information technology systems, some of which are managed by third-party service providers, to conduct its business. These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, billing customers and receiving and applying payment, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing customer, consumer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage the Company’s business.  In addition, the Company is engaged in e-commerce with respect to its TOPPIK brand and the recently acquired VIVISCAL brand.

Increased information technology security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the information technology systems, networks, and services of the Company, its customers and other business partners, as well as the confidentiality, availability, and integrity of the data of the Company, its customers and other business partners. As a result, the Company’s information technology systems, networks or service providers could be damaged or cease to function properly or the Company could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. Although the Company has business continuity plans in place and has implemented a breach response plan to address service interruptions, if these plans do not provide effective alternative processes on a timely basis, the Company may suffer interruptions in its ability to manage or conduct its operations which may adversely affect its business. The Company cannot guarantee that its security efforts will prevent attacks and resulting breaches or breakdowns of the Company’s, or its third-party service providers’ databases or systems since the techniques used in these attacks change frequently and may be difficult to detect for periods of time.  In addition, although we have policies and procedures in place governing the secure storage of personal information collected by the Company or its third-party service providers, data breaches due to human error or intentional or unintentional conduct may occur in the future. The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by any business interruptions or data security breaches.

Any business interruptions or data security breaches, including cyber security breaches resulting in private data disclosure of personal data, could result in lawsuits or regulatory proceedings, damage the Company’s reputation or adversely impact the Company’s results of operations and cash flows.

In addition, the Company from time to time needs to upgrade its information technology systems. If a new system does not function properly, it could affect our ability to order supplies, process and deliver customer orders and process and receive payments for our products. This could adversely impact our results of operations and cash flows.

•

The Company’s substantial indebtedness and its financial covenants could adversely affect its operations and financial results and prevent it from fulfilling its obligations, and the Company may incur substantially more debt in the future, which could exacerbate these risks.

As of December 31, 2016, the Company had approximately $1,120 million of total consolidated indebtedness net of debt issuance costs.  This amount of indebtedness could have important consequences, including:

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

Moreover, the Company may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify. A substantial increase in the Company’s indebtedness could also have a negative impact on the Company’s credit rating. In this regard, failure to maintain the Company's credit ratings could adversely affect the interest rate available to the Company in future financings, as well as the Company’s liquidity, competitive position and access to capital markets.  Any decision regarding future borrowings will be based on the facts and circumstances existing at the time, including market conditions and the Company’s credit rating.

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

Although the Board has authorized new share repurchase programs in each of 2014, 2015 and 2016 and recently increased the amount of the quarterly cash dividends payable on the Common Stock, any Board determinations to continue to repurchase the Common Stock or to continue to pay cash dividends on the Common Stock, in each case at levels consistent with recent practice or at all, will be based primarily upon the Company’s financial condition, results of operations, business requirements, price of the Common Stock in the case of the repurchase programs, and the Board’s continuing determination that the repurchase programs and the declaration of dividends under the dividend policy are in the best interests of Company stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. In the event the Company does not declare a quarterly dividend, or discontinues its share repurchases, its stock price could be adversely affected.

•	Volatility in the financial markets may negatively impact the Company’s ability to access the credit markets.

Over the years, the banking system and financial markets have experienced severe disruption, including, among other things, bank failures and consolidations, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations and fluctuations in foreign currency exchange rates.  These conditions present the following risks to the Company, among others:

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

The Company’s short- and long-term credit ratings affect its borrowing costs and access to financing.  A downgrade in the Company’s credit ratings, as a result of a substantial increase in the Company’s indebtedness or otherwise, would increase its borrowing costs and could affect its ability to issue commercial paper.  Disruptions in the commercial paper market or other effects of volatile economic conditions on the credit market also could raise the Company’s borrowing costs for both short- and long-term debt offerings.  Either scenario could adversely affect the Company’s liquidity and capital resources.  Failure to maintain the Company’s credit ratings could adversely affect the interest rate in future financings, liquidity, competitive position and access to capital markets.

Although the Company believes that its operating cash flows, together with its access to the credit markets, provides it with significant discretionary funding capacity, the inability of one or more institutions to fulfill funding obligations under the Credit Agreement could have a material adverse effect on the Company’s liquidity and operations.

•	Changes in tax laws and regulations or in our operations may impact the Company’s effective tax rate and may adversely affect our business, financial condition and operating results.

The Company’s future effective tax rate could be affected by changes in tax laws and regulations or their interpretation, changes in the mix of earnings in countries with differing statutory tax rates, or changes in the valuation of deferred tax assets and liabilities. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. If the actual amount of the Company’s future taxable income is less than the amount it is currently projecting with respect to specific tax jurisdictions, or if there is a change in the time period within which the deferred tax asset becomes deductible, the Company could be required to record a valuation allowance against its deferred tax assets. The recording of a valuation allowance would result in an increase in the Company’s effective tax rate, and would have an adverse effect on its operating results. In addition, changes in statutory tax rates may change the Company’s deferred tax assets or liability balances, which would have either a favorable or unfavorable impact on its effective tax rate. Additionally, reform proposals put forth by members of the U.S. Congress and the new presidential administration have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries.   Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

•	Resolutions of tax disputes may adversely affect the Company’s earnings and cash flow.

Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company provides for uncertain tax positions with respect to tax positions that do not meet the recognition thresholds or measurement standards mandated by applicable accounting guidance. Fluctuations in federal, state, local and foreign taxes or changes to uncertain tax positions, including related interest and penalties, may impact the Company’s effective tax rate and its financial results. The

Company is regularly under audit by tax authorities, and although the Company believes its tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in its historical income tax provisions and accruals. In addition, when particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution.  Additionally, adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition and operating results.

•

Failure to effectively utilize or successfully assert intellectual property rights, and the loss or expiration of such rights, could materially adversely affect the Company’s competitiveness.  Infringement by the Company of third-party intellectual property rights could result in costly litigation and/or the modification or discontinuance of Company products.

The market for the Company’s products depends to a significant extent upon the value associated with its trademarks and brand names, including ARM & HAMMER, TROJAN, OXICLEAN, L’IL CRITTERS and VITAFUSION. The Company owns the material trademarks and brand names used in connection with the marketing and distribution of its major products both in the U.S. and in other countries. In addition, the Company holds several valuable patents on its products, which the Company believes serve as an effective barrier to entry for new competitors. Accordingly, the Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property rights. Although most of the Company’s material intellectual property is registered in the U.S. and in certain foreign countries in which it operates, it cannot be sure that its intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions. The Company cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions relating to such rights. In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. If other parties infringe the Company’s intellectual property rights, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The Company’s failure to perfect or successfully assert intellectual property rights could make it less competitive and could have a material adverse effect on its business, operating results and financial condition.  Also, the Company’s patents are granted for a term of 20 years from the date the patent application is filed.  The Company does not consider any single patent to be material to the business as a whole.

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

•	We have a limited number of authorized shares of our Common Stock available for future issuance.

Currently, approximately 2% of the authorized number of shares of our Common Stock remain available for issuance under our restated certificate of incorporation.  Under Delaware law, stockholder approval is required in order to amend our restated certificate of incorporation to increase the number of authorized shares of common stock. We anticipate including such a proposal for consideration at our next annual meeting of stockholders; however, we cannot provide any assurances that our stockholders will approve that proposal.  If our stockholders do not approve such an amendment to our restated certificate of incorporation, we may be unable to take timely advantage of market conditions and issue common stock for a variety of purposes, including stock splits or other recapitalizations, acquisitions and other business development transactions and strategic growth initiatives, equity financings, grants of stock options and other equity-based instruments, and other corporate purposes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company leases a 250,000 square foot building in Ewing, New Jersey for its global corporate headquarters.  The lease expires in 2033, subject to two ten-year extension terms at the option of the Company.  The Company’s aggregate lease commitment is approximately $95 million over the remainder of the lease term.

In addition, the Company owns a 127,000 square feet facility in Princeton, New Jersey which is occupied by the Company’s research and development and SPD personnel.

The Company also leases offices in various locations throughout the U.S. and globally.  The Company and its consolidated subsidiaries also own or lease other facilities as set forth in the following table:

Location	Products Manufactured	Segment	Approximate Area (Sq. Feet)
Owned:
Manufacturing facilities
York, Pennsylvania	Liquid laundry detergent, dietary supplements and cat litter	Consumer Domestic and Consumer International	450,000
Harrisonville, Missouri	Liquid laundry detergent and fabric softener	Consumer Domestic and Consumer International	272,000
Green River, Wyoming	Sodium bicarbonate and various consumer products	Consumer Domestic, Consumer International and SPD	250,000
Lakewood, New Jersey	Various consumer products	Consumer Domestic and Consumer International	250,000
Colonial Heights, Virginia	Condoms	Consumer Domestic and Consumer International	220,000
Old Fort, Ohio	Sodium bicarbonate, rumen bypass fats and various consumer products	Consumer Domestic, Consumer International and SPD	208,000
Montreal, Canada	Personal care products	Consumer International	157,000
Camaçari, Bahia, Brazil	Sodium bicarbonate and other products	SPD	120,000
Feira de Santana, Bahia, Brazil(1)		SPD	106,000

Folkestone, England	Personal care products	Consumer International	78,000
Madera, California	Rumen bypass fats and related products	SPD	50,000
Itapura, Bahia, Brazil(1)	Barite	SPD	35,000
New Plymouth, New Zealand (2)	Condom processing	Consumer Domestic and Consumer International	31,000
Oskaloosa, Iowa	Animal productivity products	SPD	27,000

Warehouses
York, Pennsylvania	—	Consumer Domestic and Consumer International	650,000
Harrisonville, Missouri	—	Consumer Domestic and Consumer International	282,000
Green River, Wyoming	—	Consumer Domestic, Consumer International and SPD	215,000
Old Fort, Ohio	—	Consumer Domestic, Consumer International and SPD	90,000
Camaçari, Bahia, Brazil	—	SPD	39,200
Itapura, Bahia, Brazil	—	SPD	19,600
Feira de Santana, Bahia, Brazil	—	SPD	13,100

Leased:
Manufacturing facilities

Vancouver, Washington(3)	Dietary supplements	Consumer Domestic and Consumer International	206,000
Victorville, California(4)	Liquid laundry detergent and cat litter	Consumer Domestic and Consumer International	150,000
Mason City, Iowa(5)	Animal productivity products	SPD	36,000
Folkestone, England(6)	Personal care products	Consumer International	22,000

Warehouses
Fostoria, Ohio(7)	—	Consumer Domestic, Consumer International and SPD	486,000
Victorville, California(4)	—	Consumer Domestic and Consumer International	300,000
Grandview, Missouri(8)	—	Consumer Domestic and Consumer International	125,000
Ridgefield, Washington(3)	—	Consumer Domestic and Consumer International	190,000
Mississauga, Canada(9)	—	Consumer International	123,000
Mason City, Iowa(5)		SPD	64,000
Folkestone, England(10)	—	Consumer International	55,000
Revel, France	—	Consumer International	48,900

Offices(13)
Mexico City, Mexico	—	Consumer International	27,500
Levallois, France	—	Consumer International	21,600
Mississauga, Canada	—	Consumer International	17,000
Folkestone, England(11)	—	Consumer International	11,000
Sydney, Australia(12)	—	Consumer International	24,900

(1)	Manufacturing site is idle, and all manufacturing equipment has now been removed.
(2)	Land lease expires in March 2025.
(3)

There are a total of seven buildings in Vancouver, Washington and one building in Ridgefield, Washington dedicated to the Company’s dietary supplements business.  All leases have an expiration date of December 2020, except for the building in

Ridgefield (March 2018, subject to a 33-month extension at the option of the Company) and one building in Vancouver (December 2017, subject to three one-year extensions, at the option of the Company).
(4)	Lease expires in April 2024, subject to two five-year extensions at the option of the Company.
(5)

There are three buildings in Mason City, Iowa dedicated to the Company’s Animal Productivity business.  One lease, for two buildings, has an expiration date of November 2019, subject to three five-year extensions at the option of the Company.  The lease for the other building has an expiration date of November 2024, subject to two five-year extensions at the option of the Company.

(6)	Lease expires in April 2022, subject to a break option in 2017.
(7)	Lease expires in November 2019.
(8)	Lease consists of one suite (approximately 125,000 sq. feet). The lease expires in May 2019. The lease is subject to one two -year extension at the option of the Company.
(9)	Lease expires in September 2022, subject to two five-year extensions at the option of the Company.
(10)

There are two leased warehouses in Folkestone, England.  One lease expires in March 2028, with break options every five years.  The second lease expires in April 2022, subject to a break option in April 2017.

(11)	Lease expires in November 2024, subject to a break option in December 2020.
(12)	Lease expires in June 2020, subject to a six-year extension at the option of the Company.
(13)	We also lease offices in Brazil, China, London, Los Angeles, Panama, Singapore and Taiwan.

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

The Company is vigorously defending itself in this matter.  On June 16, 2014, the Company filed an amended answer to the complaint denying all of the Plaintiff’s material allegations.  The parties have been engaged in fact and expert discovery, which is ongoing.

In connection with this matter, the Company has reserved an immaterial amount.  Although any damages ultimately paid by the Company may exceed this amount, it is not currently possible to estimate the amount of any such excess; however, any such excess could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
	2016			2015
Common Stock Price Range and Dividends	Low	High	Dividend	Low	High	Dividend
1st Quarter	$38.42	$46.36	$0.178	$38.70	$43.33	$0.17
2nd Quarter	$45.10	$53.68	$0.178	$40.41	$43.63	$0.17
3rd Quarter	$46.63	$52.28	$0.178	$40.61	$45.37	$0.17
4th Quarter	$42.56	$48.70	$0.178	$40.29	$44.69	$0.17
Full Year	$38.42	$53.68	$0.71	$38.70	$45.37	$0.67

Based on composite trades reported by the New York Stock Exchange and dividends paid for each fiscal quarter for the years ended December 31, 2016 and 2015.

Approximate number of record holders of the Company’s Common Stock as of December 31, 2016: 1,900.

The following graph compares the yearly change in the cumulative total stockholder return on the Company’s Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below.  The returns are indexed to a value of $100 at December 31, 2011.  Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

(1)	S&P 500 Household Products Index consists of THE CLOROX COMPANY, COLGATE-PALMOLIVE COMPANY, KIMBERLY-CLARK CORPORATION and P&G.

		INDEXED RETURNS (Years ending)
Company / Index	2011	2012	2013	2014	2015	2016
■ Church & Dwight Co., Inc.	100.00	119.29	150.26	181.96	199.12	210.53
■ S&P 500 Index	100.00	116.00	153.56	174.57	176.97	198.12
■ S&P 500 Household Products Index	100.00	108.77	136.04	155.97	148.85	156.03

Share Repurchase Authorization

On November 2, 2016, the Board authorized a new share repurchase program, under which the Company may repurchase up to $500 million in shares of Common Stock (the “2016 Share Repurchase Program”).  The 2016 Share Repurchase Program does not have an expiration and replaced the 2015 Share Repurchase Program.  The Company also continued its evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

In 2016, the Company purchased approximately 9.0 million shares of Common Stock for $400.0, of which $103.0 was purchased under the evergreen share repurchase program, $200.0 was purchased under the 2016 Share Repurchase Program, and $97.0 was purchased under the 2015 Share Repurchase Program.  As a result of the Company’s purchases, there remained $300.0 under the 2016 Share Repurchase Program as of December 31, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs(3)
10/1/2016 to 10/31/2016	0	0	0	$128,353,339
11/1/2016 to 11/30/2016	4,500,668	$44.50	4,494,668	$300,000,000
12/1/2016 to 12/31/2016	0	0	0	$300,000,000
Total	4,500,668	$44.50	4,494,668

(1) Includes purchases by the Company and certain affiliated purchasers within the meaning of Rule 10b-18(a)(3) during the fourth quarter of 2016.

(2) Average price paid per share in the period includes commission.

(3) The 2015 Share Repurchase Program was replaced by the 2016 Share Repurchase Program on November 2, 2016. The evergreen share repurchase program has no specified cap and therefore is not reflected in this column.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

FIVE‑YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data and employees)

	2016 (1)	2015 (1)	2014 (1)	2013 (1)	2012 (1)
Operating Results
Net Sales	$3,493.1	3,394.8	3,297.6	3,194.3	2,921.9
Marketing expenses	$427.2	417.5	416.9	399.8	357.3
Research and development expenses	$63.2	64.7	59.8	61.8	54.8
Income from Operations (2, 3)	$724.2	674.2	641.2	622.2	545.1
% of Sales	20.7%	19.9%	19.4%	19.5%	18.7%
Net Income (2, 4)	$459.0	410.4	413.9	394.4	349.8
Net Income per Share-Basic (3, 4, 5)	$1.78	1.57	1.53	1.43	1.25
Net Income per Share-Diluted (3, 4, 5)	$1.75	1.54	1.51	1.40	1.23
Financial Position
Total Assets	$4,354.1	4,256.9	4,359.2	4,237.3	4,072.5
Total Debt (2)	$1,120.2	1,050.0	1,086.6	797.3	895.6
Total Stockholders' Equity	$1,977.9	2,023.2	2,101.9	2,300.0	2,061.1
Total Debt as a % of Total Capitalization	36%	34%	34%	26%	30%
Other Data
Average Common Shares Outstanding-Basic (5)	257.6	262.2	270.2	277.2	280.2
Cash Dividends Paid	$183.0	175.3	167.5	155.2	134.5
Cash Dividends Paid per Common Share (5)	$0.71	0.67	0.62	0.56	0.48
Stockholders' Equity per Common Share (5)	$7.68	7.72	7.78	8.30	7.36
Additions to Property, Plant & Equipment (6)	$49.8	61.8	70.5	67.1	74.5
Depreciation & Amortization	$107.6	101.0	91.2	90.5	85.0
Employees at Year-End	4,500	4,406	4,145	4,177	4,354
(1)

Period to period comparisons of the data presented above are impacted by the effect of acquisitions and divestitures made by the Company.  For further explanation of the impact of the acquisitions occurring in 2016, 2015, and 2014 refer to Note 6 to the consolidated financial statements.

(2)

2014 results reflect an increase of $300.0 in debt and its impact on interest expense due to the acquisition of assets of Lil’ Drug Store Products, Inc.  2012 results reflect an increase of $650.0 in debt and its impact on interest expense due to the acquisition of Avid Health..

(3)	2015 results include an $8.9 pre-tax charge or $0.03 per share to terminate an international defined benefit pension plan.
(4)	2015 results include a $17.0 or $0.06 per share impairment charge to write-off the remaining investment in Natronx Technologies LLC (“Natronx”).
(5)

On August 4, 2016, the Company announced a two-for-one stock split of the Company’s common stock. Share and per share information has been retroactively adjusted to reflect the stock split which was effected on September 1, 2016.

(6)

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

The Company operates its business in three segments: Consumer Domestic, Consumer International and SPD.  The Consumer Domestic segment includes the power brands noted above and other household and personal care products such as SCRUB FREE, KABOOM and ORANGE GLO cleaning products, ARRID antiperspirant, CLOSE-UP and AIM toothpastes and SIMPLY SALINE nasal saline moisturizer.  The Consumer International segment primarily sells a variety of personal care products, some of which use the same brand names as the Company’s domestic product lines, in international markets including Canada, France, Australia, the United Kingdom, Mexico and Brazil.  The SPD segment is the largest U.S. producer of sodium bicarbonate, which it sells together with other specialty inorganic chemicals for a variety of industrial, institutional, medical and food applications.  This segment also sells a range of animal nutrition and specialty cleaning products.  In 2016, the Consumer Domestic, Consumer International and SPD segments represented approximately 77%, 15% and 8%, respectively, of the Company’s consolidated net sales.

2016 Financial Highlights

Key fiscal year 2016 financial results include:

•

2016 net sales grew 2.9% over fiscal year 2015, with gains in the Consumer Domestic and Consumer International segments, primarily due to volume growth in both the Consumer Domestic and Consumer International segments, helped in part by the January 2016 acquisition of Spencer Forrest, Inc. (“Spencer Forrest”), the maker of TOPPIK, (the “Toppik Acquisition”), partially offset by lower sales of animal productivity products.

•

On December 22, 2016, the Company completed the Anusol Acquisition, acquiring the ANUSOL and RECTINOL businesses from Johnson & Johnson, Inc. for $130.  Total annual sales for ANUSOL and RECTINOL were $24 in 2016.

•	Gross margin increased 100 basis points to 45.5% in fiscal year 2016 from 44.5% in fiscal year 2015, primarily due to lower manufacturing and commodity costs.
•

Operating margin increased 80 basis points to 20.7% in fiscal year 2016 from 19.9% in fiscal year 2015, reflecting a higher gross margin and slightly lower marketing costs, partially offset by higher selling, general and administrative expenses (“SG&A”).

•	The Company reported diluted net earnings per share in fiscal year 2016 of $1.75, an increase of approximately 14.0% from fiscal year 2015 diluted net earnings per share of $1.54.
•	Cash provided by operations was $655.3, a $49.2 increase from the prior year, due to higher cash earnings and improved working capital.
•	The Company returned $583.0 to its stockholders through dividends and share repurchases.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Strategic Goals, Challenges and Initiatives

The Company’s ability to generate sales depends on consumer demand for its products and retail customers’ decisions to carry its products, which are, in part, affected by general economic conditions in its markets.  In 2016, many of the markets in which the Company operates continued to experience pricing pressures, general economic softness and weak or inconsistent consumer demand.  Although the Company’s consumer products generally are consumer staples and less vulnerable to decreases in discretionary spending than other products, the continued economic downturn has reduced demand in many categories, particularly those in personal care, and affected Company sales in recent periods.  Some customers have responded to economic conditions by increasing their private label offerings (primarily in the dietary supplements, diagnostic kits and oral analgesics categories), and consolidating the product selections they offer to the top few leading brands in each category.  In addition, an increasing portion of the Company’s product categories are being sold by club stores, dollar stores and mass merchandisers.  These customer actions have placed downward pressure on the Company’s sales and gross margins.

The Company expects a competitive marketplace in 2017 due to new product introductions by competitors and continuing aggressive competitive pricing pressures.  In the U.S., an improving unemployment rate and higher disposable income due to low gasoline prices are expected to have a positive effect on consumption patterns.  To continue to deliver attractive results for stockholders in this environment, the Company intends to continue to aggressively pursue several key strategic initiatives: maintain competitive marketing and trade spending, tightly control its cost structure, continue to develop and launch new and differentiated products, and pursue strategic acquisitions.  The Company also intends to continue to grow its product sales geographically (in an attempt to mitigate the impact of weakness in any one area), and maintain an offering of premium and value brand products (to appeal to a wide range of consumers).

There continues to be significant product and price competition in the laundry detergent category.  For example, P&G markets a lower-priced line of laundry detergents, Simply Tide, which competes directly with the Company’s core value laundry detergents. P&G has significantly increased its discounting of Simply Tide which could have a broad negative impact on the laundry category pricing and profitability.  In addition, in 2016, Henkel entered the U.S. market with Persil, its leading worldwide premium laundry detergent, and on September 1, 2016 completed its acquisition of Sun Products, the maker of All, Wisk, Sun, and private label laundry detergents.  While it is too early to assess what impact this will have on the Company’s laundry detergent business, the introduction of Persil and Henkel’s increased scale and market share could precipitate greater price competition in the category and distribution pressure with a potential adverse impact on the Company’s laundry detergent business.   Moreover, the unit dose laundry detergent segment is the fastest growing segment in the laundry detergent category, having grown to approximately 16% of the category since its introduction in 2012, and the Company faces pressure to achieve its proportionate share of the segment with a potential adverse impact on its share of the laundry detergent category.  The Company continues to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending.  Additionally, while the category grew 3.3% for the 52 weeks ended December 17, 2016 and 1.6% for the 52 weeks ended December 19, 2015, after experiencing declines in 2013 and 2014, there is no assurance the category will not decline in the future and that the Company will be able to offset any such decline.

The Company has responded to these competitive pressures by, among other things, focusing on strengthening its key brands, including increased focus on the ARM & HAMMER, OXICLEAN, TROJAN, L’IL CRITTERS and VITAFUSION and BATISTE brands through the launch of innovative new products, which span various product categories, including premium and value household products supported by increased marketing and trade spending.    There can be no assurance that these measures will be successful.

In 2016, the Company was able to grow market share in four of 10 of its “power brands” in measured channels.  The Company’s global product portfolio consists of both premium (60% of total worldwide consumer revenue in 2016) and value (40% of total worldwide consumer revenue in 2016) brands, which it believes enables it to succeed in a range of economic environments.  The Company intends to continue to develop a portfolio of appealing new products to build loyalty among cost-conscious consumers.

Over the past 16 years, the Company has diversified from an almost exclusively U.S. business to a global company with approximately 16% of sales derived from foreign countries in 2016.  The Company has operations in six countries (Canada, Mexico, U.K., France, Australia and Brazil) and exports to over 90 other countries.  In 2016, the Company benefited from its concentration in North America in light of the economic downturn in Europe; however, the Company has focused and will continue to focus on selectively expanding its global business.  Net sales generated outside of the United States are exposed to foreign currency exchange rate fluctuations as well as political uncertainty which could impact future operating results.

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

The identification and integration of strategic acquisitions are an important component of the Company’s overall strategy.  Acquisitions have added significantly to Company sales and profits over the last decade.  This is evidenced by the Company’s 2015 acquisition of certain assets of Varied Industries Corporation (the “VI-COR Acquisition”) and 2016 acquisitions of Spencer Forrest, Inc., the maker of TOPPIK, and the ANUSOL and RECTINOL businesses from Johnson & Johnson in the Anusol Acquisition.  However, the failure to effectively integrate any acquisition or achieve expected synergies may cause the Company to incur material asset write-downs.  The Company actively seeks acquisitions that fit its guidelines, and its strong financial position provides it with flexibility to take advantage of acquisition opportunities.  In addition, the Company’s ability to quickly integrate acquisitions and leverage existing infrastructure has enabled it to establish a strong track record in making accretive acquisitions. Since 2001, the Company has acquired nine of its ten “power brands”.

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

Stock Split

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

Share Repurchase Program

On November 2, 2016, the Board authorized a new share repurchase program, under which the Company may repurchase up to $500.0 in shares of Common Stock (the “2016 Share Repurchase Program”).  The 2016 Share Repurchase Program replaced the 2015 Share Repurchase Program and does not have an expiration.  The Company will continue its evergreen share repurchase program, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

Toppik Acquisition

On January 4, 2016, the Company acquired Spencer Forrest, Inc., the maker of TOPPIK, the leading brand of hair building fibers for people with thinning hair in the Toppik Acquisition.  The total purchase price was $175.3.  The Company financed the acquisition with short-term borrowings.  This brand is managed within the Consumer Domestic and Consumer International segments.

Anusol and Rectinol Acquisitions

On December 22, 2016, the Company acquired the ANUSOL and RECTINOL businesses from Johnson & Johnson, Inc. for $130.  These are the number one or number two hemorrhoid care brands in each market in which they operate, primarily in the U.K., Canada, Australia and South Africa with total annual sales of $24 in 2016.  The acquisition was funded with short-term borrowings and will be managed in the Consumer International segment.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Viviscal Acquisition

On January 17, 2017, the Company acquired the VIVISCAL business from Lifes2Good Holdings Limited for approximately $160.  Viviscal is the number one hair care supplement brand both in the U.S. and the U.K. with global annual sales of $44 in 2016.  This brand is complementary to the Company’s global BATISTE dry shampoo and TOPPIK hair care business. The acquisition was funded with short-term borrowings and will be managed in the Consumer Domestic and Consumer International segments.

Dividend Increase

On February 7, 2017, the Board of Directors declared a 7% increase in the regular quarterly dividend from $0.1775 to $0.19 per share, equivalent to an annual dividend of $0.76 per share payable to stockholders of record as of February 21, 2017.  The increase raises the annual dividend payout from $183 to approximately $195, and maintains the Company’s payout of dividends relative to net income at approximately 40%.

Brazil’s Chemical Business

During fourth quarter of 2016, the Company decided to sell its Brazilian chemical business to focus on its Brazilian consumer business, resulting in a plant impairment charge of $4.9 recognized in the fourth quarter of 2016 based upon an anticipated selling price. During the first quarter of 2017, the Company signed an agreement to sell the business, resulting in an approximate $5.0 expense for severance and other charges. Sales for the Brazilian chemical business in 2016 were approximately $22.0. The Company anticipates the transaction to close during the first quarter.

International Pension Plan Termination

In 2016 the Company authorized the termination of an international defined benefit pension plan under which approximately 336 participants, including 53 active employees, have accrued benefits.  The Company anticipates completing the termination of this plan by the end of the second quarter of 2017, once regulatory approvals are obtained.  In addition to plan assets, the Company will need to make a one-time payment of $20.0 to $26.0 ($14.0 to $19.0 after tax) to purchase annuities for participants.  The Company estimates that it will incur a one-time expense of $49.0 to $55.0 ($40.0 to $45.0 after tax) in 2017 when the plan settlement is completed.  This expense primarily includes the effect of the additional cash payment required at settlement and pension settlement accounting rules which require accelerated recognition of actuarial losses that were to be amortized over the expected benefit lives of participants.  The estimated expense is subject to change based on valuations at the actual date of settlement.  Upon the termination of these plans in 2017, the Company will have no further obligations with respect to material defined benefit pension plans.

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

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of the Company’s revenue represents sales of finished goods inventory and is recognized when received or picked up by the Company’s customers.  The reserves for consumer and trade promotion liabilities and sales returns are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers).  All such costs are netted against sales.  Slotting costs are recorded when the product is delivered to the customer.  Cooperative advertising costs are recorded when the customer places the advertisement for the Company’s products.  Discounts relating to price reduction arrangements are recorded when the related sale takes place.  Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold.  The Company relies on historical experience and forecasted data to determine the required reserves.  For example, the Company uses historical experience to project coupon redemption rates to determine reserve requirements.  Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, an approximately $4.1 difference in the reserve required for coupons would result.  With regard to other promotional reserves and sales returns, the Company uses experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required.  If the Company’s estimates for promotional activities and sales returns were to change by 10% the impact to promotional spending and sales return accruals would be approximately $6.4.  While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations.  During the twelve months ended December 31, 2016, 2015 and 2014, the Company reduced promotion liabilities by approximately $5.4, $4.3 and $6.7, respectively, based on a change in estimate as a result of actual experience and updated information.  These adjustments are immaterial relative to the amount of trade promotion expense incurred annually by the Company.

Impairment of goodwill, trade names and other intangible assets

Carrying values of goodwill, trade names and other indefinite lived intangible assets are reviewed periodically for possible impairment.  For finite intangible assets, the Company assesses business triggering events.  The Company’s impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate.  Management uses estimates based on expected trends in making these assumptions.  With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit.  For trade names and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Judgment is required in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.  The result of the Company’s annual goodwill impairment test determined that the estimated fair value substantially exceeded the carrying values of all reporting units.  In addition, there were no goodwill impairment charges for each of the years in the three-year period ended December 31, 2016.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

In 2014, the Company recorded an impairment charge of $5.0 for an intangible asset related to the Consumer Domestic segment.  The impairment charge recorded in 2014 was a result of actual and projected reductions in sales and profitability as a result of increased competition.  The amount of the impairment charges was determined by comparing the estimated fair value of the asset to its carrying amount.  Fair value was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  The Company determined that the fair value of all other intangible assets as of December 31, 2016 exceeded their respective carrying values based upon the forecasted cash flows and profitability.

It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) the businesses or brands do not perform as projected, (ii) overall economic conditions in 2017 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.  A future impairment charge for goodwill or intangible assets could have a material effect on the Company’s consolidated financial position or results of operations.

Inventory valuation

When appropriate, the Company writes down the carrying value of its inventory to the lower of cost or market (net realizable value, which reflects any costs to sell or dispose).  The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value.  The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions.  In addition, the Company’s allowance for obsolescence may be impacted by the reduction of the number of stock keeping units (SKUs).  The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required.  Adjustments to inventory to reflect a reduction in net realizable value were $10.5 at December 31, 2016, $12.6 at December 31, 2015, and $8.3 at December 31, 2014.

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

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2016.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment.  The discussion of the Company’s consolidated results of operations and segment operating results is presented on a historical basis for the years ended December 31, 2016, 2015, and 2014.  The segment discussion also addresses certain product line information.  The Company’s operating units are consistent with its reportable segments.

Consolidated results

2016 compared to 2015

	Twelve Months Ended	Change vs.	Twelve Months Ended
	December 31, 2016	Prior Year	December 31, 2015
Net Sales	$3,493.1	2.9%	$3,394.8
Gross Profit	$1,590.6	5.2%	$1,511.8
Gross Margin	45.5%	+100 basis points	44.5%
Marketing Expenses	$427.2	2.3%	$417.5
Percent of Net Sales	12.2%	-10 basis points	12.3%
Selling, General & Administrative Expenses	$439.2	4.5%	$420.1
Percent of Net Sales	12.6%	+30 basis points	12.3%
Income from Operations	$724.2	7.4%	$674.2
Operating Margin	20.7%	+80 basis points	19.9%

Net Sales

Net sales for the year ended December 31, 2016 were $3,493.1, an increase of $98.3, or approximately 2.9% compared to 2015 net sales.  The components of the net sales increase are as follows:

Net Sales - Consolidated	December 31, 2016
Product volumes sold	3.1%
Pricing/Product mix	0.1%
Foreign exchange rate fluctuations / Other	(0.9%)
Volume from acquired product lines (1)	0.6%
Net Sales increase	2.9%
(1)

On January 4, 2016, the Company completed the Toppik Acquisition, acquiring Spencer Forrest, Inc., the maker of TOPPIK, the leading brand of hair building fibers for people with thinning hair.  Net sales of this acquisition are included in the Company’s results since the date of acquisition.

Volume growth in Consumer Domestic and Consumer International was partially offset by lower SPD volume.

The Company’s gross profit for 2016 was $1,590.6, a $78.8 increase compared to 2015. Gross margin was 45.5% in 2016 compared to 44.5% in 2015, a 100 basis points (“bps”) increase.  The increase is due to lower manufacturing costs of 70 bps (including productivity programs and the absence of start-up costs incurred in 2015 associated with the Company’s new vitamin manufacturing facility), lower commodity costs of 60 bps, and the impact of the higher margin acquired business of 30 bps, partially offset by unfavorable foreign exchange rates of 30 bps, a plant impairment charge of 20 bps at an international subsidiary and unfavorable price/volume mix of 10 bps.

Operating Costs

Marketing expenses for 2016 were $427.2, an increase of $9.7 compared to 2015.  Marketing expenses as a percentage of net sales decreased 10 bps to 12.2% in 2016 as compared to 2015 due to 40 bps of leverage on higher net sales partially offset by 30 bps on higher expenses.

Selling, general and administrative expenses (“SG&A”) expenses for 2016 were $439.2, an increase of $19.1 or 4.5% compared to 2015. The increase is primarily due to costs associated with the Toppik Acquisition and higher compensation costs, partially offset by a pension plan charge recorded in 2015.  SG&A as a percentage of net sales increased 30 bps to 12.6% in 2016 compared to 12.3% in 2015.  The increase is due to higher costs of 60 bps, partially offset by 30 bps of leverage associated with higher sales.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Other Income and Expenses

Equity in earnings of affiliates increased by $15.0 in 2016 as compared to 2015.  The increase in earnings during 2016 was due primarily to a $17.0 impairment charge in 2015 associated with the Company’s remaining investment in Natronx.

Interest expense in 2016 was $27.7, a decrease of $2.8 compared to 2015 due to a lower amount of average debt outstanding.

Taxation

The 2016 tax rate was 35.0% compared to 35.4% in 2015.  The 2015 tax rate was negatively impacted by a valuation allowance recorded in connection with the Natronx impairment charge.

2015 compared to 2014

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
(1)

On September 19, 2014, the Company acquired certain brands in the Lil’ Drug Store Brands Acquisition (the “Lil’ Drug Store Brands Acquisition”) and on January 2, 2015, the Company acquired certain assets of Varied Industries Corporation (the “VI-COR Acquisition”).  Net sales of these acquisitions are included in the Company’s results since the date of acquisition.

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

Segment results for 2016, 2015 and 2014

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

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of December 31, 2016, the Company held 50% ownership interests in each of Armand and ArmaKleen”, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand and ArmaKleen for the year ended December 31, 2016 and Armand, ArmaKleen and Natronx for the years ended December 31, 2015 and 2014 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for each of the three years ended December 31, 2016, 2015 and 2014 were as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
2016	$2,677.8	$525.2	$290.1	$0.0	$3,493.1
2015	2,581.6	501.0	312.2	0.0	3,394.8
2014	2,471.6	535.2	290.8	0.0	3,297.6
Income before Income Taxes(2)
2016	$590.6	$66.3	$39.8	$9.2	$705.9
2015	529.4	54.5	57.3	(5.8)	635.4
2014	502.8	64.7	45.8	11.6	624.9
(1)	Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.4, $5.3 and $1.9 for the years ended December 31, 2016, 2015 and 2014, respectively.
(2)	In determining income before income taxes, the Company allocated interest expense and investment earnings among the segments based upon each segment’s relative Income from Operations.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

(3)	Corporate segment consists of equity in earnings (losses) of affiliates from Armand and ArmaKleen in 2016 and Armand, ArmaKleen and Natronx in 2015 and 2014.

Product line revenues for external customers for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Household Products	$1,593.4	$1,544.3	$1,466.2
Personal Care Products	1,084.4	1,037.3	1,005.4
Total Consumer Domestic	2,677.8	2,581.6	2,471.6
Total Consumer International	525.2	501.0	535.2
Total SPD	290.1	312.2	290.8
Total Consolidated Net Sales	$3,493.1	$3,394.8	$3,297.6

Household Products include deodorizing, cleaning and laundry products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Consumer Domestic

2016 compared to 2015

Consumer Domestic net sales in 2016 were $2,677.8, an increase of $96.2 or 3.7% compared to net sales of $2,581.6 in 2015.  The components of the net sales change are the following:

Net Sales - Consumer Domestic	December 31, 2016
Product volumes sold	3.4%
Pricing/Product mix	(0.3%)
Volume from acquired product lines (1)	0.6%
Net Sales increase	3.7%
(1)	Includes net sales of the brands acquired in the Toppik Acquisition since the date of acquisition.

The increase in net sales for 2016, reflects higher sales of ARM & HAMMER liquid and unit dose detergents, VITAFUSION gummy vitamins, OXICLEAN laundry additive ARM & HAMMER Cat Litter products and BATISTE dry shampoo, partially offset by lower sales of XTRA laundry detergent and L’IL CRITTERS gummy vitamins.

There continues to be significant product and price competition in the laundry detergent category. For example, P&G markets a lower-priced line of laundry detergents, Simply Tide, which competes directly with the Company’s core value laundry detergents. P&G has significantly increased its discounting of Simply Tide which could have a broad negative impact on the laundry category pricing and profitability.  In addition, in 2016, Henkel entered the U.S. market with Persil, its leading worldwide premium laundry detergent, and on September 1, 2016 completed its acquisition of Sun Products, the maker of All, Wisk, Sun, and private label laundry detergents.  While it is too early to assess what impact this will have on the Company’s laundry detergent business, the introduction of Persil and Henkel’s increased scale and market share could precipitate greater price competition in the category and distribution pressure with a potential adverse impact on the Company’s laundry detergent business.  Moreover, the unit dose laundry detergent segment is the fastest growing segment in the laundry detergent category, having grown to approximately 16% of the category since the introduction of this form in 2012, and the Company faces pressure to achieve its proportionate share of the segment with a potential adverse impact on its share of the laundry detergent category.  The Company continues to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending.  Additionally, while the category grew 3.3% for the 52 weeks ended December 17, 2016 and 1.6% for the 52 weeks ended December 19, 2015, after experiencing declines in 2013 and 2014, there is no assurance the category will not decline in the future and that the Company will be able to offset any such decline.

Consumer Domestic income before income taxes for 2016 was $590.6, a $61.2 increase as compared to 2015.  The increase is due primarily to the impact of higher sales volumes of $70.1, favorable commodity and manufacturing costs of $40.3, partially offset by higher SG&A costs of $24.7, unfavorable price/mix of $17.2, and higher marketing expenses of $8.7.

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

Consumer International

2016 compared to 2015

Consumer International net sales in 2016 were $525.2, an increase of $24.2 or 4.8% as compared to 2015.  The components of the net sales change are the following:

Net Sales - Consumer International	December 31, 2016
Product volumes sold	7.3%
Pricing/Product mix	2.7%
Foreign exchange rate fluctuations	(6.0%)
Volume from acquired product lines (1)	0.8%
Net Sales increase	4.8%
(1)	Includes net sales of the brands acquired in the Toppik Acquisition since the date of acquisition.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Excluding the impact of unfavorable foreign exchange rates, higher sales for the year occurred in exports, Canada, Mexico, and Europe.  The BATISTE, ARM & HAMMER, OXICLEAN, FEMFRESH, STERIMAR, and TROJAN brands had strong sales growth.

Consumer International income before income taxes was $66.3 in 2016, an increase of $11.8 compared to 2015 due primarily to higher volumes of $23.4, favorable price/mix of $7.5 and lower SG&A of $1.4, partially offset by unfavorable foreign exchange rates of $12.2, higher marketing costs of $6.2, and higher manufacturing costs of $2.3.  Last year’s results included an $8.9 pension settlement charge.

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

Specialty Products

2016 compared to 2015

SPD net sales were $290.1 for 2016, a decrease of $22.1, or 7.1% compared to 2015.  The components of the net sales change are the following:

Net Sales – SPD	December 31, 2016
Product volumes sold	(6.5%)
Pricing/Product mix	(0.1%)
Foreign exchange rate fluctuations	(0.5%)
Net Sales increase	(7.1%)

The net sales decrease in 2016 reflects lower sales in the animal productivity business driven primarily by continued low milk prices and a strong year ago results comparison.  The low milk prices are principally due to an excess global supply of milk and weak exports due to a strong U.S. dollar.

SPD income before income taxes was $39.8 in 2016, a decrease of $17.5 compared to 2015.  The decrease in income before income taxes for 2016 is due primarily to lower sales volume of $8.7, a plant impairment charge of $4.9, higher manufacturing costs of $4.1, and higher SG&A of $2.8 partially offset by lower other expense of $2.3 mainly as a result of foreign exchange rate changes.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

2015 compared to 2014

SPD net sales were $312.2 for 2015, an increase of $21.4, or 7.3% compared to 2014.  The components of the net sales change are the following:

Net Sales – SPD	December 31, 2015
Product volumes sold	0.2%
Pricing/Product mix	0.5%
Foreign exchange rate fluctuations	(3.4%)
Acquired product lines (1)	10.0%
Net Sales increase	7.3%
(1)	On January 2, 2015, the Company acquired certain assets of Varied Industries Corporation. Net sales are included in the Company’s results since the date of the VI-COR Acquisition.

The sales increase in 2015 reflects the impact of the VI-COR Acquisition, as well as, higher sales volume of performance products partially offset by lower animal nutrition products and foreign exchange fluctuations.

SPD income before income taxes was $57.3 in 2015, an increase of $11.5 compared to 2014.  The increase in income before income taxes for 2015 is due primarily to higher sales volume of $18.8 and lower manufacturing costs of $10.1, partially offset by unfavorable foreign exchange rates of $6.8, SG&A of $9.1 and higher marketing expenses of $1.3.

Corporate

The Corporate segment reflects the administrative costs of the production, planning and logistics functions which are included in SG&A expenses in the operating segments but are elements of cost of sales in the Company’s Consolidated Statements of Income.  Such amounts were $36.6, $32.6 and $26.7 for 2016, 2015 and 2014, respectively.

Also included in corporate segment are the equity in earnings (losses) of affiliates from Armand and ArmaKleen in 2016 and Armand, ArmaKleen and Natronx in 2015 and 2014.  The increase in equity in earnings of affiliates in 2016 is primarily due to the $17.0 Natronx impairment charge recorded in the second quarter of 2015.

Liquidity and capital resources

On December 4, 2015, the Company replaced its former $600.0 unsecured revolving credit facility with a $1,000.0 unsecured revolving credit facility (as amended from time to time, the “Credit Agreement”).  Under the Credit Agreement, the Company has the ability to increase its borrowing up to an additional $600.0, subject to lender commitments and certain conditions as described in the Credit Agreement.  Borrowings under the Credit Agreement are available for general corporate purposes and are used to support the Company’s $1,000.0 commercial paper program (the “Program”).  Unless extended, the Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on December 4, 2020.

As of December 31, 2016, the Company had $187.8 in cash and cash equivalents, approximately $576.0 available through the revolving facility under its Credit Agreement and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $600.0, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement.  To preserve its liquidity, the Company invests its cash primarily in government money market funds and short term bank deposits.

During 2015, the Company liquidated its subsidiary in the Netherlands and decided that the earnings of its subsidiary in France would no longer be permanently reinvested outside of the U.S.  As a result, the Company repatriated cash of $93.0.  The funds repatriated were used to reduce outstanding commercial paper.  As a result of liquidating its subsidiary in the Netherlands, the Company recorded a tax benefit of $2.7 in the Consolidated Statement of Income and a deferred tax benefit of $11.6 through Accumulated Other Comprehensive Income in the second quarter of 2015.  As of December 31, 2016, there remains $150.1 of cash and cash equivalents held by the foreign subsidiaries that is considered to be permanently reinvested outside of the U.S.  These funds are not needed for operations in the U.S.  If they were, the Company would be required to accrue and pay taxes in the U.S. to repatriate these funds.  The Company’s intent is to permanently reinvest these funds outside the U.S., and the Company does not currently expect to repatriate them to fund U.S. operations.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

On December 9, 2014, the Company issued $300.0 aggregate principal amount of 2.45% Senior Notes due December 15, 2019 (the “2019 Notes”).  The 2019 Notes were issued under the first supplemental indenture (the “First Supplemental Indenture”), dated December 9, 2014, to the indenture dated December 9, 2014 (the “Base Indenture”), between the Company and Wells Fargo Bank, N.A., as trustee.  Interest on the 2019 Notes is payable semi-annually, beginning June 15, 2015.  The 2019 Notes will mature on December 15, 2019, unless earlier retired or redeemed pursuant to the terms of the First Supplemental Indenture.

On September 26, 2012, the Company issued $400.0 aggregate principal amount of 2.875% Senior Notes due 2022 (the “2022 Notes”).  The 2022 Notes were issued under the second supplemental indenture, dated September 26, 2012 (the “BNY Mellon Second Supplemental Indenture”) to the indenture dated December 15, 2010 (the “BNY Mellon Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.  Interest on the 2022 Notes is payable semi-annually, beginning April 1, 2013.  The 2022 Notes will mature on October 1, 2022, unless earlier retired or redeemed pursuant to the terms of the BNY Mellon Second Supplemental Indenture.

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

On February 7, 2017, the Board declared a 7% increase in the regular quarterly dividend from $0.1775 to $0.19 per share, equivalent to an annual dividend of $0.76 per share payable to stockholders of record as of February 21, 2017.  The increase raises the annual dividend payout from $183 to approximately $195, and maintains the Company’s payout of dividends relative to net income at approximately 40%.

On November 2, 2016, the Board authorized a new share repurchase program, under which the Company may repurchase up to $500.0 in shares of Common Stock (the “2016 Share Repurchase Program”).  The 2016 Share Repurchase Program does not have an expiration and replaced the 2015 Share Repurchase Program.  The Company also continued its evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

In 2016, the Company purchased approximately 9.0 million shares of Common Stock for $400.0, of which $103.0 was purchased under the evergreen share repurchase program, $200.0 was purchased under the 2016 Share Repurchase Program, and $97.0 was purchased under the 2015 Share Repurchase Program.  As a result of the Company’s purchases, there remained $300.0 under the 2016 Share Repurchase Program as of December 31, 2016.

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be approximately $55.0 in 2017, fund its share repurchase programs to the extent implemented by management and pay dividends at the latest approved rate.  Cash, together with the Company’s current borrowing capacity, may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.  The Company does not have any mandatory fixed rate debt principal payments in 2017.

Cash Flow Analysis

	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Net cash provided by operating activities	$655.3	$606.1	$540.3
Net cash used in investing activities	$(354.6)	$(141.2)	$(288.4)
Net cash used in financing activities	$(439.6)	$(535.0)	$(306.6)

2016 compared to 2015

Net Cash Provided by Operating Activities – The Company’s primary source of liquidity is its cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  The Company’s net cash provided by operating activities in 2016 increased by $49.2 to $655.3 as compared to $606.1 in 2015 due to a reduction in working capital and higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges).  The change in working capital is primarily due to higher accounts receivable, including the impact of factoring

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

an additional $22.3 to a bank, a decrease in inventories and higher accounts payable and accrued expenses.  The Company measures working capital effectiveness based on its cash conversion cycle.  The following table presents the Company’s cash conversion cycle information for the quarters ended December 31, 2016 and 2015:

	As of
	December 31, 2016	December 31, 2015	Change
Days of sales outstanding in accounts receivable ("DSO")	30	33	(3)
Days of inventory outstanding ("DIO")	51	50	1
Days of accounts payable outstanding ("DPO")	60	56	(4)
Cash conversion cycle	21	27	(6)

The Company's cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a 2 period average method, improved 6 days from the prior year amount of 27 days to 21 days at December 31, 2016 due primarily to improved DSO of 3 days from 33 to 30 days due to factoring.  DIO increased 1 day from 50 to 51 days.  DPO improved by 4 days as the Company continues to extend payment terms with its suppliers.  The improvement in the Company's cash conversion cycle reflects the Company's continued focus on reducing its average working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during 2016 was $354.6, principally reflecting $305.3 for acquisitions and $49.8 for property, plant and equipment expenditures.

Net Cash Used in Financing Activities – Net cash used in financing activities during 2016 was $439.6, primarily reflecting $400.0 of repurchases of the Company’s Common Stock and $183.0 of cash dividend payments, partially offset by $80.5 of proceeds and tax benefits from stock option exercises, and $65.5 of additional commercial paper borrowings, and an additional $3.4 of short term borrowings at an international subsidiary.

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

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Commitments as of December 31, 2016

The table below summarizes the Company’s material contractual obligations and commitments as of December 31, 2016.

	Payments Due by Period
			2018 to	2020 to	After
	Total	2017	2019	2021	2021
Short & Long-Term Debt
2.45% Senior Notes due 2019	$300.0	$0.0	$300.0	$0.0	$0.0
2.875% Senior Notes due 2022	400.0	0.0	0.0	0.0	400.0
Commercial paper issuances	420.0	420.0	0.0	0.0	0.0
Debt obligations of foreign subsidiaries	6.8	6.8	0.0	0.0	0.0
	1,126.8	426.8	300.0	0.0	400.0
Interest on Fixed Rate Debt(1)	87.9	18.9	37.4	23.0	8.6
Lease Obligations	178.6	24.3	43.2	30.4	80.7
Other Long-Term Liabilities
Letters of Credit and Performance Bonds(2)	3.9	3.9	0.0	0.0	0.0
Purchase Obligations(3)	214.9	141.5	63.1	10.3	0.0
Other(4)	9.0	0.5	1.0	1.0	6.5
Total	$1,621.1	$615.9	$444.7	$64.7	$495.8
(1)	Represents interest on the Company’s 2.45% Senior Notes due in 2019 and 2.875% Senior Notes due in 2022.
(2)

Letters of credit with several banks guarantee payment for items such as insurance claims in the event of the Company’s insolvency.  Performance bonds are principally for required municipal property improvements.

(3)

The Company has outstanding purchase obligations with suppliers at the end of 2016 for raw, packaging and other materials and services in the normal course of business.  These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding, and do not represent total anticipated purchases.

(4)	Other includes payments for stadium naming rights for a period of 20 years until December 2032.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

OTHER ITEMS

Market risk

Concentration of Risk

A group of three customers accounted for approximately 35%, 35% and 36% of consolidated net sales in 2016, 2015 and 2014, respectively, of which a single customer, Wal-Mart, accounted for approximately 24%, 24% and 25% in 2016, 2015 and 2014, respectively.

Interest Rate Risk

The Company had outstanding total debt at December 31, 2016, of $1,120.2, net of debt issuance costs, of which 62% has a fixed weighted average interest rate of 2.7% and the remaining 38% constituted principally commercial paper issued by the Company that currently has a weighted average interest rate of approximately 1.0%.  In December 2014, the Company entered into interest rate swap agreements on an aggregate notional amount of $300.0 to convert the fixed interest rate on the 2019 Notes to a floating rate of three-month LIBOR plus a fixed spread of 0.756%.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that as of December 31, 2016, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting.  Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedule appear on pages 52 and 53 of this Annual Report on Form 10-K.

/s/ Matthew T. Farrell	/s/ Richard A. Dierker
Matthew T. Farrell	Richard A. Dierker
President and Chief Executive Officer	Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Church & Dwight Co., Inc.
Ewing, New Jersey

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Church & Dwight Co., Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, NJ

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Church & Dwight Co., Inc.
Ewing, New Jersey

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Parsippany, NJ

February 24, 2017

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net Sales	$3,493.1	$3,394.8	$3,297.6
Cost of sales	1,902.5	1,883.0	1,844.7
Gross Profit	1,590.6	1,511.8	1,452.9
Marketing expenses	427.2	417.5	416.9
Selling, general and administrative expenses	439.2	420.1	394.8
Income from Operations	724.2	674.2	641.2
Equity in earnings (losses) of affiliates	9.2	(5.8)	11.6
Investment earnings	1.7	1.5	2.3
Other income (expense), net	(1.5)	(4.0)	(2.8)
Interest expense	(27.7)	(30.5)	(27.4)
Income before Income Taxes	705.9	635.4	624.9
Income taxes	246.9	225.0	211.0
Net Income	$459.0	$410.4	$413.9

Weighted average shares outstanding - Basic	257.6	262.2	270.2
Weighted average shares outstanding - Diluted	262.1	267.2	275.0
Net income per share - Basic	$1.78	$1.57	$1.53
Net income per share - Diluted	$1.75	$1.54	$1.51
Cash dividends per share	$0.71	$0.67	$0.62

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2016	2015	2014
Net Income	$459.0	$410.4	$413.9
Other comprehensive income (loss), net of tax:
Foreign exchange translation adjustments	(11.5)	(22.1)	(29.1)
Defined benefit plan adjustments gain (loss)	(1.7)	6.2	(4.7)
Income (loss) from derivative agreements	(4.7)	4.7	(1.1)
Other comprehensive (loss) income	(17.9)	(11.2)	(34.9)
Comprehensive income	$441.1	$399.2	$379.0

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$187.8	$330.0
Accounts receivable, less allowances of $2.1 and $1.0	287.0	276.2
Inventories	258.2	274.0
Other current assets	23.8	25.8
Total Current Assets	756.8	906.0

Property, Plant and Equipment, Net	588.6	609.6
Equity Investment in Affiliates	8.5	8.4
Trade Names and Other Intangibles, Net	1,431.8	1,269.5
Goodwill	1,444.1	1,354.9
Other Assets	124.3	108.5
Total Assets	$4,354.1	$4,256.9

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$426.8	$357.2
Accounts payable and accrued expenses	568.9	508.3
Income taxes payable	6.2	7.2
Total Current Liabilities	1,001.9	872.7

Long-term Debt	693.4	692.8
Deferred Income Taxes	512.2	484.8
Deferred and Other Long-term Liabilities	168.7	183.4
Total Liabilities	2,376.2	2,233.7

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 292,855,100 shares issued	292.8	292.8
Additional paid-in capital	251.4	230.0
Retained earnings	2,926.0	2,650.0
Accumulated other comprehensive loss	(63.8)	(45.9)
Common stock in treasury, at cost: 38,892,165 shares in 2016 and 32,947,012 shares in 2015	(1,428.5)	(1,103.7)
Total Stockholders' Equity	1,977.9	2,023.2
Total Liabilities and Stockholders’ Equity	$4,354.1	$4,256.9

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flow From Operating Activities
Net Income	$459.0	$410.4	$413.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	59.7	58.3	57.1
Amortization expense	47.9	42.7	34.1
Deferred income taxes	24.9	24.0	12.7
Equity in net earnings of affiliates	(9.2)	(11.6)	(11.6)
Distributions from unconsolidated affiliates	9.0	12.0	12.5
Non-cash pension settlement charge	0.0	8.4	0.0
Non-cash compensation expense	16.0	16.1	17.0
Asset impairment charge and other asset write-offs	5.6	19.2	6.4
Other	(1.8)	5.7	3.2
Change in assets and liabilities:
Accounts receivable	(12.7)	33.5	(1.8)
Inventories	19.2	(38.5)	1.8
Other current assets	2.1	(2.0)	(0.6)
Accounts payable and accrued expenses	50.5	21.8	2.4
Income taxes payable	32.8	29.7	17.5
Excess tax benefit on stock options exercised	(30.0)	(15.8)	(18.5)
Other operating assets and liabilities, net	(17.7)	(7.8)	(5.8)
Net Cash Provided By Operating Activities	655.3	606.1	540.3
Cash Flow From Investing Activities
Additions to property, plant and equipment	(49.8)	(61.8)	(70.5)
Acquisitions	(305.3)	(74.9)	(215.7)
Other	0.5	(4.5)	(2.2)
Net Cash Used In Investing Activities	(354.6)	(141.2)	(288.4)
Cash Flow From Financing Activities
Long-term debt borrowings	0.0	0.0	299.8
Long-term debt (repayments)	0.0	(250.0)	0.0
Short-term debt borrowings (repayments)	68.9	211.7	(6.7)
Proceeds from stock options exercised	50.5	28.5	32.7
Excess tax benefit on stock options exercised	30.0	15.8	18.5
Payment of cash dividends	(183.0)	(175.3)	(167.5)
Purchase of treasury stock	(400.0)	(363.1)	(478.8)
Deferred financing costs	0.0	(1.4)	(4.2)
Other	(6.0)	(1.2)	(0.4)
Net Cash Used In Financing Activities	(439.6)	(535.0)	(306.6)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(22.9)	(19.2)
Net Change In Cash and Cash Equivalents	(142.2)	(93.0)	(73.9)
Cash and Cash Equivalents at Beginning of Period	330.0	423.0	496.9
Cash and Cash Equivalents at End of Period	$187.8	$330.0	$423.0

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash paid during the year for:
Interest (net of amounts capitalized)	$25.6	$29.0	$25.7
Income taxes	$188.4	$174.8	$181.5
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$3.4	$5.3	$14.5

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2013	292.8	(15.0)	$292.8	$206.5	$2,168.5	$0.2	$(368.1)	$2,299.9	$0.1	$2,300.0
Net income	0.0	0.0	0.0	0.0	413.9	0.0	0.0	413.9	0.0	413.9
Other comprehensive (loss) income	0.0	0.0	0.0	0.0	0	(34.9)	0.0	(34.9)	0.0	(34.9)
Cash dividends	0.0	0.0	0.0	0.0	(167.5)	0.0	0.0	(167.5)	0.0	(167.5)
Stock purchases	0.0	(13.8)	0.0	0.0	0.0	0.0	(478.8)	(478.8)	0.0	(478.8)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $18.8	0.0	2.6	0.0	11.3	0.0	0.0	56.3	67.6	0.0	67.6
Other stock issuances	0.0	0.0	0.0	0.6	0.0	0.0	1.1	1.7	(0.1)	1.6
December 31, 2014	292.8	(26.2)	$292.8	$218.4	$2,414.9	$(34.7)	$(789.5)	$2,101.9	$0.0	$2,101.9
Net income	0.0	0.0	0.0	0.0	410.4	0.0	0.0	410.4	0.0	410.4
Other comprehensive (loss) income	0.0	0.0	0.0	0.0	0.0	(11.2)	0.0	(11.2)	0.0	(11.2)
Cash dividends	0.0	0.0	0.0	0.0	(175.3)	0.0	0.0	(175.3)	0.0	(175.3)
Stock purchases	0.0	(8.8)	0.0	0.0	0.0	0.0	(363.1)	(363.1)	0.0	(363.1)
Transfer of stock for settlement of share repurchase agreement	0.0	0.2	0.0	(4.1)	0.0	0.0	4.1	0.0	0.0	0.0
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $15.8	0.0	2.0	0.0	15.7	0.0	0.0	44.8	60.5	0.0	60.5
December 31, 2015	292.8	(32.8)	$292.8	$230.0	$2,650.0	$(45.9)	$(1,103.7)	$2,023.2	$0.0	$2,023.2
Net income	0.0	0.0	0.0	0.0	459.0	0.0	0.0	459.0	0.0	459.0
Other comprehensive (loss) income	0.0	0.0	0.0	0.0	0.0	(17.9)	0.0	(17.9)	0.0	(17.9)
Cash dividends	0.0	0.0	0.0	0.0	(183.0)	0.0	0.0	(183.0)	0.0	(183.0)
Stock purchases	0.0	(9.0)	0.0	0.0	0.0	0.0	(400.0)	(400.0)	0.0	(400.0)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $30.0	0.0	2.9	0.0	21.4	0.0	0.0	75.2	96.6	0.0	96.6
December 31, 2016	292.8	(38.9)	$292.8	$251.4	$2,926.0	$(63.8)	$(1,428.5)	$1,977.9	$0.0	$1,977.9

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

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the U.S. and include the accounts of the Company and its majority‑owned subsidiaries.  For equity investments in which the Company does not control or have the ability to exert significant influence over the investee, which generally is when the Company has less than a 20% ownership interest, the investments are accounted for under the cost method.  In circumstances where the Company has greater than a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee, the investment is accounted for under the equity method.  As a result, the Company accounts for its 50% interest in its Armand Products Company (“Armand”) joint venture and its 50% interest in The ArmaKleen Company (“ArmaKleen”) joint venture under the equity method.  The Company’s one-third interest in its Natronx Technologies, LLC (“Natronx”) joint venture was accounted for under the equity method until the remaining investment in it was fully impaired in 2015.  Armand, ArmaKleen and Natronx are specialty chemical businesses.  The Company’s equity in earnings (losses) of Armand and ArmaKleen for the year ended December 31, 2016 and Armand, ArmaKleen and Natronx for the years ended December 31, 2015 and 2014 are included in the Corporate segment, as described in Note 16.

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

Sales of Accounts Receivable

The Company entered into a factoring agreement with a financial institution to sell certain customer receivables at discounted rates in 2015.  Transactions under this agreement are accounted for as sales of accounts receivable and were removed from the Consolidated Balance Sheet at the time of the sales transaction.  The Company factored an additional $22.3 in 2016, resulting in a total of $60.1 and $37.8 as of December 31, 2016 and 2015, respectively.

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

Selling, general and administrative expenses (“SG&A”) expenses include, among others, costs related to functions such as sales, corporate management, research and development, marketing administration, information technology and legal.  Such costs include salary compensation related costs (such as benefits, incentive compensation and profit sharing), stock option costs, depreciation, travel and entertainment related expenses, professional and other consulting fees and amortization of intangible assets.

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

Inventories

Inventories are valued at the lower of cost or market.  Approximately 20% and 19% of the inventory at December 31, 2016 and 2015, respectively, including substantially all inventory in the Company’s Specialty Products Division (“SPD”)  segment as well as domestic inventory sold primarily under the ARM & HAMMER trademark in the Consumer Domestic segment, was determined utilizing the last-in, first-out (“LIFO”) method.  The cost of the remaining inventory was determined using the first-in, first-out (“FIFO”) method.  The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value.  The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions.  Estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products.  The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required.  Adjustments to reflect inventory at net realizable value were $10.5 at December 31, 2016, and $12.6 at December 31, 2015.

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

It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) the businesses or brands do not perform as projected, (ii) overall economic conditions in 2017 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.

Research and Development

The Company incurred research and development expenses in the amount of $63.2, $64.7 and $59.8 in 2016, 2015 and 2014, respectively.  These expenses are included in SG&A expenses and are expensed as incurred.

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

	2016	2015	2014
Weighted average common shares outstanding - basic	257.6	262.2	270.2
Dilutive effect of stock options	4.5	5.0	4.8
Weighted average common shares outstanding - diluted	262.1	267.2	275.0
Antidilutive stock options outstanding	1.4	2.2	2.4

Employee and Director Stock Option Based Compensation

The fair value of share-based compensation is determined at the grant date and the related expense is recognized over the required employee service period in which the share-based compensation vests.  The following table presents the pre-tax expense associated with the fair value of unvested stock options and restricted stock awards included in SG&A expenses and in cost of sales:

	For the Year Ended December 31,
	2016	2015	2014
Cost of sales	$1.9	$1.6	$1.6
Selling, general and administrative expenses	14.1	14.5	15.4
Total	$16.0	$16.1	$17.0

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

New Accounting Pronouncements Issued

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

In March, April, and May of 2016, the FASB issued amended guidance that clarifies the principles for recognizing revenue.  The amendments clarify the guidance for identifying performance obligations, licensing arrangements and principal versus agent considerations.  The amendments additionally provide clarification on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition.  The guidance is effective for annual periods, including interim reporting periods within those periods, beginning after December 15, 2017, and allows companies to apply the requirements retrospectively, either to all prior periods presented or through a cumulative adjustment in the year of adoption.  The new standard will be effective for the Company at the beginning of its first quarter of fiscal year 2018.  The guidance is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued new accounting guidance that makes modifications to how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the classification of excess tax benefits in the statement of cash flows.  The guidance is effective for annual and interim periods beginning after December 15, 2016.  The Company will adopt the standard in the first quarter of fiscal year 2017 and will elect to adopt the cash flow presentation of the excess tax benefits prospectively. The Company has also elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption is expected to impact the Company's income tax provision on its Consolidated Statements of Income and its operating and financing cash flows on its Consolidated Statements of Cash Flows. The impact of adopting this standard on the consolidated financial statements will be dependent on the timing and intrinsic value of future share-based compensation award exercises.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2016 and December 31, 2015:

		December 31, 2016		December 31, 2015
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$72.4	$72.4	$89.3	$89.3
Financial Liabilities:
Short-term borrowings	Level 2	426.8	426.8	357.2	357.2
2.875% Senior notes	Level 2	399.8	396.9	399.7	390.5
2.45% Senior notes	Level 2	299.9	302.0	299.9	296.0
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	0.2	0.2	1.3	1.3

 The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the twelve months ended December 31, 2016.

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

Other:  The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of December 31, 2016 and 2015.

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

During 2016 and 2015, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments.  The tables following the discussion of the derivative instruments below summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated statements of income and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products.  These carriers currently charge the Company a basic rate per mile for diesel fuel price increases.  During 2016 and 2015, the Company entered into hedge agreements with counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel.  Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to it common carriers.  The agreements covered approximately 32% of the Company’s 2016 diesel fuel requirements and are expected to cover approximately 32% of the Company’s estimated diesel fuel requirements for 2017.  These diesel fuel hedge agreements qualify for hedge accounting.  Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income (Loss) on the balance sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/ Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in U.S. Dollar, Canadian Dollar, Pound and Euro.  The Company entered into forward exchange contracts to hedge itself from the risk that, due to fluctuations in currency exchange rates, it would be adversely affected by net cash outflows.  The face value of the unexpired contracts as of December 31, 2016 totaled $95.9 in U.S. Dollars, of which $94.1 qualify as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments
Foreign exchange contracts	$94.1	$118.0
Interest rate swap	$300.0	$300.0
Diesel fuel contracts	2.0 gallons	2.0 gallons
Derivatives not designated as hedging instruments
Foreign exchange contracts	$1.8	$33.2
Equity derivatives	$34.4	$32.4

The fair values and amount of gain (loss) recognized in income and other comprehensive income associated with the derivative instruments disclosed above do not have a material impact on the Company’s consolidated financial statements.

4.	Inventories

Inventories consist of the following:

	December 31,	December 31,
	2016	2015
Raw materials and supplies	$69.8	$84.6
Work in process	28.8	33.1
Finished goods	159.6	156.3
Total	$258.2	$274.0

Inventories valued using the LIFO method totaled $51.8 and $53.2 at December 31, 2016 and 2015, respectively, and would have been approximately $4.2 and $3.8 higher, respectively, had they been valued using the FIFO method.  The amount of LIFO liquidations in 2016 and 2015 were immaterial.

5.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consist of the following:

	December 31,	December 31,
	2016	2015
Land	$25.1	$25.2
Buildings and improvements	284.7	277.3
Machinery and equipment	680.1	665.2
Software	90.4	84.9
Office equipment and other assets	60.8	59.2
Construction in progress	24.2	33.2
Gross PP&E	1,165.3	1,145.0
Less accumulated depreciation and amortization	576.7	535.4
Net PP&E	$588.6	$609.6

	For the Year Ended December 31,
	2016	2015	2014
Depreciation and amortization on PP&E	$59.7	$58.3	$57.1

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

6.	Acquisitions

On December 22, 2016, the Company acquired the ANUSOL and RECTINOL (the “Anusol Acquisition”) business from Johnson & Johnson, Inc. for $130.  These are the leading hemorrhoid care brands in each market in which they operate, primarily in the U.K., Canada, Australia and South Africa with total annual sales of $24 in 2016.  The acquisition was funded with additional short-term borrowings and will be managed in the Consumer International segment.

The preliminary fair values of the net assets acquired are set forth as follows:

2016
Anusol
Inventory and other working capital	$0.5
Trade names and other intangibles	91.7
Goodwill	37.8
Cash purchase price	$130.0

The life of the amortizable intangible assets recognized from the Anusol Acquisition ranges from 15 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact is not material to the Company’s consolidated financial results.

On January 4, 2016, the Company acquired Spencer Forrest, Inc., the maker of TOPPIK, (the “Toppik Acquisition”), the leading brand of hair building fibers for people with thinning hair.  The total purchase price was $175.3.  The Company financed the acquisition with short-term borrowings.  This brand is managed within the Consumer Domestic and Consumer International segments.

The fair values of the net assets acquired are set forth as follows:

2016
Toppik
Inventory and other working capital	$9.3
Property, plant and equipment and other long-term assets	0.2
Trade names and other intangibles	115.8
Goodwill	52.3
Current liabilities	(2.3)
Cash purchase price (net of cash acquired)	$175.3

The life of the amortizable intangible assets recognized from the Toppik Acquisition ranges from 10 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact is not material to the Company’s consolidated financial results.

On January 2, 2015, the Company acquired VI-COR, a manufacturer and seller of feed ingredients for cows, beef cattle, poultry and other livestock for cash consideration of $74.9, and a $5.0 payment to be made after one year if a certain operating performance is achieved.  The Company financed the acquisition with available cash.  Based on 2015 operating results, the Company made a $4.6 payment in 2016.  These brands are managed within the SPD segment.

The fair values of the net assets acquired are set forth as follows:

2015
VI-COR
Inventory and other working capital	$1.1
Property, plant and equipment	6.4
Trade names and other intangibles	42.1
Goodwill	29.9
Purchase Price	$79.5
Fair value of contingent payment due in one year	(4.6)
Cash purchase price	$74.9

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
Lil' Drug Store
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

The goodwill and other intangible assets associated with the Anusol Acquisition, the Toppik Acquisition, the VI-COR Acquisition, and Lil’ Drug Store Brands Acquisition are deductible for U.S. tax purposes.

7.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	December 31, 2016				December 31, 2015
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade names	$442.6	$(115.0)	$327.6	3-20	$259.5	$(96.4)	$163.1
Customer Relationships	384.4	(164.2)	220.2	15-20	372.4	(141.8)	230.6
Patents/Formulas	68.7	(45.4)	23.3	4-20	57.4	(41.9)	15.5
Non Compete Agreement	1.8	(1.6)	0.2	5-10	1.8	(1.5)	0.3
Total	$897.5	$(326.2)	$571.3		$691.1	$(281.6)	$409.5

Indefinite lived intangible assets - Carrying value

	December 31,	December 31,
	2016	2015
Trade names	$860.5	$860.0

The increase in indefinite lived intangible assets is due to changes in foreign exchange rates.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The Company determined that the carrying value of all trade names as of December 31, 2016 and 2015, was recoverable based upon the forecasted cash flows and profitability of the brands.  The Company continues to monitor performance and should there be any significant change in forecasted assumptions or estimates, including sales, profitability and discount rate, the Company may be required to recognize an impairment charge.

Intangible amortization expense amounted to approximately $46.0 for 2016, $39.9 for 2015 and $31.7 for 2014, respectively.  The Company estimates that intangible amortization expense will be approximately $49.0 in 2017 and approximately $40.0 to $50.0 annually over the next five years.

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2014	$1,242.2	$62.6	$20.2	$1,325.0
VI-COR acquired goodwill	0.0	0.0	29.9	29.9
Balance at December 31, 2015	$1,242.2	$62.6	$50.1	$1,354.9
Toppik acquired goodwill	38.7	13.6	0.0	52.3
Anusol acquired goodwill	0.0	37.8	0.0	37.8
Other	(0.8)	(0.1)	0.0	(0.9)
Balance at December 31, 2016	$1,280.1	$113.9	$50.1	$1,444.1

The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2016, determined that the estimated fair value substantially exceeded the carrying values of all reporting units.  The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.  The Company has never incurred a goodwill impairment charge.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2016	2015
Trade accounts payable	$331.6	$293.9
Accrued marketing and promotion costs	82.0	91.5
Accrued wages and related benefit costs	73.2	59.4
Other accrued current liabilities	82.1	63.5
Total	$568.9	$508.3

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

9.Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,	December 31,
	2016	2015
Short-term borrowings
Commercial paper issuances	$420.0	$354.5
Various debt due to international banks	6.8	2.7
Total short-term borrowings	$426.8	$357.2

Long-term debt
2.875% Senior notes due October 1, 2022	$400.0	$400.0
Less: Discount	(0.2)	(0.3)
2.45% Senior notes due December 15, 2019	300.0	300.0
Less: Discount	(0.1)	(0.1)
Debt issuance costs, net	(6.5)	(8.1)
Fair value adjustment related to hedged fixed rate debt instrument	0.2	1.3
Net long-term debt	$693.4	$692.8

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

Borrowings under the Credit Agreement are available for general corporate purposes, and are used to support the Company’s $1,000.0 commercial paper program (the “Program”).  Unless extended, the Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on December 4, 2020.

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

Under the Credit Agreement, the Company is required to maintain its leverage ratio, defined as the ratio of Consolidated Funded Indebtedness (as defined in the Credit Agreement) to Consolidated EBITDA, at a level no greater than 3.50 to 1.00.  However, if the Company consummates a material acquisition, the maximum leverage ratio increases to a level of 3.75 to 1.00 during the twelve month period commencing on the date of such acquisition.  The Company was in compliance with the financial covenant in the Credit Agreement as of December 31, 2016.

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

2.45% Senior Notes

On December 9, 2014, the Company issued $300.0 aggregate principal amount of 2.45% Senior Notes due 2019 (the “2019 Notes”).  The 2019 Notes were issued under the first supplemental indenture (the “First Supplemental Indenture”), dated December 9, 2014, to the indenture dated December 9, 2014 (the “Base Indenture”), between the Company and Wells Fargo Bank, N.A., as trustee.  Interest on the 2019 Notes is payable semi-annually, on each June 15 and December 1.  The 2019 Notes will mature on December 15, 2019, unless earlier retired or redeemed as described below.

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

2.875% Senior Notes

On September 26, 2012, the Company issued $400.0 aggregate principal amount of 2.875% Senior Notes due 2022 (the “2022 Notes”).  The 2022 Notes were issued under the second supplemental indenture dated September 26, 2012 (the “BNY Mellon Second Supplemental Indenture”) to the indenture dated December 15, 2010 (the “BNY Mellon Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”), as trustee.  Interest on the 2022 Notes is payable semi-annually, on each April 1 and October 1.  The 2022 Notes will mature on October 1, 2022, unless earlier retired or redeemed as described below.

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

Commercial Paper

The Company has an agreement with two banks to establish a commercial paper program (the “Program”).  Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0.  The maturities of the notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the rating agencies designated in the agreement at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement.  If, for any reason, the Company is unable to access the commercial paper market, the revolving credit facility would be utilized to meet the Company’s short-term liquidity needs.  The Company had $420.0 of commercial paper outstanding as of December 31, 2016 with a weighted-average interest rate of approximately 1.0% and $354.5 as of December 31, 2015 with a weighted-average interest rate less than 0.8%.

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

Other Debt

The Company’s Brazilian subsidiary has lines of credit that enable it to borrow in its local currency subject to various interest rates that fluctuate with the interbank interest rate.  The various credit lines expire and are renewed on a regular basis.  Amounts available under the lines of credit total $3.1 at current exchange rates.  There were borrowings of $2.5 and $2.7 outstanding as of December 31, 2016 and 2015, respectively, under the lines of credit.  In addition, this subsidiary has taken out three fixed term, fixed interest loans totaling $4.3, at the current exchange rate, with guarantees from the Company.  These loans will come due in the first, second and third quarters of 2017. During the fourth quarter of 2016, the Company decided to sell its Brazilian chemical business to focus on its Brazilian consumer business.  The Company anticipates the transaction to close during the first quarter of 2017.

10.	Income Taxes

The components of income before taxes are as follows:

	2016	2015	2014
Domestic	$665.0	$595.6	$574.1
Foreign	40.9	39.8	50.8
Total	$705.9	$635.4	$624.9

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

	2016	2015	2014
Current:
U.S. federal	$183.4	$161.4	$159.0
State	27.2	25.5	24.4
Foreign	11.4	14.1	14.9
	222.0	201.0	198.3
Deferred:
U.S. federal	19.2	22.8	11.5
State	4.1	3.3	1.1
Foreign	1.6	(2.1)	0.1
	24.9	24.0	12.7
Total provision	$246.9	$225.0	$211.0

Deferred tax assets (liabilities) consist of the following at December 31:

	2016	2015
Deferred tax assets:
Accounts receivable	$4.8	$4.6
Deferred compensation	69.7	67.9
Pension, postretirement and postemployment benefits	7.7	8.7
Investment in Natronx	7.7	7.7
Other	30.8	24.4
Tax credit carryforwards/other tax attributes	12.8	14.4
International operating loss carryforwards	8.0	6.2
Total gross deferred tax assets	141.5	133.9
Valuation allowances	(20.2)	(16.3)
Total deferred tax assets	121.3	117.6
Deferred tax liabilities:
Goodwill	(212.3)	(193.5)
Trade names and other intangibles	(322.9)	(312.4)
Property, plant and equipment	(97.1)	(95.6)
Total deferred tax liabilities	(632.3)	(601.5)
Net deferred tax liability	$(511.0)	$(483.9)
Long term net deferred tax asset	1.2	0.9
Long term net deferred tax liability	(512.2)	(484.8)
Net deferred tax liability	$(511.0)	$(483.9)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

	2016	2015	2014
Statutory rate	35%	35%	35%
Tax that would result from use of the federal statutory rate	$247.1	$222.4	$218.7
State and local income tax, net of federal effect	20.3	18.7	16.5
Varying tax rates of foreign affiliates	(4.1)	(2.6)	(3.6)
Benefit from domestic manufacturing deduction	(14.2)	(14.4)	(14.3)
Resolution of tax contingencies	0.0	0.0	(1.5)
Valuation Allowances	2.9	8.5	0.9
Other	(5.1)	(7.6)	(5.7)
Recorded tax expense	$246.9	$225.0	$211.0
Effective tax rate	35.0%	35.4%	33.8%

At December 31, 2016, certain foreign subsidiaries of the Company had net operating loss carryforwards of approximately $26.3.  Approximately $1.0 of such net operating loss carryforwards expire on various dates through December 31, 2021.  The remaining net operating loss carryforwards are not subject to expiration.

The Company believes that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized.  In recognition of this risk, the Company has provided a valuation allowance of $8.0 and $6.2 at December 31, 2016 and 2015, respectively, on the deferred tax asset relating to these net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of a foreign subsidiary will not be realized.  In recognition of this risk, the Company maintains a valuation allowance of $4.5 and $2.4 at December 31, 2016 and 2015, respectively, on these deferred tax assets.

In 2015, the Company reported an impairment charge relating to its investment in Natronx.  The Company believes that it is more likely than not that a tax benefit relating to the impairment will not be realized.  In recognition of this risk, the Company established a valuation allowance of $7.7 in 2015, and maintains a valuation allowance of $7.7 at December 31, 2016.

In 2015, the Company liquidated its subsidiary in the Netherlands and decided that the earnings of its subsidiary in France would no longer be permanently reinvested outside of the U.S.  As a result, the Company repatriated cash of $93.0.  The funds repatriated were used to reduce outstanding commercial paper.  As a result of liquidating its subsidiary in the Netherlands, the Company recorded a tax benefit of $2.7 in the 2015 Consolidated Statement of Income and a deferred tax benefit of $11.6 through Accumulated Other Comprehensive Income.

The Company had undistributed earnings of foreign subsidiaries of approximately $142.9 at December 31, 2016 for which U.S deferred taxes have not been provided.  These earnings, which are considered to be permanently reinvested, would be subject to U.S. tax if they were remitted as dividends.  It is not practicable to determine the deferred tax liability on these earnings because of the large number of assumptions necessary to compute the tax.  The Company continues to monitor events or circumstances that may change its intention to remit undistributed earnings.

In prior years, the Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities.  Under applicable accounting guidance, these tax positions do not meet the minimum threshold required for the related tax benefit to be recognized in the income statement.  The Company has no uncertain tax positions or unrecognized tax benefits at December 31, 2016.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
Unrecognized tax benefits at January 1	$0.0	$4.0	$5.9
Gross increases - tax positions in prior period	0.0	0.0	0.0
Gross decreases - tax positions in prior period	0.0	(3.7)	(1.5)
Settlements	0.0	0.0	0.0
Lapse of statute of limitations	0.0	(0.3)	(0.4)
Unrecognized tax benefits at December 31	$0.0	$0.0	$4.0

In 2014, the Company recognized a benefit from the reversal of approximately $1.7 in income tax expense and $0.1 in interest expense associated with certain tax liabilities as the result of the settlement of an IRS audit for the years 2010, 2011 and 2012 and the lapse of applicable statutes of limitation of several state taxing authorities.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and international jurisdictions.  The IRS has completed its audit of tax years through 2012.  The Company is currently under audit by several state and international taxing authorities for the years 2013 through 2015.  The Company does not anticipate that the settlement of audits within the next twelve months will result in a significant change in unrecognized tax benefits.

The Company’s policy for recording interest associated with uncertain tax positions is to record interest as a component of income before income taxes.  During the twelve months ended December 31, 2016, the Company did not recognize any interest expense relating to uncertain tax positions.  During the twelve months ended December 31, 2015 and December 31, 2014, the Company recognized a net reversal of accrued interest expense associated with uncertain tax positions of approximately $0.2, and $0.1, respectively.  As of December 31, 2016 and December 31, 2015, the Company had no accrued interest expense related to unrecognized tax benefits.

11.Stock Based Compensation Plans and Other Benefit Plans

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Stock option transactions for the three years ended December 31, 2016 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2013	17.5	$19.74
Granted	2.3	34.81
Exercised	(2.6)	12.57
Cancelled	(0.2)	28.16
Outstanding as of December 31, 2014	17.0	$22.75
Granted	2.2	41.91
Exercised	(1.8)	15.56
Cancelled	(0.2)	30.95
Outstanding as of December 31, 2015	17.2	$25.89
Granted	2.1	46.75
Exercised	(3.0)	16.96
Cancelled	(0.3)	39.60
Outstanding as of December 31, 2016	16.0	$30.06	5.8	$233.5
Exercisable as of December 31, 2016	9.7	$22.91	4.3	$207.0

The following table summarizes information relating to options outstanding and exercisable as of December 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2016	Contractual Life	Price	12/31/2016	Price
$10.01 - $15.00	2.2	1.8	$13.58	2.2	$13.58
$15.01 - $20.00	1.2	3.4	$16.68	1.2	$16.68
$20.01 - $25.00	1.4	4.3	$20.32	1.4	$20.32
$25.01 - $30.00	2.3	5.2	$26.91	2.3	$26.91
$30.01 - $35.00	4.8	6.4	$32.65	2.6	$30.98
$40.01 - $45.00	2.8	8.4	$41.88	0.0	$0.00
$45.01 - $50.00	1.3	9.4	$49.36	0.0	$0.00
	16.0	5.8	$30.06	9.7	$22.91

The table above represents the Company’s estimate of options fully vested and expected to vest.  Expected forfeitures are not material and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	2016	2015	2014
Intrinsic Value of Stock Options Exercised	$91.5	$49.0	$58.0
Stock Compensation Expense Related to Stock Option Awards	$14.4	$14.8	$15.2
Issued Stock Options	2.1	2.2	2.3
Weighted Average Fair Value of Stock Options issued (per share)	$7.57	$6.85	$6.41
Fair Value of Stock Options Issued	$16.1	$15.3	$15.0

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2016	2015	2014
Risk-free interest rate	1.7%	2.0%	2.0%
Expected life in years	6.8	6.3	6.2
Expected volatility	17.0%	17.2%	20.4%
Dividend yield	1.5%	1.6%	1.8%

The fair value of stock options is based upon the Black Scholes option pricing model.  The Company determined the stock options’ lives based on historical exercise behavior and their expected volatility and dividend yield based on the historical changes in stock price and dividend payments.  The risk free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2016, there was a fair value of $8.9 related to unamortized stock option compensation expense, which is expected to be recognized over the next three years.  The Company’s Consolidated Statements of Cash Flow reflect an add back to Net Cash Provided by Operating Activities of $16.0, $16.1 and $17.0 in 2016, 2015 and 2014, respectively, for non-cash compensation expense, primarily stock option expense.  Cash flow from Financing Activities includes $30.0, $15.8 and $18.5 in 2016, 2015 and 2014, respectively, of excess tax benefits on stock options exercised.  The total tax benefit for 2016, 2015 and 2014 was $30.0, $15.8 and $18.8, respectively.

Other Benefit Plans

International Pension Plan Terminations

In 2016 the Company authorized the termination of international defined benefit pension plans under which approximately 336 participants, including 53 active employees, have accrued benefits.  The Company anticipates completing the termination of this plan by the end of the second quarter of 2017, once regulatory approvals are obtained.  In addition to plan assets, the Company will need to make a one-time payment of $20.0 to $26.0 ($14.0 to $19.0 after tax) to purchase annuities for participants.  The Company estimates that it will incur a one-time expense of $49.0 to $55.0 ($40.0 to $45.0 after tax) in 2017 when the plan settlement is completed.  This expense primarily includes the effect of the additional cash payment required at settlement and pension settlement accounting rules which require accelerated recognition of actuarial losses that were to be amortized over the expected benefit lives of participants.  The estimated expense is subject to change based on valuations at the actual date of settlement.  Upon the termination of these plans in 2017, the Company will have no further obligations with respect to material defined benefit pension plans.

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

The liability to plan participants for contributions designated for notional investment in Common Stock is based on the quoted fair value of the Common Stock plus any dividends credited.  The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Common Stock.  At December 31, 2016 and 2015, the amount of the Company’s liability under the deferred compensation plan is included in Deferred and Other Long-term Liabilities and was $98.3 and $95.8, respectively and the funded balances recorded in Other Assets amounted to $73.9 and $70.6, respectively.  The amounts charged to earnings, including the effect of the hedges, totaled $2.3, $2.1, and $1.8 in 2016, 2015 and 2014, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Non-employee members of the Company’s Board are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Common Stock.  Members of the Board are fully vested in their account balance.  As of December 31, 2016, there were approximately 307 thousand shares of Common Stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control.

12.	Share Repurchases

On November 2, 2016, the Board authorized a new share repurchase program, under which the Company may repurchase up to $500 million in shares of Common Stock (the “2016 Share Repurchase Program”).  The 2016 Share Repurchase Program does not have an expiration and replaced the 2015 Share Repurchase Program.  The Company also continued its evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

In 2016, the Company purchased approximately 9.0 million shares of Common Stock for $400.0, of which $103.0 was purchased under the evergreen share repurchase program, $200.0 was purchased under the 2016 Share Repurchase Program, and $97.0 was purchased under the 2015 Share Repurchase Program.  As a result of the Company’s purchases, there remained $300.0 under the 2016 Share Repurchase Program as of December 31, 2016.

13.	Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

The components of changes in accumulated other comprehensive income (“AOCI”) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance December 31, 2013	$12.7	$(13.0)	$0.5	$0.2
Other comprehensive income before reclassifications	(29.1)	(7.7)	(0.8)	(37.6)
Amounts reclassified to consolidated statement of income(a)	0.0	0.8	(1.4)	(0.6)
Tax benefit (expense)	0.0	2.2	1.1	3.3
Other comprehensive income (loss)	(29.1)	(4.7)	(1.1)	(34.9)
Balance December 31, 2014	$(16.4)	$(17.7)	$(0.6)	$(34.7)
Other comprehensive income before reclassifications	(35.8)	3.0	9.6	(23.2)
Amounts reclassified to consolidated statement of income(a)	0.0	5.2	(3.0)	2.2
Tax benefit (expense)	13.7	(2.0)	(1.9)	9.8
Other comprehensive income (loss)	(22.1)	6.2	4.7	(11.2)
Balance December 31, 2015	$(38.5)	$(11.5)	$4.1	$(45.9)
Other comprehensive income before reclassifications	(12.1)	(2.2)	(5.9)	(20.2)
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(0.1)	(0.1)
Tax benefit (expense)	0.6	0.5	1.3	2.4
Other comprehensive income (loss)	(11.5)	(1.7)	(4.7)	(17.9)
Balance December 31, 2016	$(50.0)	$(13.2)	$(0.6)	$(63.8)
(a)	Amounts reclassified to cost of sales and selling, general and administrative expenses.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

14.	Commitments, Contingencies and Guarantees

Commitments

a. Operating lease rent expense, included in income from operations, amounted to $18.8, $18.5 and $19.7 in 2016, 2015 and 2014, respectively.  Beginning January 1, 2013, financing lease expense was recorded primarily for the Company’s Corporate Headquarters building.  In 2016, interest expense associated with this lease amounted to $4.0 and depreciation expense amounted to $2.5.

The Company is obligated to pay minimum annual rentals under different operating and financing lease agreements as follows:

	Operating	Financing
	Leases	Leases	Total
2017	$18.6	$5.7	$24.3
2018	16.9	6.0	22.9
2019	14.3	6.0	20.3
2020	10.8	6.0	16.8
2021	7.6	6.0	13.6
2022 and thereafter	13.4	67.3	80.7
Total future minimum lease commitments	$81.6	$97.0	$178.6

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

c. As of December 31, 2016, the Company had commitments of approximately $223.9.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

d. As of December 31, 2016, the Company had various guarantees and letters of credit of approximately $21.2.

e. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3.  In addition to this initial payment, the Company was required to make advance royalty payments of up to $5.5 upon the launch of a product utilizing the licensed technology, of which the entire $5.5 had been made as of December 31, 2015.  As of December 31, 2016, no additional payments are required under the license agreement.  However, upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration for products incorporating the acquired technology, the Company would be required to make an additional $7.0 license payment.

Legal proceedings

f. The Company has been named as a defendant in a breach of contract action filed by Scantibodies Laboratory, Inc. (the “Plaintiff”) on April 1, 2014 in the U.S. District Court for the Southern District of New York.

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

The Company is vigorously defending itself in this matter.  On June 16, 2014, the Company filed an amended answer to the complaint denying all of the Plaintiff’s material allegations.  The parties have been engaged in fact and expert discovery, which is ongoing.

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

The following summarizes the balances and transactions between the Company and each of (i) Armand and ArmaKleen, in which the Company holds a 50% ownership interest, and (ii) Natronx, in which the Company holds a one-third ownership interest:

	Armand			ArmaKleen			Natronx
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Purchases by Company	$20.9	$24.2	$26.4	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$1.0	$1.3	$1.2	$0.8	$2.1	$2.0
Outstanding Accounts Receivable	$0.5	$0.5	$0.6	$0.7	$0.6	$0.8	$0.0	$0.1	$0.1
Outstanding Accounts Payable	$1.7	$1.8	$2.1	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$2.3	$2.3	$2.1	$2.0	$2.0	$2.0	$0.4	$0.8	$0.8
(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

During 2015, the Company impaired its remaining investment in Natronx and recorded a $17.0 charge.  This charge is primarily a result of lower than expected demand for the joint venture’s products as a result of a shift in the electric utility industry from coal-fired to natural gas-supplied power plants, continued delays in the implementation of updated federal regulations, and indirectly, the recent U.S. Supreme Court ruling against the Environmental Protection Agency (“EPA”) where the court stated that the EPA failed to properly consider the costs to implement the regulations.  The Company believed that the foregoing factors would likely further delay the demand for these products.  The Company assessed the value of the investment using both income and market based valuation methods.  The charge was recorded in the Corporate segment in Equity in Earnings (Losses) of Affiliates.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of December 31, 2016, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand and ArmaKleen for the year ended December 31, 2016 and Armand, ArmaKleen and Natronx for the years ended December 31, 2015 and 2014 are included in the Corporate segment.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2016:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(1)	As Reported
Net sales
2016	$2,677.8	$525.2	$290.1	$0.0	$3,493.1
2015	2,581.6	501.0	312.2	0.0	3,394.8
2014	2,471.6	535.2	290.8	0.0	3,297.6
Gross profit
2016	1,308.8	235.4	83.0	(36.6)	1,590.6
2015	1,215.7	226.8	101.9	(32.6)	1,511.8
2014	1,160.9	242.1	76.6	(26.7)	1,452.9
Marketing Expenses
2016	345.2	78.2	3.8	0.0	427.2
2015	336.5	76.6	4.4	0.0	417.5
2014	333.2	80.5	3.2	0.0	416.9
Selling, General and Administrative Expenses
2016	350.7	89.0	36.1	(36.6)	439.2
2015	326.2	93.3	33.2	(32.6)	420.1
2014	302.0	93.9	25.6	(26.7)	394.8
Income from Operations
2016	612.9	68.2	43.1	0.0	724.2
2015	553.0	56.9	64.3	0.0	674.2
2014	525.7	67.6	47.9	0.0	641.2
Equity in Earnings (Losses) of Affiliates
2016	0.0	0.0	0.0	9.2	9.2
2015	0.0	0.0	0.0	(5.8)	(5.8)
2014	0.0	0.0	0.0	11.6	11.6
Income Before Income Taxes
2016	590.6	66.3	39.8	9.2	705.9
2015	529.4	54.5	57.3	(5.8)	635.4
2014	502.8	64.7	45.8	11.6	624.9
Identifiable Assets
2016	3,374.4	714.5	181.3	83.9	4,354.1
2015	3,449.9	521.0	206.5	79.5	4,256.9
2014	3,502.9	619.8	135.1	101.4	4,359.2
Capital Expenditures
2016	34.9	8.8	6.1	0.0	49.8
2015	51.5	7.2	3.1	0.0	61.8
2014	59.2	8.4	2.9	0.0	70.5
Depreciation & Amortization
2016	87.8	9.5	8.6	1.7	107.6
2015	82.6	7.9	8.5	2.0	101.0
2014	76.7	7.6	5.2	1.7	91.2
(1)

The Corporate segment reflects the following:
(A) The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of Cost of Sales in the Company’s Consolidated Statements of Income.  Such amounts were $36.6, $32.6, and $26.7 for 2016, 2015 and 2014, respectively.
(B) Equity in earnings (loss) of affiliates from Armand and ArmaKleen for the year ended December 31, 2016 and Armand, ArmaKleen and Natronx for the years ended December 31, 2015 and 2014.
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

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table above, were $3.4, $5.3 and $1.9 for the twelve months ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

Product line revenues from external customers for each of the three years ended December 31, 2016, December 31, 2015 and December 31, 2014 were as follows:

	2016	2015	2014
Household Products	$1,593.4	$1,544.3	$1,466.2
Personal Care Products	1,084.4	1,037.3	1,005.4
Total Consumer Domestic	2,677.8	2,581.6	2,471.6
Total Consumer International	525.2	501.0	535.2
Total SPD	290.1	312.2	290.8
Total Consolidated Net Sales	$3,493.1	$3,394.8	$3,297.6

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Geographic Information

Approximately 84%, 83% and 81% of the net sales reported in the accompanying consolidated financial statements in 2016, 2015 and 2014, respectively, were to customers in the U.S.  Approximately 98%, 96% and 96% of long-lived assets were located in the U.S. at December 31, 2016, 2015 and 2014, respectively.  Other than the U.S., no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

Customers

A group of three customers accounted for approximately 35%, 35% and 36% of consolidated net sales in 2016, 2015 and 2014, respectively, of which a single customer (Wal-Mart Stores, Inc. and its affiliates) accounted for approximately 24%, 24% and 25% in 2016, 2015 and 2014, respectively.

17.Brazil’s Chemical Business

During fourth quarter of 2016, the Company decided to sell its Brazilian chemical business to focus on its Brazilian consumer business, resulting in a plant impairment charge of $4.9 recognized in the fourth quarter of 2016 based upon an anticipated selling price.  During the first quarter of 2017, the Company signed an agreement to sell the business, resulting in an approximate $5.0 expense for severance and other charges.  Sales for the Brazilian chemical business in 2016 were approximately $22.0.  The Company anticipates the transaction to close during the first quarter.

18.Subsequent Event

Viviscal Acquisition

On January 17, 2017, the Company acquired the VIVISCAL business (“the Viviscal Acquisition”) from Lifes2Good Holdings Limited for approximately $160.0.  Viviscal is the number one hair care supplement brand both in the U.S. and the United Kingdom with global annual sales of $44.0 in 2016.  This brand is complementary to the Company’s global BATISTE dry shampoo and TOPPIK hair care business. The acquisition was funded with short-term borrowings and will be managed in the Consumer Domestic and Consumer International segments.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

19.Unaudited Quarterly Financial Information

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

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2016
Net Sales	$849.0	$877.4	$870.7	$896.0	$3,493.1
Gross Profit	379.0	408.0	395.6	408.0	1,590.6
Income from Operations	179.5	175.3	196.0	173.4	724.2
Net Income	113.0	111.6	124.0	110.4	459.0
Net Income per Share-Basic	$0.44	$0.43	$0.48	$0.43	$1.78
Net Income per Share-Diluted	$0.43	$0.43	$0.47	$0.42	$1.75

2015
Net Sales	$812.3	$847.1	$861.8	$873.6	$3,394.8
Gross Profit	355.5	373.1	385.8	397.4	1,511.8
Income from Operations	172.1	142.3	190.6	169.2	674.2
Net Income (1)	107.2	73.7	120.4	109.1	410.4
Net Income per Share-Basic (1) (2)	$0.41	$0.28	$0.46	$0.42	$1.57
Net Income per Share-Diluted (1) (2)	$0.40	$0.28	$0.45	$0.41	$1.54
(1)	The second quarter of 2015 Net Income includes a $17.0 or $0.06 per share impairment charge to write-off the remaining investment in Natronx.
(2)	The second quarter of 2015 Income from Operations includes an $8.9 pre-tax charge or $0.03 per share to terminate an international defined benefit pension plan.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Other Board Matters – Code of Conduct,” and “Corporate Governance and Other Board Matters– Board of Directors Meetings and Committees – Audit Committee,” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Compensation Discussion and Analysis,” “2016 Summary Compensation Table,” “2016 Grants of Plan Based Awards,” “2016 Outstanding Equity Awards at Fiscal Year-End,” “2016 Option Exercises and Stock Vested,” “2016 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation & Organization Committee Report” in the Company’s definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions “Equity Compensation Plan Information as of December 31, 2016” and “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

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

		(4.3)

Indenture, dated as of December 9, 2014, between Church & Dwight Co., Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 9, 2014.

		(4.4)

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

•		(10.2)	Form of Commercial Paper Dealer Agreement, dated February 23, 2017, by and between Church & Dwight Co., Inc. and Dealer.

•		(10.3)	Form of Amended and Restated Commercial Paper Dealer Agreement, dated February 23, 2017, by and between Church & Dwight Co., Inc. and Dealer.

		(10.4)

Stock Purchase Agreement, dated as of August 17, 2012, among Church & Dwight Co., Inc., Avid Health, Inc., the Seller Representative and the sellers party thereto, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 20, 2012.

	*	(10.5)

Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, incorporated by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 1997.

	*	(10.5.1)

Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective January 1, 2007, incorporated by reference to Exhibit 10.4.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

	*	(10.5.2)

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

	*	(10.7)

Amended and Restated Deferred Compensation Plan for Directors effective as of May 1, 2008 incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2008.

	*	(10.8)

Amended and Restated Compensation Plan for Directors, effective January 1, 2015, incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2015.

	*	(10.9)	The Stock Option Plan for Directors, effective as of January 1, 1991, incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

	*	(10.10)	The Church & Dwight Co., Inc. Stock Award Plan as amended, incorporated by reference to Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2007.

	*	(10.11)

Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, filed on March 21, 2013.

	*	(10.12)	Church & Dwight Co., Inc. Annual Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders, filed on March 23, 2012.

	*	(10.13)

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

	*	(10.17)

Form of Amended and Restated Change in Control and Severance Agreement entered into by and between the Company and each of the senior executive officers (other than Matthew T. Farrell), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 2, 2016.

		(10.18)

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

	(101)

The following materials from Church & Dwight Co., Inc.’s annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for each of the three years in the period ended December 31, 2016, (ii) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (iii) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016, (iv) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2016 and (v) Notes to Consolidated Financial Statements.

___________

•	Indicates documents filed herewith.
*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

ITEM 16.FORM 10-K SUMMARY

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2017.

CHURCH & DWIGHT CO., INC.

By:	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. Rosie Albright	Director	February 24, 2017
T. Rosie Albright

/s/ James R. Craigie	Chairman	February 24, 2017
James R. Craigie

/s/ Matthew T. Farrell	President and Chief Executive Officer, Director	February 24, 2017
Matthew T. Farrell

/s/ Bradley C. Irwin	Director	February 24, 2017
Bradley C. Irwin

/s/ Robert D. LeBlanc	Director	February 24, 2017
Robert D. LeBlanc

/s/ Penry W. Price	Director	February 24, 2017
Penry W. Price

/s/ Ravichandra K. Saligram	Director	February 24, 2017
Ravichandra K. Saligram

/s/ Robert K. Shearer	Director	February 24, 2017
Robert K. Shearer

/s/ Janet S. Vergis	Director	February 24, 2017
Janet S. Vergis

/s/ Arthur B. Winkleblack	Director	February 24, 2017
Arthur B. Winkleblack

/s/ Richard A. Dierker	Executive Vice President	February 24, 2017
Richard A. Dierker	and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven J. Katz	Vice President and Controller	February 24, 2017
Steven J. Katz	(Principal Accounting Officer)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

SCHEDULE II - Valuation and Qualifying Accounts

For each of the three years in the period ended December 31, 2016

(Dollars in millions)

		Additions		Deductions
	Beginning	Charged to		Amounts	Foreign	Ending
	Balance	Expenses	Acquired	Written Off	Exchange	Balance
Allowance for Doubtful Accounts
2016	$1.0	$1.3	$0.0	$(0.3)	$0.1	$2.1
2015	1.9	0.3	0.0	(1.0)	(0.2)	1.0
2014	0.8	1.5	0.0	(0.2)	(0.2)	1.9
Allowance for Cash Discounts
2016	$4.6	$69.8	$0.0	$(69.8)	$0.0	$4.6
2015	5.2	68.6	0.0	(69.2)	0.0	4.6
2014	5.1	66.9	0.0	(67.0)	0.2	5.2
Sales Returns and Allowances
2016	$11.9	$56.7	$0.0	$(56.8)	$0.3	$12.1
2015	11.9	67.4	0.0	(67.4)	0.0	11.9
2014	11.6	58.6	0.0	(58.1)	(0.2)	11.9