Form 10-Q
period 2017-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2017-05-04
CIK 313927

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 2, 2017, there were 249,254,900 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	24

1A.	Risk Factors	25

2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

6.	Exhibits	26

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net Sales	$877.2	$849.0
Cost of sales	477.9	470.0
Gross Profit	399.3	379.0
Marketing expenses	90.8	92.5
Selling, general and administrative expenses	112.4	107.0
Income from Operations	196.1	179.5
Equity in earnings of affiliates	2.1	1.7
Investment earnings	0.4	0.3
Other income (expense), net	(0.2)	(1.7)
Interest expense	(8.2)	(6.8)
Income before Income Taxes	190.2	173.0
Income taxes	58.7	60.0
Net Income	$131.5	$113.0

Weighted average shares outstanding - Basic	254.1	258.8
Weighted average shares outstanding - Diluted	259.7	263.6
Net income per share - Basic	$0.52	$0.44
Net income per share - Diluted	$0.51	$0.43
Cash dividends per share	$0.19	$0.178

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net Income	$131.5	$113.0
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	7.9	9.9
Income (loss) from derivative agreements	(0.6)	(6.7)
Other comprehensive income (loss)	7.3	3.2
Comprehensive income	$138.8	116.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$139.5	$187.8
Accounts receivable, less allowances of $1.8 and $2.1	305.2	287.0
Inventories	280.1	258.2
Other current assets	29.7	23.8
Total Current Assets	754.5	756.8

Property, Plant and Equipment, Net	578.9	588.6
Equity Investment in Affiliates	8.2	8.5
Trade Names and Other Intangibles, Net	1,538.1	1,431.8
Goodwill	1,481.3	1,444.1
Other Assets	126.8	124.3
Total Assets	$4,487.8	$4,354.1

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$585.7	$426.8
Accounts payable and accrued expenses	535.6	568.9
Income taxes payable	45.5	6.2
Total Current Liabilities	1,166.8	1,001.9

Long-term Debt	692.9	693.4
Deferred Income Taxes	521.0	512.2
Deferred and Other Long-term Liabilities	171.4	168.7
Total Liabilities	2,552.1	2,376.2

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 300,000,000 shares; 292,855,100 shares issued	292.8	292.8
Additional paid-in capital	249.4	251.4
Retained earnings	3,009.1	2,926.0
Accumulated other comprehensive loss	(56.5)	(63.8)
Common stock in treasury, at cost: 40,959,593 shares in 2017 and 38,892,165 shares in 2016	(1,559.1)	(1,428.5)
Total Stockholders' Equity	1,935.7	1,977.9
Total Liabilities and Stockholders’ Equity	$4,487.8	$4,354.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Cash Flow From Operating Activities
Net Income	$131.5	$113.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14.8	16.0
Amortization expense	14.5	11.9
Deferred income taxes	9.4	7.6
Equity in net earnings of affiliates	(2.1)	(1.7)
Distributions from unconsolidated affiliates	2.5	2.0
Non-cash compensation expense	2.0	5.8
Other	0.5	0.9
Change in assets and liabilities:
Accounts receivable	(11.2)	5.2
Inventories	(21.3)	(8.7)
Other current assets	(3.5)	(1.7)
Accounts payable and accrued expenses	(47.9)	(5.5)
Income taxes payable	39.3	42.4
Excess tax benefit on stock options exercised	0.0	(7.9)
Other operating assets and liabilities, net	3.0	(1.5)
Net Cash Provided By Operating Activities	131.5	177.8
Cash Flow From Investing Activities
Additions to property, plant and equipment	(2.8)	(8.5)
Acquisitions	(160.3)	(175.0)
Other	3.8	(0.6)
Net Cash Used In Investing Activities	(159.3)	(184.1)
Cash Flow From Financing Activities
Short-term debt borrowings (repayments)	158.8	93.8
Proceeds from stock options exercised	22.7	13.3
Excess tax benefit on stock options exercised	0.0	7.9
Payment of cash dividends	(48.4)	(46.1)
Purchase of treasury stock	(157.1)	(200.0)
Other	(0.4)	(5.0)
Net Cash Used In Financing Activities	(24.4)	(136.1)
Effect of exchange rate changes on cash and cash equivalents	3.9	6.7
Net Change In Cash and Cash Equivalents	(48.3)	(135.7)
Cash and Cash Equivalents at Beginning of Period	187.8	330.0
Cash and Cash Equivalents at End of Period	$139.5	$194.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Cash paid during the year for:
Interest (net of amounts capitalized)	$4.0	$2.5
Income taxes	$9.9	$10.0
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$5.4	$4.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2015	292.8	(32.8)	$292.8	$230.0	$2,650.0	$(45.9)	$(1,103.7)	$2,023.2
Net income	0.0	0.0	0.0	0.0	113.0	0.0	0.0	113.0
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	3.2	0.0	3.2
Cash dividends	0.0	0.0	0.0	0.0	(46.1)	0.0	0.0	(46.1)
Stock purchases	0.0	(4.4)	0.0	0.0	0.0	0.0	(200.0)	(200.0)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $7.9	0.0	0.6	0.0	4.6	0.0	0.0	22.4	27.0
March 31, 2016	292.8	(36.6)	$292.8	$234.6	$2,716.9	$(42.7)	$(1,281.3)	$1,920.3

December 31, 2016	292.8	(38.9)	$292.8	$251.4	$2,926.0	$(63.8)	$(1,428.5)	$1,977.9
Net income	0.0	0.0	0.0	0.0	131.5	0.0	0.0	131.5
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	7.3	0.0	7.3
Cash dividends	0.0	0.0	0.0	0.0	(48.4)	0.0	0.0	(48.4)
Stock purchases	0.0	(3.1)	0.0	0.0	0.0	0.0	(157.1)	(157.1)
Stock based compensation expense and stock option plan transactions	0.0	1.0	0.0	(2.0)	0.0	0.0	26.5	24.5
March 31, 2017	292.8	(41.0)	$292.8	$249.4	$3,009.1	$(56.5)	$(1,559.1)	$1,935.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except per share data)

1.	Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, the condensed consolidated statements of income and comprehensive income, cash flow and stockholders’ equity for the three months ended March 31, 2017 and March 31, 2016 have been prepared by Church & Dwight Co., Inc. (the “Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2017 and results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”).  The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that makes modifications to how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the classification of excess tax benefits in the statement of cash flows.  The Company prospectively adopted the standard in the first quarter of 2017.  The adoption resulted in excess tax benefits of $8.7 or $0.03 per share recorded in the provision for income taxes rather than in the Company’s Stockholders’ Equity Section of the Balance Sheet and an increase to both net cash provided by operating activities and net cash used in financing activities of $8.7 million for the three months ended March 31, 2017. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share, which did not have a material impact on our diluted earnings per share for the three months ended March 31, 2017.  The Company has also elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

The Company incurred research and development expenses in the first quarter of 2017 and 2016 of $14.1 and $14.4, respectively.  These expenses are included in selling, general and administrative expenses.

2.	New Accounting Pronouncements

In March 2017, the FASB issued new accounting guidance that requires employers to report the service cost component separate from the other components of net benefit pension and postretirement costs. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations.  Only the service cost component is eligible for capitalization.  The guidance is effective for annual and interim periods beginning after December 15, 2017, and requires retrospective adoption, with early adoption permitted. The guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March, April, and May of 2016, the FASB issued amended guidance that clarifies the principles for recognizing revenue.  The amendments clarify the guidance for identifying performance obligations, licensing arrangements and principal versus agent considerations.  The amendments additionally provide clarification on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition.  The guidance is effective for annual periods, including interim reporting periods within those periods, beginning after December 15, 2017, and allows companies to apply the requirements retrospectively, either to all prior periods presented or through a cumulative adjustment in the year of adoption.  The new standard will be effective for the Company at the beginning of its first quarter of fiscal year 2018.  The guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued new lease accounting guidance, requiring lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases, with a term greater than a year. The new guidance also expands the required quantitative and qualitative disclosures surrounding leases. The guidance is effective for annual and interim periods beginning after December 15, 2018, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact that adoption of the guidance will have on the Company’s consolidated financial position, results of operations and cash flows.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2017	2016
Raw materials and supplies	$70.2	$69.8
Work in process	28.0	28.8
Finished goods	181.9	159.6
Total	$280.1	$258.2

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	March 31,	December 31,
	2017	2016
Land	$25.1	$25.1
Buildings and improvements	289.5	284.7
Machinery and equipment	686.7	680.1
Software	90.5	90.4
Office equipment and other assets	61.7	60.8
Construction in progress	18.3	24.2
Gross PP&E	1,171.8	1,165.3
Less accumulated depreciation and amortization	592.9	576.7
Net PP&E	$578.9	$588.6

	Three Months Ended
	March 31,	March 31,
	2017	2016
Depreciation and amortization on PP&E	$14.8	$16.0

5.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Weighted average common shares outstanding - basic	254.1	258.8
Dilutive effect of stock options	5.6	4.8
Weighted average common shares outstanding - diluted	259.7	263.6
Antidilutive stock options outstanding	1.3	1.6

6.	Stock Based Compensation Plans

The following table provides a summary of option activity during the three months ended March 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2016	16.0	$30.06
Exercised	(1.0)	22.08
Cancelled	(0.1)	41.97
Outstanding at March 31, 2017	14.9	$30.54	5.8	$288.2
Exercisable at March 31, 2017	8.7	$23.01	4.3	$233.7

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards.

	Three Months Ended
	March 31,	March 31,
	2017	2016
Intrinsic Value of Stock Options Exercised	$27.2	$24.2
Stock Compensation Expense Related to Stock Option Awards	$1.7	$5.5

7.	Share Repurchases

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

In the first quarter of 2017, the Company purchased approximately 3.1 million shares of Common Stock for $157.1, of which approximately $125.0 was purchased under the evergreen share repurchase program and $32.1 was purchased under the 2016 Share Repurchase Program.  As a result of the Company’s purchases, there remained $267.9 under the 2016 Share Repurchase Program as of March 31, 2017.

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2017 and December 31, 2016:

		March 31, 2017		December 31, 2016
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$75.7	$75.7	$72.4	$72.4
Financial Liabilities:
Short-term borrowings	Level 2	585.7	585.7	426.8	426.8
2.875% Senior notes due October 1, 2022	Level 2	399.8	397.8	399.8	396.9
2.45% Senior notes due December 15, 2019	Level 2	299.9	302.6	299.9	302.0
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	(0.7)	(0.7)	0.2	0.2

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the three months ended March 31, 2017.

Refer to Note 2 in the Form 10-K for the year ended December 31, 2016 for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed Consolidated Balance Sheets.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of March 31, 2017 and December 31, 2016.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments
Foreign exchange contracts	$107.0	$94.1
Interest rate swap	$300.0	$300.0
Diesel fuel contracts	2.5 gallons	2.0 gallons
Derivatives not designated as hedging instruments
Foreign exchange contracts	$76.7	$1.8
Equity derivatives	$22.9	$34.4

The fair values and amount of gain (loss) recognized in income and other comprehensive income associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements.

10.	Acquisition

On January 17, 2017, the Company acquired the VIVISCAL business from Lifes2Good Holdings Limited for approximately $160 (“Viviscal Acquisition”).  VIVISCAL is a leading hair care supplement brand both in the U.S. and the U.K. with global annual sales of $44 in 2016.  This brand is complementary to the Company’s global BATISTE dry shampoo and TOPPIK hair care business. The acquisition was funded with short-term borrowings and will be managed in the Consumer Domestic and Consumer International segments.

The preliminary fair values of the net assets acquired are set forth as follows:

Acquisition Date
Preliminary
Fair Value
Inventory and other working capital	$10.3
Trade names and other intangibles	119.6
Goodwill	36.9
Current liabilities	(6.5)
Cash purchase price (net of cash acquired)	$160.3

The life of the amortizable intangible assets recognized from the Viviscal Acquisition ranges from 15 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact is not material to the Company’s consolidated financial results.

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	March 31, 2017				December 31, 2016
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$550.8	$(122.3)	$428.5	3-20	$442.6	$(115.0)	$327.6
Customer Relationships	396.1	(170.1)	226.0	15-20	384.4	(164.2)	220.2
Patents/Formulas	68.7	(46.2)	22.5	4-20	68.7	(45.4)	23.3
Non Compete Agreement	1.8	(1.6)	0.2	5-10	1.8	(1.6)	0.2
Total	$1,017.4	$(340.2)	$677.2		$897.5	$(326.2)	$571.3

Indefinite lived intangible assets - Carrying value

	March 31,	December 31,
	2017	2016
Trade Names	$860.9	$860.5

Intangible amortization expense amounted to $13.9 and $11.3 for the first three months of 2017 and 2016, respectively.  The Company estimates that intangible amortization expense will be approximately $56.0 in 2017 and approximately $49.0 to $56.0 annually over the next five years.

The carrying amount of goodwill as of March 31, 2017 and December 31, 2016, respectively, is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2016	$1,280.1	$113.9	$50.1	$1,444.1
VIVISCAL acquired goodwill	25.8	11.1	0.0	$36.9
Other	0.0	0.3	0.0	0.3
Balance at March 31, 2017	$1,305.9	$125.3	$50.1	$1,481.3

12.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016
Trade accounts payable	$346.3	$331.6
Accrued marketing and promotion costs	94.3	82.0
Accrued wages and related benefit costs	29.9	73.2
Other accrued current liabilities	65.1	82.1
Total	$535.6	$568.9

13.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	March 31,	December 31,
	2017	2016
Short-term borrowings
Commercial paper issuances	$582.2	$420.0
Various debt due to international banks	3.5	6.8
Total short-term borrowings	$585.7	$426.8

Long-term debt
2.875% Senior notes due October 1, 2022	$400.0	$400.0
Less: Discount	(0.2)	(0.2)
2.45% Senior notes due December 15, 2019	300.0	300.0
Less: Discount	(0.1)	(0.1)
Debt issuance costs, net	(6.1)	(6.5)
Fair value adjustment related to hedged fixed rate debt instrument	(0.7)	0.2
Net long-term debt	$692.9	$693.4

14.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and March 31, 2016 are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2015	$(38.5)	$(11.5)	$4.1	$(45.9)
Other comprehensive income (loss) before reclassifications	9.9	0.0	(8.6)	1.3
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	(0.5)	(0.5)
Tax benefit (expense)	0.0	0.0	2.4	2.4
Other comprehensive income (loss)	9.9	0.0	(6.7)	3.2
Balance at March 31, 2016	$(28.6)	$(11.5)	$(2.6)	$(42.7)

Balance at December 31, 2016	$(50.0)	$(13.2)	$(0.6)	$(63.8)
Other comprehensive income (loss) before reclassifications	7.9	0.0	(0.9)	7.0
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	0.1	0.1
Tax benefit (expense)	0.0	0.0	0.2	0.2
Other comprehensive income (loss)	7.9	0.0	(0.6)	7.3
Balance at March 31, 2017	$(42.1)	$(13.2)	$(1.2)	$(56.5)

(a)	Amounts classified to cost of sales and selling, general and administrative expenses.

15.Benefit Plans

In 2016 the Company authorized the termination of international defined benefit pension plans under which approximately 336 participants, including 53 active employees, have accrued benefits.  The Company anticipates completing the termination of this plan by the end of the second quarter of 2017, once regulatory approvals are obtained.  In addition to plan assets, the Company estimates it will need to make a one-time payment of $14.0 to $20.0 ($9.0 to $14.0 after tax) to purchase annuities for participants.  The Company estimates that it will incur a one-time expense of $44.0 to $50.0 ($36.0 to $41.0 after tax) in 2017 when the plan settlement is completed.  This expense primarily includes the effect of the additional cash payment required at settlement and pension settlement accounting rules which require accelerated recognition of actuarial losses that were to be amortized over the expected benefit lives of participants.  The estimated expense is subject to change based on valuations at the actual date of settlement.  Upon the termination of these plans in 2017, the Company will have no further obligations with respect to material defined benefit pension plans.

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

b. As of March 31, 2017, the Company had commitments of approximately $236.5.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of March 31, 2017, the Company had various guarantees and letters of credit of approximately $21.9.

d. On November 8, 2011, the Company acquired a license for certain oral care technology for cash consideration of $4.3.  In addition to this initial payment, the Company was required to make advance royalty payments of up to $5.5 upon the launch of a product utilizing the licensed technology, of which the entire $5.5 has been paid as of December 31, 2015.  As of March 31, 2017, no additional payments are required under the license agreement.  However, upon the approval of certain New Drug Applications by the U.S. Food and Drug Administration for products incorporating the acquired technology, the Company would be required to make an additional $7.0 license payment.

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

In connection with this matter, the Company has reserved an amount that is immaterial.  However, it is reasonably possible that the Company may ultimately be required to pay all or substantially all of the damages and other amounts sought by Plaintiff.  It is not currently possible to more precisely estimate the amount or range of any amounts that the Company may be required to pay in excess of the reserved amount because expert discovery with respect to damages is not sufficiently advanced and the outcome thereof is uncertain.

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

g. In addition to the matters described above, from time to time in the ordinary course of its business the Company is the subject of, or party to, various pending or threatened legal, regulatory or governmental actions or other proceedings, including, without limitation, those relating to, intellectual property, commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance related matters.  Such proceedings are generally subject to considerable uncertainty and their outcomes, and any related damages, may not be reasonably predictable or estimable. While any such proceedings could result in an adverse outcome for the Company, any such adverse outcome is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

17.	Related Party Transactions

The following summarizes the balances and transactions between the Company and each of (i) Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest, and (ii) Natronx, in which the Company holds a one-third ownership interest:

	Armand		ArmaKleen		Natronx
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016	2017	2016
Purchases by Company	$4.7	$4.4	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.3	$0.3	$0.0	$0.5
Outstanding Accounts Receivable	$0.5	$0.4	$0.9	$0.7	$0.0	$0.1
Outstanding Accounts Payable	$1.8	$1.7	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.6	$0.6	$0.5	$0.5	$0.0	$0.2

(1) Billed by Company and recorded as a reduction of selling, general and administrative expenses.

18.	Segments

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

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of March 31, 2017, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand and ArmaKleen for the three months ended March 31, 2017 and 2016 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes for the three months ended March 31, 2017 and March 31, 2016 respectively, are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2017	$659.7	$143.1	$74.4	$0.0	$877.2
First Quarter 2016	647.8	127.4	73.8	0.0	849.0

Income before Income Taxes(2)
First Quarter 2017	$160.9	$19.4	$7.8	$2.1	$190.2
First Quarter 2016	139.9	18.1	13.3	1.7	173.0

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.4 and $1.0 for the three months ended March 31, 2017 and March 31, 2016, respectively.

(2)	In determining Income before Income Taxes, interest expense and investment earnings were allocated among segments based upon each segment’s relative Income from Operations.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Household Products	$394.5	$388.3
Personal Care Products	265.2	259.5
Total Consumer Domestic	659.7	647.8
Total Consumer International	143.1	127.4
Total SPD	74.4	73.8
Total Consolidated Net Sales	$877.2	$849.0

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

19.	Brazilian Chemical Business

During fourth quarter of 2016, the Company decided to sell its Brazilian chemical business to focus on its Brazilian consumer business, resulting in a plant impairment charge of $4.9 recognized in the fourth quarter of 2016 based upon an expected sales price.  During the first quarter of 2017, the Company sold the business for approximately $4.5, and recorded an approximate $3.5 expense for severance and other charges for the three months ended March 31, 2017.  Sales for the Brazilian chemical business in 2016 were approximately $22.0.  Future costs associated with the sale of the Brazilian chemical business are expected to be immaterial.

20.	Subsequent Events

Share repurchase

The Company purchased approximately 2.9 million shares of Common Stock for $142.9 under the 2016 Share Repurchase Program after March 31, 2017.

Agro BioSciences, Inc. Acquisition

On May 1, 2017, the Company acquired Agro BioSciences, Inc. (“the Agro BioSciences Acquisition”), an innovator and leader in developing custom probiotic products for poultry, cattle and swine.  The total purchase price was approximately $75.0, which is subject to a working capital adjustment, and includes a payment of up to $25.0 after 3 years if certain operating performance is achieved.  Agro Biosciences annual sales were approximately $11.0 in 2016.  The acquisition was funded with short-term borrowings and will be managed in the Specialty Products Division.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	March 31, 2017	Prior Year	March 31, 2016
Net Sales	$877.2	3.3%	$849.0
Gross Profit	$399.3	5.4%	$379.0
Gross Margin	45.5%	+90 basis points	44.6%
Marketing Expenses	$90.8	(1.8%)	$92.5
Percent of Net Sales	10.3%	-60 basis points	10.9%
Selling, General & Administrative Expenses	$112.4	5.0%	$107.0
Percent of Net Sales	12.8%	+20 basis points	12.6%
Income from Operations	$196.1	9.2%	$179.5
Operating Margin	22.4%	+130 basis points	21.1%
Net income per share - Diluted	$0.51	18.6%	$0.43

Diluted Net Income per share was $0.51 as compared to $0.43 in the first quarter of 2016. During the first quarter of 2017, the Company closed on the previously announced transaction to sell its chemical business in Brazil. As a result, a pre and post- tax charge of $3.5 was recorded ($1.3 in cost of goods sold and $2.2 in selling, general and administrative expenses). This equated to $0.01 per share. Also during the quarter, the Company adopted a new accounting standard related to certain aspects of share-based payment awards to employees. This standard requires that any excess tax benefits related to share-based payment awards to employees be recorded as a reduction to income tax expense. Previously, this benefit was recorded in the stockholders’ equity section of the Balance Sheet. The amount recorded in the first quarter of 2017 as a reduction to income tax expense was $8.7 or $0.03 per share.

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

Net Sales

Net sales for the three months ended March 31, 2017 were $877.2, an increase of $28.2 or 3.3% as compared to the same period in 2016.  The components of the net sales increase are as follows:

Three Months Ended
March 31,
Net Sales - Consolidated	2017
Product volumes sold	2.7%
Pricing/Product mix	(0.4%)
Foreign exchange rate fluctuations	(0.6%)
Volume from acquired product lines (1)	1.6%
Net Sales increase	3.3%

(1)

On December 22, 2016, the Company acquired the ANUSOL and RECTINOL (the “Anusol Acquisition”) business from Johnson & Johnson, Inc.  On January 17, 2017, the Company acquired the VIVISCAL business (the “Viviscal Acquisition”) from Lifes2Good Holdings Limited. Net sales of these acquisitions are included in the Company’s results since the date of acquisition.

For the three months ended March 31, 2017, the volume change primarily reflects increased product sales in both the Consumer Domestic and Consumer International segments, with volume declines in Specialty Products (“SPD”).

Gross Profit / Gross Margin

The Company’s gross profit was $399.3 for the three months ended March 31, 2017, a $20.3 increase as compared to the same period in 2016.  Gross margin increased 90 basis points (“bps”) in the first quarter of 2017 compared to the same period in 2016, primarily associated with cost improvement projects representing 100 bps and the impact of higher margins on acquired products representing 50 bps, partially offset by a 20 bps charge associated with selling the Company’s SPD business in Brazil, higher commodity costs of 20 bps, the impact of unfavorable foreign exchange rates of 10 bps and unfavorable price/mix of 10 bps.

Operating Expenses

Marketing expenses for the three months ended March 31, 2017 were $90.8, a decrease of $1.7 or 1.8% as compared to the same period in 2016.  Marketing expenses as a percentage of net sales in the first quarter of 2017 were 10.3% as compared to 10.9% in 2016. The impact of higher sales contributed to a 40 bps reduction and the impact of lower costs contributed an additional 20 bps reduction.

Selling, general and administrative (“SG&A”) expenses were $112.4 in the three months ended March 31, 2017, an increase of $5.4 or 5.0% as compared to the same period in 2016.  The increase is due to one-time and ongoing costs associated with the Viviscal and Anusol acquisitions, higher information technology costs and costs associated with selling the Company’s SPD business in Brazil, partially offset by lower incentive compensation costs.  SG&A as a percentage of net sales increased 20 bps to 12.8% in the first quarter of 2017 as compared to 12.6% in the same period in 2016.  The increase is due to higher costs of 60 bps, partially offset by 40 bps of leverage associated with higher sales.

Other Income and Expenses

Equity in earnings of affiliates for the three months ended March 31, 2017 increased by $0.4 as compared to the same period in 2016, primarily due to profit improvement from Armand Products due to lower raw material costs.

Other expense, net for the three months ended March 31, 2017 decreased $1.5 as compared to the same period in 2016 primarily due to costs incurred in 2016 associated with the Natronx joint venture.

Interest expense for the three months ended March 31, 2017 increased $1.4 as compared to the same periods in 2016 due to a higher amount of average debt outstanding and increased borrowing costs due to an increase in short-term interest rates.

Income Taxes

The effective tax rate for the three months ended March 31, 2017 was 30.9% compared to 34.7% in the same period in 2016.  The reduction in the tax rate is primarily due to the tax benefit related to the adoption of the new accounting standard which modifies how companies account for certain aspects of share-based payment awards to employees. Previously this tax benefit was accounted for in the Company’s Stockholders’ Equity section of the Balance Sheet. Starting in 2017, the tax benefit is accounted for as a reduction of income tax expense, which represented 450 bps.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of March 31, 2017, the Company held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings of Armand and ArmaKleen for the three month periods ended March 31, 2017 and 2016 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three month period ended March 31, 2017 and March 31, 2016 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2017	$659.7	$143.1	$74.4	$0.0	$877.2
First Quarter 2016	647.8	127.4	73.8	0.0	849.0

Income before Income Taxes(2)
First Quarter 2017	$160.9	$19.4	$7.8	$2.1	$190.2
First Quarter 2016	139.9	18.1	13.3	1.7	173.0

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.4 and $1.0 for the three months ended March 31, 2017 and March 31, 2016, respectively.

(2)	In determining Income before Income Taxes, interest expense and investment earnings were allocated among the segments based upon each segment’s relative Income from Operations.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Household Products	$394.5	$388.3
Personal Care Products	265.2	259.5
Total Consumer Domestic	659.7	647.8
Total Consumer International	143.1	127.4
Total SPD	74.4	73.8
Total Consolidated Net Sales	$877.2	$849.0

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales for the three months ended March 31, 2017 were $659.7, an increase of $11.9 or 1.8% as compared to the same period in 2016.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer Domestic	2017
Product volumes sold	1.1%
Pricing/Product mix	(0.3%)
Volume from acquired product lines (1)	1.0%
Net Sales increase	1.8%
(1)	Includes net sales of the brands acquired in the Viviscal Acquisition since the date of acquisition.

The increase in net sales for the three months ended March 31, 2017, reflects higher sales of ARM & HAMMER liquid and unit dose detergents, BATISTE dry shampoo, ARM & HAMMER Baking Soda and ARM & HAMMER cat litter, partially offset by lower sales of TROJAN condoms and XTRA laundry detergent.

There continues to be significant product and price competition in the laundry detergent category.  For example, the Procter & Gamble Company markets a lower-priced line of laundry detergents that competes directly with the Company’s core value laundry detergents.  Henkel AG & Co. KGaA (“Henkel”) entered the U.S. market with Persil, its leading worldwide premium laundry detergent, and recently acquired The Sun Products Corporation (“Sun Products”), the maker of ALL, WISK and SUN laundry detergents.  These actions have increased price competition and distribution pressures in the premium and extreme value laundry categories and could adversely impact sales and market share of the OXICLEAN and XTRA laundry detergents.  The Company continues to evaluate and vigorously combat these pressures through, among other things, new product introductions, increased marketing and trade spending.

Consumer Domestic income before income taxes for the three months ended March 31, 2017 was $160.9, a $21.0 increase as compared to the same period in 2016.  The increase is due primarily to favorable commodity and manufacturing costs of $10.7, the impact of higher sales volumes of $9.9, lower marketing expenses of $3.5 and lower SG&A costs of $3.0, partially offset by unfavorable price/mix of $4.6.

Consumer International

Consumer International net sales were $143.1 for the three months ended March 31, 2017, an increase of $15.7 or 12.3% as compared to the same period in 2016.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer International	2017
Product volumes sold	13.2%
Pricing/Product mix	(1.4%)
Foreign exchange rate fluctuations / Other	(3.3%)
Volume from acquired product lines (1)	3.8%
Net Sales increase	12.3%
(1)	Includes net sales of the brands acquired in the Anusol Acquisition and the Viviscal Acquisition since the date of acquisition.

Excluding the impact of unfavorable foreign exchange rates, higher sales in the first quarter ended March 31, 2017 occurred in exports, Canada, Europe and Mexico and were attributable to the ARM & HAMMER liquid detergent brands, BATISTE, OXICLEAN and FEMFRESH.

Consumer International income before income taxes was $19.4 for the three months ended March 31, 2017, an increase of $1.3 compared to the same period in 2016 due primarily to higher volume of $13.2, partially offset by higher SG&A of $5.4, higher marketing costs of $2.8, unfavorable price/mix of $2.8 and unfavorable foreign exchange rates of $1.0.

International Pension Plan Termination

In 2016 the Company authorized the termination of international defined benefit pension plans under which approximately 336 participants, including 53 active employees, have accrued benefits.  The Company anticipates completing the termination of this plan by the end of the second quarter of 2017, once regulatory approvals are obtained.  In addition to plan assets, the Company estimates it will need to make a one-time payment of $14.0 to $20.0 ($9.0 to $14.0 after tax) to purchase annuities for participants.  The Company estimates that it will incur a one-time expense of $44.0 to $50.0 ($36.0 to $41.0 after tax) in 2017 when the plan settlement is completed.  This expense primarily includes the effect of the additional cash payment required at settlement and pension settlement accounting rules which require accelerated recognition of actuarial losses that were to be amortized over the expected benefit lives of participants.  The estimated expense is subject to change based on valuations at the actual date of settlement.  Upon the termination of these plans in 2017, the Company will have no further obligations with respect to material defined benefit pension plans.

Specialty Products (“SPD”)

SPD net sales were $74.4 for the three months ended March 31, 2017, an increase of $0.6 or 0.8% as compared to the same period in 2016.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - SPD	2017
Product volumes sold	(2.1%)
Pricing/Product mix	1.8%
Foreign exchange rate fluctuations / Other	1.1%
Net Sales increase	0.8%

The net sales increase in the first quarter of 2017 was driven primarily by improved price and volumes in the animal productivity business due to higher demand from the U.S. dairy industry as milk prices and dairy farm profitability have stabilized, partially offset by lower volumes in SPD.

SPD income before income taxes was $7.8 for the three months ended March 31, 2017, a decrease of $5.5 as compared to the same period in 2016 due primarily to higher manufacturing costs of $4.1, costs associated with the sale of the Brazilian chemical business of $3.5, and higher SG&A of $1.3, partially offset by favorable price/mix of $1.3, lower costs associated with the Natronx joint venture of $1.1, and favorable foreign exchange rates of $0.4.  Future costs associated with the sale of the Brazilian chemical business are expected to be immaterial.

Corporate

The administrative costs of the Company’s production, planning and logistics functions are included in the SG&A expenses of each operating segment and as elements of cost of sales in the Company’s Consolidated Statements of Income.  The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the first quarter of 2017 and 2016.  The Corporate segment income before income taxes was $2.1 in the first quarter of 2017, as compared to $1.7 in the same period in 2016.

Liquidity and Capital Resources

As of March 31, 2017, the Company had $139.5 in cash and cash equivalents, $200 available under an unsecured Term Loan Credit Facility which became effective March 27, 2017, approximately $414 available through the revolving facility under its principal credit agreement (the “Credit Agreement”) and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $600.0, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement.  To preserve its liquidity, the Company invests its cash primarily in government money market funds and short term bank deposits.

The current economic environment presents risks that could have adverse consequences for the Company’s liquidity.  (See “Unfavorable economic conditions could adversely affect demand for the Company’s products” under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”.)  The Company does not anticipate that current economic conditions will adversely affect its ability to comply with the financial covenant in the Credit Agreement because the Company currently is, and anticipates that it will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

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

In connection with the Company’s share repurchase program authorized by the Board in November 2016 (the “2016 Share Repurchase Program”) and its evergreen repurchase program, the Company purchased approximately 3.1 million shares in the first quarter of 2017 at a cost of approximately $157.1, of which approximately $125.0 was purchased under the evergreen share repurchase program and $32.1 was purchased under the 2016 Share Repurchase Program.  The Company will continue its evergreen share repurchase program.

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be a total of approximately $50.0 in 2017, fund its share repurchase programs to the extent implemented by management and pay dividends at the latest approved rate.  Cash, together with the Company’s current borrowing capacity, may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.  The Company does not have any mandatory fixed rate debt principal payments in 2017.

Cash Flow Analysis

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net cash provided by operating activities	$131.5	$177.8
Net cash used in investing activities	$(159.3)	$(184.1)
Net cash used in financing activities	$(24.4)	$(136.1)

Net Cash Provided by Operating Activities – The Company’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  The Company’s net cash provided by operating activities in the three months ended March 31, 2017 decreased by $46.3 to $131.5 as compared to $177.8 in the same period in 2016 due to an increase in working capital, partially offset by higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges).  The change in working capital is primarily due to a larger decrease in accounts payable and accrued expenses due to higher deferred compensation, incentive compensation and profit sharing payments of approximately $25.0, and larger increases in inventory and accounts receivable. However, the Company measures working capital effectiveness based on its cash conversion cycle.  The following table presents the Company’s cash conversion cycle information for the three months ended March 31, 2017 and 2016:

	As of
	March 31, 2017	March 31, 2016	Change
Days of sales outstanding in accounts receivable ("DSO")	30	29	1
Days of inventory outstanding ("DIO")	51	54	(3)
Days of accounts payable outstanding ("DPO")	64	57	(7)
Cash conversion cycle	17	26	(9)

The Company's cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a 2 period average method, improved 9 days from the prior year amount of 26 days to 17 days at March 31, 2017 due primarily to improved DPO of 7 days as the Company continues to extend payment terms with its suppliers. DIO improved 3 days from 54 to 51 days, offset by DSO which increased 1 day from 29 to 30 days.  The improvement in the Company's cash conversion cycle reflects the Company's continued focus on reducing its average working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2017 was $159.3, primarily reflecting $160.3 for the Viviscal Acquisition and $2.8 for property, plant and equipment expenditures, partially offset by $4.5 of cash proceeds from the sale of the Brazil chemical business.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2017 was $24.4, primarily reflecting $157.1 of repurchases of the Company’s Common Stock, $48.4 of cash dividend payments, and $3.4 of short term debt repayments at an international subsidiary, partially offset by of $162.2 of commercial paper borrowings, and $22.7 of proceeds from stock option exercises.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  Our exposure to market risk has not changed materially since December 31, 2016.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of competitive laundry detergent products, including unit dose laundry detergent; the impact of foreign exchange and commodity price fluctuations; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; pension settlement charges; the Company’s share repurchase programs and the Company’s effective tax rate. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition, including The Procter & Gamble Company’s participation in the value laundry detergent category and Henkel AG & Co. KGaA's ("Henkel") entry into the U.S. premium laundry detergent category; Henkel’s acquisition of The Sun Products Co., Inc.; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; issues relating to the Company’s information technology and controls; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

General

In addition to the matters described below, from time to time in the ordinary course of its business, the Company is the subject of, or party to, various pending or threatened legal, regulatory or governmental actions.  Such proceedings are generally subject to considerable uncertainty, and their outcomes, and any related damages, may not be reasonably predictable or estimable.  While any such proceedings could result in an adverse outcome for the Company, any such adverse outcome is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

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

In connection with this matter, the Company has reserved an amount that is immaterial.  However, it is reasonably possible that the Company may ultimately be required to pay all or substantially all of the damages and other amounts sought by Plaintiff.  It is not currently possible to more precisely estimate the amount or range of any amounts that the Company may be required to pay in excess of the reserved amount because expert discovery with respect to damages is not sufficiently advanced and the outcome thereof is uncertain.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Form 10-K, which could materially affect the Company’s business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs.  The following table contains information for shares repurchased during the first quarter of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs(2)
1/1/2017 to 1/31/2017	0	0	0	$300,000,000
2/1/2017 to 2/28/2017	0	0	0	$300,000,000
3/1/2017 to 3/31/2017	3,136,713	$50.09	3,136,713	$267,877,838
Total	3,136,713	$50.09	3,136,713

 (1) Average price paid per share in the period includes commission.

(2)  In the first quarter of 2017, the Company purchased 3.1 million shares for $157.1, of which approximately $125.0 was purchased under the evergreen share repurchase program and approximately $32.1 was purchased under the 2016 Share Repurchase Program.  The evergreen share repurchase program has no specified cap and therefore is not reflected in this column.

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

	(10.1)

Credit Agreement dated March 27, 2017, among Church & Dwight Co., Inc., each of the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and a lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2017.

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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016, (iii) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2017 and March 31, 2016 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 4, 2017	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	May 4, 2017	/s/ Steven J. Katz
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

	(10.1)

Credit Agreement dated March 27, 2017, among Church & Dwight Co., Inc., each of the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and a lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2017.

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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016, (iii) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2017 and March 31, 2016 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.