Form 10-Q
period 2017-06-30
CHURCH & DWIGHT CO INC /DE/
filed 2017-08-03
CIK 313927

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

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

As of August 1, 2017, there were 249,509,049 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	28

1A.	Risk Factors	28

2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

6.	Exhibits	30

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net Sales	$898.0	$877.4	$1,775.2	$1,726.4
Cost of sales	487.6	469.4	965.5	939.4
Gross Profit	410.4	408.0	809.7	787.0
Marketing expenses	130.9	120.2	221.7	212.7
Selling, general and administrative expenses	156.3	112.5	268.7	219.5
Income from Operations	123.2	175.3	319.3	354.8
Equity in earnings of affiliates	3.1	2.5	5.2	4.2
Investment earnings	0.3	0.4	0.7	0.7
Other income (expense), net	(0.5)	(0.1)	(0.7)	(1.8)
Interest expense	(9.3)	(7.1)	(17.5)	(13.9)
Income before Income Taxes	116.8	171.0	307.0	344.0
Income taxes	43.9	59.4	102.6	119.4
Net Income	$72.9	$111.6	$204.4	$224.6

Weighted average shares outstanding - Basic	249.8	257.0	252.0	258.0
Weighted average shares outstanding - Diluted	255.6	261.9	257.7	262.8
Net income per share - Basic	$0.29	$0.43	$0.81	$0.87
Net income per share - Diluted	$0.29	$0.43	$0.79	$0.85
Cash dividends per share	$0.19	$0.18	$0.38	$0.355

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net Income	$72.9	$111.6	$204.4	$224.6
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	6.7	(6.5)	14.6	3.4
Defined benefit plan adjustments gain (loss)	11.9	0.0	11.9	0.0
Income (loss) from derivative agreements	(3.4)	(0.8)	(4.0)	(7.5)
Other comprehensive income (loss)	15.2	(7.3)	22.5	(4.1)
Comprehensive income	$88.1	$104.3	$226.9	$220.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	June 30,	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$237.6	$187.8
Accounts receivable, less allowances of $1.9 and $2.1	303.8	287.0
Inventories	292.3	258.2
Other current assets	43.5	23.8
Total Current Assets	877.2	756.8

Property, Plant and Equipment, Net	573.2	588.6
Equity Investment in Affiliates	9.5	8.5
Trade Names and Other Intangibles, Net	1,561.8	1,431.8
Goodwill	1,534.7	1,444.1
Other Assets	110.6	124.3
Total Assets	$4,667.0	$4,354.1

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$629.3	$426.8
Accounts payable and accrued expenses	581.6	568.9
Income taxes payable	0.8	6.2
Total Current Liabilities	1,211.7	1,001.9

Long-term Debt	894.1	693.4
Deferred Income Taxes	524.7	512.2
Deferred and Other Long-term Liabilities	188.2	168.7
Total Liabilities	2,818.7	2,376.2

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of June 30, 2017	292.8	292.8
Additional paid-in capital	258.1	251.4
Retained earnings	3,034.7	2,926.0
Accumulated other comprehensive loss	(41.3)	(63.8)
Common stock in treasury, at cost: 43,571,217 shares in 2017 and 38,892,165 shares in 2016	(1,696.0)	(1,428.5)
Total Stockholders' Equity	1,848.3	1,977.9
Total Liabilities and Stockholders’ Equity	$4,667.0	$4,354.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2017	2016
Cash Flow From Operating Activities
Net Income	$204.4	$224.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	29.7	30.7
Amortization expense	29.5	23.7
Deferred income taxes	11.3	14.2
Equity in net earnings of affiliates	(5.2)	(4.2)
Distributions from unconsolidated affiliates	4.3	3.4
Non-cash compensation expense	12.3	12.3
Non-cash pension settlement charge	31.7	0.0
Other	(0.4)	1.2
Change in assets and liabilities:
Accounts receivable	(6.8)	0.3
Inventories	(30.1)	(9.3)
Other current assets	(10.4)	(1.9)
Accounts payable and accrued expenses	(14.2)	20.1
Income taxes payable	(10.7)	0.2
Excess tax benefit on stock options exercised	0.0	(18.2)
Other operating assets and liabilities, net	3.9	(0.6)
Net Cash Provided By Operating Activities	249.3	296.5
Cash Flow From Investing Activities
Additions to property, plant and equipment	(10.4)	(17.8)
Acquisitions	(235.3)	(175.5)
Other	3.4	(0.3)
Net Cash Used In Investing Activities	(242.3)	(193.6)
Cash Flow From Financing Activities
Long-term debt borrowings	200.0	0.0
Short-term debt borrowings (repayments)	202.6	23.8
Proceeds from stock options exercised	27.3	29.4
Excess tax benefit on stock options exercised	0.0	18.2
Payment of cash dividends	(95.7)	(91.7)
Purchase of treasury stock	(300.0)	(200.0)
Other	(1.0)	(5.3)
Net Cash Provided By (Used In) Financing Activities	33.2	(225.6)
Effect of exchange rate changes on cash and cash equivalents	9.6	3.5
Net Change In Cash and Cash Equivalents	49.8	(119.2)
Cash and Cash Equivalents at Beginning of Period	187.8	330.0
Cash and Cash Equivalents at End of Period	$237.6	$210.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2017	2016
Cash paid during the year for:
Interest (net of amounts capitalized)	$16.8	$13.0
Income taxes	$102.0	$104.8
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$5.3	$4.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2015	292.8	(32.8)	$292.8	$230.0	$2,650.0	$(45.9)	$(1,103.7)	$2,023.2
Net income	0.0	0.0	0.0	0.0	224.6	0.0	0.0	224.6
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(4.1)	0.0	(4.1)
Cash dividends	0.0	0.0	0.0	0.0	(91.7)	0.0	0.0	(91.7)
Stock purchases	0.0	(4.4)	0.0	0.0	0.0	0.0	(200.0)	(200.0)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $18.2	0.0	1.6	0.0	13.4	0.0	0.0	46.5	59.9
June 30, 2016	292.8	(35.6)	$292.8	$243.4	$2,782.9	$(50.0)	$(1,257.2)	$2,011.9

December 31, 2016	292.8	(38.9)	$292.8	$251.4	$2,926.0	$(63.8)	$(1,428.5)	$1,977.9
Net income	0.0	0.0	0.0	0.0	204.4	0.0	0.0	204.4
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	22.5	0.0	22.5
Cash dividends	0.0	0.0	0.0	0.0	(95.7)	0.0	0.0	(95.7)
Stock purchases	0.0	(6.0)	0.0	0.0	0.0	0.0	(300.0)	(300.0)
Stock based compensation expense and stock option plan transactions	0.0	1.3	0.0	6.7	0.0	0.0	32.5	39.2
June 30, 2017	292.8	(43.6)	$292.8	$258.1	$3,034.7	$(41.3)	$(1,696.0)	$1,848.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except per share data)

1.	Basis of Presentation

The condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2017 and June 30, 2016, and the condensed consolidated statements of cash flow and stockholders’ equity for the six months ended June 30, 2017 and June 30, 2016 have been prepared by Church & Dwight Co., Inc. (the “Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2017 and results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”).  The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

On August 4, 2016, the Company announced a two-for-one stock split of the Company’s common stock (“Common Stock”). The stock split was structured in the form of a 100% stock dividend, payable on September 1, 2016 to stockholders of record as of August 15, 2016. All applicable amounts in the condensed consolidated financial statements and related disclosures have been retroactively adjusted to reflect the stock split.  On May 8, 2017, the Company amended its Restated Certificate of Incorporation to increase its authorized shares of common stock to 600,000,000 from 300,000,000 at December 31, 2016.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that makes modifications to how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the classification of excess tax benefits in the statement of cash flows.  The Company prospectively adopted the standard in the first quarter of 2017.  The adoption resulted in excess tax benefits of $11.1 or $0.04 per share recorded in the provision for income taxes rather than in the Company’s Stockholders’ Equity Section of the Balance Sheet and an increase to both net cash provided by operating activities and net cash used in financing activities of $11.1 million for the six months ended June 30, 2017. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share, which did not have a material impact on our diluted earnings per share for the three and six months ended June 30, 2017.  The Company has also elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

The Company incurred research and development expenses in the second quarter of 2017 and 2016 of $16.0 and $16.1, respectively.  The Company incurred research and development expenses in the first six months of 2017 and 2016 of $30.1 and $30.5, respectively.  These expenses are included in selling, general and administrative expenses.

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

3.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2017	2016
Raw materials and supplies	$74.9	$69.8
Work in process	32.9	28.8
Finished goods	184.5	159.6
Total	$292.3	$258.2

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	June 30,	December 31,
	2017	2016
Land	$25.1	$25.1
Buildings and improvements	290.1	284.7
Machinery and equipment	693.0	680.1
Software	91.0	90.4
Office equipment and other assets	63.3	60.8
Construction in progress	18.2	24.2
Gross PP&E	1,180.7	1,165.3
Less accumulated depreciation and amortization	607.5	576.7
Net PP&E	$573.2	$588.6

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Depreciation and amortization on PP&E	$14.9	$14.7	$29.7	$30.7

5.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding - basic	249.8	257.0	252.0	258.0
Dilutive effect of stock options	5.8	4.9	5.7	4.8
Weighted average common shares outstanding - diluted	255.6	261.9	257.7	262.8
Antidilutive stock options outstanding	2.5	1.3	3.1	2.1

6.	Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2016	16.0	$30.06
Granted	1.8	53.57
Exercised	(1.3)	21.64
Cancelled	(0.1)	42.59
Outstanding at June 30, 2017	16.4	$33.17	6.1	$310.2
Exercisable at June 30, 2017	10.5	$25.35	4.6	$278.1

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Intrinsic Value of Stock Options Exercised	$7.5	$31.1	$34.7	$55.3
Stock Compensation Expense Related to Stock Option Awards	$9.0	$5.7	$10.7	$11.2
Issued Stock Options	1.8	1.3	1.8	2.0
Weighted Average Fair Value of Stock Options issued (per share)	$9.70	$8.06	$9.67	$7.58
Fair Value of Stock Options Issued	$17.1	$10.2	$17.5	$15.2

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Risk-free interest rate	2.1%	1.5%	2.1%	1.7%
Expected life in years	7.2	7.0	7.2	6.8
Expected volatility	16.9%	17.1%	16.9%	17.0%
Dividend yield	1.4%	1.4%	1.4%	1.5%

7.	Share Repurchases

On November 2, 2016, the Board authorized a new share repurchase program, under which the Company may repurchase up to $500.0 million in shares of Common Stock (the “2016 Share Repurchase Program”).  The 2016 Share Repurchase Program does not have an expiration and replaced the 2015 Share Repurchase Program.  The Company also continued its evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

In the six months ended June 30, 2017, the Company purchased approximately 6.0 million shares of Common Stock for $300.0, of which approximately $125.0 was purchased under the evergreen share repurchase program and $175.0 was purchased under the 2016 Share Repurchase Program.  As a result of the Company’s purchases, there remained $125.0 of share repurchase availability under the 2016 Share Repurchase Program as of June 30, 2017.

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at June 30, 2017 and December 31, 2016:

		June 30, 2017		December 31, 2016
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$104.1	$104.1	$72.4	$72.4
Financial Liabilities:
Short-term borrowings	Level 2	629.3	629.3	426.8	426.8
2.875% Senior notes due October 1, 2022	Level 2	399.8	404.0	399.8	396.9
2.45% Senior notes due December 15, 2019	Level 2	299.9	303.1	299.9	302.0
Variable term loan due September 27, 2018	Level 2	200.0	200.0	0.0	0.0
Contingent consideration	Level 3	17.8	17.8	0.0	0.0
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	0.0	0.0	0.2	0.2

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the six months ended June 30, 2017.

Refer to Note 2 in the Form 10-K for the year ended December 31, 2016 for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed Consolidated Balance Sheets.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of June 30, 2017 and December 31, 2016.

9.	Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of Common Stock and commodity prices expose the Company to market risk.  The Company manages these risks through the use of derivative instruments, such as cash flow and fair value hedges, diesel hedge contracts, equity derivatives and foreign exchange forward contracts.  The Company does not use derivatives for trading or speculative purposes.  Refer to Note 3 in the Form 10-K for a discussion of each of the Company’s derivative instruments in effect as of December 31, 2016.

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments
Foreign exchange contracts	$111.3	$94.1
Interest rate swap	$300.0	$300.0
Interest rate lock agreements(1)	$400.0	$0.0
Diesel fuel contracts	5.5 gallons	2.0 gallons
Derivatives not designated as hedging instruments
Foreign exchange contracts	$0.0	$1.8
Equity derivatives	$23.2	$34.4

(1)

The Company entered into interest rate lock agreements in the second quarter of 2017 to effectively hedge the interest rate risk of the 10-year Senior Notes issued on July 25, 2017.  These agreements have been designated as cash flow hedges on the semi-annual interest payments of the 10-year Senior Notes and the fair value is reflected within Other Current Assets with an offsetting amount recorded in other comprehensive income (“OCI”), net of tax.  The resulting gain or loss will be amortized and reclassified to interest expense over the life of the 10-year Senior Notes.  See Note 20 for further details on the Senior Notes issued July 25, 2017.

The fair values and amount of gain (loss) recognized in income and OCI associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements.

10.	Acquisitions

On May 1, 2017, the Company acquired Agro BioSciences, Inc. (the “Agro Acquisition”), an innovator and leader in developing custom probiotic products for poultry, cattle and swine.  The total purchase price was approximately $75.0, which is subject to a working capital adjustment, and an additional payment of up to $25.0 after 3 years based on sales performance. Agro BioSciences, Inc.’s annual sales were approximately $11.0 in 2016.  The acquisition was funded with short-term borrowings and is managed in the Specialty Products Division (“SPD”) segment.

The preliminary fair values of the net assets acquired are set forth as follows:

Agro
Acquisition Date
Preliminary
Fair Value
Inventory and other assets	$2.4
Trade names and other intangibles	37.0
Goodwill	53.4
Long-term liabilities	(17.8)
Cash purchase price (net of cash acquired)	$75.0

The life of the amortizable intangible assets recognized from the Agro Acquisition ranges from 5 - 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.

On January 17, 2017, the Company acquired the VIVISCAL business (“VIVISCAL”) from Lifes2Good Holdings Limited for $160.3 (the “Viviscal Acquisition”).  VIVISCAL is a leading hair care supplement brand both in the U.S. and the U.K. with global annual sales of $44.0 in 2016.  The VIVISCAL brand is complementary to the Company’s global BATISTE dry shampoo and TOPPIK hair care business. The Viviscal Acquisition was funded with short-term borrowings and is managed in the Consumer Domestic and Consumer International segments.

The preliminary fair values of the net assets acquired are set forth as follows:

Viviscal
Acquisition Date
Preliminary
Fair Value
Inventory and other working capital	$10.3
Trade names and other intangibles	119.6
Goodwill	36.9
Current liabilities	(6.5)
Cash purchase price (net of cash acquired)	$160.3

The life of the amortizable intangible assets recognized from the Viviscal Acquisition ranges from 15 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.

The fair values of the assets and liabilities of the acquisitions above are considered preliminary as the purchase price allocations are not finalized.

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	June 30, 2017				December 31, 2016
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$553.9	$(130.3)	$423.6	3-20	$442.6	$(115.0)	$327.6
Customer Relationships	412.2	(176.1)	236.1	15-20	384.4	(164.2)	220.2
Patents/Formulas	87.6	(47.3)	40.3	4-20	68.7	(45.4)	23.3
Non Compete Agreement	1.8	(1.6)	0.2	5-10	1.8	(1.6)	0.2
Total	$1,055.5	$(355.3)	$700.2		$897.5	$(326.2)	$571.3

Indefinite lived intangible assets - Carrying value

	June 30,	December 31,
	2017	2016
Trade Names	$861.6	$860.5

Intangible amortization expense was $14.4 and $11.1 for the second quarter of 2017 and 2016, respectively.  Intangible amortization expense amounted to $28.3 and $22.4 for the first six months of 2017 and 2016, respectively.  The Company estimates that intangible amortization expense related to amortizable intangible assets held as of June 30, 2017 will be approximately $58.0 in 2017, reducing to $52.0 annually over the next five years.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2016	$1,280.1	$113.9	$50.1	$1,444.1
VIVISCAL acquired goodwill	25.8	11.1	0.0	36.9
AGRO acquired goodwill	0.0	0.0	53.4	53.4
Other	0.0	0.3	0.0	0.3
Balance at June 30, 2017	$1,305.9	$125.3	$103.5	$1,534.7

VIVISCAL and AGRO acquired goodwill is deductible for U.S. tax purposes.  In connection with its annual goodwill impairment test, performed in the beginning of the second quarter of 2017, the Company determined that the estimated fair value substantially exceeded the carrying values of all reporting units.

12.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2017	2016
Trade accounts payable	$375.0	$331.6
Accrued marketing and promotion costs	100.7	82.0
Accrued wages and related benefit costs	38.8	73.2
Other accrued current liabilities	67.1	82.1
Total	$581.6	$568.9

13.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	June 30,	December 31,
	2017	2016
Short-term borrowings
Commercial paper issuances	$627.2	$420.0
Various debt due to international banks	2.1	6.8
Total short-term borrowings	$629.3	$426.8

Long-term debt
2.875% Senior notes due October 1, 2022	$400.0	$400.0
Less: Discount	(0.2)	(0.2)
2.45% Senior notes due December 15, 2019	300.0	300.0
Less: Discount	(0.1)	(0.1)
Variable term loan due September 27, 2018	200.0	0.0
Debt issuance costs, net	(5.6)	(6.5)
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	0.0	0.2
Net long-term debt	$894.1	$693.4

On April 3, 2017, the Company’s $200.0 variable term loan facility due September 27, 2018 was drawn upon in full to improve liquidity and to pay a portion of the outstanding commercial paper. This $200.0 variable term loan was repaid with a portion of the proceeds from the Company’s underwritten public offering totaling $1,425.0 on July 25, 2017.  See Note 20 for further details.

14.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2015	$(38.5)	$(11.5)	$4.1	$(45.9)
Other comprehensive income (loss) before reclassifications	3.4	0.0	(9.5)	(6.1)
Amounts reclassified to consolidated statement of income	0.0	0.0	(0.3)	(0.3)
Tax benefit (expense)	0.0	0.0	2.3	2.3
Other comprehensive income (loss)	3.4	0.0	(7.5)	(4.1)
Balance at June 30, 2016	$(35.1)	$(11.5)	$(3.4)	$(50.0)

Balance at December 31, 2016	$(50.0)	$(13.2)	$(0.6)	$(63.8)
Other comprehensive income (loss) before reclassifications	14.6	2.2	(6.2)	10.6
Amounts reclassified to consolidated statement of income (a) (b)	0.0	11.9	0.3	12.2
Tax benefit (expense)	0.0	(2.2)	1.9	(0.3)
Other comprehensive income (loss)	14.6	11.9	(4.0)	22.5
Balance at June 30, 2017	$(35.4)	$(1.3)	$(4.6)	$(41.3)

(a)	In connection with the termination of international defined benefit pension plans, $11.9 was reclassified to SG&A. All other amounts were reclassified to Cost of Sales.
(b)	The Company reclassified a loss of $12.1 and a loss of $0.2 to the consolidated statement of income during the three months ended June 30, 2017 and 2016, respectively.

15.Benefit Plans

In 2016, the Company authorized the termination of international defined benefit pension plans under which approximately 336 participants, including 53 active employees, had accrued benefits.  The Company completed the termination of this plan in the second quarter of 2017.  In addition to plan assets, the Company made a one-time payment of $7.5 to purchase annuities for participants.  The Company recorded a one-time SG&A expense of $39.2 ($31.5 after tax) in the Consumer International segment.  This expense primarily included the effect of the additional cash payment required at settlement and pension settlement accounting rules which require accelerated recognition of actuarial losses that were to be amortized over the expected benefit lives of participants.  As of June 30, 2017, the Company has no further obligations with respect to material defined benefit pension plans.

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

b. As of June 30, 2017, the Company had commitments of approximately $242.5.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of June 30, 2017, the Company had various guarantees and letters of credit totaling $6.6.

 Legal proceedings

d. The Company has been named as a defendant in a breach of contract action filed by Scantibodies Laboratory, Inc. (the “Plaintiff”) on April 1, 2014 in the U.S. District Court for the Southern District of New York.

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

e. In addition, in conjunction with the Company’s acquisition and divestiture activities, the Company entered into select guarantees and indemnifications of performance with respect to the fulfillment of the Company’s commitments under applicable purchase and sale agreements.  The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract.  Representations and warranties that survive the closing date generally survive for periods up to five years or the expiration of the applicable statutes of limitations.  Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions.  With respect to sale transactions, the Company also routinely enters into non-competition agreements for varying periods of time.  Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on the Company’s financial condition, results of operations and cash flows.

f. In addition to the matters described above, from time to time in the ordinary course of its business the Company is the subject of, or party to, various pending or threatened legal, regulatory or governmental actions or other proceedings, including, without limitation, those relating to, intellectual property, commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance related matters.  Such proceedings are generally subject to considerable uncertainty and their outcomes, and any related damages, may not be reasonably predictable or estimable.   While any such proceedings could result in an adverse outcome for the Company, any such adverse outcome is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

17.	Related Party Transactions

The following summarizes the balances and transactions between the Company and each of (i) Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest, and (ii) Natronx, in which the Company holds a one-third ownership interest:

	Armand		ArmaKleen		Natronx
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016	2017	2016
Purchases by Company	$10.0	$10.0	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.6	$0.6	$0.0	$0.8
Outstanding Accounts Receivable	$0.4	$0.5	$0.8	$0.6	$0.0	$0.1
Outstanding Accounts Payable	$2.3	$2.3	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.2	$1.2	$1.0	$1.0	$0.0	$0.3

(1) Billed by Company and recorded as a reduction of selling, general and administrative expenses.

18.	Segments

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

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of June 30, 2017, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand and ArmaKleen for the three and six months ended June 30, 2017 and 2016 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes  are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Second Quarter 2017	$678.2	$145.1	$74.7	$0.0	$898.0
Second Quarter 2016	669.8	136.4	71.2	0.0	877.4
First Six Months of 2017	$1,337.9	$288.2	$149.1	$0.0	$1,775.2
First Six Months of 2016	1,317.6	263.8	145.0	0.0	1,726.4

Income before Income Taxes(2)
Second Quarter 2017(3)	$123.7	$(23.7)	$13.7	$3.1	$116.8
Second Quarter 2016	141.6	16.2	10.7	2.5	171.0
First Six Months of 2017(3)	$284.6	$(4.3)	$21.5	$5.2	$307.0
First Six Months of 2016	281.5	34.3	24.0	4.2	344.0

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.3 and $1.0 for the three months ended June 30, 2017 and June 30, 2016, respectively, and were $2.7 and $2.0 for the six months ended June 30, 2017 and June 30, 2016, respectively.

(2)	In determining Income before Income Taxes, interest expense and investment earnings were allocated among segments based upon each segment’s relative Income from Operations.
(3)	Includes a pension settlement charge of $39.2 recorded in Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Household Products	$410.8	$397.8	$805.3	$786.1
Personal Care Products	267.4	272.0	532.6	531.5
Total Consumer Domestic	678.2	669.8	1,337.9	1,317.6
Total Consumer International	145.1	136.4	288.2	263.8
Total SPD	74.7	71.2	149.1	145.0
Total Consolidated Net Sales	$898.0	$877.4	$1,775.2	$1,726.4

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

19.	Brazilian Chemical Business

During the fourth quarter of 2016, the Company decided to sell its Brazilian chemical business, resulting in a plant impairment charge of $4.9 recognized in the fourth quarter of 2016 based upon an expected sales price.  During the first quarter of 2017, the Company sold the business for approximately $4.5, and recorded an approximate $3.5 expense for severance and other charges for the three months ended March 31, 2017.  Sales for the Brazilian chemical business in 2016 were approximately $22.0.  Future costs associated with the sale of the Brazilian chemical business are expected to be immaterial.

20.	Subsequent Events

Water Pik, Inc. Acquisition

On July 17, 2017, the Company entered into a Stock Purchase Agreement (the “Agreement”) with PIK Holdings, Inc. (“Waterpik”), the stockholders of Waterpik (the “Company Stockholders”) and MidOcean Partners III, L.P. in its capacity as a Company Stockholder and as the representative of the Company Stockholders (the “Representative”), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of capital stock of Waterpik (the “Waterpik Acquisition”).  Waterpik is a water-jet technology company that designs and sells both oral water flossers and replacement showerheads.  Pursuant to the terms of the Agreement, the total purchase price of Waterpik’s outstanding shares of capital stock, which is subject to adjustments based on the closing working capital of Waterpik and its subsidiaries, is estimated to be $1,033.0.

The closing of the Waterpik Acquisition is expected to occur in the third quarter of 2017 and is subject to customary closing conditions, as set forth in the Agreement filed by the Company as an exhibit to its Current Report on Form 8-K on July 17, 2017. The closing of the Waterpik Acquisition is not subject to any financing condition. The Agreement contains certain customary pre-closing covenants and certain customary termination rights, including the right of either the Company or the Representative to terminate the Agreement if the Waterpik Acquisition is not consummated on or before October 16, 2017.

Waterpik’s annual sales were approximately $265.0 for the trailing twelve months through June 30, 2017.  The Company expects that Waterpik will be managed by the Consumer Domestic and Consumer International segments.

Debt for Acquisition

The Company will finance the acquisition of Waterpik with a portion of the proceeds from an underwritten public offering of  $1,425.0, aggregate principal amount of senior notes completed on July 25, 2017, consisting of $300.0 aggregate principal amount of Floating Rate Senior Notes due 2019, $300.0 aggregate principal amount of 2.450% Senior Notes due 2022, $425.0 aggregate principal amount of 3.150% Senior Notes due 2027 and $400.0 aggregate principal amount of 3.950% Senior Notes due 2047.  The remaining proceeds were used to pay down in its entirety and terminate the Company’s $200.0 term loan and to repay a portion of the Company’s outstanding commercial paper borrowings.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Recent Developments

Water Pik, Inc. Acquisition

On July 17, 2017, the Company entered into a stock purchase agreement to acquire Water Pik, Inc. (“Waterpik”), the market leader in water-jet technology in both oral water flossers and replacement showerheads.  The total purchase price, which is subject to adjustments based on the closing working capital of Waterpik and its subsidiaries, is estimated to be $1,033.0.  Waterpik’s annual sales were approximately $265.0 for the trailing twelve months through June 30, 2017.  The Company will finance the acquisition with the proceeds of an underwritten public offering of $1.425.0 aggregate principal amount of senior notes that was completed on July 25, 2017.  Waterpik will be managed by the Consumer Domestic and Consumer International segments.  Refer to Note 20 of the condensed consolidated financial statements for the period ended June 30, 2017 included in this Form 10-Q and our Current Report on Form 8-K filed on July 17, 2017 for additional information with respect to the acquisition of Waterpik.

International Pension Plan Termination

In 2016 the Company authorized the termination of international defined benefit pension plans under which approximately 336 participants, including 53 active employees, had accrued benefits.  The Company completed the termination of this plan in the second quarter of 2017.  In addition to plan assets, the Company made a one-time payment of $7.5 to purchase annuities for participants.  The Company recorded a one-time SG&A expense of $39.2 ($31.5 after tax) in the Consumer International segment.  This expense primarily included the effect of the additional cash payment required at settlement and pension settlement accounting rules which require accelerated recognition of actuarial losses that were to be amortized over the expected benefit lives of participants.  As of June 30, 2017, the Company has no further obligations with respect to material defined benefit pension plans.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	June 30, 2017	Prior Year	June 30, 2016
Net Sales	$898.0	2.3%	$877.4
Gross Profit	$410.4	0.6%	$408.0
Gross Margin	45.7%	-80 basis points	46.5%
Marketing Expenses	$130.9	8.9%	$120.2
Percent of Net Sales	14.6%	+90 basis points	13.7%
Selling, General & Administrative Expenses	$156.3	38.9%	$112.5
Percent of Net Sales	17.4%	+460 basis points	12.8%
Income from Operations	$123.2	-29.7%	$175.3
Operating Margin	13.7%	-630 basis points	20.0%
Net income per share - Diluted	$0.29	-32.6%	$0.43

	Six Months Ended	Change vs.	Six Months Ended
	June 30, 2017	Prior Year	June 30, 2016
Net Sales	$1,775.2	2.8%	$1,726.4
Gross Profit	$809.7	2.9%	$787.0
Gross Margin	45.6%	0 basis points	45.6%
Marketing Expenses	$221.7	4.2%	$212.7
Percent of Net Sales	12.5%	+20 basis points	12.3%
Selling, General & Administrative Expenses	$268.7	22.4%	$219.5
Percent of Net Sales	15.1%	+240 basis points	12.7%
Income from Operations	$319.3	-10.0%	$354.8
Operating Margin	18.0%	-260 basis points	20.6%
Net income per share - Diluted	$0.79	-7.1%	$0.85

Diluted Net Income per share was $0.29 in the second quarter of 2017 as compared to $0.43 in the same period in 2016.  Diluted Net Income per share was $0.79 in the first six months of 2017 as compared to $0.85 in the same period in 2016.  In the second quarter of 2017, the Company settled an international defined benefit plan, resulting in a pre-tax charge recorded in selling, general and administrative expenses of $39.2 ($31.5 after tax or $0.12 per share).  During the first quarter of 2017, the Company closed the previously announced sale of its chemical business in Brazil.  As a result, a pre and post- tax charge of $3.5 was recorded ($1.3 in cost of goods sold and $2.2 in selling, general and administrative expenses).  This equated to $0.01 per share.  Also during the first quarter, the Company adopted a new accounting standard related to certain aspects of share-based payment awards to employees.  This standard requires that any excess tax benefits related to share-based payment awards to employees be recorded as a reduction to income tax expense.  Previously, this benefit was recorded in the stockholders’ equity section of the Balance Sheet.  The amount recorded in the three and six months ended June 30, 2017 as a reduction to income tax expense was $2.4 ($0.01 per share) and $11.1 ($0.04 per share), respectively.

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

Net Sales

Net sales for the quarter ended June 30, 2017 were $898.0, an increase of $20.6 or 2.3% as compared to the same period in 2016.  Net sales for the six months ended June 30, 2017 were $1,775.2, an increase of $48.8 or 2.8% over the comparable six month period of 2016.  The components of the net sales increase are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consolidated	2017	2017
Product volumes sold	6.2%	4.5%
Pricing/Product mix	(4.4%)	(2.4%)
Foreign exchange rate fluctuations	(0.6%)	(0.6%)
Volume from acquired product lines (net of divestiture) (1)	1.1%	1.3%
Net Sales increase	2.3%	2.8%

(1)

On December 22, 2016, the Company acquired the ANUSOL and RECTINOL business (the “Anusol Acquisition”) from Johnson & Johnson, Inc.  On January 17, 2017, the Company acquired the VIVISCAL business (the “Viviscal Acquisition”) from Lifes2Good Holdings Limited. On May 1, 2017, the Company acquired Agro BioSciences, Inc. (the “Agro Acquisition”).  Net sales of these acquisitions are included in the Company’s results since the date of acquisition.  In March 2017, the Company sold its chemical business in Brazil.

For the three months and six months ended June 30, 2017, the volume change reflects increased product sales in all three segments.

Gross Profit / Gross Margin

The Company’s gross profit was $410.4 for the quarter ended June 30, 2017, a $2.4 increase as compared to the same period in 2016.  Gross margin decreased 80 basis points (“bps”) in the second quarter of 2017 compared to the same period in 2016, primarily due to unfavorable price/mix of 250 bps (primarily due to promotion and coupon costs), higher commodity costs of 30 bps, and the impact of unfavorable foreign exchange rates of 10 bps, partially offset by the impact of higher margins on acquired businesses representing 80 bps, favorable volume of 70 bps and cost improvement projects representing 60 bps.  Gross profit was $809.7 for the six months ended June 30, 2017, a $22.7 increase compared to the same period of 2016.  Gross margin for the first six months of 2017 and 2016 was 45.6%.  Gross margin remained consistent for the first six months of 2017 compared to the same period in 2016, primarily due to unfavorable price/mix of 150 bps (primarily due to promotion and coupon costs), higher commodity costs of 30 bps, and the impact of unfavorable foreign exchange rates of 10 bps, partially offset by the impact of higher margins on acquired businesses representing 70 bps, favorable volume of 60 bps and cost improvement projects representing 60 bps.

Operating Expenses

Marketing expenses for the second quarter of 2017 were $130.9, an increase of $10.7 or 8.9% as compared to the same period in 2016.  Marketing expenses as a percentage of net sales in the second quarter of 2017 increased 90 bps to 14.6% as compared to 13.7% in 2016 due to 120 bps on higher expenses partially offset by 30 bps of leverage on higher net sales.  Marketing expenses for the first six months of 2017 were $221.7, an increase of $9.0 as compared to the same period in 2016.  Marketing expenses as a percentage of net sales for the six months of 2017 increased by 20 bps to 12.5% as compared to 12.3% in 2016 due to 50 bps on higher expenses partially offset by 30 bps of leverage on higher net sales.

Selling, general and administrative (“SG&A”) expenses were $156.3 in the second quarter of 2017, an increase of $43.8 or 38.9% as compared to the same period in 2016 primarily due to a $39.2 international pension settlement charge or 440 bps in 2017 and transition and ongoing costs associated with the Viviscal Acquisition, the Anusol Acquisition, and the Agro Acquisition.  SG&A as a percentage of net sales increased 460 bps to 17.4% in the second quarter of 2017 as compared to 12.8% in the same period in 2016.  The increase is due to higher costs, including pension settlement expense of 490 bps, partially offset by 30 bps of leverage associated with higher sales.  SG&A for the first six months of 2017 was $268.7, an increase of $49.2 as compared to the same period in 2016.  The increase is primarily due to the $39.2 international pension settlement charge or 220 bps in 2017, transition and ongoing acquisition-related costs, higher information costs and costs associated with selling its chemical business in Brazil.  SG&A as a percentage of net sales increased 240 bps to 15.1% in the first six months of 2017 compared to 12.7% in 2016 due to higher costs, including pension settlement expense, of 280 bps partially offset by 40 bps of leverage associated with higher sales.

Other Income and Expenses

Equity in earnings of affiliates for the three and six month periods ended June 30, 2017 increased by $0.6 and $1.0 as compared to the same period in 2016, primarily due to profit improvement from Armand Products due to lower raw material costs.

Other expense, net for the three months ended June 30, 2017 increased $0.4 compared to the same period in 2016 primarily due to the effect of changes in foreign exchange rates and decreased $1.1 for the six months ended June 30, 2017 compared to the same period in 2016 due to the impact of costs incurred in 2016 associated with the Natronx Technologies, LLC (“Natronx”) joint venture.

Interest expense for the three and six month periods ended June 30, 2017 increased $2.2 and $3.6 as compared to the same periods in 2016 due to a higher amount of average debt outstanding and increased borrowing costs due to an increase in short-term interest rates.

Income Taxes

The effective tax rate for the three months ended June 30, 2017 was 37.6% compared to 34.7% in the same period in 2016.  The increase in the tax rate is primarily due to an international pension settlement charge representing 450 bps, partially offset by a tax benefit of 200 bps related to the adoption of the new accounting standard which modifies how companies account for certain aspects of share-based payment awards to employees.  Previously, this tax benefit was accounted for in the Company’s Stockholders’ Equity section of the Balance Sheet.  Starting in 2017, the tax benefit is accounted for as a reduction of income tax expense.

The effective tax rate for the six months ended June 30, 2017 was 33.4% compared to 34.7% in the same period in 2016.  The decrease in the tax rate is primarily due to the impact of the new accounting standard relating to share based payment awards representing 360 bps, partially offset by the international pension settlement charge representing 150 bps.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of June 30, 2017, the Company held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings of Armand and ArmaKleen for the three and six month periods ended June 30, 2017 and 2016 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and six month periods ended June 30, 2017 and June 30, 2016 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Second Quarter 2017	$678.2	$145.1	$74.7	$0.0	$898.0
Second Quarter 2016	669.8	136.4	71.2	0.0	877.4
First Six Months of 2017	$1,337.9	$288.2	$149.1	$0.0	$1,775.2
First Six Months of 2016	1,317.6	263.8	145.0	0.0	1,726.4

Income before Income Taxes(2)
Second Quarter 2017(3)	$123.7	$(23.7)	$13.7	$3.1	$116.8
Second Quarter 2016	141.6	16.2	10.7	2.5	171.0
First Six Months of 2017(3)	$284.6	$(4.3)	$21.5	$5.2	$307.0
First Six Months of 2016	281.5	34.3	24.0	4.2	344.0

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.3 and $1.0 for the three months ended June 30, 2017 and June 30, 2016, respectively, and were $2.7 and $2.0 for the six months ended June 30, 2017 and June 30, 2016, respectively.

(2)	In determining Income before Income Taxes, interest expense and investment earnings were allocated among the segments based upon each segment’s relative Income from Operations.
(3)	Includes a pension settlement charge of $39.2 recorded in Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Household Products	$410.8	$397.8	$805.3	$786.1
Personal Care Products	267.4	272.0	532.6	531.5
Total Consumer Domestic	678.2	669.8	1,337.9	1,317.6
Total Consumer International	145.1	136.4	288.2	263.8
Total SPD	74.7	71.2	149.1	145.0
Total Consolidated Net Sales	$898.0	$877.4	$1,775.2	$1,726.4

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the second quarter of 2017 were $678.2, an increase of $8.4 or 1.3% as compared to the same period in 2016.  Consumer Domestic net sales for the six months ended June 30, 2017 were $1,337.9, an increase of $20.3 or 1.5% as compared to the same period in 2016.  The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer Domestic	2017	2017
Product volumes sold	6.2%	3.7%
Pricing/Product mix	(6.3%)	(3.4%)
Volume from acquired product lines (1)	1.4%	1.2%
Net Sales increase	1.3%	1.5%

(1)	Includes net sales of the brands acquired in the Viviscal Acquisition since the date of acquisition.

The increase in net sales for the three months ended June 30, 2017, reflects higher sales of ARM & HAMMER liquid and unit dose detergents, OXICLEAN laundry detergent and stain fighters, ARM & HAMMER cat litter, and BATISTE dry shampoo, partially offset by lower sales of TROJAN condoms, XTRA laundry detergent and FIRST RESPONSE pregnancy test kits.  The increase in net sales for the six month period ending June 30, 2017, reflects higher sales of ARM & HAMMER liquid and unit dose detergents, BATISTE dry shampoo, OXICLEAN laundry detergent and stain fighters, and ARM & HAMMER cat litter, partially offset by lower sales of TROJAN condoms and XTRA laundry detergent.

There continues to be significant product and price competition in the laundry detergent category.  For example, the Procter & Gamble Company markets a lower-priced line of laundry detergents that competes directly with the Company’s core value laundry detergents.  Henkel AG & Co. KGaA (“Henkel”) entered the U.S. market with Persil, its leading worldwide premium laundry detergent, and in 2016 acquired The Sun Products Corporation (“Sun Products”), the maker of ALL, WISK and SUN laundry detergents.  These actions have increased price competition and distribution pressures in the premium and extreme value laundry categories and could adversely impact sales and market share of the Company’s laundry brands.  The Company continues to evaluate and vigorously combat these pressures through, among other things, new product introductions, increased marketing and trade spending.

Consumer Domestic income before income taxes for the second quarter of 2017 was $123.7, a $17.9 decrease as compared to the second quarter of 2016.  The decrease is due primarily to unfavorable price/mix (in part due to higher promotional spending) of $42.9, higher marketing expenses of $9.2, and higher interest expense of $1.7, partially offset by the impact of higher sales volumes of $30.4, and favorable manufacturing costs of $6.1.  For the six month period ended June 30, 2017, income before income taxes was $284.6, a $3.1 increase as compared to the first six months of 2016.  The increase is due primarily to the impact of higher sales volumes of $40.3, favorable manufacturing costs of $16.8 and lower SG&A costs of $2.9, partially offset by unfavorable price/mix of $47.5, higher marketing expenses of $5.7 and higher interest expense of $3.1.

Consumer International

Consumer International net sales were $145.1 in the second quarter of 2017, an increase of $8.7 or 6.4% as compared to the same period in 2016.  Consumer International net sales in the first six months of 2017 were $288.2, an increase of $24.4 or approximately 9.2% as compared to the same period in 2016.  The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer International	2017	2017
Product volumes sold	6.8%	9.7%
Pricing/Product mix	0.6%	(0.2%)
Foreign exchange rate fluctuations / Other	(4.4%)	(4.0%)
Volume from acquired product lines (1)	3.4%	3.7%
Net Sales increase	6.4%	9.2%
(1)	Includes net sales of the brands acquired in the Anusol Acquisition and the Viviscal Acquisition since the date of acquisition.

Excluding the impact of unfavorable foreign exchange rates, higher sales in the second quarter ended June 30, 2017 were primarily due to FEMFRESH and BATISTE in the export business, ARM & HAMMER liquid laundry detergent, STERIMAR and OXICLEAN stain fighter gel in Mexico and BATISTE, VITAFUSION/L’IL CRITTERS and FEMFRESH in Australia.  For the six months ended June 30, 2017 higher sales primarily occurred in exports, Canada, and Mexico, and were attributable to BATISTE, FEMFRESH, ARM & HAMMER liquid detergent, STERIMAR and ARM & HAMMER cat litter.

Consumer International loss before income taxes was $23.7 in the second quarter 2017, a decrease of $39.9 compared to the same period in 2016 due primarily to a pension settlement charge of $39.2, unfavorable manufacturing and commodity costs of $3.2, higher SG&A costs of $2.7, higher marketing costs of $2.6 and unfavorable foreign exchange rates of $2.2, partially offset by higher sales volumes of $9.3 and favorable price/mix of $1.4.  For the first six months of 2017, loss before income taxes was $4.3, a $38.6 decrease as compared to the same period in 2016, due primarily to the pension settlement charge of $39.2, higher SG&A costs of $8.0, higher marketing costs of $5.3, unfavorable manufacturing and commodity costs of $3.6, unfavorable foreign exchange rates of $3.4, and unfavorable price/mix of $0.9, partially offset by higher sales volumes of $22.1.

Specialty Products (“SPD”)

SPD net sales were $74.7 in the second quarter of 2017, an increase of $3.5 or 4.9% as compared to the same period in 2016.  SPD net sales were $149.1 for the first six months of 2017, an increase of $4.1, or 2.8% as compared to the same period of 2016.  The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - SPD	2017	2017
Product volumes sold	5.6%	1.7%
Pricing/Product mix	3.8%	2.7%
Foreign exchange rate fluctuations / Other	0.0%	0.6%
Volume from acquired product lines (net of divestiture) (1)	(4.5)%	(2.2)%
Net Sales increase	4.9%	2.8%
(1)	Includes net sales of the Agro Acquisition since the date of acquisition and is negatively impacted by the sale of the Brazilian chemical business.

The net sales increase in the second quarter and six month period of 2017 was driven primarily by improved price and volumes in the animal productivity business where milk prices and U.S. dairy farm profitability remain at a higher level than a year ago.

SPD income before income taxes was $13.7 in the second quarter of 2017, an increase of $3.0 as compared to the same period in 2016 due primarily to higher sales volume of $3.7, favorable price/product mix of $2.3, partially offset by higher manufacturing costs of $1.8 and higher SG&A costs of $1.5.  SPD income before income taxes was $21.5 in the first six months of 2017, a decrease of $2.5 as compared to the same period in 2016 due primarily to higher manufacturing costs of $5.9, higher SG&A costs of $2.8 and costs associated with the sale of the Brazilian chemical business of $3.5, partially offset by higher sales volume of $3.6, favorable price/product mix of $3.6, lower costs associated with the Natronx joint venture of $1.5, lower marketing costs of $0.4 and favorable foreign exchange rates of $0.4.

Corporate

The administrative costs of the Company’s production, planning and logistics functions are included in the SG&A expenses of each operating segment and as elements of cost of sales in the Company’s Condensed Consolidated Statements of Income.  The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the second quarter of 2017 and 2016.  The Corporate segment income before income taxes was $3.1 in the second quarter of 2017, as compared to $2.5 in the same period in 2016.  The Corporate segment income before income taxes was $5.2 for the first six months of 2017, as compared to $4.2 in the same period in 2016.

Liquidity and Capital Resources

As of June 30, 2017, the Company had $237.6 in cash and cash equivalents, approximately $369 available through the revolving facility under its principal credit agreement (the “Credit Agreement”) and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $600.0, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement.  On April 3, 2017, the Company’s $200.0 term loan facility was drawn upon in full to improve liquidity and pay a portion of the outstanding commercial paper.  To preserve its liquidity, the Company invests its cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

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

In connection with the Company’s share repurchase program authorized by the Board in November 2016 (the “2016 Share Repurchase Program”) and its evergreen repurchase program, the Company purchased approximately 6.0 million shares in the first six months of 2017 at a cost of approximately $300.0, of which approximately $125.0 was purchased under the evergreen share repurchase program and $175.0 was purchased under the 2016 Share Repurchase Program.  The Company will continue its evergreen share repurchase program.

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be a total of approximately $45.0 in 2017, fund its share repurchase programs to the extent implemented by management and pay dividends at the latest approved rate.  Cash, together with the Company’s current borrowing capacity, may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.  The Company does not have any mandatory fixed rate debt principal payments in 2017.

The Company will finance the acquisition of Waterpik with a portion of the proceeds from an underwritten public offering of  $1,425.0, aggregate principal amount of senior notes completed on July 25, 2017, consisting of $300.0 aggregate principal amount of Floating Rate Senior Notes due 2019, $300.0 aggregate principal amount of 2.450% Senior Notes due 2022, $425.0 aggregate principal amount of 3.150% Senior Notes due 2027 and $400.0 aggregate principal amount of 3.950% Senior Notes due 2047.  The remaining proceeds were used to pay down in its entirety and terminate the Company’s $200.0 term loan and to repay a portion of the Company’s outstanding commercial paper borrowings.

Cash Flow Analysis

	Six Months Ended
	June 30,	June 30,
	2017	2016
Net cash provided by operating activities	$249.3	$296.5
Net cash used in investing activities	$(242.3)	$(193.6)
Net cash provided by (used in) financing activities	$33.2	$(225.6)

Net Cash Provided by Operating Activities – The Company’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  The Company’s net cash provided by operating activities in the six months ended June 30, 2017 decreased by $47.2 to $249.3 as compared to $296.5 in the same period in 2016 due to an increase in working capital, partially offset by higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges).  The change in working capital is primarily due to a large decrease in accounts payable and accrued expenses due to a change in deferred compensation, incentive compensation and profit sharing payments and larger increases in inventory and accounts receivable.  However, the Company measures working capital effectiveness based on its cash conversion cycle.  The following table presents the Company’s cash conversion cycle information for the quarters ended June 30, 2017 and 2016:

	As of
	June 30, 2017	June 30, 2016	Change
Days of sales outstanding in accounts receivable ("DSO")	31	29	2
Days of inventory outstanding ("DIO")	53	56	(3)
Days of accounts payable outstanding ("DPO")	67	60	(7)
Cash conversion cycle	17	25	(8)

The Company's cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a 2 period average method, improved 8 days from the prior year amount of 25 days to 17 days at June 30, 2017 due primarily to improved DPO of 7 days as the Company continues to extend payment terms with its suppliers. DIO improved 3 days from 56 to 53 days, offset by DSO which increased 2 days from 29 to 31 days.  The improvement in the Company's cash conversion cycle reflects the Company's continued focus on reducing its average working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2017 was $242.3, primarily reflecting $160.3 for the Viviscal Acquisition, $75.0 for the Agro Acquisition and $10.4 for property, plant and equipment expenditures, partially offset by $4.5 of cash proceeds from the sale of the Brazil chemical business.  Net cash used in investing activities during the first six months of 2016 was $193.6, principally reflecting $175.5 for the Toppik Acquisition and $17.8 for property, plant and equipment expenditures.

Net Cash Provided by (Used in) Financing Activities – Net cash provided by financing activities during the first six months of 2017 was $33.2, primarily reflecting $207.2 of net commercial paper borrowings, $200.0 of long-term debt borrowings and $27.3 of proceeds from stock option exercises partially offset by $300.0 of repurchases of the Company’s Common Stock, $95.7 of cash dividend payments, and $4.6 of short-term debt repayments at an international subsidiary.  Net cash used in financing activities during the first six months of 2016 was $225.6, primarily reflecting $200.0 of repurchases of the Company’s common stock and $91.7 of cash dividend payments, offset by $20.5 of commercial paper borrowings, $3.3 of short-term borrowings at an international subsidiary and $47.6 of proceeds and tax benefits from stock option exercises.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of competitive laundry detergent products, including unit dose laundry detergent; the impact of foreign exchange and commodity price fluctuations; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; the consummation, financing and impact of the Waterpik Acquisition; capital expenditures; pension settlement charges; the Company’s share repurchase programs and the Company’s effective tax rate. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition, including The Procter & Gamble Company’s participation in the value laundry detergent category and Henkel’s entry into the U.S. premium laundry detergent category; Henkel’s acquisition of Sun Products; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; issues relating to the Company’s information technology and controls; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs.  The following table contains information for shares repurchased during the second quarter of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs(2)
4/1/2017 to 4/30/2017	2,854,804	$50.05	142,877,631	$125,000,207
5/1/2017 to 5/31/2017	0	0	0	$125,000,207
6/1/2017 to 6/30/2017	0	0	0	$125,000,207
Total	2,854,804	$50.05	142,877,631

 (1) Average price paid per share in the period includes commission.

(2)  In the second quarter of 2017, the Company purchased 2.9 million shares for $142.9 under the 2016 Share Repurchase Program.  The evergreen share repurchase program has no specified cap and therefore is not reflected in this column.

ITEM 6.	EXHIBITS

•	(3.1)	Certificate of Amendment of Restated Certificate of Incorporation dated May 8, 2017, as filed with the Secretary of the State of Delaware on May 8, 2017.

•	(3.2)	Restated Certificate of Incorporation of the Company, as amended.

	(3.3)	By-laws of the Company, amended and restated as of January 27, 2016, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 2, 2016.

	(10.1)

Church & Dwight Co., Inc.  Amended and Restated Annual Incentive Plan, as approved by the Company’s stockholders on May 4, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2017.

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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and June 30, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and June 30, 2016, (iii) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, (v) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2017 and June 30, 2016 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	August 3, 2017	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	August 3, 2017	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

•	(3.1)	Certificate of Amendment of Restated Certificate of Incorporation dated May 8, 2017, as filed with the Secretary of the State of Delaware on May 8, 2017.
•	(3.2)	Restated Certificate of Incorporation of the Company, as amended.

	(3.3)	By-laws of the Company, amended and restated as of January 27, 2016, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 2, 2016.

	(10.1)

Church & Dwight Co., Inc.  Amended and Restated Annual Incentive Plan, as approved by the Company’s stockholders on May 4, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2017.

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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and June 30, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and June 30, 2016, (iii) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, (v) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2017 and June 30, 2016 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.