Form 10-Q
period 2017-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2017-11-02
CIK 313927

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

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

As of October 31, 2017, there were 249,925,342 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	29

1A.	Risk Factors	29

2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

6.	Exhibits	31

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net Sales	$967.9	$870.7	$2,743.1	$2,597.1
Cost of sales	529.4	475.1	1,494.9	1,414.5
Gross Profit	438.5	395.6	1,248.2	1,182.6
Marketing expenses	111.9	98.2	333.6	310.9
Selling, general and administrative expenses	127.9	101.4	396.6	320.9
Income from Operations	198.7	196.0	518.0	550.8
Equity in earnings of affiliates	2.7	2.5	7.9	6.7
Investment earnings	0.8	0.4	1.5	1.1
Other income (expense), net	1.2	0.3	0.5	(1.5)
Interest expense	(16.4)	(6.8)	(33.9)	(20.7)
Income before Income Taxes	187.0	192.4	494.0	536.4
Income taxes	53.6	68.4	156.2	187.8
Net Income	$133.4	$124.0	$337.8	$348.6

Weighted average shares outstanding - Basic	249.7	258.0	251.2	258.0
Weighted average shares outstanding - Diluted	255.3	262.7	256.9	262.7
Net income per share - Basic	$0.53	$0.48	$1.34	$1.35
Net income per share - Diluted	$0.52	$0.47	$1.32	$1.33
Cash dividends per share	$0.19	$0.177	$0.57	$0.53

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net Income	$133.4	$124.0	$337.8	$348.6
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	7.9	(2.6)	22.5	0.8
Defined benefit plan adjustments gain (loss)	0.0	0.0	11.9	0.0
Income (loss) from derivative agreements	(2.1)	0.8	(6.1)	(6.7)
Other comprehensive income (loss)	5.8	(1.8)	28.3	(5.9)
Comprehensive income	$139.2	$122.2	$366.1	$342.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$236.5	$187.8
Accounts receivable, less allowances of $2.4 and $2.1	377.9	287.0
Inventories	336.1	258.2
Other current assets	52.7	23.8
Total Current Assets	1,003.2	756.8

Property, Plant and Equipment, Net	601.8	588.6
Equity Investment in Affiliates	8.5	8.5
Trade Names and Other Intangibles, Net	2,151.9	1,431.8
Goodwill	2,072.6	1,444.1
Other Assets	114.8	124.3
Total Assets	$5,952.8	$4,354.1

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$317.2	$426.8
Accounts payable and accrued expenses	634.2	568.9
Income taxes payable	1.2	6.2
Total Current Liabilities	952.6	1,001.9

Long-term Debt	2,104.1	693.4
Deferred Income Taxes	753.2	512.2
Deferred and Other Long-term Liabilities	189.8	168.7
Total Liabilities	3,999.7	2,376.2

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of September 30, 2017	292.8	292.8
Additional paid-in capital	260.5	251.4
Retained earnings	3,120.6	2,926.0
Accumulated other comprehensive loss	(35.5)	(63.8)
Common stock in treasury, at cost: 43,139,723 shares in 2017 and 38,892,165 shares in 2016	(1,685.3)	(1,428.5)
Total Stockholders' Equity	1,953.1	1,977.9
Total Liabilities and Stockholders’ Equity	$5,952.8	$4,354.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash Flow From Operating Activities
Net Income	$337.8	$348.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	45.1	45.0
Amortization expense	46.5	35.2
Deferred income taxes	32.3	19.8
Equity in net earnings of affiliates	(7.9)	(6.7)
Distributions from unconsolidated affiliates	8.0	7.1
Non-cash compensation expense	14.9	14.1
Non-cash pension settlement charge	31.7	0.0
Other	(0.8)	1.1
Change in assets and liabilities:
Accounts receivable	(40.3)	13.2
Inventories	(33.1)	(6.5)
Other current assets	(6.5)	3.0
Accounts payable and accrued expenses	2.4	18.8
Income taxes payable	(7.4)	33.4
Excess tax benefit on stock options exercised	0.0	(29.4)
Other operating assets and liabilities, net	1.4	(1.7)
Net Cash Provided By Operating Activities	424.1	495.0
Cash Flow From Investing Activities
Additions to property, plant and equipment	(20.9)	(28.1)
Acquisitions	(1,260.0)	(175.5)
Other	2.6	0.8
Net Cash Used In Investing Activities	(1,278.3)	(202.8)
Cash Flow From Financing Activities
Long-term debt borrowings	1,621.3	0.0
Long-term debt (repayments)	(200.0)	0.0
Short-term debt borrowings (repayments)	(109.6)	(127.1)
Proceeds from stock options exercised	37.9	48.0
Excess tax benefit on stock options exercised	0.0	29.4
Payment of cash dividends	(143.2)	(137.4)
Purchase of treasury stock	(300.0)	(200.0)
Deferred financing and other	(17.8)	(5.6)
Net Cash Provided By (Used In) Financing Activities	888.6	(392.7)
Effect of exchange rate changes on cash and cash equivalents	14.3	2.6
Net Change In Cash and Cash Equivalents	48.7	(97.9)
Cash and Cash Equivalents at Beginning of Period	187.8	330.0
Cash and Cash Equivalents at End of Period	$236.5	$232.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash paid during the year for:
Interest (net of amounts capitalized)	$20.4	$15.1
Income taxes	$142.4	$134.7
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$9.2	$7.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2015	292.8	(32.8)	$292.8	$230.0	$2,650.0	$(45.9)	$(1,103.7)	$2,023.2
Net income	0.0	0.0	0.0	0.0	348.6	0.0	0.0	348.6
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(5.9)	0.0	(5.9)
Cash dividends	0.0	0.0	0.0	0.0	(137.4)	0.0	0.0	(137.4)
Stock purchases	0.0	(4.5)	0.0	0.0	0.0	0.0	(200.0)	(200.0)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $29.4	0.0	2.8	0.0	18.8	0.0	0.0	72.7	91.5
September 30, 2016	292.8	(34.5)	$292.8	$248.8	$2,861.2	$(51.8)	$(1,231.0)	$2,120.0

December 31, 2016	292.8	(38.9)	$292.8	$251.4	$2,926.0	$(63.8)	$(1,428.5)	$1,977.9
Net income	0.0	0.0	0.0	0.0	337.8	0.0	0.0	337.8
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	28.3	0.0	28.3
Cash dividends	0.0	0.0	0.0	0.0	(143.2)	0.0	0.0	(143.2)
Stock purchases	0.0	(6.0)	0.0	0.0	0.0	0.0	(300.0)	(300.0)
Stock based compensation expense and stock option plan transactions	0.0	1.8	0.0	9.1	0.0	0.0	43.2	52.3
September 30, 2017	292.8	(43.1)	$292.8	$260.5	$3,120.6	$(35.5)	$(1,685.3)	$1,953.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except per share data)

1.	Basis of Presentation

The condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2017 and September 30, 2016, and the condensed consolidated statements of cash flow and stockholders’ equity for the nine months ended September 30, 2017 and September 30, 2016 have been prepared by Church & Dwight Co., Inc. (the “Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2017 and results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”).  The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

On May 8, 2017, the Company amended its Restated Certificate of Incorporation to increase its authorized shares of common stock to 600,000,000 from 300,000,000 as of December 31, 2016.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that makes modifications to how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the classification of excess tax benefits in the statement of cash flows.  The Company prospectively adopted the standard in the first quarter of 2017.  The adoption resulted in excess tax benefits of $14.6 or $0.05 per share recorded in the provision for income taxes rather than in the Company’s Stockholders’ Equity section of the Balance Sheet and an increase to both net cash provided by operating activities and net cash used in financing activities of $14.6 million for the nine months ended September 30, 2017. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share, which did not have a material impact on the Company’s diluted earnings per share for the three and nine months ended September 30, 2017.  The Company has also elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

The Company incurred research and development expenses in the third quarter of 2017 and 2016 of $18.0 and $14.5, respectively.  The Company incurred research and development expenses in the first nine months of 2017 and 2016 of $48.1 and $45.0, respectively.  These expenses are included in selling, general and administrative expenses.

2.	New Accounting Pronouncements

In August 2017, the FASB issued new accounting guidance, which is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. These amendments also make targeted improvements to simplify the application of the hedge accounting. The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that adoption of the guidance will have on the Company’s consolidated financial position, results of operations and cash flows.

In March 2017, the FASB issued new accounting guidance that requires employers to report the service cost component separate from the other components of net benefit pension and postretirement costs. Under the new guidance, the employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations.  Only the service cost component is eligible for capitalization.  The guidance is effective for annual and interim periods beginning after December 15, 2017, and requires retrospective adoption, with early adoption permitted. The guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March, April, and May of 2016, the FASB issued amended guidance that clarifies the principles for recognizing revenue.  The amendments clarify the guidance for identifying performance obligations, licensing arrangements and principal versus agent considerations.  The amendments additionally provide clarification on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition.  The guidance is effective for annual periods, including interim reporting periods within those periods, beginning after December 15, 2017.  The new standard will be effective for the Company at the beginning of its first quarter of fiscal year 2018 and the Company expects to apply the new guidance on a modified retrospective basis through a cumulative adjustment to retained earnings.  The guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

3.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2017	2016
Raw materials and supplies	$82.7	$69.8
Work in process	34.1	28.8
Finished goods	219.3	159.6
Total	$336.1	$258.2

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	September 30,	December 31,
	2017	2016
Land	$28.0	$25.1
Buildings and improvements	298.2	284.7
Machinery and equipment	710.3	680.1
Software	92.5	90.4
Office equipment and other assets	65.6	60.8
Construction in progress	30.8	24.2
Gross PP&E	1,225.4	1,165.3
Less accumulated depreciation and amortization	623.6	576.7
Net PP&E	$601.8	$588.6

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Depreciation and amortization on PP&E	$15.4	$14.3	$45.1	$45.0

5.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding - basic	249.7	258.0	251.2	258.0
Dilutive effect of stock options	5.6	4.7	5.7	4.7
Weighted average common shares outstanding - diluted	255.3	262.7	256.9	262.7
Antidilutive stock options outstanding	2.5	1.3	2.6	2.0

6.	Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2016	16.0	$30.06
Granted	2.1	48.43
Exercised	(1.8)	22.32
Cancelled	(0.1)	43.22
Outstanding at September 30, 2017	16.2	$33.04	5.8	$260.2
Exercisable at September 30, 2017	10.1	$25.40	4.2	$231.8

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Intrinsic Value of Stock Options Exercised	$11.3	$34.1	$46.0	$89.4
Stock Compensation Expense Related to Stock Option Awards	$2.3	$1.6	$13.0	$12.8
Issued Stock Options	0.3	0.0	2.1	2.0
Weighted Average Fair Value of Stock Options issued (per share)	$38.02	$0.0	$13.12	$7.58
Fair Value of Stock Options Issued	$9.6	$0.0	$27.0	$15.4

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.7%	-	2.0%	1.7%
Expected life in years	4.4	-	6.9	6.8
Expected volatility	15.5%	-	16.7%	17.0%
Dividend yield	1.5%	-	1.4%	1.5%

7.	Share Repurchases

On November 2, 2016, the Company’s Board of Directors (the “Board”) authorized a new share repurchase program, under which the Company may repurchase up to $500.0 million in shares of Common Stock (the “2016 Share Repurchase Program”).  The 2016 Share Repurchase Program does not have an expiration and replaced the 2015 Share Repurchase Program.  The Company also continued its evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

In the nine months ended September 30, 2017, the Company purchased approximately 6.0 million shares of Common Stock for $300.0, of which approximately $125.0 was purchased under the evergreen share repurchase program and $175.0 was purchased under the 2016 Share Repurchase Program.  As a result of the Company’s purchases, there remained $125.0 of share repurchase availability under the 2016 Share Repurchase Program as of September 30, 2017.  The 2016 Share Repurchase Program was replaced in the fourth quarter of 2017.  See Note 20 for further details.

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 30, 2017 and December 31, 2016:

		September 30, 2017		December 31, 2016
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$85.5	$85.5	$72.4	$72.4
Financial Liabilities:
Short-term borrowings	Level 2	317.2	317.2	426.8	426.8
Floating Rate Senior notes due January 25, 2019	Level 2	300.0	300.1	0.0	0.0
2.45% Senior notes due December 15, 2019	Level 2	299.9	302.9	299.9	302.0
2.45% Senior notes due August 1, 2022	Level 2	299.6	298.9	0.0	0.0
2.875% Senior notes due October 1, 2022	Level 2	399.8	404.0	399.8	396.9
3.15% Senior notes due August 1, 2027	Level 2	424.6	420.8	0.0	0.0
3.95% Senior notes due August 1, 2047	Level 2	397.1	393.9	0.0	0.0
Contingent consideration	Level 3	17.8	17.8	0.0	0.0
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	(0.5)	(0.5)	0.2	0.2

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the nine months ended September 30, 2017.

Refer to Note 2 in the Form 10-K for the year ended December 31, 2016 for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed Consolidated Balance Sheets.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of September 30, 2017 and December 31, 2016.

9.	Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of Common Stock and commodity prices expose the Company to market risk.  The Company manages these risks through the use of derivative instruments, such as cash flow and fair value hedges, diesel and commodity hedge contracts, equity derivatives and foreign exchange forward contracts.  The Company does not use derivatives for trading or speculative purposes.  Refer to Note 3 in the Form 10-K for a discussion of each of the Company’s derivative instruments in effect as of December 31, 2016.

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments
Foreign exchange contracts	$112.3	$94.1
Interest rate swap	$300.0	$300.0
Diesel fuel contracts	4.3 gallons	2.0 gallons
Commodities contracts	31.9 pounds	0.0
Derivatives not designated as hedging instruments
Foreign exchange contracts	$0.0	$1.8
Equity derivatives	$22.7	$34.4

The fair values and amount of gain (loss) recognized in income and OCI associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements.

10.	Acquisitions

On August 7, 2017, the Company acquired Pik Holdings, Inc. (“Waterpik”), a water-jet technology company that designs and sells both oral water flossers and replacement shower heads (the “Waterpik Acquisition”).  The total purchase price was $1,024.7 (net of cash acquired), which is subject to a working capital adjustment.  Waterpik’s annual sales were approximately $265.0 for the trailing twelve months through June 30, 2017.  The Company financed the Waterpik Acquisition with proceeds from its underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes (as defined in Note 13) completed on July 25, 2017.  Subsequent to the Waterpik Acquisition, Waterpik is managed by the Consumer Domestic and Consumer International segments.

The preliminary fair values of the net assets acquired are set forth as follows:

Waterpik
Acquisition Date
Preliminary
Fair Value
Current assets	$92.4
Property, plant and equipment	28.4
Trade name (indefinite lived)	516.4
Other intangible assets	88.9
Goodwill	538.0
Current liabilities	(31.2)
Long-term liabilities	(208.2)
Cash purchase price (net of cash acquired)	$1,024.7

The life of the amortizable intangible assets recognized from the Waterpik Acquisition ranges from 5 - 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company.

The following unaudited pro forma information is based on the Company’s historical data and assumptions for consolidated results of operations, and gives effect to the Waterpik Acquisition as if the acquisition occurred on January 1, 2016. These unaudited pro forma results include adjustments having a continuing impact on the Company’s condensed consolidated statements of income. These adjustments primarily consist of adjustments to depreciation for the fair value and depreciable lives of property and equipment, amortization of intangible assets, stock compensation expense, interest expense and adjustments to tax expense based on condensed consolidated pro forma results. These results have been prepared using assumptions the Company’s management believes are reasonable, are not necessarily indicative of the actual results that would have occurred if the acquisition had occurred on January 1, 2016, and are not necessarily indicative of the results that may be achieved in the future, including but not limited to the realization of operating synergies that the Company may realize as a result of the acquisition.

Unaudited consolidated pro forma results	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2017		2016		2017		2016
	Reported	Pro forma	Reported	Pro forma	Reported	Pro forma	Reported	Pro forma
Net Sales	$967.9	$988.8	$870.7	$927.2	$2,743.1	$2,903.1	$2,597.1	$2,773.8
Net Income	$133.4	$133.1	$124.0	$125.0	$337.8	$347.8	$348.6	$353.8
Net income per share - Basic	$0.53	$0.53	$0.48	$0.49	$1.34	$1.38	$1.35	$1.37
Net income per share - Diluted	$0.52	$0.52	$0.47	$0.48	$1.32	$1.35	$1.33	$1.35

On May 1, 2017, the Company acquired Agro BioSciences, Inc. (the “Agro Acquisition”), an innovator and leader in developing custom probiotic products for poultry, cattle and swine.  The total purchase price was approximately $75.0, which is subject to a working capital adjustment, and an additional payment of up to $25.0 after 3 years based on sales performance. Agro BioSciences, Inc.’s annual sales were approximately $11.0 in 2016.  The acquisition was funded with short-term borrowings and is managed by the Specialty Products Division (“SPD”) segment.

The preliminary fair values of the net assets acquired are set forth as follows:

Agro
Acquisition Date
Preliminary
Fair Value
Inventory and other assets	$2.4
Trade names and other intangibles	37.0
Goodwill	53.4
Contingent consideration	(17.8)
Cash purchase price (net of cash acquired)	$75.0

The life of the amortizable intangible assets recognized from the Agro Acquisition ranges from 5 - 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.

On January 17, 2017, the Company acquired the VIVISCAL business (“VIVISCAL”) from Lifes2Good Holdings Limited for $160.3 (the “Viviscal Acquisition”).  VIVISCAL is a leading hair care supplement brand both in the U.S. and the U.K. with global annual sales of $44.0 in 2016.  The VIVISCAL brand is complementary to the Company’s global BATISTE dry shampoo and TOPPIK hair care business. The Viviscal Acquisition was funded with short-term borrowings and is managed by the Consumer Domestic and Consumer International segments.

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

The fair values of the assets and liabilities of the Waterpik and Agro Acquisitions above are considered preliminary as the purchase price allocations are not finalized.

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	September 30, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$554.4	$(137.8)	$416.6	$442.6	$(115.0)	$327.6
Customer Relationships	476.6	(183.0)	293.6	384.4	(164.2)	220.2
Patents/Formulas	112.0	(49.3)	62.7	68.7	(45.4)	23.3
Non-Compete Agreement	1.8	(1.6)	0.2	1.8	(1.6)	0.2
Total	$1,144.8	$(371.7)	$773.1	$897.5	$(326.2)	$571.3

Indefinite lived intangible assets - Carrying value

	September 30,	December 31,
	2017	2016
Trade Names	$1,378.8	$860.5

Intangible amortization expense was $15.9 and $11.0 for the third quarter of 2017 and 2016, respectively.  Intangible amortization expense amounted to $44.1 and $33.4 for the first nine months of 2017 and 2016, respectively.  The Company estimates that intangible amortization expense related to amortizable intangible assets held as of September 30, 2017 will be approximately $61.0 in 2017 and approximately $67.0 to $56.0 annually over the next five years.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2016	$1,280.1	$113.9	$50.1	$1,444.1
VIVISCAL acquired goodwill	29.5	7.4	0.0	36.9
Agro acquired goodwill	0.0	0.0	53.4	53.4
Waterpik acquired goodwill	387.4	150.6	0.0	538.0
Other	0.0	0.2	0.0	0.2
Balance at September 30, 2017	$1,697.0	$272.1	$103.5	$2,072.6

VIVISCAL and Agro acquired goodwill is deductible for U.S. tax purposes.  Waterpik acquired goodwill is not deductible for U.S. tax purposes.  In connection with its annual goodwill impairment test, performed in the beginning of the second quarter of 2017, the Company determined that the estimated fair value substantially exceeded the carrying values of all reporting units.

12.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016
Trade accounts payable	$390.3	$331.6
Accrued marketing and promotion costs	108.5	82.0
Accrued wages and related benefit costs	56.4	73.2
Other accrued current liabilities	79.0	82.1
Total	$634.2	$568.9

13.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	September 30,	December 31,
	2017	2016
Short-term borrowings
Commercial paper issuances	$315.0	$420.0
Various debt due to international banks	2.2	6.8
Total short-term borrowings	$317.2	$426.8

Long-term debt
Floating Rate Senior notes due January 25, 2019	$300.0	$0.0
2.45% Senior notes due December 15, 2019	300.0	300.0
Less: Discount	(0.1)	(0.1)
2.45% Senior notes due August 1, 2022	300.0	0.0
Less: Discount	(0.4)	0.0
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.2)	(0.2)
3.15% Senior notes due August 1, 2027	425.0	0.0
Less: Discount	(0.4)	0.0
3.95% Senior notes due August 1, 2047	400.0	0.0
Less: Discount	(2.9)	0.0
Debt issuance costs, net	(16.4)	(6.5)
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	(0.5)	0.2
Net long-term debt	$2,104.1	$693.4

The Company financed the Waterpik Acquisition with a portion of the proceeds from an underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017, consisting of $300.0 aggregate principal amount of Floating Rate Senior Notes due 2019, $300.0 aggregate principal amount of 2.45% Senior Notes due 2022, $425.0 aggregate principal amount of 3.15% Senior Notes due 2027 and $400.0 aggregate principal amount of 3.95% Senior Notes due 2047 (collectively, the “Senior Notes”).  The Floating Rate Senior Notes will bear interest at a rate, reset quarterly, equal to three-month U.S. dollar London Interbank Offered Rate (“LIBOR”) plus 0.15%.  The remaining proceeds of the offering of the Senior Notes were used to pay down in its entirety and terminate the Company’s $200.0 term loan borrowed in the second quarter of 2017 and to repay a portion of the Company’s outstanding commercial paper borrowings.

14.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2015	$(38.5)	$(11.5)	$4.1	$(45.9)
Other comprehensive income (loss) before reclassifications	0.8	0.0	(8.8)	(8.0)
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	(0.1)	(0.1)
Tax benefit (expense)	0.0	0.0	2.2	2.2
Other comprehensive income (loss)	0.8	0.0	(6.7)	(5.9)
Balance at September 30, 2016	$(37.7)	$(11.5)	$(2.6)	$(51.8)

Balance at December 31, 2016	$(50.0)	$(13.2)	$(0.6)	$(63.8)
Other comprehensive income (loss) before reclassifications	22.5	2.2	(10.5)	14.2
Amounts reclassified to consolidated statement of income (a) (b)	0.0	11.9	1.7	13.6
Tax benefit (expense)	0.0	(2.2)	2.7	0.5
Other comprehensive income (loss)	22.5	11.9	(6.1)	28.3
Balance at September 30, 2017	$(27.5)	$(1.3)	$(6.7)	$(35.5)

(a)	The Company reclassified a loss of $1.4 and a loss of $0.2 to the consolidated statement of income during the three months ended September 30, 2017 and 2016, respectively.
(b)	In connection with the termination of international defined benefit pension plans, $11.9 was reclassified to SG&A. All other amounts were reclassified to Cost of Sales.

15.Benefit Plans

In 2016, the Company authorized the termination of international defined benefit pension plans under which approximately 336 participants, including 53 active employees, had accrued benefits.  The Company completed the termination of this plan in the second quarter of 2017.  In addition to plan assets, the Company made a one-time payment of $7.5 to purchase annuities for participants.  The Company recorded a one-time SG&A expense of $39.2 ($31.5 after tax) in the Consumer International segment in the second quarter of 2017.  This expense primarily included the effect of the additional cash payment required at settlement and pension settlement accounting rules which require accelerated recognition of actuarial losses that were to be amortized over the expected benefit lives of participants.  As of June 30, 2017, the Company had no further obligations with respect to material defined benefit pension plans.

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

b. As of September 30, 2017, the Company had commitments of approximately $224.1.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of September 30, 2017, the Company had various guarantees and letters of credit totaling $6.5.

d. In connection with the Agro Acquisition, the Company is obligated to pay an additional amount of up to $25.0 after 3 years based on sales performance in 2019. The initial fair value of this contingent liability is $17.8, which was established in the preliminary purchase price allocation. The liability will be assessed for re-measurement at each balance sheet date leading up to the end of the 3-year period.

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

The following summarizes the balances and transactions between the Company and each of (i) Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest, and (ii) Natronx, in which the Company holds a one-third ownership interest:

	Armand		ArmaKleen		Natronx
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016	2017	2016
Purchases by Company	$15.6	$16.2	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.9	$0.9	$0.0	$0.8
Outstanding Accounts Receivable	$0.5	$0.6	$0.7	$0.7	$0.0	$0.0
Outstanding Accounts Payable	$1.5	$1.7	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.8	$1.8	$1.5	$1.6	$0.0	$0.4

(1) Billed by Company and recorded as a reduction of selling, general and administrative expenses.

During the three months ended September 30, 2017, the Company recorded a tax benefit of $7.6 due to the reversal of a valuation allowance related to the Natronx impairment charge recorded in 2015.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of September 30, 2017, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings of Armand and ArmaKleen for the three and nine months ended September 30, 2017 and 2016 are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Third Quarter 2017	$729.2	$162.8	$75.9	$0.0	$967.9
Third Quarter 2016	664.8	133.8	72.1	0.0	870.7
First Nine Months of 2017	$2,067.1	$451.0	$225.0	$0.0	$2,743.1
First Nine Months of 2016	1,982.4	397.6	217.1	0.0	2,597.1

Income before Income Taxes(2)
Third Quarter 2017	$146.9	$23.6	$13.8	$2.7	$187.0
Third Quarter 2016	160.2	19.8	9.9	2.5	192.4
First Nine Months of 2017(3)	$431.5	$19.3	$35.3	$7.9	$494.0
First Nine Months of 2016	441.7	54.1	33.9	6.7	536.4

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.5 and $1.0 for the three months ended September 30, 2017 and September 30, 2016, respectively, and were $4.2 and $3.0 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

(2)	In determining Income before Income Taxes, interest expense and investment earnings were allocated among segments based upon each segment’s relative Income from Operations.
(3)	Includes a pension settlement charge of $39.2 recorded in Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Household Products	$423.3	$400.7	$1,228.6	$1,186.8
Personal Care Products	305.9	264.1	838.5	795.6
Total Consumer Domestic	729.2	664.8	2,067.1	1,982.4
Total Consumer International	162.8	133.8	451.0	397.6
Total SPD	75.9	72.1	225.0	217.1
Total Consolidated Net Sales	$967.9	$870.7	$2,743.1	$2,597.1

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

19.	Brazilian Chemical Business

During the fourth quarter of 2016, the Company decided to sell its Brazilian chemical business, resulting in a plant impairment charge of $4.9 recognized in the fourth quarter of 2016 based upon an expected sales price.  During the first quarter of 2017, the Company sold the business for approximately $4.5, and recorded an approximate $3.5 expense for severance and other charges for the three months ended March 31, 2017.  These charges were included in the SPD segment.  Sales for the Brazilian chemical business in 2016 were approximately $22.0.  Future costs associated with the sale of the Brazilian chemical business are expected to be immaterial.

20.	Subsequent Event

Share Repurchase

On November 1, 2017, the Board authorized a new share repurchase program, under which the Company may repurchase up to $500.0 in shares of Common Stock (the “2017 Share Repurchase Program”).  The 2017 Share Repurchase Program does not have an expiration and will replace the 2016 Share Repurchase Program.  The Company will continue its evergreen share repurchase program.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Recent Developments

Water Pik, Inc. Acquisition

On August 7, 2017, the Company acquired Pik Holdings, Inc. (“Waterpik”), a water-jet technology company that designs and sells both oral water flossers and replacement shower heads (the “Waterpik Acquisition”).  The total purchase price was $1,024.7 (net of cash acquired), which is subject to a working capital adjustment.  Waterpik’s annual sales were approximately $265.0 for the trailing twelve months through June 30, 2017.  The Company financed the Waterpik Acquisition with proceeds from its underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes (as defined below) completed on July 25, 2017.  Subsequent to the Waterpik Acquisition, Waterpik is managed by the Consumer Domestic and Consumer International segments.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	September 30, 2017	Prior Year	September 30, 2016
Net Sales	$967.9	11.2%	$870.7
Gross Profit	$438.5	10.8%	$395.6
Gross Margin	45.3%	-10 basis points	45.4%
Marketing Expenses	$111.9	14.0%	$98.2
Percent of Net Sales	11.6%	+30 basis points	11.3%
Selling, General & Administrative Expenses	$127.9	26.1%	$101.4
Percent of Net Sales	13.2%	+160 basis points	11.6%
Income from Operations	$198.7	1.4%	$196.0
Operating Margin	20.5%	-200 basis points	22.5%
Net income per share - Diluted	$0.52	10.6%	$0.47

	Nine Months Ended	Change vs.	Nine Months Ended
	September 30, 2017	Prior Year	September 30, 2016
Net Sales	$2,743.1	5.6%	$2,597.1
Gross Profit	$1,248.2	5.5%	$1,182.6
Gross Margin	45.5%	0 basis points	45.5%
Marketing Expenses	$333.6	7.3%	$310.9
Percent of Net Sales	12.2%	+20 basis points	12.0%
Selling, General & Administrative Expenses	$396.6	23.6%	$320.9
Percent of Net Sales	14.4%	+210 basis points	12.3%
Income from Operations	$518.0	-6.0%	$550.8
Operating Margin	18.9%	-230 basis points	21.2%
Net income per share - Diluted	$1.32	-0.8%	$1.33

During the third quarter of 2017, the Company reversed a tax valuation allowance of $7.6 ($0.03 per share) established in 2015 in connection with the impairment of its remaining investment in Natronx. In the second quarter of 2017, the Company settled an international defined benefit plan, resulting in a pre-tax charge recorded in selling, general and administrative expenses of $39.2 ($31.5 after tax or $0.12 per share).  During the first quarter of 2017, the Company closed the previously announced sale of its chemical business in Brazil.  As a result, a pre and post- tax charge of $3.5 was recorded ($1.3 in cost of goods sold and $2.2 in selling, general and administrative expenses).  This equated to $0.01 per share.  Also during the first quarter, the Company adopted a new accounting standard related to certain aspects of share-based payment awards to employees.  This standard requires that any excess tax benefits related to share-based payment awards to employees be recorded as a reduction to income tax expense.  Previously, this benefit was recorded in the stockholders’ equity section of the Balance Sheet.  The amount recorded in the three and nine months ended September 30, 2017 as a reduction to income tax expense was $3.5 ($0.01 per share) and $14.6 ($0.05 per share), respectively.

Net Sales

Net sales for the quarter ended September 30, 2017 were $967.9, an increase of $97.2 or 11.2% as compared to the same period in 2016. Net sales for the nine months ended September 30, 2017 were $2,743.1, an increase of $146.0 or 5.6% over the comparable nine month period of 2016.  The components of the net sales increase are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consolidated	2017	2017
Product volumes sold	6.9%	5.2%
Pricing/Product mix	(3.7)%	(2.8)%
Foreign exchange rate fluctuations	0.5%	(0.2)%
Volume from acquired product lines (net of divestiture) (1)	7.5%	3.4%
Net Sales increase	11.2%	5.6%

(1)

On December 22, 2016, the Company acquired the ANUSOL and RECTINOL business (the “Anusol Acquisition”).  On January 17, 2017, the Company acquired the VIVISCAL business (the “Viviscal Acquisition”). On May 1, 2017, the Company acquired Agro BioSciences, Inc. (the “Agro Acquisition”).  On August 7, 2017, the Company acquired Waterpik (the “Waterpik Acquisition”).  Net sales of these acquisitions are included in the Company’s results since the date of acquisition.  In March 2017, the Company sold its chemical business in Brazil.

Gross Profit / Gross Margin

The Company’s gross profit was $438.5 for the quarter ended September 30, 2017, a $42.9 increase as compared to the same period in 2016.  Gross margin decreased 10 basis points (“bps”) in the third quarter of 2017 compared to the same period in 2016, primarily due to unfavorable price/mix of 200 bps (primarily due to higher promotion and coupon costs), higher commodity costs of 30 bps, and the impact of unfavorable foreign exchange rates of 10 bps, partially offset by the impact of higher margins on acquired businesses representing 100 bps, favorable volume of 100 bps and cost improvement projects representing 30 bps.  Gross profit was $1,248.2 for the nine months ended September 30, 2017, a $65.6 increase compared to the same period of 2016.  Gross margin for the first nine months of 2017 and 2016 was 45.5%.  Gross margin remained consistent for the first nine months of 2017 compared to the same period in 2016, primarily due to unfavorable price/mix of 160 bps (primarily due to higher promotion and coupon costs), higher commodity costs of 30 bps and the impact of unfavorable foreign exchange rates of 10 bps, offset by the impact of higher margins on acquired businesses representing 80 bps, favorable volume of 70 bps and cost improvement projects representing 50 bps.

Operating Expenses

Marketing expenses for the third quarter of 2017 were $111.9, an increase of $13.7 or 14.0% as compared to the same period in 2016.  Acquired businesses contributed modestly to the increase. Marketing expenses as a percentage of net sales in the third quarter of 2017 increased 30 bps to 11.6% as compared to 11.3% in 2016 due to 140 bps on higher expenses partially offset by 110 bps of leverage on higher net sales.  Marketing expenses for the first nine months of 2017 were $333.6, an increase of $22.7 as compared to the same period in 2016.  Marketing expenses as a percentage of net sales for the nine months of 2017 increased by 20 bps to 12.2% as compared to 12.0% in 2016 due to 80 bps on higher expenses partially offset by 60 bps of leverage on higher net sales.

Selling, general and administrative (“SG&A”) expenses were $127.9 in the third quarter of 2017, an increase of $26.5 or 26.1% as compared to the same period in 2016 which was significantly impacted by transition and ongoing costs associated with the Viviscal, Anusol, Agro, and Waterpik acquisitions, along with higher research and development costs.  SG&A as a percentage of net sales increased 160 bps to 13.2% in the third quarter of 2017 as compared to 11.6% in the same period in 2016.  The increase is due to higher costs of 280 bps primarily associated with the Viviscal, Anusol, Agro and Waterpik acquisitions, partially offset by 120 bps of leverage associated with higher sales.  SG&A for the first nine months of 2017 was $396.6, an increase of $75.7 as compared to the same period in 2016.  The increase is primarily due to the $39.2 international pension settlement charge or 140 bps in 2017, transition and ongoing acquisition-related costs, higher information system and legal costs and costs associated with selling the chemical business in Brazil.  SG&A as a percentage of net sales increased 210 bps to 14.4% in the first nine months of 2017 compared to 12.3% in 2016 due to higher costs, including pension settlement expense of 280 bps partially offset by 70 bps of leverage associated with higher sales.

Other Income and Expenses

Equity in earnings of affiliates for the three and nine months ended September 30, 2017 increased by $0.2 and $1.2, respectively, as compared to the same periods in 2016, primarily due to profit improvement from Armand Products due to lower raw material costs.

Other income, net for the three months ended September 30, 2017 increased $0.9 compared to the same period in 2016 primarily due to the effect of changes in foreign exchange rates and increased $2.0 for the nine months ended September 30, 2017 compared to the same period in 2016 due to the impact of costs incurred in 2016 associated with the Natronx Technologies, LLC (“Natronx”) joint venture.

Interest expense for the three and nine month periods ended September 30, 2017 increased $9.6 and $13.2 as compared to the same periods in 2016 due to a higher amount of average debt outstanding associated with the $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017.

Income Taxes

The effective tax rate for the three months ended September 30, 2017 was 28.7% compared to 35.6% in the same period in 2016.  The decrease in the tax rate is primarily due to the reversal of a valuation allowance against the tax benefit related to the Natronx impairment charge recorded in 2015 representing 400 bps and a tax benefit of 180 bps related to the adoption of the new accounting standard which modifies how companies account for certain aspects of share-based payment awards to employees.  Previously, this tax benefit related to the adoption of the new accounting standard was accounted for in the Company’s Stockholders’ Equity section of the Balance Sheet.  Starting in 2017, the tax benefit has been accounted for as a reduction of income tax expense.

The effective tax rate for the nine months ended September 30, 2017 was 31.6% compared to 35.0% in the same period in 2016.  The decrease in the tax rate is primarily due to the impact of the new accounting standard relating to share based payment awards representing 300 bps and the reversal of the Natronx valuation allowance representing 150 bps, partially offset by the international pension settlement charge representing 90 bps.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of September 30, 2017, the Company held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings of Armand and ArmaKleen for the three and nine month periods ended September 30, 2017 and 2016 are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and nine month periods ended September 30, 2017 and September 30, 2016 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Third Quarter 2017	$729.2	$162.8	$75.9	$0.0	$967.9
Third Quarter 2016	664.8	133.8	72.1	0.0	870.7
First Nine Months of 2017	$2,067.1	$451.0	$225.0	$0.0	$2,743.1
First Nine Months of 2016	1,982.4	397.6	217.1	0.0	2,597.1

Income before Income Taxes(2)
Third Quarter 2017	$146.9	$23.6	$13.8	$2.7	$187.0
Third Quarter 2016	160.2	19.8	9.9	2.5	192.4
First Nine Months of 2017(3)	$431.5	$19.3	$35.3	$7.9	$494.0
First Nine Months of 2016	441.7	54.1	33.9	6.7	536.4

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.5 and $1.0 for the three months ended September 30, 2017 and September 30, 2016, respectively, and were $4.2 and $3.0 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

(2)	In determining Income before Income Taxes, interest expense and investment earnings were allocated among the segments based upon each segment’s relative Income from Operations.
(3)	Includes a pension settlement charge of $39.2 recorded in Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Household Products	$423.3	$400.7	$1,228.6	$1,186.8
Personal Care Products	305.9	264.1	838.5	795.6
Total Consumer Domestic	729.2	664.8	2,067.1	1,982.4
Total Consumer International	162.8	133.8	451.0	397.6
Total SPD	75.9	72.1	225.0	217.1
Total Consolidated Net Sales	$967.9	$870.7	$2,743.1	$2,597.1

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2017 were $729.2, an increase of $64.4 or 9.7% as compared to the same period in 2016.  Consumer Domestic net sales for the nine months ended September 30, 2017 were $2,067.1, an increase of $84.7 or 4.3% as compared to the same period in 2016.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer Domestic	2017	2017
Product volumes sold	7.1%	4.9%
Pricing/Product mix	(4.9%)	(3.9%)
Volume from acquired product lines (1)	7.5%	3.3%
Net Sales increase	9.7%	4.3%
(1)	Includes net sales of the brands acquired in the Viviscal Acquisition and the Waterpik Acquisition since the date of acquisition.

The increase in net sales for the three months ended September 30, 2017, reflects the impact of acquisitions, higher sales of ARM & HAMMER liquid detergent, cat litter and baking soda, BATISTE dry shampoo, OXICLEAN stain fighters and ORAJEL, partially offset by lower sales of XTRA laundry detergent and VITAFUSION and L’IL CRITTERS gummy vitamins.  The increase in net sales for the nine month period ending September 30, 2017, reflects the impact of acquisitions, higher sales of ARM & HAMMER liquid and unit dose detergents, BATISTE dry shampoo, OXICLEAN laundry detergent and stain fighters and ARM & HAMMER cat litter, partially offset by lower sales of TROJAN condoms, XTRA laundry detergent and VITAFUSION and L’IL CRITTERS gummy vitamins.

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

The Company tests its indefinite lived intangible assets in the fourth quarter of each year, unless there is a triggering event that warrants review. There is a personal care trade name that, based on recent performance, has experienced sales and profit declines that have eroded a significant portion of the excess between fair and carrying value which could potentially result in an impairment of the asset. In 2016, this excess amounted to approximately $60.0 or 20%. The Company will complete its assessment during the fourth quarter and record or disclose any additional conclusions.

Consumer Domestic income before income taxes for the third quarter of 2017 was $146.9, a $13.3 decrease as compared to the third quarter of 2016.  The decrease is due primarily to unfavorable price/mix (consisting of higher promotion and coupon spending) of $33.0, higher SG&A of $14.2, higher marketing expenses of $12.8 and higher interest expense of $7.5, partially offset by the impact of higher sales volumes of $53.7.  For the nine month period ended September 30, 2017, income before income taxes was $431.5, a $10.2 decrease as compared to the first nine months of 2016.  The decrease is due primarily to unfavorable price/mix (consisting of higher promotion and coupon spending) of $80.5, higher marketing expenses of $18.5, higher SG&A of $11.1 and higher interest expense of $10.6, partially offset by the impact of higher sales volumes of $94.0 and favorable manufacturing costs of $16.8.

Consumer International

Consumer International net sales were $162.8 in the third quarter of 2017, an increase of $29.0 or 21.7% as compared to the same period in 2016.  Consumer International net sales in the first nine months of 2017 were $451.0, an increase of $53.4 or approximately 13.4% as compared to the same period in 2016.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer International	2017	2017
Product volumes sold	7.1%	8.8%
Pricing/Product mix	(0.9%)	(0.4%)
Foreign exchange rate fluctuations / Other	3.1%	(1.6)%
Volume from acquired product lines (1)	12.4%	6.6%
Net Sales increase	21.7%	13.4%
(1)	Includes net sales of the brands acquired in the Anusol Acquisition, the Viviscal Acquisition and the Waterpik Acquisition since the date of acquisition.

Excluding the impact of foreign exchange rates and acquisitions, higher sales in the third quarter ended September 30, 2017 were primarily due to FEMFRESH, OXICLEAN and STERIMAR in the export business, ARM & HAMMER cat litter and BATISTE in Canada, FEMFRESH in Australia and STERIMAR and ARM & HAMMER baking soda in Mexico.  For the nine months ended September 30, 2017, excluding the impact foreign exchange rates and acquisitions, higher sales primarily occurred in exports, Canada, and Mexico, and were attributable to FEMFRESH, BATISTE, STERIMAR, OXICLEAN, and ARM & HAMMER cat litter.

Consumer International income before income taxes was $23.6 in the third quarter 2017, an increase of $3.8 compared to the same period in 2016 due primarily to higher sales volumes of $15.0, partially offset by higher SG&A costs of $9.7 and unfavorable foreign exchange rates of $0.6.  For the first nine months of 2017, income before income taxes was $19.3, a $34.8 decrease as compared to the same period in 2016, due primarily to the pension settlement charge of $39.2, higher SG&A costs of $17.8, higher marketing costs of $5.3, unfavorable foreign exchange rates of $3.9, unfavorable manufacturing and commodity costs of $3.2 and unfavorable price/mix of $1.8, partially offset by higher sales volumes of $37.4.

Specialty Products (“SPD”)

SPD net sales were $75.9 in the third quarter of 2017, an increase of $3.8 or 5.3% as compared to the same period in 2016.  SPD net sales were $225.0 for the first nine months of 2017, an increase of $7.9, or 3.6% as compared to the same period of 2016.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - SPD	2017	2017
Product volumes sold	4.6%	2.5%
Pricing/Product mix	2.9%	2.8%
Foreign exchange rate fluctuations / Other	(—)%	0.5%
Volume from acquired product lines (net of divestiture) (1)	(2.2)%	(2.2)%
Net Sales increase	5.3%	3.6%
(1)	Includes net sales of the Agro Acquisition since the date of acquisition and is negatively impacted by the sale of the Brazilian chemical business.

Excluding the impact of the acquisition and divestiture, the net sales increase in the third quarter and nine month period of 2017 was driven primarily by improved price and volumes in the animal productivity business where U.S. dairy farm profitability remains at a higher level than a year ago.

SPD income before income taxes was $13.8 in the third quarter of 2017, an increase of $3.9 as compared to the same period in 2016 due primarily to higher sales volume of $6.2, favorable price/product mix of $1.9, partially offset by higher SG&A costs of $2.0 and higher manufacturing costs of $1.3.  SPD income before income taxes was $35.3 in the first nine months of 2017, an increase of $1.4 as compared to the same period in 2016 due primarily to higher sales volume of $9.7, favorable price/product mix of $5.5, and lower costs associated with the Natronx joint venture of $1.7, partially offset by higher manufacturing costs of $7.2, higher SG&A costs of $4.6 and costs associated with the sale of the Brazilian chemical business of $3.5.

Corporate

The administrative costs of the Company’s production, planning and logistics functions are included in the SG&A expenses of each operating segment and as elements of cost of sales in the Company’s Condensed Consolidated Statements of Income.  The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the third quarter of 2017 and 2016.  The Corporate segment income before income taxes was $2.7 in the third quarter of 2017, as compared to $2.5 in the same period in 2016.  The Corporate segment income before income taxes was $7.9 for the first nine months of 2017, as compared to $6.7 in the same period in 2016.

Liquidity and Capital Resources

As of September 30, 2017, the Company had $236.5 in cash and cash equivalents, approximately $681.0 available through the revolving facility under its principal credit agreement (the “Credit Agreement”) and its commercial paper program, and a commitment increase feature under the Credit Agreement that enables the Company to borrow up to an additional $600.0, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement.  To preserve its liquidity, the Company invests its cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

The Company financed the Waterpik Acquisition with a portion of the proceeds from an underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017, consisting of $300.0 aggregate principal amount of Floating Rate Senior Notes due 2019, $300.0 aggregate principal amount of 2.45% Senior Notes due 2022, $425.0 aggregate principal amount of 3.15% Senior Notes due 2027 and $400.0 aggregate principal amount of 3.95% Senior Notes due 2047 (collectively, the “Senior Notes”).  The Floating Rate Senior Notes will bear interest at a rate, reset quarterly, equal to three-month U.S. dollar London Interbank Offered Rate (“LIBOR”) plus 0.15%.  The remaining proceeds of the offering of the Senior Notes were used to pay down in its entirety and terminate the Company’s $200.0 term loan borrowed in the second quarter of 2017 and to repay a portion of the Company’s outstanding commercial paper borrowings.

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

In connection with the Company’s share repurchase program authorized by the Board in November 2016 (the “2016 Share Repurchase Program”) and its evergreen repurchase program, the Company purchased approximately 6.0 million shares in the first nine months of 2017 at a cost of approximately $300.0, of which approximately $125.0 was purchased under the evergreen share repurchase program and $175.0 was purchased under the 2016 Share Repurchase Program.  On November 1, 2017, the Board authorized a new share repurchase program, under which the Company may repurchase up to $500.0 in shares of Common Stock (the “2017 Share Repurchase Program”).  The 2017 Share Repurchase Program will replace the 2016 Share Repurchase Program.  The Company will continue its evergreen share repurchase program.

The Company anticipates that its cash from operations, together with its current borrowing capacity, will be sufficient to meet its capital expenditure program costs, which are expected to be a total of approximately $45.0 in 2017, fund its share repurchase programs to the extent implemented by management and pay dividends at the latest approved rate.  Cash, together with the Company’s current borrowing capacity, may be used for acquisitions that would complement the Company’s existing product lines or geographic markets.  The Company does not have any mandatory debt principal payments in 2017 or 2018.

Cash Flow Analysis

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Net cash provided by operating activities	$424.1	$495.0
Net cash used in investing activities	$(1,278.3)	$(202.8)
Net cash provided by (used in) financing activities	$888.6	$(392.7)

Net Cash Provided by Operating Activities – The Company’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  The Company’s net cash provided by operating activities in the nine months ended September 30, 2017 decreased by $70.9 to $424.1 as compared to $495.0 in the same period in 2016 due to an increase in working capital, partially offset by higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges).  The change in working capital is primarily due to a large decrease in accounts payable and accrued expenses due to changes in deferred compensation, incentive compensation and profit sharing payments and larger increases in inventory and accounts receivable.  However, the Company measures working capital effectiveness based on its cash conversion cycle.  The following table presents the Company’s cash conversion cycle information for the quarters ended September 30, 2017 and 2016:

	As of
	September 30, 2017	September 30, 2016	Change
Days of sales outstanding in accounts receivable ("DSO")	31	28	3
Days of inventory outstanding ("DIO")	53	54	(1)
Days of accounts payable outstanding ("DPO")	69	60	(9)
Cash conversion cycle	15	22	(7)

The Company's cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a 2 period average method, improved 7 days from the prior year amount of 22 days to 15 days at September 30, 2017 due primarily to improved DPO of 9 days as the Company continues to extend payment terms with its suppliers. DIO improved 1 day from 54 to 53 days, offset by DSO which increased 3 days from 28 to 31 days.  The improvement in the Company's cash conversion cycle reflects the Company's continued focus on reducing its average working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2017 was $1,278.3, primarily reflecting $1,024.7 for the Waterpik Acquisition, $160.3 for the Viviscal Acquisition, $75.0 for the Agro Acquisition and $20.9 for property, plant and equipment expenditures, partially offset by $4.5 of cash proceeds from the sale of the Brazil chemical business.  Net cash used in investing activities during the first nine months of 2016 was $202.8, principally reflecting $175.5 for the acquisition of Spencer Forrest, Inc., the maker of TOPPIK and $28.1 for property, plant and equipment expenditures.

Net Cash Provided by (Used in) Financing Activities – Net cash provided by financing activities during the first nine months of 2017 was $888.6, primarily reflecting $1,621.3 of long-term debt borrowings and $37.9 of proceeds from stock option exercises partially offset by $300.0 of repurchases of the Company’s Common Stock, $200.0 of long-term debt repayments, $143.2 of cash dividend payments, $105.0 of net commercial paper repayments, $17.8 of financing costs and $4.6 of short-term debt repayments at an international subsidiary.  Net cash used in financing activities during the first nine months of 2016 was $392.7, primarily reflecting $200.0 of repurchases of the Company’s Common Stock, $137.4 of cash dividend payments and repayment of $131.3 of commercial paper borrowings, offset by $77.4 of proceeds and tax benefits from stock option exercises and $4.2 of short term borrowings at an international subsidiary.

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

b) Change in Internal Control over Financial Reporting

On August 7, 2017, the Company completed the Waterpik Acquisition.  The Company is in the process of integrating Waterpik and the Company’s internal controls over financial reporting.  As a result of the integration activities, certain controls will be evaluated and may be changed.  The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition.  Excluding the Waterpik Acquisition, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurring during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; the valuation of its indefinite lived intangible assets; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of competitive laundry detergent products; the impact of foreign exchange and commodity price fluctuations; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; the consummation, financing and impact of the Waterpik Acquisition; capital expenditures; pension settlement charges; the Company’s share repurchase programs and the Company’s effective tax rate. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition, including The Procter & Gamble Company’s participation in the value laundry detergent category and Henkel’s entry into the U.S. premium laundry detergent category; Henkel’s acquisition of Sun Products; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; issues relating to the Company’s information technology and controls; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

Share Repurchase Authorization

On November 1, 2017, the Board authorized the $500.0 2017 Share Repurchase Program.  The 2017 Share Repurchase Program does not have an expiration and will replace the Company’s 2016 Share Repurchase Program.  The Company will continue its evergreen share repurchase program.  Purchases made pursuant to the 2017 Share Repurchase Program may be suspended or discontinued at any time.  The Company did not repurchase any shares of Common Stock during the three month period ended September 30, 2017.

ITEM 6.	EXHIBITS

Exhibit Index

	(2.1)

Stock Purchase Agreement, dated as of July 17, 2017, among Church & Dwight Co., Inc., PIK Holdings, Inc., the Representative and the stockholders party thereto, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 17, 2017.

	(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on August 3, 2017.

	(3.2)	By-laws of the Company, amended and restated as of January 27, 2016, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 2, 2016.
	(4.1)

Second Supplemental Indenture, dated as of July 25, 2017, between Church & Dwight Co., Inc. and Wells Fargo Bank, National Association, as trustee, relating to the Notes, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 25, 2017.

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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and September 30, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, (v) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2017 and September 30, 2016 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	November 2, 2017	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	November 2, 2017	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)