Form 10-K
period 2017-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2018-02-23
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017                                                  Commission file number 1-10585

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $12.9 billion.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the common stock (the “Common Stock”) of Church & Dwight Co., Inc. (the “Company”).  The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2017.

As of February 20, 2018, there were 243,942,435 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2018 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10‑K (this “Annual Report”).

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of competitive laundry detergent products, including unit dose laundry detergent; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; actual voluntary and expected cash contributions to pension plans; impairments and other charges including the pension settlement charge and asset impairment charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of the Tax Cuts and Jobs Act; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; and the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; transition to, and shifting trade or economic policies in the United States; issues relating to the Company’s information technology and controls; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

Unless otherwise specified or the context otherwise requires, all references in this Annual Report on Form 10-K to “Church & Dwight,” “we,” “us,” “our” and “Company” refer to Church & Dwight Co., Inc. and its consolidated subsidiaries.

TABLE OF CONTENTS

PART I

PART II

PART III

10.	Directors, Executive Officers and Corporate Governance	80
11.	Executive Compensation	80
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80
13.	Certain Relationships and Related Transactions, and Director Independence	80
14.	Principal Accounting Fees and Services	80
	PART IV
15.	Exhibits, Financial Statement Schedule	81

PART I

ITEM 1.	BUSINESS

OVERVIEW OF BUSINESS

We were founded in 1846 and incorporated in Delaware in 1925.  We develop, manufacture and market a broad range of consumer household and personal care products and specialty products focused on animal productivity, chemicals and cleaners. Our consumer products marketing efforts are focused principally on our 11 “power brands.” These well-recognized brand names include ARM & HAMMER, used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent; TROJAN condoms, lubricants and vibrators; OXICLEAN stain removers, cleaning solutions, laundry detergents and bleach alternatives; SPINBRUSH battery-operated toothbrushes; FIRST RESPONSE home pregnancy and ovulation test kits; NAIR depilatories; ORAJEL oral analgesic; XTRA laundry detergent; the combination of the L’IL CRITTERS and VITAFUSION brand names for the our gummy dietary supplement business; BATISTE dry shampoo; and WATERPIK water flossers and showerheads.

We sell our consumer products under a variety of brands through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar, pet and other specialty stores and websites and other e-commerce channels, all of which sell our products to consumers. We sell our specialty products to industrial customers, livestock producers and through distributors.

FINANCIAL INFORMATION ABOUT SEGMENTS AND PRINCIPAL PRODUCTS

Our business is organized into three reportable segments: Consumer Domestic, Consumer International and the Specialty Products Division (“SPD”). Our segments are based on differences in the nature of products and organizational and ownership structures.  The table set forth below shows the percentage of our net sales contributed by each segment and each group of similar products marketed by us during 2017, 2016 and 2015:

	% of Net Sales
	2017	2016	2015
Consumer Domestic
Household Products	44%	46%	45%
Personal Care Products	32%	31%	31%
Consumer International	16%	15%	15%
Specialty Products	8%	8%	9%

Additional information concerning the results of each of our segments is set forth in Note 16 to the consolidated financial statements included in this Annual Report and in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All domestic brand “rankings” contained in this Annual Report are based on dollar share rankings from ACNielsen AOC (All Outlets Combined) for the 52 weeks ended December 17, 2017. Foreign brand “rankings” are derived from several sources.

Recent Acquisitions

We made two consumer products acquisitions in 2017.  On January 17, 2017, we acquired the VIVISCAL brand (the “Viviscal Acquisition”), the number one non-drug hair growth supplement in the U.S. and the United Kingdom, from Lifes2good Holdings Limited for $160 million.  On August 7, 2017, we acquired the WATERPIK brand (the “Waterpik Acquisition”) for approximately $1 billion.  WATERPIK is the number one water flosser and replacement showerhead brand in the U.S.

Additionally, on May 1, 2017, we acquired Agro BioSciences, Inc. (the “Agro Acquisition”), an innovator and leader in developing custom probiotic products for poultry, cattle and swine.

Consumer Domestic

Our founders first marketed sodium bicarbonate, otherwise known as baking soda, in 1846 for use in home baking. Today, this product has a wide variety of uses in the home, including as a refrigerator and freezer deodorizer, scratch-free cleaner and deodorizer for kitchen surfaces and cooking appliances, bath additive, dentifrice, cat litter deodorizer and swimming pool pH stabilizer. We specialize in baking soda-based products, as well as other products which use the same raw materials or technology or which are sold in the same markets. Our Consumer Domestic segment includes each of our 11 power brands, as well as other well-known brands and household and personal care products.  We divide the Consumer Domestic segment into household and personal care product groups.

Household Products

In 2017, household products constituted approximately 57% of our Domestic Consumer sales and approximately 44% of our consolidated net sales.

ARM & HAMMER Baking Soda remains the number one leading brand of baking soda in terms of consumer recognition of the brand name and reputation for quality and value. The deodorizing properties of baking soda have led to the development of numerous baking soda-based household products. For example, we market ARM & HAMMER FRIDGE FRESH, a refrigerator deodorizer equipped with a baking soda filter to help keep food tasting fresher, and ARM & HAMMER Carpet Deodorizer.  Our other primary household products include laundry detergents marketed under the ARM & HAMMER, OXICLEAN and XTRA brands, fabric softener sheets marketed under the ARM & HAMMER and NICE’N FLUFFY brands, cat litter under our ARM & HAMMER brand, and household cleaning products under the CLEAN SHOWER, SCRUB FREE, ORANGE GLO, OXICLEAN and KABOOM brands.  Our laundry detergents constitute our largest consumer business, measured by net sales.

Personal Care Products

In 2017, personal care products constituted approximately 43% of our Consumer Domestic sales and approximately 32% of our consolidated net sales.

Our personal care business was founded on the unique strengths of our ARM & HAMMER trademark and baking soda technology. We have expanded our personal care business through the acquisition of antiperspirants, oral care products, depilatories, reproductive health products, oral analgesics, nasal saline moisturizers and dietary supplements under a variety of other leading brand names.

ARM & HAMMER Baking Soda, when used as a dentifrice, helps whiten and polish teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products that are marketed and sold nationally primarily under the ARM & HAMMER brand name. Our other personal care products include antiperspirants and deodorants under the ARRID and ARM & HAMMER brands, condoms under the TROJAN brand (the number one condom brand in the U.S.), battery-operated toothbrushes under the SPINBRUSH brand (the number one leading brand of battery-operated toothbrushes in the U.S. in 2017), water flossers and showerheads under the WATERPIK brand (the number one water flosser and replacement showerhead brand in the U.S.), home pregnancy and ovulation test kits under the FIRST RESPONSE brand (the number one selling brand in the U.S.), hair-removal products under the NAIR brand, oral analgesics and oral care products under the ORAJEL brand (the market leader in the toothache, canker sore, and children’s teething categories in the U.S.), children’s gummy dietary supplements under the L’IL CRITTERS brand and adult gummy dietary supplements under the VITAFUSION brand (both number one leading brands in their respective categories), a growing number of hair products under the BATISTE, VIVISCAL, TOPPIK (the number one leading brand of cosmetics for thinning hair), and XFUSION brands, and nasal saline moisturizers and solutions under the SIMPLY SALINE and STERIMAR brands.

Consumer International

Our Consumer International segment markets a variety of personal care products, household and over-the-counter products in international markets, including Canada, France, Australia, China, the United Kingdom, Mexico and Brazil. Export sales from the U.S. are included in this segment.

Total Consumer International net sales represented approximately 16% of our consolidated net sales in 2017.  Net sales of the businesses located in Europe, Canada, Mexico and Australia accounted for 33%, 30%, 10% and 10%, respectively, of our 2017 international net sales in this segment. No other country in which we operate accounts for more than 10% of our total international net sales and no product line accounts for more than 20% of total international net sales.

Certain of our international product lines are similar to our domestic product lines and many are unique. For example, in addition to selling these brands in the U.S., we market our ARM & HAMMER and OXICLEAN laundry products and TROJAN condoms in Canada and Mexico, ARM & HAMMER cat litter in Canada, home pregnancy and ovulation test kits and oral care products in most of our international markets, waxes and depilatory products in virtually all international locations and L’IL CRITTERS and VITAFUSION gummy dietary supplements principally in Canada and Asia.

We also market SPINBRUSH battery-operated toothbrushes internationally, primarily in the United Kingdom, Canada, France, China and Australia. We sell STERIMAR nasal hygiene products in a number of markets in Europe, as well as in Mexico, parts of Asia and Australia and other international markets. We also sell BATISTE dry shampoo principally in the United Kingdom, where it is the number one selling dry shampoo, Australia, Canada, France, Brazil, China and Mexico, as well as other markets including the U.S. We also market the CURASH line of babycare products in Australia, and GRAVOL anti-nauseant and RUB-A535 topical analgesic in Canada and other international markets.

Specialty Products Division

Our SPD segment focuses on sales to businesses and participates in three product areas: Animal Productivity, Specialty Chemicals and Specialty Cleaners, and accounted for approximately 8% of our consolidated net sales in 2017.

Animal Productivity Products

Since the ARM & HAMMER animal productivity business began in 1972, with its launch of ARM & HAMMER baking soda as a feed additive to help dairy cows produce more milk, we have built a leading portfolio of nutritional supplements designed to help improve the health and productivity of dairy cows.  Today our portfolio of dairy nutritional supplements includes brands such as MEGALAC rumen bypass fat (licensed from Volac International Limited) – a supplement made from natural oils – which enables cows to maintain energy levels during the period of high milk production, resulting in improved milk yields.  In addition, we market a line of high quality protein and amino acid products, including BIO-CHLOR and FERMENTEN, which are designed to help reduce health issues associated with calving as well as provide needed protein to ensure proper growth and milk production.

Over the last five years, we have been successful at expanding our product offerings to include unique prebiotics and probiotics.  CELMANAX Refined Functional Carbohydrate is a yeast based prebiotic that helps ensure a well-functioning gastrointestinal track in dairy cows, beef cattle, poultry and other livestock.  On May 1, 2017, we acquired the Agro Biosciences, Inc. business and we now market the CERTILLUS family of probiotics products in the poultry, dairy, beef and swine industries.

Specialty Chemicals

Our specialty chemicals business primarily encompasses the manufacture, marketing and sale of sodium bicarbonate in a range of grades and granulations for use in industrial markets. In industrial markets, sodium bicarbonate is used by other manufacturing companies as a leavening agent for commercial baked goods, as an antacid in pharmaceuticals, as a carbon dioxide release agent in fire extinguishers, as an alkaline agent in swimming pool chemicals, and as a buffer in kidney dialysis.

We and Occidental Chemical Corporation are equal partners in a joint venture, Armand, which manufactures and markets potassium carbonate and potassium bicarbonate for sale in domestic and international markets. The potassium-based products are used in a wide variety of applications, including agricultural products, specialty glass and ceramics, and potassium silicates. Armand also manufactures for the Company a potassium carbonate-based animal feed additive for sale in the dairy industry, described above under “Animal Productivity Products.”

Specialty Cleaners

We also provide a line of cleaning and deodorizing products for use in commercial and industrial applications such as office buildings, hotels, restaurants and other facilities.

We and Safety-Kleen Systems, Inc. (“Safety-Kleen”) are equal partners in a joint venture, ArmaKleen, which has built a specialty cleaning products business based on our technology and Safety-Kleen’s sales and distribution organization. In North America, this joint venture distributes our proprietary product line of aqueous cleaners along with our ARMEX blast media line, which is designed for the removal of a wide variety of surface coatings.

COMPETITION

We compete in the household and personal care consumer product categories, which are highly innovative categories, characterized by a continuous flow of new products and line extensions, and require significant advertising and promotion. We compete in these categories primarily on the basis of product innovation and performance, brand recognition, price, value and other consumer benefits. Consumer products, particularly laundry and dietary supplements, are subject to significant price competition. As a result, we, from time to time, may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share.  Product introductions typically involve heavy marketing and trade spending in the year of launch, and we usually are not able to determine whether the new products and line extensions will be successful until a period of time has elapsed following the introduction of the new products or the extension of the product line.

Because of the competitive environment facing retailers, we face pricing pressure from customers, particularly high-volume retailer store customers, who have increasingly sought to obtain pricing concessions or better trade terms. These concessions or terms could reduce our margins. Furthermore, if we are unable to maintain price or trade terms acceptable to our customers, they could increase product purchases from competitors and reduce purchases from us, which would harm our sales and profitability.

Our competitors in the Consumer Domestic and Consumer International segments include P&G, The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestle Purina PetCare Company, Henkel, Reckitt Benckiser Group plc, Johnson & Johnson, Ansell Limited, Pfizer Inc., Bayer AG, Alere Inc., NBTY, Inc. and Pharmavite LLC. Many of these companies have greater financial resources than we do and have the capacity to outspend us in their attempts to gain market share.

Competition within our specialty chemicals and animal productivity product lines is intense. The specialty chemicals business operates in a competitive environment influenced by capacity utilization, customers’ leverage and the impact of raw material and energy costs. Product introductions typically involve introductory educational costs in the year of launch, and we usually are not able to determine whether new products and line extensions will be successful until a period of time has elapsed following the introduction of new products or the extension of the product lines. Our key competitors with respect to our SPD segment are Archer Daniel Midland Co, Diamond V, Lallemand Inc., Solvay Chemicals, Inc., Genesis Alkali and Natural Soda, Inc.

DISTRIBUTION OF OUR PRODUCTS

Our Consumer Domestic and Consumer International segments products are marketed primarily through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, pharmacies and drugstores, convenience stores, home stores, dollar and other discount stores, pet and other specialty stores, and websites and other e-commerce channels, all of which sell our products to consumers. The Consumer Domestic Segment employs a sales force based regionally throughout the U.S. and utilizes the services of independent food brokers, who represent our products in the food, mass, pet, dollar and club, as well as numerous other classes of trade. Our Consumer International distribution network is well-established and varies according to the needs of each market. Our subsidiaries in certain countries primarily utilize internal warehousing and distribution capabilities that enable direct shipment to key retailers. Our products are stored in our plants and third-party owned warehouses and are either delivered by independent trucking companies or picked up by customers at our facilities.

SPD markets sodium bicarbonate and other chemicals to industrial and agricultural customers primarily throughout the U.S. and Canada. Distribution is accomplished through a dedicated sales force supplemented by manufacturers’ representatives and independent distributors. Our products in this segment are stored in our plants and public warehouses and are either delivered by independent trucking companies or picked up by customers at our facilities.

GEOGRAPHIC AREAS

Approximately 83%, 84% and 83% of our consolidated net sales in 2017, 2016 and 2015, respectively, were to customers in the U.S. Approximately 95%, 98% and 96% of our long-lived assets were located in the U.S. at December 31, 2017, 2016 and 2015, respectively. Other than the U.S., no one country accounts for more than 5% of consolidated net sales or 5% of total assets.

SEASONALITY

Our business is generally not seasonal, although the Consumer Domestic and Consumer International segments are affected by sales of SPINBRUSH battery-operated toothbrushes (which typically are higher during the fall, in advance of the holiday season), sales of NAIR depilatories and waxes (which typically are higher in the spring and summer months), and sales of VITAFUSION and L’IL CRITTERS dietary supplements (which typically are slightly higher in the fourth quarter of each year, in advance of the cold and flu season and renewed commitments to health).

RAW MATERIALS AND SOURCES OF SUPPLY

We manufacture sodium bicarbonate for our consumer and specialty products businesses at our plants located at Green River, Wyoming and Old Fort, Ohio. The primary source of soda ash, a basic raw material used in the production of sodium bicarbonate, is the mineral trona, which is found in abundance in southwestern Wyoming near our Green River plant. We have adequate trona reserves under mineral leases to support our sodium bicarbonate requirements for the foreseeable future.

We are a party to a partnership agreement with Tata Chemicals (Soda Ash) Partners, which mines and processes trona reserves in Wyoming. Through the partnership and related supply and services agreements, we fulfill a substantial amount of our soda ash requirements, enabling us to achieve some of the economies of an integrated business capable of producing sodium bicarbonate and related products from the basic raw material. We also have an agreement for the supply of soda ash from another company. The partnership agreement and other supply agreements between the Tata Chemicals (Soda Ash) Partners and us are terminable upon two years notice by either of us. We believe that sufficient alternative sources of soda ash supply are available.

We believe that ample sources of raw materials are available for all of our other major products. Detergent chemicals are used in a variety of our products and are available from a number of sources. Bottles, paper products and clay are available from multiple suppliers, although we choose to source most of these materials from single sources under long-term supply agreements in order to gain favorable economies of scale. We also use a palm oil fraction (by-product) in a number of products including, our rumen bypass fats products. Alternative sources of supply are available in case of the disruption or termination of the supply agreements.

The cost of raw materials, including surfactants, diesel fuel and oil based raw and packaging materials used primarily in our consumer businesses, were higher in 2017 relative to 2016, increasing our core commodity costs. Increases in the prices of certain raw materials could materially impact our costs and financial results if we are unable to pass such costs along in the form of price increases to our customers.

We utilize the services of third party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

Our trademarks appear in upper case letters throughout this Annual Report. The majority of our trademarks are registered with either the U.S. Patent and Trademark Office or with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by us since 1867, and is a valuable asset and important to the successful operation of our business. Our products are sold under many other valuable trademarks held by the Company, including TROJAN, NAIR, ORAJEL, WATERPIK, FIRST RESPONSE, XTRA, OXICLEAN, SPINBRUSH, BATISTE, SIMPLY SALINE, L’IL CRITTERS and VITAFUSION. Our portfolio of trademarks represents substantial goodwill in the businesses using the trademarks.

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. Although we actively seek and maintain a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2017, 2016, and 2015, net sales to our largest customer, Wal-Mart Stores, Inc. and its affiliates (“Wal-Mart”), were 24%, 24% and 24% respectively, of our consolidated net sales. No other customer accounted for 10% or more of consolidated net sales in the three-year period. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

RESEARCH & DEVELOPMENT

We conduct research and development activities primarily at our Princeton facility in New Jersey. We devote significant resources and attention to product development, process technology and basic research to develop differentiated products with new and distinctive features and to provide increased convenience and value to our customers. To increase our innovative capabilities, we engage outside contractors for general research and development in activities beyond our core areas of expertise. We spent $70.8 million, $63.2 million and $64.7 million on research and development activities in 2017, 2016 and 2015, respectively.

GOVERNMENT REGULATION

General

Some of our products are subject to regulation by one or more U.S. agencies, including the U.S. Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”) and foreign agencies.

FDA regulations govern a variety of matters relating to our products, such as product development, manufacturing, premarket clearance or approval, advertising and distribution. The regulations adopted and standards imposed by the FDA and similar foreign agencies evolve over time and can require us to make changes in our manufacturing processes and quality systems to remain in compliance. These agencies periodically inspect manufacturing and other facilities. If we fail to comply with applicable regulations and standards, we may be subject to sanctions, including fines and penalties, the recall of products and cessation of manufacturing and/or distribution.

In addition, we sell products that are subject to regulation under the Federal Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act, both of which are administered by the EPA.

We are also subject to regulation by the FTC in connection with the content and truthfulness of our labeling, advertising, promotion, trade practices and other matters.  The FTC has instituted numerous enforcement actions against companies for failure to adequately substantiate claims made in advertising or for the use of otherwise false or misleading advertising claims. These enforcement actions have resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved. Such actions can result in substantial financial penalties and significantly restrict the marketing of a dietary supplement.

The CPSC administers the Poison Prevention Packaging Act, and has issued regulations requiring special child resistant packaging for certain products, including pharmaceuticals, dietary supplements, and dietary substances, containing certain ingredients (e.g., iron).

Our relationship with certain union employees may be overseen by the National Labor Relations Board. Our activities also are regulated by various agencies of the countries, states, provinces and other localities in which we sell our products.

Medical Device Clearance and Approval

To be commercially distributed in the U.S., a medical device must, unless exempt, receive clearance or approval from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”). For lower risk class II devices, we must generally submit a premarket notification requesting clearance for commercial distribution known as a “510(k)” clearance. Our condoms, lubricants, contact lens solution, wound wash and home pregnancy test kits are regulated as class II devices. Some other low risk devices, including SPINBRUSH and other battery powered toothbrushes, are in class I and are generally exempted from the 510(k) requirement. To obtain 510(k) clearance, a device must be determined to be substantially equivalent in intended use and in safety and effectiveness to a benchmark device, or “predicate” that is already legally in commercial distribution. Any modification to a 510(k) cleared device that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, generally requires a new 510(k) clearance. We may determine that a new 510(k) clearance is not required, but if the FDA disagrees, it may retroactively require a 510(k) clearance and may require us to cease marketing or recall the modified device until 510(k) clearance is obtained.

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

OTC Pharmaceutical

We market over-the-counter (“OTC”) pharmaceutical products, such as toothpaste, antiperspirant, and oral analgesics products, that are also subject to FDA and foreign regulation. Under the U.S. OTC monograph system, selected OTC pharmaceutical products are generally recognized as safe and effective and do not require the submission and approval of a new drug application. The FDA OTC monographs include well-known ingredients and specify requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Pharmaceutical products marketed under the OTC monograph system must conform to specific quality, formula and labeling requirements.

All facilities where OTC pharmaceutical products are manufactured, tested, packaged, stored or distributed must comply with cGMP regulations and/or regulations promulgated by competent authorities in the countries where the facilities are located. All of our pharmaceutical products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that our facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to customers or to regulatory action against us related to the products made in that facility, such as seizure, injunction or recall. Serious product quality concerns could also result in governmental actions against us that, among other things, could result in the suspension of production or distribution of our products, product seizures, loss of certain licenses or other governmental penalties, and could have a material adverse effect on our financial condition or operating results. We are required to report serious adverse events associated with the use of our OTC pharmaceutical products marketed in the U.S.

We cannot predict whether new legislation regulating our activities will be enacted or what effect any legislation would have on our business.

Food Products

We market baking soda and animal feed products, such as rumen fermentation enhancers and Dietary Cation-Anion Difference (“DCAD”) balancers that are also subject to FDA and foreign regulation. The Food Safety Modernization Act (“FSMA”) regulates food and animal feed products and mandates preventive controls including hazard analysis, risk controls, supplier qualifications and controls and increased record keeping. FSMA grants the FDA the authority to require mandatory recalls for products under certain conditions. The FDA is currently in the process of establishing rules and guidance to implement the provisions of FSMA. The potential impact of these rules and applicable guidance cannot be determined now.

Dietary Supplements

The processing, formulation, safety, manufacturing, packaging, labeling, advertising, distribution, importing, selling, and storing of dietary supplements are subject to regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the EPA, and by various agencies of the states and localities in which our products are sold. The FDCA governs the composition, safety, labeling, manufacturing and marketing of dietary supplements.

Dietary ingredients that were not marketed in the U.S. before October 15, 1994 must be the subject of a new dietary ingredient notification submitted to the FDA at least 75 days before the initial marketing, unless the ingredient has been present in the food supply as an article used for food without being chemically altered. The notification must provide evidence of a history of use or other evidence establishing that use of the dietary ingredient is reasonably expected to be safe. The FDA may determine that notification does not provide an adequate basis to conclude that a new ingredient is reasonably expected to be safe, which could effectively prevent the marketing of the ingredient. On July 5, 2011, the FDA issued draft guidance governing notification of new dietary ingredients for public comment and not for implementation. The FDA has not taken any further steps to implement the guidance, which, if implemented, could effectively change the status of dietary ingredients that the industry has marketed as “old” dietary ingredients to “new” dietary ingredients that may require submission of a new dietary ingredient notification.

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

The FDA’s cGMP regulations govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. As with OTC products, the FDA performs periodic audits to ensure that our dietary supplement facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representation made to consumers or to regulatory action against us related to the products made in that facility, seizure, injunction or recall. There is considerable uncertainty with respect to the FDA’s interpretation and implementation of the cGMP regulations. The failure of a manufacturing facility to comply with the cGMP regulations may render products manufactured in that facility adulterated, and subjects those products and the manufacturer to a variety of potential FDA enforcement actions. The manufacturer, packer, or distributor of a dietary supplement marketed in the U.S. whose name appears on the label of the supplement is required to report serious adverse events associated with the use of that supplement to the FDA.

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

ENVIRONMENTAL MATTERS

Our operations are subject to federal, state, local and foreign laws, rules and regulations relating to environmental concerns including air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of our employees. We endeavor to take actions necessary to comply with such regulations. These steps include periodic environmental and health and safety audits of our facilities. The audits, conducted by independent firms with expertise in environmental, health and safety compliance, include site visits at each location, as well as, a review of documentary information, to determine compliance with such federal, state, local and foreign laws, rules and regulations.

EMPLOYEES

At December 31, 2017, we had approximately 4,700 employees. We are party to a labor contract with the International Machinists Union at our Colonial Heights, Virginia plant, which expires May 31, 2018. Internationally, we employ union employees in France, Mexico, Brazil and New Zealand. We believe our relations with both our union and non-union employees are satisfactory.

PUBLIC INFORMATION

We maintain a website at www.churchdwight.com and on the “Investors-Financial Information-SEC Filings” page of reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (the “Commission”). Also available on the “Investors-Corporate Governance” page on our website are our Corporate Governance Guidelines, charters for the Audit, Compensation & Organization and Governance & Nominating Committees of our Board of Directors (the “Board”) and our Code of Conduct. Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 500 Charles Ewing Boulevard, Ewing, New Jersey 08628, attention: Secretary. The information presented on our website is not a part of this Annual Report and the reference to our website is intended to be an inactive textual reference only.

ITEM 1A.	RISK FACTORS

The following risks and uncertainties, as well as other factors described elsewhere in this Annual Report or in our other filings with the Commission, could materially adversely affect our business, results of operations and financial condition:

•	Unfavorable economic conditions could adversely affect demand for our products.

Unfavorable and uncertain economic conditions have adversely affected, and in the future may adversely affect, demand for some of the categories of products we sell, resulting in reduced sales volume or market share or a shift in its product mix from higher margin to lower margin products.  Factors that can affect demand include competitors’ products, advertising and pricing actions, rates of unemployment, consumer confidence, health care costs, including increased costs as a result of changes in federal regulations, significant shifts in government policies, commodity costs, fuel and other energy costs and other economic factors affecting consumer spending behavior, including delays in the timing of tax refunds from the federal government, gasoline and home heating oil pricing, reduced unemployment benefits in periods of high unemployment and changes in tax policies.  While the vast majority of our products are consumer staples that generally are less vulnerable to decreases in discretionary spending than other products, they may become subject to increasing price competition.  Additionally, some of our products, such as laundry additives, gummy dietary supplements and battery-operated toothbrushes, are more likely to be affected by consumer decisions to control spending.

Some of our customers, including mass merchandisers, supermarkets, drugstores, convenience stores, wholesale clubs, home stores, and dollar, pet and other specialty stores, have experienced and may experience in the future declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all.  We regularly review the financial strength of our key customers and, where appropriate, modify customer credit limits, which may have an adverse impact on future sales.  Because the same economic conditions that affect us also affect many of our suppliers, we regularly conduct a similar review of our suppliers to assess both their financial viability and the importance of their products to our operations. When appropriate, we identify alternate sources of materials and services.  To date, we have not experienced a material adverse impact from economic conditions affecting our customers or suppliers.  However, a protracted economic downturn that adversely affects our suppliers and customers could adversely affect our sales and results of operations.

•	We face intense competition in our markets, and the failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition from consumer products companies, both in the U.S. and in international markets.  Most of our products compete with other widely-advertised brands within each product category and from retailers, including club stores, grocery stores, dollar stores, mass merchandisers, e-commerce retailers and subscription services, which are increasingly offering private label brands and generic non-branded products of our customers in certain categories, which typically are sold at lower prices.

Our products generally compete on the basis of performance, brand recognition, price, value or other benefits to consumers.  Consumer products are subject to significant price competition.  As a result, we may need to reduce the prices for some of our products, or increase prices by an amount that does not cover manufacturing cost increases, to respond to competitive and customer pressures and to maintain market share.  Any reduction in prices, or inability to raise prices sufficiently to cover manufacturing cost increases, would harm profit margins.  In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our sales growth and other results of operations would suffer.

Advertising, promotion, merchandising and packaging also have a significant impact on retail customer decisions regarding the brands and product lines they sell and on consumer purchasing decisions.  A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising.  If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position.  If our advertising, marketing and promotional programs are not effective, our sales growth may decline.

Many of our competitors are large companies, including P&G, The Clorox Company, Colgate-Palmolive Company, Henkel, Reckitt Benckiser Group plc, Johnson & Johnson, Nestle Purina PetCare Company, Ansell Limited, Alere Inc., Pfizer Inc., Bayer AG, S.C. Johnson & Son, Inc., Pharmavite LLC and NBTY, Inc. Many of these companies have greater financial resources than we do, and, therefore, have the capacity to outspend us on advertising and promotional activities and introduce competing products more quickly and respond more effectively to changing business and economic conditions than we can.  In addition, our competitors may attempt to gain market share by offering products at prices at or below those typically offered by us.  Competitive activity may require us to increase our spending on advertising and promotions and/or reduce prices, which could lead to reduced profits and adversely affect growth.  If we lose market share or the markets in which we compete do not grow substantially, our sales growth will decline.

There continues to be significant product and price competition in the premium and deep value laundry detergent categories and more recently, product competition in the gummy vitamin category.  For example, in the laundry detergent category, P&G and Henkel, the two largest laundry detergent companies in the U.S., are engaged in aggressive pricing promotions, and retailers are continuing to de-emphasize the deep value tier of laundry detergents, which is where XTRA competes.  In addition, the gummy vitamin category has grown from eight competitors to 30 in the last five years.  We continue to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending.  However, there is no assurance the categories will not decline in the future and that we will be able to offset any such decline.

•	Loss of any of our principal customers could significantly decrease our sales and profitability.

A limited number of customers account for a large percentage of our net sales.  Wal-Mart is our largest customer, accounting for approximately 24% of net sales in 2017, 24% of net sales in 2016 and 24% of net sales in 2015.  Our top three customers accounted for approximately 36% of net sales in 2017, 35% of net sales in 2016 and 35% of net sales in 2015.  We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues.  As a result, changes in the strategies of Wal-Mart or any of our other largest customers, including a reduction in the number of brands they carry or of shelf space they dedicate to private label products, could materially harm our net sales and profitability. In addition, certain of our product lines are concentrated with certain customers.  Moreover, the use of evolving technology by our customers to develop more complex pricing models may lead to category pricing pressures.  If we were to lose a significant customer due to customer service levels or real or perceived product quality or appearance issues, this could also have a material adverse effect on our business, financial condition and results of operations.

Moreover, our business is based primarily upon individual sales orders as we rarely enter into long-term contracts with our customers and most customer agreements include customer termination rights after short notice.  Accordingly, these customers could reduce their purchasing levels or cease buying products from us at any time and for any reason.  If we lose a significant customer or if sales of our products to a significant customer materially decrease, it could have a material adverse effect on our business, financial condition and results of operations.

•	Changes in the policies of our retailer customers and increasing dependence on key retailer customers in developed markets may adversely affect our business.

In recent years, retailer consolidation both in the U.S. and internationally has increased.  This trend has resulted in the increased size and influence of large consolidated retailer customers, who may demand lower pricing, special packaging or impose other requirements on us.  These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship.  Some of our customers, particularly our high-volume retail store customers, have sought to obtain pricing and other concessions and better trade terms.  To the extent we provide concessions or better trade terms to those customers, our margins are reduced.  Further, if we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors, which would harm our sales and profitability.  In addition, reductions in inventory by our customers, including as a result of consolidations in the retail industry, or these customers managing their working capital requirements, could result in reduced orders for our products and adversely affect our results of operations for the financial periods affected by the reductions.

Protracted unfavorable market conditions have caused many of our customers to more critically analyze the number of brands they sell, and reduce or discontinue certain of our product lines, particularly those products that were not number one or two in their category.  If this continues to occur and we are unable to improve distribution for those products at other customers, our results could be adversely affected.

In addition, private label products sold by retail trade chains are typically sold at lower prices than branded products.  As consumers look for opportunities to decrease discretionary spending, our customers have discontinued or reduced distribution of some of our products to encourage those consumers to purchase the customers’ less expensive and, in some cases, more profitable private label products (primarily in the dietary supplements, diagnostic kits and oral analgesics categories).  To the extent customers discontinue or reduce distribution of our products or these products are adversely affected by customers’ actions to increase shelf space for their private label products, we would seek to improve distribution with other customers.  However, if our efforts are not effective, our sales growth and other results, as well as our market share, could be adversely affected.

•

A continued shift in the retail market from food and drug stores to club stores, dollar stores and mass merchandisers, internet-based retailers and subscription services could cause our sales to decline.

Our performance depends upon the general health of the economy and of the retail environment in particular, and could be significantly harmed by changes affecting retailing and the financial difficulties of our retailer customers.  Consumer products, such as those marketed by us, are increasingly being sold by club stores, dollar stores, mass merchandisers and internet-based retailers.  Sales of our products remain strongest in the traditional mass merchandiser, food and drug retail stores, and our products are also being sold in club stores and dollar stores channels. Additionally, certain consumer products are now offered through internet-based subscription services or buying clubs.  Although we have taken steps to improve, and have seen improvement in, sales to club stores, dollar stores and internet-based retailers, and are engaged in e-commerce with respect to our TOPPIK, VIVISCAL, and WATERPIK brands, if the current trend continues and we are not successful in further improving sales to these channels, our financial condition and operating results could suffer.  In addition, the growth of the alternative retail channels that are focused on limiting the number of items they sell and selling predominantly private label products may reduce our ability to market and sell our products through such retailers. The retail environment is changing with the growth of alternative retail channels and this could significantly change the way traditional retailers do business. If these alternative retail channels were to take significant market share away from traditional retailers and/or we are not successful in these alternative retail channels, our margins and results of operations may be negatively impacted.

•	Market category declines and changes to our product and geographic mix may impact the achievement of our sales growth targets, planned pricing and financial results.

A significant percentage of our revenues come from mature markets that are subject to high levels of competition.  During 2017, approximately 83% of our sales were generated in U.S. markets.  U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, dietary supplements, antiperspirants and deodorants.  Our ability to achieve unit sales growth in domestic markets will depend on increased use of our products by consumers relative to competitors’ products, our ability to drive growth through product innovation in existing and new product categories, investment in our established brands and enhanced merchandising and our ability to capture market share from our competitors. Our ability to quickly innovate in order to adapt our products to meet changing consumer demands is essential, especially in light of e-commerce significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. This risk is further heightened by the continued evolution of consumer needs, habits and preferences as a result of shifts in U.S. demographics, reflecting various factors including cultural and socioeconomic changes.   If we are unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that expand our product categories and develop, acquire or successfully launch new products, we may not achieve our sales growth objectives.  Even if we are successful in increasing sales within our product categories, a continuing or accelerating decline in the overall markets for our products could have a negative impact on our financial results.

•

If new products and product line extensions do not gain widespread customer acceptance or are otherwise discontinued, or if they cause sales of existing products to decline, our financial performance could decline.

Our future performance and growth depends on our ability to successfully identify, develop and introduce new products and product line extensions.  We cannot be certain that we will achieve our innovation goals.  The successful development and introduction of new products involves substantial research, development, marketing and promotional expenditures, which we may be unable to recover if the new products do not gain widespread market acceptance.  New product development and marketing efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks.  These risks include product development or launch delays, competitor actions, regulatory approval hurdles and the failure of new products and line extensions to achieve anticipated levels of market acceptance.  In addition, if sales generated by new products result in a concomitant decline in sales of existing products, our financial performance could be harmed.

Each year, we introduce new products, including launches into new “white space” categories, across the majority of our marketed brands.  Historically, new product acceptance has generally been widespread across the retailer base.  There is no assurance, however, that our customers and consumers will continue to purchase these new products.  If new products are not successful in generating sales growth, our financial results could suffer.  From time to time, we have discontinued certain products and product lines, which resulted in returns from customers, asset write-offs and shutdown costs.  We may suffer similar adverse consequences in the future to the extent we discontinue products that do not meet retailer or consumer expectations or no longer satisfy consumer demand.

•	Cost overruns and delays, regulatory requirements, and miscalculations in capacity needs with respect to our expansion projects and manufacturing facilities could adversely affect our business.

From time to time, we initiate expansion projects with respect to our facilities.   As is customary with large construction projects, these projects are subject to risks of, and we have from time to time experienced, delay or cost overruns resulting from numerous factors, including the following: shortages of equipment, materials or skilled labor; work stoppages; unscheduled delays in the delivery of ordered materials and equipment; unanticipated cost increases; difficulties in obtaining necessary permits or in meeting permit conditions; difficulties in meeting regulatory or quality requirements or obtaining regulatory approvals; availability of suppliers to certify equipment for existing and enhanced regulations; design and engineering problems; and failure or delay of third party service providers, civil unrest and labor disputes. Significant cost overruns or delays in completing a project, or the miscalculations of our anticipated capacity needs could have a material adverse effect on our return on investment, results of operations and cash flows.  If we were to experience delays or cost overruns in the future it could result in product allocation and retailer frustration, the loss of a significant customer or customers, or if sales of any of our products were to materially decrease due to customer service levels or real or perceived product quality or appearance issues, this could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the supply of our products depends on the uninterrupted efficient operation of our manufacturing facilities and ability to meet customer service levels.  Many of our manufacturing processes are complex and present difficult technical challenges to obtain the manufacturing yields necessary to operate profitably.  In addition, our manufacturing processes may require complex and specialized equipment which can be expensive to repair or replace with required lead times of up to a year.

The manufacturing of certain of our products is concentrated in one or more of our plants or contract manufacturers, with limited alternate facilities.  Any event that negatively impacts manufacturing facilities, manufacturing systems or equipment, or contract manufacturers or suppliers could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products.  Our revenues from the affected products would decline and we could incur losses until such time as we or our contract manufacturers are able to restore production processes or are able to put in place alternative contract manufacturers or suppliers.

•	Our reliance on a limited number of suppliers, including sole source suppliers for certain products, could materially and adversely affect our operations and financial results.

We rely on a limited number of suppliers for certain of our commodities and raw materials, including sole source suppliers for certain of our raw materials, packaging, product components, finished products and other necessary supplies.  New suppliers have to be qualified pursuant to our standards, and may also have to be qualified under governmental and industry standards and any other standards of our customers, which can require additional investment and time.  We may be unable to qualify any needed new suppliers or maintain supplier arrangements and relationships based on a variety of factors; we may be unable to contract with suppliers at the quantity, quality and price levels needed for our business; certain of our suppliers may not meet the standards of our customers or licensors; or certain of our key suppliers may become insolvent or experience other financial distress.  If any of these events occurs and we have failed to identify and qualify an alternative vendor, then we may be unable to meet our contractual obligations and customer expectations, which could damage our reputation and result in lost customers and sales, or we may incur higher than expected expenses, either of which could materially and adversely affect our business, operations and results of operations.

•

Volatility and increases in the price of raw and packaging materials or energy costs could erode our profit margins, which could harm operating results, and efforts to hedge against raw material price increases may adversely affect our operating results if raw material prices decline.

The principal raw materials and packaging used by us include surfactants (cleaning agents), paper products and resin-based molded components.  Volatility and increases in the price of raw materials, or increases in the costs of energy, shipping and other necessary services, could significantly affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies, such as in manufacturing and distribution.  Historically, we have attempted to address such price increases through cost reduction programs and price increases of our products, entering into pre-buying or locked-in pricing arrangements with certain suppliers and entering into hedge agreements.  There is no assurance, however, that we will be able to fully offset any price increases, especially given the competitive environment.  In addition, volatility in certain commodity markets could significantly affect our production cost and, therefore, harm our financial condition and operating results.

From time to time, we use hedge agreements to mitigate the volatility of commodities and diesel fuel prices.  The hedge agreements are designed to add stability to product costs, enabling us to make pricing decisions and lessen the economic impact of abrupt changes in prices over the term of the contract.  However, in periods of declining fuel prices, the hedge agreements can have the effect of locking us in at above-market prices.

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

Our financial success is directly dependent on the reputation and success of our brands, particularly the ARM & HAMMER, OXICLEAN, TROJAN, L’IL CRITTERS and VITAFUSION and WATERPIK brands.  The effectiveness of these brands could suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.  Further, our results could be adversely affected if one or more of our other leading brands suffers damage to its reputation due to real or perceived, sustainability, quality or safety issues.

Additionally, claims made in our marketing campaigns may become subject to litigation alleging false advertising, which, if successful, could cause us to alter our marketing plans and may materially and adversely affect sales or result in the imposition of significant damages against us, or other customer or consumer dissatisfaction, especially if such dissatisfaction were to be broadly disseminated, including through the use of social media.

Widespread use of social media and networking sites by consumers has greatly increased the speed and accessibility of information dissemination.  Negative or inaccurate posting or comments about us in the media or on any social networking website, whether accurate or inaccurate, or the disclosure of non-public sensitive information through social media, could generate adverse publicity that could damage the reputation of our brands.  In addition, given the association of our individual products with us, an issue with one of our products could negatively affect the reputation of our other products, or us as a whole, thereby potentially adversely impacting our financial results.

•	Product liability claims and withdrawals or recalls could adversely affect our sales and operating results and the reputation of our brands.

From time to time, we are subject to product liability claims.  We may be required to pay for losses or injuries actually or purportedly caused by our products, including losses or injuries caused by raw materials or other components provided by third party suppliers that are included in our products.  Claims could be based on allegations that, among other things, our products contain contaminants, are improperly labeled or designed, or provide inadequate instructions regarding their use or inadequate warnings concerning interactions with other substances.  Whether or not successful, product liability claims could result in negative publicity that could harm our sales and operating results and the reputation of our brands.  In addition, if one of our products is found to be defective or non-compliant with applicable rules or regulations, we could be required to withdraw or recall it, which could result in adverse publicity and significant expenses.  Although we maintain product liability and product recall insurance coverage, potential product liability claims and withdrawal and recall costs may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on our business, operating results and financial condition.

•	Environmental matters create potential liability risks.

We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances.  A release of such substances due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties.  We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations.  It is possible that we could become subject to other environmental remediation costs and liabilities in the future that could have a material adverse effect on our results of operations or financial condition.

•	From time to time, we are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

We, in the ordinary course of our business are, and from time to time, may become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings, including, without limitation, those relating to, commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance-related matters.  Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions may not be reasonably predictable and any related damages may not be estimable.  Certain pending or future legal actions, for example, the matter described under “Item 3 Legal Proceedings - Scantibodies Laboratory, Inc.” below, could result in an adverse outcome for us, and any such adverse outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

•	Current and future laws and regulations in the countries in which we and our suppliers operate could expose us to increased costs and other adverse consequences.

The manufacturing, processing, formulation (including stability), packaging, labeling, marketing, distribution and sale of our products are subject to regulation by federal agencies, including the FDA, the FTC, the EPA and the CPSC.  In addition, our and our suppliers’ operations are subject to the oversight of the Occupational Safety and Health Administration and the National Labor Relations Board.  Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products are sold.

In particular, the FDA regulates the formulation, safety, manufacturing, packaging, labeling and distribution of condoms, home pregnancy and ovulation test kits, battery operated toothbrushes, over-the-counter pharmaceuticals and dietary supplements, including vitamins and minerals.  The FDA also exercises oversight over cosmetic products such as depilatories.  In addition, under a memorandum of understanding between the FDA and the FTC, the FTC has jurisdiction with regard to the promotion and advertising of these products, and the FTC regulates the promotion and advertising of our other products as well.  As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that we and our suppliers use to manufacture regulated products and may identify compliance issues that would require us and our suppliers to make certain changes in our manufacturing facilities and processes.  The failure of a facility to be in compliance may lead to regulatory action against the products made in that facility, including seizure, injunction or recall, as well as to possible action against the owner of the facility/manufacturer.  We may be required to make additional expenditures to address these issues or possibly stop selling certain products until the compliance issue has been remediated.  As a result, our business could be adversely affected.

Likewise, any future determination by the FDA or a similar foreign agency, or by us in reviewing our compliance with applicable rules and regulations, that our products or quality systems do not comply with applicable regulations could result in future compliance activities, including product withdrawals or recalls, import detentions, injunctions preventing the shipment of products, or other enforcement actions.  For example, the FDA may determine that a particular claim that we use to support the marketing of a product is not substantiated, may not accept the evidence of safety for a new product that we may wish to market, may challenge the safety or effectiveness of existing products based on, among other things, changes in formulations, inadequate stability or “shelf-life,” consumer complaints, or improper labeling, and may determine that our dietary supplement business manufacturing, packaging, labeling and holding operations do not comply with cGMPs.  Similarly, we may identify these or other issues in internal compliance reviews of our operations and the operations and products of vendors and acquired companies.  These other issues may include the identification of contaminants or non-compliant levels of particular ingredients.  Any of the foregoing could subject us to adverse publicity, force us to incur unanticipated costs and have a material adverse effect on our business, financial condition and results of operations.

From time to time, Congress, the FDA, the FTC, the Commission or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable, or impose more stringent interpretations of current laws or regulations.  For example, we are subject to regulations regarding the transportation, storage or use of certain chemicals to protect the environment, as well as the Commission’s rules with respect to “conflict minerals.” Additionally, recent reform proposals have introduced greater uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, in addition to the major changes to U.S. tax law recently signed into law.  Major developments in trade relations could have a material effect on our balance sheet and results of operations.  We are not able to predict the nature of these changes or of such future laws, regulations, repeals or interpretations or to predict the effect additional or shifting governmental regulation, when and if it occurs, would have on our business in the future.  Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, expanded adverse event reporting or other new requirements.  Any such developments could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.

•	We are subject to risks related to our international operations that could adversely affect our results of operations.

Our international operations subject us to risks customarily associated with foreign operations, including:

•	currency fluctuations;
•	import and export license and taxation requirements and restrictions;
•	trade restrictions, including local investment or exchange control regulations;
•	changes in tariffs and taxes;
•

the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to us by foreign governments, and the determination of the U.S. Internal Revenue Service (the “I.R.S.”) regarding the applicability of certain regulations, including the Foreign Account Tax Compliance Act, to our international transactions;

•	the possibility of expropriation, confiscatory taxation or price controls;
•	restrictions on or the costs related to repatriating foreign profits back to the U.S.;
•	political or economic instability, and civil unrest;
•	disruptions in the global transportation network, such as work stoppages, strikes or shutdowns of ports of entry or such other transportation sources, or other labor unrest;
•	compliance with laws and regulations concerning ethical business practices, including without limitation, the U.S. Foreign Corrupt Practices Act and United Kingdom Bribery Act;
•	difficulty in enforcing contractual and intellectual property rights;
•	regulatory requirements for certain products; and
•	difficulties in staffing and managing international operations.

In addition, changes as result of the United Kingdom’s decision to exit the European Union could subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom, increased foreign exchange volatility with respect to the British pound and additional legal and economic uncertainty.  Moreover, there may be additional shifts in U.S. foreign, trade, economic and other policies that may materially affect our foreign operations and our ability to market our products in certain international markets.  All of the foregoing risks could have a significant impact on our ability to commercialize our products on a competitive basis in international markets and may have a material adverse effect on our results of operations or financial position.  In all foreign jurisdictions in which we operate, we are subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions.

•	Our business is exposed to domestic and foreign currency fluctuations that could have a material adverse effect on our business, financial condition and results of operations.

Approximately 17% of our net sales in 2017 were to customers outside the U.S.  We are exposed to foreign currency exchange rate risk (both transaction and translation) with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar.  Outside of the U.S., sales and costs are denominated in a variety of currencies, including the Canadian Dollar, Euro, Pound, Brazilian Real, Mexican Peso, Chinese Yuan and Australian Dollar.  A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease operating profits and cash flow.  Changes in currency exchange rates may also affect the relative prices at which we purchase materials and services in foreign markets.  Although we, from time to time, enter into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed intercompany sales or purchases denominated in the U.S. Dollar, Canadian Dollar, Pound and Euro, foreign currency fluctuations could have a material adverse effect on our business, financial condition and results of operations.

•	Our failure to expand in existing geographic locations or enter new geographic locations could have a material adverse effect on the growth of our business, sales and results of operations.

Our ability to continue to grow our sales and profits is dependent on expanding in the locations in which we already do business and entering into new geographic locations, both of which would require significant resources and investments which would affect our risk profile. The failure to successfully enter into or expand our business in such locations could materially affect the growth of our business, sales and results of operations.

•	We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

We seek to acquire or invest in businesses that offer products, services or technologies that are complementary.  We have made 14 acquisitions in the past 14 years.

We may make additional acquisitions or substantial investments in complementary businesses or products in the future.  Those acquisitions may be significantly larger than the ones completed in the past and may require the Company to increase its levels of debt, potentially resulting in the Company being assigned a lower credit rating.  However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. In recent periods, competition from other consumer products companies that are seeking similar opportunities has been particularly strong, and valuations for potential acquisition assets have been high, which has placed pressure on our ability to identify, structure and execute transactions.  In addition, all acquisitions and investments entail various risks, including the difficulty of entering new markets or product categories, the challenges of integrating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and the ongoing business of the acquired company, the need to review and, if necessary, upgrade processes of the acquired company to conform to our own processes and applicable legal and regulatory requirements, and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. Any of these risks may divert management and other resources, require us to incur unanticipated costs or delay the anticipated positive impact on our business and results of the acquisition.  The risks associated with assimilation are increased to the extent we acquire businesses that have stand-alone operations that cannot easily be integrated or operations or sources of supply outside of the U.S. and Canada, for which products are manufactured locally by third parties.  These factors could harm our financial condition and operating results.  Larger acquisitions, such as our acquisition of the WATERPIK brand in 2017, may require us to significantly increase our levels of debt.

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

•

Our substantial indebtedness and our financial covenants could adversely affect our operations and financial results and prevent us from fulfilling our obligations, and we may incur substantially more debt in the future, which could exacerbate these risks.

As of December 31, 2017, we had approximately $2,374 million of total consolidated indebtedness net of debt issuance costs.  This amount of indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our cash obligations;

•	limiting our ability to fund potential acquisitions;
•

requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of cash flow to fund working capital requirements, capital expenditures and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, general adverse economic conditions or changes in our business and the industry in which we operate; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt.

Additionally, our credit facility is subject to certain financial and other customary covenants.  In the event of a breach of those covenants, our lenders under the credit facility may be entitled to accelerate the related debt (and any lenders in respect of any other debt to which a cross-default provision applies may be entitled to accelerate such other debt), and we could be required to seek amendments or waivers under the debt instruments or to refinance the debt.

Moreover, we may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes.  For example, we substantially increased our indebtedness in order to finance the acquisition of Waterpik in 2017.  If additional new debt is added to the current debt levels, the related risks that we now face could intensify.  A substantial increase in our indebtedness could also have a negative impact on our credit rating. In this regard, failure to maintain our credit ratings could adversely affect the interest rate available to us in future financings, as well as our liquidity, competitive position and access to capital markets.  Any decision regarding future borrowings will be based on the facts and circumstances existing at the time, including market conditions and our credit rating.

•	We may not have sufficient cash flow to service our indebtedness or fund capital expenditures.

Our ability to repay and refinance our indebtedness and to fund capital expenditures depends primarily on our cash flow.  Cash flow is often subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control, and such factors may limit our ability to repay indebtedness and fund capital expenditures.  A failure to service our indebtedness or obtain additional financing as needed could have a material adverse effect on our business, operating results and financial condition.

•

We rely significantly on information technology.  Any inadequacy, interruption, theft or loss of data, malicious attack, integration failure, failure to maintain the security, confidentiality or privacy of sensitive data residing on our systems or other security failure of that technology could harm our ability to effectively operate our business and damage the reputation of our brands.

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

Increased information technology security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of our information technology systems, networks, and services, and those of our customers and other business partners, as well as the confidentiality, availability, and integrity of our data, and the data of our customers and other business partners.  As a result, our information technology systems, networks or service providers could be damaged or cease to function properly or we could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches.  Although we have business continuity plans in place and have implemented a breach response plan to address service interruptions, if these plans do not provide effective alternative processes on a timely basis, we may suffer interruptions in our ability to manage or conduct our operations which may adversely affect our business. We cannot guarantee that our security efforts will prevent attacks and resulting breaches or breakdowns of our, or our third-party service providers’ databases or systems since the techniques used in these attacks change frequently and may be difficult to detect for periods of time.  In addition, although we have policies and procedures in place governing the secure storage of personal information collected by us or our third-party service providers, data breaches due to human error or intentional or unintentional conduct may occur in the future.  We may need to expend additional resources in the future to continue to protect against, or to address problems caused by any business interruptions or data security breaches.

Any business interruptions or data security breaches, including cyber security breaches resulting in private data disclosure of personal data, could result in lawsuits or regulatory proceedings, damage our reputation or adversely impact our results of operations and cash flows.

In addition, we from time to time need to upgrade our information technology systems. If a new system does not function properly, it could affect our ability to order supplies, process and deliver customer orders and process and receive payments for our products. This could adversely impact our results of operations and cash flows.

•	There can be no guarantee that we will continue to make dividend payments or repurchase the Common Stock at sustained levels or at all.

Although the Board has authorized new share repurchase programs in each of 2015, 2016 and 2017 and recently increased the amount of the quarterly cash dividends payable on the Common Stock, any Board determinations to continue to repurchase the Common Stock or to continue to pay cash dividends on the Common Stock, in each case at levels consistent with recent practice or at all, will be based primarily upon our financial condition, results of operations, business requirements, price of the Common Stock in the case of the repurchase programs, and the Board’s continuing determination that the repurchase programs and the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs.  In the event we do not declare a quarterly dividend, or discontinue our share repurchases, our stock price could be adversely affected.

•	Volatility in the financial markets may negatively impact our ability to access the credit markets.

Over the years, the banking system and financial markets have experienced severe disruption, including, among other things, bank failures and consolidations, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations and fluctuations in foreign currency exchange rates.  These conditions present the following risks to us, among others:

We are dependent on the continued viability of the financial institutions that participate in the syndicate that is generally obligated to fund our $1 billion unsecured revolving credit facility dated December 4, 2015 (as amended, the “Credit Agreement”).  In addition, the Credit Agreement includes a “commitment increase” feature that enables us to increase the amount of our borrowing under the Credit Agreement, subject to lending commitments and certain conditions.  Any disruption in the credit markets could limit the availability of credit or the ability or willingness of financial institutions to extend credit, which could adversely affect our liquidity and capital resources.

Our short- and long-term credit ratings affect our borrowing costs and access to financing.  A downgrade in our credit ratings, as a result of a substantial increase in our indebtedness or otherwise, would increase our borrowing costs and could affect our ability to issue commercial paper.  Disruptions in the commercial paper market or other effects of volatile economic conditions on the credit market also could raise our borrowing costs for both short- and long-term debt offerings.  Either scenario could adversely affect our liquidity and capital resources.  Failure to maintain our credit ratings could adversely affect the interest rate in future financings, liquidity, competitive position and access to capital markets.

Although we believe that our operating cash flows, together with our access to the credit markets, provides us with significant discretionary funding capacity, the inability of one or more institutions to fulfill funding obligations under the Credit Agreement could have a material adverse effect on our liquidity and operations.

•	Changes in tax laws and regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and operating results.

Our future effective tax rate could be affected by changes in tax laws and regulations or their interpretation, changes in the mix of earnings in countries with differing statutory tax rates, or changes in the valuation of deferred tax assets and liabilities.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  If the actual amount of our future taxable income is less than the amount we are currently projecting with respect to specific tax jurisdictions, or if there is a change in the time period within which the deferred tax asset becomes deductible, we could be required to record a valuation allowance against our deferred tax assets.  The recording of a valuation allowance would result in an increase in our effective tax rate, and would have an adverse effect on our operating results.  In addition, changes in statutory tax rates may change our deferred tax assets or liability balances, which would have either a favorable or unfavorable impact on our effective tax rate.  Major developments in tax policy or trade relations could have a material adverse effect on our business, results of operations and liquidity.

•

Newly enacted laws, such as the Tax Cuts and Jobs Act, or regulations and future changes in the U.S. taxation of businesses may impact our effective tax rate or may adversely affect our business, financial condition and operating results.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including a reduction in the statutory corporate income tax rate to 21%, a new limitation on the deductibility of business interest expense, restrictions on the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017 and changes to the taxation of income earned from foreign sources and foreign subsidiaries (including requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries).  The Tax Cuts and Jobs Act also authorizes the Treasury Department to issue regulations with respect to the new provisions.  We cannot predict how the changes in the Tax Cuts and Jobs Act, regulations, or other guidance issued under it or conforming or non-conforming state tax rules might affect us or our business.  In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, would not undergo significant changes in the near future.

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

•

Failure to effectively utilize or successfully assert intellectual property rights, and the loss or expiration of such rights, could materially adversely affect our competitiveness.  Infringement by us of third-party intellectual property rights could result in costly litigation and/or the modification or discontinuance of our products.

The market for our products depends to a significant extent upon the value associated with our trademarks and brand names, including ARM & HAMMER, TROJAN, OXICLEAN, L’IL CRITTERS, VITAFUSION and WATERPIK.  We own the material trademarks and brand names used in connection with the marketing and distribution of our major products both in the U.S. and in other countries.  In addition, we hold several valuable patents on our products, which we believe serve as an effective barrier to entry for new competitors.  Accordingly, we rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  Although most of our material intellectual property is registered in the U.S. and in certain foreign countries in which we operate, we cannot be sure that our intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.  We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights.  In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the U.S.  If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales.  Our failure to perfect or successfully assert intellectual property rights could make us less competitive and could have a material adverse effect on our business, operating results and financial condition.  Also, our patents are granted for a term of 20 years from the date the patent application is filed.  We do not consider any single patent to be material to the business as a whole.

In addition, if our products are found to infringe intellectual property rights of others, the owners of those rights could bring legal actions against us claiming substantial damages for past infringement and seeking to enjoin manufacturing and marketing of the affected products.  If these legal actions are successful, in addition to any potential liability for damages from past infringement, we could be required to obtain a license in order to continue to manufacture or market the affected products, potentially adding significant costs.  We might not prevail in any action brought against us or we may be unsuccessful in securing any license for continued use and therefore have to discontinue the marketing and sale of a product.  This could make us less competitive and could have a material adverse impact on our business, operating results and financial condition.

•	Impairment of our goodwill and other intangible assets may result in a reduction in net income.

We have a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived assets, which are periodically evaluated for impairment in accordance with current accounting standards.  Declines in our profitability and/or estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets and market discount rates, has resulted in impairment charges from time to time, and may result in future impairment charges, which could reduce our net income and otherwise have an adverse impact on operating results.

•	Our operations and the operations of our third party manufacturers, suppliers and customers may be subject to disruption from events beyond our or their control.

Our operations, as well as the operations of our third party manufacturers, suppliers and customers, may be subject to disruption from a variety of causes, including work stoppages, material shortages, financial difficulties, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters.  If a major disruption were to occur, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations, any of which could have a material adverse effect on our business.

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

We lease a 250,000 square foot building in Ewing, New Jersey for our global corporate headquarters.  The lease expires in 2033, subject to two 10-year extension terms at our option.  Our aggregate lease commitment is approximately $90 million over the remainder of the lease term.  In addition, we own a 127,000 square feet facility in Princeton, New Jersey which is occupied by our research and development and SPD personnel.

We also own or lease an additional 4,800,000 square feet of manufacturing, distribution and office space throughout the U.S. and approximately 791,000 square feet for our international operations in various cities and locations outside of the U.S. We also lease approximately 53,000 square feet of manufacturing space in the U.S. with one of our joint venture partners, Armand. In the U.S., we own or lease 12 manufacturing facilities, 11 warehouses and two offices in 11 different states. In addition, we own or lease six manufacturing facilities, six warehouses and nine offices in 13 different countries outside of the U.S.  Many of our domestic and international sites manufacture and distribute products for multiple segments of our business.  Consumer Domestic products are manufactured or distributed by 19 of these locations, 12 of which we own and seven of which we lease. Consumer International products are manufactured or distributed by 24 of these locations, 14 of which we own and 10 of which we lease. SPD products are manufactured or distributed by 14 of these locations, 10 of which we own and four of which we lease. We believe that our operating and administrative facilities are adequate and suitable for the conduct of our business.  We also believe that our production facilities are suitable for current manufacturing requirements for our consumer and specialty products businesses.  In addition, the facilities possess a capacity sufficient to accommodate our estimated increases in production requirements over the next several years, based on our current product lines.

ITEM 3.	LEGAL PROCEEDINGS

General

The Company, in the ordinary course of our business are the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings from time to time, including, without limitation, those relating to, commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance related matters.  Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions may not be reasonably predictable and any related damages may not be estimable.  Certain legal actions, including the one described below, could result in an adverse outcome for us, and any such adverse outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
	2017			2016
Common Stock Price Range and Dividends	Low	High	Dividend	Low	High	Dividend
1st Quarter	$43.26	$50.73	$0.190	$38.42	$46.36	$0.178
2nd Quarter	$48.42	$54.18	$0.190	$45.10	$53.68	$0.178
3rd Quarter	$47.68	$54.00	$0.190	$46.63	$52.28	$0.178
4th Quarter	$43.21	$50.59	$0.190	$42.56	$48.70	$0.178
Full Year	$43.21	$54.18	$0.76	$38.42	$53.68	$0.71

Based on composite trades reported by the New York Stock Exchange and dividends paid for each fiscal quarter for the years ended December 31, 2017 and 2016.

Approximate number of record holders of our Common Stock as of December 31, 2017: 1,900.

The following graph compares the yearly change in the cumulative total stockholder return on our Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below.  The returns are indexed to a value of $100 at December 31, 2012.  Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

(1)	S&P 500 Household Products Index consists of THE CLOROX COMPANY, COLGATE-PALMOLIVE COMPANY, KIMBERLY-CLARK CORPORATION and P&G.

		INDEXED RETURNS (Years ending)
Company / Index	2012	2013	2014	2015	2016	2017
■ Church & Dwight Co., Inc.	100.00	125.96	152.54	166.92	176.48	203.52
■ S&P 500 Index	100.00	132.38	150.49	152.56	170.79	208.06
■ S&P 500 Household Products Index	100.00	125.07	143.39	136.85	143.45	163.32

Share Repurchase Authorization

On November 1, 2017, the Board authorized a new share repurchase program, under which we may repurchase up to $500.0 in shares of Common Stock (the “2017 Share Repurchase Program”).  The 2017 Share Repurchase Program does not have an expiration and replaced the 2016 Share Repurchase Program.  We also continued our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under our incentive plans.

In 2017, we purchased approximately 8.2 million shares of Common Stock for $400.0, of which $125.0 was purchased under the evergreen share repurchase program, $100.0 was purchased under the 2017 Share Repurchase Program, and $175.0 was purchased under the 2016 Share Repurchase Program.  As a result of our purchases, there remained $400.0 under the 2017 Share Repurchase Program as of December 31, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs(3)
10/1/2017 to 10/31/2017	0	0	0	$500,000,000
11/1/2017 to 11/30/2017	2,224,202	$45.08	2,218,056	$400,000,000
12/1/2017 to 12/31/2017	0	0	0	$400,000,000
Total	2,224,202	$45.08	2,218,056

(1) Includes purchases by us and certain affiliated purchasers within the meaning of Rule 10b-18(a)(3) during the fourth quarter of 2017.

(2) Average price paid per share in the period includes commission.

(3) The 2016 Share Repurchase Program was replaced by the 2017 Share Repurchase Program on November 1, 2017. The evergreen share repurchase program has no specified cap and therefore is not reflected in this column.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes to those statements included in this Annual Report.  The selected historical consolidated financial data for the periods presented have been derived from our audited consolidated financial statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

FIVE‑YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data and employees)

	2017 (1)	2016 (1)	2015 (1)	2014 (1)	2013 (1)
Operating Results
Net Sales	$3,776.2	3,493.1	3,394.8	3,297.6	3,194.3
Marketing expenses	$454.2	427.2	417.5	416.9	399.8
Research and development expenses	$70.8	63.2	64.7	59.8	61.8
Income from Operations (3)	$732.7	724.2	674.2	641.2	622.2
% of Sales	19.4%	20.7%	19.9%	19.4%	19.5%
Net Income (2, 4)	$743.4	459.0	410.4	413.9	394.4
Net Income per Share-Basic (3, 4, 5)	$2.97	1.78	1.57	1.53	1.43
Net Income per Share-Diluted (3, 4, 5)	$2.90	1.75	1.54	1.51	1.40
Financial Position
Total Assets	$6,014.8	4,354.1	4,256.9	4,359.2	4,237.3
Total Debt (2)	$2,374.3	1,120.2	1,050.0	1,086.6	797.3
Total Stockholders' Equity	$2,218.0	1,977.9	2,023.2	2,101.9	2,300.0
Total Debt as a % of Total Capitalization	52%	36%	34%	34%	26%
Other Data
Average Common Shares Outstanding-Basic (5)	250.6	257.6	262.2	270.2	277.2
Cash Dividends Paid	$190.4	183.0	175.3	167.5	155.2
Cash Dividends Paid per Common Share (5)	$0.76	0.71	0.67	0.62	0.56
Stockholders' Equity per Common Share (5)	$8.85	7.68	7.72	7.78	8.30
Additions to Property, Plant & Equipment (6)	$45.0	49.8	61.8	70.5	67.1
Depreciation & Amortization	$125.4	107.6	101.0	91.2	90.5
Employees at Year-End	4,700	4,500	4,406	4,145	4,177
(1)

Period to period comparisons of the data presented above are impacted by the effect of acquisitions and divestitures made by the Company.  For further explanation of the impact of the acquisitions occurring in 2017, 2016, and 2015 refer to Note 6 to the consolidated financial statements.

(2)

2017 results reflect additional debt borrowings of $1,425.0 to fund the Waterpik Acquisition and 2014 results reflect an increase of $300.0 due to the acquisition of assets of Lil’ Drug Store Products, Inc.  The corresponding increase in interest expense is also reflected in the 2017 and 2014 operating results.

(3)

2017 results include a $39.2 pre-tax charge or $0.12 per share to settle an international defined benefit pension plan.  2015 results include an $8.9 pre-tax charge or $0.03 per share to settle an international defined benefit pension plan.

(4)

2017 results include a tax benefit of $272.9 or $1.06 per share due to the enactment of the Tax Cuts and Jobs Act and a tax benefit of $7.6 or $0.03 due to the reversal of a valuation allowance related to the Natronx impairment charge recorded in 2015.  2015 results include a $17.0 or $0.06 per share impairment charge to write-off the remaining investment in Natronx Technologies LLC (“Natronx”).

(5)

On August 4, 2016, we announced a two-for-one stock split of our common stock. Share and per share information has been retroactively adjusted to reflect the stock split which was effected on September 1, 2016.

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

OVERVIEW

Our Business

We develop, manufacture and market a broad range of consumer household and personal care and specialty products focused on animal productivity, chemicals and cleaners.  We focus our consumer products marketing efforts principally on our 11 “power brands.”  These well-recognized brand names include ARM & HAMMER, used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent; TROJAN condoms, lubricants and vibrators; OXICLEAN stain removers, cleaning solutions, laundry detergent, dishwashing detergent and bleach alternatives; SPINBRUSH battery-operated and manual toothbrushes;  FIRST RESPONSE home pregnancy and ovulation test kits; NAIR depilatories; ORAJEL oral analgesic; XTRA laundry detergent; L’IL CRITTERS and VITAFUSION gummy dietary supplements, BATISTE dry shampoos and in 2017 added WATERPIK water flossers and replacement showerheads.

We sell our consumer products under a variety of brands through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar, pet and other specialty stores and websites and other e-commerce channels, all of which sell the products to consumers. We sell our specialty products to industrial customers, livestock producers and through distributors.

We operate our business in three segments: Consumer Domestic, Consumer International and SPD.  The segments are based on differences in the nature of products and organizational and ownership structures.   In 2017, the Consumer Domestic, Consumer International and SPD segments represented approximately 76%, 16% and 8%, respectively, of our consolidated net sales.

2017 Financial Highlights

Key fiscal year 2017 financial results include:

•

2017 net sales grew 8.1% over fiscal year 2016, with gains in all three segments, primarily due to volume growth across all segments, helped in part by the August 2017 acquisition of Waterpik and the May 2017 acquisition of Agro Biosciences in SPD.

•	Gross margin increased 30 basis points to 45.8% in fiscal year 2017 from 45.5% in fiscal year 2016, primarily due to favorable volume and lower manufacturing and commodity costs.
•

Operating margin decreased 130 basis points to 19.4% in fiscal year 2017 from 20.7% in fiscal year 2016, reflecting higher selling, general and administrative expenses (“SG&A”), partially offset by a higher gross margin and slightly lower marketing costs.

•

We reported diluted net earnings per share in fiscal year 2017 of $2.90, an increase of approximately 66% from fiscal year 2016 diluted net earnings per share of $1.75.  The current year includes a one-time favorable adjustment of $1.06 associated with the Tax Cuts and Jobs Act.

•	Cash provided by operations was $681.5, a $26.2 increase from the prior year, due to higher cash earnings partially offset by higher working capital.
•	We returned $590.4 to our stockholders through dividends and share repurchases.

Strategic Goals, Challenges and Initiatives

Our ability to generate sales depends on consumer demand for our products and retail customers’ decisions to carry our products, which are, in part, affected by general economic conditions in our markets. Although our consumer products generally are consumer staples and less vulnerable to decreases in discretionary spending than other products, in 2017, many of the product categories in which we operate continued to experience pricing pressures, and weak or inconsistent consumer demand.  Some customers have responded to economic conditions by increasing their private label offerings (primarily in the dietary supplements, diagnostic kits and

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

oral analgesics categories), and consolidating the product selections they offer to the top few leading brands in each category.  In addition, an increasing portion of our product categories is being sold by club stores, dollar stores, mass merchandisers and internet-based retailers.  These factors have placed downward pressure on our sales and gross margins.

We expect a competitive marketplace in 2018 due to new product introductions by competitors and continuing aggressive competitive pricing pressures.  In this environment, we intend to continue to aggressively pursue several key strategic initiatives: maintain competitive marketing and trade spending, tightly control our cost structure, continue to develop and launch new and differentiated products, and pursue strategic acquisitions.  We also intend to continue to grow our product sales globally and maintain an offering of premium and value brand products to appeal to a wide range of consumers.

There continues to be significant product and price competition in the premium and deep value laundry detergent categories and more recently, product competition in the gummy vitamin category.   For example, in the laundry detergent category, P&G and Henkel, the two largest laundry detergent companies in the U.S., are engaged in aggressive pricing promotions, and retailers are continuing to de-emphasize the deep value tier of laundry detergents, which is where XTRA competes.  In addition, the gummy vitamin category has grown from eight competitors to 30 in the last five years.  We continue to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending. However, there is no assurance the categories will not decline in the future and that we will be able to offset any such decline.

We are continuously focused on strengthening our key brands, such as ARM & HAMMER, OXICLEAN, TROJAN, L’IL CRITTERS and VITAFUSION, BATISTE and WATERPIK, through the launch of innovative new products, which span various product categories, including premium and value household products supported by increased marketing and trade spending.  There can be no assurance that these measures will be successful.

In 2017, we were able to grow market share in seven of 11 of our “power brands” in measured channels.  Our global product portfolio consists of both premium (60% of total worldwide consumer revenue in 2017) and value (40% of total worldwide consumer revenue in 2017) brands, which we believe enables us to succeed in a range of economic environments.  We intend to continue to develop a portfolio of appealing new products to build loyalty among cost-conscious consumers.

Over the past 17 years, we have diversified from an almost exclusively U.S. business to a global company with approximately 17% of sales derived from foreign countries in 2017.  We have operations in six countries (Canada, Mexico, U.K., France, Australia, and Brazil), recently established a subsidiary in Germany and export to over 130 other countries.  In 2017, we benefited from our expanded global footprint; however, we have focused and will continue to focus on selectively expanding our global business.  Net sales generated outside of the U.S. are exposed to foreign currency exchange rate fluctuations as well as political uncertainty which could impact future operating results.

We also continue to focus on controlling our costs.  Historically, we have been able to mitigate the effects of cost increases primarily by implementing cost reduction programs and, to a lesser extent, by passing along some of these cost increases to customers.  We have also entered into set pricing and pre-buying arrangements with certain suppliers and hedge agreements for diesel fuel.  Additionally, maintaining tight controls on overhead costs has been a hallmark of ours and has enabled us to effectively navigate recent challenging economic conditions.

The identification and integration of strategic acquisitions are an important component of our overall strategy.  Acquisitions have added significantly to our sales and profits over the last decade.  This is recently evidenced by our 2015 acquisition of certain assets of Varied Industries Corporation (the “VI-COR Acquisition”), 2016 acquisitions of Spencer Forrest, Inc., the maker of TOPPIK (the “TOPPIK Acquisition”), and the ANUSOL and RECTINOL businesses from Johnson & Johnson (the “ANUSOL Acquisition”) and 2017 acquisitions of VIVISCAL from Lifes2Good Holdings Limited (the “Viviscal Acquisition”), Agro BioSciences, Inc. (the “Agro Acquisition”), and WATERPIK from Pik Holdings, Inc. (the “Waterpik Acquisition”).   However, the failure to effectively integrate any acquisition or achieve expected synergies may cause us to incur material asset write-downs.  We actively seek acquisitions that fit our guidelines, and our strong financial position provides us with flexibility to take advantage of acquisition opportunities.  In addition, our ability to quickly integrate acquisitions and leverage existing infrastructure has enabled us to establish a strong track record in making accretive acquisitions.  Since 2001, we have acquired 10 of our 11 “power brands”.

We believe we are positioned to meet the ongoing challenges described above due to our strong financial condition, experience operating in challenging environments and continued focus on key strategic initiatives: maintaining competitive marketing and trade spending, managing our cost structure, continuing to develop and launch new and differentiated products, and pursuing strategic acquisitions.  This focus, together with the strength of our portfolio of premium and value brands, has enabled us to succeed in a range of economic environments, and is expected to position us to continue to increase stockholder value over the long-term.  Moreover, the generation of a significant amount of cash from operations, as a result of net income and effective working capital management,

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

combined with an investment grade credit rating provides us with the financial flexibility to pursue acquisitions, drive new product development, make capital expenditures to support organic growth and gross margin improvements, return cash to stockholders through dividends and  share buy backs, and reduce outstanding debt, positioning us to continue to create stockholder value.

For information regarding risks and uncertainties that could materially adversely affect our business, results of operations and financial condition, see “Risk Factors” in Item 1A of this Annual Report.

Recent Developments

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly changes the U.S. corporate income tax regime by, among other things, lowering U.S. corporate income tax rates to 21%. However, the Tax Act eliminates the domestic manufacturing deduction and moves toward a territorial system, which also eliminates the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act. There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on a deemed repatriation of historical earnings of foreign subsidiaries. We intend to repatriate some of our non-U.S. earnings and pay the associated repatriation tax.  In addition, the reduction of the U.S. corporate tax rate caused us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net credit of approximately $273 for the quarter and year ended December 31, 2017. The credit is primarily due to the adjustment to the U.S. deferred tax asset and liabilities.

The changes included in the Tax Act are broad and complex. The final transitional impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transitional impacts. The Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of the measurement period.

Accelerated Share Repurchase Program

In December of 2017, we entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase $200 million of the Common Stock.  On January 4, 2018, we paid $200 million to the bank and received a total of 4.1 million shares during the first quarter of 2018.  We used cash on hand plus borrowing to fund the initial purchase price.

Share Repurchase Program

On November 1, 2017, the Board authorized a new share repurchase program, under which we may repurchase up to $500.0 in shares of Common Stock (the “2017 Share Repurchase Program”).  The 2017 Share Repurchase Program does not have an expiration and replaced the 2016 Share Repurchase Program.   We will continue our evergreen share repurchase program, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under our incentive plans.  As a result of the $100 million purchased in the fourth quarter of 2017, there remains $400 million under the 2017 Share Repurchase Program as of December 31, 2017.

Water Pik, Inc. Acquisition

On August 7, 2017, we acquired Pik Holdings, Inc. (“Waterpik”), a water-jet technology company that designs and sells both oral water flossers and replacement shower heads (the “Waterpik Acquisition”).  The total purchase price was $1,024.6 (net of cash acquired), which was subject to a working capital adjustment.  Waterpik’s annual sales were approximately $265.0 for the trailing twelve months through June 30, 2017.  We financed the Waterpik Acquisition with proceeds from our underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes (as defined below) completed on July 25, 2017.  Subsequent to the Waterpik Acquisition, Waterpik is managed by the Consumer Domestic and Consumer International segments.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Agro BioSciences, Inc. Acquisition

On May 1, 2017, we acquired Agro BioSciences, Inc. (the “Agro Acquisition”), an innovator and leader in developing custom probiotic products for poultry, cattle and swine.  The total purchase price was approximately $75.0, which was subject to a working capital adjustment, and an additional payment of up to $25.0 after three years based on sales performance. Agro BioSciences, Inc.’s annual sales were approximately $11.0 in 2016.  The acquisition was funded with short-term borrowings and is managed by the Specialty Products Division (“SPD”) segment.

Viviscal Acquisition

On January 17, 2017, we acquired the VIVISCAL business from Lifes2Good Holdings Limited for approximately $160.  Viviscal is the number one hair care supplement brand both in the U.S. and the U.K. with global annual sales of $44 in 2016.  This brand is complementary to our global BATISTE dry shampoo and TOPPIK hair care business. The acquisition was funded with short-term borrowings and is managed in the Consumer Domestic and Consumer International segments.

Dividend Increase

On February 5, 2018, the Board of Directors declared a 14% increase in the regular quarterly dividend from $0.19 to $0.2175 per share, equivalent to an annual dividend of $0.87 per share payable to stockholders of record as of February 15, 2018.  The increase raises the annual dividend payout from $190 to approximately $215.

International Pension Plan Termination

In 2016, we authorized the termination of an international defined benefit pension plan under which approximately 336 participants, including 53 active employees, had accrued benefits.  We completed the termination of this plan in the second quarter of 2017.  In addition to plan assets, we made a one-time payment of $7.5 to purchase annuities for participants.  We recorded a one-time SG&A expense of $39.2 ($31.5 after tax) in the Consumer International segment in the second quarter of 2017.  This expense primarily included the effect of the additional cash payment required at settlement and pension settlement accounting rules which require accelerated recognition of actuarial losses that were to be amortized over the expected benefit lives of participants.  As of June 30, 2017, we had no further obligations with respect to material defined benefit pension plans.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  By their nature, these judgments are subject to uncertainty.  They are based on our historical experience, our observation of trends in industry, information provided by our customers and information available from other outside sources, as appropriate.  Our significant accounting policies and estimates are described below.

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of our revenue represents sales of finished goods inventory and is recognized when received or picked up by our customers.  The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers).  All such costs are netted against sales.  Slotting costs are recorded when the product is delivered to the customer.  Cooperative advertising costs are recorded when the customer places the advertisement for our products.  Discounts relating to price reduction arrangements are recorded when the related sale takes place.  Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold.  We rely on historical experience and forecasted data to determine the required reserves.  For example, we use historical experience to project coupon redemption rates to determine reserve requirements.  Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, an approximately $3.4 difference in the reserve required for coupons would result.  With regard to other promotional reserves and sales returns, we use experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required.  If our estimates for promotional activities and sales returns were to change by 10% the impact to promotional spending and sales return accruals would be approximately $7.8.  While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations.  During the twelve months ended December 31, 2017, 2016 and 2015, we reduced promotion liabilities by approximately $0.6, $5.4 and $4.3, respectively, based on a change in estimate as a result of actual experience and updated information.  These adjustments are immaterial relative to the amount of trade promotion expense incurred annually by us.

Impairment of goodwill, trade names and other intangible assets

Carrying values of goodwill, trade names and other indefinite lived intangible assets are reviewed periodically for possible impairment.  For finite intangible assets, we assess business triggering events.  Our impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate.  Management uses estimates based on expected trends in making these assumptions.  With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit.  For trade names and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Judgment is required in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.  The result of our annual goodwill impairment test determined that the estimated fair value substantially exceeded the carrying values of all reporting units.  In addition, there were no goodwill impairment charges for each of the years in the three-year period ended December 31, 2017.

Fair value for indefinite lived intangible assets was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  We determined that the fair value of all other intangible assets for each of the years in the three-year period ended December 31, 2017 exceeded their respective carrying values based upon the forecasted cash flows and profitability. There is a personal care trade name that, based on recent performance, has experienced sales and profit declines that have eroded a significant portion of the excess between fair and carrying value which could potentially result in an impairment of the asset. In 2017, this excess has been reduced to approximately $34.0 or 12% due in large part to an increased competitive market environment therefore resulting in reduced cash flow projections. As a result, this indefinite-lived intangible asset is more susceptible to impairment risk. While management can and has implemented strategies to address the risk, significant changes in operating plans or adverse

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of this asset.

It is possible that our conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) the businesses or brands do not perform as projected, (ii) overall economic conditions in 2018 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.  A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

Inventory valuation

When appropriate, we write down the carrying value of our inventory to the lower of cost or market (net realizable value, which reflects any costs to sell or dispose).  We identify any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value.  The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for our products, technological changes, and new product introductions.  In addition, our allowance for obsolescence may be impacted by the reduction of the number of stock keeping units (SKUs).  We evaluate our inventory levels and expected usage on a periodic basis and record adjustments as required.  Adjustments to inventory to reflect a reduction in net realizable value were $12.8 at December 31, 2017, $10.5 at December 31, 2016, and $12.6 at December 31, 2015.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled.  Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized.  We record liabilities for potential assessments in various tax jurisdictions under U.S. GAAP guidelines.  The liabilities relate to tax return positions that, although supportable by us, may be challenged by the tax authorities and do not meet the minimum recognition threshold required under applicable accounting guidance for the related tax benefit to be recognized in the income statement.  We adjust this liability as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations.  Many of the judgments involved in adjusting the liability involve assumptions and estimates that are highly uncertain and subject to change.  In this regard, settlement of any issue, or an adverse determination in litigation, with a taxing authority could require the use of cash and result in an increase in our annual tax rate.  Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to our annual tax rate.

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2017.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment.  The discussion of our consolidated results of operations and segment operating results is presented on a historical basis for the years ended December 31, 2017, 2016, and 2015.  The segment discussion also addresses certain product line information.  Our operating units are consistent with our reportable segments.

Consolidated results

2017 compared to 2016

	Twelve Months Ended	Change vs.	Twelve Months Ended
	December 31, 2017	Prior Year	December 31, 2016
Net Sales	$3,776.2	8.1%	$3,493.1
Gross Profit	$1,729.6	8.7%	$1,590.6
Gross Margin	45.8%	+30 basis points	45.5%
Marketing Expenses	$454.2	6.3%	$427.2
Percent of Net Sales	12.0%	-20 basis points	12.2%
Selling, General & Administrative Expenses	$542.7	23.6%	$439.2
Percent of Net Sales	14.4%	+180 basis points	12.6%
Income from Operations	$732.7	1.2%	$724.2
Operating Margin	19.4%	-130 basis points	20.7%
Net income per share - Diluted	$2.90	65.7%	$1.75

Net Sales

Net sales for the year ended December 31, 2017 were $3,776.2, an increase of $283.1, or 8.1% compared to 2016 net sales.  The components of the net sales increase are as follows:

Net Sales - Consolidated	December 31, 2017
Product volumes sold	5.0%
Pricing/Product mix	(2.3%)
Foreign exchange rate fluctuations / Other	(—%)
Volume from acquired product lines (1)	5.4%
Net Sales increase	8.1%
(1)

On January 17, 2017, we acquired the Viviscal business (the “Viviscal Acquisition”), on May 1, 2017, we acquired Agro BioSciences, Inc. (the “Agro Acquisition”) and on August 7, 2017, we acquired Waterpik (the “Waterpik Acquisition”).  Net sales of these acquisitions are included in our results since the date of acquisition.  In March 2017, we sold our chemical business in Brazil.

All three segments reported volume increases. Both Consumer Domestic and Consumer International experienced unfavorable price/mix.

Our gross profit for 2017 was $1,729.6, a $139.0 increase compared to 2016.  Gross margin was 45.8% in 2017 compared to 45.5% in 2016, a 30 basis points (“bps”) increase.  The increase is due to the impact of higher margins on acquired businesses representing 80 bps, favorable volume of 70 bps, and lower manufacturing costs of 40 bps, partially offset by unfavorable price/mix of 140 bps (primarily due to higher promotion and coupon costs), higher commodity costs of 30 bps, and the impact of unfavorable foreign exchange rates of 10 bps.  Gross margin in 2016 included a plant impairment charge of 20 bps at an international subsidiary.

Operating Costs

Marketing expenses for 2017 were $454.2, an increase of $27.0 compared to 2016.  Acquired businesses contributed modestly to the increase.  Marketing expenses as a percentage of net sales decreased 20 bps to 12.0% in 2017 as compared to 2016 due to 90 bps of leverage on higher net sales partially offset by 70 bps on higher expenses.

Selling, general and administrative expenses (“SG&A”) expenses for 2017 were $542.7, an increase of $103.5 or 23.6% compared to 2016.  The increase is primarily due to the $39.2 international pension settlement charge, transition and ongoing

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

acquisition-related costs, higher information system and legal costs and costs associated with selling the chemical business in Brazil.  SG&A as a percentage of net sales increased 180 bps to 14.4% in 2017 compared to 12.6% in 2016.  The increase is due to higher costs of 280 bps, partially offset by 100 bps of leverage associated with higher sales. The pension charge contributed 110 bps to the increase.

Other Income and Expenses

Equity in earnings of affiliates increased by $1.6 in 2017 as compared to 2016.  The increase in earnings during 2017 was due primarily to profit improvement from Armand Products due to lower raw material costs.

Interest expense in 2017 was $52.6, an increase of $24.9 compared to 2016 due to a higher amount of average debt outstanding associated with the $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017.

Taxation

The 2017 tax rate was -7.3% compared to 35.0% in 2016.  The 2017 tax rate was positively impacted by 39.4% as a result of the Tax Act and 2.2% related to the adoption of the new accounting standard which modifies how companies account for certain aspects of share-based payment awards to employees.  Previously, this tax benefit related to the adoption of the new accounting standard was accounted for in our Stockholders’ Equity section of the Balance Sheet.  Starting in 2017, the tax benefit has been accounted for as a reduction of income tax expense.

The new tax law is expected to reduce our future tax burden by lowering the effective tax rate to approximately 24-25%.  This estimate is based on our current understanding of the new Tax Act which may change as regulations are finalized.

2016 compared to 2015

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
(1)

On January 4, 2016, we completed the Toppik Acquisition, acquiring Spencer Forrest, Inc., the maker of TOPPIK, the leading brand of hair building fibers for people with thinning hair.  Net sales of this acquisition are included in our results since the date of acquisition.

Volume growth in Consumer Domestic and Consumer International was partially offset by lower SPD volume.

Our gross profit for 2016 was $1,590.6, a $78.8 increase compared to 2015. Gross margin was 45.5% in 2016 compared to 44.5% in 2015, a 100 basis points (“bps”) increase.  The increase is due to lower manufacturing costs of 70 bps (including productivity programs and the absence of start-up costs incurred in 2015 associated with our new vitamin manufacturing facility), lower commodity costs of 60 bps, and the impact of the higher margin acquired business of 30 bps, partially offset by unfavorable foreign exchange rates of 30 bps, a plant impairment charge of 20 bps at an international subsidiary and unfavorable price/volume mix of 10 bps.

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

Other Income and Expenses

Equity in earnings of affiliates increased by $15.0 in 2016 as compared to 2015.  The increase in earnings during 2016 was due primarily to a $17.0 impairment charge in 2015 associated with our remaining investment in Natronx.

Interest expense in 2016 was $27.7, a decrease of $2.8 compared to 2015 due to a lower amount of average debt outstanding.

Taxation

The 2016 tax rate was 35.0% compared to 35.4% in 2015.  The 2015 tax rate was negatively impacted by a valuation allowance recorded in connection with the Natronx impairment charge.

Segment results for 2017, 2016 and 2015

We operate three reportable segments: Consumer Domestic, Consumer International and SPD.  These segments are determined based on differences in the nature of products and organizational and ownership structures.  We also have a Corporate segment.

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of December 31, 2017, we held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  Our equity in earnings (losses) of Armand and ArmaKleen for the year ended December 31, 2017 and 2016 and Armand, ArmaKleen and Natronx for the years ended December 31, 2015 are included in the Corporate segment.

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for each of the three years ended December 31, 2017, 2016 and 2015 were as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
2017	$2,854.9	$621.1	$300.2	$0.0	$3,776.2
2016	2,677.8	525.2	290.1	0.0	3,493.1
2015	2,581.6	501.0	312.2	0.0	3,394.8
Income before Income Taxes(2)
2017	$606.4	$32.0	$43.5	$10.8	$692.7
2016	590.6	66.3	39.8	9.2	705.9
2015	529.4	54.5	57.3	(5.8)	635.4
(1)	Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $4.5, $3.4 and $5.3 for the years ended December 31, 2017, 2016 and 2015, respectively.
(2)	In determining income before income taxes, we allocated interest expense and investment earnings among the segments based upon each segment’s relative Income from Operations.
(3)	Corporate segment consists of equity in earnings (losses) of affiliates from Armand and ArmaKleen in 2017 and 2016 and Armand, ArmaKleen and Natronx in 2015.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Product line revenues for external customers for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Household Products	$1,640.0	$1,593.4	$1,544.3
Personal Care Products	1,214.9	1,084.4	1,037.3
Total Consumer Domestic	2,854.9	2,677.8	2,581.6
Total Consumer International	621.1	525.2	501.0
Total SPD	300.2	290.1	312.2
Total Consolidated Net Sales	$3,776.2	$3,493.1	$3,394.8

Household Products include deodorizing, cleaning and laundry products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Consumer Domestic

2017 compared to 2016

Consumer Domestic net sales in 2017 were $2,854.9, an increase of $177.1 or 6.6% compared to net sales of $2,677.8 in 2016.  The components of the net sales change are the following:

Net Sales - Consumer Domestic	December 31, 2017
Product volumes sold	4.6%
Pricing/Product mix	(3.2%)
Volume from acquired product lines (1)	5.2%
Net Sales increase	6.6%
(1)	Includes net sales of the brands acquired in the Viviscal Acquisition and the Waterpik Acquisition since the date of acquisition.

The increase in net sales for 2017, reflects the impact of acquisitions, higher sales of ARM & HAMMER liquid and unit dose detergents, BATISTE dry shampoo, OXICLEAN stain fighters and ARM & HAMMER cat litter, partially offset by lower sales of TROJAN condoms, XTRA laundry detergent and gummy vitamins.

There continues to be significant product and price competition in the premium and deep value laundry detergent categories and more recently, product competition in the gummy vitamin category.   For example, in the laundry detergent category, P&G and Henkel, the two largest laundry detergent companies in the U.S., are engaged in aggressive pricing promotions, and retailers are continuing to de-emphasize the deep value tier of laundry detergents, which is where XTRA competes.  In addition, the gummy vitamin category has grown from eight competitors to 30 in the last five years.  We continue to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending.  However, there is no assurance the categories will not decline in the future and that we will be able to offset any such decline.

Consumer Domestic income before income taxes for 2017 was $606.4, a $15.8 increase as compared to 2016.  The increase is due primarily to the impact of higher sales volumes of $146.5, favorable commodity and manufacturing costs of $15.1, partially offset by unfavorable price/mix of $90.5, higher marketing expenses of $18.9, higher interest expense of $20.7, and higher SG&A costs of $15.8.

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

There continues to be significant product and price competition in the laundry detergent category. For example, P&G markets a lower-priced line of laundry detergents, Simply Tide, which competes directly with our core value laundry detergents. P&G has significantly increased its discounting of Simply Tide which could have a broad negative impact on the laundry category pricing and profitability.  In addition, in 2016, Henkel entered the U.S. market with Persil, its leading worldwide premium laundry detergent, and on September 1, 2016 completed its acquisition of Sun Products, the maker of All, Wisk, Sun, and private label laundry detergents.  While it is too early to assess what impact this will have on our laundry detergent business, the introduction of Persil and Henkel’s increased scale and market share could precipitate greater price competition in the category and distribution pressure with a potential adverse impact on our laundry detergent business.  Moreover, the unit dose laundry detergent segment is the fastest growing segment in the laundry detergent category, having grown to approximately 16% of the category since the introduction of this form in 2012, and we face pressure to achieve our proportionate share of the segment with a potential adverse impact on our share of the laundry detergent category.  We continue to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending.  Additionally, while the category grew 3.3% for the 52 weeks ended December 17, 2016 and 1.6% for the 52 weeks ended December 19, 2015, after experiencing declines in 2013 and 2014, there is no assurance the category will not decline in the future and that we will be able to offset any such decline.

Consumer Domestic income before income taxes for 2016 was $590.6, a $61.2 increase as compared to 2015.  The increase is due primarily to the impact of higher sales volumes of $70.1, favorable commodity and manufacturing costs of $40.3, partially offset by higher SG&A costs of $24.7, unfavorable price/mix of $17.2, and higher marketing expenses of $8.7.

Consumer International

2017 compared to 2016

Consumer International net sales in 2017 were $621.1, an increase of $95.9 or 18.3% as compared to 2016.  The components of the net sales change are the following:

Net Sales - Consumer International	December 31, 2017
Product volumes sold	8.1%
Pricing/Product mix	(0.3%)
Foreign exchange rate fluctuations	0.1%
Volume from acquired product lines (1)	10.4%
Net Sales increase	18.3%
(1)	Includes net sales of the brands acquired in the Anusol Acquisition, the Viviscal Acquisition and the Waterpik Acquisition since the date of acquisition.

Excluding the impact of foreign exchange rates, higher sales for the year occurred in exports, Canada, Australia, Europe and Mexico. The addition of the acquired business contributed significantly to the sales growth.  Of the existing brands, BATISTE, STERIMAR, FEMFRESH, OXICLEAN and ARM & HAMMER cat litter brands had strong sales growth.

Consumer International income before income taxes was $32.0 in 2017, a decrease of $34.3 compared to 2016 due primarily to the pension settlement charge of $39.2, higher other SG&A costs of $29.7, higher marketing costs of $7.4, unfavorable manufacturing and commodity costs of $6.9, unfavorable foreign exchange rates of $4.0, and unfavorable price/mix of $2.3, partially offset by higher sales volumes of $57.9.

   2016 compared to 2015

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

Specialty Products

2017 compared to 2016

SPD net sales were $300.2 for 2017, an increase of $10.1, or 3.5% compared to 2016.  The components of the net sales change are the following:

Net Sales - SPD	December 31, 2017
Product volumes sold	2.6%
Pricing/Product mix	2.7%
Foreign exchange rate fluctuations	0.4%
Volume from acquired product lines (net of divestiture) (1)	(2.2%)
Net Sales increase	3.5%
(1)	Includes net sales of the Agro Acquisition since the date of acquisition and is negatively impacted by the sale of the Brazilian chemical business.

Excluding the impact of the acquisition and divestiture, the net sales increase in 2017 was driven primarily by improved price and volumes in the animal productivity business where U.S. dairy farm profitability throughout 2017 was higher than the prior year.

SPD income before income taxes was $43.5 in 2017, an increase of $3.7 compared to 2016.  The increase in income before income taxes for 2017 is due primarily to higher sales volume of $13.0, favorable price/product mix of $7.0, lower costs associated with selling the Brazilian chemical business of $4.9, and lower costs associated with the Natronx joint venture of $1.7, partially offset by higher SG&A costs of $14.0 and higher manufacturing costs of $7.4.

2016 compared to 2015

SPD net sales were $290.1 for 2016, a decrease of $22.1, or 7.1% compared to 2015.  The components of the net sales change are the following:

Net Sales - SPD	December 31, 2016
Product volumes sold	(6.5%)
Pricing/Product mix	(0.1%)
Foreign exchange rate fluctuations	(0.5%)
Net Sales increase	(7.1%)

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

Corporate

The Corporate segment reflects the reclassification of administrative costs of the production, planning and logistics functions which are included in SG&A expenses in the operating segments but are elements of cost of sales in our Consolidated Statements of Income.  Such amounts were $32.8, $36.6 and $32.6 for 2017, 2016 and 2015, respectively.

Also included in corporate segment are the equity in earnings (losses) of affiliates from Armand and ArmaKleen in 2017 and 2016 and Armand, ArmaKleen and Natronx in 2015.  The increase in equity in earnings of affiliates in 2016 is primarily due to the $17.0 Natronx impairment charge recorded in the second quarter of 2015.

Liquidity and capital resources

On December 4, 2015, we replaced our former $600.0 unsecured revolving credit facility with a $1,000.0 unsecured revolving credit facility (as amended from time to time, the “Credit Agreement”).  Under the Credit Agreement, we have the ability to increase our borrowing up to an additional $600.0, subject to lender commitments and certain conditions as described in the Credit Agreement.  Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $1,000.0 commercial paper program (the “Program”), which was increased from $500.0 on February 23, 2017.  Unless extended, the Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on December 4, 2020.

As of December 31, 2017, we had $278.9 in cash and cash equivalents, approximately $728 available through the revolving facility under our Credit Agreement and our commercial paper program, and a commitment increase feature under the Credit Agreement that enables us to borrow up to an additional $600.0, subject to lending commitments of the participating lenders and certain conditions as described in the Credit Agreement.  To preserve our liquidity, we invest our cash primarily in government money market funds and short term bank deposits.

During 2015, we liquidated our subsidiary in the Netherlands and decided that the earnings of our subsidiary in France would no longer be permanently reinvested outside of the U.S.  As a result, we repatriated cash of $93.0.  The funds repatriated were used to reduce outstanding commercial paper.  As a result of liquidating our subsidiary in the Netherlands, we recorded a tax benefit of $2.7 in the Consolidated Statement of Income and a deferred tax benefit of $11.6 through Accumulated Other Comprehensive Income in the second quarter of 2015.

As a result of tax reform, we have decided to repatriate excess cash held at our foreign subsidiaries in 2018. We estimate we will repatriate approximately $150 of the $194 held outside the U.S.

We financed the Waterpik Acquisition with a portion of the proceeds from an underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017, consisting of $300.0 aggregate principal amount of Floating Rate Senior Notes due 2019, $300.0 aggregate principal amount of 2.45% Senior Notes due 2022, $425.0 aggregate principal amount of 3.15% Senior Notes due 2027 and $400.0 aggregate principal amount of 3.95% Senior Notes due 2047 (collectively, the “Senior Notes”).  The Floating Rate Senior Notes will bear interest at a rate, reset quarterly, equal to three-month U.S. dollar London Interbank Offered Rate (“LIBOR”) plus 0.15%.  The remaining proceeds of the offering of the Senior Notes were used to pay down in its entirety and terminate our $200.0 term loan borrowed in the second quarter of 2017 and to repay a portion of our outstanding commercial paper borrowings.

On December 9, 2014, we issued $300.0 aggregate principal amount of 2.45% Senior Notes due December 15, 2019 (the “2019 Notes”).  The 2019 Notes were issued under the first supplemental indenture (the “First Supplemental Indenture”), dated December 9, 2014, to the indenture dated December 9, 2014 (the “Base Indenture”), between us and Wells Fargo Bank, N.A., as trustee.  The 2019 Notes will mature on December 15, 2019, unless earlier retired or redeemed pursuant to the terms of the First Supplemental Indenture.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

On September 26, 2012, we issued $400.0 aggregate principal amount of 2.875% Senior Notes due 2022 (the “2022 Notes”).  The 2022 Notes were issued under the second supplemental indenture, dated September 26, 2012 (the “BNY Mellon Second Supplemental Indenture”) to the indenture dated December 15, 2010 (the “BNY Mellon Base Indenture”) between us and The Bank of New York Mellon Trust Company, N.A., as trustee.  The 2022 Notes will mature on October 1, 2022, unless earlier retired or redeemed pursuant to the terms of the BNY Mellon Second Supplemental Indenture.

The current economic environment presents risks that could have adverse consequences for our liquidity.  (See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of this Annual Report.)  We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement because we currently are, and anticipate that we will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

On February 5, 2018, the Board of Directors declared a 14% increase in the regular quarterly dividend from $0.19 to $0.2175 per share, equivalent to an annual dividend of $0.87 per share payable to stockholders of record as of February 15, 2018.  The increase raises the annual dividend payout from $190 to approximately $215.  On November 1, 2017, the Board authorized a new share repurchase program, under which we may repurchase up to $500.0 in shares of Common Stock (the “2017 Share Repurchase Program”).  The 2017 Share Repurchase Program does not have an expiration and replaced the 2016 Share Repurchase Program.  We also continued our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under our incentive plans.

In 2017, we purchased approximately 8.2 million shares of Common Stock for $400.0, of which $125.0 was purchased under the evergreen share repurchase program, $100.0 was purchased under the 2017 Share Repurchase Program, and $175.0 was purchased under the 2016 Share Repurchase Program.  As a result of our purchases, there remained $400.0 under the 2017 Share Repurchase Program as of December 31, 2017.

In December of 2017, we entered an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase $200 million of the Common Stock.  On January 4, 2018, we paid $200 million to the bank and received a total of 4.1 million shares during the first quarter of 2018.  We used cash on hand plus borrowing to fund the initial purchase price.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to meet our capital expenditure program costs, which are expected to be approximately $70.0 in 2018, fund our share repurchase programs to the extent implemented by management and pay dividends at the latest approved rate.  Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.  We do not have any mandatory fixed rate debt principal payments in 2018.

Cash Flow Analysis

	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Net cash provided by operating activities	$681.5	$655.3	$606.1
Net cash used in investing activities	$(1,303.4)	$(354.6)	$(141.2)
Net cash provided by (used) in financing activities	$698.9	$(439.6)	$(535.0)

2017 compared to 2016

Net Cash Provided by Operating Activities – Our primary source of liquidity is our cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  Our net cash provided by operating activities in 2017 increased by $26.2 to $681.5 as compared to $655.3 in 2016 due to higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges) partially offset by slightly higher working capital.  The change in working capital is primarily due to, an increase in inventories and a smaller increase in accounts payable and accrued expenses.  We measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended December 31, 2017 and 2016:

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

	As of
	December 31, 2017	December 31, 2016	Change
Days of sales outstanding in accounts receivable ("DSO")	31	30	1
Days of inventory outstanding ("DIO")	52	51	1
Days of accounts payable outstanding ("DPO")	65	60	(5)
Cash conversion cycle	18	21	(3)

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two period average method, improved three days from the prior year amount of 21 days to 18 days at December 31, 2017 due primarily to improved DPO of five days from 60 to 65 days, as we continue to extend payment terms with our suppliers, partially offset by DSO which increased one day from 30 to 31 days and DIO which increased one day from 51 to 52.  The improvement in our cash conversion cycle reflects our continued focus on reducing our average working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during 2017 was $1,303.4, principally reflecting $1,260.0 for acquisitions and $45.0 for property, plant and equipment expenditures.

Net Cash Provided by (Used in) Financing Activities – Net cash provided by financing activities during 2017 was $698.9, primarily reflecting $1,621.3 of long-term debt borrowings and $42.1 of proceeds from stock option exercises partially offset by $400.0 of repurchases of our Common Stock, $200.0 of long-term debt repayments, $190.4 of cash dividend payments, $151.3 of net commercial paper repayments, $17.8 of financing costs and $4.5 of short-term debt repayments at an international subsidiary.

2016 compared to 2015

Net Cash Provided by Operating Activities – Our primary source of liquidity is our cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  Our net cash provided by operating activities in 2016 increased by $49.2 to $655.3 as compared to $606.1 in 2015 due to a reduction in working capital and higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges).  The change in working capital is primarily due to higher accounts receivable, including the impact of factoring an additional $22.3 to a bank, a decrease in inventories and higher accounts payable and accrued expenses.

Net Cash Used in Investing Activities – Net cash used in investing activities during 2016 was $354.6, principally reflecting $305.3 for acquisitions and $49.8 for property, plant and equipment expenditures.

Net Cash Used in Financing Activities – Net cash used in financing activities during 2016 was $439.6, primarily reflecting $400.0 of repurchases of our Common Stock and $183.0 of cash dividend payments, partially offset by $80.5 of proceeds and tax benefits from stock option exercises, and $65.5 of additional commercial paper borrowings, and an additional $3.4 of short term borrowings at an international subsidiary.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Commitments as of December 31, 2017

The table below summarizes our material contractual obligations and commitments as of December 31, 2017.

	Payments Due by Period
			2019 to	2021 to	After
	Total	2018	2020	2022	2022
Short & Long-Term Debt
Floating Rate Senior Notes due 2019	$300.0	$0.0	$300.0	$0.0	$0.0
2.45% Senior Notes due 2019	300.0	0.0	300.0	0.0	0.0
2.45% Senior Notes due 2022	300.0	0.0	0.0	300.0	0.0
2.875% Senior Notes due 2022	400.0	0.0	0.0	400.0	0.0
3.15% Senior Notes due 2027	425.0	0.0	0.0	0.0	425.0
3.95% Senior Notes due 2047	400.0	0.0	0.0	0.0	400.0
Commercial paper issuances	268.7	268.7	0.0	0.0	0.0
Debt obligations of foreign subsidiaries	2.2	2.2	0.0	0.0	0.0
	2,395.9	270.9	600.0	700.0	825.0
Interest on Fixed Rate Debt(1)	698.4	55.4	103.1	90.1	449.8
Lease Obligations	164.3	25.5	41.2	27.9	69.7
Other Long-Term Liabilities
Letters of Credit and Performance Bonds(2)	3.3	3.3	0.0	0.0	0.0
Purchase Obligations(3)	212.0	148.4	59.3	4.3	0.0
Other(4)	18.1	5.1	6.0	1.0	6.0
Total	$3,492.0	$508.6	$809.6	$823.3	$1,350.5
(1)	Represents interest on our 2.45% Senior Notes due in 2019 and 2022, 2.875% Senior Notes due in 2022, 3.15% Senior Notes due 2027 and 3.95% Senior Notes due 2047.
(2)

Letters of credit with several banks guarantee payment for items such as insurance claims in the event of our insolvency.  Performance bonds are principally for required municipal property improvements.

(3)

We have outstanding purchase obligations with suppliers at the end of 2017 for raw, packaging and other materials and services in the normal course of business.  These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding, and do not represent total anticipated purchases.

(4)	Other includes payments for stadium naming rights for a period of 20 years until December 2032.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing or unconsolidated special purpose entities.

OTHER ITEMS

Market risk

Concentration of Risk

A group of three customers accounted for approximately 36%, 35% and 35% of consolidated net sales in 2017, 2016 and 2015, respectively, of which a single customer, Wal-Mart, accounted for approximately 24%, 24% and 24% in 2017, 2016 and 2015, respectively.

Interest Rate Risk

We had outstanding total debt at December 31, 2017, of $2,374.3, net of debt issuance costs, of which 76% has a fixed weighted average interest rate of 3.0% and the remaining 24% was constituted of commercial paper issued by the Company that currently has a weighted average interest rate of approximately 1.6% and the Floating Rate Senior Notes due 2019 entered into on July 25, 2017 with a current rate of approximately 1.5%.  In December 2014, we entered into interest rate swap agreements on an aggregate notional amount of $300.0 to convert the fixed interest rate on the 2019 Notes to a floating rate of three-month LIBOR plus a fixed spread of 0.756%.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Other Market Risks

We are also subject to market risks relating to our diesel fuel costs, fluctuations in foreign currency exchange rates, and changes in the market price of the Common Stock.  Refer to Note 3 to the Consolidated Financial Statements for a discussion of these market risks and the derivatives used to manage the risks associated with changing diesel fuel prices, foreign exchange rates and the price of our common stock.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section.   Refer to page 42 of this Annual Report.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that as of December 31, 2017, the Company’s internal control over financial reporting was effective.

Management has excluded Waterpik from its assessment of internal control over financial reporting as of December 31, 2017, because Waterpik was acquired by the Company on August 7, 2017. The acquired business’ internal control over financial reporting and related processes have not been integrated into the Company’s existing systems and internal control over financial reporting, and have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. The total assets and total revenues of Waterpik represent approximately 22% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting.  Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedule appear on pages 45 and 46 of this Annual Report on Form 10-K.

/s/ Matthew T. Farrell	/s/ Richard A. Dierker
Matthew T. Farrell	Richard A. Dierker
President and Chief Executive Officer	Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)
February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Church & Dwight Co., Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Parsippany, NJ

February 23, 2018

We have served as the Company's auditor since 1968.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Church & Dwight Co., Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 23, 2018, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Waterpik which was acquired on August 7, 2017 and whose financial statements constitute 22% of total assets and 3% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Waterpik.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Parsippany, NJ

February 23, 2018

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net Sales	$3,776.2	$3,493.1	$3,394.8
Cost of sales	2,046.6	1,902.5	1,883.0
Gross Profit	1,729.6	1,590.6	1,511.8
Marketing expenses	454.2	427.2	417.5
Selling, general and administrative expenses	542.7	439.2	420.1
Income from Operations	732.7	724.2	674.2
Equity in earnings (losses) of affiliates	10.8	9.2	(5.8)
Investment earnings	2.1	1.7	1.5
Other income (expense), net	(0.3)	(1.5)	(4.0)
Interest expense	(52.6)	(27.7)	(30.5)
Income before Income Taxes	692.7	705.9	635.4
Income taxes	(50.7)	246.9	225.0
Net Income	$743.4	$459.0	$410.4

Weighted average shares outstanding - Basic	250.6	257.6	262.2
Weighted average shares outstanding - Diluted	256.1	262.1	267.2
Net income per share - Basic	$2.97	$1.78	$1.57
Net income per share - Diluted	$2.90	$1.75	$1.54
Cash dividends per share	$0.76	$0.71	$0.67

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2017	2016	2015
Net Income	$743.4	$459.0	$410.4
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	18.4	(11.5)	(22.1)
Defined benefit plan adjustments gain (loss)	12.6	(1.7)	6.2
Income (loss) from derivative agreements	(3.6)	(4.7)	4.7
Other comprehensive (loss) income	27.4	(17.9)	(11.2)
Comprehensive income	$770.8	$441.1	$399.2

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$278.9	$187.8
Accounts receivable, less allowances of $2.9 and $2.1	345.9	287.0
Inventories	330.7	258.2
Other current assets	44.7	23.8
Total Current Assets	1,000.2	756.8

Property, Plant and Equipment, Net	607.7	588.6
Equity Investment in Affiliates	9.3	8.5
Trade Names and Other Intangibles, Net	2,320.5	1,431.8
Goodwill	1,958.9	1,444.1
Other Assets	118.2	124.3
Total Assets	$6,014.8	$4,354.1

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$270.9	$426.8
Accounts payable and accrued expenses	659.1	568.9
Income taxes payable	5.0	6.2
Total Current Liabilities	935.0	1,001.9

Long-term Debt	2,103.4	693.4
Deferred Income Taxes	561.2	512.2
Deferred and Other Long-term Liabilities	197.2	168.7
Total Liabilities	3,796.8	2,376.2

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares; 292,855,100 shares issued as of December 31, 2017	292.8	292.8
Additional paid-in capital	264.6	251.4
Retained earnings	3,479.0	2,926.0
Accumulated other comprehensive loss	(36.4)	(63.8)
Common stock in treasury, at cost: 45,225,202 shares in 2017 and 38,892,165 shares in 2016	(1,782.0)	(1,428.5)
Total Stockholders' Equity	2,218.0	1,977.9
Total Liabilities and Stockholders’ Equity	$6,014.8	$4,354.1

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flow From Operating Activities
Net Income	$743.4	$459.0	$410.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	60.9	59.7	58.3
Amortization expense	64.5	47.9	42.7
Deferred income taxes	(237.6)	24.9	24.0
Equity in net earnings of affiliates	(10.8)	(9.2)	(11.6)
Distributions from unconsolidated affiliates	10.1	9.0	12.0
Non-cash compensation expense	18.1	16.0	16.1
Non-cash pension settlement charge	31.7	0.0	8.4
Asset impairment charge and other asset write-offs	2.1	5.6	19.2
Other	(1.7)	(1.8)	5.7
Change in assets and liabilities:
Accounts receivable	(9.7)	(12.7)	33.5
Inventories	(25.2)	19.2	(38.5)
Other current assets	10.2	2.1	(2.0)
Accounts payable and accrued expenses	30.3	50.5	21.8
Income taxes payable	(11.2)	32.8	29.7
Excess tax benefit on stock options exercised	0.0	(30.0)	(15.8)
Other operating assets and liabilities, net	6.4	(17.7)	(7.8)
Net Cash Provided By Operating Activities	681.5	655.3	606.1
Cash Flow From Investing Activities
Additions to property, plant and equipment	(45.0)	(49.8)	(61.8)
Acquisitions	(1,260.0)	(305.3)	(74.9)
Other	1.6	0.5	(4.5)
Net Cash Used In Investing Activities	(1,303.4)	(354.6)	(141.2)
Cash Flow From Financing Activities
Long-term debt borrowings	1,621.3	0.0	0.0
Long-term debt (repayments)	(200.0)	0.0	(250.0)
Short-term debt borrowings (repayments)	(155.8)	68.9	211.7
Proceeds from stock options exercised	42.1	50.5	28.5
Excess tax benefit on stock options exercised	0.0	30.0	15.8
Payment of cash dividends	(190.4)	(183.0)	(175.3)
Purchase of treasury stock	(400.0)	(400.0)	(363.1)
Deferred financing and other	(18.3)	(6.0)	(2.6)
Net Cash Provided By (Used In) Financing Activities	698.9	(439.6)	(535.0)
Effect of exchange rate changes on cash and cash equivalents	14.1	(3.3)	(22.9)
Net Change In Cash and Cash Equivalents	91.1	(142.2)	(93.0)
Cash and Cash Equivalents at Beginning of Period	187.8	330.0	423.0
Cash and Cash Equivalents at End of Period	$278.9	$187.8	$330.0

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash paid during the year for:
Interest (net of amounts capitalized)	$33.3	$25.6	$29.0
Income taxes	$198.1	$188.4	$174.8
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$7.7	$3.4	$5.3

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016 and 2015

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity
December 31, 2014	292.8	(26.2)	$292.8	$218.4	$2,414.9	$(34.7)	$(789.5)	$2,101.9
Net income	0.0	0.0	0.0	0.0	410.4	0.0	0.0	410.4
Other comprehensive (loss) income	0.0	0.0	0.0	0.0	0	(11.2)	0.0	(11.2)
Cash dividends	0.0	0.0	0.0	0.0	(175.3)	0.0	0.0	(175.3)
Stock purchases	0.0	(8.8)	0.0	0.0	0.0	0.0	(363.1)	(363.1)
Transfer of stock for settlement of share repurchase agreement	0.0	0.2	0.0	(4.1)	0.0	0.0	4.1	0.0
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $15.8	0.0	2.0	0.0	15.7	0.0	0.0	44.8	60.5
December 31, 2015	292.8	(32.8)	$292.8	$230.0	$2,650.0	$(45.9)	$(1,103.7)	$2,023.2
Net income	0.0	0.0	0.0	0.0	459.0	0.0	0.0	459.0
Other comprehensive (loss) income	0.0	0.0	0.0	0.0	0.0	(17.9)	0.0	(17.9)
Cash dividends	0.0	0.0	0.0	0.0	(183.0)	0.0	0.0	(183.0)
Stock purchases	0.0	(9.0)	0.0	0.0	0.0	0.0	(400.0)	(400.0)
Stock based compensation expense and stock option plan transactions, including related income tax benefits of $30.0	0.0	2.9	0.0	21.4	0.0	0.0	75.2	96.6
December 31, 2016	292.8	(38.9)	$292.8	$251.4	$2,926.0	$(63.8)	$(1,428.5)	$1,977.9
Net income	0.0	0.0	0.0	0.0	743.4	0.0	0.0	743.4
Other comprehensive (loss) income	0.0	0.0	0.0	0.0	0.0	27.4	0.0	27.4
Cash dividends	0.0	0.0	0.0	0.0	(190.4)	0.0	0.0	(190.4)
Stock purchases	0.0	(8.2)	0.0	0.0	0.0	0.0	(400.0)	(400.0)
Stock based compensation expense and stock option plan transactions	0.0	1.9	0.0	13.2	0.0	0.0	46.5	59.7
December 31, 2017	292.8	(45.2)	$292.8	$264.6	$3,479.0	$(36.4)	$(1,782.0)	$2,218.0

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1.	Significant Accounting Policies

Business

The Company, founded in 1846, develops, manufactures and markets a broad range of household, personal care and specialty products focused on animal productivity, chemicals and cleaners.  The Company sells its consumer products under a variety of brands through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar, pet and other specialty stores and websites and other e-commerce channels, all of which sell the products to consumers.  The Company also sells specialty products to industrial customers, livestock producers and through distributors.

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the U.S. and include the accounts of the Company and its majority‑owned subsidiaries.  For equity investments in which the Company does not control or have the ability to exert significant influence over the investee, which generally is when the Company has less than a 20% ownership interest, the investments are accounted for under the cost method.  In circumstances where the Company has greater than a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee, the investment is accounted for under the equity method.  As a result, the Company accounts for its 50% interest in its Armand Products Company (“Armand”) joint venture and its 50% interest in The ArmaKleen Company (“ArmaKleen”) joint venture under the equity method.  The Company’s one-third interest in its Natronx Technologies, LLC (“Natronx”) joint venture was accounted for under the equity method until the remaining investment in it was fully impaired in 2015.  Armand, ArmaKleen and Natronx are specialty chemical businesses.  The Company’s equity in earnings (losses) of Armand and ArmaKleen for the years ended December 31, 2017 and 2016 and Armand, ArmaKleen and Natronx for the year ended December 31, 2015 are included in the Corporate segment, as described in Note 16.

On May 8, 2017, the Company amended its Restated Certificate of Incorporation to increase its authorized shares of common stock to 600,000,000 from 300,000,000 as of December 31, 2016.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that makes modifications to how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the classification of excess tax benefits in the statement of cash flows.  The Company prospectively adopted the standard in the first quarter of 2017.  The adoption resulted in excess tax benefits of $15.1 or approximately $0.05 per share recorded in the provision for income taxes rather than in the Company’s Stockholders’ Equity section of the Balance Sheet and an increase to both net cash provided by operating activities and net cash provided by financing activities of $15.1 for the twelve months ended December 31, 2017. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share, which did not have a material impact on the Company’s diluted earnings per share for the three and twelve months ended December 31, 2017.  The Company has also elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

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

Sales of Accounts Receivable

The Company entered into a factoring agreement with a financial institution to sell certain customer receivables at discounted rates in 2015.  Transactions under this agreement are accounted for as sales of accounts receivable and were removed from the Consolidated Balance Sheet at the time of the sales transaction.  The Company factored an additional $45.3 in 2017, resulting in a total of $105.4 and $60.1 as of December 31, 2017 and 2016, respectively.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Inventories

Inventories are valued at the lower of cost or market (net realizable value, which reflects any costs to sell or dispose).  Approximately 17% and 20% of the inventory at December 31, 2017 and 2016, respectively, including substantially all inventory in the Company’s Specialty Products Division (“SPD”) segment as well as domestic inventory sold primarily under the ARM & HAMMER trademark in the Consumer Domestic segment, was determined utilizing the last-in, first-out (“LIFO”) method.  The cost of the remaining inventory was determined using the first-in, first-out (“FIFO”) method.  The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value.  The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions.  Estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products.  The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required.  Adjustments to reflect inventory at net realizable value were $12.8 at December 31, 2017, and $10.5 at December 31, 2016.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) the businesses or brands do not perform as projected, (ii) overall economic conditions in 2018 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.

Research and Development

The Company incurred research and development expenses in the amount of $70.8, $63.2 and $64.7 in 2017, 2016 and 2015, respectively.  These expenses are included in SG&A expenses and are expensed as incurred.

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

	2017	2016	2015
Weighted average common shares outstanding - basic	250.6	257.6	262.2
Dilutive effect of stock options	5.5	4.5	5.0
Weighted average common shares outstanding - diluted	256.1	262.1	267.2
Antidilutive stock options outstanding	3.2	1.4	2.2

Employee and Director Stock Option Based Compensation

The fair value of share-based compensation is determined at the grant date and the related expense is recognized over the required employee service period in which the share-based compensation vests.  The following table presents the pre-tax expense associated with the fair value of unvested stock options and restricted stock awards included in SG&A expenses and in cost of sales:

	For the Year Ended December 31,
	2017	2016	2015
Cost of sales	$1.8	$1.9	$1.6
Selling, general and administrative expenses	16.3	14.1	14.5
Total	$18.1	$16.0	$16.1

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

In January 2017, the FASB issued new accounting guidance eliminating the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard is effective for the Company on a prospective basis beginning in the first quarter of 2020, with early adoption permitted. The impact of the new standard will be dependent on the specific facts and circumstances of future individual impairments, if any.

In March, April, and May of 2016, the FASB issued amended guidance that clarifies the principles for recognizing revenue.  The amendments clarify the guidance for identifying performance obligations, licensing arrangements and principal versus agent considerations.  The amendments additionally provide clarification on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition.  The guidance is effective for annual periods, including interim reporting periods within those periods, beginning after December 15, 2017, and allows companies to apply the requirements retrospectively, either to all prior periods presented or through a cumulative adjustment in the year of adoption.  The new standard will be effective for the Company at the beginning of its first quarter of fiscal year 2018.  The new pronouncement will require the Company to recognize certain costs earlier.  As a result, the Company anticipates recording a cumulative adjustment to its December 31, 2017 retained earnings of approximately $2.0 (net of tax) in its 2018 first quarter form 10-Q.  The guidance is not expected to have a material impact on the Company’s disclosures.

In February 2016, the FASB issued new lease accounting guidance, requiring lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases, with a term greater than a year. The new guidance also expands the required quantitative and qualitative disclosures surrounding leases. The guidance is effective for annual and interim periods beginning after December 15, 2018, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact that adoption of the guidance, which will consist primarily of a balance sheet gross up of the Company’s operating leases to show equal and offsetting lease assets and lease liabilities.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2017 and December 31, 2016:

		December 31, 2017		December 31, 2016
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$95.8	$95.8	$72.4	$72.4
Financial Liabilities:
Short-term borrowings	Level 2	270.9	270.9	426.8	426.8
Floating Rate Senior notes due January 25, 2019	Level 2	300.0	299.9	0.0	0.0
2.45% Senior notes due December 15, 2019	Level 2	299.9	300.9	299.9	302.0
2.45% Senior notes due August 1, 2022	Level 2	299.7	296.1	0.0	0.0
2.875% Senior notes due October 1, 2022	Level 2	399.8	400.2	399.8	396.9
3.15% Senior notes due August 1, 2027	Level 2	424.6	417.8	0.0	0.0
3.95% Senior notes due August 1, 2047	Level 2	397.1	397.4	0.0	0.0
Contingent Consideration	Level 3	23.2	23.2	0.0	0.0
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	(2.2)	(2.2)	0.2	0.2

 The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the twelve months ended December 31, 2017.

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

Other:  The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of December 31, 2017 and 2016.

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

During 2017 and 2016, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments.  The tables following the discussion of the derivative instruments below summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated statements of income and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products.  These carriers currently charge the Company a basic rate per mile for diesel fuel price increases.  During 2017 and 2016, the Company entered into hedge agreements with counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel.  Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to it common carriers.  The agreements covered approximately 64% of the Company’s 2017 diesel fuel requirements and are expected to cover approximately 48% of the Company’s estimated diesel fuel requirements for 2018.  These diesel fuel hedge agreements qualify for hedge accounting.  Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/ Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar, U.S. Dollar/Brazilian Real and U.S. Dollar/Chinese Yuan.

The Company enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in U.S. Dollar, Canadian Dollar, Pound and Euro.  The Company entered into forward exchange contracts to hedge itself from the risk that, due to fluctuations in currency exchange rates, it would be adversely affected by net cash outflows.  The face value of the unexpired contracts as of December 31, 2017 totaled $91.6 in U.S. Dollars, of which all qualifies as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

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

Commodity Hedges

       The Company is subject to exposure due to changes in prices of commodities used in production.  To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, the Company enters into Over-the-Counter commodity forward swap contracts. These hedges are designated as cash flow hedges for accounting purposes and, therefore, changes in the fair

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

value of the contracts are recorded in Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.  The fair value of these commodity hedge agreements is reflected in the Consolidated Balance Sheet within Other Current Assets and Accounts Payable and Accrued Expenses.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments
Foreign exchange contracts	$91.6	$94.1
Interest rate swap	$300.0	$300.0
Diesel fuel contracts	3.0 gallons	2.0 gallons
Commodities contracts	28.3 pounds	0.0 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	0.0	$1.8
Equity derivatives	$22.2	$34.4

The fair values and amount of gain (loss) recognized in income and other comprehensive income associated with the derivative instruments disclosed above do not have a material impact on the Company’s consolidated financial statements.

4.	Inventories

Inventories consist of the following:

	December 31,	December 31,
	2017	2016
Raw materials and supplies	$85.6	$69.8
Work in process	30.8	28.8
Finished goods	214.3	159.6
Total	$330.7	$258.2

Inventories valued using the LIFO method totaled $54.8 and $51.8 at December 31, 2017 and 2016, respectively, and would have been approximately $4.0 and $4.2 higher, respectively, had they been valued using the FIFO method.  The amount of LIFO liquidations in 2017 and 2016 were immaterial.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

5.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consist of the following:

	December 31,	December 31,
	2017	2016
Land	$27.9	$25.1
Buildings and improvements	300.3	284.7
Machinery and equipment	699.3	680.1
Software	95.8	90.4
Office equipment and other assets	66.7	60.8
Construction in progress	36.4	24.2
Gross PP&E	1,226.4	1,165.3
Less accumulated depreciation and amortization	618.7	576.7
Net PP&E	$607.7	$588.6

	For the Year Ended December 31,
	2017	2016	2015
Depreciation and amortization on PP&E	$60.9	$59.7	$58.3

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

6.	Acquisitions

On August 7, 2017, the Company acquired Pik Holdings, Inc. (“Waterpik”), a water-jet technology company that designs and sells both oral water flossers and replacement shower heads (the “Waterpik Acquisition”).  The total purchase price was $1,024.6 (net of cash acquired), which is subject to a working capital adjustment.  Waterpik’s annual sales were approximately $265.0 for the trailing twelve months through June 30, 2017.  The Company financed the Waterpik Acquisition with proceeds from its underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes (as defined in Note 9) completed on July 25, 2017.  Subsequent to the Waterpik Acquisition, Waterpik is managed by the Consumer Domestic and Consumer International segments.

The preliminary fair values of the net assets acquired are set forth as follows:

2017
Waterpik
Current assets	$95.4
Property, plant and equipment	28.4
Trade name (indefinite lived)	644.7
Other intangible assets	146.1
Goodwill	424.3
Current liabilities	(31.8)
Long-term liabilities	(282.5)
Cash purchase price (net of cash acquired)	$1,024.6

The life of the amortizable intangible assets recognized from the Waterpik Acquisition will be amortized over 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company.   The fair values of the assets and liabilities of the Waterpik Acquisition above is considered preliminary as the purchase price allocation is not finalized.

The following unaudited pro forma information is based on the Company’s historical data and assumptions for consolidated results of operations, and gives effect to the Waterpik Acquisition as if the acquisition occurred on January 1, 2016. These unaudited pro forma results include adjustments having a continuing impact on the Company’s consolidated statements of income. These adjustments primarily consist of adjustments to depreciation for the fair value and depreciable lives of property and equipment, amortization of intangible assets, stock compensation expense, interest expense and adjustments to tax expense based on condensed consolidated pro forma results. These results have been prepared using assumptions the Company’s management believes are reasonable, are not necessarily indicative of the actual results that would have occurred if the acquisition had occurred on January 1, 2016, and are not necessarily indicative of the results that may be achieved in the future, including but not limited to the realization of operating synergies that the Company may realize as a result of the acquisition.

Unaudited condensed consolidated pro forma results	Twelve Months Ended		Twelve Months Ended
	December 31,		December 31,
	2017		2016
	Reported	Pro forma	Reported	Pro forma
Net Sales	$3,776.2	$3,936.2	$3,493.1	$3,739.3
Net Income	$743.4	$753.4	$459.0	$467.2
Net income per share - Basic	$2.97	$3.01	$1.78	$1.81
Net income per share - Diluted	$2.90	$2.94	$1.75	$1.78

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The fair values of the net assets acquired are set forth as follows:

2017
Agro
Inventory and other assets	$2.5
Trade names and other intangibles	37.0
Goodwill	53.4
Contingent consideration	(17.8)
Cash purchase price (net of cash acquired)	$75.1

The life of the amortizable intangible assets recognized from the Agro Acquisition ranges from 5 - 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.  Subsequent to the acquisition, the Company increased the estimate of the contingent consideration liability $5.4 from $17.8 to $23.2 based on updated financial performance forecasts. The charge was recorded in SG&A in the SPD segment.

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

2017
Viviscal
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

On January 2, 2015, the Company acquired VI-COR, a manufacturer and seller of feed ingredients for cows, beef cattle, poultry and other livestock for cash consideration of $74.9, and made an additional $4.6 contingent payment based on 2015 operating results.  The Company financed the acquisition with available cash.  These brands are managed within the SPD segment.

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

The goodwill and other intangible assets associated with the Waterpik Acquisition are not deductible for U.S. tax purposes.  The goodwill and other intangible assets associated with the Agro, Viviscal, Anusol, Toppik, and VI-COR Acquisitions are deductible for U.S. tax purposes.

7.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	December 31, 2017				December 31, 2016
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade names	$576.7	$(145.2)	$431.5	3-20	$442.6	$(115.0)	$327.6
Customer Relationships	480.5	(190.2)	290.3	15-20	384.4	(164.2)	220.2
Patents/Formulas	165.4	(51.7)	113.7	4-20	68.7	(45.4)	23.3
Non Compete Agreement	0.4	(0.2)	0.2	5-10	1.8	(1.6)	0.2
Total	$1,223.0	$(387.3)	$835.7		$897.5	$(326.2)	$571.3

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Indefinite lived intangible assets - Carrying value

	December 31,	December 31,
	2017	2016
Trade names	$1,484.8	$860.5

The increase in indefinite lived intangible assets is due to the Waterpik Acquisition.

The Company determined that the carrying value of all trade names as of December 31, 2017 and 2016, was recoverable based upon the forecasted cash flows and profitability of the brands.  There is a personal care trade name that, based on recent performance, has experienced sales and profit declines that have eroded a significant portion of the excess between fair and carrying value which could potentially result in an impairment of the asset.  In 2017, this excess has been reduced to approximately $34.0 or 12% in large part to an increased competitive market environment therefore resulting in reduced cash flow projections. The Company continues to monitor performance and should there be any significant change in forecasted assumptions or estimates, including sales, profitability and discount rate, the Company may be required to recognize an impairment charge.

Intangible amortization expense amounted to approximately $61.0 for 2017, $46.0 for 2016 and $39.9 for 2015, respectively.  The Company estimates that intangible amortization expense will be approximately $69.0 in 2018 and approximately $58.0 to $68.0 annually over the next five years.

During the fourth quarter of 2017, the Company determined that a Consumer Domestic tradename should be re-characterized from indefinite lived to finite lived assets. This conclusion was based upon lower forecasted sales and profitability and competitive pressures. This change was made after the annual impairment test was performed in which an impairment was not indicated.  The carrying value of this tradename as of December 31, 2017 was approximately $22.0 million and is being amortized over 20 years based upon the estimated cash flows.

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2015	$1,242.2	$62.6	$50.1	$1,354.9
Toppik acquired goodwill	38.7	13.6	0.0	$52.3
Anusol acquired goodwill	0.0	37.8	0.0	$37.8
Other	(0.8)	(0.1)	0.0	(0.9)
Balance at December 31, 2016	$1,280.1	$113.9	$50.1	$1,444.1
VIVISCAL acquired goodwill	29.5	7.4	0.0	36.9
Agro acquired goodwill	0.0	0.0	53.4	53.4
Waterpik acquired goodwill	322.5	101.8	0.0	424.3
Other	0.0	0.2	0.0	0.2
Balance at December 31, 2017	$1,632.1	$223.3	$103.5	$1,958.9

The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2017, determined that the estimated fair value substantially exceeded the carrying values of all reporting units.  The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.  The Company has never incurred a goodwill impairment charge.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2017	2016
Trade accounts payable	$398.9	$331.6
Accrued marketing and promotion costs	108.4	82.0
Accrued wages and related benefit costs	61.8	73.2
Other accrued current liabilities	90.0	82.1
Total	$659.1	$568.9

9.Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,	December 31,
	2017	2016
Short-term borrowings
Commercial paper issuances	$268.7	$420.0
Various debt due to international banks	2.2	6.8
Total short-term borrowings	$270.9	$426.8

Long-term debt
Floating Rate Senior notes due January 25, 2019	$300.0	$0.0
2.45% Senior notes due December 15, 2019	300.0	300.0
Less: Discount	(0.1)	(0.1)
2.45% Senior notes due August 1, 2022	300.0	0.0
Less: Discount	(0.3)	0.0
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.2)	(0.2)
3.15% Senior notes due August 1, 2027	425.0	0.0
Less: Discount	(0.4)	0.0
3.95% Senior notes due August 1, 2047	400.0	0.0
Less: Discount	(2.9)	0.0
Debt issuance costs, net	(15.5)	(6.5)
Fair value adjustment related to hedged fixed rate debt instrument	(2.2)	0.2
Net long-term debt	$2,103.4	$693.4

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

Borrowings under the Credit Agreement are available for general corporate purposes, and are used to support the Company’s $1,000.0 commercial paper program (the “Program”), which was increased from $500.0 on February 23, 2017.  Unless extended, the Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on December 4, 2020.

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

Under the Credit Agreement, the Company is required to maintain its leverage ratio, defined as the ratio of Consolidated Funded Indebtedness (as defined in the Credit Agreement) to Consolidated EBITDA, at a level no greater than 3.50 to 1.00.  However, if the Company consummates a material acquisition, the maximum leverage ratio increases to a level of 3.75 to 1.00 during the twelve-month period commencing on the date of such acquisition.  The Company was in compliance with the financial covenant in the Credit Agreement as of December 31, 2017.

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

$1.425M Senior Notes

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

2.45% Senior Notes

On December 9, 2014, the Company issued $300.0 aggregate principal amount of 2.45% Senior Notes due 2019 (the “2019 Notes”).  The 2019 Notes were issued under the first supplemental indenture (the “First Supplemental Indenture”), dated December 9, 2014, to the indenture dated December 9, 2014 (the “Base Indenture”), between the Company and Wells Fargo Bank, N.A., as trustee.  Interest on the 2019 Notes is payable semi-annually, on each June 15 and December 1.  The 2019 Notes will mature on December 15, 2019, unless earlier retired or redeemed.

   2.875% Senior Notes

On September 26, 2012, the Company issued $400.0 aggregate principal amount of 2.875% Senior Notes due 2022 (the “2022 Notes”).  The 2022 Notes were issued under the second supplemental indenture dated September 26, 2012 (the “BNY Mellon Second Supplemental Indenture”) to the indenture dated December 15, 2010 (the “BNY Mellon Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”), as trustee.  Interest on the 2022 Notes is payable semi-annually, on each April 1 and October 1.  The 2022 Notes will mature on October 1, 2022, unless earlier retired or redeemed.

   Commercial Paper

The Company has an agreement with three banks to establish a commercial paper program (the “Program”).  Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0.  The Program was amended on February 23, 2017 to increase the amount from $500.0 to $1,000.0.  The maturities of the notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the rating agencies designated in the agreement at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement.  If, for any reason, the Company is unable to access the commercial paper market, the revolving credit facility would be utilized to meet the Company’s short-term liquidity needs.  The Company had $268.7 of commercial paper outstanding as of

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

December 31, 2017 with a weighted-average interest rate of approximately 1.6% and $420.0 as of December 31, 2016 with a weighted-average interest rate of approximately 1.0%.

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

10.	Income Taxes

The components of income before taxes are as follows:

	2017	2016	2015
Domestic	$683.2	$665.0	$595.6
Foreign	9.5	40.9	39.8
Total	$692.7	$705.9	$635.4

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

	2017	2016	2015
Current:
U.S. federal	$146.7	$183.4	$161.4
State	29.0	27.2	25.5
Foreign	11.2	11.4	14.1
	186.9	222.0	201.0
Deferred:
U.S. federal	(235.0)	19.2	22.8
State	3.8	4.1	3.3
Foreign	(6.4)	1.6	(2.1)
	(237.6)	24.9	24.0
Total provision	$(50.7)	$246.9	$225.0

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Deferred tax assets (liabilities) consist of the following at December 31:

	2017	2016
Deferred tax assets:
Accounts receivable	$3.7	$4.8
Deferred compensation	45.5	69.7
Pension, postretirement and postemployment benefits	7.5	7.7
Investment in Natronx	0.0	7.7
Other	23.4	30.8
Tax credit carryforwards/other tax attributes	3.9	12.8
International operating loss carryforwards	11.6	8.0
Total gross deferred tax assets	95.6	141.5
Valuation allowances	(23.5)	(20.2)
Total deferred tax assets	72.1	121.3
Deferred tax liabilities:
Goodwill	(153.6)	(212.3)
Trade names and other intangibles	(411.8)	(322.9)
Property, plant and equipment	(65.8)	(97.1)
Total deferred tax liabilities	(631.2)	(632.3)
Net deferred tax liability	$(559.1)	$(511.0)
Long term net deferred tax asset	2.1	1.2
Long term net deferred tax liability	(561.2)	(512.2)
Net deferred tax liability	$(559.1)	$(511.0)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

	2017	2016	2015
Statutory rate	35%	35%	35%
Tax that would result from use of the federal statutory rate	$242.4	$247.1	$222.4
State and local income tax, net of federal effect	21.4	20.3	18.7
Varying tax rates of foreign affiliates	(0.1)	(4.1)	(2.6)
Benefit from domestic manufacturing deduction	(15.2)	(14.2)	(14.4)
Valuation Allowances	(6.2)	2.9	8.5
Stock Options Exercised	(15.1)	0.0	0.0
US Tax Reform	(272.9)	0.0	0.0
Other	(5.0)	(5.1)	(7.6)
Recorded tax expense	$(50.7)	$246.9	$225.0
Effective tax rate	-7.3%	35.0%	35.4%

On December 22, 2017, the U.S. government enacted the Tax Act, which significantly revises the U.S. corporate income tax regime by, among other things, lowering U. S. corporate income tax rates to 21%. However, the Tax Act eliminates the domestic manufacturing deduction and moves towards a territorial system, which also eliminates the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act. There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on a deemed repatriation of historical earnings of foreign subsidiaries. The Company intends to repatriate some of its non-U.S. earnings and elect to pay the associated repatriation tax.  In addition, the reduction of the U.S. corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net credit of approximately $273 for the quarter and year ended December 31, 2017. The credit is primarily due to the adjustment to the U.S. deferred tax asset and liabilities.

The changes included in the Tax Act are broad and complex. The final transitional impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transitional impacts. The Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of the measurement period.

At December 31, 2017, certain foreign subsidiaries of the Company had net operating loss carryforwards of approximately $36.5.  Approximately $0.5 of such net operating loss carryforwards expire on various dates through December 31, 2022.  The remaining net operating loss carryforwards are not subject to expiration.

The Company believes that it is more likely than not that the benefit from most of these net operating loss carryforwards will not be realized.  In recognition of this risk, the Company has provided a valuation allowance of $11.2 and $8.0 at December 31, 2017 and 2016, respectively, on the deferred tax asset relating to these net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of a foreign subsidiary will not be realized.  In recognition of this risk, the Company maintains a valuation allowance of $2.4 and $4.5 at December 31, 2017 and 2016, respectively, on these deferred tax assets.

Due to a change in the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act, the Company has determined that it is more likely than not that the benefit from certain foreign tax credit carryforwards will not be realized.  In recognition of this risk, the Company has provided a valuation allowance of $9.9 at December 31, 2017 on the deferred tax asset relating to these foreign tax credit carryforwards.  The expense relating to the provision of this valuation allowance is included in the provisional net credit of approximately $273 that the Company recorded in connection with the enactment of the Tax Act.

In 2015, the Company reported an impairment charge relating to its investment in Natronx.  At the time, the Company believed that it was more likely than not that a tax benefit relating to the impairment would not be realized.  In recognition of this risk, the Company established a valuation allowance of $7.7 in 2015, and maintained a valuation allowance of $7.7 at December 31, 2016.  Based on new facts, the Company determined that it was more likely than not that the tax benefit relating to the impairment would be realized and reversed the valuation allowance in 2017.

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

  The Tax Act imposes a one-time repatriation tax of $10.0 on deemed repatriation of historical earnings of foreign subsidiaries.  As a result of the Tax Act, the Company will no longer have undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested outside of the U.S.

          In prior years, the Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities.  Under applicable accounting guidance, these tax positions do not meet the minimum threshold required for the related tax benefit to be recognized in the income statement.  The Company has no uncertain tax positions or unrecognized tax benefits at December 31, 2017.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016	2015
Unrecognized tax benefits at January 1	$0.0	$0.0	$4.0
Gross decreases - tax positions in prior period	0.0	0.0	(3.7)
Lapse of statute of limitations	0.0	0.0	(0.3)
Unrecognized tax benefits at December 31	$0.0	$0.0	$0.0

The Company is subject to U.S. federal income tax as well as income tax in multiple state and international jurisdictions.  The IRS has completed its audit of tax years through 2014.  The Company is currently under audit by several state and international taxing authorities for the years 2013 through 2016.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

11.Stock Based Compensation Plans and Other Benefit Plans

The Company has options outstanding under four equity compensation plans.  Under the Amended and Restated Omnibus Equity Plan, the Company may grant options and other stock-based awards to employees and directors.  Under the 1983 Stock Option Plan and the Stock Award Plan, the Company granted options to key management employees.  Under the Stock Option Plan for Directors, the Company granted options to non‑employee directors.  Following adoption of the original Omnibus Equity Plan by stockholders in 2008, no further grants were permitted under the other equity compensation plans.  Options outstanding under the plans are issued at market value on the date of grant (with the exception of options granted to former Waterpik employees as part of the Waterpik acquisition), vest on the third anniversary of the date of grant and must be exercised within 10 years of the date of grant.  If, upon termination of a participant’s employment (other than a termination for cause), a participant is at least 55 years old, has at least five years of service, and the sum of the participant’s age and years of service is at least 65, the participant may exercise any stock options granted in 2007 or later within a period of three years from the date of termination or, if earlier, the date such stock options otherwise would have expired, subject to specified conditions.  Issuances of Common Stock to satisfy employee option exercises currently are made from treasury stock.

Stock option transactions for the three years ended December 31, 2017 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2014	17.0	$22.75
Granted	2.2	41.91
Exercised	(1.8)	15.56
Cancelled	(0.2)	30.95
Outstanding as of December 31, 2015	17.2	$25.89
Granted	2.1	46.75
Exercised	(3.0)	16.96
Cancelled	(0.3)	39.60
Outstanding as of December 31, 2016	16.0	$30.06
Granted	2.1	48.39
Exercised	(1.8)	23.06
Cancelled	(0.2)	43.64
Outstanding as of December 31, 2017	16.1	$33.11	5.4	$281.6
Exercisable as of December 31, 2017	10.0	$25.35	3.9	$247.5

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table summarizes information relating to options outstanding and exercisable as of December 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2017	Contractual Life	Price	12/31/2017	Price
$0.01 - $15.00	1.9	1.6	$12.73	1.7	$13.69
$15.01 - $20.00	1.0	2.4	$16.68	1.0	$16.68
$20.01 - $25.00	1.2	3.4	$20.32	1.2	$20.32
$25.01 - $30.00	1.9	4.2	$26.92	1.9	$26.92
$30.01 - $35.00	4.2	5.5	$32.69	4.2	$32.69
$35.01 - $40.00	0.0	6.7	$35.59	0.0	$35.59
$40.01 - $45.00	2.8	7.1	$41.88	0.0	$0.0
$45.01 - $50.00	1.3	8.0	$49.20	0.0	$0.0
$50.01 - $55.00	1.8	9.2	$53.64	0.0	$0.0
	16.1	5.4	$33.11	10.0	$25.35

The table above represents the Company’s estimate of options fully vested and expected to vest.  Expected forfeitures are not material and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	2017	2016	2015
Intrinsic Value of Stock Options Exercised	$48.0	$91.5	$49.0
Stock Compensation Expense Related to Stock Option Awards	$15.7	$14.4	$14.8
Issued Stock Options	2.1	2.1	2.2
Weighted Average Fair Value of Stock Options issued (per share)	$12.90	$7.57	$6.85
Fair Value of Stock Options Issued	$27.8	$16.1	$15.3

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2017	2016	2015
Risk-free interest rate	2.0%	1.7%	2.0%
Expected life in years	6.9	6.8	6.3
Expected volatility	16.7%	17.0%	17.2%
Dividend yield	1.4%	1.5%	1.6%

The fair value of stock options is based upon the Black Scholes option pricing model.  The Company determined the stock options’ lives based on historical exercise behavior and their expected volatility and dividend yield based on the historical changes in stock price and dividend payments.  The risk free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2017, there was a fair value of $19.1 related to unamortized stock option compensation expense, which is expected to be recognized over the next three years.  The Company’s Consolidated Statements of Cash Flow reflect an add back to Net Cash Provided by Operating Activities of $18.1, $16.0 and $16.1 in 2017, 2016 and 2015, respectively, for non-cash compensation expense, primarily stock option expense.  Cash flow from Financing Activities includes $0.0, $30.0 and $15.8 in 2017, 2016 and 2015, respectively, of excess tax benefits on stock options exercised.  The total tax benefit for 2017, 2016 and 2015 was $15.1, $30.0 and $15.8, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Other Benefit Plans

International Pension Plan Termination

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

The liability to plan participants for contributions designated for notional investment in Common Stock is based on the quoted fair value of the Common Stock plus any dividends credited.  The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Common Stock.  At December 31, 2017 and 2016, the amount of the Company’s liability under the deferred compensation plan is included in Current and Deferred and Other Long-term Liabilities and was $90.6 and $98.3, respectively and the funded balances recorded in Other Assets amounted to $81.4 and $73.9, respectively.  The amounts charged to earnings, including the effect of the hedges, totaled $1.9, $2.3, and $2.1 in 2017, 2016 and 2015, respectively.

Non-employee members of the Company’s Board are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Common Stock.  Members of the Board are fully vested in their account balance.  As of December 31, 2017, there were approximately 295 thousand shares of Common Stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control.

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

In 2017, the Company purchased approximately 8.2 million shares of Common Stock for $400.0, of which $125.0 was purchased under the evergreen share repurchase program, $100.0 was purchased under the 2017 Share Repurchase Program, and $175.0 was purchased under the 2016 Share Repurchase Program.  As a result of the Company’s purchases, there remained $400.0 under the 2017 Share Repurchase Program as of December 31, 2017.

13.	Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The components of changes in accumulated other comprehensive income (“AOCI”) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance December 31, 2014	$(16.40)	$(17.7)	$(0.6)	$(34.7)
Other comprehensive income before reclassifications	(35.8)	3.0	9.6	(23.2)
Amounts reclassified to consolidated statement of income(a)	0.0	5.2	(3.0)	2.2
Tax benefit (expense)	13.7	(2.0)	(1.9)	9.8
Other comprehensive income (loss)	(22.1)	6.2	4.7	(11.2)
Balance December 31, 2015	$(38.5)	$(11.5)	$4.1	$(45.9)
Other comprehensive income before reclassifications	(12.1)	(2.2)	(5.9)	(20.2)
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(0.1)	(0.1)
Tax benefit (expense)	0.6	0.5	1.3	2.4
Other comprehensive income (loss)	(11.5)	(1.7)	(4.7)	(17.9)
Balance December 31, 2016	$(50.0)	$(13.2)	$(0.6)	$(63.8)
Other comprehensive income before reclassifications	20.0	3.3	(7.9)	15.4
Amounts reclassified to consolidated statement of income(a)(b)	0.0	11.9	2.6	14.5
Tax benefit (expense)	(1.6)	(2.6)	1.7	(2.5)
Other comprehensive income (loss)	18.4	12.6	(3.6)	27.4
Balance December 31, 2017	$(31.6)	$(0.6)	$(4.2)	$(36.4)
(a)	Amounts reclassified to cost of sales or selling, general and administrative expenses.
(b)	In connection with the termination of international defined benefit pension plans, $11.9 was reclassified to SG&A. All other amounts were reclassified to Cost of Sales.

14.	Commitments, Contingencies and Guarantees

Commitments

a. Operating lease rent expense, included in income from operations, amounted to $24.5, $18.8 and $18.5 in 2017, 2016 and 2015, respectively.  Beginning January 1, 2013, financing lease expense was recorded primarily for the Company’s Corporate Headquarters building.  In 2017, interest expense associated with this lease amounted to $3.9 and depreciation expense amounted to $2.5.

The Company is obligated to pay minimum annual rentals under different operating and financing lease agreements as follows:

	Operating	Financing
	Leases	Leases	Total
2018	$19.5	$6.0	$25.5
2019	16.1	6.1	22.2
2020	12.9	6.1	19.0
2021	8.4	6.1	14.5
2022	7.3	6.1	13.4
2023 and thereafter	8.1	61.6	69.7
Total future minimum lease commitments	$72.3	$92.0	$164.3

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

c. As of December 31, 2017, the Company had commitments of approximately $230.1.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

d. As of December 31, 2017, the Company had various guarantees and letters of credit totaling $5.8.

e.  In connection with the Agro Acquisition, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance in 2019. The initial fair value of this contingent liability was $17.8, which was established in the preliminary purchase price allocation.  Subsequent to the acquisition, the Company increased the estimate of the contingent consideration liability $5.4 from $17.8 to $23.2 based on updated financial performance forecasts. The charge was recorded in SG&A in the SPD segment.  The liability will be assessed for re-measurement at each balance sheet date leading up to the end of the 3-year period.

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

The following summarizes the balances and transactions between the Company and each of (i) Armand and ArmaKleen, in which the Company holds a 50% ownership interest, and (ii) Natronx, in which the Company holds a one-third ownership interest:

	Armand			ArmaKleen			Natronx
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Purchases by Company	$20.5	$20.9	$24.2	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$1.2	$1.0	$1.3	$0.0	$0.8	$2.1
Outstanding Accounts Receivable	$0.7	$0.5	$0.5	$0.8	$0.7	$0.6	$0.0	$0.0	$0.1
Outstanding Accounts Payable	$1.7	$1.7	$1.8	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$2.4	$2.3	$2.3	$2.0	$2.0	$2.0	$0.0	$0.4	$0.8
(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

During 2015, the Company impaired its remaining investment in Natronx and recorded a $17.0 charge.  This charge is primarily a result of lower than expected demand for the joint venture’s products as a result of a shift in the electric utility industry from coal-fired to natural gas-supplied power plants, continued delays in the implementation of updated federal regulations, and indirectly, the U.S. Supreme Court ruling against the Environmental Protection Agency (“EPA”) where the court stated that the EPA failed to properly consider the costs to implement the regulations.  The Company believed that the foregoing factors would likely further delay the demand for these products.  The Company assessed the value of the investment using both income and market based valuation methods.  The charge was recorded in the Corporate segment in Equity in Earnings (Losses) of Affiliates.

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

The Corporate segment income consists of equity in earnings (losses) of affiliates.  As of December 31, 2017, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively, and a one-third ownership interest in Natronx.  The Company’s equity in earnings (losses) of Armand and ArmaKleen for the year ended December 31, 2017 and 2016 and Armand, ArmaKleen and Natronx for the year ended December 31, 2015 are included in the Corporate segment.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2017:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(1)	As Reported
Net sales
2017	$2,854.9	$621.1	$300.2	$0.0	$3,776.2
2016	2,677.8	525.2	290.1	0.0	3,493.1
2015	2,581.6	501.0	312.2	0.0	3,394.8
Gross profit
2017	1,380.1	281.0	101.3	(32.8)	1,729.6
2016	1,308.8	235.4	83.0	(36.6)	1,590.6
2015	1,215.7	226.8	101.9	(32.6)	1,511.8
Marketing Expenses
2017	364.1	85.7	4.4	0.0	454.2
2016	345.2	78.2	3.8	0.0	427.2
2015	336.5	76.6	4.4	0.0	417.5
Selling, General and Administrative Expenses
2017	366.6	158.5	50.4	(32.8)	542.7
2016	350.7	89.0	36.1	(36.6)	439.2
2015	326.2	93.3	33.2	(32.6)	420.1
Income from Operations
2017	649.4	36.8	46.5	0.0	732.7
2016	612.9	68.2	43.1	0.0	724.2
2015	553.0	56.9	64.3	0.0	674.2
Equity in Earnings (Losses) of Affiliates
2017	0.0	0.0	0.0	10.8	10.8
2016	0.0	0.0	0.0	9.2	9.2
2015	0.0	0.0	0.0	(5.8)	(5.8)
Income Before Income Taxes
2017	606.4	32.0	43.5	10.8	692.7
2016	590.6	66.3	39.8	9.2	705.9
2015	529.4	54.5	57.3	(5.8)	635.4
Identifiable Assets
2017	4,543.2	1,112.4	268.5	90.7	6,014.8
2016	3,374.4	714.5	181.3	83.9	4,354.1
2015	3,449.9	521.0	206.5	79.5	4,256.9
Capital Expenditures
2017	30.6	8.9	5.5	0.0	45.0
2016	34.9	8.8	6.1	0.0	49.8
2015	51.5	7.2	3.1	0.0	61.8
Depreciation & Amortization
2017	95.5	16.8	10.3	2.8	125.4
2016	87.8	9.5	8.6	1.7	107.6
2015	82.6	7.9	8.5	2.0	101.0
(1)

The Corporate segment reflects the following:
(A) The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of Cost of Sales in the Company’s Consolidated Statements of Income.  Such amounts were $32.8, $36.6, and $32.6 for 2017, 2016 and 2015, respectively.
(B) Equity in earnings (loss) of affiliates from Armand and ArmaKleen for the year ended December 31, 2017 and 2016 and Armand, ArmaKleen and Natronx for the years ended December 31, 2015.
(C) Corporate assets include deferred compensation investments and the Company's investment in unconsolidated affiliates.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Other than the differences noted in the footnote above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies described in Note 1.

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table above, were $4.5, $3.4 and $5.3 for the twelve months ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

Product line revenues from external customers for each of the three years ended December 31, 2017, December 31, 2016 and December 31, 2015 were as follows:

	2017	2016	2015
Household Products	$1,640.0	$1,593.4	$1,544.3
Personal Care Products	1,214.9	1,084.4	1,037.3
Total Consumer Domestic	2,854.9	2,677.8	2,581.6
Total Consumer International	621.1	525.2	501.0
Total SPD	300.2	290.1	312.2
Total Consolidated Net Sales	$3,776.2	$3,493.1	$3,394.8

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Geographic Information

Approximately 83%, 84% and 83% of the net sales reported in the accompanying consolidated financial statements in 2017, 2016 and 2015, respectively, were to customers in the U.S.  Approximately 95%, 98% and 96% of long-lived assets were located in the U.S. at December 31, 2017, 2016 and 2015, respectively.  Other than the U.S., no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

Customers

A group of three customers accounted for approximately 36%, 35% and 35% of consolidated net sales in 2017, 2016 and 2015, respectively, of which a single customer (Wal-Mart Stores, Inc. and its affiliates) accounted for approximately 24%, 24% and 24% in 2017, 2016 and 2015, respectively.

17.Brazilian Chemical Business

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

18.Subsequent Event

In December of 2017, the Company entered an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase $200 million of the Common Stock.  On January 4, 2018, the Company paid $200 million to the bank and received a total of 4.1 million shares during the first quarter of 2018.  The Company used cash on hand plus borrowing to fund the initial purchase price.

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

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2017
Net Sales	$877.2	$898.0	$967.9	$1,033.1	$3,776.2
Gross Profit	399.3	410.4	438.5	481.4	1,729.6
Income from Operations	196.1	123.2	198.7	214.7	732.7
Net Income	131.5	72.9	133.4	405.6	743.4
Net Income per Share-Basic	$0.52	$0.29	$0.53	$1.63	$2.97
Net Income per Share-Diluted	$0.51	$0.29	$0.52	$1.60	$2.90

2016
Net Sales	$849.0	$877.4	$870.7	$896.0	$3,493.1
Gross Profit	379.0	408.0	395.6	408.0	1,590.6
Income from Operations	179.5	175.3	196.0	173.4	724.2
Net Income	113.0	111.6	124.0	110.4	459.0
Net Income per Share-Basic	$0.44	$0.43	$0.48	$0.43	$1.78
Net Income per Share-Diluted	$0.43	$0.43	$0.47	$0.42	$1.75

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Other Board Matters – Code of Conduct,” and “Corporate Governance  and Other Board Matters– Board of Directors Meetings and Committees – Audit Committee,” in our definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Compensation Discussion and Analysis,” “2017 Summary Compensation Table,” “2017 Grants of Plan Based Awards,” “2017 Outstanding Equity Awards at Fiscal Year-End,” “2017 Option Exercises and Stock Vested,” “2017 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation & Organization Committee Report” in our definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions “Equity Compensation Plan Information as of December 31, 2017” and “Securities Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Corporate Governance and other Board Matters – Board of Directors Independence” in our definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption “Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  1.  Financial Statements and Schedule

The following Consolidated Financial Statements are included in Item 8 of this Form 10-K:

(a)  3.  Exhibits

Unless otherwise noted, the file number for all our filings with the Securities and Exchange Commission referenced below is 1-10585.

(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q filed on August 3, 2017.

(3.2)	By-laws of the Company, amended and restated as of January 27, 2016, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 2, 2016.

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

(4.4)

First Supplemental Indenture, dated as of December 9, 2014, between Church & Dwight Co., Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2.450% Notes due 2019, incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 9, 2014

(4.5)

Second Supplemental Indenture, dated as of July 25, 2017, between Church & Dwight Co., Inc. and Wells Fargo Bank, National Association, as trustee, relating to the Notes, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 25, 2017.

(10.1)

Credit Agreement dated March 27, 2017, among Church & Dwight Co., Inc., each of the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and a lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2017.

(10.2)

Form of Commercial Paper Dealer Agreement, dated February 23, 2017, by and between Church & Dwight Co., Inc. and Dealer, incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2016.

(10.2.1)

Form of Amended and Restated Commercial Paper Dealer Agreement, dated February 23, 2017, by and between Church & Dwight Co., Inc. and Dealer, incorporated by reference to Exhibit 10.3 to the Company’s annual report on Form 10-K for the year ended December 31, 2016.

(10.4)

Stock Purchase Agreement, dated as of August 17, 2012, among Church & Dwight Co., Inc., Avid Health, Inc., the Seller Representative and the sellers party thereto, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 20, 2012.

		(10.5)

Stock Purchase Agreement, dated as of July 17, 2017, among Church & Dwight Co., Inc., PIK Holdings, Inc., the Representative and the stockholders party thereto, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 17, 2017.

	*	(10.6)

Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, incorporated by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 1997.

	*	(10.6.1)

Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective January 1, 2007, incorporated by reference to Exhibit 10.4.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

	*	(10.6.2)

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

	*	(10.8)	Deferred Compensation Plan for Directors effective as of May 1, 2008 incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2008.

	*	(10.9.1)

Amended and Restated Compensation Plan for Directors, effective January 1, 2015, incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2015.

•	*	(10.9.2)	Amended and Restated Compensation Plan for Directors, dated November 1, 2017.

	*	(10.10)	The Stock Option Plan for Directors, effective as of January 1, 1991, incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

	*	(10.11)	The Church & Dwight Co., Inc. Stock Award Plan as amended, incorporated by reference to Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2007.

	*	(10.12)

Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, filed on March 21, 2013.

	*	(10.13)	Church & Dwight Co., Inc. Amended and Restated Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2017.

	*	(10.14)

Employment Agreement, dated October 31, 2011, by and between the Company and Patrick de Maynadier, incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

	*	(10.15)

Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2006.

	*	(10.16)

Employment Agreement, dated July 13, 2004, by and between Church & Dwight Co., Inc. and Louis H. Tursi, incorporated by reference to Exhibit 10(w) to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	*	(10.17)

Amended and Restated Change in Control and Severance Agreement, entered into by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 2, 2016.

	*	(10.18)

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

	(101)

The following materials from Church & Dwight Co., Inc.’s annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for each of the three years in the period ended December 31, 2017, (ii) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (iii) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017, (iv) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2017 and (v) Notes to Consolidated Financial Statements.

___________

•	Indicates documents filed herewith.
*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

ITEM 16.FORM 10-K SUMMARY

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2018.

CHURCH & DWIGHT CO., INC.

By:	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. Rosie Albright	Director	February 23, 2018
T. Rosie Albright

/s/ James R. Craigie	Chairman	February 23, 2018
James R. Craigie

/s/ Matthew T. Farrell	President and Chief Executive Officer, Director	February 23, 2018
Matthew T. Farrell

/s/ Bradley C. Irwin	Director	February 23, 2018
Bradley C. Irwin

/s/ Robert D. LeBlanc	Director	February 23, 2018
Robert D. LeBlanc

/s/ Penry W. Price	Director	February 23, 2018
Penry W. Price

/s/ Ravichandra K. Saligram	Director	February 23, 2018
Ravichandra K. Saligram

/s/ Robert K. Shearer	Director	February 23, 2018
Robert K. Shearer

/s/ Janet S. Vergis	Director	February 23, 2018
Janet S. Vergis

/s/ Arthur B. Winkleblack	Director	February 23, 2018
Arthur B. Winkleblack

/s/ Richard A. Dierker	Executive Vice President	February 23, 2018
Richard A. Dierker	and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven J. Katz	Vice President and Controller	February 23, 2018
Steven J. Katz	(Principal Accounting Officer)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

SCHEDULE II - Valuation and Qualifying Accounts

For each of the three years in the period ended December 31, 2017

(Dollars in millions)

		Additions		Deductions
	Beginning	Charged to		Amounts	Foreign	Ending
	Balance	Expenses	Acquired	Written Off	Exchange	Balance
Allowance for Doubtful Accounts
2017	$2.1	$1.2	$0.2	$(0.6)	$0.0	$2.9
2016	1.0	1.3	0.0	(0.3)	0.1	2.1
2015	1.9	0.3	0.0	(1.0)	(0.2)	1.0
Allowance for Cash Discounts
2017	$4.6	$75.5	$0.7	$(75.8)	$0.1	$5.1
2016	4.6	69.8	0.0	(69.8)	0.0	4.6
2015	5.2	68.6	0.0	(69.2)	0.0	4.6
Sales Returns and Allowances
2017	$12.1	$74.9	$0.1	$(73.4)	$0.2	$13.9
2016	11.9	56.7	0.0	(56.8)	0.3	12.1
2015	11.9	67.4	0.0	(67.4)	0.0	11.9