Form 10-Q
period 2018-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2018-05-03
CIK 313927

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

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

As of May 1, 2018, there were 244,702,059 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	26

1A.	Risk Factors	27

2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

6.	Exhibits	29

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Net Sales	$1,006.0	$877.2
Cost of sales	554.5	477.9
Gross Profit	451.5	399.3
Marketing expenses	99.9	90.8
Selling, general and administrative expenses	131.3	112.4
Income from Operations	220.3	196.1
Equity in earnings of affiliates	2.1	2.1
Investment earnings	0.5	0.4
Other income (expense), net	(2.1)	(0.2)
Interest expense	(20.1)	(8.2)
Income before Income Taxes	200.7	190.2
Income taxes	42.9	58.7
Net Income	$157.8	$131.5

Weighted average shares outstanding - Basic	244.9	254.1
Weighted average shares outstanding - Diluted	250.0	259.7
Net income per share - Basic	$0.64	$0.52
Net income per share - Diluted	$0.63	$0.51
Cash dividends per share	$0.22	$0.19

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Net Income	$157.8	$131.5
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	3.5	7.9
Income (loss) from derivative agreements	(0.2)	(0.6)
Other comprehensive income (loss)	3.3	7.3
Comprehensive income	$161.1	138.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$119.8	$278.9
Accounts receivable, less allowances of $2.5 and $2.9	361.1	345.9
Inventories	357.2	330.7
Other current assets	53.3	44.7
Total Current Assets	891.4	1,000.2

Property, Plant and Equipment, Net	600.6	607.7
Equity Investment in Affiliates	9.4	9.3
Trade Names and Other Intangibles, Net	2,331.1	2,320.5
Goodwill	1,991.5	1,958.9
Other Assets	118.9	118.2
Total Assets	$5,942.9	$6,014.8

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$253.5	$270.9
Current portion of long-term debt	299.2	0.0
Accounts payable and accrued expenses	635.3	659.1
Income taxes payable	42.7	5.0
Total Current Liabilities	1,230.7	935.0

Long-term Debt	1,802.1	2,103.4
Deferred Income Taxes	565.4	561.2
Deferred and Other Long-term Liabilities	201.4	197.2
Total Liabilities	3,799.6	3,796.8

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of March 31, 2018	292.8	292.8
Additional paid-in capital	260.4	264.6
Retained earnings	3,582.1	3,479.0
Accumulated other comprehensive loss	(33.7)	(36.4)
Common stock in treasury, at cost: 48,365,737 shares in 2018 and 45,225,202 shares in 2017	(1,958.3)	(1,782.0)
Total Stockholders' Equity	2,143.3	2,218.0
Total Liabilities and Stockholders' Equity	$5,942.9	$6,014.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash Flow From Operating Activities
Net Income	$157.8	$131.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16.4	14.8
Amortization expense	19.3	14.5
Deferred income taxes	(2.5)	9.4
Equity in net earnings of affiliates	(2.1)	(2.1)
Distributions from unconsolidated affiliates	2.1	2.5
Non-cash compensation expense	3.1	2.0
Other	(1.0)	0.5
Change in assets and liabilities:
Accounts receivable	(11.3)	(11.2)
Inventories	(23.5)	(21.3)
Other current assets	(4.7)	(3.5)
Accounts payable and accrued expenses	(32.6)	(47.9)
Income taxes payable	34.5	39.3
Other operating assets and liabilities, net	0.0	3.0
Net Cash Provided By Operating Activities	155.5	131.5
Cash Flow From Investing Activities
Additions to property, plant and equipment	(9.9)	(2.8)
Acquisitions	(49.9)	(160.3)
Other	(0.2)	3.8
Net Cash Used In Investing Activities	(60.0)	(159.3)
Cash Flow From Financing Activities
Short-term debt (repayments) borrowings	(17.4)	158.8
Proceeds from stock options exercised	16.4	22.7
Payment of cash dividends	(53.0)	(48.4)
Purchase of treasury stock	(200.0)	(157.1)
Deferred financing and other	(1.6)	(0.4)
Net Cash Used In Financing Activities	(255.6)	(24.4)
Effect of exchange rate changes on cash and cash equivalents	1.0	3.9
Net Change In Cash and Cash Equivalents	(159.1)	(48.3)
Cash and Cash Equivalents at Beginning of Period	278.9	187.8
Cash and Cash Equivalents at End of Period	$119.8	$139.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash paid during the period for:
Interest (net of amounts capitalized)	$23.9	$4.0
Income taxes	$11.0	$9.9
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$6.3	$5.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2016	292.8	(38.9)	$292.8	$251.4	$2,926.0	$(63.8)	$(1,428.5)	$1,977.9
Net income	0.0	0.0	0.0	0.0	131.5	0.0	0.0	131.5
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	7.3	0.0	7.3
Cash dividends	0.0	0.0	0.0	0.0	(48.4)	0.0	0.0	(48.4)
Stock purchases	0.0	(3.1)	0.0	0.0	0.0	0.0	(157.1)	(157.1)
Stock based compensation expense and stock option plan transactions	0.0	1.0	0.0	(2.0)	0.0	0.0	26.5	24.5
March 31, 2017	292.8	(41.0)	$292.8	$249.4	$3,009.1	$(56.5)	$(1,559.1)	$1,935.7

December 31, 2017	292.8	(45.2)	$292.8	$264.6	$3,479.0	$(36.4)	$(1,782.0)	$2,218.0
Adoption of new accounting pronouncements (Note 2)	0.0	0.0	0.0	0.0	(1.7)	(0.6)	0.0	(2.3)
Net income	0.0	0.0	0.0	0.0	157.8	0.0	0.0	157.8
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	3.3	0.0	3.3
Cash dividends	0.0	0.0	0.0	0.0	(53.0)	0.0	0.0	(53.0)
Stock purchases	0.0	(4.1)	0.0	0.0	0.0	0.0	(200.0)	(200.0)
Stock based compensation expense and stock option plan transactions	0.0	0.9	0.0	(4.2)	0.0	0.0	23.7	19.5
March 31, 2018	292.8	(48.4)	$292.8	$260.4	$3,582.1	$(33.7)	$(1,958.3)	$2,143.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except per share data)

1.	Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, the condensed consolidated statements of income and comprehensive income, cash flow and stockholders’ equity for the three months ended March 31, 2018 and March 31, 2017 have been prepared by Church & Dwight Co., Inc. (the “Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2018 and results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”).  The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

The Company incurred research and development expenses in the first quarter of 2018 and 2017 of $19.5 and $14.1, respectively.  These expenses are included in selling, general and administrative expenses.

2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued new accounting guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) and requires certain disclosures regarding stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this change by adjusting certain December 31, 2017 stockholders’ equity accounts (see below).

In 2016, the FASB issued guidance that clarifies the principles for recognizing revenue.  The amendments clarify the guidance for identifying performance obligations, licensing arrangements and principal versus agent considerations.  The amendments additionally provide clarification on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition.  The new standard was adopted by the Company using the modified retrospective approach in the first quarter of 2018.  See Note 3 for the Company’s revenue recognition accounting policy.

The effects of the recently adopted accounting pronouncements to the Company’s condensed consolidated balance sheet as of January 1, 2018 is as follows:

	Balance at	New Revenue	New Tax	Balance at
	December 31,	Standard	Reform	January 1,
	2017	Adjustment	Adjustment	2018
Accounts payable and accrued expenses	$659.1	$3.0	$0.0	$662.1
Income taxes payable	5.0	(0.7)	0.0	4.3
Retained earnings	3,479.0	(2.3)	0.6	3,477.3
Accumulated other comprehensive loss	(36.4)	0.0	(0.6)	(37.0)

The adoption had no impact on the Company’s results of operations or cash flow.

Recent Accounting Pronouncements Not Yet Adopted

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

3.	Revenue Recognition

Revenue is recognized when control of a promised good is transferred to a customer in an amount that reflects the consideration that the Company expects to be entitled to in exchange for that good.  This usually occurs when finished goods are delivered to the Company’s customers or when finished goods are picked up by a customer or a customer’s carrier.

Adoption of the new pronouncement did not have a significant impact on the Company’s condensed consolidated financial statements.  However, the adoption required the Company to recognize certain costs earlier, primarily due to the timing of coupon expense recognition.  Refer to the table above in Note 2 for a presentation of the impacts of adoption of the guidance on the Company’s January 1, 2018 balance sheet.

Nature of Goods and Services

The Company primarily ships finished goods to its customers and operates in three segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”).  The segments are based on differences in the nature of products and organizational and ownership structures.  The Consumer Domestic and Consumer International segments market a variety of personal care and household products and over-the-counter products, including but not limited to baking soda, cat litter, laundry detergent, condoms, stain removers, hair removal, gummy dietary supplements, dry shampoo, water flossers and showerheads.  The SPD segment focuses on sales to businesses and participates in three product areas: Animal Productivity, Specialty Chemicals and Specialty Cleaners.  The Company’s products are distinct and separately identifiable on customer contracts or invoices, with each product sale representing a separate performance obligation.

The Company sells consumer products under a variety of brands through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar, pet and other specialty stores and websites and other e-commerce channels, all of which sell our products to consumers. The Company sells its specialty products to industrial customers, livestock producers and through distributors.

Refer to Note 19 for disaggregated revenue information.

When Performance Obligations are Satisfied

For performance obligations related to the shipping and invoicing of products, control transfers at the point in time upon which finished goods are delivered to the Company’s customers or when finished goods are picked up by a customer or a customer’s carrier. Once a product has been delivered or picked up by the customer, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. The Company considers control to have transferred upon delivery or customer receipt because the Company has an enforceable right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risk and rewards of ownership of the asset.

Variable Consideration

The Company conducts extensive promotional activities, primarily through the use of off-list discounts, slotting, coupons, cooperative advertising, periodic price reduction arrangements, and end-aisle and other in-store displays.  The costs of such activities are netted against sales and are recorded when the related sale takes place.  The reserves for sales returns and consumer and trade promotion liabilities are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for products sold as of the balance sheet date.  The Company uses historical trend experience and coupon redemption inputs in arriving at coupon reserve requirements, and uses forecasted appropriations, customer and sales organization inputs, and historical trend analysis in determining the reserves for other promotional activities and sales returns.

Practical Expedients

The Company expenses incremental direct costs of obtaining a contract (broker commissions) when the related sale takes place. These costs are recorded in Selling, General and Administrative expenses in the accompanying condensed consolidated statements of income.

The Company accounts for shipping and handling costs as fulfillment activities and are therefore recognized upon shipment of the goods.

The Company has applied the portfolio approach to all open contracts as they have similar characteristics and can reasonably expect that the effects on the financial statements of applying this new guidance to the portfolio of contracts would not differ materially from applying this guidance to the individual contracts within the portfolio.

The Company excludes from its revenue any amounts collected from customers for sales (and similar) taxes.

4.	Income Taxes

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act significantly changed the U.S. corporate income tax regime by, among other things, lowering U.S. corporate income tax rates to 21%. However, the Tax Act eliminated the domestic manufacturing deduction and moves toward a territorial system, which also eliminated the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on a deemed repatriation of historical earnings of foreign subsidiaries. In 2018, the Company intends to repatriate approximately $150.0 of its non-U.S. earnings and pay the associated repatriation tax. During the first quarter of 2018 the Company repatriated $128.0.  In addition, the reduction of the U.S. corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These provisional impacts resulted in a net credit of approximately $273.0 for the quarter and year ended December 31, 2017. The credit was primarily due to the adjustment to the U.S. deferred tax assets and liabilities.

The changes included in the Tax Act are broad and complex. While the provisional net credit was not adjusted in the first quarter of 2018, the final provisional impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the provisional impacts. The U.S. Securities and Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of the measurement period.

5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2018	2017
Raw materials and supplies	$88.6	$85.6
Work in process	34.9	30.8
Finished goods	233.7	214.3
Total	$357.2	$330.7

6.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	March 31,	December 31,
	2018	2017
Land	$27.9	$27.9
Buildings and improvements	301.9	300.3
Machinery and equipment	706.0	699.3
Software	96.1	95.8
Office equipment and other assets	67.2	66.7
Construction in progress	37.0	36.4
Gross PP&E	1,236.1	1,226.4
Less accumulated depreciation and amortization	635.5	618.7
Net PP&E	$600.6	$607.7

	Three Months Ended
	March 31,	March 31,
	2018	2017
Depreciation and amortization on PP&E	$16.4	$14.8

7.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended
	March 31,	March 31,
	2018	2017
Weighted average common shares outstanding - basic	244.9	254.1
Dilutive effect of stock options	5.1	5.6
Weighted average common shares outstanding - diluted	250.0	259.7
Antidilutive stock options outstanding	3.1	1.3

8.	Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2017	16.1	$33.11
Exercised	(0.9)	17.73
Cancelled	(0.1)	48.20
Outstanding at March 31, 2018	15.1	$33.99	5.4	$253.8
Exercisable at March 31, 2018	9.0	$26.13	3.9	$219.1

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended
	March 31,	March 31,
	2018	2017
Intrinsic Value of Stock Options Exercised	$30.0	$27.2
Stock Compensation Expense Related to Stock Option Awards	$2.7	$1.7

9.	Share Repurchases

On November 1, 2017, the Company’s Board of Directors (the “Board”) authorized a new share repurchase program, under which the Company may repurchase up to $500.0 in shares of Common Stock (the “2017 Share Repurchase Program”).  The 2017 Share Repurchase Program does not have an expiration and replaced the 2016 Share Repurchase Program.  The Company also continued its evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

In December of 2017, the Company entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase $200.0 of the Common Stock.  In the first quarter of 2018, the Company settled the ASR contract and purchased approximately 4.1 million shares of Common Stock for $200.0, of which approximately $110.0 was purchased under the evergreen share repurchase program and $90.0 was purchased under the 2017 Share Repurchase Program.  As a result of the Company’s purchases, there remained $310.0 of share repurchase availability under the 2017 Share Repurchase Program as of March 31, 2018.  See Part II - Item 2 for further details.

10.	Fair Value Measurements

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2018 and December 31, 2017:

		March 31, 2018		December 31, 2017
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$43.9	$43.9	$95.8	$95.8
Financial Liabilities:
Short-term borrowings	Level 2	253.5	253.5	270.9	270.9
Floating Rate Senior notes due January 25, 2019	Level 2	300.0	299.9	300.0	299.9
2.45% Senior notes due December 15, 2019	Level 2	299.9	298.5	299.9	300.9
2.45% Senior notes due August 1, 2022	Level 2	299.7	290.3	299.7	296.1
2.875% Senior notes due October 1, 2022	Level 2	399.8	394.9	399.8	400.2
3.15% Senior notes due August 1, 2027	Level 2	424.6	400.9	424.6	417.8
3.95% Senior notes due August 1, 2047	Level 2	397.1	373.8	397.1	397.4
Contingent consideration	Level 3	30.5	30.5	23.2	23.2
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	(4.1)	(4.1)	(2.2)	(2.2)

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the three months ended March 31, 2018.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the Condensed Consolidated Balance Sheets.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of March 31, 2018 and December 31, 2017.

11.	Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of common stock and commodity prices expose the Company to market risk.  The Company manages these risks through the use of derivative instruments, such as cash flow and fair value hedges, diesel and commodity hedge contracts, equity derivatives and foreign exchange forward contracts.  The Company does not use derivatives for trading or speculative purposes.  Refer to Note 3 in the Form 10-K for a discussion of each of the Company’s derivative instruments in effect as of December 31, 2017.

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign exchange contracts	$84.4	$91.6
Interest rate swap	$300.0	$300.0
Diesel fuel contracts	2.3 gallons	3.0 gallons
Commodities contracts	89.7 pounds	28.3 pounds
Derivatives not designated as hedging instruments
Equity derivatives	$22.3	$22.2

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements.

12.Acquisition

On March 8, 2018, the Company purchased Passport Food Safety Solutions, Inc. (“Passport”).  Passport sells products for pre and post-harvest treatment in the poultry, swine, and beef production markets (the “Passport Acquisition”).  The total purchase price was approximately $50.0, which is subject to an additional payment of up to $25.0 based on sales performance through 2020 and a working capital adjustment.  Passport’s annual sales were approximately $21.0 in 2017.  The acquisition was funded with short-term borrowings and will be managed in the SPD segment.

The preliminary fair values of the net assets acquired are set forth as follows:

Passport
Acquisition Date
Preliminary
Fair Value

Inventory and other working capital	$3.3
Long-term assets	1.0
Trade names and other intangibles	28.5
Goodwill	32.6
Current liabilities	(1.1)
Long-term liabilities	(7.1)
Contingent consideration	(7.3)
Cash purchase price (net of cash acquired)	$49.9

The life of the amortizable intangible assets recognized from the Passport Acquisition ranges from 10 - 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact is not material to the Company’s consolidated financial results.

On August 7, 2017, the Company acquired Pik Holdings, Inc. (“Waterpik”), a water-jet technology company that designs and sells both oral water flossers and replacement shower heads (the “Waterpik Acquisition”).  The total purchase price was $1,024.6 (net of cash acquired).  Waterpik’s annual sales were approximately $265.0 for the trailing twelve months through June 30, 2017.  The Company financed the Waterpik Acquisition with proceeds from its underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017.  Subsequent to the Waterpik Acquisition, Waterpik is managed by the Consumer Domestic and Consumer International segments.

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

The following unaudited pro forma information is based on the Company’s historical data and assumptions for condensed consolidated results of operations, and gives effect to the Waterpik Acquisition as if the acquisition occurred on January 1, 2017. These unaudited pro forma results include adjustments having a continuing impact on the Company’s condensed consolidated statements of income. These adjustments primarily consist of adjustments to depreciation for the fair value and depreciable lives of property and equipment, amortization of intangible assets, stock compensation expense, interest expense and adjustments to tax expense based on condensed consolidated pro forma results. These results have been prepared using assumptions the Company’s management believes are reasonable, are not necessarily indicative of the actual results that would have occurred if the acquisition had occurred on January 1, 2017, and are not necessarily indicative of the results that may be achieved in the future, including, but not limited to, the realization of operating synergies that the Company may realize as a result of the acquisition.

Unaudited consolidated pro forma results	Three Months Ended
	March 31, 2017
	Reported	Pro forma
Net Sales	$877.2	$946.1
Net Income	$131.5	$136.8
Net income per share - Basic	$0.52	$0.54
Net income per share - Diluted	$0.51	$0.53

13.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	March 31, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$579.9	$(153.3)	$426.6	$576.7	$(145.2)	$431.5
Customer Relationships	506.3	(197.7)	308.6	480.5	(190.2)	290.3
Patents/Formulas	165.4	(54.3)	111.1	165.4	(51.7)	113.7
Non-Compete Agreement	0.4	(0.3)	0.1	0.4	(0.2)	0.2
Total	$1,252.0	$(405.6)	$846.4	$1,223.0	$(387.3)	$835.7

Indefinite lived intangible assets - Carrying value

	March 31,	December 31,
	2018	2017
Trade Names	$1,484.7	$1,484.8

Intangible amortization expense amounted to $18.0 and $13.9 for the first three months of 2018 and 2017, respectively.  The Company estimates that intangible amortization expense related to amortizable intangible assets held as of March 31, 2018 will be approximately $71.0 in 2018 and declining over the next five years from approximately $70.0 to $60.0 annually.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2017	$1,632.1	$223.3	$103.5	$1,958.9
Passport acquired goodwill	0.0	0.0	32.6	$32.6
Balance at March 31, 2018	$1,632.1	$223.3	$136.1	$1,991.5

The goodwill and other intangible assets associated with the Passport Acquisition are not deductible for U.S. tax purposes.

14.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017
Trade accounts payable	$405.2	$398.9
Accrued marketing and promotion costs	114.8	108.4
Accrued wages and related benefit costs	34.6	61.8
Other accrued current liabilities	80.7	90.0
Total	$635.3	$659.1

15.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	March 31,	December 31,
	2018	2017
Short-term borrowings
Commercial paper issuances	$251.4	$268.7
Various debt due to international banks	2.1	2.2
Total short-term borrowings	$253.5	$270.9

Long-term debt
Floating Rate Senior notes due January 25, 2019	$300.0	$300.0
2.45% Senior notes due December 15, 2019	300.0	300.0
Less: Discount	(0.1)	(0.1)
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	(0.3)	(0.3)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.2)	(0.2)
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.4)	(0.4)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.9)	(2.9)
Debt issuance costs, net	(15.7)	(15.5)
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	(4.1)	(2.2)
Total long-term debt	2,101.3	2,103.4
Less: current maturities	(299.2)	0.0
Net long-term debt	$1,802.1	$2,103.4

On March 29, 2018, the Company replaced its former $1,000.0 unsecured revolving credit facility that was scheduled to terminate on December 4, 2020 with a new $1,000.0 unsecured revolving credit facility (the “Credit Agreement”).  Under the Credit Agreement, the Company has the ability to increase its borrowing up to an additional $600.0, subject to lender commitments and certain conditions as described in the Credit Agreement.  Borrowings under the Credit Agreement are available for general corporate purposes and are used to support the Company’s $1,000.0 commercial paper program.  Unless extended, the Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on March 29, 2023.

16.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2016	$(50.0)	$(13.2)	$(0.6)	$(63.8)
Other comprehensive income (loss) before reclassifications	7.9	0.0	(0.9)	7.0
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	0.1	0.1
Tax benefit (expense)	0.0	0.0	0.2	0.2
Other comprehensive income (loss)	7.9	0.0	(0.6)	7.3
Balance at March 31, 2017	$(42.1)	$(13.2)	$(1.2)	$(56.5)

Balance at December 31, 2017	$(31.6)	$(0.6)	$(4.2)	$(36.4)
Adoption of new accounting pronouncement (Note 2)	(0.3)	0.1	(0.4)	(0.6)
Other comprehensive income (loss) before reclassifications	3.5	0.0	0.1	3.6
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	(0.1)	(0.1)
Tax benefit (expense)	0.0	0.0	(0.2)	(0.2)
Other comprehensive income (loss)	3.5	0.0	(0.2)	3.3
Balance at March 31, 2018	$(28.4)	$(0.5)	$(4.8)	$(33.7)

(a)	Amounts reclassified to cost of sales or interest expense.

17.Commitments, Contingencies and Guarantees

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

b. As of March 31, 2018, the Company had commitments of approximately $245.3.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of March 31, 2018, the Company had various guarantees and letters of credit totaling $5.9.

d. In connection with the Agro Acquisition, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance in 2019. The initial fair value of this contingent liability was $17.8, which was established in the purchase price allocation.  Subsequent to the acquisition, the Company increased the estimate of the contingent consideration liability $5.4 in the fourth quarter of 2017 from $17.8 to $23.2 based on updated financial performance forecasts. The charge was recorded in SG&A in the SPD segment.  The liability will be assessed for re-measurement at each balance sheet date leading up to the end of the 3-year period.

In connection with the Passport Acquisition, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance through 2020.  The initial fair value of this contingent liability was $7.3, which was established in the preliminary purchase price allocation.  The liability will be assessed for re-measurement at each balance sheet date leading up to December 31, 2020.

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

The Company is vigorously defending itself in this matter.  On June 16, 2014, the Company filed an amended answer to the complaint denying all of the Plaintiff’s material allegations.  On September 11, 2017, each of the Company and the Plaintiff filed motions for summary judgment.  The court has not yet ruled on these motions, and a trial date has not been set.

In connection with this matter, the Company has reserved an amount that is immaterial.  However, it is reasonably possible that the Company may ultimately be required to pay all or substantially all of the damages and other amounts sought by Plaintiff.  It is not currently possible to more precisely estimate the amount or range of any amounts that the Company may be required to pay in excess of the reserved amount because the proceedings are not sufficiently advanced and the outcome thereof is uncertain.

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

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest :

	Armand		ArmaKleen
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
Purchases by Company	$3.5	$4.7	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.3	$0.3
Outstanding Accounts Receivable	$0.3	$0.5	$0.7	$0.9
Outstanding Accounts Payable	$1.2	$1.8	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.6	$0.6	$0.5	$0.5

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

19.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of March 31, 2018, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively .  The Company’s equity in earnings of Armand and ArmaKleen for the three months ended March 31, 2018 and 2017 are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2018	$751.4	$180.7	$73.9	$0.0	$1,006.0
First Quarter 2017	659.7	143.1	74.4	0.0	877.2

Income before Income Taxes(2)
First Quarter 2018	$159.3	$27.7	$11.6	$2.1	$200.7
First Quarter 2017	160.9	19.4	7.8	2.1	190.2

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $0.9 and $1.4 for the three months ended March 31, 2018 and March 31, 2017, respectively.

(2)

In determining Income before Income Taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative Income from Operations.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2018	2017
Household Products	$413.0	$394.5
Personal Care Products	338.4	265.2
Total Consumer Domestic	751.4	659.7
Total Consumer International	180.7	143.1
Total SPD	73.9	74.4
Total Consolidated Net Sales	$1,006.0	$877.2

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Passport Acquisition

On March 8, 2018, we purchased Passport Food Safety Solutions, Inc. (“Passport”).  Passport sells products for pre and post-harvest treatment in the poultry, swine, and beef production markets (the “Passport Acquisition”).  The total purchase price was approximately $50.0, which is subject to an additional payment of up to $25.0 based on sales performance through 2020 and a working capital adjustment.  Passport’s annual sales were approximately $21.0 in 2017.  The acquisition was funded with short-term borrowings and will be managed in the SPD segment.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	March 31, 2018	Prior Year	March 31, 2017
Net Sales	$1,006.0	14.7%	$877.2
Gross Profit	$451.5	13.1%	$399.3
Gross Margin	44.9%	-60 basis points	45.5%
Marketing Expenses	$99.9	10.0%	$90.8
Percent of Net Sales	9.9%	-40 basis points	10.3%
Selling, General & Administrative Expenses	$131.3	16.8%	$112.4
Percent of Net Sales	13.1%	+30 basis points	12.8%
Income from Operations	$220.3	12.3%	$196.1
Operating Margin	21.9%	-50 basis points	22.4%
Net income per share – Diluted	$0.63	23.5%	$0.51

Diluted Net Income per share was $0.63 as compared to $0.51 in the first quarter of 2017. During the first quarter of 2017, we sold our chemical business in Brazil. As a result, a pre and post- tax charge of $3.5 was recorded ($1.3 in cost of goods sold and $2.2 in selling, general and administrative expenses). This equated to $0.01 per share.

Net Sales

Net sales for the quarter ended March 31, 2018 were $1,006.0, an increase of $128.8 or 14.7% as compared to the same period in 2017.  The components of the net sales increase are as follows:

Three Months Ended
March 31,
Net Sales - Consolidated	2018
Product volumes sold	4.0%
Pricing/Product mix	(0.2%)
Foreign exchange rate fluctuations	1.3%
Volume from acquired product lines (net of divestiture) (1)	9.6%
Net Sales increase	14.7%

(1)

On March 8, 2018, we acquired Passport Food Safety Solutions, Inc. (the “Passport Acquisition”).  On January 17, 2017, we acquired the Viviscal business (the “Viviscal Acquisition”). On May 1, 2017, we acquired Agro BioSciences, Inc. (the “Agro Acquisition”).  On August 7, 2017, we acquired Waterpik (the “Waterpik Acquisition”).  Net sales of these acquisitions are included in our results since the date of acquisition.  In March 2017, we sold our chemical business in Brazil.

For the three months ended March 31, 2018, the volume change primarily reflects increased product sales in both the Consumer Domestic and Consumer International segments, with volume declines in Specialty Products (“SPD”). Favorable price/mix in the Consumer International and SPD segments was offset by lower price/mix in the Consumer Domestic segment.

Gross Profit / Gross Margin

Our gross profit was $451.5 for the three months ended March 31, 2018, a $52.2 increase as compared to the same period in 2017.  Gross margin decreased 60 basis points (“bps”) in the first quarter of 2018 compared to the same period in 2017, primarily due to higher commodity costs of 80 bps, higher transportation costs of 30 bps, other manufacturing cost increases of 70 bps partially offset by productivity programs of 70 bps and the impact of higher margins on acquired businesses of 50 bps.

Operating Expenses

Marketing expenses for the three months ended March 31, 2018 were $99.9, an increase of $9.1 or 10.0% as compared to the same period in 2017. Marketing expenses as a percentage of net sales in the first quarter of 2018 decreased 40 bps to 9.9% as compared to 10.3% in 2017 due to 130 bps of leverage on higher net sales partially offset by 90 bps on higher expenses, in part due to the impact of the businesses acquired since the first quarter of 2017.

Selling, general and administrative (“SG&A”) expenses were $131.3 in the first quarter of 2018, an increase of $18.9 or 16.8% as compared to the same period in 2017 which was significantly impacted by transition and ongoing costs associated with the Agro, Waterpik and Passport acquisitions, along with higher research and development costs.  SG&A as a percentage of net sales increased 30 bps to 13.1% in the first quarter of 2018 as compared to 12.8% in the same period in 2017.  The increase is due to higher costs of 190 bps primarily associated with our acquisitions, partially offset by 160 bps of leverage associated with higher sales.

Other Income and Expenses

Other expense, net for the three months ended March 31, 2018 increased $1.9 compared to the same period in 2017 primarily due to the effect of changes in foreign exchange rates.

Interest expense for the three months ended March 31, 2018 increased $11.9 as compared to the same period in 2017 due to a higher amount of average debt outstanding associated with the $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017.

Income Taxes

The effective tax rate for the three months ended March 31, 2018 was 21.4% compared to 30.9% in the same period in 2017.  The decrease in the tax rate is primarily due to the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017, which lowered the U.S. statutory tax rate from 35% to 21%.

Segment results

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

The Corporate segment income consists of equity in earnings of affiliates.  As of March 31, 2018, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively.  Our equity in earnings of Armand and ArmaKleen for the three months ended March 31, 2018 and 2017 are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three months ended March 31, 2018 and March 31, 2017 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2018	$751.4	$180.7	$73.9	$0.0	$1,006.0
First Quarter 2017	659.7	143.1	74.4	0.0	877.2

Income before Income Taxes(2)
First Quarter 2018	$159.3	$27.7	$11.6	$2.1	$200.7
First Quarter 2017	160.9	19.4	7.8	2.1	190.2

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $ 0.9 and $1.4 for the three months ended March 31, 2018 and March 31, 2017, respectively.

(2)

In determining Income before Income Taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative Income from Operations.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2018	2017
Household Products	$413.0	$394.5
Personal Care Products	338.4	265.2
Total Consumer Domestic	751.4	659.7
Total Consumer International	180.7	143.1
Total SPD	73.9	74.4
Total Consolidated Net Sales	$1,006.0	$877.2

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2018 were $751.4, an increase of $91.7 or 13.9% as compared to the same period in 2017.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer Domestic	2018
Product volumes sold	5.3%
Pricing/Product mix	(1.7%)
Volume from acquired product lines (1)	10.3%
Net Sales increase	13.9%
(1)	Includes net sales of the brands acquired in the Viviscal Acquisition and the Waterpik Acquisition since the dates of acquisition.

The increase in net sales for the three months ended March 31, 2018, reflects the impact of acquisitions, higher sales of ARM & HAMMER liquid and unit dose laundry detergent, ARM & HAMMER cat litter, OXICLEAN stain fighters, BATISTE dry shampoo, VITAFUSION and L’IL CRITTERS gummy vitamins and TOPPIK and VIVISCAL hair care businesses, partially offset by lower sales of XTRA laundry detergent.

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

Consumer Domestic income before income taxes for the first quarter of 2018 was $159.3, a $1.6 decrease as compared to the first quarter of 2017.  The decrease is due primarily to higher SG&A of $15.6 (primarily associated with the acquisitions), unfavorable price/mix (consisting of higher promotion and coupon spending) of $14.0, higher marketing expenses of $6.8, unfavorable manufacturing and distribution costs of $6.6, higher interest and other expenses of $10.8, partially offset by the impact of higher sales volumes of $52.2.

Consumer International

Consumer International net sales were $180.7 in the first quarter of 2018, an increase of $37.6 or 26.3% as compared to the same period in 2017.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer International	2018
Product volumes sold	1.6%
Pricing/Product mix	5.2%
Foreign exchange rate fluctuations / Other	7.7%
Volume from acquired product lines (1)	11.8%
Net Sales increase	26.3%
(1)	Includes net sales of the brands acquired in the Viviscal Acquisition and the Waterpik Acquisition since the dates of acquisition.

Excluding the impact of foreign exchange rates and acquisitions, higher sales in the first quarter ended March 31, 2018 were primarily due to OXICLEAN in the export business, STERIMAR, ARM & HAMMER toothpaste and OXICLEAN in Mexico and FEMFRESH and BATISTE in Australia.

Consumer International income before income taxes was $27.7 in the first quarter 2018, an increase of $8.3 compared to the same period in 2017 due primarily to higher sales volumes of $9.4, favorable foreign exchange rates of $3.0, favorable price/mix of $4.1, partially offset by SG&A costs of $2.9, higher interest expense of $2.0, higher marketing expenses of $0.7 and unfavorable manufacturing costs of $2.6.

Specialty Products (“SPD”)

SPD net sales were $73.9 in the first quarter of 2018, a decrease of $0.5 or 0.7% as compared to the same period in 2017.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - SPD	2018
Product volumes sold	(3.8%)
Pricing/Product mix	2.8%
Foreign exchange rate fluctuations / Other	(—%)
Volume from acquired product lines (net of divestiture) (1)	0.3%
Net Sales increase	(0.7%)
(1)	Includes net sales of Passport and Agro Acquisitions since the dates of acquisition and is negatively impacted by the sale of our Brazilian chemical business.

Excluding the impact of the acquisition and divestiture, the net sales decrease in the first quarter of 2018 was driven by lower volumes in the animal productivity business.  Demand in the dairy industry is significantly reduced due to low milk prices.

SPD income before income taxes was $11.6 in the first quarter of 2018, an increase of $3.8 as compared to the same period in 2017 due to higher sales volumes of $3.1 (primarily as a result of acquired businesses), lower costs as a result of the sale of our Brazilian business of $3.3, favorable price/product mix of $2.1, partially offset by higher SG&A costs of $3.3, higher manufacturing costs of $0.4 and higher interest expense of $0.8.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the first quarter of 2018 and 2017.  The Corporate segment income before income taxes was $2.1 in the first quarter of 2018, as compared to $2.1 in the same period in 2017.

Liquidity and Capital Resources

On March 29, 2018, we replaced our former $1,000.0 unsecured revolving credit facility that was scheduled to terminate on December 4, 2020 with a new $1,000.0 unsecured revolving credit facility (the “Credit Agreement”).  Under the Credit Agreement, we have the ability to increase our borrowing up to an additional $600.0, subject to lender commitments and certain conditions as described in the Credit Agreement.  Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $1,000.0 commercial paper program.  Unless extended, the Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on March 29, 2023.

As of March 31, 2018, we had $119.8 in cash and cash equivalents, and approximately $745.0 available through the revolving facility under our Credit Agreement and our commercial paper program.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

As a result of the Tax Act, we have decided to repatriate excess cash held at our foreign subsidiaries in 2018. We estimate we will repatriate approximately $150.0 of the $194.0 that was held outside the U.S as of December 31, 2017.  Approximately $128.0 was repatriated in the first quarter of 2018 and $22.0 is expected to be repatriated throughout the remainder of 2018.

The current economic environment presents risks that could have adverse consequences for our liquidity.  (See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”).  We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement because we currently are, and anticipate that we will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

On February 5, 2018, the Board declared a 14% increase in the regular quarterly dividend from $0.19 to $0.2175 per share, equivalent to an annual dividend of $0.87 per share payable to stockholders of record as of February 15, 2018.  The increase raises the annual dividend payout from $190.0 to approximately $215.0.

In connection with our share repurchase program authorized by the Board in November 2017 (the “2017 Share Repurchase Program”) and our evergreen repurchase program, we entered into an accelerated share repurchase (“ASR”) contract with a commercial bank in December of 2017 to purchase $200.0 of the Common Stock in the first quarter of 2018, of which approximately $110.0 was purchased under the evergreen share repurchase program and approximately $90.0 was purchased under the 2017 Share Repurchase Program.  See Part II - Item 2 for further details.

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

Cash Flow Analysis

	Three Months Ended
	March 31,	March 31,
	2018	2017
Net cash provided by operating activities	$155.5	$131.5
Net cash used in investing activities	$(60.0)	$(159.3)
Net cash used in financing activities	$(255.6)	$(24.4)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  Our net cash provided by operating activities in the three months ended March 31, 2018 increased by $24.0 to $155.5 as compared to $131.5 in the same period in 2017 due to higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges). The change in working capital from December 31, 2017 is primarily due to a decrease in accrued expenses due to changes in deferred compensation, incentive compensation and profit sharing payments, increases in inventory and accounts receivable, partially offset by an increase in trade accounts payable and taxes payable.  However, we measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended March 31, 2018 and 2017:

	As of
	March 31, 2018	March 31, 2017	Change
Days of sales outstanding in accounts receivable ("DSO")	31	30	1
Days of inventory outstanding ("DIO")	56	51	5
Days of accounts payable outstanding ("DPO")	65	64	(1)
Cash conversion cycle	22	17	5

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two period average method, increased five days from the prior year amount of 17 days to 22 days at March 31, 2018 due primarily to an increase in DIO of five days. DPO improved one day from 64 to 65 days as we continue to extend payment terms with our suppliers, offset by DSO which increased one day from 30 to 31 days. The increase is primarily due to certain acquisitions, which currently require a higher level of working capital. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2018 was 60.0, primarily reflecting $49.9 for the Passport Acquisition, and $9.9 for property, plant and equipment additions.  Net cash used in investing activities during the first three months of 2017 was $159.3, primarily reflecting $160.3 for the Viviscal Acquisition and $2.8 for property, plant and equipment expenditures, partially offset by $4.5 of cash proceeds from the sale of the Brazil chemical business.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2018 was $255.6, reflecting $200.0 of repurchases of our common stock (“Common Stock”), $53.0 of cash dividend payments, $17.4 of debt payments, partially offset by $16.4 of proceeds from stock option exercises.  Net cash used in financing activities during the first three months of 2017 was $24.4, primarily reflecting $157.1 of repurchases of our Common Stock, $48.4 of cash dividend payments, and $3.4 of short term debt repayments at an international subsidiary, partially offset by of $162.2 of commercial paper borrowings, and $22.7 of proceeds from stock option exercises.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Our exposure to market risk has not changed materially since December 31, 2017.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of competitive laundry detergent products,  including unit dose laundry detergent; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; actual voluntary and expected cash contributions to pension plans; impairments and other charges including the pension settlement charge and asset impairment charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of the Tax Cuts and Jobs Act; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; and the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; increases in transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; transition to, and shifting trade or economic policies in the United States; issues relating to the Company’s information technology and controls; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

The Company is vigorously defending itself in this matter.  On June 16, 2014, the Company filed an amended answer to the complaint denying all of the Plaintiff’s material allegations.  On September 11, 2017, each of the Company and the Plaintiff filed motions for summary judgment.  The court has not yet ruled on these motions, and a trial date has not been set.

In connection with this matter, the Company has reserved an amount that is immaterial.  However, it is reasonably possible that the Company may ultimately be required to pay all or substantially all of the damages and other amounts sought by Plaintiff.  It is not currently possible to more precisely estimate the amount or range of any amounts that the Company may be required to pay in excess of the reserved amount because the proceedings are not sufficiently advanced and the outcome thereof is uncertain.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Form 10-K, which could materially affect the Company’s business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs.  The following table contains information for shares repurchased during the first quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs(2)
1/1/2018 to 1/31/2018	3,439,207	$49.43	3,439,207	$340,000,000
2/1/2018 to 2/28/2018	650,332	46.13	650,332	$310,000,000
3/1/2018 to 3/31/2018	0	0	0	$310,000,000
Total	4,089,539	$48.91	4,089,539

(1)	Average price paid per share in the period includes commission.
(2)

In the first quarter of 2018, the Company purchased 4.1 million shares for $200.0, of which approximately $110.0 was purchased under the evergreen share repurchase program and approximately $90.0 was purchased under the 2017 Share Repurchase Program.  The evergreen share repurchase program has no specified cap and therefore is not reflected in this column.

ITEM 6.	EXHIBITS

Exhibit Index

	(3.1)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on August 3, 2017.

	(3.2)	By-laws of the Company, amended and restated as of January 27, 2016, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 2, 2016.
	(10.1)

Credit Agreement dated March 29, 2018, among Church & Dwight Co., Inc., the initial lenders named therein, Bank of America, N.A., as lead administrative agent, swing line lender, and L/C issuer, Wells Fargo Bank, National Association, as co-administrative agent, syndication agent and swing line lender, SunTrust Bank, as syndication agent and swing line lender, Bank of Montreal, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., as documentation agents, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 29, 2018.

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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017, (iii) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2018 and March 31, 2017 and (vi) Notes to Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 3, 2018	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	May 3, 2018	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)