Form 10-Q
period 2018-06-30
CHURCH & DWIGHT CO INC /DE/
filed 2018-08-02
CIK 313927

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2018, there were 245,407,957 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	29

1A.	Risk Factors	29

6.	Exhibits	30

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net Sales	$1,027.9	$898.0	$2,033.9	$1,775.2
Cost of sales	573.0	487.6	1,127.5	965.5
Gross Profit	454.9	410.4	906.4	809.7
Marketing expenses	136.4	130.9	236.3	221.7
Selling, general and administrative expenses	144.7	156.3	276.0	268.7
Income from Operations	173.8	123.2	394.1	319.3
Equity in earnings of affiliates	2.4	3.1	4.5	5.2
Investment earnings	0.1	0.3	0.6	0.7
Other income (expense), net	(0.7)	(0.5)	(2.8)	(0.7)
Interest expense	(20.2)	(9.3)	(40.3)	(17.5)
Income before Income Taxes	155.4	116.8	356.1	307.0
Income taxes	33.7	43.9	76.6	102.6
Net Income	$121.7	$72.9	$279.5	$204.4

Weighted average shares outstanding - Basic	244.8	249.8	244.9	252.0
Weighted average shares outstanding - Diluted	249.3	255.6	249.7	257.7
Net income per share - Basic	$0.50	$0.29	$1.14	$0.81
Net income per share - Diluted	$0.49	$0.29	$1.12	$0.79
Cash dividends per share	$0.22	$0.19	$0.43	$0.38

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net Income	$121.7	$72.9	$279.5	$204.4
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(9.9)	6.7	(6.4)	14.6
Defined benefit plan adjustments gain (loss)	0.0	11.9	0.0	11.9
Income (loss) from derivative agreements	(5.7)	(3.4)	(5.9)	(4.0)
Other comprehensive income (loss)	(15.6)	15.2	(12.3)	22.5
Comprehensive income	$106.1	$88.1	$267.2	$226.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$89.3	$278.9
Accounts receivable, less allowances of $2.7 and $2.9	348.6	345.9
Inventories	369.2	330.7
Other current assets	63.3	44.7
Total Current Assets	870.4	1,000.2

Property, Plant and Equipment, Net	593.1	607.7
Equity Investment in Affiliates	9.4	9.3
Trade Names and Other Intangibles, Net	2,311.9	2,320.5
Goodwill	1,992.9	1,958.9
Other Assets	121.7	118.2
Total Assets	$5,899.4	$6,014.8

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$110.8	$270.9
Current portion of long-term debt	299.5	0.0
Accounts payable and accrued expenses	681.8	659.1
Income taxes payable	8.7	5.0
Total Current Liabilities	1,100.8	935.0

Long-term Debt	1,802.6	2,103.4
Deferred Income Taxes	567.2	561.2
Deferred and Other Long-term Liabilities	207.7	197.2
Total Liabilities	3,678.3	3,796.8

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of June 30, 2018	292.8	292.8
Additional paid-in capital	271.8	264.6
Retained earnings	3,650.6	3,479.0
Accumulated other comprehensive loss	(49.3)	(36.4)
Common stock in treasury, at cost: 47,815,947 shares in 2018 and 45,225,202 shares in 2017	(1,944.8)	(1,782.0)
Total Stockholders' Equity	2,221.1	2,218.0
Total Liabilities and Stockholders' Equity	$5,899.4	$6,014.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2018	2017
Cash Flow From Operating Activities
Net Income	$279.5	$204.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	31.4	29.7
Amortization expense	38.5	29.5
Deferred income taxes	1.2	11.3
Equity in net earnings of affiliates	(4.5)	(5.2)
Distributions from unconsolidated affiliates	4.4	4.3
Non-cash compensation expense	15.9	12.3
Non-cash pension settlement charge	0.0	31.7
Other	(1.3)	(0.4)
Change in assets and liabilities:
Accounts receivable	(4.8)	(6.8)
Inventories	(39.1)	(30.1)
Other current assets	(5.5)	(10.4)
Accounts payable and accrued expenses	13.9	(14.2)
Income taxes payable	(8.1)	(10.7)
Other operating assets and liabilities, net	1.2	3.9
Net Cash Provided By Operating Activities	322.7	249.3
Cash Flow From Investing Activities
Additions to property, plant and equipment	(19.6)	(10.4)
Acquisitions	(49.8)	(235.3)
Other	(1.8)	3.4
Net Cash Used In Investing Activities	(71.2)	(242.3)
Cash Flow From Financing Activities
Long-term debt borrowings	0.0	200.0
Short-term debt (repayments) borrowings	(159.8)	202.6
Proceeds from stock options exercised	28.9	27.3
Payment of cash dividends	(106.2)	(95.7)
Purchase of treasury stock	(200.0)	(300.0)
Deferred financing and other	(2.4)	(1.0)
Net Cash (Used In) Provided By Financing Activities	(439.5)	33.2
Effect of exchange rate changes on cash and cash equivalents	(1.6)	9.6
Net Change In Cash and Cash Equivalents	(189.6)	49.8
Cash and Cash Equivalents at Beginning of Period	278.9	187.8
Cash and Cash Equivalents at End of Period	$89.3	$237.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2018	2017
Cash paid during the period for:
Interest (net of amounts capitalized)	$38.1	$16.8
Income taxes	$83.8	$102.0
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$6.4	$5.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2016	292.8	(38.9)	$292.8	$251.4	$2,926.0	$(63.8)	$(1,428.5)	$1,977.9
Net income	0.0	0.0	0.0	0.0	204.4	0.0	0.0	204.4
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	22.5	0.0	22.5
Cash dividends	0.0	0.0	0.0	0.0	(95.7)	0.0	0.0	(95.7)
Stock purchases	0.0	(6.0)	0.0	0.0	0.0	0.0	(300.0)	(300.0)
Stock based compensation expense and stock option plan transactions	0.0	1.3	0.0	6.7	0.0	0.0	32.5	39.2
June 30, 2017	292.8	(43.6)	$292.8	$258.1	$3,034.7	$(41.3)	$(1,696.0)	$1,848.3

December 31, 2017	292.8	(45.2)	$292.8	$264.6	$3,479.0	$(36.4)	$(1,782.0)	$2,218.0
Adoption of new accounting pronouncements (Note 2)	0.0	0.0	0.0	0.0	(1.7)	(0.6)	0.0	(2.3)
Net income	0.0	0.0	0.0	0.0	279.5	0.0	0.0	279.5
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(12.3)	0.0	(12.3)
Cash dividends	0.0	0.0	0.0	0.0	(106.2)	0.0	0.0	(106.2)
Stock purchases	0.0	(4.1)	0.0	0.0	0.0	0.0	(200.0)	(200.0)
Stock based compensation expense and stock option plan transactions	0.0	1.5	0.0	7.2	0.0	0.0	37.2	44.4
June 30, 2018	292.8	(47.8)	$292.8	$271.8	$3,650.6	$(49.3)	$(1,944.8)	$2,221.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except per share data)

1.	Basis of Presentation

The condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2018 and June 30, 2017, and the condensed consolidated statements of cash flow and stockholders’ equity for the six months ended June 30, 2018 and June 30, 2017 have been prepared by Church & Dwight Co., Inc. (the “Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2018 and results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”).  The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

The Company incurred research and development expenses in the second quarter of 2018 and 2017 of $21.8 and $16.0, respectively.  The Company incurred research and development expenses in the first six months of 2018 and 2017 of $41.3 and $30.1, respectively.  These expenses are included in selling, general and administrative expenses.

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

In February 2016 and July 2018, the FASB issued new lease accounting guidance, requiring lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases, with a term greater than a year. The new guidance also expands the required quantitative and qualitative disclosures surrounding leases. The guidance is effective for annual and interim periods beginning after December 15, 2018, and allows companies to apply the requirements retrospectively, either to all prior periods presented or through a cumulative adjustment in the year of adoption, with early adoption permitted. The Company is currently evaluating the impact of adoption, which will consist primarily of a balance sheet gross up of the Company’s operating leases to show equal and offsetting lease assets and lease liabilities.

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

Adoption of the new pronouncement as discussed in Note 2 did not have a significant impact on the Company’s condensed consolidated financial statements.  The adoption required the Company to recognize certain costs earlier, primarily due to the timing of coupon expense recognition, which was not material.  Refer to the table above in Note 2 for a presentation of the impacts of adoption of the guidance on the Company’s January 1, 2018 balance sheet.

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

Refer to Note 19 for disaggregated revenue information with respect to each of our segments.

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

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act significantly changed the U.S. corporate income tax regime by, among other things, lowering U.S. corporate income tax rates to 21%. However, the Tax Act eliminated the domestic manufacturing deduction and moves toward a territorial system, which also eliminated the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on a deemed repatriation of historical earnings of foreign subsidiaries. In the first six months of 2018, the Company repatriated approximately $150.0 of its non-U.S. earnings and paid the associated withholding tax.  In addition, the reduction of the U.S. corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These provisional impacts resulted in a reduction of tax expense of approximately $273.0 for the quarter and year ended December 31, 2017. This was primarily due to the adjustment to the U.S. deferred tax assets and liabilities.

The changes included in the Tax Act are broad and complex. While the provisional amount was not adjusted in the first six months of 2018, the final provisional impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the provisional impacts. The U.S. Securities and Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of the measurement period.

5.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2018	2017
Raw materials and supplies	$87.5	$85.6
Work in process	32.1	30.8
Finished goods	249.6	214.3
Total	$369.2	$330.7

On April 1, 2018, the Company changed its method of accounting for inventories from last-in-first-out (“LIFO”) to first-in-first-out (“FIFO”) for the approximately 17% of consolidated inventory not previously valued using FIFO. Substantially all of the Company’s Specialty Products Division segment inventory as well as domestic inventory sold primarily under the ARM & HAMMER trademark in the Consumer Domestic segment was previously determined using LIFO. After this change, all the Company’s inventory will be determined by the FIFO method.  The Company believes this change is preferable as the predominant method to value inventory has been FIFO, which will provide a uniform costing method across all inventory. Prior financial statements have not been retroactively adjusted due to immateriality. The cumulative effect of the change in accounting principle of approximately $4.0 pre-tax was recorded as a decrease to cost of goods sold for the quarter ending June 30, 2018.

6.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	June 30,	December 31,
	2018	2017
Land	$27.8	$27.9
Buildings and improvements	301.8	300.3
Machinery and equipment	709.0	699.3
Software	95.9	95.8
Office equipment and other assets	69.7	66.7
Construction in progress	36.2	36.4
Gross PP&E	1,240.4	1,226.4
Less accumulated depreciation and amortization	647.3	618.7
Net PP&E	$593.1	$607.7

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Depreciation and amortization on PP&E	$15.0	$14.9	$31.4	$29.7

7.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding - basic	244.8	249.8	244.9	252.0
Dilutive effect of stock options	4.5	5.8	4.8	5.7
Weighted average common shares outstanding - diluted	249.3	255.6	249.7	257.7
Antidilutive stock options outstanding	5.0	2.5	5.0	3.1

8.	Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2017	16.1	$33.11
Granted	1.9	50.22
Exercised	(1.5)	19.28
Cancelled	(0.1)	47.73
Outstanding at June 30, 2018	16.4	$36.22	5.8	$279.5
Exercisable at June 30, 2018	10.5	$29.19	4.3	$251.8

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Intrinsic Value of Stock Options Exercised	$15.2	$7.5	$45.2	$34.7
Stock Compensation Expense Related to Stock Option Awards	$12.3	$9.0	$15.0	$10.7
Issued Stock Options	1.9	1.8	1.9	1.8
Weighted Average Fair Value of Stock Options issued (per share)	$9.63	$9.70	$9.63	$9.67
Fair Value of Stock Options Issued	$18.0	$17.1	$18.1	$17.5

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.9%	2.1%	2.9%	2.1%
Expected life in years	7.3	7.2	7.3	7.2
Expected volatility	17.1%	16.9%	17.1%	16.9%
Dividend yield	1.7%	1.4%	1.7%	1.4%
9.	Share Repurchases

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

In November of 2017, the Company purchased $100.0 of Common Stock.  In December of 2017, the Company entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase $200.0 of the Common Stock.  In the first quarter of 2018, the Company settled the ASR contract and purchased approximately 4.1 million shares of Common Stock for $200.0, of which approximately $110.0 was purchased under the evergreen share repurchase program and $90.0 was purchased under the 2017 Share Repurchase Program.  The Company did not repurchase any shares of Common Stock during the quarter ended June 30, 2018.  As a result of the Company’s purchases, there remained $310.0 of share repurchase availability under the 2017 Share Repurchase Program as of June 30, 2018.

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at June 30, 2018 and December 31, 2017:

		June 30, 2018		December 31, 2017
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$24.7	$24.7	$95.8	$95.8
Financial Liabilities:
Short-term borrowings	Level 2	110.8	110.8	270.9	270.9
Floating Rate Senior notes due January 25, 2019	Level 2	300.0	299.9	300.0	299.9
2.45% Senior notes due December 15, 2019	Level 2	299.9	297.6	299.9	300.9
2.45% Senior notes due August 1, 2022	Level 2	299.7	286.9	299.7	296.1
2.875% Senior notes due October 1, 2022	Level 2	399.8	390.8	399.8	400.2
3.15% Senior notes due August 1, 2027	Level 2	424.6	393.3	424.6	417.8
3.95% Senior notes due August 1, 2047	Level 2	397.2	360.4	397.1	397.4
Contingent consideration	Level 3	30.5	30.5	23.2	23.2
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	(4.4)	(4.4)	(2.2)	(2.2)

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the six months ended June 30, 2018.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the Condensed Consolidated Balance Sheets.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of June 30, 2018 and December 31, 2017.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign exchange contracts	$87.6	$91.6
Interest rate swap	$300.0	$300.0
Diesel fuel contracts	1.5 gallons	3.0 gallons
Commodities contracts	161.1 pounds	28.3 pounds
Derivatives not designated as hedging instruments
Equity derivatives	$21.9	$22.2

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements.

12.Acquisitions

On March 8, 2018, the Company purchased Passport Food Safety Solutions, Inc. (“Passport”).  Passport sells products for pre- and post-harvest treatment in the poultry, swine, and beef production markets (the “Passport Acquisition”).  The total purchase price was approximately $50.0, which is subject to an additional payment of up to $25.0 based on sales performance through 2020 and a working capital adjustment.  Passport’s annual sales were approximately $21.0 in 2017.  The acquisition was funded with short-term borrowings and is managed in the SPD segment.

The preliminary fair values of the net assets acquired are set forth as follows:

Passport
Acquisition Date
Preliminary
Fair Value
Inventory and other working capital	$3.3
Long-term assets	1.0
Trade names and other intangibles	28.5
Goodwill	32.5
Current liabilities	(1.1)
Long-term liabilities	(7.1)
Contingent consideration	(7.3)
Cash purchase price (net of cash acquired)	$49.8

The life of the amortizable intangible assets recognized from the Passport Acquisition ranges from 10 - 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact is not material to the Company’s consolidated financial results.

On August 7, 2017, the Company acquired Pik Holdings, Inc. (“Waterpik”), a water-jet technology company that designs and sells both oral water flossers and replacement shower heads (the “Waterpik Acquisition”).  The total purchase price was $1,024.6 (net of cash acquired).  Waterpik’s annual sales were approximately $265.0 for the trailing twelve months through June 30, 2017.  The Company financed the Waterpik Acquisition with proceeds from its underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017.   Waterpik is managed by the Consumer Domestic and Consumer International segments.

The fair values of the net assets acquired are set forth as follows:

Waterpik
Acquisition Date
Fair Value
Current assets	$95.4
Property, plant and equipment	28.4
Trade name (indefinite lived)	644.7
Other intangible assets	146.1
Goodwill	425.8
Current liabilities	(31.8)
Long-term liabilities	(284.0)
Cash purchase price (net of cash acquired)	$1,024.6

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

Unaudited consolidated pro forma results	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Reported	Pro forma	Reported	Pro forma

Net Sales	$898.0	$968.2	$1,775.2	$1,914.3
Net Income	$72.9	$77.4	$204.4	$214.2
Net income per share - Basic	$0.29	$0.31	$0.81	$0.85
Net income per share - Diluted	$0.29	$0.30	$0.79	$0.83

13.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	June 30, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$579.0	$(160.4)	$418.6	$576.7	$(145.2)	$431.5
Customer Relationships	506.2	(205.4)	300.8	480.5	(190.2)	290.3
Patents/Formulas	165.4	(56.6)	108.8	165.4	(51.7)	113.7
Non-Compete Agreement	0.4	(0.3)	0.1	0.4	(0.2)	0.2
Total	$1,251.0	$(422.7)	$828.3	$1,223.0	$(387.3)	$835.7

Indefinite lived intangible assets - Carrying value

	June 30,	December 31,
	2018	2017
Trade Names	$1,483.6	$1,484.8

Intangible amortization expense was $17.8 and $14.4 for the second quarter of 2018 and 2017, respectively.  Intangible amortization expense amounted to $35.8 and $28.3 for the first six months of 2018 and 2017, respectively.  The Company estimates that intangible amortization expense related to amortizable intangible assets held as of June 30, 2018 will be approximately $71.0 in 2018 and declining over the next five years from approximately $70.0 to $60.0 annually.

The Company determined that the carrying value of all trade names as of December 31, 2017, was recoverable based upon the forecasted cash flows and profitability of the brands.  There is a personal care trade name that, based on recent performance, has experienced sales and profit declines that have eroded a significant portion of the excess between fair and carrying value which could potentially result in an impairment of the asset.  In 2017, this excess was reduced to approximately $34.0 or 12% in large part due to an increased competitive market environment therefore resulting in reduced cash flow projections. The Company continues to monitor performance and should there be any significant change in forecasted assumptions or estimates, including sales, profitability and discount rate, the Company may be required to recognize an impairment charge.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2017	$1,632.1	$223.3	$103.5	$1,958.9
Passport acquired goodwill	0.0	0.0	32.5	32.5
Waterpik adjustment	1.1	0.4	0.0	1.5
Balance at June 30, 2018	$1,633.2	$223.7	$136.0	$1,992.9

The goodwill and other intangible assets associated with the Waterpik and Passport acquisitions are not deductible for U.S. tax purposes.  In connection with its annual goodwill impairment test performed in the beginning of the second quarter of 2018, the Company determined that the estimated fair value substantially exceeded the carrying values of all reporting units.

14.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017
Trade accounts payable	$419.8	$398.9
Accrued marketing and promotion costs	125.4	108.4
Accrued wages and related benefit costs	45.8	61.8
Other accrued current liabilities	90.8	90.0
Total	$681.8	$659.1

15.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	June 30,	December 31,
	2018	2017
Short-term borrowings
Commercial paper issuances	$109.0	$268.7
Various debt due to international banks	1.8	2.2
Total short-term borrowings	$110.8	$270.9

Long-term debt
Floating Rate Senior notes due January 25, 2019	300.0	$300.0
2.45% Senior notes due December 15, 2019	300.0	300.0
Less: Discount	(0.1)	(0.1)
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	(0.3)	(0.3)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.2)	(0.2)
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.4)	(0.4)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.8)	(2.9)
Debt issuance costs, net	(14.7)	(15.5)
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	(4.4)	(2.2)
Total long-term debt	2,102.1	2,103.4
Less: current maturities	(299.5)	0.0
Net long-term debt	$1,802.6	$2,103.4

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

16.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2016	$(50.0)	$(13.2)	$(0.6)	$(63.8)
Other comprehensive income (loss) before reclassifications	14.6	2.2	(6.2)	10.6
Amounts reclassified to consolidated statement of income (a) (b)	0.0	11.9	0.3	12.2
Tax benefit (expense)	0.0	(2.2)	1.9	(0.3)
Other comprehensive income (loss)	14.6	11.9	(4.0)	22.5
Balance at June 30, 2017	$(35.4)	$(1.3)	$(4.6)	$(41.3)

Balance at December 31, 2017	$(31.6)	$(0.6)	$(4.2)	$(36.4)
Adoption of new accounting pronouncements (Note 2)	(0.3)	0.1	(0.4)	(0.6)
Other comprehensive income (loss) before reclassifications	(6.4)	0.0	(7.7)	(14.1)
Amounts reclassified to consolidated statement of income (b) (c)	0.0	0.0	0.0	0.0
Tax benefit (expense)	0.0	0.0	1.8	1.8
Other comprehensive income (loss)	(6.4)	0.0	(5.9)	(12.3)
Balance at June 30, 2018	$(38.3)	$(0.5)	$(10.5)	$(49.3)

(a)	In connection with the termination of international defined benefit plans $11.9 was reclassified to SG&A. All other amounts were reclassified to Cost of Sales.
(b)	The Company reclassified a loss of $0.1 and a loss of $12.1 to the consolidated statement of income during the three months ended June 30, 2018 and 2017, respectively.
(c)	Amounts reclassified to cost of sales or interest expense.

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

b. As of June 30, 2018, the Company had commitments of approximately $246.1.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of June 30, 2018, the Company had various guarantees and letters of credit totaling $5.5.

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

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest :

	Armand		ArmaKleen
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Purchases by Company	$7.4	$10.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.6	$0.6
Outstanding Accounts Receivable	$0.6	$0.4	$0.5	$0.8
Outstanding Accounts Payable	$1.5	$2.3	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.2	$1.2	$1.1	$1.0

(1)	Billed by Company and recorded as a reduction of selling, general and administrative expenses.

19.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of June 30, 2018, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively.  The Company’s equity in earnings of Armand and ArmaKleen for the three and six months ended June 30, 2018 and 2017 are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
Second Quarter 2018	$774.1	$176.1	$77.7	$0.0	$1,027.9
Second Quarter 2017	678.2	145.1	74.7	0.0	898.0
First Six Months of 2018	$1,525.5	$356.8	$151.6	$0.0	$2,033.9
First Six Months of 2017	1,337.9	288.2	149.1	0.0	1,775.2

Income before Income Taxes(2)
Second Quarter 2018	$119.4	$18.0	$15.6	$2.4	$155.4
Second Quarter 2017(3)	123.7	(23.7)	13.7	3.1	116.8
First Six Months of 2018	$278.7	$45.7	$27.2	$4.5	$356.1
First Six Months of 2017(3)	284.6	(4.3)	21.5	5.2	307.0

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.7 and $1.3 for the three months ended June 30, 2018 and June 30, 2017, respectively, and were $2.6 and $2.7 for the six months ended June 30, 2018 and June 30, 2017, respectively.

(2)

In determining Income before Income Taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative Income from Operations.

(3)	Includes a pension settlement charge of $39.2 recorded in Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Household Products	$429.9	$410.8	$842.9	$805.3
Personal Care Products	344.2	267.4	682.6	532.6
Total Consumer Domestic	774.1	678.2	1,525.5	1,337.9
Total Consumer International	176.1	145.1	356.8	288.2
Total SPD	77.7	74.7	151.6	149.1
Total Consolidated Net Sales	$1,027.9	$898.0	$2,033.9	$1,775.2

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Passport Acquisition

On March 8, 2018, we purchased Passport Food Safety Solutions, Inc. (“Passport”).  Passport sells products for pre- and post-harvest treatment in the poultry, swine, and beef production markets (the “Passport Acquisition”).  The total purchase price was approximately $50.0, which is subject to an additional payment of up to $25.0 based on sales performance through 2020 and a working capital adjustment.  Passport’s annual sales were approximately $21.0 in 2017.  The acquisition was funded with short-term borrowings and is managed in the SPD segment.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	June 30, 2018	Prior Year	June 30, 2017
Net Sales	$1,027.9	14.5%	$898.0
Gross Profit	$454.9	10.8%	$410.4
Gross Margin	44.3%	-140 basis points	45.7%
Marketing Expenses	$136.4	4.2%	$130.9
Percent of Net Sales	13.3%	-130 basis points	14.6%
Selling, General & Administrative Expenses	$144.7	-7.4%	$156.3
Percent of Net Sales	14.1%	-330 basis points	17.4%
Income from Operations	$173.8	41.1%	$123.2
Operating Margin	16.9%	+320 basis points	13.7%
Net income per share - Diluted	$0.49	69.0%	$0.29

	Six Months Ended	Change vs.	Six Months Ended
	June 30, 2018	Prior Year	June 30, 2017
Net Sales	$2,033.9	14.6%	$1,775.2
Gross Profit	$906.4	11.9%	$809.7
Gross Margin	44.6%	-100 basis points	45.6%
Marketing Expenses	$236.3	6.6%	$221.7
Percent of Net Sales	11.6%	-90 basis points	12.5%
Selling, General & Administrative Expenses	$276.0	2.7%	$268.7
Percent of Net Sales	13.6%	-150 basis points	15.1%
Income from Operations	$394.1	23.4%	$319.3
Operating Margin	19.4%	+140 basis points	18.0%
Net income per share - Diluted	$1.12	41.8%	$0.79

Diluted Net Income per share was $0.49 as compared to $0.29 in the second quarter of 2017. Diluted Net Income per share was $1.12 in the first six months of 2018 as compared to $0.79 in the same period in 2017.  During the first quarter of 2017, we sold our chemical business in Brazil, and recorded a pre- and post- tax charge of $3.5 ($1.3 in cost of goods sold and $2.2 in selling, general and administrative expenses). This equated to $0.01 per share. During the second quarter of 2017, we completed the termination of and settled an international pension plan. As a result, we recorded a pre-tax charge of $39.2 ($31.5 after tax) which equated to $0.12 per share.

Net Sales

Net sales for the quarter ended June 30, 2018 were $1,027.9, an increase of $129.9 or 14.5% as compared to the same period in 2017.  Net sales for the six months ended June 30, 2018 were $2,033.9, an increase of $258.7 or 14.6% over the comparable six month period of 2017.  The components of the net sales increase are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consolidated	2018	2018
Product volumes sold	5.4%	4.7%
Pricing/Product mix	(1.0%)	(0.6%)
Foreign exchange rate fluctuations	0.5%	0.9%
Volume from acquired product lines (net of divestiture) (1)	9.6%	9.6%
Net Sales increase	14.5%	14.6%

(1)

On March 8, 2018, we acquired Passport.  On January 17, 2017, we acquired the Viviscal business (the “Viviscal Acquisition”). On May 1, 2017, we acquired Agro BioSciences, Inc. (the “Agro Acquisition”).  On August 7, 2017, we acquired Waterpik (the “Waterpik Acquisition”).  Net sales of these acquisitions are included in our results since the date of acquisition.  In March 2017, we sold our chemical business in Brazil.

For the three and six months ended June 30, 2018, the volume change primarily reflects increased product sales in both the Consumer Domestic and Consumer International segments, with volume declines in Specialty Products (“SPD”). For the three months ended June 30, 2018, unfavorable price/mix in the Consumer Domestic and International segments was partially offset by favorable price/mix in the SPD segment. For the six months ended June 30, 2018, unfavorable price/mix in the Consumer Domestic segment was partially offset by favorable price/mix in the Consumer International and SPD segments.

Gross Profit / Gross Margin

Our gross profit was $454.9 for the three months ended June 30, 2018, a $44.5 increase as compared to the same period in 2017.  Gross margin decreased 140 basis points (“bps”) in the second quarter of 2018 compared to the same period in 2017, primarily due to higher commodity costs of 120 bps, higher transportation costs of 40 bps, the impact of lower margins on acquired businesses of 30 bps, unfavorable price/mix of 20 bps, and other manufacturing cost increases of 10 bps, partially offset by productivity programs of 80 bps.  The impact of acquired businesses and price/mix includes charges associated with a voluntary recall and a FDA mandated withdrawal for certain oral care products.  Gross profit was $906.4 for the six months ended June 30, 2018, a $96.7 increase compared to the same period of 2017.  Gross margin decreased 100 bps to 44.6% in the first six months of 2018 compared to the same period in 2017, primarily due to higher commodity costs of 100 bps, higher transportation costs of 20 bps, and other manufacturing cost increases of 60 bps, partially offset by productivity programs of 70 bps and the impact of higher margins on acquired businesses of 10 bps. The impact of acquired businesses and price/mix includes charges associated with a voluntary recall and a FDA mandated withdrawal for certain oral care products.

Operating Expenses

Marketing expenses for the three months ended June 30, 2018 were $136.4, an increase of $5.5 or 4.2% as compared to the same period in 2017. Marketing expenses as a percentage of net sales in the second quarter of 2018 decreased 130 bps to 13.3% as compared to 14.6% in 2017 due to 180 bps of leverage on higher net sales partially offset by 50 bps on higher expenses.  Marketing expenses for the first six months of 2018 were $236.3, an increase of $14.6 as compared to the same period in 2017.  Marketing expenses as a percentage of net sales for the first six months of 2018 decreased by 90 bps to 11.6% as compared to 12.5% in the same period in 2017 due to 160 bps of leverage on higher net sales partially offset by 70 bps on higher expenses.  Recent acquisitions have a lower percentage of sales spend rate.

Selling, general and administrative (“SG&A”) expenses were $144.7 in the second quarter of 2018, a decrease of $11.6 or 7.4% as compared to the same period in 2017. The decrease is primarily due to the 2017 pension settlement charge, partially offset by transition and ongoing costs associated with the Waterpik, Passport, and Agro acquisitions, along with higher information systems and research and development (“R&D”) costs.  SG&A as a percentage of net sales decreased 330 bps to 14.1% in the second quarter of 2018 as compared to 17.4% in the same period in 2017.  The decrease is due to lower costs of 110 bps and 220 bps of leverage associated with higher sales. The comparison is helped by 440 bps associated with the 2017 pension charge, partially offset by higher costs primarily associated with our acquisitions.  SG&A for the first six months of 2018 was $276.0, an increase of $7.3 as compared to the same period in 2017.  The increase is primarily due to transition and ongoing acquisition-related costs, higher information system and R&D costs and costs associated with selling our chemical business in Brazil, partially offset by the $39.2 international pension settlement charge in 2017.  SG&A as a percentage of net sales decreased 150 bps to 13.6% in the first six months of 2018 compared to 15.1% in 2017 due to 190 bps of leverage associated with higher sales partially offset by higher costs of 40 bps.  The comparison is helped by 220 bps associated with the 2017 pension settlement charge.

Other Income and Expenses

Other expense, net for the three and six months ended June 30, 2018 increased $0.2 and $2.1, respectively, compared to the same period in 2017 primarily due to the effect of changes in foreign exchange rates.

Interest expense for the three and six months ended June 30, 2018 increased $10.9 and $22.8, respectively, as compared to the same period in 2017 due to a higher amount of average debt outstanding primarily associated with the $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017.

Income Taxes

The effective tax rate for the three and six months ended June 30, 2018 was 21.7% and 21.5% respectively, compared to 37.6% and 33.4% in the same periods in 2017.  The decrease in the tax rate for both periods is primarily due to the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017, which lowered the U.S. statutory tax rate from 35% to 21%.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of June 30, 2018, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively.  Our equity in earnings of Armand and ArmaKleen for the three and six months ended June 30, 2018 and 2017 are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and six months ended June 30, 2018 and June 30, 2017 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
Second Quarter 2018	$774.1	$176.1	$77.7	$0.0	$1,027.9
Second Quarter 2017	678.2	145.1	74.7	0.0	898.0
First Six Months of 2018	$1,525.5	$356.8	$151.6	$0.0	$2,033.9
First Six Months of 2017	1,337.9	288.2	149.1	0.0	1,775.2

Income before Income Taxes(2)
Second Quarter 2018	$119.4	$18.0	$15.6	$2.4	$155.4
Second Quarter 2017(3)	123.7	(23.7)	13.7	3.1	116.8
First Six Months of 2018	$278.7	$45.7	$27.2	$4.5	$356.1
First Six Months of 2017(3)	284.6	(4.3)	21.5	5.2	307.0

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.7 and $1.3 for the three months ended June 30, 2018 and June 30, 2017, respectively, and were $2.6 and $2.7 for the six months ended June 30, 2018 and June 30, 2017, respectively.

(2)

In determining Income before Income Taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative Income from Operations.

(3)	Includes a pension settlement charge of $39.2 recorded in Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Household Products	$429.9	$410.8	$842.9	$805.3
Personal Care Products	344.2	267.4	682.6	532.6
Total Consumer Domestic	774.1	678.2	1,525.5	1,337.9
Total Consumer International	176.1	145.1	356.8	288.2
Total SPD	77.7	74.7	151.6	149.1
Total Consolidated Net Sales	$1,027.9	$898.0	$2,033.9	$1,775.2

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the second quarter of 2018 were $774.1, an increase of $95.9 or 14.1% as compared to the same period in 2017.  Consumer Domestic net sales for the six months ended June 30, 2018 were $1,525.5 an increase of $187.6 or 14.0% as compared to the same period in 2017.  The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer Domestic	2018	2018
Product volumes sold	6.2%	5.8%
Pricing/Product mix	(1.2%)	(1.5%)
Volume from acquired product lines (1)	9.1%	9.7%
Net Sales increase	14.1%	14.0%
(1)	Includes net sales of the brands acquired in the Viviscal Acquisition and the Waterpik Acquisition since the dates of acquisition.

The increase in net sales for the three months ended June 30, 2018, reflects the impact of acquisitions, higher sales of ARM & HAMMER liquid and unit dose laundry detergent, BATISTE dry shampoo, VITAFUSION and L’IL CRITTERS gummy vitamins, VIVISCAL hair care business and XTRA laundry detergent, partially offset by lower sales of KABOOM cleaning products.  The increase in net sales for the six month period ending June 30, 2018, reflects higher sales of ARM & HAMMER liquid and unit dose laundry detergent, ARM & HAMMER Cat Litter, BATISTE dry shampoo, VITAFUSION and L’IL CRITTERS gummy vitamins, VIVISCAL hair care business and XTRA laundry detergent, partially offset by lower sales of KABOOM cleaning products

There continues to be significant product and price competition in the premium and deep value laundry detergent categories and more recently, product competition in the gummy vitamin category.  For example, in the laundry detergent category, P&G and Henkel, the two largest laundry detergent companies in the U.S., are engaged in aggressive pricing promotions, and retailers are continuing to de-emphasize the deep value tier of laundry detergents, which is where XTRA competes.  In addition, the gummy vitamin category has grown from eight competitors to 30 in the last five years.  We continue to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending.  However, there is no assurance the categories will not decline in the future and that we will be able to offset any such decline.

Consumer Domestic income before income taxes for the second quarter of 2018 was $119.4, a $4.3 decrease as compared to the second quarter of 2017.  The decrease is due primarily to higher SG&A of $18.5 (primarily associated with the acquisitions and higher information systems and R&D costs), unfavorable price/mix (consisting of higher promotion spending) of $13.0, unfavorable manufacturing and distribution costs of $9.8, higher interest and other expenses of $8.1, and higher marketing expenses of $4.2, partially offset by the impact of higher sales volumes of $49.3.  The impact of acquired businesses and price/mix includes charges associated with a voluntary recall and a FDA mandated withdrawal for certain oral care products.  For the six month period ended June 30, 2018, income before income taxes was $278.7, a $5.9 decrease as compared to the first six months of 2017.  The decrease is due primarily to higher SG&A of $34.2 (also associated with the acquisitions and higher information systems and R&D costs), unfavorable price/mix (consisting of higher trade promotion spending) of $26.6, higher interest and other expenses of $18.9, unfavorable manufacturing and distribution costs of $16.4 and higher marketing expenses of $11.0, partially offset by the impact of higher sales volumes of $101.5.  The impact of acquired businesses and price/mix includes charges associated with a voluntary recall and a FDA mandated withdrawal for certain oral care products.

Consumer International

Consumer International net sales were $176.1 in the second quarter of 2018, an increase of $31.0 or 21.4% as compared to the same period in 2017.  Consumer International net sales in the first six months of 2018 were $356.8, an increase of $68.6 or approximately 23.8% as compared to the same period in 2017.  The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer International	2018	2018
Product volumes sold	8.2%	4.9%
Pricing/Product mix	(1.4%)	1.9%
Foreign exchange rate fluctuations / Other	2.8%	5.2%
Volume from acquired product lines (1)	11.8%	11.8%
Net Sales increase	21.4%	23.8%
(1)	Includes net sales of the brands acquired in the Viviscal Acquisition and the Waterpik Acquisition since the dates of acquisition.

Excluding the impact of foreign exchange rates and acquisitions, higher sales in the second quarter ended June 30, 2018 were primarily due to OXICLEAN, BATISTE, and ARM & HAMMER liquid laundry detergent in the export business, ARM & HAMMER liquid laundry detergent and clumping cat litter and BATISTE in Canada, and OXICLEAN Ultra Gel and NAIR in Mexico.  For the six months ended June 30, 2018 higher sales primarily occurred in exports, Canada, and Mexico, and were attributable to OXICLEAN, ARM & HAMMER baking soda and cat litter and BATISTE.

Consumer International income before income taxes was $18.0 in the second quarter 2018, an increase of $41.7 compared to the same period in 2017 due primarily to lower costs as a result of the 2017 pension settlement of $39.2, higher sales volumes of $16.0, favorable foreign exchange rates of $1.1, partially offset by higher SG&A costs of $6.7, unfavorable price/mix of $4.1, higher interest expense of $1.5, unfavorable manufacturing costs of $1.4, and higher marketing expenses of $0.4.  For the first six months of 2018, income before income taxes was $45.7, a $50.0 increase as compared to the same period in 2017, due primarily to lower costs as a result of the 2017 pension settlement of $39.2, higher sales volumes of $25.4, favorable foreign exchange rates of $4.2, partially offset by higher SG&A costs of $9.7, unfavorable manufacturing costs of $4.0, higher interest expense of $3.5, and higher marketing expenses of $1.4.

Specialty Products (“SPD”)

SPD net sales were $77.7 in the second quarter of 2018, an increase of $3.0 or 4.0% as compared to the same period in 2017.  SPD net sales were $151.6 for the first six months of 2018, an increase of $2.5, or 1.7% as compared to the same period of 2017.  The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - SPD	2018	2018
Product volumes sold	(6.7%)	(5.3)%
Pricing/Product mix	1.6%	2.2%
Volume from acquired product lines (net of divestiture) (1)	9.1%	4.8%
Net Sales increase	4.0%	1.7%
(1)	Includes net sales of Passport and Agro since the dates of acquisition and is negatively impacted by the sale of our Brazilian chemical business.

Excluding the impact of the acquisitions and divestiture, the net sales decrease in the second quarter and six month period of 2018 was driven by lower volumes in the animal productivity business.  Demand in the dairy industry is significantly reduced due to low milk prices.

SPD income before income taxes was $15.6 in the second quarter of 2018, an increase of $1.9 as compared to the same period in 2017 due to higher sales volumes of $1.6 (primarily as a result of acquired businesses), favorable manufacturing costs of $3.9 (in part due to a change in inventory valuation methodology), favorable price/product mix of $1.2, partially offset by higher SG&A costs of $3.6, and higher interest expense of $1.2. SPD income before income taxes was $27.2 in the first six months of 2018, an increase of $5.7 as compared to the same period in 2017 due primarily to lower costs as a result of the 2017 sale of our Brazilian business of $3.5, higher sales volumes of $4.7 (primarily as a result of acquired businesses), favorable price/product mix of $3.3, lower manufacturing costs of $3.5 (in part due to the change in inventory valuation methodology), partially offset by higher SG&A costs of $6.9, and higher interest expense of $2.0.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the second quarter of 2018 and 2017.  The Corporate segment income before income taxes was $2.4 in the second quarter of 2018, as compared to $3.1 in the same period in 2017.  The Corporate segment income before income taxes was $4.5 for the first six months of 2018, as compared to $5.2 in the same period in 2017.

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

As of June 30, 2018, we had $89.3 in cash and cash equivalents, and approximately $887.7 available through the revolving facility under our Credit Agreement and our commercial paper program.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

As a result of the Tax Act, we repatriated excess cash held at our foreign subsidiaries in 2018. We repatriated approximately $150.0 of the $194.0 that was held outside the U.S as of December 31, 2017.

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

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to meet our capital expenditure program costs, which are expected to be approximately $60.0 in 2018, fund our share repurchase programs to the extent implemented by management and pay dividends at the latest approved rate.  Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.  We do not have any mandatory fixed rate debt principal payments in 2018. Our Floating Rate Senior Notes mature on January 25, 2019.  We anticipate we will have sufficient liquidity to repay the notes.

Cash Flow Analysis

	Six Months Ended
	June 30,	June 30,
	2018	2017
Net cash provided by operating activities	$322.7	$249.3
Net cash used in investing activities	$(71.2)	$(242.3)
Net cash (used in) provided by financing activities	$(439.5)	$33.2

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  Our net cash provided by operating activities in the six months ended June 30, 2018 increased by $73.4 to $322.7 as compared to $249.3 in the same period in 2017 due to higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges) and a smaller increase in working capital. The change in working capital is primarily due to a decrease in accrued expenses due to changes in deferred compensation, incentive compensation and profit sharing payments, increases in inventory and accounts receivable, partially offset by an increase in trade accounts payable and taxes payable.  However, we measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended June 30, 2018 and 2017:

	As of
	June 30, 2018	June 30, 2017	Change
Days of sales outstanding in accounts receivable ("DSO")	32	31	1
Days of inventory outstanding ("DIO")	57	53	4
Days of accounts payable outstanding ("DPO")	65	67	2
Cash conversion cycle	24	17	7

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two period average method, increased seven days from the prior year amount of 17 days to 24 days at June 30, 2018 due primarily to an increase in DIO of four days. DPO declined two days from 67 to 65 days and DSO increased one day from 31 to 32 days. The increase in the cash conversion cycle is primarily due to certain acquisitions, which currently require a higher level of working capital. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2018 was $71.2, primarily reflecting $49.8 for the Passport Acquisition, and $19.6 for property, plant and equipment additions.  Net cash used in investing activities during the first six months of 2017 was $242.3, primarily reflecting $160.3 for the Viviscal Acquisition, $75.0 for the Agro Acquisition and $10.4 for property, plant and equipment expenditures, partially offset by $4.5 of cash proceeds from the sale of the Brazil chemical business.

Net Cash (Used in) Provided by Financing Activities – Net cash used in financing activities during the first six months of 2018 was $439.5, reflecting $200.0 of repurchases of our common stock (“Common Stock”), $106.2 of cash dividend payments, $159.8 of debt payments, partially offset by $28.9 of proceeds from stock option exercises.  Net cash provided by financing activities during the first six months of 2017 was $33.2, primarily reflecting $207.2 of net commercial paper borrowings, $200.0 of long-term debt borrowings and $27.3 of proceeds from stock option exercises partially offset by $300.0 of repurchases of Common Stock, $95.7 of cash dividend payments, and $4.6 of short-term debt repayments at an international subsidiary.

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

ITEM 6.	EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 4, 2018.

	(3.2)	By-laws of the Company, amended and restated as of May 2, 2018, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on May 4, 2018.

•	(18.1)	Deloitte & Touche LLP preferability letter related to the change in method of accounting for inventories

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and June 30, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and June 30, 2017, (iii) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017, (v) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2018 and June 30, 2017 and (vi) Notes to Condensed Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	August 2, 2018	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	August 2, 2018	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)