Form 10-Q
period 2018-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2018-11-01
CIK 313927

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2018, there were 246,232,714 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	30

1A.	Risk Factors	30

6.	Exhibits	31

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Net Sales	$1,037.6	$967.9	$3,071.5	$2,743.1
Cost of sales	577.5	529.4	1,705.0	1,494.9
Gross Profit	460.1	438.5	1,366.5	1,248.2
Marketing expenses	120.5	111.9	356.8	333.6
Selling, general and administrative expenses	135.4	127.9	411.4	396.6
Income from Operations	204.2	198.7	598.3	518.0
Equity in earnings of affiliates	2.5	2.7	7.0	7.9
Investment earnings	0.3	0.8	0.9	1.5
Other income (expense), net	(0.3)	1.2	(3.1)	0.5
Interest expense	(19.4)	(16.4)	(59.7)	(33.9)
Income before Income Taxes	187.3	187.0	543.4	494.0
Income taxes	41.0	53.6	117.6	156.2
Net Income	$146.3	$133.4	$425.8	$337.8

Weighted average shares outstanding - Basic	245.7	249.7	245.2	251.2
Weighted average shares outstanding - Diluted	251.1	255.3	250.1	256.9
Net income per share - Basic	$0.60	$0.53	$1.74	$1.34
Net income per share - Diluted	$0.58	$0.52	$1.70	$1.32
Cash dividends per share	$0.22	$0.19	$0.65	$0.57

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Net Income	$146.3	$133.4	$425.8	$337.8
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(0.2)	7.9	(6.6)	22.5
Defined benefit plan adjustments gain (loss)	0.0	0.0	0.0	11.9
Income (loss) from derivative agreements	6.6	(2.1)	0.7	(6.1)
Other comprehensive income (loss)	6.4	5.8	(5.9)	28.3
Comprehensive income	$152.7	$139.2	$419.9	$366.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$188.3	$278.9
Accounts receivable, less allowances of $2.7 and $2.9	361.5	345.9
Inventories	390.6	330.7
Other current assets	19.9	44.7
Total Current Assets	960.3	1,000.2

Property, Plant and Equipment, Net	587.9	607.7
Equity Investment in Affiliates	8.8	9.3
Trade Names and Other Intangibles, Net	2,294.2	2,320.5
Goodwill	1,992.9	1,958.9
Other Assets	123.2	118.2
Total Assets	$5,967.3	$6,014.8

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$1.7	$270.9
Current portion of long-term debt	299.7	0.0
Accounts payable and accrued expenses	707.0	659.1
Income taxes payable	19.0	5.0
Total Current Liabilities	1,027.4	935.0

Long-term Debt	1,803.5	2,103.4
Deferred Income Taxes	572.6	561.2
Deferred and Other Long-term Liabilities	210.4	197.2
Total Liabilities	3,613.9	3,796.8

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of September 30, 2018	292.8	292.8
Additional paid-in capital	280.3	264.6
Retained earnings	3,743.5	3,479.0
Accumulated other comprehensive loss	(42.9)	(36.4)
Common stock in treasury, at cost: 46,834,608 shares in 2018 and 45,225,202 shares in 2017	(1,920.3)	(1,782.0)
Total Stockholders' Equity	2,353.4	2,218.0
Total Liabilities and Stockholders' Equity	$5,967.3	$6,014.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash Flow From Operating Activities
Net Income	$425.8	$337.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	47.6	45.1
Amortization expense	57.8	46.5
Deferred income taxes	4.5	32.3
Equity in net earnings of affiliates	(7.0)	(7.9)
Distributions from unconsolidated affiliates	7.6	8.0
Non-cash compensation expense	19.8	14.9
Non-cash pension settlement charge	0.0	31.7
Other	0.3	(0.8)
Change in assets and liabilities:
Accounts receivable	(17.2)	(40.3)
Inventories	(60.5)	(33.1)
Other current assets	24.6	(6.5)
Accounts payable and accrued expenses	43.8	2.4
Income taxes payable	15.2	(7.4)
Other operating assets and liabilities, net	5.7	1.4
Net Cash Provided By Operating Activities	568.0	424.1
Cash Flow From Investing Activities
Additions to property, plant and equipment	(30.4)	(20.9)
Acquisitions	(49.8)	(1,260.0)
Other	(2.1)	2.6
Net Cash Used In Investing Activities	(82.3)	(1,278.3)
Cash Flow From Financing Activities
Long-term debt borrowings	0.0	1,621.3
Long-term debt (repayments)	0.0	(200.0)
Short-term debt (repayments), net of borrowings	(269.5)	(109.6)
Proceeds from stock options exercised	58.0	37.9
Payment of cash dividends	(159.6)	(143.2)
Purchase of treasury stock	(200.0)	(300.0)
Deferred financing and other	(3.0)	(17.8)
Net Cash (Used In) Provided By Financing Activities	(574.1)	888.6
Effect of exchange rate changes on cash and cash equivalents	(2.2)	14.3
Net Change In Cash and Cash Equivalents	(90.6)	48.7
Cash and Cash Equivalents at Beginning of Period	278.9	187.8
Cash and Cash Equivalents at End of Period	$188.3	$236.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash paid during the period for:
Interest (net of amounts capitalized)	$60.3	$20.4
Income taxes	$71.7	$142.4
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$6.9	$9.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2016	292.8	(38.9)	$292.8	$251.4	$2,926.0	$(63.8)	$(1,428.5)	$1,977.9
Net income	0.0	0.0	0.0	0.0	337.8	0.0	0.0	337.8
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	28.3	0.0	28.3
Cash dividends	0.0	0.0	0.0	0.0	(143.2)	0.0	0.0	(143.2)
Stock purchases	0.0	(6.0)	0.0	0.0	0.0	0.0	(300.0)	(300.0)
Stock based compensation expense and stock option plan transactions	0.0	1.8	0.0	9.1	0.0	0.0	43.2	52.3
September 30, 2017	292.8	(43.1)	$292.8	$260.5	$3,120.6	$(35.5)	$(1,685.3)	$1,953.1

December 31, 2017	292.8	(45.2)	$292.8	$264.6	$3,479.0	$(36.4)	$(1,782.0)	$2,218.0
Adoption of new accounting pronouncements (Note 2)	0.0	0.0	0.0	0.0	(1.7)	(0.6)	0.0	(2.3)
Net income	0.0	0.0	0.0	0.0	425.8	0.0	0.0	425.8
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(5.9)	0.0	(5.9)
Cash dividends	0.0	0.0	0.0	0.0	(159.6)	0.0	0.0	(159.6)
Stock purchases	0.0	(4.1)	0.0	0.0	0.0	0.0	(200.0)	(200.0)
Stock based compensation expense and stock option plan transactions	0.0	2.5	0.0	15.7	0.0	0.0	61.7	77.4
September 30, 2018	292.8	(46.8)	$292.8	$280.3	$3,743.5	$(42.9)	$(1,920.3)	$2,353.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except per share data)

1.	Basis of Presentation

The condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2018 and September 30, 2017, and the condensed consolidated statements of cash flow and stockholders’ equity for the nine months ended September 30, 2018 and September 30, 2017 have been prepared by Church & Dwight Co., Inc. (the “Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2018 and results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”).  The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

The Company incurred research and development expenses in the third quarter of 2018 and 2017 of $23.1 and $18.0, respectively.  The Company incurred research and development expenses in the first nine months of 2018 and 2017 of $64.4 and $48.1, respectively.  These expenses are included in selling, general and administrative (“SG&A”) expenses.

2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued new accounting guidance requiring a customer in a hosting arrangement that is a service contract to apply the guidance on internal-use software to determine which implementation costs to recognize as an asset and which costs to expense.  The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted.  The Company has adopted this new standard and elected to use the prospective approach.

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

In February 2016 and July 2018, the FASB issued new lease accounting guidance, requiring lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases, with a term greater than a year. The new guidance also expands the required quantitative and qualitative disclosures surrounding leases. The guidance is effective for annual and interim periods beginning after December 15, 2018, and allows companies to apply the requirements retrospectively, either to all prior periods presented or through a cumulative adjustment in the year of adoption, with early adoption permitted. The Company will adopt the new standard on January 1, 2019 on a modified retrospective basis and expects to elect certain available transitional practical expedients to facilitate the transition.  The Company is currently evaluating the impact of adoption, which will consist primarily of a balance sheet gross up of the Company’s operating leases to show the present value of the lease assets and lease liabilities.  The Company is in the process of implementing changes to its systems, internal controls and processes in conjunction with the review of its lease agreements.

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

Practical Expedients

The Company expenses incremental direct costs of obtaining a contract (broker commissions) when the related sale takes place. These costs are recorded in SG&A expenses in the accompanying condensed consolidated statements of income.

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

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act significantly changed the U.S. corporate income tax regime by, among other things, lowering U.S. corporate income tax rates to 21%. However, the Tax Act eliminated the domestic manufacturing deduction and moves toward a territorial system, which also eliminated the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on a deemed repatriation of historical earnings of foreign subsidiaries. In the first nine months of 2018, the Company repatriated approximately $150.0 of its non-U.S. earnings and paid the associated withholding tax.  In addition, the reduction of the U.S. corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These provisional impacts resulted in a reduction of tax expense of approximately $273.0 for the quarter and year ended December 31, 2017. This was primarily due to the adjustment to the U.S. deferred tax assets and liabilities.

The changes included in the Tax Act are broad and complex. While the provisional amount was not adjusted in the first nine months of 2018, the final provisional impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the provisional impacts. The U.S. Securities and Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of the measurement period.

5.Inventories

Inventories consist of the following:

	September 30,	December 31,
	2018	2017
Raw materials and supplies	$85.7	$85.6
Work in process	33.2	30.8
Finished goods	271.7	214.3
Total	$390.6	$330.7

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

6.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	September 30,	December 31,
	2018	2017
Land	$27.8	$27.9
Buildings and improvements	299.7	300.3
Machinery and equipment	717.2	699.3
Software	96.9	95.8
Office equipment and other assets	71.9	66.7
Construction in progress	34.2	36.4
Gross PP&E	1,247.7	1,226.4
Less accumulated depreciation and amortization	659.8	618.7
Net PP&E	$587.9	$607.7

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Depreciation and amortization on PP&E	$16.2	$15.4	$47.6	$45.1

7.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding - basic	245.7	249.7	245.2	251.2
Dilutive effect of stock options	5.4	5.6	4.9	5.7
Weighted average common shares outstanding - diluted	251.1	255.3	250.1	256.9
Antidilutive stock options outstanding	2.6	2.5	3.3	2.6

8.	Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2017	16.1	$33.11
Granted	1.9	50.22
Exercised	(2.5)	23.40
Cancelled	(0.1)	48.55
Outstanding at September 30, 2018	15.4	$36.60	5.6	$351.1
Exercisable at September 30, 2018	9.5	$29.16	4.1	$288.0

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Intrinsic Value of Stock Options Exercised	$26.8	$11.3	$72.0	$46.0
Stock Compensation Expense Related to Stock Option Awards	$3.7	$2.3	$18.7	$13.0
Issued Stock Options	0.0	0.3	1.9	2.1
Weighted Average Fair Value of Stock Options issued (per share)	$0.0	$38.02	$9.63	$13.12
Fair Value of Stock Options Issued	$0.0	$9.6	$18.1	$27.0

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Risk-free interest rate	-	1.7%	2.9%	2.0%
Expected life in years	-	4.4	7.3	6.9
Expected volatility	-	15.5%	17.1%	16.7%
Dividend yield	-	1.5%	1.7%	1.4%

9.	Share Repurchases

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

In November of 2017, the Company purchased $100.0 of Common Stock.  In December of 2017, the Company entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase $200.0 of the Common Stock.  In the first quarter of 2018, the Company settled the ASR contract and purchased approximately 4.1 million shares of Common Stock for $200.0, of which approximately $110.0 was purchased under the evergreen share repurchase program and $90.0 was purchased under the 2017 Share Repurchase Program.  The Company did not repurchase any shares of Common Stock during the quarter ended September 30, 2018.  As a result of the Company’s purchases, there remained $310.0 of share repurchase availability under the 2017 Share Repurchase Program as of September 30, 2018.

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 30, 2018 and December 31, 2017:

		September 30, 2018		December 31, 2017
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$130.8	$130.8	$95.8	$95.8
Financial Liabilities:
Short-term borrowings	Level 2	1.7	1.7	270.9	270.9
Floating Rate Senior notes due January 25, 2019	Level 2	300.0	300.0	300.0	299.9
2.45% Senior notes due December 15, 2019	Level 2	300.0	297.6	299.9	300.9
2.45% Senior notes due August 1, 2022	Level 2	299.7	287.3	299.7	296.1
2.875% Senior notes due October 1, 2022	Level 2	399.8	388.7	399.8	400.2
3.15% Senior notes due August 1, 2027	Level 2	424.6	393.1	424.6	417.8
3.95% Senior notes due August 1, 2047	Level 2	397.2	355.0	397.1	397.4
Contingent consideration	Level 3	30.5	30.5	23.2	23.2
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	(4.1)	(4.1)	(2.2)	(2.2)

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the nine months ended September 30, 2018.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the Condensed Consolidated Balance Sheets.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of September 30, 2018 and December 31, 2017.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign exchange contracts	$98.2	$91.6
Interest rate swap	$300.0	$300.0
Diesel fuel contracts	1.3 gallons	3.0 gallons
Commodities contracts	111.0 pounds	28.3 pounds
Derivatives not designated as hedging instruments
Equity derivatives	$21.2	$22.2

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

Unaudited consolidated pro forma results	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Reported	Pro forma	Reported	Pro forma

Net Sales	$967.9	$988.8	$2,743.1	$2,903.1
Net Income	$133.4	$133.1	$337.8	$347.8
Net income per share - Basic	$0.53	$0.53	$1.34	$1.38
Net income per share - Diluted	$0.52	$0.52	$1.32	$1.35

13.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	September 30, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$579.0	$(168.0)	$411.0	$576.7	$(145.2)	$431.5
Customer Relationships	506.3	(213.1)	293.2	480.5	(190.2)	290.3
Patents/Formulas	165.4	(59.1)	106.3	165.4	(51.7)	113.7
Non-Compete Agreement	0.4	(0.3)	0.1	0.4	(0.2)	0.2
Total	$1,251.1	$(440.5)	$810.6	$1,223.0	$(387.3)	$835.7

Indefinite Lived Intangible Assets - Gross Carrying Amount

	September 30,	December 31,
	2018	2017
Trade Names	$1,483.6	$1,484.8

Intangible amortization expense was $17.6 and $15.9 for the third quarter of 2018 and 2017, respectively.  Intangible amortization expense amounted to $53.4 and $44.1 for the first nine months of 2018 and 2017, respectively.  The Company estimates that intangible amortization expense related to amortizable intangible assets held as of September 30, 2018 will be approximately $71.0 in 2018 and declining over the next five years from approximately $70.0 to $60.0 annually.

The Company determined that the carrying value of all trade names as of December 31, 2017, was recoverable based upon the forecasted cash flows and profitability of the brands.  There is a personal care trade name that, based on recent performance, has experienced smaller than originally forecasted sales and profit growth that has eroded a significant portion of the excess between fair and carrying value which could potentially result in an impairment of the asset.  In 2017, this excess was reduced to approximately $34.0 or 12% in large part due to an increased competitive market environment therefore resulting in reduced cash flow projections. The Company continues to monitor performance and should there be any significant change in forecasted assumptions or estimates, including sales, profitability and discount rate, the Company may be required to recognize an impairment charge.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2017	$1,632.1	$223.3	$103.5	$1,958.9
Passport acquired goodwill	0.0	0.0	32.5	32.5
Waterpik adjustment	1.1	0.4	0.0	1.5
Balance at September 30, 2018	$1,633.2	$223.7	$136.0	$1,992.9

The goodwill and other intangible assets associated with the Waterpik and Passport acquisitions are not deductible for U.S. tax purposes.  In connection with its annual goodwill impairment test performed in the beginning of the second quarter of 2018, the Company determined that the estimated fair value substantially exceeded the carrying values of all reporting units.

14.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2018	2017
Trade accounts payable	$449.5	$398.9
Accrued marketing and promotion costs	115.0	108.4
Accrued wages and related benefit costs	61.6	61.8
Other accrued current liabilities	80.9	90.0
Total	$707.0	$659.1

15.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	September 30,	December 31,
	2018	2017
Short-term borrowings
Commercial paper issuances	$0.0	$268.7
Various debt due to international banks	1.7	2.2
Total short-term borrowings	$1.7	$270.9

Long-term debt
Floating Rate Senior notes due January 25, 2019	$300.0	$300.0
2.45% Senior notes due December 15, 2019	300.0	300.0
Less: Discount	0.0	(0.1)
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	(0.3)	(0.3)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.2)	(0.2)
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.4)	(0.4)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.8)	(2.9)
Debt issuance costs, net	(14.0)	(15.5)
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	(4.1)	(2.2)
Total long-term debt	2103.2	2,103.4
Less: current maturities	(299.7)	0.0
Net long-term debt	$1,803.5	$2,103.4

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

16.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2016	$(50.0)	$(13.2)	$(0.6)	$(63.8)
Other comprehensive income (loss) before reclassifications	22.5	2.2	(10.5)	14.2
Amounts reclassified to consolidated statement of income (a) (b)	0.0	11.9	1.7	13.6
Tax benefit (expense)	0.0	(2.2)	2.7	0.5
Other comprehensive income (loss)	22.5	11.9	(6.1)	28.3
Balance at September 30, 2017	$(27.5)	$(1.3)	$(6.7)	$(35.5)

Balance at December 31, 2017	$(31.6)	$(0.6)	$(4.2)	$(36.4)
Adoption of new accounting pronouncements (Note 2)	(0.3)	0.1	(0.4)	(0.6)
Other comprehensive income (loss) before reclassifications	(6.6)	0.0	0.5	(6.1)
Amounts reclassified to consolidated statement of income (b) (c)	0.0	0.0	0.6	0.6
Tax benefit (expense)	0.0	0.0	(0.4)	(0.4)
Other comprehensive income (loss)	(6.6)	0.0	0.7	(5.9)
Balance at September 30, 2018	$(38.5)	$(0.5)	$(3.9)	$(42.9)

(a)	In connection with the termination of international defined benefit plans $11.9 was reclassified to SG&A. All other amounts were reclassified to Cost of Sales.
(b)	The Company reclassified a loss of $0.6 and a loss of $1.4 to the consolidated statement of income during the three months ended September 30, 2018 and 2017, respectively.
(c)	Amounts reclassified to cost of sales or interest expense.

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

b. As of September 30, 2018, the Company had commitments of approximately $231.0.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of September 30, 2018, the Company had various guarantees and letters of credit totaling $5.4.

d. In connection with the Company’s acquisition of Agro BioSciences, Inc. on January 17, 2017, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance in 2019. The initial fair value of this contingent liability was $17.8, which was established in the purchase price allocation.  Subsequent to the acquisition, the Company increased the estimate of the contingent consideration liability $5.4 in the fourth quarter of 2017 from $17.8 to $23.2 based on updated financial performance forecasts. The charge was recorded in SG&A in the SPD segment.  The liability will be assessed for re-measurement at each balance sheet date leading up to the end of the 3-year period.

In connection with the Passport Acquisition, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance through 2020.  The initial fair value of this contingent liability was $7.3, which was established in the purchase price allocation.  The liability will be assessed for re-measurement at each balance sheet date leading up to December 31, 2020.

Legal proceedings

e. The Company was named as a defendant in a breach of contract action filed by Scantibodies Laboratory, Inc. (the “Plaintiff”) on April 1, 2014 in the U.S. District Court for the Southern District of New York.

The complaint alleges, among other things, that the Company (i) breached two agreements for the manufacture and supply of pregnancy and ovulation test kits by switching suppliers, (ii) failed to give Plaintiff the proper notice, (iii) failed to reimburse Plaintiff for costs and expenses under the agreements and (iv) misrepresented its future requirements. The Plaintiff seeks compensatory and punitive damages of an amount in excess of $20.0 as well as declaratory relief, statutory prejudgment interest and attorneys’ fees and costs.

The Company is vigorously defending itself in this matter.  On September 19, 2018, the court granted the Company’s motion for summary judgment, dismissing all claims brought by the Plaintiff.  The Plaintiff has filed a motion for reconsideration of the court’s September 19, 2018 ruling.

In connection with this matter, the Company has reserved an amount that is immaterial.  However, it is reasonably possible that the Company may ultimately be required to pay all or substantially all of the damages and other amounts sought by Plaintiff in the event the summary judgment entered in favor of the Company is reversed.

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

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Purchases by Company	$11.9	$15.6	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.9	$0.9
Outstanding Accounts Receivable	$0.4	$0.5	$0.6	$0.7
Outstanding Accounts Payable	$1.2	$1.5	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.9	$1.8	$1.6	$1.5

(1)	Billed by the Company and recorded as a reduction of SG&A expenses.

19.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of September 30, 2018, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively.  The Company’s equity in earnings of Armand and ArmaKleen for the three and nine months ended September 30, 2018 and 2017 are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2018	$784.9	$174.1	$78.6	$0.0	$1,037.6
Third Quarter 2017	729.2	162.8	75.9	0.0	967.9
First Nine Months of 2018	$2,310.4	$530.9	$230.2	$0.0	$3,071.5
First Nine Months of 2017	2,067.1	451.0	225.0	0.0	2,743.1

Income before Income Taxes(2)
Third Quarter 2018	$149.6	$21.9	$13.3	$2.5	$187.3
Third Quarter 2017	146.9	23.6	13.8	2.7	187.0
First Nine Months of 2018	$428.3	$67.6	$40.5	$7.0	$543.4
First Nine Months of 2017(3)	431.5	19.3	35.3	7.9	494.0

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.9 and $1.5 for the three months ended September 30, 2018 and September 30, 2017, respectively, and were $4.5 and $4.2 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

(2)

In determining Income before Income Taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative Income from Operations.

(3)	Includes a pension settlement charge of $39.2 recorded in Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Household Products	$448.9	$423.3	$1,291.8	$1,228.6
Personal Care Products	336.0	305.9	1,018.6	838.5
Total Consumer Domestic	784.9	729.2	2,310.4	2,067.1
Total Consumer International	174.1	162.8	530.9	451.0
Total SPD	78.6	75.9	230.2	225.0
Total Consolidated Net Sales	$1,037.6	$967.9	$3,071.5	$2,743.1

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Passport Acquisition

On March 8, 2018, we purchased Passport Food Safety Solutions, Inc. (“Passport”).  Passport sells products for pre- and post-harvest treatment in the poultry, swine, and beef production markets (the “Passport Acquisition”).  The total purchase price was approximately $50.0, which is subject to an additional payment of up to $25.0 based on sales performance through 2020 and a working capital adjustment.  Passport’s annual sales were approximately $21.0 in 2017.  The acquisition was funded with short-term borrowings and is managed in the Specialty Products (“SPD”) segment.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	September 30, 2018	Prior Year	September 30, 2017
Net Sales	$1,037.6	7.2%	$967.9
Gross Profit	$460.1	4.9%	$438.5
Gross Margin	44.3%	-100 basis points	45.3%
Marketing Expenses	$120.5	7.7%	$111.9
Percent of Net Sales	11.6%	0 basis points	11.6%
Selling, General & Administrative Expenses	$135.4	5.9%	$127.9
Percent of Net Sales	13.0%	-20 basis points	13.2%
Income from Operations	$204.2	2.8%	$198.7
Operating Margin	19.7%	-80 basis points	20.5%
Net income per share - Diluted	$0.58	11.5%	$0.52

	Nine Months Ended	Change vs.	Nine Months Ended
	September 30, 2018	Prior Year	September 30, 2017
Net Sales	$3,071.5	12.0%	$2,743.1
Gross Profit	$1,366.5	9.5%	$1,248.2
Gross Margin	44.5%	-100 basis points	45.5%
Marketing Expenses	$356.8	7.0%	$333.6
Percent of Net Sales	11.6%	-60 basis points	12.2%
Selling, General & Administrative Expenses	$411.4	3.7%	$396.6
Percent of Net Sales	13.4%	-100 basis points	14.4%
Income from Operations	$598.3	15.5%	$518.0
Operating Margin	19.5%	+60 basis points	18.9%
Net income per share - Diluted	$1.70	28.8%	$1.32

Diluted Net Income per share was $0.58 as compared to $0.52 in the third quarter of 2017. Diluted Net Income per share was $1.70 in the first nine months of 2018 as compared to $1.32 in the same period in 2017.  During the first quarter of 2017, we sold our chemical business in Brazil, and recorded a pre- and post- tax charge of $3.5 ($1.3 in cost of goods sold and $2.2 in selling, general and administrative expenses). This equated to $0.01 per share. During the second quarter of 2017, we completed the termination of and settled an international pension plan. As a result, we recorded a pre-tax charge of $39.2 ($31.5 after tax) which equated to $0.12 per share.  During the third quarter of 2017, we reversed a tax valuation allowance of $7.6 ($0.03 per share) established in 2015 in connection with the impairment of our remaining investment in the Natronx Technologies LLC (“Natronx”) joint venture.

Net Sales

Net sales for the quarter ended September 30, 2018 were $1,037.6, an increase of $69.7 or 7.2% as compared to the same period in 2017.  Net sales for the nine months ended September 30, 2018 were $3,071.5, an increase of $328.4 or 12.0% over the comparable nine month period of 2017.  The components of the net sales increase are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consolidated	2018	2018
Product volumes sold	2.8%	4.0%
Pricing/Product mix	1.9%	0.3%
Foreign exchange rate fluctuations	(0.5)%	0.4%
Volume from acquired product lines (net of divestiture) (1)	3.0%	7.3%
Net Sales increase	7.2%	12.0%

(1)

On March 8, 2018, we acquired Passport.  On January 17, 2017, we acquired the Viviscal business (the “Viviscal Acquisition”). On May 1, 2017, we acquired Agro BioSciences, Inc. (the “Agro Acquisition”).  On August 7, 2017, we acquired Pik Holdings, Inc. (the “Waterpik Acquisition”).  Net sales of these acquisitions are included in our results since the date of acquisition.  In March 2017, we sold our chemical business in Brazil.

For the three and nine months ended September 30, 2018, the volume change primarily reflects increased product sales in both the Consumer Domestic and Consumer International segments, with volume declines in Specialty Products. For the three months ended September 30, 2018, favorable price/mix in the Consumer Domestic and SPD segments were partially offset by unfavorable price/mix in the Consumer International segment. For the nine months ended September 30, 2018, unfavorable price/mix in the Consumer Domestic segment was partially offset by favorable price/mix in the Consumer International and SPD segments.

Gross Profit / Gross Margin

Our gross profit was $460.1 for the three months ended September 30, 2018, a $21.6 increase as compared to the same period in 2017.  Gross margin decreased 100 basis points (“bps”) in the third quarter of 2018 compared to the same period in 2017, primarily due to higher commodity and transportation costs of 230 bps, and other manufacturing cost increases of 60 bps, partially offset by productivity programs of 100 bps and favorable price/mix of 90 bps.  Gross profit was $1,366.5 for the nine months ended September 30, 2018, a $118.3 increase compared to the same period of 2017.  Gross margin decreased 100 bps to 44.5% in the first nine months of 2018 compared to the same period in 2017, primarily due to higher commodity costs and transportation costs of 160 bps, and other manufacturing cost increases of 50 bps, partially offset by productivity programs of 80 bps, favorable price/mix of 20 bps, and favorable foreign exchange rates of 10 bps. The impact of acquired businesses and price/mix includes charges associated with a voluntary recall and a FDA mandated withdrawal for certain oral care products.

Operating Expenses

Marketing expenses for the three months ended September 30, 2018 were $120.5, an increase of $8.6 or 7.7% as compared to the same period in 2017. Marketing expenses as a percentage of net sales in the third quarter of both 2018 and 2017 were 11.6% due to 80 bps of leverage on higher net sales offset by 80 bps on higher expenses. Marketing expenses for the first nine months of 2018 were $356.8, an increase of $23.2 as compared to the same period in 2017.  Marketing expenses as a percentage of net sales for the first nine months of 2018 decreased by 60 bps to 11.6% as compared to 12.2% in the same period in 2017 due to 130 bps of leverage on higher net sales partially offset by 70 bps on higher expenses.  Recent acquisitions have a lower percentage of sales spend rate.

Selling, general and administrative (“SG&A”) expenses were $135.4 in the third quarter of 2018, an increase of $7.5 or 5.9% as compared to the same period in 2017. The increase is primarily due to the transition and ongoing costs associated with the recent acquisitions, along with higher compensation, information systems (in part in support of new technologies and security upgrades) and research and development (“R&D”) costs.  SG&A as a percentage of net sales decreased 20 bps to 13.0% in the third quarter of 2018 as compared to 13.2% in the same period in 2017.  The decrease is due 90 bps of leverage associated with higher sales, partially offset by higher costs of 70 bps. SG&A for the first nine months of 2018 was $411.4, an increase of $14.8 as compared to the same period in 2017.  The prior year includes the $39.2 international pension settlement charge.  The increase is primarily due to transition and ongoing acquisition-related costs, higher compensation, information system (in part in support of new technologies and security upgrades) and R&D costs and costs associated with selling our chemical business in Brazil.  SG&A as a percentage of net sales decreased 100 bps to 13.4% in the first nine months of 2018 compared to 14.4% in 2017 due to 150 bps of leverage associated with higher sales partially offset by higher costs of 50 bps.  The comparison is helped by 140 bps associated with the 2017 pension settlement charge.

Other Income and Expenses

Other expense, net for the three and nine months ended September 30, 2018 increased $1.5 and $3.6, respectively, compared to the same period in 2017 primarily due to the effect of changes in foreign exchange rates.

Interest expense for the three and nine months ended September 30, 2018 increased $3.0 and $25.8, respectively, as compared to the same period in 2017 due to a higher amount of average debt outstanding primarily associated with the $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017.

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2018 was 21.9% and 21.6% respectively, compared to 28.7% and 31.6% in the same periods in 2017.  The decrease in the tax rate for both periods is primarily due to the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017, which lowered the U.S. statutory tax rate from 35% to 21%.

The tax rate for the three and nine months ended September 30, 2017 was reduced by 400 bps and 150 bps respectively from the reversal of a valuation allowance against the tax benefit related to the Natronx impairment charge.  The benefit from the Natronx impairment charge for the nine months ended September 30, 2017 was partially offset by the international pension settlement charge representing 90 bps.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of September 30, 2018, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively.  Our equity in earnings of Armand and ArmaKleen for the three and nine months ended September 30, 2018 and 2017 are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and nine months ended September 30, 2018 and September 30, 2017 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2018	$784.9	$174.1	$78.6	$0.0	$1,037.6
Third Quarter 2017	729.2	162.8	75.9	0.0	967.9
First Nine Months of 2018	$2,310.4	$530.9	$230.2	$0.0	$3,071.5
First Nine Months of 2017	2,067.1	451.0	225.0	0.0	2,743.1

Income before Income Taxes(2)
Third Quarter 2018	$149.6	$21.9	$13.3	$2.5	$187.3
Third Quarter 2017	146.9	23.6	13.8	2.7	187.0
First Nine Months of 2018	$428.3	$67.6	$40.5	$7.0	$543.4
First Nine Months of 2017(3)	431.5	19.3	35.3	7.9	494.0

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $1.9 and $1.5 for the three months ended September 30, 2018 and September 30, 2017, respectively, and were $4.5 and $4.2 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

(2)

In determining Income before Income Taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative Income from Operations.

(3)	Includes a pension settlement charge of $39.2 recorded in Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Household Products	$448.9	$423.3	$1,291.8	$1,228.6
Personal Care Products	336.0	305.9	1,018.6	838.5
Total Consumer Domestic	784.9	729.2	2,310.4	2,067.1
Total Consumer International	174.1	162.8	530.9	451.0
Total SPD	78.6	75.9	230.2	225.0
Total Consolidated Net Sales	$1,037.6	$967.9	$3,071.5	$2,743.1

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2018 were $784.9, an increase of $55.7 or 7.6% as compared to the same period in 2017.  Consumer Domestic net sales for the nine months ended September 30, 2018 were $2,310.4 an increase of $243.3 or 11.8% as compared to the same period in 2017.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer Domestic	2018	2018
Product volumes sold	2.6%	4.6%
Pricing/Product mix	2.1%	(0.2%)
Volume from acquired product lines (1)	2.9%	7.4%
Net Sales increase	7.6%	11.8%
(1)	Includes net sales of the brands acquired in the Viviscal Acquisition and the Waterpik Acquisition since the dates of acquisition.

The increase in net sales for the three months ended September 30, 2018, reflects the impact of acquisitions, higher sales of ARM & HAMMER liquid and unit dose laundry detergent, ARM & HAMMER clumping cat litter, VITAFUSION and L’IL CRITTERS gummy vitamins, OXICLEAN stain fighters, and XTRA laundry detergent, partially offset by lower sales of KABOOM cleaning products.  The increase in net sales for the nine month period ending September 30, 2018, reflects higher sales of ARM & HAMMER liquid and unit dose laundry detergent, ARM & HAMMER Cat Litter, BATISTE dry shampoo, VITAFUSION and L’IL CRITTERS gummy vitamins, VIVISCAL hair care business and XTRA laundry detergent, partially offset by lower sales of KABOOM cleaning products.

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

Consumer Domestic income before income taxes for the third quarter of 2018 was $149.6, a $2.7 increase as compared to the third quarter of 2017.  The increase is due primarily to higher sales volumes of $22.2 and favorable price/mix of $8.8, partially offset by unfavorable manufacturing and distribution costs of $14.1, higher marketing expenses of $6.0, higher SG&A of $5.1 (primarily associated with the acquisitions and higher information systems and R&D costs), and higher interest and other expenses of $2.9.  The impact of acquired businesses and price/mix includes charges associated with a voluntary recall and a FDA mandated withdrawal for certain oral care products.  For the nine month period ended September 30, 2018, income before income taxes was $428.3, a $3.2 decrease as compared to the first nine months of 2017.  The decrease is due primarily to higher SG&A of $39.3 (also associated with the acquisitions and higher information systems and R&D costs), unfavorable manufacturing and distribution costs of $30.5, higher interest and other expenses of $21.8, unfavorable price/mix (consisting of higher trade promotion spending) of $18.0 and higher marketing expenses of $17.1, partially offset by the impact of higher sales volumes of $123.7.  The impact of acquired businesses and price/mix includes charges associated with a voluntary recall and a FDA mandated withdrawal for certain oral care products.

Consumer International

Consumer International net sales were $174.1 in the third quarter of 2018, an increase of $11.3 or 6.9% as compared to the same period in 2017.  Consumer International net sales in the first nine months of 2018 were $530.9, an increase of $79.9 or approximately 17.7% as compared to the same period in 2017.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer International	2018	2018
Product volumes sold	8.5%	6.1%
Pricing/Product mix	(0.2%)	1.2%
Foreign exchange rate fluctuations / Other	(3.2)%	2.2%
Volume from acquired product lines (1)	1.8%	8.2%
Net Sales increase	6.9%	17.7%
(1)	Includes net sales of the brands acquired in the Viviscal Acquisition and the Waterpik Acquisition since the dates of acquisition.

Excluding the impact of foreign exchange rates and acquisitions, higher sales in the third quarter ended September 30, 2018 were primarily due to BATISTE, VITAFUSION & L’IL CRITTERS, FEMFRESH and OXICLEAN in the export business, BATISTE, ARM & HAMMER cat litter, VITAFUSION & L’IL CRITTERS in Canada, BATISTE and STERIMAR in the UK, and ARM & HAMMER liquid laundry detergent, dental care and OXICLEAN in Mexico.   For the nine months ended September 30, 2018 higher sales primarily occurred in exports, Canada, and Mexico, and were attributable to BATISTE, OXICLEAN, ARM & HAMMER liquid laundry detergent, cat litter and baking soda.

Consumer International income before income taxes was $21.9 in the third quarter 2018, a decrease of $1.7 compared to the same period in 2017 due primarily to higher costs as a result of the higher marketing expenses of $3.6, unfavorable manufacturing costs of $2.2, higher SG&A costs of $1.9, unfavorable price/mix of $0.5, unfavorable foreign exchange rates of $0.4, and higher interest and other expenses of $1.4, partially offset by higher sales volumes of $8.5. For the first nine months of 2018, income before income taxes was $67.6, a $48.3 increase as compared to the same period in 2017, due primarily to lower costs as a result of the 2017 pension settlement of $39.2, higher sales volumes of $33.9, favorable foreign exchange rates of $3.6, partially offset by higher SG&A costs of $11.4, unfavorable manufacturing costs of $6.3, higher marketing expenses of $4.7, and a higher interest and other expenses of $5.3.

Specialty Products (“SPD”)

SPD net sales were $78.6 in the third quarter of 2018, an increase of $2.7 or 3.6% as compared to the same period in 2017.  SPD net sales were $230.2 for the first nine months of 2018, an increase of $5.2, or 2.3% as compared to the same period of 2017.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - SPD	2018	2018
Product volumes sold	(8.3)%	(6.4)%
Pricing/Product mix	5.0%	3.2%
Volume from acquired product lines (net of divestiture) (1)	6.9%	5.5%
Net Sales increase	3.6%	2.3%
(1)	Includes net sales of Passport and Agro BioSciences, Inc. since the dates of acquisition and is negatively impacted by the sale of our Brazilian chemical business.

Excluding the impact of the acquisitions and divestiture, the net sales decrease in the third quarter and nine month period of 2018 was driven by lower volumes in the animal productivity business, partially offset by higher broad-based pricing.  Demand in the dairy industry is significantly reduced due to low milk prices.

SPD income before income taxes was $13.3 in the third quarter of 2018, a decrease of $0.5 as compared to the same period in 2017 due to higher SG&A costs of $2.9, unfavorable manufacturing costs of $0.8, lower sales volumes of $0.5, higher interest expense of $0.2, partially offset by favorable price/product mix of $3.8 and lower marketing costs of $0.2.  SPD income before income taxes was $40.5 in the first nine months of 2018, an increase of $5.2 as compared to the same period in 2017 due primarily to favorable price/product mix of $7.1, higher sales volumes of $4.2, lower costs as a result of the 2017 sale of our Brazilian business of $3.5, lower manufacturing costs of $2.7 (in part due to the change in inventory valuation methodology), partially offset by higher SG&A costs of $9.9, and a higher interest expense of $2.2.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the third quarter of 2018 and 2017.  The Corporate segment income before income taxes was $2.5 in the third quarter of 2018, as compared to $2.7 in the same period in 2017.  The Corporate segment income before income taxes was $7.0 for the first nine months of 2018, as compared to $7.9 in the same period in 2017.

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

As of September 30, 2018, we had $188.3 in cash and cash equivalents, and approximately $996.7 available through the revolving facility under our Credit Agreement and our commercial paper program.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

As a result of the Tax Act, we repatriated excess cash held at our foreign subsidiaries in 2018. We repatriated approximately $150.0 of the $194.0 that was held outside the U.S as of December 31, 2017.

The current economic environment presents risks that could have adverse consequences for our liquidity.  See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”).  We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement because we currently are, and anticipate that we will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

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

Cash Flow Analysis

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Net cash provided by operating activities	$568.0	$424.1
Net cash used in investing activities	$(82.3)	$(1,278.3)
Net cash (used in) provided by financing activities	$(574.1)	$888.6

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  Our net cash provided by operating activities in the nine months ended September 30, 2018 increased by $143.9 to $568.0 as compared to $424.1 in the same period in 2017 due to higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges) and a decrease in working capital. The change in working capital is primarily due to an increase in accounts payable and accrued expenses as we continue to extend payment terms with our suppliers, an increase in taxes payable and incentive compensation and profit sharing accruals, partially offset by increases in inventory and accounts receivable.  However, we measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended September 30, 2018 and 2017:

	As of
	September 30, 2018	September 30, 2017	Change
Days of sales outstanding in accounts receivable ("DSO")	31	31	0
Days of inventory outstanding ("DIO")	59	53	6
Days of accounts payable outstanding ("DPO")	68	69	1
Cash conversion cycle	22	15	7

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two period average method, increased seven days from the prior year amount of 15 days to 22 days at September 30, 2018 due primarily to an increase in DIO of six days. DPO declined one day from 69 to 68 days and DSO remained consistent compared to the same period in 2017. The increase in the cash conversion cycle is primarily due to certain acquisitions, which currently require a higher level of working capital. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2018 was $82.3, primarily reflecting $49.8 for the Passport Acquisition, and $30.4 for property, plant and equipment additions.  Net cash used in investing activities during the first nine months of 2017 was $1,278.3, primarily reflecting $1,024.7 for the Waterpik Acquisition, $160.3 for the Viviscal Acquisition, $75.0 for the Agro Acquisition and $20.9 for property, plant and equipment expenditures, partially offset by $4.5 of cash proceeds from the sale of the Brazil chemical business.

Net Cash (Used in) Provided by Financing Activities – Net cash used in financing activities during the first nine months of 2018 was $574.1, reflecting $200.0 of repurchases of our common stock (“Common Stock”), $159.6 of cash dividend payments, $269.5 of debt payments, partially offset by $58.0 of proceeds from stock option exercises.  Net cash provided by financing activities during the first nine months of 2017 was $888.6, primarily reflecting $1,621.3 of long-term debt borrowings and $37.9 of proceeds from stock option exercises partially offset by $300.0 of repurchases of Common Stock, $200.0 of long-term debt repayments, $143.2 of cash dividend payments, $105.0 of net commercial paper repayments, $17.8 of financing costs and $4.6 of short-term debt repayments at an international subsidiary.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of competitive laundry detergent products,  including unit dose laundry detergent; the Company’s hedge programs; the impact of foreign exchange and commodity price fluctuations; actual voluntary and expected cash contributions to pension plans; impairments and other charges including the pension settlement charge and asset impairment charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of the Tax Cuts and Jobs Act; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; and the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; increases in transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; transition to, and shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs, including the actual and potential effect of tariffs on Chinese goods imposed by the United States Trade Representative; issues relating to the Company’s information technology and controls; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

Scantibodies Laboratory, Inc.

The Company was named as a defendant in a breach of contract action filed by Scantibodies Laboratory, Inc. (the “Plaintiff”) on April 1, 2014 in the U.S. District Court for the Southern District of New York.

The complaint alleges, among other things, that the Company (i) breached two agreements for the manufacture and supply of pregnancy and ovulation test kits by switching suppliers, (ii) failed to give Plaintiff the proper notice, (iii) failed to reimburse Plaintiff for costs and expenses under the agreements and (iv) misrepresented its future requirements. The Plaintiff seeks compensatory and punitive damages of an amount in excess of $20.0 as well as declaratory relief, statutory prejudgment interest and attorneys’ fees and costs.

The Company is vigorously defending itself in this matter.  On September 19, 2018, the court granted the Company’s motion for summary judgment, dismissing all claims brought by the Plaintiff.  The Plaintiff has filed a motion for reconsideration of the court’s September 19, 2018 ruling.

In connection with this matter, the Company has reserved an amount that is immaterial.  However, it is reasonably possible that the Company may ultimately be required to pay all or substantially all of the damages and other amounts sought by Plaintiff in the event the summary judgment entered in favor of the Company is reversed.

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

	(101)

The following materials from Church & Dwight Co., Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and September 30, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017, (v) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2018 and September 30, 2017 and (vi) Notes to Condensed Consolidated Financial Statements.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	November 1, 2018	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	November 1, 2018	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)