Form 10-K
period 2018-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2019-02-21
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018                                                  Commission file number 1-10585

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $12.5 billion.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the common stock (the “Common Stock”) of Church & Dwight Co., Inc. (the “Company”).  The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2018.

As of February 19, 2019, there were 245,901,066 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2019 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10‑K (this “Annual Report”).

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the increase in the number of gummy dietary supplement competitors; the impact of competitive laundry detergent products, including unit dose laundry detergent; the Company’s hedge programs; the impact of foreign exchange, tariffs, and commodity price fluctuations; actual voluntary and expected cash contributions to pension plans; impairments and other charges including the pension settlement charge and asset impairment charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of the Tax Cuts and Jobs Act; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs, including the actual and potential effect of tariffs on Chinese goods imposed by the United States; issues relating to the Company’s information technology and controls; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

TABLE OF CONTENTS

PART I

PART II

PART III

10.	Directors, Executive Officers and Corporate Governance	82
11.	Executive Compensation	82
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	82
13.	Certain Relationships and Related Transactions, and Director Independence	82
14.	Principal Accounting Fees and Services	82
	PART IV
15.	Exhibits, Financial Statement Schedule	83

PART I

ITEM 1.	BUSINESS

OVERVIEW OF BUSINESS

We were founded in 1846 and incorporated in Delaware in 1925.  We develop, manufacture and market a broad range of consumer household and personal care products and specialty products focused on animal productivity, chemicals and cleaners. Our consumer products marketing efforts are focused principally on our 11 “power brands.” These well-recognized brand names include ARM & HAMMER baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda based products; TROJAN condoms, lubricants and vibrators; OXICLEAN stain removers, cleaning solutions, laundry detergents and bleach alternatives; SPINBRUSH battery-operated toothbrushes; FIRST RESPONSE home pregnancy and ovulation test kits; NAIR depilatories; ORAJEL oral analgesic; XTRA laundry detergent; L’IL CRITTERS and VITAFUSION gummy dietary supplements for children and adults, respectively; BATISTE dry shampoo; and WATERPIK water flossers and showerheads.

We sell our consumer products under a variety of brands through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar and other discount stores, pet and other specialty stores and websites and other e-commerce channels, all of which sell our products to consumers. We sell our specialty products to industrial customers, livestock producers and through distributors.

We maintain a strong heritage of commitment to people and the planet.  In 2018, we continued to progress on our commitment to robust and transparent environmental, social and governance practices. Our corporate sustainability goals include improving the sustainability profile of our products (including both packaging and ingredients), reducing our environmental footprint (including through increased renewable energy usage and reduced water and greenhouse gas emissions and solid waste to landfill) and positively impacting our employees and the communities where we operate.  Further, we are placing considerable focus and effort on our supplier base through the execution of our responsible sourcing program.

Our continued progress in various areas of corporate responsibility received various external recognitions, including inclusion in the 2018 Barron’s Most Sustainable Companies list and the EPA’s Green Power Partnership Top 100 list.  In addition, the Company ranked 196th in the Drucker Institute/WSJ “Management Top 250 List” while also ranking in the JUST Capital “America’s Most Just Companies” list and the FTSE4Good Index Series.

Moreover, in 2005, we established the Church & Dwight Employee Giving Fund, Inc. (EGF), an employee-run giving program, where employees’ donations are matched dollar-for-dollar by us, that primarily supports charitable organizations in New Jersey and Eastern Pennsylvania.  Additionally, we contribute to deserving nonprofits benefiting social and other charitable causes.

FINANCIAL INFORMATION ABOUT SEGMENTS AND PRINCIPAL PRODUCTS

Refer to Note 16 to the consolidated financial statements included in this Annual Report and in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information concerning the results of each of our segments.

All domestic brand “rankings” contained in this Annual Report are based on dollar share rankings from ACNielsen AOC (All Outlets Combined) for the 52 weeks ended December 29, 2018. Foreign brand “rankings” are derived from several sources.

Recent Acquisitions

On March 8, 2018, we acquired Passport Food Safety Solutions, Inc. (“Passport”).  Passport sells products for pre- and post-harvest treatment of poultry, swine, and beef (the “Passport Acquisition”).  The total purchase price was approximately $50.0, which is subject to an additional payment of up to $25.0 based on sales performance through 2020.

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

Household Products

In 2018, household products constituted approximately 55% of our Domestic Consumer sales and approximately 42% of our consolidated net sales.

ARM & HAMMER Baking Soda remains the number one leading brand of baking soda in terms of consumer recognition of the brand name and reputation for quality and value. The cleaning and deodorizing properties of baking soda have led to the development of numerous baking soda-based household products. For example, we market ARM & HAMMER FRIDGE FRESH, a refrigerator deodorizer equipped with a baking soda filter to help keep food tasting fresher, and ARM & HAMMER Carpet Deodorizer.  Our other primary household products include laundry detergents marketed under the ARM & HAMMER, OXICLEAN and XTRA brands, fabric softener sheets marketed under the ARM & HAMMER and NICE’N FLUFFY brands, cat litter under our ARM & HAMMER brand, and household cleaning products under the CLEAN SHOWER, SCRUB FREE, ORANGE GLO, OXICLEAN and KABOOM brands.  Our laundry detergents constitute our largest consumer business, measured by net sales.

Personal Care Products

In 2018, personal care products constituted approximately 45% of our Consumer Domestic sales and approximately 34% of our consolidated net sales.

Our personal care business was founded on the unique strengths of our ARM & HAMMER trademark and baking soda technology. We have expanded our personal care business through the acquisition of antiperspirants, oral care products, depilatories, reproductive health products, oral analgesics, nasal saline moisturizers, and dietary supplements under a variety of other leading brand names.

ARM & HAMMER Baking Soda, when used as a dentifrice, helps whiten and polish teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products that are marketed and sold nationally primarily under the ARM & HAMMER brand name. Our other personal care products include antiperspirants and deodorants under the ARRID and ARM & HAMMER brands, condoms under the TROJAN brand (the number one condom brand in the U.S.), battery-operated toothbrushes under the SPINBRUSH brand (the number one leading brand of battery-operated toothbrushes in the U.S. in 2018), water flossers and showerheads under the WATERPIK brand (the number one water flosser and replacement showerhead brand in the U.S.), home pregnancy and ovulation test kits under the FIRST RESPONSE brand (the number one selling brand in the U.S.), hair-removal products under the NAIR brand, oral analgesics and oral care products under the ORAJEL brand (the market leader in the toothache, canker sore, and children’s teething categories in the U.S.), children’s gummy dietary supplements under the L’IL CRITTERS brand and adult gummy dietary supplements under the VITAFUSION brand (both number one leading brands in their respective categories), a growing number of hair products under the BATISTE, VIVISCAL, TOPPIK (the number one leading brand of cosmetics for thinning hair), and XFUSION brands, and nasal saline moisturizers and solutions under the SIMPLY SALINE and STERIMAR brands.

Consumer International

Our Consumer International segment markets a variety of personal care, household and over-the-counter products in international subsidiary markets, including Australia, Brazil, Canada, France, Germany, Mexico and the United Kingdom and in global export markets around the world.

Total Consumer International net sales represented approximately 17% of our consolidated net sales in 2018.  Net sales of the businesses located in Europe, Canada, Mexico and Australia accounted for 33%, 29%, 9% and 9%, respectively, of our 2018 international net sales in this segment. No country in which we operate accounts for more than 9% of our total international net sales and no product line accounts for more than 20% of total international net sales.

Some of our U.S. Power Brands such as ARM & HAMMER, BATISTE, NAIR, OXICLEAN, TROJAN, L’LL CRITTERS, SPINBRUSH and VITAFUSION are distributed in most of our international markets. In addition, we also export unique brands such as STERIMAR, natural nasal decongestant out of France and FEMFRESH, feminine hygiene portfolio out of the United Kingdom, in many countries around the world.

We also market the CURASH line of babycare products in Australia, and GRAVOL anti-nauseant and RUB-A535 topical analgesic in Canada and other international markets.  We also sell WATERPIK water flossers and showerheads in Australia, Canada, Germany, France, the United Kingdom, Mexico and in other international markets.

Specialty Products Division

Our SPD segment focuses on sales to businesses and participates in three product areas: Animal Productivity, Specialty Chemicals and Specialty Cleaners, and accounted for approximately 7% of our consolidated net sales in 2018.

Animal Productivity Products

Since the ARM & HAMMER animal productivity business began in 1972, with its launch of ARM & HAMMER baking soda as a feed additive to help dairy cows produce more milk, we have built a leading portfolio of nutritional supplements designed to help improve the health and productivity of dairy cows.  Today our portfolio of dairy nutritional supplements includes brands such as MEGALAC rumen bypass fat (licensed from Volac International Limited) – a supplement made from natural oils – which enables cows to maintain energy levels during the period of high milk production, resulting in improved milk yields.  In addition, we market a line of high quality protein and amino acid products, including BIO-CHLOR and FERMENTEN, which are designed to help reduce health issues associated with calving, as well as provide needed protein to ensure proper growth and milk production.

Over the last five years, we have expanded our product offerings to include unique prebiotics and probiotics.  CELMANAX Refined Functional Carbohydrate is a yeast based prebiotic that helps ensure a well-functioning gastrointestinal track in dairy cows, beef cattle, poultry and other livestock.  On May 1, 2017, we acquired the Agro Biosciences, Inc. business and we now market the CERTILLUS family of probiotics products in the poultry, dairy, beef and swine industries.  On March 8, 2018, we acquired Passport Food Safety Solutions, Inc., focused on providing pre- and post-harvest food safety solutions for beef, poultry, and swine primarily for the application to carcasses to reduce food borne pathogens.

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

We and Occidental Chemical Corporation are equal partners in a joint venture, Armand, which manufactures and markets potassium carbonate and potassium bicarbonate for sale in domestic and international markets. The potassium-based products are used in a wide variety of applications, including agricultural products, specialty glass and ceramics, and potassium silicates. Armand also manufactures a potassium carbonate-based animal feed additive for sale by the Company in the dairy industry, described above under “Animal Productivity Products.”

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

Because of the competitive retail environment, we face pricing pressure from our retail customers and customers selling through other channels, particularly high-volume retail customers including, internet based retailers, who have increasingly sought to obtain pricing concessions or better trade terms that could reduce our margins. Furthermore, if we are unable to maintain price or trade terms acceptable to our customers, they could increase product purchases from competitors and reduce purchases from us, which would harm our sales and profitability.

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

Competition within our specialty chemicals and animal productivity product lines is intense. The specialty chemicals business operates in a competitive environment influenced by capacity utilization, customers’ leverage and the impact of raw material and energy costs. Product introductions typically involve introductory educational costs in the year of launch, and we usually are not able to determine whether new products and line extensions will be successful until a period of time has elapsed following the introduction of new products or the extension of the product lines. Our key competitors with respect to our SPD segment are Archer Daniels Midland Company, Cargill Incorporated, Lallemand Inc., Solvay Chemicals, Inc., Genesis Alkali and Natural Soda, Inc.  For additional discussion of the competitive environment in which we conduct our business, see Item 1A, "Risk Factors."

DISTRIBUTION OF OUR PRODUCTS

Our Consumer Domestic and Consumer International segments products are marketed primarily through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar and other discount stores, pet and other specialty stores, and websites and other e-commerce channels, all of which sell our products to consumers. The Consumer Domestic Segment employs a sales force based regionally throughout the U.S. and utilizes the services of independent brokers, who represent our products in the food, mass, pet, dollar, club, and numerous other classes of trade. Our Consumer International segment conducts business through subsidiaries and global export markets. Our subsidiaries employ local sales and marketing teams that manage the retailer and trade relationships while export sales and marketing professionals also manage an extensive distributor network in our global export markets.  Our products are stored in our plants and third-party owned warehouses and are either delivered by independent trucking companies or picked up by customers at our facilities.

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

We are a party to a partnership agreement with Tata Chemicals (Soda Ash) Partners, which mines and processes trona reserves in Wyoming.  We fulfill a substantial amount of our soda ash requirements through the partnership and related supply and services agreements, enabling us to achieve some of the economies of an integrated business capable of producing sodium bicarbonate and related products from the basic raw material. We also have an agreement for the supply of soda ash from another company. The partnership agreement and other supply agreements between the Tata Chemicals (Soda Ash) Partners and us are terminable upon two years notice by either of us. We believe that sufficient alternative sources of soda ash supply are available.

We believe that ample sources of raw materials are available for all our other major products. Detergent chemicals are used in a variety of our products and are available from a number of sources. Bottles, paper products and clay are available from multiple suppliers, although we choose to source most of these materials from single sources under long-term supply agreements in order to gain favorable economies of scale. We also use certifiable sustainable palm oil derivatives in a number of products, including primarily in our rumen bypass fats products. Alternative sources of supply are available in case of the disruption or termination of the supply agreements.

The cost of raw materials, including surfactants, diesel fuel and oil-based raw and packaging materials used primarily in our consumer businesses, were higher in 2018 relative to 2017, increasing our core commodity costs. Increases in the prices of certain raw materials could materially impact our costs and financial results if we are unable to pass such costs along in the form of price increases to our customers.

We utilize the services of third party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

Our trademarks appear in upper case letters throughout this Annual Report. The majority of our trademarks are registered with either the U.S. Patent and Trademark Office or with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by us since 1867, and is a valuable asset and important to the successful operation of our business. Our products are sold under many other valuable trademarks held by the Company, including TROJAN, NAIR, ORAJEL, WATERPIK, FIRST RESPONSE, XTRA, OXICLEAN, SPINBRUSH, BATISTE, SIMPLY SALINE, L’IL CRITTERS and VITAFUSION. Our portfolio of trademarks represents substantial value in the businesses using the trademarks.

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. Although we actively seek and maintain a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2018, 2017 and 2016, net sales to our largest customer, Walmart Inc. and its affiliates (“Walmart”), were 23%, 24% and 24% respectively, of our consolidated net sales. No other customer accounted for 10% or more of our consolidated net sales in the three-year period. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

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

Our relationship with certain union employees is regulated by various agencies of the countries, states, provinces and other localities in which we sell our products.

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

Food Products

We market baking soda and animal feed products, such as rumen fermentation enhancers and Dietary Cation-Anion Difference (“DCAD”) balancers that are also subject to FDA and foreign regulation. The Food Safety Modernization Act (“FSMA”) regulates food and animal feed products and mandates preventive controls, including hazard analysis, risk controls, supplier qualifications and controls and increased record keeping. FSMA grants the FDA the authority to require mandatory recalls for products under certain conditions. The FDA is currently in the process of establishing rules and guidance to implement the provisions of FSMA. The potential impact of these rules and applicable guidance cannot be determined now.

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

ENVIRONMENTAL MATTERS

Our operations are subject to federal, state, local and foreign laws, rules and regulations relating to environmental concerns, including air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of our employees. We endeavor to take actions necessary to comply with such regulations. These steps include periodic environmental and health and safety audits of our facilities. The audits, conducted by independent firms with expertise in environmental, health and safety compliance, include site visits at each location, as well as, a review of documentary information, to determine compliance with such federal, state, local and foreign laws, rules and regulations.

EMPLOYEES

At December 31, 2018, we had approximately 4,700 employees. Internationally, we employ union employees in France, Mexico, Brazil and New Zealand. We believe our relations with both our union and non-union employees are satisfactory.

PUBLIC INFORMATION

We maintain a website at www.churchdwight.com and on the “Investors-Financial Information-SEC Filings” page of reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (the “Commission”). Also available on the “Investors-Corporate Governance” page on our website are our Corporate Governance Guidelines, charters for the Audit, Compensation & Organization and Governance & Nominating Committees of our Board of Directors (the “Board”), our Code of Conduct and our Proxy Statement. We also publish a Sustainability Report that summarizes our business and corporate responsibility commitments and accomplishments including those related to our environmental, social, and governance performance.  For more information regarding the Company’s sustainability initiatives please see the “Responsibility” page on our website.   Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 500 Charles Ewing Boulevard, Ewing, New Jersey 08628, attention: Secretary. The information presented on our website is not a part of this Annual Report and the reference to our website is intended to be an inactive textual reference only.

ITEM 1A.RISK FACTORS

The following risks and uncertainties, as well as other factors described elsewhere in this Annual Report or in our other filings with the Commission, could materially adversely affect our business, results of operations and financial condition:

•	Unfavorable economic conditions could adversely affect demand for our products.

Unfavorable and uncertain economic conditions have adversely affected, and in the future may adversely affect, demand for some of the categories of products we sell, resulting in reduced sales volume or market share or a shift in our product mix from higher margin to lower margin products.  Factors that can affect demand include competitors’ products, advertising and pricing actions, rates of unemployment, consumer confidence, health care costs, including increased costs as a result of changes in federal regulations, significant shifts in government policies, commodity costs, fuel and other energy costs and other economic factors affecting consumer spending behavior, including delays in the timing of tax refunds from the federal government, gasoline and home heating oil pricing, reduced unemployment benefits in periods of high unemployment and changes in tax policies, or other effects of governmental shutdowns or a lapse of appropriations.  While the vast majority of our products are consumer staples that generally are less vulnerable to decreases in discretionary spending than other products, certain products have become, and others may become, subject to increasing price competition.  Additionally, some of our products, such as laundry additives, gummy dietary supplements, battery-operated toothbrushes and water flossers, are more likely to be affected by consumer decisions to control spending.

Some of our customers, including mass merchandisers, supermarkets, drugstores, convenience stores, wholesale clubs, home stores, and dollar, pet and other specialty stores, have experienced and may experience in the future declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all.  We regularly review the financial strength of our key customers and, where appropriate, modify customer credit limits, which may have an adverse impact on future sales.  Because the same economic conditions that affect us also affect many of our suppliers, we regularly conduct a similar review of our suppliers to assess both their financial viability and the importance of their products to our operations.  When appropriate, we identify alternate sources of materials and services.  To date, we have not experienced a material adverse impact from economic conditions affecting our customers or suppliers.  However, a protracted economic downturn or recession that adversely affects our suppliers and customers could adversely affect our sales and results of operations.

•	We face intense competition in our markets, and the failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition from consumer products companies, both in the U.S. and in international markets.  Most of our products compete with other widely-advertised promoted and merchandised brands within each product category and from retailers, including supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar and other discount stores, pet and other specialty stores and websites and other e-commerce channels, which are increasingly offering private label brands and generic non-branded products of our customers in certain categories, which typically are sold at lower prices.

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

Many of our competitors are large companies, including The Proctor & Gamble Company, The Clorox Company, Colgate-Palmolive Company, Henkel, Reckitt Benckiser Group plc, Johnson & Johnson, Nestle Purina PetCare Company, Ansell Limited, Alere Inc., Pfizer Inc., Bayer AG, S.C. Johnson & Son, Inc., Pharmavite LLC and NBTY, Inc. Many of these companies have greater financial resources than we do, and, therefore, have the capacity to outspend us on advertising and promotional activities and introduce competing products more quickly and respond more effectively to changing business and economic conditions than we can.  In addition, our competitors may attempt to gain market share by offering products at prices at or below those typically offered by us.  Competitive activity may require us to increase our spending on advertising and promotions and/or reduce prices, which could lead to reduced profits and adversely affect growth.  If we lose market share or the markets in which we compete do not grow substantially, our sales growth will decline.

In addition, we derive a substantial percentage of our revenues from sales of laundry detergent. The continued customer demand for these products are critical to our future success. As a result, any commercialization, delays or reduction of sales of these products could have a material adverse effect on our business, financial condition and operating results.

There continues to be significant product competition in the gummy dietary supplement category.  The category has grown from eight competitors to 30 in the last five years.  We continue to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending.  However, there is no assurance this category will not decline in the future or that we will be able to offset any such decline.

•	Loss of any of our principal customers could significantly decrease our sales and profitability.

A limited number of customers account for a large percentage of our net sales.  Walmart is our largest customer, accounting for approximately 23% of net sales in 2018, 24% of net sales in 2017 and 24% of net sales in 2016.  Our top three customers accounted for approximately 36% of net sales in 2018, 36% of net sales in 2017 and 35% of net sales in 2016.  We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues.  As a result, changes in the strategies of Walmart or any of our other largest customers, including a reduction in the number of brands they carry or of shelf space they dedicate to private label products, could materially harm our net sales and profitability. In addition, certain of our product lines are concentrated with certain customers.  Moreover, the use of evolving technology by our customers to develop more complex pricing models may lead to category pricing pressures.  If we were to lose a significant customer due to customer service levels or real or perceived product quality or appearance issues, this could also have a material adverse effect on our business, financial condition and results of operations.

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

In recent years, retailer consolidation both in the U.S. and internationally has increased.  This trend has resulted in the increased size and influence of large consolidated retail customers, including internet based retailers, who may demand lower pricing, special packaging or impose other requirements on us.  These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship.  Some of our customers, particularly our high-volume retail customers, have sought to obtain pricing and other concessions and better trade terms.  To the extent we provide concessions or better trade terms to those customers, our margins are reduced.  Further, if we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors, which would harm our sales and profitability.  In addition, reductions in inventory by our customers, including as a result of consolidations in the retail industry, or these customers managing their working capital requirements, could result in reduced orders for our products and adversely affect our results of operations for the financial periods affected by such reductions.

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

Our performance depends upon the general health of the economy and of the retail environment in particular, and could be significantly harmed by changes affecting retailing and the financial difficulties of our retailer customers.  Consumer products, such as those marketed by us, are increasingly being sold by club stores, dollar stores, mass merchandisers and, in particular, internet-based and e-commerce retailers.  Sales of our products remain strongest in the traditional mass merchandiser, food and drug retail stores, and our products are also being sold in club stores and dollar stores channels. However, alternative retail channels, including e-commerce retailers, hard discounters, subscription services and buying clubs, have become more prevalent and the volume of consumer products that are sold through such alternative retail channels is continuing to increase. In addition, the growing number of sales channels and business models, such as niche brands, internet only brands and discounter channels, may affect customer and consumer preferences.  Our failure to successfully respond could negatively impact our results. In particular, the growing presence of e-commerce retailers has affected, and may continue to affect, consumer preferences and market dynamics. Although we have taken steps to improve, and have seen improvement in, sales to club stores, dollar stores and internet-based retailers, and are engaged in e-commerce with respect to our TOPPIK, VIVISCAL, FELINE PINE and WATERPIK brands, if the current trend continues and we are not successful in further improving sales to these or the alternative retail channels noted above, our financial condition and operating results could suffer.  In addition, the growth of the alternative retail channels that are focused on limiting the number of items they sell and selling predominantly private label products may reduce our ability to market and sell our products through such retailers. The retail environment is changing with the growth of alternative retail channels and this could significantly change the way traditional retailers do business. If these alternative retail channels were to take significant market share away from traditional retailers and/or we are not successful in these alternative retail channels, our margins and results of operations may be negatively impacted.

•	Market category declines and changes to our product and geographic mix may impact the achievement of our sales growth targets, planned pricing and financial results.

A significant percentage of our revenues come from mature markets that are subject to high levels of competition.  During 2018, approximately 82% of our sales were generated in U.S. markets.  U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, dietary supplements, antiperspirants and deodorants.  Our ability to achieve unit sales growth in domestic markets will depend on increased use of our products by consumers relative to competitors’ products, our ability to drive growth through product innovation in existing and new product categories, investment in our established brands and enhanced merchandising and our ability to capture market share from our competitors. In addition, we derive a large percentage of our revenues from sales of laundry detergent. Moreover, our ability to quickly innovate to adapt our products to meet changing consumer demands is essential, especially in light of e-commerce significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. This risk is further heightened by the continued evolution of consumer needs, habits and preferences because of shifts in U.S. demographics, reflecting various factors, including cultural and socioeconomic changes.  If we are unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that expand our product categories and develop, acquire or successfully launch new products, we may not achieve our sales growth objectives.  Even if we are successful in increasing sales within our product categories, a continuing or accelerating decline in the overall markets for our products could have a negative impact on our financial results.

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

•

Cost overruns and delays, regulatory requirements, and miscalculations in capacity needs with respect to our expansion projects and our manufacturing facilities and those of our contract manufacturers and other suppliers could adversely affect our business.

From time to time, we initiate planned and unplanned expansion projects with respect to our facilities and those of our contract manufacturers and other suppliers.  As is customary with large construction projects, these projects are subject to risks of, and we have from time to time experienced, delay or cost overruns resulting from numerous factors, including the following: shortages of equipment, materials or skilled labor; work stoppages; unscheduled delays in the delivery of ordered materials and equipment; unanticipated cost increases; difficulties in obtaining necessary permits or in meeting permit conditions; difficulties in meeting regulatory or quality requirements or obtaining regulatory approvals; availability of suppliers to certify equipment for existing and enhanced regulations; design and engineering problems; and failure or delay of third party service providers, civil unrest and labor disputes. Significant cost overruns or delays in completing a project, or the miscalculations of our anticipated capacity needs, including as a result of expansion into new product lines or into new markets, could have a material adverse effect on our return on investment, results of operations and cash flows.  If we were to experience delays or cost overruns in the future it could result in product allocation and retailer frustration, the loss of a significant customer or customers, or if sales of any of our products were to materially decrease due to customer service levels or real or perceived product quality or appearance issues, this could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the supply of our products depends on the uninterrupted efficient operation of our manufacturing facilities and those of our contract manufacturers and other suppliers and our ability to meet customer service levels.  Many of our manufacturing processes and those of our contract manufacturers and other suppliers are complex and present difficult technical challenges to obtain the manufacturing yields necessary to operate profitably.  In addition, our manufacturing processes and those of our contract manufacturers and other suppliers may require complex and specialized equipment which can be expensive to repair or replace with required lead times of up to a year.

The manufacturing of certain of our products is concentrated in one or more of our plants, contract manufacturers or other suppliers, with limited alternate facilities.  Any event that disrupts or otherwise negatively impacts manufacturing facilities, manufacturing systems or equipment, or contract manufacturers or other suppliers, including work stoppages, cyberattacks, acts of war, fire, flooding or other natural disasters, could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products.  As a result, our revenues from the affected products would decline and we could incur losses until such time as we or our contract manufacturers or other suppliers are able to restore production processes or are able to put in place alternative contract manufacturers or other suppliers.

•

Our reliance on a limited number of contract manufacturers and suppliers, including sole source contract manufacturers and suppliers for certain products, could materially and adversely affect our operations and financial results.

We rely on a limited number of contract manufacturers and suppliers for certain of our commodities and raw materials, including sole source suppliers for certain of our raw materials, packaging, product components, finished products and other necessary supplies.  New suppliers must be qualified pursuant to our standards, and may also have to be qualified under governmental and industry standards and any other standards of our customers, which can require additional investment and time.  We may be unable to qualify any needed new contract manufacturers or suppliers or maintain supplier arrangements and relationships based on a variety of factors; we may be unable to contract with suppliers at the quantity, quality and price levels needed for our business; certain of our suppliers may not meet the standards of our customers or licensors; or certain of our key contract manufacturers or suppliers may become insolvent or experience other financial distress.  If any of these events occurs and we have failed to identify and qualify an alternative vendor, then we may be unable to meet our contractual obligations and customer expectations, which could damage our reputation and result in lost customers and sales, or we may incur higher than expected expenses, either of which could materially and adversely affect our business, operations and results of operations.

•

Volatility and increases in the price of raw and packaging materials or energy costs could erode our profit margins, which could harm operating results, and efforts to hedge against raw material price increases may adversely affect our operating results if raw material prices decline.

The principal raw materials and packaging used by us and certain of our suppliers and contract manufacturers include surfactants (cleaning agents), paper products and resin-based molded components.  Volatility and increases in the price of raw materials, or increases in the costs of energy, shipping and other necessary services, could significantly affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies, such as in manufacturing and distribution.  Historically, we have attempted to address such price increases through cost reduction programs and price increases of our products, entering into pre-buying or locked-in pricing arrangements with certain suppliers and entering into hedge agreements.  There is no assurance, however, that we will be able to fully offset any price increases, especially given the competitive environment.

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

We distribute our products and receive raw materials and packaging components primarily by truck, rail and ship and through various ports of entry.  Reduced availability of trucking, rail or shipping capacity due to adverse weather conditions, allocation of assets to other industries or geographies or otherwise, work stoppages, strikes or shutdowns of ports of entry or such transportation sources, could cause us to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials or packaging components in a timely manner, which could disrupt our operations, strain our customer relationships and competitive position, and adversely affect our operating profits.  In particular, the recent reduced trucking capacity due to a shortage of drivers, the recent enforcement deadline for a federal regulation requiring drivers to electronically log their driving hours and adverse weather conditions, among other reasons, caused an increase in the cost of transportation for us and many other companies.

•	If the reputation of one or more of our leading brands erodes, our financial results could suffer.

Our financial success is directly dependent on the reputation and success of our brands, particularly the ARM & HAMMER, BATISTE, FIRST RESPONSE, NAIR, ORAJEL, OXICLEAN, TROJAN, L’IL CRITTERS and VITAFUSION, SPINBRUSH, WATERPIK and XTRA brands.  The effectiveness of these brands could suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.  Further, our results could be adversely affected if one or more of our leading brands suffers damage to its reputation due to real or perceived, sustainability, quality or safety issues, including as a result of, among other things, a significant product recall, product-related litigation, defects or impurities in our products, product misuse, changing consumer perceptions of certain ingredients or environmental impacts (including packaging, energy and water use and waste management), or allegations of product tampering.  In addition, as our sales on various e-commerce platforms grow, we may be unable to prevent sales of counterfeit, pirated, or stolen goods, unlawful or unethical sales, or sales in violation of our policies. To the extent any of this occurs, it could result in customers delisting our products and damage to our reputation and business.

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

Widespread use of social media and networking sites by consumers has greatly increased the accessibility and speed of dissemination of information.  Negative or inaccurate posting or comments about us in the media or on any social networking website, whether accurate or inaccurate, or the disclosure of non-public sensitive information through social media, could generate adverse publicity that could damage the reputation of our brands.  In addition, given the association of our individual products with us, an issue with one of our products could negatively affect the reputation of our other products, or us as a whole, thereby potentially adversely impacting our financial results.

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

•	We are subject to increasing customer, consumer and investor sensitivity to sustainability issues.

As climate change, ingredients, packaging and other sustainability concerns become more prevalent, federal, state and local governments and our customers, consumers and investors are increasingly sensitive to these issues. This increased focus on sustainability may result in new regulations and customer and investor requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations to comply with any new regulations and customer requirements, or to meet the demands of our investors. We could also lose revenue if our consumers change brands or our customers divert business from us because we have not complied with their sustainability requirements. Additionally, environmentally-conscious investors may choose not to invest in our Common Stock if we do not comply with their demands for sustainable business practices. These costs, changes, potential loss of revenue and potential reputational harm could have a material adverse effect on our financial condition, results of operations, liquidity, cash flows and share price.

•	From time to time, we are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

We, in the ordinary course of our business are, and from time to time, may become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings, including, without limitation, those relating to, commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance-related matters.  Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions may not be reasonably predictable and any related damages may not be estimable.  Certain pending or future legal actions could result in an adverse outcome for us, and any such adverse outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Likewise, any future determination by the FDA or a similar foreign agency, or by us in reviewing our compliance with applicable rules and regulations, that our products or quality systems do not comply with applicable regulations could result in future compliance activities, including product withdrawals or recalls, import detentions, injunctions preventing the shipment of products, or other enforcement actions.  For example, the FDA may determine that a particular claim that we use to support the marketing of a product is not substantiated, may not accept the evidence of safety for a new product that we may wish to market, may challenge the safety or effectiveness of existing products based on, among other things, changes in formulations, inadequate stability or “shelf-life,” consumer complaints, or improper labeling, and may determine that our dietary supplement business manufacturing, packaging, labeling and holding operations do not comply with cGMPs.  Similarly, we may identify these or other issues in internal compliance reviews of our operations and the operations and products of vendors and acquired companies.  These other issues may include the identification of contaminants or non-compliant levels of particular ingredients.  Any of the foregoing could subject us to adverse publicity, force us to incur unanticipated costs and have a material adverse effect on our business, financial condition and results of operations.  Additionally, delays in the acceptance, review and approval of products by the FDA, or other required governmental approvals, may result from government shutdowns due to the failure by Congress to enact regular appropriations.

From time to time, Congress, the FDA, the FTC, the Commission or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable, or impose more stringent interpretations of current laws or regulations.  For example, we are subject to regulations regarding the transportation, storage or use of certain chemicals to protect the environment, as well as the Commission’s rules with respect to “conflict minerals.” Additionally, recent reform proposals have introduced greater uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, in addition to the major changes to U.S. tax law signed into law in 2017.  Major developments in trade relations could have a material effect on our balance sheet and results of operations.  We are not able to predict the nature of these changes or of such future laws, regulations, repeals or interpretations or to predict the effect additional or shifting governmental regulation, when and if it occurs, would have on our business in the future.  Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, expanded adverse event reporting or other new requirements.  Any such developments could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.

In addition, we collect, use and store personal data of our employees, customers and other third parties in the ordinary course of business, and we are required to comply with increasingly complex and changing data privacy and security laws and regulations, that apply to the collection, storage, use, transmission and protection of personal information and other consumer data, including particularly the transfer of personal data between or among countries. In particular, the European Union ("EU") has adopted strict data privacy regulations. Following recent developments such as the passage of the EU’s General Data Protection Regulation ((EU) 2016/679) (“GDPR”) in May 2018 and the long-awaited Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”), which is slated to be finalized in 2019 and will replace the current ePrivacy Directive (2002/58/EC), data privacy and security compliance in the EU are increasingly complex and challenging. The GDPR in particular has broad extraterritorial effect and imposes a strict data protection compliance regime with significant penalties for non-compliance (up to 4% of worldwide annual turnover or €20 million, whichever is higher). It is also important to note that many countries are following the EU in producing a broad omnibus law in relation to privacy protection. For instance, Brazil has just published a GDPR-like law. In general, the GDPR and ePrivacy Regulation, and other local privacy laws, could also require adaptation of our technologies or practices to satisfy local privacy requirements and standards. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines, penalties or orders to cease, delay or modify collection, use or transfers of personal data. We could also face rights requests, complaints, claims, actions or class actions from those persons whose data we collect, use and store. Any of these events or other circumstances related to our collection, use and transfer of personal data could also lead to negative media attention, cause a loss of reputation in the market or otherwise adversely affect our business.

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

In addition, changes as result of the United Kingdom’s decision and subsequent negotiations to exit the EU could subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom, increased foreign exchange volatility with respect to the British pound and additional legal and economic uncertainty.  Additional costs have been incurred in 2018 because of measures implemented to address or mitigate risks.  There is a risk that the exit will cause an untenable rise in the cost of doing business in the UK.  Moreover, in all foreign jurisdictions in which we operate, we are subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions.  The recent imposition of tariffs on products imported from certain countries has introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our balance sheet and results of operations. All the foregoing risks could have a significant impact on our ability to commercialize our products on a competitive basis in international markets and may have a material adverse effect on our results of operations or financial position.

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

We seek to acquire or invest in businesses that offer products, services or technologies that are complementary.  We have made numerous acquisitions in the past 15 years.

We may make additional acquisitions or substantial investments in complementary businesses or products in the future.  Those acquisitions may be significantly larger than the ones completed in the past and may require the Company to increase its levels of debt, potentially resulting in the Company being assigned a lower credit rating.  However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. In recent periods, competition from other consumer products companies that are seeking similar opportunities has been particularly strong, and valuations for potential acquisition assets have been high, which has placed pressure on our ability to identify, structure and execute transactions.  In addition, all acquisitions and investments entail various risks, including the difficulty of entering new markets or product categories, the challenges of integrating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and the ongoing business of the acquired company, the need to review and, if necessary, upgrade processes of the acquired company to conform to our own processes and applicable legal and regulatory requirements, and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. Any of these risks may divert management and other resources, require us to incur unanticipated costs or delay the anticipated positive impact on our business and results of the acquisition.  The risks associated with assimilation are increased to the extent we acquire businesses that have stand-alone operations that cannot easily be integrated or operations or sources of supply outside of the U.S. and Canada, for which products are manufactured locally by third parties.  These factors could harm our financial condition and operating results.  Larger acquisitions, such as our acquisition of the Waterpik business in 2017, may require us to significantly increase our levels of debt.

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

As of December 31, 2018, we had approximately $2,107 million of total consolidated indebtedness net of debt issuance costs.  This amount of indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our cash obligations;
•	limiting our ability to fund potential acquisitions;
•

requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of cash flow to fund capital expenditures and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, general adverse economic conditions or changes in our business and the industry in which we operate;
•	limiting our ability to repurchase our Common Stock; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt.

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

Moreover, we may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes.  For example, we substantially increased our indebtedness in order to finance the acquisition of the Waterpik business in 2017.  If additional new debt is added to the current debt levels, the related risks that we now face could intensify.  A substantial increase in our indebtedness could also have a negative impact on our credit rating. In this regard, failure to maintain our credit ratings could adversely affect the interest rate available to us in future financings, as well as our liquidity, competitive position and access to capital markets.  Any decision regarding future borrowings will be based on the facts and circumstances existing at the time, including market conditions and our credit rating.

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

Increased information technology security threats and more sophisticated computer crime, including ransomware, denial of service and phishing attacks and advanced persistent threats, pose a potential risk to the security of our information technology systems, networks, and services, and those of our customers and other business partners, as well as the confidentiality, availability, and integrity of our data, and the data of our customers and other business partners.  As a result, our information technology systems, networks or service providers could be damaged or cease to function properly or we could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches.  Although we have business continuity plans in place and have implemented a breach response plan to address service interruptions, if these plans do not provide effective alternative processes on a timely basis, we may suffer interruptions in our ability to manage or conduct our operations which may adversely affect our business. In addition, if our service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders or other business operations, which would adversely affect our business.

Our information technology systems and our third-party providers’ systems, have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyberattacks. Such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent attacks and resulting breaches or breakdowns of our, or our third-party service providers’ databases or systems.  In addition, although we have policies and procedures in place governing the secure storage of personal information collected by us or our third-party service providers, data breaches due to human error or intentional or unintentional conduct may occur in the future.

Although we are currently implementing enterprise-wide upgrades to our systems and will continue to monitor and upgrade systems as appropriate, legacy systems may be vulnerable to increased risk. Additionally, if a new system does not function properly, it could affect our ability to order supplies, process and deliver customer orders and process and receive payments for our products. This could adversely impact our results of operations and cash flows.  Moreover, because the techniques, tools and tactics used in cyberattacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. As such, we may need to expend additional resources in the future to continue to protect against or address problems caused by any business interruptions or data security breaches.

•	There can be no guarantee that we will continue to make dividend payments or repurchase our Common Stock at sustained levels or at all.

Although the Board authorized new share repurchase programs in each of 2016 and 2017 and recently increased the amount of the quarterly cash dividends payable on our Common Stock, any Board determinations to continue to repurchase our Common Stock or to continue to pay cash dividends on our Common Stock, in each case at levels consistent with recent practice or at all, will be based primarily upon our financial condition, results of operations, business requirements, price of our Common Stock in the case of the repurchase programs, our ability to access debt capital markets or other sources of financing and the Board’s continuing determination that the repurchase programs and the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs.  In the event we do not declare a quarterly dividend, or discontinue our share repurchases, our stock price could be adversely affected.

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

We are dependent on the continued viability of the financial institutions that participate in the syndicate that is generally obligated to fund our $1 billion unsecured revolving credit facility dated March 29, 2018 (as amended, the “Credit Agreement”).  In addition, the Credit Agreement includes a “commitment increase” feature that enables us to increase the amount of our borrowing under the Credit Agreement, subject to lending commitments and certain conditions.  Any disruption in the credit markets could limit the availability of credit or the ability or willingness of financial institutions to extend credit, which could adversely affect our liquidity and capital resources.

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

Approximately 18% of our net sales in 2018 were to customers outside the U.S.  We are exposed to foreign currency exchange rate risk (both transaction and translation) with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. Dollar.  Outside of the U.S., sales and costs are denominated in a variety of currencies, including the Canadian Dollar, Euro, Pound, Brazilian Real, Mexican Peso and Australian Dollar, among others.  A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease operating profits and cash flow.  Changes in currency exchange rates may also affect the relative prices at which we purchase materials and services in foreign markets.  Although we, from time to time, enter into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in the U.S. Dollar, Canadian Dollar, Pound, Euro, Mexican Peso and Australian Dollar, foreign currency fluctuations could have a material adverse effect on our business, financial condition and results of operations.

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

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including a reduction in the statutory corporate income tax rate to 21%, a new limitation on the deductibility of business interest expense, restrictions on the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017 and changes to the taxation of income earned from foreign sources and foreign subsidiaries (including requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries).  The Tax Cuts and Jobs Act also authorizes the Treasury Department to issue regulations with respect to the new provisions.  We cannot predict how the changes in the Tax Cuts and Jobs Act, regulations, other guidance issued under it or conforming or non-conforming state tax rules might affect us or our business.  In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, would not undergo significant changes in the near future.

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

The market for our products depends to a significant extent upon the value associated with our trademarks and brand names, including ARM & HAMMER, BATISTE, FIRST RESPONSE, NAIR, ORAJEL, OXICLEAN, TROJAN, L’IL CRITTERS and VITAFUSION, SPINBRUSH, WATERPIK and XTRA.  We own the material trademarks and brand names used in connection with the marketing and distribution of our major products both in the U.S. and in other countries.  In addition, we hold several valuable patents on our products, which we believe serve as an effective barrier to entry for new competitors.  Accordingly, we rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  Although most of our material intellectual property is registered in the U.S. and in certain foreign countries in which we operate, we cannot be sure that our intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.  We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights.  In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the U.S.  If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales.  Our failure to perfect or successfully assert intellectual property rights could make us less competitive and could have a material adverse effect on our business, operating results and financial condition.  Also, our patents are granted for a term of 20 years from the date the patent application is filed.  We do not consider any single patent to be material to the business as a whole.

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

•	Our operations and the operations of our third-party manufacturers, suppliers and customers may be subject to disruption from events beyond our or their control.

Our operations, as well as the operations of our third-party manufacturers, suppliers and customers, may be subject to disruption from a variety of causes, including material shortages, financial difficulties, work stoppages, cyberattacks, demonstrations, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues. Additionally, as certain of our businesses grow at unanticipated levels, we may be required to add capacity, requiring substantial and unanticipated capital expenditures.   If a major disruption were to occur, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations, any of which could have a material adverse effect on our business.

•	We may not be able to attract, retain and develop key personnel.

Our future performance depends in significant part upon the continued service of our executive officers and other key personnel.  The loss of the services of one or more executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations.  This effect could be exacerbated if any officers or other key personnel left as a group or at the same time.  Our success also depends, in part, on our continuing ability to attract, retain and develop highly qualified personnel.  Competition for such personnel is intense, and there can be no assurance that we can retain our key employees or attract, assimilate and retain other highly qualified personnel in the future.  Factors that may affect our ability to attract and retain sufficient numbers of key employees include employee morale, our reputation, competition from other employers and the availability of qualified personnel in a tightening labor market.

•

Our amended and restated bylaws designate the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors and officers.

Our amended and restated bylaws provide that unless the corporation otherwise determines, the Court of Chancery of the State of Delaware, or, solely to the extent that the Court of Chancery of the State of Delaware does not have jurisdiction, a state court of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees or stockholders to either us or our stockholders, any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or our amended and restated certificate of incorporation or bylaws, or any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we could incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease a corporate office building in Ewing, New Jersey for our global corporate headquarters.  The lease expires in 2033 and includes two 10-year extension terms at our option.  In addition, we own an office building in Fort Collins, Colorado and an office building in Princeton, New Jersey that is occupied by our research and development and SPD personnel.

In the U.S., we own or lease 12 manufacturing facilities, 11 warehouses and six other offices in 16 different states. In addition, we own or lease four manufacturing facilities, three warehouses and 10 offices in 8 different countries outside of the U.S.  Many of our domestic and international sites manufacture and distribute products for multiple segments of our business.  Consumer Domestic products are manufactured or distributed by 21 of these locations, 10 of which we own and 11 of which we lease. Consumer International products are manufactured or distributed by 33 of these locations, 13 of which we own and 20 of which we lease. SPD products are manufactured or distributed by 13 of these locations, six of which we own and seven of which we lease. We believe that our operating and administrative facilities are adequate and suitable for the conduct of our business.  We also believe that our production facilities are suitable for current manufacturing requirements for our consumer and specialty products businesses.  In addition, the facilities possess a capacity sufficient to accommodate our estimated increases in production requirements over the next several years, based on our current product lines.

ITEM 3.	LEGAL PROCEEDINGS

General

The Company, in the ordinary course of our business are the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings from time to time, including, without limitation, those relating to commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance related matters.  Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions may not be reasonably predictable and any related damages may not be estimable.  Certain legal actions, including the one described below, could result in an adverse outcome for us, and any such adverse outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

The Company is vigorously defending itself in this matter.  On September 19, 2018, the court granted the Company’s motion for summary judgment, dismissing all claims brought by the Plaintiff.  The Plaintiff has filed an appeal.

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

The Company’s shares of common stock are traded on the New York Stock Exchange with the stock ticker symbol “CHD”.

Approximate number of record holders of our Common Stock as of December 31, 2018: 1,900.

The following graph compares the yearly change in the cumulative total stockholder return on our Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below.  The returns are indexed to a value of $100 at December 31, 2013.  Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

(1)	S&P 500 Household Products Index consists of THE CLOROX COMPANY, COLGATE-PALMOLIVE COMPANY, KIMBERLY-CLARK CORPORATION and P&G.

	INDEXED RETURNS (Years ending)
Company / Index	2013	2014	2015	2016	2017	2018
■ Church & Dwight Co., Inc.	100.00	121.10	132.52	140.11	161.58	215.26
■ S&P 500 Index	100.00	113.68	115.24	129.02	157.17	150.27
■ S&P 500 Household Products Index	100.00	114.65	109.42	114.70	130.58	130.59

Share Repurchase Authorization

On November 1, 2017, the Board authorized a new share repurchase program, under which we may repurchase up to $500.0 million in shares of Common Stock (the “2017 Share Repurchase Program”).  The 2017 Share Repurchase Program does not have an expiration and replaced the 2016 Share Repurchase Program.  We also continued our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under our incentive plans.

In December of 2017, the Company entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase $200.0 million of our Common Stock.  In the first quarter of 2018, the Company settled the ASR contract and purchased approximately 4.1 million shares of Common Stock for $200.0 million, of which approximately $110.0 million was purchased under the evergreen share repurchase program and $90.0 million was purchased under the 2017 Share Repurchase Program.  As a result of the Company’s purchases, there remained $310.0 million of share repurchase availability under the 2017 Share Repurchase Program as of December 31, 2018.

In connection with the evergreen repurchase program, in January 2019, the Company executed open market purchases of $100.0 million of Common Stock.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

FIVE‑YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data and employees)

	2018 (1)	2017 (1)	2016 (1)	2015 (1)	2014 (1)
Operating Results
Net Sales	$4,145.9	3,776.2	3,493.1	3,394.8	3,297.6
Marketing expenses	$483.2	454.2	427.2	417.5	416.9
Research and development expenses	$89.7	70.8	63.2	64.7	59.8
Income from Operations (3)	$791.7	732.7	724.2	674.2	641.2
% of Sales	19.1%	19.4%	20.7%	19.9%	19.4%
Net Income (2, 4)	$568.6	743.4	459.0	410.4	413.9
Net Income per Share-Basic (3, 4, 5)	$2.32	2.97	1.78	1.57	1.53
Net Income per Share-Diluted (3, 4, 5)	$2.27	2.90	1.75	1.54	1.51
Financial Position
Total Assets	$6,069.2	6,014.8	4,354.1	4,256.9	4,359.2
Total Debt (2)	$2,107.1	2,374.3	1,120.2	1,050.0	1,086.6
Total Stockholders' Equity	$2,453.8	2,218.0	1,977.9	2,023.2	2,101.9
Total Debt as a % of Total Capitalization	46%	52%	36%	34%	34%
Other Data
Average Common Shares Outstanding-Basic (5)	245.5	250.6	257.6	262.2	270.2
Cash Dividends Paid	$213.3	190.4	183.0	175.3	167.5
Cash Dividends Paid per Common Share (5)	$0.87	0.76	0.71	0.67	0.62
Stockholders' Equity per Common Share (5)	$10.00	8.85	7.68	7.72	7.78
Additions to Property, Plant & Equipment (6)	$60.4	45.0	49.8	61.8	70.5
Depreciation & Amortization	$141.1	125.4	107.6	101.0	91.2
Employees at Year-End	4,700	4,700	4,500	4,406	4,145
(1)

Period to period comparisons of the data presented above are impacted by the effect of acquisitions and divestitures made by the Company.  For further explanation of the impact of the acquisitions occurring in 2018, 2017, and 2016 refer to Note 6 to the consolidated financial statements.

(2)	2017 results reflect additional debt borrowings of $1,425.0 to fund the Waterpik Acquisition with a corresponding increase in interest expense.
(3)

2017 results include a $39.2 pre-tax charge or $0.12 per share to settle an international defined benefit pension plan.  2015 results include an $8.9 pre-tax charge or $0.03 per share to settle an international defined benefit pension plan.

(4)

2018 results reflect a lower tax rate due to the 2017 Tax Cuts and Jobs Act.  2017 results include a tax benefit of $272.9 or $1.06 per share due to the enactment of the Tax Cuts and Jobs Act and a tax benefit of $7.6 or $0.03 due to the reversal of a valuation allowance related to the Natronx impairment charge recorded in 2015.  2015 results include a $17.0 or $0.06 per share impairment charge to write-off the remaining investment in Natronx Technologies LLC (“Natronx”).

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

OVERVIEW

Our Business

We develop, manufacture and market a broad range of consumer household and personal care and specialty products focused on animal productivity, chemicals and cleaners.  We focus our consumer products marketing efforts principally on our 11 “power brands.”  These well-recognized brand names include ARM & HAMMER, used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent; TROJAN condoms, lubricants and vibrators; OXICLEAN stain removers, cleaning solutions, laundry detergent and bleach alternatives; SPINBRUSH battery-operated and manual toothbrushes;  FIRST RESPONSE home pregnancy and ovulation test kits; NAIR depilatories; ORAJEL oral analgesic; XTRA laundry detergent; L’IL CRITTERS and VITAFUSION gummy dietary supplements, BATISTE dry shampoos and WATERPIK water flossers and replacement showerheads.

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

We operate our business in three segments: Consumer Domestic, Consumer International and SPD.  The segments are based on differences in the nature of products and organizational and ownership structures.   In 2018, the Consumer Domestic, Consumer International and SPD segments represented approximately 76%, 17% and 7%, respectively, of our consolidated net sales.

2018 Financial Highlights

Key fiscal year 2018 financial results include:

•

2018 net sales grew 9.8% over fiscal year 2017, with gains in all three segments, primarily due to volume growth in Consumer Domestic and Consumer International, helped in part by the August 2017 acquisition of Waterpik and partially offset by volume declines in Specialty Products.

•	Gross margin decreased 140 basis points to 44.4% in fiscal year 2018 from 45.8% in fiscal year 2017, primarily due to higher commodity, transportation and manufacturing costs.
•

Operating margin decreased 30 basis points to 19.1% in fiscal year 2018 from 19.4% in fiscal year 2017, reflecting lower gross margin, partially offset by lower selling, general and administrative expenses and lower marketing costs.

•

We reported diluted net earnings per share in fiscal year 2018 of $2.27, a decrease of approximately 21.7% from fiscal year 2017 diluted net earnings per share of $2.90.  The prior year includes a one-time favorable adjustment of $1.06 associated with the Tax Cuts and Jobs Act.

•	Cash provided by operations was $763.6, an $82.1 increase from the prior year, due to higher cash earnings and lower working capital.
•	We returned $413.3 to our stockholders through dividends and share repurchases.

Strategic Goals, Challenges and Initiatives

Our ability to generate sales depends on consumer demand for our products and retail customers’ decisions to carry our products, which are, in part, affected by general economic conditions in our markets. Although our consumer products generally are consumer staples and less vulnerable to decreases in discretionary spending than other products, in 2018, many of the product categories in which we operate continued to experience pricing pressures, and weak or inconsistent consumer demand.  Some customers have responded to economic conditions by increasing their private label offerings (primarily in the dietary supplements, diagnostic kits and oral analgesics categories), and consolidating the product selections they offer to the top few leading brands in each category.  In

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

addition, an increasing portion of our product categories is being sold by club stores, dollar stores, mass merchandisers and internet-based retailers.  These factors have placed downward pressure on our sales and gross margins.

We expect a competitive marketplace in 2019 due to new product introductions by competitors and continuing competitive pricing pressures.  In this environment, we intend to continue to aggressively pursue several key strategic initiatives: maintain competitive marketing and trade spending, tightly control our cost structure, continue to develop and launch new and differentiated products, and pursue strategic acquisitions.  We also intend to continue to grow our product sales globally and maintain an offering of premium and value brand products to appeal to a wide range of consumers.

We derive a substantial percentage of our revenues from sales of laundry detergent. The continued customer demand for these products are critical to our future success.  As a result, any commercialization, delays or reduction of sales of these products, in the event that our diversification efforts discussed below are not successful, could have a material adverse effect on our business, financial condition and operating results. In addition, there continues to be significant product competition in the gummy vitamin category.  The category has grown from eight competitors to 30 in the last five years.  We continue to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending. However, there is no assurance that the category will not decline in the future and that we will be able to offset any such decline.

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

In the domestic business, seven out of 11 “power brands” met or exceeded category growth for the full year 2018.  Our global product portfolio consists of both premium (65% of total worldwide consumer revenue in 2018) and value (35% of total worldwide consumer revenue in 2018) brands, which we believe enables us to succeed in a range of economic environments.  We intend to continue to develop a portfolio of appealing new products to build loyalty among cost-conscious consumers.

Over the past two decades, we have diversified from an almost exclusively U.S. business to a global company with approximately 18% of sales derived from foreign countries in 2018.  We have operations in seven countries (Canada, Mexico, U.K., France, Germany, Australia, and Brazil) and export to over 130 other countries.  In 2018, we benefited from our expanded global footprint and expect to continue to focus on selectively expanding our global business.  If we are unable to expand our business internationally at the rate that we expect, we may not realize the operational benefits that we anticipate.

Although we believe ongoing international expansion represents a significant opportunity to grow our business, our increasing activity in global markets exposes us to additional complexity and uncertainty.  Net sales generated outside of the U.S. are exposed to foreign currency exchange rate fluctuations as well as political uncertainty which could impact future operating results.  Moreover, the current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty regarding the global economy. The impact of U.S. tariffs, primarily on WATERPIK products, was a component of increased cost of sale during the year ended December 31, 2018. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we manufacture or sell large quantities of products and services could negatively impact our business, results of operations and financial condition.

We also continue to focus on controlling our costs.  Historically, we have been able to mitigate the effects of cost increases primarily by implementing cost reduction programs and, to a lesser extent, by passing along some of these cost increases to customers.  We have also entered into set pricing and pre-buying arrangements with certain suppliers and hedge agreements for diesel fuel. To combat higher input costs and tariffs, in 2018, we announced price increases on approximately 30% of our portfolio. Should additional price increases be warranted, we cannot be certain they will be accepted by our customers. Additionally, maintaining tight controls on overhead costs has been a hallmark of ours and has enabled us to effectively navigate recent challenging economic conditions.

The identification and integration of strategic acquisitions are an important component of our overall strategy and product category diversification.  Acquisitions have added significantly to our sales and profits and product category diversification over the last decade.  This is recently evidenced by our 2015 acquisition of certain assets of Varied Industries Corporation (the “VI-COR Acquisition”), 2016 acquisitions of Spencer Forrest, Inc., the maker of TOPPIK (the “TOPPIK Acquisition”), and the ANUSOL and RECTINOL businesses from Johnson & Johnson (the “ANUSOL Acquisition”) and 2017 acquisitions of VIVISCAL from Lifes2Good Holdings Limited (the “Viviscal Acquisition”), Agro BioSciences, Inc. (the “Agro Acquisition”), WATERPIK from Pik Holdings, Inc. (the “Waterpik Acquisition”), and 2018 acquisition of Passport Food Safety Solutions, Inc. (the “Passport Acquisition”).   However, the failure to effectively integrate any acquisition or achieve expected synergies may cause us to incur material asset write-downs.  We actively seek acquisitions that fit our guidelines, and our strong financial position provides us with

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

flexibility to take advantage of acquisition opportunities.  In addition, our ability to quickly integrate acquisitions and leverage existing infrastructure has enabled us to establish a strong track record in making accretive acquisitions.  Since 2001, we have acquired 10 of our 11 “power brands”.

We believe we are positioned to meet the ongoing challenges described above due to our strong financial condition, experience operating in challenging environments and continued focus on key strategic initiatives: maintaining competitive marketing and trade spending, managing our cost structure, continuing to develop and launch new and differentiated products, and pursuing strategic acquisitions.  This focus, together with the strength of our portfolio of premium and value brands, has enabled us to succeed in a range of economic environments, and is expected to position us to continue to increase stockholder value over the long-term.  Moreover, the generation of a significant amount of cash from operations, as a result of net income and effective working capital management, combined with an investment grade credit rating provides us with the financial flexibility to pursue acquisitions, drive new product development, make capital expenditures to support organic growth and gross margin improvements, return cash to stockholders through dividends and  share buy backs, and reduce outstanding debt, positioning us to continue to create stockholder value.

For information regarding risks and uncertainties that could materially adversely affect our business, results of operations and financial condition, see “Risk Factors” in Item 1A of this Annual Report.

Recent Developments

Accelerated Share Repurchase Program

In December of 2017, we entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase $200.0 of our Common Stock.  In the first quarter of 2018, we settled the ASR contract and purchased approximately 4.1 million shares of Common Stock for $200.0, of which approximately $110.0 was purchased under the evergreen share repurchase program and $90.0 was purchased under the 2017 Share Repurchase Program.  As a result of our purchases, there remained $310.0 of share repurchase availability under the 2017 Share Repurchase Program as of December 31, 2018.

In connection with the evergreen repurchase program, in January 2019, we executed open market purchases of $100.0 of our Common Stock.

Passport Acquisition

On March 8, 2018, we purchased Passport Food Safety Solutions, Inc. (“Passport”).  Passport sells products for pre-and post-harvest treatment of poultry, swine, and beef.  The total purchase price was approximately $50.0, which is subject to an additional payment of up to $25.0 based on sales performance through 2020.  Passport’s annual sales were approximately $21.0 in 2017.  The Passport Acquisition was funded with short-term borrowings and is managed in the SPD segment.

Dividend Increase

On February 5, 2019, the Board declared a 5% increase in the regular quarterly dividend from $0.2175 to $0.2275 per share, equivalent to an annual dividend of $0.91 per share payable to stockholders of record as of February 15, 2019.  The increase raises the annual dividend payout from $213.3 to approximately $222.0.

On February 5, 2018, the Board of Directors declared a 14% increase in the regular quarterly dividend from $0.19 to $0.2175 per share, equivalent to an annual dividend of $0.87 per share payable to stockholders of record as of February 15, 2018.  The increase raised the annual dividend payout from approximately $190 to $213.3.

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

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of our revenue represents sales of finished goods inventory and is recognized when received or picked up by our customers.  The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers).  All such costs are netted against sales.  Slotting costs are recorded when the product is delivered to the customer.  Cooperative advertising costs are recorded when the customer places the advertisement for our products.  Discounts relating to price reduction arrangements and coupons are recorded when the related sale takes place.  Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold.  We rely on historical experience and forecasted data to determine the required reserves.  For example, we use historical experience to project coupon redemption rates to determine reserve requirements.  Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, a difference of approximately $3.1 in the reserve required for coupons would result.  With regard to other promotional reserves and sales returns, we use experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required.  If our estimates for promotional activities and sales returns reserves were to change by 10% the impact to promotional spending and sales return accruals would be approximately $6.4.  While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations.  Reserve adjustments made in 2018, 2017 and 2016 are immaterial relative to the amount of trade promotion expense incurred annually by us.

Impairment of goodwill, trade names and other intangible assets

Carrying values of goodwill and indefinite-lived tradenames are reviewed periodically for possible impairment.  Finite intangible assets are assessed when there are business triggering events.  Our impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate.  Management uses estimates based on expected trends in making these assumptions.  With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit.  For trade names and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Judgment is required in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.  The result of our annual goodwill impairment test determined that the estimated fair value substantially exceeded the carrying values of all reporting units.  In addition, there were no goodwill impairment charges for each of the years in the three-year period ended December 31, 2018.

Fair value for indefinite lived intangible assets was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  We determined that the fair value of all other intangible assets for each of the years in the three-year period ended December 31, 2018 exceeded their respective carrying values based upon the forecasted cash flows and profitability. In 2017 there was a personal care trade name that, based on recent performance, had experienced sales and profit declines that had eroded a significant portion of the excess between fair and carrying value, which could potentially result in an impairment of the asset.  In 2017, this excess had been reduced due in large part to an increased competitive market environment therefore resulting in reduced cash flow projections. The performance of the tradename improved in 2018, thereby increasing the excess between fair value and carrying value.  This indefinite-lived intangible asset could still be susceptible to impairment risk. While management can and has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of this asset.

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

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2018.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment.  The discussion of our consolidated results of operations and segment operating results is presented on a historical basis for the years ended December 31, 2018, 2017, and 2016.  The segment discussion also addresses certain product line information.  Our operating units are consistent with our reportable segments.

Consolidated results

2018 compared to 2017

	Twelve Months Ended	Change vs.	Twelve Months Ended
	December 31, 2018	Prior Year	December 31, 2017
Net Sales	$4,145.9	9.8%	$3,776.2
Gross Profit	$1,840.8	6.4%	$1,729.6
Gross Margin	44.4%	-140 basis points	45.8%
Marketing Expenses	$483.2	6.4%	$454.2
Percent of Net Sales	11.7%	-30 basis points	12.0%
Selling, General & Administrative Expenses	$565.9	4.3%	$542.7
Percent of Net Sales	13.6%	-80 basis points	14.4%
Income from Operations	$791.7	8.1%	$732.7
Operating Margin	19.1%	-30 basis points	19.4%
Net income per share - Diluted	$2.27	-21.7%	$2.90

Net Sales

Net sales for the year ended December 31, 2018 were $4,145.9, an increase of $369.7, or 9.8% compared to 2017 net sales.  The components of the net sales increase are as follows:

Net Sales - Consolidated	December 31, 2018
Product volumes sold	3.7%
Pricing/Product mix	0.6%
Foreign exchange rate fluctuations / Other	0.1%
Volume from acquired product lines (net of divestiture) (1)	5.4%
Net Sales increase	9.8%
(1)

On March 8, 2018, we completed the Passport Acquisition.  On January 17, 2017, we completed the Viviscal Acquisition. On May 1, 2017, we completed the Agro Acquisition.  On August 7, 2017, we completed the Waterpik Acquisition.  Net sales of these acquisitions are included in our results since the dates of acquisition.  In March 2017, we sold our chemical business in Brazil.

The volume change primarily reflects increased product sales in both the Consumer Domestic and Consumer International segments, with volume declines in Specialty Products. All three segments experienced favorable price/product mix.

Our gross profit for 2018 was $1,840.8, a $111.2 increase compared to 2017.  Gross margin was 44.4% in 2018 compared to 45.8% in 2017, a 140 basis points (“bps”) decrease.  The decrease is due to the impact of higher commodity costs and transportation costs of 170 bps and higher manufacturing costs of 80 bps, partially offset by productivity programs of 80 bps, favorable volume price/product mix of 20 bps, and the impact of favorable foreign exchange rates of 10 bps.

Operating Costs

Marketing expenses for 2018 were $483.2, an increase of $29.0 compared to 2017.  Acquired businesses contributed modestly to the increase.  Marketing expenses as a percentage of net sales decreased 30 bps to 11.7% in 2018 as compared to 2017 due to 100 bps of leverage on higher net sales partially offset by 70 bps on higher expenses.

Selling, general and administrative expenses (“SG&A”) expenses for 2018 were $565.9, an increase of $23.2 or 4.3% compared to 2017.  The prior year includes the $39.2 international pension settlement charge.  The increase is primarily due to transition and ongoing acquisition-related costs, higher compensation, information system (in part in support of new technologies and security

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

upgrades) and R&D costs.  SG&A as a percentage of net sales decreased 80 bps to 13.6% in 2018 compared to 14.4% in 2017.  The decrease is due to 130 bps of leverage associated with higher sales, partially offset by higher costs of 50 bps. The comparison is helped by approximately 100 bps associated with the 2017 pension settlement charge.

Other Income and Expenses

Equity in earnings of affiliates decreased by $1.6 in 2018 as compared to 2017.  The decrease in earnings during 2018 was due primarily to lower DCAD sales.

Other expense increased by $3.6 in 2018 as compared to 2017 primarily due to the effect of changes in foreign exchange rates.

Interest expense in 2018 was $79.4, an increase of $26.8 compared to 2017 primarily due to a higher amount of average debt outstanding associated with the $1,425.0 aggregate principal amount of Senior Notes issued on July 25, 2017.

Taxation

The 2018 tax rate was 21.0% compared to -7.3% in 2017.  The 2017 tax rate was positively impacted by 39.4% as a result of the Tax Act, which lowered the U.S. corporate income tax rate to 21% starting in 2018 and resulted in a negative tax rate for 2017.

2017 compared to 2016

Net Sales

Net sales for the year ended December 31, 2017 were $3,776.2, an increase of $283.1, or 8.1% compared to 2016 net sales.  The components of the net sales increase are as follows:

Net Sales - Consolidated	December 31, 2017
Product volumes sold	5.0%
Pricing/Product mix	(2.3%)
Volume from acquired product lines (1)	5.4%
Net Sales increase	8.1%
(1)

On January 17, 2017, we completed the Viviscal Acquisition, on May 1, 2017, we completed the Agro Acquisition and on August 7, 2017, we completed the Waterpik Acquisition.  Net sales of these acquisitions are included in our results since the dates of acquisition.  In March 2017, we sold our chemical business in Brazil.

All three segments reported volume increases. Both Consumer Domestic and Consumer International experienced unfavorable price/product mix.

Our gross profit for 2017 was $1,729.6, a $139.0 increase compared to 2016.  Gross margin was 45.8% in 2017 compared to 45.5% in 2016, a 30 bps increase.  The increase was due to the impact of higher margins on acquired businesses representing 80 bps, favorable volume of 70 bps, and lower manufacturing costs of 40 bps, partially offset by unfavorable price/product mix of 140 bps (primarily due to higher promotion and coupon costs), higher commodity costs of 30 bps, and the impact of unfavorable foreign exchange rates of 10 bps.  Gross margin in 2016 included a plant impairment charge of 20 bps at an international subsidiary.

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

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

SG&A expenses for 2017 were $542.7, an increase of $103.5 or 23.6% compared to 2016.  The increase was primarily due to the $39.2 international pension settlement charge, transition and ongoing acquisition-related costs, higher information system and legal costs and costs associated with selling the chemical business in Brazil.  SG&A as a percentage of net sales increased 180 bps to 14.4% in 2017 compared to 12.6% in 2016.  The increase was due to higher costs of 280 bps, partially offset by 100 bps of leverage associated with higher sales. The pension charge contributed 110 bps to the increase.

Other Income and Expenses

Equity in earnings of affiliates increased by $1.6 in 2017 as compared to 2016.  The increase in earnings during 2017 was due primarily to profit improvement from Armand Products due to lower raw material costs.

Interest expense in 2017 was $52.6, an increase of $24.9 compared to 2016 due to a higher amount of average debt outstanding associated with the $1,425.0 aggregate principal amount of Senior Notes issued on July 25, 2017.

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

Segment results for 2018, 2017 and 2016

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

The Corporate segment income consists of equity in earnings of affiliates.  As of December 31, 2018, we held 50% ownership interests in each of Armand and ArmaKleen, respectively.  Our equity in earnings of Armand and ArmaKleen for the year ended December 31, 2018, 2017 and 2016 are included in the Corporate segment.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for each of the three years ended December 31, 2018, 2017 and 2016 were as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
2018	$3,129.9	$709.5	$306.5	$0.0	$4,145.9
2017	2,854.9	621.1	300.2	0.0	3,776.2
2016	2,677.8	525.2	290.1	0.0	3,493.1
Income before Income Taxes(2)
2018	$577.2	$81.5	$51.6	$9.2	$719.5
2017	606.4	32.0	43.5	10.8	692.7
2016	590.6	66.3	39.8	9.2	705.9
(1)	Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $5.7, $4.5 and $3.4 for the years ended December 31, 2018, 2017 and 2016, respectively.
(2)

In determining Income before Income Taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative Income from Operations.

(3)	Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen in 2018, 2017 and 2016.

Product line revenues for external customers for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Household Products	$1,725.5	$1,640.0	$1,593.4
Personal Care Products	1,404.4	1,214.9	1,084.4
Total Consumer Domestic	3,129.9	2,854.9	2,677.8
Total Consumer International	709.5	621.1	525.2
Total SPD	306.5	300.2	290.1
Total Consolidated Net Sales	$4,145.9	$3,776.2	$3,493.1

Household Products include deodorizing, cleaning and laundry products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Consumer Domestic

2018 compared to 2017

Consumer Domestic net sales in 2018 were $3,129.9, an increase of $275.0 or 9.6% compared to net sales of $2,854.9 in 2017.  The components of the net sales change are the following:

Net Sales - Consumer Domestic	December 31, 2018
Product volumes sold	4.0%
Pricing/Product mix	0.3%
Volume from acquired product lines (1)	5.3%
Net Sales increase	9.6%
(1)	Includes net sales of the brands acquired in the Viviscal Acquisition and the Waterpik Acquisition since the date of acquisition.

The increase in net sales for 2018 reflects the impact of acquisitions and higher sales of ARM & HAMMER liquid and unit dose detergents, ARM & HAMMER cat litter, BATISTE dry shampoo, OXICLEAN stain fighters and gummy vitamins, partially offset by lower sales of KABOOM cleaning products.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

There continues to be significant product competition in the gummy vitamin category.  The category has grown from eight competitors to 30 in the last five years.  We continue to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending.  However, there is no assurance this category will not decline in the future and that we will be able to offset any such decline.

Consumer Domestic income before income taxes for 2018 was $577.2, a $29.2 decrease as compared to 2017.  The decrease is due primarily to the impact of higher SG&A costs of $56.1, unfavorable commodity and manufacturing costs of $49.6, higher interest and other expenses of $22.5, higher marketing expenses of $19.3 and unfavorable price/product mix of $11.8, partially offset by higher sales volumes of $130.3.

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

There was significant product and price competition in the premium and deep value laundry detergent categories and more recently, product competition in the gummy vitamin category.   For example, in the laundry detergent category, P&G and Henkel, the two largest laundry detergent companies in the U.S., were engaged in aggressive pricing promotions, and retailers were de-emphasizing the deep value tier of laundry detergents, which is where XTRA competes.  In addition, the gummy vitamin category has grown from eight competitors to 30 in the last five years.  We continue to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending.  However, there is no assurance that the categories will not decline in the future and that we will be able to offset any such decline.

Consumer Domestic income before income taxes for 2017 was $606.4, a $15.8 increase as compared to 2016.  The increase was due primarily to the impact of higher sales volumes of $146.5 and favorable commodity and manufacturing costs of $15.1, partially offset by unfavorable price/product mix of $90.5, higher marketing expenses of $18.9, higher interest expense of $20.7, and higher SG&A costs of $15.8.

Consumer International

2018 compared to 2017

Consumer International net sales in 2018 were $709.5, an increase of $88.4 or 14.2% as compared to 2017.  The components of the net sales change are the following:

Net Sales - Consumer International	December 31, 2018
Product volumes sold	6.9%
Pricing/Product mix	0.9%
Foreign exchange rate fluctuations	0.5%
Volume from acquired product lines (1)	5.9%
Net Sales increase	14.2%
(1)	Includes net sales of the brands acquired in the Viviscal Acquisition and the Waterpik Acquisition since the dates of acquisition.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Excluding the impact of foreign exchange rates, higher sales for the year occurred in exports, Europe, Canada, Mexico and Australia. The addition of the acquired businesses contributed significantly to the sales growth.  Of the existing brands, the net sales increase is due primarily to OXICLEAN, BATISTE, L’IL CRITTERS & VITAFUSION and NAIR in the export business, ARM & HAMMER clumping cat litter and BATISTE in Canada, OXICLEAN, ARM & HAMMER liquid laundry detergent and ARM & HAMMER dental care in Mexico and Waterpik in several countries.

Consumer International income before income taxes was $81.5 in 2018, an increase of $49.5 compared to 2017 due primarily to lower costs as a result of the 2017 pension settlement of $39.2, higher sales volumes of $42.2, favorable foreign exchange rates of $3.8, and favorable price/product mix of $0.7, partially offset by higher other SG&A costs of $12.2, higher marketing costs of $9.4, unfavorable manufacturing and commodity costs of $9.6, and higher interest and other expenses of $5.2.

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

Excluding the impact of foreign exchange rates, higher sales for the year occurred in exports, Canada, Australia, Europe and Mexico. The addition of the acquired businesses contributed significantly to the sales growth.  Of the existing brands, BATISTE, STERIMAR, FEMFRESH, OXICLEAN and ARM & HAMMER cat litter brands had strong sales growth.

Consumer International income before income taxes was $32.0 in 2017, a decrease of $34.3 compared to 2016 due primarily to the pension settlement charge of $39.2, higher SG&A costs of $29.7, higher marketing costs of $7.4, unfavorable manufacturing and commodity costs of $6.9, unfavorable foreign exchange rates of $4.0, and unfavorable price/product mix of $2.3, partially offset by higher sales volumes of $57.9.

Specialty Products

2018 compared to 2017

SPD net sales were $306.5 for 2018, an increase of $6.3, or 2.1% compared to 2017.  The components of the net sales change are the following:

Net Sales - SPD	December 31, 2018
Product volumes sold	(6.4%)
Pricing/Product mix	3.0%
Volume from acquired product lines (net of divestiture) (1)	5.5%
Net Sales increase	2.1%
(1)	Includes net sales of Passport and Agro BioSciences, Inc. since the dates of acquisition, partially offset by the sale of our Brazilian chemical business.

Excluding the impact of the acquisitions and divestiture, the net sales decrease in 2018 was driven primarily by lower volumes in the animal productivity business, partially offset by higher broad-based pricing.  Although demand for our products continues to grow in the poultry industry, demand in the dairy industry continues to be significantly reduced due to low milk prices.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

SPD income before income taxes was $51.6 in 2018, an increase of $8.1 compared to 2017.  The increase in income before income taxes for 2018 is due primarily to favorable price/product mix of $9.1, lower costs associated with selling the Brazilian chemical business of $3.5, higher sales volume of $3.3, and lower manufacturing costs of $2.6, partially offset by higher SG&A costs of $7.4 and higher interest and other expenses of $2.7.

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

Excluding the impact of the acquisitions and divestiture, the net sales increase in 2017 was driven primarily by improved price and volumes in the animal productivity business where U.S. dairy farm profitability throughout 2017 was higher than the prior year.

SPD income before income taxes was $43.5 in 2017, an increase of $3.7 compared to 2016.  The increase in income before income taxes for 2017 was due primarily to higher sales volume of $13.0, favorable price/product mix of $7.0, lower costs associated with selling the Brazilian chemical business of $4.9, and lower costs associated with the Natronx joint venture of $1.7, partially offset by higher SG&A costs of $14.0 and higher manufacturing costs of $7.4.

Corporate

The Corporate segment reflects the reclassification of administrative costs of the production, planning and logistics functions which are included in SG&A expenses in the operating segments but are elements of cost of sales in our Consolidated Statements of Income.  Such amounts were $44.0, $32.8 and $36.6 for 2018, 2017 and 2016, respectively.

Also included in corporate segment are the equity in earnings of affiliates from Armand and ArmaKleen.

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

As of December 31, 2018, we had $316.7 in cash and cash equivalents, and approximately $997.0 available through the revolving facility under our Credit Agreement and our commercial paper program.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

As a result of the Tax Act, we repatriated excess cash held at our foreign subsidiaries in 2018. We repatriated approximately $150.0 of the $194.0 that was held outside the U.S as of December 31, 2017.  For 2019, we estimate that we will repatriate approximately $35.0 of the $68.0 held outside the U.S as of December 31, 2018.

We financed the Waterpik Acquisition with a portion of the proceeds from an underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017, consisting of $300.0 aggregate principal amount of Floating Rate Senior Notes due 2019, $300.0 aggregate principal amount of 2.45% Senior Notes due 2022, $425.0 aggregate principal amount of

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

3.15% Senior Notes due 2027 and $400.0 aggregate principal amount of 3.95% Senior Notes due 2047 (collectively, the “Senior Notes”). The Floating Rate Senior Notes, which matured and were repaid in full with cash on hand and commercial paper on January 25, 2019, bore interest at a rate, reset quarterly, equal to three-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus 0.15%.

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

The current economic environment presents risks that could have adverse consequences for our liquidity.  See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of this Annual Report.  We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement because we currently are, and anticipate that we will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

On February 5, 2019, the Board declared a 5% increase in the regular quarterly dividend from $0.2175 to $0.2275 per share, equivalent to an annual dividend of $0.91 per share payable to stockholders of record as of February 15, 2019.  The increase raises the annual dividend payout from $213.3 to approximately $222.0.

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

In December of 2017, we entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase $200.0 of Common Stock.  In the first quarter of 2018, we settled the ASR contract and purchased approximately 4.1 million shares of Common Stock for $200.0, of which approximately $110.0 was purchased under the evergreen share repurchase program and $90.0 was purchased under the 2017 Share Repurchase Program.  As a result of our purchases, there remained $310.0 of share repurchase availability under the 2017 Share Repurchase Program as of December 31, 2018.

In connection with the evergreen repurchase program, in January 2019, we executed open market purchases of $100.0 of our Common Stock.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to meet our capital expenditure program costs, which are expected to be approximately $85.0 in 2018, fund our share repurchase programs to the extent implemented by management, pay the upcoming maturing notes and pay dividends at the latest approved rate.  Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.  We did not have any mandatory fixed rate debt principal payments in 2018.  We paid the $300.0 Floating Rate Senior Notes that matured on January 25, 2019 with cash on hand and commercial paper. The $300.0 Senior Notes (2.45%) will mature on December 15, 2019 and will be repaid with cash on hand plus if necessary, available borrowings.

Cash Flow Analysis

	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Net cash provided by operating activities	$763.6	$681.5	$655.3
Net cash used in investing activities	$(112.1)	$(1,303.4)	$(354.6)
Net cash (used in) provided by financing activities	$(609.0)	$698.9	$(439.6)

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

2018 compared to 2017

Net Cash Provided by Operating Activities – Our primary source of liquidity is our cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  Our net cash provided by operating activities in 2018 increased by $82.1 to $763.6 as compared to $681.5 in 2017 due to higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges) and lower working capital.  The change in working capital is primarily due to an increase in accounts payable and accrued expenses and lower other current assets partially offset by higher inventories.  We measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended December 31, 2018 and 2017:

	As of
	December 31, 2018	December 31, 2017	Change
Days of sales outstanding in accounts receivable ("DSO")	30	31	(1)
Days of inventory outstanding ("DIO")	58	52	6
Days of accounts payable outstanding ("DPO")	66	65	(1)
Cash conversion cycle	22	18	4

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) at December 31, 2018, which is calculated using a two period average method, increased 4 days from the prior year amount of 18 days to 22 days at December 31, 2018 due primarily to an increase in DIO of six days. DPO increased one day from 65 to 66 days, and DSO decreased one day from 31 to 30 days.  The increase in the cash conversion cycle is primarily due a certain recent acquisition, which currently requires a higher level of working capital. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during 2018 was $112.1, principally reflecting $60.4 for property, plant and equipment expenditures and $49.8 for the Passport Acquisition.

Net Cash (Used in) Provided by Financing Activities – Net cash used in financing activities during 2018 was $609.0, primarily reflecting $200.0 of repurchases of our Common Stock, $213.3 of cash dividend payments, and $268.8 of debt payments, partially offset by $76.6 of proceeds from stock option exercises.

2017 compared to 2016

Net Cash Provided by Operating Activities – Our primary source of liquidity is our cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  Our net cash provided by operating activities in 2017 increased by $26.2 to $681.5 as compared to $655.3 in 2016 due to higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, non-cash compensation and asset impairment charges) partially offset by slightly higher working capital.  The change in working capital is primarily due to an increase in inventories and a smaller increase in accounts payable and accrued expenses.

Net Cash Used in Investing Activities – Net cash used in investing activities during 2017 was $1,303.4, principally reflecting $1,260.0 for acquisitions and $45.0 for property, plant and equipment expenditures.

Net Cash Provided by (Used in) Financing Activities – Net cash provided by financing activities during 2017 was $698.9, primarily reflecting $1,621.3 of long-term debt borrowings and $42.1 of proceeds from stock option exercises, partially offset by $400.0 of repurchases of our Common Stock, $200.0 of long-term debt repayments, $190.4 of cash dividend payments, $151.3 of net commercial paper repayments, $17.8 of financing costs and $4.5 of short-term debt repayments at an international subsidiary.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Commitments as of December 31, 2018

The table below summarizes our material contractual obligations and commitments as of December 31, 2018.

	Payments Due by Period
			2020 to	2022 to	After
	Total	2019	2021	2023	2023
Short & Long-Term Debt
Floating Rate Senior Notes due 2019(1)	$300.0	$300.0	$0.0	$0.0	$0.0
2.45% Senior Notes due 2019	300.0	300.0	0.0	0.0	0.0
2.45% Senior Notes due 2022	300.0	0.0	0.0	300.0	0.0
2.875% Senior Notes due 2022	400.0	0.0	0.0	400.0	0.0
3.15% Senior Notes due 2027	425.0	0.0	0.0	0.0	425.0
3.95% Senior Notes due 2047	400.0	0.0	0.0	0.0	400.0
Debt obligations of foreign subsidiaries	1.8	1.8	0.0	0.0	0.0
	2,126.8	601.8	0.0	700.0	825.0
Interest on Fixed Rate Debt(2)	643.0	55.1	96.0	71.3	420.6
Lease Obligations	157.8	24.7	38.3	29.0	65.8
Other Long-Term Liabilities
Letters of Credit(3)	3.3	3.3	0.0	0.0	0.0
Purchase Obligations(4)	249.5	180.2	60.5	7.6	1.2
Other(5)	13.0	5.5	1.0	1.0	5.5
Total	$3,193.4	$870.6	$195.8	$808.9	$1,318.1

(1)	The Floating Rate Senior Notes matured and were repaid in full with cash on hand and commercial paper on January 25, 2019.
(2)	Represents interest on our 2.45% Senior Notes due in 2019 and 2022, 2.875% Senior Notes due in 2022, 3.15% Senior Notes due 2027 and 3.95% Senior Notes due 2047.
(3)	Letters of credit with several banks guarantee payment for items such as insurance claims in the event of our insolvency.
(4)

We have outstanding purchase obligations with suppliers at the end of 2018 for raw, packaging and other materials and services in the normal course of business.  These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding, and do not represent total anticipated purchases.

(5)	Other includes payments for stadium naming rights for a period of 20 years until December 2032.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing or unconsolidated special purpose entities.

OTHER ITEMS

Market risk

Concentration of Risk

A group of three customers accounted for approximately 36%, 36% and 35% of consolidated net sales in 2018, 2017 and 2016, respectively, of which a single customer, Walmart, accounted for approximately 23%, 24% and 24% in 2018, 2017 and 2016, respectively.

Interest Rate Risk

We had outstanding total debt at December 31, 2018, of $2,107.1, net of debt issuance costs, of which 86% has a fixed weighted average interest rate of 3.0% and the remaining 14% was constituted primarily of the Floating Rate Senior Notes that matured and were repaid in full on January 25, 2019 with a current rate of approximately 2.64%.  In December 2014, we entered into interest rate swap agreements on an aggregate notional amount of $300.0 to convert the fixed interest rate on the Notes due December 15, 2019 to a floating rate of three-month LIBOR plus a fixed spread of 0.756%.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Other Market Risks

We are also subject to market risks relating to our diesel and other commodity costs, fluctuations in foreign currency exchange rates, and changes in the market price of the Common Stock.  Refer to Note 3 to the Consolidated Financial Statements for a discussion of these market risks and the derivatives used to manage the risks associated with changing diesel fuel and other commodity prices, foreign exchange rates and the price of our Common Stock.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section.   Refer to page 43 of this Annual Report.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that as of December 31, 2018, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting.  Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedule appear on pages 46 and 47 of this Annual Report on Form 10-K.

/s/ Matthew T. Farrell	/s/ Richard A. Dierker
Matthew T. Farrell	Richard A. Dierker
President and Chief Executive Officer	Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)
February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Church & Dwight Co., Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 21, 2019

We have served as the Company's auditor since 1968.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Church & Dwight Co., Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

February 21, 2019

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net Sales	$4,145.9	$3,776.2	$3,493.1
Cost of sales	2,305.1	2,046.6	1,902.5
Gross Profit	1,840.8	1,729.6	1,590.6
Marketing expenses	483.2	454.2	427.2
Selling, general and administrative expenses	565.9	542.7	439.2
Income from Operations	791.7	732.7	724.2
Equity in earnings of affiliates	9.2	10.8	9.2
Investment earnings	1.9	2.1	1.7
Other income (expense), net	(3.9)	(0.3)	(1.5)
Interest expense	(79.4)	(52.6)	(27.7)
Income before Income Taxes	719.5	692.7	705.9
Income taxes	150.9	(50.7)	246.9
Net Income	$568.6	$743.4	$459.0

Weighted average shares outstanding - Basic	245.5	250.6	257.6
Weighted average shares outstanding - Diluted	250.7	256.1	262.1
Net income per share - Basic	$2.32	$2.97	$1.78
Net income per share - Diluted	$2.27	$2.90	$1.75
Cash dividends per share	$0.87	$0.76	$0.71

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2018	2017	2016
Net Income	$568.6	$743.4	$459.0
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(10.6)	18.4	(11.5)
Defined benefit plan adjustments gain (loss)	1.4	12.6	(1.7)
Income (loss) from derivative agreements	(7.4)	(3.6)	(4.7)
Other comprehensive (loss) income	(16.6)	27.4	(17.9)
Comprehensive income	$552.0	$770.8	$441.1

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$316.7	$278.9
Accounts receivable, less allowances of $3.1 and $2.9	345.3	345.9
Inventories	382.8	330.7
Other current assets	33.4	44.7
Total Current Assets	1,078.2	1,000.2

Property, Plant and Equipment, Net	598.2	607.7
Equity Investment in Affiliates	8.5	9.3
Trade Names and Other Intangibles, Net	2,274.0	2,320.5
Goodwill	1,992.9	1,958.9
Other Assets	117.4	118.2
Total Assets	$6,069.2	$6,014.8

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$1.8	$270.9
Current portion of long-term debt	596.5	0.0
Accounts payable and accrued expenses	725.1	659.1
Income taxes payable	2.9	5.0
Total Current Liabilities	1,326.3	935.0

Long-term Debt	1,508.8	2,103.4
Deferred Income Taxes	576.4	561.2
Deferred and Other Long-term Liabilities	203.9	197.2
Total Liabilities	3,615.4	3,796.8

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares; 292,855,100 shares issued as of December 31, 2018 and 2017	292.8	292.8
Additional paid-in capital	280.8	264.6
Retained earnings	3,832.6	3,479.0
Accumulated other comprehensive loss	(53.6)	(36.4)
Common stock in treasury, at cost: 45,969,515 shares as of December 31, 2018 and 45,225,202 shares as of December 31, 2017	(1,898.8)	(1,782.0)
Total Stockholders' Equity	2,453.8	2,218.0
Total Liabilities and Stockholders’ Equity	$6,069.2	$6,014.8

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flow From Operating Activities
Net Income	$568.6	$743.4	$459.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	64.4	60.9	59.7
Amortization expense	76.7	64.5	47.9
Deferred income taxes	11.1	(237.6)	24.9
Equity in net earnings of affiliates	(9.2)	(10.8)	(9.2)
Distributions from unconsolidated affiliates	10.1	10.1	9.0
Non-cash compensation expense	23.3	18.1	16.0
Non-cash pension settlement charge	0.0	31.7	0.0
Asset impairment charge and other asset write-offs	3.6	2.1	5.6
Other	1.0	(1.7)	(1.8)
Change in assets and liabilities:
Accounts receivable	(3.4)	(9.7)	(12.7)
Inventories	(55.1)	(25.2)	19.2
Other current assets	18.9	10.2	2.1
Accounts payable and accrued expenses	54.9	30.3	50.5
Income taxes payable	(6.1)	(11.2)	32.8
Excess tax benefit on stock options exercised	0.0	0.0	(30.0)
Other operating assets and liabilities, net	4.8	6.4	(17.7)
Net Cash Provided By Operating Activities	763.6	681.5	655.3
Cash Flow From Investing Activities
Additions to property, plant and equipment	(60.4)	(45.0)	(49.8)
Acquisitions	(49.8)	(1,260.0)	(305.3)
Other	(1.9)	1.6	0.5
Net Cash Used In Investing Activities	(112.1)	(1,303.4)	(354.6)
Cash Flow From Financing Activities
Long-term debt borrowings	0.0	1,621.3	0.0
Long-term debt (repayments)	0.0	(200.0)	0.0
Short-term debt (repayments), net of borrowings	(268.8)	(155.8)	68.9
Proceeds from stock options exercised	76.6	42.1	50.5
Excess tax benefit on stock options exercised	0.0	0.0	30.0
Payment of cash dividends	(213.3)	(190.4)	(183.0)
Purchase of treasury stock	(200.0)	(400.0)	(400.0)
Deferred financing and other	(3.5)	(18.3)	(6.0)
Net Cash (Used In) Provided By Financing Activities	(609.0)	698.9	(439.6)
Effect of exchange rate changes on cash and cash equivalents	(4.7)	14.1	(3.3)
Net Change In Cash and Cash Equivalents	37.8	91.1	(142.2)
Cash and Cash Equivalents at Beginning of Period	278.9	187.8	330.0
Cash and Cash Equivalents at End of Period	$316.7	$278.9	$187.8

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash paid during the year for:
Interest (net of amounts capitalized)	$74.9	$33.3	$25.6
Income taxes	$116.8	$198.1	$188.4
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$6.9	$7.7	$3.4

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity
December 31, 2015	292.8	(32.8)	$292.8	$230.0	$2,650.0	$(45.9)	$(1,103.7)	$2,023.2
Net income	0.0	0.0	0.0	0.0	459.0	0.0	0.0	459.0
Other comprehensive (loss) income	0.0	0.0	0.0	0.0	0	(17.9)	0.0	(17.9)
Cash dividends	0.0	0.0	0.0	0.0	(183.0)	0.0	0.0	(183.0)
Stock purchases	0.0	(9.0)	0.0	0.0	0.0	0.0	(400.0)	(400.0)
Stock based compensation expense and stock option plan transactions	0.0	2.9	0.0	21.4	0.0	0.0	75.2	96.6
December 31, 2016	292.8	(38.9)	$292.8	$251.4	$2,926.0	$(63.8)	$(1,428.5)	$1,977.9
Net income	0.0	0.0	0.0	0.0	743.4	0.0	0.0	743.4
Other comprehensive (loss) income	0.0	0.0	0.0	0.0	0.0	27.4	0.0	27.4
Cash dividends	0.0	0.0	0.0	0.0	(190.4)	0.0	0.0	(190.4)
Stock purchases	0.0	(8.2)	0.0	0.0	0.0	0.0	(400.0)	(400.0)
Stock based compensation expense and stock option plan transactions	0.0	1.9	0.0	13.2	0.0	0.0	46.5	59.7
December 31, 2017	292.8	(45.2)	$292.8	$264.6	$3,479.0	$(36.4)	$(1,782.0)	$2,218.0
Adoption of new accounting pronouncements (Note 1)	0.0	0.0	0.0	0.0	(1.7)	(0.6)	0.0	(2.3)
Net income	0.0	0.0	0.0	0.0	568.6	0.0	0.0	568.6
Other comprehensive (loss) income	0.0	0.0	0.0	0.0	0.0	(16.6)	0.0	(16.6)
Cash dividends	0.0	0.0	0.0	0.0	(213.3)	0.0	0.0	(213.3)
Stock purchases	0.0	(4.1)	0.0	0.0	0.0	0.0	(200.0)	(200.0)
Stock based compensation expense and stock option plan transactions	0.0	3.3	0.0	16.2	0.0	0.0	83.2	99.4
December 31, 2018	292.8	(46.0)	$292.8	$280.8	$3,832.6	$(53.6)	$(1,898.8)	$2,453.8

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

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the U.S. and include the accounts of the Company and its majority‑owned subsidiaries.  For equity investments in which the Company does not control or have the ability to exert significant influence over the investee, which generally is when the Company has less than a 20% ownership interest, the investments are accounted for under the cost method.  In circumstances where the Company has greater than a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee, the investment is accounted for under the equity method.  As a result, the Company accounts for its 50% interest in its Armand Products Company (“Armand”) joint venture and its 50% interest in The ArmaKleen Company (“ArmaKleen”) joint venture under the equity method.   Armand and ArmaKleen are specialty chemical businesses.  The Company’s equity in earnings of Armand and ArmaKleen are included in the Corporate segment, as described in Note 16.

  In March 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that makes modifications to how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the classification of excess tax benefits in the statement of cash flows.  The Company prospectively adopted the standard in the first quarter of 2017.  The adoption resulted in excess tax benefits of $22.1 and $15.1 or approximately $0.08 and $0.05 per share recorded in the provision for income taxes rather than in the Company’s Stockholders’ Equity section of the Balance Sheet for the years ended December 31, 2018 and 2017, respectively.  It also resulted in an increase to both net cash provided by operating activities and net cash provided by financing activities of $22.1 and $15.1 for the twelve months ended December 31, 2018 and 2017, respectively. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share, which did not have a material impact on the Company’s diluted earnings per share for the three and twelve months ended December 31, 2018 and 2017.  The Company has also elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

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

Adoption of the new revenue recognition pronouncement as discussed below did not have a significant impact on the Company’s consolidated financial statements.  The adoption required the Company to recognize certain costs earlier, primarily due to the timing of coupon expense recognition, which was not material.  Refer to the table below on page 58 for a presentation of the impacts of adoption of the guidance on the Company’s January 1, 2018 balance sheet.

a.	Nature of Goods and Services

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

Refer to Note 16 for disaggregated revenue information with respect to each of our segments.

b.	When Performance Obligations are Satisfied

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

c.	Variable Consideration

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

d.	Practical Expedients

The Company expenses incremental direct costs of obtaining a contract (broker commissions) when the related sale takes place. These costs are recorded in SG&A expenses in the accompanying consolidated statements of income.

The Company accounts for shipping and handling costs as fulfillment activities which are therefore recognized upon shipment of the goods.

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

Sales of Accounts Receivable

The Company entered into a factoring agreement with a financial institution to sell certain customer receivables at discounted rates in 2015.  Transactions under this agreement are accounted for as sales of accounts receivable and were removed from the Consolidated Balance Sheet at the time of the sales transaction.  The Company factored an additional $7.5 in 2018, resulting in a total of $112.9 and $105.4 as of December 31, 2018 and 2017, respectively.

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

Inventories

Inventories are valued at the lower of cost or market (net realizable value, which reflects any costs to sell or dispose).    The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value.  The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions.  Estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products.  The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required.  Adjustments to reflect inventory at net realizable value were $17.0 at December 31, 2018, and $12.8 at December 31, 2017.

On April 1, 2018, the Company changed its method of accounting for inventories from last-in-first-out (“LIFO”) to first-in-first-out (“FIFO”) for the approximately 17% of consolidated inventory not previously valued using FIFO. Substantially all of the Company’s SPD segment inventory, as well as domestic inventory sold primarily under the ARM & HAMMER trademark in the Consumer Domestic segment, was previously determined using LIFO. After this change, the value of all of the Company’s inventory was determined by the FIFO method.  The Company believes this change is preferable as the predominant method to value inventory has been FIFO, which will provide a uniform costing method across all inventory. Prior financial statements have not been retroactively adjusted due to immateriality. The cumulative effect of the change in accounting principle of approximately $4.0 pre-tax was recorded as a decrease to cost of goods sold for the quarter ending June 30, 2018.

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

Goodwill and Other Intangible Assets

Carrying values of goodwill and indefinite-lived tradenames are reviewed periodically for possible impairment.  The Company’s impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate.  Management uses estimates based on expected trends in making these assumptions.  With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit.  For trade names and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Judgment is required in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.  Intangible assets with finite lives are amortized over their estimated useful lives, which range from 3-20 years, using the straight-line method, and reviewed for impairment when changes in market circumstances occur.

It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) the businesses or brands do not perform as projected, (ii) overall economic conditions in 2019 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.

Research and Development

The Company incurred research and development expenses in the amount of $89.7, $70.8 and $63.2 in 2018, 2017 and 2016, respectively.  These expenses are included in SG&A expenses and are expensed as incurred.

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

	2018	2017	2016
Weighted average common shares outstanding - basic	245.5	250.6	257.6
Dilutive effect of stock options	5.2	5.5	4.5
Weighted average common shares outstanding - diluted	250.7	256.1	262.1
Antidilutive stock options outstanding	1.9	3.2	1.4

Employee and Director Stock Based Compensation

The fair value of share-based compensation is determined at the grant date and the related expense is recognized over the required employee service period in which the share-based compensation vests.  The following table presents the pre-tax expense associated with the fair value of unvested stock options and restricted stock awards included in SG&A expenses and in cost of sales:

	For the Year Ended December 31,
	2018	2017	2016
Cost of sales	$2.6	$1.8	$1.9
Selling, general and administrative expenses	22.3	16.3	14.1
Total	$24.9	$18.1	$16.0

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued new accounting guidance requiring a customer in a hosting arrangement that is a service contract to apply the guidance on internal-use software to determine which implementation costs to recognize as an asset and which costs to expense.  The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted.  The Company has adopted this new standard during the third quarter of 2018 and elected to use the prospective approach.

In February 2018, the FASB issued new accounting guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) and requires certain disclosures regarding stranded tax effects. The guidance is effective for fiscal years beginning after December 15,

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

2018, and interim periods within those fiscal years, with early adoption permitted.  The Company adopted this change using the modified retrospective approach by adjusting certain December 31, 2017 stockholders’ equity accounts (see below).

In 2016, the FASB issued guidance that clarifies the principles for recognizing revenue.  The amendments clarify the guidance for identifying performance obligations, licensing arrangements and principal versus agent considerations.  The amendments additionally provide clarification on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition.  The new standard was adopted by the Company using the modified retrospective approach in the first quarter of 2018.  See page 54 for the Company’s revenue recognition accounting policy.

The effects of the recently adopted accounting pronouncements to the Company’s consolidated balance sheet as of January 1, 2018 is as follows:

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2017 and October 2018, the FASB issued new accounting guidance, which is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. These amendments also make targeted improvements to simplify the application of the hedge accounting. The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016 and July 2018, the FASB issued new lease accounting guidance, requiring lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases, with a term greater than a year. The new guidance also expands the required quantitative and qualitative disclosures surrounding leases. The guidance is effective for annual and interim periods beginning after December 15, 2018, and allows companies to apply the requirements retrospectively, either to all prior periods presented or through a cumulative adjustment in the year of adoption. The Company adopted the new standard on January 1, 2019 on a modified retrospective basis and will elect the package of practical expedients permitted under the transition guidance, which eliminates the reassessment of past leases, classification, and initial direct costs.  The Company has implemented the appropriate internal controls and tools to monitor and record historical and future lease arrangements and required disclosures.

For all existing operating leases as of December 31, 2018, the Company anticipates recording Right of Use Assets of approximately $55 and corresponding lease liabilities of approximately $57 with an offset to Deferred and Other Long-term Liabilities of approximately $2 to eliminate deferred rent on the consolidated balance sheet.

In addition, based on the transition guidance surrounding failed sale-and-leaseback transactions, the Company re-evaluated its Corporate Headquarters lease.  This lease was previously considered a failed sale-and-leaseback transaction under ASC 840 because of continuing involvement. The re-evaluation resulted in a change in classification from a finance transaction to an operating lease.  The Corporate Headquarters building, which has a book value of approximately $35 recorded in Property, Plant and Equipment as of December 31, 2018, was derecognized on January 1, 2019 and a Right of Use Asset of approximately $52 will be recorded with an offset to Deferred Income Taxes of $4 and Retained Earnings of $13. The Lease Liability pertaining to this asset of $52 remains unchanged.  In total, at the adoption of the new accounting guidance there will be a Right of Use Asset of approximately $107 and a corresponding Lease Liability of $109.

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2018 and December 31, 2017:

		December 31, 2018		December 31, 2017
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$234.6	$234.6	$95.8	$95.8
Financial Liabilities:
Short-term borrowings	Level 2	1.8	1.8	270.9	270.9
Floating Rate Senior notes due January 25, 2019	Level 2	300.0	299.9	300.0	299.9
2.45% Senior notes due December 15, 2019	Level 2	300.0	297.4	299.9	300.9
2.45% Senior notes due August 1, 2022	Level 2	299.7	289.7	299.7	296.1
2.875% Senior notes due October 1, 2022	Level 2	399.9	393.0	399.8	400.2
3.15% Senior notes due August 1, 2027	Level 2	424.6	400.0	424.6	417.8
3.95% Senior notes due August 1, 2047	Level 2	397.2	363.7	397.1	397.4
Contingent Consideration	Level 3	23.0	23.0	23.2	23.2
Fair value adjustment (liability) asset related to hedged fixed rate debt instrument	Level 2	(3.0)	(3.0)	(2.2)	(2.2)
Interest Rate Swap Lock Agreement	Level 2	(7.0)	(7.0)	0.0	0.0

 The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the twelve months ended December 31, 2018.

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

Hedged Fixed Rated Debt: The interest rate swap agreements convert the fixed interest rate to a variable rate based on LIBOR.  These agreements are designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted for as fair value hedges.  The fair value of these interest rate swap agreements is reflected in the Consolidated Balance Sheet within Other Current Assets or Accounts Payable and Accrued Expenses, with an offsetting amount recorded in the Current portion of long-term debt to adjust the carrying amount of the hedged debt obligation.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Interest Rate Swap Lock Agreement:  The Company entered into interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark LIBOR interest rate associated with anticipated issuances of debt.  The notional amount of the interest rate swap lock agreements is $250.0. These interest rate swap lock agreements have been designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted as fair value hedges.  The fair value of these interest rate swap lock agreements is reflected in the Consolidated Balance Sheet within Deferred and Other Long-term Liabilities.

Other:  The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of December 31, 2018 and 2017.

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

The Company formally designates and documents qualifying instruments as hedges of underlying exposures when it enters into derivative arrangements.  Changes in the fair value of derivatives designated as hedges and qualifying for hedge accounting are recorded in other comprehensive income and reclassified into earnings during the period in which the hedged exposure affects earnings.  The Company reviews the effectiveness of its hedging instruments on a quarterly basis.  If the Company determines that a derivative instrument is no longer effective in offsetting changes in fair values or cash flows, it recognizes the hedge ineffectiveness in current period earnings and discontinues hedge accounting with respect to the derivative instrument.  Changes in the fair value of derivatives not designated as hedges or those not qualifying for hedge accounting are recognized in current period earnings.  Upon termination of cash flow hedges, the Company reclassifies gains and losses from other comprehensive income based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe.  Such untimely transactions require immediate recognition in earnings of gains and losses previously recorded in other comprehensive income.

During 2018 and 2017, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments.  The tables following the discussion of the derivative instruments below summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated statements of income and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products.  These carriers currently charge the Company a basic rate per mile for diesel fuel price increases.  During 2018 and 2017, the Company entered into hedge agreements with counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel.  Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to it common carriers.  The agreements covered approximately 64% of the Company’s 2018 diesel fuel requirements and are expected to cover approximately 79% and 50% of the Company’s estimated diesel fuel requirements for 2019 and 2020, respectively.  These diesel fuel hedge agreements qualify for hedge accounting.  Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/ Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, and U.S. Dollar/Australian Dollar.

The Company enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in U.S. Dollar, Canadian Dollar, Pound, Euro, Mexican Peso, and Australian Dollar.  The Company entered into forward exchange contracts to hedge itself from the risk that, due to fluctuations in

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

currency exchange rates, it would be adversely affected by net cash outflows.  The face value of the unexpired contracts as of December 31, 2018 totaled $146.6 in U.S. Dollars, of which all qualifies as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

Interest Rate Swaps

On December 9, 2014, the Company entered into interest rate swap agreements that effectively convert the interest rate on the $300.0 aggregate principal amount of 2.45% senior notes, due December 15, 2019, to a floating rate of three-month LIBOR plus a fixed spread of 0.756%.  These interest rate swap agreements have been designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted as fair value hedges.  The fair value of these interest rate swap agreements is reflected in the Consolidated Balance Sheet within Other Current Assets or Accounts Payable and Accrued Expenses, with an offsetting amount recorded in the Current portion of long-term debt to adjust the carrying amount of the hedged debt obligation.

Interest Rate Swap Lock Agreement

The Company entered into interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark LIBOR interest rate associated with anticipated issuances of debt.  The notional amount of the interest rate swap locks is $250.0. These interest rate swap lock agreements have been designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted as fair value hedges.  The fair value of these interest rate swap lock agreements is reflected in the Consolidated Balance Sheet within Deferred and Other Long-term Liabilities.

Commodity Hedges

The Company is subject to exposure due to changes in prices of commodities used in production.  To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, the Company enters into Over-the-Counter commodity forward swap contracts. These agreements cover approximately 60% of the Company’s 2018 and 2019 exposure.  These hedges are designated as cash flow hedges for accounting purposes and, therefore, changes in the fair value of the contracts are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.  The fair value of these commodity hedge agreements is reflected in the Consolidated Balance Sheet within Other Current Assets and Accounts Payable and Accrued Expenses.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign exchange contracts	$146.6	$91.6
Interest rate swap	$300.0	$300.0
Interest rate swap lock	$250.0	$0.0
Diesel fuel contracts	8.2 gallons	3.0 gallons
Commodities contracts	94.7 pounds	28.3 pounds
Derivatives not designated as hedging instruments
Equity derivatives	$21.0	$22.2

The fair values and amount of gain (loss) recognized in income and other comprehensive income associated with the derivative instruments disclosed above do not have a material impact on the Company’s consolidated financial statements.

4.	Inventories

Inventories consist of the following:

	December 31,	December 31,
	2018	2017
Raw materials and supplies	$84.4	$85.6
Work in process	34.1	30.8
Finished goods	264.3	214.3
Total	$382.8	$330.7

On April 1, 2018, the Company changed its method of accounting for inventories from last-in-first-out (“LIFO”) to first-in-first-out (“FIFO”) for the approximately 17% of consolidated inventory not previously valued using FIFO. Substantially all of the Company’s Specialty Products Division segment inventory as well as domestic inventory sold primarily under the ARM & HAMMER trademark in the Consumer Domestic segment was previously determined using LIFO. After this change, the value of all of the Company’s inventory was determined by the FIFO method.  The Company believes this change is preferable as the predominant method to value inventory has been FIFO, which will provide a uniform costing method across all inventory. Prior financial statements have not been retroactively adjusted due to immateriality. The cumulative effect of the change in accounting principle of approximately $4.0 pre-tax was recorded as a decrease to cost of goods sold for the quarter ending June 30, 2018.

5.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consist of the following:

	December 31,	December 31,
	2018	2017
Land	$27.8	$27.9
Buildings and improvements	301.3	300.3
Machinery and equipment	716.7	699.3
Software	97.9	95.8
Office equipment and other assets	73.8	66.7
Construction in progress	49.7	36.4
Gross PP&E	1,267.2	1,226.4
Less accumulated depreciation and amortization	669.0	618.7
Net PP&E	$598.2	$607.7

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

	For the Year Ended December 31,
	2018	2017	2016
Depreciation and amortization on PP&E	$64.4	$60.9	$59.7

6.	Acquisitions

On March 8, 2018, the Company purchased Passport Food Safety Solutions, Inc. (“Passport”).  Passport sells products for pre- and post-harvest treatment in the poultry, swine, and beef production markets (the “Passport Acquisition”).  The total purchase price was approximately $50.0, which is subject to an additional payment of up to $25.0 based on sales performance through 2020.  Passport’s annual sales were approximately $21.0 in 2017.  The Passport Acquisition was funded with short-term borrowings and is managed in the SPD segment.

The fair values of the net assets acquired are set forth as follows:

2018
Passport
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

On August 7, 2017, the Company acquired Pik Holdings, Inc. (“Waterpik”), a water-jet technology company that designs and sells both oral water flossers and replacement showerheads (the “Waterpik Acquisition”).  The total purchase price was $1,024.6 (net of cash acquired).  Waterpik’s annual sales were approximately $265.0 for the trailing twelve months through June 30, 2017.  The Company financed the Waterpik Acquisition with proceeds from its underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes (as defined in Note 9) completed on July 25, 2017.  Subsequent to the Waterpik Acquisition, Waterpik is managed by the Consumer Domestic and Consumer International segments.

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

On May 1, 2017, the Company acquired Agro BioSciences, Inc. (“Agro”), an innovator and leader in developing custom probiotic products for poultry, cattle and swine (the “Agro Acquisition”).  The total purchase price was approximately $75.0, and an additional payment of up to $25.0 after 3 years based on sales performance. Agro’s annual sales were approximately $11.0 in 2016.  The Agro Acquisition was funded with short-term borrowings and is managed in the SPD segment.

The fair values of the net assets acquired are set forth as follows:

2017
Agro
Inventory and other assets	$2.5
Trade names and other intangibles	37.0
Goodwill	53.4
Contingent consideration	(17.8)
Cash purchase price (net of cash acquired)	$75.1

The life of the amortizable intangible assets recognized from the Agro Acquisition ranges from 5 - 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.  Subsequent to the acquisition, the Company increased the estimate of the contingent consideration liability $5.4 from $17.8 to $23.2 based on updated sales forecasts. However in 2018, the Company lowered its estimate by $7.5 to $15.7 based on updated sales forecasts.  The reduction was recorded in SG&A in the SPD segment.

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

On December 22, 2016, the Company acquired the ANUSOL and RECTINOL business from Johnson & Johnson, Inc. for $130 (the “Anusol Acquisition”).  ANUSOL and RECTINOL are the leading hemorrhoid care brands in each market in which they operate, primarily in the U.K., Canada, Australia and South Africa with total annual sales of $24 in 2016.  The Anusol Acquisition was funded with additional short-term borrowings and is managed in the Consumer International segment.

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

On January 4, 2016, the Company acquired Spencer Forrest, Inc., the maker of TOPPIK, the leading brand of hair building fibers for people with thinning hair for a total purchase price was $175.3 (the “Toppik Acquisition”).  The Company financed the TOPPIK Acquisition with short-term borrowings.  The TOPPIK brand is managed in the Consumer Domestic and Consumer International segments.

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

The goodwill and other intangible assets associated with the Waterpik Acquisition and the Passport Acquisition are not deductible for U.S. tax purposes.  The goodwill and other intangible assets associated with the Agro, Viviscal, Anusol, and Toppik Acquisitions are deductible for U.S. tax purposes.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

7.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	December 31, 2018				December 31, 2017
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade names	$578.6	$(175.2)	$403.4	3-20	$576.7	$(145.2)	$431.5
Customer Relationships	506.3	(220.8)	285.5	15-20	480.5	(190.2)	290.3
Patents/Formulas	165.4	(61.5)	103.9	4-20	165.4	(51.7)	113.7
Non-Compete Agreement	0.4	(0.3)	0.1	5-10	0.4	(0.2)	0.2
Total	$1,250.7	$(457.8)	$792.9		$1,223.0	$(387.3)	$835.7

Indefinite lived intangible assets - Carrying value

	December 31,	December 31,
	2018	2017
Trade names	$1,481.1	$1,484.8

The Company determined that the carrying value of its trade names as of December 31, 2018 and 2017, was recoverable based upon the forecasted cash flows and profitability of the brands.  In 2017 there was a personal care trade name that, based on recent performance, had experienced sales and profit declines that had eroded a significant portion of the excess between fair and carrying value, which could potentially result in an impairment of the asset.  In 2017, this excess had been reduced due in large part to an increased competitive market environment therefore resulting in reduced cash flow projections. The performance of the tradename improved in 2018, thereby increasing the excess between fair value and carrying value.  The Company continues to monitor performance and should there be any significant change in forecasted assumptions or estimates, including sales, profitability and discount rate, the Company may be required to recognize an impairment charge.

Intangible amortization expense amounted to approximately $71.2 for 2018, $61.0 for 2017 and $46.0 for 2016, respectively.  The Company estimates that intangible amortization expense will be approximately $70.0 in 2019 and approximately $68.0 to $59.0 annually over the next five years.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2016	$1,280.1	$113.9	$50.1	$1,444.1
VIVISCAL acquired goodwill	29.5	7.4	0.0	$36.9
Agro acquired goodwill	0.0	0.0	53.4	$53.4
Waterpik acquired goodwill	322.5	101.8	0.0	$424.3
Other	0.0	0.2	0.0	0.2
Balance at December 31, 2017	$1,632.1	$223.3	$103.5	$1,958.9
Passport acquired goodwill	0.0	0.0	32.5	32.5
Waterpik adjustment	1.1	0.4	0.0	1.5
Balance at December 31, 2018	$1,633.2	$223.7	$136.0	$1,992.9

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2018, determined that the estimated fair value substantially exceeded the carrying values of all reporting units.  The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.  The Company has never incurred a goodwill impairment charge.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2018	2017
Trade accounts payable	$430.2	$398.9
Accrued marketing and promotion costs	116.2	108.4
Accrued wages and related benefit costs	84.2	61.8
Other accrued current liabilities	94.5	90.0
Total	$725.1	$659.1

9.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,	December 31,
	2018	2017
Short-term borrowings
Commercial paper issuances	$0.0	$268.7
Various debt due to international banks	1.8	2.2
Total short-term borrowings	$1.8	$270.9

Long-term debt
Floating Rate Senior notes due January 25, 2019	$300.0	$300.0
2.45% Senior notes due December 15, 2019	300.0	300.0
Less: Discount	0.0	(0.1)
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	(0.3)	(0.3)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.1)	(0.2)
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.4)	(0.4)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.8)	(2.9)
Debt issuance costs, net	(13.1)	(15.5)
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	(3.0)	(2.2)
Total long-term debt	2,105.3	2,103.4
Less: current maturities	(596.5)	0.0
Net long-term debt	$1,508.8	$2,103.4

Revolving Credit Facility

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

Interest on the Company’s borrowings under the Credit Agreement will accrue at a per annum rate equal to the sum of (x) either (at the Company’s option) (i) the adjusted LIBOR rate (generally, the LIBOR rate for an interest period selected by the Company and adjusted for statutory reserves) or (ii) the Base Rate (generally equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s “prime rate” and (c) the adjusted LIBOR rate for an interest period of one-month plus 1.00%), in any case not less than zero, plus (y) the applicable margin. The applicable margin is determined based upon the corporate credit rating of the Company and ranges from 0.875% to 1.500% per annum, in the case of any borrowing bearing interest by reference to the adjusted LIBOR rate, and 0% to 0.50%, in the case of any borrowing bearing interest by reference to the Base Rate. In addition, the Company will bear certain customary fees, including a commitment fee, determined based upon the corporate credit rating of the Company and ranging from 0.070% to 0.175% per annum on the aggregate unused commitments under the Credit Agreement, and additional issuance fees and participation fees in respect of any letters of credit issued under the Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including without limitation, restrictions on the indebtedness, liens, investments, asset dispositions, fundamental changes, changes in the nature of the business conducted, affiliate transactions, burdensome agreements and use of proceeds.

Under the Credit Agreement, the Company is required to maintain its leverage ratio, defined as the ratio of its Consolidated Funded Indebtedness (as defined in the Credit Agreement) to EBITDA, at a level no greater than 3.75 to 1.00 (or, to the extent the Company or any Subsidiary has consummated a material acquisition , (i) at a level no greater than 4.25:1.00 for the 12 month period commencing on the date the Company or any Subsidiary consummates the first material acquisition after the closing date and (ii) at a level no greater than 4.25:1.00 for the 12 month period commencing on the date the Company or any Subsidiary consummates any additional material acquisition, provided that the Company has maintained a leverage ratio of 3:75:1.00 or less during each of the immediately preceding four consecutive fiscal quarters before the date of such additional material acquisition).

The Credit Agreement also contains customary events of default, including failure to make certain payments under the Credit Agreement when due, breach of covenants, materially incorrect representations and warranties, default on other material indebtedness, events of bankruptcy, material adverse judgments, certain events relating to pension plans, the failure of any of the loan documents to remain in full force and effect and the occurrence of any change in control with respect to the Company.

$1.425M Senior Notes

The Company financed the Waterpik Acquisition with a portion of the proceeds from an underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017, consisting of $300.0 aggregate principal amount of Floating Rate Senior Notes due 2019, $300.0 aggregate principal amount of 2.45% Senior Notes due 2022, $425.0 aggregate principal amount of 3.15% Senior Notes due 2027 and $400.0 aggregate principal amount of 3.95% Senior Notes due 2047 (collectively, the “Senior Notes”).  The Floating Rate Senior Notes which matured and were repaid in full on January 25, 2019, bore interest at a rate, reset quarterly, equal to three-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus 0.15%.  The remaining proceeds of the offering of the Senior Notes were used to pay down in its entirety and terminate the Company’s $200.0 term loan borrowed in the second quarter of 2017 and to repay a portion of the Company’s outstanding commercial paper borrowings.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

 Commercial Paper

The Company has an agreement with four banks to establish a commercial paper program (the “Program”).  Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0.  The Program was amended on February 23, 2017 to increase the amount from $500.0 to $1,000.0.  The maturities of the notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the rating agencies designated in the agreement at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement.  If, for any reason, the Company is unable to access the commercial paper market, the revolving credit facility would be utilized to meet the Company’s short-term liquidity needs.  The Company did not have any commercial paper outstanding as of December 31, 2018 and had $268.7 as of December 31, 2017 with a weighted-average interest rate of approximately 1.6%.

Interest Rate Swaps

Concurrent with the 2019 Notes offering, the Company entered into interest rate swaps to hedge changes in the fair value of the 2019 Notes.  Under the terms of the swaps, the counterparties will pay the Company a fixed rate of 2.45% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 0.756%.  The fair value of these interest rate swap agreements is reflected in the Consolidated Balance Sheet within Other Current Assets or Accounts Payable and Accrued Expenses, with an offsetting amount recorded in the Current portion of long-term debt to adjust the carrying amount of the hedged debt obligation.

10.	Income Taxes

The components of income before taxes are as follows:

	2018	2017	2016
Domestic	$671.8	$683.2	$665.0
Foreign	47.7	9.5	40.9
Total	$719.5	$692.7	$705.9

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

	2018	2017	2016
Current:
U.S. federal	$103.4	$146.7	$183.4
State	23.4	29.0	27.2
Foreign	13.0	11.2	11.4
	139.8	186.9	222.0
Deferred:
U.S. federal	5.4	(235.0)	19.2
State	4.6	3.8	4.1
Foreign	1.1	(6.4)	1.6
	11.1	(237.6)	24.9
Total provision	$150.9	$(50.7)	$246.9

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Deferred tax assets (liabilities) consist of the following at December 31:

	2018	2017
Deferred tax assets:
Accounts receivable	$3.4	$3.7
Deferred compensation	44.8	45.5
Pension, postretirement and postemployment benefits	5.8	7.5
Other	22.1	23.4
Tax credit carryforwards/other tax attributes	10.7	3.9
International operating loss carryforwards	10.8	11.6
Total gross deferred tax assets	97.6	95.6
Valuation allowances	(24.5)	(23.5)
Total deferred tax assets	73.1	72.1
Deferred tax liabilities:
Goodwill	(165.6)	(153.6)
Trade names and other intangibles	(420.1)	(411.8)
Property, plant and equipment	(62.1)	(65.8)
Total deferred tax liabilities	(647.8)	(631.2)
Net deferred tax liability	$(574.7)	$(559.1)
Long term net deferred tax asset	1.7	2.1
Long term net deferred tax liability	(576.4)	(561.2)
Net deferred tax liability	$(574.7)	$(559.1)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

	2018	2017	2016
Statutory rate	21%	35%	35%
Tax that would result from use of the federal statutory rate	$151.1	$242.4	$247.1
State and local income tax, net of federal effect	22.1	21.4	20.3
Varying tax rates of foreign affiliates	3.3	(0.1)	(4.1)
Benefit from domestic manufacturing deduction	0.0	(15.2)	(14.2)
Valuation Allowances	1.0	(6.2)	2.9
Stock Options Exercised	(22.1)	(15.1)	0.0
US Tax Reform	0.0	(272.9)	0.0
Other	(4.5)	(5.0)	(5.1)
Recorded tax expense	$150.9	$(50.7)	$246.9
Effective tax rate	21.0%	-7.3%	35.0%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly changed the U.S. corporate income tax regime by, among other things, lowering U.S. corporate income tax rates to 21%. However, the Tax Act eliminated the domestic manufacturing deduction and moves toward a territorial system, which also eliminated the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on a deemed repatriation of historical earnings of foreign subsidiaries. In the year ended December 31, 2018, the Company repatriated approximately $150.0 of its non-U.S. earnings and paid the associated withholding tax.  In addition, the reduction of the U.S. corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These provisional impacts resulted in a reduction of tax expense of approximately $273.0 for the quarter and year ended December 31, 2017. This was primarily due to the adjustment to the U.S. deferred tax assets and liabilities.

The changes included in the Tax Act are broad and complex. The Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the provisional tax impact originally recorded in the quarter and year ended December 31, 2017. This measurement period expired in the fourth quarter of 2018, and there

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

were no adjustments to the provisional tax impact of approximately $273.0 recorded in the quarter and year ended December 31, 2017.

At December 31, 2018, certain foreign subsidiaries of the Company had net operating loss carryforwards of approximately $34.0.  Approximately $0.6 of such net operating loss carryforwards expire on various dates through December 31, 2023.  The remaining net operating loss carryforwards are not subject to expiration.

The Company believes that it is more likely than not that the benefit from most of these net operating loss carryforwards will not be realized.  In recognition of this risk, the Company has provided a valuation allowance of $10.3 and $11.2 at December 31, 2018 and 2017, respectively, on the deferred tax asset relating to these net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of a foreign subsidiary will not be realized.  In recognition of this risk, the Company maintains a valuation allowance of $1.9 and $2.4 at December 31, 2018 and 2017, respectively, on these deferred tax assets.

Due to changes in the ability to credit certain foreign taxes resulting from the Tax Act, the Company determined that it is more likely than not that the benefit from certain foreign tax credit carryforwards will not be realized.  In recognition of this risk, the Company established a valuation allowance of $9.9 at December 31, 2017 and maintained a valuation allowance of $12.3 at December 31, 2018 on the deferred tax asset relating to these foreign tax credit carryforwards.

In 2015, the Company reported an impairment charge relating to its investment in Natronx.  At the time, the Company believed that it was more likely than not that a tax benefit relating to the impairment would not be realized.  In recognition of this risk, the Company established a valuation allowance of $7.7 in 2015.  The Company has since determined that it was more likely than not that the tax benefit relating to the impairment would be realized and reversed the valuation allowance in 2017.

The Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries in 2017, and moved toward a territorial tax system.  As a result, the Company will no longer have undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested outside of the U.S.

The Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities.  Under applicable accounting guidance, these tax positions do not meet the minimum threshold required for the related tax benefit to be recognized in the income statement.  The Company had no uncertain tax positions or unrecognized tax benefits at December 31, 2017 and 2016.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016
Unrecognized tax benefits at January 1	$0.0	$0.0	$0.0
Gross increases - tax positions in prior period	5.1	0.0	0.0
Gross decreases - tax positions in prior period	0.0	0.0	0.0
Settlements	0.0	0.0	0.0
Lapse of statute of limitations	(0.4)	0.0	0.0
Unrecognized tax benefits at December 31	$4.7	$0.0	$0.0

Included in the balance of unrecognized tax benefits at December 31, 2018 is $3.9 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2018 is $0.8 of tax benefits that, if recognized, would result in adjustments to deferred taxes.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and international jurisdictions.  The IRS has completed its audit of tax years through 2014.  The Company is currently under audit by several state and international taxing authorities for the years 2013 through 2016.  In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a decrease of approximately $0.4 in the unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The Company’s policy for recording interest associated with income tax examinations is to record interest as a component of Income before Income Taxes. During the twelve months ended December 31, 2018, the Company recognized approximately $0.2 in interest expense associated with uncertain tax positions. As of December 31, 2018, the Company had $0.3 in accrued interest expense related to unrecognized tax benefits.

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

Stock option transactions for the three years ended December 31, 2018 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2015	17.2	$25.89
Granted	2.1	46.75
Exercised	(3.0)	16.96
Cancelled	(0.3)	39.60
Outstanding as of December 31, 2016	16.0	$30.06
Granted	2.1	48.39
Exercised	(1.8)	23.06
Cancelled	(0.2)	43.64
Outstanding as of December 31, 2017	16.1	$33.11
Granted	2.0	50.77
Exercised	(3.3)	23.07
Cancelled	(0.1)	48.54
Outstanding as of December 31, 2018	14.7	$37.63	5.6	$412.5
Exercisable as of December 31, 2018	8.8	$29.82	4.0	$314.7

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table summarizes information relating to options outstanding and exercisable as of December 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2018	Contractual Life	Price	12/31/2018	Price
$0.01 - $25.00	2.3	1.9	$17.04	2.2	$17.66
$25.01 - $30.00	1.4	3.4	$26.92	1.4	$26.92
$30.01 - $35.00	3.5	4.7	$32.73	3.5	$32.73
$35.01 - $40.00	0.0	5.8	$36.06	0.0	$36.06
$40.01 - $45.00	2.4	6.3	$41.88	1.7	$41.92
$45.01 - $50.00	1.4	6.7	$49.15	0.0	$46.64
$50.01 - $55.00	3.6	8.7	$51.93	0.0	$0.0
$55.01 - $60.00	0.1	9.8	$59.42	0.0	$0.0
	14.7	5.6	$37.63	8.8	$29.82

The table above represents the Company’s estimate of options fully vested and expected to vest.  Expected forfeitures are not material and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	2018	2017	2016
Intrinsic Value of Stock Options Exercised	$109.6	$48.0	$91.5
Stock Compensation Expense Related to Stock Option Awards	$21.3	$15.7	$14.4
Issued Stock Options	2.0	2.1	2.1
Weighted Average Fair Value of Stock Options issued (per share)	$9.79	$12.90	$7.57
Fair Value of Stock Options Issued	$19.4	$27.8	$16.1

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2018	2017	2016
Risk-free interest rate	2.9%	2.0%	1.7%
Expected life in years	7.3	6.9	6.8
Expected volatility	17.1%	16.7%	17.0%
Dividend yield	1.7%	1.4%	1.5%

The fair value of stock options is based upon the Black Scholes option pricing model.  The Company determined the stock options’ lives based on historical exercise behavior and their expected volatility and dividend yield based on the historical changes in stock price and dividend payments.  The risk free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2018, there was a fair value of $15.3 related to unamortized stock option compensation expense, which is expected to be recognized over the next three years.  The Company’s Consolidated Statements of Cash Flow reflect an add back to Net Cash Provided by Operating Activities of $23.3, $18.1 and $16.0 in 2018, 2017 and 2016, respectively, for non-cash compensation expense, primarily stock option expense.  The excess tax benefits on stock options exercised for 2018, 2017 and 2016 was $22.1, $15.1 and $30.0, respectively.

During 2018, the Company issued cash settled restricted shares to all employees.  These shares follow the vesting schedule under the Amended and Restated Omnibus Equity Plan.  As a result, the Company recorded stock compensation expense and a corresponding liability of $1.6.  The unamortized amount is approximately $3.1 based on the year-end stock price.

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

    Deferred Compensation Plans

The Company maintains a deferred compensation plan under which certain members of management are eligible to defer a maximum of 85% of their regular compensation (i.e. salary) and incentive bonus.  The amounts deferred under this plan are credited with earnings or losses based upon changes in values of notional investments elected by the plan participant.  The investment options available include notional investments in various stock, bond and money market funds as well as our Common Stock.  Each plan participant is fully vested in the amounts the participant defers.  The plan also functions as an “excess” plan whereby profit sharing contributions that cannot otherwise be contributed to the qualified savings and profit sharing plan due to limitations under Department of Treasury regulations are credited to this plan.  These contributions vest under the same vesting schedule applicable to the qualified plan.

The liability to plan participants for contributions designated for notional investment in Common Stock is based on the quoted fair value of the Common Stock plus any dividends credited.  The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Common Stock.  At December 31, 2018 and 2017, the amount of the Company’s liability under the deferred compensation plan is included in Current and Deferred and Other Long-term Liabilities and was $92.7 and $90.6, respectively and the funded balances recorded in Other Assets amounted to $79.4 and $81.4, respectively.  The amounts charged to earnings, including the effect of the hedges, totaled $2.4, $1.9, and $2.3 in 2018, 2017 and 2016, respectively.

Non-employee members of the Company’s Board are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Common Stock.  Members of the Board are fully vested in their account balance.  As of December 31, 2018, there were approximately 280,000 shares of Common Stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control.

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

In December of 2017, the Company entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase $200.0 of Common Stock.  In the first quarter of 2018, the Company settled the ASR contract and purchased approximately 4.1 million shares of Common Stock for $200.0, of which approximately $110.0 was purchased under the evergreen share repurchase program and $90.0 was purchased under the 2017 Share Repurchase Program.  As a result of the Company’s purchases, there remained $310.0 of share repurchase availability under the 2017 Share Repurchase Program as of December 31, 2018.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

13.	Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

The components of changes in accumulated other comprehensive income (“AOCI”) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance December 31, 2015	$(38.5)	$(11.5)	$4.1	$(45.9)
Other comprehensive income before reclassifications	(12.1)	(2.2)	(5.9)	(20.2)
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(0.1)	(0.1)
Tax benefit (expense)	0.6	0.5	1.3	2.4
Other comprehensive income (loss)	(11.5)	(1.7)	(4.7)	(17.9)
Balance December 31, 2016	$(50.0)	$(13.2)	$(0.6)	$(63.8)
Other comprehensive income before reclassifications	20.0	3.3	(7.9)	15.4
Amounts reclassified to consolidated statement of income(a)(b)	0.0	11.9	2.6	14.5
Tax benefit (expense)	(1.6)	(2.6)	1.7	(2.5)
Other comprehensive income (loss)	18.4	12.6	(3.6)	27.4
Balance December 31, 2017	$(31.6)	$(0.6)	$(4.2)	$(36.4)
Adoption of new accounting pronouncements (Note 1)	$(0.3)	$0.1	$(0.4)	$(0.6)
Other comprehensive income before reclassifications	(10.6)	1.9	(9.7)	(18.4)
Amounts reclassified to consolidated statement of income(c)	0.0	0.0	0.0	0.0
Tax benefit (expense)	0.0	(0.5)	2.3	1.8
Other comprehensive income (loss)	(10.6)	1.4	(7.4)	(16.6)
Balance December 31, 2018	$(42.5)	$0.9	$(12.0)	$(53.6)
(a)	Amounts reclassified to cost of sales or selling, general and administrative expenses.
(b)	In connection with the termination of international defined benefit pension plans, $11.9 was reclassified to SG&A. All other amounts were reclassified to Cost of Sales.
(c)	Amounts reclassified to cost of sales or interest expense.

14.	Commitments, Contingencies and Guarantees

Commitments

a. Operating lease rent expense, included in income from operations, amounted to $24.5, $24.5 and $18.8 in 2018, 2017 and 2016, respectively.  Beginning January 1, 2013, financing lease expense was recorded primarily for the Company’s Corporate Headquarters building.  In 2018, interest expense associated with this lease amounted to $3.8 and depreciation expense amounted to $2.5.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The Company is obligated to pay minimum annual rentals under different operating and financing lease agreements as follows:

	Operating	Financing
	Leases	Leases	Total
2019	$18.7	$6.0	$24.7
2020	14.6	5.8	20.4
2021	12.2	5.7	17.9
2022	10.9	5.7	16.6
2023	6.4	6.0	12.4
2024 and thereafter	10.5	55.3	65.8
Total future minimum lease commitments	$73.3	$84.5	$157.8

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

c. As of December 31, 2018, the Company had commitments of approximately $262.5.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

d. As of December 31, 2018, the Company had various guarantees and letters of credit totaling $5.2.

e.  In connection with Agro Acquisition, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance in 2019. The initial fair value of this contingent liability was $17.8, which was established in the purchase price allocation.  Subsequent to the Agro Acquisition, the Company increased the estimate of the contingent consideration liability $5.4 in the fourth quarter of 2017 from $17.8 to $23.2 based on updated sales forecasts. However in 2018, the Company lowered its estimate by $7.5 to $15.7 based on updated sales forecasts.  The reduction was recorded in SG&A in the SPD segment.  The liability will be assessed for re-measurement at each balance sheet date leading up to the end of the 3-year period.

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

The complaint alleges, among other things, that the Company (i) breached two agreements for the manufacture and supply of pregnancy and ovulation test kits by switching suppliers, (ii) failed to give Plaintiff the proper notice, (iii) failed to reimburse Plaintiff for costs and expenses under the agreements and (iv) misrepresented its future requirements.  The complaint seeks compensatory and punitive damages in an amount in excess of $20, as well as declaratory relief, statutory prejudgment interest and attorneys’ fees and costs.

The Company is vigorously defending itself in this matter.  On September 19, 2018, the court granted the Company’s motion for summary judgment, dismissing all claims brought by the Plaintiff.  The Plaintiff has filed an appeal.

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

The following summarizes the balances and transactions between the Company and each of Armand and ArmaKleen, in which the Company holds a 50% ownership interest:

	Armand			ArmaKleen
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Purchases by Company	$15.6	$20.5	$20.9	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$1.2	$1.2	$1.0
Outstanding Accounts Receivable	$0.8	$0.7	$0.5	$0.7	$0.8	$0.7
Outstanding Accounts Payable	$1.0	$1.7	$1.7	$0.0	$0.0	$0.0
Administration & Management Oversight Services(1)	$2.5	$2.4	$2.3	$2.1	$2.0	$2.0
(1)	Billed by Company and recorded as a reduction of SG&A expenses.

16.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of December 31, 2018, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively.  The Company’s equity in earnings of Armand and ArmaKleen for the year ended December 31, 2018, 2017 and 2016 are included in the Corporate segment.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2018:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(1)	As Reported
Net sales
2018	$3,129.9	$709.5	$306.5	$0.0	$4,145.9
2017	2,854.9	621.1	300.2	0.0	3,776.2
2016	2,677.8	525.2	290.1	0.0	3,493.1
Gross profit
2018	1,448.9	318.4	117.5	(44.0)	1,840.8
2017	1,380.1	281.0	101.3	(32.8)	1,729.6
2016	1,308.8	235.4	83.0	(36.6)	1,590.6
Marketing Expenses
2018	383.3	95.4	4.5	0.0	483.2
2017	364.1	85.7	4.4	0.0	454.2
2016	345.2	78.2	3.8	0.0	427.2
Selling, General and Administrative Expenses
2018	422.7	131.6	55.6	(44.0)	565.9
2017	366.6	158.5	50.4	(32.8)	542.7
2016	350.7	89.0	36.1	(36.6)	439.2
Income from Operations
2018	642.9	91.4	57.4	0.0	791.7
2017	649.4	36.8	46.5	0.0	732.7
2016	612.9	68.2	43.1	0.0	724.2
Equity in Earnings of Affiliates
2018	0.0	0.0	0.0	9.2	9.2
2017	0.0	0.0	0.0	10.8	10.8
2016	0.0	0.0	0.0	9.2	9.2
Income Before Income Taxes
2018	577.2	81.5	51.6	9.2	719.5
2017	606.4	32.0	43.5	10.8	692.7
2016	590.6	66.3	39.8	9.2	705.9
Identifiable Assets
2018	4,642.4	991.6	347.4	87.8	6,069.2
2017	4,543.2	1,112.4	268.5	90.7	6,014.8
2016	3,374.4	714.5	181.3	83.9	4,354.1
Capital Expenditures
2018	36.0	12.5	11.9	0.0	60.4
2017	30.6	8.9	5.5	0.0	45.0
2016	34.9	8.8	6.1	0.0	49.8
Depreciation & Amortization
2018	103.5	19.9	13.5	4.2	141.1
2017	95.5	16.8	10.3	2.8	125.4
2016	87.8	9.5	8.6	1.7	107.6
(1)

The Corporate segment reflects the following:
(A) The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of Cost of Sales in the Company’s Consolidated Statements of Income.  Such amounts were $44.0, $32.8, and $36.6 for 2018, 2017 and 2016, respectively.
(B) Equity in earnings (loss) of affiliates from Armand and ArmaKleen for the year ended December 31, 2018, 2017 and 2016.
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

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table above, were $5.7, $4.5 and $3.4 for the twelve months ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

Product line revenues from external customers for each of the three years ended December 31, 2018, December 31, 2017 and December 31, 2016 were as follows:

	2018	2017	2016
Household Products	$1,725.5	$1,640.0	$1,593.4
Personal Care Products	1,404.4	1,214.9	1,084.4
Total Consumer Domestic	3,129.9	2,854.9	2,677.8
Total Consumer International	709.5	621.1	525.2
Total SPD	306.5	300.2	290.1
Total Consolidated Net Sales	$4,145.9	$3,776.2	$3,493.1

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Geographic Information

Approximately 82%, 83% and 84% of the net sales reported in the accompanying consolidated financial statements in 2018, 2017 and 2016, respectively, were to customers in the U.S.  Approximately 95%, 95% and 98% of long-lived assets were located in the U.S. at December 31, 2018, 2017 and 2016, respectively.  Other than the U.S., no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

Customers

A group of three customers accounted for approximately 36%, 36% and 35% of consolidated net sales in 2018, 2017 and 2016, respectively, of which a single customer (Walmart Inc. and its affiliates) accounted for approximately 23%, 24% and 24% in 2018, 2017 and 2016, respectively.

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

18.Subsequent Event

In connection with the evergreen repurchase program, in January 2019, the Company executed open market purchases of $100.0 of Common Stock.

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

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2018
Net Sales	$1,006.0	$1,027.9	$1,037.6	$1,074.4	$4,145.9
Gross Profit	451.5	454.9	460.1	474.3	1,840.8
Income from Operations	220.3	173.8	204.2	193.4	791.7
Net Income	157.8	121.7	146.3	142.8	568.6
Net Income per Share-Basic	$0.64	$0.50	$0.60	$0.58	$2.32
Net Income per Share-Diluted	$0.63	$0.49	$0.58	$0.57	$2.27

2017
Net Sales	$877.2	$898.0	$967.9	$1,033.1	$3,776.2
Gross Profit	399.3	410.4	438.5	481.4	1,729.6
Income from Operations	196.1	123.2	198.7	214.7	732.7
Net Income	131.5	72.9	133.4	405.6	743.4
Net Income per Share-Basic	$0.52	$0.29	$0.53	$1.63	$2.97
Net Income per Share-Diluted	$0.51	$0.29	$0.52	$1.60	$2.90

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Other Board Matters – Code of Conduct,” and “Corporate Governance  and Other Board Matters– Board of Directors Meetings and Committees – Audit Committee,” in our definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Compensation Discussion and Analysis,” “2018 Summary Compensation Table,” “2018 Grants of Plan Based Awards,” “2018 Outstanding Equity Awards at Fiscal Year-End,” “2018 Option Exercises and Stock Vested,” “2018 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation & Organization Committee Report” in our definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions “Equity Compensation Plan Information as of December 31, 2018” and “Securities Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Corporate Governance and other Board Matters – Board of Directors Independence” in our definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption “Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

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

	*	(10.9.2)

Amended and Restated Compensation Plan for Directors, dated November 1, 2017, incorporated by reference to Exhibit 10.9.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

•	*	*(10.12.1)	Form of Award Agreement for Directors Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan

•	*	(10.12.2)	Form of Award Agreement for Employees Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan

	*	(10.13)	Church & Dwight Co., Inc. Third Amended and Restated Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018.

	*	(10.14)

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

		(101)

The following materials from Church & Dwight Co., Inc.’s annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for each of the three years in the period ended December 31, 2018, (ii) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (iii) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2018, (iv) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2018 and (v) Notes to Consolidated Financial Statements.

___________

•	Indicates documents filed herewith.
*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

ITEM 16.FORM 10-K SUMMARY

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2019.

CHURCH & DWIGHT CO., INC.

By:	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James R. Craigie	Chairman	February 21, 2019
James R. Craigie

/s/ Matthew T. Farrell	President and Chief Executive Officer, Director	February 21, 2019
Matthew T. Farrell

/s/ Bradley C. Irwin	Director	February 21, 2019
Bradley C. Irwin

/s/ Robert D. LeBlanc	Director	February 21, 2019
Robert D. LeBlanc

/s/ Penry W. Price	Director	February 21, 2019
Penry W. Price

/s/ Ravichandra K. Saligram	Director	February 21, 2019
Ravichandra K. Saligram

/s/ Robert K. Shearer	Director	February 21, 2019
Robert K. Shearer

/s/ Janet S. Vergis	Director	February 21, 2019
Janet S. Vergis

/s/ Arthur B. Winkleblack	Director	February 21, 2019
Arthur B. Winkleblack

/s/ Laurie J. Yoler	Director	February 21, 2019
Laurie J. Yoler
/s/ Richard A. Dierker	Executive Vice President	February 21, 2019
Richard A. Dierker	and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven J. Katz	Vice President and Controller	February 21, 2019
Steven J. Katz	(Principal Accounting Officer)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

SCHEDULE II - Valuation and Qualifying Accounts

For each of the three years in the period ended December 31, 2018

(Dollars in millions)

		Additions		Deductions
	Beginning	Charged to		Amounts	Foreign	Ending
	Balance	Expenses	Acquired	Written Off	Exchange	Balance
Allowance for Doubtful Accounts
2018	$2.9	$1.1	$0.0	$(0.8)	$(0.1)	$3.1
2017	2.1	1.2	0.2	(0.6)	0.0	2.9
2016	1.0	1.3	0.0	(0.3)	0.1	2.1
Allowance for Cash Discounts
2018	$5.1	$83.8	$0.0	$(83.8)	$(0.1)	$5.0
2017	4.6	75.5	0.7	(75.8)	0.1	5.1
2016	4.6	69.8	0.0	(69.8)	0.0	4.6
Sales Returns and Allowances
2018	$13.9	$93.3	$0.0	$(95.0)	$(0.1)	$12.1
2017	12.1	74.9	0.1	(73.4)	0.2	13.9
2016	11.9	56.7	0.0	(56.8)	0.3	12.1