Form 10-Q
period 2019-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2019-05-02
CIK 313927

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 30, 2019, there were 246,219,083 shares of Common Stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	CHD	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	27

1A.	Risk Factors	27

2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

6.	Exhibits	29

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Net Sales	$1,044.7	$1,006.0
Cost of sales	573.9	554.5
Gross Profit	470.8	451.5
Marketing expenses	98.1	99.9
Selling, general and administrative expenses	131.9	131.3
Income from Operations	240.8	220.3
Equity in earnings of affiliates	1.7	2.1
Investment earnings	0.5	0.5
Other income (expense), net	(0.1)	(2.1)
Interest expense	(17.8)	(20.1)
Income before Income Taxes	225.1	200.7
Income taxes	49.4	42.9
Net Income	$175.7	$157.8

Weighted average shares outstanding - Basic	246.1	244.9
Weighted average shares outstanding - Diluted	251.9	250.0
Net income per share - Basic	$0.71	$0.64
Net income per share - Diluted	$0.70	$0.63
Cash dividends per share	$0.23	$0.22

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Net Income	$175.7	$157.8
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	1.8	3.5
Income (loss) from derivative agreements	(7.7)	(0.2)
Other comprehensive income (loss)	(5.9)	3.3
Comprehensive income	$169.8	161.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$97.9	$316.7
Accounts receivable, less allowances of $2.9 and $3.1	384.6	345.3
Inventories	399.5	382.8
Other current assets	31.7	33.4
Total Current Assets	913.7	1,078.2

Property, Plant and Equipment, Net	558.8	598.2
Equity Investment in Affiliates	9.4	8.5
Trade Names and Other Intangibles, Net	2,256.3	2,274.0
Goodwill	1,992.9	1,992.9
Other Assets	229.5	117.4
Total Assets	$5,960.6	$6,069.2

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$99.8	$1.8
Current portion of long-term debt	297.7	596.5
Accounts payable and accrued expenses	699.1	725.1
Income taxes payable	36.7	2.9
Total Current Liabilities	1,133.3	1,326.3

Long-term Debt	1,509.4	1,508.8
Deferred Income Taxes	580.5	576.4
Deferred and Other Long-term Liabilities	238.1	203.9
Total Liabilities	3,461.3	3,615.4

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of March 31, 2019 and December 31, 2018	292.8	292.8
Additional paid-in capital	281.3	280.8
Retained earnings	3,965.4	3,832.6
Accumulated other comprehensive loss	(59.5)	(53.6)
Common stock in treasury, at cost: 46,789,017 shares as of March 31, 2019 and 45,969,515 shares as of December 31, 2018	(1,980.7)	(1,898.8)
Total Stockholders' Equity	2,499.3	2,453.8
Total Liabilities and Stockholders' Equity	$5,960.6	$6,069.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash Flow From Operating Activities
Net Income	$175.7	$157.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15.8	16.4
Amortization expense	22.8	19.3
Deferred income taxes	2.8	(2.5)
Equity in net earnings of affiliates	(1.7)	(2.1)
Distributions from unconsolidated affiliates	0.7	2.1
Non-cash compensation expense	2.4	3.1
Other	(0.7)	(1.0)
Change in assets and liabilities:
Accounts receivable	(36.0)	(11.3)
Inventories	(15.9)	(23.5)
Other current assets	0.5	(4.7)
Accounts payable and accrued expenses	(59.2)	(32.6)
Income taxes payable	34.3	34.5
Other operating assets and liabilities, net	(3.6)	0.0
Net Cash Provided By Operating Activities	137.9	155.5
Cash Flow From Investing Activities
Additions to property, plant and equipment	(11.7)	(9.9)
Acquisitions	0.0	(49.9)
Other	(0.7)	(0.2)
Net Cash Used In Investing Activities	(12.4)	(60.0)
Cash Flow From Financing Activities
Long-term debt (repayments)	(300.0)	0.0
Short-term debt (repayments), net of borrowings	98.0	(17.4)
Proceeds from stock options exercised	15.1	16.4
Payment of cash dividends	(55.9)	(53.0)
Purchase of treasury stock	(100.0)	(200.0)
Deferred financing and other	(1.5)	(1.6)
Net Cash Used In Financing Activities	(344.3)	(255.6)
Effect of exchange rate changes on cash and cash equivalents	0.0	1.0
Net Change In Cash and Cash Equivalents	(218.8)	(159.1)
Cash and Cash Equivalents at Beginning of Period	316.7	278.9
Cash and Cash Equivalents at End of Period	$97.9	$119.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash paid during the period for:
Interest (net of amounts capitalized)	$21.8	$23.9
Income taxes	$12.3	$11.0
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$6.0	$6.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2017	292.8	(45.2)	$292.8	$264.6	$3,479.0	$(36.4)	$(1,782.0)	$2,218.0
Adoption of new accounting pronouncements	0.0	0.0	0.0	0.0	(1.7)	(0.6)	0.0	(2.3)
Net income	0.0	0.0	0.0	0.0	157.8	0.0	0.0	157.8
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	3.3	0.0	3.3
Cash dividends	0.0	0.0	0.0	0.0	(53.0)	0.0	0.0	(53.0)
Stock purchases	0.0	(4.1)	0.0	0.0	0.0	0.0	(200.0)	(200.0)
Stock based compensation expense and stock option plan transactions	0.0	0.9	0.0	(4.2)	0.0	0.0	23.7	19.5
March 31, 2018	292.8	(48.4)	$292.8	$260.4	$3,582.1	$(33.7)	$(1,958.3)	$2,143.3

December 31, 2018	292.8	(46.0)	$292.8	$280.8	$3,832.6	$(53.6)	$(1,898.8)	$2,453.8
Adoption of new accounting pronouncements (Note 2)	0.0	0.0	0.0	0.0	13.0	0.0	0.0	13.0
Net income	0.0	0.0	0.0	0.0	175.7	0.0	0.0	175.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(5.9)	0.0	(5.9)
Cash dividends	0.0	0.0	0.0	0.0	(55.9)	0.0	0.0	(55.9)
Stock purchases	0.0	(1.5)	0.0	0.0	0.0	0.0	(100.0)	(100.0)
Stock based compensation expense and stock option plan transactions	0.0	0.7	0.0	0.5	0.0	0.0	18.1	18.6
March 31, 2019	292.8	(46.8)	$292.8	$281.3	$3,965.4	$(59.5)	$(1,980.7)	$2,499.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except per share data)

1.	Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, the condensed consolidated statements of income and comprehensive income, cash flow and stockholders’ equity for the three months ended March 31, 2019 and March 31, 2018 have been prepared by Church & Dwight Co., Inc. (the “Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2019 and results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”).  The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

The Company incurred research and development expenses in the first quarter of 2019 and 2018 of $20.7 and $19.5, respectively.  These expenses are included in selling, general and administrative (“SG&A”) expenses.

2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2017 and October 2018, the FASB issued new accounting guidance, which is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. These amendments also make targeted improvements to simplify the application of the hedge accounting. The guidance was effective for annual and interim periods beginning after December 15, 2018, and was adopted by the Company in the first quarter of 2019. The standard’s adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016 and July 2018, the FASB issued new lease accounting guidance, requiring lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases, with a term greater than a year. The new guidance also expands the required quantitative and qualitative disclosures surrounding leases. The guidance was effective for annual and interim periods beginning after December 15, 2018, and allowed companies to apply the requirements retrospectively, either to all prior periods presented or through a cumulative adjustment in the year of adoption. The Company adopted the new standard on January 1, 2019 on a modified retrospective basis and elected the package of practical expedients permitted under the transition guidance, which eliminates the reassessment of past leases, classification, and initial direct costs.  The Company has implemented the appropriate internal controls and tools to monitor and record historical and future lease arrangements and required disclosures.

For all existing operating leases as of December 31, 2018, the Company recorded Right of Use Assets of approximately $55.0 and corresponding lease liabilities of approximately $57.0 with an offset to Deferred and Other Long-term Liabilities of approximately $2.0 to eliminate deferred rent on the consolidated balance sheet.

In addition, based on the transition guidance surrounding failed sale-and-leaseback transactions, the Company re-evaluated the lease for its corporate headquarters in Ewing, New Jersey.  This lease was previously considered a failed sale-and-leaseback transaction under Accounting Standards Codification (“ASC”) 840 because of continuing involvement. The re-evaluation resulted in a change in classification from a finance transaction to an operating lease.  The corporate headquarters building, which had a net book value of approximately $35.0 recorded in Property, Plant and Equipment as of December 31, 2018, was derecognized on January 1, 2019 and a Right of Use Asset of approximately $52.0 was recorded with an offset to Deferred Income Taxes of $4.0 and Retained Earnings of $13.0. The Lease Liability pertaining to this asset of $52.0 remained unchanged.

In total, at the adoption of the new accounting guidance there will be a Right of Use Asset of approximately $107.0 and a corresponding Lease Liability of $109.0.  This does not include an existing cease-use liability of approximately $7.0 pertaining to one of the Company’s previous corporate offices that remained unchanged as a result of the transition.  Refer to Note 12 for the Company’s lease disclosures.

The effects of the recently adopted lease accounting standard to the Company’s condensed consolidated balance sheet as of January 1, 2019 is as follows:

	Balance at	New Lease	Balance at
	December 31,	Standard	January 1,
	2018	Adjustment	2019
Property, plant and equipment, net	$598.2	$(35.2)	$563.0
Other assets	117.4	107.5	224.9
Accounts payable and accrued expenses	725.1	13.6	738.7
Deferred and other long-term liabilities	203.9	41.3	245.2
Deferred income taxes	576.4	4.4	580.8
Retained earnings	3,832.6	13.0	3,845.6

The adoption of the new lease accounting standard did not have a material impact on the Company’s results of operations or cash flows.

There have been no accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2019	2018
Raw materials and supplies	$81.7	$84.4
Work in process	36.1	34.1
Finished goods	281.7	264.3
Total	$399.5	$382.8

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	March 31,	December 31,
	2019	2018
Land	$27.8	$27.8
Buildings and improvements	250.8	301.3
Machinery and equipment	726.9	716.7
Software	99.0	97.9
Office equipment and other assets	75.6	73.8
Construction in progress	46.8	49.7
Gross PP&E	1,226.9	1,267.2
Less accumulated depreciation and amortization	668.1	669.0
Net PP&E	$558.8	$598.2

	Three Months Ended
	March 31,	March 31,
	2019	2018
Depreciation and amortization on PP&E	$15.8	$16.4

5.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Weighted average common shares outstanding - basic	246.1	244.9
Dilutive effect of stock options	5.8	5.1
Weighted average common shares outstanding - diluted	251.9	250.0
Antidilutive stock options outstanding	0.1	3.1

6.	Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2018	14.7	$37.63
Exercised	(0.7)	28.49
Outstanding at March 31, 2019	14.0	$38.00	5.4	$465.4
Exercisable at March 31, 2019	8.9	$30.90	4.1	$357.6

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Intrinsic Value of Stock Options Exercised	$24.1	$30.0
Stock Compensation Expense Related to Stock Option Awards	$2.3	$2.7

7.	Share Repurchases

  On November 1, 2017, the Company’s Board of Directors (the “Board”) authorized a share repurchase program, under which the Company may repurchase up to $500.0 in shares of Common Stock (the “2017 Share Repurchase Program”).  The 2017 Share Repurchase Program does not have an expiration.  The Company also continued its evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

In connection with the evergreen repurchase program, in January 2019, the Company executed open market purchases of $100.0 of its Common Stock.

8.	Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2019 and December 31, 2018:

		March 31, 2019		December 31, 2018
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$52.9	$52.9	$234.6	$234.6
Financial Liabilities:
Short-term borrowings	Level 2	99.8	99.8	1.8	1.8
Floating Rate Senior notes due January 25, 2019	Level 2	0.0	0.0	300.0	299.9
2.45% Senior notes due December 15, 2019	Level 2	300.0	298.7	300.0	297.4
2.45% Senior notes due August 1, 2022	Level 2	299.8	293.8	299.7	289.7
2.875% Senior notes due October 1, 2022	Level 2	399.9	397.1	399.9	393.0
3.15% Senior notes due August 1, 2027	Level 2	424.6	408.9	424.6	400.0
3.95% Senior notes due August 1, 2047	Level 2	397.2	379.7	397.2	363.7
Contingent consideration	Level 3	23.0	23.0	23.0	23.0
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	(1.9)	(1.9)	(3.0)	(3.0)
Interest Rate Swap Lock Agreement	Level 2	(14.5)	(14.5)	(7.0)	(7.0)

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the three months ended March 31, 2019.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the Condensed Consolidated Balance Sheets.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of March 31, 2019 and December 31, 2018.
9.	Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of the Common Stock and commodity prices expose the Company to market risk.  The Company manages these risks by the use of derivative instruments, such as cash flow and fair value hedges, diesel and commodity hedge contracts, equity derivatives and foreign exchange forward contracts.  The Company does not use derivatives for trading or speculative purposes.  Refer to Note 3 in the Form 10-K for a discussion of each of the Company’s derivative instruments in effect as of December 31, 2018.

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign exchange contracts	$215.8	$146.6
Interest rate swap	$300.0	$300.0
Interest rate swap lock	$300.0	$250.0
Diesel fuel contracts	7.0 gallons	8.2 gallons
Commodities contracts	79.5 pounds	94.7 pounds
Derivatives not designated as hedging instruments
Equity derivatives	$21.7	$21.0

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

The goodwill and other intangible assets associated with the Passport Acquisition are not deductible for U.S. tax purposes.

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	March 31, 2019				December 31, 2018
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$578.4	$(182.6)	$395.8	3-20	$578.6	$(175.2)	$403.4
Customer Relationships	506.3	(228.5)	277.8	15-20	506.3	(220.8)	285.5
Patents/Formulas	165.4	(63.9)	101.5	4-20	165.4	(61.5)	103.9
Non-Compete Agreement	0.4	(0.3)	0.1	5-10	0.4	(0.3)	0.1
Total	$1,250.5	$(475.3)	$775.2		$1,250.7	$(457.8)	$792.9

Indefinite Lived Intangible Assets - Gross Carrying Amount

	March 31,	December 31,
	2019	2018
Trade Names	$1,481.1	$1,481.1

Intangible amortization expense amounted to $17.6 and $18.0 for the first three months of 2019 and 2018, respectively.  The Company estimates that intangible amortization expense  will be approximately $70.0 in 2019 and approximately $68.0 to $59.0 annually over the next five years.

The Company determined that the carrying value of its trade names as of December 31, 2018 and 2017, was recoverable based upon the forecasted cash flows and profitability of the brands.  In 2017 there was a personal care trade name that, based on performance, had experienced sales and profit declines that had eroded a significant portion of the excess between fair and carrying value, which could potentially result in an impairment of the asset.  In 2017, this excess had been reduced due in large part to an increased competitive market environment therefore resulting in reduced cash flow projections. The performance of the tradename improved in 2018, thereby increasing the excess between fair value and carrying value.  The Company continues to monitor performance and should there be any significant change in forecasted assumptions or estimates, including sales, profitability and discount rate, the Company may be required to recognize an impairment charge.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2018	$1,633.2	$223.7	$136.0	$1,992.9
Balance at March 31, 2019	$1,633.2	$223.7	$136.0	$1,992.9

12.	Leases

The Company leases certain manufacturing facilities, warehouses, office space, railcars and equipment. Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheet.  All recorded leases are classified as operating leases and lease expense is recognized on a straight-line basis over the lease term. For leases beginning in 2019, lease components (base rental costs) are accounted for separately from the nonlease components (e.g., common-area maintenance costs).  For leases that do not provide an implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

A summary of the Company’s lease information is as follows:

		March 31,
	Classification	2019
Assets
Right of use assets	Other Assets	$104.7

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$17.3
Long-term lease liabilities	Deferred and Other Long-term Liabilities	96.4
Total lease liabilities		$113.7

Other information
Weighted-average remaining lease term (years)		9.7
Weighted-average discount rate		5.7%

Three Months
Ended
March 31, 2019
Statement of Income
Lease cost(1)	$5.6

Other information
Leased assets obtained in exchange for new lease liabilities	$1.3
Cash paid for amounts included in the measurement of lease liabilities	$6.0
(1)

Lease expense is included in cost of sales or selling, general and administrative expenses based on the nature of the lease.  Short term lease expense is excluded from this amount and is not material.  The Company also has certain variable leases which are not material.  The noncash component of lease expense is included in the Amortization caption in the Statement of Cash Flows.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2019	$17.3
2020	21.0
2021	18.5
2022	17.2
2023	11.1
2024 and thereafter	65.7
Total future minimum lease commitments	150.8
Less: Imputed Interest	(37.1)
Present value of lease liabilities	$113.7

13.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2019	2018
Trade accounts payable	$434.8	$430.2
Accrued marketing and promotion costs	110.1	116.2
Accrued wages and related benefit costs	34.6	84.2
Other accrued current liabilities	119.6	94.5
Total	$699.1	$725.1

14.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	March 31,	December 31,
	2019	2018
Short-term borrowings
Commercial paper issuances	$98.0	$0.0
Various debt due to international banks	1.8	1.8
Total short-term borrowings	$99.8	$1.8

Long-term debt
Floating Rate Senior notes due January 25, 2019	$0.0	$300.0
2.45% Senior notes due December 15, 2019	300.0	300.0
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	(0.2)	(0.3)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.1)	(0.1)
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.4)	(0.4)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.8)	(2.8)
Debt issuance costs, net	(12.5)	(13.1)
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	(1.9)	(3.0)
Total long-term debt	1,807.1	2,105.3
Less: current maturities	(297.7)	(596.5)
Net long-term debt	$1,509.4	$1,508.8

     .
15.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2017	$(31.6)	$(0.6)	$(4.2)	$(36.4)
Adoption of new accounting pronouncement	(0.3)	0.1	(0.4)	(0.6)
Other comprehensive income (loss) before reclassifications	3.5	0.0	0.1	3.6
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	(0.1)	(0.1)
Tax benefit (expense)	0.0	0.0	(0.2)	(0.2)
Other comprehensive income (loss)	3.5	0.0	(0.2)	3.3
Balance at March 31, 2018	$(28.4)	$(0.5)	$(4.8)	$(33.7)

Balance at December 31, 2018	$(42.5)	$0.9	$(12.0)	$(53.6)
Other comprehensive income (loss) before reclassifications	1.8	0.0	(10.4)	(8.6)
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	0.0	0.0
Tax benefit (expense)	0.0	0.0	2.7	2.7
Other comprehensive income (loss)	1.8	0.0	(7.7)	(5.9)
Balance at March 31, 2019	$(40.7)	$0.9	$(19.7)	$(59.5)

(a)	Amounts reclassified to cost of sales or interest expense.

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

b. As of March 31, 2019, the Company had commitments of approximately $240.1.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of March 31, 2019, the Company had various guarantees and letters of credit totaling $5.2.

d. In connection with the Company’s acquisition of Agro BioSciences, Inc. (the “Agro Acquisition”) on January 17, 2017, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance in 2019. The initial fair value of this contingent liability was $17.8, which was established in the purchase price allocation.  Subsequent to the Agro Acquisition, the Company increased the estimate of the contingent consideration liability $5.4 in the fourth quarter of 2017 from $17.8 to $23.2 based on updated sales forecasts. However in 2018, the Company lowered its estimate by $7.5 to $15.7 based on updated sales forecasts.  The reduction was recorded in SG&A in the SPD segment.  There were no changes to the liability during the first quarter of 2019 and the liability will be assessed for re-measurement at each balance sheet date leading up to December 31, 2019.

In connection with the Passport Acquisition, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance through 2020.  The initial fair value of this contingent liability was $7.3, which was established in the purchase price allocation.  There were no changes to the liability during the first quarter of 2019 and the liability will be assessed for re-measurement at each balance sheet date leading up to December 31, 2020.

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

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018
Purchases by Company	$2.8	$3.5	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.3	$0.3
Outstanding Accounts Receivable	$0.5	$0.3	$0.8	$0.7
Outstanding Accounts Payable	$1.0	$1.2	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.6	$0.6	$0.5	$0.5

(1)	Billed by the Company and recorded as a reduction of SG&A expenses.

18.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of March 31, 2019, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively.  The Company’s equity in earnings of Armand and ArmaKleen for the three months ended March 31, 2019 and 2018 are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment Net Sales and Income before Income Taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2019	$784.9	$186.7	$73.1	$0.0	$1,044.7
First Quarter 2018	751.4	180.7	73.9	0.0	1,006.0

Income before Income Taxes(2)
First Quarter 2019	$182.7	$28.4	$12.3	$1.7	$225.1
First Quarter 2018	159.3	27.7	11.6	2.1	200.7

(1)	Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $2.3 and $0.9 for the three months ended March 31, 2019 and March 31, 2018, respectively
(2)

In determining Income before Income Taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative Income from Operations.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Household Products	$443.3	$413.0
Personal Care Products	341.6	338.4
Total Consumer Domestic	784.9	751.4
Total Consumer International	186.7	180.7
Total SPD	73.1	73.9
Total Consolidated Net Sales	$1,044.7	$1,006.0

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

19.	Subsequent Event

Flawless Acquisition

On May 1, 2019, the Company closed on its previously announced acquisition of the FLAWLESS™ and FINISHING TOUCH™ hair removal business (the “Flawless Acquisition”) from Ideavillage Products Corporation. The Company paid $475.0 at closing and will make an additional earn-out payment up to a maximum of $425.0 in cash, based on a trailing twelve-month net sales target ending no later than December 31, 2021. The transaction was funded with a three-year term loan and commercial paper borrowings. The Company anticipates there will be a four-month integration transition period in which the net cash received from Ideavillage will be accounted for as other revenue as a component of net sales. The Company will purchase the inventory following the transition period. FLAWLESS will be accounted for in the Consumer Domestic and Consumer International segments and represents an addition to our specialty haircare portfolio which includes BATISTE dry shampoo, VIVISCAL hair thinning supplements, and TOPPIK hair fibers.

The preliminary fair values of the net assets acquired are set forth as follows:

Flawless
Acquisition Date
Preliminary
Fair Value
Trade names and other intangibles	$559.0
Goodwill	98.0
Contingent consideration	(182.0)
Cash purchase price	$475.0

The goodwill and other intangible assets associated with the Flawless Acquisition is deductible for U.S. tax purposes.  Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.

Amended Credit Agreement

On May 1, 2019, the Company amended its $1,000.0 unsecured revolving credit facility (the “Credit Agreement”) to extend the term of the Credit Agreement from March 29, 2023 to March 29, 2024.  Under the Credit Agreement, the Company continues to have the ability to increase its borrowing up to an additional $600.0, subject to lender commitments and certain conditions as described in the Credit Agreement.  Borrowings under the Credit Agreement are available for general corporate purposes and are used to support the Company’s $1,000.0 commercial paper program.

New Term Loan

On May 1, 2019, the Company entered into a new $300.0 unsecured term loan credit facility with various banks, the proceeds of which were used to partially fund the Flawless Acquisition.  Unless prepaid, the loan is due on May 1, 2022.  The interest rate is LIBOR plus an applicable margin based on the Company’s credit rating, which can range from 60 bps to 113 bps.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Flawless Acquisition

On May 1, 2019, we closed on our previously announced acquisition of the FLAWLESS™ and FINISHING TOUCH™ hair removal business (the “Flawless Acquisition”) from Ideavillage Products Corporation. We paid $475.0 at closing and will make an additional earn-out payment up to a maximum of $425.0 in cash, based on a trailing twelve-month net sales target ending no later than December 31, 2021. The transaction was funded with a three-year term loan and commercial paper borrowings. We anticipate there will be a four-month integration transition period in which the net cash received from Ideavillage will be accounted for as other revenue as a component of net sales. We will purchase the inventory following the transition period. FLAWLESS will be accounted for in the Consumer Domestic and Consumer International segments and represents an addition to our specialty haircare portfolio which includes BATISTE dry shampoo, VIVISCAL hair thinning supplements, and TOPPIK hair fibers.

Amended Credit Agreement

On May 1, 2019, we amended our $1,000.0 unsecured revolving credit facility (the “Credit Agreement”) to extend the term of the Credit Agreement from March 29, 2023 to March 29, 2024.  Under the Credit Agreement, we continue to have the ability to increase our borrowing up to an additional $600.0, subject to lender commitments and certain conditions as described in the Credit Agreement.  Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $1,000.0 commercial paper program.

New Term Loan

On May 1, 2019, we entered into a new $300.0 unsecured term loan credit facility with various banks, the proceeds of which were used to partially fund the Flawless Acquisition.  Unless prepaid, the loan is due on May 1, 2022.  The interest rate is LIBOR plus an applicable margin based on our credit rating, which can range from 60 bps to 113 bps.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	March 31, 2019	Prior Year	March 31, 2018
Net Sales	$1,044.7	3.8%	$1,006.0
Gross Profit	$470.8	4.3%	$451.5
Gross Margin	45.1%	+20 basis points	44.9%
Marketing Expenses	$98.1	-1.8%	$99.9
Percent of Net Sales	9.4%	-50 basis points	9.9%
Selling, General & Administrative Expenses	$131.9	0.5%	$131.3
Percent of Net Sales	12.6%	-50 basis points	13.1%
Income from Operations	$240.8	9.3%	$220.3
Operating Margin	23.1%	+120 basis points	21.9%
Net income per share - Diluted	$0.70	11.1%	$0.63

Net Sales

Net sales for the quarter ended March 31, 2019 were $1,044.7, an increase of $38.7 or 3.8% as compared to the same period in 2018.  The components of the net sales increase are as follows:

Three Months Ended
March 31,
Net Sales - Consolidated	2019
Product volumes sold	2.2%
Pricing/Product mix	2.3%
Foreign exchange rate fluctuations	(1.0%)
Volume from acquired product lines (1)	0.3%
Net Sales increase	3.8%

(1)	On March 8, 2018, we acquired Passport Food Safety Solutions, Inc. (“Passport”).

For the three months ended March 31, 2019, the volume change primarily reflects increased product sales in both the Consumer Domestic and Consumer International segments, with volume declines in Specialty Products. For the three months ended March 31, 2019, favorable price/mix in the Consumer Domestic and SPD segments were partially offset by unfavorable price/mix in the Consumer International segment.

Gross Profit / Gross Margin

Our gross profit was $470.8 for the three months ended March 31, 2019, a $19.3 increase as compared to the same period in 2018.  Gross margin increased 20 basis points (“bps”) in the first quarter of 2019 compared to the same period in 2018, primarily due to productivity programs of 130 bps, and favorable price/volume mix of 70 bps, partially offset by higher commodity and transportation costs of 100 bps, and other manufacturing cost increases of 80 bps.

Operating Expenses

Marketing expenses for the three months ended March 31, 2019 were $98.1, a decrease of $1.8 or 1.8% as compared to the same period in 2018. Marketing expenses as a percentage of net sales in the first quarter of 2019 decreased by 50 bps to 9.4% as compared to 9.9% in the same period in 2018 due to 30 bps of leverage on higher net sales and 20 bps on lower expenses.

Selling, general and administrative (“SG&A”) expenses were $131.9 in the first quarter of 2019, an increase of $0.6 or 0.5% as compared to the same period in 2018. SG&A as a percentage of net sales decreased 50 bps to 12.6% in the first quarter of 2019 as compared to 13.1% in the same period in 2018.  The decrease is due to 50 bps of leverage associated with higher sales.

Other Income and Expenses

Other expense, net for the three months ended March 31, 2019 decreased $2.0 compared to the same period in 2018 primarily due to the effect of changes in foreign exchange rates.

Interest expense for the three months ended March 31, 2019 decreased $2.3 as compared to the same period in 2018 primarily due to a lower amount of average debt outstanding primarily associated with repayment of the $300.0 Floating Rate Senior Notes that matured on January 25, 2019 and lower commercial paper borrowings in 2019 as compared to the same period in 2018.

Income Taxes

The effective tax rate for the three months ended March 31, 2019 was 21.9% compared to 21.4% in the same period in 2018.  The increase in the tax rate is primarily due to a lower tax benefit on a lower amount of stock option exercises.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of March 31, 2019, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively.  Our equity in earnings of Armand and ArmaKleen for the three months ended March 31, 2019 and 2018 are included in the Corporate segment.  Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the months ended March 31, 2019 and March 31, 2018 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2019	$784.9	$186.7	$73.1	$0.0	$1,044.7
First Quarter 2018	751.4	180.7	73.9	0.0	1,006.0

Income before Income Taxes(2)
First Quarter 2019	$182.7	$28.4	$12.3	$1.7	$225.1
First Quarter 2018	159.3	27.7	11.6	2.1	200.7

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $2.3 and $0.9 for the three months ended March 31, 2019 and March 31, 2018, respectively.

(2)

In determining Income before Income Taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative Income from Operations.

 Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Household Products	$443.3	$413.0
Personal Care Products	341.6	338.4
Total Consumer Domestic	784.9	751.4
Total Consumer International	186.7	180.7
Total SPD	73.1	73.9
Total Consolidated Net Sales	$1,044.7	$1,006.0

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2019 were $784.9, an increase of $33.5 or 4.5% as compared to the same period in 2018.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer Domestic	2019
Product volumes sold	1.0%
Pricing/Product mix	3.5%
Net Sales increase	4.5%

The increase in net sales for the three months ended March 31, 2019, reflects higher sales of ARM & HAMMER liquid and unit dose laundry detergent, ARM & HAMMER clumping cat litter, TROJAN condoms, XTRA liquid laundry detergent, L’IL CRITTERS gummy vitamins, and BATISTE dry shampoo.

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

Consumer Domestic income before income taxes for the first quarter of 2019 was $182.7, a $23.4 increase as compared to the first quarter of 2018.  The increase is due primarily to favorable price/mix of $18.9, lower marketing expenses of $4.2, lower interest and other expenses of $3.4, higher sales volumes of $1.4, lower SG&A costs of $1.0, partially offset by unfavorable manufacturing and distribution costs of $5.5.

Consumer International

Consumer International net sales were $186.7 in the first quarter of 2019, an increase of $6.0 or 3.3% as compared to the same period in 2018.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer International	2019
Product volumes sold	10.2%
Pricing/Product mix	(1.7%)
Foreign exchange rate fluctuations / Other	(5.2%)
Net Sales increase	3.3%

Excluding the impact of foreign exchange rates, higher sales in the first quarter ended March 31, 2019 were primarily due to FEMFRESH, BATISTE, STERIMAR, and ARM & HAMMER liquid laundry detergent in the Global Market Group (formerly Export) business, ARM & HAMMER clumping cat litter and liquid laundry detergent in Canada, BATISTE in Germany, and WATERPIK in several countries.

Consumer International income before income taxes was $28.4 in the first quarter 2019, an increase of $0.7 compared to the same period in 2018 due primarily to higher sales volumes of $10.5, partially offset by higher costs as a result of the higher marketing expenses of $3.8, unfavorable manufacturing costs of $2.6, unfavorable price/mix of $1.6, unfavorable foreign exchange rates of $1.5, and higher SG&A costs of $1.1.

Specialty Products (“SPD”)

SPD net sales were $73.1 in the first quarter of 2019, a decrease of $0.8 or 1.1% as compared to the same period in 2018.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - SPD	2019
Product volumes sold	(4.5%)
Pricing/Product mix	0.3%
Volume from acquired product lines (1)	3.1%
Net Sales increase	(1.1%)
(1)	Includes net sales of Passport since the date of acquisition.

Excluding the impact of the acquisitions, the net sales decrease in the first quarter of 2019 was driven by lower volumes in the animal and food production business, partially offset by higher broad-based pricing.  Demand in the dairy industry is significantly reduced due to low milk prices.

SPD income before income taxes was $12.3 in the first quarter of 2019, an increase of $0.7 as compared to the same period in 2018 due to favorable manufacturing costs of $1.6, favorable price/product mix of $0.2 and lower marketing costs of $0.2, partially offset by higher SG&A costs of $1.1 and lower sales volumes of $0.4.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the first quarter of 2019 and 2018.  The Corporate segment income before income taxes was $1.7 in the first quarter of 2019, as compared to $2.1 in the same period in 2018.

Liquidity and Capital Resources

On May 1, 2019, we amended our $1,000.0 unsecured revolving credit facility (the “Credit Agreement”) to extend the term of the Credit Agreement from March 29, 2023 to March 29, 2024.  Under the Credit Agreement, we continue to have the ability to increase our borrowing up to an additional $600.0, subject to lender commitments and certain conditions as described in the Credit Agreement.  Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $1,000.0 commercial paper program.

On May 1, 2019, we entered into a new $300.0 unsecured term loan credit facility with various banks, the proceeds of which were used to partially fund the Flawless Acquisition.  Unless prepaid, the loan is due on May 1, 2022.  The interest rate is LIBOR plus an applicable margin based on our credit rating, which can range from 60 bps to 113 bps.

As of March 31, 2019, we had $97.9 in cash and cash equivalents, and approximately $899.0 available through the revolving facility under our Credit Agreement and our commercial paper program.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

We repatriate excess cash held at our foreign subsidiaries. We repatriated approximately $16.0 million during the first quarter of 2019 and anticipate an additional $20.0 million during the balance of 2019. As of March 31, 2019, there is $45.0 million of cash and cash equivalents held at foreign subsidiaries.

The current economic environment presents risks that could have adverse consequences for our liquidity.  See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”).  We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement because we currently are, and anticipate that we will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

On February 5, 2019, the Board declared a 5% increase in the regular quarterly dividend from $0.2175 to $0.2275 per share, equivalent to an annual dividend of $0.91 per share.  The increase raises the annual dividend payout from $213.3 to approximately $225.0.

In connection with the evergreen repurchase program, in January 2019, we executed open market purchases of $100.0 of our Common Stock.  See Part II – Item 2 of this Form 10Q for further details.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to meet our capital expenditure program costs, which are expected to be approximately $85.0 in 2019, fund our share repurchase programs to the extent implemented by management, pay the upcoming maturing notes and pay dividends at the latest approved rate.  Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.  We did not have any mandatory fixed rate debt principal payments in 2018.  We paid the $300.0 Floating Rate Senior Notes that matured on January 25, 2019 with cash on hand and commercial paper.  The $300.0 Senior Notes (2.45%) will mature on December 15, 2019 and we currently intend to repay these notes with cash on hand and commercial paper borrowing if necessary.

Cash Flow Analysis

	Three Months Ended
	March 31,	March 31,
	2019	2018
Net cash provided by operating activities	$137.9	$155.5
Net cash used in investing activities	$(12.4)	$(60.0)
Net cash used in financing activities	$(344.3)	$(255.6)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital.  Our net cash provided by operating activities in the three months ended March 31, 2019 decreased by $17.6 to $137.9 as compared to $155.5 in the same period in 2018 due to higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, and non-cash compensation) more than offset by an increase in working capital.  The change in working capital is primarily due to an increase in accounts receivable due to the timing of sales and a decrease in accounts payable and accrued expenses due to higher incentive compensation and profit sharing payments partially offset by our continued program to extend payment terms with our suppliers.  However, we measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended March 31, 2019 and 2018:

	As of
	March 31, 2019	March 31, 2018	Change
Days of sales outstanding in accounts receivable ("DSO")	31	31	0
Days of inventory outstanding ("DIO")	61	56	5
Days of accounts payable outstanding ("DPO")	67	65	(2)
Cash conversion cycle	25	22	3

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two period average method, increased three days from the prior year amount of 22 days to 25 days at March 31, 2019 due primarily to an increase in DIO of 5 days.  DPO increased two days from 65 to 67 days and DSO remained consistent compared to the same period in 2018. The increase in the cash conversion cycle is primarily due to certain acquisitions, which currently require a higher level of working capital. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2019 was $12.4, primarily reflecting $11.7 for property, plant and equipment additions.  Net cash used in investing activities during the first three months of 2018 was 60.0, primarily reflecting $49.9 for the Passport Acquisition, and $9.9 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2019 was $344.3, reflecting $202.0 of net debt payments, $100.0 of repurchases of our common stock (“Common Stock”), $55.9 of cash dividend payments, partially offset by $15.1 of proceeds from stock option exercises.  Net cash used in financing activities during the first three months of 2018 was $255.6, reflecting $200.0 of repurchases of our Common Stock, $53.0 of cash dividend payments, $17.4 of debt payments, partially offset by $16.4 of proceeds from stock option exercises.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II the Form 10-K.  Our exposure to market risk has not changed materially since December 31, 2018.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the increase in the number of gummy dietary supplement competitors; the Company’s hedge programs; the impact of foreign exchange, tariffs, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of the Tax Cuts and Jobs Act; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs, including the actual and potential effect of tariffs on Chinese goods imposed by the United States; issues relating to the Company’s information technology and controls; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

General

The Company, in the ordinary course of its business, is subject of, or party to, various pending or threatened legal actions, government investigations and proceedings from time to time, including, without limitation, those relating to commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance related matters.  Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions may not be reasonably predictable and any related damages may not be estimable.  Certain legal actions, including the one described below, could result in an adverse outcome for us, and any such adverse outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Scantibodies Laboratory, Inc.

The Company has been named as a defendant in a breach of contract action filed by Scantibodies Laboratory, Inc. (the “Plaintiff”) on April 1, 2014, in the U.S. District Court for the Southern District of New York.

The complaint alleges, among other things, that the Company (i) breached two agreements for the manufacture and supply of pregnancy and ovulation test kits by switching suppliers, (ii) failed to give Plaintiff the proper notice, (iii) failed to reimburse Plaintiff for costs and expenses under the agreements and (iv) misrepresented its future requirements.  The complaint seeks compensatory and punitive damages in an amount in excess of $20.0 million, as well as declaratory relief, statutory prejudgment interest and attorneys’ fees and costs.

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

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs.  The following table contains information for shares repurchased during the first quarter of 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs(3)
1/1/2019 to 1/31/2019	1,534,676	$66.04	1,534,676	$310,000,000
2/1/2019 to 2/28/2019	0	0	0	$310,000,000
3/1/2019 to 3/31/2019	0	0	0	$310,000,000
Total	1,534,676	$66.04	1,534,676
(1)	Includes shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock.
(2)	Average price paid per share in the period includes commission.
(3)

In the first quarter of 2019, the Company purchased approximately 1.5 million shares for $100.0 under its evergreen share repurchase program.  The evergreen share repurchase program has no specified cap and therefore no cap amount is reflected in this column.

ITEM 6.	EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 4, 2018.

	(3.2)	By-laws of the Company, amended and restated as of May 2, 2018, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on May 4, 2018.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	XBRL Taxonomy Extension Schema Document.
	(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
	(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 2, 2019	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	May 2, 2019	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)