Form 10-Q
period 2019-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2019-10-31
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10585

CHURCH & DWIGHT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4996950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Charles Ewing Boulevard, Ewing, NJ 08628

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

As of October 29, 2019, there were 245,401,975 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	31

1A.	Risk Factors	31

2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

6.	Exhibits	33

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net Sales	$1,089.4	$1,037.6	$3,213.5	$3,071.5
Cost of sales	581.7	577.5	1,753.5	1,705.0
Gross Profit	507.7	460.1	1,460.0	1,366.5
Marketing expenses	125.2	120.5	352.4	356.8
Selling, general and administrative expenses	165.7	135.4	462.6	411.4
Income from Operations	216.8	204.2	645.0	598.3
Equity in earnings of affiliates	2.1	2.5	5.5	7.0
Investment earnings	0.3	0.3	1.0	0.9
Other income (expense), net	0.3	(0.3)	0.1	(3.1)
Interest expense	(18.9)	(19.4)	(55.6)	(59.7)
Income before Income Taxes	200.6	187.3	596.0	543.4
Income taxes	43.3	41.0	124.5	117.6
Net Income	$157.3	$146.3	$471.5	$425.8

Weighted average shares outstanding - Basic	246.8	245.7	246.4	245.2
Weighted average shares outstanding - Diluted	252.9	251.1	252.5	250.1
Net income per share - Basic	$0.64	$0.60	$1.91	$1.74
Net income per share - Diluted	$0.62	$0.58	$1.87	$1.70
Cash dividends per share	$0.23	$0.22	$0.68	$0.65

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net Income	$157.3	$146.3	$471.5	$425.8
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(5.1)	(0.2)	(2.2)	(6.6)
Income (loss) from derivative agreements	(7.2)	6.6	(24.9)	0.7
Other comprehensive income (loss)	(12.3)	6.4	(27.1)	(5.9)
Comprehensive income	$145.0	$152.7	$444.4	$419.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$114.7	$316.7
Accounts receivable, less allowances of $2.4 and $3.1	384.4	345.3
Inventories	388.8	382.8
Other current assets	20.9	33.4
Total Current Assets	908.8	1,078.2

Property, Plant and Equipment, Net	553.1	598.2
Equity Investment in Affiliates	10.2	8.5
Trade Names and Other Intangibles, Net	2,777.3	2,274.0
Goodwill	2,079.5	1,992.9
Other Assets	281.2	117.4
Total Assets	$6,610.1	$6,069.2

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$74.0	$1.8
Current portion of long-term debt	299.6	596.5
Accounts payable and accrued expenses	754.4	725.1
Income taxes payable	14.1	2.9
Total Current Liabilities	1,142.1	1,326.3

Long-term Debt	1,809.6	1,508.8
Deferred Income Taxes	578.2	576.4
Deferred and Other Long-term Liabilities	321.9	180.9
Business Acquisition Liabilities	199.0	23.0
Total Liabilities	4,050.8	3,615.4

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of September 30, 2019 and December 31, 2018	292.8	292.8
Additional paid-in capital	293.6	280.8
Retained earnings	4,148.9	3,832.6
Accumulated other comprehensive loss	(80.7)	(53.6)
Common stock in treasury, at cost: 47,559,052 shares as of September 30, 2019 and 45,969,515 shares as of December 31, 2018	(2,095.3)	(1,898.8)
Total Stockholders' Equity	2,559.3	2,453.8
Total Liabilities and Stockholders' Equity	$6,610.1	$6,069.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash Flow From Operating Activities
Net Income	$471.5	$425.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	47.9	47.6
Amortization expense	82.0	57.8
Deferred income taxes	6.1	4.5
Equity in net earnings of affiliates	(5.5)	(7.0)
Distributions from unconsolidated affiliates	3.8	7.6
Non-cash compensation expense	17.7	19.8
Other	6.7	0.3
Change in assets and liabilities:
Accounts receivable	(41.8)	(17.2)
Inventories	(7.1)	(60.5)
Other current assets	6.5	24.6
Accounts payable and accrued expenses	1.8	43.8
Income taxes payable	14.9	15.2
Change in fair value of business acquisition liabilities	9.7	0.0
Other operating assets and liabilities, net	3.3	5.7
Net Cash Provided By Operating Activities	617.5	568.0
Cash Flow From Investing Activities
Additions to property, plant and equipment	(39.7)	(30.4)
Acquisitions	(475.0)	(49.8)
Other	(4.3)	(2.1)
Net Cash Used In Investing Activities	(519.0)	(82.3)
Cash Flow From Financing Activities
Long-term debt borrowings	300.0	0.0
Long-term debt (repayments)	(300.0)	0.0
Short-term debt (repayments), net of borrowings	72.4	(269.5)
Proceeds from stock options exercised	49.8	58.0
Payment of cash dividends	(168.2)	(159.6)
Purchase of treasury stock	(250.0)	(200.0)
Deferred financing and other	(2.6)	(3.0)
Net Cash Used In Financing Activities	(298.6)	(574.1)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(2.2)
Net Change In Cash and Cash Equivalents	(202.0)	(90.6)
Cash and Cash Equivalents at Beginning of Period	316.7	278.9
Cash and Cash Equivalents at End of Period	$114.7	$188.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash paid during the period for:
Interest (net of amounts capitalized)	$57.4	$60.3
Income taxes	$91.3	$71.7
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$8.5	$6.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2017	292.8	(45.2)	$292.8	$264.6	$3,479.0	$(36.4)	$(1,782.0)	$2,218.0
Adoption of new accounting pronouncements	0.0	0.0	0.0	0.0	(1.7)	(0.6)	0.0	(2.3)
Net income	0.0	0.0	0.0	0.0	157.8	0.0	0.0	157.8
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	3.3	0.0	3.3
Cash dividends	0.0	0.0	0.0	0.0	(53.0)	0.0	0.0	(53.0)
Stock purchases	0.0	(4.1)	0.0	0.0	0.0	0.0	(200.0)	(200.0)
Stock based compensation expense and stock option plan transactions	0.0	0.9	0.0	(4.2)	0.0	0.0	23.7	19.5
March 31, 2018	292.8	(48.4)	$292.8	$260.4	$3,582.1	$(33.7)	$(1,958.3)	$2,143.3
Net income	0.0	0.0	0.0	0.0	121.7	0.0	0.0	121.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(15.6)	0.0	(15.6)
Cash dividends	0.0	0.0	0.0	0.0	(53.2)	0.0	0.0	(53.2)
Stock purchases	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Stock based compensation expense and stock option plan transactions	0.0	0.6	0.0	11.4	0.0	0.0	13.5	24.9
June 30, 2018	292.8	(47.8)	$292.8	$271.8	$3,650.6	$(49.3)	$(1,944.8)	$2,221.1
Net income	0.0	0.0	0.0	0.0	146.3	0.0	0.0	146.3
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	6.4	0.0	6.4
Cash dividends	0.0	0.0	0.0	0.0	(53.4)	0.0	0.0	(53.4)
Stock purchases	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Stock based compensation expense and stock option plan transactions	0.0	1.0	0.0	8.5	0.0	0.0	24.5	33.0
September 30, 2018	292.8	(46.8)	$292.8	$280.3	$3,743.5	$(42.9)	$(1,920.3)	$2,353.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY-CONTINUED

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2018	292.8	(46.0)	$292.8	$280.8	$3,832.6	$(53.6)	$(1,898.8)	$2,453.8
Adoption of new accounting pronouncements	0.0	0.0	0.0	0.0	13.0	0.0	0.0	13.0
Net income	0.0	0.0	0.0	0.0	175.7	0.0	0.0	175.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(5.9)	0.0	(5.9)
Cash dividends	0.0	0.0	0.0	0.0	(55.9)	0.0	0.0	(55.9)
Stock purchases	0.0	(1.5)	0.0	0.0	0.0	0.0	(100.0)	(100.0)
Stock based compensation expense and stock option plan transactions	0.0	0.7	0.0	0.5	0.0	0.0	18.1	18.6
March 31, 2019	292.8	(46.8)	$292.8	$281.3	$3,965.4	$(59.5)	$(1,980.7)	$2,499.3
Net income	0.0	0.0	0.0	0.0	138.5	0.0	0.0	138.5
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(8.9)	0.0	(8.9)
Cash dividends	0.0	0.0	0.0	0.0	(56.1)	0.0	0.0	(56.1)
Stock purchases	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Stock based compensation expense and stock option plan transactions	0.0	0.9	0.0	7.0	0.0	0.0	25.0	32.0
June 30, 2019	292.8	(45.9)	$292.8	$288.3	$4,047.8	$(68.4)	$(1,955.7)	$2,604.8
Net income	0.0	0.0	0.0	0.0	157.3	0.0	0.0	157.3
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(12.3)	0.0	(12.3)
Cash dividends	0.0	0.0	0.0	0.0	(56.2)	0.0	0.0	(56.2)
Stock purchases	0.0	(2.1)	0.0	0.0	0.0	0.0	(150.0)	(150.0)
Stock based compensation expense and stock option plan transactions	0.0	0.4	0.0	5.3	0.0	0.0	10.4	15.7
September 30, 2019	292.8	(47.6)	$292.8	$293.6	$4,148.9	$(80.7)	$(2,095.3)	$2,559.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except per share data)

1.	Basis of Presentation

These condensed consolidated financial statements    have been prepared by Church & Dwight Co., Inc. (the “Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made.  Results of operations for interim periods may not be representative of results to be expected for the full year.

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

The Company incurred research and development expenses in the third quarter of 2019 and 2018 of $24.5 and $23.1, respectively.  The Company incurred research and development expenses in the first nine months of 2019 and 2018 of $67.6 and $64.4, respectively.  These expenses are included in selling, general and administrative (“SG&A”) expenses.

2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2017 and October 2018, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, which is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. These amendments also make targeted improvements to simplify the application of hedge accounting. The guidance was effective for annual and interim periods beginning after December 15, 2018, and was adopted by the Company in the first quarter of 2019. The standard’s adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016 and July 2018, the FASB issued new lease accounting guidance, requiring lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases, with a term greater than a year. The new guidance also expands the required quantitative and qualitative disclosures surrounding leases. The guidance was effective for annual and interim periods beginning after December 15, 2018, and allowed companies to apply the requirements retrospectively, either to all prior periods presented or through a cumulative adjustment in the year of adoption. The Company adopted the new standard on January 1, 2019 using the optional transition method of adoption which permits the entity to continue presenting all periods prior to January 1, 2019 under the previous lease accounting guidance.  The Company has implemented the appropriate internal controls and applications to monitor and record historical and future lease arrangements and required disclosures.

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

The effects of the recently adopted lease accounting standard to the Company’s consolidated balance sheet as of January 1, 2019 is as follows:

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

3.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2019	2018
Raw materials and supplies	$82.5	$84.4
Work in process	31.1	34.1
Finished goods	275.2	264.3
Total	$388.8	$382.8

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	September 30,	December 31,
	2019	2018
Land	$27.8	$27.8
Buildings and improvements	253.7	301.3
Machinery and equipment	735.1	716.7
Software	98.0	97.9
Office equipment and other assets	78.1	73.8
Construction in progress	49.1	49.7
Gross PP&E	1,241.8	1,267.2
Less accumulated depreciation and amortization	688.7	669.0
Net PP&E	$553.1	$598.2

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Depreciation and amortization on PP&E	$16.0	$16.2	$47.9	$47.6

5.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding - basic	246.8	245.7	246.4	245.2
Dilutive effect of stock options	6.1	5.4	6.1	4.9
Weighted average common shares outstanding - diluted	252.9	251.1	252.5	250.1
Antidilutive stock options outstanding	1.4	2.6	1.4	3.3

6.	Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2018	14.7	$37.63
Granted	1.4	77.30
Exercised	(1.9)	26.50
Cancelled	(0.1)	54.06
Outstanding at September 30, 2019	14.1	$43.02	5.6	$456.7
Exercisable at September 30, 2019	8.7	$34.09	4.0	$359.1

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Intrinsic Value of Stock Options Exercised	$15.7	$26.8	$87.6	$72.0
Stock Compensation Expense Related to Stock Option Awards	$2.7	$3.7	$17.2	$18.7
Issued Stock Options	0.0	0.0	1.4	1.9
Weighted Average Fair Value of Stock Options issued (per share)	$0.0	$0.0	$14.94	$9.63
Fair Value of Stock Options Issued	$0.0	$0.0	$21.3	$18.1

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Risk-free interest rate	-	-	2.1%	2.9%
Expected life in years	-	-	7.3	7.3
Expected volatility	-	-	17.2%	17.1%
Dividend yield	-	-	1.2%	1.7%

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

In connection with the evergreen share repurchase program, in January 2019, the Company executed open market purchases of $100.0 of its Common Stock.

In September 2019, the Company executed open market purchases of $150.0 of its Common Stock of which $50.0 was purchased under the evergreen share repurchase program and $100.0 was purchased under the 2017 Share Repurchase Program.  As a result of these stock repurchases, there remained $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of September 30, 2019.

8.Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 30, 2019 and December 31, 2018:

		September 30, 2019		December 31, 2018
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$43.4	$43.4	$234.6	$234.6
Financial Liabilities:
Short-term borrowings	Level 2	74.0	74.0	1.8	1.8
Floating Rate Senior notes due January 25, 2019	Level 2	0.0	0.0	300.0	299.9
2.45% Senior notes due December 15, 2019	Level 2	300.0	299.7	300.0	297.4
Term loan due May 1, 2022	Level 2	300.0	300.0	0.0	0.0
2.45% Senior notes due August 1, 2022	Level 2	299.8	303.0	299.7	289.7
2.875% Senior notes due October 1, 2022	Level 2	399.9	409.1	399.9	393.0
3.15% Senior notes due August 1, 2027	Level 2	424.6	441.8	424.6	400.0
3.95% Senior notes due August 1, 2047	Level 2	397.3	434.4	397.2	363.7
Business Acquisition Liabilities	Level 3	214.7	214.7	23.0	23.0
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	(0.3)	(0.3)	(3.0)	(3.0)
Interest Rate Swap Lock Agreement asset (liability)	Level 2	(40.6)	(40.6)	(7.0)	(7.0)

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the nine months ended September 30, 2019.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The business acquisition liabilities represent the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration will be evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs.  Subsequent to the date of the Flawless Acquisition, the Company increased the estimate of the contingent consideration liability by $17.0 from $182.0 to $199.0 based on the revised valuation due to updated sales forecasts as well as the passage of time.  The charge was recorded to SG&A expense in both the Consumer Domestic and Consumer International Segments.  During the second quarter of 2019, the Company reversed the full $7.3 contingent liability associated with the Passport Acquisition based on the revised valuation due to updated sales forecasts.  The reduction was recorded in SG&A in the SPD segment.  A portion of the business acquisition liabilities are included in accounts payable and accrued expenses.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of September 30, 2019 and December 31, 2018.
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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign exchange contracts	$208.9	$146.6
Interest rate swap	$300.0	$300.0
Interest rate swap lock	$300.0	$250.0
Diesel fuel contracts	6.1 gallons	8.2 gallons
Commodities contracts	77.2 pounds	94.7 pounds
Derivatives not designated as hedging instruments
Equity derivatives	$26.0	$21.0

Excluding the Interest Rate Swap Lock Agreement disclosed in Note 8, the fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements.

10.	Acquisitions

On May 1, 2019, the Company closed on its previously announced acquisition of the FLAWLESS™ and FINISHING TOUCH™ hair removal business (the “Flawless Acquisition”) from Ideavillage Products Corporation (“Ideavillage”). The Company paid $475.0 at closing and will make an additional earn-out payment up to a maximum of $425.0 in cash, based on a trailing twelve-month net sales target ending no later than December 31, 2021. The transaction was funded with a three-year term loan and commercial paper borrowings. The Company anticipates there will be a six-month integration transition period in which the net cash received from Ideavillage will be accounted for as other revenue as a component of net sales. The Company will purchase the inventory following the transition period, at such time, the Company will be the principal party to the transaction. FLAWLESS is managed in the Consumer Domestic and Consumer International segments and represents an addition to our specialty haircare portfolio which includes BATISTE dry shampoo, VIVISCAL hair thinning supplements, and TOPPIK hair fibers.

The preliminary fair values of the net assets acquired are set forth as follows:

Flawless
Acquisition Date
Preliminary
Fair Value
Trade name	$447.3
Other intangible assets	121.8
Goodwill	87.9
Contingent consideration	(182.0)
Cash purchase price	$475.0

The goodwill and other intangible assets associated with the Flawless Acquisition are deductible for U.S. tax purposes.  The life of the amortizable intangible assets recognized from the Flawless Acquisition ranges from 15 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company.  Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.  The liability will be reassessed at each balance sheet date until the completion of the earn-out period.  Ideavillage will help support the business through a separate long-term transition services agreement.

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

The life of the amortizable intangible assets recognized from the Passport Acquisition ranges from 10 - 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact is not material to the Company’s consolidated financial results.     The contingent liability will be reassessed at each balance sheet date leading up to December 31, 2020.

The goodwill and other intangible assets associated with the Passport Acquisition are not deductible for U.S. tax purposes.

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	September 30, 2019				December 31, 2018
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$1,025.4	$(206.6)	$818.8	3-20	$578.6	$(175.2)	$403.4
Customer Relationships	584.8	(246.1)	338.7	15-20	506.3	(220.8)	285.5
Patents/Formulas	211.4	(69.9)	141.5	4-20	165.4	(61.5)	103.9
Non-Compete Agreement	0.4	(0.4)	0.0	5-10	0.4	(0.3)	0.1
Total	$1,822.0	$(523.0)	$1,299.0		$1,250.7	$(457.8)	$792.9

Indefinite Lived Intangible Assets - Gross Carrying Amount

	September 30,	December 31,
	2019	2018
Trade Names	$1,478.3	$1,481.1

Intangible amortization expense was $25.2 and $17.6 for the third quarter of 2019 and 2018, respectively.  Intangible amortization expense amounted to $65.5 and $53.4 for the first nine months of 2019 and 2018, respectively.  The Company estimates that intangible amortization expense will be approximately $90.0 in 2019 and approximately $98.0 to $89.0 annually over the next five years.

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

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2018	$1,633.2	$223.7	$136.0	$1,992.9
Flawless acquired goodwill	74.7	13.2	0.0	87.9
Other	0.0	(1.3)	0.0	(1.3)
Balance at September 30, 2019	$1,707.9	$235.6	$136.0	$2,079.5

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

A summary of the Company’s lease information is as follows:
		September 30,
	Classification	2019
Assets
Right of use assets	Other Assets	$152.8

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$16.1
Long-term lease liabilities	Deferred and Other Long-term Liabilities	145.9
Total lease liabilities		$162.0

Other information
Weighted-average remaining lease term (years)		11.5
Weighted-average discount rate		4.9%

	Three Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2019
Statement of Income
Lease cost(1)	$6.5	$18.1

Other information
Leased assets obtained in exchange for new lease liabilities(2)	$2.0	$59.1
Cash paid for amounts included in the measurement of lease liabilities	$6.1	$18.2
(1)

Lease expense is included in cost of sales or SG&A expenses based on the nature of the lease.  Short-term lease expense is excluded from this amount and is not material.  The Company also has certain variable leases which are not material.  The noncash component of lease expense for the nine months ended September 30, 2019 was $13.2 and is included in the Amortization caption in the condensed consolidated statement of cash flows.

(2)

In June 2019, the Company amended an operating lease for one of its manufacturing facilities to extend the lease an additional ten years through 2033.  The amendment resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $53.0 recorded in the second quarter of 2019.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2019	$6.0
2020	22.6
2021	22.7
2022	20.5
2023	16.2
2024 and thereafter	126.0
Total future minimum lease commitments	214.0
Less: Imputed Interest	(52.0)
Present value of lease liabilities	$162.0

13.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
Trade accounts payable	$449.0	$430.2
Accrued marketing and promotion costs	116.2	116.2
Accrued wages and related benefit costs	73.5	84.2
Other accrued current liabilities	115.7	94.5
Total	$754.4	$725.1

14.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	September 30,	December 31,
	2019	2018
Short-term borrowings
Commercial paper issuances	$69.9	$0.0
Various debt due to international banks	4.1	1.8
Total short-term borrowings	$74.0	$1.8

Long-term debt
Floating Rate Senior notes due January 25, 2019	$0.0	$300.0
2.45% Senior notes due December 15, 2019	300.0	300.0
Term loan due May 1, 2022	300.0	0.0
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	(0.2)	(0.3)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.1)	(0.1)
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.4)	(0.4)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.7)	(2.8)
Debt issuance costs, net	(12.1)	(13.1)
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	(0.3)	(3.0)
Total long-term debt	2,109.2	2,105.3
Less: current maturities	(299.6)	(596.5)
Net long-term debt	$1,809.6	$1,508.8

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

15.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2017	$(31.6)	$(0.6)	$(4.2)	$(36.4)
Adoption of new accounting pronouncements	(0.3)	0.1	(0.4)	(0.6)
Other comprehensive income (loss) before reclassifications	(6.6)	0.0	0.5	(6.1)
Amounts reclassified to consolidated statement of income (a) (b)	0.0	0.0	0.6	0.6
Tax benefit (expense)	0.0	0.0	(0.4)	(0.4)
Other comprehensive income (loss)	(6.6)	0.0	0.7	(5.9)
Balance at September 30, 2018	$(38.5)	$(0.5)	$(3.9)	$(42.9)

Balance at December 31, 2018	$(42.5)	$0.9	$(12.0)	$(53.6)
Other comprehensive income (loss) before reclassifications	(4.1)	0.0	(37.1)	(41.2)
Amounts reclassified to consolidated statement of income (a) (b)	1.9	0.0	3.8	5.7
Tax benefit (expense)	0.0	0.0	8.4	8.4
Other comprehensive income (loss)	(2.2)	0.0	(24.9)	(27.1)
Balance at September 30, 2019	$(44.7)	$0.9	$(36.9)	$(80.7)

(a)	Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.

(b)	The Company reclassified a loss of $2.8 and a loss of $0.6 to the condensed consolidated statement of income during the three months ended September 30, 2019 and 2018, respectively.

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

b. As of September 30, 2019, the Company had commitments of approximately $227.3.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of September 30, 2019, the Company had various guarantees and letters of credit totaling $4.9.

d. In connection with the Company’s acquisition of Agro BioSciences, Inc. (the “Agro Acquisition”) on January 17, 2017, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance in 2019. The initial fair value of this contingent liability was $17.8, which was established in the purchase price allocation.  Subsequent to the Agro Acquisition, the Company decreased the estimate of the contingent consideration liability by $2.1 to $15.7 based on updated sales forecasts.  The reduction was recorded in SG&A in the SPD segment.  There were no changes to the liability during the third quarter of 2019 and the final liability will be determined at December 31, 2019.

In connection with the Passport Acquisition, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance through 2020.  The initial fair value of this contingent liability was $7.3, which was established in the purchase price allocation.  During the second quarter of 2019, the Company reversed the full $7.3 ($5.5 after tax or $0.02 diluted per share) contingent liability based on the revised valuation due to updated sales forecasts.  The reduction was recorded in SG&A in the SPD segment.  The contingent liability will be reassessed at each balance sheet date leading up to December 31, 2020.

In connection with the Flawless Acquisition, the Company is obligated to pay an additional amount of up to $425.0 based on sales performance through 2021.  The initial fair value of this contingent liability was $182.0, which was established in the preliminary purchase price allocation.  Subsequent to the date of the Flawless Acquisition, the Company increased the estimate of the contingent consideration liability by $17.0 ($12.7 after tax or $0.05 diluted per share) from $182.0 to $199.0 based on the revised valuation due to updated sales forecasts as well as the passage of time.  The charge was recorded to SG&A expense in both the Consumer Domestic and Consumer International Segments.  The liability will be reassessed at each balance sheet date until the completion of the earn-out period.  Ideavillage will help support the business through a separate long-term transition services agreement.

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

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Purchases by Company	$10.5	$11.9	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.9	$0.9
Outstanding Accounts Receivable	$0.3	$0.4	$0.7	$0.6
Outstanding Accounts Payable	$1.2	$1.2	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.9	$1.9	$1.6	$1.6

(1)	Billed by the Company and recorded as a reduction of SG&A expenses.

18.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of September 30, 2019, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively.  The Company’s equity in earnings of Armand and ArmaKleen for the three and nine months ended September 30, 2019 and 2018 are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2019	$827.6	$186.4	$75.4	$0.0	$1,089.4
Third Quarter 2018	784.9	174.1	78.6	0.0	1,037.6
First Nine Months of 2019	$2,431.8	$559.7	$222.0	$0.0	$3,213.5
First Nine Months of 2018	2,310.4	530.9	230.2	0.0	3,071.5

Income before Income Taxes(2)
Third Quarter 2019	$165.9	$22.1	$10.5	$2.1	$200.6
Third Quarter 2018	149.6	21.9	13.3	2.5	187.3
First Nine Months of 2019	$484.8	$67.4	$38.3	$5.5	$596.0
First Nine Months of 2018	428.3	67.6	40.5	7.0	543.4

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $2.8 and $1.9 for the three months ended September 30, 2019 and September 30, 2018, respectively, and were $7.5 and $4.5 for the nine months ended September 30, 2019 and September 30, 2018, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Household Products	$463.5	$448.9	$1,371.1	$1,291.8
Personal Care Products	364.1	336.0	1,060.7	1,018.6
Total Consumer Domestic	827.6	784.9	2,431.8	2,310.4
Total Consumer International	186.4	174.1	559.7	530.9
Total SPD	75.4	78.6	222.0	230.2
Total Consolidated Net Sales	$1,089.4	$1,037.6	$3,213.5	$3,071.5

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

Recent Developments

Flawless Acquisition

On May 1, 2019, we closed on our previously announced acquisition of the FLAWLESS™ and FINISHING TOUCH™ hair removal business (“Flawless” and the acquisition, the “Flawless Acquisition”) from Ideavillage Products Corporation (“Ideavillage”). We paid $475.0 at closing and will make an additional earn-out payment up to a maximum of $425.0 in cash, based on a trailing twelve-month net sales target ending no later than December 31, 2021. The transaction was funded with a three-year term loan and commercial paper borrowings. We anticipate there will be a six-month integration transition period in which the net cash received from Ideavillage will be accounted for as other revenue as a component of net sales. We will purchase the inventory following the transition period, at such time, we will be the principal party to the transaction.  FLAWLESS is managed in the Consumer Domestic and Consumer International segments and represents an addition to our specialty haircare portfolio which includes BATISTE dry shampoo, VIVISCAL hair thinning supplements, and TOPPIK hair fibers.  Ideavillage will help support the business through a separate long-term transition services agreement.

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

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	September 30, 2019	Prior Year	September 30, 2018
Net Sales	$1,089.4	5.0%	$1,037.6
Gross Profit	$507.7	10.3%	$460.1
Gross Margin	46.6%	+230 basis points	44.3%
Marketing Expenses	$125.2	3.9%	$120.5
Percent of Net Sales	11.5%	-10 basis points	11.6%
Selling, General & Administrative Expenses	$165.7	22.4%	$135.4
Percent of Net Sales	15.2%	+220 basis points	13.0%
Income from Operations	$216.8	6.2%	$204.2
Operating Margin	19.9%	+20 basis points	19.7%
Net income per share - Diluted	$0.62	6.9%	$0.58

	Nine Months Ended	Change vs.	Nine Months Ended
	September 30, 2019	Prior Year	September 30, 2018
Net Sales	$3,213.5	4.6%	$3,071.5
Gross Profit	$1,460.0	6.8%	$1,366.5
Gross Margin	45.4%	+90 basis points	44.5%
Marketing Expenses	$352.4	-1.2%	$356.8
Percent of Net Sales	10.9%	-70 basis points	11.6%
Selling, General & Administrative Expenses	$462.6	12.4%	$411.4
Percent of Net Sales	14.4%	+100 basis points	13.4%
Income from Operations	$645.0	7.8%	$598.3
Operating Margin	20.1%	+60 basis points	19.5%
Net income per share - Diluted	$1.87	10.0%	$1.70

Diluted Net Income per share was $0.62 in the third quarter of 2019 as compared to $0.58 in the third quarter of 2018. Diluted Net Income per share was $1.87 in the first nine months of 2019 as compared to $1.70 in the same period in 2018.

During the second quarter and third quarter of 2019, respectively, we increased the estimate of the contingent liability by $5.0 ($3.7 after tax or $0.01 diluted per share) and $12.0 ($9.0 after tax or $0.04 diluted per share) associated with the Flawless Acquisition, for a total of $17.0, based on updated sales forecasts and the passage of time.  In the second quarter of 2019 we reversed the full contingent liability of $7.3 ($5.5 after tax or $0.02 diluted per share) associated with the acquisition of Passport Food and Safety Solutions, Inc. (“Passport,” and the acquisition, the “Passport Acquisition”), based on updated sales forecasts.  These contingent liability adjustments were recorded in SG&A expense.

During the second quarter of 2019, we decided to sell and subsequently sold our consumer business in Brazil, and recorded a pre- and post- tax charge of $7.6 ($0.03 diluted per share) in selling and general administrative expenses.

Net Sales

Net sales for the quarter ended September 30, 2019 were $1,089.4, an increase of $51.8 or 5.0% as compared to the same period in 2018.  Net sales for the nine months ended September 30, 2019 were $3,213.5, an increase of $142.0 or 4.6% over the comparable nine month period of 2018.  The components of the net sales increase are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consolidated	2019	2019
Product volumes sold	(0.7)%	0.5%
Pricing/Product mix	4.3%	3.9%
Foreign exchange rate fluctuations	(0.6)%	(0.7)%
Acquired product lines (1)	2.0%	0.9%
Net Sales increase	5.0%	4.6%

(1)

On March 8, 2018, we completed the Passport Acquisition.  On May 1, 2019, we completed the Flawless Acquisition.  The results of these acquisitions are included in our results since the date of acquisition.

For the three months ended September 30, 2019, the volume change reflects increased product sales in the Consumer International segment, with volume declines in Specialty Products (“SPD”) and Consumer Domestic segments. Price/mix was favorable in the Consumer Domestic and Consumer International segments, but was partially offset by unfavorable price/mix in the SPD segment. For the nine months ended September 30, 2019, the volume change primarily reflects increased product sales in the Consumer International segment, with volume declines in SPD and Consumer Domestic segments and price/mix was favorable in all three segments.

Gross Profit / Gross Margin

Our gross profit was $507.7 for the three months ended September 30, 2019, a $47.6 increase as compared to the same period in 2018.  Gross margin increased 230 basis points (“bps”) in the third quarter of 2019 compared to the same period in 2018, primarily due to favorable price/volume mix of 180 bps, productivity programs of 120 bps, the impact of higher margins on acquired businesses of 100 bps, partially offset by higher commodity and transportation costs of 110 bps and manufacturing cost increases of 150 bps and unfavorable foreign exchange rates of 10 bps.  In addition, in mid-2018, as part of the Tier 2 tariff regulation, the United States Trade Representative (“USTR”) imposed tariffs on certain products of ours that are imported from China. Subsequently, we appealed.  In the third quarter of 2019, the USTR ruled in our favor with respect to some of the products and granted us a retroactive adjustment and a one year forward exemption. As a result, our 2019 third quarter gross margin was favorably impacted by 100 bps.

Gross profit was $1,460.0 for the nine months ended September 30, 2019, a $93.5 increase compared to the same period of 2018.  Gross margin increased 90 bps in the first nine months of 2019 compared to the same period in 2018, primarily due to favorable price/volume mix of 150 bps, productivity programs of 130 bps, the impact of higher margins on acquired businesses of 50 bps, favorable impact of 30 bps due to the USTR ruling in favor of our appeal of Tier 2 tariffs on certain products, partially offset by manufacturing cost increases of 200 bps and higher commodity costs of 70 bps.

Operating Expenses

Marketing expenses for the three months ended September 30, 2019 were $125.2, an increase of $4.7 or 3.9% as compared to the same period in 2018. Marketing expenses as a percentage of net sales in the third quarter of 2019 decreased by 10 bps to 11.5% as compared to 11.6% in the same period in 2018 due to 50 bps of leverage on higher net sales partially offset by 40 bps on higher expenses.  Marketing expenses for the nine months ended September 30, 2019 were $352.4, a decrease of $4.4 or 1.2% as compared to the same period in 2018. Marketing expenses as a percentage of net sales for the first nine months of 2019 decreased by 70 bps to 10.9% as compared to 11.6% in the same period in 2018 due to 50 bps of leverage on higher net sales and 20 bps on lower expenses.

Selling, general and administrative (“SG&A”) expenses were $165.7 in the third quarter of 2019, an increase of $30.3 or 22.4% as compared to the same period in 2018. SG&A as a percentage of net sales increased 220 bps to 15.2% in the third quarter of 2019 as compared to 13.0% in the same period in 2018.  The increase is due to 280 bps on higher expenses, partially offset by 60 bps of leverage associated with higher sales.  SG&A for the first nine months of 2019 was $462.6, an increase of $51.2 or 12.4% as compared to the same period in 2018.  SG&A as a percentage of net sales increased 100 bps to 14.4% in the first nine months of 2019 compared to 13.4% in 2018 due to 160 bps on higher expenses, partially offset by 60 bps of leverage associated with higher sales.  The higher expenses for both the three and nine month periods ended September 30, 2019 is primarily due to transition and ongoing acquisition-related costs (including amortization expense and the $12.0 and $17.0 Flawless earnout adjustment for the three and nine month periods respectively) and the charge associated with selling our consumer business in Brazil of $7.6, partially offset by the reversal of a $7.3 contingent consideration liability associated with the Passport Acquisition.

Other Income and Expenses

Other expense, net for the three and nine months ended September 30, 2019 decreased $0.6 and $3.2 respectively, compared to the same period in 2018 primarily due to the effect of changes in foreign exchange rates.

Interest expense for the three and nine months ended September 30, 2019 decreased $0.5 and $4.1 respectively, as compared to the same period in 2018 primarily due to the repayment of the $300.0 Floating Rate Senior Notes that matured on January 25, 2019. This was partially offset by interest on the $300.0 unsecured term loan credit facility entered into on May 1, 2019.

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2019 was 21.6% and 20.9% respectively, compared to 21.9% and 21.6% in the same periods in 2018.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of September 30, 2019, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively.  Our equity in earnings of Armand and ArmaKleen for the three and nine months ended September 30, 2019 and 2018 are included in the Corporate segment.  Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and nine months ended September 30, 2019 and September 30, 2018 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2019	$827.6	$186.4	$75.4	$0.0	$1,089.4
Third Quarter 2018	784.9	174.1	78.6	0.0	1,037.6
First Nine Months of 2019	$2,431.8	$559.7	$222.0	$0.0	$3,213.5
First Nine Months of 2018	2,310.4	530.9	230.2	0.0	3,071.5

Income before Income Taxes(2)
Third Quarter 2019	$165.9	$22.1	$10.5	$2.1	$200.6
Third Quarter 2018	149.6	21.9	13.3	2.5	187.3
First Nine Months of 2019	$484.8	$67.4	$38.3	$5.5	$596.0
First Nine Months of 2018	428.3	67.6	40.5	7.0	543.4

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $2.8 and $1.9 for the three months ended September 30, 2019 and September 30, 2018, respectively, and were $7.5 and $4.5 for the nine months ended September 30, 2019 and September 30, 2018, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.

 Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Household Products	$463.5	$448.9	$1,371.1	$1,291.8
Personal Care Products	364.1	336.0	1,060.7	1,018.6
Total Consumer Domestic	827.6	784.9	2,431.8	2,310.4
Total Consumer International	186.4	174.1	559.7	530.9
Total SPD	75.4	78.6	222.0	230.2
Total Consolidated Net Sales	$1,089.4	$1,037.6	$3,213.5	$3,071.5

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2019 were $827.6, an increase of $42.7 or 5.4% as compared to the same period in 2018.  Consumer Domestic net sales for the nine months ended September 30, 2019 were $2,431.8 an increase of $121.4 or 5.3% as compared to the same period in 2018. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer Domestic	2019	2019
Product volumes sold	(1.8)%	(0.6)%
Pricing/Product mix	5.1%	4.8%
Acquired product lines (1)	2.1%	1.1%
Net Sales increase	5.4%	5.3%

(1)	Includes the Flawless Acquisition since the date of acquisition.

The increase in net sales for the three months ended September 30, 2019, reflects the impact of the Flawless Acquisition, higher sales of ARM & HAMMER liquid laundry detergent, WATERPIK oral care products, VITAFUSION and L’IL CRITTERS gummy vitamins, BATISTE dry shampoo, ARM & HAMMER clumping cat litter, and ARM & HAMMER scent booster.  The increase in net sales for the nine month period ending September 30, 2019, reflects the impact of the Flawless Acquisition, higher sales of ARM & HAMMER liquid detergent, WATERPIK oral care products, ARM & HAMMER clumping cat litter, ARM & HAMMER scent booster, XTRA liquid laundry detergent, BATISTE dry shampoo, and VITAFUSION and L’IL CRITTERS gummy vitamins.

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

Consumer Domestic income before income taxes for the third quarter of 2019 was $165.9, a $16.3 increase as compared to the third quarter of 2018.  The increase is due primarily to favorable price/mix of $51.0 and favorable manufacturing and distribution costs of $2.5 (including the tariff recovery), partially offset by higher SG&A costs of $24.0 (in large part due to the Flawless earn-out charge and other costs associated with the Flawless Acquisition), lower volumes of $10.0, and higher marketing expenses costs of $3.7.

For the nine month period ended September 30, 2019, income before income taxes was $484.8, a $56.5 increase as compared to the first nine months of 2018.  The increase is due primarily to favorable price/mix of $114.9, lower marketing expenses of $7.6 and lower interest and other expenses of $3.8, partially offset by higher SG&A costs of $40.3 (in large part due to the Flawless earn-out charge and other costs associated with the Flawless Acquisition), unfavorable manufacturing and distribution costs of $17.2 (which includes the benefit of the third quarter tariff recovery), and lower volumes of $12.8.

Consumer International

Consumer International net sales were $186.4 in the third quarter of 2019, an increase of $12.3 or 7.1% as compared to the same period in 2018.  Consumer International net sales in the first nine months of 2019 were $559.7, an increase of $28.8 or approximately 5.4% as compared to the same period in 2018.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer International	2019	2019
Product volumes sold	5.4%	7.8%
Pricing/Product mix	3.3%	1.0%
Foreign exchange rate fluctuations / Other	(3.3)%	(4.1)%
Acquired product lines (1)	1.7%	0.7%
Net Sales increase	7.1%	5.4%

(1)	Includes the Flawless Acquisition since the date of acquisition.

Excluding the impact of foreign exchange rates and the Flawless Acquisition, higher sales in the third quarter ended September 30, 2019 were driven primarily by BATISTE dry shampoo and VITAFUSION gummy vitamins in the Global Markets Group (formerly export business), ARM & HAMMER liquid laundry detergent and STERIMAR in Mexico, BATISTE in Australia and Germany, and WATERPIK in the Global Markets Group, Canada, U.K., Australia, and France.  For the nine months ended September 30, 2019 higher sales were driven primarily by VITAFUSION & L’IL CRITTERS gummy vitamins, FEMFRESH, BATISTE and STERIMAR in the Global Markets Group business, ARM & HAMMER cat litter and liquid laundry detergent, GRAVOL and TROJAN in Canada, ARM & HAMMER liquid laundry detergent and STERIMAR in Mexico, and BATISTE and ANUSOL in the U.K.  WATERPIK sales grew across the Global Markets Group business, U.K., Canada, Australia, and France.

Consumer International income before income taxes was $22.1 in the third quarter of 2019, an increase of $0.2 compared to the same period in 2018 due primarily to favorable price/mix of $9.4, higher sales volumes of $5.2 and lower interest and other expenses of $0.4, partially offset by higher SG&A costs of $6.2 (in part due to the Flawless earn-out charge and other costs associated with the Flawless Acquisition), unfavorable manufacturing costs of $5.6, higher marketing expenses of $1.8, and unfavorable foreign exchange rates of $1.4.  For the first nine months of 2019, income before income taxes was $67.4, a $0.2 decrease as compared to the same period in 2018, due primarily to higher SG&A costs of $18.6 (in part due to the Flawless earn-out charge and other costs associated with the Flawless Acquisition), unfavorable manufacturing costs of $11.2, higher marketing expenses of $6.5, and unfavorable foreign exchange rates of $4.0, partially offset by higher sales volumes of $23.3, favorable price/mix of $14.5, and lower interest and other expenses of $2.3.  The higher SG&A costs for the nine months also include the $7.6 charge associated with the sale of the Consumer business in Brazil.

Specialty Products (“SPD”)

SPD net sales were $75.4 in the third quarter of 2019, a decrease of $3.2 or 4.1% as compared to the same period in 2018.  SPD net sales were $222.0 for the first nine months of 2019, a decrease of $8.2, or 3.6% as compared to the same period of 2018.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - SPD	2019	2019
Product volumes sold	(3.1)%	(4.8)%
Pricing/Product mix	(1.0)%	0.2%
Acquired product lines (1)	(—)%	1.0%
Net Sales increase	(4.1)%	(3.6)%
(1)	Includes net sales of Passport since the date of acquisition.

Excluding the impact of the acquisition, the net sales decrease in the third quarter and nine month period of 2019 was driven by lower volumes in the animal and food production business.  Demand in the dairy industry is significantly reduced due to low dairy farm profitability.

SPD income before income taxes was $10.5 in the third quarter of 2019, a decrease of $2.8 as compared to the same period in 2018 due to higher SG&A costs of $1.5, lower sales volumes of $0.9, unfavorable price/product mix of $0.8, higher marketing costs of $0.2, and unfavorable manufacturing costs of $0.1, partially offset by lower interest and other expenses of $0.6.  SPD income before income taxes was $38.3 in the first nine months of 2019, a decrease of $2.2 as compared to the same period in 2018 due to higher SG&A costs of $4.8 (in part due to costs associated with the Passport acquisition), lower sales volumes of $3.4, and unfavorable manufacturing costs of $3.1, partially offset by the reversal of a $7.3 contingent consideration liability associated with the Passport acquisition, favorable price/product mix of $0.4, lower marketing costs of $0.2, and lower interest and other expenses of $1.2.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the third quarter of 2019 and 2018.  The Corporate segment income before income taxes was $2.1 in the third quarter of 2019, as compared to $2.5 in the same period in 2018.  The Corporate segment income before income taxes was $5.5 for the first nine months of 2019, as compared to $7.0 in the same period in 2018.

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

As of September 30, 2019, we had $114.7 in cash and cash equivalents, and approximately $927.0 available through the revolving facility under our Credit Agreement and our commercial paper program.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

We repatriate excess cash held at our foreign subsidiaries. We repatriated approximately $28.0 during the first nine months of 2019. As of September 30, 2019, there is $67.0 of cash and cash equivalents held at foreign subsidiaries.

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

In connection with the evergreen share repurchase program, in January 2019, we executed open market purchases of $100.0 of our Common Stock.

In September 2019, we executed open market purchases of $150.0 of our Common Stock of which $50.0 was purchased under the evergreen share repurchase program and $100.0 was purchased under the 2017 Share Repurchase Program.  As a result of our treasury stock purchases, there remained $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of September 30, 2019.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to meet our capital expenditure program costs, which are expected to be approximately $80.0 in 2019, fund our share repurchase programs to the extent implemented by management, pay the upcoming maturing notes and pay dividends at the latest approved rate.  Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.  We did not have any mandatory fixed rate debt principal payments in 2018.  We paid the $300.0 Floating Rate Senior Notes that matured on January 25, 2019 with cash on hand and commercial paper.  The $300.0 Senior Notes (2.45%) will mature on December 15, 2019 and we currently intend to repay or redeem these notes with cash on hand and commercial paper borrowing if necessary.

Cash Flow Analysis

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Net cash provided by operating activities	$617.5	$568.0
Net cash used in investing activities	$(519.0)	$(82.3)
Net cash used in financing activities	$(298.6)	$(574.1)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital.  Our net cash provided by operating activities in the nine months ended September 30, 2019 increased by $49.5 to $617.5 as compared to $568.0 in the same period in 2018 due to higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, and non-cash compensation) partially offset by an increase in working capital.  The change in working capital is primarily due to a larger increase in accounts receivable due to the timing of sales and a smaller increase in accounts payable and accrued expenses due to higher incentive compensation and profit sharing payments partially offset by our continued program to extend payment terms with our suppliers.  However, we measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended September 30, 2019 and 2018:

	As of
	September 30, 2019	September 30, 2018	Change
Days of sales outstanding in accounts receivable ("DSO")	32	31	1
Days of inventory outstanding ("DIO")	60	59	1
Days of accounts payable outstanding ("DPO")	69	68	(1)
Cash conversion cycle	23	22	1

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two period average method, remained consistent compared to the same period in 2018. The cash conversion cycle is generally unchanged from a year ago.  We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2019 was $519.0, primarily reflecting $475.0 for the Flawless Acquisition, and $39.7 for property, plant and equipment additions.  Net cash used in investing activities during the first nine months of 2018 was $82.3, primarily reflecting $49.8 for the Passport Acquisition, and $30.4 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first nine months of 2019 was $298.6, reflecting $250.0 of repurchases of our common stock (“Common Stock”), $168.2 of cash dividend payments, partially offset by $72.4 of net debt borrowings and $49.8 of proceeds from stock option exercises.  Net cash used in financing activities during the first nine months of 2018 was $574.1, reflecting $200.0 of repurchases of our common stock (“Common Stock”), $159.6 of cash dividend payments, $269.5 of debt payments, partially offset by $58.0 of proceeds from stock option exercises.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade, marketing and SG&A spending; marketing and SG&A expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the increase in the number of gummy dietary supplement competitors; the Company’s hedge programs; the impact of foreign exchange, tariffs, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures (and any related earn-out estimates); capital expenditures; the Company’s effective tax rate; the impact of the Tax Cuts and Jobs Act; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt and the repayment of outstanding notes as they become due; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events); unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space of private label products; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs, including the actual and potential effect of tariffs on Chinese goods imposed by the United States; issues relating to the Company’s information technology and controls; the impact of natural disasters on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs.  The following table contains information for shares repurchased during the third quarter of 2019.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs(4)
7/1/2019 to 7/31/2019	0	0	0	$310,000,000
8/1/2019 to 8/31/2019	0	0	0	$310,000,000
9/1/2019 to 9/30/2019	2,043,750	$73.68	2,036,750	$210,000,000
Total	2,043,750	$73.68	2,036,750

(1)	Includes purchases by us and certain affiliated purchasers within the meaning of Rules 10b-18(a)(3) during the third quarter of 2019.
(2)	Includes shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.
(3)	Average price paid per share in the period includes commission.
(4)

In September 2019, the Company executed open market purchases of $150.0 of its Common Stock of which $50.0 was purchased under the evergreen share repurchase program and $100.0 was purchased under the 2017 Share Repurchase Program.  As a result of these stock repurchases, there remained $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of September 30, 2019.

ITEM 6.	EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 4, 2018.

	(3.2)	By-laws of the Company, amended and restated as of May 2, 2018, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on May 4, 2018.
•	(10.1)	First Amendment to Church & Dwight Co., Inc. Amended and Restated Omnibus Equity Compensation Plan.

•	(10.2)	Form of Award Agreement for CEO and EVPs Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	October 31, 2019	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	October 31, 2019	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)