Form 10-K
period 2019-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2020-02-18
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $17.4 billion.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the common stock (the “Common Stock”) of Church & Dwight Co., Inc. (the “Company”).  The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2019.

As of February 13, 2020, there were 245,659,577 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2020 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10‑K (this “Annual Report”).

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the increase in the number of gummy dietary supplement competitors; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, tariffs, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of the Tax Cuts and Jobs Act; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs, including the actual and potential effect of tariffs on Chinese goods imposed by the United States; increased or changing regulation regarding our products in the United States and other countries where we or our suppliers operate; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

For a description of additional factors that could cause actual results to differ materially from the forward-looking statements, please see Item 1A, “Risk Factors” in this Annual Report.

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

TABLE OF CONTENTS

PART I

PART II

PART III

10.	Directors, Executive Officers and Corporate Governance	90
11.	Executive Compensation	90
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
13.	Certain Relationships and Related Transactions, and Director Independence	90
14.	Principal Accounting Fees and Services	90
	PART IV
15.	Exhibits, Financial Statement Schedule	91

PART I

ITEM 1.	BUSINESS

OVERVIEW OF BUSINESS

We were founded in 1846 and incorporated in Delaware in 1925.  We develop, manufacture and market a broad range of consumer household and personal care products and specialty products focused on animal and food production, chemicals and cleaners. Our consumer products marketing efforts are focused principally on our 12 “power brands.” These well-recognized brand names include ARM & HAMMER® baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda based products; TROJAN® condoms, lubricants and vibrators; OXICLEAN® stain removers, cleaning solutions, laundry detergents and bleach alternatives; SPINBRUSH® battery-operated toothbrushes; FIRST RESPONSE® home pregnancy and ovulation test kits; NAIR® depilatories; ORAJEL® oral analgesic; XTRA® laundry detergent; L’IL CRITTERS® and VITAFUSION® gummy dietary supplements for children and adults, respectively; BATISTE® dry shampoo; WATERPIK® water flossers and showerheads, and FLAWLESS® hair removal products.

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

We believe that sustainable operations are both financially and operationally beneficial to our business, and critical to the health of the communities in which we operate. Accordingly, each year we publish a Sustainability Report that highlights our business and corporate responsibility commitments by detailing our financial, environmental, social and governance performance, including our metrics and targets. Our 2019 Sustainability Report is available on our web site at https://churchdwight.com/responsibility/sustainability-reports.aspx. References to our Sustainability Report are for informational purposes only and neither the Sustainability Report or the information on the Company’s website are incorporated by reference into this Annual Report on Form 10-K.

Our global sustainability platform is derived from our heritage and organizational values, and it is one of our leadership strategies. The following six pillars are the core focus of our sustainability efforts:

•	Our Brands: Delight consumers with our brands and contribute towards a more sustainable world.
•	Products: Provide safe and effective products for consumers and the environment.
•	Packaging: Utilize consumer friendly and environmentally responsible packaging.
•	Employees and Communities: Embrace the principles of good corporate citizenship and social responsibility within the communities we can impact.
•	Responsible Sourcing: Improve our suppliers’ environmental, labor, health & safety and ethical practices.
•

Environment: Minimize environmental impact of our global operations, with a focus on increased renewable energy usage, reduced water consumption and greenhouse gas emissions and solid waste to landfills.

In 2019, our continued progress in key areas of sustainability earned recognition from various third parties, including the 2019 Barron’s Most Sustainable Companies list and the EPA’s Green Power Partnership Top 100 list, Newsweek’s America’s Most Responsible Companies Top 100 List, the EPA’s Green Power Partnership Top 100 list, the JUST Capital “America’s Most Just Companies” list and the FTSE4Good Index Series.

Our Corporate Issues Council (the “Council”) guides the integration of sustainability with all parts of our business and drives continuous improvement in our sustainability approach and performance. The Council is comprised of senior executives representing all key functional areas across the company, including Human Resources, Law, Global Operations, Research & Development, Marketing and Sales. The Council takes the lead in defining and implementing our sustainability strategies across the six pillars of our global sustainability program. Its duties include allocating resources to appropriately address sustainability issues; reporting on our progress to drive continuous improvement in our sustainability approach and performance; and monitoring, prioritizing and addressing evolving standards and stakeholder requirements. As disclosed more fully in our Proxy Statement, our Board of Directors, acting principally through its Governance & Nominating Committee, oversee our sustainability program. While management has primary responsibility for stakeholder engagement, our Board of Directors is regularly informed about these efforts. Within the Board of Directors, the Governance & Nominating Committee is dedicated to this communication facilitation as a part of its oversight role. Our Independent Lead Director is responsible for ensuring that stockholder sustainability requests, recommendations and proposals are evaluated by the Committee, additional committees within the Board as appropriate, and then by the Board of Directors, if needed.

The Global Reporting Initiative defines “material issues” as those that “have a direct or indirect impact on an organization’s ability to create, preserve or erode economic, environmental or social value for itself, its stakeholders and society at large.” Defining our material issues, including environmental matters and reputational risk, is an ongoing process overseen by the Council. The Council established the six pillars of our sustainability program by collecting issues our various internal and external stakeholders expressed as sustainability priorities. The Council evaluates and ranks various risks and opportunities based on relative impact and likelihood. The Council evaluates and discusses the most significant sustainability issues, risks and opportunities we face and the functions within the Company that should be accountable for them. Our most significant sustainability issues, risks and opportunities are reflected within each of the six pillars of our sustainability program as set forth in our annual Sustainability Report. There are additional topics included in that Report that may not have reached the same level of significance but are provided for informational purposes. Note that the concept of “material issues” under Global Reporting Initiatives guidelines used for purposes of the Report differs from the concept of “materiality” for purposes of securities laws and disclosures required by the U.S. Securities and Exchange Commission’s (SEC) rules. In addition, the Report references the Sustainability Accounting Standards Board industry specific standards covering potential financially material issues.

FINANCIAL INFORMATION ABOUT SEGMENTS AND PRINCIPAL PRODUCTS

Refer to Note 17 to the consolidated financial statements included in this Annual Report and in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information concerning the results of each of our segments.

All domestic brand “rankings” contained in this Annual Report are based on dollar share rankings from ACNielsen AOC (All Outlets Combined) for the 52 weeks ended December 28, 2019. Foreign brand “rankings” are derived from several sources.

Recent Acquisitions

On May 1, 2019, we acquired the FLAWLESS® and FINISHING TOUCH® hair removal business (“Flawless” and the acquisition, the “Flawless Acquisition”) from Ideavillage Products Corporation (“Ideavillage”). We paid $475 million at closing and may make an additional contingent consideration payment up to a maximum of $425 million in cash, based on a trailing twelve-month net sales target ending no later than December 31, 2021.

Consumer Domestic

Our founders first marketed sodium bicarbonate, otherwise known as baking soda, in 1846 for use in home baking. Today, this product has a wide variety of uses in the home, including as a refrigerator and freezer deodorizer, scratch-free cleaner and deodorizer for kitchen surfaces and cooking appliances, bath additive, dentifrice, cat litter deodorizer and swimming pool pH stabilizer. We specialize in baking soda-based products, as well as other products which use the same raw materials or technology or which are sold in the same markets.  Our Consumer Domestic segment includes each of our 12 power brands, as well as other well-known brands and household and personal care products.  We divide the Consumer Domestic segment into household and personal care product groups.

Household Products

In 2019, household products constituted approximately 55% of our Consumer Domestic sales and approximately 42% of our consolidated net sales.

ARM & HAMMER Baking Soda remains the number one leading brand of baking soda in terms of consumer recognition of the brand name and reputation for quality and value. The cleaning and deodorizing properties of baking soda have led to the development of numerous baking soda-based household products. For example, we market ARM & HAMMER FRIDGE FRESH®, a refrigerator deodorizer equipped with a baking soda filter to help keep food tasting fresher, and ARM & HAMMER Carpet Deodorizer.  Our other primary household products include laundry detergents marketed under the ARM & HAMMER, OXICLEAN and XTRA brands, fabric softener sheets marketed under the ARM & HAMMER brand, cat litter under our ARM & HAMMER brand, and household cleaning products under the CLEAN SHOWER®, SCRUB FREE®, ORANGE GLO®, OXICLEAN and KABOOM® brands.  Our laundry detergents constitute our largest consumer business, measured by net sales.

Personal Care Products

In 2019, personal care products constituted approximately 45% of our Consumer Domestic sales and approximately 34% of our consolidated net sales.

Our personal care business was founded on the unique strengths of our ARM & HAMMER trademark and baking soda technology. We have expanded our personal care business through the acquisition of antiperspirants, oral care products, depilatories, reproductive health products, oral analgesics, nasal saline moisturizers, and dietary supplements under a variety of other leading brand names.

ARM & HAMMER Baking Soda, when used as a dentifrice, helps whiten and polish teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products that are marketed and sold nationally primarily under the ARM & HAMMER brand name. Our other personal care products include antiperspirants and deodorants under the ARRID® and ARM & HAMMER brands, condoms under the TROJAN brand (the number one condom brand in the U.S.), battery-operated toothbrushes under the SPINBRUSH brand (the number two leading brand of battery-operated toothbrushes in the U.S. in 2019), water flossers and showerheads under the WATERPIK brand (the number one water flosser and replacement showerhead brand in the U.S.), home pregnancy and ovulation test kits under the FIRST RESPONSE brand (the number one selling brand in the U.S.), hair-removal products under the NAIR, FLAWLESS and FINISHING TOUCH brands, oral analgesics and oral care products under the ORAJEL brand (the market leader in the toothache, canker sore, and children’s teething categories in the U.S.), children’s gummy dietary supplements under the L’IL CRITTERS brand and adult gummy dietary supplements under the VITAFUSION brand (both number one leading brands in their respective categories), a growing number of hair products under the BATISTE (the number one dry shampoo in the U,S.), VIVISCAL (the number one leading supplement for thinning hair), TOPPIK® (the number one leading brand of cosmetics for thinning hair), and XFUSION® brands, and nasal saline moisturizers and solutions under the SIMPLY SALINE® brand.

Consumer International

Our Consumer International segment markets a variety of personal care, household and over-the-counter products in international subsidiary markets, including Australia, Canada, France, Germany, Mexico and the United Kingdom and in over 130 global export markets around the world, including China and Japan.

Total Consumer International net sales represented approximately 17% of our consolidated net sales in 2019.  Net sales of the subsidiary businesses originating in Europe, Canada, Mexico and Australia accounted for 33%, 28%, 9% and 8%, respectively, of our 2019 international net sales in this segment. No other country in which we operate accounts for more than 15% of our total international net sales and no product line accounts for more than 20% of total international net sales.

Some of our U.S. Power Brands such as ARM & HAMMER, BATISTE, NAIR, OXICLEAN, TROJAN, L’IL CRITTERS, SPINBRUSH, WATERPIK, FLAWLESS and VITAFUSION are distributed in many of our international markets. In addition, we also export unique brands such as STERIMAR®, natural nasal decongestant out of France and FEMFRESH®, feminine hygiene portfolio out of the United Kingdom, to many countries around the world.

We also market the CURASH® line of babycare products in Australia, and GRAVOL® anti-nauseant and RUB-A535 topical analgesic in Canada and other international markets.  We also sell WATERPIK water flossers and showerheads in Australia, Canada, Germany, France, the United Kingdom, Mexico and in other international markets.

Specialty Products Division

Our Specialty Products Division (“SPD”) segment focuses on sales to businesses and participates in three product areas: Animal and Food Production, Specialty Chemicals and Specialty Cleaners, and accounted for approximately 7% of our consolidated net sales in 2019.

Animal and Food Production Products

Since the ARM & HAMMER Animal and Food Production business began in 1972, with its launch of ARM & HAMMER baking soda as a feed additive to help dairy cows produce more milk, we have built a leading portfolio of nutritional supplements designed to help improve the health and productivity of dairy cows.  Today our portfolio of dairy nutritional supplements includes brands such as MEGALAC® rumen bypass fat (licensed from Volac International Limited) – a supplement made from natural oils – which enables cows to maintain energy levels during the period of high milk production, resulting in improved milk yields.  In addition, we market a line of high quality protein and amino acid products, including BIO-CHLOR® and FERMENTEN®, which are designed to help reduce health issues associated with calving, as well as provide needed protein to ensure proper growth and milk production.

Over the last five years, we have expanded our product offerings to include unique prebiotics and probiotics.  CELMANAX® Refined Functional Carbohydrate is a yeast-based prebiotic that helps ensure a well-functioning gastrointestinal track in dairy cows, beef cattle, poultry and other livestock.  On May 1, 2017, we acquired the Agro Biosciences, Inc. business and we now market the CERTILLUS® family of probiotics products in the poultry, dairy, beef and swine industries.  On March 8, 2018, we acquired Passport Food Safety Solutions, Inc., focused on providing pre- and post-harvest food safety solutions for beef, poultry, and swine primarily for the application to carcasses to reduce food borne pathogens.

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

We and Occidental Chemical Corporation are equal partners in a joint venture, Armand Products Company, which manufactures and markets potassium carbonate and potassium bicarbonate for sale in domestic and international markets. The potassium-based products are used in a wide variety of applications, including agricultural products, specialty glass and ceramics, and potassium silicates. Armand also manufactures a potassium carbonate-based animal feed additive for sale by the Company in the dairy industry, described above under “Animal and Food Production Products.”  These results are included in our Corporate segment.

Specialty Cleaners

We also provide a line of cleaning and deodorizing products for use in commercial and industrial applications such as office buildings, hotels, restaurants and other facilities.

We and Safety-Kleen Systems, Inc. (“Safety-Kleen”) are equal partners in a joint venture, ARMAKLEEN®, which has built a specialty cleaning products business based on our technology and Safety-Kleen’s sales and distribution organization. In North America, this joint venture distributes our proprietary product line of aqueous cleaners along with our ARMEX® blast media line, which is designed for the removal of a wide variety of surface coatings.  These results are included in our Corporate segment.

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

Because of the competitive retail environment, we face pricing pressure from our retail customers and customers selling through other channels, particularly high-volume retail customers including, internet-based retailers, who have increasingly sought to obtain pricing concessions or better trade terms that could reduce our margins. Furthermore, if we are unable to maintain price or trade terms acceptable to our customers, they could increase product purchases from competitors and reduce purchases from us, which would harm our sales and profitability.

Our competitors in the Consumer Domestic and Consumer International segments include Procter & Gamble Company (“P&G”), The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestle Purina PetCare Company, Henkel, Reckitt Benckiser Group plc, Johnson & Johnson, Ansell Limited, Pfizer Inc., Bayer AG, Alere Inc., NBTY, Inc., Koninklijke Philips N.V., Unilever PLC and Pharmavite LLC. Many of these companies have greater financial resources than we do and have the capacity to outspend us in their attempts to gain market share.  In addition, the growing number of sales channels and business models, such as niche brands, internet-only brands and discounter channels, have increased competition in certain product categories, such as oral care, from less well capitalized competitors.

Competition within our animal and food production and our specialty chemicals product lines is intense. The specialty chemicals business operates in a competitive environment influenced by capacity utilization, customers’ leverage and the impact of raw material and energy costs. Product introductions typically involve introductory educational costs in the year of launch, and we usually are not able to determine whether new products and line extensions will be successful until a period of time has elapsed following the introduction of new products or the extension of the product lines. Our key competitors with respect to our SPD segment are Cargill Incorporated, Lallemand Inc., Solvay Chemicals, Inc., Genesis Alkali and Natural Soda, Inc.  For additional discussion of the competitive environment in which we conduct our business, see Item 1A, "Risk Factors."

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

SEASONALITY

Our business is generally not seasonal, although the Consumer Domestic and Consumer International segments are affected by sales of SPINBRUSH battery-operated toothbrushes and WATERPIK water flossers (which typically are higher during the fall, in advance of the holiday season), sales of NAIR depilatories and waxes (which typically are higher in the spring and summer months),  sales of VITAFUSION and L’IL CRITTERS dietary supplements (which typically are slightly higher in the fourth quarter of each year, in advance of the cold and flu season and renewed commitments to health), and sales of FLAWLESS (which are typically higher in the second half of the year). In SPD, several of our Animal and Food Production products experience higher demand in warmer weather months creating higher seasonal demand in the second and third quarters of the year.

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

The cost of raw materials, including surfactants, diesel fuel and oil-based raw and packaging materials used primarily in our consumer businesses, were higher in 2019 relative to 2018, increasing our core commodity costs. Increases in the prices of certain raw materials could materially impact our costs and financial results if we are unable to pass such costs along in the form of price increases to our customers.

We utilize the services of third party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

Our trademarks appear in upper case letters throughout this Annual Report. The majority of our trademarks are registered with either the U.S. Patent and Trademark Office or with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by us since 1867 and is a valuable asset and important to the successful operation of our business. Our products are sold under many other valuable trademarks held by the Company, including TROJAN, NAIR, ORAJEL, WATERPIK, FIRST RESPONSE, XTRA, OXICLEAN, SPINBRUSH, BATISTE, SIMPLY SALINE, L’IL CRITTERS, VITAFUSION and FLAWLESS. Our portfolio of trademarks represents substantial value in the businesses using the trademarks.

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. Although we actively seek and maintain a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2019, 2018 and 2017, net sales to our largest customer, Walmart Inc. and its affiliates (“Walmart”), were 24%, 23% and 24% respectively, of our consolidated net sales. No other customer accounted for 10% or more of our consolidated net sales in the three-year period. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

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

The CPSC administers the Poison Prevention Packaging Act and has issued regulations requiring special child resistant packaging for certain products, including pharmaceuticals, dietary supplements, and dietary substances, containing certain ingredients (e.g., iron).

Our relationship with certain union employees is regulated by various agencies of the countries, states, provinces and other localities in which we sell our products.

Medical Device Clearance and Approval

To be commercially distributed in the U.S., a medical device must, unless exempt, receive clearance or approval from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”). For lower risk class II devices, we must generally submit a premarket notification requesting clearance for commercial distribution known as a “510(k)” clearance. Our condoms, lubricants, contact lens solution, wound wash, home pregnancy test kits and Waterpik professional dental products are regulated as class II devices. Some other low risk devices, including SPINBRUSH and other battery powered toothbrushes, and WATERPIK water flossers, are in class I and are generally exempted from the 510(k) requirement. To obtain 510(k) clearance, a device must be determined to be substantially equivalent in intended use and in safety and effectiveness to a benchmark device, or “predicate” that is already legally in commercial distribution. Any modification to a 510(k) cleared device that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, generally requires a new 510(k) clearance. We may determine that a new 510(k) clearance is not required, but if the FDA disagrees, it may retroactively require a 510(k) clearance and may require us to cease marketing or recall the modified device until 510(k) clearance is obtained.

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

It is unlawful to market as a dietary supplement any article that is approved as a new drug or is authorized for investigation as a new drug for which substantial clinical investigations have been instituted and made public, unless that article was first marketed as a dietary supplement or food. The FDA has authority to effectively void that restriction through the issuance of a regulation finding the article lawful. To date, the FDA has not exercised that rulemaking authority for any article.

Dietary ingredients that were not marketed in the U.S. before October 15, 1994 must be the subject of a new dietary ingredient notification submitted to the FDA at least 75 days before the initial marketing, unless the ingredient has been present in the food supply as an article used for food without being chemically altered. The notification must provide evidence of a history of use or other evidence establishing that use of the dietary ingredient is reasonably expected to be safe. The FDA may determine that notification does not provide an adequate basis to conclude that a new ingredient is reasonably expected to be safe, which could effectively prevent the marketing of the ingredient. In August of 2016, the FDA issued draft guidance governing notification of new dietary ingredients.  Although the draft guidance was issued for public comment and not for implementation, it is a strong indication of the FDA’s current thinking on the topics discussed in the guidance, including the FDA’s approach to enforcement. If the FDA enforces the applicable statutes and regulations in accord with the draft guidance, that could effectively change the status of dietary ingredients that the industry has marketed as “old” dietary ingredients to “new” dietary ingredients and may require submission of a new dietary ingredient notification.

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

The FDA’s cGMP regulations govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. As with OTC products, the FDA performs periodic audits to ensure that our dietary supplement facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representation made to consumers or to regulatory action against us related to the products made in that facility, seizure, injunction or recall. There is considerable uncertainty with respect to the FDA’s interpretation and implementation of the cGMP regulations. The failure of a manufacturing facility to comply with the cGMP regulations may render products manufactured in that facility adulterated and subjects those products and the manufacturer to a variety of potential FDA enforcement actions. The manufacturer, packer, or distributor of a dietary supplement marketed in the U.S. whose name appears on the label of the supplement is required to report serious adverse events associated with the use of that supplement to the FDA.

Additional legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements. The effect of additional domestic or international governmental legislation, regulations, or administrative orders, if and when promulgated, cannot be determined. New legislation or regulations may require the reformulation of certain products to meet new standards and require the recall or discontinuance of certain products not capable of reformulation.

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

EMPLOYEES

At December 31, 2019, we had approximately 4,800 employees. Internationally, we employ union employees in France, Mexico and New Zealand. We believe our relations with both our union and non-union employees are satisfactory.

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

We face intense competition from consumer products companies, both in the U.S. and in international markets.  Most of our products compete with other widely-advertised promoted and merchandised brands within each product category and from retailers, including supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar and other discount stores, pet and other specialty stores and websites and other e-commerce channels, which are increasingly offering private label and retailer-branded brands and generic non-branded products of our customers in certain categories, which typically are sold at lower prices.  In China, for example, we expect to face strong competition from certain local manufacturers offering generic products.

Our products generally compete on the basis of performance, brand recognition, price, value or other benefits to consumers.  Consumer products are subject to significant price competition.  As a result, we may need to reduce the prices for some of our products or increase prices by an amount that does not cover manufacturing cost increases, to respond to competitive and customer pressures and to maintain market share.  Any reduction in prices, or inability to raise prices sufficiently to cover manufacturing cost increases, would harm profit margins.  In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our sales growth and other results of operations would suffer.

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

Many of our competitors are large companies, including The Proctor & Gamble Company, The Clorox Company, Colgate-Palmolive Company, Henkel, Reckitt Benckiser Group plc, Johnson & Johnson, Nestle Purina PetCare Company, Ansell Limited, Alere Inc., Pfizer Inc., Bayer AG, S.C. Johnson & Son, Inc., Pharmavite LLC, Koninklijke Philips N.V., Unilever PLC and NBTY, Inc. Many of these companies have greater financial resources than we do, and, therefore, have the capacity to outspend us on advertising and promotional activities and introduce competing products more quickly and respond more effectively to changing business and economic conditions than we can.  In addition, the growing number of sales channels and business models, such as niche brands, internet-only brands and discounter channels, have increased competition in certain product categories, such as oral care, from less well capitalized competitors.  Moreover, our competitors may attempt to gain market share by offering products at prices at or below those typically offered by us.  Competitive activity may require us to increase our spending on advertising and promotions and/or reduce prices, which could lead to reduced profits and adversely affect growth.  If we lose market share or the markets in which we compete do not grow substantially, our sales growth will decline.

In addition, we derive a substantial percentage of our revenues from sales of laundry detergent. The continued customer demand for these products are critical to our future success.  As a result, any commercialization, delays or reduction of sales of these products could have a material adverse effect on our business, financial condition and operating results.

There continues to be significant product competition in the gummy dietary supplement category.  The category has grown from six brands to over 50 in the last eight years.  Moreover, condom usage has declined, as a result of a lower 18 to 24-year old population, alternate birth control options, less fear of HIV, less sex acts and, increased competition, all of which have contributed to lower demand for our product.  We continue to evaluate and vigorously address these pressures through, among other things, new product introductions and increased marketing and trade spending.  However, there is no assurance this category will not decline in the future or that we will be able to offset any such decline.

•	Loss of any of our principal customers could significantly decrease our sales and profitability.

A limited number of customers account for a large percentage of our net sales.  Walmart is our largest customer, accounting for approximately 24% of net sales in 2019, 23% of net sales in 2018 and 24% of net sales in 2017.  Our top three customers accounted for approximately 36% of net sales in 2019, 36% of net sales in 2018 and 36% of net sales in 2017.  We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues.  As a result, changes in the strategies of Walmart or any of our other largest customers, including a reduction in the number of brands they carry or of shelf space they dedicate to private label products, could materially harm our net sales and profitability. In addition, certain of our product lines are concentrated with certain customers.  Moreover, the use of evolving technology by our customers to develop more complex pricing models may lead to category pricing pressures.  If we were to lose a significant customer due to customer service levels or real or perceived product quality or appearance issues, this could also have a material adverse effect on our business, financial condition and results of operations.

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

Unfavorable and uncertain economic conditions have adversely affected, and in the future may adversely affect, demand for some of the categories of products we sell, resulting in reduced sales volume or market share or a shift in our product mix from higher margin to lower margin products.  Factors that can affect demand include competitors’ products, advertising and pricing actions, rates of unemployment, consumer confidence, health care costs, including increased costs as a result of changes in federal regulations, significant shifts in government policies, the deterioration of economic or trade relations between countries or regions, commodity costs, fuel and other energy costs and other economic factors affecting consumer spending behavior, including gasoline and home heating oil pricing, reduced unemployment benefits in periods of high unemployment and changes in tax policies, other effects of governmental shutdowns or a lapse of appropriations or fear of exposure to or actual impacts of a widespread disease outbreak, such as, the outbreak of a contagious disease such as the Covid-19.  While the vast majority of our products are consumer staples that generally are less vulnerable to decreases in discretionary spending than other products, an increasing number of our products, particularly those from our recent acquisitions, are more durable in nature and, are more likely to be affected by consumer decisions to control spending.

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

In recent years, retailer consolidation both in the U.S. and internationally has increased.  This trend has resulted in the increased size and influence of large consolidated retail customers, including internet-based retailers, who may demand lower pricing, special packaging or impose other requirements on us.  These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship.  Some of our customers, particularly our high-volume retail customers, have sought to obtain pricing and other concessions and better trade terms.  To the extent we provide concessions or better trade terms to those customers, our margins are reduced.  Further, if we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors, which would harm our sales and profitability.  In addition, reductions in inventory by our customers, including as a result of consolidations in the retail industry, or these customers managing their working capital requirements, could result in reduced orders for our products and adversely affect our results of operations for the financial periods affected by such reductions.

Protracted unfavorable market conditions have caused many of our customers to more critically analyze the number of brands they sell, and reduce or discontinue certain of our product lines, particularly those products that were not number one or two in their category.

In addition, private label and retail-branded products sold by retail trade chains are typically sold at lower prices than branded products.  As consumers look for opportunities to decrease discretionary spending, our customers have discontinued or reduced distribution of some of our products to encourage those consumers to purchase the customers’ less expensive and, in some cases, more profitable private label and retail-branded products (primarily in the dietary supplements, diagnostic kits and oral analgesics categories).  To the extent customers discontinue or reduce distribution of our products or these products are adversely affected by customers’ actions to increase shelf space for their private label and retail-branded products, we would seek to improve distribution with other customers.  However, if our efforts are not effective, our sales growth and other results, as well as our market share, could be adversely affected.

•	A continued change in the retail environment and changing consumer preferences could cause our sales to decline.

Our performance depends upon the general health of the economy and of the retail environment in particular, and could be significantly harmed by changes affecting retailing, the financial difficulties of our retailer customers or changing consumer preferences.  Consumer products, such as those marketed by us, are increasingly being sold by club stores, dollar stores, mass merchandisers and, in particular, internet-based and e-commerce retailers.  Sales of our products remain strongest in the traditional mass merchandiser, food and drug retail stores, and our products are also being sold in club stores and dollar stores channels. However, alternative retail channels, including e-commerce retailers, hard discounters, subscription services and buying clubs, have become more prevalent and the volume of consumer products that are sold through such alternative retail channels is continuing to increase. Further, consumer preferences continue to evolve due to a number of factors, including fragmentation of the consumer market and changes in consumer demographics, including the aging of the general population and the emergence of millennial and younger generations who have different spending, consumption and purchasing habits; evolving consumer concerns or perceptions regarding environmental, social and governance practices of manufacturers, including, packaging materials, such as plastic packaging, and their environmental impact or sustainability; a growing demand for natural or organic products and ingredients; changing consumer sentiment toward non-local products or sources among millennials and other demographic groups; and evolving consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products.  In addition, the growing number of sales channels and business models, such as niche brands, internet-only brands and discounter channels, may affect customer and consumer preferences.  Our failure to successfully respond could negatively impact our results. If the current trend continues and we are not successful in further improving sales to these or the alternative retail channels noted above or adapting to changing consumer preferences, our financial condition and operating results could suffer.  In addition, the growth of the alternative retail channels that are focused on limiting the number of items they sell and selling predominantly private label products may reduce our ability to market and sell our products through such retailers. The retail environment is changing with the growth of alternative retail channels and this could significantly change the way traditional retailers do business. If these alternative retail channels were to take significant market share away from traditional retailers and/or we are not successful in these alternative retail channels, our margins and results of operations may be negatively impacted.

•	We have pursued and may continue to pursue strategic acquisitions and divestures, which could adversely impact our business.

We seek to acquire or invest in businesses that offer products, services or technologies that are complementary to our product categories. We have made numerous significant acquisitions over the past 20 years.

We may make additional acquisitions or substantial investments in complementary businesses or products in the future.  Those acquisitions may be significantly larger than the ones completed in the past and may require the Company to increase its levels of debt, potentially resulting in the Company being assigned a lower credit rating.  However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. In recent periods, competition from other consumer products companies that are seeking similar opportunities has been particularly strong, and valuations for potential acquisition assets have been high, which has placed pressure on our ability to identify, structure and execute transactions.  In addition, acquisitions and investments entail various risks, including the difficulty of entering new markets or product categories, the challenges of integrating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and the ongoing business of the acquired company, the need to review and, if necessary, upgrade processes of the acquired company to conform to our own processes and applicable legal and regulatory requirements, managing an increasingly broad and complex range of businesses and products, and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. Any of these risks may divert management and other resources, require us to incur unanticipated costs or delay the anticipated positive impact on our business and results of the acquisition.  The risks associated with assimilation are increased to the extent we acquire businesses that have stand-alone operations that cannot easily be integrated or operations or sources of supply outside of the U.S. and Canada, for which products are manufactured locally by third parties.  These factors could harm our financial condition and operating results.  Larger acquisitions may require us to significantly increase our levels of debt.

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

A significant percentage of our revenues come from mature markets that are subject to high levels of competition.  During 2019, approximately 82% of our sales were generated in U.S. markets.  U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, dietary supplements, antiperspirants and deodorants.  Our ability to achieve unit sales growth in domestic markets will depend on increased use of our products by consumers relative to competitors’ products, our ability to drive growth through product innovation in existing and new product categories, investment in our established brands and enhanced merchandising and our ability to capture market share from our competitors.  In addition, we derive a large percentage of our revenues from sales of laundry detergent. Moreover, our ability to quickly innovate to adapt our products to meet changing consumer demands is essential, especially in light of e-commerce significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. This risk is further heightened by the continued evolution of consumer needs, habits and preferences because of shifts in U.S. demographics, reflecting various factors, including cultural and socioeconomic changes.  If we are unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that expand our product categories and develop, acquire or successfully launch new products, we may not achieve our sales growth objectives.  Even if we are successful in increasing sales within our product categories, a continuing or accelerating decline in the overall markets for our products could have a negative impact on our financial results.

•

If new products and product line extensions do not gain widespread customer acceptance or are otherwise discontinued, or if they cause sales of existing products to decline, our financial performance could decline.

Our future performance and growth depends on our ability to successfully identify, develop and introduce new products and product line extensions.  In addition, some of our products have shorter product life spans and depend heavily on our ability to continuously and timely introduce innovative new products to the marketplace.  We cannot be certain that we will achieve our innovation goals.  The successful development and introduction of new products involves substantial research, development, marketing and promotional expenditures, which we may be unable to recover if the new products do not gain widespread market acceptance.  New product development and marketing efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks.  These risks include product development or launch delays, competitor actions, regulatory approval hurdles and the failure of new products and line extensions to achieve anticipated levels of market acceptance.  In addition, if sales generated by new products result in a concomitant decline in sales of existing products, our financial performance could be harmed.

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

We rely on a limited number of contract manufacturers and suppliers for certain of our commodities and raw materials, including sole source suppliers for certain of our raw materials, packaging, product components, finished products and other necessary supplies.  New suppliers must be qualified pursuant to our standards and may also have to be qualified under governmental and industry standards and any other standards of our customers, which can require additional investment and time.  We may be unable to qualify any needed new contract manufacturers or suppliers or maintain supplier arrangements and relationships based on a variety of factors; we may be unable to contract with suppliers at the quantity, quality and price levels needed for our business; certain of our suppliers may not meet the standards of our customers or licensors; or certain of our key contract manufacturers or suppliers may become insolvent or experience other financial distress.  If any of these events occurs and we have failed to identify and qualify an alternative vendor, then we may be unable to meet our contractual obligations and customer expectations, which could damage our reputation and result in lost customers and sales, or we may incur higher than expected expenses, either of which could materially and adversely affect our business, operations and results of operations.

•

Volatility and increases in the price of raw and packaging materials or energy costs could erode our profit margins, which could harm operating results, and efforts to hedge against raw material price increases may adversely affect our operating results if raw material prices decline.

The principal raw materials and packaging used by us and certain of our suppliers and contract manufacturers include surfactants (cleaning agents), paper products and resin-based molded components.  Volatility and increases in the price of raw materials, or increases in the costs of energy, shipping and other necessary services, could significantly affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies, such as in manufacturing and distribution.  Historically, we have attempted to address such price increases through cost reduction programs and price increases of our products, entering into pre-buying or locked-in pricing arrangements with certain suppliers and entering into hedge agreements.  There is no assurance, however, that we will be able to fully offset any price increases, especially given the competitive environment. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While the Company seeks to project tradeoffs between price increases and volume, its projections may not accurately predict the volume impact of price increases, which could adversely affect its business, financial condition and results of operations.

In addition, volatility in certain commodity markets could significantly affect our production cost and, therefore, harm our financial condition and operating results.

From time to time, we use hedge agreements to mitigate the volatility of commodities and diesel fuel prices.  The hedge agreements are designed to add stability to product costs, enabling us to make pricing decisions and lessen the economic impact of abrupt changes in prices over the term of the contract.  However, in periods of declining fuel or other commodity prices, the hedge agreements can have the effect of locking us in at above-market prices.

•	Reduced availability of transportation or disruptions in our transportation network could adversely affect us.

We distribute our products and receive raw materials and packaging components primarily by truck, rail and ship and through various ports of entry.  Reduced availability of trucking, rail or shipping capacity due to adverse weather conditions, natural disasters, including climatic events (including any potential effect of climate change) allocation of assets to other industries or geographies or otherwise, work stoppages, strikes or shutdowns of ports of entry or such transportation sources, could cause us to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials or packaging components in a timely manner, which could disrupt our operations, strain our customer relationships and competitive position, and adversely affect our operating profits.

•	If the reputation of one or more of our leading brands erodes, our financial results could suffer.

Our financial success is directly dependent on the reputation and success of our brands, particularly the ARM & HAMMER, BATISTE, FIRST RESPONSE, NAIR, ORAJEL, OXICLEAN, TROJAN, L’IL CRITTERS and VITAFUSION, SPINBRUSH, WATERPIK, XTRA and FLAWLESS brands.  The effectiveness of these brands could suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.  Further, our results could be adversely affected if one or more of our leading brands suffers damage to its reputation due to real or perceived, sustainability, quality or safety issues, including as a result of, among other things, a significant product recall, product-related litigation, defects or impurities in our products, product misuse, changing consumer perceptions of certain ingredients or environmental impacts (including packaging, energy and water use and waste management), or allegations of product tampering.  In addition, as our sales on various e-commerce platforms grow, we may be unable to prevent sales of counterfeit, pirated, or stolen goods, unlawful or unethical sales, or sales in violation of our policies. To the extent any of this occurs, it could result in customers delisting our products and damage to our reputation and business.

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

•	Product liability claims and withdrawals or recalls commercial claims or other legal proceedings could adversely affect our sales and operating results and the reputation of our brands.

From time to time, we are subject to product liability or other product-related claims.  We may be required to pay for losses or injuries actually or purportedly caused by our products, including losses or injuries caused by raw materials or other components provided by third party suppliers that are included in our products.  Claims could be based on allegations that, among other things, our products contain contaminants, are improperly tested, labeled or designed, or provide inadequate instructions regarding their use or inadequate warnings of potential dangers related to their use.  Whether or not successful, product liability claims could result in negative publicity that could harm our sales and operating results and the reputation of our brands.  In addition, if one of our products is found to be defective or non-compliant with applicable rules or regulations, we could be required to withdraw or recall it, which could result in adverse publicity and significant expenses.  Although we maintain product liability and product recall insurance coverage, potential product liability or other product-related damages claims and/or withdrawal and recall costs may exceed the amount of insurance coverage or may be excluded under the terms of the policy.

•	From time to time, we are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

We, in the ordinary course of our business are, and from time to time, may become, the subject of, or party to, various pending or threatened legal actions (including class actions), government investigations and proceedings, including, without limitation, those relating to, commercial transactions, product liability, consumer , employment, antitrust, environmental, health, safety and compliance-related matters.  Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions, investigations and proceedings may not be reasonably predictable and any related damages, injunctions and/or settlements may not be estimable.  Certain pending or future legal actions could result in an adverse outcome for us, and any such adverse outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

•

We are subject to increasing focus and sensitivity by governmental, non-governmental organizations, customers, consumers and investors to sustainability issues, including those related to climate change.

As climate change, land use, water use, deforestation, recyclability or recoverability of packaging, ingredients and other sustainability concerns become more prevalent, federal, state and local governments, non-governmental organizations and our customers, consumers and investors are increasingly sensitive to these issues. This increased focus on sustainability may result in new laws, regulations and requirements that could negatively affect us. This could cause us to incur additional costs or to make changes to our operations to comply with any of the foregoing. We could also lose revenue if our consumers change brands or our customers move business from us because we have not complied with their sustainability requirements.

We have recognized that our customers and consumers are increasingly demanding transparency regarding our efforts to mitigate our impacts on climate change. For example, during 2019, some of our major customers requested we respond to various questionnaires, including the Climate Disclosure Project (“CDP”) Climate Change and Forests Questionnaires and use our responses and CDP grades to evaluate us.

Certain of our business activities and the production of some of the materials used in our products and certain of our business activities, including petroleum based, agricultural and forest materials, and the growing global demand for livestock products which is a focus of our Animal and Food Production business, contribute to  deforestation and climate change and reduction in biodiversity, and can adversely impact water quality and availability, people and communities.  Climate change is, in turn, a threat to each of those activities.  While we strive to minimize the environmental impact of our global operations, a potential loss in business could result from reduced demand for our products and loss of customers if we do not meet their expectations related to our efforts towards sustainability and fighting climate change.

Additionally, environmentally-conscious investors may choose not to invest in our Common Stock if we do not comply with their demands for sustainable business practices. These costs, changes, potential loss of revenue and potential reputational harm could have a material adverse effect on our financial condition, results of operations, liquidity, cash flows and share price.

Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with manufacturing our products. In addition, any failure to achieve our goals with respect to reducing our impact on the environment or perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or other sustainability concerns could adversely affect our business and reputation.

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

In 2019, our VITAFUSION brand launched CBD Full Spectrum Hemp Extract gummies, a new product line made with full spectrum hemp extract containing cannabidiol (“CBD”), which was exempted from certain federal regulation as a controlled substance under the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”).  The 2018 Farm Bill did not eliminate or affect regulation of CBD by the FDA, FTC, or state governments. We believe that our new product line complies with applicable FDA requirements, although the FDA takes the position that CBD products cannot be marketed as dietary supplements and that CBD cannot be added to food. To date, the FDA’s enforcement activity has focused primarily on CBD products that bear express or implied claims suggesting that the products are intended to treat, cure, prevent, or mitigate a disease.  The FTC has similarly focused on disease claims. Our products do not bear disease claims.

The FDA is considering whether to engage in rulemaking to permit the marketing of CBD products as dietary supplements.  There has also been discussion of legislative changes.  For example, HR 5587 was introduced in January 2020. HR5587 would amend the FDC Act to include hemp-derived CBD in the definition of a dietary supplement. Although state laws have been evolving in the wake of the 2018 Farm Bill, we do not intend to sell our products in states that continue to prohibit sales of certain hemp-based CBD products.  The FDA and certain states and local governments may enact regulations or change their enforcement priorities in a manner that further limits the marketing and use of CBD products. We do not know what the impact of such regulatory activities would be on our products, and what costs, requirements, and possible prohibitions may be associated with such regulatory activities. Our failure to comply with applicable regulatory requirements or FDA’s or any other state’s disagreeing with our interpretation of the FDA or applicable state requirements could result in, among other things, administrative, civil, or criminal penalties or fines; product seizure, mandatory or voluntary product recalls; warning or untitled letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; or the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business, any of which could have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or in any product recalls.

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

In addition, changes as result of the United Kingdom’s decision and subsequent negotiations to exit the EU could subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom, increased foreign exchange volatility with respect to the British pound and additional legal and economic uncertainty.  Additional costs have been incurred in 2019 because of measures implemented to address or mitigate risks.  There is a risk that the exit will cause a material rise in the cost of doing business in the UK.  Moreover, in all foreign jurisdictions in which we operate, we are subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions.  The recent imposition of tariffs on products imported from certain countries has introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our balance sheet and results of operations.  All the foregoing risks could have a significant impact on our ability to commercialize our products on a competitive basis in international markets and may have a material adverse effect on our results of operations or financial position.

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

•

The estimates and assumptions on which the Company’s financial projections are based may prove to be inaccurate, which may cause its actual results to materially differ from such projections, which may adversely affect the Company’s future profitability, cash flows and stock price.

The Company’s financial projections are dependent on certain estimates and assumptions related to, among other things, category growth, development and launch of innovative new products, market share projections, product pricing, volume and product mix, foreign exchange rates and volatility, commodity prices, distribution, cost savings, accruals for estimated liabilities, including litigation reserves, and the Company’s ability to generate sufficient cash flow to reinvest in its existing business, fund internal growth, repurchase its stock, make acquisitions, pay dividends and meet debt obligations. While the Company’s financial projections are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances and at the time they are made, the Company’s actual results may differ materially from its financial projections. Any material variation between the Company’s financial projections and its actual results may adversely affect the Company’s future profitability, cash flows and stock price.

•

Our substantial indebtedness and our financial covenants could adversely affect our operations and financial results and prevent us from fulfilling our obligations, and we may incur substantially more debt in the future, which could exacerbate these risks.

As of December 31, 2019, we had approximately $2,063 million of total consolidated indebtedness net of debt issuance costs.  This amount of indebtedness could have important consequences, including:

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

Moreover, we may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes.  If additional new debt is added to the current debt levels, the related risks that we now face could intensify.  A substantial increase in our indebtedness could also have a negative impact on our credit ratings. In this regard, failure to maintain our credit ratings could adversely affect the interest rate available to us in future financings, as well as our liquidity, competitive position and access to capital markets.  Any decision regarding future borrowings will be based on the facts and circumstances existing at the time, including market conditions and our credit ratings.

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

We rely extensively on information technology systems, some of which are managed by third-party service providers, to conduct our business.  These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, billing customers and receiving and applying payment, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing customer, consumer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage our business. The Company sells certain of its products directly to consumers online and through websites, mobile apps and connected devices, and the Company offers promotions, rebates, customer loyalty and other programs through which it may receive personal information, and the Company or its vendors could experience cyber-attacks, privacy breaches, data breaches or other incidents that may result in unauthorized access, disclosure and misuse of consumer, customer, employee, vendor or Company information.

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

Our information technology systems and our third-party providers’ systems, have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyberattacks. Such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors.  In addition, insider actors-malicious or otherwise-could cause technical disruptions and/or confidential data leakage. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent attacks and resulting breaches or breakdowns of our, or our third-party service providers’ databases or systems.  In addition, although we have policies and procedures in place governing the secure storage of personal information collected by us or our third-party service providers, data breaches due to human error or intentional or unintentional conduct may occur in the future.

Although we are currently implementing enterprise-wide upgrades to our systems and will continue to monitor and upgrade systems as appropriate, legacy systems may be vulnerable to increased risk. Additionally, if a new system does not function properly, it could affect our ability to order supplies, process and deliver customer orders and process and receive payments for our products. This could adversely impact our results of operations and cash flows.  Moreover, because the techniques, tools and tactics used in cyberattacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. As such, we may need to expend additional resources and incur additional costs in the future to continue to protect against or address problems caused by any business interruptions or data security breaches.

•	We are subject to increasingly stringent privacy and security regulation.

We collect, use and store personal data of our employees, customers and other third parties in the ordinary course of business, and we are required to comply with increasingly complex and changing data privacy and security laws and regulations, that apply to the collection, storage, use, transmission and protection of personal information and other consumer and employee data, including particularly the transfer of personal data between or among countries.

Numerous local, municipal, state, federal and international law and regulations address privacy and security including the California Online Privacy Protection Act, the Personal information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act, the Telephone Consumer Protection Act of 1991, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), Section 5(c) of the Federal Trade Commission Act, and, effective as of January 1, 2020 the California Consumer Privacy Act (CCPA).  These privacy and security laws and regulations change frequently, and new legislation continues to be introduced.  In particular, the CCPA requires new disclosures to California consumers, gives California consumers new rights with respect to their data, and permits California consumers to opt-out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation.

In Europe, the European Union ("EU") has adopted strict data privacy regulations. Following the passage of the EU’s General Data Protection Regulation ((EU) 2016/679) (“GDPR”) and the Regulation on Privacy and Electronic Communications (the “ePrivacy

Regulation”), data privacy and security compliance in the EU are increasingly complex and challenging. The GDPR in particular has broad extraterritorial effect and imposes a strict data protection compliance regime with significant penalties for non-compliance (up to 4% of worldwide annual turnover or €20 million, whichever is higher). It is also important to note that many countries are following the EU in producing a broad omnibus law in relation to privacy protection. For instance, Brazil has just published a GDPR-like law. In general, the GDPR and ePrivacy Regulation, CCPA, and other local privacy laws, could also require adaptation of our technologies or practices, increased costs and changes to operations to satisfy local privacy requirements and standards.

We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines, penalties or orders to cease, delay or modify collection, use or transfers of personal data. We could also face rights requests, complaints, claims, or litigation from those persons whose data we collect, use and store as well as government investigations and fines. Any of these events or other circumstances related to our collection, use and transfer of personal data could also lead to negative media attention, damage to our reputation in the market or otherwise adversely affect our business.

•	There can be no guarantee that we will continue to make dividend payments or repurchase our Common Stock at sustained levels or at all.

Any Board determinations to repurchase our Common Stock or to continue to pay cash dividends on our Common Stock, in each case at levels consistent with recent practice or at all, will be based primarily upon our financial condition, results of operations, business requirements, price of our Common Stock in the case of the repurchase programs, our ability to access debt capital markets or other sources of financing and the Board’s continuing determination that the repurchase programs and the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs.  In the event we do not declare a quarterly dividend, or discontinue our share repurchases, our stock price could be adversely affected.

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

We are dependent on the continued viability of the financial institutions that participate in the syndicate that is generally obligated to fund our $1 billion unsecured revolving credit facility (as amended, the “Credit Agreement”).  In addition, the Credit Agreement includes a “commitment increase” feature that enables us to increase the amount of our borrowing under the Credit Agreement, subject to lending commitments and certain conditions.  Any disruption in the credit markets could limit the availability of credit or the ability or willingness of financial institutions to extend credit, which could adversely affect our liquidity and capital resources.

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

Approximately 18% of our net sales in 2019 were to customers outside the U.S.  We are exposed to foreign currency exchange rate risk (both transaction and translation) with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. Dollar.  Outside of the U.S., sales and costs are denominated in a variety of currencies, including the Canadian Dollar, Euro, Pound, Mexican Peso and Australian Dollar, among others.  A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease operating profits and cash flow.  Changes in currency exchange rates may also affect the relative prices at which we purchase materials and services in foreign markets.  Although we, from time to time, enter into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in the U.S. Dollar, Canadian Dollar, Pound, Euro, Mexican Peso and Australian Dollar, foreign currency fluctuations could have a material adverse effect on our business, financial condition and results of operations.

•	The uncertainty regarding the potential phase-out of LIBOR may negatively impact our operating results.

LIBOR, the interest rate benchmark used as a reference rate on our variable rate debt, including our revolving credit facility, term loan, and interest rate swaps is expected to be phased out by the end of 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions selected the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice for replacing U.S. dollar LIBOR for use in new U.S. dollar derivatives and other financial contracts, and has recommended a paced transition plan that involves the creation of a reference rate based on SOFR by the end of 2021. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the reference rate and how this will impact the Company’s cost of variable rate debt and certain derivative financial instruments. The Company will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt or derivative financial instruments which may be detrimental to our financial position or operating results.

•

Failure to effectively utilize or successfully assert intellectual property rights, and the loss or expiration of such rights, could materially adversely affect our competitiveness.  Infringement by us of third-party intellectual property rights could result in costly litigation and/or the modification or discontinuance of our products.

The market for our products depends to a significant extent upon the value associated with our trademarks and brand names, including ARM & HAMMER, BATISTE, FIRST RESPONSE, NAIR, ORAJEL, OXICLEAN, TROJAN, L’IL CRITTERS and VITAFUSION, SPINBRUSH, WATERPIK, XTRA and FLAWLESS.  We own the material trademarks and brand names used in connection with the marketing and distribution of our major products both in the U.S. and in other countries.  In addition, we hold several valuable patents on our products, which we believe serve as an effective barrier to entry for new competitors.  Accordingly, we rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  Although most of our material intellectual property is registered in the U.S. and in certain foreign countries in which we operate, we cannot be sure that our intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.  We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights.  In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the U.S.  If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales.  Our failure to perfect or successfully assert intellectual property rights could make us less competitive and could have a material adverse effect on our business, operating results and financial condition.  Also, our patents are granted for a term of 20 years from the date the patent application is filed.  We do not consider any single patent to be material to the business as a whole.

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

•	Impairment of our goodwill and other long-lived intangible and tangible assets may result in a reduction in net income.

We have a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived tangible assets, which are periodically evaluated for impairment in accordance with current accounting standards.  Declines in our profitability and/or estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets and market discount rates, has resulted in impairment charges from time to time, and may result in future impairment charges, which could reduce our net income and otherwise have an adverse impact on operating results.

•	Our operations and the operations of our third-party manufacturers, suppliers and customers may be subject to disruption from events beyond our or their control.

Our operations, as well as the operations of our third-party manufacturers, suppliers and customers, may be subject to disruption from a variety of causes, including material shortages, financial difficulties, work stoppages, cyberattacks, and other disruptions in information technology systems, demonstrations, disease outbreaks (for example, an outbreak of a contagious disease such as Covid-19) or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues. Additionally, as certain of our businesses grow at unanticipated levels, we may be required to add capacity, requiring substantial and unanticipated capital expenditures.  If a major disruption were to occur, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations, any of which could have a material adverse effect on our business.

•	Changes in tax laws and regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and operating results.

Our future effective tax rate could be affected by changes in tax laws and regulations or their interpretation, changes in the mix of earnings in countries with differing statutory tax rates, or changes in the valuation of deferred tax assets and liabilities.  In addition, we evaluate our deferred income tax assets and record a valuation allowance if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  If the actual amount of our future taxable income is less than the amount we are currently projecting with respect to specific tax jurisdictions, or if there is a change in the time period within which the deferred tax asset becomes deductible, we could be required to record a valuation allowance against our deferred tax assets.  The recording of a valuation allowance would result in an increase in our effective tax rate, and would have an adverse effect on our operating results. In addition, changes in statutory tax rates may change our deferred tax assets or liability balances, which would have either a favorable or unfavorable impact on our effective tax rate.  Major developments in tax policy or trade relations could have a material adverse effect on our business, results of operations and liquidity.

•

Newly enacted laws, such as the Tax Cuts and Jobs Act, or regulations and future changes in the U.S. taxation of businesses may impact our effective tax rate or may adversely affect our business, financial condition and operating results.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which made significant changes to the Code, including a reduction in the statutory corporate income tax rate to 21%, a new limitation on the deductibility of business interest expense, restrictions on the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017 and changes to the taxation of income earned from foreign sources and foreign subsidiaries (including requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries).  The Tax Cuts and Jobs Act also authorizes the Treasury Department to issue regulations with respect to the new provisions.  We cannot predict how the changes in the Tax Cuts and Jobs Act, regulations, other guidance issued under it or conforming or non-conforming state tax rules might affect us or our business.  In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, would not undergo significant changes in the near future.

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

•

The Company’s continued growth and expansion, reliance on third-party service providers and implementation of new accounting standards could adversely affect its internal control over financial reporting, which could harm its business, financial condition and results of operations.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the U.S. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. The Company’s continuing growth and expansion in domestic and globally dispersed markets, such as its acquisition of Waterpik, Flawless, Passport and others, may place significant additional pressure on the Company’s system of internal control over financial reporting and require the Company to update its internal control over financial reporting to integrate such acquisitions. Moreover, the Company engages the services of third parties to assist with business operations and financial reporting processes, which injects additional monitoring obligations and risk into the system of internal control. When the Company is required to comply with new or revised accounting standards, it must make any appropriate changes to its internal control over financial reporting to fully implement the standards, which may require significant effort and judgment. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its results of operations accurately and on a timely basis, or to detect and prevent fraud and could expose it to regulatory enforcement action and stockholder claims, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

•	The Company’s business could be negatively impacted as a result of stockholder activism, an unsolicited takeover proposal or a proxy contest or short sellers.

In recent years, proxy contests and other forms of stockholder activism have been directed against numerous public companies, including the Company. Many companies in the Company’s industry have been subject to unsolicited takeover proposals or other activist campaigns. If such a campaign or proposal were to be made against the Company, the Company would likely incur significant costs, which could have an adverse effect on the Company’s financial condition and results of operations. Stockholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company through stockholder proposals or otherwise. Such proposals may disrupt the Company’s business and divert the attention of the Company’s management and employees, and any perceived uncertainties as to the Company’s future direction resulting from such a situation could result in the loss of potential business opportunities, the perception that the Company needs a change in the direction of its business, or the perception that the Company is unstable or lacks continuity, which may be exploited by our competitors, cause concern to our current or potential customers, and may make it more difficult for the Company to attract and retain qualified personnel and business partners, which could adversely affect the Company’s business. In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.  The Company may also be the target of short sellers who engage in negative publicity campaigns that may use selective information that may be presented out of context or that may misrepresent facts and circumstances.  During 2019, the Company was the target of a negative publicity campaign by a short-seller, which negatively impacted our stock price.

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

We lease a corporate office building in Ewing, New Jersey for our global corporate headquarters.  The lease expires in 2033 and includes two 10-year extension terms at our option.  In addition, we own an office building in Fort Collins, Colorado and an office building in Princeton, New Jersey that is occupied by our research and development department.

We own or lease manufacturing facilities, warehouses and other offices in 16 different U.S. states and 10 different countries outside of the U.S.  Many of our domestic and international sites manufacture and distribute products for multiple segments of our business.  We believe that our operating and administrative facilities are adequate and suitable for the conduct of our business.  We also believe that our production facilities are suitable for current manufacturing requirements for our consumer and specialty products businesses.  In addition, the facilities possess a capacity sufficient to accommodate our estimated increases in production requirements over the next several years, based on our current product lines.

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

The Company is vigorously defending itself in this matter.  On September 19, 2018, the court granted the Company’s motion for summary judgment, dismissing all claims brought by the Plaintiff.  The Plaintiff has filed an appeal, which is scheduled for oral argument in March 2020.

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

Approximate number of record holders of our Common Stock as of December 31, 2019: 1,900.

The following graph compares the yearly change in the cumulative total stockholder return on our Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below.  The returns are indexed to a value of $100 at December 31, 2014.  Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

(1)	S&P 500 Household Products Index consists of the Church & Dwight Co., Inc., Clorox Company, Colgate-Palmolive Company, Kimberly-Clark Corporation and P&G.

	INDEXED RETURNS (Years ending)
Company / Index	2014	2015	2016	2017	2018	2019
■ Church & Dwight Co., Inc.	100.00	109.43	115.70	133.43	177.76	192.62
■ S&P 500 Index	100.00	101.37	113.48	138.25	132.18	173.79
■ S&P 500 Household Products Index	100.00	95.43	100.04	113.89	113.91	149.78

Share Repurchase Authorization

On November 1, 2017, the Board authorized a share repurchase program, under which we may repurchase up to $500.0 in shares of Common Stock (the “2017 Share Repurchase Program”).  The 2017 Share Repurchase Program does not have an expiration date.  We also continued our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under our incentive plans.

In November of 2017, we executed open market purchases of $100.0 of our Common Stock under the 2017 Share Repurchase Program.  In the first quarter of 2018, we settled an accelerated share repurchase (“ASR”) contract and purchased approximately 4.1 million shares of Common Stock for $200.0, of which approximately $110.0 was purchased under the evergreen share repurchase program and $90.0 was purchased under the 2017 Share Repurchase Program.

In January 2019, we executed open market purchases of $100.0 of our Common Stock, all of which were purchased under the evergreen share repurchase program.  In September 2019, we executed open market purchases of $150.0 of our Common Stock of which $50.0 was purchased under the evergreen share repurchase program and $100.0 was purchased under the 2017 Share Repurchase Program.

As a result of these Common Stock repurchases, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of December 31, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
10/1/2019 to 10/31/2019	553	$74.12	553	$210,000,000
11/1/2019 to 11/30/2019	530	68.78	530	$210,000,000
12/1/2019 to 12/31/2019	530	68.61	530	$210,000,000
Total	1,613	$70.58	1,613

(1)	Consists of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

FIVE‑YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data and employees)

	2019 (1)	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Operating Results
Net Sales	$4,357.7	4,145.9	3,776.2	3,493.1	3,394.8
Marketing expenses	$515.0	483.2	454.2	427.2	417.5
Research and development expenses	$93.6	89.7	70.8	63.2	64.7
Income from Operations (2, 3)	$840.2	791.7	732.7	724.2	674.2
% of Sales	19.3%	19.1%	19.4%	20.7%	19.9%
Net Income (2, 3, 4, 5)	$615.9	568.6	743.4	459.0	410.4
Net Income per Share-Basic (2, 3, 4, 5, 6)	$2.50	2.32	2.97	1.78	1.57
Net Income per Share-Diluted (2, 3, 4, 5, 6)	$2.44	2.27	2.90	1.75	1.54
Financial Position
Total Assets	$6,657.4	6,069.2	6,014.8	4,354.1	4,256.9
Total Debt (4)	$2,063.1	2,107.1	2,374.3	1,120.2	1,050.0
Total Stockholders' Equity	$2,667.8	2,453.8	2,218.0	1,977.9	2,023.2
Total Debt as a % of Total Capitalization	44%	46%	52%	36%	34%
Other Data
Average Common Shares Outstanding-Basic (6)	246.2	245.5	250.6	257.6	262.2
Cash Dividends Paid	$224.1	213.3	190.4	183.0	175.3
Cash Dividends Paid per Common Share (6)	$0.91	0.87	0.76	0.71	0.67
Stockholders' Equity per Common Share (6)	$10.84	10.00	8.85	7.68	7.72
Additions to Property, Plant & Equipment (7)	$73.7	60.4	45.0	49.8	61.8
Depreciation & Amortization(8)	$176.4	141.1	125.4	107.6	101.0
Employees at Year-End	4,800	4,700	4,700	4,500	4,406
(1)

Period to period comparisons of the data presented above are impacted by the effect of acquisitions and divestitures made by the Company.  For further explanation of the impact of the acquisitions occurring in 2019, 2018, and 2017 refer to Note 6 to the consolidated financial statements.

(2)

2019, 2018, and 2017 results contain acquisition-related contingent consideration adjustments totaling $1.2 of additional expense or $0.01 per share in 2019, $7.5 of income or $0.02 per share in 2018, and $5.4 of additional expense or $0.02 per share in 2017.

(3)

2017 results include a $39.2 pre-tax charge or $0.12 per share to settle an international defined benefit pension plan.  2015 results include an $8.9 pre-tax charge or $0.03 per share to settle an international defined benefit pension plan.

(4)

2019 results include $600.0 of senior note payments, partially offset by a new $300.0 term loan due May 1, 2022 and additional net commercial paper borrowings of $248.6.  2017 results reflect additional debt borrowings of $1,425.0 to fund the Waterpik Acquisition with a corresponding increase in interest expense.

(5)

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

(6)

On August 4, 2016, we announced a two-for-one stock split of our common stock. Share and per share information has been retroactively adjusted to reflect the stock split which was effected on September 1, 2016.

(7)	2015 results include approximately $18.1 for capital expenditures for the gummy dietary supplement product line expansion at the York facilities.
(8)	2019 results include $17.9 of amortization expense related to right of use leased assets.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements.

OVERVIEW

Our Business

We develop, manufacture and market a broad range of consumer household and personal care and specialty products focused on animal and food production, chemicals and cleaners.  We focus our consumer products marketing efforts principally on our 12 “power brands.”  These well-recognized brand names include ARM & HAMMER, used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent; TROJAN condoms, lubricants and vibrators; OXICLEAN stain removers, cleaning solutions, laundry detergent and bleach alternatives; SPINBRUSH battery-operated and manual toothbrushes;  FIRST RESPONSE home pregnancy and ovulation test kits; NAIR depilatories; ORAJEL oral analgesic; XTRA laundry detergent; L’IL CRITTERS and VITAFUSION gummy dietary supplements, BATISTE dry shampoos, WATERPIK water flossers and replacement showerheads and FLAWLESS hair removal products.

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

We operate our business in three segments: Consumer Domestic, Consumer International and the Specialty Products Division (“SPD”).  The segments are based on differences in the nature of products and organizational and ownership structures.  In 2019, the Consumer Domestic, Consumer International and SPD segments represented approximately 76%, 17% and 7%, respectively, of our consolidated net sales.

2019 Financial Highlights

Key 2019 financial results include:

•

2019 net sales grew 5.1% over 2018, with gains in the Consumer Domestic and Consumer International segments, partially offset by net sales declines in SPD.  The gains in Consumer Domestic and Consumer International are primarily due to favorable pricing pricing/product mix in Consumer Domestic and favorable volumes in Consumer International, partially offset by lower volumes in SPD. Consumer Domestic and Consumer International 2019 net sales were favorably impacted by the Flawless Acquisition, which occurred on May 1, 2019.

•

Gross margin increased 110 basis points to 45.5% in 2019 from 44.4% in 2018, primarily due to the impact of productivity programs, favorable volume price/product mix, and the Flawless Acquisition, partially offset by higher commodity and manufacturing costs.

•

Operating margin increased 20 basis points to 19.3% in 2019 from 19.1% in 2018, reflecting higher gross margin, partially offset by higher selling, general and administrative expenses and slightly higher marketing costs.

•	We reported diluted net earnings per share in 2019 of $2.44, an increase of approximately 7.5% from 2018 diluted net earnings per share of $2.27.
•	Cash provided by operations was $864.5, an $100.9 increase from the prior year, due to higher cash earnings and a larger reduction in working capital.
•	We returned $474.1 to our stockholders through dividends and share repurchases.

Strategic Goals, Challenges and Initiatives

Our ability to generate sales depends on consumer demand for our products and retail customers’ decisions to carry our products, which are, in part, affected by general economic conditions in our markets. While a vast majority of our products are consumer staples and less vulnerable to decreases in discretionary spending than other products, an increasing number of our products, particularly those from our recent acquisitions, are more durable in nature and are more likely to be affected by consumer decisions to control spending.  Some customers have responded to economic conditions by increasing their private label offerings (primarily in the dietary supplements, diagnostic kits and oral analgesics categories), launching their own brands, and consolidating the product selections they offer to the top few leading

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

brands in each category.  In addition, an increasing portion of our product categories is being sold by club stores, dollar stores, mass merchandisers and internet-based retailers.  These factors have placed downward pressure on our sales and gross margins.

We expect a competitive marketplace in 2020 due to new product introductions by competitors.  In this environment, we intend to continue to aggressively pursue several key strategic initiatives: maintain competitive marketing and trade spending, tightly control our cost structure, continue to develop and launch new and differentiated products, and pursue strategic acquisitions.  We also intend to continue to grow our product sales globally and maintain an offering of premium and value brand products to appeal to a wide range of consumers.

We derive a substantial percentage of our revenues from sales of laundry detergent. The continued customer demand for these products are critical to our future success.  As a result, any commercialization, delays or reduction of sales of these products, in the event that our diversification efforts discussed below are not successful, could have a material adverse effect on our business, financial condition and operating results. In addition, there continues to be significant product competition in the gummy vitamin category.  The category has grown from six brands to over 50 in the last eight years.  Moreover, condom usage has declined, as a result of a lower 18 to 24-year old population, alternate birth control options, less fear of HIV, less sex acts and, increased competition, all of which have contributed to lower demand for our product. We continue to evaluate and vigorously address these pressures through, among other things, new product introductions and increased marketing and trade spending. However, there is no assurance that the category will not decline in the future and that we will be able to offset any such decline.

We are continuously focused on strengthening our key brands, such as ARM & HAMMER, OXICLEAN, TROJAN, L’IL CRITTERS and VITAFUSION, BATISTE, WATERPIK, and FLAWLESS, through the launch of innovative new products, which span various product categories, including premium and value household products supported by increased marketing and trade spending.  There can be no assurance that these measures will be successful.

In the domestic business, ten out of 12 “power brands” met or exceeded category growth for the full year 2019.  Our global product portfolio consists of both premium (63% of total worldwide consumer revenue in 2019) and value (37% of total worldwide consumer revenue in 2019) brands, which we believe enables us to succeed in a range of economic environments.  We intend to continue to develop a portfolio of appealing new products to build loyalty among cost-conscious consumers.

Over the past two decades, we have diversified from an almost exclusively U.S. business to a global company with approximately 18% of sales derived from international countries in 2019.  We have subsidiary operations in six countries (Canada, Mexico, U.K., France, Germany, and Australia) and sell to over 130 other countries.  In 2019, we benefited from our expanded global footprint and expect to continue to focus on selectively expanding our global business.  If we are unable to expand our business internationally at the rate that we expect, we may not realize the operational benefits that we anticipate.

Although we believe ongoing international expansion represents a significant opportunity to grow our business, our increasing activity in global markets exposes us to additional complexity and uncertainty.  Net sales generated outside of the U.S. are exposed to foreign currency exchange rate fluctuations as well as political uncertainty which could impact future operating results.  Moreover, the current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty regarding the global economy. The impact of U.S. tariffs on certain products was a component of increased cost of sale during the year ended December 31, 2019. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we manufacture or sell large quantities of products and services could negatively impact our business, results of operations and financial condition.

We also continue to focus on controlling our costs.  Historically, we have been able to mitigate the effects of cost increases primarily by implementing cost reduction programs and, to a lesser extent, by passing along some of these cost increases to customers.  We have also entered into set pricing and pre-buying arrangements with certain suppliers and hedge agreements for diesel fuel and other commodities. Should we be required to address cost increases by increasing the prices that our customers pay for our products, we cannot be certain they will be accepted. Additionally, maintaining tight controls on overhead costs has been a hallmark of ours and has enabled us to effectively navigate recent challenging economic conditions.

The identification and integration of strategic acquisitions are an important component of our overall strategy and product category diversification.  Acquisitions have added significantly to our sales and profits and product category diversification over the last decade.  This is evidenced by our 2015 acquisition of certain assets of Varied Industries Corporation (the “Vi-cor Acquisition”), 2016 acquisitions of Spencer Forrest, Inc., the maker of TOPPIK (the “Toppik Acquisition”), and the ANUSOL and RECTINOL businesses from Johnson & Johnson (the “Anusol Acquisition”), 2017 acquisitions of VIVISCAL from Lifes2Good Holdings Limited (the “Viviscal Acquisition”), Agro BioSciences, Inc. (the “Agro Acquisition”), and WATERPIK from Pik Holdings, Inc. (the “Waterpik Acquisition”),  2018 acquisition of Passport Food Safety Solutions, Inc. (the “Passport Acquisition”) and the Flawless Acquisition in 2019.  However, the failure to effectively identify or integrate any acquisition or achieve expected synergies may cause us to incur material asset write-downs.  We actively seek acquisitions that fit our guidelines, and our strong financial position provides us with flexibility to take advantage of acquisition opportunities.  In addition, our ability to quickly integrate acquisitions and leverage existing infrastructure has enabled us to establish a strong track record in making accretive acquisitions.  Since 2001, we have acquired 11 of our 12 “power brands”.

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

Recent Developments

Flawless Acquisition

 On May 1, 2019, we closed on our previously announced Flawless Acquisition from Ideavillage. We paid $475.0 at closing and may make an additional contingent consideration payment up to a maximum of $425.0 in cash, based on a trailing twelve-month net sales target ending no later than December 31, 2021. The transaction was funded with proceeds from a three-year term loan and commercial paper borrowings. The Flawless hair removal business is managed in the Consumer Domestic and Consumer International segments and represents an addition to our specialty haircare portfolio which includes BATISTE dry shampoo, VIVISCAL hair thinning supplements, and TOPPIK hair fibers.

Dividend Increase

On January 31, 2020, the Board declared a 5.5% increase in the regular quarterly dividend from $0.2275 to $0.24 per share, equivalent to an annual dividend of $0.96 per share payable to stockholders of record as of February 14, 2020.  The increase raises the annual dividend payout from $224.0 to approximately $237.0.

On February 5, 2019, the Board declared a 5% increase in the regular quarterly dividend from $0.2175 to $0.2275 per share, equivalent to an annual dividend of $0.91 per share payable to stockholders of record as of February 15, 2019.  The increase raised the annual dividend payout from $213.0 to $224.0.

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

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of our revenue represents sales of finished goods inventory and is recognized when received or picked up by our customers.  The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers).  All such costs are netted against sales.  Slotting costs are recorded when the product is delivered to the customer.  Cooperative advertising costs are recorded when the customer places the advertisement for our products.  Discounts relating to price reduction arrangements and coupons are recorded when the related sale takes place.  Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold.  We rely on historical experience and forecasted data to determine the required reserves.  For example, we use historical experience to project coupon redemption rates to determine reserve requirements.  Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, a difference of approximately $1.2 in the reserve required for coupons would result.  With regard to other promotional reserves and sales returns, we use experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required.  If our estimates for promotional activities and sales returns reserves were to change by 10% the impact to promotional spending and sales return accruals would be approximately $6.6.  While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations.

Impairment of goodwill, trade names and other intangible assets

Carrying values of goodwill and indefinite-lived trade names are reviewed periodically for possible impairment.  Finite intangible assets are assessed when there are business triggering events.  Our impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate.  Management uses estimates based on expected trends in making these assumptions.  With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit.  For trade names and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Judgment is required in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.  The result of our annual goodwill impairment test determined that the estimated fair value substantially exceeded the carrying values of all reporting units.  In addition, there were no goodwill impairment charges for each of the years in the three-year period ended December 31, 2019.

Fair value for indefinite lived intangible assets was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  We determined that the fair value of all other intangible assets for each of the years in the three-year period ended December 31, 2019 exceeded their respective carrying values based upon the forecasted cash flows and profitability. There are personal care trade names that, based on recent performance, had experienced sales and profit declines that had eroded a significant portion of the excess between fair and carrying value, which could potentially result in an impairment of the assets.  These excesses had been reduced due in large part to an increased competitive market environment therefore resulting in reduced cash flow projections. These indefinite-lived intangible assets could still be susceptible to impairment risk. While management can and has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of these assets.

It is possible that our conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) the businesses or brands do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.  A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

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

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2019.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment.  The discussion of our consolidated results of operations and segment operating results is presented on a historical basis for the years ended December 31, 2019, 2018, and 2017.  The segment discussion also addresses certain product line information.  Our operating segments are consistent with our reportable segments.

Consolidated results

2019 compared to 2018

	Twelve Months Ended	Change vs.	Twelve Months Ended
	December 31, 2019	Prior Year	December 31, 2018
Net Sales	$4,357.7	5.1%	$4,145.9
Gross Profit	$1,984.0	7.8%	$1,840.8
Gross Margin	45.5%	+110 basis points	44.4%
Marketing Expenses	$515.0	6.6%	$483.2
Percent of Net Sales	11.8%	+10 basis points	11.7%
Selling, General & Administrative Expenses	$628.8	11.1%	$565.9
Percent of Net Sales	14.4%	+80 basis points	13.6%
Income from Operations	$840.2	6.1%	$791.7
Operating Margin	19.3%	+20 basis points	19.1%
Net income per share - Diluted	$2.44	7.5%	$2.27

Net Sales

Net sales for the year ended December 31, 2019 were $4,357.7, an increase of $211.8, or 5.1% compared to 2018 net sales.  The components of the net sales increase are as follows:

Net Sales - Consolidated	December 31, 2019
Product volumes sold	1.0%
Pricing/Product mix	3.4%
Foreign exchange rate fluctuations / Other	(0.5%)
Volume from acquired product lines (net of divestiture) (1)	1.2%
Net Sales increase	5.1%
(1)

On March 8, 2018, we completed the Passport Acquisition.  On May 1, 2019, we completed the Flawless Acquisition.  The results of these acquisitions are included in our results since the date of acquisition.  During the second quarter of 2019, we sold our consumer business in Brazil.

The volume change primarily reflects increased product sales in the Consumer International segment, with a volume decline in SPD and a slight decline in the Consumer Domestic segment. Price/mix was favorable in the Consumer Domestic and Consumer International segments, but was partially offset by slightly unfavorable price/mix in the SPD segment.

Our gross profit for 2019 was $1,984.0, a $143.2 increase compared to 2018.  Gross margin was 45.5% in 2019 compared to 44.4% in 2018, a 110 basis points (“bps”) increase.  The increase is due to the impact of productivity programs of 120 bps, favorable volume price/product mix of 120 bps, and the impact of higher margins on acquired businesses of 50 bps, partially offset by higher manufacturing costs of 100 bps and commodity costs and transportation costs of 80 bps.

Operating Costs

Marketing expenses for 2019 were $515.0, an increase of $31.8 compared to 2018.  The acquired businesses contributed modestly to the increase.  Marketing expenses as a percentage of net sales increased 10 bps to 11.8% in 2019 as compared to 2018 due to 70 bps on higher expenses partially offset by 60 bps of leverage on higher net sales.

Selling, general and administrative (“SG&A”) expenses for 2019 were $628.8, an increase of $62.9 or 11.1% compared to 2018.  The increase is primarily due to transition and ongoing acquisition-related costs (including amortization expense and Flawless earnout adjustment), higher spending in information technology, research and development (“R&D”), and incentive compensation costs, and the charge associated with selling our consumer business in Brazil of $7.6, partially offset by the reduction in fair value of a $7.3 contingent consideration liability associated with the Passport Acquisition.  SG&A as a percentage of net sales increased 80 bps to 14.4% in 2019

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

compared to 13.6% in 2018.  The increase is due to 150 bps on higher costs, partially offset by 70 bps of leverage associated with higher sales.

Other Income and Expenses

Equity in earnings of affiliates decreased by $2.6 in 2019 as compared to 2018.  The decrease in earnings during 2019 was due primarily to lower profits from Armand Products.

Other expense decreased by $2.8 in 2019 as compared to 2018 primarily due to the effect of changes in foreign exchange rates.

Interest expense in 2019 was $73.6, a decrease of $5.8. The decrease is primarily due to the reclassification of a financing lease to an operating lease in connection with the adoption of the new lease accounting standard in 2019.

Taxation

The 2019 tax rate was 20.4% compared to 21.0% in 2018.

2018 compared to 2017

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

Our gross profit for 2018 was $1,840.8, a $111.2 increase compared to 2017.  Gross margin was 44.4% in 2018 compared to 45.8% in 2017, a 140 bps decrease.  The decrease is due to the impact of higher commodity costs and transportation costs of 170 bps and higher manufacturing costs of 80 bps, partially offset by productivity programs of 80 bps, favorable volume price/product mix of 20 bps, and the impact of favorable foreign exchange rates of 10 bps.

Operating Costs

Marketing expenses for 2018 were $483.2, an increase of $29.0 compared to 2017.  Acquired businesses contributed modestly to the increase.  Marketing expenses as a percentage of net sales decreased 30 bps to 11.7% in 2018 as compared to 2017 due to 100 bps of leverage on higher net sales partially offset by 70 bps on higher expenses.

SG&A expenses for 2018 were $565.9, an increase of $23.2 or 4.3% compared to 2017.  The prior year includes the $39.2 international pension settlement charge.  The increase is primarily due to transition and ongoing acquisition-related costs, higher compensation, information system (in part in support of new technologies and security upgrades) and R&D costs.  SG&A as a percentage of net sales decreased 80 bps to 13.6% in 2018 compared to 14.4% in 2017.  The decrease is due to 130 bps of leverage associated with higher sales, partially offset by higher costs of 50 bps. The comparison is helped by approximately 100 bps associated with the 2017 pension settlement charge.

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

Taxation

The 2018 tax rate was 21.0% compared to -7.3% in 2017.  The 2017 tax rate was positively impacted by 39.4% as a result of the Tax Cuts and Jobs Act (the “Tax Act”), which lowered the U.S. corporate income tax rate to 21% starting in 2018 and resulted in a negative tax rate for 2017.

Segment results for 2019, 2018 and 2017

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

The Corporate segment income consists of equity in earnings of affiliates.  As of December 31, 2019, we held 50% ownership interests in each of Armand and ArmaKleen, respectively.  Our equity in earnings of Armand and ArmaKleen, totaling $6.6, $9.2 and $10.8 for the three years ending December 31, 2019, 2018 and 2017, respectively, are included in the Corporate segment.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for each of the three years ended December 31, 2019, 2018 and 2017 were as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
2019	$3,302.6	$756.3	$298.8	$0.0	$4,357.7
2018	3,129.9	709.5	306.5	0.0	4,145.9
2017	2,854.9	621.1	300.2	0.0	3,776.2
Income before Income Taxes(2)
2019	$645.8	$74.0	$47.3	$6.6	$773.7
2018	577.2	81.5	51.6	9.2	719.5
2017	606.4	32.0	43.5	10.8	692.7
(1)	Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $10.5, $5.7 and $4.5 for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.

(3)	Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen in 2019, 2018 and 2017.

Product line revenues for external customers for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Household Products	$1,821.7	$1,725.5	$1,640.0
Personal Care Products	1,480.9	1,404.4	1,214.9
Total Consumer Domestic	3,302.6	3,129.9	2,854.9
Total Consumer International	756.3	709.5	621.1
Total SPD	298.8	306.5	300.2
Total Consolidated Net Sales	$4,357.7	$4,145.9	$3,776.2

Household Products include deodorizing, cleaning and laundry products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Consumer Domestic

2019 compared to 2018

Consumer Domestic net sales in 2019 were $3,302.6, an increase of $172.1 or 5.5% compared to net sales of $3,129.9 in 2018.  The components of the net sales change are the following:

Net Sales - Consumer Domestic	December 31, 2019
Product volumes sold	(0.2%)
Pricing/Product mix	4.2%
Acquired product lines (1)	1.5%
Net Sales increase	5.5%
(1)	Includes the Flawless Acquisition since the date of acquisition.

The increase in net sales for 2019 reflects the impact of the Flawless Acquisition, higher sales of ARM & HAMMER liquid detergent, WATERPIK oral care products, ARM & HAMMER clumping cat litter, ARM & HAMMER scent booster, XTRA liquid laundry detergent, BATISTE dry shampoo, OXICLEAN® stain fighters, and VITAFUSION gummy vitamins partially offset by lower sales of TROJAN condoms and OXICLEAN® liquid laundry detergent.

There continues to be significant product competition in the gummy vitamin category.  The category has grown from six brands to over 50 in the last eight years.  Moreover, condom usage has declined, as a result of a lower 18 to 24-year old population, alternate birth control

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

options, less fear of HIV, less sex acts and, increased competition, all of which have contributed to lower demand for our product.  We continue to evaluate and vigorously address these pressures through, among other things, new product introductions and increased marketing and trade spending.  However, there is no assurance this category will not decline in the future and that we will be able to offset any such decline.

Consumer Domestic income before income taxes for 2019 was $645.8, a $68.6 increase as compared to 2018.  The increase is due primarily to favorable price/mix of $137.0, and lower interest and other expenses of $4.7, partially offset by higher SG&A expenses of $47.7 (in large part due to the Flawless Acquisition contingent consideration charge and other costs associated with the Flawless Acquisition, higher spending in information technology, R&D, and incentive compensation costs), higher marketing expenses of $14.7, unfavorable manufacturing and distribution expenses of $8.2, and lower volumes of $2.5.

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

Consumer International

2019 compared to 2018

Consumer International net sales in 2019 were $756.3, an increase of $46.8 or 6.6% as compared to 2018.  The components of the net sales change are the following:

Net Sales - Consumer International	December 31, 2019
Product volumes sold	8.3%
Pricing/Product mix	0.9%
Foreign exchange rate fluctuations	(3.2%)
Volume from acquired product lines (net of divestiture) (1)	0.6%
Net Sales increase	6.6%
(1)	Includes the Flawless Acquisition since the date of acquisition. During the second quarter of 2019, we sold our consumer business in Brazil.

Excluding the impact of foreign exchange rates and the Flawless Acquisition, higher sales were driven primarily by VITAFUSION & L’IL CRITTERS gummy vitamins, BATISTE dry shampoo, FEMFRESH feminine hygiene portfolio, and STERIMAR nasal spray in the Global Markets Group business, ARM & HAMMER cat litter and liquid laundry detergent, BATISTE dry shampoo, GRAVOL anti-nauseant, OXICLEAN stain fighters, and TROJAN condoms in Canada, ARM & HAMMER liquid laundry detergent and STERIMAR nasal

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

spray in Mexico, and BATISTE dry shampoo in Germany.  WATERPIK water flossers sales grew across the Global Markets Group business (formerly exports), U.K., Canada, Australia, and France.

Consumer International income before income taxes was $74.0 in 2019, a decrease of $7.5 compared to 2018 due primarily to higher SG&A costs of $23.3 (including the charge to sell the consumer business in Brazil, higher spending in information technology, R&D, and incentive compensation costs), higher marketing expenses of $20.6, unfavorable manufacturing and commodity costs of $9.7, and unfavorable foreign exchange rates of $3.9, partially offset by higher sales volumes of $31.8, favorable price/product mix of $15.8, and lower interest and other expenses of $2.4.

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

Specialty Products

2019 compared to 2018

SPD net sales were $298.8 for 2019, a decrease of $7.7, or 2.5% compared to 2018.  The components of the net sales change are the following:

Net Sales - SPD	December 31, 2019
Product volumes sold	(3.2%)
Pricing/Product mix	(0.1%)
Volume from acquired product lines (1)	0.8%
Net Sales increase	(2.5%)
(1)	Includes net sales of Passport since the date of acquisition.

Excluding the impact of the acquisitions, the net sales decrease in 2019 was primarily driven by lower volumes in the animal and food production business.  Demand in the dairy industry was significantly reduced due to low dairy farm profitability, which improved in the fourth quarter of 2019.

SPD income before income taxes was $47.2 in 2019, a decrease of $4.4 compared to 2018.  The decrease in income before income taxes for 2019 is due primarily to higher SG&A costs of $6.8, lower sales volumes of $3.4, unfavorable manufacturing costs of $3.1, and unfavorable price/product mix of $0.2, partially offset by $7.3 due to the reduction in fair value of a contingent consideration liability associated with the Passport Acquisition, lower interest and other expenses of $1.5. and lower marketing expenses of $0.4.

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

Corporate

The Corporate segment reflects the reclassification of administrative costs of the production, planning and logistics functions which are included in SG&A expenses in the operating segments but are elements of cost of sales in our Consolidated Statements of Income.  Such amounts were $48.2, $44.0 and $32.8 for 2019, 2018 and 2017, respectively.

Also included in corporate segment are the equity in earnings of affiliates from Armand and ArmaKleen, totaling $6.6, $9.2 and $10.8 for the three years ended December 31, 2019, 2018 and 2017, respectively.

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

On May 1, 2019, we entered into a $300.0 unsecured term loan credit facility with various banks, the proceeds of which were used to partially fund the Flawless Acquisition.  Unless prepaid, the loan is due on May 1, 2022.  The interest rate is U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on our credit rating, which can range from 60 bps to 113 bps.

As of December 31, 2019, we had $155.7 in cash and cash equivalents, and approximately $749.0 available through the revolving facility under our Credit Agreement and our commercial paper program.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

We financed the Waterpik Acquisition with a portion of the proceeds from an underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017, consisting of $300.0 aggregate principal amount of Floating Rate Senior Notes due 2019, $300.0 aggregate principal amount of 2.45% Senior Notes due 2022, $425.0 aggregate principal amount of 3.15% Senior Notes due 2027 and $400.0 aggregate principal amount of 3.95% Senior Notes due 2047 (collectively, the “Senior Notes”).  The Floating Rate Senior Notes, which matured and were repaid in full with cash on hand and commercial paper on January 25, 2019, bore interest at a rate, reset quarterly, equal to three-month LIBOR plus 0.15%.

On December 9, 2014, we issued $300.0 aggregate principal amount of 2.45% Senior Notes due December 15, 2019 (the “2019 Notes”).  These Notes were repaid in full in the fourth quarter of 2019 with cash on hand and proceeds from the issuance of commercial paper.

On September 26, 2012, we issued $400.0 aggregate principal amount of 2.875% Senior Notes due 2022 (the “2022 Notes”).  The 2022 Notes were issued under the second supplemental indenture, dated September 26, 2012 (the “BNY Mellon Second Supplemental Indenture”) to the indenture dated December 15, 2010 (the “BNY Mellon Base Indenture”) between us and The Bank of New York Mellon Trust

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Company, N.A., as trustee.  These Notes will mature on October 1, 2022, unless earlier retired or redeemed pursuant to the terms of the BNY Mellon Second Supplemental Indenture.

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

On January 31, 2020, the Board declared a 5.5% increase in the regular quarterly dividend from $0.2275 to $0.24 per share, equivalent to an annual dividend of $0.96 per share payable to stockholders of record as of February 14, 2020.  The increase raises the annual dividend payout from $224.0 to approximately $237.0.

On November 1, 2017, the Board authorized a share repurchase program, under which we may repurchase up to $500.0 in shares of Common Stock (the “2017 Share Repurchase Program”).  The 2017 Share Repurchase Program does not have an expiration date.  We also continued our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under our incentive plans.

In November of 2017, we executed open market purchases of $100.0 of our Common Stock under the 2017 Share Repurchase Program.  In the first quarter of 2018, we settled an accelerated share repurchase (“ASR”) contract and purchased approximately 4.1 million shares of Common Stock for $200.0, of which approximately $110.0 was purchased under the evergreen share repurchase program and $90.0 was purchased under the 2017 Share Repurchase Program.

In January 2019, we executed open market purchases of $100.0 of our Common Stock, all of which were purchased under the evergreen share repurchase program.  In September 2019, we executed open market purchases of $150.0 of our Common Stock of which $50.0 was purchased under the evergreen share repurchase program and $100.0 was purchased under the 2017 Share Repurchase Program.

As a result of these Common Stock repurchases, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of December 31, 2019.

 We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to meet our capital expenditure program costs, which are expected to be approximately $90.0 in 2020, fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due and pay dividends at the latest approved rate.  We do not have any mandatory fixed rate debt principal payments due in 2020.  Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Net cash provided by operating activities	$864.5	$763.6	$681.5
Net cash used in investing activities	$(553.5)	$(112.1)	$(1,303.4)
Net cash (used in) provided by financing activities	$(472.9)	$(609.0)	$698.9

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

2019 compared to 2018

Net Cash Provided by Operating Activities – Our primary source of liquidity is our cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  Our net cash provided by operating activities in 2019 increased by $100.9 to $864.5 as compared to $763.6 in 2018 due to higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, deferred taxes, non-cash compensation and asset impairment and write-off charges) and a larger decrease in working capital.  The change in working capital is primarily due to a larger increase in accounts payable and accrued expenses due to our continued program to extend payment terms with our suppliers, timing of payments and higher incentive compensation and profit sharing accruals and a smaller increase in inventory. The change in inventory is largely due to the Flawless acquisition.  However, we measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended December 31, 2019 and 2018:

	As of
	December 31, 2019	December 31, 2018	Change
Days of sales outstanding in accounts receivable ("DSO")	29	30	(1)
Days of inventory outstanding ("DIO")	61	58	3
Days of accounts payable outstanding ("DPO")	69	66	(3)
Cash conversion cycle	21	22	(1)

Our cash conversion cycle (defined as the sum of DSO plus DIO less DPO) at December 31, 2019, which is calculated using a two period average method, decreased 1 day from the prior year amount of 22 days to 21 days at December 31, 2019 due primarily to an increase in DPO of 3 days due to the timing of payments and term extensions with our suppliers, offset by an increase in DIO of 3 days from 58 to 61 days primarily due to the Flawless acquisition.  We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during 2019 was $553.5, primarily reflecting $475.0 for the Flawless Acquisition, and $73.7 for property, plant and equipment additions.

Net Cash (Used in) Provided by Financing Activities – Net cash used in financing activities during the first twelve months of 2019 was $472.9, reflecting $250.0 of repurchases of our common stock (“Common Stock”), $224.1 of cash dividend payments, and $49.0 of net debt repayments, partially offset by $52.8 of proceeds from stock option exercises.

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

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Commitments as of December 31, 2019

The table below summarizes our material contractual obligations and commitments as of December 31, 2019.

	Payments Due by Period
			2021 to	2023 to	After
	Total	2020	2022	2024	2024
Short & Long-Term Debt
Term loan due 2022	$300.0	$0.0	$300.0	$0.0	$0.0
2.45% Senior Notes due 2022	300.0	0.0	300.0	0.0	0.0
2.875% Senior Notes due 2022	400.0	0.0	400.0	0.0	0.0
3.15% Senior Notes due 2027	425.0	0.0	0.0	0.0	425.0
3.95% Senior Notes due 2047	400.0	0.0	0.0	0.0	400.0
Debt obligations of foreign subsidiaries	4.3	4.3	0.0	0.0	0.0
	1,829.3	4.3	1,000.0	0.0	825.0
Interest on Fixed Rate Debt(1)	587.9	48.0	90.1	58.4	391.4
Lease Obligations	210.6	23.4	44.6	30.3	112.3
Other Long-Term Liabilities
Letters of Credit(2)	2.8	2.8	0.0	0.0	0.0
Purchase Obligations(3)	250.1	177.8	67.3	5.0	0.0
Other(4)	7.5	0.5	1.0	1.2	4.8
Total	$2,888.2	$256.8	$1,203.0	$94.9	$1,333.5

(1)	Represents interest on our 2.45% Senior Notes due in 2022, 2.875% Senior Notes due in 2022, 3.15% Senior Notes due 2027 and 3.95% Senior Notes due 2047.
(2)	Letters of credit with several banks guarantee payment for items such as insurance claims in the event of our insolvency.
(3)

We have outstanding purchase obligations with suppliers at the end of 2019 for raw, packaging and other materials and services in the normal course of business.  These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding, and do not represent total anticipated purchases.

(4)	Other includes payments for stadium naming rights for a period of 20 years until December 2032.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing or unconsolidated special purpose entities.

OTHER ITEMS

Market risk

Concentration of Risk

A group of three customers accounted for approximately 36%, 36% and 36% of consolidated net sales in 2019, 2018 and 2017, respectively, of which a single customer, Walmart, accounted for approximately 24%, 23% and 24% in 2019, 2018 and 2017, respectively.

Interest Rate Risk

We had outstanding total debt at December 31, 2019, of $2,063.1, net of debt issuance costs, of which 73% has a fixed weighted average interest rate of 3.1% and the remaining 27% was constituted of commercial paper issued by us that currently has a weighted average interest rate of approximately 1.92% and the Term loan due 2022 with a current rate of approximately 2.60%.  In 2019, we entered into interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark LIBOR interest rate associated with anticipated issuances of debt.  The notional amount of the interest rate swap locks is $300.0. These interest rate swap lock agreements have been designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted for as fair value hedges.

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

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section.   Refer to page 45 of this Annual Report.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that as of December 31, 2019, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting.  Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedule appear on pages 48 and 51 of this Annual Report on Form 10-K.

/s/ Matthew T. Farrell	/s/ Richard A. Dierker
Matthew T. Farrell	Richard A. Dierker
President and Chief Executive Officer	Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)
February 18, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2019, the Company adopted the Financial Accounting Standard Board’s new accounting standard related to leases using the optional transition method of adoption, which permits the Company to continue presenting all periods prior to January 1, 2019 under the previous lease accounting guidance.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Trade names and Other Intangibles, Net — Refer to Notes 1 and 7 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company owns trade names that are considered to have indefinite lives. These trade names are required to be measured periodically for impairment. There are trade names that, based on performance, have experienced sales and profit declines that eroded a portion of the excess between fair value and carrying value, which could potentially result in an impairment of the assets.

Management estimates the fair value of these trade names on a periodic basis. The determination of the fair value requires management to make significant estimates and assumptions related to future performance, such as unit volume, revenue and expense growth rates, as well as the selection of an appropriate discount rate. Changes in these assumptions could have a significant impact on the fair value of the trade names, leading to an impairment.

Given the significant judgments made by management to estimate the trade names’ fair value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future performance involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future performance and selection of the discount rate for the trade names included the following, among others:

•	We tested the effectiveness of controls over the account balance, including those over the forecast of future performance and the selection of the discount rate.
•	We evaluated management’s ability to accurately forecast future performance by comparing actual performance to management’s historical forecasts.
•	We evaluated the reasonableness of management’s performance forecasts by comparing the forecasts to:
–	Historical performance.
–	Internal communications to management and the Board of Directors.
–	Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rate by:
–	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–	Developing a range of independent estimates and comparing those to the discount rate selected by management.

Acquisitions – Refer to Note 6 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company completed the acquisition of the Flawless™ and Finishing Touch™ hair removal business (the “Flawless Acquisition”) from Ideavillage Products Corporation. The Company paid $475.0 million at closing and may make an additional contingent payment up to a maximum of $425.0 million in cash, based on a trailing twelve-month net sales target ending no later than December 31, 2021. The Company accounted for the Flawless Acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a trade name of $447.3 million and contingent consideration of $182.0 million. Management estimated the fair value of the trade name using a discounted cash flow method. Management estimated the fair value of contingent consideration by using a model that weighted the probabilities of the possible payment. The fair value determination of the trade name and contingent consideration required management to make significant estimates and assumptions related to future revenue, cash flows and the selection of discount rates.

Given that the fair value determination of the trade name and the contingent consideration requires management to make significant estimates and assumptions related to the forecasts of future revenue and cash flow, and the selection of the discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecast of future revenue and cash flows for the valuation of the trade name and the contingent consideration, as well as the selection of the associated discount rates, included the following, among others:

•

We tested the effectiveness of controls over the valuation of the trade name and contingent consideration, including management’s controls over forecasts of future revenue and cash flows and selection of discount rates.

•	We assessed the reasonableness of management’s forecasts of future revenue and cash flows by comparing the projections to
–	Historical performance.
–	Internal communications to management and the Board of Directors.
–	Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies and discount rates by:
–	Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.
–	Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Parsippany, NJ

February 18, 2020

We have served as the Company's auditor since 1968.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 18, 2020, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the Company’s adoption of the Financial Accounting Standard Board’s new accounting standard related to leases.

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

February 18, 2020

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net Sales	$4,357.7	$4,145.9	$3,776.2
Cost of sales	2,373.7	2,305.1	2,046.6
Gross Profit	1,984.0	1,840.8	1,729.6
Marketing expenses	515.0	483.2	454.2
Selling, general and administrative expenses	628.8	565.9	542.7
Income from Operations	840.2	791.7	732.7
Equity in earnings of affiliates	6.6	9.2	10.8
Investment earnings	1.6	1.9	2.1
Other income (expense), net	(1.1)	(3.9)	(0.3)
Interest expense	(73.6)	(79.4)	(52.6)
Income before Income Taxes	773.7	719.5	692.7
Income taxes	157.8	150.9	(50.7)
Net Income	$615.9	$568.6	$743.4

Weighted average shares outstanding - Basic	246.2	245.5	250.6
Weighted average shares outstanding - Diluted	252.1	250.7	256.1
Net income per share - Basic	$2.50	$2.32	$2.97
Net income per share - Diluted	$2.44	$2.27	$2.90
Cash dividends per share	$0.91	$0.87	$0.76

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2019	2018	2017
Net Income	$615.9	$568.6	$743.4
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	5.7	(10.6)	18.4
Defined benefit plan adjustments gain (loss)	(0.9)	1.4	12.6
Income (loss) from derivative agreements	(17.9)	(7.4)	(3.6)
Other comprehensive (loss) income	(13.1)	(16.6)	27.4
Comprehensive income	$602.8	$552.0	$770.8

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$155.7	$316.7
Accounts receivable, less allowances of $2.4 and $3.1	356.4	345.3
Inventories	417.4	382.8
Other current assets	26.9	33.4
Total Current Assets	956.4	1,078.2

Property, Plant and Equipment, Net	573.0	598.2
Equity Investment in Affiliates	9.7	8.5
Trade Names and Other Intangibles, Net	2,750.0	2,274.0
Goodwill	2,079.5	1,992.9
Other Assets	288.8	117.4
Total Assets	$6,657.4	$6,069.2

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$252.9	$1.8
Current portion of long-term debt	0.0	596.5
Accounts payable and accrued expenses	831.9	725.1
Income taxes payable	7.5	2.9
Total Current Liabilities	1,092.3	1,326.3

Long-term Debt	1,810.2	1,508.8
Deferred Income Taxes	579.6	576.4
Deferred and Other Long-term Liabilities	315.5	180.9
Business Acquisition Liabilities	192.0	23.0
Total Liabilities	3,989.6	3,615.4

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares; 292,855,100 shares issued as of December 31, 2019 and 2018	292.8	292.8
Additional paid-in capital	295.5	280.8
Retained earnings	4,237.4	3,832.6
Accumulated other comprehensive loss	(66.7)	(53.6)
Common stock in treasury, at cost: 47,439,300 shares as of December 31, 2019 and 45,969,515 shares as of December 31, 2018	(2,091.2)	(1,898.8)
Total Stockholders' Equity	2,667.8	2,453.8
Total Liabilities and Stockholders’ Equity	$6,657.4	$6,069.2

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash Flow From Operating Activities
Net Income	$615.9	$568.6	$743.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	63.8	64.4	60.9
Amortization expense	112.6	76.7	64.5
Deferred income taxes	5.6	11.1	(237.6)
Equity in net earnings of affiliates	(6.6)	(9.2)	(10.8)
Distributions from unconsolidated affiliates	5.3	10.1	10.1
Non-cash compensation expense	20.8	23.3	18.1
Non-cash pension settlement charge	0.0	0.0	31.7
Asset impairment charge and other asset write-offs	13.8	3.6	2.1
Other	0.1	1.0	(1.7)
Change in assets and liabilities:
Accounts receivable	(9.2)	(3.4)	(9.7)
Inventories	(33.8)	(55.1)	(25.2)
Other current assets	4.9	18.9	10.2
Accounts payable and accrued expenses	72.8	54.9	30.3
Income taxes payable	3.4	(6.1)	(11.2)
Change in fair value of business acquisition liabilities	1.3	0.0	0.0
Other operating assets and liabilities, net	(6.2)	4.8	6.4
Net Cash Provided By Operating Activities	864.5	763.6	681.5
Cash Flow From Investing Activities
Additions to property, plant and equipment	(73.7)	(60.4)	(45.0)
Acquisitions	(475.0)	(49.8)	(1,260.0)
Other	(4.8)	(1.9)	1.6
Net Cash Used In Investing Activities	(553.5)	(112.1)	(1,303.4)
Cash Flow From Financing Activities
Long-term debt borrowings	300.0	0.0	1,621.3
Long-term debt (repayments)	(600.0)	0.0	(200.0)
Short-term debt (repayments), net of borrowings	251.0	(268.8)	(155.8)
Proceeds from stock options exercised	52.8	76.6	42.1
Payment of cash dividends	(224.1)	(213.3)	(190.4)
Purchase of treasury stock	(250.0)	(200.0)	(400.0)
Deferred financing and other	(2.6)	(3.5)	(18.3)
Net Cash (Used In) Provided By Financing Activities	(472.9)	(609.0)	698.9
Effect of exchange rate changes on cash and cash equivalents	0.9	(4.7)	14.1
Net Change In Cash and Cash Equivalents	(161.0)	37.8	91.1
Cash and Cash Equivalents at Beginning of Period	316.7	278.9	187.8
Cash and Cash Equivalents at End of Period	$155.7	$316.7	$278.9

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash paid during the year for:
Interest (net of amounts capitalized)	$70.6	$74.9	$33.3
Income taxes	$134.8	$116.8	$198.1
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$10.4	$6.9	$7.7

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019, 2018 and 2017

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity
December 31, 2016	292.8	(38.9)	$292.8	$251.4	$2,926.0	$(63.8)	$(1,428.5)	$1,977.9
Net income	0.0	0.0	0.0	0.0	743.4	0.0	0.0	743.4
Other comprehensive (loss) income	0.0	0.0	0.0	0.0	0	27.4	0.0	27.4
Cash dividends	0.0	0.0	0.0	0.0	(190.4)	0.0	0.0	(190.4)
Stock purchases	0.0	(8.2)	0.0	0.0	0.0	0.0	(400.0)	(400.0)
Stock based compensation expense and stock option plan transactions	0.0	1.9	0.0	13.2	0.0	0.0	46.5	59.7
December 31, 2017	292.8	(45.2)	$292.8	$264.6	$3,479.0	$(36.4)	$(1,782.0)	$2,218.0
Adoption of new accounting pronouncements (Note 1)	0.0	0.0	0.0	0.0	(1.7)	(0.6)	0.0	(2.3)
Net income	0.0	0.0	0.0	0.0	568.6	0.0	0.0	568.6
Other comprehensive (loss) income	0.0	0.0	0.0	0.0	0.0	(16.6)	0.0	(16.6)
Cash dividends	0.0	0.0	0.0	0.0	(213.3)	0.0	0.0	(213.3)
Stock purchases	0.0	(4.1)	0.0	0.0	0.0	0.0	(200.0)	(200.0)
Stock based compensation expense and stock option plan transactions	0.0	3.3	0.0	16.2	0.0	0.0	83.2	99.4
December 31, 2018	292.8	(46.0)	$292.8	$280.8	$3,832.6	$(53.6)	$(1,898.8)	$2,453.8
Adoption of new accounting pronouncements (Note 1)	0.0	0.0	0.0	0.0	13.0	0.0	0.0	13.0
Net income	0.0	0.0	0.0	0.0	615.9	0.0	0.0	615.9
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(13.1)	0.0	(13.1)
Cash dividends	0.0	0.0	0.0	0.0	(224.1)	0.0	0.0	(224.1)
Stock purchases	0.0	(3.6)	0.0	0.0	0.0	0.0	(250.0)	(250.0)
Stock based compensation expense and stock option plan transactions	0.0	2.2	0.0	14.7	0.0	0.0	57.6	72.3
December 31, 2019	292.8	(47.4)	$292.8	$295.5	$4,237.4	$(66.7)	$(2,091.2)	$2,667.8

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

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of the Company and its majority‑owned subsidiaries.  For equity investments in which the Company does not control or have the ability to exert significant influence over the investee, which generally is when the Company has less than a 20% ownership interest, the investments are accounted for under the cost method.  In circumstances where the Company has greater than a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee, the investment is accounted for under the equity method.  As a result, the Company accounts for its 50% interest in its Armand Products Company (“Armand”) joint venture and its 50% interest in The ArmaKleen Company (“ArmaKleen”) joint venture under the equity method.  Armand and ArmaKleen are specialty chemical businesses.  The Company’s equity in earnings of Armand and ArmaKleen are included in the Corporate segment, as described in Note 16.  Certain prior period amounts previously included in Deferred and Other Long-term Liabilities have been reclassified to Business Acquisition Liabilities in the condensed consolidated balance sheet to conform to the presentation for the current period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Management makes estimates regarding inventory valuation, promotional and sales returns reserves, the carrying amount of goodwill and other intangible assets, the realization of deferred tax assets, tax reserves, liabilities related to other postretirement benefit obligations and other matters that affect the reported amounts and other disclosures in the financial statements.  These estimates are based on judgment and available information.  Actual results could differ materially from those estimates, and it is possible that changes in such estimates could occur in the near term.

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

Adoption of the new revenue recognition pronouncement as discussed below did not have a significant impact on the Company’s consolidated financial statements.  The adoption required the Company to recognize certain costs earlier, primarily due to the timing of coupon expense recognition, which was not material.  Refer to the table below on page 63 for a presentation of the impacts of adoption of the guidance on the Company’s January 1, 2018 balance sheet.

a.	Nature of Goods and Services

The Company primarily ships finished goods to its customers and operates in three segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”).  The segments are based on differences in the nature of products and organizational and ownership structures.  The Consumer Domestic and Consumer International segments market a variety of personal care and household products and over-the-counter products, including but not limited to baking soda, cat litter, laundry detergent, condoms, stain removers, hair removal, gummy dietary supplements, dry shampoo, water flossers and showerheads.  The SPD segment focuses on sales to businesses and participates in three product areas: Animal and Food Production, Specialty Chemicals and Specialty Cleaners.  The Company’s products are distinct and separately identifiable on customer contracts or invoices, with each product sale representing a separate performance obligation.

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

Refer to Note 17 for disaggregated revenue information with respect to each of our segments.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Sales of Accounts Receivable

The Company entered into a factoring agreement with a financial institution to sell certain customer receivables at discounted rates in 2015.  Transactions under this agreement are accounted for as sales of accounts receivable and were removed from the Consolidated Balance Sheet at the time of the sales transaction.  The Company factored an additional $26.0 in 2019, resulting in a total of $138.9 and $112.9 as of December 31, 2019 and 2018, respectively.

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

Inventories

Inventories are valued at the lower of cost or market (net realizable value, which reflects any costs to sell or dispose).  The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value.  The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions.  Estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products.  The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required.  Adjustments to reflect inventory at net realizable value were $16.0 at December 31, 2019, and $17.0 at December 31, 2018.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

PP&E is reviewed annually and whenever events or changes in circumstances indicate that possible impairment exists.  The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of Company assets and liabilities.  The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  The Company conducts annual reviews to identify idle and underutilized equipment, and reviews business plans for possible impairment.  Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows.  When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

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

Goodwill and Other Intangible Assets

Carrying values of goodwill and indefinite-lived trade names are reviewed periodically for possible impairment.  The Company’s impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate.  Management uses estimates based on expected trends in making these assumptions.  With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit.  For trade names and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Judgment is required in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.  Intangible assets with finite lives are amortized over their estimated useful lives, which range from 3-20 years, using the straight-line method, and reviewed for impairment when changes in market circumstances occur.

It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) the businesses or brands do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.

Research and Development

The Company incurred research and development expenses in the amount of $93.6, $89.7 and $70.8 in 2019, 2018 and 2017, respectively.  These expenses are included in SG&A expenses and are expensed as incurred.

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

	2019	2018	2017
Weighted average common shares outstanding - basic	246.2	245.5	250.6
Dilutive effect of stock options	5.9	5.2	5.5
Weighted average common shares outstanding - diluted	252.1	250.7	256.1
Antidilutive stock options outstanding	1.5	1.9	3.2

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Employee and Director Stock Based Compensation

The fair value of share-based compensation is determined at the grant date and the related expense is recognized over the required employee service period in which the share-based compensation vests.  The following table presents the pre-tax expense associated with the fair value of unvested stock options and restricted stock awards included in SG&A expenses and in cost of sales:

	For the Year Ended December 31,
	2019	2018	2017
Cost of sales	$2.8	$2.6	$1.8
Selling, general and administrative expenses	19.6	22.3	16.3
Total	$22.4	$24.9	$18.1

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled.  Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized.  The Company records liabilities for potential assessments in various tax jurisdictions in accordance with GAAP.  The liabilities relate to tax return positions that, although supportable by the Company, may be challenged by the tax authorities and do not meet the minimum recognition threshold required under applicable accounting guidance for the related tax benefit to be recognized in the income statement.  The Company adjusts this liability as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations.  Many of the judgments involved in adjusting the liability involve assumptions and estimates that are highly uncertain and subject to change.  In this regard, settlement of any issue with, or an adverse determination in litigation against, a taxing authority could require the use of cash and result in an increase in the Company’s annual tax rate.  Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to the Company’s annual tax rate.

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

In total, at the adoption of the new accounting guidance there were Right of Use Assets of approximately $107.0 and a corresponding Lease Liabilities of $109.0.  This did not include an existing cease-use liability of approximately $7.0 pertaining to one of the Company’s previous corporate offices that remained unchanged as a result of the transition.  Refer to Note 8 for the Company’s lease disclosures.

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

In February 2018, the FASB issued new accounting guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures regarding stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The Company adopted this change using the modified retrospective approach by adjusting certain December 31, 2017 stockholders’ equity accounts (see below).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

In 2016, the FASB issued guidance that clarifies the principles for recognizing revenue.  The amendments clarify the guidance for identifying performance obligations, licensing arrangements and principal versus agent considerations.  The amendments additionally provide clarification on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition.  The new standard was adopted by the Company using the modified retrospective approach in the first quarter of 2018.  See page 58 for the Company’s revenue recognition accounting policy.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issue new accounting guidance (with subsequent targeted amendments) which modifies the measurements of expected credit losses for certain financial instruments and financial assets, including trade receivables.  This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  The standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2019 and December 31, 2018:

		December 31, 2019		December 31, 2018
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$65.3	$65.3	$234.6	$234.6
Financial Liabilities:
Short-term borrowings	Level 2	252.9	252.9	1.8	1.8
Floating Rate Senior notes due January 25, 2019	Level 2	0.0	0.0	300.0	299.9
2.45% Senior notes due December 15, 2019	Level 2	0.0	0.0	300.0	297.4
Term loan due May 1, 2022	Level 2	300.0	300.0	0.0	0.0
2.45% Senior notes due August 1, 2022	Level 2	299.8	302.6	299.7	289.7
2.875% Senior notes due October 1, 2022	Level 2	399.9	408.2	399.9	393.0
3.15% Senior notes due August 1, 2027	Level 2	424.7	438.9	424.6	400.0
3.95% Senior notes due August 1, 2047	Level 2	397.3	427.1	397.2	363.7
Business Acquisition Liabilities	Level 3	206.2	206.2	23.0	23.0
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	Level 2	0.0	0.0	(3.0)	(3.0)
Interest Rate Swap Lock Agreement asset (liability)	Level 2	(29.5)	(29.5)	(7.0)	(7.0)

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the twelve months ended December 31, 2019.

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

Interest Rate Swap Lock Agreement:  The Company entered into interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark U.S. Dollar London Interbank Offered Rate (“LIBOR”) interest rate associated with anticipated issuances of debt.  The notional amount of the interest rate swap locks is $300.0. These interest rate swap lock agreements have been designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted as fair value hedges.  The fair value of these interest rate swap lock agreements is reflected in the Consolidated Balance Sheet within Deferred and Other Long-term Liabilities.

Business Acquisition Liabilities: As of December 31, 2019, the Company had liabilities for contingent consideration related to the Flawless Acquisition of $192.0 and related to the Agro Acquisition of $14.2.  As of December 31, 2018, the Company had liabilities for contingent consideration related to the Agro Acquisition of $15.7 and related to the Passport Acquisition of $7.3.

During the second quarter of 2019, the Company recorded a reduction in fair value of the entire $7.3 Passport contingent liability based on the revised valuation due to updated sales forecasts.  The initial fair value of the Flawless contingent liability was $182.0. That amount was first established in the purchase allocation after Flawless was acquired on May 1, 2019 and has since been increased by $10.0 to $192.0 based on the revised valuation due to updated sales forecasts as well as the passage of time.  See Note 15 for further details.

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is determined using the present value of the weighted probabilities of the possible payments due to randomly changing revenue growth. These fair value measurements represent Level 3 measurements as they are based on significant inputs not

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the fair value of the contingent consideration liabilities. Changes in the fair value of the contingent consideration obligations are recorded in general and administrative expenses in the accompanying consolidated statements of operations.

Other:  The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of December 31, 2019 and 2018.

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

During 2019 and 2018, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments.  The tables following the discussion of the derivative instruments below summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated statements of income and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products.  These carriers currently charge the Company a basic rate per mile for diesel fuel price increases.  During 2019 and 2018, the Company entered into hedge agreements with counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel.  Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to it common carriers.  The agreements covered approximately 79% of the Company’s 2019 diesel fuel requirements and are expected to cover approximately 70% of the Company’s estimated diesel fuel requirements for 2020.  These diesel fuel hedge agreements qualify for hedge accounting.  Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/ Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, and U.S. Dollar/Australian Dollar.

The Company enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in U.S. Dollar, Canadian Dollar, Pound, Euro, Mexican Peso, and Australian Dollar.  The Company entered into forward exchange contracts to hedge itself from the risk that, due to fluctuations in currency exchange rates, it would be adversely affected by net cash outflows.  The face value of the unexpired contracts as of December 31, 2019 totaled $216.0 in U.S. Dollars, of which all qualifies as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Interest Rate Swap Lock Agreement

The Company entered into interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark LIBOR interest rate associated with anticipated issuances of debt.  The notional amount of the interest rate swap locks is $300.0. These interest rate swap lock agreements have been designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted as fair value hedges.  The fair value of these interest rate swap lock agreements is reflected in the Consolidated Balance Sheet within Deferred and Other Long-term Liabilities.

Commodity Hedges

The Company is subject to exposure due to changes in prices of commodities used in production. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, the Company enters into Over-the-Counter commodity forward swap contracts. These agreements covered approximately 60% of the Company’s 2019 exposure and are expected to cover approximately 45% of the Company’s 2020 exposure.  These hedges are designated as cash flow hedges for accounting purposes and, therefore, changes in the fair value of the contracts are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.  The fair value of these commodity hedge agreements is reflected in the Consolidated Balance Sheet within Other Current Assets and Accounts Payable and Accrued Expenses.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign exchange contracts	$216.0	$146.6
Interest rate swap	$0.0	$300.0
Interest rate swap lock	$300.0	$250.0
Diesel fuel contracts	4.8 gallons	8.2 gallons
Commodities contracts	81.2 pounds	94.7 pounds
Derivatives not designated as hedging instruments
Equity derivatives	$22.1	$21.0

The fair values and amount of gain (loss) recognized in income and other comprehensive income associated with the derivative instruments disclosed above do not have a material impact on the Company’s consolidated financial statements.

4.	Inventories

Inventories consist of the following:

	December 31,	December 31,
	2019	2018
Raw materials and supplies	$85.9	$84.4
Work in process	29.0	34.1
Finished goods	302.5	264.3
Total	$417.4	$382.8

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

5.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consist of the following:

	December 31,	December 31,
	2019	2018
Land	$27.8	$27.8
Buildings and improvements(1)	255.4	301.3
Machinery and equipment	737.4	716.7
Software	96.7	97.9
Office equipment and other assets	76.0	73.8
Construction in progress	72.9	49.7
Gross PP&E	1,266.2	1,267.2
Less accumulated depreciation and amortization	693.2	669.0
Net PP&E	$573.0	$598.2

	For the Year Ended December 31,
	2019	2018	2017
Depreciation and amortization on PP&E	$63.8	$64.4	$60.9
(1)

In conjunction with the new lease accounting guidance adopted in the first quarter of 2019, the Company de-recognized its corporate headquarters building lease which had a value of approximately $35.0 in Buildings and improvements at December 31, 2018.  See the Recently Adopted Accounting Pronouncements in Note 1 for further details.

6.	Acquisitions

On May 1, 2019, the Company closed on its previously announced acquisition of the FLAWLESS hair removal business (the “Flawless Acquisition”) from Ideavillage Products Corporation (“Ideavillage”). The Company paid $475.0 at closing and may make an additional contingent consideration payment up to a maximum of $425.0 in cash, based on a trailing twelve-month net sales target ending no later than December 31, 2021. The transaction was funded with proceeds from a three-year term loan and commercial paper borrowings. There was a six-month integration transition period in which the net cash received from Ideavillage was accounted for as other revenue as a component of net sales. The Company purchased the inventory following the transition period, at such time, the Company became the principal party to the sales transactions. The Flawless hair removal business is managed in the Consumer Domestic and Consumer International segments and represents an addition to our specialty haircare portfolio which includes BATISTE dry shampoo, VIVISCAL hair thinning supplements, and TOPPIK hair fibers.

The fair values of the net assets acquired are set forth as follows:

Trade name	$447.3
Other intangible assets	121.8
Goodwill	87.9
Contingent consideration	(182.0)
Cash purchase price	$475.0

The goodwill and other intangible assets associated with the Flawless Acquisition are deductible for U.S. tax purposes.  The trade names and other intangible assets were valued using a discounted cash flow model.  The life of the amortizable intangible assets recognized from the Flawless Acquisition ranges from 15 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company.  Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.  The contingent liability will be reassessed at each balance sheet date until the completion of the earn-out period.  Subsequent to the date of the Flawless Acquisition, the Company increased the estimate of the contingent consideration liability by $10.0 from $182.0 to $192.0 based on the revised valuation due to updated sales forecasts as well as the passage of time.  Ideavillage will help support the business through a separate long-term transition services agreement.

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

The trade names and other intangible assets were valued using a discounted cash flow model.  The life of the amortizable intangible assets recognized from the Passport Acquisition ranges from 10 - 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact is not material to the Company’s consolidated financial results.  The contingent liability will be reassessed at each balance sheet date leading up to December 31, 2020.  During the second quarter of 2019, the Company reduced the entire fair value of the $7.3 contingent liability based on the revised valuation and updated sales forecasts.  The goodwill and other intangible assets associated with the Passport Acquisition are not deductible for U.S. tax purposes.

On August 7, 2017, the Company acquired Pik Holdings, Inc. (“Waterpik”), a water-jet technology company that designs and sells both oral water flossers and replacement showerheads (the “Waterpik Acquisition”).  The total purchase price was $1,024.6 (net of cash acquired).  Waterpik’s annual sales were approximately $265.0 for the trailing twelve months through June 30, 2017.  The Company financed the Waterpik Acquisition with proceeds from its underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes (as defined in Note 10) completed on July 25, 2017.  Subsequent to the Waterpik Acquisition, Waterpik is managed by the Consumer Domestic and Consumer International segments.

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

The trade names and other intangible assets were valued using a discounted cash flow model.  The life of the amortizable intangible assets recognized from the Waterpik Acquisition will be amortized over 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company.  The goodwill and other intangible assets associated with the Waterpik Acquisition are not deductible for U.S. tax purposes.

The following unaudited pro forma information is based on the Company’s historical data and assumptions for consolidated results of operations and gives effect to the Waterpik Acquisition as if the acquisition occurred on January 1, 2016. These unaudited pro forma results include adjustments having a continuing impact on the Company’s consolidated statements of income. These adjustments primarily consist of adjustments to depreciation for the fair value and depreciable lives of property and equipment, amortization of intangible assets, stock compensation expense, interest expense and adjustments to tax expense based on condensed consolidated pro forma results. These results have been prepared using assumptions the Company’s management believes are reasonable, are not necessarily indicative of the actual results that would have occurred if the acquisition had occurred on January 1, 2016, and are not necessarily indicative of the results that may be achieved in the future, including but not limited to the realization of operating synergies that the Company may realize as a result of the acquisition.

Unaudited condensed consolidated pro forma results	Twelve Months Ended
	December 31,
	2017
	Reported	Pro forma
Net Sales	$3,776.2	$3,936.2
Net Income	$743.4	$753.4
Net income per share - Basic	$2.97	$3.01
Net income per share - Diluted	$2.90	$2.94

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

The trade names and other intangible assets were valued using a discounted cash flow model.  The life of the amortizable intangible assets recognized from the Agro Acquisition ranges from 5 - 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.  In December 2019, the final contingent consideration liability, which is expected to be paid in early 2020, was lowered to $14.2 based on 2019 sales.  The reduction was recorded in SG&A in the SPD segment.  The goodwill and other intangible assets associated with the Agro Acquisition are deductible for U.S. tax purposes.

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

The trade names and other intangible assets were valued using the discounted cash flow model.  The life of the amortizable intangible assets recognized from the Viviscal Acquisition ranges from 15 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.  The goodwill and other intangible assets associated with the Viviscal Acquisition are deductible for U.S. tax purposes.

7.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	December 31, 2019				December 31, 2018
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade names	$1,025.8	$(219.7)	$806.1	3-20	$578.6	$(175.2)	$403.4
Customer Relationships	584.8	(255.0)	329.8	15-20	506.3	(220.8)	285.5
Patents/Formulas	211.4	(73.0)	138.4	4-20	165.4	(61.5)	103.9
Non Compete Agreement	0.4	(0.4)	0.0	5-10	0.4	(0.3)	0.1
Total	$1,822.4	$(548.1)	$1,274.3		$1,250.7	$(457.8)	$792.9

Indefinite lived intangible assets - Carrying value

	December 31,	December 31,
	2019	2018
Trade names	$1,475.7	$1,481.1

The Company determined that the carrying value of its trade names as of December 31, 2019 and 2018, was recoverable based upon the forecasted cash flows and profitability of the brands.  There are personal care trade names that, based on recent performance, had experienced sales and profit declines that had eroded a significant portion of the excess between fair and carrying value, which could potentially result in an impairment of the assets.  The Company continues to monitor performance and should there be any significant change in forecasted assumptions or estimates, including sales, profitability and discount rate, the Company may be required to recognize an impairment charge.

Intangible amortization expense amounted to approximately $90.4 for 2019, $71.2 for 2018 and $61.0 for 2017, respectively.  The Company estimates that intangible amortization expense will be approximately $98.2 in 2020 and approximately $96.5 to $88.0 annually over the next five years.

During the fourth quarter of 2017, the Company determined that a Consumer Domestic trade name should be re-characterized from an indefinite lived to a finite lived asset. This conclusion was based upon lower forecasted sales and profitability and competitive pressures. This change was made after the annual impairment test was performed in which an impairment was not indicated.  The carrying value of this trade name as of December 31, 2017 was approximately $22.0 million and is being amortized over 20 years based upon the estimated cash flows.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2017	$1,632.1	$223.3	$103.5	$1,958.9
Passport acquired goodwill	0.0	0.0	32.5	$32.5
Waterpik adjustment	1.1	0.4	0.0	$1.5
Balance at December 31, 2018	$1,633.2	$223.7	$136.0	$1,992.9
Flawless acquired goodwill	74.7	13.2	0.0	87.9
Other	0.0	(1.3)	0.0	(1.3)
Balance at December 31, 2019	$1,707.9	$235.6	$136.0	$2,079.5

The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2019, determined that the estimated fair value substantially exceeded the carrying values of all reporting units.  The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.  The Company has never incurred a goodwill impairment charge.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

A summary of the Company’s lease information is as follows:

		December 31,
	Classification	2019
Assets
Right of use assets	Other Assets	$150.7

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$16.4
Long-term lease liabilities	Deferred and Other Long-term Liabilities	144.0
Total lease liabilities		$160.4

Other information
Weighted-average remaining lease term (years)		11.1
Weighted-average discount rate		4.9%

Twelve Months
Ended
December 31, 2019
Statement of Income
Lease cost(1)	$24.6

Other information
Leased assets obtained in exchange for new lease liabilities(2)	$61.1
Cash paid for amounts included in the measurement of lease liabilities	$24.3
(1)

Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item.  Short-term lease expense is excluded from this amount and is not material.  The Company also has certain variable leases which are not material.  The noncash component of lease expense for the twelve months ended December 31, 2019 was $17.9 and is included in the Amortization caption in the condensed consolidated statement of cash flows.

(2)

In June 2019, the Company amended an operating lease for one of its manufacturing facilities to extend the lease an additional ten years through 2033.  The amendment resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $53.0 recorded in the second quarter of 2019.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2020	$23.4
2021	23.5
2022	21.1
2023	16.4
2024	13.9
2025 and thereafter	112.3
Total future minimum lease commitments	210.6
Less: Imputed Interest	(50.2)
Present value of lease liabilities	$160.4

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2019	2018
Trade accounts payable	$473.3	$430.2
Accrued marketing and promotion costs	138.1	116.2
Accrued wages and related benefit costs	96.5	84.2
Other accrued current liabilities	124.0	94.5
Total	$831.9	$725.1

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

10.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,	December 31,
	2019	2018
Short-term borrowings
Commercial paper issuances	$248.6	$0.0
Various debt due to international banks	4.3	1.8
Total short-term borrowings	$252.9	$1.8

Long-term debt
Floating Rate Senior notes due January 25, 2019	$0.0	$300.0
2.45% Senior notes due December 15, 2019	0.0	300.0
Term loan due May 1, 2022	300.0	0.0
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	(0.2)	(0.3)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.1)	(0.1)
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.3)	(0.4)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.7)	(2.8)
Debt issuance costs, net	(11.5)	(13.1)
Fair value adjustment asset (liability) related to hedged fixed rate debt instrument	0.0	(3.0)
Total long-term debt	1,810.2	2,105.3
Less: current maturities	0.0	(596.5)
Net long-term debt	$1,810.2	$1,508.8

Revolving Credit Facility

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

$1.425M Senior Notes

The Company financed the Waterpik Acquisition with a portion of the proceeds from an underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017, consisting of $300.0 aggregate principal amount of Floating Rate Senior Notes due 2019, $300.0 aggregate principal amount of 2.45% Senior Notes due 2022, $425.0 aggregate principal amount of 3.15% Senior Notes due 2027 and $400.0 aggregate principal amount of 3.95% Senior Notes due 2047 (collectively, the “Senior Notes”).  The Floating Rate Senior Notes which matured and were repaid in full on January 25, 2019, bore interest at a rate, reset quarterly, equal to three-month U.S. Dollar LIBOR plus 0.15%.  The remaining proceeds of the offering of the Senior Notes were used to pay down in its entirety and terminate the Company’s $200.0 term loan borrowed in the second quarter of 2017 and to repay a portion of the Company’s outstanding commercial paper borrowings.

2.45% Senior Notes

On December 9, 2014, the Company issued $300.0 aggregate principal amount of 2.45% Senior Notes due 2019 (the “2019 Notes”).  These Notes were repaid in full in the fourth quarter of 2019 with cash on hand and proceeds from the issuance of commercial paper borrowings.

 2.875% Senior Notes

On September 26, 2012, the Company issued $400.0 aggregate principal amount of 2.875% Senior Notes due 2022 (the “2022 Notes”).  These Notes were issued under the second supplemental indenture dated September 26, 2012 (the “BNY Mellon Second Supplemental Indenture”) to the indenture dated December 15, 2010 (the “BNY Mellon Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”), as trustee.  Interest on the 2022 Notes is payable semi-annually, on each April 1 and October 1.  The 2022 Notes will mature on October 1, 2022, unless earlier retired or redeemed.

May 1, 2022 Term Loan

On May 1, 2019, the Company entered into a $300.0 unsecured term loan credit facility with various banks, the proceeds of which were used to partially fund the Flawless Acquisition.  Unless prepaid, the loan is due on May 1, 2022.  The interest rate is LIBOR plus an applicable margin based on the Company’s credit rating, which can range from 60 basis points (“bps”) to 113 bps.

 Commercial Paper

The Company has an agreement with four banks to establish a commercial paper program (the “Program”).  Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0.  The maturities of the notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the rating agencies designated in the agreement at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement.  If, for any reason, the Company is unable to access the commercial paper market, the revolving credit facility would be utilized to meet the Company’s short-term liquidity needs.  The Company had $248.6 of commercial paper outstanding as of December 31, 2019 with a weighted-average interest rate of approximately 1.92% and did not have any commercial paper outstanding as of December 31, 2018.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Interest Rate Swaps

Concurrent with the 2.45% Senior Notes that matured in December of 2019, the Company entered into interest rate swaps to hedge changes in the fair value of these Notes.  Under the terms of the swaps, the counterparties paid the Company a fixed rate of 2.45% and the Company paid interest at a floating rate of three-month LIBOR plus a fixed spread of 0.756%.  The fair value of these interest rate swap agreements was reflected in the Consolidated Balance Sheet within Other Current Assets or Accounts Payable and Accrued Expenses, with an offsetting amount recorded in the Current portion of long-term debt to adjust the carrying amount of the hedged debt obligation until this derivative was settled in December of 2019.

 Interest Rate Swap Lock Agreement

The Company entered into interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark LIBOR interest rate associated with anticipated issuances of debt.  The notional amount of the interest rate swap locks is $300.0. These interest rate swap lock agreements have been designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted as fair value hedges.  The fair value of these interest rate swap lock agreements is reflected in the Consolidated Balance Sheet within Deferred and Other Long-term Liabilities.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

11.	Income Taxes

The components of income before taxes are as follows:

	2019	2018	2017
Domestic	$726.7	$671.8	$683.2
Foreign	47.0	47.7	9.5
Total	$773.7	$719.5	$692.7

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

	2019	2018	2017
Current:
U.S. federal	$117.2	$103.4	$146.7
State	24.9	23.4	29.0
Foreign	10.1	13.0	11.2
	152.2	139.8	186.9
Deferred:
U.S. federal	3.6	5.4	(235.0)
State	(0.5)	4.6	3.8
Foreign	2.5	1.1	(6.4)
	5.6	11.1	(237.6)
Total provision	$157.8	$150.9	$(50.7)

Deferred tax assets (liabilities) consist of the following at December 31:

	2019	2018
Deferred tax assets:
Accounts receivable	$3.8	$3.4
Deferred compensation	47.7	44.8
Pension, postretirement and postemployment benefits	5.6	5.8
Other	28.4	22.1
Tax credit carryforwards/other tax attributes	9.0	10.7
International operating loss carryforwards	11.4	10.8
Total gross deferred tax assets	105.9	97.6
Valuation allowances	(23.2)	(24.5)
Total deferred tax assets	82.7	73.1
Deferred tax liabilities:
Goodwill	(187.0)	(165.6)
Trade names and other intangibles	(414.1)	(420.1)
Property, plant and equipment	(59.7)	(62.1)
Total deferred tax liabilities	(660.8)	(647.8)
Net deferred tax liability	$(578.1)	$(574.7)
Long term net deferred tax asset	1.5	1.7
Long term net deferred tax liability	(579.6)	(576.4)
Net deferred tax liability	$(578.1)	$(574.7)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

	2019	2018	2017
Statutory rate	21%	21%	35%
Tax that would result from use of the federal statutory rate	$162.4	$151.1	$242.4
State and local income tax, net of federal effect	19.3	22.1	21.4
Varying tax rates of foreign affiliates	1.8	3.3	(0.1)
Benefit from domestic manufacturing deduction	0.0	0.0	(15.2)
Valuation Allowances	0.9	1.0	(6.2)
Stock Options Exercised	(16.1)	(22.1)	(15.1)
Worthless Stock Deduction - Investment in Brazil	(12.0)	0.0	0.0
Reserve for Uncertain Tax Position - Investment in Brazil	12.0	0.0	0.0
US Tax Reform	0.0	0.0	(272.9)
Other	(10.5)	(4.5)	(5.0)
Recorded tax expense	$157.8	$150.9	$(50.7)
Effective tax rate	20.4%	21.0%	-7.3%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly changed the U.S. corporate income tax regime by, among other things, lowering U.S. corporate income tax rates to 21%. However, the Tax Act eliminated the domestic manufacturing deduction and moved toward a territorial system, which also eliminated the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on a deemed repatriation of historical earnings of foreign subsidiaries. In the year ended December 31, 2018, the Company repatriated approximately $150.0 of its non-U.S. earnings and paid the associated withholding tax.  In addition, the reduction of the U.S. corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These provisional impacts resulted in a reduction of tax expense of approximately $273.0 for the quarter and year ended December 31, 2017. This was primarily due to the adjustment to the U.S. deferred tax assets and liabilities.

The changes included in the Tax Act are broad and complex. The Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the provisional tax impact originally recorded in the quarter and year ended December 31, 2017. This measurement period expired in the fourth quarter of 2018, and there were no adjustments to the provisional tax impact of approximately $273.0 recorded in the quarter and year ended December 31, 2017.

At December 31, 2019, certain foreign subsidiaries of the Company had net operating loss carryforwards of approximately $35.5.  Approximately $0.8 of such net operating loss carryforwards expire on various dates through December 31, 2024.  The remaining net operating loss carryforwards are not subject to expiration.

The Company believes that it is more likely than not that the benefit from most of these net operating loss carryforwards will not be realized.  In recognition of this risk, the Company has provided a valuation allowance of $11.4 and $10.3 at December 31, 2019 and 2018, respectively, on the deferred tax asset relating to these net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of a foreign subsidiary will not be realized.  In recognition of this risk, the Company maintains a valuation allowance of $1.3 and $1.9 at December 31, 2019 and 2018, respectively, on these deferred tax assets.

Due to changes in the ability to credit certain foreign taxes resulting from the Tax Act, the Company determined that it is more likely than not that the benefit from certain foreign tax credit carryforwards will not be realized.  In recognition of this risk, the Company established a valuation allowance of $9.9 at December 31, 2017 and maintained a valuation allowance of $10.5 and $12.3 at December 31, 2019 and December 31, 2018, respectively, on the deferred tax asset relating to these foreign tax credit carryforwards.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities.  Under applicable accounting guidance, these tax positions do not meet the minimum threshold required for the related tax benefit to be recognized in the income statement.  The Company had no uncertain tax positions or unrecognized tax benefits at December 31, 2017.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018	2017
Unrecognized tax benefits at January 1	$4.7	$0.0	$0.0
Gross increases - tax positions in current period	13.2	0.0	0.0
Gross increases - tax positions in prior period	1.4	5.1	0.0
Lapse of statute of limitations	(0.4)	(0.4)	0.0
Unrecognized tax benefits at December 31	$18.9	$4.7	$0.0

During 2019 the Company ceased conducting business in Brazil and recorded a $12.0 reserve for an uncertain tax position relating to a worthless stock deduction for its investment in Brazil.  The Company has requested a ruling from the IRS in connection with the worthless stock deduction and expects a determination in 2020.  It is reasonably possible that a decrease of $12.0 in unrecognized tax benefits may occur within the next twelve months related to a favorable ruling.

Included in the balance of unrecognized tax benefits at December 31, 2019 and December 31, 2018 are $18.0 and $3.9, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2019 and December 31, 2018 are $0.9 and $0.8, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and international jurisdictions.  The Company’s U.S. federal income tax returns are closed for tax years through 2015.  The Company is currently under audit by several state and international taxing authorities for the years 2015 through 2017.

The Company’s policy for recording interest associated with income tax examinations is to record interest as a component of Income before Income Taxes. During the twelve months ended December 31, 2019, and December 31, 2018, the Company recognized interest expense associated with uncertain tax positions of approximately $0.4 and $0.2, respectively. As of December 31, 2019, and December 31, 2018 the Company had accrued interest expense related to unrecognized tax benefits of $0.6 and $0.3, respectively.

12.Stock Based Compensation Plans and Other Benefit Plans

The Company has non-qualified options outstanding under four equity compensation plans.  Under the Amended and Restated Omnibus Equity Plan, the Company may grant stock options and other stock-based awards to employees and directors.  Under the 1983 Stock Option Plan and the Stock Award Plan, the Company granted stock options to key management employees.  Under the Stock Option Plan for Directors, the Company granted stock options to non‑employee directors.  Following approval of the original Omnibus Equity Plan by stockholders in 2008, no further grants were permitted under the other equity compensation plans.  Stock options outstanding under the plans are issued at market value on the date of grant (with the exception of options granted to former Waterpik employees as part of the Waterpik Acquisition), vest on the third anniversary of the date of grant and must be exercised within 10 years of the date of grant.

If, upon termination of a participant’s employment (other than a termination for cause), a participant is at least 55 years old, has at least five years of service, and the sum of the participant’s age and years of service is at least 65, the participant may exercise any stock options granted between 2007 through 2017 within a period of three years from the date of termination or, if earlier, the date such stock options otherwise would have expired, subject to specified conditions.  Starting with stock options granted in 2018, a terminated employee who meets the above conditions may exercise any stock options within a period of ten years from the date of termination or, if earlier, the date such stock options otherwise would have expired, subject to specified conditions.  Issuances of Common Stock to satisfy employee stock option exercises currently are made from treasury stock.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Stock option transactions for the year ended December 31, 2019 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2018	14.7	$37.63
Granted	1.5	77.24
Exercised	(2.0)	26.35
Cancelled	(0.2)	55.28
Outstanding as of December 31, 2019	14.0	$43.23	5.4	$388.6
Exercisable as of December 31, 2019	8.7	$34.23	3.8	$314.5

The following table summarizes information relating to options outstanding and exercisable as of December 31, 2019:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2019	Contractual Life	Price	12/31/2019	Price
$0.01 - $20.00	0.5	1.0	$14.54	0.5	$16.70
$20.01 - $30.00	2.0	2.0	$24.03	2.0	$24.03
$30.01 - $40.00	3.0	3.8	$32.77	3.0	$32.77
$40.01 - $50.00	3.4	5.5	$44.39	3.2	$44.26
$50.01 - $60.00	3.6	7.7	$52.13	0.0	$51.58
$60.01 - $70.00	0.1	8.9	$65.52	0.0	$0.0
$70.01 - $80.00	1.4	9.5	$77.24	0.0	$0.0
	14.0	5.4	$43.23	8.7	$34.23

The table above represents the Company’s estimate of stock options fully vested and expected to vest.  Expected forfeitures are not material and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	2019	2018	2017
Intrinsic Value of Stock Options Exercised	$93.1	$109.6	$48.0
Stock Compensation Expense Related to Stock Option Awards	$20.3	$21.3	$15.7
Issued Stock Options	1.5	2.0	2.1
Weighted Average Fair Value of Stock Options issued (per share)	$14.90	$9.79	$12.90
Fair Value of Stock Options Issued	$22.1	$19.4	$27.8

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2019	2018	2017
Risk-free interest rate	2.0%	2.9%	2.0%
Expected life in years	7.3	7.3	6.9
Expected volatility	17.2%	17.1%	16.7%
Dividend yield	1.2%	1.7%	1.4%

The fair value of stock options is based upon the Black Scholes option pricing model.  The Company determined the stock options’ lives based on historical exercise behavior and their expected volatility and dividend yield based on the historical changes in stock price and dividend payments.  The risk-free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2019, there was a fair value of $15.2 related to unamortized stock option compensation expense, which is expected to be recognized over the next three years.  The Company’s Consolidated Statements of Cash Flow reflect an add back to Net Cash Provided by Operating Activities of $20.8, $23.3 and $18.1 in 2019, 2018 and 2017, respectively, for non-cash compensation expense, primarily stock option expense.

During 2018, the Company issued cash settled restricted shares to all employees.  These restricted shares vest on the third anniversary of the date of grant.  As a result, the Company recorded stock compensation expense of $1.5 and $1.6 in 2019 and 2018, and the liability was approximately $3.1 and $1.6 as of December 31, 2019 and 2018, respectively.  The unamortized amount is approximately $2.1 based on the year-end stock price.

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

Deferred Compensation Plans

The Company maintains a non-qualified deferred compensation plan under which certain members of management are eligible to defer a maximum of 85% of their regular compensation (i.e. salary) and, in general, up to 85% of their incentive bonus.  The amounts deferred under this plan are credited with earnings or losses based upon changes in values of notional investments selected by the plan participant.  The investment options available include notional investments in various stock, bond and money market funds as well as the Company’s Common Stock.  Each plan participant is fully vested in the amounts the participant defers.  The plan permits the Company to make profit sharing contributions that cannot otherwise be contributed to the qualified savings and profit sharing plan due to limitations established by the Internal Revenue Service.  These contributions vest under the same vesting schedule applicable to the qualified plan.

The liability to plan participants for contributions designated for notional investment in Common Stock is based on the quoted fair value of the Common Stock plus any dividends credited.  The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Common Stock.  At December 31, 2019 and 2018, the amount of the Company’s liability under the deferred compensation plan is included in Current and Deferred and Other Long-term Liabilities and was $102.8 and $92.7, respectively and the funded balances recorded in Other Assets amounted to $98.2 and $79.4, respectively.  The amounts charged to earnings, including the effect of the hedges, totaled income of $1.0 in 2019 and expense of $2.4, and $1.9 in 2018 and 2017, respectively.

Non-employee members of the Company’s Board are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Common Stock.  Members of the Board are fully vested in their account balance.  As of December 31, 2019, there were approximately 188,000 shares of Common Stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

13.	Share Repurchases

On November 1, 2017, the Board authorized a share repurchase program, under which the Company may repurchase up to $500.0 in shares of Common Stock (the “2017 Share Repurchase Program”).  The 2017 Share Repurchase Program does not have an expiration.  The Company also continued its evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under the Company’s incentive plans.

In November of 2017, the Company executed open market purchases of $100.0 of its Common Stock under the 2017 Share Repurchase Program.  In the first quarter of 2018, the Company settled an accelerated share repurchase (“ASR”) contract and purchased approximately 4.1 million shares of Common Stock for $200.0, of which approximately $110.0 was purchased under the evergreen share repurchase program and $90.0 was purchased under the 2017 Share Repurchase Program.

In January 2019, the Company executed open market purchases of $100.0 of its Common Stock, all of which were purchased under the evergreen share repurchase program.  In September 2019, the Company executed open market purchases of $150.0 of its Common Stock of which $50.0 was purchased under the evergreen share repurchase program and $100.0 was purchased under the 2017 Share Repurchase Program.

As a result of these Common Stock repurchases, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of December 31, 2019.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

14.	Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

The components of changes in accumulated other comprehensive income (“AOCI”) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance December 31, 2016	$(50.0)	$(13.2)	$(0.6)	$(63.8)
Other comprehensive income before reclassifications	20.0	3.3	(7.9)	15.4
Amounts reclassified to consolidated statement of income(a)(b)	0.0	11.9	2.6	14.5
Tax benefit (expense)	(1.6)	(2.6)	1.7	(2.5)
Other comprehensive income (loss)	18.4	12.6	(3.6)	27.4
Balance December 31, 2017	$(31.6)	$(0.6)	$(4.2)	$(36.4)
Adoption of new accounting pronouncements (Note 1)	(0.3)	$0.1	(0.4)	(0.6)
Other comprehensive income before reclassifications	(10.6)	1.9	(9.7)	(18.4)
Amounts reclassified to consolidated statement of income(c)	0.0	0.0	0.0	0.0
Tax benefit (expense)	0.0	(0.5)	2.3	1.8
Other comprehensive income (loss)	(10.6)	1.4	(7.4)	(16.6)
Balance December 31, 2018	$(42.5)	$0.9	$(12.0)	$(53.6)
Other comprehensive income (loss) before reclassifications	3.8	(1.3)	(30.2)	(27.7)
Amounts reclassified to consolidated statement of income(b)	1.9	0.0	6.1	8.0
Tax benefit (expense)	0.0	0.4	6.2	6.6
Other comprehensive income (loss)	5.7	(0.9)	(17.9)	(13.1)
Balance December 31, 2019	$(36.8)	$0.0	$(29.9)	$(66.7)
(a)	In connection with the termination of international defined benefit pension plans, $11.9 was reclassified to SG&A. All other amounts were reclassified to cost of sales.
(b)	Amounts reclassified to cost of sales, selling, general and administrative expenses, or interest expense.
(c)	Amounts reclassified to cost of sales or interest expense.

15.	Commitments, Contingencies and Guarantees

Commitments

a. Operating lease rent expense, included in income from operations, amounted to $24.5 and $24.5 in 2018 and 2017, respectively.  Beginning January 1, 2013, financing lease expense was recorded primarily for the Company’s Corporate Headquarters building.  In 2018, interest expense associated with this lease amounted to $3.8 and depreciation expense amounted to $2.5.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

As of December 31, 2018, the Company was obligated to pay minimum annual rentals under different operating and financing lease agreements as follows:

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

c. As of December 31, 2019, the Company had commitments of approximately $257.6.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

d. As of December 31, 2019, the Company had various guarantees and letters of credit totaling $4.4.

e.  In connection with the Company’s acquisition of Agro BioSciences, Inc. on January 17, 2017, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance in 2019. The initial fair value of this contingent liability was $17.8, which was established in the purchase price allocation.  In December 2019, the final liability, which is expected to be paid in early 2020, was lowered to $14.2 based on 2019 sales.  The reduction was recorded in SG&A in the SPD segment.

In connection with the Passport Acquisition, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance through 2020.  The initial fair value of this contingent liability was $7.3, which was established in the purchase price allocation.  During the second quarter of 2019, the Company recorded a reduction in fair value of the entire $7.3 Passport contingent liability based on the revised valuation due to updated sales forecasts.  The reduction was recorded in SG&A in the SPD segment.  The contingent liability will be reassessed at each balance sheet date leading up to December 31, 2020.

In connection with the Flawless Acquisition, the Company is obligated to pay an additional amount of up to $425.0 based on sales performance through 2021.  The initial fair value of this contingent liability was $182.0.  That amount was established in the purchase price allocation.  Subsequent to the date of the Flawless Acquisition, the Company increased the estimate of the contingent consideration liability by $10.0 from $182.0 to $192.0 based on the revised valuation due to updated sales forecasts as well as the passage of time.  The charge was recorded to SG&A expense in both the Consumer Domestic and Consumer International Segments.  The contingent liability will be reassessed at each balance sheet date until the completion of the earn-out period.  Ideavillage will help support the business through a separate long-term transition services agreement.

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

The Company is vigorously defending itself in this matter.  On September 19, 2018, the court granted the Company’s motion for summary judgment, dismissing all claims brought by the Plaintiff.  The Plaintiff has filed an appeal, which is scheduled for oral argument in March 2020.

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

The following summarizes the balances and transactions between the Company and each of Armand and ArmaKleen, in which the Company holds a 50% ownership interest:

	Armand			ArmaKleen
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Purchases by Company	$14.3	$15.6	$20.5	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$1.1	$1.2	$1.2
Outstanding Accounts Receivable	$0.6	$0.8	$0.7	$0.8	$0.7	$0.8
Outstanding Accounts Payable	$1.6	$1.0	$1.7	$0.0	$0.0	$0.0
Administration & Management Oversight Services(1)	$2.7	$2.5	$2.4	$2.1	$2.1	$2.0
(1)	Billed by Company and recorded as a reduction of SG&A expenses.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

17.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of December 31, 2019, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively.  The Company’s equity in earnings of Armand and ArmaKleen, totaling $6.6, $9.2, and $10.8 for the three years ending December 31, 2019, 2018 and 2017, respectively, are included in the Corporate segment.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2019:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(1)	As Reported
Net sales
2019	$3,302.6	$756.3	$298.8	$0.0	$4,357.7
2018	3,129.9	709.5	306.5	0.0	4,145.9
2017	2,854.9	621.1	300.2	0.0	3,776.2
Gross profit
2019	1,575.2	346.1	110.9	(48.2)	1,984.0
2018	1,448.9	318.4	117.5	(44.0)	1,840.8
2017	1,380.1	281.0	101.3	(32.8)	1,729.6
Marketing Expenses
2019	398.0	112.9	4.1	0.0	515.0
2018	383.3	95.4	4.5	0.0	483.2
2017	364.1	85.7	4.4	0.0	454.2
Selling, General and Administrative Expenses
2019	470.1	151.7	55.2	(48.2)	628.8
2018	422.7	131.6	55.6	(44.0)	565.9
2017	366.6	158.5	50.4	(32.8)	542.7
Income from Operations
2019	707.1	81.5	51.6	0.0	840.2
2018	642.9	91.4	57.4	0.0	791.7
2017	649.4	36.8	46.5	0.0	732.7
Equity in Earnings of Affiliates
2019	0.0	0.0	0.0	6.6	6.6
2018	0.0	0.0	0.0	9.2	9.2
2017	0.0	0.0	0.0	10.8	10.8
Income Before Income Taxes
2019	645.8	74.0	47.3	6.6	773.7
2018	577.2	81.5	51.6	9.2	719.5
2017	606.4	32.0	43.5	10.8	692.7
Identifiable Assets
2019	5,099.1	1,110.0	340.4	107.9	6,657.4
2018	4,642.4	991.6	347.4	87.8	6,069.2
2017	4,543.2	1,112.4	268.5	90.7	6,014.8
Capital Expenditures
2019	53.9	9.4	10.4	0.0	73.7
2018	36.0	12.5	11.9	0.0	60.4
2017	30.6	8.9	5.5	0.0	45.0
Depreciation & Amortization
2019	131.9	27.1	14.1	3.3	176.4
2018	103.5	19.9	13.5	4.2	141.1
2017	95.5	16.8	10.3	2.8	125.4
(1)

The Corporate segment reflects the following:
(A) The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of Cost of Sales in the Company’s Consolidated Statements of Income.  Such amounts were $48.2, $44.0, and $32.8 for 2019, 2018 and 2017, respectively.
(B) Equity in earnings (loss) of affiliates from Armand and ArmaKleen for the year ended December 31, 2019, 2018 and 2017.
(C) Corporate assets include deferred compensation investments and the Company's investment in unconsolidated affiliates.

Other than the differences noted in the footnote above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies described in Note 1.

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table above, were $10.5, $5.7 and $4.5 for the twelve months ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Product line revenues from external customers for each of the three years ended December 31, 2019, December 31, 2018 and December 31, 2017 were as follows:

	2019	2018	2017
Household Products	$1,821.7	$1,725.5	$1,640.0
Personal Care Products	1,480.9	1,404.4	1,214.9
Total Consumer Domestic	3,302.6	3,129.9	2,854.9
Total Consumer International	756.3	709.5	621.1
Total SPD	298.8	306.5	300.2
Total Consolidated Net Sales	$4,357.7	$4,145.9	$3,776.2

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Geographic Information

Approximately 82%, 82% and 83% of the net sales reported in the accompanying consolidated financial statements in 2019, 2018 and 2017, respectively, were to customers in the U.S.  Approximately 95%, 95% and 95% of long-lived assets were located in the U.S. at December 31, 2019, 2018 and 2017, respectively.  Other than the U.S., no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

Customers

A group of three customers accounted for approximately 36%, 36% and 36% of consolidated net sales in 2019, 2018 and 2017, respectively, of which a single customer (Walmart Inc. and its affiliates) accounted for approximately 24%, 23% and 24% in 2019, 2018 and 2017, respectively.

18.Brazilian Chemical and Consumer Business

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

During the second quarter of 2019, the Company decided to sell and subsequently sold our Brazilian consumer business, resulting in a $7.6 charge recorded in SG&A expense for severance, asset write-offs, and other charges.  Net sales for the Brazilian consumer business in 2018 were approximately $15.0 in the Consumer International segment.

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

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2019
Net Sales	$1,044.7	$1,079.4	$1,089.4	$1,144.2	$4,357.7
Gross Profit	470.8	481.5	507.7	524.0	1,984.0
Income from Operations	240.8	187.4	216.8	195.2	840.2
Net Income	175.7	138.5	157.3	144.4	615.9
Net Income per Share-Basic	$0.71	$0.56	$0.64	$0.59	$2.50
Net Income per Share-Diluted	$0.70	$0.55	$0.62	$0.58	$2.44

2018
Net Sales	$1,006.0	$1,027.9	$1,037.6	$1,074.4	$4,145.9
Gross Profit	451.5	454.9	460.1	474.3	1,840.8
Income from Operations	220.3	173.8	204.2	193.4	791.7
Net Income	157.8	121.7	146.3	142.8	568.6
Net Income per Share-Basic	$0.64	$0.50	$0.60	$0.58	$2.32
Net Income per Share-Diluted	$0.63	$0.49	$0.58	$0.57	$2.27

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Information about our Executive Officers,” “Corporate Governance and Other Board Matters – Code of Conduct,” and “Corporate Governance  and Other Board Matters– Board of Directors Meetings and Committees – Audit Committee,” in our definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Compensation Discussion and Analysis,” “2019 Summary Compensation Table,” “2019 Grants of Plan Based Awards,” “2019 Outstanding Equity Awards at Fiscal Year-End,” “2019 Option Exercises and Stock Vested,” “2019 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation & Organization Committee Report” in our definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions “Equity Compensation Plan Information as of December 31, 2019” and “Securities Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  1.  Financial Statements and Schedule

The following Consolidated Financial Statements are included in Item 8 of this Form 10-K:

(a)  3.  Exhibits

Unless otherwise noted, the file number for all our filings with the Securities and Exchange Commission referenced below is 1-10585.

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 4, 2018.

	(3.2)	By-laws of the Company, amended and restated as of October 30, 2019, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on November 1, 2019.

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

●	(4.5)	Description of Registrant’s Securities.

	(10.1)

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

	(10.1.1)

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

	(10.3)

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

*	(10.6)	Deferred Compensation Plan for Directors effective as of May 1, 2008 incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2008.

*	(10.7)

Amended and Restated Compensation Plan for Directors, effective January 1, 2015, incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2015.

*	(10.8)

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

*	(10.11.1)

First Amendment to Church & Dwight Co., Inc. Amended and Restated Omnibus Equity Compensation Plan incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2019.

*	(10.12)

Form of Award Agreement for Directors Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.12.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2018.

*	(10.13)

Form of Award Agreement for CEO and EVPs Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2019.

*	(10.14)

Form of Award Agreement for Employees Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.12.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2018.

*	(10.15)	Church & Dwight Co., Inc. Third Amended and Restated Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018.

*	(10.16)

Employment Agreement, dated October 31, 2011, by and between the Company and Patrick de Maynadier, incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

*	(10.17)

Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2006.

*	(10.18)

Amended and Restated Change in Control and Severance Agreement, entered into by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 2, 2016.

*	(10.19)

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

•	(21)	List of the Company’s subsidiaries.

•	(23)	Consent of Independent Registered Public Accounting Firm.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.

	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

___________

•	Indicates documents filed herewith.
*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

ITEM 16.FORM 10-K SUMMARY

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2020.

CHURCH & DWIGHT CO., INC.

By:	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew T. Farrell	Chairman, President and Chief Executive Officer, Director	February 18, 2020
Matthew T. Farrell

/s/ James R. Craigie	Director	February 18, 2020
James R. Craigie

/s/ Bradley C. Irwin	Director	February 18, 2020
Bradley C. Irwin

/s/ Robert D. LeBlanc	Director	February 18, 2020
Robert D. LeBlanc

/s/ Penry W. Price	Director	February 18, 2020
Penry W. Price

/s/ Ravichandra K. Saligram	Director	February 18, 2020
Ravichandra K. Saligram

/s/ Robert K. Shearer	Director	February 18, 2020
Robert K. Shearer

/s/ Janet S. Vergis	Director	February 18, 2020
Janet S. Vergis

/s/ Arthur B. Winkleblack	Director	February 18, 2020
Arthur B. Winkleblack

/s/ Laurie J. Yoler	Director	February 18, 2020
Laurie J. Yoler
/s/ Richard A. Dierker	Executive Vice President	February 18, 2020
Richard A. Dierker	and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven J. Katz	Vice President and Controller	February 18, 2020
Steven J. Katz	(Principal Accounting Officer)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

SCHEDULE II - Valuation and Qualifying Accounts

For each of the three years in the period ended December 31, 2019

(Dollars in millions)

		Additions		Deductions
	Beginning	Charged to		Amounts	Foreign	Ending
	Balance	Expenses	Acquired	Written Off	Exchange	Balance
Allowance for Doubtful Accounts
2019	$3.1	$0.4	$0.0	$(1.1)	$0.0	$2.4
2018	2.9	1.1	0.0	(0.8)	(0.1)	3.1
2017	2.1	1.2	0.2	(0.6)	0.0	2.9
Allowance for Cash Discounts
2019	$5.0	$86.9	$0.0	$(86.8)	$0.0	$5.1
2018	5.1	83.8	0.0	(83.8)	(0.1)	5.0
2017	4.6	75.5	0.7	(75.8)	0.1	5.1
Sales Returns and Allowances
2019	$12.1	$97.2	$0.0	$(96.4)	$0.1	$13.0
2018	13.9	93.3	0.0	(95.0)	(0.1)	12.1
2017	12.1	74.9	0.1	(73.4)	0.2	13.9