Form 10-Q
period 2020-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2020-04-30
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

As of April 28, 2020, there were 245,892,719 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	27

1A.	Risk Factors	28

2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

6.	Exhibits	31

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Net Sales	$1,165.2	$1,044.7
Cost of sales	633.2	573.9
Gross Profit	532.0	470.8
Marketing expenses	96.4	98.1
Selling, general and administrative expenses	121.0	131.9
Income from Operations	314.6	240.8
Equity in earnings of affiliates	1.6	1.7
Investment earnings	0.1	0.5
Other income (expense), net	(0.6)	(0.1)
Interest expense	(16.3)	(17.8)
Income before Income Taxes	299.4	225.1
Income taxes	69.6	49.4
Net Income	$229.8	$175.7

Weighted average shares outstanding - Basic	245.6	246.1
Weighted average shares outstanding - Diluted	251.0	251.9
Net income per share - Basic	$0.94	$0.71
Net income per share - Diluted	$0.92	$0.70
Cash dividends per share	$0.24	$0.23

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Net Income	$229.8	$175.7
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(13.0)	1.8
Income (loss) from derivative agreements	(19.7)	(7.7)
Other comprehensive income (loss)	(32.7)	(5.9)
Comprehensive income	$197.1	169.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$1,046.6	$155.7
Accounts receivable, less allowances of $3.7 and $2.4	353.5	356.4
Inventories	395.7	417.4
Other current assets	33.0	26.9
Total Current Assets	1,828.8	956.4

Property, Plant and Equipment, Net	566.7	573.0
Equity Investment in Affiliates	10.0	9.7
Trade Names and Other Intangibles, Net	2,721.6	2,750.0
Goodwill	2,078.2	2,079.5
Other Assets	280.6	288.8
Total Assets	$7,485.9	$6,657.4

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$971.9	$252.9
Accounts payable and accrued expenses	741.2	831.9
Income taxes payable	55.9	7.5
Total Current Liabilities	1,769.0	1,092.3

Long-term Debt	1,810.8	1,810.2
Deferred Income Taxes	580.2	579.6
Deferred and Other Long-term Liabilities	343.1	315.5
Business Acquisition Liabilities	165.0	192.0
Total Liabilities	4,668.1	3,989.6

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of March 31, 2020 and December 31, 2019	292.8	292.8
Additional paid-in capital	295.7	295.5
Retained earnings	4,408.2	4,237.4
Accumulated other comprehensive loss	(99.4)	(66.7)
Common stock in treasury, at cost: 47,099,092 shares as of March 31, 2020 and 47,439,300 shares as of December 31, 2019	(2,079.5)	(2,091.2)
Total Stockholders' Equity	2,817.8	2,667.8
Total Liabilities and Stockholders' Equity	$7,485.9	$6,657.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash Flow From Operating Activities
Net Income	$229.8	$175.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16.0	15.8
Amortization expense	30.2	22.8
Deferred income taxes	8.1	2.8
Equity in net earnings of affiliates	(1.6)	(1.7)
Distributions from unconsolidated affiliates	1.3	0.7
Non-cash compensation expense	2.7	2.4
Gain on sale of assets	(3.0)	0.0
Other	2.1	(0.7)
Change in assets and liabilities:
Accounts receivable	(8.3)	(36.0)
Inventories	15.2	(15.9)
Other current assets	(5.0)	0.5
Accounts payable and accrued expenses	(74.0)	(59.2)
Income taxes payable	54.0	34.3
Change in fair value of business acquisition liabilities	(27.0)	0.0
Other operating assets and liabilities, net	(4.0)	(3.6)
Net Cash Provided By Operating Activities	236.5	137.9
Cash Flow From Investing Activities
Additions to property, plant and equipment	(16.8)	(11.7)
Proceeds from sale of assets	7.0	0.0
Other	(1.6)	(0.7)
Net Cash Used In Investing Activities	(11.4)	(12.4)
Cash Flow From Financing Activities
Long-term debt (repayments)	0.0	(300.0)
Short-term debt borrowings, net of (repayments)	719.9	98.0
Proceeds from stock options exercised	9.3	15.1
Payment of cash dividends	(59.0)	(55.9)
Purchase of treasury stock	0.0	(100.0)
Deferred financing and other	(0.1)	(1.5)
Net Cash Provided By (Used In) Financing Activities	670.1	(344.3)
Effect of exchange rate changes on cash and cash equivalents	(4.3)	0.0
Net Change In Cash and Cash Equivalents	890.9	(218.8)
Cash and Cash Equivalents at Beginning of Period	155.7	316.7
Cash and Cash Equivalents at End of Period	$1,046.6	$97.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash paid during the period for:
Interest (net of amounts capitalized)	$21.9	$21.8
Income taxes	$7.4	$12.3
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$7.0	$6.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2018	292.8	(46.0)	$292.8	$280.8	$3,832.6	$(53.6)	$(1,898.8)	$2,453.8
Adoption of new accounting pronouncements	0.0	0.0	0.0	0.0	13.0	0.0	0.0	13.0
Net income	0.0	0.0	0.0	0.0	175.7	0.0	0.0	175.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(5.9)	0.0	(5.9)
Cash dividends	0.0	0.0	0.0	0.0	(55.9)	0.0	0.0	(55.9)
Stock purchases	0.0	(1.5)	0.0	0.0	0.0	0.0	(100.0)	(100.0)
Stock based compensation expense and stock option plan transactions	0.0	0.7	0.0	0.5	0.0	0.0	18.1	18.6
March 31, 2019	292.8	(46.8)	$292.8	$281.3	$3,965.4	$(59.5)	$(1,980.7)	$2,499.3

December 31, 2019	292.8	(47.4)	$292.8	$295.5	$4,237.4	$(66.7)	$(2,091.2)	$2,667.8
Net income	0.0	0.0	0.0	0.0	229.8	0.0	0.0	229.8
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(32.7)	0.0	(32.7)
Cash dividends	0.0	0.0	0.0	0.0	(59.0)	0.0	0.0	(59.0)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	0.2	0.0	0.0	11.7	11.9
March 31, 2020	292.8	(47.1)	$292.8	$295.7	$4,408.2	$(99.4)	$(2,079.5)	$2,817.8

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”).

The Company incurred research and development expenses in the first quarter of 2020 and 2019 of $21.7 and $20.7, respectively.  These expenses are included in selling, general and administrative (“SG&A”) expenses.

2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

 In June 2016, the FASB issued accounting guidance (with subsequent targeted amendments) which modifies the measurements of expected credit losses for certain financial instruments and financial assets, including trade receivables.  This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  The standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates.  This guidance is effective beginning on March 12, 2020, and the Company may apply the amendments prospectively to contract modifications made or relationships entered into or evaluated through December 31, 2022.  The Company is currently evaluating contracts and the optional expedients provided by the new standard.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2020	2019
Raw materials and supplies	$85.0	$85.9
Work in process	30.4	29.0
Finished goods	280.3	302.5
Total	$395.7	$417.4

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	March 31,	December 31,
	2020	2019
Land	$27.7	$27.8
Buildings and improvements	256.0	255.4
Machinery and equipment	739.4	737.4
Software	98.2	96.7
Office equipment and other assets	78.9	76.0
Construction in progress	72.0	72.9
Gross PP&E	1,272.2	1,266.2
Less accumulated depreciation and amortization	705.5	693.2
Net PP&E	$566.7	$573.0

	Three Months Ended
	March 31,	March 31,
	2020	2019
Depreciation and amortization on PP&E	$16.0	$15.8

5.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended
	March 31,	March 31,
	2020	2019
Weighted average common shares outstanding - basic	245.6	246.1
Dilutive effect of stock options	5.4	5.8
Weighted average common shares outstanding - diluted	251.0	251.9
Antidilutive stock options outstanding	1.5	0.1

6.	Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2019	14.0	$43.23
Exercised	(0.3)	29.31
Outstanding at March 31, 2020	13.7	$43.62	5.2	$300.3
Exercisable at March 31, 2020	8.4	$34.47	3.6	$250.5

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended
	March 31,	March 31,
	2020	2019
Intrinsic Value of Stock Options Exercised	$14.3	$24.1
Stock Compensation Expense Related to Stock Option Awards	$2.7	$2.3

7.   Share Repurchases

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

The Company did not repurchase any shares of its common stock in the first quarter of 2020.  As a result of the Company’s stock repurchases in recent years, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of March 31, 2020.

8.Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2020 and December 31, 2019:

		March 31, 2020		December 31, 2019
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$963.0	$963.0	$65.3	$65.3
Financial Liabilities:
Short-term borrowings	Level 2	971.9	971.9	252.9	252.9
Term loan due May 1, 2022	Level 2	300.0	300.0	300.0	300.0
2.45% Senior notes due August 1, 2022	Level 2	299.8	296.9	299.8	302.6
2.875% Senior notes due October 1, 2022	Level 2	399.9	400.6	399.9	408.2
3.15% Senior notes due August 1, 2027	Level 2	424.7	424.8	424.7	438.9
3.95% Senior notes due August 1, 2047	Level 2	397.3	413.3	397.3	427.1
Business Acquisition Liabilities	Level 3	165.0	165.0	206.2	206.2
Interest Rate Swap Lock Agreement asset (liability)	Level 2	(66.4)	(66.4)	(29.5)	(29.5)

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the three months ended March 31, 2020.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The business acquisition liabilities represent the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration is being evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs.  In the first quarter of 2020, the Company decreased the estimate of the contingent consideration liability for the Flawless Acquisition by $27.0 from $192.0 to $165.0 based on the revised valuation due to updated sales forecasts as well as the passage of time.  The $27.0 reduction of SG&A expense was recorded within the Consumer Domestic and Consumer International Segments.  The business acquisition liabilities for December 31, 2019 also includes a $14.2 liability for the Agro Acquisition.  The Agro Acquisition earnout was finalized in December 2019 and the liability was paid in the second quarter of 2020.  As of December 31, 2019 and March 31, 2020, the liability was recorded within Accounts Payable and Accrued Expenses.

The interest rate swap lock agreements were used to hedge the risk of changes in the interest payments attributable to changes in the benchmark U.S. Dollar London Interbank Offered Rate (“LIBOR”) interest rate associated with anticipated issuances of debt.  The liability increased by $36.9 during the first quarter of 2020 primarily due to lower current and projected interest rates associated with the COVID-19 pandemic.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of March 31, 2020 and December 31, 2019.
9.	Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of the Common Stock and commodity prices expose the Company to market risk.  The Company manages these risks by the use of derivative instruments, such as cash flow and fair value hedges, diesel and commodity hedge contracts, equity derivatives and foreign exchange forward contracts.  The Company does not use derivatives for trading or speculative purposes.  Refer to Note 3 in the Form 10-K for a discussion of each of the Company’s derivative instruments in effect as of December 31, 2019.

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign exchange contracts	$223.6	$216.0
Interest rate swap lock	$300.0	$300.0
Diesel fuel contracts	7.0 gallons	4.8 gallons
Commodities contracts	88.2 pounds	81.2 pounds
Derivatives not designated as hedging instruments
Equity derivatives	$20.2	$22.1

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

As a result of the Company purchasing assets, the goodwill and other intangible assets associated with the Flawless Acquisition are deductible for U.S. tax purposes.  The trade names and other intangible assets were valued using a discounted cash flow model.  The life of the amortizable intangible assets recognized from the Flawless Acquisition ranges from 15 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company.  Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.  The contingent liability is remeasured at each balance sheet date until the completion of the earn-out period.  Subsequent to the date of the Flawless Acquisition, the Company decreased the estimate of the contingent consideration liability by $17.0 from $182.0 to $165.0 based on the revised valuation due to updated sales forecasts as well as the passage of time.  Ideavillage will help support the business through a separate long-term transition services agreement.

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	March 31, 2020				December 31, 2019
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$1,019.9	$(229.2)	$790.7	3-20	$1,025.8	$(219.7)	$806.1
Customer Relationships	584.8	(264.0)	320.8	15-20	584.8	(255.0)	329.8
Patents/Formulas	211.4	(76.0)	135.4	4-20	211.4	(73.0)	138.4
Non-Compete Agreement	0.0	0.0	0.0	5-10	0.4	(0.4)	0.0
Total	$1,816.1	$(569.2)	$1,246.9		$1,822.4	$(548.1)	$1,274.3

Indefinite Lived Intangible Assets - Gross Carrying Amount

	March 31,	December 31,
	2020	2019
Trade Names	$1,474.7	$1,475.7

Intangible amortization expense amounted to $24.5 and $17.6 for the first three months of 2020 and 2019, respectively.  The Company estimates that intangible amortization expense will be approximately $98.0 in 2020 and approximately $96.0 to $88.0 annually over the next five years.

During the first quarter of 2020, the Company sold its PERL WEISS® toothpaste brand in Germany with a tradename net book value of $2.7 and corresponding goodwill of $1.3 for cash proceeds of $7.0.  The $3.0 gain associated with this transaction was recorded as a reduction of SG&A expense in the Consumer International Segment.

Fair value for indefinite lived intangible assets was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  The key assumptions used in determining fair value are sales growth, profitability margins, tax rates and discount rates. The Company determined that the fair value of all other intangible assets for each of the years in the three-year period ended December 31, 2019 exceeded their respective carrying values based upon the forecasted cash flows and profitability. The Company considers all of its personal care brands fair value to substantially exceed their carrying value.  However, in recent years the Company’s Trojan business, specifically the condom category, has not grown and competition has increased resulting in a potential reduction in cash flows.  As a result, the Trojan business has experienced sales and profit declines that has eroded a portion of the excess between fair and carrying value, which could potentially result in an impairment of the tradename.  The carrying value of the Trojan tradename is $176.4 million. As of December 31, 2019, fair value exceeded carrying value by 26%.  Key assumptions used in the projections include discount rates of 9.5% in the U.S. and 11.5% internationally, growth assumptions of 0% to 2% and an average royalty rate of approximately 10%.  This indefinite-lived intangible asset is susceptible to impairment risk. While management can and has implemented strategies to address the risk, including lowering the Company’s production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.  This could result in a decline in fair value that could trigger a future impairment charge of the tradename.

As a result of the pandemic, consumers are stocking up on household staple products, such as laundry detergent, cat litter, bathroom cleaners, baking soda and personal care products such as vitamins and supplements and nasal hygiene products. However, sales of some of our personal care products have slowed due to retailer closures or reduced hours of or consumer capacity in their stores. The Company is monitoring the impact the virus and the associated governmental response is having on its customers and consumer demand, as well as the potential impact on the Company’s short and long term cash flows as it relates to its intangible asset carrying values.

In addition, the Company’s Passport Food Safety business, under pressure as a result of the COVID-19 pandemic and new competitive activities, is experiencing sales and profit declines due to closures of meat processing plants and decreased demand for its products that could result in an impairment of the associated tradename and other intangible assets. The assets have a current net book value of approximately $24.0 million and are being amortized over their remaining life of 12 years.  The Company is implementing strategies to address the decline, however if unsuccessful, this decline could trigger a future impairment charge.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2019	$1,707.9	$235.6	$136.0	$2,079.5
Perl Weiss divestiture	0.0	(1.3)	0.0	(1.3)
Balance at March 31, 2020	$1,707.9	$234.3	$136.0	$2,078.2

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

A summary of the Company’s lease information is as follows:
		March 31,	December 31,
	Classification	2020	2019
Assets
Right of use assets	Other Assets	$155.2	$150.7

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$16.5	$16.4
Long-term lease liabilities	Deferred and Other Long-term Liabilities	148.6	144.0
Total lease liabilities		$165.1	$160.4

Other information
Weighted-average remaining lease term (years)		11.2	11.1
Weighted-average discount rate		4.9%	4.9%

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Statement of Income
Lease cost(1)	$6.6	$5.6

Other information
Leased assets obtained in exchange for new lease liabilities(2)	$10.2	$1.3
Cash paid for amounts included in the measurement of lease liabilities	$6.2	$6.0
(1)

Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item.  Short-term lease expense is excluded from this amount and is not material.  The Company also has certain variable leases which are not material.  The noncash component of lease expense for the first three months of 2020 and 2019 was $4.8 and $4.1, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.

(2)

In March 2020, the Company approved a capital project to purchase additional machinery and equipment at one of its leased manufacturing facilities. This led to a lease modification to include a renewal option that would extend the lease for an additional five years through 2029.  The modification resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $7.3 recorded in the first quarter of 2020.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2020	$17.5
2021	24.0
2022	21.6
2023	16.8
2024	15.6
2025 and thereafter	120.5
Total future minimum lease commitments	216.0
Less: Imputed Interest	(50.9)
Present value of lease liabilities	$165.1

13.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
Trade accounts payable	$460.1	$473.3
Accrued marketing and promotion costs	123.9	138.1
Accrued wages and related benefit costs	37.6	96.5
Other accrued current liabilities	119.6	124.0
Total	$741.2	$831.9

14.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	March 31,	December 31,
	2020	2019
Short-term borrowings
Revolving credit agreement borrowings(a)	$825.0	$0.0
Commercial paper issuances	144.1	248.6
Various debt due to international banks	2.8	4.3
Total short-term borrowings	$971.9	$252.9

Long-term debt
Term loan due May 1, 2022	300.0	300.0
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	(0.2)	(0.2)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.1)	(0.1)
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.3)	(0.3)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.7)	(2.7)
Debt issuance costs, net	(10.9)	(11.5)
Net long-term debt	$1,810.8	$1,810.2
(a)

The Company is party to a credit agreement dated March 29, 2018, as amended (the “Credit Agreement”), that provides for a $1.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”).   In March of 2020, the Company drew down a total amount of $825.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are scheduled to mature on March 29, 2024, and the Company may repay amounts borrowed any time without penalty. Based on the Company’s current corporate credit ratings, the currently applicable interest rate margins are 1.0% for adjusted LIBOR rate borrowings and 0.0% for Base Rate borrowings. The Company initiated borrowings under the Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic.

15.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2018	$(42.5)	$0.9	$(12.0)	$(53.6)
Other comprehensive income (loss) before reclassifications	1.8	0.0	(10.4)	(8.6)
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	0.0	0.0
Tax benefit (expense)	0.0	0.0	2.7	2.7
Other comprehensive income (loss)	1.8	0.0	(7.7)	(5.9)
Balance at March 31, 2019	$(40.7)	$0.9	$(19.7)	$(59.5)

Balance at December 31, 2019	$(36.8)	$0.0	$(29.9)	$(66.7)
Other comprehensive income (loss) before reclassifications	(13.0)	0.0	(27.0)	(40.0)
Amounts reclassified to consolidated statement of income (a)(b)	0.0	0.0	1.1	1.1
Tax benefit (expense)	0.0	0.0	6.2	6.2
Other comprehensive income (loss)	(13.0)	0.0	(19.7)	(32.7)
Balance at March 31, 2020	$(49.8)	$0.0	$(49.6)	$(99.4)

(a)	Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.

(b)	The Company reclassified a loss of $1.1 to the condensed consolidated statement of income during the three months ended March 31, 2020.

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

b. As of March 31, 2020, the Company had commitments of approximately $273.1.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of March 31, 2020, the Company had various guarantees and letters of credit totaling $4.2.

d. In connection with the Company’s acquisition of Agro BioSciences, Inc. on January 17, 2017, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance in 2019. The initial fair value of this contingent liability was $17.8, which was established in the purchase price allocation.  In December 2019, the final liability, which was paid in the second quarter of 2020, was lowered to $14.2 based on 2019 sales.

In connection with the Passport Acquisition, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance through 2020.  The initial fair value of this contingent liability was $7.3, which was established in the purchase price allocation.  During the second quarter of 2019, the Company recorded a reduction in fair value of the entire $7.3 Passport contingent liability based on the revised valuation due to updated sales forecasts.  The reduction was recorded in SG&A in the SPD segment.  There was no change in the contingent liability in the first quarter 2020 and it will be reassessed at each balance sheet date leading up to December 31, 2020.

In connection with the Flawless Acquisition, the Company is obligated to pay an additional amount of up to $425.0 based on sales performance through 2021.  The initial fair value of this contingent liability was $182.0.  That amount was established in the purchase price allocation.  Subsequent to the date of the Flawless Acquisition, the Company decreased the estimate of the contingent consideration liability by $17.0 from $182.0 to $165.0 based on the revised valuation due to updated sales forecasts as well as the passage of time.  The Company recorded a $27.0 reduction to SG&A expense within the Consumer Domestic and Consumer International Segments during the first quarter of 2020.  The contingent liability is remeasured at each balance sheet date until the completion of the earn-out period.

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

The Company is vigorously defending itself in this matter.  On September 19, 2018, the trial court granted the Company’s motion for summary judgment, dismissing all claims brought by the Plaintiff as a matter of law.  The Plaintiff appealed that decision, and the 2nd Circuit Court of Appeals reversed it in April 2020, remanding the case back to the lower court for a jury trial.

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

17.Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Purchases by Company	$3.3	$2.8	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.3	$0.3
Outstanding Accounts Receivable	$0.4	$0.5	$0.7	$0.8
Outstanding Accounts Payable	$1.2	$1.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.5	$0.6	$0.5	$0.5

(1)	Billed by the Company and recorded as a reduction of SG&A expenses.

18.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of March 31, 2020, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively.  The Company’s equity in earnings of Armand and ArmaKleen, totaling $1.6 and $1.7 for the three months ended March 31, 2020 and 2019 are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2020	$891.0	$198.6	$75.6	$0.0	$1,165.2
First Quarter 2019	784.9	186.7	73.1	0.0	1,044.7

Income before Income Taxes(2)
First Quarter 2020	$250.8	$38.2	$8.8	$1.6	$299.4
First Quarter 2019	182.7	28.4	12.3	1.7	225.1

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.0 and $2.3 for the three months ended March 31, 2020 and March 31, 2019, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2020	2019
Household Products	$494.3	$443.3
Personal Care Products	396.7	341.6
Total Consumer Domestic	891.0	784.9
Total Consumer International	198.6	186.7
Total SPD	75.6	73.1
Total Consolidated Net Sales	$1,165.2	$1,044.7

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

COVID-19 Disclosure

The COVID-19 pandemic is positively impacting certain of our businesses, while negatively impacting the short-term results of certain others. During the last month of the quarter, we experienced a significant increase in consumer demand for many of our products, including Vitafusion gummy vitamins, Simply Saline and Sterimar nasal hygiene products, A&H baking soda, A&H and XTRA laundry detergent, A&H cat litter and Kaboom bathroom cleaners, as we have seen consumers stocking up on household staple products, such as laundry detergent, cat litter, bathroom cleaners, baking soda and personal care products such as vitamins and supplements and nasal hygiene products. On the other hand, our WaterPik business has been negatively impacted by the temporary closure of dental offices across the United States and some other personal care brands have been negatively impacted by the temporary closures of certain non-essential retailers and the reduction of consumer foot traffic at retailers from which these brands derive a significant proportion of sales.  Looking forward, we may experience significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things, the temporary or prolonged inability of consumers to purchase our products due to illness, quarantine or other travel or gathering restrictions, store closures, unemployment or other financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling or similar pantry-loading or unloading activity.

Some products have also been impacted by a shift in consumer spending away from more discretionary products.  While there is no certainty that current high levels of demand for certain of our products will continue, we have taken steps to increase short term manufacturing capacity for our cleaning products (including laundry detergent, baking soda, and cleaners) and health care products (including vitamins and nasal hygiene) and are working closely with our suppliers, contract manufacturers and retail partners to ensure sustained supply to keep pace with increased demand. Although we have seen increased demand in certain of our product categories, in the future, the pandemic may cause reduced demand for our products if it results in a recessionary global economic environment, as well as, the timing and impact of potential consumer pantry destocking in markets in which we serve.  Moreover, we continue to experience and anticipate increased online sales during the pandemic.

The COVID-19 pandemic and the corresponding government response have led to increased unemployment and economic uncertainty, which could lead to a further reduction in consumer spending.  Economic conditions are, and we expect that they will continue to be, highly volatile and uncertain. Recessionary conditions could reduce demand for our discretionary products and put downward pressure on prices. Some of our retail customers have closed their stores or reduced store hours, which has impacted their ability to meet outstanding obligations and may cause further reductions in their purchases in the coming months.

Substantially all of our manufacturing facilities and distribution centers, and those of our key suppliers, contract manufacturers, and transportation suppliers, currently remain open and continue to operate. Various state and local governments in the U.S. and other jurisdictions have required cessation of non-essential activities. Substantially all of our products are considered essential under applicable governmental requirements and guidance, including the Department of Homeland Security’s March 19, 2020 Guidance on the Essential Critical Infrastructure Workforce.  We intend to continue to work with government authorities, implement our employee safety measures and supplement our in-house manufacturing with increased use of contract manufacturers to ensure that we are able to continue to manufacture and distribute our products during the pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our supply chain (for example a closure of a key manufacturing or distribution facility or the inability of a key supplier, contract manufacturer or transportation supplier to source and transport materials) that could impact our operations and ability to supply products to our customers.

We are monitoring the impact that the COVID-19 pandemic and corresponding government action is having on our customers and consumer demand and how potentially it will impact future cash flows for the short and long term and its impact to intangible asset carrying values.  While we expect that many of these effects will not be permanent, it is impossible to predict their duration.

PERL WEISS Transaction

During the first quarter of 2020, we sold our PERL WEISS® toothpaste brand in Germany with a net book value of $4.0 for cash proceeds of $7.0.  The $3.0 gain associated with this transaction was recorded as a reduction of SG&A expense in the Consumer International Segment.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	March 31, 2020	Prior Year	March 31, 2019
Net Sales	$1,165.2	11.5%	$1,044.7
Gross Profit	$532.0	13.0%	$470.8
Gross Margin	45.7%	+60 basis points	45.1%
Marketing Expenses	$96.4	-1.7%	$98.1
Percent of Net Sales	8.3%	-110 basis points	9.4%
Selling, General & Administrative Expenses	$121.0	-8.3%	$131.9
Percent of Net Sales	10.4%	-220 basis points	12.6%
Income from Operations	$314.6	30.6%	$240.8
Operating Margin	27.0%	+390 basis points	23.1%
Net income per share - Diluted	$0.92	31.4%	$0.70

Diluted Net Income per share was $0.92 in the first quarter of 2020 as compared to $0.70 in the first quarter of 2019.

During the first quarter of 2020, we reduced the fair value of our contingent liability by $27.0 ($20.2 after tax or $0.08 diluted per share) associated with the Flawless Acquisition based on updated sales forecasts and the passage of time.  The contingent liability adjustment was recorded in SG&A expense.

Also during the first quarter of 2020, we completed the sale of the PERL WEISS® toothpaste brand in Germany which resulted in a gain of $3.0 ($2.2 after tax or $0.01 diluted per share) recorded in SG&A expense.

Net Sales

Net sales for the quarter ended March 31, 2020 were $1,165.2, an increase of $120.5 or 11.5% as compared to the same period in 2019.  The components of the net sales increase are as follows:

Three Months Ended
March 31,
Net Sales - Consolidated	2020
Product volumes sold	6.9%
Pricing/Product mix	2.3%
Foreign exchange rate fluctuations	(0.4%)
Acquired product lines (net of divestiture) (1)	2.7%
Net Sales increase	11.5%

(1)

On May 1, 2019, we completed the Flawless Acquisition.  The results of this acquisition are included in our results since the date of acquisition.  During the first quarter of 2020 we completed the sale of the Perl Weiss brand.

For the three months ended March 31, 2020, the volume change reflects increased product sales in all three of our segments. Price/mix was favorable in the Consumer Domestic and Consumer International segments, but was partially offset by unfavorable price/mix in the Specialty Products (“SPD”) segment.

Gross Profit / Gross Margin

Our gross profit was $532.0 for the three months ended March 31, 2020, a $61.2 increase as compared to the same period in 2019.  Gross margin increased 60 basis points (“bps”) in the first quarter of 2020 compared to the same period in 2019, primarily due to favorable price/volume mix of 140 bps, productivity programs of 110 bps, the impact of higher margins on acquired businesses of 10 bps, partially offset by higher manufacturing cost increases of 180 bps (including costs of approximately 30 bps associated with the COVID-19 pandemic), commodity and transportation costs of 10 bps and unfavorable foreign exchange rates of 10 bps.

Operating Expenses

Marketing expenses for the three months ended March 31, 2020 were $96.4, a decrease of $1.7 or 1.7% as compared to the same period in 2019. Marketing expenses as a percentage of net sales in the first quarter of 2020 decreased by 110 bps to 8.3% as compared to 9.4% in the same period in 2019 due to 100 bps of leverage on higher net sales and 10 bps on lower expenses.

Selling, general and administrative (“SG&A”) expenses were $121.0 in the first quarter of 2020, a decrease of $10.9 or 8.3% as compared to the same period in 2019. SG&A as a percentage of net sales decreased 220 bps to 10.4% in the first quarter of 2020 as compared to 12.6% in the same period in 2019.  The decrease is due 130 bps of leverage associated with higher sales and 90 bps on lower expenses.  The lower expenses for the three month period ended March 31, 2020 is primarily due to a reduction of the Flawless earnout adjustment by $27.0 and the $3.0 gain associated with the sale of PERL WEISS, partially offset by acquisition-related costs (including amortization expense), higher compensation costs, and higher selling costs.

Other Income and Expenses

Other expense, net for the three months ended March 31, 2020 increased $0.5, compared to the same period in 2019 primarily due to the effect of changes in foreign exchange rates.

Interest expense for the three months ended March 31, 2020 decreased $1.5, as compared to the same period in 2019 primarily due to the repayment of the $300.0 2.45% Senior Notes that matured in the fourth quarter of 2019 and lower interest rates.

Income Taxes

The effective tax rate for the three months ended March 31, 2020 was 23.2% compared to 21.9% in the same period in 2019.   The increase in the tax rate is primarily due to a lower tax benefit on a lower amount of stock option exercises.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of March 31, 2020, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively.  Our equity in earnings of Armand and ArmaKleen, totaling $1.6 and $1.7 for the three months ended March 31, 2020 and 2019 are included in the Corporate segment.  Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three months ended March 31, 2020 and March 31, 2019 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
First Quarter 2020	$891.0	$198.6	$75.6	$0.0	$1,165.2
First Quarter 2019	784.9	186.7	73.1	0.0	1,044.7

Income before Income Taxes(2)
First Quarter 2020	$250.8	$38.2	$8.8	$1.6	$299.4
First Quarter 2019	182.7	28.4	12.3	1.7	225.1
(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.0 and $2.3 for the three months ended March 31, 2020 and March 31, 2019, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.

 Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2020	2019
Household Products	$494.3	$443.3
Personal Care Products	396.7	341.6
Total Consumer Domestic	891.0	784.9
Total Consumer International	198.6	186.7
Total SPD	75.6	73.1
Total Consolidated Net Sales	$1,165.2	$1,044.7

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2020 were $891.0, an increase of $106.1 or 13.5% as compared to the same period in 2019.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer Domestic	2020
Product volumes sold	7.4%
Pricing/Product mix	2.8%
Acquired product lines (1)	3.3%
Net Sales increase	13.5%

(1)	Includes the Flawless Acquisition since the date of acquisition.

The increase in net sales for the three months ended March 31, 2020, reflects the impact of the Flawless Acquisition, higher sales of ARM & HAMMER liquid laundry detergent, VITAFUSION and L’IL CRITTERS gummy vitamins, OXICLEAN® stain fighters, ARM & HAMMER clumping cat litter and baking soda, BATISTE dry shampoo, and SIMPLY SALINE nasal congestion spray.  A number of these brands realized higher than anticipated sales due to higher consumer demand due to the COVID-19 pandemic.

There continues to be significant product competition in the gummy vitamin category.  The category has grown from six brands to over 50 in the last eight years.  Moreover, condom usage has declined, as a result of a lower 18 to 24-year old population, alternate birth control options, less fear of HIV, less sex acts and, increased competition, all of which have contributed to lower demand for our products.  We continue to evaluate and vigorously address these pressures through, among other things, new product introductions and increased marketing and trade spending.  However, there is no assurance this category will not decline in the future and that we will be able to offset any such decline.

Consumer Domestic income before income taxes for the first quarter of 2020 was $250.8, a $68.1 increase as compared to the first quarter of 2019.  The increase is due primarily to volumes of $43.5 (including the impact of the pandemic), favorable price/mix of $20.0 and lower SG&A costs of $7.2 (in part due to a $23.0 Flawless earn-out adjustment and other costs associated with the Flawless Acquisition), partially offset by higher manufacturing and distribution costs of $3.0.

Consumer International

Consumer International net sales were $198.6 in the first quarter of 2020, an increase of $11.9 or 6.4% as compared to the same period in 2019.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer International	2020
Product volumes sold	4.9%
Pricing/Product mix	2.2%
Foreign exchange rate fluctuations / Other	(2.3%)
Acquired product lines (net of divestiture) (1)	1.6%
Net Sales increase	6.4%

(1)

Includes the Flawless Acquisition since the date of acquisition.  During the second quarter of 2019, we sold our consumer business in Brazil.  During the first quarter of 2020 we completed the sale of the Perl Weiss brand.

Excluding the impact of foreign exchange rates and the Flawless Acquisition, higher sales in the first quarter ended March 31, 2020 were driven primarily by ARM & HAMMER cat litter & liquid laundry detergent in Canada, CURASH® baby wipes and the FEMFRESH® feminine hygiene portfolio in Australia, STERIMAR® nasal spray in the U.K., and BATISTE dry shampoo in Germany.  A number of these brands realized higher than anticipated sales due to higher consumer demand due to the COVID-19 pandemic.

Consumer International income before income taxes was $38.2 in the first quarter of 2020, an increase of $9.8 compared to the same period in 2019 due primarily to higher sales volumes of $4.8, lower SG&A costs of $4.4 (in part due to a $4.0 Flawless earn-out adjustment and other costs associated with the Flawless Acquisition and gain on sale of PERL WEISS® assets), favorable price/mix of $3.4, and lower marketing expenses of $1.2, partially offset by unfavorable foreign exchange rates of $1.9, unfavorable manufacturing costs of $1.8, and higher other expenses of $0.4.

Specialty Products (“SPD”)

SPD net sales were $75.6 in the first quarter of 2020, an increase of $2.5 or 3.4% as compared to the same period in 2019.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - SPD	2020
Product volumes sold	6.7%
Pricing/Product mix	(3.3%)
Net Sales increase	3.4%

The net sales increase in the first quarter of 2020 was driven by higher volumes in the animal and food production business.  Dairy farm profitability in the first quarter of 2020 is greatly improved versus prior year and has driven higher demand for our products.

SPD income before income taxes was $8.8 in the first quarter of 2020, a decrease of $3.5 as compared to the same period in 2019 due primarily to unfavorable manufacturing costs of $2.7, unfavorable price/product mix of $2.4, higher SG&A costs of $1.0, and higher marketing costs of $0.1, partially offset by higher volumes of $2.4 and lower interest and other expenses of $0.5.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the first quarter of 2020 and 2019.  The Corporate segment income before income taxes was $1.6 in the first quarter of 2020, as compared to $1.7 in the same period in 2019.

Liquidity and Capital Resources

On May 1, 2019, we amended our $1,000.0 unsecured revolving credit facility (the “Credit Agreement”) to extend the term of the Credit Agreement from March 29, 2023 to March 29, 2024.  Under the Credit Agreement, we continue to have the ability to increase our borrowing up to an additional $600.0, subject to lender commitments and certain conditions as described in the Credit Agreement.  Borrowings under the Credit Agreement are available for general corporate purposes.

During the week of March 23, 2020, we drew an additional $825.0 million under the Credit Agreement.  As a result of this additional borrowing, we have now drawn almost the entirety of the $1,000.0 available, with approximately $27.0 available through the revolving facility under our Credit Agreement and our commercial paper program. Although we do not have any presently anticipated need for this additional liquidity, we decided to draw this additional amount as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic.

As of March 31, 2020, we had $1,046.6 in cash and cash equivalents.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

The current economic environment presents risks that could have adverse consequences for our liquidity.  See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”) and in Item 1A of Part II of this Quarterly Report.  Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our efficient business model and the recent steps we have taken to strengthen our balance sheet positioned us to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement because we currently are, and anticipate that we will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

On January 31, 2020, the Board declared a 5.5% increase in the regular quarterly dividend from $0.2275 to $0.24 per share, equivalent to an annual dividend of $0.96 per share payable to stockholders of record as of February 14, 2020.  The increase raises the annual dividend payout from $224.0 to approximately $237.0.

We did not repurchase any shares of our common stock in the first quarter of 2020.  As a result of our stock repurchases in recent years, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of March 31, 2020.

We anticipate that our cash holdings, cash from operations, and our remaining borrowing capacity, will be sufficient to meet our spending requirements, including capital expenditures, which are expected to be approximately $80.0 in 2020, debt payments, dividends, and any share repurchase activity to the extent implemented by management. We may also fund acquisitions that will complement our existing product lines or expand our presence in international markets.  We do not have any mandatory fixed rate debt principal payments in 2020.

Cash Flow Analysis

	Three Months Ended
	March 31,	March 31,
	2020	2019
Net cash provided by operating activities	$236.5	$137.9
Net cash used in investing activities	$(11.4)	$(12.4)
Net cash provided by (used in) financing activities	$670.1	$(344.3)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital.  Our net cash provided by operating activities in the three months ended March 31, 2020 increased by $98.6 to $236.5 as compared to $137.9 in the same period in 2019 due to higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, deferred taxes, and non-cash compensation) partially offset by a smaller increase in working capital and a decrease in the fair value of business acquisition liabilities.  The change in working capital is primarily due to a reduction in inventory and a smaller increase in accounts receivable and a larger increase in taxes payable.  We measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended March 31, 2020 and 2019:

	As of
	March 31, 2020	March 31, 2019	Change
Days of sales outstanding in accounts receivable ("DSO")	27	31	(4)
Days of inventory outstanding ("DIO")	58	61	(3)
Days of accounts payable outstanding ("DPO")	66	67	1
Cash conversion cycle	19	25	(6)

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two period average method, decreased 6 days from the prior year amount of 25 days to 19 days at March 31, 2020 due primarily to a decrease in DSO of 4 days and a decrease in DIO of 3 days. The decrease in the cash conversion cycle is primarily due to lower inventory and increased receivable factoring due to COVID-19 related sales increases. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2020 was $11.4, primarily reflecting $16.8 for property, plant and equipment additions, partially offset by cash proceeds of $7.0 from the sale of the PERL WEISS® toothpaste brand in Germany.  Net cash used in investing activities during the first three months of 2019 was $12.4, primarily reflecting $11.7 for property, plant and equipment additions.

Net Cash Provided by (Used in) Financing Activities – Net cash provided by financing activities during the first three months of 2020 was $670.1, reflecting $719.9 of net debt borrowings and $9.3 of proceeds from stock option exercises, partially offset by $59.0 of cash dividend payments.  Net cash used in financing activities during the first three months of 2019 was $344.3, reflecting $202.0 of net debt payments, $100.0 of repurchases of our common stock (“Common Stock”), $55.9 of cash dividend payments, partially offset by $15.1 of proceeds from stock option exercises.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

We are subject to market risks particularly due to changes in interest rates, diesel and other commodity costs, fluctuations in foreign currency exchange rates, and changes in the market price of the Common Stock. We use derivative agreements to manage these risks.  The current economic environment associated with COVID-19 has led to significant volatility and uncertainty with each of these market risks.  For economic and other impacts of the COVID-19 pandemic on the Company, see “Recent Developments” within Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

For historical quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II in the Form 10-K.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of the COVID-19 outbreak and the Company’s anticipated response; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the increase in the number of gummy dietary supplement competitors; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, tariffs, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of the Tax Cuts and Jobs Act; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; other impacts of the COVID-19 pandemic and its impact on the Company’s operations, customers, suppliers, employees, and other constituents, and market volatility and impact on the economy (including causing recessionary conditions), regulatory changes or policies, and the risk that the Company will not be able to successfully execute its response plans with respect to the pandemic; unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs, including the actual and potential effect of tariffs on Chinese goods imposed by the United States; increased or changing regulation regarding the Company’s products in the United States and other countries where it or its suppliers operate; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

The Company is vigorously defending itself in this matter.  On September 19, 2018, the trial court granted the Company’s motion for summary judgment, dismissing all claims brought by the Plaintiff as a matter of law.  The Plaintiff appealed that decision, and the 2nd Circuit Court of Appeals reversed it in April 2020, remanding the case back to the lower court for a jury trial.

In connection with this matter, the Company has reserved an amount that is immaterial.  However, it is reasonably possible that the Company may ultimately be required to pay all or substantially all of the damages and other amounts sought by Plaintiff.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Form 10-K, which is modified by the disclosure below. These risks and uncertainties, along with those previously disclosed, could materially affect the Company’s business, financial condition or future results.

•	We must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of the novel coronavirus (COVID-19) pandemic.

Our business and financial results have been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the coronavirus (COVID-19) pandemic, such as negative impact on the global and U.S. domestic economy, significant unemployment, market volatility, reduced travel or recommendations or mandates from governmental authorities to avoid various sized gatherings, close facilities, suspend operations, or to self-quarantine. These impacts include, but are not limited to:

•

Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary or prolonged inability of consumers to purchase our products due to illness, quarantine or other travel or gathering restrictions, store closures, unemployment or other financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling or similar pantry-loading or unloading activity. For example, our WaterPik business has been negatively impacted by the temporary closure of dental offices across the United States and some other personal care brands have been negatively impacted by the temporary closures of certain non-essential retailers and the reduction of consumer foot traffic at retailers from which they derive a significant proportion of their sales. WaterPik and some other personal care brands have also been impacted by reduced demand for discretionary consumable products by consumers due the impact of the pandemic, including increased unemployment and concerns about the economy. Continuing recessionary economic conditions, including after the direct impact of the pandemic has subsided, may continue to impact consumer demand for certain of our products and put downward pressure on product prices.  Some of our retail customers have been forced to shut down or reduce their hours, which has impacted and may continue to impact their orders. If these impacts are prolonged, they can further increase the difficulty of planning for operations and may adversely impact our results.

•

Inability to meet our retailer orders and customers’ needs due to disruptions in our manufacturing and distribution network or those of our finished goods, raw materials, or transportation suppliers caused by the closure or suspension of operations due to governmental prohibitions or employees becoming infected or refusing to work. In addition, our retailers have begun to prioritize household product orders and we may be unable to shift our production capacity to address this shift, which could also impact our ability to meet customer demand. While many of our facilities produce essential products and have been allowed to continue to operate despite general shut-down orders by certain governmental authorities, we could face challenges in continuing to operate such facilities as a result of employee absenteeism or sickness, additional governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities or those of our suppliers.
•

If key employees become ill as a result of the COVID-19 pandemic or otherwise our business activities may be adversely affected and our management team's attention may be diverted. In addition, we may not be able to locate suitable replacements for any key employees who become ill.

•

Although we are actively monitoring the impact of the COVID-19 pandemic on our supply chain, we are unable to accurately predict the impact that the COVID-19 pandemic will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the pandemic, and the duration of the pandemic and corresponding government action. Restrictions resulting from the COVID-19 pandemic could impact our supply chain both in the United States and globally. These restrictions may cause the price of certain raw materials used in our products to increase and/or we may experience disruptions to our operations.

•

Some of our customers, including mass merchandisers, supermarkets, drugstores, convenience stores, wholesale clubs, home stores, and dollar, pet and other specialty stores, have experienced, and may experience in the future, closures or reduced hours of or consumer capacity in their stores, declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all, and any protracted economic downturn or recession that may adversely affect our suppliers and customers and could adversely affect our sales and results of operations.  In addition, we may be unable to maintain the same level of sales and profitability if consumers shift to pushing a higher percentage of their purchases online and we are unable to shift our sales strategies or execute on them.

•

Due to government orders and the need to protect our workforce, the majority of our office and management personnel are working remotely, which could increase our exposure to technological failures or cybersecurity risks, which could negatively impact our operations.

Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party or governmental actions taken to contain its spread and mitigate its public health effects. While the vast majority of our products are consumer staples that generally are less vulnerable to decreases in discretionary spending than other products, some of our products, particularly WaterPik and some other personal care brands, are more discretionary in nature and, are more likely to be affected by consumer decisions to control spending and the impact and duration of recessionary economic conditions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs.  During the first quarter of 2020 the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs. The following table contains information for shares repurchased during the first quarter of 2020, which was solely due to shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
1/1/2020 to 1/31/2020	602	$69.23	0	$210,000,000
2/1/2020 to 2/29/2020	568	73.96	0	$210,000,000
3/1/2020 to 3/31/2020	0	0	0	$210,000,000
Total	1,170	$71.53	0

ITEM 6.	EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 4, 2018.

	(3.2)	By-laws of the Company, amended and restated as of October 30, 2019, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on November 1, 2019.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	April 30, 2020	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	April 30, 2020	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)