Form 10-Q
period 2020-06-30
CHURCH & DWIGHT CO INC /DE/
filed 2020-07-31
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of July 29, 2020, there were 247,311,944 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	30

1A.	Risk Factors	30

2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

5.	Other Information	32

6.	Exhibits	33

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net Sales	$1,194.3	$1,079.4	$2,359.5	$2,124.1
Cost of sales	634.7	597.9	1,267.9	1,171.8
Gross Profit	559.6	481.5	1,091.6	952.3
Marketing expenses	122.3	129.1	218.7	227.2
Selling, general and administrative expenses	186.6	165.0	307.6	296.9
Income from Operations	250.7	187.4	565.3	428.2
Equity in earnings of affiliates	2.0	1.7	3.6	3.4
Investment earnings	0.3	0.2	0.4	0.7
Other income (expense), net	(0.2)	(0.1)	(0.8)	(0.2)
Interest expense	(16.8)	(18.9)	(33.1)	(36.7)
Income before Income Taxes	236.0	170.3	535.4	395.4
Income taxes	46.3	31.8	115.9	81.2
Net Income	$189.7	$138.5	$419.5	$314.2

Weighted average shares outstanding - Basic	246.2	246.4	245.9	246.2
Weighted average shares outstanding - Diluted	251.3	252.7	251.2	252.3
Net income per share - Basic	$0.77	$0.56	$1.71	$1.28
Net income per share - Diluted	$0.75	$0.55	$1.67	$1.25
Cash dividends per share	$0.24	$0.23	$0.48	$0.45

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net Income	$189.7	$138.5	$419.5	$314.2
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	6.4	1.1	(6.6)	2.9
Income (loss) from derivative agreements	(5.3)	(10.0)	(25.0)	(17.7)
Other comprehensive income (loss)	1.1	(8.9)	(31.6)	(14.8)
Comprehensive income	$190.8	$129.6	$387.9	$299.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$451.7	$155.7
Accounts receivable, less allowances of $4.2 and $2.4	344.5	356.4
Inventories	455.5	417.4
Other current assets	25.0	26.9
Total Current Assets	1,276.7	956.4

Property, Plant and Equipment, Net	568.7	573.0
Equity Investment in Affiliates	10.6	9.7
Trade Names and Other Intangibles, Net	2,697.9	2,750.0
Goodwill	2,078.2	2,079.5
Other Assets	286.9	288.8
Total Assets	$6,919.0	$6,657.4

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$65.8	$252.9
Accounts payable and accrued expenses	842.3	831.9
Income taxes payable	88.5	7.5
Total Current Liabilities	996.6	1,092.3

Long-term Debt	1,811.4	1,810.2
Deferred Income Taxes	582.2	579.6
Deferred and Other Long-term Liabilities	359.0	315.5
Business Acquisition Liabilities	171.0	192.0
Total Liabilities	3,920.2	3,989.6

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of June 30, 2020 and December 31, 2019	292.8	292.8
Additional paid-in capital	302.8	295.5
Retained earnings	4,538.8	4,237.4
Accumulated other comprehensive loss	(98.3)	(66.7)
Common stock in treasury, at cost: 45,874,148 shares as of June 30, 2020 and 47,439,300 shares as of December 31, 2019	(2,037.3)	(2,091.2)
Total Stockholders' Equity	2,998.8	2,667.8
Total Liabilities and Stockholders' Equity	$6,919.0	$6,657.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash Flow From Operating Activities
Net Income	$419.5	$314.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	32.0	31.9
Amortization expense	60.4	51.0
Deferred income taxes	11.4	6.0
Equity in net earnings of affiliates	(3.6)	(3.4)
Distributions from unconsolidated affiliates	2.7	1.6
Non-cash compensation expense	15.8	15.0
Gain on sale of assets	(3.0)	0.0
Other	1.6	3.5
Change in assets and liabilities:
Accounts receivable	5.9	(37.3)
Inventories	(42.7)	(17.9)
Other current assets	(2.1)	0.9
Accounts payable and accrued expenses	35.8	6.7
Income taxes payable	87.1	(11.6)
Change in fair value of business acquisition liabilities	(20.7)	0.0
Other operating assets and liabilities, net	(1.5)	(9.4)
Net Cash Provided By Operating Activities	598.6	351.2
Cash Flow From Investing Activities
Additions to property, plant and equipment	(30.9)	(23.6)
Proceeds from sale of assets	7.0	0.0
Acquisitions	0.0	(475.0)
Other	(2.5)	(3.8)
Net Cash Used In Investing Activities	(26.4)	(502.4)
Cash Flow From Financing Activities
Long-term debt borrowings	0.0	300.0
Long-term debt (repayments)	0.0	(300.0)
Short-term debt borrowings, net of (repayments)	(186.2)	109.8
Proceeds from stock options exercised	44.9	37.0
Payment of cash dividends	(118.1)	(112.0)
Purchase of treasury stock	0.0	(100.0)
Payment of contingent consideration	(14.5)	0.0
Deferred financing and other	(0.1)	(2.5)
Net Cash Used In Financing Activities	(274.0)	(67.7)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	0.1
Net Change In Cash and Cash Equivalents	296.0	(218.8)
Cash and Cash Equivalents at Beginning of Period	155.7	316.7
Cash and Cash Equivalents at End of Period	$451.7	$97.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash paid during the period for:
Interest (net of amounts capitalized)	$32.2	$34.7
Income taxes	$17.3	$87.1
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$10.3	$11.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2018	292.8	(46.0)	$292.8	$280.8	$3,832.6	$(53.6)	$(1,898.8)	$2,453.8
Adoption of new accounting pronouncements	0.0	0.0	0.0	0.0	13.0	0.0	0.0	13.0
Net income	0.0	0.0	0.0	0.0	175.7	0.0	0.0	175.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(5.9)	0.0	(5.9)
Cash dividends	0.0	0.0	0.0	0.0	(55.9)	0.0	0.0	(55.9)
Stock purchases	0.0	(1.5)	0.0	0.0	0.0	0.0	(100.0)	(100.0)
Stock based compensation expense and stock option plan transactions	0.0	0.7	0.0	0.5	0.0	0.0	18.1	18.6
March 31, 2019	292.8	(46.8)	$292.8	$281.3	$3,965.4	$(59.5)	$(1,980.7)	$2,499.3
Net income	0.0	0.0	0.0	0.0	138.5	0.0	0.0	138.5
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(8.9)	0.0	(8.9)
Cash dividends	0.0	0.0	0.0	0.0	(56.1)	0.0	0.0	(56.1)
Stock based compensation expense and stock option plan transactions	0.0	0.9	0.0	7.0	0.0	0.0	25.0	32.0
June 30, 2019	292.8	(45.9)	$292.8	$288.3	$4,047.8	$(68.4)	$(1,955.7)	$2,604.8

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2019	292.8	(47.4)	$292.8	$295.5	$4,237.4	$(66.7)	$(2,091.2)	$2,667.8
Net income	0.0	0.0	0.0	0.0	229.8	0.0	0.0	229.8
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(32.7)	0.0	(32.7)
Cash dividends	0.0	0.0	0.0	0.0	(59.0)	0.0	0.0	(59.0)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	0.2	0.0	0.0	11.7	11.9
March 31, 2020	292.8	(47.1)	$292.8	$295.7	$4,408.2	$(99.4)	$(2,079.5)	$2,817.8
Net income	0.0	0.0	0.0	0.0	189.7	0.0	0.0	189.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	1.1	0.0	1.1
Cash dividends	0.0	0.0	0.0	0.0	(59.1)	0.0	0.0	(59.1)
Stock based compensation expense and stock option plan transactions	0.0	1.2	0.0	7.1	0.0	0.0	42.2	49.3
June 30, 2020	292.8	(45.9)	$292.8	$302.8	$4,538.8	$(98.3)	$(2,037.3)	$2,998.8

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

The Company incurred research and development expenses in the second quarter of 2020 and 2019 of $24.6 and $22.4, respectively.  The Company incurred research and development expenses in the first six months of 2020 and 2019 of $46.3 and $43.1, respectively.  These expenses are included in selling, general and administrative (“SG&A”) expenses.

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates.  This guidance was effective beginning on March 12, 2020, and the Company may apply the amendments prospectively to contract modifications made or relationships entered into or evaluated through December 31, 2022.  The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows in the current period.  The Company will continue to evaluate the impacts of this guidance on future contract modifications.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2020	2019
Raw materials and supplies	$104.4	$85.9
Work in process	28.2	29.0
Finished goods	322.9	302.5
Total	$455.5	$417.4

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	June 30,	December 31,
	2020	2019
Land	$28.2	$27.8
Buildings and improvements	256.6	255.4
Machinery and equipment	743.6	737.4
Software	98.9	96.7
Office equipment and other assets	79.3	76.0
Construction in progress	83.4	72.9
Gross PP&E	1,290.0	1,266.2
Less accumulated depreciation and amortization	721.3	693.2
Net PP&E	$568.7	$573.0

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Depreciation and amortization on PP&E	$16.0	$16.1	$32.0	$31.9

5.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Weighted average common shares outstanding - basic	246.2	246.4	245.9	246.2
Dilutive effect of stock options	5.1	6.3	5.3	6.1
Weighted average common shares outstanding - diluted	251.3	252.7	251.2	252.3
Antidilutive stock options outstanding	3.3	1.4	3.3	1.4

6.	Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2019	14.0	$43.23
Granted	1.8	73.89
Exercised	(1.5)	29.35
Cancelled	(0.1)	61.87
Outstanding at June 30, 2020	14.2	$48.61	5.9	$407.0
Exercisable at June 30, 2020	8.9	$38.78	4.2	$341.9

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Intrinsic Value of Stock Options Exercised	$54.6	$47.8	$68.9	$71.9
Stock Compensation Expense Related to Stock Option Awards	$12.7	$12.2	$15.4	$14.5
Issued Stock Options	1.8	1.4	1.8	1.4
Weighted Average Fair Value of Stock Options issued (per share)	$12.74	$14.94	$12.73	$14.94
Fair Value of Stock Options Issued	$23.1	$21.3	$23.6	$21.3

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.5%	2.1%	0.5%	2.1%
Expected life in years	7.3	7.3	7.3	7.3
Expected volatility	19.9%	17.2%	19.8%	17.2%
Dividend yield	1.3%	1.2%	1.3%	1.2%

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

The Company did not repurchase any shares of its common stock in the first six months of 2020.  As a result of the Company’s stock repurchases in recent years, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of June 30, 2020.

8.Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at June 30, 2020 and December 31, 2019:

		June 30, 2020		December 31, 2019
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$226.8	$226.8	$65.3	$65.3
Financial Liabilities:
Short-term borrowings	Level 2	65.8	65.8	252.9	252.9
Term loan due May 1, 2022	Level 2	300.0	300.0	300.0	300.0
2.45% Senior notes due August 1, 2022	Level 2	299.8	310.4	299.8	302.6
2.875% Senior notes due October 1, 2022	Level 2	399.9	418.5	399.9	408.2
3.15% Senior notes due August 1, 2027	Level 2	424.7	465.8	424.7	438.9
3.95% Senior notes due August 1, 2047	Level 2	397.4	470.1	397.3	427.1
Interest Rate Swap Lock Agreement asset (liability)	Level 2	(67.6)	(67.6)	(29.5)	(29.5)
Business Acquisition Liabilities	Level 3	171.0	171.0	206.2	206.2

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the six months ended June 30, 2020.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The business acquisition liabilities represent the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration is being evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs.  In the six months ended June 30, 2020, the Company decreased the fair value estimate of the contingent consideration liability for the Flawless Acquisition by $21.0 from $192.0 to $171.0 based on the revised valuation due to updated sales forecasts as well as the passage of time.  The $21.0 reduction of SG&A expense was recorded within the Consumer Domestic and Consumer International Segments.  The business acquisition liabilities for December 31, 2019 also included a $14.2 liability for the Agro Acquisition.  The Agro Acquisition earnout was paid in the second quarter of 2020.  As of December 31, 2019, the Agro Acquisition liability was recorded within Accounts Payable and Accrued Expenses.

The interest rate swap lock agreements are used to hedge the risk of changes in the interest payments attributable to changes in the benchmark U.S. Dollar LIBOR interest rate associated with anticipated issuances of debt.  The liability increased by $38.1 during the first six months of 2020 primarily due to lower current and projected interest rates resulting from the COVID-19 pandemic.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of June 30, 2020 and December 31, 2019.
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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign exchange contracts	$239.9	$216.0
Interest rate swap lock	$300.0	$300.0
Diesel fuel contracts	5.9 gallons	4.8 gallons
Commodities contracts	63.8 pounds	81.2 pounds
Derivatives not designated as hedging instruments
Equity derivatives	$26.6	$22.1

Excluding the Interest Rate Swap Lock Agreement disclosed in Note 8, the fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements.

10.	Acquisitions

On May 1, 2019, the Company closed on its previously announced acquisition of the FLAWLESS hair removal business (the “Flawless Acquisition”) from Ideavillage Products Corporation (“Ideavillage”).  The Company paid $475.0 at closing and may make an additional contingent consideration payment up to a maximum of $425.0 in cash, based on a trailing twelve-month net sales target ending no later than December 31, 2021. The transaction was funded with a three-year term loan and commercial paper borrowings. There was a six-month integration transition period in which the net cash received from Ideavillage was accounted for as other revenue as a component of net sales. The Company purchased the inventory following the transition period, and at such time, the Company became the principal party to the sales transactions. The FLAWLESS hair removal business is managed in the Consumer Domestic and Consumer International segments and represents an addition to the Company’s specialty haircare portfolio which includes BATISTE dry shampoo, VIVISCAL hair thinning supplements, and TOPPIK hair fibers.

The fair values of the net assets acquired are set forth as follows:

Trade name	$447.3
Other intangible assets	121.8
Goodwill	87.9
Contingent consideration	(182.0)
Cash purchase price	$475.0

As a result of the Company purchasing assets, the goodwill and other intangible assets associated with the Flawless Acquisition are deductible for U.S. tax purposes.  The trade names and other intangible assets were valued using a discounted cash flow model.  The life of the amortizable intangible assets recognized from the Flawless Acquisition ranges from 15 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquired business and the Company.  Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.  The contingent liability is remeasured at each balance sheet date until the completion of the earn-out period.  Subsequent to the date of the Flawless Acquisition, the Company decreased the fair value estimate of the contingent consideration liability by $11.0 from $182.0 to $171.0 as of the six months ended June 30, 2020 based on the revised valuation due to updated sales forecasts as well as the passage of time.  Ideavillage will continue to help support the business through a separate long-term transition services agreement.

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	June 30, 2020				December 31, 2019
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$1,020.4	$(242.0)	$778.4	3-20	$1,025.8	$(219.7)	$806.1
Customer Relationships	584.8	(272.9)	311.9	15-20	584.8	(255.0)	329.8
Patents/Formulas	211.4	(79.1)	132.3	4-20	211.4	(73.0)	138.4
Non-Compete Agreement	0.0	0.0	0.0	5-10	0.4	(0.4)	0.0
Total	$1,816.6	$(594.0)	$1,222.6		$1,822.4	$(548.1)	$1,274.3

Indefinite Lived Intangible Assets - Gross Carrying Amount

	June 30,	December 31,
	2020	2019
Trade Names	$1,475.3	$1,475.7

Intangible amortization expense was $24.5 and $22.7 for the second quarter of 2020 and 2019, respectively.  Intangible amortization expense amounted to $49.0 and $40.3 for the first six months of 2020 and 2019, respectively.  The Company estimates that intangible amortization expense will be approximately $98.0 in 2020 and approximately $96.0 to $88.0 annually over the next five years.

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

The Company has continued to experience a significant increase in consumer demand for many of its products that began in March, including VITAFUSION gummy vitamins, SIMPLY SALINE and STERIMAR nasal hygiene products, A&H baking soda, and A&H cat litter and KABOOM bathroom cleaners.  On the other hand, the Company’s WATERPIK business has been negatively impacted by the temporary closure of dental offices across the United States and some other personal care brands have been negatively impacted by the temporary closures of certain non-essential retailers and the reduction of consumer foot traffic at retailers from which these brands derive a significant proportion of sales.  The Company is monitoring the impact the pandemic and the associated governmental response is having on its customers and consumer demand, as well as the potential impact on the Company’s short and long term cash flows as it relates to its intangible asset carrying values.

In addition, the Company’s Passport Food Safety business, under pressure as a result of the COVID-19 pandemic and new competitive activities, is experiencing sales and profit declines due to closures of meat processing plants and decreased demand for its products that could result in an impairment of the associated tradename and other intangible assets. The assets have a current net book value of approximately $24.0 million and are being amortized over their remaining weighted average life of 12 years.  The Company is implementing strategies to address the decline, however if unsuccessful, this decline could trigger a future impairment charge.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2019	$1,707.9	$235.6	$136.0	$2,079.5
PERL WEISS divestiture	0.0	(1.3)	0.0	(1.3)
Balance at June 30, 2020	$1,707.9	$234.3	$136.0	$2,078.2

The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2020, determined that the estimated fair value substantially exceeded the carrying values of all reporting units.  The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.  The Company has never incurred a goodwill impairment charge.

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

A summary of the Company’s lease information is as follows:
June 30,	December 31,
Classification	2020	2019
Assets
Right of use assets	Other Assets	$156.9	$150.7

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$17.9	$16.4
Long-term lease liabilities	Deferred and Other Long-term Liabilities	149.3	144.0
Total lease liabilities	$167.2	$160.4

Other information
Weighted-average remaining lease term (years)	10.9	11.1
Weighted-average discount rate	4.8%	4.9%
Three Months	Three Months	Six Months	Six Months
Ended	Ended	Ended	Ended
June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Statement of Income
Lease cost(1)	$6.8	$6.0	$13.4	$11.6

Other information
Leased assets obtained in exchange for new lease liabilities(2)	$6.3	$55.8	$16.5	$57.1
Cash paid for amounts included in the measurement of lease liabilities	$6.4	$6.1	$12.6	$12.1
(1)

Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item.  Short-term lease expense is excluded from this amount and is not material.  The Company also has certain variable leases which are not material.  The noncash component of lease expense for the first six months of 2020 and 2019 was $9.7 and $8.6, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.

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

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2020	$11.9
2021	25.6
2022	23.3
2023	17.9
2024	16.5
2025 and thereafter	121.7
Total future minimum lease commitments	216.9
Less: Imputed Interest	(49.7)
Present value of lease liabilities	$167.2

13.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019
Trade accounts payable	$516.7	$473.3
Accrued marketing and promotion costs	148.6	138.1
Accrued wages and related benefit costs	61.7	96.5
Other accrued current liabilities	115.3	124.0
Total	$842.3	$831.9

14.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	June 30,	December 31,
	2020	2019
Short-term borrowings
Commercial paper issuances	$64.5	$248.6
Various debt due to international banks	1.3	4.3
Total short-term borrowings	$65.8	$252.9

Long-term debt
Term loan due May 1, 2022	300.0	300.0
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	(0.2)	(0.2)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.1)	(0.1)
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.3)	(0.3)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.6)	(2.7)
Debt issuance costs, net	(10.4)	(11.5)
Net long-term debt	$1,811.4	$1,810.2

The Company is party to a credit agreement dated March 29, 2018, as amended (the “Credit Agreement”), that provides for a $1,000.0 unsecured revolving credit facility (the “Revolving Credit Facility”).   In March 2020, the Company drew down a total amount of $825.0 under the Revolving Credit Facility. The Company initiated borrowings under the Revolving Credit Facility as a precautionary measure to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic.  The full $825.0 was repaid in May 2020.

15.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2018	$(42.5)	$0.9	$(12.0)	$(53.6)
Other comprehensive income (loss) before reclassifications	1.0	0.0	(24.7)	(23.7)
Amounts reclassified to consolidated statement of income (a) (b)	1.9	0.0	1.0	2.9
Tax benefit (expense)	0.0	0.0	6.0	6.0
Other comprehensive income (loss)	2.9	0.0	(17.7)	(14.8)
Balance at June 30, 2019	$(39.6)	$0.9	$(29.7)	$(68.4)

Balance at December 31, 2019	$(36.8)	$0.0	$(29.9)	$(66.7)
Other comprehensive income (loss) before reclassifications	(6.6)	0.0	(35.5)	(42.1)
Amounts reclassified to consolidated statement of income (a) (b)	0.0	0.0	1.9	1.9
Tax benefit (expense)	0.0	0.0	8.6	8.6
Other comprehensive income (loss)	(6.6)	0.0	(25.0)	(31.6)
Balance at June 30, 2020	$(43.4)	$0.0	$(54.9)	$(98.3)

(a)	Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.

(b)	The Company reclassified a loss of $0.8 and a loss of $2.9 to the condensed consolidated statement of income during the three months ended June 30, 2020 and 2019, respectively.

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

b. As of June 30, 2020, the Company had commitments of approximately $263.8.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of June 30, 2020, the Company had various guarantees and letters of credit totaling $4.2.

d. In connection with the Company’s acquisition of Agro BioSciences, Inc. on January 17, 2017, the Company was obligated to pay an additional amount of up to $25.0 based on sales performance in 2019. The initial fair value of this contingent liability was $17.8, which was established in the purchase price allocation.  In April 2020, a payment of $14.5 was paid to settle the liability.

In connection with the Passport Acquisition, the Company is obligated to pay an additional amount of up to $25.0 based on sales performance through 2020.  The initial fair value of this contingent liability was $7.3, which was established in the purchase price allocation.  During the second quarter of 2019, the Company recorded a reduction in fair value of the entire $7.3 Passport contingent liability based on the revised valuation due to updated sales forecasts.  The reduction was recorded in SG&A in the SPD segment.  There was no change in the contingent liability in the first six months of 2020 and it will be reassessed at each balance sheet date leading up to December 31, 2020.

In connection with the Flawless Acquisition, the Company is obligated to pay an additional amount of up to $425.0 based on sales performance through 2021.  The initial fair value of this contingent liability of $182.0 was established in the purchase price allocation.  During the first quarter of 2020 the Company reduced the fair value of the contingent liability associated with the Flawless Acquisition by $27.0 and during the second quarter of 2020 the Company increased the fair value of the contingent liability by $6.0 for a total reduction of $21.0 for the six months ended June 30, 2020 based on updated sales forecasts and the passage of time.  As a result of these adjustments and further adjustments in 2019, the fair value of this contingent liability was $171.0 as of June 30, 2020.  The change in fair value was recorded within the Consumer Domestic and Consumer International segments.  The contingent liability is remeasured at each balance sheet date until the completion of the earn-out period.

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

In connection with this matter, an amount has been reserved that is immaterial to the Company.  It is reasonably possible that the Company may ultimately be required to pay all or substantially all of the damages and other amounts sought by Plaintiff.

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

17.Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Purchases by Company	$6.8	$6.4	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.5	$0.5
Outstanding Accounts Receivable	$0.4	$0.6	$1.0	$0.6
Outstanding Accounts Payable	$1.2	$1.2	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.1	$1.3	$1.1	$1.1

(1)	Billed by the Company and recorded as a reduction of SG&A expenses.
18.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of June 30, 2020, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively.  The Company’s equity in earnings of Armand and ArmaKleen, totaling $2.0 and $1.7 for the three months ended June 30, 2020 and 2019, respectively, and $3.6 and $3.4 for the six months ended June 30, 2020 and 2019, respectively, are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
Second Quarter 2020	$931.1	$187.5	$75.7	$0.0	$1,194.3
Second Quarter 2019	819.3	186.6	73.5	0.0	1,079.4
First Six Months of 2020	$1,822.1	$386.1	$151.3	$0.0	$2,359.5
First Six Months of 2019	1,604.2	373.3	146.6	0.0	2,124.1

Income before Income Taxes(2)
Second Quarter 2020	$200.4	$23.4	$10.2	$2.0	$236.0
Second Quarter 2019	136.2	16.9	15.5	1.7	170.3
First Six Months of 2020	$451.2	$61.6	$19.0	$3.6	$535.4
First Six Months of 2019	318.9	45.3	27.8	3.4	395.4

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $2.8 and $2.4 for the three months ended June 30, 2020 and June 30, 2019, respectively, and were $5.8 and $4.7 for the six months ended June 30, 2020 and June 30, 2019, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Household Products	$544.7	$464.3	$1,039.0	$907.6
Personal Care Products	386.4	355.0	783.1	696.6
Total Consumer Domestic	931.1	819.3	1,822.1	1,604.2
Total Consumer International	187.5	186.6	386.1	373.3
Total SPD	75.7	73.5	151.3	146.6
Total Consolidated Net Sales	$1,194.3	$1,079.4	$2,359.5	$2,124.1

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

COVID-19 Disclosure

The COVID-19 pandemic is positively impacting certain of our businesses, while negatively impacting the short-term results of certain others. We have continued to experience a significant increase in consumer demand for many of our products that began in March, including VITAFUSION gummy vitamins, Simply Saline and Sterimar nasal hygiene products, A&H baking soda, and A&H cat litter and Kaboom bathroom cleaners. On the other hand, our WaterPik business has been negatively impacted by the temporary closure of dental offices across the United States and some other personal care brands have been negatively impacted by the temporary closures of certain non-essential retailers and the reduction of consumer foot traffic at retailers from which these brands derive a significant proportion of sales.  Looking forward, we may experience significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things, the temporary or prolonged inability of consumers to purchase our products due to illness, quarantine or other travel or gathering restrictions, store closures, unemployment or other financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling or similar pantry-loading or unloading activity.

Some products have also been impacted by a shift in consumer spending away from more discretionary products.  While there is no certainty that current high levels of demand for certain of our products will continue, we have taken steps to increase short term manufacturing capacity for our cleaning products (including laundry detergent, baking soda, and cleaners) and health care products (including vitamins and nasal hygiene) and are working closely with our suppliers, contract manufacturers and retail partners to ensure sustained supply to keep pace with increased demand. We will also make investments in the expansion of long-term in-house and third-party manufacturing capacity.  Although we have seen increased demand in certain of our product categories, in the future, the pandemic may cause reduced demand for our products if it results in a recessionary global economic environment.  The timing and impact of potential consumer pantry destocking in markets in which we serve may also have a negative impact on demand.  Moreover, we continue to experience and anticipate increased online sales during the pandemic.

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

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	June 30, 2020	Prior Year	June 30, 2019
Net Sales	$1,194.3	10.6%	$1,079.4
Gross Profit	$559.6	16.2%	$481.5
Gross Margin	46.8%	+220 basis points	44.6%
Marketing Expenses	$122.3	-5.3%	$129.1
Percent of Net Sales	10.2%	-180 basis points	12.0%
Selling, General & Administrative Expenses	$186.6	13.1%	$165.0
Percent of Net Sales	15.6%	+30 basis points	15.3%
Income from Operations	$250.7	33.8%	$187.4
Operating Margin	21.0%	+370 basis points	17.3%
Net income per share - Diluted	$0.75	36.4%	$0.55

	Six Months Ended	Change vs.	Six Months Ended
	June 30, 2020	Prior Year	June 30, 2019
Net Sales	$2,359.5	11.1%	$2,124.1
Gross Profit	$1,091.6	14.6%	$952.3
Gross Margin	46.3%	+150 basis points	44.8%
Marketing Expenses	$218.7	-3.7%	$227.2
Percent of Net Sales	9.3%	-140 basis points	10.7%
Selling, General & Administrative Expenses	$307.6	3.6%	$296.9
Percent of Net Sales	13.0%	-100 basis points	14.0%
Income from Operations	$565.3	32.0%	$428.2
Operating Margin	24.0%	+390 basis points	20.1%
Net income per share - Diluted	$1.67	33.6%	$1.25

Diluted Net Income per share was $0.75 in the second quarter of 2020 as compared to $0.55 in the second quarter of 2019.  Diluted Net Income per share was $1.67 in the first six months of 2020 as compared to $1.25 in the same period in 2019.

During the second quarter of 2020 we increased the fair value of our contingent liability associated with the Flawless Acquisition by $6.0 ($4.5 after tax or $0.02 diluted per share), for a total net reduction of $21.0 ($15.8 after tax or $0.06 diluted per share) for the six months ended June 30, 2020 based on updated sales forecasts and the passage of time.  During the second quarter of 2019, we increased the estimate of the contingent liability by $5.0 ($3.7 after tax or $0.01 diluted per share).  The contingent liability adjustments were recorded in SG&A expense.

During the first quarter of 2020, we completed the sale of the PERL WEISS® toothpaste brand in Germany which resulted in a gain of $3.0 ($2.2 after tax or $0.01 diluted per share) recorded in SG&A expense.

Net Sales

Net sales for the quarter ended June 30, 2020 were $1,194.3, an increase of $114.9 or 10.6% as compared to the same period in 2019.  Net sales for the six months ended June 30, 2020 were $2,359.5, an increase of $235.4 or 11.1% over the comparable six month period of 2019.  The components of the net sales increase are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales – Consolidated	2020	2020
Product volumes sold	4.9%	5.8%
Pricing/Product mix	3.5%	3.0%
Foreign exchange rate fluctuations	(0.7%)	(0.5%)
Acquired product lines (net of divestiture) (1)	2.9%	2.8%
Net Sales increase	10.6%	11.1%

(1)

On May 1, 2019, we completed the Flawless Acquisition.  The results of this acquisition are included in our results since the date of acquisition.  During the first quarter of 2020 we completed the sale of the PERL WEISS brand.

For the three months ended June 30, 2020, the volume change reflects increased product sales in the Consumer Domestic and Specialty Products (“SPD”) segments, with volume declines in the Consumer International segment.  For the six months ended June 30, 2020, the volume change primarily reflects increased product sales in all three of our segments. For both the three and six months ended June 30, 2020, price/mix was favorable in the Consumer Domestic and Consumer International segments, but was partially offset by unfavorable price/mix in the SPD segment.

Gross Profit / Gross Margin

Our gross profit was $559.6 for the three months ended June 30, 2020, a $78.1 increase as compared to the same period in 2019.  Gross margin increased 220 basis points (“bps”) in the second quarter of 2020 compared to the same period in 2019, due to favorable price/volume mix of 220 bps (primarily due to a reduction in trade promotion and coupons to reduce retail depletion of inventories), productivity programs of 140 bps, partially offset by higher manufacturing costs of 110 bps, primarily due to costs associated with the COVID-19 pandemic, the impact of margins on acquired businesses of 20 bps, and unfavorable foreign exchange rates of 10 bps.  Gross profit was $1,091.6 for the six months ended June 30, 2020, a $139.3 increase compared to the same period in 2019.  Gross margin increased 150 bps in the first six months of 2020 compared to the same period in 2019, due to favorable price/volume mix of 180 bps (primarily due to a reduction in trade promotion and coupons to reduce retail depletion of inventories), productivity programs of 130 bps, partially offset by higher manufacturing cost increases of 150 bps (including costs of approximately 70 bps associated with the COVID-19 pandemic), and unfavorable foreign exchange rates of 10 bps.

Operating Expenses

Marketing expenses for the three months ended June 30, 2020 were $122.3, a decrease of $6.8 or 5.3% as compared to the same period in 2019. Marketing expenses as a percentage of net sales in the second quarter of 2020 decreased by 180 bps to 10.2% as compared to 12.0% in the same period in 2019 due to 120 bps of leverage on higher net sales and 60 bps on lower expenses.  Due to retailer out of stocks, marketing expense was significantly reduced.  Marketing expenses for the six months ended June 30, 2020 were $218.7, a decrease of $8.5 or 3.7% as compared to the same period in 2019. Marketing expenses as a percentage of net sales for the first six months of 2020 decreased by 140 bps to 9.3% as compared to 10.7% in the same period in 2019 due to 100 bps of leverage on higher net sales and 40 bps on lower expenses.  The trend of lower marketing expenses is not expected to continue as we intend to make investments behind new product launches, consumer research and digital advertising in the second half of 2020.

Selling, general and administrative (“SG&A”) expenses were $186.6 in the second quarter of 2020, an increase of $21.6 or 13.1% as compared to the same period in 2019. SG&A as a percentage of net sales increased 30 bps to 15.6% in the second quarter of 2020 as compared to 15.3% in the same period in 2019.  The increase is due to 180 bps of higher expenses, partially offset by 150 bps of leverage associated with higher sales.  The higher expenses for the three-month period ended June 30, 2020 is primarily due to an increase of the FLAWLESS earnout liability by $6.0, acquisition-related costs (including amortization expense) and higher compensation, information system, research and development (“R&D”) and selling costs. SG&A expenses for the first six months of 2020 were $307.6, an increase of $10.7 or 3.6% as compared to the same period in 2019.  SG&A as a percentage of net sales decreased 100 bps to 13.0% in the first six months of 2020 compared to 14.0% in 2019 due to 140 bps of leverage associated with higher sales, partially offset by 40 bps on higher expenses.  The higher expenses for the six-month period ended June 30, 2020 is primarily due to acquisition-related costs (including amortization expense) and higher compensation, information system, R&D and selling costs, partially offset by reduction of the Flawless earnout liability by $21.0 and the $3.0 gain associated with the sale of PERL WEISS.

Other expense, net for the three and six months ended June 30, 2020 increased $0.1 and $0.6 respectively, compared to the same period in 2019 primarily due to the effect of changes in foreign exchange rates.

Interest expense for the three and six months ended June 30, 2020 decreased $2.1 and $3.6 respectively, as compared to the same period in 2019 primarily due to the repayment of the $300.0 2.45% Senior Notes that matured in the fourth quarter of 2019 and lower interest rates.

Income Taxes

The effective tax rate for the three and six months ended June 30, 2020 was 19.6% and 21.6% respectively, compared to 18.7% and 20.5% in the same periods in 2019.   The increase in the tax rate for both periods is primarily due to a lower tax benefit related to stock option exercises.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of June 30, 2020, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively.  Our equity in earnings of Armand and ArmaKleen, totaling $2.0 and $1.7 for the three months ended June 30, 2020 and 2019, respectively, and $3.6 and $3.4 for the six months ended June 30, 2020 and 2019, respectively, are included in the Corporate segment.   Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and six months ended June 30, 2020 and June 30, 2019 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
Second Quarter 2020	$931.1	$187.5	$75.7	$0.0	$1,194.3
Second Quarter 2019	819.3	186.6	73.5	0.0	1,079.4
First Six Months of 2020	$1,822.1	$386.1	$151.3	$0.0	$2,359.5
First Six Months of 2019	1,604.2	373.3	146.6	0.0	2,124.1

Income before Income Taxes(2)
Second Quarter 2020	$200.4	$23.4	$10.2	$2.0	$236.0
Second Quarter 2019	136.2	16.9	15.5	1.7	170.3
First Six Months of 2020	$451.2	$61.6	$19.0	$3.6	$535.4
First Six Months of 2019	318.9	45.3	27.8	3.4	395.4
(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $2.8 and $2.4 for the three months ended June 30, 2020 and June 30, 2019, respectively, and were $5.8 and $4.7 for the six months ended June 30, 2020 and June 30, 2019, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Household Products	$544.7	$464.3	$1,039.0	$907.6
Personal Care Products	386.4	355.0	783.1	696.6
Total Consumer Domestic	931.1	819.3	1,822.1	1,604.2
Total Consumer International	187.5	186.6	386.1	373.3
Total SPD	75.7	73.5	151.3	146.6
Total Consolidated Net Sales	$1,194.3	$1,079.4	$2,359.5	$2,124.1

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the second quarter of 2020 were $931.1, an increase of $111.8 or 13.6% as compared to the same period in 2019.  Consumer Domestic net sales for the six months ended June 30, 2020 were $1,822.1 an increase of $217.9 or 13.6% as compared to the same period in 2019.  The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer Domestic	2020	2020
Product volumes sold	6.3%	6.8%
Pricing/Product mix	4.4%	3.7%
Acquired product lines (1)	2.9%	3.1%
Net Sales increase	13.6%	13.6%

(1)	Includes the Flawless Acquisition since the date of acquisition.

The increase in net sales for the three months ended June 30, 2020, reflects the impact of the Flawless Acquisition, higher sales of ARM & HAMMER liquid laundry detergent, VITAFUSION and L’IL CRITTERS gummy vitamins, OXICLEAN® stain fighters, ARM & HAMMER clumping cat litter and baking soda, and ARM & HAMMER laundry detergent scent boosters.  The increase in net sales for the six-month period ending June 30, 2020, reflects the impact of the Flawless Acquisition, higher sales of ARM & HAMMER liquid laundry detergent, VITAFUSION and L’IL CRITTERS gummy vitamins, OXICLEAN® stain fighters, ARM & HAMMER clumping cat litter and baking soda, and ARM & HAMMER laundry detergent scent boosters.  A number of these brands realized higher than anticipated sales due to higher consumer demand due to the COVID-19 pandemic.

Condom usage has declined, as a result of a lower 18 to 24-year old population, alternate birth control options, less fear of HIV, decreased sexual activity, and increased competition, all of which have contributed to lower demand for our products in the condom category.  Due primarily to the recent social distancing requirements related to the COVID-19 pandemic, condom usage continues to decline.  As a result, the TROJAN business has experienced sales and profit declines that has eroded a portion of the excess between fair and carrying value, which could potentially result in an impairment of the tradename.  The carrying value of the TROJAN tradename is $176.4 million. As of December 31, 2019, fair value exceeded carrying value by 26%.  This indefinite-lived intangible asset is susceptible to impairment risk. While management can and has implemented strategies to address the risk, including lowering our production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.  This could result in a decline in fair value that could trigger a future impairment charge of the tradename.

Consumer Domestic income before income taxes for the second quarter of 2020 was $200.4, a $64.2 increase as compared to the second quarter of 2019.  The increase is due primarily to favorable price/mix of $40.0, volumes of $34.4 (including the impact of the pandemic), lower marketing costs of $6.2, lower manufacturing and distribution costs of $4.3, and lower interest and other expenses of $1.0., partially offset by higher SG&A costs of $21.5 (in part due to the Flawless earn-out adjustment and other costs associated with the Flawless Acquisition).  For the six-month period ended June 30, 2020, income before income taxes was $451.2, a $132.3 increase as compared to the first six months of 2019.  The increase is due primarily to volumes of $77.8 (including the impact of the pandemic), favorable price/mix of $59.9, lower marketing costs of $6.2, and lower interest and other expenses of $1.8. partially offset by higher SG&A costs of $14.3.  Higher manufacturing and distribution costs were offset by productivity programs.

Consumer International

Consumer International net sales were $187.5 in the second quarter of 2020, an increase of $0.9 or 0.5% as compared to the same period in 2019.  Consumer International net sales in the first six months of 2020 were $386.1, an increase of $12.8 or approximately 3.4% as compared to the same period in 2019.  The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer International	2020	2020
Product volumes sold	(0.7%)	2.1%
Pricing/Product mix	1.3%	1.7%
Foreign exchange rate fluctuations / Other	(3.9%)	(3.1%)
Acquired product lines (net of divestiture) (1)	3.8%	2.7%
Net Sales increase	0.5%	3.4%

(1)

Includes the Flawless Acquisition since the date of acquisition.  During the second quarter of 2019, we sold our consumer business in Brazil.  During the first quarter of 2020 we completed the sale of the PERL WEISS brand.

Excluding the impact of foreign exchange rates and the Flawless Acquisition, higher sales in the second quarter ended June 30, 2020 were driven primarily by the Global Markets Group offset by declines in Europe and Mexico.  For the six months ended June 30, 2020 higher sales were driven primarily by the Global Markets Group, Canada, and Australia, offset by a decline in Mexico.  During the first quarter of 2020, a number of brands in these regions realized higher than anticipated sales due to higher consumer demand resulting from the COVID-19 pandemic.

Consumer International income before income taxes was $23.4 in the second quarter of 2020, an increase of $6.5 compared to the same period in 2019 due primarily to lower SG&A costs of $6.3 and higher sales volumes of $3.6, partially offset by unfavorable foreign exchange rates of $1.6, unfavorable manufacturing costs of $1.0, unfavorable price/mix of $0.7, and higher marketing expenses of $0.2.  For the first six months of 2020, income before income taxes was $61.6, a $16.3 increase as compared to the same period in 2019, due primarily to lower SG&A costs of $10.6, higher sales volumes of $8.4, favorable price/mix of $2.6 and lower marketing expenses of $1.0, partially offset by unfavorable foreign exchange rates of $3.5 and unfavorable manufacturing costs of $2.6.

Specialty Products (“SPD”)

SPD net sales were $75.7 in the second quarter of 2020, an increase of $2.2 or 3.0% as compared to the same period in 2019.  SPD net sales were $151.3 for the first six months of 2020, an increase of $4.7, or 3.2% as compared to the same period in 2019.  The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - SPD	2020	2020
Product volumes sold	3.3%	5.0%
Pricing/Product mix	(0.3)%	(1.8)%
Net Sales increase	3.0%	3.2%

The net sales increase in the second quarter and the first six months of 2020 was driven by higher volumes in the animal and food production business.  The demand for our non-dairy products grew in both domestic and international markets as our prebiotic and probiotic products continued to grow in the poultry industry.  Our dairy product demand contracted in the second quarter due to a short-term decline in dairy farm profitability and the first six months of 2020 remains improved compared to the same period in 2019.  Milk prices have returned to pre-COVID-19 pandemic levels and demand from dairy customers is expected to strengthen in the second half of the year.

SPD income before income taxes was $10.2 in the second quarter of 2020, a decrease of $5.3 as compared to the same period in 2019 due primarily to higher SG&A costs of $7.4, unfavorable manufacturing costs of $0.7, and unfavorable price/product mix of $0.2, partially offset by higher volumes of $2.0 and lower interest and other expenses of $0.9.  SG&A expense in 2019 was favorably impacted by the $7.3 reduction in the fair value of the contingent liability associated with the Passport Acquisition.  SPD income before income taxes was $19.0 in the first six months of 2020, a decrease of $8.8 as compared to the same period in 2019 due to higher SG&A costs of $8.5, primarily due to the Passport liability adjustment, unfavorable manufacturing costs of $3.4, unfavorable price/product mix of $2.6 and higher marketing costs of $0.1, partially offset by higher volumes of $4.3 and lower interest and other expenses of $1.4.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the second quarter of 2020 and 2019.  The Corporate segment income before income taxes was $2.0 in the second quarter of 2020, as compared to $1.7 in the same period in 2019.  The Corporate segment income before income taxes was $3.6 for the first six months of 2020, as compared to $3.4 in the same period in 2019.

Liquidity and Capital Resources

On May 1, 2019, we amended the credit agreement (the “Credit Agreement”) that provides for our $1,000.0 unsecured revolving credit facility (the “Revolving Credit Facility”) to extend the term of the Revolving Credit Facility from March 29, 2023 to March 29, 2024.  We continue to have the ability to increase our borrowing up to an additional $600.0, subject to lender commitments and certain conditions as described in the Credit Agreement.  Borrowings under the Credit Agreement are available for general corporate purposes.

In March 2020, we borrowed $825.0 under the Revolving Credit Facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic.  The full $825.0 was repaid in May 2020. We have the ability to borrow again under the Revolving Credit Facility at any time up to the borrowing limit.

As of June 30, 2020, we had $451.7 in cash and cash equivalents, and approximately $933.0 available through the Revolving Credit Facility and our commercial paper program.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

The current economic environment presents risks that could have adverse consequences for our liquidity.  See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”) and in Item 1A of Part II of this Quarterly Report.  Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our efficient business model and the recent steps we have taken to strengthen our balance sheet positioned us to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenants in the Credit Agreement because we currently are, and anticipate that we will continue to be, in compliance with the maximum leverage ratio requirement in the Credit Agreement.

On January 31, 2020, the Board declared a 5.5% increase in the regular quarterly dividend from $0.2275 to $0.24 per share, equivalent to an annual dividend of $0.96 per share payable to stockholders of record as of February 14, 2020.  The increase raises the annual dividend payout from $224.0 to approximately $237.0.

We did not repurchase any shares of our common stock in the first six months of 2020.  As a result of our stock repurchases in recent years, there remains $210.0 of share repurchase availability under the share repurchase program approved by our Board of Directors in 2017 as of June 30, 2020.

We anticipate that our cash holdings, cash from operations, and our remaining borrowing capacity, will be sufficient to meet our spending requirements, including capital expenditures, which are expected to be approximately $100.0 in 2020, debt payments, dividends, and any share repurchase activity to the extent implemented by management. We may also fund acquisitions that will complement our existing product lines or expand our presence in international markets.  We do not have any mandatory fixed rate debt principal payments in 2020.

Cash Flow Analysis

	Six Months Ended
	June 30,	June 30,
	2020	2019
Net cash provided by operating activities	$598.6	$351.2
Net cash used in investing activities	$(26.4)	$(502.4)
Net cash used in financing activities	$(274.0)	$(67.7)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital.  Our net cash provided by operating activities in the six months ended June 30, 2020 increased by $247.4 to $598.6 as compared to $351.2 in the same period in 2019 due to higher cash earnings (net income plus non-cash expenses such as depreciation, amortization, deferred taxes, and non-cash compensation) and a reduction in working capital. The change in working capital is primarily due to the deferral of U.S. federal income tax payments from the second to the third quarter of $81.0 and higher accounts payable and accrued expenses, which in part is due to higher inventories.  We measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended June 30, 2020 and 2019:

	As of
	June 30, 2020	June 30, 2019	Change
Days of sales outstanding in accounts receivable ("DSO")	26	32	(6)
Days of inventory outstanding ("DIO")	60	60	-
Days of accounts payable outstanding ("DPO")	69	68	(1)
Cash conversion cycle	17	24	(7)

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, decreased 7 days from the prior year amount of 24 days to 17 days at June 30, 2020 due primarily to a decrease in DSO of 6 days and an increase in DPO of 1 day. The decrease in the cash conversion cycle is primarily due to lower accounts receivable from sales timing and increased receivable factoring. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2020 was $26.4, primarily reflecting $30.9 for property, plant and equipment additions, partially offset by cash proceeds of $7.0 from the sale of the PERL WEISS® toothpaste brand in Germany.  Net cash used in investing activities during the first six months of 2019 was $502.4, primarily reflecting $475.0 for the Flawless Acquisition, and $23.6 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first six months of 2020 was $274.0, reflecting $186.2 of net debt payments, $118.1 of cash dividend payments, and $14.5 for the Agro business acquisition liability settlement, partially offset by $44.9 of proceeds from stock option exercises.  Net cash used in financing activities during the first six months of 2019 was $67.7, reflecting $100.0 of repurchases of our common stock (“Common Stock”), $112.0 of cash dividend payments, partially offset by $109.8 of net debt borrowings and $37.0 of proceeds from stock option exercises.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of the COVID-19 pandemic and the Company’s response; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, tariffs, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of the Tax Cuts and Jobs Act; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products.  Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; other impacts of the COVID-19 pandemic and its impact on the Company’s operations, customers, suppliers, employees, and other constituents, and market volatility and impact on the economy (including causing recessionary conditions), resulting from global, nationwide or local or regional outbreaks or increases in infections, and the risk that the Company will not be able to successfully execute its response plans with respect to the pandemic or localized outbreaks and the corresponding uncertainty; the impact of regulatory changes or policies associated with the COVID-19 pandemic, including continuing or renewed shutdowns of retail and other businesses in various jurisdictions; the impact of the CARES Act and other governmental actions; unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs, including the actual and potential effect of tariffs on Chinese goods imposed by the United States; increased or changing regulation regarding the Company’s products in the United States and other countries where it or its suppliers operate; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

In connection with this matter, an amount has been reserved that is immaterial to the Company.  It is reasonably possible that the Company may ultimately be required to pay all or substantially all of the damages and other amounts sought by Plaintiff.

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

•

Inability to meet our retailer orders and customers’ needs due to disruptions in our manufacturing and distribution network or capacity constraints or those of our finished goods, raw materials, or transportation suppliers caused by the closure or suspension of operations due to governmental prohibitions or employees becoming infected or refusing to work. In addition, our retailers may prioritize certain categories and we may be unable to shift our production capacity to address those shifts, which could also impact our ability to meet customer demand. While many of our facilities produce essential products and have been allowed to continue to operate despite general shut-down orders by certain governmental authorities, we could face challenges in continuing to operate such facilities as a result of employee absenteeism or sickness, additional governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities or those of our suppliers.

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

•

Some of our customers, including mass merchandisers, supermarkets, drugstores, convenience stores, wholesale clubs, home stores, and dollar, pet and other specialty stores, have experienced, and may experience in the future, closures or reduced hours of or consumer capacity in their stores, declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all, and any protracted economic downturn or recession that may adversely affect our suppliers and customers and could adversely affect our sales and results of operations.  In addition, we may be unable to maintain the same level of sales and profitability if consumers shift to a higher percentage of their purchases online and we are unable to shift our sales strategies or execute on them.

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

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs.  During the second quarter of 2020 the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs. The following table contains information for shares repurchased during the second quarter of 2020, which was solely due to shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
4/1/2020 to 4/30/2020	0	$0.0	0	$210,000,000
5/1/2020 to 5/31/2020	0	0.0	0	$210,000,000
6/1/2020 to 6/30/2020	623	76.15	0	$210,000,000
Total	623	$76.15	0

ITEM 5.	OTHER INFORMATION

As previously disclosed, effective May 1, 2020, the Company’s Board of Directors approved the amendment and restatement of the Company’s Bylaws (as so amended and restated, the “Amended and Restated Bylaws”). Pursuant to the Amended and Restated Bylaws, in order to be timely, any stockholder who wishes to propose any business to be considered by the stockholders at the Company’s annual meeting, or who wants to nominate a person for election to the Board at that meeting, must provide written notice that sets forth the specified information described in the Amended and Restated Bylaws no more than 120 days and no less than 90 days prior to the first anniversary of the previous year’s annual meeting. Accordingly, any stockholder who wishes to propose any business to be considered by the stockholders at the Company’s 2021 Annual Meeting of Stockholders, other than a proposal for inclusion in the proxy statement pursuant to SEC regulations, or who wants to nominate a person for election to the Company’s Board of Directors at that meeting, other than pursuant to the Company’s “proxy access” provision, must provide a written notice that sets forth the specified information described in the Company’s Amended and Restated Bylaws concerning the proposed business or nominee, and such notice must be delivered to the Secretary at the Company’s principal executive offices, no earlier than December 31, 2020 and no later than January 30, 2021.

ITEM 6.	EXHIBITS

Exhibit Index

•	(3.1)	Amended and Restated Certificate of Incorporation of the Company.

	(3.2)	By-laws of the Company, amended and restated as of May 1, 2020, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on May 1, 2020.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	July 31, 2020	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	July 31, 2020	/s/ Steven J. Katz
STEVEN J. KATZ
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)