Form 10-Q
period 2020-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2020-10-29
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of October 27, 2020, there were 248,450,377 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	30

1A.	Risk Factors	30

2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

6.	Exhibits	33

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net Sales	$1,241.0	$1,089.4	$3,600.5	$3,213.5
Cost of sales	675.8	581.7	1,943.7	1,753.5
Gross Profit	565.2	507.7	1,656.8	1,460.0
Marketing expenses	170.9	125.2	389.6	352.4
Selling, general and administrative expenses	120.5	165.7	428.1	462.6
Income from Operations	273.8	216.8	839.1	645.0
Equity in earnings of affiliates	1.9	2.1	5.5	5.5
Investment earnings	0.0	0.3	0.4	1.0
Other income (expense), net	(0.3)	0.3	(1.1)	0.1
Interest expense	(13.9)	(18.9)	(47.0)	(55.6)
Income before Income Taxes	261.5	200.6	796.9	596.0
Income taxes	45.3	43.3	161.2	124.5
Net Income	$216.2	$157.3	$635.7	$471.5

Weighted average shares outstanding - Basic	247.7	246.8	246.5	246.4
Weighted average shares outstanding - Diluted	253.3	252.9	252.0	252.5
Net income per share - Basic	$0.87	$0.64	$2.58	$1.91
Net income per share - Diluted	$0.85	$0.62	$2.52	$1.87
Cash dividends per share	$0.24	$0.23	$0.72	$0.68

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net Income	$216.2	$157.3	$635.7	$471.5
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	6.2	(5.1)	(0.4)	(2.2)
Income (loss) from derivative agreements	1.3	(7.2)	(23.7)	(24.9)
Other comprehensive income (loss)	7.5	(12.3)	(24.1)	(27.1)
Comprehensive income	$223.7	$145.0	$611.6	$444.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$549.1	$155.7
Accounts receivable, less allowances of $4.4 and $2.4	372.8	356.4
Inventories	497.7	417.4
Other current assets	24.9	26.9
Total Current Assets	1,444.5	956.4

Property, Plant and Equipment, Net	579.5	573.0
Equity Investment in Affiliates	9.4	9.7
Trade Names and Other Intangibles, Net	2,674.1	2,750.0
Goodwill	2,078.2	2,079.5
Other Assets	291.3	288.8
Total Assets	$7,077.0	$6,657.4

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$1.6	$252.9
Accounts payable and accrued expenses	955.8	831.9
Income taxes payable	14.5	7.5
Total Current Liabilities	971.9	1,092.3

Long-term Debt	1,811.9	1,810.2
Deferred Income Taxes	599.9	579.6
Deferred and Other Long-term Liabilities	363.0	315.5
Business Acquisition Liabilities	120.0	192.0
Total Liabilities	3,866.7	3,989.6

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of September 30, 2020 and December 31, 2019	292.8	292.8
Additional paid-in capital	302.0	295.5
Retained earnings	4,695.4	4,237.4
Accumulated other comprehensive loss	(90.8)	(66.7)
Common stock in treasury, at cost: 44,477,807 shares as of September 30, 2020 and 47,439,300 shares as of December 31, 2019	(1,989.1)	(2,091.2)
Total Stockholders' Equity	3,210.3	2,667.8
Total Liabilities and Stockholders' Equity	$7,077.0	$6,657.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash Flow From Operating Activities
Net Income	$635.7	$471.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	48.4	47.9
Amortization expense	90.5	82.0
Change in fair value of business acquisition liabilities	(71.7)	9.7
Deferred income taxes	28.0	6.1
Equity in net earnings of affiliates	(5.5)	(5.5)
Distributions from unconsolidated affiliates	5.8	3.8
Non-cash compensation expense	18.7	17.7
Gain on sale of assets	(3.0)	0.0
Other	1.4	6.7
Change in assets and liabilities:
Accounts receivable	(18.1)	(41.8)
Inventories	(82.3)	(7.1)
Other current assets	(4.1)	6.5
Accounts payable and accrued expenses	140.1	1.8
Income taxes payable	13.1	14.9
Other operating assets and liabilities, net	1.2	3.3
Net Cash Provided By Operating Activities	798.2	617.5
Cash Flow From Investing Activities
Additions to property, plant and equipment	(54.6)	(39.7)
Proceeds from sale of assets	7.0	0.0
Acquisitions	0.0	(475.0)
Other	(3.6)	(4.3)
Net Cash Used In Investing Activities	(51.2)	(519.0)
Cash Flow From Financing Activities
Long-term debt borrowings	0.0	300.0
Long-term debt (repayments)	0.0	(300.0)
Short-term debt borrowings, net of (repayments)	(250.4)	72.4
Proceeds from stock options exercised	89.1	49.8
Payment of cash dividends	(177.7)	(168.2)
Purchase of treasury stock	0.0	(250.0)
Payment of business acquisition liabilities	(14.5)	0.0
Deferred financing and other	(0.2)	(2.6)
Net Cash Used In Financing Activities	(353.7)	(298.6)
Effect of exchange rate changes on cash and cash equivalents	0.1	(1.9)
Net Change In Cash and Cash Equivalents	393.4	(202.0)
Cash and Cash Equivalents at Beginning of Period	155.7	316.7
Cash and Cash Equivalents at End of Period	$549.1	$114.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash paid during the period for:
Interest (net of amounts capitalized)	$52.0	$57.4
Income taxes	$120.0	$91.3
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$15.4	$8.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2018	292.8	(46.0)	$292.8	$280.8	$3,832.6	$(53.6)	$(1,898.8)	$2,453.8
Adoption of new accounting pronouncements	0.0	0.0	0.0	0.0	13.0	0.0	0.0	13.0
Net income	0.0	0.0	0.0	0.0	175.7	0.0	0.0	175.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(5.9)	0.0	(5.9)
Cash dividends	0.0	0.0	0.0	0.0	(55.9)	0.0	0.0	(55.9)
Stock purchases	0.0	(1.5)	0.0	0.0	0.0	0.0	(100.0)	(100.0)
Stock based compensation expense and stock option plan transactions	0.0	0.7	0.0	0.5	0.0	0.0	18.1	18.6
March 31, 2019	292.8	(46.8)	$292.8	$281.3	$3,965.4	$(59.5)	$(1,980.7)	$2,499.3
Net income	0.0	0.0	0.0	0.0	138.5	0.0	0.0	138.5
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(8.9)	0.0	(8.9)
Cash dividends	0.0	0.0	0.0	0.0	(56.1)	0.0	0.0	(56.1)
Stock based compensation expense and stock option plan transactions	0.0	0.9	0.0	7.0	0.0	0.0	25.0	32.0
June 30, 2019	292.8	(45.9)	$292.8	$288.3	$4,047.8	$(68.4)	$(1,955.7)	$2,604.8
Net income	0.0	0.0	0.0	0.0	157.3	0.0	0.0	157.3
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(12.3)	0.0	(12.3)
Cash dividends	0.0	0.0	0.0	0.0	(56.2)	0.0	0.0	(56.2)
Stock purchases	0.0	(2.1)	0.0	0.0	0.0	0.0	(150.0)	(150.0)
Stock based compensation expense and stock option plan transactions	0.0	0.4	0.0	5.3	0.0	0.0	10.4	15.7
September 30, 2019	292.8	(47.6)	$292.8	$293.6	$4,148.9	$(80.7)	$(2,095.3)	$2,559.3

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2019	292.8	(47.4)	$292.8	$295.5	$4,237.4	$(66.7)	$(2,091.2)	$2,667.8
Net income	0.0	0.0	0.0	0.0	229.8	0.0	0.0	229.8
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(32.7)	0.0	(32.7)
Cash dividends	0.0	0.0	0.0	0.0	(59.0)	0.0	0.0	(59.0)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	0.2	0.0	0.0	11.7	11.9
March 31, 2020	292.8	(47.1)	$292.8	$295.7	$4,408.2	$(99.4)	$(2,079.5)	$2,817.8
Net income	0.0	0.0	0.0	0.0	189.7	0.0	0.0	189.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	1.1	0.0	1.1
Cash dividends	0.0	0.0	0.0	0.0	(59.1)	0.0	0.0	(59.1)
Stock based compensation expense and stock option plan transactions	0.0	1.2	0.0	7.1	0.0	0.0	42.2	49.3
June 30, 2020	292.8	(45.9)	$292.8	$302.8	$4,538.8	$(98.3)	$(2,037.3)	$2,998.8
Net income	0.0	0.0	0.0	0.0	216.2	0.0	0.0	216.2
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	7.5	0.0	7.5
Cash dividends	0.0	0.0	0.0	0.0	(59.6)	0.0	0.0	(59.6)
Stock based compensation expense and stock option plan transactions	0.0	1.4	0.0	(0.8)	0.0	0.0	48.2	47.4
September 30, 2020	292.8	(44.5)	$292.8	$302.0	$4,695.4	$(90.8)	$(1,989.1)	$3,210.3

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

The Company incurred research and development expenses in the third quarter of 2020 and 2019 of $27.0 and $24.5, respectively.  The Company incurred research and development expenses in the first nine months of 2020 and 2019 of $73.3 and $67.6, respectively.  These expenses are included in selling, general and administrative (“SG&A”) expenses.

2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

 In June 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance (with subsequent targeted amendments) which modifies the measurements of expected credit losses for certain financial instruments and financial assets, including trade receivables.  This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  The standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2020, the FASB issued new accounting guidance intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates.  This guidance was effective beginning on March 12, 2020, and the Company may apply the amendments prospectively to contract modifications made or relationships entered into or evaluated through December 31, 2022.  The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows in the current period.  The Company will continue to evaluate the impacts of this guidance on future contract modifications.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2020	2019
Raw materials and supplies	$108.6	$85.9
Work in process	31.6	29.0
Finished goods	357.5	302.5
Total	$497.7	$417.4

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	September 30,	December 31,
	2020	2019
Land	$28.2	$27.8
Buildings and improvements	258.7	255.4
Machinery and equipment	768.2	737.4
Software	100.4	96.7
Office equipment and other assets	82.0	76.0
Construction in progress	79.7	72.9
Gross PP&E	1,317.2	1,266.2
Less accumulated depreciation and amortization	737.7	693.2
Net PP&E	$579.5	$573.0

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Depreciation and amortization on PP&E	$16.4	$16.0	$48.4	$47.9

5.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding - basic	247.7	246.8	246.5	246.4
Dilutive effect of stock options	5.6	6.1	5.5	6.1
Weighted average common shares outstanding - diluted	253.3	252.9	252.0	252.5
Antidilutive stock options outstanding	0.0	1.4	1.5	1.4

6.	Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2019	14.0	$43.23
Granted	1.8	73.98
Exercised	(2.9)	30.21
Cancelled	(0.1)	62.17
Outstanding at September 30, 2020	12.8	$50.48	6.0	$553.2
Exercisable at September 30, 2020	7.6	$39.71	4.2	$410.2

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Intrinsic Value of Stock Options Exercised	$84.7	$15.7	$153.6	$87.6
Stock Compensation Expense Related to Stock Option Awards	$2.9	$2.7	$18.3	$17.2
Issued Stock Options	0.0	0.0	1.8	1.4
Weighted Average Fair Value of Stock Options issued (per share)	$0.0	$0.0	$12.75	$14.94
Fair Value of Stock Options Issued	$0.0	$0.0	$23.8	$21.3

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Risk-free interest rate	-	-	0.5%	2.1%
Expected life in years	-	-	7.3	7.3
Expected volatility	-	-	19.8%	17.2%
Dividend yield	-	-	1.3%	1.2%

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

The Company did not repurchase any shares of its common stock in the first nine months of 2020.  As a result of the Company’s stock repurchases in recent years, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of September 30, 2020.

8.Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 30, 2020 and December 31, 2019:

		September 30, 2020		December 31, 2019
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$352.2	$352.2	$65.3	$65.3
Financial Liabilities:
Short-term borrowings	Level 2	1.6	1.6	252.9	252.9
Term loan due May 1, 2022	Level 2	300.0	300.0	300.0	300.0
2.45% Senior notes due August 1, 2022	Level 2	299.9	310.1	299.8	302.6
2.875% Senior notes due October 1, 2022	Level 2	399.9	418.8	399.9	408.2
3.15% Senior notes due August 1, 2027	Level 2	424.7	470.0	424.7	438.9
3.95% Senior notes due August 1, 2047	Level 2	397.4	471.3	397.3	427.1
Interest Rate Swap Lock Agreement asset (liability)	Level 2	(64.8)	(64.8)	(29.5)	(29.5)
Business Acquisition Liabilities	Level 3	120.0	120.0	206.2	206.2

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the nine months ended September 30, 2020.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The business acquisition liabilities represent the estimated fair value of additional future contingent consideration payable for acquisitions of businesses that included contingent consideration clauses. The fair value of the contingent consideration is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs.  In the nine-months ended September 30, 2020, the Company decreased the fair value estimate of the contingent consideration liability for the Flawless Acquisition (as defined in Note 10) by $72.0 from $192.0 to $120.0 based on the revised valuation due to updated sales forecasts.  The $72.0 reduction of SG&A expense was recorded within the Consumer Domestic and Consumer International segments.  The Flawless Acquisition contingent consideration is expected to be paid in the first half of 2022.  The business acquisition liabilities for December 31, 2019 also included a $14.2 liability in connection with the acquisition of Agro BioSciences, Inc. on January 17, 2017 (the “Agro Acquisition”).  The Agro Acquisition contingent consideration was paid in the second quarter of 2020.  As of December 31, 2019, the Agro Acquisition liability was recorded within Accounts Payable and Accrued Expenses.

The interest rate swap lock agreements are used to hedge the risk of changes in the interest payments attributable to changes in the benchmark U.S. Dollar LIBOR interest rate associated with anticipated issuances of debt.  The liability increased by $35.3 during the first nine months of 2020 primarily due to lower current and projected interest rates and is recorded in Deferred and Other Long-term Liabilities with the offset to Accumulated Other Comprehensive Loss and Deferred Taxes.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of September 30, 2020 and December 31, 2019.
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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign exchange contracts	$226.7	$216.0
Interest rate swap lock	$300.0	$300.0
Diesel fuel contracts	4.7 gallons	4.8 gallons
Commodities contracts	99.0 pounds	81.2 pounds
Derivatives not designated as hedging instruments
Equity derivatives	$22.1	$22.1

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

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	September 30, 2020				December 31, 2019
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$1,021.0	$(254.9)	$766.1	3-20	$1,025.8	$(219.7)	$806.1
Customer Relationships	584.8	(281.9)	302.9	15-20	584.8	(255.0)	329.8
Patents/Formulas	211.4	(82.1)	129.3	4-20	211.4	(73.0)	138.4
Non-Compete Agreement	0.0	0.0	0.0	5-10	0.4	(0.4)	0.0
Total	$1,817.2	$(618.9)	$1,198.3		$1,822.4	$(548.1)	$1,274.3

Indefinite Lived Intangible Assets - Gross Carrying Amount

	September 30,	December 31,
	2020	2019
Trade Names	$1,475.8	$1,475.7

Intangible amortization expense was $24.4 and $25.2 for the third quarter of 2020 and 2019, respectively.  Intangible amortization expense amounted to $73.4 and $65.5 for the first nine months of 2020 and 2019, respectively.  The Company estimates that intangible amortization expense will be approximately $98.0 in 2020 and approximately $96.0 to $88.0 annually over the next five years.

During the first quarter of 2020, the Company sold its PERL WEISS® toothpaste brand in Germany with a tradename net book value of $2.7 and corresponding goodwill of $1.3 for cash proceeds of $7.0.  The $3.0 gain associated with this transaction was recorded as a reduction of SG&A expense in the Consumer International segment.

Fair value for indefinite lived intangible assets was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  The key assumptions used in determining fair value are sales growth, profitability margins, tax rates and discount rates. The Company determined that the fair value of all indefinite lived intangible assets for each of the years in the three-year period ended December 31, 2019 exceeded their respective carrying values based upon the forecasted cash flows and profitability. However, in recent years the Company’s TROJAN business, specifically the condom category, has not grown and competition has increased resulting in a reduction in expected future cash flows.  As a result, the TROJAN business has experienced sales and profit declines that has eroded a portion of the excess between fair and carrying value, which could potentially result in an impairment of the tradename.  The carrying value of the TROJAN tradename is $176.4. As of December 31, 2019, fair value exceeded carrying value by 26%.  Key assumptions used in the projections include discount rates of 9.5% in the U.S. and 11.5% internationally, growth assumptions of 0% to 2% and an average royalty rate of approximately 10%.  This indefinite-lived intangible asset is susceptible to impairment risk. While management can and has implemented strategies to address the risk, including lowering the Company’s production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.  This could result in a decline in fair value that could trigger a future impairment charge of the tradename.  The Company’s indefinite lived intangible impairment review is completed in the fourth quarter of each year.

The Company has continued to experience a significant increase in consumer demand for many of its products that began in March of 2020, including VITAFUSION gummy vitamins, SIMPLY SALINE and STERIMAR nasal hygiene products, A&H baking soda, and A&H cat litter and KABOOM bathroom cleaners.  On the other hand, some other personal care brands have been negatively impacted by the temporary closures of certain non-essential retailers and the reduction of consumer foot traffic at retailers from which these brands derive a significant proportion of sales.  The Company’s WATERPIK business had been negatively impacted by the temporary closure of dental offices across the United States in the first half of the year but has recently had positive sales growth as dental offices have re-opened.  The Company is monitoring the impact the pandemic and the associated governmental response is having on its customers and consumer demand, as well as the potential impact on the Company’s short and long term cash flows as it relates to its intangible asset carrying values.

In addition, the Company’s Passport Food Safety business, under pressure as a result of the COVID-19 pandemic and new competitive activities, is experiencing sales and profit declines due to closures of meat processing plants and decreased demand for its products that could result in an impairment of the associated tradename and other intangible assets. The assets have a current net book value of approximately $23.0 and are being amortized over their remaining weighted average life of 12 years.  The Company is implementing strategies to address the decline, however if unsuccessful, this decline could trigger a future impairment charge.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2019	$1,707.9	$235.6	$136.0	$2,079.5
PERL WEISS divestiture	0.0	(1.3)	0.0	(1.3)
Balance at September 30, 2020	$1,707.9	$234.3	$136.0	$2,078.2

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

A summary of the Company’s lease information is as follows:

		September 30,	December 31,
	Classification	2020	2019
Assets
Right of use assets	Other Assets	$154.9	$150.7

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$19.0	$16.4
Long-term lease liabilities	Deferred and Other Long-term Liabilities	146.5	144.0
Total lease liabilities		$165.5	$160.4

Other information
Weighted-average remaining lease term (years)		10.7	11.1
Weighted-average discount rate		4.8%	4.9%

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Statement of Income
Lease cost(1)	$6.6	$6.5	$20.0	$18.1

Other information
Leased assets obtained in exchange for new lease liabilities(2)	$2.2	$2.0	$18.7	$59.1
Cash paid for amounts included in the measurement of lease liabilities	$6.3	$6.1	$18.9	$18.2
(1)

Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item.  Short-term lease expense is excluded from this amount and is not material.  The Company also has certain variable leases which are not material.  The noncash component of lease expense for the first nine months of 2020 and 2019 was $14.4 and $13.2, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.

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

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2020	$6.0
2021	26.4
2022	24.1
2023	18.4
2024	16.7
2025 and thereafter	121.8
Total future minimum lease commitments	213.4
Less: Imputed Interest	(47.9)
Present value of lease liabilities	$165.5

13.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
Trade accounts payable	$580.8	$473.3
Accrued marketing and promotion costs	188.0	138.1
Accrued wages and related benefit costs	89.4	96.5
Other accrued current liabilities	97.6	124.0
Total	$955.8	$831.9

14.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	September 30,	December 31,
	2020	2019
Short-term borrowings
Commercial paper issuances	$0.0	$248.6
Various debt due to international banks	1.6	4.3
Total short-term borrowings	$1.6	$252.9

Long-term debt
Term loan due May 1, 2022	300.0	300.0
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	(0.1)	(0.2)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.1)	(0.1)
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.3)	(0.3)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.6)	(2.7)
Debt issuance costs, net	(10.0)	(11.5)
Net long-term debt	$1,811.9	$1,810.2

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

15.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2018	$(42.5)	$0.9	$(12.0)	$(53.6)
Other comprehensive income (loss) before reclassifications	(4.1)	0.0	(37.1)	(41.2)
Amounts reclassified to consolidated statement of income (a) (b)	1.9	0.0	3.8	5.7
Tax benefit (expense)	0.0	0.0	8.4	8.4
Other comprehensive income (loss)	(2.2)	0.0	(24.9)	(27.1)
Balance at September 30, 2019	$(44.7)	$0.9	$(36.9)	$(80.7)

Balance at December 31, 2019	$(36.8)	$0.0	$(29.9)	$(66.7)
Other comprehensive income (loss) before reclassifications	(0.4)	0.0	(36.7)	(37.1)
Amounts reclassified to consolidated statement of income (a) (b)	0.0	0.0	4.1	4.1
Tax benefit (expense)	0.0	0.0	8.9	8.9
Other comprehensive income (loss)	(0.4)	0.0	(23.7)	(24.1)
Balance at September 30, 2020	$(37.2)	$0.0	$(53.6)	$(90.8)

(a)	Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.

(b)	The Company reclassified a loss of $2.2 and a loss of $2.8 to the condensed consolidated statement of income during the three months ended September 30, 2020 and 2019, respectively.

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

b. As of September 30, 2020, the Company had commitments of approximately $284.3.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of September 30, 2020, the Company had various guarantees and letters of credit totaling $4.1.

d. In connection with the Company’s acquisition of Agro BioSciences, Inc. on January 17, 2017, the Company was obligated to pay an additional amount of up to $25.0 based on sales performance in 2019. The initial fair value of this contingent liability was $17.8, which was established in the purchase price allocation.  In April 2020, a payment of $14.5 was paid to settle the liability.

In connection with the acquisition in 2018 of Passport Food Safety Solutions, Inc. (the “Passport Acquisition”), the Company is obligated to pay an additional amount of up to $25.0 based on sales performance through 2020.  The initial fair value of this contingent liability was $7.3, which was established in the purchase price allocation.  During the second quarter of 2019, the Company recorded a reduction in fair value of the entire $7.3 Passport contingent liability based on the revised valuation due to updated sales forecasts.  The reduction was recorded in SG&A in the SPD segment.  There was no change in the contingent liability in the first nine months of 2020 and it will be reassessed at December 31, 2020.

In connection with the Flawless Acquisition, the Company is obligated to pay an additional amount of up to $425.0 based on sales performance through 2021.  The initial fair value of this contingent liability of $182.0 was established in the purchase price allocation.  During the three and nine months ended September 30, 2020 the Company reduced the fair value of the contingent liability associated with the Flawless Acquisition by $51.0 and $72.0, respectively, based on updated sales forecasts.  As a result of these adjustments and further adjustments in 2019, the fair value of this contingent liability was $120.0 as of September 30, 2020.  The change in fair value was recorded within the Consumer Domestic and Consumer International segments.  The contingent liability is remeasured at each balance sheet date until the contingency is resolved.  The liability is expected to be paid in the first half of 2022.

Legal proceedings

e. The Company was named as a defendant in a breach of contract action filed by Scantibodies Laboratory, Inc. (the “Plaintiff”) on April 1, 2014, in the U.S. District Court for the Southern District of New York.

The complaint alleged, among other things, that the Company (i) breached two agreements for the manufacture and supply of pregnancy and ovulation test kits by switching suppliers, (ii) failed to give Plaintiff the proper notice, (iii) failed to reimburse Plaintiff for costs and expenses under the agreements and (iv) misrepresented its future requirements.  The complaint sought compensatory and punitive damages in an amount in excess of $20.0, as well as declaratory relief, statutory prejudgment interest and attorneys’ fees and costs.

On September 19, 2018, the trial court granted the Company’s motion for summary judgment, dismissing all claims brought by the Plaintiff as a matter of law.  The Plaintiff appealed that decision, and the 2nd Circuit Court of Appeals reversed it in April 2020, remanding the case back to the lower court for a jury trial.  The parties thereafter resolved this dispute in the third quarter of 2020, for an amount immaterial to the Company.

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

g. In addition to the matters described above, from time to time in the ordinary course of its business the Company is the subject of, or party to, various pending or threatened legal, regulatory or governmental actions or other proceedings, including, without limitation, those relating to, intellectual property, commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance related matters.  Such proceedings are generally subject to considerable uncertainty and their outcomes, and any related damages, may not be reasonably predictable or estimable.   Any such proceedings could result in an adverse outcome on the Company’s business, financial condition, results of operations or cash flows.

17.Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Purchases by Company	$10.7	$10.5	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.7	$0.9
Outstanding Accounts Receivable	$0.3	$0.3	$0.7	$0.7
Outstanding Accounts Payable	$1.4	$1.2	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.6	$1.9	$1.6	$1.6

(1)	Billed by the Company and recorded as a reduction of SG&A expenses.
18.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of September 30, 2020, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively.  The Company’s equity in earnings of Armand and ArmaKleen, totaling $1.9 and $2.1 for the three months ended September 30, 2020 and 2019, respectively, and $5.5 and $5.5 for the nine months ended September 30, 2020 and 2019, respectively, are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2020	$954.6	$213.6	$72.8	$0.0	$1,241.0
Third Quarter 2019	827.6	186.4	75.4	0.0	1,089.4
First Nine Months of 2020	$2,776.7	$599.7	$224.1	$0.0	$3,600.5
First Nine Months of 2019	2,431.8	559.7	222.0	0.0	3,213.5

Income before Income Taxes(2)
Third Quarter 2020	$220.6	$32.4	$6.6	$1.9	$261.5
Third Quarter 2019	165.9	22.1	10.5	2.1	200.6
First Nine Months of 2020	$671.8	$94.0	$25.6	$5.5	$796.9
First Nine Months of 2019	484.8	67.4	38.3	5.5	596.0

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.3 and $2.8 for the three months ended September 30, 2020 and September 30, 2019, respectively, and were $9.1 and $7.5 for the nine months ended September 30, 2020 and September 30, 2019, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Household Products	$501.4	$463.5	$1,540.4	$1,371.1
Personal Care Products	453.2	364.1	1,236.3	1,060.7
Total Consumer Domestic	954.6	827.6	2,776.7	2,431.8
Total Consumer International	213.6	186.4	599.7	559.7
Total SPD	72.8	75.4	224.1	222.0
Total Consolidated Net Sales	$1,241.0	$1,089.4	$3,600.5	$3,213.5

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

COVID-19 Disclosure

The COVID-19 pandemic is positively impacting certain of our businesses, while negatively impacting the short-term results of certain others. We have continued to experience a significant increase in consumer demand for many of our products that began in March of 2020, including VITAFUSION gummy vitamins, Simply Saline and Sterimar nasal hygiene products, A&H baking soda, and A&H cat litter and Kaboom bathroom cleaners. On the other hand, some other personal care brands have been negatively impacted by the temporary closures of certain non-essential retailers and the reduction of consumer foot traffic at retailers from which these brands derive a significant proportion of sales.  Our WaterPik business had been negatively impacted by the temporary closure of dental offices across the United States in the first half of the year but has recently had positive sales growth as dental offices have re-opened.  Looking forward, we may experience significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things, the temporary or prolonged inability of consumers to purchase our products due to illness, quarantine or other travel or gathering restrictions, store closures, unemployment or other financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling or similar pantry-loading or unloading activity.

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

PERL WEISS Transaction

During the first quarter of 2020, we sold our PERL WEISS® toothpaste brand in Germany with a net book value of $4.0 for cash proceeds of $7.0.  The $3.0 gain associated with this transaction was recorded as a reduction of selling, general & administrative (“SG&A”) expense in the Consumer International segment.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	September 30, 2020	Prior Year	September 30, 2019
Net Sales	$1,241.0	13.9%	$1,089.4
Gross Profit	$565.2	11.3%	$507.7
Gross Margin	45.5%	-110 basis points	46.6%
Marketing Expenses	$170.9	36.5%	$125.2
Percent of Net Sales	13.8%	+230 basis points	11.5%
Selling, General & Administrative Expenses	$120.5	-27.3%	$165.7
Percent of Net Sales	9.7%	-550 basis points	15.2%
Income from Operations	$273.8	26.3%	$216.8
Operating Margin	22.0%	+210 basis points	19.9%
Net income per share - Diluted	$0.85	37.1%	$0.62

	Nine Months Ended	Change vs.	Nine Months Ended
	September 30, 2020	Prior Year	September 30, 2019
Net Sales	$3,600.5	12.0%	$3,213.5
Gross Profit	$1,656.8	13.5%	$1,460.0
Gross Margin	46.0%	+60 basis points	45.4%
Marketing Expenses	$389.6	10.6%	$352.4
Percent of Net Sales	10.8%	-10 basis points	10.9%
Selling, General & Administrative Expenses	$428.1	-7.5%	$462.6
Percent of Net Sales	11.9%	-250 basis points	14.4%
Income from Operations	$839.1	30.1%	$645.0
Operating Margin	23.3%	+320 basis points	20.1%
Net income per share - Diluted	$2.52	34.8%	$1.87

Diluted Net Income per share was $0.85 in the third quarter of 2020 as compared to $0.62 in the third quarter of 2019.  Diluted Net Income per share was $2.52 in the first nine months of 2020 as compared to $1.87 in the same period in 2019.

During the third quarter of 2020 we decreased the fair value of our contingent liability associated with the 2019 acquisition of the FLAWLESS hair removal business (the “Flawless Acquisition”) from Ideavillage Products Corporation by $51.0 ($38.2 after tax or $0.15 diluted per share), for a total net reduction of $72.0 ($54.0 after tax or $0.21 diluted per share) for the nine months ended September 30, 2020 based on updated sales forecasts.

During the first quarter of 2020, we completed the sale of the PERL WEISS® toothpaste brand in Germany which resulted in a gain of $3.0 ($2.2 after tax or $0.01 diluted per share) recorded in SG&A expense.

During the third quarter of 2019 we increased the fair value of our contingent liability associated with the Flawless Acquisition by $12.0 ($9.0 after tax or $0.04 diluted per share), for a total increase of $17.0 ($12.7 after tax or $0.05 diluted per share) for the nine months ended September 30, 2019 based on updated sales forecasts.  During the second quarter of 2019 we reversed the full contingent liability associated with the acquisition of Passport Food and Safety Solutions, Inc. (“Passport,” and the acquisition, the “Passport Acquisition”) resulting in lower expense of $7.3 ($5.5 after tax or $0.02 diluted per share) for the nine months ended September 30, 2019, based on updated sales forecasts.  These contingent liability adjustments were recorded in SG&A expense.

During the second quarter of 2019, we decided to sell and subsequently sold our consumer business in Brazil and recorded a pre- and post- tax charge of $7.6 ($0.03 diluted per share) in selling and general administrative expenses for the nine months ended September 30, 2019.

Net Sales

Net sales for the quarter ended September 30, 2020 were $1,241.0, an increase of $151.6 or 13.9% as compared to the same period in 2019.  Net sales for the nine months ended September 30, 2020 were $3,600.5, an increase of $387.0 or 12.0% over the comparable nine month period of 2019.  The components of the net sales increase are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consolidated	2020	2020
Product volumes sold	10.2%	7.3%
Pricing/Product mix	(0.3)%	1.9%
Foreign exchange rate fluctuations	0.2%	(0.3)%
Acquired product lines (net of divestiture) (1)	3.8%	3.1%
Net Sales increase	13.9%	12.0%

(1)

On May 1, 2019, we completed the Flawless Acquisition.  The results of this acquisition are included in our results since the date of acquisition.  During the first quarter of 2020 we completed the sale of the PERL WEISS brand.

For the three months ended September 30, 2020, the volume change reflects increased product sales in the Consumer Domestic and Consumer International segments, with volume declines in the Specialty Products (“SPD”) segment.  For the nine months ended September 30, 2020, the volume change primarily reflects increased product sales in all three of our segments. For the three months ended September 30, 2020, price/mix was unfavorable in the Consumer Domestic and Consumer International segments, but was partially offset by favorable price/mix in the SPD segment.  For the nine months ended September 30, 2020, price/mix was favorable in the Consumer Domestic and Consumer International segments, but was partially offset by unfavorable price/mix in the SPD segment.

Gross Profit / Gross Margin

Our gross profit was $565.2 for the three months ended September 30, 2020, a $57.5 increase as compared to the same period in 2019.  Gross margin decreased 110 basis points (“bps”) in the third quarter of 2020 compared to the same period in 2019, due to higher manufacturing costs of 150 bps, primarily due to costs associated with the COVID-19 pandemic, higher costs of 110 bps as a result of the 2019 third quarter Tier 2 tariff recovery benefit, the impact of margins on acquired businesses of 90 bps, and higher commodity and transportation costs of 20 bps, partially offset by productivity programs of 160 bps and favorable price/volume mix of 100 bps (primarily due to a reduction in trade promotion and coupons to reduce retail depletion of inventories).  Gross profit was $1,656.8 for the nine months ended September 30, 2020, a $196.8 increase compared to the same period in 2019.  Gross margin increased 60 bps in the first nine months of 2020 compared to the same period in 2019, due to favorable price/volume mix of 160 bps (primarily due to a reduction in trade promotion and coupons to reduce retail depletion of inventories), productivity programs of 140 bps, partially offset by higher manufacturing cost increases of 200 bps (including costs of approximately 80 bps associated with the COVID-19 pandemic), the impact of margins on acquired businesses of 30 bps and unfavorable foreign exchange rates of 10 bps.

Operating Expenses

Marketing expenses for the three months ended September 30, 2020 were $170.9, an increase of $45.7 or 36.5% as compared to the same period in 2019. Marketing expenses as a percentage of net sales in the third quarter of 2020 increased by 230 bps to 13.8% as compared to 11.5% in the same period in 2019 due to 370 bps on higher expense partially offset by 140 bps of leverage on higher net sales.  Marketing expenses for the nine months ended September 30, 2020 were $389.6, an increase of $37.2 or 10.6% as compared to the same period in 2019. Marketing expenses as a percentage of net sales for the first nine months of 2020 decreased by 10 bps to 10.8% as compared to 10.9% in the same period in 2019 due to 110 bps of leverage on higher net sales partially offset by 100 bps on higher expenses.  The higher marketing expenses is due to investments behind new product launches, consumer research and digital advertising.

SG&A expenses were $120.5 in the third quarter of 2020, a decrease of $45.2 or 27.3% as compared to the same period in 2019. SG&A as a percentage of net sales decreased 550 bps to 9.7% in the third quarter of 2020 as compared to 15.2% in the same period in 2019.  The decrease is due to 360 bps of lower expenses and 190 bps of leverage associated with higher sales.  The lower expenses for the three-month period ended September 30, 2020 is primarily due to a decrease of the FLAWLESS contingent consideration liability by $51.0, partially offset by higher information system, research and development (“R&D”) and selling costs. SG&A expenses for the first nine months of 2020 were $428.1, a decrease of $34.5 or 7.5% as compared to the same period in 2019.  SG&A as a percentage of net sales decreased 250 bps to 11.9% in the first nine months of 2020 compared to 14.4% in 2019 due to 150 bps of leverage associated with higher sales and 100 bps on lower expenses.  The lower expenses for the nine-month period ended September 30, 2020 is primarily due to the reduction of the Flawless contingent consideration liability by $72.0, the reduction of expenses related to the 2019 charge associated with selling our consumer business in Brazil of $7.6, and the $3.0 gain associated with the sale of PERL WEISS, partially offset by higher amortization expense related to the Flawless Acquisition, and higher compensation, information system, R&D and selling costs.

Other (income) expense, net was nominal for the three and nine months ended September 30, 2020 and 2019.

Interest expense for the three and nine months ended September 30, 2020 decreased $5.0 and $8.6 respectively, as compared to the same period in 2019, primarily due to the repayment of the $300.0 2.45% Senior Notes that matured in the fourth quarter of 2019 and lower interest rates.

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2020 was 17.3% and 20.2% respectively, compared to 21.6% and 20.9% in the same periods in 2019.   The decrease in the tax rate for both periods is primarily due to a higher tax benefit related to stock option exercises.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of September 30, 2020, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively.  Our equity in earnings of Armand and ArmaKleen, totaling $1.9 and $2.1 for the three months ended September 30, 2020 and 2019, respectively, and $5.5 and $5.5 for the nine months ended September 30, 2020 and 2019, respectively, are included in the Corporate segment.   Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and nine months ended September 30, 2020 and September 30, 2019 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate	Total
Net Sales(1)
Third Quarter 2020	$954.6	$213.6	$72.8	$0.0	$1,241.0
Third Quarter 2019	827.6	186.4	75.4	0.0	1,089.4
First Nine Months of 2020	$2,776.7	$599.7	$224.1	$0.0	$3,600.5
First Nine Months of 2019	2,431.8	559.7	222.0	0.0	3,213.5

Income before Income Taxes(2)
Third Quarter 2020	$220.6	$32.4	$6.6	$1.9	$261.5
Third Quarter 2019	165.9	22.1	10.5	2.1	200.6
First Nine Months of 2020	$671.8	$94.0	$25.6	$5.5	$796.9
First Nine Months of 2019	484.8	67.4	38.3	5.5	596.0
(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.3 and $2.8 for the three months ended September 30, 2020 and September 30, 2019, respectively, and were $9.1 and $7.5 for the nine months ended September 30, 2020 and September 30, 2019, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Household Products	$501.4	$463.5	$1,540.4	$1,371.1
Personal Care Products	453.2	364.1	1,236.3	1,060.7
Total Consumer Domestic	954.6	827.6	2,776.7	2,431.8
Total Consumer International	213.6	186.4	599.7	559.7
Total SPD	72.8	75.4	224.1	222.0
Total Consolidated Net Sales	$1,241.0	$1,089.4	$3,600.5	$3,213.5

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2020 were $954.6, an increase of $127.0 or 15.3% as compared to the same period in 2019.  Consumer Domestic net sales for the nine months ended September 30, 2020 were $2,776.7 an increase of $344.9 or 14.2% as compared to the same period in 2019.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer Domestic	2020	2020
Product volumes sold	11.1%	8.2%
Pricing/Product mix	(0.4%)	2.3%
Acquired product lines (1)	4.6%	3.7%
Net Sales increase	15.3%	14.2%

(1)	Includes the Flawless Acquisition since the date of acquisition.

The increase in net sales for the three months ended September 30, 2020, reflects the impact of the Flawless Acquisition, higher sales of VITAFUSION and L’IL CRITTERS gummy vitamins, WaterPik Oral Care, ARM & HAMMER liquid laundry detergent, OXICLEAN® stain fighters, KABOOM bathroom cleaners, ARM & HAMMER clumping cat litter and baking soda, and FIRST RESPONSE® diagnostic kits.  The increase in net sales for the nine-month period ending September 30, 2020, reflects the impact of the Flawless Acquisition, higher sales of VITAFUSION and L’IL CRITTERS gummy vitamins, ARM & HAMMER liquid laundry detergent, ARM & HAMMER clumping cat litter and baking soda, OXICLEAN® stain fighters, KABOOM bathroom cleaners, and ARM & HAMMER laundry detergent scent boosters.  A number of these brands realized higher than anticipated sales due to higher consumer demand due to the COVID-19 pandemic.

Condom usage has declined, as a result of a lower 18 to 24-year old population, alternate birth control options, less fear of HIV, decreased sexual activity, and increased competition, all of which have contributed to lower demand for our products in the condom category.  Due primarily to the recent social distancing requirements related to the COVID-19 pandemic, condom usage continues to decline.  As a result, the TROJAN business has experienced sales and profit declines that has eroded a portion of the excess between fair and carrying value, which could potentially result in an impairment of the tradename.  The carrying value of the TROJAN tradename is $176.4. As of December 31, 2019, fair value exceeded carrying value by 26%.  This indefinite-lived intangible asset is susceptible to impairment risk. While management can and has implemented strategies to address the risk, including lowering our production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.  This could result in a decline in fair value that could trigger a future impairment charge of the tradename.

Consumer Domestic income before income taxes for the third quarter of 2020 was $220.6, a $54.7 increase as compared to the third quarter of 2019.  The increase is due primarily to higher volumes of $67.6 (including the impact of the pandemic), lower SG&A costs of $36.5 (due to the Flawless contingent consideration adjustment), and lower interest and other expenses of $4.3, partially offset by higher marketing costs of $37.2, higher manufacturing and distribution costs of $10.8 and unfavorable price/mix of $5.5.  For the nine-month period ended September 30, 2020, income before income taxes was $671.8, a $187.0 increase as compared to the first nine months of 2019.  The increase is due primarily to volumes of $145.5 (including the impact of the pandemic), favorable price/mix of $54.6, lower SG&A costs of $22.2 (due to the Flawless contingent consideration adjustment), and lower interest and other expenses of $6.1, partially offset by higher marketing costs of $31.0 and higher manufacturing and distribution costs of $9.5.

Consumer International

Consumer International net sales were $213.6 in the third quarter of 2020, an increase of $27.2 or 14.6% as compared to the same period in 2019.  Consumer International net sales in the first nine months of 2020 were $599.7, an increase of $40.0 or approximately 7.1% as compared to the same period in 2019.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer International	2020	2020
Product volumes sold	11.7%	5.3%
Pricing/Product mix	(0.1%)	1.1%
Foreign exchange rate fluctuations / Other	1.4%	(1.6)%
Acquired product lines (net of divestiture) (1)	1.6%	2.3%
Net Sales increase	14.6%	7.1%

(1)

Includes the Flawless Acquisition since the date of acquisition.  During the second quarter of 2019, we sold our consumer business in Brazil.  During the first quarter of 2020 we completed the sale of the PERL WEISS brand.

Excluding the impact of foreign exchange rates and the Flawless Acquisition, higher sales in the third quarter ended September 30, 2020 were driven primarily by the Global Markets Group and Canada.  For the nine months ended September 30, 2020 higher sales were driven primarily by the Global Markets Group, Canada, and Australia, offset by a decline in UK and Mexico.  For the three and nine months ended September 30, 2020, a number of brands in these regions realized higher than anticipated sales due to higher consumer demand resulting from the COVID-19 pandemic.

Consumer International income before income taxes was $32.4 in the third quarter of 2020, an increase of $10.3 compared to the same period in 2019 due primarily to higher sales volumes of $12.1 and lower SG&A costs of $8.8 (due to the Flawless contingent consideration adjustment) and favorable foreign exchange rates of $0.4, partially offset by higher marketing expenses of $7.6, unfavorable price/mix of $2.6, and unfavorable manufacturing costs of $0.5.  For the first nine months of 2020, income before income taxes was $94.0, a $26.6 increase as compared to the same period in 2019, due primarily to higher sales volumes of $20.6 and lower SG&A costs of $19.5 (due to the Flawless contingent consideration adjustment), partially offset by higher marketing expenses of $6.5 unfavorable foreign exchange rates of $3.2 and unfavorable manufacturing costs of $3.2.

Specialty Products (“SPD”)

SPD net sales were $72.8 in the third quarter of 2020, a decrease of $2.6 or 3.4% as compared to the same period in 2019.  SPD net sales were $224.1 for the first nine months of 2020, an increase of $2.1, or 0.9% as compared to the same period in 2019.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - SPD	2020	2020
Product volumes sold	(3.8)%	2.0%
Pricing/Product mix	0.4%	(1.1)%
Net Sales (decrease) increase	(3.4)%	0.9%

For the first nine months of 2020, both dairy and non-dairy segments of the animal and food production business had higher volumes than the same period in 2019.  The third quarter experienced a slowdown in sales volume for the non-dairy segment of the animal and food production business, as well as in the bulk sodium bicarbonate business.  Overall demand for these segments in the third quarter has been impacted by factors relating to the COVID-19 pandemic.  As it relates to the dairy segment, milk prices and USA dairy farm profitability have returned to pre-COVID-19 pandemic levels and demand from dairy customers is expected to improve during the remainder of the year.

  SPD income before income taxes was $6.6 in the third quarter of 2020, a decrease of $3.9 as compared to the same period in 2019, due primarily to higher SG&A costs of $2.8, unfavorable manufacturing costs of $0.9, and volumes of $0.9, partially offset by lower interest and other expenses of $0.5, favorable price/product mix of $0.3 and lower marketing expenses of $0.1.  SG&A expense in 2019 was favorably impacted by the $7.3 reduction in the fair value of the contingent liability associated with the Passport Acquisition.  SPD income before income taxes was $25.6 in the first nine months of 2020, a decrease of $12.7 as compared to the same period in 2019, due to higher SG&A costs of $11.3, primarily due to the Passport liability adjustment, unfavorable manufacturing costs of $4.3, unfavorable price/product mix of $2.3 and higher marketing costs of $0.1, partially offset by higher volumes of $3.4 and lower interest and other expenses of $1.9.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the third quarter of 2020 and 2019.  The Corporate segment income before income taxes was $1.9 in the third quarter of 2020, as compared to $2.1 in the same period in 2019.  The Corporate segment income before income taxes was $5.5 for the first nine months of 2020, as compared to $5.5 in the same period in 2019.

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

As of September 30, 2020, we had $549.1 in cash and cash equivalents, and approximately $997.0 available through the Revolving Credit Facility and our commercial paper program.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

The current economic environment presents risks that could have adverse consequences for our liquidity.  See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”) and the risk factors included in Item 1A of Part II of this Quarterly Report.  Although there is uncertainty related to the impact of the COVID-19 pandemic on our future results, we believe our efficient business model and strong balance sheet position us to manage our business through this crisis. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenants in the Credit Agreement.  As of September 30, 2020, we are in compliance with the maximum leverage ratio requirement in the Credit Agreement.

On January 31, 2020, the Board declared a 5.5% increase in the regular quarterly dividend from $0.2275 to $0.24 per share, equivalent to an annual dividend of $0.96 per share payable to stockholders of record as of February 14, 2020.  The increase raises the annual dividend payout from $224.0 to approximately $237.0.

We did not repurchase any shares of our common stock in the first nine months of 2020.  As of September 30, 2020, a total of $210.0 remains available under the share repurchase program approved by our Board of Directors in 2017.  The Company may, at any time and without further notice, resume stock repurchases in the future.

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

Cash Flow Analysis

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Net cash provided by operating activities	$798.2	$617.5
Net cash used in investing activities	$(51.2)	$(519.0)
Net cash used in financing activities	$(353.7)	$(298.6)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital.  Our net cash provided by operating activities in the nine months ended September 30, 2020 increased by $180.7 to $798.2 as compared to $617.5 in the same period in 2019 due to higher cash earnings (net income adjusted for non-cash items such as depreciation, amortization, non-cash compensation and changes in business acquisition liabilities and deferred taxes) and an improvement in working capital. The change in working capital is primarily due to higher accounts payable and accrued expenses, which in part is due to higher inventories to support sales growth.  We measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended September 30, 2020 and 2019:

	As of
	September 30, 2020	September 30, 2019	Change
Days of sales outstanding in accounts receivable ("DSO")	26	32	(6)
Days of inventory outstanding ("DIO")	64	60	4
Days of accounts payable outstanding ("DPO")	74	69	(5)
Cash conversion cycle	16	23	(7)

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, decreased 7 days from the prior year amount of 23 days to 16 days at September 30, 2020 due primarily to a decrease in DSO of 6 days and an increase in DPO of 5 days, offset by an increase in DIO of 4 days. The decrease in the cash conversion cycle is primarily due to lower average outstanding accounts receivable resulting from an increase in receivable factoring. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2020 was $51.2, primarily reflecting $54.6 for property, plant and equipment additions, partially offset by cash proceeds of $7.0 from the sale of the PERL WEISS® toothpaste brand in Germany.  Net cash used in investing activities during the first nine months of 2019 was $519.0, primarily reflecting $475.0 for the Flawless Acquisition, and $39.7 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first nine months of 2020 was $353.7, reflecting $250.4 of net debt payments, $177.7 of cash dividend payments, and $14.5 for the Agro business acquisition liability settlement, partially offset by $89.1 of proceeds from stock option exercises.  Net cash used in financing activities during the first nine months of 2019 was $298.6, reflecting $250.0 of repurchases of our common stock (“Common Stock”), $168.2 of cash dividend payments, partially offset by $72.4 of net debt borrowings and $49.8 of proceeds from stock option exercises.

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

The complaint alleged, among other things, that the Company (i) breached two agreements for the manufacture and supply of pregnancy and ovulation test kits by switching suppliers, (ii) failed to give Plaintiff the proper notice, (iii) failed to reimburse Plaintiff for costs and expenses under the agreements and (iv) misrepresented its future requirements.  The complaint sought compensatory and punitive damages in an amount in excess of $20.0 million, as well as declaratory relief, statutory prejudgment interest and attorneys’ fees and costs.

On September 19, 2018, the trial court granted the Company’s motion for summary judgment, dismissing all claims brought by the Plaintiff as a matter of law.  The Plaintiff appealed that decision, and the 2nd Circuit Court of Appeals reversed it in April 2020, remanding the case back to the lower court for a jury trial.  The parties thereafter resolved this dispute in the third quarter of 2020, for an amount immaterial to the Company.

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

Our business and financial results have been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the coronavirus (COVID-19) pandemic, such as negative impact on the global and U.S. domestic economy, significant unemployment, market volatility, reduced travel or recommendations or mandates from governmental authorities to avoid various sized gatherings, close facilities, suspend operations, or to self-quarantine. These impacts include, but are not limited to:

•

Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary or prolonged inability of consumers to purchase our products due to illness, quarantine or other travel or gathering restrictions, store closures, unemployment or other financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling or similar pantry-loading or unloading activity. In addition, some of our personal care brands have been impacted by reduced demand for discretionary consumable products by consumers due the impact of the pandemic, including increased unemployment and concerns about the economy. Continuing recessionary economic conditions, including after the direct impact of the pandemic has subsided, may continue to impact consumer demand for certain of our products and put downward pressure on product prices.  Some of our retail customers have been forced to shut down or reduce their hours, which has impacted and may continue to impact their orders. If these impacts are prolonged, they can further increase the difficulty of planning for operations and may adversely impact our results.

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

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs.  During the third quarter of 2020 the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs.  The following table contains information for shares repurchased during the third quarter of 2020, which was solely due to shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
7/1/2020 to 7/31/2020	545	$85.87	0	$210,000,000
8/1/2020 to 8/31/2020	0	0.0	0	$210,000,000
9/1/2020 to 9/30/2020	555	92.89	0	$210,000,000
Total	1,100	$89.41	0

ITEM 6.	EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020.

	(3.2)	By-laws of the Company, amended and restated as of May 1, 2020, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on May 1, 2020.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	October 29, 2020	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	October 29, 2020	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)