Form 10-K
period 2020-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2021-02-18
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $18.4 billion.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the common stock (the “Common Stock”) of Church & Dwight Co., Inc. (the “Company”).  The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2020.

As of February 15, 2021, there were 245,073,576 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2021 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10‑K (this “Annual Report”).

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of the COVID-19 pandemic and the Company’s response; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, tariffs, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms.  These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; other impacts of the COVID-19 pandemic and its impact on the Company’s operations, customers, suppliers, employees, and other constituents, and market volatility and impact on the economy (including causing recessionary conditions), resulting from global, nationwide or local or regional outbreaks or increases in infections, and the risk that the Company will not be able to successfully execute its response plans with respect to the pandemic or localized outbreaks and the corresponding uncertainty; the impact of regulatory changes or policies associated with the COVID-19 pandemic, including continuing or renewed shutdowns of retail and other businesses in various jurisdictions; the impact of the CARES Act and other governmental actions; the impact of continued shifts in consumer behavior, including accelerating shifts to online shopping; unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs, including the actual and potential effect of tariffs on Chinese goods imposed by the United States; increased or changing regulation regarding the Company’s products in the United States and other countries where it or its suppliers operate; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

TABLE OF CONTENTS

PART I

PART II

PART III

10.	Directors, Executive Officers and Corporate Governance	84
11.	Executive Compensation	84
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84
13.	Certain Relationships and Related Transactions, and Director Independence	84
14.	Principal Accounting Fees and Services	84
	PART IV
15.	Exhibits, Financial Statement Schedule	85

PART I

ITEM 1.	BUSINESS

OVERVIEW OF BUSINESS

We were founded in 1846 and incorporated in Delaware in 1925.  We develop, manufacture and market a broad range of consumer household and personal care products and specialty products focused on animal and food production, chemicals and cleaners. Our consumer products marketing efforts are focused principally on our 13 “power brands.” These well-recognized brand names include ARM & HAMMER® baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda based products; TROJAN® condoms, lubricants and vibrators; OXICLEAN® stain removers, cleaning solutions, laundry detergents and bleach alternatives; SPINBRUSH® battery-operated toothbrushes; FIRST RESPONSE® home pregnancy and ovulation test kits; NAIR® depilatories; ORAJEL® oral analgesic; XTRA® laundry detergent; L’IL CRITTERS® and VITAFUSION® gummy dietary supplements for children and adults, respectively; BATISTE® dry shampoo; WATERPIK® water flossers and showerheads, FLAWLESS® products and ZICAM® cold remedy products.

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

Sustainability and Environmental, Social and Governance (“ESG”)

We believe that sustainable operations are both financially and operationally beneficial to our business, and critical to the health of the communities in which we operate. Accordingly, each year we publish a Sustainability Report that discloses our business and corporate responsibility commitments by detailing our environmental, social and governance performance, including our metrics and targets and other key components of our sustainability platform. Our 2019 Sustainability Report is available on our web site at https://churchdwight.com/responsibility/sustainability-reports.aspx, and our 2020 Sustainability Report will be available in April 2021 (the “2020 Sustainability Report” and together with the 2019 Sustainability Report, the “Sustainability Reports”).   References to our Sustainability Reports are for informational purposes only and neither the Sustainability Reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.  See pages 11-12 in this Item 1 of this Annual Report under “Employees and Human Capital” for a discussion of our human capital management.

Our operations are subject to federal, state, local and foreign laws, rules and regulations relating to environmental concerns, including air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of our employees. We endeavor to take actions necessary to comply with such regulations. These steps include periodic environmental and health and safety audits of our facilities. The audits, conducted by independent firms with expertise in environmental, health and safety compliance, include site visits at each location, as well as, a review of documentary information, to determine compliance with such federal, state, local and foreign laws, rules and regulations. However, our environmental priorities extend beyond our compliance efforts.

Our global sustainability platform is one of our leadership strategies, which we have derived from our heritage and organizational values. The following six pillars are the core focus of our sustainability efforts, and are identified with their corresponding primary ESG priorities:

•	Our Brands: Delight consumers with our brands and contribute towards a more sustainable world (Environmental and Social).
•	Products: Provide safe and effective products for consumers and the environment (Environmental and Social).
•	Packaging: Utilize consumer friendly and environmentally responsible packaging (Environmental).
•	Employees and Communities: Embrace the principles of diversity, equity and inclusion and good corporate citizenship and social responsibility within the communities we can impact (Social).
•	Responsible Sourcing: Improve our suppliers’ environmental, labor, health & safety and ethical practices (Environmental and Social).
•

Environment: Minimize environmental impact of our global operations, with a focus on increased renewable energy usage, reduced water consumption, greenhouse gas emissions and solid waste to landfills (Environmental).

Our governance focus includes the processes, resources and systems in support of our sustainability and ESG efforts, as well as our corporate governance, which is separate from our sustainability program, all as will be described in our Proxy Statement for our upcoming Annual Meeting of Stockholders under the caption “Sustainability and ESG” and in our 2020 Sustainability Report.   Our Corporate Issues Council (the “Council”), comprised of senior executives representing all of our key functional areas, guides the integration of sustainability with all parts of our business and drives continuous improvement in our sustainability approach and performance. The Council takes the lead in defining and implementing our sustainability strategies across the six pillars of our global sustainability program. Our Board of Directors, acting principally through its Governance & Nominating Committee, oversees our sustainability and ESG efforts, with that Committee and the Compensation & Organization and Audit Committees each focusing on specified areas of sustainability and ESG. Our Independent Lead Director is responsible for ensuring that stockholder sustainability requests, recommendations and proposals are evaluated by the Governance & Nominating Committee, additional committees within the Board as appropriate, and then by the Board of Directors, if needed.

In 2020, our continued progress in key areas of sustainability earned recognition from various third parties, Newsweek’s America’s Most Responsible Companies Top 100 List, the EPA’s Green Power Partnership Top 100 list, and the FTSE4Good Index Series, among others.

We use the standards and guidelines of the Global Reporting Initiative, Sustainability Accounting Standards Board industry specific standards and the Task Force on Climate-related Financial Disclosures to inform our sustainability and ESG disclosures included in this Annual Report, our Proxy Statement and our Sustainability Reports.  The “materiality” thresholds in those standards and guidelines may differ from the concept of “materiality” for purposes of the federal securities laws and disclosures required by the Commission’s rules in this Annual Report.  Moreover, the inclusion of sustainability and ESG disclosures in this Annual Report and in our other filings with the Commission does not necessarily imply that we consider them to be material for purposes of the federal securities laws or the Commission’s rules and regulations governing such disclosure.

FINANCIAL INFORMATION ABOUT SEGMENTS AND PRINCIPAL PRODUCTS

As discussed in more detail below, we operate in three principal segments: Consumer Domestic, Consumer International, and our Specialty Products Division (“SPD”). Refer to Note 17 to the consolidated financial statements included in this Annual Report and the discussion in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information concerning the results of each of our segments.

All domestic brand “rankings” contained in this Annual Report are based on dollar share rankings from ACNielsen AOC (All Outlets Combined) for the 52 weeks ended December 31, 2020. Foreign brand “rankings” are derived from several sources.

Recent Acquisitions

On December 1, 2020, we acquired all of the outstanding equity of Consumer Health Holdco LLC, the owner of the ZICAM® brand and cold remedy products business (the “Zicam Acquisition”).  We paid $512.7, net of cash acquired, at closing and deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller.  The additional amount is payable five years from the closing.  Zicam’s annual net sales for the year ended December 31, 2020 were approximately $107.0.  The acquisition was financed by us with a combination of cash on hand and short-term borrowings.  The ZICAM business is managed in the Consumer Domestic segment.

Consumer Domestic

Our founders first marketed sodium bicarbonate, otherwise known as baking soda, in 1846 for use in home baking. Today, this product has a wide variety of uses in the home, including as a refrigerator and freezer deodorizer, scratch-free cleaner and deodorizer for kitchen surfaces and cooking appliances, bath additive, dentifrice, cat litter deodorizer and swimming pool pH stabilizer. We specialize in baking soda-based products, as well as other products which use the same raw materials or technology or which are sold in the same markets.  Our Consumer Domestic segment includes each of our 13 power brands, as well as other well-known brands and household and personal care products.  We divide the Consumer Domestic segment into household and personal care product groups.

Household Products

In 2020, household products constituted approximately 54% of our Consumer Domestic sales and approximately 42% of our consolidated net sales.

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

Personal Care Products

In 2020, personal care products constituted approximately 46% of our Consumer Domestic sales and approximately 35% of our consolidated net sales.

Our personal care business was founded on the unique strengths of our ARM & HAMMER trademark and baking soda technology. We have expanded our personal care business through the acquisition of antiperspirants, oral care products, depilatories, reproductive health products, oral analgesics, nasal saline moisturizers, and dietary supplements under a variety of other leading brand names.

ARM & HAMMER Baking Soda, when used as a dentifrice, helps whiten and polish teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products that are marketed and sold nationally primarily under the ARM & HAMMER brand name. Our other personal care products include antiperspirants and deodorants under the ARRID® and ARM & HAMMER brands, condoms under the TROJAN brand (the number one condom brand in the U.S.), battery-operated toothbrushes under the SPINBRUSH brand (the number two leading brand of battery-operated toothbrushes in the U.S. in 2020), water flossers and showerheads under the WATERPIK brand (the number one water flosser and replacement showerhead brand in the U.S.), home pregnancy and ovulation test kits under the FIRST RESPONSE brand (the number one selling brand in the U.S.), hair-removal products under the NAIR, FLAWLESS and FINISHING TOUCH brands, oral analgesics and oral care products under the ORAJEL brand (the market leader in the toothache, canker sore, and children’s teething categories in the U.S.), children’s gummy dietary supplements under the L’IL CRITTERS brand and adult gummy dietary supplements under the VITAFUSION brand (both number one leading brands in their respective categories), ZICAM brand (the #1 zinc supplement in the United States in the vitamins, minerals, and supplements cough/cold shortening category), a growing number of hair products under the BATISTE (the number one dry shampoo in the U.S.), VIVISCAL (the number one leading supplement for thinning hair), TOPPIK® (the number one leading brand of cosmetics for thinning hair), and XFUSION® brands, and nasal saline moisturizers and solutions under the SIMPLY SALINE® brand.

Consumer International

Our Consumer International segment markets a variety of personal care, household and over-the-counter products in international subsidiary markets, including Australia, Canada, France, Germany, Mexico and the United Kingdom and in over 130 global export markets around the world, including China and Japan (the “Global Markets Group” or “GMG”).

Total Consumer International net sales represented approximately 17% of our consolidated net sales in 2020.  Net sales of the subsidiary businesses originating in Europe, Canada, Australia and Mexico accounted for 34%, 27%, 8% and 7%, respectively, of our 2020 international net sales in this segment. No other country in which we operate accounts for more than 20% of our total international net sales and no product line accounts for more than 20% of total international net sales.

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

Specialty Products Division

Our SPD segment focuses on sales to businesses and participates in three product areas: Animal and Food Production, Specialty Chemicals and Specialty Cleaners, and accounted for approximately 6% of our consolidated net sales in 2020.

Animal and Food Production Products

Since the ARM & HAMMER Animal and Food Production business began in 1972, with its launch of ARM & HAMMER baking soda as a feed additive to help dairy cows produce more milk, we have built a leading portfolio of nutritional supplements designed to help improve the health and productivity of dairy cows.  Today our portfolio of dairy nutritional supplements includes brands such as MEGALAC® rumen bypass fat– a supplement made from natural oils – which enables cows to maintain energy levels during the period of high milk production, resulting in improved milk yields.  In addition, we market a line of high-quality protein and amino acid products, including BIO-CHLOR® and FERMENTEN®, which are designed to help reduce health issues associated with calving, as well as provide needed protein to ensure proper growth and milk production.

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

We and Occidental Chemical Corporation are equal partners in a joint venture, Armand Products Company, which manufactures and markets potassium carbonate and potassium bicarbonate for sale in domestic and international markets. The potassium-based products are used in a wide variety of applications, including agricultural products, specialty glass and ceramics, and potassium silicates. Armand also manufactures a potassium carbonate-based animal feed additive for sale by us in the dairy industry, described above under “Animal and Food Production Products.”  Armand’s results are included in our Corporate segment.

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

Our competitors in the Consumer Domestic and Consumer International segments include, among others, Procter & Gamble Company (“P&G”), The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestle Purina PetCare Company, Henkel, Reckitt Benckiser Group plc, Johnson & Johnson, Ansell Limited, Pfizer Inc., Bayer AG, Alere Inc., NBTY, Inc., Koninklijke Philips N.V., Unilever PLC and Pharmavite LLC. Many of these companies have greater financial resources than we do and have the capacity to outspend us in their attempts to gain market share.  In addition, the growing number of sales channels and business models, such as niche brands, internet-only brands and discounter channels, have increased competition in certain product categories, such as oral care, from less well capitalized competitors.

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

SEASONALITY

Our business is generally not seasonal, although the Consumer Domestic and Consumer International segments are affected by sales of SPINBRUSH battery-operated toothbrushes and WATERPIK water flossers (which typically are higher during the fall, in advance of the holiday season), sales of NAIR depilatories and waxes (which typically are higher in the spring and summer months),  sales of VITAFUSION and L’IL CRITTERS dietary supplements and ZICAM cold remedy products (which typically are slightly higher in the fourth quarter of each year, in advance of the cold and flu season and renewed commitments to health), and sales of FLAWLESS (which are typically higher in the second half of the year). In SPD, several of our Animal and Food Production products experience higher demand in warmer weather months creating higher seasonal demand in the second and third quarters of the year.

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

The cost of raw materials, including surfactants, diesel fuel and oil-based raw and packaging materials used primarily in our consumer businesses, were higher in 2020 relative to 2019, increasing our core commodity costs. Increases in the prices of certain raw materials could materially impact our costs and financial results if we are unable to pass such costs along in the form of price increases to our customers.

We utilize the services of third party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

Our trademarks appear in upper case letters throughout this Annual Report. The majority of our trademarks are registered with either the U.S. Patent and Trademark Office or with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by us since 1867 and is a valuable asset and important to the successful operation of our business. Our products are sold under many other valuable trademarks held by us, including TROJAN, NAIR, ORAJEL, WATERPIK, FIRST RESPONSE, XTRA, OXICLEAN, SPINBRUSH, BATISTE, SIMPLY SALINE, L’IL CRITTERS, VITAFUSION, FLAWLESS and ZICAM. Our portfolio of trademarks represents substantial value in the businesses using the trademarks.

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. Although we actively seek and maintain a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2020, 2019 and 2018, net sales to our largest customer, Walmart Inc. and its affiliates (“Walmart”), were 23%, 24% and 23% respectively, of our consolidated net sales. No other customer accounted for 10% or more of our consolidated net sales in the three-year period. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

GOVERNMENT REGULATION

General

Some of our products are subject to regulation by one or more U.S. agencies, including the U.S. Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”) and foreign agencies.

FDA regulations govern a variety of matters relating to our products, such as product development, manufacturing, premarket clearance or approval, labeling and distribution. The regulations adopted and standards imposed by the FDA and similar foreign agencies evolve over time and can require us to make changes in our manufacturing processes and quality systems to remain in compliance. These agencies periodically inspect manufacturing and other facilities. If we fail to comply with applicable regulations and standards, we may be subject to sanctions, including fines and penalties, the recall of products and cessation of manufacturing and/or distribution.

In addition, we sell products that are subject to regulation under the Federal Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act, both of which are administered by the EPA.

We are also subject to regulation by the FTC in connection with the content and truthfulness of our labeling, advertising, promotion, trade practices and other matters.  The FTC has instituted numerous enforcement actions against companies for failure to adequately substantiate claims made in advertising or for the use of otherwise false or misleading advertising claims. These enforcement actions have resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved. Such actions can result in substantial financial penalties and significantly restrict the marketing of our products.

The CPSC has jurisdiction over consumer products, regulates their safety and has authority over recalls.  The CPSC administers the Poison Prevention Packaging Act and has issued regulations requiring special child resistant packaging for certain products, including pharmaceuticals, dietary supplements, and dietary substances, containing certain ingredients (e.g., iron).

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

OTC Pharmaceutical

We market over-the-counter (“OTC”) pharmaceutical products, such as toothpaste, antiperspirant, and oral analgesics products, that are also subject to FDA and foreign regulation. Under the U.S. OTC monograph system, selected OTC pharmaceutical products are generally recognized as safe and effective and do not require the submission and approval of a new drug application. The FDA OTC monographs include well-known ingredients and specify requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Pharmaceutical products marketed under the OTC monograph system must conform to specific quality, formula and labeling requirements.  Products not in the monograph system can be deemed to be unapproved new drugs and can be forced from the market.  This is particularly the case for homeopathic drug products like certain ZICAM products.  Both the FDA and the FTC have taken the position that homeopathic products are unapproved new drugs.  Regulatory action against these products is deemed unlikely unless the products present an unreasonable safety risk.  ZICAM homeopathic products are not currently perceived to pose any such risk.

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

Medical Device and OTC Pharmaceutical Postmarket Regulation

After a medical device and/or OTC pharmaceutical is commercialized, numerous regulatory requirements apply, including:

•

the quality system regulation, which imposes FDA current Good Manufacturing Practice (“cGMP”) requirements governing the methods used in, and the facilities and controls used for, the design, manufacture, packaging, servicing, labeling, storage, installation, and distribution of all finished medical devices and OTC intended for human use;

•	labeling regulations, including a prohibition on product promotion for unapproved or “off label” uses;
•

the medical device reporting regulation requiring a manufacturer to report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur and ongoing post-market surveillance of the product and like-products to continuously evaluate the benefit/risk over the life of the product; and

•

the reports of corrections and removals regulation, which requires a manufacturer to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

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

HUMAN CAPITAL

Overview

We take great pride in fostering an enduring culture of “doing well by doing good.” By having the opportunity to make meaningful contributions to society, each of our employees can help create a stronger, more resilient company while contributing to a better world. In their everyday work, employees embody our core values of integrity, quality, commitment and innovation, and in doing so, directly contribute to our long-standing character and reputation.

Safety and Wellness

Employee safety remains our top priority. We develop and administer company-wide policies to ensure the safety of each team member and compliance with OSHA standards. In 2020, we implemented COVID-19 protocols across all locations in response to the pandemic, to ensure both the safety of our employees and compliance with federal and local requirement and guidelines.

Our Employees

As of December 31, 2020, we had approximately 5,100 global employees, an increase of approximately 300 compared to December 31, 2019.  The increase is primarily due to increased staffing at our global manufacturing plants. Approximately 87% of our workforce is located in the Americas, 10% in Europe, Middle East, and Africa, and 3% in the Asia-Pacific region. About 50% of our employees are salaried and about 50% are paid hourly wages. During fiscal 2020, our turnover rate was approximately 14.9%.  Our revenue per employee in fiscal 2020 was approximately $958,000.

Diversity, Equity and Inclusion

We embrace the diversity of our employees and believe that a diverse workforce reflective of our consumer base fosters innovation and cultivates an environment filled with unique perspectives. As a result, diversity, equity and inclusion (DEI”) are critical to help us meet the needs of our customers and consumers around the world. As of December 31, 2020, females represented 40.6% of our global workforce. We strive to cultivate a culture and processes that support and enhance our ability to recruit, develop and retain diverse talent at every level.

We have established a Diversity & Inclusion Council that provides strategic direction, guidance and advocacy for our DEI initiatives which is led by our Chief Executive Officer and our Director, Diversity & Inclusion and includes diverse employees at every level from around the world. Our Board of Directors, acting principally through its Compensation & Organization Committee, oversees our DEI efforts.

Hiring, Development and Retention

Our talent strategy is focused on attracting the best talent and recognizing and rewarding performance, while continually developing, engaging and retaining our talented employees.

We invest resources in professional development and growth as a means of improving employee performance and improving retention. This includes our bi-annual “LEAP” (Leadership Empowerment Achievement Program), which is aimed at continuous learning, professional training and development opportunities, targeted leadership development courses for new and existing leaders of different levels of seniority, tuition reimbursement, and job specific programs for our employees.

Compensation and Benefits

As part of our overall effort to attract, develop and retain talented employees, our compensation programs are designed to align the compensation of our employees with our and their performance, and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. Moreover, our policies and procedures are designed to ensure compensation is fair for employees of the same job, at the same level, location and performance. These include utilizing pay grades for appropriate job groupings, making pay decisions based on relevant factors, such as education, experience, and performance, and subjecting pay decisions to higher levels of leadership and Human Resources review to ensure those decisions are fair, equitable and align with our equal employment opportunity policies and objectives.

Employees are eligible for health insurance, prescription drug benefits, dental, vision, hospital indemnity, accident, critical illness, and disability insurance, life insurance, health savings accounts, flexible spending accounts, reproductive rights coverage, and identity theft insurance.

Communities

We encourage our employees to become involved in their communities, and in 2020, our Employee Giving Fund supported our communities by providing $1.2 million to 205 deserving organizations through annual grants, disaster relief, and other monetary support.  Employees purchased back-to-school supplies online to support disadvantaged youth, donated clothes and non-perishable items for clothing and food drives and provided supplies for a summer camp and holiday dinner for families in need.  In addition, the Company has contributed approximately $4.8 million to our communities, which includes the retail value of product donations, delivering masks and hand sanitizers to hospitals where we live, donating to local food banks, and supporting local food establishments with gift certificates.

PUBLIC INFORMATION

We maintain a website at www.churchdwight.com and on the “Investors-Financial Information-SEC Filings” page of reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (the “Commission”). Also available on the “Investors-Corporate Governance” page on our website are our Corporate Governance Guidelines, charters for the Audit, Compensation & Organization and Governance & Nominating Committees of our Board of Directors (the “Board”), our Code of Conduct and our Proxy Statement. We also publish a Sustainability Report that summarizes our business and corporate responsibility commitments and accomplishments including those related to our environmental, social, and governance performance.  For more information regarding our sustainability and ESG initiatives please see the “Responsibility” page on our website and the discussion under the capital “Sustainability and Environmental, Social and Governance (“ESG”)” included above.  Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 500 Charles Ewing Boulevard, Ewing, New Jersey 08628, attention: Secretary. The information presented on our website is not a part of this Annual Report and the reference to our website is intended to be an inactive textual reference only.

ITEM 1A.RISK FACTORS

The following risks and uncertainties, as well as other factors described elsewhere in this Annual Report or in our other filings with the Commission, could, individually and collectively, have a material adverse impact on our business, reputation, financial results, financial condition and/or the trading price of our Common Stock:

Business and Operational Risks

•	We face intense competition in our markets.

We face intense competition from consumer products companies, both in the U.S. and in international markets.  Most of our products compete with other widely-advertised promoted and merchandised brands within each product category and from retailers, including supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar and other discount stores, pet and other specialty stores and websites and other e-commerce channels, which are increasingly offering private label and retailer-branded brands and generic non-branded products in certain categories, which typically are sold at lower prices.  In China, in particular we face strong competition from local manufacturers offering both generic and branded products. The use of evolving technology to develop more complex pricing models by retailers may lead to pricing pressures in some categories. In addition, during times of economic uncertainty, consumers may purchase more “private label” or other lower price brands. These developments have increased competition in certain product categories in particular, including dietary supplements, diagnostic kits and oral analgesics. In addition to competition across all our product categories, there continues to be significant product competition in the gummy dietary supplement category, which has grown from six brands to over 55 in the last nine years.  Shifting consumer behavior, including accelerated shifts to online shopping which has been accelerated by the COVID-19 pandemic, have also increased competition in e-commerce in many of our categories, from our larger legacy competitors and newer digitally native brands which have increasingly moved into consumer products and staples.

Many of our competitors are large companies, including, among others, The Proctor & Gamble Company, The Clorox Company, Colgate-Palmolive Company, Henkel, Reckitt Benckiser Group plc, Johnson & Johnson, Nestle Purina PetCare Company, Ansell Limited, Alere Inc., Pfizer Inc., Bayer AG, S.C. Johnson & Son, Inc., Pharmavite LLC, Koninklijke Philips N.V., Unilever PLC and NBTY, Inc. Many of these companies have greater financial resources than we do, and, therefore, have the capacity to outspend us on advertising and promotional activities and introduce competing products more quickly and respond more effectively to changing business and economic conditions than we can.

Our products generally compete on the basis of performance, brand recognition, price, value or other benefits to consumers. Significant price competition may require us to reduce the prices for some of our products or price levels that do not offset manufacturing cost increases, to respond to competitive and customer pressures and to maintain market share.  Advertising, promotion, merchandising and packaging also have a significant impact on retail customer decisions regarding the brands and product lines they sell and on consumer purchasing decisions.  A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising.  If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position.  If our advertising, marketing and promotional programs are not effective, our sales growth may decline.

•	Loss of any of our principal customers could significantly decrease our sales and profitability.

A limited number of customers account for a large percentage of our net sales and/or net sales of specific product lines.  Walmart is our largest customer, accounting for approximately 23% of net sales in 2020, 24% of net sales in 2019 and 23% of net sales in 2018.  Our top three customers accounted for approximately 36% of net sales each year in 2020, 2019 and 2018.  We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues.  As a result, changes in the strategies of Walmart or any of our other largest customers, including a reduction in the number of brands they carry or of shelf space they dedicate to private label products, could materially harm our net sales and profitability. Changes in consumer behavior, including shifting to online shopping instead of physical retail shopping as a result of the COVID-19 pandemic and other trends, could also impact our sales to our largest customers.  Some of our retail customers have been forced to shut down or reduce their hours, which has impacted and may continue to impact their orders. Some of our retail customers have experienced and may experience in the future declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all. If these impacts are prolonged, they can further increase the difficulty of planning for operations. Moreover, the use of evolving technology by our customers to develop more complex pricing models may lead to category pricing pressures.  We could also lose a significant customer due to customer service levels or real or perceived product quality or appearance issues.  As our business is based primarily upon individual sales orders rather than long-term contracts and most customer agreements include customer termination rights after short notice, many of our customers could reduce their purchasing levels or cease buying products from us at any time and for any reason.

•	Decreases in demand for our products would decrease our sales and profitability.

Factors that can affect demand include competitors’ products, advertising and pricing actions, rates of unemployment, consumer confidence, health care costs, including increased costs as a result of changes in federal regulations, significant shifts in government policies, the deterioration of economic or trade relations between countries or regions, commodity costs, fuel and other energy costs and other economic factors affecting consumer spending behavior, including gasoline and home heating oil pricing, reduced unemployment benefits in periods of high unemployment, including the historically high unemployment rates resulting from the COVID-19 pandemic, and changes in tax policies, other effects of governmental shutdowns or a lapse of appropriations or fear of exposure to or actual impacts of a widespread disease outbreak, such as, COVID-19.  In particular, we derive a substantial percentage of our revenues from sales of laundry detergent, and the continued customer demand for these products are critical to our future success. Some products have seen decreasing demand in recent years, including condoms, as a result of demographic and other changes.  An increasing number of our products are more durable in nature and, therefore are more likely to be affected by consumer decisions to control spending.

Changes resulting from the COVID-19 impact may also impact demand for our vitamin and supplement products. The vitamins and supplements and cold remedy categories have seen increased demand as trends in health and wellness focus have accelerated. However, demand for these products has typically increased during winter months when consumers have increased rates of flu and cold infection and increased social distancing and flu vaccination rates may have a negative impact.

•	A continued change in the retail environment and changing consumer preferences could cause our sales to decline.

Despite increasing shifts to e-commerce, sales of our products remain strongest in the traditional mass merchandiser, food and drug retail stores, and our products are also sold in club stores and dollar stores channels.  However, alternative retail channels, including e-commerce retailers, hard discounters, subscription services and buying clubs, have become more prevalent and the volume of consumer products that are sold through such alternative retail channels is continuing to increase, which may affect customer and consumer preferences, including in response to the COVID-19 pandemic and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity.  Further, consumer preferences continue to evolve due to a number of factors, including fragmentation of the consumer market and changes in consumer demographics, including the aging of the general population and the emergence of Millennials and Generation Z who have different spending, consumption and purchasing habits; evolving consumer concerns or perceptions regarding ESG and sustainability practices of manufacturers, including, packaging materials, such as plastic packaging, and their environmental impact; a growing demand for natural or organic products and ingredients; changing consumer sentiment toward non-local products or sources among millennials and other demographic groups; evolving consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products; and concerns regarding human capital, including diversity and inclusion.

The movement of consumers to online purchases of consumer products has greatly accelerated as a result of the COVID-19 pandemic, as store closures, quarantine and gathering restrictions, and social distancing efforts have reduced physical retail shopping. We and many of our competitors have increased our online sales as a result, benefiting from scale, brand recognition, and other factors. However, as consumers continue to shift their behavior, retailers may incur higher e-commerce operating costs and will seek to recover those costs by passing them onto customers and manufacturers.   Additionally, we cannot predict the extent to which our increased e-commerce demand will continue as pandemic conditions change, including as a result of vaccines or reduced rates of infection.

•	We rely on the policies of our key retailer customers.

Larger and increasingly consolidated retailers have increasing influence, and have sought to obtain lower pricing, special packaging inventory practices, logistics or other changes to the customer-supplier relationship as a result of this influence.  To the extent we provide concessions or better trade terms to those customers, our profit margins are reduced.  Further, if we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors.  Reductions in inventory by our customers, including as a result of consolidation in the retail industry, or these customers managing their working capital requirements, could result in reduced orders for our products and adversely affect our results of operations for financial periods affected by such reductions.

Protracted unfavorable market conditions, including those caused by the COVID-19 pandemic, have caused many of our customers to more critically analyze the number of brands they sell, and reduce or discontinue certain of our product lines, particularly those products that were not number one or two in their category.

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

•	We have pursued and may continue to pursue strategic acquisitions and divestures.

We may continue to pursue and consummate additional acquisitions or substantial investments in complementary businesses or products in the future.  Those acquisitions may be significantly larger than the ones completed in the past and may require us to increase our levels of debt, potentially resulting in us being assigned a lower credit rating.  However, we may not be able to identify and successfully negotiate suitable strategic acquisition at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions.  In recent periods, competition from other consumer products companies that are seeking similar opportunities has been particularly strong, and valuations for potential acquisition assets have been high, which has placed pressure on our ability to identify, structure and execute transactions.  In addition, acquisitions and investments entail various risks, including the difficulty of entering new markets or product categories, the challenges of integrating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and the ongoing business of the acquired company, the need to review and, if necessary, upgrade processes and systems of the acquired company to conform to our own processes and systems and applicable legal and regulatory requirements, managing an increasingly broad and complex range of businesses and products, and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. Any of these risks may divert management and other resources, require us to incur unanticipated costs or delay the anticipated positive impact on our business and results of the acquisition.  The risks associated with assimilation are increased to the extent we acquire businesses that have stand-alone operations or businesses that are in new categories that cannot easily be integrated or operations or sources of supply outside of the U.S. and Canada, for which products are manufactured locally by third parties.

Acquired companies or operations or newly-created ventures may not be profitable or may not achieve sales levels and profitability that justify the investments made.  In addition, future acquisitions or investments could result in substantial cash expenditures, the potentially dilutive issuances of new equity by us or the incurrence of additional debt or business acquisition liabilities.

•	Market category declines and changes to our product and geographic mix may impact the achievement of our sales growth targets, planned pricing and financial results.

A significant percentage of our revenues come from mature markets that are subject to high levels of competition.  During 2020, approximately 83% of our sales were generated in U.S. markets.  U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, dietary supplements, antiperspirants and deodorants. Our ability to quickly innovate to adapt our products to meet changing consumer demands is essential, especially in light of e-commerce significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. Even if we are successful in increasing sales within our product categories, a continuing or accelerating decline in the overall markets for our products could have a negative impact on our financial results.

Some of our personal care brands have been negatively impacted by the temporary closures of certain non-essential retailers and the reduction of consumer foot traffic at retailers from which they derive a significant proportion of their sales due to the COVID-19 pandemic. FLAWLESS and some other personal care brands have also been impacted by reduced demand for discretionary consumable products by consumers due the impact of the COVID-19 pandemic, including increased unemployment and concerns about the economy. Some product categories have seen decreasing demand in recent years, including condoms, as a result of demographic and other changes.   Continuing recessionary economic conditions, including after the direct impact of the pandemic has subsided, may continue to impact consumer demand for certain of our products and put downward pressure on product prices.

•	New products and product line extensions may not gain widespread customer acceptance, may be otherwise discontinued, or cause sales of existing products to decline.

Our future performance and growth depend on our ability to successfully identify, develop and introduce new products, product line extensions, products in adjacent categories to our current products, and anticipate changes in consumer preferences.  In addition, some of our products have shorter product life spans and depend heavily on our ability to continuously and timely introduce innovative new products to the marketplace.  The successful development and introduction of new products involves substantial research, development, marketing and promotional expenditures, which we may be unable to recover if the new products do not gain widespread market acceptance.  New product development and marketing efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks.  These risks include product development or launch delays, competitor actions, regulatory approval hurdles and the failure of new products and line extensions to achieve anticipated levels of market acceptance.  In addition, if sales generated by new products could result in a concomitant decline in sales of existing products.

Each year, we introduce new products, including launches into new “white space” categories, across the majority of our marketed brands.  However, there is no assurance that our new products will continue to have widespread acceptance.  From time to time, we have discontinued certain products and product lines, which resulted in returns from customers, asset write-offs and shutdown costs.  We may suffer similar adverse consequences in the future to the extent we discontinue products that do not meet retailer or consumer expectations or no longer satisfy consumer demand.

•

We are subject to cost overruns and delays, regulatory requirements, and miscalculations in capacity needs with respect to our expansion projects and our manufacturing facilities, as well as disruptions to our manufacturing facilities and those of our contract manufacturers and other suppliers.

From time to time, we initiate planned and unplanned expansion projects with respect to our facilities and those of our contract manufacturers and other suppliers which are subject to risks of, and we have from time to time experienced, delay or cost overruns resulting from numerous factors, including the following: shortages of equipment, materials or skilled labor; work stoppages; unscheduled delays in the delivery of ordered materials and equipment; unanticipated cost increases; difficulties in obtaining necessary permits or in meeting permit conditions; difficulties in meeting regulatory or quality requirements or obtaining regulatory approvals; availability of suppliers to certify equipment for existing and enhanced regulations; design and engineering problems; failure or delay of third party service providers; and civil unrest, labor disputes, natural disasters and pandemics. If we were to experience delays or cost overruns in the future it could result in product allocation and retailer frustration, the loss of a significant customer or customers and the material decrease of the sales of one or more of our products. In addition, we could miscalculate our anticipated capacity needs in any of our categories, such as our laundry detergent, cat litter and dietary supplement categories, including as a result of meeting the anticipated demand of our customers, or expansion into new product lines or into new markets.

Additionally, the supply of our products depends on the uninterrupted efficient operation of our manufacturing facilities and those of our contract manufacturers and other suppliers and our ability to meet customer service levels, and the manufacturing of certain of our products is concentrated in one or more of our plants, contract manufacturers or other suppliers, with limited alternate qualified facilities available.  Many of our manufacturing processes and those of our contract manufacturers and other suppliers are complex and present difficult technical challenges to obtain the manufacturing yields necessary to operate profitably and may require complex and specialized equipment which can be expensive to repair or replace with required lead times of up to a year.

Any event that disrupts or otherwise negatively impacts manufacturing facilities, manufacturing systems or equipment, or contract manufacturers or other suppliers could result in the delivery of inferior products or our ability to meet customer requirements or service levels.  As the COVID-19 pandemic continues, we could face challenges and retailer penalties in continuing to operate our facilities and delivery of on time and in full product shipments as a result of employee absenteeism or sickness, additional governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities or those of our suppliers.

•	We rely on a limited number of contract manufacturers and suppliers, including sole source contract manufacturers and suppliers for certain products.

We rely on a limited number of contract manufacturers and suppliers for certain of our commodities and raw materials, including sole source suppliers for certain of our raw materials, packaging, product components, finished products and other necessary supplies.  New suppliers must be qualified pursuant to our standards and may also have to be qualified under governmental and industry standards and any other standards of our customers, which can require additional investment and time.  We could experience material disruptions in production and other supply chain issues, including as a result of our dependence on sole source and other suppliers, which could result in out-of-stock conditions.  Moreover, our relationships with customers could be adversely affected if new or existing suppliers are unable to meet any standards set by us, government or industry regulations, or our  customers, if we are unable to contract with suppliers at the quantity, quality and price levels needed for our business, if any of our  key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact its operations.  We may be unable to qualify any needed new contract manufacturers or suppliers or maintain supplier arrangements and relationships based on a variety of factors; we may be unable to contract with suppliers at the quantity, quality and price levels needed for our business; certain of our suppliers may not meet the standards of our customers or licensors; or certain of our key contract manufacturers or suppliers may become insolvent or experience other financial distress or face closure or suspension of operations.  If any of these events occurs and we have failed to identify and qualify an alternative vendor, then we may be unable to meet our contractual obligations and customer expectations, which could damage our reputation and result in lost customers and sales, or the incurrence of fines or higher than expected expenses.  Further, the COVID-19 pandemic has caused worldwide increases in demand for some products and reduced demand for other products, which has caused strain on our supply chain network and its ability to meet such demand.

•	Volatility and increases in the price of raw and packaging materials or energy costs could erode our profit margins.

The principal raw materials and packaging used by us and certain of our suppliers and contract manufacturers include surfactants (cleaning agents), paper products and resin-based molded components.  Volatility and increases in the price of raw materials, disruptions in production or transportation, or increases in the costs of energy, shipping and other necessary services, could significantly affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies, such as in manufacturing and distribution  There is no assurance that we will be able to fully offset any price increases, through cost reduction programs or price increases of our products or enter locked-in price arrangements or hedge agreements, especially given the competitive environment. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases.  In addition, volatility in certain commodity markets could significantly affect our production cost.

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

We distribute our products and receive raw materials and packaging components primarily by truck, rail and ship and through various ports of entry.  Reduced availability of trucking, rail or shipping capacity due to adverse weather conditions, natural disasters, including climatic events (including any potential effect of climate change), allocation of assets to other industries or geographies or otherwise, work stoppages, closure of operations due to government restrictions or sick employees or other impacts of pandemics, strikes or shutdowns of ports of entry or such transportation sources, could cause us to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials or packaging components in a timely manner, which could disrupt our operations, strain our customer relationships and competitive position.

•	Damage to the reputation of one or more of our leading brands could adversely affect us.

Our financial success is directly dependent on the reputation and success of our brands, particularly the ARM & HAMMER, BATISTE, FIRST RESPONSE, NAIR, ORAJEL, OXICLEAN, TROJAN, L’IL CRITTERS and VITAFUSION, SPINBRUSH, WATERPIK, XTRA, FLAWLESS, and ZICAM brands.  The effectiveness of these brands could suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.  Our brands could suffer damage to their reputations due to real or perceived, sustainability, quality or safety issues, including as a result of, among other things, significant product recalls, product-related litigation, defects or impurities in our products, product misuse, changing consumer perceptions of certain ingredients or environmental impacts (including packaging, energy and water use and waste management), or allegations of product tampering.  In addition, as our sales on various e-commerce platforms grow, we may be unable to prevent sales of counterfeit, pirated, or stolen goods, unlawful or unethical sales, unauthorized resellers online, or sales in violation of our policies.

Additionally, claims made in our marketing campaigns may become subject to litigation alleging false advertising and could cause us to alter our marketing plans and may affect sales or result in the imposition of significant damages against us.

Widespread use of social media and networking sites by consumers has greatly increased the accessibility and speed of dissemination of negative information.  Negative online consumer reviews or inaccurate posting or comments about us or our brands in the media or on any social networking website, whether accurate or inaccurate, or the disclosure of non-public sensitive information through social media, could generate adverse publicity that could damage the reputation of our brands.  In addition, given the association of our individual products with us, an issue with one of our products could negatively affect the reputation of our other products, or us as a whole.

•	We are subject to risks related to our expansion and international operations that could adversely affect our results of operations.

Our ability to continue to grow our sales and profits is dependent on expanding in the locations in which we already do business and entering into new geographic locations, both of which require significant resources and investments which would affect our risk profile.  Further, our international operations subject us to risks customarily associated with foreign operations, including:

•	currency fluctuations;
•	widespread health emergencies, such as COVID-19 or other pandemics or epidemics;
•	import and export license and taxation requirements and restrictions;
•	trade restrictions, including local investment or exchange control regulations;
•	changes in tariffs and taxes;
•

the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to us by foreign governments, and the determination of the U.S. Internal Revenue Service (the “I.R.S.”) regarding the applicability of certain regulations, including the Foreign Account Tax Compliance Act, to our international transactions;

•	the possibility of expropriation, confiscatory taxation or price controls;
•	restrictions on or the costs related to repatriating foreign profits back to the U.S.;
•	political or economic instability, and civil unrest;
•	disruptions in the global transportation network, such as work stoppages, strikes or shutdowns of ports of entry or such other transportation sources, or other labor unrest;
•	compliance with laws and regulations concerning ethical business practices, including without limitation, the U.S. Foreign Corrupt Practices Act and United Kingdom Bribery Act;
•	the impact of the United Kingdom’s exit from the European Union;
•	difficulty in enforcing contractual and intellectual property rights;
•	regulatory and quality system requirements for certain products; and
•	difficulties in staffing and managing international operations.

The COVID-19 pandemic has had and may continue to have a negative impact on the global economy, with reduced international travel, restrictions and social distancing measures, and recessionary conditions in many countries. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing.  All the foregoing risks could have a significant impact on our ability to commercialize our products on a competitive basis in international markets.

In addition, changes as result of the United Kingdom’s decision and subsequent negotiations to exit the EU could subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom, increased foreign exchange volatility with respect to the British pound and additional legal and economic uncertainty.  Additional costs have been incurred in 2020 because of measures implemented to address or mitigate risks.  There is a risk that the exit will cause a material rise in the cost of doing business in the UK.  Moreover, in all foreign jurisdictions in which we operate, we are subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions.  The recent imposition of tariffs on products imported from certain countries has introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our balance sheet and results of operations.  All the foregoing risks could have a significant impact on our ability to commercialize our products on a competitive basis in international markets and may have a material adverse effect on our results of operations or financial position.

•

Failure to effectively utilize or successfully assert intellectual property rights, and the loss or expiration of such rights, could materially adversely affect our competitiveness.  Infringement by us of third-party intellectual property rights could result in costly litigation and/or the modification or discontinuance of our products.

The market for our products depends to a significant extent upon the value associated with our trademarks and brand names.  We own the material trademarks and brand names used in connection with the marketing and distribution of our major products both in the U.S. and in other countries.  While we hold several valuable patents on our products, they may not serve as an effective barrier to entry for new competitors.  Accordingly, we rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  Although most of our material intellectual property is registered in the U.S. and in certain foreign countries in which we operate, we cannot be sure that our intellectual property rights will be sufficient or effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.  We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights.  In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the U.S.  If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales.  Our failure to perfect or successfully assert intellectual property rights could make us less competitive and could have a material adverse effect on our business, operating results and financial condition.

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

We have a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived tangible assets, which are periodically evaluated for impairment in accordance with current accounting standards.  Declines in our profitability and/or estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets and market discount rates, has resulted in impairment charges from time to time, and may result in future impairment charges.

Regulatory and Litigation Risks

•

We may be subject to product liability claims, withdrawals or recalls or other legal proceedings and from time to time we are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

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

•	Litigation, arbitration or regulatory matters where the outcome is uncertain could entail significant expense.

From time to time, we are the subject of, or party to, various pending or threatened legal actions (including class actions), government investigations and proceedings, including, without limitation, those relating to, commercial transactions, product liability, consumer, employment, antitrust, environmental, health, safety and compliance-related matters.  Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions, investigations and proceedings may not be reasonably predictable and any related damages, injunctions and/or settlements may not be estimable.

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

As climate change, land use, water use, deforestation, recyclability or recoverability of packaging, plastic waste, ingredients and other ESG and sustainability concerns become more prevalent, federal, state and local governments, non-governmental organizations and our customers, consumers and investors are increasingly sensitive to these issues. This increased focus on sustainability may result in new laws, regulations and requirements that could cause disruptions in or increased costs associated with manufacturing our products. This could cause us to incur additional costs or to make changes to our operations to comply with any of the foregoing. We could also lose revenue if our consumers change brands or our customers move business from us because we have not complied with their ESG and sustainability requirements and environmentally-conscious investors may choose not to invest in our Common Stock if we do not comply with their business expectations.

We have recognized that our customers and consumers are increasingly demanding transparency regarding our efforts to mitigate our impacts on climate change. For example, during 2020, some of our major customers requested we respond to various questionnaires, including the Climate Disclosure Project (“CDP”) Climate Change and Forests Questionnaires and use our responses and CDP grades to evaluate us.  Efforts to meet these standards could impact our costs, and failure to meet our customers’ expectations could impact our sales.

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

The development, manufacturing, processing, formulation (including stability), packaging, labeling, marketing, distribution and sale of our products are subject to regulation by federal agencies, including the FDA, the FTC, the EPA and the CPSC and foreign regulators and agencies.  In addition, our and our suppliers’ operations are subject to the oversight of the Occupational Safety and Health Administration and the National Labor Relations Board.  Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products and their constituent materials and components are manufactured and sold.

In particular, the FDA and foreign counterparts regulate the formulation, safety, development, manufacturing, packaging, labeling and distribution of condoms, home pregnancy and ovulation test kits, vaginal lubricants, electric and battery powered medical devices, over-the-counter pharmaceuticals and dietary supplements, including vitamins, minerals, and homeopathic products.  The FDA also exercises oversight over cosmetic products such as depilatories.  In addition, under a memorandum of understanding between the FDA and the FTC, the FTC has jurisdiction with regard to the promotion and advertising of these products, and the FTC regulates the promotion and advertising of our other products as well.  As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that we and our suppliers use to manufacture regulated products and may identify compliance issues that would require us and our suppliers to make certain changes in our manufacturing facilities and processes.  The failure of a facility to be in compliance may lead to regulatory action against the products made in that facility, including seizure, injunction or recall, as well as to possible action against the owner of the facility/manufacturer.  We may be required to make additional expenditures to address these issues or possibly stop selling certain products until the compliance issue has been remediated.

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

In 2019, our VITAFUSION brand launched CBD Full Spectrum Hemp Extract gummies, a new product line made with full spectrum hemp extract containing cannabidiol (“CBD”).  Hemp was exempted from federal regulation as a controlled substance under the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”).  The 2018 Farm Bill did not eliminate or affect regulation of hemp and its derivatives by the FDA, FTC, or state governments. We believe that our new product line complies with applicable FDA requirements, although the FDA takes the position that CBD products cannot be marketed as dietary supplements and that CBD cannot be added to food. To date, the FDA’s enforcement activity has focused primarily on CBD products that bear express or implied claims suggesting that the products are intended to treat, cure, prevent, or mitigate a disease.  The FTC has similarly focused on disease claims. Our products do not bear disease claims.

The FDA is considering whether to engage in rulemaking to permit the marketing of CBD products as dietary supplements.  There has also been discussion of legislative changes.  For example, HR 5587 was introduced in January 2020. HR5587 would amend the FDC Act to include hemp-derived CBD in the definition of a dietary supplement. Although state laws have been evolving in the wake of the 2018 Farm Bill, we do not intend to sell our products in states that continue to prohibit sales of certain hemp-based CBD products.  In 2021, our Nair brand is launching one depilatory cosmetic product that contains broad spectrum hemp extract. FDA’s position that CBD products cannot be marketed as dietary supplements and that CBD cannot be added to food does not extend to cosmetic products. We do not intend to sell our Nair product in states that continue to prohibit sales of certain hemp-based CBD products. The FDA and certain states and local governments may enact regulations or change their enforcement priorities in a manner that further limits the marketing and use of CBD products. We do not know what the impact of such regulatory activities would be on our products, and what costs, requirements, and possible prohibitions may be associated with such regulatory activities. Our failure to comply with applicable regulatory requirements or FDA’s or any other state’s disagreeing with our interpretation of applicable FDA or state requirements could result in, among other things, administrative, civil, or criminal penalties or fines; product seizure, mandatory or voluntary product recalls; warning or untitled letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; or the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or in any product recalls.

We are subject to regulations regarding the transportation, storage or use of certain chemicals to protect the environment, as well as the Commission’s rules with respect to “conflict minerals.” The new administration and Congress in the United States may seek to pass more stringent regulations in these areas, or more aggressively enforce existing regulations. Recent trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, have introduced greater uncertainty and volatility. In addition, any additional or renewed significant governmental actions pertaining to the COVID-19 pandemic, including lockdowns, quarantines or other restrictions on the ability of our employees to travel or perform necessary business functions or our ability to develop, manufacture, distribute, market or sell our products, or the ability of our suppliers, customers or third-party partners to effectively run their operations, may negatively impact our ability to manufacture, distribute, market and sell our products.  We are not able to predict the nature of these changes or of such future laws, regulations, repeals or interpretations or to predict the effect additional or shifting governmental regulation, when and if it occurs, would have on our business in the future.  Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, expanded adverse event reporting or other new requirements.

There is also an increased risk of fraud or corruption in certain foreign jurisdictions and related difficulties in maintaining effective internal controls. Additionally, we could be subject to future inquiries or investigations by governmental and other regulatory bodies, which may be delayed or disrupted due to any government furlough. We could also be adversely affected by violations, or allegations of violations, of the Foreign Corrupt Practices Act and similar international anti-bribery laws. The Foreign Corrupt Practices Act and similar international anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business.

•	We are subject to increasingly stringent privacy and security regulation.

We collect, use and store personal data of our employees, customers and other third parties in the ordinary course of business, and we are required to comply with increasingly complex and changing data privacy and security laws and regulations, that apply to the collection, storage, use, transmission and protection of personal information and other consumer and employee data, including particularly the transfer of personal data between or among countries. Recent high-profile security breaches of the information systems of a number of government agencies and U.S. companies may result in increased regulations and new security laws. The new administration and Congress in the United States may seek to pass more stringent regulations in these areas, or more aggressively enforce existing regulations.

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

Our future effective tax rate could be affected by changes in tax laws and regulations or their interpretation, changes in the mix of earnings in countries with differing statutory tax rates, or changes in the valuation of deferred tax assets and liabilities.  In addition, we evaluate our deferred income tax assets and record a valuation allowance if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  If the actual amount of our future taxable income is less than the amount we are currently projecting with respect to specific tax jurisdictions, or if there is a change in the time period within which the deferred tax asset becomes deductible, we could be required to record a valuation allowance against our deferred tax assets.  The recording of a valuation allowance would result in an increase in our effective tax rate and would have an adverse effect on our operating results. In addition, changes in statutory tax rates may change our deferred tax assets or liability balances, which would also impact our effective tax rate.  The new presidential administration has introduced greater uncertainty with respect to tax policies in the United States and major developments in tax policy could impact our business.

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

•	Our amended and restated bylaws include an exclusive forum provision.

Our amended and restated bylaws include an “exclusive forum provision,” which  may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. If a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we could incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Financial Risks

•	We have substantial indebtedness and we may incur substantially more debt in the future.

As of December 31, 2020, we had approximately $2,164 million of total consolidated indebtedness, net of debt issuance costs.  This amount of indebtedness could have important consequences, including:

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

LIBOR, the interest rate benchmark used as a reference rate on our variable rate debt, including our revolving credit facility, term loan, and interest rate swaps was expected to be fully phased out by the end of 2021, when private-sector banks are no longer required to report the information used to set the rate. However, in late 2020, ICE Benchmark Administration (“IBA”), the organization responsible for administering LIBOR, announced its intention to extend the publication of certain USD LIBOR tenors until June 30, 2023.  While it appears that some measure of phase out will still occur by the end of 2021, IBA’s announcement creates uncertainty with respect to timing and implementation of a new reference rate. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are additional uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the reference rate and how this will impact our cost of variable rate debt and certain derivative financial instruments. We will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee from time to time.

•	Our business is exposed to domestic and foreign currency fluctuations.

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

Australian Dollar, foreign currency fluctuations could have a material adverse effect on our business, financial condition and results of operations.

General Risks

•	We must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of the COVID-19 pandemic.

Our business and financial results have been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic, such as, but not limited to:

•	negative impact on the global and U.S. domestic economy, significant unemployment, and market volatility;
•	reduced travel or recommendations or mandates from governmental authorities to avoid various sized gatherings, close facilities, suspend operations, or reduce hours, or to self-quarantine:
•	the impact of the CARES Act or other laws or regulations, employee-quarantines or similar other restrictions on our business operations or those of our customers;
•

significant increases in or reductions in demand or significant volatility in demand for one or more of our products, resulting in pressure on our operations and supply chain networks and the ability to meet such demand;

•

inability to meet our retailer orders and customers’ needs due to disruptions in our manufacturing and distribution network, supply chain, or capacity constraints or those of our finished goods, raw materials, or transportation suppliers;

•

continued shifts in consumer demand, including accelerated shifts to online shopping and increased competition in e-commerce in many of our categories from our larger legacy competitors and newer digitally native brands which have increasingly moved into consumer products and staples;

•	pricing pressures on our products as retailers face added costs to build their e-commerce capacity;
•

retailer fines related to our underperformance with respect to on time and in full shipments due to  restrictions on our ability to produce and deliver products as a result of employee absenteeism or sickness, a tight trucking market or reduced shipping capacity, additional governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities or those of our suppliers;

•	closures or reduced hours by our customers; and
•	the impact of ongoing government orders and the need to protect our workforce.

Despite our efforts to manage and remedy these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party or governmental actions taken to contain its spread and mitigate its public health effects. While the vast majority of our products are consumer staples that generally are less vulnerable to decreases in discretionary spending than other products, some of our products, particularly WATERPIK and some other personal care brands, are more discretionary in nature and, are more likely to be affected by consumer decisions to control spending and the impact and duration of recessionary economic conditions.

In early 2021, vaccines for combatting COVID-19 were approved by health agencies in certain countries/regions in which we operate (including the U.S., United Kingdom, European Union, Canada and Mexico) and began to be administered. However, initial quantities of vaccines are limited and vaccine distributions, controlled by local authorities, are being allocated, generally first to front-line health care workers and other essential workers and next to those members of individual populations believed most susceptible to severe effects from COVID-19. Full administration of the COVID-19 vaccines is unlikely to occur in most jurisdictions until mid- to late- 2021. The impact of COVID-19, including the impact of restrictions imposed to combat its spread, could result in additional businesses being shut down, additional work restrictions and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be even more challenging to obtain and process raw materials to support our business needs, and more individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, as some of our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of our business, financial condition or results of operations. The potential effects of COVID-19 also could impact many of the other risk factors described herein, but given the evolving health, economic, social and governmental environments, such potential impact remains uncertain. While we expect the impacts of COVID-19 to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

•

Our operating results have been, and could be in the future, adversely affected by natural disasters, public health crises, political crises, or other catastrophic events, or unfavorable worldwide, regional and local economic and financial market conditions.

Our operations, as well as the operations of our third-party manufacturers, suppliers and customers, may be subject to disruption from a variety of causes, including a protracted economic downturn, material shortages, financial difficulties, work stoppages, cyberattacks, and other disruptions in information technology systems, demonstrations, political instability or uncertainty in the U.S. or abroad, disease outbreaks or pandemics (for example, an outbreak of a virus such as COVID-19), acts of war, terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues. If a major disruption were to occur, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations.

The global economy and the economies in regions in which we conduct business have experienced substantial economic downturns as a result of the COVID-19 pandemic. We are currently experiencing reduced demand for certain of our consumer products and may in the future be adversely affected in a material way by lower consumer demand as a result of recessionary economic conditions, including after the direct impact of the COVID-19 pandemic has subsided. In addition, ongoing political uncertainty in many countries, including the ongoing political transition in Hong Kong, the exit of the United Kingdom from the European Union, and the transition of presidential administrations in the United States have created additional economic uncertainty and volatility in the financial markets.

•

We rely significantly on information technology.  Any inadequacy, interruption, theft or loss of data, malicious attack, integration failure, failure to maintain the security, confidentiality or privacy of sensitive data residing on our systems or other security failure of that technology could harm our ability to effectively operate our business and damage the reputation of our brands.

We rely extensively on information technology systems, some of which are managed by third-party service providers, to conduct our business.  These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, billing customers and receiving and applying payment, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing customer, consumer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage our business.  We sell certain of our products directly to consumers online and through websites, mobile apps and connected devices, and we offer promotions, rebates, customer loyalty and other programs through which it may receive personal information, and we or our vendors could experience cyber-attacks, privacy breaches, data breaches or other incidents that may result in unauthorized access, disclosure and misuse of consumer, customer, employee, vendor or Company information.

Increased information technology security threats and more sophisticated computer crime, including ransomware, denial of service and phishing attacks and advanced persistent threats, pose a potential risk to the security of our information technology systems, networks, and services, and those of our customers and other business partners, as well as the confidentiality, availability, and integrity of our data, and the data of our customers and other business partners.  As a result, our information technology systems, networks or service providers could be damaged or cease to function properly or we could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches.  Although we have business continuity plans in place and have implemented a breach response plan to address service interruptions, if these plans do not provide effective alternative processes on a timely basis, we may suffer interruptions in our ability to manage or conduct our operations which may adversely affect our business. In addition, if our service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders or other business operations.  Recently, there have been high profile security breaches of the information systems of a number of government agencies and U.S. companies, resulting in significant disruptions.

Our information technology systems and, our third-party providers’ systems, have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyberattacks. Such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors.  In addition, insider actors-malicious or otherwise-could cause technical disruptions and/or confidential data leakage. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent attacks and resulting breaches or breakdowns of our, or our third-party service providers’ databases or systems.  In addition, although we have policies and procedures in place governing the secure storage of personal information collected by us or our third-party service providers, data breaches due to human error or intentional or unintentional conduct may occur in the future.

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

The labor market in the United States is very competitive.  Our future performance depends in significant part upon the continued service of our executive officers and other key personnel, including at our plants. Competition for qualified plant personnel has been intense. The loss of the services of one or more executive officers or other key employees, including as a result of illness to themselves or their families due to the COVID-19 pandemic or otherwise, could have a material adverse effect on our business, prospects, financial condition and results of operations.  This effect could be exacerbated if any officers or other key personnel left as a group or at the same time.  Our success also depends, in part, on our continuing ability to attract, retain and develop highly qualified and diverse personnel.  Competition for such personnel is intense, and there can be no assurance that we can retain our key employees or attract, assimilate and retain other highly qualified personnel in the future.  Factors that may affect our ability to attract and retain sufficient numbers of key employees include employee morale, our reputation, competition from other employers and the availability of qualified personnel in a tightening labor market.

•	Our continued growth and expansion, reliance on third-party service providers and implementation of new accounting standards could adversely affect our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the U.S. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our continuing growth and expansion in domestic and globally dispersed markets, such as our acquisition of WATERPIK, FLAWLESS, PASSPORT, ZICAM and others, may place significant additional pressure on our system of internal control over financial reporting and require us to update our internal control over financial reporting to integrate such acquisitions. Moreover, we engage the services of third parties to assist with business operations and financial reporting processes, which injects additional monitoring obligations and risk into the system of internal control. When we are required to comply with new or revised accounting standards, we must make any appropriate changes to our internal control over financial reporting to fully implement the standards, which may require significant effort and judgment. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our results of operations accurately and on a timely basis, or to detect and prevent fraud and could expose us to regulatory enforcement action and stockholder claims.

•	Our business could be negatively impacted as a result of stockholder activism, an unsolicited takeover proposal or a proxy contest or short sellers.

In recent years, proxy contests, unsolicited takeovers and other forms of stockholder activism have been directed against numerous companies in our industry, including us. If such a campaign or proposal were to be made against us, we would likely incur significant costs. Stockholder activists may also seek to involve themselves in the governance, strategic direction and operations of our business through stockholder proposals or otherwise disrupting our business and diverting the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, the perception that we need a change in the direction of our business, or the perception that we are unstable or lack continuity, which may be exploited by our competitors, cause concern to our current or potential customers, and may make it more difficult for us to attract and retain qualified personnel and business partners. Actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.  We may also be the target of short sellers who engage in negative publicity campaigns that may use selective information that may be presented out of context or that may misrepresent facts and circumstances.  During 2019, we were the target of a negative publicity campaign by a short-seller, which negatively impacted our stock price.

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

ITEM 3.	LEGAL PROCEEDINGS

General

We, in the ordinary course of our business are the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings from time to time, including, without limitation, those relating to commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance related matters.  Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions may not be reasonably predictable and any related damages may not be estimable.  Certain legal actions could result in an adverse outcome for us, and any such adverse outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the New York Stock Exchange with the stock ticker symbol “CHD”.

Approximate number of record holders of our Common Stock as of December 31, 2020: 1,900.

The following graph compares the yearly change in the cumulative total stockholder return on our Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below.  The returns are indexed to a value of $100 at December 31, 2015.  Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

(1)	S&P 500 Household Products Index consists of the Church & Dwight Co., Inc., Clorox Company, Colgate-Palmolive Company, Kimberly-Clark Corporation and P&G.

	INDEXED RETURNS (Years ending)
Company / Index	2015	2016	2017	2018	2019	2020
■ Church & Dwight Co., Inc.	100.00	105.73	121.93	162.44	176.02	220.87
■ S&P 500 Index	100.00	111.95	136.38	130.39	171.44	202.96
■ S&P 500 Household Products Index	100.00	104.83	119.35	119.36	156.95	181.69

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

In December 2020, we entered into an ASR contract with a commercial bank to purchase our Common Stock.  We paid $300.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $270.0, or 3.1 million shares.  We used cash on hand and short-term borrowings to fund the initial purchase price.  Upon the completion of the ASR, which ended in February 2021, the bank delivered to us an additional 0.4 million shares.  The final shares delivered to the us were determined by the average price per share paid by the bank during the purchase period.  All 3.5 million shares were purchased under our evergreen program.

 As a result of our Common Stock repurchases in recent years, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of December 31, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
10/1/2020 to 10/31/2020	-	$-	-	$210,000,000
11/1/2020 to 11/30/2020	-	-	-	$210,000,000
12/1/2020 to 12/31/2020	3,130,072	86.26	3,130,072	$210,000,000
Total	3,130,072	$86.26	3,130,072

(1)	There were no shares of Common Stock withheld by us to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

FIVE‑YEAR FINANCIAL REVIEW

(Dollars in millions, except per share data and employees)

	2020 (1)	2019 (1)	2018 (1)	2017 (1)	2016 (1)
Operating Results
Net Sales	$4,895.8	4,357.7	4,145.9	3,776.2	3,493.1
Marketing expenses	$591.2	515.0	483.2	454.2	427.2
Research and development expenses	$102.6	93.6	89.7	70.8	63.2
Income from Operations (2, 3)	$1,029.7	840.2	791.7	732.7	724.2
% of Sales	21.0%	19.3%	19.1%	19.4%	20.7%
Net Income (2, 3, 4, 5)	$785.9	615.9	568.6	743.4	459.0
Net Income per Share-Basic (2, 3, 4, 5, 6)	$3.18	2.50	2.32	2.97	1.78
Net Income per Share-Diluted (2, 3, 4, 5, 6)	$3.12	2.44	2.27	2.90	1.75
Financial Position
Total Assets	$7,414.5	6,657.4	6,069.2	6,014.8	4,354.1
Total Debt (4)	$2,163.9	2,063.1	2,107.1	2,374.3	1,120.2
Total Stockholders' Equity	$3,020.4	2,667.8	2,453.8	2,218.0	1,977.9
Total Debt as a % of Total Capitalization	42%	44%	46%	52%	36%
Other Data
Average Common Shares Outstanding-Basic (6)	246.8	246.2	245.5	250.6	257.6
Cash Dividends Paid	$237.3	224.1	213.3	190.4	183.0
Cash Dividends Paid per Common Share (6)	$0.96	0.91	0.87	0.76	0.71
Stockholders' Equity per Common Share (6)	$12.24	10.84	10.00	8.85	7.68
Additions to Property, Plant & Equipment	$98.9	73.7	60.4	45.0	49.8
Depreciation & Amortization(7)	$189.7	176.4	141.1	125.4	107.6
Employees at Year-End	5,100	4,800	4,700	4,700	4,500
(1)

Period to period comparisons of the data presented above are impacted by the effect of acquisitions and divestitures made by us.  For further explanation of the impact of the acquisitions occurring in 2020, 2019, and 2018 refer to Note 6 to the consolidated financial statements.

(2)

2020, 2019, 2018, and 2017 results contain acquisition-related business acquisition liability adjustments of $94.0 of additional income or $0.28 per share in 2020, $1.2 of additional expense or $0.01 per share in 2019, $7.5 of income or $0.02 per share in 2018, and $5.4 of additional expense or $0.02 per share in 2017.

(3)

2017 results include a $39.2 pre-tax charge or $0.12 per share to settle an international defined benefit pension plan.  2019 results include an SG&A charge associated with selling our consumer business in Brazil of $7.6 (or $0.03 per share).  2020 results include a $3.0 pre-tax gain or $0.01 per share for the sale of our PERL WEISS® toothpaste brand in Germany.

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

(7)	2020 and 2019 include $20.1 and $17.9 of amortization expense, respectively, related to right of use leased assets recognized upon the adoption of the new lease accounting standard.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements.

OVERVIEW

Our Business

We develop, manufacture and market a broad range of consumer household and personal care and specialty products focused on animal and food production, chemicals and cleaners.  We focus our consumer products marketing efforts principally on our 13 “power brands.”  These well-recognized brand names include ARM & HAMMER, used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent; TROJAN condoms, lubricants and vibrators; OXICLEAN stain removers, cleaning solutions, laundry detergent and bleach alternatives; SPINBRUSH battery-operated and manual toothbrushes;  FIRST RESPONSE home pregnancy and ovulation test kits; NAIR depilatories; ORAJEL oral analgesic; XTRA laundry detergent; L’IL CRITTERS and VITAFUSION gummy dietary supplements; BATISTE dry shampoos; WATERPIK water flossers and replacement showerheads; FLAWLESS products; and ZICAM cold remedy products.

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

We operate our business in three segments: Consumer Domestic, Consumer International and the Specialty Products Division (“SPD”).  The segments are based on differences in the nature of products and organizational and ownership structures.  In 2020, the Consumer Domestic, Consumer International and SPD segments represented approximately 77%, 17% and 6%, respectively, of our consolidated net sales.

COVID-19 Pandemic

The COVID-19 pandemic is positively impacting certain of our businesses, while negatively impacting the short-term results of certain others. We have continued to experience a significant increase in consumer demand for many of our products that began in March of 2020, including VITAFUSION and L’IL CRITTERS gummy vitamins, A&H Liquid laundry detergent, A&H baking soda, A&H cat litter and Kaboom bathroom cleaners.  On the other hand, some other personal care brands have been negatively impacted by the temporary closures of certain non-essential retailers and the reduction of consumer foot traffic at retailers from which these brands derive a significant proportion of sales.  Our WaterPik business had been negatively impacted by the temporary closure of dental offices across the United States in the first half of the year but had positive sales growth in the second half and full year as dental offices have re-opened.  Looking forward, we may experience significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things, the temporary or prolonged inability of consumers to purchase our products due to illness, quarantine or other travel or gathering restrictions, store closures, unemployment or other financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling or similar pantry-loading or unloading activity.

Some products have also been impacted by a shift in consumer spending away from more discretionary products.  While there is no certainty that current high levels of demand for certain of our products will continue, we have taken steps to increase short-term manufacturing capacity for our cleaning products (including laundry detergent, baking soda, and cleaners) and health care products (including vitamins and nasal hygiene) and are working closely with our suppliers, contract manufacturers and retail partners to ensure sustained supply to keep pace with increased demand.  We will also make investments in the expansion of long-term in-house and third-party manufacturing capacity.  Although we have seen increased demand in certain of our product categories, in the future, the COVID-19 pandemic may cause reduced demand for our products if it results in a recessionary global economic environment.  The timing and impact of potential consumer pantry destocking in markets in which we serve may also have a negative impact on demand.  Moreover, we continue to experience and anticipate increased online sales during the COVID-19 pandemic.

The COVID-19 pandemic and the corresponding government response have led to increased unemployment and economic uncertainty, which could lead to a further reduction in consumer spending.  In early 2021, vaccines for combatting COVID-19 were approved by health agencies in some countries in which we operate, including the U.S., U.K., European Union, Canada and Mexico. However, initial quantities of vaccines are limited and vaccine distributions, controlled by local authorities, are being allocated, generally first to front-line health care workers and other essential workers and next to those members of individual populations believed most susceptible to severe effects from COVID-19. Full administration of the COVID-19 vaccines is unlikely to occur in most jurisdictions until mid- to late- 2021. Economic conditions are, and we expect that they will continue to be, highly volatile and uncertain. Recessionary conditions could reduce demand for our discretionary products and put downward pressure on prices.  Some of our retail customers have closed their stores or reduced store

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

hours, which has impacted their ability to meet outstanding obligations and may cause further reductions in their purchases in the coming months.

Substantially all of our products are considered by various governmental authorities to be essential for purposes of continuing our operations during the Covid-19 pandemic and our manufacturing and distribution facilities and those of our suppliers and contract manufacturers are open and continue to operate under applicable governmental requirements and guidance, including the Department of Homeland Security’s March 19, 2020 Guidance on the Essential Critical Infrastructure Workforce.  We intend to continue to work with government authorities, implement our employee safety measures and supplement our in-house manufacturing with increased use of contract manufacturers to ensure that we are able to continue to manufacture and distribute our products during the COVID-19 pandemic. However, uncertainty resulting from the COVID-19 pandemic could result in an unforeseen disruption to our supply chain (for example a closure of a key manufacturing or distribution facility or the inability of a key supplier, contract manufacturer or transportation supplier to source and transport materials) that could impact our operations and ability to supply products to our customers.

We are monitoring the impact that the COVID-19 pandemic and corresponding government action is having on our customers and consumer demand and how potentially it will impact future cash flows for the short and long term and its impact to intangible asset carrying values.  While we expect that many of these effects will not be permanent, it is impossible to predict their duration.

2020 Financial Highlights

Key 2020 financial results include:

•

2020 net sales grew 12.3% over 2019, with gains in all three of our segments.  The gains are primarily due to favorable volumes in all three segments, as well as favorable pricing/product mix in the Consumer Domestic and Consumer International segments, partially offset by unfavorable pricing/product mix in SPD.

•

Gross margin decreased 30 basis points to 45.2% in 2020 from 45.5% in 2019, primarily due to higher manufacturing costs, in part due to costs associated with the COVID-19 pandemic, higher tariffs, and the impact on margins from acquired businesses, partially offset by favorable volume price/product mix and the impact of productivity programs.

•

Operating margin increased 170 basis points to 21.0% in 2020 from 19.3% in 2019, reflecting lower selling, general and administrative expenses (including the impact of the Flawless business acquisition liability adjustment), partially offset by lower gross margin and higher marketing costs as a percentage of sales.

•	We reported diluted net earnings per share in 2020 of $3.12, an increase of approximately 27.9% from 2019 diluted net earnings per share of $2.44.
•

Cash provided by operations was $990.3 in 2020, an $125.8 increase from the prior year, due to higher cash earnings (net income adjusted for non-cash items such as depreciation, amortization, non-cash compensation and changes in business acquisition liabilities and deferred taxes) and an improvement in working capital.

•	We returned $537.3 in 2020 to our stockholders through dividends and share repurchases.

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

We expect a competitive marketplace in 2021 due to new product introductions by competitors.  In this environment, we intend to continue to aggressively pursue several key strategic initiatives: maintain competitive marketing and trade spending, tightly control our cost structure, continue to develop and launch new and differentiated products, and pursue strategic acquisitions.  We also intend to continue to grow our product sales globally and maintain an offering of premium and value brand products to appeal to a wide range of consumers.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

We derive a substantial percentage of our revenues from sales of liquid laundry detergent. The continued customer demand for these products are critical to our future success.  As a result, any commercialization, delays or reduction of sales of these products, in the event that our diversification efforts discussed below are not successful, could have a material adverse effect on our business, financial condition and operating results and cash flows. In addition, condom usage has declined, as a result of a lower 18 to 24 year-old population, alternate birth control options, less fear of HIV, social distancing, decreased sexual activity, and increased competition, all of which have contributed to lower demand for our products in the condom category. We continue to evaluate and vigorously address these pressures through, among other things, new product introductions and increased marketing and trade spending. However, there is no assurance that the category will not decline in the future and that we will be able to offset any such decline.

We are continuously focused on strengthening our key brands through the launch of innovative new products, which span various product categories, including premium and value household products supported by increased marketing and trade spending.  There can be no assurance that these measures will be successful.

In the domestic business, seven out of 13 “power brands” met or exceeded category growth for the full year 2020.  Our global product portfolio consists of both premium (58% of total worldwide consumer revenue in 2020) and value (42% of total worldwide consumer revenue in 2020) brands, which we believe enables us to succeed in a range of economic environments.  We intend to continue to develop a portfolio of appealing new products to build loyalty among cost-conscious consumers.

Over the past two decades, we have diversified from an almost exclusively U.S. business to a global company with approximately 17% of sales derived from international countries in 2020.  We have subsidiary operations in six countries (Canada, Mexico, U.K., France, Germany, and Australia) and sell to over 130 other countries.  In 2020, we benefited from our expanded global footprint and expect to continue to focus on selectively expanding our global business.  If we are unable to expand our business internationally at the rate that we expect, we may not realize the operational benefits that we anticipate.

Although we believe ongoing international expansion represents a significant opportunity to grow our business, our increasing activity in global markets exposes us to additional complexity and uncertainty.  Net sales generated outside of the U.S. are exposed to foreign currency exchange rate fluctuations as well as political uncertainty which could impact future operating results.  Moreover, the current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty regarding the global economy. The impact of U.S. tariffs on certain products was a component of increased cost of sale during the year ended December 31, 2020. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we manufacture or sell large quantities of products and services could negatively impact our business, results of operations and financial condition.

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

The identification and integration of strategic acquisitions are an important component of our overall strategy and product category diversification.  Acquisitions have added significantly to our sales and profits and product category diversification over the last decade.  This is evidenced by our 2015 acquisition of certain assets of Varied Industries Corporation (the “Vi-cor Acquisition”), 2016 acquisitions of Spencer Forrest, Inc., the maker of TOPPIK (the “Toppik Acquisition”), and the ANUSOL and RECTINOL businesses from Johnson & Johnson (the “Anusol Acquisition”), 2017 acquisitions of VIVISCAL from Lifes2Good Holdings Limited (the “Viviscal Acquisition”), Agro BioSciences, Inc. (the “Agro Acquisition”), and WATERPIK from Pik Holdings, Inc. (the “Waterpik Acquisition”),  2018 acquisition of Passport Food Safety Solutions, Inc. (the “Passport Acquisition”), the 2019 acquisition of FLAWLESS; and the 2020 acquisition of ZICAM from Consumer Health Holdco LLC. However, the failure to effectively identify or integrate any acquisition or achieve expected synergies may cause us to incur material asset write-downs.  We actively seek acquisitions that fit our guidelines, and our strong financial position provides us with flexibility to take advantage of acquisition opportunities.  In addition, our ability to quickly integrate acquisitions and leverage existing infrastructure has enabled us to establish a strong track record in making accretive acquisitions.  Since 2001, we have acquired 12 of our 13 “power brands”.

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

For information regarding risks and uncertainties that could materially adversely affect our business, results of operations and financial condition and cash flows, see “Risk Factors” in Item 1A of this Annual Report.

Recent Developments

Zicam Acquisition

On December 1, 2020, we acquired all of the outstanding equity of Consumer Health Holdco LLC, the owner of the ZICAM® brand and cold remedy products business.  We paid $512.7, net of cash acquired, at closing and deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller.  The additional amount is payable five years from the closing.  Zicam’s annual sales for the year ended December 31, 2020 were approximately $107.0.  The acquisition was financed by us with a combination of cash on hand and short-term borrowings.  The ZICAM business is managed in the Consumer Domestic segment.

Dividend Increase

On January 29, 2021, the Board declared a 5.2% increase in the regular quarterly dividend from $0.24 to $0.2525 per share, equivalent to an annual dividend of $1.01 per share payable to stockholders of record as of February 16, 2021.  The increase raises the annual dividend payout from $237.0 to approximately $250.0.

Accelerated Share Repurchase Program

In December 2020, we entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase Common Stock.  We paid $300.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $270.0, or 3.1 million shares.  We used cash on hand and short-term borrowings to fund the initial purchase price.  Upon the completion of the ASR, which ended in February 2021, the bank delivered to us an additional 0.4 million shares.  The final shares delivered to the us were determined by the average price per share paid by the bank during the purchase period.  All 3.5 million shares were purchased under our evergreen program.  As a result of our stock repurchases in recent years, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of December 31, 2020.

PERL WEISS Transaction

During the first quarter of 2020, we sold our PERL WEISS® toothpaste brand in Germany with a tradename net book value of $2.7 and corresponding goodwill of $1.3 for cash proceeds of $7.0.  The $3.0 gain associated with this transaction was recorded as a reduction of selling, general & administrative (“SG&A”) expense in the Consumer International segment.

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

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of our revenue represents sales of finished goods inventory and is recognized when received or picked up by our customers.  The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers).  All such costs are netted against sales.  Slotting costs are recorded when the product is delivered to the customer.  Cooperative advertising costs are recorded when the customer places the advertisement for our products.  Discounts relating to price reduction arrangements and coupons are recorded when the related sale takes place.  Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold.  We rely on historical experience and forecasted data to determine the required reserves.  For example, we use historical experience to project coupon redemption rates to determine reserve requirements.  Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, a difference of approximately $1.0 in the reserve required for coupons would result.  With regard to other promotional reserves and sales returns, we use experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required.  If our estimates for promotional activities and sales returns reserves were to change by 10% the impact to promotional spending and sales return accruals would be approximately $9.6.  While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations.

Impairment of goodwill, trade names and other intangible assets

Carrying values of goodwill and indefinite-lived trade names are reviewed periodically for possible impairment.  Finite intangible assets are assessed when there are business triggering events.  Our impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate.  Management uses estimates based on expected trends in making these assumptions.  With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit.  For trade names and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Judgment is required in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.  The result of our annual goodwill impairment test determined that the estimated fair value substantially exceeded the carrying values of all reporting units.  In addition, there were no goodwill impairment charges for each of the years in the three-year period ended December 31, 2020.

Fair value for indefinite lived intangible assets was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  We determined that the fair value of all intangible assets for each of the years in the three-year period ended December 31, 2020 exceeded their respective carrying values based upon the forecasted cash flows and profitability. However, in recent years our TROJAN business, specifically the condom category, has not grown and competition has increased resulting in a reduction in expected future cash flows.  As a result, the TROJAN business has experienced sales and profit declines that has eroded a significant portion of the excess between the fair and carrying value of the tradename, which could potentially result in an impairment.  While management can and has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of these assets.

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

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2020.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment.  This section of this Form 10-K generally discusses 2020 and 2019 results and year-to-year comparisons between 2020 and 2019.  Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. The segment discussion also addresses certain product line information.  Our operating segments are consistent with our reportable segments.

Consolidated results

2020 compared to 2019

	Twelve Months Ended	Change vs.	Twelve Months Ended
	December 31, 2020	Prior Year	December 31, 2019
Net Sales	$4,895.8	12.3%	$4,357.7
Gross Profit	$2,214.2	11.6%	$1,984.0
Gross Margin	45.2%	-30 basis points	45.5%
Marketing Expenses	$591.2	14.8%	$515.0
Percent of Net Sales	12.1%	+30 basis points	11.8%
Selling, General & Administrative Expenses	$593.3	-5.6%	$628.8
Percent of Net Sales	12.1%	-230 basis points	14.4%
Income from Operations	$1,029.7	22.6%	$840.2
Operating Margin	21.0%	+170 basis points	19.3%
Net income per share - Diluted	$3.12	27.9%	$2.44

Net Sales

Net sales for the year ended December 31, 2020 were $4,895.8, an increase of $538.1, or 12.3% compared to 2019 net sales.  The components of the net sales increase are as follows:

Net Sales - Consolidated	December 31, 2020
Product volumes sold	8.1%
Pricing/Product mix	1.5%
Foreign exchange rate fluctuations / Other	(0.1%)
Volume from acquired product lines (net of divestiture) (1)	2.8%
Net Sales increase	12.3%
(1)

On December 1, 2020, we completed the Zicam Acquisition.  On May 1, 2019, we completed the Flawless Acquisition.   The results of these acquisitions are included in our results since the date of acquisition.  During the second quarter of 2019, we sold our consumer business in Brazil.  During the first quarter of 2020 we completed the sale of the PERL WEISS brand.

The volume change reflects increased product sales in all three of our segments. Price/mix was favorable in the Consumer Domestic and Consumer International segments, but was partially offset by slightly unfavorable price/mix in the SPD segment.

Our gross profit for 2020 was $2,214.2, a $230.2 increase compared to 2019.  Gross margin was 45.2% in 2020 compared to 45.5% in 2019, a 30 basis points (“bps”) decrease.  The decrease is due to higher manufacturing costs of 240 bps, primarily due to costs associated with the COVID-19 pandemic, higher costs of 50 bps as a result of incremental tariffs, and the impact on margins from acquired businesses of 30 bps, partially offset by favorable price/volume/mix of 150 bps (primarily due to a reduction in trade promotion and coupons to reduce retail depletion of inventories), and the impact of productivity programs of 140 bps.

Operating Costs

Marketing expenses for 2020 were $591.2, an increase of $76.2 compared to 2019.  The higher marketing expenses is due to investments behind new product launches, consumer research and digital advertising.  Marketing expenses as a percentage of net sales increased 30 bps to 12.1% in 2020 as compared to 2019 due to 160 bps on higher expenses partially offset by 130 bps of leverage on higher net sales.

SG&A expenses for 2020 were $593.3, a decrease of $35.5 or 5.6% compared to 2019.  The decrease is primarily due to the reduction of the Flawless business acquisition liability by $94.0, the reduction of expenses related to the 2019 charge associated with selling our consumer

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

business in Brazil of $7.6, and the 2020 gain of $3.0 associated with the sale of PERL WEISS, partially offset by higher amortization expense related to the Flawless and Zicam Acquisitions, and higher incentive compensation, information system, R&D and selling costs. SG&A as a percentage of net sales decreased 230 bps to 12.1% in 2020 compared to 14.4% in 2019.  The decrease is due to 160 bps of leverage associated with higher sales and 70 bps on lower expenses, including the impact of the Flawless business acquisition liability adjustment.

Other Income and Expenses

Other expense increased by $1.0 in 2020 as compared to 2019, primarily due to the effect of changes in foreign exchange rates.

Interest expense in 2020 was $61.0, a decrease of $12.6. The decrease is primarily due to the repayment of the $300.0 2.45% Senior Notes that matured in the fourth quarter of 2019 and lower interest rates.

Taxation

The 2020 U.S. federal effective income tax rate was 19.3% compared to 20.4% in 2019. The decrease of 110 basis points was impacted by higher stock option exercises and a tax settlement in 2020.

Segment results for 2020, 2019 and 2018

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

The Corporate segment income consists of equity in earnings of affiliates.  As of December 31, 2020, we held 50% ownership interests in each of Armand and ArmaKleen, respectively.  Our equity in earnings of Armand and ArmaKleen, totaling $6.7, $6.6 and $9.2 for the three years ended December 31, 2020, 2019 and 2018, respectively, are included in the Corporate segment.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for each of the three years ended December 31, 2020, 2019 and 2018 were as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
2020	$3,767.6	$828.2	$300.0	$0.0	$4,895.8
2019	3,302.6	756.3	298.8	0.0	4,357.7
2018	3,129.9	709.5	306.5	0.0	4,145.9
Income before Income Taxes(2)
2020(4)	$832.4	$105.0	$29.7	$6.7	$973.8
2019(5)	645.8	74.0	47.3	6.6	773.7
2018(6)	577.2	81.5	51.6	9.2	719.5
(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $11.7, $10.5 and $5.7 for the years ended December 31, 2020, 2019 and 2018, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.

(3)	Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen in 2020, 2019 and 2018.
(4)

2020 results include a $94.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $79.9 was recorded to Consumer Domestic and $14.1 was recorded to Consumer International.  During 2020, we sold our PERL WEISS® toothpaste brand in Germany resulting in a reduction in SG&A expenses of $3.0 recorded in Consumer International.

(5)

2019 results include an SG&A charge associated with selling our consumer business in Brazil of $7.6 recorded in Consumer International and a $10.0 SG&A charge to adjust the Flawless business acquisition liability, of which $8.5 was recorded to Consumer Domestic and $1.5 was recorded to Consumer International.  These charges were partially offset by a $7.3 adjustment to the Passport business acquisition liability and a $1.5 adjustment to the Agro business acquisition liability, both of which reduced SG&A expenses in SPD.

(6)	2018 results include a $7.5 reduction of SG&A expenses to adjust the Agro business acquisition liability in SPD.

Product line revenues for external customers for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Household Products	$2,038.5	$1,821.7	$1,725.5
Personal Care Products	1,729.1	1,480.9	1,404.4
Total Consumer Domestic	3,767.6	3,302.6	3,129.9
Total Consumer International	828.2	756.3	709.5
Total SPD	300.0	298.8	306.5
Total Consolidated Net Sales	$4,895.8	$4,357.7	$4,145.9

Household Products include deodorizing, cleaning and laundry products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Consumer Domestic

2020 compared to 2019

Consumer Domestic net sales in 2020 were $3,767.6, an increase of $465.0 or 14.1% compared to net sales of $3,302.6 in 2019.  The components of the net sales change are the following:

Net Sales - Consumer Domestic	December 31, 2020
Product volumes sold	8.9%
Pricing/Product mix	1.8%
Acquired product lines (1)	3.4%
Net Sales increase	14.1%
(1)	Includes the Flawless and Zicam Acquisitions since the date of acquisition.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

The increase in net sales for 2020 reflects the impact of the Flawless and Zicam Acquisitions, higher sales of VITAFUSION and L’IL CRITTERS gummy vitamins, ARM & HAMMER liquid laundry detergent, OXICLEAN® stain fighters, ARM & HAMMER clumping cat litter and baking soda, WATERPIK water flossers and showerheads, KABOOM bathroom cleaners, and ARM & HAMMER laundry detergent scent boosters.  A number of these brands realized higher than anticipated sales due to higher consumer demand due to the COVID-19 pandemic.

Condom usage has declined, as a result of a lower 18 to 24 year-old population, alternate birth control options, less fear of HIV, decreased sexual activity, and increased competition, all of which have contributed to lower demand for our products in the condom category.  Due primarily to the recent social distancing requirements related to the COVID-19 pandemic, condom usage continues to decline.  As a result, the TROJAN business has experienced sales and profit declines that has eroded a portion of the excess between the fair and carrying value of the tradename, which could potentially result in an impairment.  The carrying value of the TROJAN tradename is $176.4 and fair value exceeded carrying value by 53% as of December 31, 2020.  This indefinite-lived intangible asset is susceptible to impairment risk. While management can and has implemented strategies to address the risk, including lowering our production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.  This could result in a decline in fair value that could trigger a future impairment charge of the tradename.

Consumer Domestic income before income taxes for 2020 was $832.4, a $186.6 increase as compared to 2019.  The increase is due primarily to higher volumes of $206.6, favorable price/mix of $60.1, lower SG&A expenses of $14.4 (driven by the Flawless business acquisition liability adjustment of $79.9 in 2020), and lower interest and other expenses of $9.8, partially offset by higher marketing expenses of $62.7, and unfavorable manufacturing and distribution expenses of $40.9.

Consumer International

2020 compared to 2019

Consumer International net sales in 2020 were $828.2, an increase of $71.9 or 9.5% as compared to 2019.  The components of the net sales change are the following:

Net Sales - Consumer International	December 31, 2020
Product volumes sold	7.7%
Pricing/Product mix	0.9%
Foreign exchange rate fluctuations	(0.7%)
Volume from acquired product lines (net of divestiture) (1)	1.6%
Net Sales increase	9.5%
(1)

Includes the Flawless Acquisition since the date of acquisition.  During the second quarter of 2019, we sold our consumer business in Brazil.  During the first quarter of 2020 we completed the sale of the PERL WEISS brand.

Excluding the impact of foreign exchange rates and the Flawless Acquisition, higher sales were driven primarily by the Global Markets Group, as well as Canada and Australia domestic markets, partially offset by declines in Mexico and UK.  A number of brands in these regions realized higher than anticipated sales due to higher consumer demand resulting from the COVID-19 pandemic.

Consumer International income before income taxes was $105.0 in 2020, an increase of $31.0 compared to 2019 due primarily to higher sales volumes of $38.9, lower SG&A costs of $22.7 (driven by the Flawless business acquisition liability adjustment of $14.1 in 2020), and lower interest expense of $0.4, partially offset by higher marketing expenses of $13.4, unfavorable manufacturing and commodity costs of $6.5, unfavorable price/product mix of $6.3, unfavorable foreign exchange rates of $3.6, and higher other expenses of $1.0.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Specialty Products

2020 compared to 2019

SPD net sales were $300.0 for 2020, an increase of $1.2, or 0.4% compared to 2019.  The components of the net sales change are the following:

Net Sales - SPD	December 31, 2020
Product volumes sold	0.8%
Pricing/Product mix	(0.4%)
Net Sales increase	0.4%

Higher volumes in the non-dairy segment of the Animal and Food Production business were partially offset by lower volumes in the dairy segment, while the Specialty Chemicals business had flat volumes.  Lower pricing primarily due to product mix in the non-dairy segment and the Specialty Chemicals business was partially offset by higher pricing in the dairy segment.  Overall demand for these segments were impacted by factors relating to the COVID-19 pandemic.

SPD income before income taxes was $29.7 in 2020, a decrease of $17.6 compared to 2019.  The decrease in income before income taxes for 2020 is due primarily to higher SG&A costs of $13.6, unfavorable manufacturing costs of $8.6, and unfavorable price/product mix of $1.3, partially offset by higher sales volumes of $3.2, lower expenses of $2.9 including $0.4 of lower marketing expenses.

 Corporate

The Corporate segment reflects the reclassification of administrative costs of the production, planning and logistics functions which are included in SG&A expenses in the operating segments but are elements of cost of sales in our Consolidated Statements of Income.  Such amounts were $59.8, $48.2 and $44.0 for 2020, 2019 and 2018, respectively.

Also included in corporate segment are the equity in earnings of affiliates from Armand and ArmaKleen, totaling $6.7, $6.6 and $9.2 for the three years ended December 31, 2020, 2019 and 2018, respectively.

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

In March 2020, we borrowed $825.0 under the Revolving Credit Facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic.  The full $825.0 was repaid in May 2020.  We have the ability to borrow under the Revolving Credit Facility at any time up to the borrowing limit.

As of December 31, 2020, we had $183.1 in cash and cash equivalents, and approximately $648.0 available through the revolving facility under our Credit Agreement and our commercial paper program.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

On May 1, 2019, we entered into a $300.0 unsecured term loan credit facility with various banks, the proceeds of which were used to partially fund the Flawless Acquisition.  Unless prepaid, the loan is due on May 1, 2022.  The interest rate is U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on our credit rating, which can range from 60 bps to 113 bps.

We financed the Waterpik Acquisition with a portion of the proceeds from an underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017, consisting of $300.0 aggregate principal amount of Floating Rate Senior Notes that were due in 2019 and have been fully repaid, $300.0 aggregate principal amount of 2.45% Senior Notes due 2022, $425.0 aggregate principal amount of 3.15% Senior Notes due 2027 and $400.0 aggregate principal amount of 3.95% Senior Notes due 2047 (collectively, the “Senior Notes”).  The Floating Rate Senior Notes, which matured and were repaid in full with cash on hand and commercial paper on January 25, 2019, bore interest at a rate, reset quarterly, equal to three-month LIBOR plus 0.15%.

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

In 2015, we initiated a Supply Chain Finance program (“SCF Program”).  Under the SCF Program, qualifying suppliers may elect to sell their receivables from us for early payment. Participating suppliers negotiate their receivables sales arrangements directly with a third party. We are not party to those agreements and do not have an economic interest in the supplier’s decision to sell their receivables.  The SCF Program may allow suppliers more favorable terms than they could secure on their own.  The terms of our payment obligations are not impacted by a supplier’s participation in the SCF Program.   Our payment terms with suppliers are consistent between suppliers that elect to participate in the SCF Program and those that do not participate.  As a result, the program does not have an impact to our average days outstanding.

All amounts outstanding to suppliers participating in the SCF Program are recorded within Accounts Payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows.

The current economic environment presents risks that could have adverse consequences for our liquidity.  See the discussion of this and other risks under “Risk Factors” in Item 1A of this Annual Report.  Although there is uncertainty related to the impact of the COVID-19 pandemic on our future results, we believe our efficient business model and strong balance sheet position us to manage our business through this crisis. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.  We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement because we currently are, and anticipate that we will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

On January 29, 2021, the Board declared a 5.2% increase in the regular quarterly dividend from $0.24 to $0.2525 per share, equivalent to an annual dividend of $1.01 per share payable to stockholders of record as of February 16, 2021.  The increase raises the annual dividend payout from $237.0 to approximately $250.0.

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

In December 2020, we entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase Common Stock.  We paid $300.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $270.0, or 3.1 million shares.  We used cash on hand and short-term borrowings to fund the initial purchase price.  Upon the completion of the ASR, which ended in February 2021, the bank delivered to us an additional 0.4 million shares.  The final shares delivered to us were determined by the average price per share paid by the bank during the purchase period.  All 3.5 million shares were purchased under our evergreen program.

As a result of these Common Stock repurchases, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of December 31, 2020.

 We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due and pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $180 in 2021 primarily for manufacturing capacity investments in laundry, litter and vitamins to support expected future sales growth.  We do not have any mandatory fixed rate debt principal payments due in 2021.  Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Cash Flow Analysis

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Net cash provided by operating activities	$990.3	$864.5	$763.6
Net cash used in investing activities	$(608.1)	$(553.5)	$(112.1)
Net cash used in financing activities	$(360.1)	$(472.9)	$(609.0)

2020 compared to 2019

Net Cash Provided by Operating Activities – Our primary source of liquidity is our cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  Our net cash provided by operating activities in 2020 increased by $125.8 to $990.3 as compared to $864.5 in 2019 due to higher cash earnings (net income adjusted for non-cash items such as depreciation, amortization, non-cash compensation and changes in business acquisition liabilities and deferred taxes) and an improvement in working capital.  The change in working capital is primarily due to higher accounts payable and accrued expenses, which in part is due to higher inventories to support sales growth.  We measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended December 31, 2020 and 2019:

	As of
	December 31, 2020	December 31, 2019	Change
Days of sales outstanding in accounts receivable ("DSO")	28	29	(1)
Days of inventory outstanding ("DIO")	62	61	1
Days of accounts payable outstanding ("DPO")	72	69	(3)
Cash conversion cycle	18	21	(3)

Our cash conversion cycle (defined as the sum of DSO plus DIO less DPO) at December 31, 2020, which is calculated using a two period average method, decreased 3 days from the prior year amount of 21 days to 18 days at December 31, 2020 due primarily to an increase in DPO of 3 days due to payable term extensions and payables related to higher inventory purchases.  We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during 2020 was $608.1, primarily reflecting $512.7 for the Zicam Acquisition, $98.9 for property, plant and equipment additions, partially offset by cash proceeds of $7.0 from the sale of the PERL WEISS® toothpaste brand in Germany.  Net cash used in investing activities during 2019 was $553.5, primarily reflecting $475.0 for the Flawless Acquisition, and $73.7 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the twelve months of 2020 was $360.1, reflecting $300.0 of repurchases of our Common Stock, $237.3 of cash dividend payments, and $14.5 for the Agro business acquisition liability settlement, partially offset by $99.0 of short-term debt borrowings, net of repayments, and $93.0 of proceeds from stock option exercises. Net cash used in financing activities during the twelve months of 2019 was $472.9, reflecting $250.0 of repurchases of our common stock, $224.1 of cash dividend payments, and $49.0 of net debt repayments, partially offset by $52.8 of proceeds from stock option exercises.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Commitments as of December 31, 2020

The table below summarizes our material contractual obligations and commitments as of December 31, 2020.

	Payments Due by Period
			2022 to	2024 to	After
	Total	2021	2023	2025	2025
Short & Long-Term Debt
Term loan due 2022	$300.0	$0.0	$300.0	$0.0	$0.0
2.45% Senior Notes due 2022	300.0	0.0	300.0	0.0	0.0
2.875% Senior Notes due 2022	400.0	0.0	400.0	0.0	0.0
3.15% Senior Notes due 2027	425.0	0.0	0.0	0.0	425.0
3.95% Senior Notes due 2047	400.0	0.0	0.0	0.0	400.0
Debt obligations of foreign subsidiaries	2.4	2.4	0.0	0.0	0.0
	1,827.4	2.4	1,000.0	0.0	825.0
Interest on Fixed Rate Debt(1)	539.9	48.0	71.3	58.4	362.2
Lease Obligations	240.3	32.2	55.8	45.7	106.6
Other Long-Term Liabilities
Letters of Credit(2)	3.1	3.1	0.0	0.0	0.0
Purchase Obligations(3)	291.3	205.8	75.4	10.1	0.0
Other(4)	9.1	4.5	4.6	0.0	0.0
Total	$2,911.1	$296.0	$1,207.1	$114.2	$1,293.8

(1)	Represents interest on our 2.45% Senior Notes due in 2022, 2.875% Senior Notes due in 2022, 3.15% Senior Notes due 2027 and 3.95% Senior Notes due 2047.
(2)	Letters of credit with several banks guarantee payment for items such as insurance claims in the event of our insolvency.
(3)

We have outstanding purchase obligations with suppliers at the end of 2020 for raw, packaging and other materials and services in the normal course of business.  These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding, and do not represent total anticipated purchases.

(4)	Other includes payments for baseball marketing and sponsorship.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing or unconsolidated special purpose entities.

OTHER ITEMS

Market risk

Concentration of Risk

A group of three customers accounted for approximately 36% of consolidated net sales each year in 2020, 2019 and 2018, respectively, of which a single customer, Walmart, accounted for approximately 23%, 24% and 23% in 2020, 2019 and 2018, respectively.

Interest Rate Risk

We had outstanding total debt at December 31, 2020, of $2,163.9, net of debt issuance costs, of which 70% has a fixed weighted average interest rate of 3.1% and the remaining 30% was constituted of commercial paper issued by us that currently has a weighted average interest rate of approximately 0.26% and the Term loan due 2022 with a current rate of approximately 0.88%.  In 2019, we entered into interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark LIBOR interest rate associated with anticipated issuances of debt.  The notional amount of the interest rate swap locks is $300.0. These interest rate swap lock agreements have been designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted for as fair value hedges.

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

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section.  Refer to page 44 of this Annual Report.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that as of December 31, 2020, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting.  Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedule appear on pages 47 and 50 of this Annual Report on Form 10-K.

/s/ Matthew T. Farrell	/s/ Richard A. Dierker
Matthew T. Farrell	Richard A. Dierker
President and Chief Executive Officer	Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)
February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2019, the Company adopted the Financial Accounting Standard Board’s new standard related to leases using the optional transition method of adoption, which permits the Company to continue presenting all periods prior to January 1, 2019 under the previous lease accounting guidance.

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

Tradenames and Other Intangibles, Net – Trojan - Refer to Notes 1 and 7 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company owns tradenames that are considered to have indefinite lives. These tradenames are required to be measured periodically for impairment. In recent years the Company’s Trojan business, specifically the condom category, has not grown and competition has increased resulting in a reduction in expected future cash flows.  As a result, the Trojan business has experienced sales and profit declines that has eroded a portion of the excess between the fair and carrying value, which could result in an impairment of the asset if such sales and profit declines continue.  The carrying value of the Trojan tradename is $176.4 million and fair value exceeded the carrying value by 53% as of December 31, 2020.

Management estimates the fair value of this tradename on a periodic basis. The determination of the fair value requires management to make significant estimates and assumptions related to future performance, such as unit volume, revenue growth rates, royalty rates, as well as the selection of appropriate discount rates. Changes in these assumptions could have a significant impact on the fair value of the tradename, leading to an impairment.

Given the significant judgments made by management to estimate the tradename’s fair value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future performance involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future performance and selection of the discount rate for the tradename included the following, among others:

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

Acquisition – Zicam Tradename – Refer to Note 6 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company acquired all of the outstanding equity of Consumer Health Holdco LLC, the owner of the ZICAM™ brand and cold remedy products business (the “Zicam Acquisition”).  The Company paid $512.7 million, net of cash acquired, at closing and deferred an additional cash payment of $20.0 million related to certain indemnifications provided by the seller.  The Company accounted for the Zicam Acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a tradename of $367.8 million. Management estimated the fair value of the tradename using a discounted cash flow method. The fair value determination of the tradename required management to make significant estimates and assumptions related to future revenue, cash flows and the selection of a discount rate.

Given that the fair value determination of the tradename requires management to make significant estimates and assumptions related to the forecasts of future revenue and cash flow, and the selection of a discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecast of future revenue and cash flows for the valuation of the tradename, as well as the selection of the associated discount rates, included the following, among others:

•	We tested the effectiveness of controls over the valuation of the tradename, including management’s controls over forecasts of future revenue and cash flows and selection of discount rates.
•	We assessed the reasonableness of management’s forecasts of future revenue and cash flows by comparing the projections to
–	Historical performance.
–	Internal communications to management and the Board of Directors.
–	Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies and discount rates by:
–	Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
–	Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Parsippany, NJ

February 18, 2021

We have served as the Company's auditor since 1968.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

February 18, 2021

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net Sales	$4,895.8	$4,357.7	$4,145.9
Cost of sales	2,681.6	2,373.7	2,305.1
Gross Profit	2,214.2	1,984.0	1,840.8
Marketing expenses	591.2	515.0	483.2
Selling, general and administrative expenses	593.3	628.8	565.9
Income from Operations	1,029.7	840.2	791.7
Equity in earnings of affiliates	6.7	6.6	9.2
Investment earnings	0.5	1.6	1.9
Other income (expense), net	(2.1)	(1.1)	(3.9)
Interest expense	(61.0)	(73.6)	(79.4)
Income before Income Taxes	973.8	773.7	719.5
Income taxes	187.9	157.8	150.9
Net Income	$785.9	$615.9	$568.6

Weighted average shares outstanding - Basic	246.8	246.2	245.5
Weighted average shares outstanding - Diluted	252.2	252.1	250.7
Net income per share - Basic	$3.18	$2.50	$2.32
Net income per share - Diluted	$3.12	$2.44	$2.27
Cash dividends per share	$0.96	$0.91	$0.87

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2020	2019	2018
Net Income	$785.9	$615.9	$568.6
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	10.4	5.7	(10.6)
Defined benefit plan adjustments gain (loss)	0.0	(0.9)	1.4
Income (loss) from derivative agreements	(21.3)	(17.9)	(7.4)
Other comprehensive (loss) income	(10.9)	(13.1)	(16.6)
Comprehensive income	$775.0	$602.8	$552.0

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$183.1	$155.7
Accounts receivable, less allowances of $3.7 and $2.4	398.8	356.4
Inventories	495.4	417.4
Other current assets	35.1	26.9
Total Current Assets	1,112.4	956.4

Property, Plant and Equipment, Net	612.8	573.0
Equity Investment in Affiliates	9.1	9.7
Trade Names and Other Intangibles, Net	3,110.2	2,750.0
Goodwill	2,229.6	2,079.5
Other Assets	340.4	288.8
Total Assets	$7,414.5	$6,657.4

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$351.4	$252.9
Accounts payable and accrued expenses	1,024.5	831.9
Income taxes payable	12.7	7.5
Total Current Liabilities	1,388.6	1,092.3

Long-term Debt	1,812.5	1,810.2
Deferred Income Taxes	707.3	579.6
Deferred and Other Long-term Liabilities	367.7	315.5
Business Acquisition Liabilities	118.0	192.0
Total Liabilities	4,394.1	3,989.6

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares; 292,855,100 shares issued as of December 31, 2020 and 2019	292.8	292.8
Additional paid-in capital	274.4	295.5
Retained earnings	4,786.0	4,237.4
Accumulated other comprehensive loss	(77.6)	(66.7)
Common stock in treasury, at cost: 47,494,982 shares as of December 31, 2020 and 47,439,300 shares as of December 31, 2019	(2,255.2)	(2,091.2)
Total Stockholders' Equity	3,020.4	2,667.8
Total Liabilities and Stockholders’ Equity	$7,414.5	$6,657.4

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash Flow From Operating Activities
Net Income	$785.9	$615.9	$568.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	66.2	63.8	64.4
Amortization expense	123.5	112.6	76.7
Change in fair value of business acquisition liabilities	(93.7)	1.3	0.0
Deferred income taxes	25.7	5.6	11.1
Equity in net earnings of affiliates	(6.7)	(6.6)	(9.2)
Distributions from unconsolidated affiliates	7.4	5.3	10.1
Non-cash compensation expense	21.5	20.8	23.3
Asset impairment charge and other asset write-offs	1.9	13.8	3.6
Gain on sale of assets	(3.0)	0.0	0.0
Other	2.3	0.1	1.0
Change in assets and liabilities:
Accounts receivable	(13.4)	(9.2)	(3.4)
Inventories	(61.9)	(33.8)	(55.1)
Other current assets	(10.2)	4.9	18.9
Accounts payable and accrued expenses	168.0	72.8	54.9
Income taxes payable	12.2	3.4	(6.1)
Other operating assets and liabilities, net	(35.4)	(6.2)	4.8
Net Cash Provided By Operating Activities	990.3	864.5	763.6
Cash Flow From Investing Activities
Additions to property, plant and equipment	(98.9)	(73.7)	(60.4)
Proceeds from sale of assets	7.0	0.0	0.0
Acquisitions	(512.7)	(475.0)	(49.8)
Other	(3.5)	(4.8)	(1.9)
Net Cash Used In Investing Activities	(608.1)	(553.5)	(112.1)
Cash Flow From Financing Activities
Long-term debt borrowings	0.0	300.0	0.0
Long-term debt (repayments)	0.0	(600.0)	0.0
Short-term debt borrowings, net of repayments	99.0	251.0	(268.8)
Proceeds from stock options exercised	93.0	52.8	76.6
Payment of cash dividends	(237.3)	(224.1)	(213.3)
Purchase of treasury stock	(300.0)	(250.0)	(200.0)
Payment of business acquisition liabilities	(14.5)	0.0	0.0
Deferred financing and other	(0.3)	(2.6)	(3.5)
Net Cash Used In Financing Activities	(360.1)	(472.9)	(609.0)
Effect of exchange rate changes on cash and cash equivalents	5.3	0.9	(4.7)
Net Change In Cash and Cash Equivalents	27.4	(161.0)	37.8
Cash and Cash Equivalents at Beginning of Period	155.7	316.7	278.9
Cash and Cash Equivalents at End of Period	$183.1	$155.7	$316.7

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash paid during the year for:
Interest (net of amounts capitalized)	$58.8	$70.6	$74.9
Income taxes	$162.1	$134.8	$116.8
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$20.1	$10.4	$6.9

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020, 2019 and 2018

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity
December 31, 2017	292.8	(45.2)	$292.8	$264.6	$3,479.0	$(36.4)	$(1,782.0)	$2,218.0
Adoption of new accounting pronouncements (Note 1)	0.0	0.0	0.0	0.0	(1.7)	(0.6)	0.0	(2.3)
Net income	0.0	0.0	0.0	0.0	568.6	0.0	0.0	568.6
Other comprehensive (loss) income	0.0	0.0	0.0	0.0	0	(16.6)	0.0	(16.6)
Cash dividends	0.0	0.0	0.0	0.0	(213.3)	0.0	0.0	(213.3)
Stock purchases	0.0	(4.1)	0.0	0.0	0.0	0.0	(200.0)	(200.0)
Stock based compensation expense and stock option plan transactions	0.0	3.3	0.0	16.2	0.0	0.0	83.2	99.4
December 31, 2018	292.8	(46.0)	$292.8	$280.8	$3,832.6	$(53.6)	$(1,898.8)	$2,453.8
Adoption of new accounting pronouncements (Note 1)	0.0	0.0	0.0	0.0	13.0	0.0	0.0	13.0
Net income	0.0	0.0	0.0	0.0	615.9	0.0	0.0	615.9
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(13.1)	0.0	(13.1)
Cash dividends	0.0	0.0	0.0	0.0	(224.1)	0.0	0.0	(224.1)
Stock purchases	0.0	(3.6)	0.0	0.0	0.0	0.0	(250.0)	(250.0)
Stock based compensation expense and stock option plan transactions	0.0	2.2	0.0	14.7	0.0	0.0	57.6	72.3
December 31, 2019	292.8	(47.4)	$292.8	$295.5	$4,237.4	$(66.7)	$(2,091.2)	$2,667.8
Net income	0.0	0.0	0.0	0.0	785.9	0.0	0.0	785.9
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(10.9)	0.0	(10.9)
Cash dividends	0.0	0.0	0.0	0.0	(237.3)	0.0	0.0	(237.3)
Stock purchases	0.0	(3.1)	0.0	(30.0)	0.0	0.0	(270.0)	(300.0)
Stock based compensation expense and stock option plan transactions	0.0	3.1	0.0	8.9	0.0	0.0	106.0	114.9
December 31, 2020	292.8	(47.4)	$292.8	$274.4	$4,786.0	$(77.6)	$(2,255.2)	$3,020.4

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Management makes estimates regarding inventory valuation, promotional and sales returns reserves, the carrying amount of goodwill and other intangible assets, the realization of deferred tax assets, tax reserves, business acquisition liabilities, liabilities related to other postretirement benefit obligations and other matters that affect the reported amounts and other disclosures in the financial statements.  These estimates are based on judgment and available information.  Actual results could differ materially from those estimates, and it is possible that changes in such estimates could occur in the near term.

Revenue Recognition

Revenue is recognized when control of a promised good is transferred to a customer in an amount that reflects the consideration that the Company expects to be entitled to in exchange for that good.  This usually occurs when finished goods are delivered to the Company’s customers or when finished goods are picked up by a customer or a customer’s carrier.

Adoption of the new revenue recognition pronouncement as discussed below did not have a significant impact on the Company’s consolidated financial statements.  The adoption required the Company to recognize certain costs earlier, primarily due to the timing of coupon expense recognition, which was not material.  Refer to the table below on page 61 for a presentation of the impacts of adoption of the guidance on the Company’s January 1, 2018 balance sheet.

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

The Company sells consumer products under a variety of brands through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar, pet and other specialty stores and websites and other e-commerce channels, all of which sell its products to consumers. The Company sells its specialty products to industrial customers, livestock producers and through distributors.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Refer to Note 17 for disaggregated revenue information with respect to each of the Company’s segments.

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

Sales of Accounts Receivable

The Company entered into a factoring agreement with a financial institution to sell certain customer receivables at discounted rates in 2015.  Transactions under this agreement are accounted for as sales of accounts receivable and are removed from the Consolidated Balance Sheet at the time of the sales transaction.  As the customers associated with the Company’s factoring program have been consistent in recent years, the sales performance by customer has driven the amount factored each year.  The Company factored $21.1, $26.0, and $7.5 during the years ended December 31, 2020, 2019 and 2018, respectively.

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

Inventories

Inventories are valued at the lower of cost or market (net realizable value, which reflects any costs to sell or dispose).  The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value.  The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions.  Estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products.  The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required.  Adjustments to reflect inventory at net realizable value were $17.0 at December 31, 2020, and $16.0 at December 31, 2019.

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

Research and Development

The Company incurred research and development expenses in the amount of $102.6, $93.6 and $89.7 in 2020, 2019 and 2018, respectively.  These expenses are included in SG&A expenses and are expensed as incurred.

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

	2020	2019	2018
Weighted average common shares outstanding - basic	246.8	246.2	245.5
Dilutive effect of stock options	5.4	5.9	5.2
Weighted average common shares outstanding - diluted	252.2	252.1	250.7
Antidilutive stock options outstanding	1.5	1.5	1.9

Employee and Director Stock Based Compensation

The fair value of share-based compensation is determined at the grant date and the related expense is recognized over the required employee service period in which the share-based compensation vests.  The following table presents the pre-tax expense associated with the fair value of unvested stock options and restricted stock awards included in SG&A expenses and in cost of sales:

	For the Year Ended December 31,
	2020	2019	2018
Cost of sales	$3.6	$2.8	$2.6
Selling, general and administrative expenses	21.0	19.6	22.3
Total	$24.6	$22.4	$24.9

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance (with subsequent targeted amendments) which modifies the measurements of expected credit losses for certain financial instruments and financial assets, including trade receivables.  This guidance was effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  The standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In 2016, the FASB issued guidance that clarifies the principles for recognizing revenue.  The amendments clarify the guidance for identifying performance obligations, licensing arrangements and principal versus agent considerations.  The amendments additionally provide clarification on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition.  The new standard was adopted by the Company using the modified retrospective approach in the first quarter of 2018.  See page 56 for the Company’s revenue recognition accounting policy.

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

Adoption of the new revenue recognition pronouncement as discussed above did not have a significant impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2020 and December 31, 2019:

		December 31, 2020		December 31, 2019
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$73.7	$73.7	$65.3	$65.3
Financial Liabilities:
Short-term borrowings	Level 2	351.4	351.4	252.9	252.9
Term loan due May 1, 2022	Level 2	300.0	300.0	300.0	300.0
2.45% Senior notes due August 1, 2022	Level 2	299.9	310.1	299.8	302.6
2.875% Senior notes due October 1, 2022	Level 2	399.9	416.6	399.9	408.2
3.15% Senior notes due August 1, 2027	Level 2	424.7	472.4	424.7	438.9
3.95% Senior notes due August 1, 2047	Level 2	397.4	502.2	397.3	427.1
Interest Rate Swap Lock Agreement asset (liability)	Level 2	(57.0)	(57.0)	(29.5)	(29.5)
Business Acquisition Liabilities	Level 3	118.0	118.0	206.2	206.2

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the twelve months ended December 31, 2020.

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

Interest Rate Swap Lock Agreement:  The Company entered into interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark U.S. Dollar London Interbank Offered Rate (“LIBOR”) interest rate associated with anticipated issuances of debt.  The notional amount of the interest rate swap locks is $300.0. These interest rate swap lock agreements have been designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted as fair value hedges.  The liability increased by $27.5 during the year ended December 31, 2020 primarily due to lower current and projected interest rates and is recorded in Deferred and Other Long-term Liabilities with the offset to Accumulated Other Comprehensive Loss and Deferred Taxes.

Business Acquisition Liabilities: The business acquisition liabilities represent the estimated fair value of additional future contingent consideration payable for acquisitions of businesses that included contingent consideration clauses.  The fair value of business acquisition liabilities are evaluated on an ongoing basis and are based on management estimates and entity-specific assumptions which are considered Level 3 inputs.  As of December 31, 2020, the Company had a business acquisition liability related to the Flawless Acquisition of $98.0 and

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

also a $20.0 liability in connection with the Zicam acquisition which is payable five years from the closing.  As of December 31, 2019, the Company had business acquisition liabilities related to the Flawless Acquisition of $192.0 and related to the Agro Acquisition of $14.2.  In April 2020, a payment of $14.5 was paid to settle the Agro Acquisition liability. As of December 31, 2019, the Agro Acquisition liability was recorded within Accounts Payable and Accrued Expenses.

The initial fair value of the Passport business acquisition liability was $7.3.  That amount was first established in the purchase allocation after Passport was acquired on March 8, 2018.  During the second quarter of 2019, the Company recorded a reduction in fair value of the entire $7.3 Passport business acquisition liability based on the revised valuation due to updated sales forecasts.  There was no change in the business acquisition liability for the year ended December 31, 2020.

The initial fair value of the Flawless business acquisition liability was $182.0. That amount was first established in the purchase allocation after Flawless was acquired on May 1, 2019 and has since been decreased by $84.0 to $98.0 based on the revised valuation due to updated sales forecasts.  The $84.0 reduction of SG&A expense was recorded within the Consumer Domestic and Consumer International segments.  The Flawless business acquisition liability is expected to be paid in the first half of 2022.  See Note 15 for further details.

The fair value measurement of the business acquisition liabilities are determined using Level 3 inputs. The fair value is determined using the present value of the weighted probabilities of the possible payments due to randomly changing revenue growth. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the fair value of the business acquisition liabilities. Changes in the fair value of the business acquisition liabilities are recorded in general and administrative expenses in the accompanying consolidated statements of operations.

Other:  The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of December 31, 2020 and 2019.

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

During 2020 and 2019, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments.  The tables following the discussion of the derivative instruments below summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated statements of income and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products.  These carriers currently charge the Company a basic rate per mile for diesel fuel price increases.  The Company has entered into hedge agreements with counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel.  Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to it common carriers.  The agreements covered approximately 70% of the Company’s 2020 diesel fuel requirements and are expected to cover approximately 75% of the Company’s estimated diesel fuel requirements

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

for 2021.  These diesel fuel hedge agreements qualify for hedge accounting.  Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/ Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, and U.S. Dollar/Australian Dollar.

The Company enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in U.S. Dollar, Canadian Dollar, Pound, Euro, Mexican Peso, and Australian Dollar.  The Company entered into forward exchange contracts to hedge itself from the risk that, due to fluctuations in currency exchange rates, it would be adversely affected by net cash outflows.  The face value of the unexpired contracts as of December 31, 2020 totaled $260.7 in U.S. Dollars, of which $252.7 qualifies as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

Interest Rate Swap Lock Agreement

The Company entered into interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark LIBOR interest rate associated with anticipated issuances of debt.  The notional amount of the interest rate swap locks is $300.0. These interest rate swap lock agreements have been designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted as fair value hedges.  The fair value of the interest rate swap lock agreements is reflected in the Consolidated Balance Sheet within Deferred and Other Long-term Liabilities.

Commodity Hedges

The Company is subject to exposure due to changes in prices of commodities used in production. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, the Company enters into commodity forward swap contracts.   These hedges are designated as cash flow hedges for accounting purposes and, therefore, changes in the fair value of the contracts are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.  The fair value of these commodity hedge agreements is reflected in the Consolidated Balance Sheet within Other Current Assets and Accounts Payable and Accrued Expenses.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign exchange contracts	$252.7	$216.0
Interest rate swap lock	$300.0	$300.0
Diesel fuel contracts	6.7 gallons	4.8 gallons
Commodities contracts	84.0 pounds	81.2 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$8.0	$0.0
Equity derivatives	$23.3	$22.1

Excluding the interest rate swap lock disclosed in note 2, the fair values and amount of gain (loss) recognized in income and other comprehensive income associated with the derivative instruments disclosed above do not have a material impact on the Company’s consolidated financial statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

4.	Inventories

Inventories consist of the following:

	December 31,	December 31,
	2020	2019
Raw materials and supplies	$112.9	$85.9
Work in process	33.0	29.0
Finished goods	349.5	302.5
Total	$495.4	$417.4

On April 1, 2018, the Company changed its method of accounting for inventories from last-in-first-out (“LIFO”) to first-in-first-out (“FIFO”) for the approximately 17% of consolidated inventory not previously valued using FIFO. Substantially all of the Company’s Specialty Products Division segment inventory as well as domestic inventory sold primarily under the ARM & HAMMER trademark in the Consumer Domestic segment was previously determined using LIFO. After this change, the value of all of the Company’s inventory was determined by the FIFO method.  The Company believes this change is preferable as the predominant method to value inventory has been FIFO, which will provide a uniform costing method across all inventory. Prior financial statements have not been retroactively adjusted due to immateriality. The cumulative effect of the change in accounting principle of approximately $4.0 pre-tax was recorded as a decrease to cost of goods sold for the quarter ended June 30, 2018.

5.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consist of the following:

	December 31,	December 31,
	2020	2019
Land	$28.3	$27.8
Buildings and improvements	265.3	255.4
Machinery and equipment	793.4	737.4
Software	103.0	96.7
Office equipment and other assets	85.1	76.0
Construction in progress	86.8	72.9
Gross PP&E	1,361.9	1,266.2
Less accumulated depreciation and amortization	749.1	693.2
Net PP&E	$612.8	$573.0

	For the Year Ended December 31,
	2020	2019	2018
Depreciation and amortization on PP&E	$66.2	$63.8	$64.4

6.	Acquisitions

On December 1, 2020, the Company acquired all of the outstanding equity of Consumer Health Holdco LLC, the owner of the ZICAM™ brand and cold remedy products business (the “Zicam Acquisition”).  The Company paid $512.7, net of cash acquired, at closing and deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller.  The additional amount is payable five years from the closing and is recorded in Business Acquisition Liabilities on the balance sheet.  Zicam’s annual net sales for the year ended December 31, 2020 were approximately $107.0.  The acquisition was financed by the Company with a combination of cash on hand and short-term borrowings.  The ZICAM business is managed in the Consumer Domestic segment.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The preliminary fair values of the net assets acquired are set forth as follows:

Inventory and other working capital	$40.2
Property, plant and equipment	0.5
Trade name	367.8
Other intangible assets	93.8
Goodwill	151.4
Current liabilities	(13.1)
Deferred Income Taxes	(107.2)
Other long-term liabilities	(20.7)
Cash purchase price (net of cash acquired)	$512.7

The trade names and other intangible assets were valued using a discounted cash flow model.  All of the intangible assets recognized from the Zicam Acquisition have a useful life which ranges from 10 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquired business and the Company.  Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.  The goodwill and other intangible assets associated with the Zicam Acquisition are not deductible for U.S. tax purposes.

On May 1, 2019, the Company closed on its previously announced acquisition of the FLAWLESS business (the “Flawless Acquisition”) from Ideavillage Products Corporation (“Ideavillage”). The Company paid $475.0 at closing and may make an additional business acquisition liability payment up to a maximum of $425.0 in cash, based on a trailing twelve-month net sales target ending no later than December 31, 2021. The transaction was funded with a three-year term loan and commercial paper borrowings. There was a six-month integration transition period in which the net cash received from Ideavillage was accounted for as other revenue as a component of net sales. The Company purchased the inventory following the transition period, at such time, the Company became the principal party to the sales transactions. The Flawless business is managed in the Consumer Domestic and Consumer International segments and represents an addition to the Company’s specialty haircare portfolio which includes BATISTE dry shampoo, VIVISCAL hair thinning supplements, and TOPPIK hair fibers.

The fair values of the net assets acquired are set forth as follows:

Trade name	$447.3
Other intangible assets	121.8
Goodwill	87.9
Business acquisition liability	(182.0)
Cash purchase price	$475.0

As a result of the Company purchasing assets, the goodwill and other intangible assets associated with the Flawless Acquisition are deductible for U.S. tax purposes.  The trade names and other intangible assets were valued using a discounted cash flow model.  All of the intangible assets recognized from the Flawless Acquisition have a useful life which ranges from 15 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquired business and the Company.  Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.  The business acquisition liability will be reassessed at each balance sheet date until the completion of the earn-out period.  Subsequent to the date of the Flawless Acquisition, the Company decreased the estimate of the business acquisition liability by $84.0 from $182.0 to $98.0 based on the revised valuation due to updated sales forecasts.  Ideavillage will continue to help support the business through a separate long-term transition services agreement.

On March 8, 2018, the Company purchased Passport Food Safety Solutions, Inc. (“Passport”).  Passport sells products for pre- and post-harvest treatment in the poultry, swine, and beef production markets (the “Passport Acquisition”).  The total purchase price was approximately $50.0, which was subject to an additional payment of up to $25.0 based on sales performance through 2020.   Passport’s annual sales were approximately $21.0 in 2017.    The Passport Acquisition was funded with short-term borrowings and is managed in the SPD segment.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The fair values of the net assets acquired are set forth as follows:

Inventory and other working capital	$3.3
Long-term assets	1.0
Trade names and other intangibles	28.5
Goodwill	32.5
Current liabilities	(1.1)
Long-term liabilities	(7.1)
Business acquisition liability	(7.3)
Cash purchase price (net of cash acquired)	$49.8

The trade names and other intangible assets were valued using a discounted cash flow model.  All of the intangible assets recognized from the Passport Acquisition have a useful life which ranges from 10 - 15 years.  The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. Pro forma results are not presented because the impact is not material to the Company’s consolidated financial results.  During the second quarter of 2019, the Company reduced the entire fair value of the $7.3 business acquisition liability based on the revised valuation and updated sales forecasts.  The reduction was recorded in SG&A in the SPD segment.  There was no change in the business acquisition liability for the year ended December 31, 2020.  The goodwill and other intangible assets associated with the Passport Acquisition are not deductible for U.S. tax purposes.

7.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	December 31, 2020				December 31, 2019
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade names	$1,389.6	$(269.6)	$1,120.0	3-20	$1,025.8	$(219.7)	$806.1
Customer Relationships	659.5	(291.2)	368.3	15-20	584.8	(255.0)	329.8
Patents/Formulas	230.5	(85.3)	145.2	4-20	211.4	(73.0)	138.4
Non Compete Agreement	0.0	0.0	0.0	5-10	0.4	(0.4)	0.0
Total	$2,279.6	$(646.1)	$1,633.5		$1,822.4	$(548.1)	$1,274.3

Indefinite lived intangible assets - Carrying value

	December 31,	December 31,
	2020	2019
Trade names	$1,476.7	$1,475.7

During the first quarter of 2020, the Company sold its PERL WEISS® toothpaste brand in Germany with a tradename net book value of $2.7 and corresponding goodwill of $1.3 for cash proceeds of $7.0.  The $3.0 gain associated with this transaction was recorded as a reduction of SG&A expense in the Consumer International segment.

Intangible amortization expense amounted to approximately $99.9 for 2020, $90.4 for 2019 and $71.2 for 2018, respectively.  The Company estimates that intangible amortization expense will be approximately $120.3 in 2021 and approximately $116.1 to $107.4 annually over the next five years.

The Company determined that the carrying value of its trade names as of December 31, 2020 and 2019, was recoverable based upon the forecasted cash flows and profitability of the brands.

Fair value for indefinite lived intangible assets was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  The key assumptions used in determining fair value are sales growth, profitability margins, tax rates and discount rates. The Company determined that the fair value of all indefinite lived intangible assets for each of the years in the three-year period ended December 31, 2020 exceeded their respective carrying values based upon the forecasted cash flows and profitability. However, in recent years the

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Company’s TROJAN business, specifically the condom category, has not grown and competition has increased resulting in a reduction in expected future cash flows.  As a result, the TROJAN business has experienced sales and profit declines that has eroded a portion of the excess between the fair and carrying value of the tradename, which could potentially result in an impairment.  The carrying value of the TROJAN tradename is $176.4 and fair value exceeded carrying value by 53% as of December 31, 2020.  The key assumptions used in the projections from the Company’s October 1, 2020 impairment analysis include discount rates of 7.0% in the U.S. and 9.0% internationally, growth assumptions commensurate with its outlook for the brand and the category, and an average royalty rate of approximately 10%.  These discount rates were reduced by 250 basis points from the October 1, 2019 impairment analysis to reflect the inherent reduction in the risk profile of the Company’s cash flows.  This indefinite-lived intangible asset is susceptible to impairment risk. While management can and has implemented strategies to address the risk, including lowering the Company’s production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.  This could result in a decline in fair value that could trigger a future impairment charge of the tradename.  The Company’s indefinite lived intangible impairment review is completed in the fourth quarter of each year.

The Company has continued to experience a significant increase in consumer demand for many of its products that began in March of 2020, including VITAFUSION and L’IL CRITTERS gummy vitamins, A&H Liquid laundry detergent, A&H baking soda, and A&H cat litter and KABOOM bathroom cleaners.  On the other hand, some other personal care brands have been negatively impacted by the temporary closures of certain non-essential retailers and the reduction of consumer foot traffic at retailers from which these brands derive a significant proportion of sales.  The Company’s WATERPIK business had been negatively impacted by the temporary closure of dental offices across the United States in the first half of the year but had positive sales growth in the second half and full year as dental offices have re-opened.  The Company is monitoring the impact the pandemic and the associated governmental response is having on its customers and consumer demand, as well as the potential impact on the Company’s short and long-term cash flows as it relates to its intangible asset carrying values.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2018	$1,633.2	$223.7	$136.0	$1,992.9
Flawless acquired goodwill	74.7	13.2	0.0	87.9
Other	0.0	(1.3)	0.0	(1.3)
Balance at December 31, 2019	$1,707.9	$235.6	$136.0	$2,079.5
PERL WEISS divestiture	0.0	(1.3)	0.0	(1.3)
Zicam acquired goodwill	151.4	0.0	0.0	151.4
Balance at December 31, 2020	$1,859.3	$234.3	$136.0	$2,229.6

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

A summary of the Company’s lease information is as follows:

		December 31,	December 31,
	Classification	2020	2019
Assets
Right of use assets	Other Assets	$181.6	$150.7

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$25.0	$16.4
Long-term lease liabilities	Deferred and Other Long-term Liabilities	168.3	144.0
Total lease liabilities		$193.3	$160.4

Other information
Weighted-average remaining lease term (years)		9.7	11.1
Weighted-average discount rate		4.3%	4.9%

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2020	December 31, 2019
Statement of Income
Lease cost(1)	$27.7	$24.6

Other information
Leased assets obtained in exchange for new lease liabilities(2)	$50.4	$61.1
Cash paid for amounts included in the measurement of lease liabilities	$25.6	$24.3
(1)

Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item.  Short-term lease expense is excluded from this amount and is not material.  The Company also has certain variable leases which are not material.  The noncash component of lease expense for the twelve months ended December 31, 2020 and 2019 was $20.1 and $17.9 and is included in the Amortization caption in the condensed consolidated statement of cash flows.

(2)

In October 2020, the Company entered into an agreement with a third-party warehouse provider.  This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $24.2.  In March 2020, the Company approved a capital project to purchase additional machinery and equipment at one of its leased manufacturing facilities. This led to a lease modification to include a renewal option that would extend the lease for an additional five years through 2029.  The modification resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $7.3 recorded in the first quarter of 2020.  In June 2019, the Company amended an operating lease for one of its manufacturing facilities to extend the lease an additional ten years through 2033.  The amendment resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $53.0 recorded in the second quarter of 2019.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2021	$32.2
2022	30.3
2023	25.5
2024	23.4
2025	22.3
2026 and thereafter	106.6
Total future minimum lease commitments	240.3
Less: Imputed Interest	(47.0)
Present value of lease liabilities	$193.3

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2020	2019
Trade accounts payable	$588.1	$473.3
Accrued marketing and promotion costs	177.8	138.1
Accrued wages and related benefit costs	124.2	96.5
Other accrued current liabilities	134.4	124.0
Total	$1,024.5	$831.9

10.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,	December 31,
	2020	2019
Short-term borrowings
Commercial paper issuances	$349.0	$248.6
Various debt due to international banks	2.4	4.3
Total short-term borrowings	$351.4	$252.9

Long-term debt
Term loan due May 1, 2022	300.0	300.0
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	(0.1)	(0.2)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.1)	(0.1)
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.3)	(0.3)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.6)	(2.7)
Debt issuance costs, net	(9.4)	(11.5)
Net long-term debt	$1,812.5	$1,810.2

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

$1.425M Senior Notes

The Company financed the Waterpik Acquisition with a portion of the proceeds from an underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017, consisting of $300.0 aggregate principal amount of Floating Rate Senior Notes that were due in 2019 and fully repaid, $300.0 aggregate principal amount of 2.45% Senior Notes due 2022, $425.0 aggregate principal amount of 3.15% Senior Notes due 2027 and $400.0 aggregate principal amount of 3.95% Senior Notes due 2047 (collectively, the “Senior Notes”).  The Floating Rate Senior Notes which matured and were repaid in full on January 25, 2019, bore interest at a rate, reset quarterly, equal to three-month U.S. Dollar LIBOR plus 0.15%.  The remaining proceeds of the offering of the Senior Notes were used to pay down in its entirety and terminate the Company’s $200.0 term loan borrowed in the second quarter of 2017 and to repay a portion of the Company’s outstanding commercial paper borrowings.

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

 Commercial Paper

The Company has an agreement with four banks to establish a commercial paper program (the “Program”).  Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0.  The maturities of the notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the rating agencies designated in the agreement at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement.  If, for any reason, the Company is unable to access the commercial paper market, the revolving credit facility would be utilized to meet the Company’s short-term liquidity needs.  The Company had $349.0 of commercial paper outstanding as of December 31, 2020 with a weighted-average interest rate of approximately 0.26% and had $248.6 of commercial paper outstanding as of December 31, 2019 with a weighted-average interest rate of approximately 1.92%.

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

11.	Income Taxes

The components of income before taxes are as follows:

	2020	2019	2018
Domestic	$921.6	$726.7	$671.8
Foreign	52.2	47.0	47.7
Total	$973.8	$773.7	$719.5

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

	2020	2019	2018
Current:
U.S. federal	$114.2	$117.2	$103.4
State	32.1	24.9	23.4
Foreign	15.9	10.1	13.0
	162.2	152.2	139.8
Deferred:
U.S. federal	22.9	3.6	5.4
State	4.2	(0.5)	4.6
Foreign	(1.4)	2.5	1.1
	25.7	5.6	11.1
Total provision	$187.9	$157.8	$150.9

Deferred tax assets (liabilities) consist of the following at December 31:

	2020	2019
Deferred tax assets:
Accounts receivable	$6.8	$3.8
Deferred compensation	48.6	47.7
Pension, postretirement and postemployment benefits	6.3	5.6
Other	19.9	18.5
Tax credit carryforwards/other tax attributes	17.9	9.0
International operating loss carryforwards	8.7	11.4
Interest rate swaps	14.2	7.4
Total gross deferred tax assets	122.4	103.4
Valuation allowances	(22.6)	(23.2)
Total deferred tax assets	99.8	80.2
Deferred tax liabilities:
Goodwill	(226.9)	(184.5)
Trade names and other intangibles	(520.4)	(414.1)
Property, plant and equipment	(56.1)	(59.7)
Total deferred tax liabilities	(803.4)	(658.3)
Net deferred tax liability	$(703.6)	$(578.1)
Long term net deferred tax asset	3.7	1.5
Long term net deferred tax liability	(707.3)	(579.6)
Net deferred tax liability	$(703.6)	$(578.1)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

	2020	2019	2018
Statutory rate	21%	21%	21%
Tax that would result from use of the federal statutory rate	$204.5	$162.4	$151.1
State and local income tax, net of federal effect	28.7	19.3	22.1
Varying tax rates of foreign affiliates	2.8	1.8	3.3
Valuation Allowances	2.9	0.9	1.0
Stock Options Exercised	(29.4)	(16.1)	(22.1)
Worthless Stock Deduction - Investment in Brazil	0.0	(12.0)	0.0
Reserve for Uncertain Tax Position - Investment in Brazil	(10.6)	12.0	0.0
Other	(11.0)	(10.5)	(4.5)
Recorded tax expense	$187.9	$157.8	$150.9
Effective tax rate	19.3%	20.4%	21.0%

At December 31, 2020, certain foreign subsidiaries of the Company had net operating loss carryforwards of approximately $27.2.  Approximately $0.3 of such net operating loss carryforwards expire on various dates through December 31, 2024.  The remaining net operating loss carryforwards are not subject to expiration.

The Company believes that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized.  In recognition of this risk, the Company has provided a valuation allowance of $8.7 and $11.4 at December 31, 2020 and 2019, respectively, on the deferred tax asset relating to these net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of a foreign subsidiary will not be realized.  In recognition of this risk, the Company maintains a valuation allowance of $1.3 and $1.3 at December 31, 2020 and 2019, respectively, on these deferred tax assets.

The Company has determined that it is more likely than not that the benefit from certain foreign tax credit carryforwards will not be realized.  In recognition of this risk, the Company maintained a valuation allowance of $12.6 and $10.5 at December 31, 2020 and December 31, 2019, respectively, on the deferred tax asset relating to these foreign tax credit carryforwards.

The Company does not have any undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested outside of the U.S.

The Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities.  Under applicable accounting guidance, these tax positions do not meet the minimum threshold required for the related tax benefit to be recognized in the income statement.

  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019	2018
Unrecognized tax benefits at January 1	$18.9	$4.7	$0.0
Gross increases - tax positions in current period	0.0	13.2	0.0
Gross increases - tax positions in prior period	1.6	1.4	5.1
Gross decreases - tax positions in prior period	(11.8)	0.0	0.0
Decreases due to settlements and payments	(1.4)	0.0	0.0
Lapse of statute of limitations	0.0	(0.4)	(0.4)
Unrecognized tax benefits at December 31	$7.3	$18.9	$4.7

During 2019 the Company ceased conducting business in Brazil and recorded a $12.0 reserve for an uncertain tax position relating to a worthless stock deduction for its investment in Brazil.  The Company requested a ruling from the IRS in connection with the worthless stock deduction.  During 2020 the Company reached a settlement with the IRS for $1.4 relating to the worthless stock deduction and released the related $12.0 reserve, which resulted in a $10.6 income tax benefit.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Included in the balance of unrecognized tax benefits at December 31, 2020, December 31, 2019 and December 31, 2018 are $6.2, $18.0 and $3.9, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2020, December 31, 2019 and December 31, 2018 are $1.1, $0.9 and $0.8, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and international jurisdictions.  The Company’s U.S. federal income tax returns are closed for tax years through 2016.  The Company is currently under audit by several state and international taxing authorities for the years 2015 through 2018. It is reasonably possible that a decrease of approximately $0.7 in the unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations.

The Company’s policy for recording interest associated with income tax examinations is to record interest as a component of Income before Income Taxes. During the twelve months ended December 31, 2020, December 31, 2019, and December 31, 2018, the Company recognized interest expense associated with uncertain tax positions of approximately $0.4, $0.4 and $0.2, respectively. As of December 31, 2020, December 31, 2019, and December 31, 2018 the Company had accrued interest expense related to unrecognized tax benefits of $1.0, $0.6 and $0.3, respectively.

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

Stock option transactions for the year ended December 31, 2020 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2019	14.0	$43.23
Granted	1.9	74.39
Exercised	(3.1)	30.23
Cancelled	(0.1)	65.44
Outstanding as of December 31, 2020	12.7	$50.72	5.8	$463.4
Exercisable as of December 31, 2020	7.6	$39.92	4.0	$357.7

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table summarizes information relating to options outstanding and exercisable as of December 31, 2020:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2020	Contractual Life	Price	12/31/2020	Price
$0.01 - $20.00	0.1	2.5	$3.44	0.1	$3.44
$20.01 - $30.00	0.9	1.4	$26.11	0.9	$26.11
$30.01 - $40.00	2.5	2.9	$32.80	2.5	$32.80
$40.01 - $50.00	2.8	4.8	$44.24	2.8	$44.21
$50.01 - $60.00	3.1	6.9	$51.98	1.3	$53.64
$60.01 - $70.00	0.1	7.9	$65.52	0.0	$0.0
$70.01 - $80.00	3.2	9.0	$75.35	0.0	$0.0
	12.7	5.8	$50.72	7.6	$39.92

The table above represents the Company’s estimate of stock options fully vested and expected to vest.  Expected forfeitures are not material and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	2020	2019	2018
Intrinsic Value of Stock Options Exercised	$159.8	$93.1	$109.6
Stock Compensation Expense Related to Stock Option Awards	$21.1	$20.3	$21.3
Issued Stock Options	1.9	1.5	2.0
Weighted Average Fair Value of Stock Options issued (per share)	$12.85	$14.90	$9.79
Fair Value of Stock Options Issued	$24.5	$22.1	$19.4

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2020	2019	2018
Risk-free interest rate	0.5%	2.0%	2.9%
Expected life in years	7.3	7.3	7.3
Expected volatility	19.9%	17.2%	17.1%
Dividend yield	1.3%	1.2%	1.7%

The fair value of stock options is based upon the Black Scholes option pricing model.  The Company determined the stock options’ lives based on historical exercise behavior and their expected volatility and dividend yield based on the historical changes in stock price and dividend payments.  The risk-free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2020, there was a fair value of $16.5 related to unamortized stock option compensation expense, which is expected to be recognized over the next three years.  The Company’s Consolidated Statements of Cash Flow reflect an add back to Net Cash Provided by Operating Activities of $21.5, $20.8 and $23.3 in 2020, 2019 and 2018, respectively, for non-cash compensation expense, primarily stock option expense.

In May 2018, the Company issued cash-settled stock units under the Amended and Restated Omnibus Equity Plan to all employees at the level of vice president and below.  These restricted stock units were scheduled to vest and be settled on the third anniversary of the date of grant.  In December 2020, the Company accelerated the grant to vest in December 2020.  As a result, the Company recorded stock compensation expense of $3.1 and $1.5 in 2020 and 2019, and there was no liability as of December 31, 2020.  The liability was approximately $3.1 as of December 31, 2019.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Other Benefit Plans

Deferred Compensation Plans

The Company maintains a non-qualified deferred compensation plan under which certain members of management are eligible to defer a maximum of 85% of their regular compensation (i.e., salary) and, in general, up to 85% of their incentive bonus.  The amounts deferred under this plan are credited with earnings or losses based upon changes in values of notional investments selected by the plan participant.  The investment options available include notional investments in various stock, bond and money market funds as well as the Company’s Common Stock.  Each plan participant is fully vested in the amounts the participant defers.  The plan permits the Company to make profit sharing contributions that cannot otherwise be contributed to the qualified savings and profit sharing plan due to limitations established by the Internal Revenue Service.  These contributions vest under the same vesting schedule applicable to the qualified plan.

The liability to plan participants for contributions designated for notional investment in Common Stock is based on the quoted fair value of the Common Stock plus any dividends credited.  The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Common Stock.  At December 31, 2020 and 2019, the amount of the Company’s liability under the deferred compensation plan is included in Current and Deferred and Other Long-term Liabilities and was $116.9 and $102.8, respectively and the funded balances recorded in Other Assets amounted to $101.4 and $98.2, respectively.  The amounts charged to earnings, including the effect of the hedges, totaled expense of $2.1 in 2020, income of $1.0 in 2019 and expense of $2.4 in 2018, respectively.

Non-employee members of the Company’s Board are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Common Stock.  Members of the Board are fully vested in their account balance.  As of December 31, 2020, there were approximately 169,000 shares of Common Stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control.

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

 In December 2020, the Company entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase Common Stock.  The Company paid $300.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $270.0, or 3.1 million shares.  The Company used cash on hand and short-term borrowings to fund the initial purchase price.  Upon the completion of the ASR, which ended in February 2021, the bank delivered an additional 0.4 million shares to the Company.  The final shares delivered to the Company were determined by the average price per share paid by the bank during the purchase period.  All 3.5 million shares were purchased under the Company’s evergreen program.  As a result of the Company’s stock repurchases in recent years, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of December 31, 2020.

14.	Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The components of changes in accumulated other comprehensive income (“AOCI”) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance December 31, 2017	$(31.6)	$(0.6)	$(4.2)	$(36.4)
Adoption of new accounting pronouncements (Note 1)	(0.3)	0.1	(0.4)	(0.6)
Other comprehensive income before reclassifications	(10.6)	1.9	(9.7)	(18.4)
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	0.0	0.0
Tax benefit (expense)	0.0	(0.5)	2.3	1.8
Other comprehensive income (loss)	(10.6)	1.4	(7.4)	(16.6)
Balance December 31, 2018	$(42.5)	$0.9	$(12.0)	$(53.6)
Other comprehensive income (loss) before reclassifications	3.8	(1.3)	(30.2)	(27.7)
Amounts reclassified to consolidated statement of income(b)	1.9	0.0	6.1	8.0
Tax benefit (expense)	0.0	0.4	6.2	6.6
Other comprehensive income (loss)	5.7	(0.9)	(17.9)	(13.1)
Balance December 31, 2019	$(36.8)	$0.0	$(29.9)	$(66.7)
Other comprehensive income (loss) before reclassifications	10.4	0.0	(34.8)	(24.4)
Amounts reclassified to consolidated statement of income(b)	0.0	0.0	5.8	5.8
Tax benefit (expense)	0.0	0.0	7.7	7.7
Other comprehensive income (loss)	10.4	0.0	(21.3)	(10.9)
Balance December 31, 2020	$(26.4)	$0.0	$(51.2)	$(77.6)
(a)	Amounts reclassified to cost of sales or interest expense.
(b)	Amounts reclassified to cost of sales, selling, general and administrative expenses, or interest expense.

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

b. As of December 31, 2020, the Company had commitments of approximately $300.4.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of December 31, 2020, the Company had various guarantees and letters of credit totaling $4.6.

d. In connection with the Company’s acquisition of Agro BioSciences, Inc. on January 17, 2017, the Company was obligated to pay an additional amount of up to $25.0 based on sales performance in 2019. The initial fair value of this business acquisition liability was $17.8, which was established in the purchase price allocation.  In December 2019, the liability was lowered to $14.2 based on 2019 sales.  The reduction was recorded in SG&A in the SPD segment.  In April 2020, a payment of $14.5 was paid to settle the liability.

In connection with the Passport Acquisition, the Company was obligated to pay an additional amount of up to $25.0 based on sales performance through 2020.  The initial fair value of this business acquisition liability was $7.3, which was established in the purchase price allocation.  During the second quarter of 2019, the Company recorded a reduction in fair value of the entire $7.3 Passport business acquisition liability based on the revised valuation due to updated sales forecasts.  The reduction was recorded in SG&A in the SPD segment.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The business acquisition liability was reassessed at each balance sheet date leading up to December 31, 2020 with no additional changes to the fair value.

In connection with the Flawless Acquisition, the Company is obligated to pay an additional amount of up to $425.0 based on sales performance through 2021.  The initial fair value of this business acquisition liability was $182.0.  That amount was established in the purchase price allocation.  During the years ended December 31, 2020 and 2019, the Company decreased the fair value of the business acquisition liability by $94.0 and increased the fair value of the business acquisition liability by $10.0, respectively, based on updated sales forecasts.  As a result of these adjustments, the fair value of this business acquisition liability was $98.0 as of December 31, 2020.  The change in fair value was recorded within the Consumer Domestic and Consumer International segments.  The business acquisition liability will be reassessed at each balance sheet date until the completion of the earn-out period.  The liability is expected to be paid in the first half of 2022.

In connection with the Zicam Acquisition, the Company deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller.  The additional amount is payable five years from the closing.

Legal proceedings

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

The following summarizes the balances and transactions between the Company and each of Armand and ArmaKleen, in which the Company holds a 50% ownership interest:

	Armand			ArmaKleen
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Purchases by Company	$14.2	$14.3	$15.6	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$1.1	$1.1	$1.2
Outstanding Accounts Receivable	$0.7	$0.6	$0.8	$0.5	$0.8	$0.7
Outstanding Accounts Payable	$1.4	$1.6	$1.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services(1)	$2.1	$2.7	$2.5	$2.2	$2.1	$2.1
(1)	Billed by Company and recorded as a reduction of SG&A expenses.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

17.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of December 31, 2020, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively.  The Company’s equity in earnings of Armand and ArmaKleen, totaling $6.7, $6.6, and $9.2 for the three years ending December 31, 2020, 2019 and 2018, respectively, are included in the Corporate segment.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2020:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(1)	As Reported
Net sales
2020	$3,767.6	$828.2	$300.0	$0.0	$4,895.8
2019	3,302.6	756.3	298.8	0.0	4,357.7
2018	3,129.9	709.5	306.5	0.0	4,145.9
Gross profit
2020	1,801.1	368.8	104.1	(59.8)	2,214.2
2019	1,575.2	346.1	110.9	(48.2)	1,984.0
2018	1,448.9	318.4	117.5	(44.0)	1,840.8
Marketing Expenses
2020	460.6	126.9	3.7	0.0	591.2
2019	398.0	112.9	4.1	0.0	515.0
2018	383.3	95.4	4.5	0.0	483.2
Selling, General and Administrative Expenses
2020	455.6	128.7	68.8	(59.8)	593.3
2019	470.1	151.7	55.2	(48.2)	628.8
2018	422.7	131.6	55.6	(44.0)	565.9
Income from Operations
2020	884.9	113.2	31.6	0.0	1,029.7
2019	707.1	81.5	51.6	0.0	840.2
2018	642.9	91.4	57.4	0.0	791.7
Equity in Earnings of Affiliates
2020	0.0	0.0	0.0	6.7	6.7
2019	0.0	0.0	0.0	6.6	6.6
2018	0.0	0.0	0.0	9.2	9.2
Income Before Income Taxes
2020	832.4	105.0	29.7	6.7	973.8
2019	645.8	74.0	47.3	6.6	773.7
2018	577.2	81.5	51.6	9.2	719.5
Identifiable Assets
2020	5,819.8	1,144.5	339.7	110.5	7,414.5
2019	5,099.1	1,110.0	340.4	107.9	6,657.4
2018	4,642.4	991.6	347.4	87.8	6,069.2
Capital Expenditures
2020	81.8	7.1	10.0	0.0	98.9
2019	53.9	9.4	10.4	0.0	73.7
2018	36.0	12.5	11.9	0.0	60.4
Depreciation & Amortization
2020	142.8	29.6	14.5	2.8	189.7
2019	131.9	27.1	14.1	3.3	176.4
2018	103.5	19.9	13.5	4.2	141.1
(1)

The Corporate segment reflects the following:
(A) The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of Cost of Sales in the Company’s Consolidated Statements of Income.  Such amounts were $59.8, $48.2, and $44.0 for 2020, 2019 and 2018, respectively.
(B) Equity in earnings (loss) of affiliates from Armand and ArmaKleen for the year ended December 31, 2020, 2019 and 2018.
(C) Corporate assets include deferred compensation investments and the Company's investment in unconsolidated affiliates.

Other than the differences noted in the footnote above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies described in Note 1.

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table above, were $11.7, $10.5 and $5.7 for the twelve months ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Product line revenues from external customers for each of the three years ended December 31, 2020, December 31, 2019 and December 31, 2018 were as follows:

	2020	2019	2018
Household Products	$2,038.5	$1,821.7	$1,725.5
Personal Care Products	1,729.1	1,480.9	1,404.4
Total Consumer Domestic	3,767.6	3,302.6	3,129.9
Total Consumer International	828.2	756.3	709.5
Total SPD	300.0	298.8	306.5
Total Consolidated Net Sales	$4,895.8	$4,357.7	$4,145.9

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Geographic Information

Approximately 83%, 82% and 82% of the net sales reported in the accompanying consolidated financial statements in 2020, 2019 and 2018, respectively, were to customers in the U.S.  Approximately 96%, 95% and 95% of long-lived assets were located in the U.S. at December 31, 2020, 2019 and 2018, respectively.  Other than the U.S., no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

Customers

A group of three customers accounted for approximately 36% of consolidated net sales each year in 2020, 2019 and 2018, of which a single customer (Walmart Inc. and its affiliates) accounted for approximately 23%, 24% and 23% in 2020, 2019 and 2018, respectively.

18.Unaudited Quarterly Financial Information

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

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2020
Net Sales	$1,165.2	$1,194.3	$1,241.0	$1,295.3	$4,895.8
Gross Profit	532.0	559.6	565.2	557.4	2,214.2
Income from Operations	314.6	250.7	273.8	190.6	1,029.7
Net Income	229.8	189.7	216.2	150.2	785.9
Net Income per Share-Basic	$0.94	$0.77	$0.87	$0.61	$3.18
Net Income per Share-Diluted	$0.92	$0.75	$0.85	$0.59	$3.12

2019
Net Sales	$1,044.7	$1,079.4	$1,089.4	$1,144.2	$4,357.7
Gross Profit	470.8	481.5	507.7	524.0	1,984.0
Income from Operations	240.8	187.4	216.8	195.2	840.2
Net Income	175.7	138.5	157.3	144.4	615.9
Net Income per Share-Basic	$0.71	$0.56	$0.64	$0.59	$2.50
Net Income per Share-Diluted	$0.70	$0.55	$0.62	$0.58	$2.44

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Information about the Company’s Executive Officers,” “Corporate Governance and Other Board Matters – Code of Conduct,” and “Corporate Governance  and Other Board Matters– Board of Directors Meetings and Committees – Audit Committee,” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Compensation Discussion and Analysis,” “2020 Summary Compensation Table,” “2020 Grants of Plan Based Awards,” “2020 Outstanding Equity Awards at Fiscal Year-End,” “2020 Option Exercises and Stock Vested,” “2020 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation & Organization Committee Report” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions “Equity Compensation Plan Information as of December 31, 2020” and “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Corporate Governance and other Board Matters – Board of Directors Independence” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  1.  Financial Statements and Schedule

The following Consolidated Financial Statements are included in Item 8 of this Form 10-K:

(a)  3.  Exhibits

Unless otherwise noted, the file number for all the Company’s filings with the Securities and Exchange Commission referenced below is 1-10585.

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

(4.5)	Description of Registrant’s Securities, incorporated by reference to Exhibit 4.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2019.

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

*	(10.6)	Deferred Compensation Plan for Directors effective as of May 1, 2008, incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2008.

*	(10.7)

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

First Amendment to Church & Dwight Co., Inc. Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2019.

*	(10.12)

Form of Award Agreement for Directors Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.12.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2018.

*	(10.13)

Form of Award Agreement for CEO and EVPs Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2019.

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

ITEM 16.FORM 10-K SUMMARY

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2021.

CHURCH & DWIGHT CO., INC.

By:	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew T. Farrell	Chairman, President and Chief Executive Officer, Director	February 18, 2021
Matthew T. Farrell

/s/ James R. Craigie	Director	February 18, 2021
James R. Craigie

/s/ Bradley C. Irwin	Director	February 18, 2021
Bradley C. Irwin

/s/ Penry W. Price	Director	February 18, 2021
Penry W. Price

/s/ Susan G. Saideman	Director	February 18, 2021
Susan G. Saideman

/s/ Ravichandra K. Saligram	Director	February 18, 2021
Ravichandra K. Saligram

/s/ Robert K. Shearer	Director	February 18, 2021
Robert K. Shearer

/s/ Janet S. Vergis	Director	February 18, 2021
Janet S. Vergis

/s/ Arthur B. Winkleblack	Director	February 18, 2021
Arthur B. Winkleblack

/s/ Laurie J. Yoler	Director	February 18, 2021
Laurie J. Yoler
/s/ Richard A. Dierker	Executive Vice President	February 18, 2021
Richard A. Dierker	and Chief Financial Officer
(Principal Financial Officer)

/s/ Joseph J. Longo	Vice President and Controller	February 18, 2021
Joseph J. Longo	(Principal Accounting Officer)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

SCHEDULE II - Valuation and Qualifying Accounts

For each of the three years in the period ended December 31, 2020

(Dollars in millions)

		Additions		Deductions
	Beginning	Charged to		Amounts	Foreign	Ending
	Balance	Expenses	Acquired	Written Off	Exchange	Balance
Allowance for Doubtful Accounts
2020	$2.4	$1.4	$0.0	$(0.1)	$0.0	$3.7
2019	3.1	0.4	0.0	(1.1)	0.0	2.4
2018	2.9	1.1	0.0	(0.8)	(0.1)	3.1
Allowance for Cash Discounts
2020	$5.1	$96.0	$0.4	$(95.5)	$0.0	$6.0
2019	5.0	86.9	0.0	(86.8)	0.0	5.1
2018	5.1	83.8	0.0	(83.8)	(0.1)	5.0
Sales Returns and Allowances
2020	$13.0	$110.9	$0.4	$(99.8)	$0.0	$24.5
2019	12.1	97.2	0.0	(96.4)	0.1	13.0
2018	13.9	93.3	0.0	(95.0)	(0.1)	12.1