Form 10-Q
period 2021-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2021-04-29
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of April 27, 2021, there were 245,245,902 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	30

1A.	Risk Factors	30

2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

6.	Exhibits	32

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net Sales	$1,238.9	$1,165.2
Cost of sales	688.0	633.2
Gross Profit	550.9	532.0
Marketing expenses	98.7	96.4
Selling, general and administrative expenses	149.6	121.0
Income from Operations	302.6	314.6
Equity in earnings of affiliates	2.6	1.6
Investment earnings, net	(0.1)	0.1
Other income (expense), net	(0.1)	(0.6)
Interest expense	(14.0)	(16.3)
Income before Income Taxes	291.0	299.4
Income taxes	70.3	69.6
Net Income	$220.7	$229.8

Weighted average shares outstanding - Basic	245.2	245.6
Weighted average shares outstanding - Diluted	249.8	251.0
Net income per share - Basic	$0.90	$0.94
Net income per share - Diluted	$0.88	$0.92
Cash dividends per share	$0.25	$0.24

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net Income	$220.7	$229.8
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(0.6)	(13.0)
Defined benefit plan adjustments gain (loss)	(0.7)	0.0
Income (loss) from derivative agreements	24.3	(19.7)
Other comprehensive income (loss)	23.0	(32.7)
Comprehensive income	$243.7	$197.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$127.5	$183.1
Accounts receivable, less allowances of $4.6 and $3.7	405.8	398.8
Inventories	541.3	495.4
Other current assets	37.2	35.1
Total Current Assets	1,111.8	1,112.4

Property, Plant and Equipment, Net	611.7	612.8
Equity Investment in Affiliates	9.9	9.1
Trade Names and Other Intangibles, Net	3,079.4	3,110.2
Goodwill	2,229.6	2,229.6
Other Assets	338.5	340.4
Total Assets	$7,380.9	$7,414.5

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$282.2	$351.4
Accounts payable and accrued expenses	846.4	1,024.5
Income taxes payable	66.7	12.7
Business Acquisition Liabilities	79.0	0.0
Total Current Liabilities	1,274.3	1,388.6

Long-term Debt	1,813.1	1,812.5
Deferred Income Taxes	722.5	707.3
Deferred and Other Long-term Liabilities	339.8	367.7
Business Acquisition Liabilities	20.0	118.0
Total Liabilities	4,169.7	4,394.1

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of March 31, 2021 and December 31, 2020	292.8	292.8
Additional paid-in capital	306.2	274.4
Retained earnings	4,944.8	4,786.0
Accumulated other comprehensive loss	(54.6)	(77.6)
Common stock in treasury, at cost: 47,693,582 shares as of March 31, 2021 and 47,494,982 shares as of December 31, 2020	(2,278.0)	(2,255.2)
Total Stockholders' Equity	3,211.2	3,020.4
Total Liabilities and Stockholders' Equity	$7,380.9	$7,414.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash Flow From Operating Activities
Net Income	$220.7	$229.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16.8	16.0
Amortization expense	38.1	30.2
Change in fair value of business acquisition liabilities	(19.0)	(27.0)
Deferred income taxes	8.1	8.1
Equity in net earnings of affiliates	(2.6)	(1.6)
Distributions from unconsolidated affiliates	1.7	1.3
Non-cash compensation expense	3.1	2.7
Gain on sale of assets	0.0	(3.0)
Other	1.7	2.1
Change in assets and liabilities:
Accounts receivable	(8.3)	(8.3)
Inventories	(46.3)	15.2
Other current assets	1.9	(5.0)
Accounts payable and accrued expenses	(168.1)	(74.0)
Income taxes payable	55.0	54.0
Other operating assets and liabilities, net	(2.6)	(4.0)
Net Cash Provided By Operating Activities	100.2	236.5
Cash Flow From Investing Activities
Additions to property, plant and equipment	(26.3)	(16.8)
Proceeds from sale of assets	0.0	7.0
Other	(3.7)	(1.6)
Net Cash Used In Investing Activities	(30.0)	(11.4)
Cash Flow From Financing Activities
Short-term debt borrowings, net of (repayments)	(69.0)	719.9
Proceeds from stock options exercised	5.9	9.3
Payment of cash dividends	(61.9)	(59.0)
Deferred financing and other	0.0	(0.1)
Net Cash (Used In) Provided By Financing Activities	(125.0)	670.1
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(4.3)
Net Change In Cash and Cash Equivalents	(55.6)	890.9
Cash and Cash Equivalents at Beginning of Period	183.1	155.7
Cash and Cash Equivalents at End of Period	$127.5	$1,046.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash paid during the period for:
Interest (net of amounts capitalized)	$19.4	$21.9
Income taxes	$7.4	$7.4
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$9.1	$7.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2019	292.8	(47.4)	$292.8	$295.5	$4,237.4	$(66.7)	$(2,091.2)	$2,667.8
Net income	0.0	0.0	0.0	0.0	229.8	0.0	0.0	229.8
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(32.7)	0.0	(32.7)
Cash dividends	0.0	0.0	0.0	0.0	(59.0)	0.0	0.0	(59.0)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	0.2	0.0	0.0	11.7	11.9
March 31, 2020	292.8	(47.1)	$292.8	$295.7	$4,408.2	$(99.4)	$(2,079.5)	$2,817.8

December 31, 2020	292.8	(47.4)	$292.8	$274.4	$4,786.0	$(77.6)	$(2,255.2)	$3,020.4
Net income	0.0	0.0	0.0	0.0	220.7	0.0	0.0	220.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	23.0	0.0	23.0
Cash dividends	0.0	0.0	0.0	0.0	(61.9)	0.0	0.0	(61.9)
Stock purchases	0.0	(0.4)	0.0	30.0	0.0	0.0	(30.0)	0.0
Stock based compensation expense and stock option plan transactions	0.0	0.1	0.0	1.8	0.0	0.0	7.2	9.0
March 31, 2021	292.8	(47.7)	$292.8	$306.2	$4,944.8	$(54.6)	$(2,278.0)	$3,211.2

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”).

The Company incurred research and development expenses in the first quarter of 2021 and 2020 of $24.1 and $21.7, respectively.  These expenses are included in selling, general and administrative (“SG&A”) expenses.

2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued new accounting guidance intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates.  This guidance was effective beginning on March 12, 2020, and the Company may apply the amendments prospectively to contract modifications made or relationships entered into or evaluated through December 31, 2022.  The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows in the current period.  The Company will continue to evaluate the impacts of this guidance on future contract modifications through December 31, 2022.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2021	2020
Raw materials and supplies	$114.0	$112.9
Work in process	34.3	33.0
Finished goods	393.0	349.5
Total	$541.3	$495.4

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	March 31,	December 31,
	2021	2020
Land	$28.3	$28.3
Buildings and improvements	266.5	265.3
Machinery and equipment	799.8	793.4
Software	104.1	103.0
Office equipment and other assets	85.4	85.1
Construction in progress	92.7	86.8
Gross PP&E	1,376.8	1,361.9
Less accumulated depreciation and amortization	765.1	749.1
Net PP&E	$611.7	$612.8

	Three Months Ended
	March 31,	March 31,
	2021	2020
Depreciation and amortization on PP&E	$16.8	$16.0

5.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Weighted average common shares outstanding - basic	245.2	245.6
Dilutive effect of stock options	4.6	5.4
Weighted average common shares outstanding - diluted	249.8	251.0
Antidilutive stock options outstanding	3.2	1.5

6.	Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2020	12.7	$50.72
Exercised	(0.1)	32.04
Outstanding at March 31, 2021	12.6	$51.02	5.6	$454.1
Exercisable at March 31, 2021	7.4	$40.13	3.7	$348.7

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Intrinsic Value of Stock Options Exercised	$9.5	$14.3
Stock Compensation Expense Related to Stock Option Awards	$3.1	$2.7

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

In December 2020, the Company entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase Common Stock.  The Company paid $300.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $270.0, or 3.1 million shares.  The Company used cash on hand and short-term borrowings to fund the initial purchase price.  Upon the completion of the ASR, which ended in February 2021, the bank delivered an additional 0.4 million shares to the Company.  The final shares delivered to the Company were determined by the average price per share paid by the bank during the purchase period.  All 3.5 million shares were purchased under the Company’s evergreen program.  As a result of the Company’s stock repurchases in recent years, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of March 31, 2021.

8.Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2021 and December 31, 2020:

		March 31, 2021		December 31, 2020
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$20.5	$20.5	$73.7	$73.7
Financial Liabilities:
Short-term borrowings	Level 2	282.2	282.2	351.4	351.4
Term loan due May 1, 2022	Level 2	300.0	300.0	300.0	300.0
2.45% Senior notes due August 1, 2022	Level 2	299.9	308.2	299.9	310.1
2.875% Senior notes due October 1, 2022	Level 2	399.9	414.4	399.9	416.6
3.15% Senior notes due August 1, 2027	Level 2	424.7	461.3	424.7	472.4
3.95% Senior notes due August 1, 2047	Level 2	397.4	435.9	397.4	502.2
Interest Rate Swap Lock Agreement asset (liability)	Level 2	(27.9)	(27.9)	(57.0)	(57.0)
Business Acquisition Liabilities	Level 3	99.0	99.0	118.0	118.0

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the three months ended March 31, 2021.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The business acquisition liabilities represent the estimated fair value of additional future contingent consideration payable for acquisitions of businesses that included contingent consideration clauses. The fair value of the business acquisition liabilities is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs.  In the first quarter of 2021, the Company decreased the fair value estimate of the business acquisition liability for the Flawless Acquisition (as defined in Note 10) by $19.0 from $98.0 to $79.0 based on the revised valuation due to updated sales forecasts.  The $19.0 reduction of SG&A expense was recorded within the Consumer Domestic and Consumer International segments.  The Flawless Acquisition business acquisition liability is expected to be paid in the first half of 2022 and was reclassified to Current Liabilities in the first quarter of 2021.  At both March 31, 2021 and December 31, 2020, the Company had a business acquisition liability of $20.0 in connection with the Zicam Acquisition (as defined in Note 10).  Any amount that may be due for the Zicam Acquisition business acquisition liability is payable five years from the closing.

The Company has entered into interest rate swap lock agreements (“Interest Rate Swap Lock Agreements”) which are used to hedge the risk of changes in the interest payments attributable to changes in the benchmark U.S. Dollar LIBOR interest rate associated with anticipated issuances of debt.  The liability decreased by $29.1 during the first quarter of 2021 primarily due to higher current and projected interest rates and is recorded in Deferred and Other Long-term Liabilities with the offset in Accumulated Other Comprehensive Loss and Deferred Taxes.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of March 31, 2021 and December 31, 2020.
9.	Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of the Common Stock and commodity prices expose the Company to market risk.  The Company manages these risks by the use of derivative instruments, such as cash flow and fair value hedges, diesel and commodity hedge contracts, equity derivatives and foreign exchange forward contracts.  The Company does not use derivatives for trading or speculative purposes.  Refer to Note 3 in the Form 10-K for a discussion of each of the Company’s derivative instruments in effect as of December 31, 2020.

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign exchange contracts	$239.7	$252.7
Interest rate swap lock	$300.0	$300.0
Diesel fuel contracts	5.1 gallons	6.7 gallons
Commodities contracts	92.1 pounds	84.0 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$8.0	$8.0
Equity derivatives	$23.8	$23.3

Excluding the Interest Rate Swap Lock Agreements disclosed in Note 8, the fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the first quarter of 2021.

10.	Acquisitions

On December 1, 2020, the Company acquired all of the outstanding equity of Consumer Health Holdco LLC, the owner of the ZICAM™ brand and cold remedy products business (the “Zicam Acquisition”).  The Company paid $512.7, net of cash acquired, at closing and deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller.  The deferred amount is recorded in Business Acquisition Liabilities on the condensed consolidated balance sheet and any amount that may be due for the business acquisition liability is payable five years from the closing.  Zicam’s annual net sales for the year ended December 31, 2020 were approximately $107.0.  The acquisition was financed by the Company with a combination of cash on hand and short-term borrowings.  The ZICAM business is managed in the Consumer Domestic segment.

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

On May 1, 2019, the Company closed on its previously announced acquisition of the FLAWLESS business (the “Flawless Acquisition”) from Ideavillage Products Corporation (“Ideavillage”). The Company paid $475.0 at closing and may make an additional business acquisition liability payment based on a trailing twelve-month net sales target ending no later than December 31, 2021. The transaction was funded with a three-year term loan and commercial paper borrowings. There was a six-month integration transition period in which the net cash received from Ideavillage was accounted for as other revenue as a component of net sales. The Company purchased the inventory as part of the acquisition following the transition period, and at such time the Company became the principal party to the sales transactions and began recording revenue on a gross basis. The FLAWLESS business is managed in the Consumer Domestic and Consumer International segments and represents an addition to the Company’s specialty haircare portfolio which includes BATISTE dry shampoo, VIVISCAL hair thinning supplements, and TOPPIK hair fibers.

The fair values of the net assets acquired are set forth as follows:

Trade name	$447.3
Other intangible assets	121.8
Goodwill	87.9
Contingent consideration	(182.0)
Cash purchase price	$475.0

As a result of the Company purchasing assets, the goodwill and other intangible assets associated with the Flawless Acquisition are deductible for U.S. tax purposes.  The trade names and other intangible assets were valued using a discounted cash flow model.  All of the intangible assets recognized from the Flawless Acquisition have a useful life which ranges from 15 - 20 years. The goodwill is a result of expected synergies from combined operations of the acquired business and the Company.  Pro forma results are not presented because the impact of the acquisition was not material to the Company’s consolidated financial results.  Ideavillage will continue to help support the business through a separate long-term transition services agreement.

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	March 31, 2021				December 31, 2020
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$1,389.1	$(286.3)	$1,102.8	3-20	$1,389.6	$(269.6)	$1,120.0
Customer Relationships	659.5	(301.0)	358.5	15-20	659.5	(291.2)	368.3
Patents/Formulas	230.5	(88.9)	141.6	4-20	230.5	(85.3)	145.2
Total	$2,279.1	$(676.2)	$1,602.9		$2,279.6	$(646.1)	$1,633.5

Indefinite Lived Intangible Assets - Gross Carrying Amount

	March 31,	December 31,
	2021	2020
Trade Names	$1,476.5	$1,476.7

Intangible amortization expense was $30.5 and $24.5 for the first three months of 2021 and 2020, respectively.  The Company estimates that intangible amortization expense will be approximately $120.0 in 2021 and approximately $116.0 to $107.0 annually over the next five years.

Fair value for indefinite lived intangible assets was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  The key assumptions used in determining fair value are sales growth, profitability margins, tax rates and discount rates. The Company determined that the fair value of all indefinite lived intangible assets for each of the years in the three-year period ended December 31, 2020 exceeded their respective carrying values based upon the forecasted cash flows and profitability. However, in recent years the Company’s TROJAN business, specifically the condom category, has not grown and competition has increased resulting in a reduction in expected future cash flows.  As a result, the TROJAN business has experienced sales and profit declines that has eroded a portion of the excess between the fair and carrying value of the tradename, which could potentially result in an impairment.  The carrying value of the TROJAN tradename is $176.4 and fair value exceeded carrying value by 53% as of December 31, 2020.  The key assumptions used in the projections from the Company’s October 1, 2020 impairment analysis include discount rates of 7.0% in the U.S. and 9.0% internationally, growth assumptions commensurate with its outlook for the brand and the category based on recent trends, and an average royalty rate of approximately 10%.  These discount rates were reduced by 250 basis points from the October 1, 2019 impairment analysis to reflect the inherent reduction in the risk profile of the Company.  This indefinite-lived intangible asset is susceptible to impairment risk. While management can and has implemented strategies to address the risk, including lowering the Company’s production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.  This could result in a decline in fair value that could trigger a future impairment charge of the TROJAN tradename.  The Company’s indefinite lived intangible impairment review is completed in the fourth quarter of each year.

In addition, the Company’s Passport Food Safety business, under pressure as a result of the COVID-19 pandemic and new competitive activities, is experiencing sales and profit declines due to decreased demand for its products that could result in an impairment of the associated tradename and other intangible assets. The assets have a current net book value of approximately $22.0 and are being amortized over their remaining weighted average life of 12 years.  The Company is implementing strategies to address the decline, however, if unsuccessful, this decline could trigger a future impairment charge.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2020	$1,859.3	$234.3	$136.0	$2,229.6
Balance at March 31, 2021	$1,859.3	$234.3	$136.0	$2,229.6

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

A summary of the Company’s lease information is as follows:

		March 31,	December 31,
	Classification	2021	2020
Assets
Right of use assets	Other Assets	$179.5	$181.6

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$26.1	$25.0
Long-term lease liabilities	Deferred and Other Long-term Liabilities	165.2	168.3
Total lease liabilities		$191.3	$193.3

Other information
Weighted-average remaining lease term (years)		9.4	9.7
Weighted-average discount rate		4.3%	4.3%

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
Statement of Income
Lease cost(1)	$8.3	$6.6

Other information
Leased assets obtained in exchange for new lease liabilities(2)	$4.4	$10.2
Cash paid for amounts included in the measurement of lease liabilities	$8.2	$6.2
(1)

Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item.  Short-term lease expense is excluded from this amount and is not material.  The Company also has certain variable leases which are not material.  The noncash component of lease expense for the first three months of 2021 and 2020 was $6.4 and $4.8, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.

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

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2021	$24.9
2022	31.5
2023	26.3
2024	24.2
2025	23.0
2026 and thereafter	106.6
Total future minimum lease commitments	236.5
Less: Imputed Interest	(45.2)
Present value of lease liabilities	$191.3

13.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Trade accounts payable	$547.3	$588.1
Accrued marketing and promotion costs	140.9	177.8
Accrued wages and related benefit costs	42.9	124.2
Other accrued current liabilities	115.3	134.4
Total	$846.4	$1,024.5

14.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	March 31,	December 31,
	2021	2020
Short-term borrowings
Commercial paper issuances	$279.7	$349.0
Various debt due to international banks	2.5	2.4
Total short-term borrowings	$282.2	$351.4

Long-term debt
Term loan due May 1, 2022	300.0	300.0
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	(0.1)	(0.1)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.1)	(0.1)
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.3)	(0.3)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.6)	(2.6)
Debt issuance costs, net	(8.8)	(9.4)
Net long-term debt	$1,813.1	$1,812.5

15.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2019	$(36.8)	$0.0	$(29.9)	$(66.7)
Other comprehensive income (loss) before reclassifications	(13.0)	0.0	(27.0)	(40.0)
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	1.1	1.1
Tax benefit (expense)	0.0	0.0	6.2	6.2
Other comprehensive income (loss)	(13.0)	0.0	(19.7)	(32.7)
Balance at March 31, 2020	$(49.8)	$0.0	$(49.6)	$(99.4)

Balance at December 31, 2020	$(26.4)	$0.0	$(51.2)	$(77.6)
Other comprehensive income (loss) before reclassifications	(0.6)	(0.9)	31.6	30.1
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	0.8	0.8
Tax benefit (expense)	0.0	0.2	(8.1)	(7.9)
Other comprehensive income (loss)	(0.6)	(0.7)	24.3	23.0
Balance at March 31, 2021	$(27.0)	$(0.7)	$(26.9)	$(54.6)

(a)	Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.

16.Commitments, Contingencies and Guarantees

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

b. As of March 31, 2021, the Company had commitments of approximately $289.8.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of March 31, 2021, the Company had various guarantees and letters of credit totaling $4.5.

d. In connection with the Flawless Acquisition, the Company is obligated to pay an additional amount based on sales performance through 2021.  The initial fair value of this business acquisition liability was $182.0.  That amount was established in the purchase price allocation.  Since the initial fair value was established, the Company has decreased the liability by $103.0 of which $19.0 was recorded in the first quarter of 2021, based on the revised valuation due to updated sales forecasts.  As a result of these adjustments, the fair value of this business acquisition liability was $79.0 as of March 31, 2021.  The change in fair value was recorded within the Consumer Domestic and Consumer International segments.  The business acquisition liability will be reassessed at each balance sheet date until the completion of the earn-out period.  Any amount due is expected to be paid in the first half of 2022.  The liability was reclassified to Current Liabilities in the first quarter of 2021.

In connection with the Zicam Acquisition, the Company deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller.  Any amount that may be due is payable five years from the closing.

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

f. In addition to the matters described above, from time to time in the ordinary course of its business the Company is the subject of, or party to, various pending or threatened legal, regulatory or governmental actions or other proceedings, including, without limitation, those relating to, intellectual property, commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance related matters.  Such proceedings are generally subject to considerable uncertainty and their outcomes, and any related damages, may not be reasonably predictable or estimable.   Any such proceedings could result in an adverse outcome negatively impacting the Company’s business, financial condition, results of operations or cash flows.

17.Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Purchases by Company	$2.9	$3.3	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.2	$0.3
Outstanding Accounts Receivable	$0.5	$0.4	$0.8	$0.7
Outstanding Accounts Payable	$1.0	$1.2	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.5	$0.5	$0.5	$0.5

(1)	Billed by the Company and recorded as a reduction of SG&A expenses.
18.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of March 31, 2021, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively.  The Company’s equity in earnings of Armand and ArmaKleen, totaling $2.6 and $1.6 for the three months ended March 31, 2021 and 2020, respectively, are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter 2021	$942.4	$216.4	$80.1	$0.0	$1,238.9
First Quarter 2020	891.0	198.6	75.6	0.0	1,165.2

Income before Income Taxes(2)
First Quarter 2021(4)	$240.9	$38.2	$9.3	$2.6	$291.0
First Quarter 2020(5)	250.8	38.2	8.8	1.6	299.4

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $2.6 and $3.0 for the three months ended March 31, 2021 and March 31, 2020, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.

(3)	Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three months ended March 31, 2021 and March 31, 2020.
(4)

2021 results include a $19.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $16.1 was recorded to Consumer Domestic and $2.9 was recorded to Consumer International.

(5)

2020 results include a $27.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $23.0 was recorded to Consumer Domestic and $4.0 was recorded to Consumer International.  During 2020, the Company sold its PERL WEISS® toothpaste brand in Germany resulting in a reduction in SG&A expenses of $3.0 recorded in Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Household Products	$495.2	$494.3
Personal Care Products	447.2	396.7
Total Consumer Domestic	942.4	891.0
Total Consumer International	216.4	198.6
Total SPD	80.1	75.6
Total Consolidated Net Sales	$1,238.9	$1,165.2

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

COVID-19 Disclosure

The COVID-19 pandemic is positively impacting certain of our businesses, while negatively impacting the short-term results of certain others.  For our first quarter ended March 31, 2021, we continued to experience increased demand for some of our products, including VITAFUSION and L’IL CRITTERS gummy vitamins, pregnancy test kits, women’s electric grooming, and Orajel. Some products have been negatively impacted by the temporary closures of certain non-essential retailers, the permanent closure of other retailers, and the reduction of consumer foot traffic at retailers from which these brands derive a significant proportion of sales, as well as a negative impact from ongoing social distancing measures. Overall, we have continued to experience increased online sales. We have taken steps to increase short-term manufacturing capacity for our cleaning products (including laundry detergent, baking soda, and cleaners) and health care products (including vitamins and nasal hygiene), and continue to work closely with our suppliers, contract manufacturers and retail partners to ensure sustained supply to keep pace with increased demand.  We have also made investments in the expansion of long-term in-house and third-party manufacturing capacity. During the first quarter of 2021, raw material and transportation costs rose, in part due to the impact of the pandemic and the Texas freeze.

The extent of COVID-19’s effect on our operational and financial performance in the future will depend on future developments, including the duration, spread and intensity of the pandemic, the impact of vaccines, and our continued ability to manufacture and distribute our products, as well as any future government actions affecting consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Our priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees; maximizing the availability of products that help consumers with their health, hygiene and cleaning needs; and, using our employees’ talents and our resources to help society meet and overcome the current challenges.

For additional information on the impacts and our response to the COVID-19 pandemic and the risks that could impact our results, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	March 31, 2021	Prior Year	March 31, 2020
Net Sales	$1,238.9	6.3%	$1,165.2
Gross Profit	$550.9	3.6%	$532.0
Gross Margin	44.5%	-120 basis points	45.7%
Marketing Expenses	$98.7	2.4%	$96.4
Percent of Net Sales	8.0%	-30 basis points	8.3%
Selling, General & Administrative Expenses	$149.6	23.6%	$121.0
Percent of Net Sales	12.1%	+170 basis points	10.4%
Income from Operations	$302.6	-3.8%	$314.6
Operating Margin	24.4%	-260 basis points	27.0%
Net income per share - Diluted	$0.88	-4.3%	$0.92

Diluted Net Income per share was $0.88 in the first quarter of 2021 as compared to $0.92 in the first quarter of 2020.

During the first quarter of 2021 we decreased the fair value of our business acquisition liability associated with the 2019 acquisition of the FLAWLESS hair removal business (the “Flawless Acquisition”) by $19.0 ($14.3 after tax or $0.05 diluted per share), based on updated sales forecasts.  The business acquisition liability adjustment was recorded as a reduction in SG&A expense.

During the first quarter of 2020, we reduced the fair value of our business acquisition liability by $27.0 ($20.2 after tax or $0.08 diluted per share) associated with the Flawless Acquisition based on updated sales forecasts and the passage of time.  The business acquisition liability adjustment was recorded as a reduction in SG&A expense.

The Flawless business acquisition liability was reclassified to Current Liabilities in the first quarter of 2021.

Also during the first quarter of 2020, we completed the sale of the PERL WEISS® toothpaste brand in Germany which resulted in a gain of $3.0 ($2.2 after tax or $0.01 diluted per share) recorded in SG&A expense.

Net Sales

Net sales for the quarter ended March 31, 2021 were $1,238.9, an increase of $73.7 or 6.3% as compared to the same period in 2020.  The components of the net sales increase are as follows:

Three Months Ended
March 31,
Net Sales - Consolidated	2021
Product volumes sold	3.1%
Pricing/Product mix	1.8%
Foreign exchange rate fluctuations	0.9%
Acquired product lines (net of divestiture) (1)	0.5%
Net Sales increase	6.3%

(1)

On December 1, 2020, we acquired all of the outstanding equity of Consumer Health Holdco LLC, the owner of the ZICAM™ brand and cold remedy products business (the “Zicam Acquisition”).  The results of this acquisition are included in our results since the date of acquisition.  During the first quarter of 2020 we completed the sale of the PERL WEISS brand.

For the three months ended March 31, 2021, the volume change reflects increased product sales in the Consumer Domestic and Consumer International segments, with volume declines in the Specialty Products (“SPD”) segment.  For the three months ended March 31, 2021, price/mix was favorable in the Consumer Domestic and SPD segments, but was partially offset by unfavorable price/mix in the Consumer International segment.

Gross Profit / Gross Margin

Our gross profit was $550.9 for the three months ended March 31, 2021, an $18.9 increase as compared to the same period in 2020.  Gross margin decreased 120 basis points (“bps”) in the first quarter of 2021 compared to the same period in 2020, due to the impact of higher manufacturing costs of 250 bps (partially due to costs associated with the COVID-19 pandemic), higher commodity and transportation costs of 200 bps, and higher costs of 40 bps as a result of incremental tariffs, partially offset by favorable price/volume/mix of 200 bps (primarily due to a reduction in trade promotion and coupons), and the impact of productivity programs of 170 bps.

Operating Expenses

Marketing expenses for the three months ended March 31, 2021 were $98.7, an increase of $2.3 or 2.4% as compared to the same period in 2020. The higher marketing expenses are due to investments behind new product launches, consumer research and digital advertising.  Marketing expenses as a percentage of net sales in the first quarter of 2021 decreased by 30 bps to 8.0% as compared to 8.3% in the same period in 2020 due to 50 bps of leverage on higher net sales partially offset by 20 bps on higher expenses.

SG&A expenses were $149.6 in the first quarter of 2021, an increase of $28.6 or 23.6% as compared to the same period in 2020. SG&A as a percentage of net sales increased 170 bps to 12.1% in the first quarter of 2021 as compared to 10.4% in the same period in 2020.  The increase is due to 230 bps on higher expenses, partially offset by 60 bps of leverage associated with higher sales.  The higher expenses for the three-month period ended March 31, 2021 are primarily due to higher expense related to the Zicam Acquisition (including amortization), lower year-over-year favorable adjustments to the fair value of the Flawless business acquisition liability, higher information systems and R&D costs, and the prior year gain on the sale of PERL WEISS.

Other (income) expense, net was nominal for the three months ended March 31, 2021 and 2020.

Interest expense for the three months ended March 31, 2021 decreased $2.3 to $14.0, as compared to the same period in 2020, primarily due to lower interest rates.

Income Taxes

The effective tax rate for the three months ended March 31, 2021 was 24.2% compared to 23.2% in the same period in 2020.   The increase in the tax rate is primarily due to a lower tax benefit related to stock option exercises.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of March 31, 2021, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively.  Our equity in earnings of Armand and ArmaKleen, totaling $2.6 and $1.6 for the three months ended March 31, 2021 and 2020, respectively, are included in the Corporate segment.   Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three months ended March 31, 2021 and March 31, 2020 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter 2021	$942.4	$216.4	$80.1	$0.0	$1,238.9
First Quarter 2020	891.0	198.6	75.6	0.0	1,165.2

Income before Income Taxes(2)
First Quarter 2021(4)	$240.9	$38.2	$9.3	$2.6	$291.0
First Quarter 2020(5)	250.8	38.2	8.8	1.6	299.4
(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $2.6 and $3.0 for the three months ended March 31, 2021 and March 31, 2020, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.

(3)	Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three months ended March 31, 2021 and March 31, 2020.
(4)

2021 results include a $19.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $16.1 was recorded to Consumer Domestic and $2.9 was recorded to Consumer International.

(5)

2020 results include a $27.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $23.0 was recorded to Consumer Domestic and $4.0 was recorded to Consumer International.  During 2020, we sold our PERL WEISS® toothpaste brand in Germany resulting in a reduction in SG&A expenses of $3.0 recorded in Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Household Products	$495.2	$494.3
Personal Care Products	447.2	396.7
Total Consumer Domestic	942.4	891.0
Total Consumer International	216.4	198.6
Total SPD	80.1	75.6
Total Consolidated Net Sales	$1,238.9	$1,165.2

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2021 were $942.4, an increase of $51.4 or 5.8% as compared to the same period in 2020.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer Domestic	2021
Product volumes sold	3.3%
Pricing/Product mix	1.8%
Acquired product lines (1)	0.7%
Net Sales increase	5.8%

(1)	Includes the Zicam Acquisition since the date of acquisition.

The increase in net sales for the three months ended March 31, 2021, reflects the impact of the Zicam Acquisition, higher net sales in VITAFUSION® and L’IL CRITTERS® gummy vitamins, WATERPIK® oral care products, FLAWLESS® beauty products, ARM & HAMMER® clumping cat litter, KABOOM® bathroom cleaners, and VIVISCAL® hair thinning.

Condom usage has declined, as a result of a lower 18 to 24 year-old population, alternate birth control options, less fear of HIV, and decreased sexual activity.  The decline in usage, as well as increased competition, have contributed to lower demand for our products in the condom category.  Due primarily to the recent social distancing requirements related to the COVID-19 pandemic, condom usage continues to decline, although we expect the condom category will recover with the continued rollout of vaccines and a reduction of social distancing restrictions.  As a result, the TROJAN business has experienced sales and profit declines that has eroded a portion of the excess between the fair and carrying value of the tradename, which could potentially result in an impairment.  The carrying value of the TROJAN tradename is $176.4 and fair value exceeded carrying value by 53% as of December 31, 2020.  This indefinite-lived intangible asset is susceptible to impairment risk. While management can and has implemented strategies to address the risk, including lowering our production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.  This could result in a decline in fair value that could trigger a future impairment charge of the tradename.

Consumer Domestic income before income taxes for the first quarter of 2021 was $240.9, a $9.9 decrease as compared to the first quarter of 2020.  The decrease is due primarily to unfavorable manufacturing and distribution expenses of $30.2, higher SG&A expenses of $23.7 (partially due to lower expense from fair value adjustments to the Flawless business acquisition liability), partially offset by a $23.9 benefit from higher volumes, favorable price/mix of $16.7, lower interest and other expenses of $2.1, and lower marketing expenses of $1.5.

Consumer International

Consumer International net sales were $216.4 in the first quarter of 2021, an increase of $17.8 or 9.0% as compared to the same period in 2020.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer International	2021
Product volumes sold	3.5%
Pricing/Product mix	(0.3%)
Foreign exchange rate fluctuations	5.8%
Net Sales increase	9.0%

Excluding the impact of foreign exchange rates, higher sales in the first quarter ended March 31, 2021 were driven primarily by WATERPIK, ARM & HAMMER liquid laundry detergent, OXICLEAN®, and FEMFRESH® in the Global Markets Group, WATERPIK in Germany, and ANUSOL® in the U.K.

Consumer International income before income taxes was $38.2 in the first quarter of 2021, with no change as compared to the same period in 2020.  Higher sales volumes of $4.0, favorable foreign exchange rates of $2.7, lower interest and other expense of $0.8, and favorable manufacturing and commodity costs of $0.1, were offset by higher SG&A costs of $5.5 (partially due to lower expense from fair value adjustments to the Flawless business acquisition liability), higher marketing expenses of $2.0, and unfavorable price/product mix of $0.1.

Specialty Products (“SPD”)

SPD net sales were $80.1 in the first quarter of 2021, an increase of $4.5 or 6.0% as compared to the same period in 2020.  The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - SPD	2021
Product volumes sold	(1.6%)
Pricing/Product mix	7.6%
Net Sales increase	6.0%

Net sales increased due to higher pricing in the dairy market, partially offset by lower volume.

SPD income before income taxes was $9.3 in the first quarter of 2021, an increase of $0.5 as compared to the same period in 2020, due primarily to favorable price/product mix of $5.7, and lower SG&A costs of $0.5, partially offset by unfavorable manufacturing costs of $4.7, lower sales volumes of $1.0, and higher marketing expenses of  $0.1.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the first quarter of 2021 and 2020.  The Corporate segment income before income taxes was $2.6 in the first quarter of 2021, as compared to $1.6 in the same period in 2020.

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

As of March 31, 2021, we had $127.5 in cash and cash equivalents, and approximately $717.0 available through the Revolving Credit Facility and our commercial paper program.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

The current economic environment presents risks that could have adverse consequences for our liquidity.  See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”).  Although there is uncertainty related to the impact of the COVID-19 pandemic on our future results, we believe our efficient business model and strong balance sheet position us to manage our business through this crisis. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement because we currently are, and anticipate that we will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

On January 29, 2021, the Board declared a 5.2% increase in the regular quarterly dividend from $0.24 to $0.2525 per share, equivalent to an annual dividend of $1.01 per share payable to stockholders of record as of February 16, 2021.  The increase raises the annual dividend payout from $237.0 to approximately $250.0.

In December 2020, we entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase Common Stock.  We paid $300.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $270.0, or 3.1 million shares.  We used cash on hand and short-term borrowings to fund the initial purchase price.  Upon the completion of the ASR, which ended in February 2021, the bank delivered to us an additional 0.4 million shares.  The final shares delivered to us were determined by the average price per share paid by the bank during the purchase period.  All 3.5 million shares were purchased under our evergreen stock repurchase program.

There remains $210.0 of the initial $500.0 of share repurchase availability under our share repurchase plan approved by the Board of Directors on November 1, 2017 (the “2017 Share Repurchase Program”) as of March 31, 2021.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due and pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $140 in 2021 primarily for manufacturing capacity investments in laundry, litter and vitamins to support expected future sales growth.  We do not have any mandatory fixed rate debt principal payments due in 2021.  Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net cash provided by operating activities	$100.2	$236.5
Net cash used in investing activities	$(30.0)	$(11.4)
Net cash (used in) provided by financing activities	$(125.0)	$670.1

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital.  Our net cash provided by operating activities in the first three months ended March 31, 2021 decreased by $136.3 to $100.2 as compared to $236.5 in the same period in 2020 due to an increase in working capital partially offset by higher cash earnings (net income adjusted for non-cash items such as depreciation, amortization, non-cash compensation and changes in business acquisition liabilities and deferred taxes). The change in working capital is primarily due to higher inventories, to support expected sales growth, and higher accounts receivable primarily related to the timing of sales along with lower accounts payable and accrued expenses.  We measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended March 31, 2021 and 2020:

	As of
	March 31, 2021	March 31, 2020	Change
Days of sales outstanding in accounts receivable ("DSO")	29	27	2
Days of inventory outstanding ("DIO")	68	58	10
Days of accounts payable outstanding ("DPO")	74	66	(8)
Cash conversion cycle	23	19	4

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, increased 4 days from the prior year due to higher inventory to support expected sales growth and higher accounts receivable primarily related to the timing of sales, partially offset by lower accounts payable outstanding due to the timing of payments. The increase in the cash conversion cycle is primarily due to building inventory to support expected sales growth. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2021 was $30.0, primarily reflecting $26.3 for property, plant and equipment additions.  Net cash used in investing activities during the first three months of 2020 was $11.4, primarily reflecting $16.8 for property, plant and equipment additions, partially offset by cash proceeds of $7.0 from the sale of the PERL WEISS® toothpaste brand in Germany.

Net Cash (Used in) Provided by Financing Activities – Net cash used in financing activities during the first three months of 2021 was $125.0, reflecting $69.0 of net debt payments and $61.9 of cash dividend payments, partially offset by $5.9 of proceeds from stock option exercises.  Net cash provided by financing activities during the first three months of 2020 was $670.1, reflecting $719.9 of net debt borrowings and $9.3 of proceeds from stock option exercises, partially offset by $59.0 of cash dividend payments.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of the COVID-19 pandemic and the Company’s response; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, tariffs, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products.  Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; other impacts of the COVID-19 pandemic and its impact on the Company’s operations, customers, suppliers, employees, and other constituents, and market volatility and impact on the economy (including causing recessionary conditions), resulting from global, nationwide or local or regional outbreaks or increases in infections, and the risk that the Company will not be able to successfully execute its response plans with respect to the pandemic or localized outbreaks and the corresponding uncertainty; the impact of regulatory changes or policies associated with the COVID-19 pandemic, including continuing or renewed shutdowns of retail and other businesses in various jurisdictions; the impact of the CARES Act and other governmental actions; the impact of continued shifts in consumer behavior, including accelerating shifts to online shopping; unanticipated increases in raw material and energy prices; delays or other problems in manufacturing or distribution; increases in transportation costs; the impact of inclement weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs, including the actual and potential effect of tariffs on Chinese goods imposed by the United States; increased or changing regulation regarding the Company’s products in the United States and other countries where it or its suppliers operate; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

In December 2020, the Company entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase Common Stock.  The Company paid $300.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $270.0, or 3.1 million shares.  The Company used cash on hand and short-term borrowings to fund the initial purchase price.  Upon the completion of the ASR, which ended in February 2021, the bank delivered an additional 0.4 million shares to the Company.  The final shares delivered to the Company were determined by the average price per share paid by the bank during the purchase period.  All 3.5 million shares were purchased under the Company’s evergreen program.  As a result of the Company’s stock repurchases in recent years, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of March 31, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
1/1/2021 to 1/31/2021	-	$-	-	$210,000,000
2/1/2021 to 2/28/2021	406,934	73.72	406,934	$210,000,000
3/1/2021 to 3/31/2021	-	-	-	$210,000,000
Total	406,934	$73.72	406,934
(1)	There were no shares of Common Stock withheld the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6.	EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020.

	(3.2)	By-laws of the Company, amended and restated as of May 1, 2020, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on May 1, 2020.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	April 29, 2021	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	April 29, 2021	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)