Form 10-Q
period 2021-06-30
CHURCH & DWIGHT CO INC /DE/
filed 2021-07-30
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of July 28, 2021, there were 245,543,207 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	30

1A.	Risk Factors	30

2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

6.	Exhibits	32

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net Sales	$1,271.1	$1,194.3	$2,510.0	$2,359.5
Cost of sales	718.9	634.7	1,406.9	1,267.9
Gross Profit	552.2	559.6	1,103.1	1,091.6
Marketing expenses	117.0	122.3	215.7	218.7
Selling, general and administrative expenses	136.5	186.6	286.1	307.6
Income from Operations	298.7	250.7	601.3	565.3
Equity in earnings of affiliates	2.8	2.0	5.4	3.6
Investment earnings, net	0.2	0.3	0.1	0.4
Other income (expense), net	(0.3)	(0.2)	(0.4)	(0.8)
Interest expense	(14.1)	(16.8)	(28.1)	(33.1)
Income before Income Taxes	287.3	236.0	578.3	535.4
Income taxes	69.0	46.3	139.3	115.9
Net Income	$218.3	$189.7	$439.0	$419.5

Weighted average shares outstanding - Basic	245.2	246.2	245.2	245.9
Weighted average shares outstanding - Diluted	250.0	251.3	249.9	251.2
Net income per share - Basic	$0.89	$0.77	$1.79	$1.71
Net income per share - Diluted	$0.87	$0.75	$1.76	$1.67
Cash dividends per share	$0.25	$0.24	$0.50	$0.48

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net Income	$218.3	$189.7	$439.0	$419.5
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	1.0	6.4	0.4	(6.6)
Defined benefit plan adjustments gain (loss)	0.0	0.0	(0.7)	0.0
Income (loss) from derivative agreements	(12.2)	(5.3)	12.1	(25.0)
Other comprehensive income (loss)	(11.2)	1.1	11.8	(31.6)
Comprehensive income	$207.1	$190.8	$450.8	$387.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$149.8	$183.1
Accounts receivable, less allowances of $3.7 and $3.7	386.2	398.8
Inventories	555.8	495.4
Other current assets	36.9	35.1
Total Current Assets	1,128.7	1,112.4

Property, Plant and Equipment, Net	613.0	612.8
Equity Investment in Affiliates	9.9	9.1
Trade Names and Other Intangibles, Net	3,049.2	3,110.2
Goodwill	2,229.8	2,229.6
Other Assets	337.9	340.4
Total Assets	$7,368.5	$7,414.5

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$233.1	$351.4
Current portion of long-term debt	200.0	0.0
Accounts payable and accrued expenses	887.5	1,024.5
Income taxes payable	14.5	12.7
Business acquisition liabilities	41.0	0.0
Total Current Liabilities	1,376.1	1,388.6

Long-term Debt	1,513.8	1,812.5
Deferred Income Taxes	732.3	707.3
Deferred and Other Long-term Liabilities	349.1	367.7
Business Acquisition Liabilities	20.0	118.0
Total Liabilities	3,991.3	4,394.1

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of June 30, 2021 and December 31, 2020	292.8	292.8
Additional paid-in capital	320.5	274.4
Retained earnings	5,101.2	4,786.0
Accumulated other comprehensive loss	(65.8)	(77.6)
Common stock in treasury, at cost: 47,502,732 shares as of June 30, 2021 and 47,494,982 shares as of December 31, 2020	(2,271.5)	(2,255.2)
Total Stockholders' Equity	3,377.2	3,020.4
Total Liabilities and Stockholders' Equity	$7,368.5	$7,414.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2021	2020
Cash Flow From Operating Activities
Net Income	$439.0	$419.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	34.1	32.0
Amortization expense	76.2	60.4
Change in fair value of business acquisition liabilities	(57.0)	(20.7)
Deferred income taxes	20.9	11.4
Equity in net earnings of affiliates	(5.4)	(3.6)
Distributions from unconsolidated affiliates	4.5	2.7
Non-cash compensation expense	16.8	15.8
Gain on sale of assets	0.0	(3.0)
Other	3.8	1.6
Change in assets and liabilities:
Accounts receivable	12.5	5.9
Inventories	(60.3)	(42.7)
Other current assets	2.6	(2.1)
Accounts payable and accrued expenses	(134.5)	35.8
Income taxes payable	0.1	87.1
Other operating assets and liabilities, net	(9.0)	(1.5)
Net Cash Provided By Operating Activities	344.3	598.6
Cash Flow From Investing Activities
Additions to property, plant and equipment	(43.3)	(30.9)
Proceeds from sale of assets	0.0	7.0
Other	(4.3)	(2.5)
Net Cash Used In Investing Activities	(47.6)	(26.4)
Cash Flow From Financing Activities
Long-term debt (repayments)	(100.0)	0.0
Short-term debt borrowings, net of (repayments)	(118.4)	(186.2)
Proceeds from stock options exercised	12.5	44.9
Payment of cash dividends	(123.8)	(118.1)
Payment of business acquisition liabilities	0.0	(14.5)
Deferred financing and other	(0.1)	(0.1)
Net Cash Used In Financing Activities	(329.8)	(274.0)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(2.2)
Net Change In Cash and Cash Equivalents	(33.3)	296.0
Cash and Cash Equivalents at Beginning of Period	183.1	155.7
Cash and Cash Equivalents at End of Period	$149.8	$451.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2021	2020
Cash paid during the period for:
Interest (net of amounts capitalized)	$26.2	$32.2
Income taxes	$118.3	$17.3
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$10.6	$10.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2019	292.8	(47.4)	$292.8	$295.5	$4,237.4	$(66.7)	$(2,091.2)	$2,667.8
Net income	0.0	0.0	0.0	0.0	229.8	0.0	0.0	229.8
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(32.7)	0.0	(32.7)
Cash dividends	0.0	0.0	0.0	0.0	(59.0)	0.0	0.0	(59.0)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	0.2	0.0	0.0	11.7	11.9
March 31, 2020	292.8	(47.1)	$292.8	$295.7	$4,408.2	$(99.4)	$(2,079.5)	$2,817.8
Net income	0.0	0.0	0.0	0.0	189.7	0.0	0.0	189.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	1.1	0.0	1.1
Cash dividends	0.0	0.0	0.0	0.0	(59.1)	0.0	0.0	(59.1)
Stock based compensation expense and stock option plan transactions	0.0	1.2	0.0	7.1	0.0	0.0	42.2	49.3
June 30, 2020	292.8	(45.9)	$292.8	$302.8	$4,538.8	$(98.3)	$(2,037.3)	$2,998.8

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2020	292.8	(47.4)	$292.8	$274.4	$4,786.0	$(77.6)	$(2,255.2)	$3,020.4
Net income	0.0	0.0	0.0	0.0	220.7	0.0	0.0	220.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	23.0	0.0	23.0
Cash dividends	0.0	0.0	0.0	0.0	(61.9)	0.0	0.0	(61.9)
Stock purchases	0.0	(0.4)	0.0	30.0	0.0	0.0	(30.0)	0.0
Stock based compensation expense and stock option plan transactions	0.0	0.1	0.0	1.8	0.0	0.0	7.2	9.0
March 31, 2021	292.8	(47.7)	$292.8	$306.2	$4,944.8	$(54.6)	$(2,278.0)	$3,211.2

Net income	0.0	0.0	0.0	0.0	218.3	0.0	0.0	218.3
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(11.2)	0.0	(11.2)
Cash dividends	0.0	0.0	0.0	0.0	(61.9)	0.0	0.0	(61.9)
Stock based compensation expense and stock option plan transactions	0.0	0.2	0.0	14.3	0.0	0.0	6.5	20.8
June 30, 2021	292.8	(47.5)	$292.8	$320.5	$5,101.2	$(65.8)	$(2,271.5)	$3,377.2

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

The Company incurred research and development expenses in the second quarter of 2021 and 2020 of $25.4 and $24.6, respectively.  The Company incurred research and development expenses in the first six months of 2021 and 2020 of $49.5 and $46.3, respectively.  These expenses are included in selling, general and administrative (“SG&A”) expenses.

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

3.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2021	2020
Raw materials and supplies	$120.0	$112.9
Work in process	39.3	33.0
Finished goods	396.5	349.5
Total	$555.8	$495.4

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	June 30,	December 31,
	2021	2020
Land	$28.3	$28.3
Buildings and improvements	276.3	265.3
Machinery and equipment	817.9	793.4
Software	105.5	103.0
Office equipment and other assets	85.8	85.1
Construction in progress	79.7	86.8
Gross PP&E	1,393.5	1,361.9
Less accumulated depreciation and amortization	780.5	749.1
Net PP&E	$613.0	$612.8

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Depreciation and amortization on PP&E	$17.3	$16.0	$34.1	$32.0

5.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding - basic	245.2	246.2	245.2	245.9
Dilutive effect of stock options	4.8	5.1	4.7	5.3
Weighted average common shares outstanding - diluted	250.0	251.3	249.9	251.2
Antidilutive stock options outstanding	1.5	3.3	1.5	3.3

6.	Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2020	12.7	$50.72
Granted	1.4	84.69
Exercised	(0.3)	33.94
Outstanding at June 30, 2021	13.8	$54.69	5.8	$419.3
Exercisable at June 30, 2021	8.9	$42.17	4.2	$384.5

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Intrinsic Value of Stock Options Exercised	$9.3	$54.6	$18.8	$68.9
Stock Compensation Expense Related to Stock Option Awards	$13.4	$12.7	$16.5	$15.4
Issued Stock Options	1.4	1.8	1.4	1.8
Weighted Average Fair Value of Stock Options issued (per share)	$17.34	$12.74	$17.31	$12.73
Fair Value of Stock Options Issued	$24.6	$23.1	$25.1	$23.6

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.4%	0.5%	1.3%	0.5%
Expected life in years	7.2	7.3	7.2	7.3
Expected volatility	20.7%	19.9%	20.7%	19.8%
Dividend yield	1.2%	1.3%	1.2%	1.3%

7.Share Repurchases

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

In December 2020, the Company entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase Common Stock.  The Company paid $300.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $270.0, or 3.1 million shares.  The Company used cash on hand and short-term borrowings to fund the initial purchase price.  Upon the completion of the ASR, which ended in February 2021, the bank delivered an additional 0.4 million shares to the Company.  The final shares delivered to the Company were determined by the average price per share paid by the bank during the purchase period.  All 3.5 million shares were purchased under the Company’s evergreen program.  As a result of the Company’s stock repurchases in recent years, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of June 30, 2021.

8.Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at June 30, 2021 and December 31, 2020:

		June 30, 2021		December 31, 2020
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$16.0	$16.0	$73.7	$73.7
Financial Liabilities:
Short-term borrowings	Level 2	233.1	233.1	351.4	351.4
Term loan due May 1, 2022	Level 2	200.0	200.0	300.0	300.0
2.45% Senior notes due August 1, 2022	Level 2	299.9	306.9	299.9	310.1
2.875% Senior notes due October 1, 2022	Level 2	400.0	412.7	399.9	416.6
3.15% Senior notes due August 1, 2027	Level 2	424.7	465.1	424.7	472.4
3.95% Senior notes due August 1, 2047	Level 2	397.5	465.2	397.4	502.2
Interest Rate Swap Lock Agreement asset (liability)	Level 2	(42.5)	(42.5)	(57.0)	(57.0)
Business Acquisition Liabilities	Level 3	61.0	61.0	118.0	118.0

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the six months ended June 30, 2021.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The business acquisition liabilities represent the estimated fair value of additional future contingent consideration payable for acquisitions of businesses that included contingent consideration clauses. The fair value of the business acquisition liabilities is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs.  In the six months ended June 30, 2021, the Company decreased the fair value estimate of the business acquisition liability for the Flawless Acquisition (as defined in Note 10) by $57.0 from $98.0 to $41.0 based on the revised valuation due to updated sales forecasts.  The $57.0 reduction of SG&A expense was recorded within the Consumer Domestic and Consumer International segments.  The Flawless Acquisition business acquisition liability is expected to be paid in the first half of 2022 and was reclassified to Current Liabilities in the first quarter of 2021.  At both June 30, 2021 and December 31, 2020, the Company had a business acquisition liability of $20.0 in connection with the Zicam Acquisition (as defined in Note 10).  Any amount that may be due for the Zicam Acquisition business acquisition liability is payable five years from the closing.

The Company has entered into interest rate swap lock agreements (“Interest Rate Swap Lock Agreements”) which are used to hedge the risk of changes in the interest payments attributable to changes in the benchmark U.S. Dollar LIBOR interest rate associated with anticipated issuances of debt.  The liability decreased by $14.5 during the first six months of 2021 primarily due to higher current and projected interest rates and is recorded in Deferred and Other Long-term Liabilities with the offset in Accumulated Other Comprehensive Loss and Deferred Taxes.

The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of June 30, 2021 and December 31, 2020.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign exchange contracts	$229.5	$252.7
Interest rate swap lock	$300.0	$300.0
Diesel fuel contracts	3.4 gallons	6.7 gallons
Commodities contracts	87.0 pounds	84.0 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$5.9	$8.0
Equity derivatives	$28.1	$23.3

Excluding the Interest Rate Swap Lock Agreements disclosed in Note 8, the fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the second quarter of 2021.

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

The preliminary fair values of the net assets at acquisition are set forth as follows:

Inventory and other working capital	$40.2
Property, plant and equipment	0.5
Trade name	367.8
Other intangible assets	93.8
Goodwill	151.4
Current liabilities	(13.1)
Deferred income taxes	(107.2)
Long-term liabilities	(20.7)
Cash purchase price (net of cash acquired)	$512.7

The purchase price allocation for the Zicam Acquisition has not been finalized for deferred income taxes acquired. The trade names and other intangible assets were valued using a discounted cash flow model.  All of the intangible assets recognized from the Zicam Acquisition have a useful life which ranges from 10 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquired business and the Company.  Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.  The goodwill and other intangible assets associated with the Zicam Acquisition are not deductible for U.S. tax purposes.

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

The fair values of the net assets at acquisition are set forth as follows:

Trade name	$447.3
Other intangible assets	121.8
Goodwill	87.9
Contingent consideration	(182.0)
Cash purchase price	$475.0

As a result of the Company purchasing assets, the goodwill and other intangible assets associated with the Flawless Acquisition are deductible for U.S. tax purposes.  The trade names and other intangible assets were valued using a discounted cash flow model.  All of the intangible assets recognized from the Flawless Acquisition have a useful life which ranges from 15 - 20 years. The goodwill is a result of expected synergies from combined operations of the acquired business and the Company.  Pro forma results are not presented because the impact of the acquisition was not material to the Company’s consolidated financial results.  Ideavillage will continue to help support the business through a separate transition services agreement.

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	June 30, 2021				December 31, 2020
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$1,389.3	$(303.6)	$1,085.7	3-20	$1,389.6	$(269.6)	$1,120.0
Customer Relationships	659.5	(310.9)	348.6	15-20	659.5	(291.2)	368.3
Patents/Formulas	230.5	(92.3)	138.2	4-20	230.5	(85.3)	145.2
Total	$2,279.3	$(706.8)	$1,572.5		$2,279.6	$(646.1)	$1,633.5

Indefinite Lived Intangible Assets - Gross Carrying Amount

	June 30,	December 31,
	2021	2020
Trade Names	$1,476.7	$1,476.7

Intangible amortization expense was $30.5 and $24.5 for the second quarter of 2021 and 2020, respectively.  Intangible amortization expense amounted to $61.0 and $49.0  for the first six months of 2021 and 2020, respectively.  The Company estimates that intangible amortization expense will be approximately $120.0 in 2021 and approximately $116.0 to $107.0 annually over the next five years.

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

In recent years the Company’s TROJAN business, specifically the condom category, has not grown and competition has increased.  Social distancing requirements due to the COVID-19 pandemic have further negatively impacted the business.  As a result, the TROJAN business has experienced sales and profit declines resulting in a reduction in expected future cash flows which has eroded a portion of the excess between the fair and carrying value of the tradename.  This indefinite-lived intangible asset is susceptible to impairment risk and a continued decline in fair value could trigger a future impairment charge of the TROJAN tradename.  The carrying value of the TROJAN tradename is $176.4 and fair value exceeded carrying value by 53% as of December 31, 2020.  The key assumptions used in the projections from the Company’s October 1, 2020 impairment analysis include discount rates of 7.0% in the U.S. and 9.0% internationally, growth assumptions commensurate with its outlook for the brand and the category based on recent trends, and an average royalty rate of approximately 10%.  These discount rates were reduced by 250 basis points from the October 1, 2019 impairment analysis to reflect the inherent reduction in the risk profile of the Company.

While management can and has implemented strategies to address the risk, including lowering the Company’s production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.  More recently, the category is experiencing a recovery, benefiting from an easing of COVID-19 social restrictions leading to an increase in sexual activity. The Company expects this trend will continue into next year with the continued adoption of vaccines and reduction of social distancing restrictions.

In addition, the Company’s Passport Food Safety business, under pressure as a result of the COVID-19 pandemic and new competitive activities, is experiencing sales and profit declines due to decreased demand for its products that could result in an impairment of the associated tradename and other intangible assets. The assets have a current net book value of approximately $22.0 and are being amortized over their remaining weighted average life of 11 years.  The Company is implementing strategies to address the decline. However, if unsuccessful, this decline could trigger a future impairment charge.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2020	$1,859.3	$234.3	$136.0	$2,229.6
Zicam adjustment	0.2	0.0	0.0	0.2
Balance at June 30, 2021	$1,859.5	$234.3	$136.0	$2,229.8

The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2021, determined that the estimated fair value substantially exceeded the carrying values of all reporting units.  The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.  The Company has never incurred a goodwill impairment charge.

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

A summary of the Company’s lease information is as follows:

		June 30,	December 31,
	Classification	2021	2020
Assets
Right of use assets	Other Assets	$172.9	$181.6

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$25.5	$25.0
Long-term lease liabilities	Deferred and Other Long-term Liabilities	159.2	168.3
Total lease liabilities		$184.7	$193.3

Other information
Weighted-average remaining lease term (years)		9.3	9.7
Weighted-average discount rate		4.2%	4.3%

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Statement of Income
Lease cost(1)	$8.2	$6.8	$16.5	$13.4

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications(2)	$(0.3)	$6.3	$4.1	$16.5
Cash paid for amounts included in the measurement of lease liabilities	$8.3	$6.4	$16.5	$12.6
(1)

Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item.  Short-term lease expense is excluded from this amount and is not material.  The Company also has certain variable leases which are not material.  The noncash component of lease expense for the first six months of 2021 and 2020 was $12.8 and $9.7, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.

(2)

In June 2021, the Company determined that a renewal option was no longer likely to be exercised.  This resulted in a decrease to the Company’s right of use assets and corresponding lease liabilities of approximately $0.8 recorded in the second quarter of 2021.  In March 2020, the Company approved a capital project to purchase additional machinery and equipment at one of its leased manufacturing facilities. This led to a lease modification to include a renewal option that would extend the lease for an additional five years through 2029.  The modification resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $7.3 recorded in the first quarter of 2020.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2021	$15.9
2022	31.7
2023	26.5
2024	24.1
2025	23.0
2026 and thereafter	106.6
Total future minimum lease commitments	227.8
Less: Imputed Interest	(43.1)
Present value of lease liabilities	$184.7

13.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Trade accounts payable	$566.8	$588.1
Accrued marketing and promotion costs	134.2	177.8
Accrued wages and related benefit costs	53.9	124.2
Other accrued current liabilities	132.6	134.4
Total	$887.5	$1,024.5

14.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	June 30,	December 31,
	2021	2020
Short-term borrowings
Commercial paper issuances	$229.8	$349.0
Various debt due to international banks	3.3	2.4
Total short-term borrowings	$233.1	$351.4

Long-term debt
Term loan due May 1, 2022(1)	200.0	300.0
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	(0.1)	(0.1)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	0.0	(0.1)
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.3)	(0.3)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.5)	(2.6)
Debt issuance costs, net	(8.3)	(9.4)
Total long-term debt	1,713.8	1,812.5
Less: current maturities(1)	(200.0)	0.0
Net long-term debt	$1,513.8	$1,812.5

(1)

In June 2021, the Company repaid $100.0 principal of the $300.0 term loan due May 1, 2022, with the remaining $200.0 principal repaid in early July 2021.  The term loan was repaid with proceeds from commercial paper borrowings and cash on hand.

15.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2019	$(36.8)	$0.0	$(29.9)	$(66.7)
Other comprehensive income (loss) before reclassifications	(6.6)	0.0	(35.5)	(42.1)
Amounts reclassified to consolidated statement of income (a) (b)	0.0	0.0	1.9	1.9
Tax benefit (expense)	0.0	0.0	8.6	8.6
Other comprehensive income (loss)	(6.6)	0.0	(25.0)	(31.6)
Balance at June 30, 2020	$(43.4)	$0.0	$(54.9)	$(98.3)

Balance at December 31, 2020	$(26.4)	$0.0	$(51.2)	$(77.6)
Other comprehensive income (loss) before reclassifications	0.4	(0.9)	17.0	16.5
Amounts reclassified to consolidated statement of income (a) (b)	0.0	0.0	(0.4)	(0.4)
Tax benefit (expense)	0.0	0.2	(4.5)	(4.3)
Other comprehensive income (loss)	0.4	(0.7)	12.1	11.8
Balance at June 30, 2021	$(26.0)	$(0.7)	$(39.1)	$(65.8)

(a)	Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.

(b)	The Company reclassified a gain of $1.2 and a loss of $0.8 to the condensed consolidated statements of income during the three months ended June 30, 2021 and 2020, respectively.

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

b. As of June 30, 2021, the Company had commitments of approximately $258.5.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of June 30, 2021, the Company had various guarantees and letters of credit totaling $4.6.

d. In connection with the Flawless Acquisition, the Company is obligated to pay an additional amount based on sales performance through 2021.  The initial fair value of this business acquisition liability was $182.0.  That amount was established in the purchase price allocation.  Since the initial fair value was established, the Company has decreased the liability by $141.0 of which $38.0 and $57.0 was recorded in the three and six months ended June 30, 2021, respectively, based on the revised valuation due to updated sales forecasts.  As a result of these adjustments, the fair value of this business acquisition liability was $41.0 as of June 30, 2021.  The change in fair value was recorded within the Consumer Domestic and Consumer International segments.  The business acquisition liability will be reassessed at each balance sheet date until the completion of the earn-out period.  Any amount due is expected to be paid in the first half of 2022.  The liability was reclassified to Current Liabilities in the first quarter of 2021.

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

f. In addition to the matters described above, from time to time in the ordinary course of its business the Company is the subject of, or party to, various pending or threatened legal, regulatory or governmental actions or other proceedings, including, without limitation, those relating to, intellectual property, commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance related matters.  Such proceedings are generally subject to considerable uncertainty and their outcomes, and any related damages, may not be reasonably predictable or estimable.   Any such proceedings could result in a material adverse outcome negatively impacting the Company’s business, financial condition, results of operations or cash flows.

17.Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Purchases by Company	$6.0	$6.8	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.6	$0.5
Outstanding Accounts Receivable	$0.4	$0.4	$0.6	$1.0
Outstanding Accounts Payable	$1.0	$1.2	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.1	$1.1	$1.0	$1.1

(1)	Billed by the Company and recorded as a reduction of SG&A expenses.
18.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of June 30, 2021, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively.  The Company’s equity in earnings of Armand and ArmaKleen, totaling $2.8 and $2.0 for the three months ended June 30, 2021 and 2020, respectively, and $5.4 and $3.6 for the six months ended June 30, 2021 and 2020, respectively, are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Second Quarter 2021	$959.7	$226.8	$84.6	$0.0	$1,271.1
Second Quarter 2020	931.1	187.5	75.7	0.0	1,194.3
First Six Months of 2021	$1,902.1	$443.2	$164.7	$0.0	$2,510.0
First Six Months of 2020	1,822.1	386.1	151.3	0.0	2,359.5

Income before Income Taxes(2)
Second Quarter 2021(4)	$234.2	$38.2	$12.1	$2.8	$287.3
Second Quarter 2020(5)	200.4	23.4	10.2	2.0	236.0
First Six Months of 2021(4)	$475.1	$76.4	$21.4	$5.4	$578.3
First Six Months of 2020(5)	451.2	61.6	19.0	3.6	535.4

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $2.6 and $2.8 for the three months ended June 30, 2021 and June 30, 2020, respectively, and were $5.2 and $5.8 for the six months ended June 30, 2021 and June 30, 2020, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.

(3)	Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and six months ended June 30, 2021 and June 30, 2020.
(4)

Results for the three months ended June 30, 2021 include a $38.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $32.3 was recorded to Consumer Domestic and $5.7 was recorded to Consumer International.  Results for the six months ended June 30, 2021 include a $57.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $48.4 was recorded to Consumer Domestic and $8.6 was recorded to Consumer International.

(5)

Results for the three months ended June 30, 2020 include a $6.0 increase of SG&A expenses to adjust the Flawless business acquisition liability, of which $5.1 was recorded to Consumer Domestic and $0.9 was recorded to Consumer International.  Results for the six months ended June 30, 2020 include a $21.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $17.9 was recorded to Consumer Domestic and $3.1 was recorded to Consumer International.  In the first quarter of 2020, the Company sold its PERL WEISS® toothpaste brand in Germany resulting in a reduction in SG&A expenses of $3.0 recorded in Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Household Products	$523.0	$544.7	$1,018.2	$1,039.0
Personal Care Products	436.7	386.4	883.9	783.1
Total Consumer Domestic	959.7	931.1	1,902.1	1,822.1
Total Consumer International	226.8	187.5	443.2	386.1
Total SPD	84.6	75.7	164.7	151.3
Total Consolidated Net Sales	$1,271.1	$1,194.3	$2,510.0	$2,359.5

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.
19.	Subsequent Event

In June 2021, the Company repaid $100.0 principal of the $300.0 term loan due May 1, 2022, with the remaining $200.0 principal repaid in early July 2021.  The term loan was repaid with proceeds from commercial paper borrowings and cash on hand.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

COVID-19 and Other Recent Developments

The COVID-19 pandemic continues to impact certain of our businesses.  During the second quarter ended June 30, 2021, as certain government restrictions were reduced or removed, we began to experience increased demand for certain product categories, mainly in the United States, including WaterPik water flossers, Batiste dry shampoo, Nair depilatories, Trojan condoms, and A&H cat litter, in particular, that had been negatively impacted by the temporary and permanent closures of certain retailers, reduced consumer foot traffic at retailers, and COVID-19 related precautionary measures. Overall, we have continued to experience increased online sales.

We are experiencing challenges to meet customer demand and significant inflation of manufacturing and distribution costs due to shortages in supplier labor and many key raw and packaging materials as well as transportation challenges experienced by our suppliers and third-party manufacturers due primarily to the pandemic.  We expect this input cost inflation to continue for the remainder of 2021.  Accordingly, we have taken steps to increase short-term manufacturing capacity for our cleaning products (including laundry detergent, baking soda, and cleaners) and health care products (including vitamins), and continue to work closely with our suppliers, contract manufacturers and retail partners to ensure sustained supply to keep pace with increased demand.  We have also made investments in the expansion of long-term, in-house and third-party manufacturing capacity and are working to qualify additional suppliers.  To attempt to offset some of these cost pressures, we have recently enacted and continue to evaluate price increases and have reduced marketing and promotional spending.  There is no assurance that these challenges will abate in the near future or that our customers will accept all or a portion of these price increases or that the other measures we have or may implement will mitigate the impact of supply disruptions or rising costs.

The extent of COVID-19’s effect on our operational and financial performance in the future will depend on future developments, including the duration, spread and intensity of the pandemic, the spread and severity of new variants, the impact of vaccines, and our continued ability to manufacture and distribute our products, as well as any future government actions affecting consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Our priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees; maximizing the availability of products that help consumers with their health, hygiene and cleaning needs; and using our employees’ talents and our resources to help society meet and overcome the current challenges.

For additional information on the impacts and our response to the COVID-19 pandemic and the risks that could impact our results, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	June 30, 2021	Prior Year	June 30, 2020
Net Sales	$1,271.1	6.4%	$1,194.3
Gross Profit	$552.2	-1.3%	$559.6
Gross Margin	43.4%	-340 basis points	46.8%
Marketing Expenses	$117.0	-4.3%	$122.3
Percent of Net Sales	9.2%	-100 basis points	10.2%
Selling, General & Administrative Expenses	$136.5	-26.8%	$186.6
Percent of Net Sales	10.7%	-490 basis points	15.6%
Income from Operations	$298.7	19.1%	$250.7
Operating Margin	23.5%	+250 basis points	21.0%
Net income per share - Diluted	$0.87	16.0%	$0.75

	Six Months Ended	Change vs.	Six Months Ended
	June 30, 2021	Prior Year	June 30, 2020
Net Sales	$2,510.0	6.4%	$2,359.5
Gross Profit	$1,103.1	1.1%	$1,091.6
Gross Margin	44.0%	-230 basis points	46.3%
Marketing Expenses	$215.7	-1.4%	$218.7
Percent of Net Sales	8.6%	-70 basis points	9.3%
Selling, General & Administrative Expenses	$286.1	-7.0%	$307.6
Percent of Net Sales	11.4%	-160 basis points	13.0%
Income from Operations	$601.3	6.4%	$565.3
Operating Margin	24.0%	0 basis points	24.0%
Net income per share - Diluted	$1.76	5.4%	$1.67

Diluted Net Income per share was $0.87 in the second quarter of 2021 as compared to $0.75 in the second quarter of 2020.  Diluted Net Income per share was $1.76 in the first six months of 2021 as compared to $1.67 in the same period in 2020.

During the second quarter of 2021 we decreased the fair value of our business acquisition liability associated with the 2019 acquisition of the FLAWLESS hair removal business (the “Flawless Acquisition”) by $38.0 ($28.5 after tax or $0.11 diluted per share), for a total net reduction of $57.0 ($42.8 after tax or $0.16 diluted per share) for the six months ended June 30, 2021, based on updated sales forecasts.  The business acquisition liability adjustments are recorded in SG&A expense.

During the second quarter of 2020 we increased the fair value of our contingent liability associated with the Flawless Acquisition by $6.0 ($4.5 after tax or $0.02 diluted per share), for a total net reduction of $21.0 ($15.8 after tax or $0.06 diluted per share) for the six months ended June 30, 2020 based on updated sales forecasts and the passage of time.  The business acquisition liability adjustments are recorded in SG&A expense.

The Flawless business acquisition liability was reclassified to Current Liabilities in the first quarter of 2021.

Also during the first quarter of 2020, we completed the sale of the PERL WEISS® toothpaste brand in Germany which resulted in a gain of $3.0 ($2.2 after tax or $0.01 diluted per share) recorded in SG&A expense.

Net Sales

Net sales for the quarter ended June 30, 2021 were $1,271.1, an increase of $76.8 or 6.4% as compared to the same period in 2020.  Net sales for the six months ended June 30, 2021 were $2,510.0, an increase of $150.5 or 6.4% over the comparable six month period of 2020. The components of the net sales increase are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consolidated	2021	2021
Product volumes sold	4.3%	3.7%
Pricing/Product mix	0.2%	1.0%
Foreign exchange rate fluctuations	1.7%	1.3%
Acquired product lines (net of divestiture) (1)	0.2%	0.4%
Net Sales increase	6.4%	6.4%

(1)

On December 1, 2020, we acquired all of the outstanding equity of Consumer Health Holdco LLC, the owner of the ZICAM™ brand and cold remedy products business (the “Zicam Acquisition”).  The results of this acquisition are included in our results since the date of acquisition.  During the first quarter of 2020 we completed the sale of the PERL WEISS brand.

For both the three and six months ended June 30, 2021, the volume change reflects increased product unit sales in all three of our segments.  For both the three and six months ended June 30, 2021, price/mix was favorable in the Consumer Domestic and Specialty Products (“SPD”) segments, but was partially offset by unfavorable price/mix in the Consumer International segment.

Gross Profit / Gross Margin

Our gross profit was $552.2 for the three months ended June 30, 2021, a $7.4 decrease as compared to the same period in 2020.  Gross margin decreased 340 basis points (“bps”) in the second quarter of 2021 compared to the same period in 2020, due to the impact of higher manufacturing costs including commodities of 410 bps, higher transportation costs of 70 bps, and higher costs of 50 bps as a result of incremental tariffs, partially offset by the impact of productivity programs of 140 bps and favorable price/volume/mix of 50 bps.  Gross profit was $1,103.1 for the six months ended June 30, 2021, an $11.5 increase compared to the same period in 2020.  Gross margin decreased 230 bps in the first six months of 2021 compared to the same period in 2020, due to the impact of higher manufacturing costs including commodities of 460 bps, and higher costs of 40 bps as a result of incremental tariffs, partially offset by the impact of productivity programs of 150 bps and favorable price/volume/mix of 120 bps.

Operating Expenses

Marketing expenses for the three months ended June 30, 2021 were $117.0, a decrease of $5.3 or 4.3% as compared to the same period in 2020. Marketing expenses as a percentage of net sales in the second quarter of 2021 decreased by 100 bps to 9.2% as compared to 10.2% in the same period in 2020 due to 60 bps of leverage on higher net sales and 40 bps on lower expenses.  We reduced marketing spending in the quarter, mainly in household products, as supply shortages impacted our ability to meet customer demand.  Marketing expenses for the six months ended June 30, 2021 were $215.7, a decrease of $3.0 or 1.4% as compared to the same period in 2020. Marketing expenses as a percentage of net sales for the first six months of 2021 decreased by 70 bps to 8.6% as compared to 9.3% in the same period in 2020 due to 60 bps of leverage on higher net sales and 10 bps on lower expenses.

SG&A expenses were $136.5 in the second quarter of 2021, a decrease of $50.1 or 26.8% as compared to the same period in 2020. SG&A as a percentage of net sales decreased 490 bps to 10.7% in the second quarter of 2021 as compared to 15.6% in the same period in 2020.  The decrease is due to 390 bps on lower expenses and 100 bps of leverage associated with higher sales.  The lower expenses for the three-month period ended June 30, 2021 are primarily due to the favorable year-over-year adjustment to the fair value of the Flawless business acquisition liability (350 bps) and lower incentive compensation and litigation costs, partially offset by higher expense related to the Zicam Acquisition (including amortization).   SG&A expenses for the first six months of 2021 were $286.1, a decrease of $21.5 or 7.0% as compared to the same period in 2020.  SG&A as a percentage of net sales decreased 160 bps to 11.4% in the first six months of 2021 compared to 13.0% in 2020 due to 90 bps on lower expenses and 70 bps of leverage associated with higher sales.  The lower expenses for the six-month period ended June 30, 2021 included a higher year-over-year favorable adjustment to the fair value of the Flawless business acquisition liability (140 bps) and lower incentive compensation and litigation costs, partially offset by higher expense related to the Zicam Acquisition (including amortization) and the prior year gain on the sale of PERL WEISS.

Other (income) expense, net was nominal for the three and six months ended June 30, 2021 and 2020.

Interest expense for the three and six months ended June 30, 2021 decreased $2.7 and $5.0 to $14.1 and $28.1 respectively, as compared to the same period in 2020, primarily due to lower interest rates.

Income Taxes

The effective tax rate for the three and six months ended June 30, 2021 was 24.0% and 24.1% respectively, compared to 19.6% and 21.6% in the same periods in 2020.  The increase in the tax rate for both periods is primarily due to a lower tax benefit related to lower stock option exercises.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of June 30, 2021, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively.  Our equity in earnings of Armand and ArmaKleen, totaling $2.8 and $2.0 for the three months ended June 30, 2021 and 2020, respectively, and $5.4 and $3.6 for the six months ended June 30, 2021 and 2020, respectively are included in the Corporate segment.   Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three months ended June 30, 2021 and June 30, 2020 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Second Quarter 2021	$959.7	$226.8	$84.6	$0.0	$1,271.1
Second Quarter 2020	931.1	187.5	75.7	0.0	1,194.3
First Six Months of 2021	$1,902.1	$443.2	$164.7	$0.0	$2,510.0
First Six Months of 2020	1,822.1	386.1	151.3	0.0	2,359.5

Income before Income Taxes(2)
Second Quarter 2021(4)	$234.2	$38.2	$12.1	$2.8	$287.3
Second Quarter 2020(5)	200.4	23.4	10.2	2.0	236.0
First Six Months of 2021(4)	$475.1	$76.4	$21.4	$5.4	$578.3
First Six Months of 2020(5)	451.2	61.6	19.0	3.6	535.4

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $2.6 and $2.8 for the three months ended June 30, 2021 and June 30, 2020, respectively, and were $5.2 and $5.8 for the six months ended June 30, 2021 and June 30, 2020, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.

(3)	Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and six months ended June 30, 2021 and June 30, 2020.
(4)

Results for the three months ended June 30, 2021 include a $38.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $32.3 was recorded to Consumer Domestic and $5.7 was recorded to Consumer International.  Results for the six months ended June 30, 2021 include a $57.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $48.4 was recorded to Consumer Domestic and $8.6 was recorded to Consumer International.

(5)

Results for the three months ended June 30, 2020 include a $6.0 increase of SG&A expenses to adjust the Flawless business acquisition liability, of which $5.1 was recorded to Consumer Domestic and $0.9 was recorded to Consumer International.  Results for the six months ended June 30, 2020 include a $21.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $17.9 was recorded to Consumer Domestic and $3.1 was recorded to Consumer International.  In the first quarter of 2020, the Company sold its PERL WEISS® toothpaste brand in Germany resulting in a reduction in SG&A expenses of $3.0 recorded in Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Household Products	$523.0	$544.7	$1,018.2	$1,039.0
Personal Care Products	436.7	386.4	883.9	783.1
Total Consumer Domestic	959.7	931.1	1,902.1	1,822.1
Total Consumer International	226.8	187.5	443.2	386.1
Total SPD	84.6	75.7	164.7	151.3
Total Consolidated Net Sales	$1,271.1	$1,194.3	$2,510.0	$2,359.5

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the second quarter of 2021 were $959.7, an increase of $28.6 or 3.1% as compared to the same period in 2020.  Consumer Domestic net sales for the six months ended June 30, 2021 were $1,902.1, an increase of $80.0 or 4.4% as compared to the same period in 2020. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer Domestic	2021	2021
Product volumes sold	2.5%	2.9%
Pricing/Product mix	0.3%	1.0%
Acquired product lines (1)	0.3%	0.5%
Net Sales increase	3.1%	4.4%

(1)	Includes the Zicam Acquisition since the date of acquisition.

The increase in net sales for the three months ended June 30, 2021, reflects the impact of the Zicam Acquisition, higher net sales in WATERPIK® oral care products, ARM & HAMMER® clumping cat litter, BATISTE® dry shampoo, NAIR® hair removal products, and TROJAN condoms.  The increase in net sales for the six-month period ending June 30, 2021, reflects the impact of the Zicam Acquisition, higher net sales in WATERPIK® oral care products, VITAFUSION® and L’IL CRITTERS® gummy vitamins, ARM & HAMMER® clumping cat litter, KABOOM® bathroom cleaners, ARM & HAMMER scent booster, and ARM & HAMMER liquid detergent.

In recent years the Company’s TROJAN business, specifically the condom category, has not grown and competition has increased.  Social distancing requirements due to the COVID-19 pandemic have further negatively impacted the business.  As a result, the TROJAN business has experienced sales and profit declines resulting in a reduction in expected future cash flows which has eroded a portion of the excess between the fair and carrying value of the tradename.  This indefinite-lived intangible asset is susceptible to impairment risk and a continued decline in fair value could trigger a future impairment charge of the TROJAN tradename.  While management can and has implemented strategies to address the risk, including lowering our production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.  More recently, the category is experiencing a recovery as it is benefiting from an easing of COVID-19 social restrictions leading to an increase in sexual activity. We expect this trend will continue into next year with the continued adoption of vaccines and reduction of social distancing restrictions.

The carrying value of the TROJAN tradename is $176.4 and fair value exceeded carrying value by 53% as of December 31, 2020.

Consumer Domestic income before income taxes for the second quarter of 2021 was $234.2, a $33.8 increase as compared to the second quarter of 2020.  The increase is due primarily to lower SG&A expenses of $46.5 (including a $37.4 favorable year-over-year fair value adjustment to the Flawless business acquisition liability), $18.9 benefit from higher volumes, lower marketing expenses of $11.7, and lower interest and other expenses of $2.9, partially offset by unfavorable manufacturing and distribution expenses of $43.0 and unfavorable price/mix of $3.0.  For the six-month period ended June 30, 2021, income before income taxes was $475.1, a $23.9 increase as compared to the first six months of 2020.  The increase is due primarily to a $42.7 benefit from higher volumes, lower SG&A expenses of $22.7 (including a $30.5 favorable year-over-year fair value adjustment to the Flawless business acquisition liability), lower marketing expenses of $13.2, favorable price/mix of $13.6 and lower interest and other expenses of $5.0, partially offset by unfavorable manufacturing and distribution expenses of $73.0.

Consumer International

Consumer International net sales were $226.8 in the second quarter of 2021, an increase of $39.3 or 21.0% as compared to the same period in 2020.  Consumer International net sales in the first six months of 2021 were $443.2, an increase of $57.1 or 14.8% as compared to the same period in 2020. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer International	2021	2021
Product volumes sold	12.5%	7.9%
Pricing/Product mix	(2.1%)	(1.2%)
Foreign exchange rate fluctuations	10.6%	8.1%
Net Sales increase	21.0%	14.8%

Excluding the impact of foreign exchange rates, higher sales in the second quarter ended June 30, 2021 were driven primarily by WATERPIK and ARM & HAMMER liquid laundry detergent in the Global Markets Group (“GMG”), WATERPIK, BATISTE, and STERIMAR® nasal spray in Europe, and GRAVOL® nausea relief products and ARM & HAMMER cat litter in Canada.  For the six months ended June 30, 2021 higher sales were driven primarily by WATERPIK, ARM & HAMMER liquid laundry detergent, OXICLEAN® stain removers, and FIRST RESPONSE® pregnancy kits in GMG, FLAWLESS, BATISTE, and FIRST RESPONSE in Australia, and WATERPIK in Europe.

Consumer International income before income taxes was $38.2 in the second quarter of 2021, a $14.8 increase as compared to the second quarter of 2020.  An $11.8 benefit from higher sales volumes, lower SG&A costs of $6.5 (including a $6.6 favorable year-over-year fair value adjustment to the Flawless business acquisition liability), and favorable foreign exchange rates of $4.9, were partially offset by higher marketing expenses of $3.5, unfavorable manufacturing and commodity costs of $2.3, unfavorable price/product mix of $2.2, and higher interest and other expense of $0.5. For the first six months of 2021, income before income taxes was $76.4, a $14.8 increase as compared to the same period in 2020, due to a $15.8 benefit from higher sales volumes, favorable foreign exchange rates of $7.7, lower interest and other expense of $0.3, and lower SG&A costs of $1.0 (including a $5.5 favorable year-over-year fair value adjustment to the Flawless business acquisition liability), offset by higher marketing expenses of $5.6, unfavorable price/product mix of $2.4, and unfavorable manufacturing and commodity costs of $2.0.

Specialty Products (“SPD”)

SPD net sales were $84.6 in the second quarter of 2021, an increase of $8.9 or 11.8% as compared to the same period in 2020.  SPD net sales were $164.7 for the first six months of 2021, an increase of $13.4, or 8.9% as compared to the same period in 2020.  The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - SPD	2021	2021
Product volumes sold	6.3%	2.3%
Pricing/Product mix	5.5%	6.6%
Net Sales increase	11.8%	8.9%

Net sales increased in the second quarter and the six months of 2021 due to higher pricing and volumes for our dairy segment products.

SPD income before income taxes was $12.1 in the second quarter of 2021, an increase of $1.9 as compared to the same period in 2020, due to favorable price/product mix of $4.2, lower SG&A costs of $1.6, and a $0.8 benefit from higher volumes, offset by unfavorable manufacturing costs of $4.5 and higher marketing expenses of $0.2.  SPD income before income taxes was $21.4 in the first six months of 2021, an increase of $2.4 as compared to the same period in 2020 due primarily to favorable price/product mix of $9.9 and lower SG&A costs of $2.1, partially offset by unfavorable manufacturing costs of $9.2, higher marketing expenses of $0.3 and a $0.2 unfavorable impact from lower volumes.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the three and six months of 2021 and 2020.  The Corporate segment income before income taxes was $2.8 in the second quarter of 2021, as compared to $2.0 in the same period in 2020.  The Corporate segment income before income taxes was $5.4 for the first six months of 2021, as compared to $3.6 in the same period in 2020.

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

As of June 30, 2021, we had $149.8 in cash and cash equivalents, and approximately $767.0 available through the Revolving Credit Facility and our commercial paper program.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

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

In June 2021, we repaid $100.0 principal of the $300.0 term loan due May 1, 2022, with the remaining $200.0 principal repaid in early July 2021.  The term loan was repaid with proceeds from commercial paper borrowings and cash on hand.

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

There remains $210.0 of the initial $500.0 of share repurchase availability under our share repurchase plan approved by the Board of Directors on November 1, 2017 (the “2017 Share Repurchase Program”) as of June 30, 2021.

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

Cash Flow Analysis

	Six Months Ended
	June 30,	June 30,
	2021	2020
Net cash provided by operating activities	$344.3	$598.6
Net cash used in investing activities	$(47.6)	$(26.4)
Net cash used in financing activities	$(329.8)	$(274.0)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital.  Our net cash provided by operating activities in the six months ended June 30, 2021 decreased by $254.3 to $344.3 as compared to $598.6 in the same period in 2020 due to an increase in working capital partially offset by higher cash earnings (net income adjusted for non-cash items such as depreciation, amortization, non-cash compensation and changes in business acquisition liabilities and deferred taxes). The increase in working capital is primarily related to lower accrued expense balances as well as the deferral of U.S. Federal income tax payments from the second to the third quarter in the prior year.  We measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended June 30, 2021 and 2020:

	As of
	June 30, 2021	June 30, 2020	Change
Days of sales outstanding in accounts receivable ("DSO")	28	26	2
Days of inventory outstanding ("DIO")	69	60	9
Days of accounts payable outstanding ("DPO")	70	69	(1)
Cash conversion cycle	27	17	10

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, increased 10 days from the prior year due to higher inventory to support expected sales growth and improvement in service levels, as well as higher accounts receivable primarily related to the timing of sales. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2021 was $47.6, primarily reflecting $43.3 for property, plant and equipment additions.  Net cash used in investing activities during the first six months of 2020 was $26.4, primarily reflecting $30.9 for property, plant and equipment additions, partially offset by cash proceeds of $7.0 from the sale of the PERL WEISS® toothpaste brand in Germany.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first six months of 2021 was $329.8, reflecting $218.4 of net debt payments and $123.8 of cash dividend payments, partially offset by $12.5 of proceeds from stock option exercises.  Net cash used in financing activities during the first six months of 2020 was $274.0, reflecting $186.2 of net debt payments, $118.1 of cash dividend payments, and $14.5 for the Agro business acquisition liability settlement, partially offset by $44.9 of proceeds from stock option exercises.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of the COVID-19 pandemic and the Company’s response; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, tariffs, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products.  Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; other impacts of the COVID-19 pandemic and its impact on the Company’s operations, customers, suppliers, employees, and other constituents, and market volatility and impact on the economy (including causing recessionary conditions), resulting from global, nationwide or local or regional outbreaks or increases in infections, new variants, and the risk that the Company will not be able to successfully execute its response plans with respect to the pandemic or localized outbreaks and the corresponding uncertainty; the impact of regulatory changes or policies associated with the COVID-19 pandemic, including continuing or renewed shutdowns of retail and other businesses in various jurisdictions; the impact of the CARES Act and other governmental actions; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; increases in raw material and energy prices; delays and increased costs in manufacturing and distribution; increases in transportation costs; the impact of price increases for our products; the impact of supply chain disruptions; the impact of inclement weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs, including the actual and potential effect of tariffs on Chinese goods imposed by the United States; increased or changing regulation regarding the Company’s products in the United States and other countries where it or its suppliers operate; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; the acquisition or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

During the second quarter of 2021 the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs. The following table contains information for shares repurchased during the second quarter of 2021, which was solely due to shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

In December 2020, the Company entered into an accelerated share repurchase (“ASR”) contract with a commercial bank to purchase Common Stock.  The Company paid $300.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $270.0, or 3.1 million shares.  The Company used cash on hand and short-term borrowings to fund the initial purchase price.  Upon the completion of the ASR, which ended in February 2021, the bank delivered an additional 0.4 million shares to the Company.  The final shares delivered to the Company were determined by the average price per share paid by the bank during the purchase period.  All 3.5 million shares were purchased under the Company’s evergreen program.  As a result of the Company’s stock repurchases in recent years, there remains $210.0 of share repurchase availability under the 2017 Share Repurchase Program as of June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
4/1/2021 to 4/30/2021	-	$-	-	$210,000,000
5/1/2021 to 5/31/2021	-	-	-	$210,000,000
6/1/2021 to 6/30/2021	694	83.68	-	$210,000,000
Total	694	$83.68	-

ITEM 6.	EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on June 30, 2020.

	(3.2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 30, 2021.

	(3.3)	By-laws of the Company, amended and restated as of May 1, 2020, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on May 1, 2020.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	July 30, 2021	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	July 30, 2021	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)