Form 10-Q
period 2021-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2021-10-29
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of October 27, 2021, there were 244,148,366 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	31

1A.	Risk Factors	31

2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

6.	Exhibits	33

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net Sales	$1,311.4	$1,241.0	$3,821.4	$3,600.5
Cost of sales	732.2	675.8	2,139.1	1,943.7
Gross Profit	579.2	565.2	1,682.3	1,656.8
Marketing expenses	160.9	170.9	376.6	389.6
Selling, general and administrative expenses	116.9	120.5	403.0	428.1
Income from Operations	301.4	273.8	902.7	839.1
Equity in earnings of affiliates	2.0	1.9	7.4	5.5
Investment earnings, net	0.0	0.0	0.1	0.4
Other income (expense), net	(0.7)	(0.3)	(1.1)	(1.1)
Interest expense	(13.4)	(13.9)	(41.5)	(47.0)
Income before Income Taxes	289.3	261.5	867.6	796.9
Income taxes	58.9	45.3	198.2	161.2
Net Income	$230.4	$216.2	$669.4	$635.7

Weighted average shares outstanding - Basic	245.3	247.7	245.2	246.5
Weighted average shares outstanding - Diluted	249.8	253.3	249.9	252.0
Net income per share - Basic	$0.94	$0.87	$2.73	$2.58
Net income per share - Diluted	$0.92	$0.85	$2.68	$2.52
Cash dividends per share	$0.25	$0.24	$0.76	$0.72

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net Income	$230.4	$216.2	$669.4	$635.7
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(5.1)	6.2	(4.7)	(0.4)
Defined benefit plan adjustments gain (loss)	0.0	0.0	(0.7)	0.0
Income (loss) from derivative agreements	10.0	1.3	22.1	(23.7)
Other comprehensive income (loss)	4.9	7.5	16.7	(24.1)
Comprehensive income	$235.3	$223.7	$686.1	$611.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$180.0	$183.1
Accounts receivable, less allowances of $3.1 and $3.7	407.0	398.8
Inventories	552.7	495.4
Other current assets	37.1	35.1
Total Current Assets	1,176.8	1,112.4

Property, Plant and Equipment, Net	615.8	612.8
Equity Investment in Affiliates	9.0	9.1
Trade Names and Other Intangibles, Net	3,018.8	3,110.2
Goodwill	2,230.6	2,229.6
Other Assets	331.0	340.4
Total Assets	$7,382.0	$7,414.5

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$279.7	$351.4
Current portion of long-term debt	299.6	0.0
Accounts payable and accrued expenses	997.7	1,024.5
Income taxes payable	7.4	12.7
Total Current Liabilities	1,584.4	1,388.6

Long-term Debt	1,214.8	1,812.5
Deferred Income Taxes	747.7	707.3
Deferred and Other Long-term Liabilities	301.5	367.7
Business Acquisition Liabilities	20.0	118.0
Total Liabilities	3,868.4	4,394.1

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of September 30, 2021 and December 31, 2020	292.8	292.8
Additional paid-in capital	327.9	274.4
Retained earnings	5,269.6	4,786.0
Accumulated other comprehensive loss	(60.9)	(77.6)
Common stock in treasury, at cost: 47,857,411 shares as of September 30, 2021 and 47,494,982 shares as of December 31, 2020	(2,315.8)	(2,255.2)
Total Stockholders' Equity	3,513.6	3,020.4
Total Liabilities and Stockholders' Equity	$7,382.0	$7,414.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash Flow From Operating Activities
Net Income	$669.4	$635.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	51.3	48.4
Amortization expense	113.6	90.5
Change in fair value of business acquisition liabilities	(98.0)	(71.7)
Deferred income taxes	32.8	28.0
Equity in net earnings of affiliates	(7.4)	(5.5)
Distributions from unconsolidated affiliates	7.5	5.8
Non-cash compensation expense	20.3	18.7
Gain on sale of assets	0.0	(3.0)
Other	5.8	1.4
Change in assets and liabilities:
Accounts receivable	(12.0)	(18.1)
Inventories	(59.9)	(82.3)
Other current assets	6.1	(4.1)
Accounts payable and accrued expenses	(50.8)	140.1
Income taxes payable	(10.3)	13.1
Other operating assets and liabilities, net	(14.8)	1.2
Net Cash Provided By Operating Activities	653.6	798.2
Cash Flow From Investing Activities
Additions to property, plant and equipment	(64.1)	(54.6)
Proceeds from sale of assets	0.0	7.0
Other	(5.6)	(3.6)
Net Cash Used In Investing Activities	(69.7)	(51.2)
Cash Flow From Financing Activities
Long-term debt (repayments)	(300.0)	0.0
Short-term debt (repayments), net of borrowings	(71.6)	(250.4)
Proceeds from stock options exercised	26.9	89.1
Payment of cash dividends	(185.8)	(177.7)
Purchase of treasury stock	(54.9)	0.0
Payment of business acquisition liabilities	0.0	(14.5)
Deferred financing and other	0.0	(0.2)
Net Cash Used In Financing Activities	(585.4)	(353.7)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	0.1
Net Change In Cash and Cash Equivalents	(3.1)	393.4
Cash and Cash Equivalents at Beginning of Period	183.1	155.7
Cash and Cash Equivalents at End of Period	$180.0	$549.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash paid during the period for:
Interest (net of amounts capitalized)	$45.4	$52.0
Income taxes	$175.7	$120.0
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$11.2	$15.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2019	292.8	(47.4)	$292.8	$295.5	$4,237.4	$(66.7)	$(2,091.2)	$2,667.8
Net income	0.0	0.0	0.0	0.0	229.8	0.0	0.0	229.8
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(32.7)	0.0	(32.7)
Cash dividends	0.0	0.0	0.0	0.0	(59.0)	0.0	0.0	(59.0)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	0.2	0.0	0.0	11.7	11.9
March 31, 2020	292.8	(47.1)	$292.8	$295.7	$4,408.2	$(99.4)	$(2,079.5)	$2,817.8
Net income	0.0	0.0	0.0	0.0	189.7	0.0	0.0	189.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	1.1	0.0	1.1
Cash dividends	0.0	0.0	0.0	0.0	(59.1)	0.0	0.0	(59.1)
Stock based compensation expense and stock option plan transactions	0.0	1.2	0.0	7.1	0.0	0.0	42.2	49.3
June 30, 2020	292.8	(45.9)	$292.8	$302.8	$4,538.8	$(98.3)	$(2,037.3)	$2,998.8
Net income	0.0	0.0	0.0	0.0	216.2	0.0	0.0	216.2
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	7.5	0.0	7.5
Cash dividends	0.0	0.0	0.0	0.0	(59.6)	0.0	0.0	(59.6)
Stock based compensation expense and stock option plan transactions	0.0	1.4	0.0	(0.8)	0.0	0.0	48.2	47.4
September 30, 2020	292.8	(44.5)	$292.8	$302.0	$4,695.4	$(90.8)	$(1,989.1)	$3,210.3

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2020	292.8	(47.4)	$292.8	$274.4	$4,786.0	$(77.6)	$(2,255.2)	$3,020.4
Net income	0.0	0.0	0.0	0.0	220.7	0.0	0.0	220.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	23.0	0.0	23.0
Cash dividends	0.0	0.0	0.0	0.0	(61.9)	0.0	0.0	(61.9)
Stock purchases	0.0	(0.4)	0.0	30.0	0.0	0.0	(30.0)	0.0
Stock based compensation expense and stock option plan transactions	0.0	0.1	0.0	1.8	0.0	0.0	7.2	9.0
March 31, 2021	292.8	(47.7)	$292.8	$306.2	$4,944.8	$(54.6)	$(2,278.0)	$3,211.2
Net income	0.0	0.0	0.0	0.0	218.3	0.0	0.0	218.3
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(11.2)	0.0	(11.2)
Cash dividends	0.0	0.0	0.0	0.0	(61.9)	0.0	0.0	(61.9)
Stock based compensation expense and stock option plan transactions	0.0	0.2	0.0	14.3	0.0	0.0	6.5	20.8
June 30, 2021	292.8	(47.5)	$292.8	$320.5	$5,101.2	$(65.8)	$(2,271.5)	$3,377.2
Net income	0.0	0.0	0.0	0.0	230.4	0.0	0.0	230.4
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	4.9	0.0	4.9
Cash dividends	0.0	0.0	0.0	0.0	(62.0)	0.0	0.0	(62.0)
Stock purchases	0.0	(0.7)	0.0	0.0	0.0	0.0	(54.9)	(54.9)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	7.4	0.0	0.0	10.6	18.0
September 30, 2021	292.8	(47.9)	$292.8	$327.9	$5,269.6	$(60.9)	$(2,315.8)	$3,513.6

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

The Company incurred research and development expenses in the third quarter of 2021 and 2020 of $27.7 and $27.0, respectively.  The Company incurred research and development expenses in the first nine months of 2021 and 2020 of $77.2 and $73.3, respectively.  These expenses are included in selling, general and administrative (“SG&A”) expenses.

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

3.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2021	2020
Raw materials and supplies	$117.1	$112.9
Work in process	41.1	33.0
Finished goods	394.5	349.5
Total	$552.7	$495.4

4.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	September 30,	December 31,
	2021	2020
Land	$28.3	$28.3
Buildings and improvements	277.3	265.3
Machinery and equipment	823.5	793.4
Software	108.3	103.0
Office equipment and other assets	85.8	85.1
Construction in progress	84.0	86.8
Gross PP&E	1,407.2	1,361.9
Less accumulated depreciation and amortization	791.4	749.1
Net PP&E	$615.8	$612.8

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Depreciation expense on PP&E	$17.2	$16.4	$51.3	$48.4

5.	Earnings Per Share (“EPS”)

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding - basic	245.3	247.7	245.2	246.5
Dilutive effect of stock options	4.5	5.6	4.7	5.5
Weighted average common shares outstanding - diluted	249.8	253.3	249.9	252.0
Antidilutive stock options outstanding	1.6	0.0	1.6	1.5

6.	Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2020	12.7	$50.72
Granted	1.5	84.75
Exercised	(0.6)	40.03
Cancelled	(0.1)	72.65
Outstanding at September 30, 2021	13.5	$54.95	5.7	$374.9
Exercisable at September 30, 2021	8.6	$41.99	4.0	$350.0

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Intrinsic Value of Stock Options Exercised	$12.0	$84.7	$30.8	$153.6
Stock Compensation Expense Related to Stock Option Awards	$3.4	$2.9	$19.9	$18.3
Issued Stock Options	0.0	0.0	1.5	1.8
Weighted Average Fair Value of Stock Options issued (per share)	$0.0	$0.0	$17.33	$12.75
Fair Value of Stock Options Issued	$0.0	$0.0	$26.1	$23.8

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Risk-free interest rate	-	-	1.3%	0.5%
Expected life in years	-	-	7.2	7.3
Expected volatility	-	-	20.7%	19.8%
Dividend yield	-	-	1.2%	1.3%

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

In August 2021, the Company executed an agreement to purchase up to $200.0 of its Common Stock through October 31, 2021.  During the quarter the Company purchased 0.7 million shares for approximately $55.0, inclusive of fees, all of which was purchased under the 2017 Share Repurchase Program.  In October 2021, as of the filing date of this Quarterly Report on Form 10-Q, the Company purchased an additional 0.9 million shares for approximately $75.0.  The 2017 Share Repurchase Program was replaced in the fourth quarter of 2021.  See Note 19 for further details.

8.Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 30, 2021 and December 31, 2020:

		September 30, 2021		December 31, 2020
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$15.8	$15.8	$73.7	$73.7
Financial Liabilities:
Short-term borrowings	Level 2	279.7	279.7	351.4	351.4
Term loan due May 1, 2022	Level 2	0.0	0.0	300.0	300.0
2.45% Senior notes due August 1, 2022	Level 2	299.9	305.2	299.9	310.1
2.875% Senior notes due October 1, 2022	Level 2	400.0	410.1	399.9	416.6
3.15% Senior notes due August 1, 2027	Level 2	424.7	470.4	424.7	472.4
3.95% Senior notes due August 1, 2047	Level 2	397.5	468.2	397.4	502.2
Interest Rate Swap Lock Agreement liability	Level 2	39.8	39.8	57.0	57.0
Business Acquisition Liabilities	Level 3	20.0	20.0	118.0	118.0

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the nine months ended September 30, 2021.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The business acquisition liabilities represent the estimated fair value of additional future contingent consideration payable for acquisitions of businesses that included contingent consideration clauses. The fair value of the business acquisition liabilities is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs.  In the nine months ended September 30, 2021, the Company recorded a reduction in fair value of $98.0 for the Flawless business acquisition liability (as defined in Note 10) based on the revised valuation due to updated sales forecasts.  The $98.0 reduction of the business acquisition liability was recorded as a reduction in SG&A expense within the Consumer Domestic and Consumer International segments.  At both September 30, 2021 and December 31, 2020, the Company had a business acquisition liability of $20.0 in connection with the Zicam Acquisition (as defined in Note 10).  Any amount that may be due for the Zicam business acquisition liability is payable five years from the closing.

The Company has entered into interest rate swap lock agreements (“Interest Rate Swap Lock Agreements”) which are used to hedge the risk of changes in the interest payments attributable to changes in the benchmark U.S. Dollar LIBOR interest rate associated with anticipated issuances of debt in 2022.  The liability decreased by $17.2 during the first nine months of 2021 primarily due to higher current and projected interest rates with the offset in Accumulated Other Comprehensive Loss and Deferred Taxes.  The liability was reclassified to Accounts Payable and Accrued Expenses during the third quarter of 2021.

The carrying amounts of Accounts Receivable, and Accounts Payable and Accrued Expenses, approximated estimated fair values as of September 30, 2021 and December 31, 2020.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign exchange contracts	$212.0	$252.7
Interest rate swap lock	$300.0	$300.0
Diesel fuel contracts	1.7 gallons	6.7 gallons
Commodities contracts	49.1 pounds	84.0 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$5.9	$8.0
Equity derivatives	$27.2	$23.3

Excluding the Interest Rate Swap Lock Agreements disclosed in Note 8, the fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the three and nine months ended September 30, 2021.

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

The fair values of the net assets at acquisition are set forth as follows:

Inventory and other working capital	$40.2
Property, plant and equipment	0.5
Trade name	367.8
Other intangible assets	93.8
Goodwill	152.2
Current liabilities	(13.1)
Deferred income taxes	(108.0)
Long-term liabilities	(20.7)
Cash purchase price (net of cash acquired)	$512.7

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

On May 1, 2019, the Company closed on its previously announced acquisition of the FLAWLESS® business (the “Flawless Acquisition”) from Ideavillage Products Corporation (“Ideavillage”). The Company paid $475.0 at closing and agreed to make an additional business acquisition liability payment based on a trailing twelve-month net sales target ending no later than December 31, 2021. At September 30, 2021 the business acquisition liability value was $0.0.  The Company does not expect to make a payment for the Flawless business acquisition liability.  The transaction was funded with a three-year term loan and commercial paper borrowings. There was a six-month integration transition period in which the net cash received from Ideavillage was accounted for as other revenue as a component of net sales. The Company purchased the inventory as part of the acquisition following the transition period, and at such time the Company became the principal party to the sales transactions and began recording revenue on a gross basis. The FLAWLESS business is managed in the Consumer Domestic and Consumer International segments and represents an addition to the Company’s specialty haircare portfolio which includes BATISTE® dry shampoo, VIVISCAL hair thinning supplements, and TOPPIK® hair fibers.

The fair values of the net assets at acquisition are set forth as follows:

Trade name	$447.3
Other intangible assets	121.8
Goodwill	87.9
Contingent consideration	(182.0)
Cash purchase price	$475.0

As a result of the Company purchasing assets, the goodwill and other intangible assets associated with the Flawless Acquisition are deductible for U.S. tax purposes.  The trade names and other intangible assets were valued using a discounted cash flow model.  All of the intangible assets recognized from the Flawless Acquisition have a useful life which ranges from 15 - 20 years. The goodwill is a result of expected synergies from combined operations of the acquired business and the Company.  Pro forma results are not presented because the impact of the acquisition was not material to the Company’s consolidated financial results.  Ideavillage will continue to help support the business through a separate transition services agreement which expires on December 31, 2021.

11.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	September 30, 2021				December 31, 2020
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$1,388.9	$(320.3)	$1,068.6	3-20	$1,389.6	$(269.6)	$1,120.0
Customer Relationships	659.5	(320.2)	339.3	15-20	659.5	(291.2)	368.3
Patents/Formulas	230.5	(95.9)	134.6	4-20	230.5	(85.3)	145.2
Total	$2,278.9	$(736.4)	$1,542.5		$2,279.6	$(646.1)	$1,633.5

Indefinite Lived Intangible Assets - Gross Carrying Amount

	September 30,	December 31,
	2021	2020
Trade Names	$1,476.3	$1,476.7

Intangible amortization expense was $29.9 and $24.4 for the third quarter of 2021 and 2020, respectively.  Intangible amortization expense amounted to $90.9 and $73.4 for the first nine months of 2021 and 2020, respectively.  The Company estimates that intangible amortization expense will be approximately $120.0 in 2021 and approximately $116.0 to $107.0 annually over the next five years.

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

In recent years the Company’s TROJAN® business, specifically the condom category, has not grown and competition has increased.  Social distancing requirements due to the COVID-19 pandemic have further negatively impacted the business.  As a result, the TROJAN business has experienced stagnant sales and profits resulting in a reduction in expected future cash flows which has eroded a portion of the excess between the fair and carrying value of the tradename.  This indefinite-lived intangible asset is susceptible to impairment risk and a continued decline in fair value could trigger a future impairment charge of the TROJAN tradename.  The carrying value of the TROJAN tradename is $176.4 and fair value exceeded carrying value by 53% as of December 31, 2020.  The key assumptions used in the projections from the Company’s October 1, 2020 impairment analysis include discount rates of 7.0% in the U.S. and 9.0% internationally, growth assumptions commensurate with its outlook for the brand and the category based on recent trends, and an average royalty rate of approximately 10%.  These discount rates were reduced by 250 basis points from the October 1, 2019 impairment analysis to reflect the inherent reduction in the risk profile of the Company.

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

In addition, the Company’s Passport Food Safety business, under pressure as a result of the COVID-19 pandemic and new competitive activities, is experiencing sales and profit declines due to decreased demand for its products that could result in an impairment of the associated tradename and other intangible assets. The assets have a current net book value of approximately $21.0 and are being amortized over their remaining weighted average life of 11 years.  The Company is implementing strategies to address the decline. However, if unsuccessful, this decline could trigger a future impairment charge.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2020	$1,859.3	$234.3	$136.0	$2,229.6
Zicam adjustment	1.0	0.0	0.0	1.0
Balance at September 30, 2021	$1,860.3	$234.3	$136.0	$2,230.6

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

A summary of the Company’s lease information is as follows:

		September 30,	December 31,
	Classification	2021	2020
Assets
Right of use assets	Other Assets	$166.7	$181.6

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$24.9	$25.0
Long-term lease liabilities	Deferred and Other Long-term Liabilities	153.5	168.3
Total lease liabilities		$178.4	$193.3

Other information
Weighted-average remaining lease term (years)		9.2	9.7
Weighted-average discount rate		4.3%	4.3%

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Statement of Income
Lease cost(1)	$8.1	$6.6	$24.6	$20.0

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications(2)	$0.4	$2.2	$4.5	$18.7
Cash paid for amounts included in the measurement of lease liabilities	$8.0	$6.3	$24.5	$18.9
(1)

Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item.  Short-term lease expense is excluded from this amount and is not material.  The Company also has certain variable leases which are not material.  The non-cash component of lease expense for the first nine months of 2021 and 2020 was $19.1 and $14.4, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.

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

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2021	$8.1
2022	31.0
2023	26.8
2024	24.4
2025	23.0
2026 and thereafter	106.6
Total future minimum lease commitments	219.9
Less: Imputed interest	(41.5)
Present value of lease liabilities	$178.4

13.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Trade accounts payable	$617.5	$588.1
Accrued marketing and promotion costs	170.6	177.8
Accrued wages and related benefit costs	56.3	124.2
Other accrued current liabilities	153.3	134.4
Total	$997.7	$1,024.5

14.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	September 30,	December 31,
	2021	2020
Short-term borrowings
Commercial paper issuances	$279.7	$349.0
Various debt due to international banks	0.0	2.4
Total short-term borrowings	$279.7	$351.4

Long-term debt
Term loan due May 1, 2022(1)	0.0	300.0
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	(0.1)	(0.1)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	0.0	(0.1)
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.3)	(0.3)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.5)	(2.6)
Debt issuance costs, net	(7.7)	(9.4)
Total long-term debt	1,514.4	1,812.5
Less: Current maturities	(299.6)	0.0
Net long-term debt	$1,214.8	$1,812.5

(1)

In June 2021, the Company repaid $100.0 principal of the $300.0 term loan due May 1, 2022, with the remaining $200.0 principal repaid in early July 2021.  The term loan was repaid with proceeds from commercial paper borrowings and cash on hand.

15.	Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2019	$(36.8)	$0.0	$(29.9)	$(66.7)
Other comprehensive income (loss) before reclassifications	(0.4)	0.0	(36.7)	(37.1)
Amounts reclassified to consolidated statement of income (a) (b)	0.0	0.0	4.1	4.1
Tax benefit (expense)	0.0	0.0	8.9	8.9
Other comprehensive income (loss)	(0.4)	0.0	(23.7)	(24.1)
Balance at September 30, 2020	$(37.2)	$0.0	$(53.6)	$(90.8)

Balance at December 31, 2020	$(26.4)	$0.0	$(51.2)	$(77.6)
Other comprehensive income (loss) before reclassifications	(4.7)	(0.9)	32.4	26.8
Amounts reclassified to consolidated statement of income (a) (b)	0.0	0.0	(2.9)	(2.9)
Tax benefit (expense)	0.0	0.2	(7.4)	(7.2)
Other comprehensive income (loss)	(4.7)	(0.7)	22.1	16.7
Balance at September 30, 2021	$(31.1)	$(0.7)	$(29.1)	$(60.9)

(a)	Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.

(b)	The Company reclassified a gain of $2.5 and a loss of $2.2 to the condensed consolidated statements of income during the three months ended September 30, 2021 and 2020, respectively.

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

b. As of September 30, 2021, the Company had commitments of approximately $261.5.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of September 30, 2021, the Company had various guarantees and letters of credit totaling $5.0.

d. In connection with the Flawless Acquisition, the Company is obligated to pay an additional amount based on sales performance through 2021.  The initial fair value of this business acquisition liability was $182.0.  That amount was established based on initial projections in the purchase price allocation.  Since the initial fair value was established, the Company has recorded a reduction in fair value of the entire $182.0 business acquisition liability of which $41.0 and $98.0 was recorded in the three and nine months ended September 30, 2021, respectively, based on the revised valuation due to updated sales forecasts.  The reduction in fair value was recorded as a reduction in SG&A expense within the Consumer Domestic and Consumer International segments.  At September 30, 2021 the business acquisition liability value was $0.0.  The Company does not expect to make a payment for the Flawless business acquisition liability.

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

17.Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Purchases by Company	$9.8	$10.7	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.8	$0.7
Outstanding Accounts Receivable	$0.4	$0.3	$0.5	$0.7
Outstanding Accounts Payable	$1.4	$1.4	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.6	$1.6	$1.5	$1.6

(1)	Billed by the Company and recorded as a reduction of SG&A expenses.
18.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of September 30, 2021, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively.  The Company’s equity in earnings of Armand and ArmaKleen, totaling $2.0 and $1.9 for the three  months ended September 30, 2021 and 2020, respectively, and $7.4 and $5.5 for the nine months ended September 30, 2021 and 2020, respectively, are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Third Quarter 2021	$998.1	$227.0	$86.3	$0.0	$1,311.4
Third Quarter 2020	954.6	213.6	72.8	0.0	1,241.0
First Nine Months of 2021	$2,900.2	$670.2	$251.0	$0.0	$3,821.4
First Nine Months of 2020	2,776.7	599.7	224.1	0.0	3,600.5

Income before Income Taxes(2)
Third Quarter 2021(4)	$238.6	$34.5	$14.2	$2.0	$289.3
Third Quarter 2020(5)	220.6	32.4	6.6	1.9	261.5
First Nine Months of 2021(4)	$713.7	$110.9	$35.6	$7.4	$867.6
First Nine Months of 2020(5)	671.8	94.0	25.6	5.5	796.9

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $2.6 and $3.3 for the three months ended September 30, 2021 and September 30, 2020, respectively, and were $7.8 and $9.1 for the nine months ended September 30, 2021 and September 30, 2020, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.

(3)	Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and nine months ended September 30, 2021 and September 30, 2020.
(4)

Results for the three months ended September 30, 2021 include a $41.0 reduction in SG&A expenses to adjust the Flawless business acquisition liability, of which $34.8 was recorded to Consumer Domestic and $6.2 was recorded to Consumer International.  Results for the nine months ended September 30, 2021 include a $98.0 reduction in SG&A expenses to adjust the Flawless business acquisition liability, of which $83.2 was recorded to Consumer Domestic and $14.8 was recorded to Consumer International.

(5)

Results for the three months ended September 30, 2020 include a $51.0 reduction in SG&A expenses to adjust the Flawless business acquisition liability, of which $43.3 was recorded to Consumer Domestic and $7.7 was recorded to Consumer International.  Results for the nine months ended September 30, 2020 include a $72.0 reduction in SG&A expenses to adjust the Flawless business acquisition liability, of which $61.2 was recorded to Consumer Domestic and $10.8 was recorded to Consumer International.  In the first quarter of 2020, the Company sold its PERL WEISS® toothpaste brand in Germany resulting in a reduction in SG&A expenses of $3.0 recorded in Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Household Products	$535.5	$501.4	$1,553.7	$1,540.4
Personal Care Products	462.6	453.2	1,346.5	1,236.3
Total Consumer Domestic	998.1	954.6	2,900.2	2,776.7
Total Consumer International	227.0	213.6	670.2	599.7
Total SPD	86.3	72.8	251.0	224.1
Total Consolidated Net Sales	$1,311.4	$1,241.0	$3,821.4	$3,600.5

Household Products include laundry, deodorizing and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

19.	Subsequent Event

Share Repurchase

On October 28, 2021, the Board authorized a new share repurchase program, under which the Company may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”).  The 2021 Share Repurchase Program does not have an expiration and replaces the 2017 Share Repurchase Program.  All remaining dollars authorized for repurchase under the 2017 Share Repurchase Plan have been cancelled.  The 2021 Share Repurchase Program does not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

COVID-19 and Other Recent Developments

The COVID-19 pandemic continues to impact certain of our businesses.  Since the second quarter ended June 30, 2021, when certain government restrictions were reduced or removed, we have experienced increased demand for certain product categories, mainly in the United States, including ARM & HAMMER® cat litter, VITAFUSION® and L’IL CRITTERS® gummy vitamins, and Batiste® dry shampoo, in particular, that had been negatively impacted by the temporary and permanent closures of certain retailers, reduced consumer foot traffic at retailers, and COVID-19 related precautionary measures. Overall, we have continued to experience increased online sales.

We continue to experience challenges to meet customer demand and significant inflation of manufacturing and distribution costs (including fuel) due to shortages in supplier labor and many key raw and packaging materials as well as transportation challenges experienced by our suppliers and third-party manufacturers due primarily to the pandemic and exacerbated by the impact of Hurricane Ida.  We expect this input cost inflation to continue for the remainder of 2021 and into 2022.  To attempt to offset some of these cost pressures, we have recently enacted and continue to evaluate price increases. In addition, to address challenges meeting customer demand, we have taken steps to increase short-term manufacturing capacity for many of our products (including laundry detergent, baking soda, cleaners and vitamins), and continue to work closely with our suppliers, contract manufacturers and retail partners to ensure sustained supply to keep pace with increased demand.  We have also made investments in the expansion of long-term, in-house and third-party manufacturing capacity and are working to enlist additional suppliers that meet our quality specifications.  In addition, due to challenges meeting customer demand we have reduced marketing and promotional spending.  While we expect supply availability issues to start improving in the first half of 2022 for most of our brands, there is no assurance that these challenges will abate in the near future or that our customers will accept all or a portion of these price increases or that the other measures we have or may implement will mitigate the impact of supply disruptions or rising costs.

The extent of COVID-19’s and other recent developments’ effect on our operational and financial performance in the future will depend on future developments, including the duration, spread and intensity of the pandemic, the spread and severity of new variants, the impact of vaccines, and our continued ability to manufacture and distribute our products, as well as any future government actions affecting employers, consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Our priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees; maximizing the availability of products that help consumers with their health, hygiene and cleaning needs; and using our employees’ talents and our resources to help society meet and overcome the current challenges.

For additional information on the impacts and our response to the COVID-19 pandemic and other recent developments and the risks that could impact our results, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	September 30, 2021	Prior Year	September 30, 2020
Net Sales	$1,311.4	5.7%	$1,241.0
Gross Profit	$579.2	2.5%	$565.2
Gross Margin	44.2%	-130 basis points	45.5%
Marketing Expenses	$160.9	-5.9%	$170.9
Percent of Net Sales	12.3%	-150 basis points	13.8%
Selling, General & Administrative Expenses	$116.9	-3.0%	$120.5
Percent of Net Sales	8.9%	-80 basis points	9.7%
Income from Operations	$301.4	10.1%	$273.8
Operating Margin	23.0%	+100 basis points	22.0%
Net income per share - Diluted	$0.92	8.2%	$0.85

	Nine Months Ended	Change vs.	Nine Months Ended
	September 30, 2021	Prior Year	September 30, 2020
Net Sales	$3,821.4	6.1%	$3,600.5
Gross Profit	$1,682.3	1.5%	$1,656.8
Gross Margin	44.0%	-200 basis points	46.0%
Marketing Expenses	$376.6	-3.3%	$389.6
Percent of Net Sales	9.9%	-90 basis points	10.8%
Selling, General & Administrative Expenses	$403.0	-5.9%	$428.1
Percent of Net Sales	10.5%	-140 basis points	11.9%
Income from Operations	$902.7	7.6%	$839.1
Operating Margin	23.6%	+30 basis points	23.3%
Net income per share - Diluted	$2.68	6.3%	$2.52

Diluted Net Income per share was $0.92 in the third quarter of 2021 as compared to $0.85 in the third quarter of 2020.  Diluted Net Income per share was $2.68 in the first nine months of 2021 as compared to $2.52 in the same period in 2020.

During the third quarter of 2021 we decreased the fair value of our business acquisition liability associated with the 2019 acquisition of the FLAWLESS® hair removal business (the “Flawless Acquisition”) by $41.0 ($30.8 after tax or $0.12 diluted per share), and a total reduction of $98.0 ($73.5 after tax or $0.29 diluted per share) for the nine months ended September 30, 2021, based on updated sales forecasts.  After giving effect to the third quarter decrease, the value of the business acquisition liability has been reduced to $0.0.  The business acquisition liability adjustments are recorded as a reduction in SG&A expense.

During the third quarter of 2020 we decreased the fair value of our contingent liability associated with the 2019 acquisition of the FLAWLESS hair removal business (the “Flawless Acquisition”) from Ideavillage Products Corporation by $51.0 ($38.2 after tax or $0.15 diluted per share), for a total net reduction of $72.0 ($54.0 after tax or $0.21 diluted per share) for the nine months ended September 30, 2020 based on updated sales forecasts and the passage of time.  The business acquisition liability adjustments are recorded as a reduction in SG&A expense.

During the first quarter of 2020, we completed the sale of the PERL WEISS® toothpaste brand in Germany which resulted in a gain of $3.0 ($2.2 after tax or $0.01 diluted per share) recorded in SG&A expense.

Net Sales

Net sales for the quarter ended September 30, 2021 were $1,311.4, an increase of $70.4 or 5.7% as compared to the same period in 2020.  Net sales for the nine months ended September 30, 2021 were $3,821.4, an increase of $220.9 or 6.1% over the comparable nine month period of 2020. The components of the net sales increase are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consolidated	2021	2021
Product volumes sold	(1.5)%	1.9%
Pricing/Product mix	5.2%	2.4%
Foreign exchange rate fluctuations	0.7%	1.1%
Acquired product lines (net of divestiture) (1)	1.3%	0.7%
Net Sales increase	5.7%	6.1%

(1)

On December 1, 2020, we acquired all of the outstanding equity of Consumer Health Holdco LLC, the owner of the ZICAM® brand and cold remedy products business (the “Zicam Acquisition”).  The results of this acquisition are included in our results since the date of acquisition.  During the first quarter of 2020 we completed the sale of the PERL WEISS brand.

For the three months ended September 30, 2021, the volume change reflects decreased product unit sales in the Consumer Domestic segment, partially offset by increased product unit sales in the Consumer International and Specialty Products (“SPD”) segments.  For the nine months ended September 30, 2021, the volume change reflects increased product unit sales in all three segments.  For the three months ended September 30, 2021, price/mix was favorable in all three segments.  For the nine months ended September 30, 2021, price/mix was favorable in the Consumer Domestic and SPD segments, but was partially offset by unfavorable price/mix in the Consumer International segment.

Gross Profit / Gross Margin

Our gross profit was $579.2 for the three months ended September 30, 2021, a $14.0 increase as compared to the same period in 2020.  Gross margin decreased 130 basis points (“bps”) in the third quarter of 2021 compared to the same period in 2020, due to the impact of higher manufacturing costs including commodities of 440 bps, higher transportation costs of 60 bps, and higher costs of 40 bps as a result of incremental tariffs, partially offset by favorable price/volume/mix of 250 bps, the impact of productivity programs of 120 bps, and business acquisition benefits of 40 bps.  Gross profit was $1,682.3 for the nine months ended September 30, 2021, a $25.5 increase compared to the same period in 2020.  Gross margin decreased 200 bps in the first nine months of 2021 compared to the same period in 2020, due to the impact of higher manufacturing costs including commodities of 410 bps, higher transportation costs of 70 bps, and higher costs of 40 bps as a result of incremental tariffs, partially offset by the impact of favorable price/volume/mix of 180 bps and productivity programs of 140 bps.

Operating Expenses

Marketing expenses for the three months ended September 30, 2021 were $160.9, a decrease of $10.0 or 5.9% as compared to the same period in 2020. Marketing expenses as a percentage of net sales in the third quarter of 2021 decreased by 150 bps to 12.3% as compared to 13.8% in the same period in 2020 due to 80 bps on lower expenses and 70 bps of leverage on higher net sales.  We reduced marketing spending in the quarter, mainly in household products, as supply shortages impacted our ability to meet customer demand.  Marketing expenses for the nine months ended September 30, 2021 were $376.6, a decrease of $13.0 or 3.3% as compared to the same period in 2020. Marketing expenses as a percentage of net sales for the first nine months of 2021 decreased by 90 bps to 9.9% as compared to 10.8% in the same period in 2020 due to 60 bps of leverage on higher net sales and 30 bps on lower expenses.

SG&A expenses were $116.9 in the third quarter of 2021, a decrease of $3.6 or 3.0% as compared to the same period in 2020. SG&A as a percentage of net sales decreased 80 bps to 8.9% in the third quarter of 2021 as compared to 9.7% in the same period in 2020.  The decrease is due to 50 bps of leverage associated with higher sales and 30 bps on lower expenses.  The lower expenses for the three-month period ended September 30, 2021 are primarily due to lower incentive compensation and litigation costs, partially offset by higher expense related to the Zicam Acquisition (including amortization) and a lower year-over-year favorable adjustment to the fair value of the Flawless business acquisition liability of $10.0.   SG&A expenses for the first nine months of 2021 were $403.0, a decrease of $25.1 or 5.9% as compared to the same period in 2020.  SG&A as a percentage of net sales decreased 140 bps to 10.5% in the first nine months of 2021 compared to 11.9% in 2020 due to 70 bps on lower expenses and 70 bps of leverage associated with higher sales.  The lower expenses for the nine-month period ended September 30, 2021 included a higher year-over-year favorable adjustment to the fair value of the Flawless business acquisition liability of $26.0 and lower incentive compensation and litigation costs, partially offset by higher expense related to the Zicam Acquisition (including amortization) and the prior year gain on the sale of PERL WEISS.

Other (income) expense, net was nominal for the three and nine months ended September 30, 2021 and 2020.

Interest expense for the three and nine months ended September 30, 2021 decreased $0.5 and $5.5 to $13.4 and $41.5 respectively, as compared to the same period in 2020, primarily due to lower interest rates.

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2021 was 20.4% and 22.8% respectively, compared to 17.3% and 20.2% in the same periods in 2020.  The increase in the tax rate for both periods is primarily due to lower stock option exercises, offset by the partial reduction of a valuation allowance related to foreign tax credits.

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

The Corporate segment income consists of equity in earnings of affiliates.  As of September 30, 2021, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively.  Our equity in earnings of Armand and ArmaKleen, totaling $2.0 and $1.9 for the three months ended September 30, 2021 and 2020, respectively, and $7.4 and $5.5 for the nine months ended September 30, 2021 and 2020, respectively are included in the Corporate segment.  Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and nine months ended September 30, 2021 and September 30, 2020 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Third Quarter 2021	$998.1	$227.0	$86.3	$0.0	$1,311.4
Third Quarter 2020	954.6	213.6	72.8	0.0	1,241.0
First Nine Months of 2021	$2,900.2	$670.2	$251.0	$0.0	$3,821.4
First Nine Months of 2020	2,776.7	599.7	224.1	0.0	3,600.5

Income before Income Taxes(2)
Third Quarter 2021(4)	$238.6	$34.5	$14.2	$2.0	$289.3
Third Quarter 2020(5)	220.6	32.4	6.6	1.9	261.5
First Nine Months of 2021(4)	$713.7	$110.9	$35.6	$7.4	$867.6
First Nine Months of 2020(5)	671.8	94.0	25.6	5.5	796.9

(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $2.6 and $3.3 for the three months ended September 30, 2021 and September 30, 2020, respectively, and were $7.8 and $9.1 for the nine months ended September 30, 2021 and September 30, 2020, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.

(3)	Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and nine months ended September 30, 2021 and September 30, 2020.
(4)

Results for the three months ended September 30, 2021 include a $41.0 reduction in SG&A expenses to adjust the Flawless business acquisition liability, of which $34.8 was recorded to Consumer Domestic and $6.2 was recorded to Consumer International.  Results for the nine months ended September 30, 2021 include a $98.0 reduction in SG&A expenses to adjust the Flawless business acquisition liability, of which $83.2 was recorded to Consumer Domestic and $14.8 was recorded to Consumer International.

(5)

Results for the three months ended September 30, 2020 include a $51.0 reduction in SG&A expenses to adjust the Flawless business acquisition liability, of which $43.3 was recorded to Consumer Domestic and $7.7 was recorded to Consumer International.  Results for the nine months ended September 30, 2020 include a $72.0 reduction in SG&A expenses to adjust the Flawless business acquisition liability, of which $61.2 was recorded to Consumer Domestic and $10.8 was recorded to Consumer International.  In the first quarter of 2020, we sold our PERL WEISS toothpaste brand in Germany resulting in a reduction in SG&A expenses of $3.0 recorded in Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Household Products	$535.5	$501.4	$1,553.7	$1,540.4
Personal Care Products	462.6	453.2	1,346.5	1,236.3
Total Consumer Domestic	998.1	954.6	2,900.2	2,776.7
Total Consumer International	227.0	213.6	670.2	599.7
Total SPD	86.3	72.8	251.0	224.1
Total Consolidated Net Sales	$1,311.4	$1,241.0	$3,821.4	$3,600.5

Household Products include laundry, deodorizing, and cleaning products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2021 were $998.1, an increase of $43.5 or 4.6% as compared to the same period in 2020.  Consumer Domestic net sales for the nine months ended September 30, 2021 were $2,900.2, an increase of $123.5 or 4.4% as compared to the same period in 2020.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer Domestic	2021	2021
Product volumes sold	(3.2)%	0.8%
Pricing/Product mix	6.0%	2.7%
Acquired product lines (1)	1.8%	0.9%
Net Sales increase	4.6%	4.4%

(1)	Includes the Zicam Acquisition since the date of acquisition.

The increase in net sales for the three months ended September 30, 2021, reflects the impact of the Zicam Acquisition, higher net sales in ARM & HAMMER clumping cat litter, ARM & HAMMER liquid detergent, VITAFUSION gummy vitamins, BATISTE dry shampoo and OXICLEAN® powder.  The increase in net sales for the nine-month period ending September 30, 2021, reflects the impact of the Zicam Acquisition, higher net sales in ARM & HAMMER clumping cat litter, WATERPIK® oral care products, VITAFUSION and L’IL CRITTERS gummy vitamins, BATISTE dry shampoo, ARM & HAMMER scent booster, and OXICLEAN® powder.

In recent years our TROJAN® business, specifically the condom category, has not grown and competition has increased.  Social distancing requirements due to the COVID-19 pandemic have further negatively impacted the business.  As a result, the TROJAN business has experienced stagnant sales and profits resulting in a reduction in expected future cash flows which has eroded a portion of the excess between the fair and carrying value of the tradename.  This indefinite-lived intangible asset is susceptible to impairment risk and a continued decline in fair value could trigger a future impairment charge of the TROJAN tradename.  While management can and has implemented strategies to address the risk, including lowering our production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.  More recently, the category is experiencing a recovery as it is benefiting from an easing of COVID-19 social restrictions leading to an increase in sexual activity. We expect this trend will continue into next year with the continued adoption of vaccines and reduction of social distancing restrictions.

The carrying value of the TROJAN tradename is $176.4 and fair value exceeded carrying value by 53% as of December 31, 2020.

Consumer Domestic income before income taxes for the third quarter of 2021 was $238.6, an $18.0 increase as compared to the third quarter of 2020.  The increase is due primarily to favorable price/mix of $52.0, lower marketing expenses of $11.7, and lower SG&A expenses of $7.1 (which was impacted by a lower year-over-year favorable adjustment to the fair value of the Flawless business acquisition liability of $8.5), partially offset by unfavorable manufacturing and distribution expenses of $48.8 and $4.0 impact from lower volumes.  For the nine-month period ended September 30, 2021, income before income taxes was $713.7, a $41.9 increase as compared to the first nine months of 2020.  The increase is due primarily to favorable price/mix of $65.7, a $38.6 benefit from higher volumes, lower SG&A expenses of $29.8 (including a $22.0 favorable year-over-year fair value adjustment to the Flawless business acquisition liability), lower marketing expenses of $24.8, and lower other expenses of $5.1, partially offset by unfavorable manufacturing and distribution expenses of $121.9.

Consumer International

Consumer International net sales were $227.0 in the third quarter of 2021, an increase of $13.4 or 6.3% as compared to the same period in 2020.  Consumer International net sales in the first nine months of 2021 were $670.2, an increase of $70.5 or 11.8% as compared to the same period in 2020. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer International	2021	2021
Product volumes sold	1.7%	5.7%
Pricing/Product mix	0.6%	(0.6%)
Foreign exchange rate fluctuations	4.0%	6.7%
Net Sales increase	6.3%	11.8%

Excluding the impact of foreign exchange rates, higher sales in the third quarter ended September 30, 2021 were driven primarily by WATERPIK, STERIMAR®, ANUSOL, and BATISTE in Europe, STERIMAR, FEMFRESH®, VITAFUSION and L’IL CRITTERS gummy vitamins, ARM & HAMMER Dental Care, BATISTE, and ANUSOL in the Global Markets Group (“GMG”) business.  For the nine months ended September 30, 2021 higher sales were driven primarily by WATERPIK, ARM & HAMMER liquid laundry detergent, and ARM & HAMMER Dental Care in GMG, WATERPIK and ANUSOL in Europe, FIRST RESPONSE® pregnancy kits in Australia, and TROJAN in Mexico.

Consumer International income before income taxes was $34.5 in the third quarter of 2021, a $2.1 increase as compared to the third quarter of 2020.  Favorable price mix of $3.2, a $2.6 benefit from higher sales volumes, and favorable foreign exchange rates of $1.3, were partially offset by unfavorable manufacturing and commodity costs of $5.2. For the first nine months of 2021, income before income taxes was $110.9, a $16.9 increase as compared to the same period in 2020, due to a $20.6 benefit from higher sales volumes, favorable foreign exchange rates of $9.0, and lower SG&A costs of $1.2 (including a $4.0 favorable year-over-year fair value adjustment to the Flawless business acquisition liability), favorable price mix of $0.9, and lower other expenses of $0.7 offset by higher marketing expenses of $5.8, and unfavorable manufacturing and commodity costs of $9.6.

Specialty Products (“SPD”)

SPD net sales were $86.3 in the third quarter of 2021, an increase of $13.5 or 18.5% as compared to the same period in 2020.  SPD net sales were $251.0 for the first nine months of 2021, an increase of $26.9, or 12.0% as compared to the same period in 2020.  The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - SPD	2021	2021
Product volumes sold	10.8%	5.1%
Pricing/Product mix	7.7%	6.9%
Net Sales increase	18.5%	12.0%

Net sales increased in the third quarter and the nine months of 2021 due to higher volumes across all categories, higher pricing for our dairy segment products and reduced competitive imports due to a constrained transportation market.

SPD income before income taxes was $14.2 in the third quarter of 2021, an increase of $7.6 as compared to the same period in 2020, due to favorable price/product mix of $5.6, a $3.6 benefit from higher volumes, and lower SG&A costs of $3.5, offset by unfavorable manufacturing costs of $4.7, higher other expenses of $0.3 and higher marketing expenses of $0.1.  SPD income before income taxes was $35.6 in the first nine months of 2021, an increase of $10.0 as compared to the same period in 2020 due primarily to favorable price/product mix of $15.5, lower SG&A costs of $5.7, and a $3.4 benefit from higher sales volumes, partially offset by unfavorable manufacturing costs of $13.9, higher marketing expenses of $0.4 and higher other expenses of $0.2.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the three and nine months of 2021 and 2020.  The Corporate segment income before income taxes was $2.0 in the third quarter of 2021, as compared to $1.9 in the same period in 2020.  The Corporate segment income before income taxes was $7.4 for the first nine months of 2021, as compared to $5.5 in the same period in 2020.

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

As of September 30, 2021, we had $180.0 in cash and cash equivalents, and approximately $716.0 available through the Revolving Credit Facility and our commercial paper program.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

The current economic environment presents risks that could have adverse consequences for our liquidity.  See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”).  Although there is uncertainty related to the impact of the COVID-19 pandemic and other recent developments on our future results, we believe our efficient business model and strong balance sheet position us to manage our business through this crisis. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement because we currently are, and anticipate that we will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

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

In August 2021, we executed an agreement to purchase up to $200.0 of our Common Stock through October 31, 2021.  During the quarter we purchased 0.7 million shares for approximately $55.0, inclusive of fees, all of which was purchased under the 2017 Share Repurchase Program. In October 2021, as of the filing date of this Quarterly Report on Form 10-Q, we purchased an additional 0.9 million shares for approximately $75.0.

On October 28, 2021, the Board authorized a new share repurchase program under which we may purchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”).  The 2021 Share Repurchase Program does not have an expiration and replaces the Company’s 2017 Share Repurchase Program.  All remaining dollars authorized for repurchase under the 2017 Share Repurchase Plan have been cancelled.  The 2021 Share Repurchase Program does not modify our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under our incentive plans.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due and pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $120.0 in 2021 primarily for manufacturing capacity investments in laundry, litter and vitamins to support expected future sales growth.  We do not have any mandatory fixed rate debt principal payments due in 2021.  Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Net cash provided by operating activities	$653.6	$798.2
Net cash used in investing activities	$(69.7)	$(51.2)
Net cash used in financing activities	$(585.4)	$(353.7)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital.  Our net cash provided by operating activities in the nine months ended September 30, 2021 decreased by $144.6 to $653.6 as compared to $798.2 in the same period in 2020 due to an increase in working capital partially offset by higher cash earnings (net income adjusted for non-cash items such as depreciation, amortization, non-cash compensation and changes in business acquisition liabilities and deferred taxes). The increase in working capital is primarily related to lower obligations for incentive compensation and marketing as well as higher inventory levels. We measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended September 30, 2021 and 2020:

	As of
	September 30, 2021	September 30, 2020	Change
Days of sales outstanding in accounts receivable ("DSO")	28	26	2
Days of inventory outstanding ("DIO")	68	64	4
Days of accounts payable outstanding ("DPO")	73	74	1
Cash conversion cycle	23	16	7

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, increased 7 days from the prior year due to higher inventory to support expected sales growth and improvement in service levels, as well as higher accounts receivable primarily related to the timing of sales. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2021 was $69.7, primarily reflecting $64.1 for property, plant and equipment additions.  Net cash used in investing activities during the first nine months of 2020 was $51.2, primarily reflecting $54.6 for property, plant and equipment additions, partially offset by cash proceeds of $7.0 from the sale of the PERL WEISS toothpaste brand in Germany.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first nine months of 2021 was $585.4, reflecting $371.6 of net debt payments, $185.8 of cash dividend payments, and $54.9 of treasury stock purchases, partially offset by $26.9 of proceeds from stock option exercises.  Net cash used in financing activities during the first nine months of 2020 was $353.7, reflecting $250.4 of net debt payments, $177.7 of cash dividend payments, and $14.5 for the Agro business acquisition liability settlement, partially offset by $89.1 of proceeds from stock option exercises.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of the COVID-19 pandemic and the Company’s response; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, tariffs, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products.  Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; other impacts of the COVID-19 pandemic and its impact on the Company’s operations, customers, suppliers, employees, and other constituents, and market volatility and impact on the economy (including causing recessionary conditions), resulting from global, nationwide or local or regional outbreaks or increases in infections, new variants, and the risk that the Company will not be able to successfully execute its response plans with respect to the pandemic or localized outbreaks and the corresponding uncertainty; the impact of regulatory changes or policies associated with the COVID-19 pandemic, including continuing or renewed shutdowns of retail and other businesses in various jurisdictions; the impact of the CARES Act and other governmental actions; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of supply chain disruptions; the impact of inclement weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; transition to, and shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs, including the actual and potential effect of tariffs on Chinese goods imposed by the United States; increased or changing regulation regarding the Company’s products in the United States and other countries where it or its suppliers operate; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

In August 2021, the Company executed an agreement to purchase up to $200.0 of its Common Stock through October 31, 2021.  During the quarter the Company purchased 0.7 million shares for approximately $55.0, inclusive of fees, all of which was purchased under the 2017 Share Repurchase Program.  In October 2021, as of the filing date of this Quarterly Report on Form 10-Q, the Company purchased an additional 0.9 million shares for approximately $75.0.

On October 28, 2021, the Board authorized a new share repurchase program under which the Company may purchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”).  The 2021 Share Repurchase Program does not have an expiration and replaces the Company’s 2017 Share Repurchase Program.  All remaining dollars authorized for repurchase under the 2017 Share Repurchase Plan have been cancelled.  The 2021 Share Repurchase Program does not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
7/1/2021 to 7/31/2021	-	$-	-	$210,000,000
8/1/2021 to 8/31/2021	170,499	82.63	170,499	$195,911,271
9/1/2021 to 9/30/2021	492,772	82.85	492,772	$155,086,041
Total	663,271	$82.79	663,271

ITEM 6.	EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on June 30, 2020.

	(3.2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 30, 2021.

	(3.3)	By-laws of the Company, amended and restated as of May 1, 2020, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on May 1, 2020.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	October 29, 2021	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	October 29, 2021	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)