Form 10-K
period 2021-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2022-02-17
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $20.2 billion.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than ten percent of the common stock (the “Common Stock”) of Church & Dwight Co., Inc. (the “Company”).  The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2021.

As of February 15, 2022, there were 242,691,649 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2022 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10‑K (this “Annual Report”).

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of the COVID-19 pandemic and the Company’s response; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, tariffs, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms.  These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect.  In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements.  Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; other impacts of the COVID-19 pandemic and its impact on the Company’s operations, customers, suppliers, employees, and other constituents, and market volatility and impact on the economy (including causing recessionary conditions), resulting from global, nationwide or local or regional outbreaks or increases in infections, new variants, and the risk that the Company will not be able to successfully execute its response plans with respect to the pandemic or localized outbreaks and the corresponding uncertainty; the impact of regulatory changes or policies associated with the COVID-19 pandemic, including continuing or renewed shutdowns of retail and other businesses in various jurisdictions; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices or other inflationary pressures; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of supply chain disruptions; the impact of inclement weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or online share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; transition to, and shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs, including the actual and potential effect of tariffs on Chinese goods imposed by the United States; increased or changing regulation regarding the Company’s products in the United States and other countries where it or its suppliers operate; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

TABLE OF CONTENTS

PART I

PART II

PART III

10.	Directors, Executive Officers and Corporate Governance	83
11.	Executive Compensation	83
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
13.	Certain Relationships and Related Transactions, and Director Independence	83
14.	Principal Accounting Fees and Services	83
	PART IV
15.	Exhibits, Financial Statement Schedule	84

PART I

ITEM 1.	BUSINESS

OVERVIEW OF BUSINESS

We were founded in 1846 and incorporated in Delaware in 1925.  We develop, manufacture and market a broad range of consumer household and personal care products and specialty products focused on animal and food production, chemicals and cleaners. Our consumer products marketing efforts are focused principally on our 14 “power brands.” These well-recognized brand names include ARM & HAMMER® baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda based products; TROJAN® condoms, lubricants and vibrators; OXICLEAN® stain removers, cleaning solutions, laundry detergents and bleach alternatives; SPINBRUSH® battery-operated toothbrushes; FIRST RESPONSE® home pregnancy and ovulation test kits; NAIR® depilatories; ORAJEL® oral analgesic; XTRA® laundry detergent; L’IL CRITTERS® and VITAFUSION® gummy dietary supplements for children and adults, respectively; BATISTE® dry shampoo; WATERPIK® water flossers and showerheads, FLAWLESS® products, ZICAM® cold shortening and relief products and THERABREATH® oral care products.

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

Our Sustainability Strategy and Environmental, Social and Governance (“ESG”) Pillars

We believe that sustainable operations are both financially and operationally beneficial to our business, and critical to the health of the communities in which we operate, while contributing to a better world. Sustainability is how we refer to our Environmental, Social and Governance (ESG) efforts as part of our overall success in delivering growth and profitability while making a meaningful and positive impact. Each year we publish a Sustainability Report that discloses our business and corporate responsibility commitments by detailing our ESG performance metrics and targets and other components of our ESG efforts. Our 2020 Sustainability Report is available on our web site at https://churchdwight.com/pdf/Sustainability/2020-Sustainability-Report.pdf, and our 2021 Sustainability Report will be available in April 2022 (the “2021 Sustainability Report” and together with the 2020 Sustainability Report, the “Sustainability Reports”). References to our Sustainability Reports are for informational purposes only and neither the Sustainability Reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

Our global sustainability strategy is derived from our heritage and organizational values. The following six pillars are the core focus of our Environmental and Social efforts.  Each is supported through our Governance practices which are intended to maintain a system of rules and practices that determine how we operate and align the interests of our stakeholders in support of ethical business practices and financial success.

•	Our Brands: Delight consumers with our brands and contribute towards a more sustainable world
•	Products: Provide safe and effective products for consumers and the environment
•	Packaging: Utilize consumer friendly and environmentally responsible packaging
•	Employees and Communities: Embrace the principles of diversity, equity and inclusion (“DEI”), good corporate citizenship and social responsibility within the communities we can impact
•	Environment: Minimize environmental impact of our global operations, with a focus on increased renewable energy usage, reduced water consumption, greenhouse gas emissions and solid waste to landfills
•	Responsible Sourcing: Improve our suppliers’ environmental, labor, health & safety and ethical practices

Environmental.  Our operations are subject to federal, state, local and foreign laws, rules and regulations relating to environmental concerns, including air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of our employees. We endeavor to take actions necessary to comply with such regulations. These steps include periodic environmental and health and safety audits of our facilities. The audits, conducted by independent firms with expertise in environmental, health and safety compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state, local and foreign laws, rules and regulations. However, our environmental priorities extend well beyond our compliance efforts, and include our focus on providing safe and effective products for consumers and the environment, utilizing consumer friendly and environmentally responsible packaging, achieving greenhouse gas emission reductions, reducing water usage, recycling waste and solid waste and improving our suppliers’ environmental practices.

Social.  Our Social focus areas include our goals of delighting consumers with our brands through our contributions towards a more sustainable world, improving our suppliers’ labor, health & safety and ethical practices, and supporting our employees to create a stronger, more resilient company while contributing to a better world. In their everyday work, employees embody our core values of integrity, quality, commitment, and innovation, and in doing so, directly contribute to our long-standing character and reputation.  Employee safety is a top priority. We develop and administer company-wide policies to ensure the safety of each team member and compliance with OSHA standards and have implemented COVID-19 protocols across all locations to ensure both the safety of our employees and compliance with federal and local requirement and guidelines. We embrace the diversity of our employees and believe that a diverse workforce reflective of our consumer base fosters innovation and cultivates an environment filled with unique perspectives and strive to cultivate a culture and processes that support and enhance our ability to recruit, develop and retain diverse talent at every level. As part of our enhanced diversity and inclusion initiatives that began in 2020, we intend to publish workplace demographics of our employees in our 2021 Sustainability Report. We also encourage our employees to become involved in their communities through our Employee Giving Fund and The Church & Dwight Philanthropic Foundation (the “Foundation”) which is focused on helping to create DEI opportunities and advancing environmental preservation. The Foundation is administered by our employees. See pages 12-13 in this Item 1 of this Annual Report under “Employees and Human Capital” for a discussion of our human capital management.

Governance.  Our governance focus includes the processes, rules, resources and systems in support of our operational, sustainability and ESG efforts, have been described in our 2021 Proxy Statement and will be described in our Proxy Statement for our upcoming Annual Meeting of Stockholders under the caption “Sustainability Strategy and ESG Pillars” and in our 2021 Sustainability Report.  Our Corporate Issues Council (the “Council”), comprised of senior executives representing all of our key functional areas, guides the integration of sustainability with all parts of our business and drives continuous improvement in our sustainability approach and performance. The Council takes the lead in defining and implementing our sustainability strategies across the six sustainability and ESG pillars. Our Board of Directors, acting principally through its Governance, Nominating & Corporate Responsibility Committee, oversees our sustainability efforts, with that Committee and the Compensation & Human Capital and Audit Committees each focusing on specified areas of sustainability, including compliance and ethics, human capital and DEI. Our Independent Lead Director is responsible for ensuring that stockholder requests, recommendations and proposals are evaluated by the Governance, Nominating & Corporate Responsibility Committee, additional committees within the Board as appropriate, and then by the Board of Directors, if needed.

As described in our Sustainability Reports, our continued progress in key areas of ESG has earned recognition from various third parties.

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

All domestic brand “rankings” contained in this Annual Report are based on dollar share rankings from Information Resources, Inc. (“IRI”) Total US – MULO for the period ending December 26, 2021. Foreign brand “rankings” are derived from several sources.

Recent Acquisitions

On December 24, 2021, we acquired all of the outstanding equity of Dr. Harold Katz, LLC and HK-IP International, Inc., the owners of the THERABREATH® brand of oral care products (the “TheraBreath Acquisition”).  We paid $556.0 million, net of cash acquired, at closing and deferred an additional cash payment of $14.0 million related to certain indemnity obligations provided by the seller.  The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable in installments between two and four years from the closing.  THERABREATH’s annual net sales for the year ended December 31, 2021 were approximately $100 million.  The acquisition was financed by the proceeds from a $400.0 million three-year term loan and an underwritten public offering of $400.0 million aggregate principal Senior Notes due on December 15, 2031 (as defined below under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report) completed on December 10, 2021.  The THERABREATH business is managed in the Consumer Domestic and Consumer International segments.

Consumer Domestic

Our founders first marketed sodium bicarbonate, otherwise known as baking soda, in 1846 for use in home baking. Today, this product has a wide variety of uses in the home, including as a refrigerator and freezer deodorizer, scratch-free cleaner and deodorizer for kitchen surfaces and cooking appliances, bath additive, dentifrice, cat litter deodorizer and swimming pool pH stabilizer. We specialize in baking soda-based products, as well as other products which use the same raw materials or technology or which are sold in the same markets.  Our Consumer Domestic segment includes each of our 14 power brands, as well as other well-known brands and household and personal care products.  We divide the Consumer Domestic segment into household and personal care product groups.

Household Products

In 2021, household products constituted approximately 53% of our Consumer Domestic sales and approximately 41% of our consolidated net sales.

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

Personal Care Products

In 2021, personal care products constituted approximately 47% of our Consumer Domestic sales and approximately 35% of our consolidated net sales.

Our personal care business was founded on the unique strengths of our ARM & HAMMER trademark and baking soda technology. We have expanded our personal care business through the acquisition of antiperspirants, oral care products, depilatories, reproductive health products, oral analgesics, nasal saline moisturizers, and dietary supplements under a variety of other leading brand names.

ARM & HAMMER Baking Soda, when used as a dentifrice, helps whiten and polish teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products that are marketed and sold nationally primarily under the ARM & HAMMER brand name. Our other personal care products include antiperspirants and deodorants under the ARRID® and ARM & HAMMER brands, condoms under the TROJAN brand (the number one condom brand in the U.S.), battery-operated toothbrushes under the SPINBRUSH brand (the number two leading brand of battery-operated toothbrushes in the U.S. in 2021), water flossers and showerheads under the WATERPIK brand (the number one water flosser and replacement showerhead brand in the U.S.), home pregnancy and ovulation test kits under the FIRST RESPONSE brand (the number two selling brand in the U.S.), hair-removal products under the NAIR brand (the number one depilatory in the U.S.), FLAWLESS and FINISHING TOUCH brands (the number one women’s electric hair removal system in the U.S.), oral analgesics and oral care products under the ORAJEL brand (the number one oral care pain relief in the U.S.), children’s gummy dietary supplements under the L’IL CRITTERS brand and adult gummy dietary supplements under the VITAFUSION brand (both number one leading brands in their respective categories), ZICAM brand (the number one cold shortening category in the U.S. ), a growing number of hair products under the BATISTE (the number one dry shampoo in the U.S.), VIVISCAL (the number one leading supplement for thinning hair), TOPPIK® (the number one leading brand of cosmetics for thinning hair), THERABREATH (the number two alcohol free mouthwash in the U.S.), and XFUSION® brands, and nasal saline moisturizers and solutions under the SIMPLY SALINE® brand.

Consumer International

Our Consumer International segment markets a variety of personal care, household and over-the-counter products in international subsidiary markets, including Australia, Canada, France, Germany, Mexico and the United Kingdom and in over 130 global export markets around the world, including China and Japan (the “Global Markets Group” or “GMG”).

Total Consumer International net sales represented approximately 18% of our consolidated net sales in 2021.  Net sales of the subsidiary businesses originating in Europe, Canada, Australia and Mexico accounted for 33%, 26%, 8% and 7%, respectively, of our 2021 international net sales in this segment. No other country in which we operate accounts for more than 20% of our total international net sales and no product line accounts for more than 20% of total international net sales.

Some of our U.S. power brands such as ARM & HAMMER, BATISTE, NAIR, OXICLEAN, TROJAN, L’IL CRITTERS, SPINBRUSH, WATERPIK, FLAWLESS and VITAFUSION are distributed in many of our international markets. In addition, we also export unique brands such as STERIMAR®, a natural nasal decongestant and FEMFRESH®, a feminine hygiene portfolio out of the United Kingdom, to many countries around the world.

We also market the CURASH® line of babycare products in Australia, and GRAVOL® anti-nauseant and RUB-A535 topical analgesic in Canada and other international markets.  We also sell WATERPIK water flossers and showerheads in Australia, Canada, Germany, France, the United Kingdom, Mexico and in other international markets.

Specialty Products Division

Our SPD segment focuses on sales to businesses and participates in three product areas: Animal and Food Production, Specialty Chemicals and Specialty Cleaners, and accounted for approximately 6% of our consolidated net sales in 2021.

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

Our competitors in the Consumer Domestic and Consumer International segments include, among others, Procter & Gamble Company (“P&G”), The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestle Purina PetCare Company and Nestle Health Science, Henkel, Reckitt Benckiser Group plc, Johnson & Johnson, Ansell Limited, Pfizer Inc., Bayer AG, Alere Inc., NBTY, Inc., Koninklijke Philips N.V., Unilever PLC, Sanofi and Pharmavite LLC. Many of these companies have greater financial resources than we do and have the capacity to outspend us in their attempts to gain market share.  In addition, the growing number of sales channels and business models, such as niche brands, internet-only brands and retailer co-developed and owned brands, have increased competition in certain product categories, particularly within personal care, specialty hair care and dietary supplements, from less well capitalized competitors.

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

SEASONALITY

Our business is generally not seasonal, although the Consumer Domestic and Consumer International segments are affected by sales of SPINBRUSH battery-operated toothbrushes and WATERPIK water flossers (which typically are higher during the fall, in advance of the holiday season), sales of NAIR depilatories and waxes (which typically are higher in the spring and summer months), sales of VITAFUSION and L’IL CRITTERS dietary supplements and ZICAM cold shortening and relief category products (which typically are slightly higher in the fourth quarter of each year, in advance of the cold and flu season and renewed commitments to health), and sales of FLAWLESS (which are typically higher in the second half of the year). In SPD, several of our Animal and Food Production products experience higher demand in warmer weather months creating higher seasonal demand in the second and third quarters of the year.

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

The cost of raw materials, including surfactants, diesel fuel and oil-based raw and packaging materials used primarily in our consumer businesses, were higher in 2021 relative to 2020, increasing our core commodity costs. Increases in the prices of certain raw materials could materially impact our costs and financial results if we are unable to pass such costs along in the form of price increases to our customers.

We utilize the services of third party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

Our trademarks appear in upper case letters throughout this Annual Report. The majority of our trademarks are registered with either the U.S. Patent and Trademark Office or with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by us since 1867 and is a valuable asset and important to the successful operation of our business. Our products are sold under many other valuable trademarks held by us, including TROJAN, NAIR, ORAJEL, WATERPIK, FIRST RESPONSE, XTRA, OXICLEAN, SPINBRUSH, BATISTE, SIMPLY SALINE, L’IL CRITTERS, VITAFUSION, FLAWLESS, ZICAM and THERABREATH. Our portfolio of trademarks represents substantial value in the businesses using the trademarks.

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. Although we actively seek and maintain a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2021, 2020 and 2019, net sales to our largest customer, Walmart Inc. and its affiliates (“Walmart”), were 24%, 23% and 24% respectively, of our consolidated net sales. No other customer accounted for 10% or more of our consolidated net sales in the three-year period. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

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

Medical Device Clearance and Approval

To be commercially distributed in the U.S., a medical device must, unless exempt, receive clearance or approval from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”). For lower risk class II devices, we must generally submit a premarket notification requesting clearance for commercial distribution known as a “510(k)” clearance. Our condoms, lubricants, contact lens solution, wound wash, home pregnancy test kits and WATERPIK professional dental products are regulated as class II devices. Some other low risk devices, including SPINBRUSH and other battery powered toothbrushes, and WATERPIK water flossers, are in class I and are generally exempted from the 510(k) requirements. To obtain 510(k) clearance, a device must be determined to be substantially equivalent in intended use and in safety and effectiveness to a benchmark device, or “predicate” that is already legally in commercial distribution. Any modification to a 510(k) cleared device that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, generally requires a new 510(k) clearance. We may determine that a new 510(k) clearance is not required, but if the FDA disagrees, it may retroactively require a 510(k) clearance and may require us to cease marketing or recall the modified device until 510(k) clearance is obtained.

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

Dietary Supplements

The processing, formulation, safety, manufacturing, packaging, labeling, advertising, distribution, importing, selling, and storing our gummy vitamin dietary supplements are subject to regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the EPA, and by various agencies of the states and localities in which our products are sold. The FDCA governs the composition, safety, labeling, manufacturing and marketing of dietary supplements.

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

HUMAN CAPITAL

Overview

We take great pride in fostering an enduring culture among our employees that seeks to make meaningful contributions to society.

Safety and Wellness

Employee safety remains our top priority. We develop and administer company-wide policies to ensure the safety of each team member and compliance with OSHA standards. In 2020, we implemented COVID-19 protocols across all locations in response to the pandemic, to ensure both the safety of our employees and compliance with federal and local requirement and guidelines.

Our Employees

As of December 31, 2021, we had approximately 5,100 global employees, an increase of approximately 30 compared to December 31, 2020.  The increase is primarily due to increased staffing at our global manufacturing plants. Approximately 87.1% of our workforce is located in the Americas, 9.8% in Europe, Middle East, and Africa, and 3.1% in the Asia-Pacific region. About 48.6% of our employees are salaried and about 51.4% are paid hourly wages. During fiscal 2021, our turnover rate was approximately 20.6%.  Our revenue per employee in fiscal 2021 was approximately $1.0 million.

Diversity, Equity and Inclusion

We embrace the diversity of our employees and, our DEI efforts aspire to help us achieve a more diverse workforce. Also we strive to cultivate a culture and processes that support and enhance our ability to recruit, develop and retain diverse talent at every level.

As a company we remain committed to fair treatment, access, opportunity, and advancement, while at the same time striving to identify and eliminate barriers that have prevented the full participation of underrepresented groups.

In 2020, we established a Diversity & Inclusion Council that provides strategic direction, guidance and advocacy for our DEI initiatives which is led by our Chief Executive Officer and our Director, Diversity & Inclusion and includes diverse employees at every level from around the world. Our Board of Directors, acting principally through its Compensation & Human Capital Committee, oversees our DEI efforts.

We are committed to transparency and accountability that will drive continuous progress.  As part of our enhanced diversity and inclusion initiatives that began in 2020, we will publish workplace demographics of our employees in our 2021 Sustainability Report.

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

Compensation and Benefits

As part of our overall effort to attract, develop and retain talented employees, our compensation programs are designed to align the compensation of our employees with our Company and their individual performance, and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. Moreover, our policies and procedures are designed to ensure compensation is fair for employees of the same job, at the same level, location and performance. These include utilizing pay grades for appropriate job groupings, making pay decisions based on relevant factors, such as education, experience, and performance, and subjecting pay decisions to higher levels of leadership and Human Resources review to ensure those decisions are fair, equitable and align with our equal employment opportunity policies and objectives.

Employees are eligible for health insurance, prescription drug benefits, dental, vision, hospital indemnity, accident, critical illness, and disability insurance, life insurance, health savings accounts, flexible spending accounts, reproductive rights coverage, participation in savings plans, and identity theft insurance, in each case subject to the terms and conditions of the applicable plans and programs.

Communities

We encourage our employees to become involved in their communities, and in 2021, our Employee Giving Fund supported our communities by providing $1.2 million to 225 deserving community organizations through annual grants, disaster relief, and other monetary support.  Employees purchased back-to-school supplies online to support disadvantaged youth, donated clothes and non-perishable items for clothing and food drives and provided supplies for a summer camp and holiday dinner for families in need.  The Foundation was established in 2020 with the focus on helping to create equitable and inclusive opportunities and advancing environmental preservation. The Foundation is administered by our employees.  In 2021, six organizations were chosen and received grants in aggregate totaling $1 million.  In the DEI space, the following organizations received grants: Junior Achievement, The Trevor Project, and Bowie University. In the Sustainability space, the following organizations received grants: The Recycling Partnership, the Ocean Conservancy, Northeast Wilderness Trust, and The Xerces Society for Invertebrate Conservation.

PUBLIC INFORMATION

We maintain a website at www.churchdwight.com and on the “Investors-Financial Information-SEC Filings” page of reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (the “Commission”). Also available on the “Investors-Corporate Governance” page on our website are our Corporate Governance Guidelines, charters for the Audit, Compensation, & Human Capital and Governance, Nominating & Corporate Responsibility Committees of our Board of Directors (the “Board”), our Code of Conduct and our Proxy Statement. We also publish a Sustainability Report that summarizes our business and corporate responsibility commitments and accomplishments including those related to our environmental, social, and governance performance.  For more information regarding our sustainability strategy and ESG pillars please see the “Responsibility” page on our website and the discussion under the capital “Our Sustainability Strategy and Environmental, Social and Governance (“ESG”) Pillars” included above.  Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 500 Charles Ewing Boulevard, Ewing, New Jersey 08628, attention: Secretary. The information presented on our website is not a part of this Annual Report and the reference to our website is intended to be an inactive textual reference only.

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

We face intense competition from consumer products companies, both in the U.S. and in international markets.  Most of our products compete with other widely-advertised promoted and merchandised brands within each product category and from retailers, including supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar and other discount stores, pet and other specialty stores and websites and other e-commerce channels, which are increasingly offering private label and retailer-branded brands and generic non-branded products in certain categories, which typically are sold at lower prices.  In China, in particular we face strong competition from local manufacturers offering both generic and branded products. The use of evolving technology to develop more complex pricing models by retailers has led and may continue to lead to pricing pressures in some categories. In addition, during times of economic uncertainty, consumers may purchase more “private label” or other lower price brands. These developments have increased competition in certain product categories in particular, including dietary supplements, diagnostic kits and oral analgesics. In addition to competition across all our product categories, there continues to be significant product competition in the gummy dietary supplement category, which has grown from six brands to over 170 in the last nine years.  Shifting consumer behavior, including accelerated shifts to online shopping which has been accelerated by the COVID-19 pandemic, have also increased competition in e-commerce in many of our categories, from our larger legacy competitors and newer digitally native brands which have increasingly moved into consumer products and staples.

Many of our competitors are large companies, including, among others, The Proctor & Gamble Company, The Clorox Company, Colgate-Palmolive Company, Henkel, Reckitt Benckiser Group plc, Johnson & Johnson, Nestle Purina PetCare Company and Nestle Health Science, Ansell Limited, Alere Inc., Pfizer Inc., Bayer AG, S.C. Johnson & Son, Inc., Pharmavite LLC, Koninklijke Philips N.V., Unilever PLC, Sanofi and NBTY, Inc. Many of these companies have greater financial resources than we do, and, therefore, have the capacity to outspend us on advertising and promotional activities and introduce competing products more quickly and respond more effectively to changing business and economic conditions than we can.

Our products generally compete on the basis of performance, brand recognition, price, value or other benefits to consumers. Significant price competition may require us to reduce the prices for some of our products or price levels that do not offset manufacturing cost increases, to respond to competitive and customer pressures and to maintain market share. Increases to our prices, as a result of inflationary pressures or otherwise, could cause sales of those products to decline.   We have recently raised prices on many of our products and expect to take pricing actions on 80% of our global portfolio of brands by the end of February 2022. Advertising, promotion, merchandising and packaging also have a significant impact on retail customer decisions regarding the brands and product lines they sell and on consumer purchasing decisions.  A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising.  If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position.  If our advertising, marketing and promotional programs are not effective, our sales growth may decline.

•	Loss of any of our principal customers could significantly decrease our sales and profitability.

A limited number of customers account for a large percentage of our net sales and/or net sales of specific product lines.  Walmart is our largest customer, accounting for approximately 24% of net sales in 2021, 23% of net sales in 2020 and 24% of net sales in 2019.  Our top three customers accounted for approximately 37% of net sales in 2021 and 36% of net sales each year in 2020 and 2019.  We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues.  As a result, changes in the strategies of Walmart or any of our other largest customers, including a reduction in the number of brands they carry or of shelf space they dedicate to private label products, could materially harm our net sales and profitability. Changes in consumer behavior, including continued shifting to online shopping instead of physical retail shopping as a result of the COVID-19 pandemic and other trends, could also impact our sales to our largest customers.  Some of our retail customers have been forced to shut down or reduce their hours, which has impacted and may continue to impact their orders. Some of our retail customers have experienced and may experience in the future declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all. If these impacts are prolonged, they can further increase the difficulty of planning for operations. Moreover, the use of evolving technology by our customers to develop more complex pricing models may lead to category pricing pressures.  We could also lose a significant customer due to customer service levels or real or perceived product quality or appearance issues.  As our business is based primarily upon individual sales orders rather than long-term contracts and most customer agreements include customer termination rights after short notice, many of our customers could reduce their purchasing levels or cease buying products from us at any time and for any reason.

•	Decreases in demand for our products would decrease our sales and profitability.

Factors that can affect demand include competitors’ products, advertising and pricing actions, rates of unemployment, consumer confidence, health care costs, including increased costs as a result of changes in federal regulations, significant shifts in government policies, the deterioration of economic or trade relations between countries or regions, commodity costs, fuel and other energy costs and other economic factors affecting consumer spending behavior, including gasoline and home heating oil pricing, reduced unemployment benefits in periods of high unemployment, including the historically high unemployment rates resulting from the COVID-19 pandemic, inflationary pressures, restrictions on travel and access to public spaces, and changes in tax policies, other effects of governmental shutdowns or a lapse of appropriations or fear of exposure to or actual impacts of a widespread disease outbreak, such as, COVID-19.  In particular, we derive a substantial percentage of our revenues from sales of laundry detergent, and the continued customer demand for these products are critical to our future success. Some products have seen decreasing demand in recent years, including condoms, as a result of demographic and other changes.  An increasing number of our products are more durable in nature and, therefore are more likely to be affected by consumer decisions to control spending.

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

Despite increasing shifts to e-commerce, sales of our products remain strongest in the traditional mass merchandiser, food and drug retail stores, and our products are also sold in club stores and dollar stores channels.  However, alternative retail channels, including e-commerce retailers, hard discounters, subscription services and buying clubs, have become more prevalent and the volume of consumer products that are sold through such alternative retail channels is continuing to increase, which may affect customer and consumer preferences, including in response to the COVID-19 pandemic and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity.  Further, consumer preferences continue to evolve due to a number of factors, including fragmentation of the consumer market and changes in consumer demographics, including the aging of the general population and the emergence of Millennials and Generation Z who have different spending, consumption and purchasing habits; evolving consumer concerns or perceptions regarding ESG practices of manufacturers, including, packaging materials, such as plastic packaging, and their environmental impact; greenhouse gas emissions; waste disposal practices; a growing demand for natural or organic products and ingredients; changing consumer sentiment toward non-local products or sources among Millennials and other demographic groups; evolving consumer concerns or perceptions regarding the effects of ingredients or substances present in certain consumer products; and concerns regarding human capital practices, including DEI.

The movement of consumers to online purchases of consumer products has greatly accelerated as a result of the COVID-19 pandemic, as store closures, quarantine and gathering restrictions, and social distancing efforts have reduced physical retail shopping. We and many of our competitors have increased our online sales as a result, benefiting from scale, brand recognition, and other factors. However, as consumers continue to shift their behavior, retailers may incur higher e-commerce operating costs and will seek to recover those costs by passing them onto customers and manufacturers.   Additionally, we cannot predict the extent to which our increased e-commerce demand will continue as pandemic conditions change, including as a result of vaccines, reduced rates of infection or modified consumer outlook and behaviors.

•	We rely on the policies of our key retailer customers.

Larger and increasingly consolidated retailers have increasing influence, and have sought to obtain lower pricing, special packaging inventory practices, logistics or other changes to the customer-supplier relationship as a result of this influence.  To the extent we provide concessions or better trade terms to those customers, our profit margins are reduced.  Further, if we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors.  Reductions in inventory by our customers, including as a result of consolidation in the retail industry, or these customers managing their working capital requirements, could result in reduced orders for our products and adversely affect our results of operations and cash flows for financial periods affected by such reductions.

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

A significant percentage of our revenues come from mature markets that are subject to high levels of competition.  During 2021, approximately 82% of our sales were generated in U.S. markets.  U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, dietary supplements, antiperspirants and deodorants. Our ability to quickly innovate to adapt our products to meet changing consumer demands is essential, especially in light of e-commerce significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. Even if we are successful in increasing sales within our product categories, a continuing or accelerating decline in the overall markets for our products could have a negative impact on our financial results.

The COVID-19 pandemic continues to impact most of our businesses.  As certain government restrictions were reduced or removed, we have experienced increased demand for certain product categories, mainly in the United States, including ARM & HAMMER® cat litter, VITAFUSION® and L’IL CRITTERS® gummy vitamins, and BATISTE® dry shampoo, that had been negatively impacted by the temporary and permanent closures of certain retailers earlier during the pandemic, reduced consumer foot traffic at retailers, and COVID-19 related precautionary measures. Overall, we have continued to experience increased online sales.  Potential recessionary economic conditions, including after the direct impact of the pandemic has subsided, may continue to impact consumer demand for certain of our products and put downward pressure on product prices.

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

•

We rely on a limited number of contract manufacturers and suppliers, including sole source contract manufacturers and suppliers for certain products, and supply chain issues may result in product shortages or disruptions to the Company’s business.

We rely on a limited number of contract manufacturers and suppliers for certain of our commodities and raw materials, including sole source suppliers for certain of our raw materials, packaging, product components, finished products and other necessary supplies.  New suppliers must be qualified pursuant to our standards and may also have to be qualified under governmental and industry standards and any other standards of our customers, which can require additional investment and time.  We could experience material disruptions in production and other supply chain issues, largely because of shortages in supplier labor which continues to impact the availability of many raw and packaging materials, which continues to result in out-of-stock conditions.  In addition, continued out-of-stock supplies or products due to supply chain issues may cause our customers to switch to competitors’ products that are more available.  Moreover, our relationships with customers could be adversely affected if new or existing suppliers are unable to meet any standards set by us, government or industry regulations, or our  customers, if we are unable to contract with suppliers at the quantity, quality and price levels needed for our business, if any of our key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact its operations.  We may be unable to qualify any needed new contract manufacturers or suppliers or maintain supplier arrangements and relationships based on a variety of factors; we may be unable to contract with suppliers at the quantity, quality and price levels needed for our business; certain of our suppliers may not meet the standards of our customers or licensors; or certain of our key contract manufacturers or suppliers may become insolvent or experience other financial distress or face closure or suspension of operations.  If any of these events occurs and we have failed to identify and qualify an alternative vendor, then we may be unable to meet our contractual obligations and customer expectations, which could damage our reputation and result in lost customers and sales, or the incurrence of fines or higher than expected expenses.  Further, the COVID-19 pandemic has caused worldwide increases in demand for some products and reduced demand for other products, which has caused strain on our supply chain network and its ability to meet such demand.

•	Volatility and increases in the price of raw and packaging materials or energy costs could erode our profit margins.

The principal raw materials and packaging used by us and certain of our suppliers and contract manufacturers include surfactants (cleaning agents), paper products and resin-based molded components.  Volatility and increases in the price of raw materials, disruptions in production or transportation, or increases in the costs of energy, labor, shipping and other necessary services, could significantly affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies, such as in manufacturing and distribution.  Significant inflation of material, component and co-packer costs impacted our gross margin in 2021.  There is no assurance that we will be able to fully offset any price increases, through cost reduction programs or price increases of our products or enter locked-in price arrangements or hedge agreements, especially given the competitive environment. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases.  In addition, volatility in certain commodity markets could significantly affect our production cost.

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

We distribute our products and receive raw materials and packaging components primarily by truck, rail and ship and through various ports of entry.  Reduced availability of trucking, rail or shipping capacity due to adverse weather conditions, natural disasters, including climatic events (including any potential effect of climate change), allocation of assets to other industries or geographies or otherwise, work stoppages, closure of operations due to government restrictions or sick employees or other impacts of pandemics, strikes or shutdowns of ports of entry or such transportation sources, could lead to inflationary cost pressures, cause us to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials or packaging components in a timely manner, which could disrupt our operations, strain our customer relationships and competitive position.

•	Damage to the reputation of one or more of our leading brands could adversely affect us.

Our financial success is directly dependent on the reputation and success of our brands, particularly the ARM & HAMMER, BATISTE, FIRST RESPONSE, NAIR, ORAJEL, OXICLEAN, TROJAN, L’IL CRITTERS and VITAFUSION, SPINBRUSH, WATERPIK, XTRA, FLAWLESS, ZICAM and THERABREATH brands.  The effectiveness of these brands could suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.  Our brands could suffer damage to their reputations due to real or perceived, sustainability, quality or safety issues, including as a result of, among other things, significant product recalls, product-related litigation, defects or impurities in our products, product misuse, changing consumer perceptions of certain ingredients or environmental impacts (including packaging, energy and water use and waste management), or allegations of product tampering.  In addition, as our sales on various e-commerce platforms grow, we may be unable to prevent sales of counterfeit, pirated, or stolen goods, unlawful or unethical sales, unauthorized resellers online, or sales in violation of our policies.

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

The COVID-19 pandemic has had and may continue to have a negative impact on regional and global economies, with reduced international travel, restrictions and social distancing measures, and recessionary conditions in many countries. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing.  All the foregoing risks could have a significant impact on our ability to commercialize our products on a competitive basis in international markets.

In addition, changes as result of the United Kingdom’s decision and subsequent negotiations to exit the EU could subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom, increased foreign exchange volatility with respect to the British pound and additional legal and economic uncertainty.  Additional costs have been incurred in 2020 and 2021 because of measures implemented to address or mitigate risks.   Moreover, in all foreign jurisdictions in which we operate, we are subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions.  The recent imposition of tariffs on products imported from certain countries has introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our balance sheet and results of operations.  All the foregoing risks could have a significant impact on our ability to commercialize our products on a competitive basis in international markets and may have a material adverse effect on our results of operations and cash flows or financial position.

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

•	We are subject to increasing focus and sensitivity by governmental, non-governmental organizations, customers, consumers and investors to ESG issues, including those related to climate change.

As climate change, land use, water use, deforestation, recyclability or recoverability of packaging, plastic waste, ingredients and other ESG concerns become more prevalent, federal, state and local governments, non-governmental organizations and our customers, consumers and investors are increasingly concerned about these issues. Their requirements and preferences could negatively impact the Company’s ability to obtain raw materials or could increase its acquisition and compliance costs or cause the company to contribute funds to recycling and other waste management infrastructure, thus making our products more costly, less competitive than other competitive products or reduce consumer demand. This increased focus on ESG may result in new laws, regulations and requirements that could cause disruptions in or increased costs associated with manufacturing our products. This could cause us to incur additional costs or to make changes to our operations to comply with any of the foregoing. We could also lose revenue if our consumers change brands or our customers move business from us because we have not complied with their ESG requirements and ESG-conscious investors may choose not to invest in our Common Stock if we do not comply with their business expectations.

We have recognized that our customers and consumers are increasingly demanding transparency regarding our efforts to mitigate our impacts on climate change. For example, during 2021, some of our major customers requested we respond to various questionnaires, including the Climate Disclosure Project (“CDP”) Climate Change and Forests Questionnaires and use our responses and CDP grades to evaluate us.  Efforts to meet these standards could impact our costs, and failure to meet our customers’ expectations could impact our sales.

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

In particular, the FDA and foreign counterparts regulate the formulation, safety, development, manufacturing, packaging, labeling and distribution of condoms, home pregnancy and ovulation test kits, vaginal lubricants, electric and battery powered medical devices, over-the-counter pharmaceuticals and dietary supplements, including vitamins, minerals, and homeopathic products.  The FDA or a similar foreign agency also exercises oversight over cosmetic products such as depilatories.  In addition, under a memorandum of understanding between the FDA and the FTC, the FTC has jurisdiction with regard to the promotion and advertising of these products, and the FTC regulates the promotion and advertising of our other products as well.  As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that we and our suppliers use to manufacture regulated products and may identify compliance issues that would require us and our suppliers to make certain changes in our manufacturing facilities and processes.  The failure of a facility to be in compliance may lead to regulatory action against the products made in that facility, including seizure, injunction or recall, as well as to possible action against the owner of the facility/manufacturer.  We may be required to make additional expenditures to address these issues or possibly stop selling certain products until the compliance issue has been remediated.

Likewise, any future determination by the FDA or a similar foreign agency, or by us in reviewing our compliance with applicable rules and regulations, that our products or quality systems do not comply with applicable regulations could result in future compliance activities, including product withdrawals or recalls, import detentions, injunctions preventing the shipment of products, or other enforcement actions.  For example, the FDA may determine that a particular claim that we use to support the marketing of a product is not substantiated, may not accept the evidence of safety for a new product that we may wish to market, may challenge the safety or effectiveness of existing products based on, among other things, changes in formulations, inadequate stability or “shelf-life,” consumer complaints, or improper labeling, and may determine that our dietary supplement business manufacturing, packaging, labeling and holding operations do not comply with cGMPs.  Similarly, we may identify these or other issues in internal compliance reviews of our operations and the operations and products of vendors and acquired companies.  These other issues may include the identification of contaminants or non-compliant levels of particular ingredients.  Any of the foregoing could subject us to adverse publicity, force us to incur unanticipated costs and have a material adverse effect on our business, financial condition, results of operations and cash flows.  Additionally, delays in the acceptance, review and approval of products by the FDA, or other required governmental approvals, may result from government shutdowns due to the failure by Congress to enact regular appropriations.

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

The FDA has not confirmed whether it will engage in rulemaking to permit the marketing of CBD products as dietary supplements.  In the interim, there has been discussion of legislative changes.  For example, S 1698 was introduced in May 2021. S 1698 would amend the FDC Act to include hemp-derived CBD in the definition of a dietary supplement. Although state laws have been evolving in the wake of the 2018 Farm Bill, we do not intend to sell our products in states that continue to prohibit sales of certain hemp-based CBD products.  In 2021, our Nair brand is launching one depilatory cosmetic product that contains broad spectrum hemp extract. FDA’s position that CBD products cannot be marketed as dietary supplements and that CBD cannot be added to food does not extend to cosmetic products. We do not intend to sell our Nair product in states that continue to prohibit sales of certain hemp-based CBD products. The FDA and certain states and local governments may enact regulations or change their enforcement priorities in a manner that further limits the marketing and use of CBD products. We do not know what the impact of such regulatory activities would be on our products, and what costs, requirements, and possible prohibitions may be associated with such regulatory activities. Our failure to comply with applicable regulatory requirements or FDA’s or any other state’s disagreeing with our interpretation of applicable FDA or state requirements could result in, among other things, administrative, civil, or criminal penalties or fines; product seizure, mandatory or voluntary product recalls; warning or untitled letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; or the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or in any product recalls.

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

Numerous local, municipal, state, federal and international law and regulations address privacy and security including the California Online Privacy Protection Act, the Personal information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act, the Telephone Consumer Protection Act of 1991, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), Section 5(c) of the Federal Trade Commission Act, and, effective as of January 1, 2020 the California Consumer Privacy Act (CCPA).  These privacy and security laws and regulations change frequently, and new legislation continues to be introduced such as the Virginia Consumer Data Protection Act and the Colorado Privacy Act which will become effective in 2023.  In particular, the CCPA requires new disclosures to California consumers, gives California consumers new rights with respect to their data, and permits California consumers to opt-out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation.

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

Our future effective tax rate could be affected by changes in tax laws and regulations or their interpretation, changes in the mix of earnings in countries with differing statutory tax rates, or changes in the valuation of deferred tax assets and liabilities.  In addition, we evaluate our deferred income tax assets and record a valuation allowance if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  If the actual amount of our future taxable income is less than the amount we are currently projecting with respect to specific tax jurisdictions, or if there is a change in the time period within which the deferred tax asset becomes deductible, we could be required to record a valuation allowance against our deferred tax assets.  The recording of a valuation allowance would result in an increase in our effective tax rate and would have an adverse effect on our operating results. In addition, changes in statutory tax rates may change our deferred tax assets or liability balances, which would also impact our effective tax rate.  The Biden administration has introduced greater uncertainty with respect to tax policies in the United States and major developments in tax policy could impact our business.

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

Our amended and restated bylaws include an “exclusive forum provision, which may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. If a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we could incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations or cash flows.

Financial Risks

•	We have substantial indebtedness and we may incur substantially more debt in the future.

As of December 31, 2021, we had approximately $2,563 million of total consolidated indebtedness, net of debt issuance costs.  This amount of indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our obligations;
•	limiting our ability to fund potential acquisitions;
•

requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of cash flow to fund capital expenditures and other general corporate purposes;

•	limiting our flexibility in reacting to general adverse economic conditions or changes in our business and the industry in which we operate;
•	limiting our ability to repurchase our Common Stock; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt.

Additionally, our credit facility is subject to certain financial and other customary covenants.  In the event of a breach of those covenants, our lenders under the credit facility may be entitled to accelerate the related debt (and any lenders in respect of any other debt to which a cross-default provision applies may be entitled to accelerate such other debt), and we could be required to seek amendments or waivers under the debt instruments or to refinance the debt.  We may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes.  If additional new debt is added to the current debt levels, the related risks that we now face could intensify.  A substantial increase in our indebtedness could also have a negative impact on our credit ratings. In this regard, a deterioration in our credit ratings could adversely affect the interest rate available to us in future financings, as well as our liquidity, competitive position and access to capital markets.  Any decision regarding future borrowings will be based on the facts and circumstances existing at the time, including market conditions and impact to our credit ratings.

LIBOR, the interest rate benchmark used as a reference rate on our variable rate debt, including our revolving credit facility, term loan, and interest rate swaps was expected to be fully phased out by the end of 2021, when private-sector banks are no longer required to report the information used to set the rate. However, in late 2020, ICE Benchmark Administration (“IBA”), the organization responsible for administering LIBOR, announced its intention to extend the publication of certain USD LIBOR tenors until June 30, 2023.  The Alternative

Reference Rates Committee (“ARRC”), a group convened for the purpose of ensuring a successful transition away from USD LIBOR, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate.  Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are additional uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the reference rate and how this will impact our cost of variable rate debt and certain derivative financial instruments. We will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the ARRC from time to time.

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

Our business and financial results have been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic, such as, but not limited to:

•	negative impact on the global and U.S. domestic economy, significant unemployment, and market volatility;
•	reduced travel or recommendations or mandates from governmental authorities to avoid various sized gatherings, close facilities, suspend operations, or reduce hours, or to self-quarantine:
•	the impact of the laws or regulations, employee-quarantines or similar other restrictions on our business operations or those of our customers;
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

The impact of COVID-19, including the impact of restrictions imposed to combat its spread, could result in additional businesses being shut down, additional work restrictions and supply chains being interrupted, slowed, or rendered inoperable, in particular as new COVID-19 variants such as the Delta and Omicron and other new variants spread. As a result, it may be even more challenging to obtain and process raw materials to support our business needs, and more individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, as some of our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of our business, financial condition or results of operations. The potential effects of COVID-19 also could impact many of the other risk factors described herein, but given the evolving health, economic, social and governmental environments, such potential impact remains uncertain. While we expect the impacts of COVID-19 to continue to have an effect on our business, financial condition and results of operations and cash flows, we are unable to predict the extent or nature of these impacts at this time.

•

Our operating results have been, and could be in the future, adversely affected by natural disasters, public health crises, political crises, or other catastrophic events, or unfavorable worldwide, regional and local economic and financial market conditions.

Our operations, as well as the operations of our third-party manufacturers, suppliers and customers, may be subject to disruption from a variety of causes, including a protracted economic downturn, material shortages, financial difficulties, work stoppages, cyberattacks, and other disruptions in information technology systems, demonstrations, political instability or uncertainty in the U.S. or abroad, rising geopolitical tensions and hostilities (for example between Russia and Ukraine and China and Taiwan), disease outbreaks or pandemics (for example, an outbreak of a virus such as COVID-19), acts of war, terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues. If a major disruption were to occur, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations.

The global economy and the economies in regions in which we conduct business have experienced substantial economic downturns as a result of the COVID-19 pandemic. We are currently experiencing reduced demand for certain of our consumer products and may in the future be adversely affected in a material way by lower consumer demand as a result of recessionary economic conditions, including after the direct impact of the COVID-19 pandemic has subsided. In addition, ongoing political uncertainty in many countries, including the ongoing political transition in Hong Kong, and the exit of the United Kingdom from the European Union have created additional economic uncertainty and volatility in the financial markets.

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

Increased information technology security threats and more sophisticated computer crime, including ransomware, denial of service and phishing attacks and advanced persistent threats, pose a potential risk to the security of our information technology systems, networks, and services, and those of our customers and other business partners, as well as the confidentiality, availability, and integrity of our data, and the data of our customers and other business partners.  As a result, our information technology systems, networks or service providers could be damaged or cease to function properly or we could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches.  Although we have business continuity plans in place and have implemented a breach response plan to address service interruptions, if these plans do not provide effective alternative processes on a timely basis, we may suffer interruptions in our ability to manage or conduct our operations which may adversely affect our business. In addition, if our service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders or other business operations.  Moreover, any costs related to a breach may exceed the amount of insurance coverage or be excluded under the terms of our cybersecurity policy.   Recently, there have been high profile security breaches of the information systems of a number of government agencies and U.S. companies, resulting in significant disruptions.

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

We continuously perform enterprise-wide upgrades to our systems and will continue to monitor and upgrade systems as appropriate, legacy systems may be vulnerable to increased risk. Additionally, if a new system does not function properly, it could affect our ability to order supplies, process and deliver customer orders and process and receive payments for our products. This could adversely impact our results of operations and cash flows.  Upgraded or new technology may not function as designed and any such upgrades may not go as planned. Moreover, because the techniques, tools and tactics used in cyberattacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. As such, we may need to expend additional resources and incur additional costs in the future to continue to protect against or address problems caused by any business interruptions or data security breaches.

•	We may not be able to attract, retain and develop key personnel.

The labor market in the United States is very competitive.  Our future performance depends in significant part upon the continued service of our executive officers and other key personnel, including at our plants. Competition for qualified plant personnel has been intense. The loss of the services of one or more executive officers or other key employees, including as a result of illness to themselves or their families due to the COVID-19 pandemic or otherwise, could have a material adverse effect on our business, prospects, financial condition and results of operations.  This effect could be exacerbated if any officers or other key personnel left as a group or at the same time.  Our success also depends, in part, on our continuing ability to attract, retain and develop highly qualified and diverse personnel.  Competition for such personnel is intense, and there can be no assurance that we can retain our key employees or attract, assimilate and retain other highly qualified personnel in the future.  Factors that may affect our ability to attract and retain sufficient numbers of key employees include employee morale, our reputation, competition from other employers and the availability of qualified personnel in a tightening labor market. We have experienced increased levels of personnel turnover in recent years, increasing from an employee turnover rate of 14.9% in 2020 to an employee turnover rate of 20.6% in 2021. We may continue to experience increased personnel turnover in the future compared to prior years, either as a result of our business operations, or as a result of the COVID-19 pandemic or other broad-based economic or cultural factors.

•	Our continued growth and expansion, reliance on third-party service providers and implementation of new accounting standards could adversely affect our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the U.S. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our continuing growth and expansion in domestic and globally dispersed markets, such as our acquisition of WATERPIK, FLAWLESS, PASSPORT, ZICAM, THERABREATH and others, may place significant additional pressure on our system of internal control over financial reporting and require us to update our internal control over financial reporting to integrate such acquisitions. Moreover, we engage the services of third parties to assist with business operations and financial reporting processes, which injects additional monitoring obligations and risk into the system of internal control. When we are required to comply with new or revised accounting standards, we must make any appropriate changes to our internal control over financial reporting to fully implement the standards, which may require significant effort and judgment. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our results of operations accurately and on a timely basis, or to detect and prevent fraud and could expose us to regulatory enforcement action and stockholder claims.

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

We own or lease manufacturing facilities, warehouses and other offices in 15 different U.S. states and 11 different countries outside of the U.S.  Many of our domestic and international sites manufacture and distribute products for multiple segments of our business.  We believe that our operating and administrative facilities are adequate and suitable for the conduct of our business.  We also believe that our production facilities are suitable for current manufacturing requirements for our consumer and specialty products businesses.

ITEM 3.	LEGAL PROCEEDINGS

We, in the ordinary course of our business are the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings from time to time, including, without limitation, those relating to commercial transactions, product liability, purported consumer class actions, employment matters, antitrust, environmental, health, safety and other compliance related matters.  Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions may not be reasonably predictable and any related damages may not be estimable.  Certain legal actions could result in an adverse outcome for us, and any such adverse outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows. There are no relevant matters to disclose under this Item for this period.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the New York Stock Exchange with the stock ticker symbol “CHD”.

Approximate number of record holders of our Common Stock as of December 31, 2021: 1,700.

The following graph compares the yearly change in the cumulative total stockholder return on our Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below.  The returns are indexed to a value of $100 at December 31, 2016.  Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

(1)	S&P 500 Household Products Index consists of the Church & Dwight Co., Inc., Clorox Company, Colgate-Palmolive Company, Kimberly-Clark Corporation and P&G.

Dollars
COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2016
2017
2018
2019
2020
2021
Five-Year Average Annual Return
Church & Dwight Co., Inc. 20.0%
S&P 500 Index 18.5%
S&P 500 Household Products Index 14.8%

Company / Index	2016	2017	2018	2019	2020	2021
■ Church & Dwight Co., Inc.	100.00	115.32	153.64	166.49	208.90	248.34
■ S&P 500 Index	100.00	121.82	116.47	153.14	181.30	233.29
■ S&P 500 Household Products Index	100.00	113.85	113.86	149.72	173.32	199.74

Share Repurchase Authorization

On November 1, 2017, the Board authorized a share repurchase program, under which we may repurchase up to $500.0 million in shares of Common Stock (the “2017 Share Repurchase Program”).  On October 28, 2021, the Board authorized a new share repurchase program, under which we may repurchase up to $1.0 billion in shares of Common Stock (the “2021 Share Repurchase Program”).  The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program.  All remaining dollars authorized for repurchase under the 2017 Share Repurchase Plan have been cancelled.  The 2021 Share Repurchase Program did not modify our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under our incentive plans.

In December 2020, we entered into an Accelerated Share Repurchase (“ASR”) contract with a commercial bank to purchase our Common Stock.  We paid $300.0 million to the bank, inclusive of fees, and received an initial delivery of shares equal to $270.0 million, or 3.1 million shares.  We used cash on hand and short-term borrowings to fund the initial purchase price.  Upon the completion of the ASR, which ended in February 2021, the bank delivered to us an additional 0.4 million shares.  The final shares delivered to the us were determined by the average price per share paid by the bank during the purchase period.  All 3.5 million shares were purchased under our evergreen program.

In August 2021, we executed an agreement to purchase up to $200.0 million of our Common Stock through October 31, 2021.  We purchased 1.6 million shares for approximately $130.0 million through October, inclusive of fees, all of which was purchased under the 2017 Share Repurchase Program.

In December 2021, we executed open market purchases of 1.8 million shares for $170.3 million, inclusive of fees, of which $100.0 million was purchased under the evergreen share repurchase program and $70.3 million was purchased under the 2021 Share Repurchase Program.  In December 2021, we also entered into an ASR contract with a commercial bank to purchase Common Stock.  We paid $200.0 million to the bank, inclusive of fees, and received an initial delivery of shares equal to $180.0 million, or 1.8 million shares.  We used cash on hand and short-term borrowings to fund the initial purchase price.  Upon the completion of the ASR, which ended in February 2022, the bank delivered an additional 0.2 million shares to us.  The final shares delivered to us were determined by the average price per share paid by the bank during the purchase period.  All 2.0 million shares were purchased under the 2021 Share Repurchase Program.

As a result of our recent stock repurchases, there remains $729.7 million of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
10/1/2021 to 10/31/2021	907,937	$82.40	907,937	$1,000,000,000
11/1/2021 to 11/30/2021	374	91.10	-	$1,000,000,000
12/1/2021 to 12/31/2021	3,662,770	95.63	3,662,770	$729,727,297
Total	4,571,081	$93.00	4,570,707

(1)	Includes shares of Common Stock withheld by us to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6.	RESERVED

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements.

OVERVIEW

Our Business

We develop, manufacture and market a broad range of consumer household, personal care and specialty products focused on animal and food production, chemicals and cleaners.  We focus our consumer products marketing efforts principally on our 14 “power brands.”  These well-recognized brand names include ARM & HAMMER®, used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent; TROJAN® condoms, lubricants and vibrators; OXICLEAN® stain removers, cleaning solutions, laundry detergent and bleach alternatives; SPINBRUSH® battery-operated and manual toothbrushes;  FIRST RESPONSE® home pregnancy and ovulation test kits; NAIR® depilatories; ORAJEL® oral analgesic; XTRA® laundry detergent; L’IL CRITTERS® and VITAFUSION® gummy dietary supplements; BATISTE® dry shampoos; WATERPIK® water flossers and replacement showerheads; FLAWLESS® products;  ZICAM® cold shortening and relief products and THERABREATH® oral care products.

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

We operate our business in three segments: Consumer Domestic, Consumer International and the Specialty Products Division (“SPD”).  The segments are based on differences in the nature of products and organizational and ownership structures.  In 2021, the Consumer Domestic, Consumer International and SPD segments represented approximately 76%, 18% and 6%, respectively, of our consolidated net sales.

COVID-19 Pandemic and Other Recent Developments

The COVID-19 pandemic continues to impact most of our businesses.  As certain government restrictions were reduced or removed, we have experienced increased demand for certain product categories, mainly in the United States, including ARM & HAMMER cat litter, VITAFUSION and L’IL CRITTERS gummy vitamins, and BATISTE dry shampoo, that had been negatively impacted by the temporary and permanent closures of certain retailers, reduced consumer foot traffic at retailers, and COVID-19 related precautionary measures. Overall, we have continued to experience increased online sales.

We continue to experience challenges to meet customer demand, largely because of broad-based shortages in suppliers’ labor which impact the availability of many critical components in our supply chain and distribution. Additionally, we and our suppliers are experiencing significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges.  We expect shortages to continue at least through the first half of 2022 and input cost inflation to continue at least throughout 2022.

To attempt to offset some of these cost pressures, we have recently enacted and continue to evaluate price increases. In addition, to address challenges meeting customer demand, we have taken steps to increase our short-term manufacturing capacity for many of our products (including laundry detergent, baking soda, cleaners and vitamins) as well as our raw material and packaging capacity, and continue to work closely with our suppliers, contract manufacturers and retail partners to increase capacity and ensure sustained supply to keep pace with increased demand.  We have also made investments in the expansion of long-term, in-house and third-party manufacturing capacity and are working to enlist additional suppliers that meet our quality specifications.  While we expect supply availability issues to start improving in the second half of 2022 for most of our brands, there is no assurance that these challenges will abate in the foreseeable future or that our customers will accept all or a portion of any price increases, or that the other measures we have or may implement will mitigate the impact of supply disruptions or rising costs.

Looking forward, the extent that COVID-19 and other recent developments’ have on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the spread and severity of new variants such as Omicron, the impact of vaccines, and our continued ability to manufacture and distribute our products, as well as any future government actions affecting employers, consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Our priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees; maximizing the availability of products that help consumers with their health, hygiene and cleaning needs; and using our employees’ talents and our resources to help society meet and overcome the current challenges.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

We are monitoring the impact of both inflation and the COVID-19 pandemic, including the effect of corresponding government actions on consumer demand, and how these factors will potentially influence future cash flows for the short and long term.  While we expect that many of these effects will not be permanent, it is impossible to predict their duration.

2021 Financial Highlights

Key 2021 financial results include:

•

2021 net sales grew 6.0% over 2020, with gains in all three of our segments.  The gains are primarily due to favorable pricing/product mix in the Consumer Domestic and SPD segments, partially offset by unfavorable pricing/product mix in Consumer International, as well as favorable volumes in the Consumer International and SPD segments, partially offset by slightly decreased sales volumes in the Consumer Domestic segment. Changes in foreign exchange rates and acquisitions also contributed to 2021 sales growth.

•

Gross margin decreased 160 basis points to 43.6% in 2021 from 45.2% in 2020, primarily due to higher manufacturing costs including labor, raw materials and components, as well as higher transportation costs, and higher tariffs, partially offset by favorable volumes/price/product mix, the impact of productivity programs, and business acquisition benefits.

•

Operating margin decreased 20 basis points to 20.8% in 2021 from 21.0% in 2020, reflecting a lower gross margin percentage, partially offset by lower marketing costs and selling general and administrative costs as a percentage of sales (including the higher favorable impact of the Flawless business acquisition liability adjustments.)

•	We reported diluted net earnings per share in 2021 of $3.32, an increase of approximately 6.4% from 2020 diluted net earnings per share of $3.12.
•	Cash provided by operations was $993.8 in 2021, a $3.5 increase from the prior year, as higher cash earnings (net income adjusted for non-cash items) were partially offset by higher working capital.
•	We returned $747.5 in 2021 to our stockholders through dividends and share repurchases.

Strategic Goals, Challenges and Initiatives

Our ability to generate sales depends on consumer demand for our products and retail customers’ decisions to carry our products, which are, in part, affected by general economic conditions in our markets. While a vast majority of our products are consumer staples and less vulnerable to decreases in discretionary spending than other products, an increasing number of our products, particularly those from our recent acquisitions, are more likely to be affected by consumer decisions to control spending.  Some customers have responded to economic conditions by increasing their private label offerings (primarily in the dietary supplements, diagnostic kits and oral analgesics categories), launching their own brands, and consolidating the product selections they offer to the top few leading brands in each category.  In addition, an increasing portion of our product categories are being sold by club stores, dollar stores, mass merchandisers and internet-based retailers.  These factors have placed downward pressure on our sales and gross margins.

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

We derive a substantial percentage of our revenues from sales of liquid laundry detergent. As a result, any delays or reduction of sales of these products, in the event that our product category diversification efforts discussed below are not successful, could have a material adverse effect on our business, financial condition and operating results and cash flows. Condom usage has declined over the last decade.  However, after a large decline in condom sales during 2020 due to social distancing, the condom category began to recover in 2021 with fewer social restrictions leading to an increase in sexual activity. However, there is no assurance the category will not decline in the future and that we will be able to offset any such decline.

We are continuously focused on strengthening our key brands through the launch of innovative new products, which span various product categories, including premium and value household products supported by increased marketing and trade spending.  There can be no assurance that these measures will be successful.

In the domestic business, six out of 13 “power brands” met or exceeded category growth for the full year 2021. With the acquisition of THERABREATH, we now have 14 “power brands”.  Our global product portfolio consists of both premium (60% of total worldwide consumer revenue in 2021) and value (40% of total worldwide consumer revenue in 2021) brands, which we believe enables us to succeed in a range of economic environments.  We intend to continue to develop a portfolio of appealing new products to build loyalty among cost-conscious consumers.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Over the past two decades, we have diversified from an almost exclusively U.S. business to a global company with approximately 18% of sales derived from countries outside of the United States in 2021.  We have subsidiary operations in seven countries (Canada, Mexico, U.K., France, Germany, China and Australia) and sell into over 130 other countries.  In 2021, we benefited from our expanded global footprint and expect to continue to focus on selectively expanding our global business.  If we are unable to expand our business internationally at the rate that we expect, we may not realize our anticipated growth targets.

Although we believe ongoing international expansion represents a significant opportunity to grow our business, our increasing activity in global markets exposes us to additional complexity and uncertainty.  Sales generated outside of the U.S. are exposed to foreign currency exchange rate fluctuations as well as political uncertainty which could impact future operating results.  Moreover, the current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty regarding the global economy. The impact of U.S. tariffs on certain products was a component of increased cost of sale during the year ended December 31, 2021. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we manufacture or sell large quantities of products could negatively impact our business, cash flows, results of operations and financial condition.

We also continue to focus on controlling our costs.  Historically, we have been able to mitigate the effects of cost increases primarily by implementing cost reduction programs and, to a lesser extent, by passing along cost increases to customers.  We have also entered into set pricing and pre-buying arrangements with certain suppliers and hedge agreements for diesel fuel and other commodities. Additionally, our focus on tight cost controls has enabled us to effectively navigate recent challenging economic conditions.  In 2021, due to the significant increase in input costs, we have not been able to fully mitigate the impact of these increases with cost control measures and productivity programs.  We have, and will continue to, implement price increases to address cost inflation.  However, we cannot be certain that these price increases will be accepted by customers.

The identification and integration of strategic acquisitions are an important component of our overall strategy and product category diversification.  Acquisitions have added significantly to our sales and profits and product category diversification over the last decade.  This is evidenced by our 2015 acquisition of certain assets of Varied Industries Corporation (the “Vi-cor Acquisition”), the 2016 acquisitions of Spencer Forrest, Inc., the maker of TOPPIK (the “Toppik Acquisition”), and the ANUSOL and RECTINOL businesses from Johnson & Johnson (the “Anusol Acquisition”), the 2017 acquisitions of VIVISCAL from Lifes2Good Holdings Limited (the “Viviscal Acquisition”), Agro BioSciences, Inc. (the “Agro Acquisition”), and WATERPIK from Pik Holdings, Inc. (the “Waterpik Acquisition”),  the 2018 acquisition of Passport Food Safety Solutions, Inc. (the “Passport Acquisition”), the 2019 acquisition of FLAWLESS; the 2020 acquisition of ZICAM from Consumer Health Holdco LLC and the 2021 acquisition of THERABREATH from Dr. Harold Katz, LLC and HK-IP International, Inc. The failure to effectively identify or integrate any acquisition or achieve expected synergies may cause us to incur material asset write-downs.  We actively seek acquisitions that fit our guidelines, and our strong financial position provides us with flexibility to take advantage of acquisition opportunities.  In addition, our ability to quickly integrate acquisitions and leverage existing infrastructure has enabled us to establish a strong track record in making accretive acquisitions.  Since 2001, we have acquired 13 of our 14 “power brands”.

We believe we are positioned to meet the ongoing challenges described above due to our strong financial condition, experience operating in challenging environments and continued focus on key strategic initiatives.  Our focus is to maintain competitive marketing and trade spending, manage our cost structure, continue to develop and launch new and differentiated products, while pursuing strategic acquisitions.  This focus, together with the strength of our portfolio of premium and value brands, has enabled us to succeed in a range of economic environments.  Moreover, the generation of a significant amount of cash from operations combined with an investment grade credit rating, provides us with the financial flexibility to pursue acquisitions, drive new product development, make capital expenditures to support organic growth and gross margin improvements, return cash to stockholders through dividends and share buy backs, and reduce outstanding debt.  These factors position us to continue to increase stockholder value over the long-term.

For information regarding risks and uncertainties that could materially adversely affect our business, results of operations and financial condition and cash flows, see “Risk Factors” in Item 1A of this Annual Report.

Recent Developments

TheraBreath Acquisition

On December 24, 2021, we acquired all of the outstanding equity of Dr. Harold Katz, LLC and HK-IP International, Inc., the owners of the THERABREATH brand of oral care products business (the “TheraBreath Acquisition”).  We paid $556.0, net of cash acquired, at closing and deferred an additional cash payment of $14.0 related to certain indemnity obligations provided by the seller.  The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable in installments between two and four years from the closing.  THERABREATH’s annual net sales for the year ended December 31, 2021 were approximately $100.  The acquisition was financed by the proceeds from a $400.0 three-year term loan and an underwritten public offering of $400.0 aggregate principal Senior Notes due on December 15, 2031 (as defined below) completed on December 10, 2021.  The THERABREATH business is managed in the Consumer Domestic and Consumer International segments.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Dividend Increase

On January 28, 2022, the Board declared a 4% increase in the regular quarterly dividend from $0.2525 to $0.2625 per share, equivalent to an annual dividend of $1.05 per share payable to stockholders of record as of February 15, 2022.  The increase raises the annual dividend payout from $248.0 to approximately $255.0.

Accelerated Share Repurchase Program

In December 2021, we entered into an ASR contract with a commercial bank to purchase Common Stock.  We paid $200.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $180.0, or 1.8 million shares.  We used cash on hand and short-term borrowings to fund the initial purchase price.  Upon the completion of the ASR, which ended in February 2022, the bank delivered an additional 0.2 million shares to us.  The final shares delivered to us were determined by the average price per share paid by the bank during the purchase period.  All 2.0 million shares were purchased under the 2021 Share Repurchase Program.

As a result of our recent stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2021.

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

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of our revenue represents sales of finished goods inventory and is recognized when received or picked up by our customers.  The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers).  All such costs are netted against sales.  Slotting costs are recorded when the product is delivered to the customer.  Cooperative advertising costs are recorded when the customer places the advertisement for our products.  Discounts relating to price reduction arrangements and coupons are recorded when the related sale takes place.  Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold.  We rely on historical experience and forecasted data to determine the required reserves.  For example, we use historical experience to project coupon redemption rates to determine reserve requirements.  Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, a difference of approximately $0.1 in the reserve required for coupons would result.  With regard to other promotional reserves and sales returns, we use experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required.  If our estimates for promotional activities and sales returns reserves were to change by 10% the impact to promotional spending and sales return accruals would be approximately $11.3.  While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations.

Impairment of goodwill, trade names and other intangible assets

Carrying values of goodwill and indefinite-lived trade names are reviewed periodically for possible impairment.  Finite intangible assets are assessed when there are business triggering events.  Our impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate and royalty rate.  Management uses estimates based on expected trends in making these assumptions.  With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit.  For trade names and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Judgment is required in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.  The result of our annual goodwill impairment test determined that the estimated fair value substantially exceeded the carrying values of all reporting units.  In addition, there were no goodwill impairment charges for each of the years in the three-year period ended December 31, 2021.

Fair value for indefinite lived intangible assets was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  We determined that the fair value of all intangible assets for each of the years in the three-year period ended December 31, 2021 exceeded their respective carrying values based upon the forecasted cash flows and profitability. However, in recent years our TROJAN business, specifically the condom category, has not grown and competition has increased resulting in a reduction in expected future cash flows.  In addition, the COVID-19 pandemic has further negatively impacted condom sales due to social distancing.  As a result, the TROJAN business has experienced sales and profit declines that has eroded a significant portion of the excess between the fair and carrying value of the tradename, which, if these trends continue, could potentially result in an impairment.  However, the condom category began to recover in 2021 as fewer social restrictions led to an increase in sexual activity with less shutdowns and governmental restrictions.  While management can and has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of these assets.

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

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements included in this Annual Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2021.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment.  This section of this Form 10-K generally discusses 2021 and 2020 results and year-to-year comparisons between 2021 and 2020.  Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. The segment discussion also addresses certain product line information.  Our operating segments are consistent with our reportable segments.

Consolidated results

2021 compared to 2020

	Twelve Months Ended	Change vs.	Twelve Months Ended
	December 31, 2021	Prior Year	December 31, 2020
Net Sales	$5,190.1	6.0%	$4,895.8
Gross Profit	$2,263.5	2.2%	$2,214.2
Gross Margin	43.6%	-160 basis points	45.2%
Marketing Expenses	$577.7	-2.3%	$591.2
Percent of Net Sales	11.1%	-100 basis points	12.1%
Selling, General & Administrative Expenses	$606.7	2.3%	$593.3
Percent of Net Sales	11.7%	-40 basis points	12.1%
Income from Operations	$1,079.1	4.8%	$1,029.7
Operating Margin	20.8%	-20 basis points	21.0%
Net income per share - Diluted	$3.32	6.4%	$3.12

Net Sales

Net sales for the year ended December 31, 2021 were $5,190.1, an increase of $294.3, or 6.0% compared to 2020 net sales.  The components of the net sales increase are as follows:

Net Sales - Consolidated	December 31, 2021
Product volumes sold	1.0%
Pricing/Product mix	3.3%
Foreign exchange rate fluctuations / Other	0.9%
Volume from acquired product lines (net of divestiture) (1)	0.8%
Net Sales increase	6.0%
(1)

On December 24, 2021, we acquired all of the outstanding equity of Dr. Harold Katz, LLC and HK-IP International, Inc., the owners of the THERABREATH brand of oral care products (the “TheraBreath Acquisition”).  On December 1, 2020, we acquired all of the outstanding equity of Consumer Health Holdco LLC, the owner of the ZICAM brand and cold remedy products business (the “Zicam Acquisition”).  The results of these acquisitions are included in our results since the date of acquisition.

The volume change reflects increased product sales in the Consumer International and SPD segments, partially offset by slightly decreased sales in the Consumer Domestic segment. Price/mix was favorable in the Consumer Domestic and SPD segments, but was partially offset by slightly unfavorable price/mix in the Consumer International segment.

Our gross profit for 2021 was $2,263.5, a $49.3 increase compared to 2020.  Gross margin was 43.6% in 2021 compared to 45.2% in 2020, a 160 basis points (“bps”) decrease.  The decrease is due to the impact of higher manufacturing costs including labor and commodities of 400 bps, higher transportation costs of 80 bps, and higher costs of 30 bps as a result of incremental tariffs, partially offset by favorable price/volume/mix of 200 bps, the impact of productivity programs of 130 bps and business acquisition benefits of 20 bps.

Operating Costs

Marketing expenses for 2021 were $577.7, a decrease of $13.5 compared to 2020.  We reduced marketing spending, mainly in household products, as supply shortages impacted our ability to meet customer demand.  Marketing expenses as a percentage of net sales decreased 100 bps to 11.1% in 2021 as compared to 2020 due to 70 bps of leverage on higher net sales and 30 bps on lower expenses.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

SG&A expenses for 2021 were $606.7, an increase of $13.4 or 2.3% compared to 2020.  The increase is primarily due to higher expenses related to the Zicam Acquisition (including amortization), asset impairment charges of $11.3 associated with the Passport business acquired in 2018, and the prior year gain on the sale of PERL WEISS®, partially offset by lower incentive compensation and litigation costs. SG&A as a percentage of net sales decreased 40 bps to 11.7% in 2021 compared to 12.1% in 2020.  The decrease is due to 70 bps of leverage associated with higher sales offset by 30 bps on higher expenses.  The favorable adjustment to the fair value of the Flawless business acquisition liability, which is recognized as a reduction in expense, was $98.0 in 2021 compared to $94.0 in 2020.

Other Income and Expenses

Other expense increased nominally in 2021 as compared to 2020.

Interest expense in 2021 was $54.5, a decrease of $6.5. The decrease is primarily due to lower interest rates.

Taxation

The 2021 U.S. federal effective income tax rate was 19.8% compared to 19.3% in 2020. The increase of 50 basis points was impacted by a favorable tax settlement in 2020.

Segment results for 2021, 2020 and 2019

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

The Corporate segment income consists of equity in earnings of affiliates.  As of December 31, 2021, we held 50% ownership interests in each of Armand and ArmaKleen, respectively.  Our equity in earnings of Armand and ArmaKleen, totaling $9.4, $6.7 and $6.6 for the three years ended December 31, 2021, 2020 and 2019, respectively, are included in the Corporate segment.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment.  These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for each of the three years ended December 31, 2021, 2020 and 2019 were as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
2021	$3,941.9	$912.2	$336.0	$0.0	$5,190.1
2020	3,767.6	828.2	300.0	0.0	4,895.8
2019	3,302.6	756.3	298.8	0.0	4,357.7
Income before Income Taxes(2)
2021(4)	$861.4	$127.3	$33.6	$9.4	$1,031.7
2020(5)	832.4	105.0	29.7	6.7	973.8
2019(6)	645.8	74.0	47.3	6.6	773.7
(1)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $10.8, $11.7 and $10.5 for the years ended December 31, 2021, 2020 and 2019, respectively.

(2)

In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.

(3)	Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen in 2021, 2020 and 2019.
(4)

2021 results include a $98.0 reduction in SG&A expenses to reduce the Flawless business acquisition liability, of which $83.2 was recorded to Consumer Domestic and $14.8 was recorded to Consumer International.

(5)

2020 results include a $94.0 reduction of SG&A expenses to reduce the Flawless business acquisition liability, of which $79.9 was recorded to Consumer Domestic and $14.1 was recorded to Consumer International.  During 2020, we sold our PERL WEISS toothpaste brand in Germany resulting in a reduction in SG&A expenses of $3.0 recorded in Consumer International.

(6)

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

Product line revenues for external customers for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Household Products	$2,103.0	$2,038.5	$1,821.7
Personal Care Products	1,838.9	1,729.1	1,480.9
Total Consumer Domestic	3,941.9	3,767.6	3,302.6
Total Consumer International	912.2	828.2	756.3
Total SPD	336.0	300.0	298.8
Total Consolidated Net Sales	$5,190.1	$4,895.8	$4,357.7

Household Products include deodorizing, cleaning and laundry products.  Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Consumer Domestic

2021 compared to 2020

Consumer Domestic net sales in 2021 were $3,941.9, an increase of $174.3 or 4.6% compared to net sales of $3,767.6 in 2020.  The components of the net sales change are the following:

Net Sales - Consumer Domestic	December 31, 2021
Product volumes sold	(0.3%)
Pricing/Product mix	3.9%
Acquired product lines (1)	1.0%
Net Sales increase	4.6%
(1)	Includes the TheraBreath and Zicam Acquisitions since the date of acquisition.

The increase in net sales for 2021 reflects the impact of the TheraBreath and Zicam Acquisitions, higher net sales in ARM & HAMMER clumping cat litter, WATERPIK oral care products, VITAFUSION and L’IL CRITTERS gummy vitamins, BATISTE dry shampoo, ARM & HAMMER scent booster, and OXICLEAN powder.

In recent years our TROJAN business, specifically the condom category, had not grown and competition has increased.  Social distancing requirements due to the COVID-19 pandemic had further negatively impacted the business.  As a result, the TROJAN business had experienced stagnant sales and profits resulting in a reduction in expected future cash flows which eroded a portion of the excess between the fair and carrying value of the tradename.  This indefinite-lived intangible asset may be susceptible to impairment risk and a continued decline in fair value could trigger a future impairment charge of the TROJAN tradename.  While management can and has implemented strategies to address the risk, including lowering our production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.  In 2021, TROJAN experienced a recovery in sales and profits as it is benefiting from an easing of COVID-19 social restrictions leading to an increase in sexual activity. We expect this trend will continue into next year with the continued adoption of vaccines, the reduction of social distancing restrictions and the benefit of management strategies to improve sales and profitability.

Consumer Domestic income before income taxes for 2021 was $861.4, a $29.0 increase as compared to 2020.  The increase is due primarily to favorable price/mix of $135.6, a $31.0 benefit from higher sales volumes, lower marketing expenses of $18.6, lower SG&A expenses of $10.3 (including a $3.3 favorable year-over-year fair value adjustment to the Flawless business acquisition liability), and lower interest and other expenses of $5.8, mostly offset by unfavorable manufacturing and distribution expenses of $171.9.

Consumer International

2021 compared to 2020

Consumer International net sales in 2021 were $912.2, an increase of $84.0 or 10.1% as compared to 2020.  The components of the net sales change are the following:

Net Sales - Consumer International	December 31, 2021
Product volumes sold	5.3%
Pricing/Product mix	(0.3%)
Foreign exchange rate fluctuations	5.1%
Net Sales increase	10.1%

Excluding the impact of foreign exchange rates, higher sales were driven primarily by FEMFRESH® feminine hygiene products, VITAFUSION and L’IL CRITTERS gummy vitamins, STERIMAR nasal spray, and NAIR depilatories in the GMG business.

Consumer International income before income taxes was $127.3 in 2021, an increase of $22.3 compared to 2020 due to a $26.4 benefit from higher sales volumes, favorable foreign exchange rates of $8.8, lower marketing expenses of $1.9 and lower interest expense of $0.2, offset by unfavorable manufacturing and commodity costs of $11.4, higher SG&A costs of $2.4 (partially due to the prior year gain on the sale of PERL WEISS of $3.0), and unfavorable price/product mix of $1.2.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Specialty Products

2021 compared to 2020

SPD net sales were $336.0 for 2021, an increase of $36.0, or 12.0% compared to 2020.  The components of the net sales change are the following:

Net Sales - SPD	December 31, 2021
Product volumes sold	4.6%
Pricing/Product mix	7.4%
Net Sales increase	12.0%

Net sales increased due to higher volumes across all categories, higher pricing for our dairy segment products and reduced competitive imports due to a constrained transportation market.

SPD income before income taxes was $33.6 in 2021, an increase of $3.9 compared to 2020.  The increase in income before income taxes for 2021 is due primarily to favorable price/product mix of $22.4 and a $3.8 benefit from higher sales volumes, which were partially offset by unfavorable manufacturing costs of $17.6, higher SG&A costs of $4.0 primarily due to asset impairments in the Passport business of $11.3, and higher marketing expenses of $0.8.

 Corporate

Corporate includes administrative costs of the production, planning and logistics functions which are allocated to the operating segments in SG&A expenses but are elements of cost of sales in our Consolidated Statements of Income.  Such amounts were $47.1, $59.8 and $48.2 for 2021, 2020 and 2019, respectively.

Also included in corporate are the equity in earnings of affiliates from Armand and ArmaKleen, totaling $9.4, $6.7 and $6.6 for the three years ended December 31, 2021, 2020 and 2019, respectively.

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

As of December 31, 2021, we had $240.6 in cash and cash equivalents, and approximately $746.0 available through the revolving facility under our Credit Agreement and our commercial paper program.  To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

On December 22, 2021, we entered into a $400.0 unsecured term loan facility with various banks.  The loan was fully drawn at closing. Unless prepaid, the loan is due on December 22, 2024.  The interest rate is LIBOR plus an applicable margin based on our credit rating, which can range from 60 basis points (“bps”) to 125 bps.  The proceeds of the loan were used to partially fund the TheraBreath Acquisition, with the remaining proceeds used for the repayment of commercial paper.

Additionally, we financed the TheraBreath Acquisition with a portion of the proceeds from an underwritten public offering of $400.0 aggregate principal amount Senior Notes due 2031 (the “2031 Notes”).  These Notes bear interest at 2.3% and were issued in an underwritten transaction under an indenture with Deutsche Bank Trust Company Americas, as trustee.  Interest on the 2031 Notes is payable semi-annually, on each June 15 and December 15.  The 2031 Notes will mature on December 15, 2031, unless earlier retired or redeemed.

We financed the Waterpik Acquisition with a portion of the proceeds from an underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017, consisting of $300.0 aggregate principal amount of Floating Rate Senior Notes that were due in 2019 and have been fully repaid, $300.0 aggregate principal amount of 2.45% Senior Notes due 2022, $425.0 aggregate principal amount of 3.15% Senior Notes due 2027 and $400.0 aggregate principal amount of 3.95% Senior Notes due 2047 (collectively with the 2031 Notes, the “Senior Notes”).  The $300.0 Floating Rate Senior Notes, which matured and were repaid in full with cash on hand and commercial paper on January 25, 2019, bore interest at a rate, reset quarterly, equal to three-month LIBOR plus 0.15%.

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

In 2021, we repaid the $300.0 term loan due May 1, 2022 that was used to partially fund the Flawless acquisition in 2019, with proceeds from commercial paper borrowings and cash on hand.

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

In August 2021, we executed an agreement to purchase up to $200.0 of our Common Stock through October 31, 2021.  We purchased 1.6 million shares for approximately $130.0 through October, inclusive of fees, all of which was purchased under the 2017 Share Repurchase Program.

On October 28, 2021, the Board authorized a new share repurchase program under which we may purchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”).  The 2021 Share Repurchase Program does not have an expiration and replaces our 2017 Share Repurchase Program.  All remaining dollars authorized for repurchase under the 2017 Share Repurchase Plan have been cancelled.  The 2021 Share Repurchase Program does not modify our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under our incentive plans.

In December 2021, we executed open market purchases of 1.8 million shares for $170.3, inclusive of fees, of which $100.0 was purchased under the evergreen share repurchase program and $70.3 was purchased under the 2021 Share Repurchase Program.  In December 2021, we also entered into an ASR contract with a commercial bank to purchase Common Stock.  We paid $200.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $180.0, or 1.8 million shares.  We used cash on hand and short-term borrowings to fund the initial purchase price.  Upon the completion of the ASR, which ended in February 2022, the bank delivered an additional 0.2 million shares to us.  The final shares delivered to us were determined by the average price per share paid by the bank during the purchase period.  All 2.0 million shares were purchased under our 2021 Share Repurchase Program.

As a result of our recent stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2021.

On January 28, 2022, the Board declared a 4% increase in the regular quarterly dividend from $0.2525 to $0.2625 per share, equivalent to an annual dividend of $1.05 per share payable to stockholders of record as of February 15, 2022.  The increase raises the annual dividend payout from $248.0 to approximately $255.0.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due and pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $216.0 in 2022 primarily for manufacturing capacity investments in laundry, litter and vitamins to support expected future sales growth.  Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Net cash provided by operating activities	$993.8	$990.3	$864.5
Net cash used in investing activities	$(682.0)	$(608.1)	$(553.5)
Net cash used in financing activities	$(252.1)	$(360.1)	$(472.9)

2021 compared to 2020

Net Cash Provided by Operating Activities – Our primary source of liquidity is our cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital.  Our net cash provided by operating activities in 2021 increased by $3.5 to $993.8 as compared to $990.3 in 2020 as higher cash earnings (net income adjusted for non-cash items) were mostly offset by higher working capital.  The increase in working capital is primarily related to lower obligations for incentive compensation and marketing.  We measure working capital effectiveness based on our cash conversion cycle.  The following table presents our cash conversion cycle information for the quarters ended December 31, 2021 and 2020:

	As of
	December 31, 2021	December 31, 2020	Change
Days of sales outstanding in accounts receivable ("DSO")	28	28	-
Days of inventory outstanding ("DIO")	64	62	2
Days of accounts payable outstanding ("DPO")	78	72	(6)
Cash conversion cycle	14	18	(4)

Our cash conversion cycle (defined as the sum of DSO plus DIO less DPO) at December 31, 2021, which is calculated using a two period average method, decreased 4 days from the prior year due to an increase in DPO of 6 days due to payable term extensions partially offset by an increase in DIO of 2 days.  We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during 2021 was $682.0, primarily reflecting $556.0 for the TheraBreath Acquisition and $118.8 for property, plant and equipment additions.  Net cash used in investing activities during 2020 was $608.1, primarily reflecting $512.7 for the Zicam Acquisition, $98.9 for property, plant and equipment additions, partially offset by cash proceeds of $7.0 from the sale of the PERL WEISS toothpaste brand in Germany.

Net Cash Used in Financing Activities – Net cash used in financing activities during the twelve months of 2021 was $252.1, reflecting $500.0 of repurchases of our Common Stock, $247.5 of cash dividend payments and $3.9 of financing costs, partially offset by $400.7 of net debt borrowings, and $98.7 of proceeds from stock option exercises. Net cash used in financing activities during the twelve months of 2020 was $360.1, reflecting $300.0 of repurchases of our Common Stock, $237.3 of cash dividend payments, and $14.5 for the Agro business acquisition liability settlement, partially offset by $99.0 of short-term debt borrowings, net of repayments, and $93.0 of proceeds from stock option exercises.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

OTHER ITEMS

Market risk

Concentration of Risk

A group of three customers accounted for approximately 37% of consolidated net sales in 2021 and 36% in 2020 and 2019, respectively, of which a single customer, Walmart, accounted for approximately 24%, 23% and 24% in 2021, 2020 and 2019, respectively.

Interest Rate Risk

We had outstanding total debt at December 31, 2021, of $2,562.9, net of debt issuance costs, of which approximately 75% has a fixed weighted average interest rate of 3.0% and the remaining 25% was constituted of commercial paper issued by us that currently has a weighted average interest rate of approximately 0.30% and the term loan due 2024 with a current rate of approximately 0.80%  In 2019, we entered into interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark LIBOR interest rate associated with anticipated issuances of debt.  The notional amount of the interest rate swap locks is $300.0. These interest rate swap lock agreements have been designated as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and are accounted for as fair value hedges.  The fair value of the interest rate swap lock agreements is $41.6 and is reflected in the Consolidated Balance Sheet included in this Annual Report within Accounts payable and accrued expenses as it will be settled in 2022.

Other Market Risks

We are also subject to market risks relating to our diesel and other commodity costs, fluctuations in foreign currency exchange rates, and changes in the market price of the Common Stock.  Refer to Note 3 to the Consolidated Financial Statements included in this Annual Report for a discussion of these market risks and the derivatives used to manage the risks associated with changing diesel fuel and other commodity prices, foreign exchange rates and the price of our Common Stock.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective.

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
February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Tradenames and Other Intangibles, Net – Trojan - Refer to Notes 1 and 7 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company owns tradenames that are considered to have indefinite lives. These tradenames are required to be measured periodically for impairment. In recent years the Company’s Trojan business, specifically the condom category, has not grown and competition has increased resulting in a reduction in expected future cash flows.  As a result, the Trojan business has experienced sales and profit declines that has eroded a portion of the excess between the fair and carrying value, which could result in an impairment of the asset if such sales and profit declines continue.  The carrying value of the Trojan tradename is $176.4 million and fair value exceeded the carrying value by 70% as of December 31, 2021.

Management estimates the fair value of this tradename on a periodic basis. The determination of the fair value requires management to make significant estimates and assumptions related to future performance, such as revenue growth rates, as well as the selection of appropriate valuation assumptions such as the royalty rate and discount rate. Changes in these assumptions could have a significant impact on the fair value of the tradename, leading to an impairment.

Given the significant judgments made by management to estimate the tradename’s fair value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the revenue growth rates and the selection of the royalty rate and discount rate, involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue growth rates and selection of the royalty rate and discount rate for the tradename included the following, among others:

•	We tested the effectiveness of controls over the account balance, including those over the revenue growth rates and the selection of the royalty rate and discount rate.
•	We evaluated management’s ability to accurately forecast revenue growth by comparing actual performance to management’s historical forecasts.
•	We evaluated the reasonableness of management’s forecasted revenue growth by comparing the forecasts to:
–	Historical performance.
–	Internal communications to management and the Board of Directors.
–	Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the royalty rate and discount rate by:
-	Testing the source information underlying the determination of the royalty rate and discount rate and the mathematical accuracy of the calculation.
-	Developing a range of independent estimates and comparing those to the royalty rate and discount rate selected by management.

Acquisition – TheraBreath Tradename – Refer to Note 6 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company acquired all of the outstanding equity of Dr. Harold Katz, LLC and HK-IP International, Inc., the owner of the THERABREATH® brand and oral care products business (the “TheraBreath Acquisition”). The Company paid $556.0, net of cash acquired, and may make an additional cash payment up to $14.0 million related to certain indemnifications provided by the seller.  The Company accounted for the TheraBreath Acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a tradename of $487.0 million. Management estimated the fair value of the tradename using a discounted cash flow method. The fair value determination of the tradename required management to make significant estimates and assumptions related to future revenue, cash flows and the selection of a discount rate.

Given that the fair value determination of the tradename requires management to make significant estimates and assumptions related to the forecasts of future revenue and cash flows, and the selection of a discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue and cash flows for the valuation of the tradename, as well as the selection of the associated discount rate, included the following, among others:

•	We tested the effectiveness of controls over the valuation of the tradename, including management’s controls over forecasts of future revenue and cash flows and selection of a discount rate.
•	We assessed the reasonableness of management’s forecasts of future revenue and cash flows by comparing the projections to:
–	Historical performance.
–	Internal communications to management and the Board of Directors.
–	Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
–	Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
–	Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Parsippany, NJ

February 17, 2022

We have served as the Company's auditor since 1968.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

February 17, 2022

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net Sales	$5,190.1	$4,895.8	$4,357.7
Cost of sales	2,926.6	2,681.6	2,373.7
Gross Profit	2,263.5	2,214.2	1,984.0
Marketing expenses	577.7	591.2	515.0
Selling, general and administrative expenses	606.7	593.3	628.8
Income from Operations	1,079.1	1,029.7	840.2
Equity in earnings of affiliates	9.4	6.7	6.6
Investment earnings	0.0	0.5	1.6
Other income (expense), net	(2.3)	(2.1)	(1.1)
Interest expense	(54.5)	(61.0)	(73.6)
Income before Income Taxes	1,031.7	973.8	773.7
Income taxes	204.2	187.9	157.8
Net Income	$827.5	$785.9	$615.9

Weighted average shares outstanding - Basic	244.9	246.8	246.2
Weighted average shares outstanding - Diluted	249.6	252.2	252.1
Net income per share - Basic	$3.38	$3.18	$2.50
Net income per share - Diluted	$3.32	$3.12	$2.44
Cash dividends per share	$1.01	$0.96	$0.91

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2021	2020	2019
Net Income	$827.5	$785.9	$615.9
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(3.8)	10.4	5.7
Defined benefit plan loss	(0.6)	0.0	(0.9)
Income (loss) from derivative agreements	13.8	(21.3)	(17.9)
Other comprehensive income (loss)	9.4	(10.9)	(13.1)
Comprehensive income	$836.9	$775.0	$602.8

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$240.6	$183.1
Accounts receivable, less allowances of $5.5 and $3.7	405.5	398.8
Inventories	535.4	495.4
Other current assets	51.9	35.1
Total Current Assets	1,233.4	1,112.4

Property, Plant and Equipment, Net	652.7	612.8
Equity Investment in Affiliates	9.1	9.1
Trade Names and Other Intangibles, Net	3,494.3	3,110.2
Goodwill	2,274.5	2,229.6
Other Assets	332.5	340.4
Total Assets	$7,996.5	$7,414.5

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$252.8	$351.4
Current portion of long-term debt	699.4	0.0
Accounts payable and accrued expenses	1,119.7	1,024.5
Income taxes payable	3.3	12.7
Total Current Liabilities	2,075.2	1,388.6

Long-term Debt	1,610.7	1,812.5
Deferred Income Taxes	745.1	707.3
Deferred and Other Long-term Liabilities	298.3	367.7
Business Acquisition Liabilities	34.0	118.0
Total Liabilities	4,763.3	4,394.1

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares; 292,855,100 shares issued as of December 31, 2021 and 2020	292.8	292.8
Additional paid-in capital	310.3	274.4
Retained earnings	5,366.0	4,786.0
Accumulated other comprehensive loss	(68.2)	(77.6)
Common stock in treasury, at cost: 50,309,124 shares as of December 31, 2021 and 47,494,982 shares as of December 31, 2020	(2,667.7)	(2,255.2)
Total Stockholders' Equity	3,233.2	3,020.4
Total Liabilities and Stockholders’ Equity	$7,996.5	$7,414.5

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash Flow From Operating Activities
Net Income	$827.5	$785.9	$615.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	68.4	66.2	63.8
Amortization expense	150.7	123.5	112.6
Change in fair value of business acquisition liabilities	(98.0)	(93.7)	1.3
Deferred income taxes	20.3	25.7	5.6
Equity in net earnings of affiliates	(9.4)	(6.7)	(6.6)
Distributions from unconsolidated affiliates	9.4	7.4	5.3
Non-cash compensation expense	23.7	21.5	20.8
Asset impairment charge and other asset write-offs	14.9	1.9	13.8
Gain on sale of assets	0.0	(3.0)	0.0
Other	3.6	2.3	0.1
Change in assets and liabilities:
Accounts receivable	2.4	(13.4)	(9.2)
Inventories	(29.1)	(61.9)	(33.8)
Other current assets	(6.1)	(10.2)	4.9
Accounts payable and accrued expenses	47.5	168.0	72.8
Income taxes payable	(16.0)	12.2	3.4
Other operating assets and liabilities, net	(16.0)	(35.4)	(6.2)
Net Cash Provided By Operating Activities	993.8	990.3	864.5
Cash Flow From Investing Activities
Additions to property, plant and equipment	(118.8)	(98.9)	(73.7)
Proceeds from sale of assets	0.0	7.0	0.0
Acquisitions	(556.0)	(512.7)	(475.0)
Other	(7.2)	(3.5)	(4.8)
Net Cash Used In Investing Activities	(682.0)	(608.1)	(553.5)
Cash Flow From Financing Activities
Long-term debt borrowings	799.2	0.0	300.0
Long-term debt (repayments)	(300.0)	0.0	(600.0)
Short-term debt (repayments), net of borrowings	(98.5)	99.0	251.0
Proceeds from stock options exercised	98.7	93.0	52.8
Payment of cash dividends	(247.5)	(237.3)	(224.1)
Purchase of treasury stock	(500.0)	(300.0)	(250.0)
Payment of business acquisition liabilities	0.0	(14.5)	0.0
Deferred financing and other	(4.0)	(0.3)	(2.6)
Net Cash Used In Financing Activities	(252.1)	(360.1)	(472.9)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	5.3	0.9
Net Change In Cash and Cash Equivalents	57.5	27.4	(161.0)
Cash and Cash Equivalents at Beginning of Period	183.1	155.7	316.7
Cash and Cash Equivalents at End of Period	$240.6	$183.1	$155.7

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash paid during the year for:
Interest (net of amounts capitalized)	$51.8	$58.8	$70.6
Income taxes	$202.8	$162.1	$134.8
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$10.7	$20.1	$10.4

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2021, 2020 and 2019

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity
December 31, 2018	292.8	(46.0)	$292.8	$280.8	$3,832.6	$(53.6)	$(1,898.8)	$2,453.8
Adoption of new accounting pronouncements (Note 1)	0.0	0.0	0.0	0.0	13.0	0.0	0.0	13.0
Net income	0.0	0.0	0.0	0.0	615.9	0.0	0.0	615.9
Other comprehensive (loss) income	0.0	0.0	0.0	0.0	0.0	(13.1)	0.0	(13.1)
Cash dividends	0.0	0.0	0.0	0.0	(224.1)	0.0	0.0	(224.1)
Stock purchases	0.0	(3.6)	0.0	0.0	0.0	0.0	(250.0)	(250.0)
Stock based compensation expense and stock option plan transactions	0.0	2.2	0.0	14.7	0.0	0.0	57.6	72.3
December 31, 2019	292.8	(47.4)	$292.8	$295.5	$4,237.4	$(66.7)	$(2,091.2)	$2,667.8
Net income	0.0	0.0	0.0	0.0	785.9	0.0	0.0	785.9
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(10.9)	0.0	(10.9)
Cash dividends	0.0	0.0	0.0	0.0	(237.3)	0.0	0.0	(237.3)
Stock purchases	0.0	(3.1)	0.0	(30.0)	0.0	0.0	(270.0)	(300.0)
Stock based compensation expense and stock option plan transactions	0.0	3.1	0.0	8.9	0.0	0.0	106.0	114.9
December 31, 2020	292.8	(47.4)	$292.8	$274.4	$4,786.0	$(77.6)	$(2,255.2)	$3,020.4
Net income	0.0	0.0	0.0	0.0	827.5	0.0	0.0	827.5
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	9.4	0.0	9.4
Cash dividends	0.0	0.0	0.0	0.0	(247.5)	0.0	0.0	(247.5)
Stock purchases	0.0	(5.7)	0.0	10.0	0.0	0.0	(510.0)	(500.0)
Stock based compensation expense and stock option plan transactions	0.0	2.8	0.0	25.9	0.0	0.0	97.5	123.4
December 31, 2021	292.8	(50.3)	$292.8	$310.3	$5,366.0	$(68.2)	$(2,667.7)	$3,233.2

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

Sales of Accounts Receivable

The Company entered into a factoring agreement with a financial institution to sell certain customer receivables at discounted rates in 2015.  Transactions under this agreement are accounted for as sales of accounts receivable and are removed from the Consolidated Balance Sheet at the time of the sales transaction.  As the customers associated with the Company’s factoring program have been consistent in recent years, the sales performance by customer has driven the amount factored each year.  The Company factored an incremental $21.2, $21.1, and $26.0 during the years ended December 31, 2021, 2020 and 2019, respectively.

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

Inventories

Inventories are valued at the lower of cost or market (net realizable value, which reflects any costs to sell or dispose).  The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value.  The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions.  Estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products.  The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required.  Adjustments to reflect inventory at net realizable value were $36.2 at December 31, 2021, and $17.0 at December 31, 2020.

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

Goodwill and Other Intangible Assets

Carrying values of goodwill and indefinite-lived trade names are reviewed periodically for possible impairment.  The Company’s impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate and royalty rate.  Management uses estimates based on expected trends in making these assumptions.  With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit.  For trade names and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Judgment is required in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.  Intangible assets with finite lives are amortized over their estimated useful lives, which range from 3-20 years, using the straight-line method, and reviewed for impairment when changes in market circumstances occur.

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

Research and Development

The Company incurred research and development expenses in the amount of $105.2, $102.6 and $93.6 in 2021, 2020 and 2019, respectively.  These expenses are included in SG&A expenses and are expensed as incurred.

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

	2021	2020	2019
Weighted average common shares outstanding - basic	244.9	246.8	246.2
Dilutive effect of stock options	4.7	5.4	5.9
Weighted average common shares outstanding - diluted	249.6	252.2	252.1
Antidilutive stock options outstanding	1.6	1.5	1.5

Employee and Director Stock Based Compensation

The fair value of share-based compensation is determined at the grant date and the related expense is recognized over the required employee service period in which the share-based compensation vests.  The following table presents the pre-tax expense associated with the fair value of unvested stock options and restricted stock awards included in SG&A expenses and in cost of sales:

	For the Year Ended December 31,
	2021	2020	2019
Cost of sales	$3.3	$3.6	$2.8
Selling, general and administrative expenses	22.3	21.0	19.6
Total	$25.6	$24.6	$22.4

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2021 and December 31, 2020:

		December 31, 2021		December 31, 2020
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$17.1	$17.1	$73.7	$73.7
Financial Liabilities:
Short-term borrowings	Level 2	252.8	252.8	351.4	351.4
Term loan due May 1, 2022	Level 2	0.0	0.0	300.0	300.0
2.45% Senior notes due August 1, 2022	Level 2	300.0	302.9	299.9	310.1
2.875% Senior notes due October 1, 2022	Level 2	399.9	406.4	399.9	416.6
Term loan due December 22, 2024	Level 2	400.0	400.0	0.0	0.0
3.15% Senior notes due August 1, 2027	Level 2	424.7	450.1	424.7	472.4
2.3% Senior notes due December 15, 2031	Level 2	399.2	403.5	0.0	0.0
3.95% Senior notes due August 1, 2047	Level 2	397.5	471.6	397.4	502.2
Interest Rate Swap Lock Agreement liability	Level 2	41.6	41.6	57.0	57.0
Business Acquisition Liabilities	Level 3	34.0	34.0	118.0	118.0

The Company recognizes transfers between input levels as of the actual date of the event.  There were no transfers between input levels during the twelve months ended December 31, 2021.

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

Interest Rate Swap Lock Agreement:  The Company entered into interest rate swap lock agreements (“Interest Rate Swap Lock Agreements”) which are used to hedge the risk of changes in the interest payments attributable to changes in the benchmark U.S. Dollar London Interbank Offered Rate (“LIBOR”) interest rate associated with anticipated issuances of debt in 2022.  These interest rate swap lock agreements have been designated as cash flow hedges and have a notional amount of $300.0.  The liability decreased by $15.4 during the year ended December 31, 2021 primarily due to higher current and projected interest rates with the offset in Accumulated Other Comprehensive Loss and Deferred Taxes.  The liability was reclassified to Accounts Payable and Accrued Expenses during the third quarter of 2021.

Business Acquisition Liabilities: The business acquisition liabilities represent the estimated fair value of additional future contingent consideration payable for acquisitions of businesses that included contingent consideration clauses.  The fair value of business acquisition liabilities is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs.  As of December 31, 2021, the Company had a business acquisition liability of $20.0 in connection with the Zicam Acquisition and a $14.0 business acquisition liability in connection with the TheraBreath Acquisition (both of which are defined in Note 6).  Any amount that may be due for the Zicam business acquisition liability is payable five years from the closing date.  Any amount that may be due for the TheraBreath business acquisition liability is payable in installments between two and four years from the closing.  As of December 31, 2020, the Company had a business acquisition liability related to the Flawless Acquisition of $98.0 and a $20.0 liability in connection with the Zicam acquisition which is payable five years from the closing date.

The initial fair value of the Flawless business acquisition liability was $182.0. That amount was established based on initial projections in the purchase price allocation.  Since the initial fair value was established, the Company has recorded a reduction in fair value of the entire

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

$182.0 business acquisition liability of which $98.0 was recorded in the twelve months ended December 31, 2021, based on the revised valuation due to updated sales forecasts.  The reduction in fair value was recorded as a reduction in SG&A expense within the Consumer Domestic and Consumer International segments.  At December 31, 2021, which was the end of the earn out period, the business acquisition liability value was $0.0.  See Note 15 for further details.

The fair value measurement of the business acquisition liabilities is determined using Level 3 inputs. The fair value is determined using the present value of the weighted probabilities of the possible payments due to randomly changing revenue growth. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the fair value of the business acquisition liabilities. Changes in the fair value of the business acquisition liabilities are recorded in general and administrative expenses in the accompanying consolidated statements of operations.

Other:  The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of December 31, 2021 and 2020.

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

The Company formally designates and documents qualifying instruments as hedges of underlying exposures when it enters into derivative arrangements.  Changes in the fair value of derivatives designated as hedges and qualifying for hedge accounting are recorded in other comprehensive income and reclassified into earnings during the period in which the hedged exposure affects earnings.  The Company reviews the effectiveness of its hedging instruments on a quarterly basis.  If the Company determines that a derivative instrument is no longer effective in offsetting changes in fair values or cash flows, it recognizes the hedge ineffectiveness in current period earnings and discontinues hedge accounting with respect to the derivative instrument.  Changes in the fair value of derivatives not designated as hedges or those not qualifying for hedge accounting are recognized in current period earnings.  Upon termination of cash flow hedges, the Company reclassifies gains and losses from accumulated other comprehensive income based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe.  Such untimely transactions require immediate recognition in earnings of gains and losses previously recorded in other comprehensive income.

During 2021 and 2020, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments.  The tables following the discussion of the derivative instruments below summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated Statement of Operations and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products.  These carriers currently charge the Company a basic rate per mile for diesel fuel price increases.  The Company has entered into hedge agreements with counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel.  Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to it common carriers.  The agreements covered approximately 75% of the Company’s 2021 diesel fuel requirements.   These diesel fuel hedge agreements qualified for hedge accounting.  Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet.  There are no remaining hedges outstanding as of December 31, 2021.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/ Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, and U.S. Dollar/Australian Dollar.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The Company enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in U.S. Dollar, Canadian Dollar, Pound, Euro, Mexican Peso, Chinese Yuan, and Australian Dollar.  The Company entered into forward exchange contracts to hedge itself from the risk that, due to fluctuations in currency exchange rates, it would be adversely affected by net cash outflows.  The face value of the unexpired contracts as of December 31, 2021 totaled $222.2 in U.S. Dollars, of which $216.3 qualifies as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

Interest Rate Swap Lock Agreement

The Company entered into interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark LIBOR interest rate associated with anticipated issuances of debt. These interest rate swap lock agreements have been designated as cash flow hedges and have a notional amount of $300.0.  The fair value of the interest rate swap lock agreements is reflected in the Consolidated Balance Sheet within Accounts Payable and Accrued Expenses.

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

Derivatives not Designated as Hedging Instruments

Equity Derivatives

The Company has entered into equity derivative contracts covering the Common Stock in order to minimize its liability under its Executive Deferred Compensation Plan resulting from changes in the quoted fair values of the Common Stock to participants who have investments under the Plan in a notional Common Stock fund.  The contracts are settled in cash.  Since the equity derivatives contracts do not qualify for hedge accounting, the Company is required to mark such contracts to market throughout the contract term and record changes in fair value in the consolidated Statement of Operations.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument.  Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign exchange contracts	$216.3	$252.7
Interest rate swap lock	$300.0	$300.0
Diesel fuel contracts	0.0 gallons	6.7 gallons
Commodities contracts	72.1 pounds	84.0 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$5.9	$8.0
Equity derivatives	$28.9	$23.3

Excluding the interest rate swap lock disclosed in Note 2, the fair values and amount of gain (loss) recognized in income and other comprehensive income associated with the derivative instruments disclosed above do not have a material impact on the Company’s consolidated financial statements.

4.	Inventories

Inventories consist of the following:

	December 31,	December 31,
	2021	2020
Raw materials and supplies	$116.2	$112.9
Work in process	40.0	33.0
Finished goods	379.2	349.5
Total	$535.4	$495.4

5.	Property, Plant and Equipment, Net (“PP&E”)

PP&E consist of the following:

	December 31,	December 31,
	2021	2020
Land	$28.3	$28.3
Buildings and improvements	290.8	265.3
Machinery and equipment	828.9	793.4
Software	107.8	103.0
Office equipment and other assets	92.7	85.1
Construction in progress	104.3	86.8
Gross PP&E	1,452.8	1,361.9
Less accumulated depreciation and amortization	800.1	749.1
Net PP&E	$652.7	$612.8

	For the Year Ended December 31,
	2021	2020	2019
Depreciation expense on PP&E	$68.4	$66.2	$63.8

6.	Acquisitions

On December 24, 2021, the Company acquired all of the outstanding equity of Dr. Harold Katz, LLC and HK-IP International, Inc., the owners of the THERABREATH® brand of oral care products business (the “TheraBreath Acquisition”).  The Company paid $556.0, net of cash acquired, at closing and deferred an additional cash payment of $14.0 related to certain indemnity obligations provided by the seller.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable in installments between two and four years from the closing.  THERABREATH’s annual net sales for the year ended December 31, 2021 were approximately $100.  The acquisition was financed by the proceeds from a $400.0 three-year term loan and the Company’s underwritten public offering of $400.0 aggregate principal Senior Notes due on December 15, 2031 (as defined in Note 10) completed on December 10, 2021.  The THERABREATH business is managed in the Consumer Domestic and Consumer International segments.

The preliminary fair values of the net assets at acquisition are set forth as follows:

Accounts receivable	$11.3
Inventory	12.9
Trade name (indefinite lived)	487.0
Other intangible assets	30.1
Goodwill	43.7
Accounts payable and accrued expenses	(15.0)
Business acquisition liabilities - long-term	(14.0)
Cash purchase price (net of cash acquired)	$556.0

The trade names and other intangible assets were valued using a discounted cash flow model.  The life of the amortizable intangible assets recognized from the TheraBreath Acquisition have a useful life which ranges from 10 - 20 years.  The goodwill is a result of expected synergies from combined operations of the acquired business and the Company.  Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results.  The goodwill and other intangible assets associated with the TheraBreath Acquisition are deductible for U.S. tax purposes.

On December 1, 2020, the Company acquired all of the outstanding equity of Consumer Health Holdco LLC, the owner of the ZICAM® brand and cold remedy products business (the “Zicam Acquisition”).  The Company paid $512.7, net of cash acquired, at closing and deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller.  The deferred amount is recorded in Business Acquisition Liabilities on the consolidated balance sheet and any amount that may be due for the business acquisition liability is payable five years from the closing.  Zicam’s annual net sales for the year ended December 31, 2020 were approximately $107.0.  The acquisition was financed by the Company with a combination of cash on hand and short-term borrowings.  The ZICAM business is managed in the Consumer Domestic segment.

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

As a result of the Company purchasing assets, the goodwill and other intangible assets associated with the Flawless Acquisition are deductible for U.S. tax purposes.  The trade names and other intangible assets were valued using a discounted cash flow model.  All of the intangible assets recognized from the Flawless Acquisition have a useful life which ranges from 15 - 20 years. The goodwill is a result of expected synergies from combined operations of the acquired business and the Company.  Pro forma results are not presented because the impact of the acquisition was not material to the Company’s consolidated financial results.  Ideavillage continued to help support the business through a separate transition services agreement which expired on December 31, 2021.

7.	Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	December 31, 2021				December 31, 2020
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Net
Amortizable intangible assets:
Trade names	$1,386.7	$(336.2)	$1,050.5	3-20	$1,389.6	$(269.6)	$1,120.0
Customer Relationships	664.0	(322.4)	341.6	15-20	659.5	(291.2)	368.3
Patents/Formulas	239.1	(99.4)	139.7	4-20	230.5	(85.3)	145.2
Total	$2,289.8	$(758.0)	$1,531.8		$2,279.6	$(646.1)	$1,633.5

Indefinite lived intangible assets - Carrying value

	December 31,	December 31,
	2021	2020
Trade names	$1,962.5	$1,476.7

The increase in indefinite lived intangible assets is due to the TheraBreath Acquisition.

Intangible amortization expense amounted to $120.3 for 2021, $99.9 for 2020 and $90.4 for 2019, respectively.  The Company estimates that intangible amortization expense will be approximately $117.0 in 2022 and approximately $115.0 to $107.0 annually over the next five years.

The Company determined that the carrying value of its trade names as of December 31, 2021 and 2020, was recoverable based upon the forecasted cash flows and profitability of the brands.

Fair value for indefinite lived intangible assets was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future.  The key assumptions used in determining fair value are sales growth, profitability margins, tax rates, discount rates and royalty rates. The Company determined that the fair value of all indefinite lived intangible assets for each of the years in the three-year period ended December 31, 2021 exceeded their respective carrying values based upon the forecasted cash flows and profitability. The Company’s indefinite lived intangible impairment review is completed in the fourth quarter of each year.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

In recent years the Company’s TROJAN® business, specifically the condom category, has not grown and competition has increased.  Social distancing requirements due to the COVID-19 pandemic had further negatively impacted the business.  As a result, the TROJAN business had experienced stagnant sales and profits resulting in a reduction in expected future cash flows which eroded a portion of the excess between the fair and carrying value of the tradename.  This indefinite-lived intangible asset may be susceptible to impairment risk and a continued decline in fair value could trigger a future impairment charge of the TROJAN tradename.  The carrying value of the TROJAN tradename is $176.4 and fair value exceeded carrying value by 70% as of December 31, 2021.  The key assumptions used in the projections from the Company’s October 1, 2021 impairment analysis include discount rates of 7.0% in the U.S. and 8.5% internationally, growth assumptions based on recent trends, and an average royalty rate of approximately 10%.

While management can and has implemented strategies to address the risk, including lowering our production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.  In 2021, TROJAN experienced a recovery in sales and profits as it is benefiting from an easing of COVID-19 social restrictions leading to an increase in sexual activity. The Company expects this trend will continue into next year with the continued adoption of vaccines, the reduction of social distancing restrictions and the benefit of management strategies to improve sales and profitability.

The Company’s Passport Food Safety business has experienced sales and profit declines due to decreased demand driven by the COVID-19 pandemic and pressures from new competitive activities resulting from the loss of exclusivity on a key product line. In the fourth quarter of 2021, management’s review of the outlook for the Passport business indicated an assessment of the recoverability of the long-lived assets associated with the business was necessary.  That review determined that the estimated future cash flows would not be sufficient to recover the carrying value of the assets resulting in an impairment of the associated tradename and other intangible assets of $11.3. The charge is recorded in selling, general and administrative expenses.  The assets have a current remaining net book value of approximately $9.5 and are being amortized over their remaining weighted average life which has been reduced to 7 years.  The Company is implementing strategies to address the decline in profitability.  However, if unsuccessful, this decline could trigger an additional future impairment charge.

During the first quarter of 2020, the Company sold its PERL WEISS® toothpaste brand in Germany with a tradename net book value of $2.7 and corresponding goodwill of $1.3 for cash proceeds of $7.0.  The $3.0 gain associated with this transaction was recorded as a reduction of SG&A expense in the Consumer International segment.

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2019	$1,707.9	$235.6	$136.0	$2,079.5
PERL WEISS divestiture	0.0	(1.3)	0.0	(1.3)
Zicam acquired goodwill	151.4	0.0	0.0	151.4
Balance at December 31, 2020	$1,859.3	$234.3	$136.0	$2,229.6
TheraBreath acquired goodwill	39.3	4.4	0.0	43.7
Tax related and other	1.2	0.0	0.0	1.2
Balance at December 31, 2021	$1,899.8	$238.7	$136.0	$2,274.5

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

The Company leases certain manufacturing facilities, warehouses, office space, railcars and equipment. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet.  All recorded leases are classified as operating leases and lease expense is recognized on a straight-line basis over the lease term. For leases beginning in 2019, lease components (base rental costs) are accounted for separately from the nonlease components (e.g., common-area maintenance costs).  For leases that do not provide an implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

A summary of the Company’s lease information is as follows:

		December 31,	December 31,
	Classification	2021	2020
Assets
Right of use assets	Other Assets	$159.4	$181.6

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$24.4	$25.0
Long-term lease liabilities	Deferred and Other Long-term Liabilities	146.6	168.3
Total lease liabilities		$171.0	$193.3

Other information
Weighted-average remaining lease term (years)		9.1	9.7
Weighted-average discount rate		4.3%	4.3%

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Statement of Income
Lease cost(1)	$32.7	$27.7	$24.6

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2021	December 31, 2020
Other information
Leased assets obtained in exchange for new lease liabilities(2)	$3.5	$50.4
Cash paid for amounts included in the measurement of lease liabilities	$32.6	$25.6
(1)

Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item.  Short-term lease expense is excluded from this amount and is not material.  The Company also has certain variable leases which are not material.  The noncash component of lease expense for the twelve months ended December 31, 2021, 2020 and 2019 was $25.4, $20.1 and $17.9, respectively, is included in the amortization caption in the condensed consolidated statement of cash flows.

(2)

Leased assets obtained in exchange for new lease liabilities in 2021 primarily consisted of equipment lease additions, partially offset by lease modification terminations.  Leased assets obtained in exchange for new lease liabilities in 2020 consisted of $32.4 of real estate lease additions and $18.0 of equipment lease additions, net of modifications. These additions included $24.1 for an agreement between the Company and a third-party warehouse provider for warehouse space and equipment.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2022	$30.9
2023	26.6
2024	24.2
2025	22.7
2026	15.3
2027 and thereafter	91.0
Total future minimum lease commitments	210.7
Less: Imputed Interest	(39.7)
Present value of lease liabilities	$171.0

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2021	2020
Trade accounts payable	$663.8	$588.1
Accrued marketing and promotion costs	201.6	177.8
Accrued wages and related benefit costs	87.7	124.2
Other accrued current liabilities	166.6	134.4
Total	$1,119.7	$1,024.5

10.	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,	December 31,
	2021	2020
Short-term borrowings
Commercial paper issuances	$249.7	$349.0
Various debt due to international banks	3.1	2.4
Total short-term borrowings	$252.8	$351.4

Long-term debt
Term loan due May 1, 2022	$0.0	$300.0
2.45% Senior notes due August 1, 2022	300.0	300.0
Less: Discount	0.0	(0.1)
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	(0.1)	(0.1)
Term loan due December 22, 2024	400.0	0.0
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.3)	(0.3)
2.3% Senior notes due December 15, 2031	400.0	0.0
Less: Discount	(0.8)	0.0
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.5)	(2.6)
Debt issuance costs, net	(11.2)	(9.4)
Total long-term debt	2,310.1	1,812.5
Less: current maturities	(699.4)	0.0
Net long-term debt	$1,610.7	$1,812.5

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

Under the Credit Agreement, the Company is required to maintain its leverage ratio, defined as the ratio of its Consolidated Funded Indebtedness (as defined in the Credit Agreement) to EBITDA, at a level no greater than 3.75 to 1.00 (or, to the extent the Company or any Subsidiary has consummated a material acquisition, (i) at a level no greater than 4.25:1.00 for the 12 month period commencing on the date the Company or any Subsidiary consummates the first material acquisition after the closing date and (ii) at a level no greater than 4.25:1.00 for the 12 month period commencing on the date the Company or any Subsidiary consummates any additional material acquisition, provided that the Company has maintained a leverage ratio of 3.75:1.00 or less during each of the immediately preceding four consecutive fiscal quarters before the date of such additional material acquisition).

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

December 22, 2024 Term Loan

On December 22, 2021, the Company entered into a $400.0 unsecured term loan facility (the “Term Loan Facility”) with various banks.  The loan was fully drawn at closing.  Unless prepaid, the loan is due on December 22, 2024.  The interest rate is LIBOR plus an applicable margin based on the Company’s credit rating, which can range from 60 basis points (“bps”) to 125 bps.  The proceeds of the loan were used to partially fund the TheraBreath Acquisition, with the remaining proceeds used for the repayment of commercial paper.

The Term Loan Facility contains customary affirmative and negative covenants, including without limitation, restrictions on the indebtedness, liens, investments, asset dispositions, fundamental changes, changes in the nature of the business conducted, affiliate transactions, burdensome agreements and use of proceeds.

Under the Term Loan Facility, the Company is required to maintain its leverage ratio, defined as the ratio of its Consolidated Funded Indebtedness (as defined in the Term Loan Facility) to Consolidated EBITDA, at a level no greater than 3.75 to 1.00 (or, to the extent the Company or any Subsidiary has consummated a material acquisition, (i) at a level no greater than 4.25:1.00 for the 12 month period commencing on the date the Company or any Subsidiary consummates the Acquisition (as defined in the Term Loan Facility) and (ii) at a level no greater than 4.25:1.00 for the 12 month period commencing on the date the Company or any Subsidiary consummates any material acquisition, provided that the Company has maintained a leverage ratio of 3:75:1.00 or less during each of the immediately preceding four consecutive fiscal quarters before the date of such material acquisition).

The Term Loan Facility also contains customary events of default, including failure to make certain payments under the Term Loan Facility when due, breach of covenants, materially incorrect representations and warranties, default on other material indebtedness, events of

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

bankruptcy, material adverse judgments, certain events relating to pension plans, the failure of any of the loan documents to remain in full force and effect and the occurrence of any change in control with respect to the Company.

2.3%  Senior Notes

The Company financed the TheraBreath Acquisition with a portion of the proceeds from an underwritten public offering of $400.0 aggregate principal amount Senior Notes due 2031 (the “2031 Notes”).  These Notes bear interest at 2.3% and were issued in an underwritten offering under an indenture with Deutsche Bank Trust Company Americas, as trustee.  Interest on the 2031 Notes is payable semi-annually, on each June 15 and December 15.  The 2031 Notes will mature on December 15, 2031, unless earlier retired or redeemed.

$1.425M Senior Notes

The Company financed the Waterpik Acquisition with a portion of the proceeds from an underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017, consisting of $300.0 aggregate principal amount of Floating Rate Senior Notes that were due in 2019 and fully repaid, $300.0 aggregate principal amount of 2.45% Senior Notes due 2022, $425.0 aggregate principal amount of 3.15% Senior Notes due 2027 and $400.0 aggregate principal amount of 3.95% Senior Notes due 2047 (collectively with the 2031 Notes, the “Senior Notes”).  The $300.0 Floating Rate Senior Notes which matured and were repaid in full on January 25, 2019, bore interest at a rate, reset quarterly, equal to three-month U.S. Dollar LIBOR plus 0.15%.  The remaining proceeds of the offering of the Senior Notes were used to pay down in its entirety and terminate the Company’s $200.0 term loan borrowed in the second quarter of 2017 and to repay a portion of the Company’s outstanding commercial paper borrowings.

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

May 1, 2022 Term Loan

On May 1, 2019, the Company entered into a $300.0 unsecured term loan credit facility with various banks, the proceeds of which were used to partially fund the Flawless Acquisition.  The interest rate was LIBOR plus an applicable margin based on the Company’s credit rating, which can range from 60 basis points (“bps”) to 125 bps.  In June 2021, the Company repaid $100.0 principal of the $300.0 term loan due May 1, 2022, with the remaining $200.0 principal repaid in early July 2021.  The term loan was repaid with proceeds from commercial paper borrowings and cash on hand.

Commercial Paper

The Company has an agreement with four banks to establish a commercial paper program (the “Program”).  Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0.  The maturities of the notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or, alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the rating agencies designated in the agreement at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement.  If, for any reason, the Company is unable to access the commercial paper market, the revolving credit facility would be utilized to meet the Company’s short-term liquidity needs.  The Company had $249.7 of commercial paper outstanding as of December 31, 2021 with a weighted-average interest rate of approximately 0.30% and had $349.0 of commercial paper outstanding as of December 31, 2020 with a weighted-average interest rate of approximately 0.26%. As of December 31, 2021, the Company had approximately $746.0 available through the revolving facility under the Credit Agreement and commercial paper program.

Interest Rate Swap Lock Agreement

The Company entered into interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark LIBOR interest rate associated with anticipated issuances of debt.  These interest rate swap lock agreements have been designated as cash flow hedges and have a notional amount of $300.0.  The fair value of these interest rate swap lock agreements is reflected in the Consolidated Balance Sheet within Accounts Payable and Accrued Expenses.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

11.	Income Taxes

The components of income before taxes are as follows:

	2021	2020	2019
Domestic	$958.6	$921.6	$726.7
Foreign	73.1	52.2	47.0
Total	$1,031.7	$973.8	$773.7

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

	2021	2020	2019
Current:
U.S. federal	$130.6	$114.2	$117.2
State	34.1	32.1	24.9
Foreign	19.2	15.9	10.1
	183.9	162.2	152.2
Deferred:
U.S. federal	16.5	22.9	3.6
State	4.5	4.2	(0.5)
Foreign	(0.7)	(1.4)	2.5
	20.3	25.7	5.6
Total provision	$204.2	$187.9	$157.8

Deferred tax assets (liabilities) consist of the following at December 31:

	2021	2020
Deferred tax assets:
Accounts receivable	$8.6	$6.8
Deferred compensation	52.0	48.6
Pension, postretirement and postemployment benefits	6.1	6.3
Other	23.3	19.9
Tax credit carryforwards/other tax attributes	2.9	17.9
International operating loss carryforwards	8.2	8.7
Interest rate swaps	10.3	14.2
Total gross deferred tax assets	111.4	122.4
Valuation allowances	(13.1)	(22.6)
Total deferred tax assets	98.3	99.8
Deferred tax liabilities:
Goodwill	(270.2)	(226.9)
Trade names and other intangibles	(508.5)	(520.4)
Property, plant and equipment	(55.5)	(56.1)
Total deferred tax liabilities	(834.2)	(803.4)
Net deferred tax liability	$(735.9)	$(703.6)
Long term net deferred tax asset	9.2	3.7
Long term net deferred tax liability	(745.1)	(707.3)
Net deferred tax liability	$(735.9)	$(703.6)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

	2021	2020	2019
Statutory rate	21%	21%	21%
Tax that would result from use of the federal statutory rate	$216.6	$204.5	$162.4
State and local income tax, net of federal effect	30.5	28.7	19.3
Varying tax rates of foreign affiliates	2.6	2.8	1.8
Valuation Allowances	(8.5)	2.9	0.9
Stock Options Exercised	(29.0)	(29.4)	(16.1)
Worthless Stock Deduction - Investment in Brazil	0.0	0.0	(12.0)
Reserve for Uncertain Tax Position - Investment in Brazil	0.0	(10.6)	12.0
Other	(8.0)	(11.0)	(10.5)
Recorded tax expense	$204.2	$187.9	$157.8
Effective tax rate	19.8%	19.3%	20.4%

At December 31, 2021, certain foreign subsidiaries of the Company had net operating loss carryforwards of approximately $25.1.  The net operating loss carryforwards are not subject to expiration.

The Company believes that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized.  In recognition of this risk, the Company has provided a valuation allowance of $8.1 and $8.7 at December 31, 2021 and 2020, respectively, on the deferred tax asset relating to these net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of a foreign subsidiary will not be realized.  In recognition of this risk, the Company maintains a valuation allowance of $0.9 and $1.3 at December 31, 2021 and 2020, respectively, on these deferred tax assets.

As of December 31, 2020 the Company maintained a valuation allowance of $12.6 relating to certain foreign tax credit carryforwards which were determined not more likely than not to be realized.  During 2021, the Company determined that it was able to utilize approximately $8.5 in foreign tax credits in 2018, 2019, and 2020, resulting in a reduction in the valuation allowance, and a corresponding tax benefit.  Accordingly, the Company filed amended returns with the IRS claiming refunds for 2018 and 2019, totaling $6.5, and utilized $2.0 of foreign tax credits in 2020.  The Company determined that it is not more likely than not that the remaining benefit from certain foreign tax credit carryforwards will be realized.  In recognition of this risk, the Company maintained a valuation allowance of $4.1 at December 31, 2021, on the deferred tax asset relating to these foreign tax credit carryforwards.  The Company does not have any undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S.

The Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities.  Under applicable accounting guidance, these tax positions do not meet the minimum threshold required for the related tax benefit to be recognized in the income statement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
Unrecognized tax benefits at January 1	$7.3	$18.9	$4.7
Gross increases - tax positions in current period	0.3	0.0	13.2
Gross increases - tax positions in prior period	0.8	1.6	1.4
Gross decreases - tax positions in prior period	0.0	(11.8)	0.0
Decreases due to settlements and payments	0.0	(1.4)	0.0
Lapse of statute of limitations	(3.7)	0.0	(0.4)
Unrecognized tax benefits at December 31	$4.7	$7.3	$18.9

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Included in the balance of unrecognized tax benefits at December 31, 2021, December 31, 2020 and December 31, 2019 are $4.1, $6.2 and $18.0, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2021, December 31, 2020 and December 31, 2019 are $0.6, $1.1 and $0.9, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and international jurisdictions.  The Company’s U.S. federal income tax returns are closed for tax years through 2017.  The Company is currently under audit by several state taxing authorities for the years 2016 through 2017.  It is reasonably possible that a decrease of approximately $0.7 in the unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations.

The Company’s policy for recording interest associated with income tax examinations is to record interest as a component of Income before Income Taxes. During the twelve months ended December 31, 2021, December 31, 2020, and December 31, 2019, the Company recognized interest expense associated with uncertain tax positions of approximately $0.5, $0.4 and $0.4, respectively.  As of December 31, 2021, December 31, 2020, and December 31, 2019 the Company had accrued interest expense related to unrecognized tax benefits of $0.5, $1.0 and $0.6, respectively.

12.Stock Based Compensation Plans and Other Benefit Plans

The Company has non-qualified options outstanding under the Company’s Amended and Restated Omnibus Equity Plan.  Under the Amended and Restated Omnibus Equity Plan, the Company may grant stock options and other stock-based awards to employees and directors.  The Company has previously sponsored the 1983 Stock Option Plan and the Stock Award Plan, under which the company granted stock options to key management employees, and the Stock Option Plan for Directors, under which the Company granted stock options to non-employee directors.  Following approval of the original Omnibus Equity Plan by stockholders in 2008, no further grants were permitted under any of the other equity compensation plans.  Stock options outstanding under the plans are issued at market value on the date of grant (with the exception of options granted to former WATERPIK employees as part of the Waterpik Acquisition), vest on the third anniversary of the date of grant and must be exercised within 10 years of the date of grant.  No stock options are currently outstanding under the 1983 Stock Option Plan, the Stock Award Plan, or the Stock Option Plan for Directors.

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

Stock option transactions for the year ended December 31, 2021 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2020	12.7	$50.72
Granted	1.5	84.71
Exercised	(2.8)	35.48
Cancelled	(0.1)	75.48
Outstanding as of December 31, 2021	11.3	$58.83	6.1	$493.3
Exercisable as of December 31, 2021	6.7	$44.80	4.3	$380.5

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table summarizes information relating to options outstanding and exercisable as of December 31, 2021:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2021	Contractual Life	Price	12/31/2021	Price
$20.01 - $30.00	0.2	0.5	$26.98	0.2	$26.98
$30.01 - $40.00	1.3	2.2	$33.93	1.3	$33.93
$40.01 - $50.00	2.4	3.9	$44.07	2.4	$44.07
$50.01 - $60.00	2.7	6.0	$51.98	2.7	$51.98
$60.01 - $70.00	0.1	6.9	$65.52	0.1	$65.52
$70.01 - $80.00	3.1	8.0	$75.36	0.0	$-
$80.01 - $90.00	1.5	9.5	$84.70	0.0	$-
	11.3	6.1	$58.83	6.7	$44.80

The table above represents the Company’s estimate of stock options fully vested and expected to vest.  Expected forfeitures are not material and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	2021	2020	2019
Intrinsic Value of Stock Options Exercised	$157.3	$159.8	$93.1
Stock Compensation Expense Related to Stock Option Awards	$23.3	$21.1	$20.3
Issued Stock Options	1.5	1.9	1.5
Weighted Average Fair Value of Stock Options issued (per share)	$17.32	$12.85	$14.90
Fair Value of Stock Options Issued	$26.6	$24.5	$22.1

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2021	2020	2019
Risk-free interest rate	1.3%	0.5%	2.0%
Expected life in years	7.2	7.3	7.3
Expected volatility	20.7%	19.9%	17.2%
Dividend yield	1.2%	1.3%	1.2%

The fair value of stock options is based upon the Black Scholes option pricing model.  The Company determined the stock options’ lives based on historical exercise behavior and their expected volatility and dividend yield based on the historical changes in stock price and dividend payments.  The risk-free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2021, there was a fair value of $19.0 related to unamortized stock option compensation expense, which is expected to be recognized over the next three years.  The Company’s Consolidated Statements of Cash Flow reflect an add back to Net Cash Provided by Operating Activities of $23.7, $21.5 and $20.8 in 2021, 2020 and 2019, respectively, for non-cash compensation expense, primarily stock option expense.

In January 2021, the Company issued cash-settled stock units under the Amended and Restated Omnibus Equity Plan to all employees at the level of vice president and below.  These restricted stock units are scheduled to vest and be settled on the third anniversary of the date of grant.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

As a result of the issued cash-settled stock units, the Company recorded stock compensation expense of $1.9, $3.1 and $1.5 in 2021, 2020 and 2019, respectively.  The liability was approximately $1.9 as of December 31, 2021, and there was no liability as of December 31, 2020.

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

The liability to plan participants for contributions designated for notional investment in Common Stock is based on the quoted fair value of the Common Stock plus any dividends credited.  The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Common Stock.  At December 31, 2021 and 2020, the amount of the Company’s liability under the deferred compensation plan is included in Current and Deferred and Other Long-term Liabilities and was $131.9 and $116.9, respectively and the funded balances recorded in Other Assets amounted to $107.3 and $101.4, respectively.  The amounts charged to earnings, including the effect of the hedges, totaled expense of $2.2 in 2021, expense of $2.1 in 2020 and income of $1.0 in 2019, respectively.

Non-employee members of the Company’s Board are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Common Stock.  Members of the Board are fully vested in their account balance.  As of December 31, 2021, there were approximately 149,000 shares of Common Stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control.

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

In August 2021, the Company executed an agreement to purchase up to $200.0 of its Common Stock through October 31, 2021.  The Company purchased 1.6 million shares for approximately $130.0 through October, inclusive of fees, all of which was purchased under the 2017 Share Repurchase Program.

On October 28, 2021, the Board authorized a new share repurchase program, under which the Company may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”).  The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program.  All remaining dollars authorized for repurchase under the 2017 Share Repurchase Plan have been cancelled.  The 2021 Share Repurchase Program did not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

In December 2021, the Company executed open market purchases of 1.8 million shares for $170.3, inclusive of fees, of which $100.0 was purchased under the evergreen share repurchase program and $70.3 was purchased under the 2021 Share Repurchase Program.  In December 2021, the Company also entered into an accelerated share repurchase contract with a commercial bank to purchase Common Stock.  The Company paid $200.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $180.0, or 1.8 million shares.  The Company used cash on hand and short-term borrowings to fund the initial purchase price.  Upon the completion of the ASR, which ended in February 2022, the bank delivered an additional 0.2 million shares to the Company.  The final shares delivered to the Company were determined by the average price per share paid by the bank during the purchase period.  All 2.0 million shares were purchased under the 2021 Share Repurchase Program.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

As a result of the Company’s recent stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2021.

14.	Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

The components of changes in accumulated other comprehensive income (“AOCI”) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance December 31, 2018	$(42.5)	$0.9	$(12.0)	$(53.6)
Other comprehensive income before reclassifications	3.8	(1.3)	(30.2)	(27.7)
Amounts reclassified to consolidated statement of income(a)	1.9	0.0	6.1	8.0
Tax benefit (expense)	0.0	0.4	6.2	6.6
Other comprehensive income (loss)	5.7	(0.9)	(17.9)	(13.1)
Balance December 31, 2019	$(36.8)	$0.0	$(29.9)	$(66.7)
Other comprehensive income (loss) before reclassifications	10.4	0.0	(34.8)	(24.4)
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	5.8	5.8
Tax benefit (expense)	0.0	0.0	7.7	7.7
Other comprehensive income (loss)	10.4	0.0	(21.3)	(10.9)
Balance December 31, 2020	$(26.4)	$0.0	$(51.2)	$(77.6)
Other comprehensive income (loss) before reclassifications	(3.8)	(0.8)	26.7	22.1
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(8.2)	(8.2)
Tax benefit (expense)	0.0	0.2	(4.7)	(4.5)
Other comprehensive income (loss)	(3.8)	(0.6)	13.8	9.4
Balance December 31, 2021	$(30.2)	$(0.6)	$(37.4)	$(68.2)
(a)	Amounts reclassified to cost of sales, selling, general and administrative expenses, or interest expense.

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

b. As of December 31, 2021, the Company had commitments of approximately $362.6.  These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of December 31, 2021, the Company had various guarantees and letters of credit totaling $4.7.

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

In connection with the Flawless Acquisition, the Company was obligated to pay an additional amount of up to $425.0 based on sales performance through 2021.  The initial fair value of this business acquisition liability was $182.0.  That amount was established in the purchase price allocation.  During the years ended December 31, 2021 and 2020, the Company decreased the fair value of the business acquisition liability by $98.0 and by $94.0, respectively, based on updated sales forecasts.    As a result of these adjustments, the fair value of this business acquisition liability was $0.0 as of December 31, 2021, which was the end of the earn-out period.  The changes in fair value were recorded within the Consumer Domestic and Consumer International segments.

In connection with the Zicam Acquisition, the Company deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller.  The additional amount is payable five years from the closing.

In connection with the TheraBreath Acquisition, the Company deferred an additional cash payment of $14.0 related to certain indemnity obligations provided by the seller.  The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable in installments between two and four years from the closing.

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

The following summarizes the balances and transactions between the Company and each of Armand and ArmaKleen, in which the Company holds a 50% ownership interest:

	Armand			ArmaKleen
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Purchases by Company	$12.9	$14.2	$14.3	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$1.2	$1.1	$1.1
Outstanding Accounts Receivable	$1.0	$0.7	$0.6	$0.9	$0.5	$0.8
Outstanding Accounts Payable	$1.2	$1.4	$1.6	$0.0	$0.0	$0.0
Administration & Management Oversight Services(1)	$2.2	$2.1	$2.7	$2.1	$2.2	$2.1
(1)	Billed by Company and recorded as a reduction of SG&A expenses.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

17.	Segments

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

The Corporate segment income consists of equity in earnings of affiliates.  As of December 31, 2021, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively.  The Company’s equity in earnings of Armand and ArmaKleen, totaling $9.4, $6.7, and $6.6 for the three years ending December 31, 2021, 2020 and 2019, respectively, are included in the Corporate segment.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2021:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(1)	As Reported
Net sales
2021	$3,941.9	$912.2	$336.0	$0.0	$5,190.1
2020	3,767.6	828.2	300.0	0.0	4,895.8
2019	3,302.6	756.3	298.8	0.0	4,357.7
Gross profit
2021	1,795.8	402.1	112.7	(47.1)	2,263.5
2020	1,801.1	368.8	104.1	(59.8)	2,214.2
2019	1,575.2	346.1	110.9	(48.2)	1,984.0
Marketing Expenses
2021	442.1	131.1	4.5	0.0	577.7
2020	460.6	126.9	3.7	0.0	591.2
2019	398.0	112.9	4.1	0.0	515.0
Selling, General and Administrative Expenses
2021	445.3	135.7	72.8	(47.1)	606.7
2020	455.6	128.7	68.8	(59.8)	593.3
2019	470.1	151.7	55.2	(48.2)	628.8
Income from Operations
2021	908.4	135.3	35.4	0.0	1,079.1
2020	884.9	113.2	31.6	0.0	1,029.7
2019	707.1	81.5	51.6	0.0	840.2
Equity in Earnings of Affiliates
2021	0.0	0.0	0.0	9.4	9.4
2020	0.0	0.0	0.0	6.7	6.7
2019	0.0	0.0	0.0	6.6	6.6
Income Before Income Taxes
2021	861.4	127.3	33.6	9.4	1,031.7
2020	832.4	105.0	29.7	6.7	973.8
2019	645.8	74.0	47.3	6.6	773.7
Identifiable Assets
2021	6,354.5	1,192.9	332.7	116.4	7,996.5
2020	5,819.8	1,144.5	339.7	110.5	7,414.5
2019	5,099.1	1,110.0	340.4	107.9	6,657.4
Capital Expenditures
2021	100.3	8.4	10.1	0.0	118.8
2020	81.8	7.1	10.0	0.0	98.9
2019	53.9	9.4	10.4	0.0	73.7
Depreciation & Amortization
2021	170.0	31.1	15.4	2.6	219.1
2020	142.8	29.6	14.5	2.8	189.7
2019	131.9	27.1	14.1	3.3	176.4
(1)

Corporate reflects the following:
(A) The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of Cost of Sales in the Company’s Consolidated Statements of Income.  Such amounts were $47.1, $59.8, and $48.2 for 2021, 2020 and 2019, respectively.
(B) Equity in earnings (loss) of affiliates from Armand and ArmaKleen for the year ended December 31, 2021, 2020 and 2019.
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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table above, were $10.8, $11.7 and $10.5 for the twelve months ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Product line revenues from external customers for each of the three years ended December 31, 2021, December 31, 2020 and December 31, 2019 were as follows:

	2021	2020	2019
Household Products	$2,103.0	$2,038.5	$1,821.7
Personal Care Products	1,838.9	1,729.1	1,480.9
Total Consumer Domestic	3,941.9	3,767.6	3,302.6
Total Consumer International	912.2	828.2	756.3
Total SPD	336.0	300.0	298.8
Total Consolidated Net Sales	$5,190.1	$4,895.8	$4,357.7

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Geographic Information

Approximately 82%, 83% and 82% of the net sales reported in the accompanying consolidated financial statements in 2021, 2020 and 2019, respectively, were to customers in the U.S.  Approximately 96%, 96% and 95% of long-lived assets were located in the U.S. at December 31, 2021, 2020 and 2019, respectively.  Other than the U.S., no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

Customers

A group of three customers accounted for approximately 37% of consolidated net sales in 2021 and 36% in 2020 and 2019, respectively, of which a single customer (Walmart Inc. and its affiliates) accounted for approximately 24%, 23% and 24% in 2021, 2020 and 2019, respectively.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Information required by this item is incorporated by reference to the information under the captions “Compensation Discussion and Analysis,” “2021 Summary Compensation Table,” “2021 Grants of Plan Based Awards,” “2021 Outstanding Equity Awards at Fiscal Year-End,” “2021 Option Exercises and Stock Vested,” “2021 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation & Human Capital Committee Report” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

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

Information required by this in relation to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) item is incorporated by reference to the information under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

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

(4.5)

Indenture, dated as of December 10, 2021, between Church and Dwight Co., Inc. and Deutsche Bank Trust Company Americas, as trustee, relating to the Notes, incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 10, 2021.

(4.6)

First Supplemental Indenture, dated as of December 10, 2021, between Church & Dwight Co., Inc. and Deutsche Bank Trust Company Americas, as trustee, relating to the Notes, incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 10, 2021.

(4.7)	Description of Registrant’s Securities, incorporated by reference to Exhibit 4.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2019.

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

•	*	(10.13.1)	Form of Award Agreement for CEO and EVPs Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan.

	*	(10.14)

Form of Award Agreement for Employees Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.12.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2018.

•	*	(10.14.1)	Form of Award Agreement for Employees Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan.

	*	(10.15)	Church & Dwight Co., Inc. Third Amended and Restated Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018.

	*	(10.16)

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

•	*	(10.20)	Transition Separation Agreement, dated September 28, 2021, by and between the Company and Britta Bomhard.

•	*	(10.21)	Employment Agreement, dated September 4, 2021, by and between the Company and Barry Bruno.

		(10.22)

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

ITEM 16.FORM 10-K SUMMARY

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2022.

CHURCH & DWIGHT CO., INC.

By:	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew T. Farrell	Chairman, President and Chief Executive Officer, Director	February 17, 2022
Matthew T. Farrell

/s/ Bradlen S. Cashaw	Director	February 17, 2022
Bradlen S. Cashaw

/s/ James R. Craigie	Director	February 17, 2022
James R. Craigie

/s/ Bradley C. Irwin	Director	February 17, 2022
Bradley C. Irwin

/s/ Penry W. Price	Director	February 17, 2022
Penry W. Price

/s/ Susan G. Saideman	Director	February 17, 2022
Susan G. Saideman

/s/ Ravichandra K. Saligram	Director	February 17, 2022
Ravichandra K. Saligram

/s/ Robert K. Shearer	Director	February 17, 2022
Robert K. Shearer

/s/ Janet S. Vergis	Director	February 17, 2022
Janet S. Vergis

/s/ Arthur B. Winkleblack	Director	February 17, 2022
Arthur B. Winkleblack

/s/ Laurie J. Yoler	Director	February 17, 2022
Laurie J. Yoler
/s/ Richard A. Dierker	Executive Vice President	February 17, 2022
Richard A. Dierker	and Chief Financial Officer
(Principal Financial Officer)

/s/ Joseph J. Longo	Vice President and Controller	February 17, 2022
Joseph J. Longo	(Principal Accounting Officer)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

SCHEDULE II - Valuation and Qualifying Accounts

For each of the three years in the period ended December 31, 2021

(Dollars in millions)

		Additions		Deductions
	Beginning	Charged to		Amounts	Foreign	Ending
	Balance	Expenses	Acquired	Written Off	Exchange	Balance
Allowance for Doubtful Accounts
2021	$3.7	$0.6	$1.9	$(0.7)	$0.0	$5.5
2020	2.4	1.4	0.0	(0.1)	0.0	3.7
2019	3.1	0.4	0.0	(1.1)	0.0	2.4
Allowance for Cash Discounts
2021	$6.0	$98.4	$0.0	$(98.5)	$0.0	$5.9
2020	5.1	96.0	0.4	(95.5)	0.0	6.0
2019	5.0	86.9	0.0	(86.8)	0.0	5.1
Sales Returns and Allowances
2021	$24.5	$129.4	$0.0	$(121.5)	$0.0	$32.4
2020	13.0	110.9	0.4	(99.8)	0.0	24.5
2019	12.1	97.2	0.0	(96.4)	0.1	13.0