Form 10-Q
period 2022-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2022-04-28
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of April 26, 2022, there were 242,771,125 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	29

1A.	Risk Factors	29

2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

6.	Exhibits	30

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net Sales	$1,297.2	$1,238.9
Cost of sales	744.7	688.0
Gross Profit	552.5	550.9
Marketing expenses	101.9	98.7
Selling, general and administrative expenses	169.9	149.6
Income from Operations	280.7	302.6
Equity in earnings of affiliates	2.4	2.6
Investment earnings, net	0.0	(0.1)
Other income (expense), net	(0.3)	(0.1)
Interest expense	(16.6)	(14.0)
Income before Income Taxes	266.2	291.0
Income taxes	61.8	70.3
Net Income	$204.4	$220.7

Weighted average shares outstanding - Basic	242.6	245.2
Weighted average shares outstanding - Diluted	246.7	249.8
Net income per share - Basic	$0.84	$0.90
Net income per share - Diluted	$0.83	$0.88
Cash dividends per share	$0.26	$0.25

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net Income	$204.4	$220.7
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(2.2)	(0.6)
Defined benefit plan adjustments gain (loss)	1.9	(0.7)
Income (loss) from derivative agreements	15.3	24.3
Other comprehensive income (loss)	15.0	23.0
Comprehensive income	$219.4	$243.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$174.4	$240.6
Accounts receivable, less allowances of $4.3 and $5.5	407.1	405.5
Inventories	598.8	535.4
Other current assets	41.5	51.9
Total Current Assets	1,221.8	1,233.4

Property, Plant and Equipment, Net	653.2	652.7
Equity Investment in Affiliates	10.8	9.1
Trade Names and Other Intangibles, Net	3,464.7	3,494.3
Goodwill	2,273.8	2,274.5
Other Assets	316.9	332.5
Total Assets	$7,941.2	$7,996.5

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$103.0	$252.8
Current portion of long-term debt	699.7	699.4
Accounts payable and accrued expenses	1,009.2	1,119.7
Income taxes payable	59.7	3.3
Total Current Liabilities	1,871.6	2,075.2

Long-term Debt	1,611.2	1,610.7
Deferred Income Taxes	738.0	745.1
Deferred and Other Long-term Liabilities	283.5	298.3
Business Acquisition Liabilities	34.0	34.0
Total Liabilities	4,538.3	4,763.3

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of March 31, 2022 and December 31, 2021	292.8	292.8
Additional paid-in capital	334.2	310.3
Retained earnings	5,506.7	5,366.0
Accumulated other comprehensive loss	(53.2)	(68.2)
Common stock in treasury, at cost: 50,170,441 shares as of March 31, 2022 and 50,309,124 shares as of December 31, 2021	(2,677.6)	(2,667.7)
Total Stockholders' Equity	3,402.9	3,233.2
Total Liabilities and Stockholders' Equity	$7,941.2	$7,996.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flow From Operating Activities
Net Income	$204.4	$220.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16.6	16.8
Amortization expense	37.1	38.1
Change in fair value of business acquisition liabilities	0.0	(19.0)
Deferred income taxes	(1.0)	8.1
Equity in net earnings of affiliates	(2.4)	(2.6)
Distributions from unconsolidated affiliates	0.8	1.7
Non-cash compensation expense	2.9	3.1
Other	(1.5)	1.7
Change in assets and liabilities:
Accounts receivable	(1.8)	(8.3)
Inventories	(63.7)	(46.3)
Other current assets	3.1	1.9
Accounts payable and accrued expenses	(95.2)	(168.1)
Income taxes payable	57.6	55.0
Other operating assets and liabilities, net	(4.1)	(2.6)
Net Cash Provided By Operating Activities	152.8	100.2
Cash Flow From Investing Activities
Additions to property, plant and equipment	(15.6)	(26.3)
Other	(0.1)	(3.7)
Net Cash Used In Investing Activities	(15.7)	(30.0)
Cash Flow From Financing Activities
Short-term debt (repayments), net of borrowings	(149.9)	(69.0)
Proceeds from stock options exercised	11.0	5.9
Payment of cash dividends	(63.7)	(61.9)
Net Cash Used In Financing Activities	(202.6)	(125.0)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(0.8)
Net Change In Cash and Cash Equivalents	(66.2)	(55.6)
Cash and Cash Equivalents at Beginning of Period	240.6	183.1
Cash and Cash Equivalents at End of Period	$174.4	$127.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash paid during the period for:
Interest (net of amounts capitalized)	$19.7	$19.4
Income taxes	$5.2	$7.4
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$13.1	$9.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2020	292.8	(47.4)	$292.8	$274.4	$4,786.0	$(77.6)	$(2,255.2)	$3,020.4
Net income	0.0	0.0	0.0	0.0	220.7	0.0	0.0	220.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	23.0	0.0	23.0
Cash dividends	0.0	0.0	0.0	0.0	(61.9)	0.0	0.0	(61.9)
Stock purchases	0.0	(0.4)	0.0	30.0	0.0	0.0	(30.0)	0.0
Stock based compensation expense and stock option plan transactions	0.0	0.1	0.0	1.8	0.0	0.0	7.2	9.0
March 31, 2021	292.8	(47.7)	$292.8	$306.2	$4,944.8	$(54.6)	$(2,278.0)	$3,211.2

December 31, 2021	292.8	(50.3)	$292.8	$310.3	$5,366.0	$(68.2)	$(2,667.7)	$3,233.2
Net income	0.0	0.0	0.0	0.0	204.4	0.0	0.0	204.4
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	15.0	0.0	15.0
Cash dividends	0.0	0.0	0.0	0.0	(63.7)	0.0	0.0	(63.7)
Stock purchases	0.0	(0.2)	0.0	20.0	0.0	0.0	(20.0)	0.0
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	3.9	0.0	0.0	10.1	14.0
March 31, 2022	292.8	(50.2)	$292.8	$334.2	$5,506.7	$(53.2)	$(2,677.6)	$3,402.9

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”).

The Company incurred research and development expenses in the first quarter of 2022 and 2021 of $24.5 and $24.1, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

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

3.
Inventories

Inventories consist of the following:

	March 31,	December 31,
	2022	2021
Raw materials and supplies	$122.2	$116.2
Work in process	41.3	40.0
Finished goods	435.3	379.2
Total	$598.8	$535.4

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	March 31,	December 31,
	2022	2021
Land	$28.3	$28.3
Buildings and improvements	291.9	290.8
Machinery and equipment	837.0	828.9
Software	109.2	107.8
Office equipment and other assets	92.9	92.7
Construction in progress	109.7	104.3
Gross PP&E	1,469.0	1,452.8
Less accumulated depreciation and amortization	815.8	800.1
Net PP&E	$653.2	$652.7

	Three Months Ended
	March 31,	March 31,
	2022	2021
Depreciation expense on PP&E	$16.6	$16.8

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended
	March 31,	March 31,
	2022	2021
Weighted average common shares outstanding - basic	242.6	245.2
Dilutive effect of stock options	4.1	4.6
Weighted average common shares outstanding - diluted	246.7	249.8
Antidilutive stock options outstanding	0.2	3.2

6.
Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2021	11.3	$58.83
Exercised	(0.3)	39.17
Cancelled	(0.2)	78.28
Outstanding at March 31, 2022	10.8	$59.08	5.9	$438.4
Exercisable at March 31, 2022	6.3	$45.03	4.1	$343.7

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended
	March 31,	March 31,
	2022	2021
Intrinsic Value of Stock Options Exercised	$16.8	$9.5
Stock Compensation Expense Related to Stock Option Awards	$2.8	$3.1

7.
Share Repurchases

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

In December 2021, the Company executed open market purchases of 1.8 million shares for $170.3, inclusive of fees, of which $100.0 was purchased under the evergreen share repurchase program and $70.3 was purchased under the 2021 Share Repurchase Program. In December 2021, the Company also entered into an accelerated share repurchase contract ("ASR") with a commercial bank to purchase Common Stock. The Company paid $200.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $180.0, or 1.8 million shares. The Company used cash on hand and short-term borrowings to fund the initial purchase price. Upon the completion of the ASR, which ended in February 2022, the bank delivered an additional 0.2 million shares to the Company. The final shares delivered to the Company were determined by the average price per share paid by the bank during the purchase period. All 2.0 million shares were purchased under the 2021 Share Repurchase Program.

As a result of the Company’s recent stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of March 31, 2022.

8.
Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2022 and December 31, 2021:

		March 31, 2022		December 31, 2021
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$14.4	$14.4	$17.1	$17.1
Financial Liabilities:
Short-term borrowings	Level 2	103.0	103.0	252.8	252.8
2.45% Senior notes due August 1, 2022	Level 2	300.0	300.7	300.0	302.9
2.875% Senior notes due October 1, 2022	Level 2	400.0	402.0	399.9	406.4
Term loan due December 22, 2024	Level 2	400.0	400.0	400.0	400.0
3.15% Senior notes due August 1, 2027	Level 2	424.8	425.4	424.7	450.1
2.3% Senior notes due December 15, 2031	Level 2	399.2	364.8	399.2	403.5
3.95% Senior notes due August 1, 2047	Level 2	397.5	412.8	397.5	471.6
Interest Rate Swap Lock Agreement liability	Level 2	19.3	19.3	41.6	41.6
Business Acquisition Liabilities	Level 3	34.0	34.0	34.0	34.0

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the three months ended March 31, 2022.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The business acquisition liabilities represent the estimated fair value of additional future contingent consideration payable for acquisitions of businesses that included contingent consideration clauses. The fair value of business acquisition liabilities is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs. As of both March 31, 2022 and December 31, 2021, the Company had a business acquisition liability of $20.0 in connection with the Zicam Acquisition and a $14.0 business acquisition liability in connection with the TheraBreath Acquisition (both of which are defined in Note 10). Any amount that may be due for the Zicam business acquisition liability is payable five years from the closing date. Any amount that may be due for the TheraBreath business acquisition liability is payable in installments between two and four years from the closing.

The Company has entered into interest rate swap lock agreements (“Interest Rate Swap Lock Agreements”) which are used to hedge the risk of changes in the interest payments attributable to changes in the benchmark U.S. Dollar LIBOR interest rate associated with anticipated issuances of debt in 2022. As of December 31, 2021 the balance of the swap lock agreement was $41.6, and the liability decreased by $22.3 during the first three months of 2022 primarily due to higher current and projected interest rates and is included in Accounts Payable and Accrued Expenses with the offset in Accumulated Other Comprehensive Loss and Deferred Taxes.

The carrying amounts of Accounts Receivable, and Accounts Payable and Accrued Expenses, approximated estimated fair values as of March 31, 2022 and December 31, 2021.

9.
Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of the Common Stock and commodity prices expose the Company to market risk. The Company manages these risks by the use of derivative instruments, such as cash flow and fair value hedges, diesel and commodity hedge contracts, equity derivatives and foreign exchange forward contracts. The Company does not use derivatives for trading or speculative purposes. Refer to Note 3 in the Form 10-K for a discussion of each of the Company’s derivative instruments in effect as of December 31, 2021.

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign exchange contracts	$224.7	$216.3
Interest rate swap lock	$300.0	$300.0
Diesel fuel contracts	2.0 gallons	0.0 gallons
Commodities contracts	69.5 pounds	72.1 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$5.9	$5.9
Equity derivatives	$27.3	$28.9

Excluding the Interest Rate Swap Lock Agreements disclosed in Note 8, the fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the first quarter of 2022.

10.
Acquisitions

On December 24, 2021, the Company acquired all of the outstanding equity of Dr. Harold Katz, LLC and HK-IP International, Inc., the owners of the THERABREATH® brand of oral care products business (the “TheraBreath Acquisition”). The Company paid $556.0, net of cash acquired, at closing and deferred an additional cash payment of $14.0 related to certain indemnity obligations provided by the seller. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable in installments between two and four years from the closing. THERABREATH’s annual net sales for the year ended December 31, 2021 were approximately $100.0. The acquisition was financed by the proceeds from a $400.0 three-year term loan and the Company’s underwritten public offering of $400.0 aggregate principal Senior Notes due on December 15, 2031 completed on December 10, 2021. The THERABREATH business is managed in the Consumer Domestic and Consumer International segments.

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

11.
Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	March 31, 2022			December 31, 2021
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$1,386.4	$(352.8)	$1,033.6	$1,386.7	$(336.2)	$1,050.5
Customer Relationships	664.0	(331.4)	332.6	664.0	(322.4)	341.6
Patents/Formulas	239.1	(103.1)	136.0	239.1	(99.4)	139.7
Total	$2,289.5	$(787.3)	$1,502.2	$2,289.8	$(758.0)	$1,531.8

Indefinite Lived Intangible Assets - Gross Carrying Amount

	March 31,	December 31,
	2022	2021
Trade Names	$1,962.5	$1,962.5

Intangible amortization expense was $29.5 and $30.5 for the first quarter of 2022 and 2021, respectively. The Company estimates that intangible amortization expense will be approximately $117.0 in 2022 and approximately $115.0 to $107.0 annually over the next five years.

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

In recent years the Company’s TROJAN® business, specifically the condom category, has not grown and competition has increased. Social distancing requirements due to the COVID-19 pandemic had further negatively impacted the business. As a result, the TROJAN business had experienced stagnant sales and profits resulting in a reduction in expected future cash flows which eroded a portion of the excess between the fair and carrying value of the tradename. This indefinite-lived intangible asset may be susceptible to impairment risk and a continued decline in fair value could trigger a future impairment charge of the TROJAN tradename. The carrying value of the TROJAN tradename is $176.4 and fair value exceeded carrying value by 70% as of December 31, 2021. The key assumptions used in the projections from the Company’s October 1, 2021 impairment analysis include discount rates of 7.0% in the U.S. and 8.5% internationally, revenue assumptions based on recent trends, and an average royalty rate of approximately 10%.

While management has implemented strategies to address the risk, including lowering our production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value. More recently, TROJAN has experienced a recovery in sales and profits as it is benefiting from an easing of COVID-19 social restrictions leading to an increase in sexual activity. The Company expects this trend will continue with the adoption of vaccines, the reduction of social distancing restrictions and the benefit of management strategies to improve sales and profitability.

The Company’s Passport Food Safety business has experienced sales and profit declines due to decreased demand driven by the COVID-19 pandemic and pressures from new competitive activities resulting from the loss of exclusivity on a key product line. In the fourth quarter of 2021, management’s review of the outlook for the Passport business indicated an assessment of the recoverability of the long-lived assets associated with the business was necessary. That review determined that the estimated future cash flows would not be sufficient to recover the carrying value of the assets resulting in an impairment of the associated tradename and other intangible assets of $11.3. The charge was recorded in selling, general and administrative expenses. The assets have a current net book value of approximately $9.2 and are being amortized over their remaining weighted average life which has been reduced to 7 years. The Company is implementing strategies to address the decline in profitability. However, if unsuccessful, this decline could trigger an additional future impairment charge.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2021	$1,899.8	$238.7	$136.0	$2,274.5
TheraBreath adjustment	$(0.6)	$(0.1)	$-	$(0.7)
Balance at March 31, 2022	$1,899.2	$238.6	$136.0	$2,273.8

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

A summary of the Company’s lease information is as follows:

		March 31,	December 31,
	Classification	2022	2021
Assets
Right of use assets	Other Assets	$154.4	$159.4

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$23.7	$24.4
Long-term lease liabilities	Deferred and Other Long-term Liabilities	142.6	146.6
Total lease liabilities		$166.3	$171.0

Other information
Weighted-average remaining lease term (years)		9.0	9.1
Weighted-average discount rate		4.3%	4.3%

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Statement of Income
Lease cost(1)	$7.9	$8.3

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications	$1.5	$4.4
Cash paid for amounts included in the measurement of lease liabilities	$7.5	$8.2
(1)
Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first three months of 2022 and 2021 was $6.2 and $6.4, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2022	$23.1
2023	26.5
2024	24.4
2025	23.2
2026	15.7
2027 and thereafter	91.4
Total future minimum lease commitments	204.3
Less: Imputed interest	(38.0)
Present value of lease liabilities	$166.3

13.
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Trade accounts payable	$655.0	$663.8
Accrued marketing and promotion costs	170.5	201.6
Accrued wages and related benefit costs	46.0	87.7
Other accrued current liabilities	137.7	166.6
Total	$1,009.2	$1,119.7

14.
Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	March 31,	December 31,
	2022	2021
Short-term borrowings
Commercial paper issuances	$99.9	$249.7
Various debt due to international banks	3.1	3.1
Total short-term borrowings	$103.0	$252.8

Long-term debt
2.45% Senior notes due August 1, 2022	300.0	300.0
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	0.0	(0.1)
Term loan due December 22, 2024	400.0	400.0
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.2)	(0.3)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.8)	(0.8)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.5)	(2.5)
Debt issuance costs, net	(10.6)	(11.2)
Total long-term debt	2,310.9	2,310.1
Less: Current maturities	(699.7)	(699.4)
Net long-term debt	$1,611.2	$1,610.7

15.
Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2020	$(26.4)	$0.0	$(51.2)	$(77.6)
Other comprehensive income (loss) before reclassifications	(0.6)	(0.9)	31.6	30.1
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	0.8	0.8
Tax benefit (expense)	0.0	0.2	(8.1)	(7.9)
Other comprehensive income (loss)	(0.6)	(0.7)	24.3	23.0
Balance at March 31, 2021	$(27.0)	$(0.7)	$(26.9)	$(54.6)

Balance at December 31, 2021	$(30.2)	$(0.6)	$(37.4)	$(68.2)
Other comprehensive income (loss) before reclassifications	(2.2)	2.5	20.6	20.9
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	(0.4)	(0.4)
Tax benefit (expense)	0.0	(0.6)	(4.9)	(5.5)
Other comprehensive income (loss)	(2.2)	1.9	15.3	15.0
Balance at March 31, 2022	$(32.4)	$1.3	$(22.1)	$(53.2)

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

b. As of March 31, 2022, the Company had commitments of approximately $367.7. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of March 31, 2022, the Company had various guarantees and letters of credit totaling $5.3.

d. In connection with the Flawless Acquisition, the Company was obligated to pay an additional amount of up to $425.0 based on sales performance through 2021. The initial fair value of this business acquisition liability was $182.0. That amount was established in the purchase price allocation. During the years ended December 31, 2021 and 2020, the Company decreased the fair value of the business acquisition liability by $98.0 and by $94.0, respectively, based on updated sales forecasts. As a result of these adjustments, the fair value of this business acquisition liability was $0.0 as of December 31, 2021, which was the end of the earn-out period. The changes in fair value were recorded within the Consumer Domestic and Consumer International segments.

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

17.
Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Purchases by Company	$3.0	$2.9	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.1	$0.2
Outstanding Accounts Receivable	$0.4	$0.5	$0.6	$0.8
Outstanding Accounts Payable	$1.6	$1.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.6	$0.5	$0.5	$0.5

(1)
Billed by the Company and recorded as a reduction of SG&A expenses.

18.
Segments

Segment Information

The Company operates three reportable segments: Consumer Domestic, Consumer International and Specialty Products Division. These segments are determined based on differences in the nature of products and organizational structure. The Company also has a Corporate segment.

Segment revenues are derived from the sale of the following products:

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

The Corporate segment income consists of equity in earnings of affiliates. As of March 31, 2022, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively. The Company’s equity in earnings of Armand and ArmaKleen, totaling $2.4 and $2.6 for the three months ended March 31, 2022 and 2021.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter of 2022	$995.1	$214.6	$87.5	$0.0	$1,297.2
First Quarter of 2021	942.4	216.4	80.1	0.0	1,238.9

Income before Income Taxes(2)
First Quarter of 2022	$222.7	$29.6	$11.5	$2.4	$266.2
First Quarter of 2021(4)	240.9	38.2	9.3	2.6	291.0

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $4.8 and $2.6 for the three months ended March 31, 2022 and March 31, 2021, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.
(3)
Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three months ended March 31, 2022 and March 31, 2021.
(4)
2021 results include a $19.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $16.1 was recorded to Consumer Domestic and $2.9 was recorded to Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2022	2021
Household Products	$520.5	$495.2
Personal Care Products	474.6	447.2
Total Consumer Domestic	995.1	942.4
Total Consumer International	214.6	216.4
Total SPD	87.5	80.1
Total Consolidated Net Sales	$1,297.2	$1,238.9

Household Products include laundry, deodorizing and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

COVID-19 and Other Related Recent Developments

The COVID-19 pandemic continues to impact our business. During the onset of the pandemic, demand for many of our brands was impacted by "stay at home" orders and the temporary and permanent closure of certain retailers. As government restrictions were reduced or removed and stimulus actions, primarily in the US, benefitted consumers, we started to experience an increase in demand for many of our brands. More recently, the impacts to our business have been primarily supply chain related, including labor shortages and challenges with distribution and transportation, resulting in difficulty meeting customer demand and significant broad-based cost inflation. In addition, recent government restrictions in China have further exacerbated global supply chain challenges and may also have a negative impact on demand for certain of our products in China, because many Chinese consumers are restricted to their homes, thereby reducing consumer in-store foot traffic and delivery services. While it is difficult to predict with certainty when these challenges might subside, we expect shortages to continue at least through the first half of 2022 and input cost inflation to continue at least throughout 2022.

To attempt to offset some of the cost pressures we are experiencing, we have recently enacted and continue to evaluate price increases. In addition, to address challenges meeting customer demand, we have taken steps to increase our short-term manufacturing capacity for many of our products (including laundry detergent, baking soda, cleaners and vitamins) as well as our raw material and packaging capacity, and continue to work closely with our suppliers, contract manufacturers and retail partners to increase capacity and ensure sustained supply to keep pace with increased demand. We have also made investments in the expansion of long-term, in-house and third-party manufacturing capacity and are working to enlist additional suppliers that meet our quality specifications. While we expect supply availability issues to start improving in the second half of 2022 for most of our brands, there is no assurance that these challenges will abate in the foreseeable future or that our customers will accept all or a portion of any price increases, or that the other measures we have or may implement will mitigate the impact of supply disruptions or rising costs.

Looking forward, the extent that COVID-19 and other recent developments’ have on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the spread and severity of new variants, the long-term impact of vaccines, and our continued ability to obtain an adequate supply of materials and recruit and retain a workforce and engage third-parties to manufacture and distribute our products, as well as any future government actions affecting employers and employees, consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Our priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees; maximizing the availability of products that help consumers with their health, hygiene and cleaning needs; and using our employees’ talents and our resources to help society meet and overcome the current challenges.

We are monitoring the impact of both inflation and the COVID-19 pandemic, including the effect of corresponding government actions, such as raising interest rates to counteract inflation, that may negatively impact consumer spending, and how these factors will potentially influence future cash flows for the short and long term. While we expect that many of these effects will be transitory and that our value focused portfolio positions us well in an inflationary and slowing economic environments, it is impossible to predict their impact.

Russia - Ukraine War

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products as well as financial and economic sanctions on certain industry sectors and parties in Russia and Belarus. We have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

We have no operations in Russia or Ukraine. Sales into Russia and Belarus, which have been suspended indefinitely, are not material to the Company’s consolidated net sales and earnings.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	March 31, 2022	Prior Year	March 31, 2021
Net Sales	$1,297.2	4.7%	$1,238.9
Gross Profit	$552.5	0.3%	$550.9
Gross Margin	42.6%	-190 basis points	44.5%
Marketing Expenses	$101.9	3.2%	$98.7
Percent of Net Sales	7.9%	-10 basis points	8.0%
Selling, General & Administrative Expenses	$169.9	13.6%	$149.6
Percent of Net Sales	13.1%	+100 basis points	12.1%
Income from Operations	$280.7	-7.2%	$302.6
Operating Margin	21.6%	-280 basis points	24.4%
Net income per share - Diluted	$0.83	-5.7%	$0.88

Diluted Net Income per share was $0.83 in the first quarter of 2022 as compared to $0.88 in the first quarter of 2021.

During the first quarter of 2021 we decreased the fair value of our business acquisition liability associated with the 2019 acquisition of the FLAWLESS hair removal business (the “Flawless Acquisition”) by $19.0 ($14.3 after tax or $0.05 per diluted share), based on updated sales forecasts. The business acquisition liability adjustment was recorded as a reduction in SG&A expense.

Net Sales

Net sales for the quarter ended March 31, 2022 were $1,297.2, an increase of $58.3 or 4.7% as compared to the same period in 2021. The components of the net sales increase are as follows:

Three Months Ended
March 31,
Net Sales - Consolidated	2022
Product volumes sold	(5.1%)
Pricing/Product mix	7.8%
Foreign exchange rate fluctuations	(0.3%)
Acquired product lines (1)	2.3%
Net Sales increase	4.7%

(1)
On December 24, 2021, we acquired all of the outstanding equity of Dr. Harold Katz, LLC and HK-IP International, Inc., the owners of the THERABREATH brand of oral care products (the “TheraBreath Acquisition”). The results of this acquisition are included in our results since the date of acquisition.

For the three months ended March 31, 2022, the volume change reflects decreased product unit sales in the Consumer Domestic and Consumer International segments, partially offset by increased product unit sales in the Specialty Products (“SPD”) segments. For the three months ended March 31, 2022, price/mix was favorable in all three segments.

Gross Profit / Gross Margin

Our gross profit was $552.5 for the three months ended March 31, 2022, a $1.6 increase as compared to the same period in 2021. Gross margin decreased 190 basis points (“bps”) in the first quarter of 2022 compared to the same period in 2021, due to the impact of higher manufacturing costs including labor and commodities of 450 bps, higher transportation costs of 100 bps, and unfavorable foreign exchange of 10 bps, offset by favorable price/volume/mix of 270 bps, the impact of productivity programs of 70 bps, and business acquisition benefits of 30 bps.

Operating Expenses

Marketing expenses for the three months ended March 31, 2022 were $101.9, an increase of $3.2 or 3.2% as compared to the same period in 2021. Marketing expenses as a percentage of net sales in the first quarter of 2022 decreased by 10 bps to 7.9% as compared to 8.0% in the same period in 2021 due to 40 bps of leverage on higher net sales, offset by 30 bps on higher expenses.

SG&A expenses were $169.9 in the first quarter of 2022, an increase of $20.3 or 13.6% as compared to the same period in 2021. SG&A as a percentage of net sales increased 100 bps to 13.1% in the first quarter of 2022 as compared to 12.1% in the same period in 2021. The increase is due to 160 bps on higher expenses, offset by 60 bps of leverage associated with higher sales. The higher expenses for the three-month period ended March 31, 2022 are primarily due to the prior year reduction in the fair value of the Flawless business acquisition liability of $19.0.

Other (income) expense, net was nominal for the three months ended March 31, 2022 and 2021.

Interest expense for the three months ended March 31, 2022 increased $2.6 to $16.6, as compared to the same period in 2021, primarily due to higher average debt outstanding.

Income Taxes

The effective tax rate for the three months ended March 31, 2022 was 23.2%, compared to 24.2% in the same period in 2021. The decrease in the tax rate is primarily due to higher stock option exercises.

Segment results

We operate three reportable segments: Consumer Domestic, Consumer International and SPD. These segments are determined based on differences in the nature of products and organizational structure. We also have a Corporate segment.

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

The Corporate segment income consists of equity in earnings of affiliates. As of March 31, 2022, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively. Our equity in earnings of Armand and ArmaKleen, totaling $2.4 and $2.6 for the three months ended March 31, 2022 and 2021, respectively, and are included in the Corporate segment. Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three months ended March 31, 2022 and March 31, 2021 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter of 2022	$995.1	$214.6	$87.5	$0.0	$1,297.2
First Quarter of 2021	942.4	216.4	80.1	0.0	1,238.9

Income before Income Taxes(2)
First Quarter of 2022	$222.7	$29.6	$11.5	$2.4	$266.2
First Quarter of 2021(4)	240.9	38.2	9.3	2.6	291.0
(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $4.8 and $2.6 for the three months ended March 31, 2022 and March 31, 2021, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.
(3)
Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three months ended March 31, 2022 and March 31, 2021.
(4)
2021 results include a $19.0 reduction of SG&A expenses to reduce the Flawless business acquisition liability, of which $16.1 was recorded to Consumer Domestic and $2.9 was recorded to Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2022	2021
Household Products	$520.5	$495.2
Personal Care Products	474.6	447.2
Total Consumer Domestic	995.1	942.4
Total Consumer International	214.6	216.4
Total SPD	87.5	80.1
Total Consolidated Net Sales	$1,297.2	$1,238.9

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2022 were $995.1, an increase of $52.7 or 5.6% as compared to the same period in 2021. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer Domestic	2022
Product volumes sold	(6.0%)
Pricing/Product mix	8.7%
Acquired product lines (1)	2.9%
Net Sales increase	5.6%

(1)
Includes the TheraBreath Acquisition since the date of acquisition.

The increase in net sales for the three months ended March 31, 2022, reflects the impact of the TheraBreath® Acquisition, and higher net sales in ZICAM™ zinc supplements, OXICLEAN® Versatile Stain Remover, BATISTE® dry shampoo, ARM & HAMMER® Cat Litter and ARM & HAMMER® Liquid Detergent, offset by declines in FLAWLESS® Hair Removal Products, WATERPIK® Shower Heads, and XTRA® Liquid Detergent.

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

While management has implemented strategies to address the risk, including lowering our production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value. More recently, TROJAN has experienced a recovery in sales and profits as it is benefiting from an easing of COVID-19 social restrictions leading to an increase in sexual activity. We expect this trend will continue with the adoption of vaccines, the reduction of social distancing restrictions and the benefit of management strategies to improve sales and profitability.

Consumer Domestic income before income taxes for the first quarter of 2022 was $222.7, an $18.2 decrease as compared to the first quarter of 2021. The decrease is due primarily to higher manufacturing and distribution expenses of $52.5, the impact of lower sales volumes of $16.6, higher SG&A expenses of $15.8 (including the prior year reduction in the fair value of the Flawless business acquisition liability of $16.1), higher marketing expenses of $4.9 and higher interest and other expenses of $2.4, partially offset by a favorable price/mix of $73.9.

Consumer International

Consumer International net sales were $214.6 in the first quarter of 2022, a decrease of $1.8 or 0.8% as compared to the same period in 2021. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer International	2022
Product volumes sold	(3.6%)
Pricing/Product mix	3.9%
Foreign exchange rate fluctuations	(1.9%)
Acquired product lines (1)	0.8%
Net Sales decrease	(0.8%)

(1)
Includes the TheraBreath Acquisition since the date of acquisition.

Excluding the impact of foreign exchange rates, sales were higher in the first quarter ended March 31, 2022 for STERIMAR®, BATISTE, OXICLEAN, and VITAFUSION and L’IL CRITTERS gummy vitamins in the Global Markets Group (“GMG”) business.

The positive GMG performance was offset by volume declines in Canada, Mexico, France and UK. International Growth was also negatively impacted by international supply chain issues and laundry portfolio decisions in Canada.

Consumer International income before income taxes was $29.6 in the first quarter of 2022, an $8.6 decrease as compared to the first quarter of 2021. Higher manufacturing and commodity costs of $6.0, higher SG&A expenses of $3.4 (partially due to the prior year reduction in fair value of the Flawless business acquisition liability of $2.9), the impact of lower sales volumes of $3.2, unfavorable foreign exchange rates of $1.8 and higher interest and other expenses of $0.2, were partially offset by a favorable price/mix of $5.0 and lower marketing expenses of $0.8.

Specialty Products (“SPD”)

SPD net sales were $87.5 in the first quarter of 2022, an increase of $7.4 or 9.2% as compared to the same period in 2021. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - SPD	2022
Product volumes sold	1.1%
Pricing/Product mix	8.1%
Net Sales increase	9.2%

Net sales increased in the first quarter of 2022 primarily due to higher pricing in our dairy and specialty chemicals segments in response to rising costs and higher volumes for our non-dairy segment.

SPD income before income taxes was $11.5 in the first quarter of 2022, an increase of $2.2 as compared to the same period in 2021, due to favorable price/product mix of $6.5, a $0.9 benefit from higher volumes, offset by unfavorable manufacturing costs of $4.5, higher SG&A costs of $0.4, and higher other expenses of $0.3.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the three months of 2022 and 2021. The Corporate segment income before income taxes was $2.4 in the first quarter of 2022, as compared to $2.6 in the same period in 2021.

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

As of March 31, 2022, we had $174.4 in cash and cash equivalents, and approximately $896.0 available through the Revolving Credit Facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

The current economic environment presents risks that could have adverse consequences for our liquidity. See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”). Although there is uncertainty related to the impact of the COVID-19 pandemic, and other recent developments on our future results, we believe our efficient business model, value focused portfolio and strong balance sheet position us to manage our business through these challenges. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement because we currently are, and anticipate that we will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

On October 28, 2021, the Board authorized a new share repurchase program, under which we may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program. All remaining dollars authorized for repurchase under the 2017 Share Repurchase Plan have been cancelled. The 2021 Share Repurchase Program did not modify our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

In December 2021, we executed open market purchases of 1.8 million shares for $170.3 million, inclusive of fees, of which $100.0 million was purchased under the evergreen share repurchase program and $70.3 million was purchased under the 2021 Share Repurchase Program. In December 2021, we also entered into an accelerated share repurchase ("ASR") contract with a commercial bank to purchase Common Stock. We paid $200.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $180.0, or 1.8 million shares. We used cash on hand and short-term borrowings to fund the initial purchase price. Upon the completion of the ASR, which ended in February 2022, the bank delivered an additional 0.2 million shares. The final shares delivered to us were determined by the average price per share paid by the bank during the purchase period. All 2.0 million shares were purchased under the 2021 Share Repurchase Program.

As a result of our recent stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of March 31, 2022.

On January 28, 2022, the Board declared a 4% increase in the regular quarterly dividend from $0.2525 to $0.2625 per share, equivalent to an annual dividend of $1.05 per share. The increase raises the annual dividend payout from $248.0 to approximately $255.0.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due and pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $200.0 in 2022 primarily for manufacturing capacity investments in laundry, litter and vitamins to support expected future sales growth. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net cash provided by operating activities	$152.8	$100.2
Net cash used in investing activities	$(15.7)	$(30.0)
Net cash used in financing activities	$(202.6)	$(125.0)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the first three months ended March 31, 2022 increased by $52.6 to $152.8 as compared to $100.2 in the same period in 2021 due to a decrease in working capital partially offset by lower cash earnings (net income adjusted for non-cash items). The decrease in working capital is primarily related to the change in accruals related to incentive compensation partially offset by higher inventory levels to support service levels. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended March 31, 2022 and 2021:

	As of
	March 31, 2022	March 31, 2021	Change
Days of sales outstanding in accounts receivable ("DSO")	28	29	(1)
Days of inventory outstanding ("DIO")	69	68	1
Days of accounts payable outstanding ("DPO")	80	74	(6)
Cash conversion cycle	17	23	(6)

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, decreased 6 days from the prior year due to payable term extensions. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2022 was $15.7, primarily reflecting $15.6 for property, plant and equipment additions. Net cash used in investing activities during the first three months of 2021 was $30.0, primarily reflecting $26.3 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2022 was $202.6 reflecting $149.9 of net debt payments, $63.7 of cash dividend payments, partially offset by $11.0 of proceeds from stock option exercises. Net cash used in financing activities during the first three months of 2021 was $125.0, reflecting $69.0 of net debt payments and $61.9 of cash dividend payments, partially offset by $5.9 of proceeds from stock option exercises.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of the COVID-19 pandemic and the Company’s response; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, tariffs, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect. In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; other impacts of the COVID-19 pandemic and its impact on the Company’s operations, customers, suppliers, employees, and other constituents, and market volatility and impact on the economy (including causing recessionary conditions), resulting from global, nationwide or local or regional outbreaks or increases in infections, new variants, and the risk that the Company will not be able to successfully execute its response plans with respect to the pandemic or localized outbreaks and the corresponding uncertainty; the impact of regulatory changes or policies associated with the COVID-19 pandemic, including continuing or renewed shutdowns of retail and other businesses in various jurisdictions; the impact of the CARES Act and other governmental actions; the impact on the global economy of the military conflict between Russia and Ukraine, including the impact of export controls and other economic sanctions; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices, including as a result of the military conflict between Russia and Ukraine; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of supply chain disruptions; the impact of inclement weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; transition to, and shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs, including the actual and potential effect of tariffs on Chinese goods imposed by the United States; increased or changing regulation regarding the Company’s products in the United States and other countries where it or its suppliers operate; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

In December 2021, the Company executed open market purchases of 1.8 million shares for $170.3, inclusive of fees, of which $100.0 was purchased under the evergreen share repurchase program and $70.3 was purchased under the 2021 Share Repurchase Program. In December 2021, the Company also entered into an accelerated share repurchase ("ASR") contract with a commercial bank to purchase Common Stock. The Company paid $200.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $180.0, or 1.8 million shares. The Company used cash on hand and short-term borrowings to fund the initial purchase price. Upon the completion of the ASR, which ended in February 2022, the bank delivered an additional 0.2 million shares to the Company. The final shares delivered to the Company were determined by the average price per share paid by the bank during the purchase period. All 2.0 million shares were purchased under the 2021 Share Repurchase Program.

As a result of the Company’s recent stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of March 31, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
1/1/2022 to 1/31/2022	-	$-	-	$729,727,297
2/1/2022 to 2/28/2022	154,431	129.51	154,431	$729,727,297
3/1/2022 to 3/31/2022	-	-	-	$729,727,297
Total	154,431	$129.51	154,431

(1)	There were no shares of Common Stock withheld the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on June 30, 2020.

	(3.2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 30, 2021.

	(3.3)	By-laws of the Company, amended and restated as of May 1, 2020, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on May 1, 2020.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•
Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	April 28, 2022	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	April 28, 2022	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)