Form 10-Q
period 2022-06-30
CHURCH & DWIGHT CO INC /DE/
filed 2022-07-29
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of July 27, 2022, there were 242,909,366 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	31

1A.	Risk Factors	31

2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

6.	Exhibits	33

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net Sales	$1,325.1	$1,271.1	$2,622.3	$2,510.0
Cost of sales	779.8	718.9	1,524.5	1,406.9
Gross Profit	545.3	552.2	1,097.8	1,103.1
Marketing expenses	102.9	117.0	204.8	215.7
Selling, general and administrative expenses	180.8	136.5	350.7	286.1
Income from Operations	261.6	298.7	542.3	601.3
Equity in earnings of affiliates	3.9	2.8	6.3	5.4
Investment earnings, net	0.3	0.2	0.3	0.1
Other income (expense), net	0.0	(0.3)	(0.3)	(0.4)
Interest expense	(19.3)	(14.1)	(35.9)	(28.1)
Income before Income Taxes	246.5	287.3	512.7	578.3
Income taxes	59.4	69.0	121.2	139.3
Net Income	$187.1	$218.3	$391.5	$439.0

Weighted average shares outstanding - Basic	242.6	245.2	242.6	245.2
Weighted average shares outstanding - Diluted	246.4	250.0	246.5	249.9
Net income per share - Basic	$0.77	$0.89	$1.61	$1.79
Net income per share - Diluted	$0.76	$0.87	$1.59	$1.76
Cash dividends per share	$0.26	$0.25	$0.53	$0.50

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net Income	$187.1	$218.3	$391.5	$439.0
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(12.3)	1.0	(14.5)	0.4
Defined benefit plan adjustments gain (loss)	0.0	0.0	1.9	(0.7)
Income (loss) from derivative agreements	18.4	(12.2)	33.7	12.1
Other comprehensive income (loss)	6.1	(11.2)	21.1	11.8
Comprehensive income	$193.2	$207.1	$412.6	$450.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$639.7	$240.6
Accounts receivable, less allowances of $4.1 and $5.5	405.8	405.5
Inventories	663.0	535.4
Other current assets	42.2	51.9
Total Current Assets	1,750.7	1,233.4

Property, Plant and Equipment, Net	660.6	652.7
Equity Investment in Affiliates	12.2	9.1
Trade Names and Other Intangibles, Net	3,434.6	3,494.3
Goodwill	2,270.7	2,274.5
Other Assets	316.0	332.5
Total Assets	$8,444.8	$7,996.5

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$3.3	$252.8
Current portion of long-term debt	699.9	699.4
Accounts payable and accrued expenses	1,016.4	1,119.7
Income taxes payable	7.2	3.3
Total Current Liabilities	1,726.8	2,075.2

Long-term Debt	2,103.9	1,610.7
Deferred Income Taxes	746.9	745.1
Deferred and Other Long-term Liabilities	278.8	298.3
Business Acquisition Liabilities	34.0	34.0
Total Liabilities	4,890.4	4,763.3

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of June 30, 2022 and December 31, 2021	292.8	292.8
Additional paid-in capital	350.1	310.3
Retained earnings	5,630.1	5,366.0
Accumulated other comprehensive loss	(47.1)	(68.2)
Common stock in treasury, at cost: 49,992,986 shares as of June 30, 2022 and 50,309,124 shares as of December 31, 2021	(2,671.5)	(2,667.7)
Total Stockholders' Equity	3,554.4	3,233.2
Total Liabilities and Stockholders' Equity	$8,444.8	$7,996.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash Flow From Operating Activities
Net Income	$391.5	$439.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	33.4	34.1
Amortization expense	73.9	76.2
Change in fair value of business acquisition liabilities	0.0	(57.0)
Deferred income taxes	2.4	20.9
Equity in net earnings of affiliates	(6.3)	(5.4)
Distributions from unconsolidated affiliates	3.2	4.5
Non-cash compensation expense	17.9	16.8
Other	(3.3)	3.8
Change in assets and liabilities:
Accounts receivable	(7.5)	12.5
Inventories	(133.0)	(60.3)
Other current assets	10.0	2.6
Accounts payable and accrued expenses	(62.1)	(134.5)
Income taxes payable	2.0	0.1
Other operating assets and liabilities, net	(11.7)	(9.0)
Net Cash Provided By Operating Activities	310.4	344.3
Cash Flow From Investing Activities
Additions to property, plant and equipment	(38.8)	(43.3)
Other	(1.0)	(4.3)
Net Cash Used In Investing Activities	(39.8)	(47.6)
Cash Flow From Financing Activities
Long-term debt borrowings	499.8	0.0
Long-term debt (repayments)	0.0	(100.0)
Short-term debt (repayments), net of borrowings	(249.5)	(118.4)
Proceeds from stock options exercised	16.9	12.5
Payment of cash dividends	(127.4)	(123.8)
Deferred financing and other	(7.6)	(0.1)
Net Cash Provided By (Used In) Financing Activities	132.2	(329.8)
Effect of exchange rate changes on cash and cash equivalents	(3.7)	(0.2)
Net Change In Cash and Cash Equivalents	399.1	(33.3)
Cash and Cash Equivalents at Beginning of Period	240.6	183.1
Cash and Cash Equivalents at End of Period	$639.7	$149.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash paid during the period for:
Interest (net of amounts capitalized)	$32.4	$26.2
Income taxes	$117.6	$118.3
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$17.5	$10.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2020	292.8	(47.4)	$292.8	$274.4	$4,786.0	$(77.6)	$(2,255.2)	$3,020.4
Net income	0.0	0.0	0.0	0.0	220.7	0.0	0.0	220.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	23.0	0.0	23.0
Cash dividends	0.0	0.0	0.0	0.0	(61.9)	0.0	0.0	(61.9)
Stock purchases	0.0	(0.4)	0.0	30.0	0.0	0.0	(30.0)	0.0
Stock based compensation expense and stock option plan transactions	0.0	0.1	0.0	1.8	0.0	0.0	7.2	9.0
March 31, 2021	292.8	(47.7)	$292.8	$306.2	$4,944.8	$(54.6)	$(2,278.0)	$3,211.2
Net income	0.0	0.0	0.0	0.0	218.3	0.0	0.0	218.3
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(11.2)	0.0	(11.2)
Cash dividends	0.0	0.0	0.0	0.0	(61.9)	0.0	0.0	(61.9)
Stock based compensation expense and stock option plan transactions	0.0	0.2	0.0	14.3	0.0	0.0	6.5	20.8
June 30, 2021	292.8	(47.5)	$292.8	$320.5	$5,101.2	$(65.8)	$(2,271.5)	$3,377.2

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2021	292.8	(50.3)	$292.8	$310.3	$5,366.0	$(68.2)	$(2,667.7)	$3,233.2
Net income	0.0	0.0	0.0	0.0	204.4	0.0	0.0	204.4
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	15.0	0.0	15.0
Cash dividends	0.0	0.0	0.0	0.0	(63.7)	0.0	0.0	(63.7)
Stock purchases	0.0	(0.2)	0.0	20.0	0.0	0.0	(20.0)	0.0
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	3.9	0.0	0.0	10.1	14.0
March 31, 2022	292.8	(50.2)	$292.8	$334.2	$5,506.7	$(53.2)	$(2,677.6)	$3,402.9
Net income	0.0	0.0	0.0	0.0	187.1	0.0	0.0	187.1
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	6.1	0.0	6.1
Cash dividends	0.0	0.0	0.0	0.0	(63.7)	0.0	0.0	(63.7)
Stock based compensation expense and stock option plan transactions	0.0	0.2	0.0	15.9	0.0	0.0	6.1	22.0
June 30, 2022	292.8	(50.0)	$292.8	$350.1	$5,630.1	$(47.1)	$(2,671.5)	$3,554.4

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

The Company incurred research and development expenses in the second quarter of 2022 and 2021 of $27.2 and $25.4, respectively. The Company incurred research and development expenses in the first six months of 2022 and 2021 of $51.7 and $49.5, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

2.
New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued new accounting guidance intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may apply the amendments prospectively to contract modifications made or relationships entered into or evaluated through December 31, 2022. The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows in the current period. The Company will continue to evaluate the impacts of this guidance on future contracts through December 31, 2022.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.
Inventories

Inventories consist of the following:

	June 30,	December 31,
	2022	2021
Raw materials and supplies	$141.9	$116.2
Work in process	43.5	40.0
Finished goods	477.6	379.2
Total	$663.0	$535.4

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	June 30,	December 31,
	2022	2021
Land	$28.2	$28.3
Buildings and improvements	291.8	290.8
Machinery and equipment	839.2	828.9
Software	110.7	107.8
Office equipment and other assets	93.1	92.7
Construction in progress	124.6	104.3
Gross PP&E	1,487.6	1,452.8
Less accumulated depreciation and amortization	827.0	800.1
Net PP&E	$660.6	$652.7

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Depreciation expense on PP&E	$16.8	$17.3	$33.4	$34.1

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding - basic	242.6	245.2	242.6	245.2
Dilutive effect of stock options	3.8	4.8	3.9	4.7
Weighted average common shares outstanding - diluted	246.4	250.0	246.5	249.9
Antidilutive stock options outstanding	3.0	1.5	2.9	1.5

6.
Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2021	11.3	$58.83
Granted	1.5	85.16
Exercised	(0.5)	38.41
Cancelled	(0.2)	78.54
Outstanding at June 30, 2022	12.1	$62.45	6.2	$366.7
Exercisable at June 30, 2022	7.4	$50.75	4.5	$311.2

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Intrinsic Value of Stock Options Exercised	$9.5	$9.3	$26.3	$18.8
Stock Compensation Expense Related to Stock Option Awards	$14.7	$13.4	$17.5	$16.5
Issued Stock Options	1.5	1.4	1.5	1.4
Weighted Average Fair Value of Stock Options issued (per share)	$21.43	$17.34	$21.45	$17.31
Fair Value of Stock Options Issued	$31.3	$24.6	$31.6	$25.1

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.9%	1.4%	2.9%	1.3%
Expected life in years	7.1	7.2	7.1	7.2
Expected volatility	21.7%	20.7%	21.7%	20.7%
Dividend yield	1.2%	1.2%	1.2%	1.2%

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

As a result of the Company’s recent stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of June 30, 2022.

8.
Fair Value Measurements

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021:

		June 30, 2022		December 31, 2021
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$322.4	$322.4	$17.1	$17.1
Financial Liabilities:
Short-term borrowings	Level 2	3.3	3.3	252.8	252.8
2.45% Senior notes due August 1, 2022	Level 2	300.0	300.0	300.0	302.9
2.875% Senior notes due October 1, 2022	Level 2	400.0	399.9	399.9	406.4
Term loan due December 22, 2024	Level 2	400.0	400.0	400.0	400.0
3.15% Senior notes due August 1, 2027	Level 2	424.8	407.4	424.7	450.1
2.3% Senior notes due December 15, 2031	Level 2	399.2	337.4	399.2	403.5
3.95% Senior notes due August 1, 2047	Level 2	397.5	351.0	397.5	471.6
5.00% Senior notes due June 15, 2052	Level 2	499.8	512.3	0.0	0.0
Interest Rate Swap Lock Agreement liability	Level 2	0.0	0.0	41.6	41.6
Business Acquisition Liabilities	Level 3	34.0	34.0	34.0	34.0

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the six months ended June 30, 2022.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The business acquisition liabilities represent the estimated fair value of additional future contingent consideration payable for acquisitions of businesses that included contingent consideration clauses. The fair value of business acquisition liabilities is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs. As of both June 30, 2022 and December 31, 2021, the Company had a business acquisition liability of $20.0 in connection with the Zicam Acquisition and a $14.0 business acquisition liability in connection with the TheraBreath Acquisition (both of which are defined in Note 10). Any amount that may be due for the Zicam business acquisition liability is payable five years from the closing date. Any amount that may be due for the TheraBreath business acquisition liability is payable in installments between two and four years from the closing.

The interest rate swap lock agreements were used to hedge the risk of changes in the interest payments associated with the 5.0% Senior notes due June 15, 2052. These agreements were settled in the second quarter of 2022 for a loss of $4.2, which will be amortized into interest expense over ten years.

The carrying amounts of Accounts Receivable, and Accounts Payable and Accrued Expenses, approximated estimated fair values as of June 30, 2022 and December 31, 2021.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign exchange contracts	$216.5	$216.3
Interest rate swap lock	$0.0	$300.0
Diesel fuel contracts	3.1 gallons	0.0 gallons
Commodities contracts	38.1 pounds	72.1 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$5.9	$5.9
Equity derivatives	$27.6	$28.9

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the second quarter of 2022. The interest rate swap lock agreements were settled in the second quarter of 2022 for a loss of $4.2, which will be amortized into interest expense over ten years.

10.
Acquisitions

On December 24, 2021, the Company acquired all of the outstanding equity of Dr. Harold Katz, LLC and HK-IP International, Inc., the owners of the THERABREATH® brand of oral care products business (the “TheraBreath Acquisition”). The Company paid $556.0, net of cash acquired, at closing and deferred an additional cash payment of $14.0 related to certain indemnity obligations provided by the seller. The deferred amount is recorded in Business Acquisition Liabilities on the consolidated balance sheet and the additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable in installments between two and four years from the closing. THERABREATH’s annual net sales for the year ended December 31, 2021 were approximately $100.0. The acquisition was financed by the proceeds from a $400.0 three-year term loan and the Company’s underwritten public offering of $400.0 aggregate principal 2.30% Senior Notes due on December 15, 2031 completed on December 10, 2021. The THERABREATH business is managed in the Consumer Domestic and Consumer International segments.

The preliminary fair values of the net assets at acquisition are set forth as follows:

Accounts receivable	$11.3
Inventory	12.9
Trade name (indefinite lived)	487.0
Other intangible assets	30.1
Goodwill	39.9
Accounts payable and accrued expenses	(11.2)
Business acquisition liabilities - long-term	(14.0)
Cash purchase price (net of cash acquired)	$556.0

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

11.
Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	June 30, 2022			December 31, 2021
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$1,385.7	$(368.8)	$1,016.9	$1,386.7	$(336.2)	$1,050.5
Customer Relationships	664.0	(340.3)	323.7	664.0	(322.4)	341.6
Patents/Formulas	239.1	(106.8)	132.3	239.1	(99.4)	139.7
Total	$2,288.8	$(815.9)	$1,472.9	$2,289.8	$(758.0)	$1,531.8

Indefinite Lived Intangible Assets - Gross Carrying Amount

	June 30,	December 31,
	2022	2021
Trade Names	$1,961.7	$1,962.5

Intangible amortization expense was $29.3 and $30.5 for the second quarter of 2022 and 2021, respectively. Intangible amortization expense amounted to $58.8 and $61.0 for the first six months of 2022 and 2021, respectively. The Company estimates that intangible amortization expense will be approximately $117.0 in 2022 and approximately $115.0 to $107.0 annually over the next five years.

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

In recent years the Company’s TROJAN® business, specifically the condom category, has not grown and competition has increased. Social distancing requirements due to the COVID-19 pandemic had further negatively impacted the business. As a result, the TROJAN business had experienced stagnant sales and profits resulting in a reduction in expected future cash flows which eroded a portion of the excess between the fair and carrying value of the tradename. This indefinite-lived intangible asset may be susceptible to impairment risk and a continued decline in fair value could trigger a future impairment charge of the TROJAN tradename. The carrying value of the TROJAN tradename is $176.4 and fair value exceeded carrying value by 70% as of October 1, 2021. The key assumptions used in the projections from the Company’s October 1, 2021 impairment analysis include discount rates of 7.0% in the U.S. and 8.5% internationally, revenue assumptions based on recent trends, and an average royalty rate of approximately 10%.

While management has implemented strategies to address the risk, including lowering production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value. More recently, TROJAN has experienced a recovery in sales and profits as it has benefited from an easing of COVID-19 social restrictions which led to an increase in sexual activity. The Company expects this trend will continue with the adoption of vaccines, the reduction of social distancing restrictions and the benefit of management strategies to improve sales and profitability.

The Company’s Passport Food Safety business has experienced sales and profit declines due to decreased demand driven by the COVID-19 pandemic and pressures from new competitive activities resulting from the loss of exclusivity on a key product line. In the fourth quarter of 2021, management’s review of the outlook for the Passport business indicated an assessment of the recoverability of the long-lived assets associated with the business was necessary. That review determined that the estimated future cash flows would not be sufficient to recover the carrying value of the assets resulting in an impairment of the associated tradename and other intangible assets of $11.3. The charge was recorded in selling, general and administrative expenses. The assets have a current net book value of approximately $8.8 and are being amortized over their remaining weighted average life which was reduced to 7 years. The Company is implementing strategies to address the decline in profitability. However, if unsuccessful, this decline could trigger an additional future impairment charge.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2021	$1,899.8	$238.7	$136.0	$2,274.5
TheraBreath adjustment	0.5	(4.3)	0.0	(3.8)
Balance at June 30, 2022	$1,900.3	$234.4	$136.0	$2,270.7

The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2022, determined that the estimated fair value substantially exceeded the carrying values of all reporting units. The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future. The Company has never incurred a goodwill impairment charge.

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

A summary of the Company’s lease information is as follows:

		June 30,	December 31,
	Classification	2022	2021
Assets
Right of use assets	Other Assets	$163.8	$159.4

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$22.4	$24.4
Long-term lease liabilities	Deferred and Other Long-term Liabilities	153.1	146.6
Total lease liabilities		$175.5	$171.0

Other information
Weighted-average remaining lease term (years)		9.4	9.1
Weighted-average discount rate		4.4%	4.3%

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Statement of Income
Lease cost(1)	$7.5	$8.2	$15.4	$16.5

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications(2)	$15.8	$(0.3)	$17.3	$4.1
Cash paid for amounts included in the measurement of lease liabilities	$8.0	$8.3	$15.5	$16.5
(1)
Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first six months of 2022 and 2021 was $12.1 and $12.8, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.
(2)
In June 2022, the Company amended its contract at one of its leased manufacturing facilities. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $15.2 recorded in the second quarter of 2022. In June 2021, the Company determined that a renewal option was no longer likely to be exercised. This resulted in a decrease to the Company’s right of use assets and corresponding lease liabilities of approximately $0.8 recorded in the second quarter of 2021.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2022	$15.4
2023	26.6
2024	25.2
2025	24.1
2026	16.7
2027 and thereafter	110.6
Total future minimum lease commitments	218.6
Less: Imputed interest	(43.1)
Present value of lease liabilities	$175.5

13.
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
Trade accounts payable	$667.2	$663.8
Accrued marketing and promotion costs	174.4	201.6
Accrued wages and related benefit costs	56.9	87.7
Other accrued current liabilities	117.9	166.6
Total	$1,016.4	$1,119.7

14.
Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	June 30,	December 31,
	2022	2021
Short-term borrowings
Commercial paper issuances	$0.0	$249.7
Various debt due to international banks	3.3	3.1
Total short-term borrowings	$3.3	$252.8

Long-term debt
2.45% Senior notes due August 1, 2022	300.0	300.0
2.875% Senior notes due October 1, 2022	400.0	400.0
Less: Discount	0.0	(0.1)
Term loan due December 22, 2024	400.0	400.0
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.2)	(0.3)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.8)	(0.8)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.5)	(2.5)
5.00% Senior notes due June 15, 2052	500.0	0.0
Less: Discount	(0.2)	0.0
Debt issuance costs, net	(17.5)	(11.2)
Total long-term debt	2,803.8	2,310.1
Less: Current maturities	(699.9)	(699.4)
Net long-term debt	$2,103.9	$1,610.7

New Credit Agreement

On June 16, 2022, the Company entered into a credit agreement (the “Credit Agreement”) that provides for a $1,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”) that matures on June 16, 2027, unless extended. The Credit Agreement replaced the Company’s prior $1,000.0 unsecured revolving credit facility maturing on March 29, 2024 that was entered into on March 29, 2018. The Company continues to have the ability to increase its borrowing up to an additional $750.0, subject to lender commitments and certain conditions as described in the Credit Agreement. Borrowings under the Credit Agreement are available for general corporate purposes and are used to support the Company's $1,000.0 commercial paper program.

5.00% Senior Notes due June 15, 2052

On June 2, 2022, the Company issued $500.0 aggregate principal amount of 5.00% Senior Notes due 2052 (the “2052 Notes”). The 2052 Notes were issued under the second supplemental indenture (the “Second Supplemental Indenture”), dated June 2, 2022, to the indenture dated December 10, 2021 (the “Indenture”). In July 2022 a portion of the proceeds from the sale of the Notes were used to repay all of the Company's outstanding $300.0 2.45% Senior Notes due August 1, 2022. The remaining proceeds will be used to pay a portion of the Company's $400.0 outstanding 2.875% Senior Notes due October 1, 2022. The 2052 Notes will mature on June 15, 2052, unless earlier retired or redeemed pursuant to the terms of the Second Supplemental Indenture.

15.
Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2020	$(26.4)	$0.0	$(51.2)	$(77.6)
Other comprehensive income (loss) before reclassifications	0.4	(0.9)	17.0	16.5
Amounts reclassified to consolidated statement of income (a) (b)	0.0	0.0	(0.4)	(0.4)
Tax benefit (expense)	0.0	0.2	(4.5)	(4.3)
Other comprehensive income (loss)	0.4	(0.7)	12.1	11.8
Balance at June 30, 2021	$(26.0)	$(0.7)	$(39.1)	$(65.8)

Balance at December 31, 2021	$(30.2)	$(0.6)	$(37.4)	$(68.2)
Other comprehensive income (loss) before reclassifications	(14.5)	2.5	46.2	34.2
Amounts reclassified to consolidated statement of income (a) (b)	0.0	0.0	(0.3)	(0.3)
Tax benefit (expense)	0.0	(0.6)	(12.2)	(12.8)
Other comprehensive income (loss)	(14.5)	1.9	33.7	21.1
Balance at June 30, 2022	$(44.7)	$1.3	$(3.7)	$(47.1)

(a)
Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.
(b)
The Company reclassified a loss of $0.1 and a gain of $1.2 to the condensed consolidated statements of income during the three months ended June 30, 2022 and 2021, respectively.

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

b. As of June 30, 2022, the Company had commitments of approximately $354.8. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of June 30, 2022, the Company had various guarantees and letters of credit totaling $5.2.

d. In connection with the Flawless Acquisition, the Company was obligated to pay an additional amount of up to $425.0 based on sales performance through 2021. The initial fair value of this business acquisition liability, established in the purchase price allocation, was $182.0. During the years ended December 31, 2021 and 2020, the Company decreased the fair value of the business acquisition liability by $98.0 and by $94.0, respectively, based on updated sales forecasts. As a result of these adjustments, the fair value of this business acquisition liability was $0.0 as of December 31, 2021, which was the end of the earn-out period. The changes in fair value were recorded in SG&A within the Consumer Domestic and Consumer International segments.

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

17.
Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Purchases by Company	$6.7	$6.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.3	$0.6
Outstanding Accounts Receivable	$0.6	$0.4	$1.0	$0.6
Outstanding Accounts Payable	$1.9	$1.0	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.1	$1.1	$1.0	$1.0

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

The Corporate segment income consists of equity in earnings of affiliates. As of June 30, 2022, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively. The Company’s equity in earnings of Armand and ArmaKleen, totaling $3.9 and $2.8 for the three months ended June 30, 2022 and 2021, respectively, and $6.3 and $5.4 for the six months ended June 30, 2022 and 2021, respectively, are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Second Quarter 2022	$1,004.7	$230.5	$89.9	$0.0	$1,325.1
Second Quarter 2021	959.7	226.8	84.6	0.0	1,271.1
First Six Months of 2022	$1,999.8	$445.1	$177.4	$0.0	$2,622.3
First Six Months of 2021	1,902.1	443.2	164.7	0.0	2,510.0

Income before Income Taxes(2)
Second Quarter 2022	$201.7	$28.5	$12.4	$3.9	$246.5
Second Quarter 2021(4)	234.2	38.2	12.1	2.8	287.3
First Six Months of 2022	$424.4	$58.1	$23.9	$6.3	$512.7
First Six Months of 2021(4)	475.1	76.4	21.4	5.4	578.3

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.8 and $2.6 for the three months ended June 30, 2022 and June 30, 2021, respectively, and were $8.6 and $5.2 for the six months ended June 30, 2022 and June 30, 2021, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.
(3)
The Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and six months ended June 30, 2022 and June 30, 2021.
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

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Household Products	$572.8	$523.0	$1,093.3	$1,018.2
Personal Care Products	431.9	436.7	906.5	883.9
Total Consumer Domestic	1,004.7	959.7	1,999.8	1,902.1
Total Consumer International	230.5	226.8	445.1	443.2
Total SPD	89.9	84.6	177.4	164.7
Total Consolidated Net Sales	$1,325.1	$1,271.1	$2,622.3	$2,510.0

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Supply Chain, Inflation, Labor, and Customer Demand

Since the beginning of the COVID-19 pandemic, the impacts to our business have been primarily supply chain related, including labor shortages and challenges with distribution and transportation, resulting in difficulty meeting customer demand and significant broad-based cost inflation. In addition, government restrictions in China have further exacerbated global supply chain challenges and may have had a negative impact on Chinese consumer demand for certain of our products. As restrictions in China ease, we expect the impact to our business in the future to be less severe. While it is difficult to predict with certainty when conditions may improve, we expect shortages and input cost inflation to continue at least throughout 2022.

To address challenges meeting customer demand, we have taken steps to increase our short-term manufacturing capacity for many of our products (including laundry detergent, baking soda, and cleaners) as well as our raw material and packaging capacity, and continue to work closely with our suppliers, contract manufacturers and retail partners to increase capacity and ensure sustained supply to keep pace with increased demand. We have also made investments in the expansion of long-term, in-house and third-party manufacturing capacity and are working to enlist additional suppliers that meet our quality specifications. While there is no assurance that these challenges will abate in the foreseeable future, or that the other measures we have or may implement will mitigate the impact of supply disruptions or rising costs, we did start to see an improvement in fill rates in the second quarter, particularly in the household category, and we expect those improvements to continue through the second half of 2022 across most product categories.

To attempt to offset some of the cost pressures we are experiencing, we have recently enacted and continue to evaluate price increases in certain categories. However, we have started to experience a shift in customer demand to lower cost options due primarily to inflationary and recessionary pressures. This demand shift is impacting us primarily through a reduction in customer demand for discretionary brands, such as Waterpik and Flawless, as well as a shift to more value-branded products. To address this shifting demand, we are taking steps to better manage production schedules and inventory levels for those brands along with increasing promotional activities and marketing spend. We believe the Company is well-positioned for a potential recessionary environment given that 40% of our portfolio is comprised of value products and the Company has low exposure to private label. We expect second half market share gains as we continue to invest in our brands and supply chain fill levels continue to improve.

Looking forward, the impact that these challenges will continue to have on our operational and financial performance will depend on future developments, including the spread and severity of new COVID-19 variants, the long-term impact of vaccines, inflationary impacts, customer’s acceptance of all or a portion of any price increases, and our continued ability to obtain an adequate supply of products and materials. Additionally, we may be impacted by our ability to recruit and retain a workforce and engage third-parties to manufacture and distribute our products, as well as any future government actions affecting employers and employees, consumers and the economy in general. The impact of any of these potential future developments are uncertain and difficult to predict considering the rapidly evolving landscape.

We are monitoring the impact of both inflation and recessionary indicators including the effect of corresponding government actions, such as raising interest rates to counteract inflation, that may negatively impact consumer spending, and how these factors will potentially influence future cash flows for the short and long term. While we expect that many of these effects will be transitory and that our value focused portfolio positions us well in inflationary and slowing economic environments, it is impossible to predict their impact.

Russia - Ukraine War

The global economy continues to be negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products as well as financial and economic sanctions on certain industry sectors and parties in Russia and Belarus. We have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

We have no operations in Russia or Ukraine. Sales into Russia and Belarus, which have been suspended indefinitely, are not material to the Company’s consolidated net sales and earnings.

New Credit Agreement

On June 16, 2022, we entered into a credit agreement (the “Credit Agreement”) that provides for our $1,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”) that matures on June 16, 2027, unless extended. The Credit Agreement replaced our prior $1,000.0 unsecured revolving credit facility maturing on March 29, 2024 that was entered into on March 29, 2018. We continue to have the ability to increase our borrowing up to an additional $750.0, subject to lender commitments and certain conditions as described in the Credit Agreement. Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $1,000.0 commercial paper program.

5.00% Senior Notes due June 15, 2052

On June 2, 2022, we issued $500.0 aggregate principal amount of 5.00% Senior Notes due 2052 (the “2052 Notes”). The 2052 Notes were issued under the second supplemental indenture (the “Second Supplemental Indenture”), dated June 2, 2022, to the indenture dated December 10, 2021 (the “Indenture”). In July 2022 a portion of the proceeds from the sale of the Notes were used to repay all of our outstanding $300.0 2.45% Senior Notes due August 1, 2022. The remaining proceeds will be used to pay a portion of the $400.0 outstanding 2.875% Senior Notes due October 1, 2022. The 2052 Notes will mature on June 15, 2052, unless earlier retired or redeemed pursuant to the terms of the Second Supplemental Indenture.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	June 30, 2022	Prior Year	June 30, 2021
Net Sales	$1,325.1	4.2%	$1,271.1
Gross Profit	$545.3	-1.2%	$552.2
Gross Margin	41.2%	-220 basis points	43.4%
Marketing Expenses	$102.9	-12.1%	$117.0
Percent of Net Sales	7.8%	-140 basis points	9.2%
Selling, General & Administrative Expenses	$180.8	32.5%	$136.5
Percent of Net Sales	13.6%	290 basis points	10.7%
Income from Operations	$261.6	-12.4%	$298.7
Operating Margin	19.8%	-370 basis points	23.5%
Net income per share - Diluted	$0.76	-12.6%	$0.87

	Six Months Ended	Change vs.	Six Months Ended
	June 30, 2022	Prior Year	June 30, 2021
Net Sales	$2,622.3	4.5%	$2,510.0
Gross Profit	$1,097.8	-0.5%	$1,103.1
Gross Margin	41.9%	-210 basis points	44.0%
Marketing Expenses	$204.8	-5.1%	$215.7
Percent of Net Sales	7.8%	-80 basis points	8.6%
Selling, General & Administrative Expenses	$350.7	22.6%	$286.1
Percent of Net Sales	13.4%	200 basis points	11.4%
Income from Operations	$542.3	-9.8%	$601.3
Operating Margin	20.7%	-330 basis points	24.0%
Net income per share - Diluted	$1.59	-9.7%	$1.76

Diluted Net Income per share was $0.76 in the second quarter of 2022 as compared to $0.87 in the second quarter of 2021. Diluted Net Income per share was $1.59 in the first six months of 2022 as compared to $1.76 in the same period in 2021.

During the second quarter of 2021 we decreased the fair value of our business acquisition liability associated with the 2019 acquisition of the FLAWLESS hair removal business (the “Flawless Acquisition”) by $38.0 ($28.5 after tax or $0.11 diluted per share), for a total net reduction of $57.0 ($42.8 after tax or $0.16 diluted per share) for the six months ended June 30, 2021, based on updated sales forecasts. The business acquisition liability adjustments were recorded as a reduction in SG&A expense.

Net Sales

Net sales for the quarter ended June 30, 2022 were $1,325.1, an increase of $54.0 or 4.2% as compared to the same period in 2021. Net sales for the six months ended June 30, 2022 were $2,622.3, an increase of $112.3 or 4.5% over the comparable six month period of 2021. The components of the net sales increase are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consolidated	2022	2022
Product volumes sold	(2.9%)	(4.1%)
Pricing/Product mix	6.3%	7.2%
Foreign exchange rate fluctuations	(1.0%)	(0.7%)
Acquired product lines (1)	1.8%	2.1%
Net Sales increase	4.2%	4.5%

(1)
On December 24, 2021, we acquired all of the outstanding equity of Dr. Harold Katz, LLC and HK-IP International, Inc., the owners of the THERABREATH brand of oral care products (the “TheraBreath Acquisition”). The results of this acquisition are included in our results since the date of acquisition.

For both the three and six months ended June 30, 2022, the volume change reflects decreased product unit sales in the Consumer Domestic and Specialty Products (“SPD”) segments, offset by increased product unit sales in the Consumer International segment. For both the three and six months ended June 30, 2022, price/mix was favorable in all three segments.

Gross Profit / Gross Margin

Our gross profit was $545.3 for the three months ended June 30, 2022, a $6.9 decrease as compared to the same period in 2021. Gross margin decreased 220 basis points (“bps”) in the second quarter of 2022 compared to the same period in 2021, due to the impact of higher manufacturing costs including labor and commodities of 460 bps, higher transportation costs of 80 bps, higher inventory reserves of 60 bps and unfavorable foreign exchange of 10 bps, offset by favorable price/volume/mix of 270 bps, the impact of productivity programs of 100 bps, and business acquisition benefits of 20 bps. Gross profit was $1,097.8 for the six months ended June 30, 2022, a $5.3 decrease compared to the same period in 2021. Gross margin decreased 210 bps in the first six months of 2022 compared to the same period in 2021, due to the impact of higher manufacturing costs including labor and commodities of 460 bps, higher transportation costs of 90 bps, higher inventory reserves of 30 bps and unfavorable foreign exchange of 10 bps, offset by favorable price/volume/mix of 270 bps, the impact of productivity programs of 90 bps, and business acquisition benefits of 20 bps.

Operating Expenses

Marketing expenses for the three months ended June 30, 2022 were $102.9, a decrease of $14.1 or 12.1% as compared to the same period in 2021. Marketing expenses as a percentage of net sales in the second quarter of 2022 decreased by 140 bps to 7.8% as compared to 9.2% in the same period in 2021 due to 100 bps on lower expenses, primarily related to our personal care products due to low fill rates, and 40 bps of leverage on higher net sales. Marketing expenses for the six months ended June 30, 2022 were $204.8, a decrease of $10.9 or 5.1% as compared to the same period in 2021. Marketing expenses as a percentage of net sales for the first six months of 2022 decreased by 80 bps to 7.8% as compared to 8.6% in the same period in 2021 due to 40 bps of leverage on higher net sales and 40 bps on lower expenses.

SG&A expenses were $180.8 in the second quarter of 2022, an increase of $44.3 or 32.5% as compared to the same period in 2021. SG&A as a percentage of net sales increased 290 bps to 13.6% in the second quarter of 2022 as compared to 10.7% in the same period in 2021. The increase is due to 330 bps on higher expenses, offset by 40 bps of leverage associated with higher sales. The higher expenses for the three-month period ended June 30, 2022 are primarily due to the prior year reduction in the fair value of the Flawless business acquisition liability of $38.0 which reduced SG&A expenses in 2021. SG&A expenses for the first six months of 2022 were $350.7, an increase of $64.6 or 22.6% as compared to the same period in 2021. SG&A as a percentage of net sales increased 200 bps to 13.4% in the first six months of 2022 compared to 11.4% in 2021 due to 250 bps on higher expenses, offset by 50 bps of leverage associated with higher sales. The higher expenses for the six-month period ended June 30, 2022 are primarily due to the prior year reduction in the fair value of the Flawless business acquisition liability of $57.0 which reduced SG&A expenses in 2021.

Other (income) expense, net was nominal for the three and six months ended June 30, 2022 and 2021.

Interest expense for the three and six months ended June 30, 2022 increased $5.2 and $7.8 to $19.3 and $35.9, respectively, as compared to the same periods in 2021, primarily due to higher average debt outstanding.

Income Taxes

The effective tax rate for the three months ended June 30, 2022 was 24.1%, compared to 24.0% in the same period in 2021.

The effective tax rate for the six months ended June 30, 2022 was 23.6%, compared to 24.1% in the same period in 2021. The decrease in the tax rate is primarily due to higher stock option exercises.

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

The Corporate segment income consists of equity in earnings of affiliates. As of June 30, 2022, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively. Our equity in earnings of Armand and ArmaKleen, totaling $3.9 and $2.8 for the three months ended June 30, 2022 and 2021, respectively, and $6.3 and $5.4 for the six months ended June 30, 2022 and 2021, respectively, are included in the Corporate segment. Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and six months ended June 30, 2022 and June 30, 2021 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Second Quarter 2022	$1,004.7	$230.5	$89.9	$0.0	$1,325.1
Second Quarter 2021	959.7	226.8	84.6	0.0	1,271.1
First Six Months of 2022	$1,999.8	$445.1	$177.4	$0.0	$2,622.3
First Six Months of 2021	1,902.1	443.2	164.7	0.0	2,510.0

Income before Income Taxes(2)
Second Quarter 2022	$201.7	$28.5	$12.4	$3.9	$246.5
Second Quarter 2021(4)	234.2	38.2	12.1	2.8	287.3
First Six Months of 2022	$424.4	$58.1	$23.9	$6.3	$512.7
First Six Months of 2021(4)	475.1	76.4	21.4	5.4	578.3

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.8 and $2.6 for the three months ended June 30, 2022 and June 30, 2021, respectively, and were $8.6 and $5.2 for the six months ended June 30, 2022 and June 30, 2021, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.
(3)
Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and six months ended June 30, 2022 and June 30, 2021.
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

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Household Products	$572.8	$523.0	$1,093.3	$1,018.2
Personal Care Products	431.9	436.7	906.5	883.9
Total Consumer Domestic	1,004.7	959.7	1,999.8	1,902.1
Total Consumer International	230.5	226.8	445.1	443.2
Total SPD	89.9	84.6	177.4	164.7
Total Consolidated Net Sales	$1,325.1	$1,271.1	$2,622.3	$2,510.0

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the second quarter of 2022 were $1,004.7, an increase of $45.0 or 4.7% as compared to the same period in 2021. Consumer Domestic net sales for the six months ended June 30, 2022 were $1,999.8, an increase of $97.7 or 5.1% as compared to the same period in 2021. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer Domestic	2022	2022
Product volumes sold	(4.4%)	(5.2%)
Pricing/Product mix	6.8%	7.7%
Acquired product lines (1)	2.3%	2.6%
Net Sales increase	4.7%	5.1%

(1)
Includes the TheraBreath Acquisition since the date of acquisition.

The increase in net sales for the three months ended June 30, 2022, reflects the impact of the TheraBreath® Acquisition, and higher net sales in ARM & HAMMER® Liquid Detergent, ARM & HAMMER® Cat Litter, BATISTE® dry shampoo, OXICLEAN® Versatile Stain Remover, and ZICAM™ zinc supplements, offset by declines in VITAFUSION® and L’IL CRITTERS® gummy vitamins, FLAWLESS® Hair Removal Products and WATERPIK® Shower Heads. The increase in net sales for the six-month period ending June 30, 2022, reflects the impact of the TheraBreath® Acquisition, and higher net sales in ARM & HAMMER® Liquid Detergent, ARM & HAMMER® Cat Litter, OXICLEAN® Powder, and BATISTE® dry shampoo, offset by declines in FLAWLESS® Hair Removal Products, WATERPIK® Shower Heads, and VITAFUSION® and L’IL CRITTERS® gummy vitamins.

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

While management has implemented strategies to address the risk, including lowering our production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value. More recently, TROJAN has experienced a recovery in sales and profits as it has benefited from an easing of COVID-19 social restrictions which led to an increase in sexual activity. We expect this trend will continue with the adoption of vaccines, the reduction of social distancing restrictions and the benefit of management strategies to improve sales and profitability.

Consumer Domestic income before income taxes for the second quarter of 2022 was $201.7, a $32.5 decrease as compared to the second quarter of 2021. The decrease is due primarily to higher manufacturing and distribution expenses of $39.4, higher SG&A expenses of $36.5 (primarily due to the prior year reduction in the fair value of the Flawless business acquisition liability of $32.3), the impact of lower sales volumes of $12.0, and higher interest and other expenses of $4.5, offset by a favorable price/mix of $46.9 and lower marketing expenses of $13.0. For the six-month period ended June 30, 2022, income before income taxes was $424.4, a $50.7 decrease as compared to the first six months of 2021. The decrease is due primarily to higher manufacturing and distribution expenses of $91.9, higher SG&A expenses of $52.3 (primarily due to the prior year reduction in the fair value of the Flawless business acquisition liability of $48.4), the impact of lower sales volumes of $28.6, and higher interest and other expenses of $6.8, offset by a favorable price/mix of $120.8 and lower marketing expenses of $8.1.

Consumer International

Consumer International net sales were $230.5 in the second quarter of 2022, an increase of $3.7 or 1.6% as compared to the same period in 2021. Consumer International net sales in the first six months of 2022 were $445.1, an increase of $1.9 or 0.4% as compared to the same period in 2021. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer International	2022	2022
Product volumes sold	3.6%	0.1%
Pricing/Product mix	2.9%	3.4%
Foreign exchange rate fluctuations	(5.6%)	(3.9%)
Acquired product lines (1)	0.7%	0.8%
Net Sales increase	1.6%	0.4%

(1)
Includes the TheraBreath Acquisition since the date of acquisition.

Excluding the impact of foreign exchange rates, sales were higher in the second quarter ended June 30, 2022 for BATISTE in Europe, VITAFUSION and L’IL CRITTERS gummy vitamins and BATISTE in Canada, CURASH and BATISTE in Australia, and growth across the Global Markets Group (“GMG”) business. The increase in net sales for the six-month period ending June 30, 2022 is driven by BATISTE and STERIMAR in Europe, VMS, STERIMAR, BATISTE, and OXICLEAN in GMG, CAT LITTER, GRAVOL, and VMS in Canada, and CURASH in Australia.

Consumer International income before income taxes was $28.5 in the second quarter of 2022, a $9.7 decrease as compared to the second quarter of 2021. Higher manufacturing and commodity costs of $8.1, higher SG&A expenses of $7.2 (primarily due to the prior year reduction in fair value of the Flawless business acquisition liability of $5.7), unfavorable foreign exchange rates of $3.0, higher marketing expenses of $0.5 and higher interest and other expenses of $0.1, were offset by the impact of higher sales volumes of $5.7 and a favorable price/mix of $3.5. For the first six months of 2022, income before income taxes was $58.1, an $18.3 decrease as compared to the same period in 2021. Higher manufacturing and commodity costs of $14.2, higher SG&A expenses of $9.5 (primarily due to the prior year reduction in fair value of the Flawless business acquisition liability of $8.6), unfavorable foreign exchange rates of $4.5, higher marketing expenses of $0.4 and higher interest and other expenses of $0.3, were partially offset by a favorable price/mix of $8.3 and the impact of higher sales volumes of $2.6.

Specialty Products (“SPD”)

SPD net sales were $89.9 in the second quarter of 2022, an increase of $5.3 or 6.3% as compared to the same period in 2021. SPD net sales were $177.4 for the first six months of 2022, an increase of $12.7, or 7.7% as compared to the same period in 2021. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - SPD	2022	2022
Product volumes sold	(4.1%)	(3.2%)
Pricing/Product mix	10.4%	10.9%
Net Sales increase	6.3%	7.7%

Net sales increased in the three and six months ended June 30, 2022 primarily due to higher pricing in our dairy and specialty chemicals segments in response to rising costs and higher volumes for our non-dairy segment.

SPD income before income taxes was $12.4 in the second quarter of 2022, an increase of $0.3 as compared to the same period in 2021 due to favorable price/product mix of $7.6, offset by unfavorable manufacturing costs of $5.8, higher SG&A and higher other expenses of $0.7, lower volumes of $0.4 and higher marketing costs of $0.4. SPD income before income taxes was $23.9 in the first six months of 2022, an increase of $2.5 as compared to the same period in 2021 due primarily to favorable price/product mix of $18.3, offset by unfavorable manufacturing costs of $14.1, higher SG&A costs of $0.8, higher other expenses of $0.6, and higher marketing expenses of $0.3.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the three and six months of 2022 and 2021. The Corporate segment income before income taxes was $3.9 in the second quarter of 2022, as compared to $2.8 in the same period in 2021. The Corporate segment income before income taxes was $6.3 for the first six months of 2022, as compared to $5.4 in the same period in 2021.

Liquidity and Capital Resources

On June 16, 2022, we entered into a credit agreement (the “Credit Agreement”) that provides for our $1,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”) that matures on June 16, 2027, unless extended. The Credit Agreement replaced the our prior $1,000.0 unsecured revolving credit facility maturing on March 29, 2024 that was entered into on March 29, 2018. We continue to have the ability to increase our borrowing up to an additional $750.0, subject to lender commitments and certain conditions as described in the Credit Agreement. Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $1,000.0 commercial paper program.

As of June 30, 2022, we had $639.7 in cash and cash equivalents, and approximately $1,496.0 available through the Revolving Credit Facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

On June 2, 2022, we issued $500.0 aggregate principal amount of 5.00% Senior Notes due 2052 (the “2052 Notes”). The 2052 Notes were issued under the second supplemental indenture (the “Second Supplemental Indenture”), dated June 2, 2022, to the indenture dated December 10, 2021 (the “Indenture”). In July 2022 a portion of the proceeds from the sale of the Notes were used to repay all of our outstanding $300.0 2.45% Senior Notes due August 1, 2022. The remaining proceeds will be used to pay a portion of the $400.0 outstanding 2.875% Senior Notes due October 1, 2022. The 2052 Notes will mature on June 15, 2052, unless earlier retired or redeemed pursuant to the terms of the Second Supplemental Indenture.

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

In December 2021, we executed open market purchases of 1.8 million shares for $170.3, inclusive of fees, of which $100.0 was purchased under the evergreen share repurchase program and $70.3 was purchased under the 2021 Share Repurchase Program. In December 2021, we also entered into an accelerated share repurchase ("ASR") contract with a commercial bank to purchase Common Stock. We paid $200.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $180.0, or 1.8 million. We used cash on hand and short-term borrowings to fund the initial purchase price. Upon the completion of the ASR, which ended in February 2022, the bank delivered an additional 0.2 million shares. The final shares delivered to us were determined by the average price per share paid by the bank during the purchase period. All 2.0 million shares were purchased under the 2021 Share Repurchase Program.

As a result of our recent stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of June 30, 2022.

On January 28, 2022, the Board declared a 4% increase in the regular quarterly dividend from $0.2525 to $0.2625 per share, equivalent to an annual dividend of $1.05 per share. The increase raises the annual dividend payout from $248.0 to approximately $255.0. For the three and six months ended June 30, 2022, we paid dividends of $63.7 and $127.4, respectively.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due and pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $180.0 in 2022 primarily for manufacturing capacity investments in laundry and litter to support expected future sales growth. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Six Months Ended
	June 30,	June 30,
	2022	2021
Net cash provided by operating activities	$310.4	$344.3
Net cash used in investing activities	$(39.8)	$(47.6)
Net cash used in financing activities	$132.2	$(329.8)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the six months ended June 30, 2022 decreased by $33.9 to $310.4 as compared to $344.3 in the same period in 2021 due to an increase in working capital and lower cash earnings (net income adjusted for non-cash items). The increase in working capital is primarily related to higher inventory levels for Waterpik and VMS as well as raw materials to ensure adequate supply, partially offset by the change in accruals related to incentive compensation and marketing and accounts payable related to inventory purchases. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended June 30, 2022 and 2021:

	As of
	June 30, 2022	June 30, 2021	Change
Days of sales outstanding in accounts receivable ("DSO")	27	28	(1)
Days of inventory outstanding ("DIO")	73	69	4
Days of accounts payable outstanding ("DPO")	76	70	(6)
Cash conversion cycle	24	27	(3)

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, decreased 3 days from the prior year as changes in accrual balances and payment term extensions offset higher inventory levels. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2022 was $39.8, primarily reflecting $38.8 for property, plant and equipment additions. Net cash used in investing activities during the first six months of 2021 was $47.6, primarily reflecting $43.3 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash provided by financing activities during the first six months of 2022 was $132.2 reflecting $250.3 of net debt borrowings, and $16.9 of proceeds from stock option exercises, less $127.4 of cash dividend payments and $7.6 of deferred financing costs. Net cash used in financing activities during the first six months of 2021 was $329.8, reflecting $218.4 of net debt payments and $123.8 of cash dividend payments, less $12.5 of proceeds from stock option exercises.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of the COVID-19 pandemic and the Company’s response; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; recessionary conditions, consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, tariffs, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes and the lapse of applicable statutes of limitations; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; and the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect. In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; other impacts of the COVID-19 pandemic and its impact on the Company’s operations, customers, suppliers, employees, and other constituents, and market volatility and impact on the economy (including causing recessionary conditions), resulting from global, nationwide or local or regional outbreaks or increases in infections, new variants, and the risk that the Company will not be able to successfully execute its response plans with respect to the pandemic or localized outbreaks and the corresponding uncertainty; the impact of regulatory changes or policies associated with the COVID-19 pandemic, including continuing or renewed shutdowns of retail and other businesses in various jurisdictions; the impact of the CARES Act and other governmental actions; the impact on the global economy of the military conflict between Russia and Ukraine, including the impact of export controls and other economic sanctions; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices, including as a result of the military conflict between Russia and Ukraine; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of supply chain disruptions; the impact of inclement weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; transition to, and shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs, including the actual and potential effect of tariffs on Chinese goods imposed by the United States; increased or changing regulation regarding the Company’s products in the United States and other countries where it or its suppliers operate; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment.

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

During the second quarter of 2022 the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs. The following table contains information for shares repurchased during the second quarter of 2022, which was solely due to shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

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

As a result of the Company’s recent stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
4/1/2022 to 4/30/2022	-	$-	-	$729,727,297
5/1/2022 to 5/31/2022	484	88.75	-	$729,727,297
6/1/2022 to 6/30/2022	-	-	-	$729,727,297
Total	484	$88.75	-

ITEM 6. EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on June 30, 2020.

	(3.2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 30, 2021.

	(3.3)	By-laws of the Company, amended and restated as of May 1, 2020, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on May 1, 2020.

(4.1)

Second Supplemental Indenture, dated June 2, 2022, between Church & Dwight Co., Inc. and Deutsche Bank Trust Company Americas, as trustee, relating to the 5.00% Senior Notes due 2052, incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on June 2, 2022.

	(10.1)	Church & Dwight Co., Inc. Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 29, 2022.

(10.2)

Form of Non-Qualified Stock Option Grant Agreement Under the Church & Dwight Co., Inc. Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 3, 2022.

(10.3)

Credit Agreement, dated June 16, 2022, among Church & Dwight Co., Inc., the initial lenders named therein, Bank of America, N.A., as lead administrative agent, swing line lender, and L/C issuer, Wells Fargo Bank, National Association, as co-administrative agent and syndication agent, and Truist Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 21, 2022.

(10.4)

First Amendment to Credit Agreement dated June 16, 2022, among Church & Dwight Co., Inc., the lenders named therein, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on June 21, 2022.

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

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	July 29, 2022	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	July 29, 2022	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)