Form 10-Q
period 2022-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2022-10-28
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of October 26, 2022, there were 243,868,347 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	35

1A.	Risk Factors	35

2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

6.	Exhibits	37

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net Sales	$1,317.3	$1,311.4	$3,939.6	$3,821.4
Cost of sales	767.6	732.2	2,292.1	2,139.1
Gross Profit	549.7	579.2	1,647.5	1,682.3
Marketing expenses	140.7	160.9	345.5	376.6
Selling, general and administrative expenses	155.1	116.9	505.8	403.0
Income from Operations	253.9	301.4	796.2	902.7
Equity in earnings of affiliates	3.7	2.0	10.0	7.4
Investment earnings, net	1.5	0.0	1.8	0.1
Other income (expense), net	(0.9)	(0.7)	(1.2)	(1.1)
Interest expense	(23.7)	(13.4)	(59.6)	(41.5)
Income before Income Taxes	234.5	289.3	747.2	867.6
Income taxes	47.4	58.9	168.6	198.2
Net Income	$187.1	$230.4	$578.6	$669.4

Weighted average shares outstanding - Basic	242.8	245.3	242.7	245.2
Weighted average shares outstanding - Diluted	246.0	249.8	246.4	249.9
Net income per share - Basic	$0.77	$0.94	$2.38	$2.73
Net income per share - Diluted	$0.76	$0.92	$2.35	$2.68
Cash dividends per share	$0.26	$0.25	$0.79	$0.76

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net Income	$187.1	$230.4	$578.6	$669.4
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(13.3)	(5.1)	(27.8)	(4.7)
Defined benefit plan adjustments gain (loss)	0.0	0.0	1.9	(0.7)
Income (loss) from derivative agreements	14.3	10.0	48.0	22.1
Other comprehensive income (loss)	1.0	4.9	22.1	16.7
Comprehensive income	$188.1	$235.3	$600.7	$686.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$437.6	$240.6
Accounts receivable, less allowances of $4.0 and $5.5	391.3	405.5
Inventories	675.3	535.4
Other current assets	60.2	51.9
Total Current Assets	1,564.4	1,233.4

Property, Plant and Equipment, Net	716.3	652.7
Equity Investment in Affiliates	11.9	9.1
Trade Names and Other Intangibles, Net	3,404.1	3,494.3
Goodwill	2,270.7	2,274.5
Other Assets	320.4	332.5
Total Assets	$8,287.8	$7,996.5

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$3.3	$252.8
Current portion of long-term debt	400.0	699.4
Accounts payable and accrued expenses	1,032.0	1,119.7
Income taxes payable	15.3	3.3
Total Current Liabilities	1,450.6	2,075.2

Long-term Debt	2,104.4	1,610.7
Deferred Income Taxes	738.9	745.1
Deferred and Other Long-term Liabilities	272.1	298.3
Business Acquisition Liabilities	34.0	34.0
Total Liabilities	4,600.0	4,763.3

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 292,855,100 shares issued as of September 30, 2022 and December 31, 2021	292.8	292.8
Additional paid-in capital	355.9	310.3
Retained earnings	5,753.4	5,366.0
Accumulated other comprehensive loss	(46.1)	(68.2)
Common stock in treasury, at cost: 49,896,366 shares as of September 30, 2022 and 50,309,124 shares as of December 31, 2021	(2,668.2)	(2,667.7)
Total Stockholders' Equity	3,687.8	3,233.2
Total Liabilities and Stockholders' Equity	$8,287.8	$7,996.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash Flow From Operating Activities
Net Income	$578.6	$669.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	50.1	51.3
Amortization expense	110.5	113.6
Change in fair value of business acquisition liabilities	0.0	(98.0)
Deferred income taxes	(12.7)	32.8
Equity in net earnings of affiliates	(10.0)	(7.4)
Distributions from unconsolidated affiliates	7.2	7.5
Non-cash compensation expense	22.0	20.3
Other	(1.5)	5.8
Change in assets and liabilities:
Accounts receivable	(1.7)	(12.0)
Inventories	(152.7)	(59.9)
Other current assets	4.7	6.1
Accounts payable and accrued expenses	(56.0)	(50.8)
Income taxes payable	16.5	(10.3)
Other operating assets and liabilities, net	(20.9)	(14.8)
Net Cash Provided By Operating Activities	534.1	653.6
Cash Flow From Investing Activities
Additions to property, plant and equipment	(98.1)	(64.1)
Other	(2.6)	(5.6)
Net Cash Used In Investing Activities	(100.7)	(69.7)
Cash Flow From Financing Activities
Long-term debt borrowings	499.8	0.0
Long-term debt (repayments)	(300.0)	(300.0)
Short-term debt (repayments), net of borrowings	(249.5)	(71.6)
Proceeds from stock options exercised	22.4	26.9
Payment of cash dividends	(191.2)	(185.8)
Purchase of treasury stock	0.0	(54.9)
Deferred financing and other	(7.5)	0.0
Net Cash Provided By (Used In) Financing Activities	(226.0)	(585.4)
Effect of exchange rate changes on cash and cash equivalents	(10.4)	(1.6)
Net Change In Cash and Cash Equivalents	197.0	(3.1)
Cash and Cash Equivalents at Beginning of Period	240.6	183.1
Cash and Cash Equivalents at End of Period	$437.6	$180.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash paid during the period for:
Interest (net of amounts capitalized)	$54.0	$45.4
Income taxes	$165.5	$175.7
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$34.4	$11.2

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY-CONTINUED

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2021	292.8	(50.3)	$292.8	$310.3	$5,366.0	$(68.2)	$(2,667.7)	$3,233.2
Net income	0.0	0.0	0.0	0.0	204.4	0.0	0.0	204.4
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	15.0	0.0	15.0
Cash dividends	0.0	0.0	0.0	0.0	(63.7)	0.0	0.0	(63.7)
Stock purchases	0.0	(0.2)	0.0	20.0	0.0	0.0	(20.0)	0.0
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	3.9	0.0	0.0	10.1	14.0
March 31, 2022	292.8	(50.2)	$292.8	$334.2	$5,506.7	$(53.2)	$(2,677.6)	$3,402.9
Net income	0.0	0.0	0.0	0.0	187.1	0.0	0.0	187.1
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	6.1	0.0	6.1
Cash dividends	0.0	0.0	0.0	0.0	(63.7)	0.0	0.0	(63.7)
Stock based compensation expense and stock option plan transactions	0.0	0.2	0.0	15.9	0.0	0.0	6.1	22.0
June 30, 2022	292.8	(50.0)	$292.8	$350.1	$5,630.1	$(47.1)	$(2,671.5)	$3,554.4
Net income	0.0	0.0	0.0	0.0	187.1	0.0	0.0	187.1
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	1.0	0.0	1.0
Cash dividends	0.0	0.0	0.0	0.0	(63.8)	0.0	0.0	(63.8)
Stock based compensation expense and stock option plan transactions	0.0	0.1	0.0	5.8	0.0	0.0	3.3	9.1
September 30, 2022	292.8	(49.9)	$292.8	$355.9	$5,753.4	$(46.1)	$(2,668.2)	$3,687.8

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

The Company incurred research and development expenses in the third quarter of 2022 and 2021 of $29.2 and $27.7, respectively. The Company incurred research and development expenses in the first nine months of 2022 and 2021 of $80.9 and $77.2, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

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

Recent Accounting Pronouncements Not Yet Adopted

In September 2022, the FASB issued new accounting guidance intended to add certain qualitative and quantitative disclosure requirements for a buyer in a supplier finance program. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of adoption, which is expected to result in additional disclosures in 2023.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.
Inventories

Inventories consist of the following:

	September 30,	December 31,
	2022	2021
Raw materials and supplies	$145.1	$116.2
Work in process	51.6	40.0
Finished goods	478.6	379.2
Total	$675.3	$535.4

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	September 30,	December 31,
	2022	2021
Land	$28.1	$28.3
Buildings and improvements	292.2	290.8
Machinery and equipment	851.9	828.9
Software	110.6	107.8
Office equipment and other assets	93.8	92.7
Construction in progress	175.7	104.3
Gross PP&E	1,552.3	1,452.8
Less accumulated depreciation and amortization	836.0	800.1
Net PP&E	$716.3	$652.7

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Depreciation expense on PP&E	$16.7	$17.2	$50.1	$51.3

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding - basic	242.8	245.3	242.7	245.2
Dilutive effect of stock options	3.2	4.5	3.7	4.7
Weighted average common shares outstanding - diluted	246.0	249.8	246.4	249.9
Antidilutive stock options outstanding	3.0	1.6	3.0	1.6

6.
Stock Based Compensation Plans

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2021	11.3	$58.83
Granted	1.5	85.21
Exercised	(0.6)	40.81
Cancelled	(0.3)	78.76
Outstanding at September 30, 2022	11.9	$62.53	5.9	$159.0
Exercisable at September 30, 2022	7.3	$50.77	4.2	$159.0

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Intrinsic Value of Stock Options Exercised	$3.3	$12.0	$29.6	$30.8
Stock Compensation Expense Related to Stock Option Awards	$4.1	$3.4	$21.6	$19.9
Issued Stock Options	0.0	0.0	1.5	1.5
Weighted Average Fair Value of Stock Options issued (per share)	$0.0	$0.0	$21.48	$17.33
Fair Value of Stock Options Issued	$0.0	$0.0	$32.7	$26.1

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Risk-free interest rate	-	-	2.9%	1.3%
Expected life in years	-	-	7.1	7.2
Expected volatility	-	-	21.7%	20.7%
Dividend yield	-	-	1.2%	1.2%

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

As a result of the Company’s recent stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of September 30, 2022.

8.
Fair Value Measurements

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021:

		September 30, 2022		December 31, 2021
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$192.0	$192.0	$17.1	$17.1
Financial Liabilities:
Short-term borrowings	Level 2	3.3	3.3	252.8	252.8
2.45% Senior notes due August 1, 2022	Level 2	0.0	0.0	300.0	302.9
2.875% Senior notes due October 1, 2022	Level 2	400.0	400.0	399.9	406.4
Term loan due December 22, 2024	Level 2	400.0	400.0	400.0	400.0
3.15% Senior notes due August 1, 2027	Level 2	424.8	387.7	424.7	450.1
2.3% Senior notes due December 15, 2031	Level 2	399.2	313.2	399.2	403.5
3.95% Senior notes due August 1, 2047	Level 2	397.6	313.5	397.5	471.6
5.00% Senior notes due June 15, 2052	Level 2	499.8	458.3	0.0	0.0
Interest Rate Lock Agreement (asset) liability	Level 2	(12.5)	(12.5)	41.6	41.6
Business Acquisition Liabilities	Level 3	34.0	34.0	34.0	34.0

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the nine months ended September 30, 2022.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The business acquisition liabilities represent the estimated fair value of additional future contingent consideration payable for acquisitions of businesses that included contingent consideration clauses. The fair value of business acquisition liabilities is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs. As of both September 30, 2022 and December 31, 2021, the Company had a business acquisition liability of $20.0 in connection with the Zicam Acquisition and a $14.0 business acquisition liability in connection with the TheraBreath Acquisition (both of which are defined in Note 10). Any amount that may be due for the Zicam business acquisition liability is payable five years from the closing date. Any amount that may be due for the TheraBreath business acquisition liability is payable in installments between two and four years from the closing.

The interest rate lock agreements outstanding as of December 31, 2021 were used to hedge the risk of changes in the interest payments associated with the 5.0% Senior Notes due June 15, 2052. These agreements were settled in the second quarter of 2022 for a loss of $4.2, which will be amortized into interest expense over ten years. The Company has entered into additional interest rate lock agreements in the third quarter of 2022 which are used to hedge the risk of changes in the interest payments associated with the anticipated issuance of debt in the fourth quarter of 2022.

The carrying amounts of Accounts Receivable, and Accounts Payable and Accrued Expenses, approximated estimated fair values as of September 30, 2022 and December 31, 2021.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign exchange contracts	$219.9	$216.3
Interest rate lock agreements	$500.0	$300.0
Diesel fuel contracts	3.9 gallons	0.0 gallons
Commodities contracts	8.6 pounds	72.1 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$5.9	$5.9
Equity derivatives	$23.8	$28.9

Excluding the interest rate lock agreements, the fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the three and nine months ended September 30, 2022. The interest rate lock agreements outstanding at December 31, 2021 were settled in the second quarter of 2022 for a loss of $4.2, which will be amortized into interest expense over ten years. The Company has entered into additional interest rate lock agreements in the third quarter of 2022 which are used to hedge the risk of changes in the interest payments associated with the anticipated issuance of debt in the fourth quarter of 2022.

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

11.
Goodwill and Other Intangibles, Net

The following table provides information related to the carrying value of all intangible assets, other than goodwill:

	September 30, 2022			December 31, 2021
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Trade Names	$1,384.7	$(384.5)	$1,000.2	$1,386.7	$(336.2)	$1,050.5
Customer Relationships	664.0	(349.3)	314.7	664.0	(322.4)	341.6
Patents/Formulas	239.1	(110.6)	128.5	239.1	(99.4)	139.7
Total	$2,287.8	$(844.4)	$1,443.4	$2,289.8	$(758.0)	$1,531.8

Indefinite Lived Intangible Assets - Gross Carrying Amount

	September 30,	December 31,
	2022	2021
Trade Names	$1,960.7	$1,962.5

Intangible amortization expense was $29.3 and $29.9 for the third quarter of 2022 and 2021, respectively. Intangible amortization expense amounted to $88.1 and $90.9 for the first nine months of 2022 and 2021, respectively. The Company estimates that intangible amortization expense will be approximately $117.0 in 2022 and approximately $115.0 to $107.0 annually over the next five years.

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

Recently, the Company’s global FLAWLESS business has experienced declining customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation. In addition, the FLAWLESS business has also started to experience margin contraction as the Company has been unable to implement price increases in a highly competitive category to offset higher labor, material and transportation costs. These factors have resulted in a reduction in expected future cash flows that, if these factors persist or continue to worsen, may result in cash flows that are not sufficient to recover the carrying value of the long-lived assets of the business. The projected cash flows exceed the carrying value of the long lived assets by slightly more than 10%. The key assumptions used to determine the projected cash flows include revenue, gross margin and marketing expense assumptions based on recent trends, including the reduction in customer demand for discretionary products and declining gross margins that FLAWLESS has been experiencing. The carrying value of the long-lived assets for the FLAWLESS business is approximately $465.0 at September 30, 2022. These assets are being amortized over their remaining weighted average life of 16 years. The long-lived assets of the FLAWLESS business are susceptible to impairment risk based on the factors described above. While management can and has implemented strategies to address the risk, including lowering the Company’s production costs, investing in new product ideas, and developing new creative advertising, significant adverse changes in demand, operating plans or economic factors in the future could reduce the underlying cash flows that could trigger a future impairment charge.

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

The Company’s Passport Food Safety business has experienced sales and profit declines due to decreased demand driven by the COVID-19 pandemic and pressures from new competitive activities resulting from the loss of exclusivity on a key product line. In the fourth quarter of 2021, management’s review of the outlook for the Passport business indicated an assessment of the recoverability of the long-lived assets associated with the business was necessary. That review determined that the estimated future cash flows would not be sufficient to recover the carrying value of the assets resulting in an impairment of the associated tradename and other intangible assets of $11.3 in the fourth quarter of 2021. The charge was recorded in selling, general and administrative expenses. The assets have a current net book value of approximately $8.5 and are being amortized over their remaining weighted average life of 6 years. The Company is implementing strategies to address the decline in profitability. However, if unsuccessful, this decline could trigger an additional future impairment charge.

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2021	$1,899.8	$238.7	$136.0	$2,274.5
TheraBreath adjustment	0.5	(4.3)	0.0	(3.8)
Balance at September 30, 2022	$1,900.3	$234.4	$136.0	$2,270.7

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

A summary of the Company’s lease information is as follows:

		September 30,	December 31,
	Classification	2022	2021
Assets
Right of use assets	Other Assets	$166.7	$159.4

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$22.8	$24.4
Long-term lease liabilities	Deferred and Other Long-term Liabilities	155.5	146.6
Total lease liabilities		$178.3	$171.0

Other information
Weighted-average remaining lease term (years)		9.1	9.1
Weighted-average discount rate		4.4%	4.3%

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Statement of Income
Lease cost(1)	$7.7	$8.1	$23.1	$24.6

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications(2)	$9.5	$0.4	$26.8	$4.5
Cash paid for amounts included in the measurement of lease liabilities	$7.8	$8.0	$23.3	$24.5
(1)
Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first nine months of 2022 and 2021 was $18.0 and $19.1, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.
(2)
In September 2022, the Company amended its contract at one of its international locations. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $8.2 recorded in the third quarter of 2022. In June 2022, the Company amended its contract at one of its leased manufacturing facilities. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $15.2 recorded in the second quarter of 2022.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2022	$8.1
2023	28.6
2024	27.2
2025	26.1
2026	18.7
2027 and thereafter	112.1
Total future minimum lease commitments	220.8
Less: Imputed interest	(42.5)
Present value of lease liabilities	$178.3

13.
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
Trade accounts payable	$655.6	$663.8
Accrued marketing and promotion costs	196.3	201.6
Accrued wages and related benefit costs	52.5	87.7
Other accrued current liabilities	127.6	166.6
Total	$1,032.0	$1,119.7

14.
Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	September 30,	December 31,
	2022	2021
Short-term borrowings
Commercial paper issuances	$0.0	$249.7
Various debt due to international banks	3.3	3.1
Total short-term borrowings	$3.3	$252.8

Long-term debt
2.45% Senior notes due August 1, 2022	0.0	300.0
2.875% Senior notes due October 1, 2022(1)	400.0	400.0
Less: Discount	0.0	(0.1)
Term loan due December 22, 2024	400.0	400.0
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.2)	(0.3)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.8)	(0.8)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.4)	(2.5)
5.00% Senior notes due June 15, 2052	500.0	0.0
Less: Discount	(0.2)	0.0
Debt issuance costs, net	(17.0)	(11.2)
Total long-term debt	2,504.4	2,310.1
Less: Current maturities	(400.0)	(699.4)
Net long-term debt	$2,104.4	$1,610.7

(1) In October 2022, the Company repaid the full amount of the 2.875% Senior Notes due October 1, 2022 with a portion of the proceeds from the 5.00% Senior notes issued on June 2, 2022 and due June 15, 2052 and cash on hand.

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

5.00% Senior Notes due June 15, 2052

On June 2, 2022, the Company issued $500.0 aggregate principal amount of 5.00% Senior Notes due 2052 (the “2052 Notes”). The 2052 Notes were issued under the second supplemental indenture (the “Second Supplemental Indenture”), dated June 2, 2022, to the indenture dated December 10, 2021 (the “Indenture”). In July 2022 a portion of the proceeds from the sale of the Notes were used to repay all of the Company's outstanding $300.0 2.45% Senior Notes due August 1, 2022. The remaining proceeds were used to pay a portion of the Company's $400.0 outstanding 2.875% Senior Notes due October 1, 2022. The 2052 Notes will mature on June 15, 2052, unless earlier retired or redeemed pursuant to the terms of the Second Supplemental Indenture.

15.
Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2020	$(26.4)	$0.0	$(51.2)	$(77.6)
Other comprehensive income (loss) before reclassifications	(4.7)	(0.9)	32.4	26.8
Amounts reclassified to consolidated statement of income (a) (b)	0.0	0.0	(2.9)	(2.9)
Tax benefit (expense)	0.0	0.2	(7.4)	(7.2)
Other comprehensive income (loss)	(4.7)	(0.7)	22.1	16.7
Balance at September 30, 2021	$(31.1)	$(0.7)	$(29.1)	$(60.9)

Balance at December 31, 2021	$(30.2)	$(0.6)	$(37.4)	$(68.2)
Other comprehensive income (loss) before reclassifications	(27.8)	2.5	66.1	40.8
Amounts reclassified to consolidated statement of income (a) (b)	0.0	0.0	(1.2)	(1.2)
Tax benefit (expense)	0.0	(0.6)	(16.9)	(17.5)
Other comprehensive income (loss)	(27.8)	1.9	48.0	22.1
Balance at September 30, 2022	$(58.0)	$1.3	$10.6	$(46.1)

(a)
Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.
(b)
The Company reclassified a gain of $0.9 and a gain of $2.5 to the condensed consolidated statements of income during the three months ended September 30, 2022 and 2021, respectively.

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

b. As of September 30, 2022, the Company had commitments of approximately $314.1. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of September 30, 2022, the Company had various guarantees and letters of credit totaling $5.0.

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

In connection with the Zicam Acquisition, which was acquired on December 1, 2020, the Company deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller. Any amount that may be due is payable five years from the closing.

In connection with the TheraBreath Acquisition, which was acquired on December 21, 2021, the Company deferred an additional cash payment of $14.0 related to certain indemnity obligations provided by the seller. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable in installments between two and four years from the closing.

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

17.
Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Purchases by Company	$10.9	$9.8	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.6	$0.8
Outstanding Accounts Receivable	$0.5	$0.4	$0.9	$0.5
Outstanding Accounts Payable	$1.6	$1.4	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.7	$1.6	$1.5	$1.5

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

The Corporate segment income consists of equity in earnings of affiliates. As of September 30, 2022, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively. The Company’s equity in earnings of Armand and ArmaKleen, totaling $3.7 and $2.0 for the three months ended September 30, 2022 and 2021, respectively, and $10.0 and $7.4 for the nine months ended September 30, 2022 and 2021, respectively, are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Third Quarter 2022	$1,010.4	$219.7	$87.2	$0.0	$1,317.3
Third Quarter 2021	998.1	227.0	86.3	0.0	1,311.4
First Nine Months of 2022	$3,010.2	$664.8	$264.6	$0.0	$3,939.6
First Nine Months of 2021	2,900.2	670.2	251.0	0.0	3,821.4

Income before Income Taxes(2)
Third Quarter 2022	$193.9	$22.7	$14.2	$3.7	$234.5
Third Quarter 2021(4)	238.6	34.5	14.2	2.0	289.3
First Nine Months of 2022	$618.3	$80.8	$38.1	$10.0	$747.2
First Nine Months of 2021(4)	713.7	110.9	35.6	7.4	867.6

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.9 and $2.6 for the three months ended September 30, 2022 and September 30, 2021, respectively, and were $12.5 and $7.8 for the nine months ended September 30, 2022 and September 30, 2021, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.
(3)
The Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and nine months ended September 30, 2022 and September 30, 2021.
(4)
Results for the three months ended September 30, 2021 include a $41.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $34.8 was recorded to Consumer Domestic and $6.2 was recorded to Consumer International. Results for the nine months ended September 30, 2021 include a $98.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $83.2 was recorded to Consumer Domestic and $14.8 was recorded to Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Household Products	$592.3	$535.5	$1,685.6	$1,553.7
Personal Care Products	418.1	462.6	1,324.6	1,346.5
Total Consumer Domestic	1,010.4	998.1	3,010.2	2,900.2
Total Consumer International	219.7	227.0	664.8	670.2
Total SPD	87.2	86.3	264.6	251.0
Total Consolidated Net Sales	$1,317.3	$1,311.4	$3,939.6	$3,821.4

Household Products include laundry, deodorizing and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

19. Subsequent Event

On August 31, 2022, the Company entered into an Agreement and Plan of Merger pursuant to which the Company agreed to acquire all of the issued and outstanding shares of capital stock of Hero Cosmetics, Inc., the developer of the Hero Mighty Patch® brand and other acne treatment products (the “Hero Acquisition”). The total consideration related to the Hero Acquisition, which is subject to adjustment, consists of a purchase price of approximately $565.0 million of cash (of which $8.0 million will be held back for five years to satisfy certain indemnification obligations) and approximately $65.0 million of restricted shares of the Company's common stock which will be recognized as compensation expense as the stock is subject to vesting requirements for individuals who will continue to be employed by the Company. The Hero Acquisition closed on October 13, 2022 and was financed with cash on hand and commercial paper borrowings. The Company is in the process of completing the initial purchase price allocation for the acquisition which will primarily consist of acquired intangibles. As such, required disclosures will be presented in future periods.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Supply Chain, Inflation, Labor, Consumer Demand and Competition

Since the beginning of the COVID-19 pandemic, the impacts to our business have been primarily supply chain related, including labor shortages and challenges with distribution and transportation, resulting in difficulty meeting consumer demand and significant broad-based cost inflation. In addition, government restrictions in China have further exacerbated global supply chain challenges and have had a negative impact on Chinese consumer demand for our products in China. As restrictions in China ease, we expect those impacts to our business in the future to be less severe. While it is difficult to predict with certainty when conditions may improve, we expect shortages and input cost inflation to continue at least throughout 2022.

To address challenges meeting customer demand for certain categories, including laundry detergent and litter, we have taken steps to increase our short-term manufacturing capacity for many of our products as well as our raw material and packaging capacity, and continue to work closely with our suppliers, contract manufacturers and retail partners to increase capacity and ensure sustained supply to keep pace with increased demand. We have also made investments in the expansion of long-term, in-house and third-party manufacturing capacity and are working to enlist additional suppliers that meet our quality specifications. While there is no assurance that these challenges will abate in the foreseeable future, or that the other measures we have or may implement will mitigate the impact of supply disruptions or rising costs, we continued to see an improvement in fill rates in the third quarter, particularly in the household category, and we expect those improvements to continue through the remainder of 2022 across most product categories.

To attempt to offset some of our cost pressures, we have enacted and continue to evaluate price increases in certain categories. However, we are also experiencing a decline in consumer spending for our most discretionary brands, Waterpik and Flawless, and a consumer shift to lower cost alternatives due primarily to inflationary and recessionary pressures. Most notably, a growing number of water flosser consumers have switched to more value-branded products. To address these demand shifts, we are taking steps to better manage production schedules and inventory levels for those products along with increasing promotional activities and marketing spend, as well as continuing efforts to develop lower cost water flosser alternatives. Our portfolio being comprised of 40% value products and our low exposure to private label should help us to mitigate against a potential recessionary environment. We expect share gains to continue as we invest in our brands and supply chain fill levels continue to improve.

In the vitamin category there continues to be a softening of growth from record high levels during the COVID-19 pandemic and significant product competition coming from new category entrants. The category has grown from about 10 competitors a decade ago to more than 50 of significance in recent years. Since 2019 alone, over 35 new brands have entered the gummy segment category. We continue to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending. However, there is no assurance this category will not decline in the future and that we will be able to offset any such decline.

Looking forward, the impact that these challenges will continue to have on our operational and financial performance will depend on future developments, including inflationary impacts, customer’s acceptance of all or a portion of any price increases, our continued ability to obtain an adequate supply of products and materials, the spread and severity of new COVID-19 variants, and the long-term impact of vaccines. Additionally, we may be impacted by our ability to recruit and retain a workforce and engage third-parties to manufacture and distribute our products, as well as any future government actions affecting employers and employees, consumers and the economy in general. The impact of any of these potential future developments are uncertain and difficult to predict considering the rapidly evolving landscape.

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

Russia - Ukraine War

The global economy continues to be negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products as well as financial and economic sanctions on certain industry sectors and parties in Russia and Belarus. We have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy including European energy market access to Russian energy sources. Further escalation of geopolitical tensions related to the conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

We have no operations in Russia or Ukraine. Sales into Russia and Belarus, which have been suspended indefinitely, are not material to the Company’s consolidated net sales and earnings.

Acquisition of Hero

On August 31, 2022, the Company entered into an Agreement and Plan of Merger pursuant to which the Company agreed to acquire all of the issued and outstanding shares of capital stock of Hero Cosmetics, Inc., the developer of the Hero Mighty Patch® brand and other acne treatment products (the “Hero Acquisition”). The total consideration related to the Hero Acquisition, which is subject to adjustment, consists of a purchase price of approximately $565.0 million of cash (of which $8.0 million will be held back for five years to satisfy certain indemnification obligations) and approximately $65.0 million of restricted shares of the Company's common stock which will be recognized as compensation expense as the stock is subject to vesting requirements for individuals who will continue to be employed by the Company. The Hero Acquisition closed on October 13, 2022 and was financed with cash on hand and commercial paper borrowings.

Inflation Reduction Act of 2022

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. While we are still evaluating the impact of the Act, we do not expect any material changes on our consolidated financial position, results of operations and cash flows.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	September 30, 2022	Prior Year	September 30, 2021
Net Sales	$1,317.3	0.4%	$1,311.4
Gross Profit	$549.7	-5.1%	$579.2
Gross Margin	41.7%	-250 basis points	44.2%
Marketing Expenses	$140.7	-12.6%	$160.9
Percent of Net Sales	10.7%	-160 basis points	12.3%
Selling, General & Administrative Expenses	$155.1	32.7%	$116.9
Percent of Net Sales	11.7%	280 basis points	8.9%
Income from Operations	$253.9	-15.8%	$301.4
Operating Margin	19.3%	-370 basis points	23.0%
Net income per share - Diluted	$0.76	-17.4%	$0.92

	Nine Months Ended	Change vs.	Nine Months Ended
	September 30, 2022	Prior Year	September 30, 2021
Net Sales	$3,939.6	3.1%	$3,821.4
Gross Profit	$1,647.5	-2.1%	$1,682.3
Gross Margin	41.8%	-220 basis points	44.0%
Marketing Expenses	$345.5	-8.3%	$376.6
Percent of Net Sales	8.8%	-110 basis points	9.9%
Selling, General & Administrative Expenses	$505.8	25.5%	$403.0
Percent of Net Sales	12.8%	230 basis points	10.5%
Income from Operations	$796.2	-11.8%	$902.7
Operating Margin	20.2%	-340 basis points	23.6%
Net income per share - Diluted	$2.35	-12.3%	$2.68

Diluted Net Income per share was $0.76 in the third quarter of 2022 as compared to $0.92 in the third quarter of 2021. Diluted Net Income per share was $2.35 in the first nine months of 2022 as compared to $2.68 in the same period in 2021.

During the third quarter of 2021 we decreased the fair value of our business acquisition liability associated with the 2019 acquisition of the FLAWLESS hair removal business (the “Flawless Acquisition”) by $41.0 ($30.8 after tax or $0.12 diluted per share), for a total net reduction of $98.0 ($73.5 after tax or $0.29 diluted per share) for the nine months ended September 30, 2021, based on updated sales forecasts. After giving effect to the third quarter decrease, the value of the business acquisition liability was reduced to $0.0. The business acquisition liability adjustments were recorded as a reduction in SG&A expense.

Net Sales

Net sales for the quarter ended September 30, 2022 were $1,317.3, an increase of $5.9 or 0.4% as compared to the same period in 2021. Net sales for the nine months ended September 30, 2022 were $3,939.6, an increase of $118.2 or 3.1% over the comparable nine month period of 2021. The components of the net sales increase are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consolidated	2022	2022
Product volumes sold	(8.5)%	(5.6)%
Pricing/Product mix	7.8%	7.4%
Foreign exchange rate fluctuations	(1.2)%	(0.9)%
Acquired product lines (1)	2.3%	2.2%
Net Sales increase	0.4%	3.1%

(1)
On December 24, 2021, we acquired all of the outstanding equity of Dr. Harold Katz, LLC and HK-IP International, Inc., the owners of the THERABREATH brand of oral care products (the “TheraBreath Acquisition”). The results of this acquisition are included in our results since the date of acquisition.

For both the three and nine months ended September 30, 2022, the volume change reflects decreased product unit sales for all three segments. For both the three and nine months ended September 30, 2022, price/mix was favorable in all three segments.

Gross Profit / Gross Margin

Our gross profit was $549.7 for the three months ended September 30, 2022, a $29.5 decrease as compared to the same period in 2021. Gross margin decreased 250 basis points (“bps”) in the third quarter of 2022 compared to the same period in 2021, due to the impact of higher manufacturing costs including labor of 300 bps, higher commodities of 250 bps, and higher transportation costs of 30 bps, offset by favorable price/volume/mix of 190 bps, the impact of productivity programs of 120 bps, and business acquisition benefits of 20 bps. Gross profit was $1,647.5 for the nine months ended September 30, 2022, a $34.8 decrease compared to the same period in 2021. Gross margin decreased 220 bps in the first nine months of 2022 compared to the same period in 2021, due to the impact of higher manufacturing costs including labor of 260 bps, higher commodities of 250 bps, and higher transportation costs of 70 bps, offset by favorable price/volume/mix of 240 bps, the impact of productivity programs of 100 bps, and business acquisition benefits of 20 bps.

Operating Expenses

Marketing expenses for the three months ended September 30, 2022 were $140.7, a decrease of $20.2 or 12.6% as compared to the same period in 2021. Marketing expenses as a percentage of net sales in the third quarter of 2022 decreased by 160 bps to 10.7% as compared to 12.3% in the same period in 2021 due to 150 bps on lower expenses, and 10 bps of leverage on higher net sales. Marketing expenses for the nine months ended September 30, 2022 were $345.5, a decrease of $31.1 or 8.3% as compared to the same period in 2021. Marketing expenses as a percentage of net sales for the first nine months of 2022 decreased by 110 bps to 8.8% as compared to 9.9% in the same period in 2021 due to 80 bps on lower expenses and 30 bps of leverage on higher net sales.

SG&A expenses were $155.1 in the third quarter of 2022, an increase of $38.2 or 32.7% as compared to the same period in 2021. SG&A as a percentage of net sales increased 280 bps to 11.7% in the third quarter of 2022 as compared to 8.9% in the same period in 2021. The increase is due to 290 bps on higher expenses, offset by 10 bps of leverage associated with higher sales. The higher expenses for the three-month period ended September 30, 2022 are due to the prior year reduction in the fair value of the Flawless business acquisition liability of $41.0 which reduced SG&A expenses in 2021. SG&A expenses for the first nine months of 2022 were $505.8, an increase of $102.8 or 25.5% as compared to the same period in 2021. SG&A as a percentage of net sales increased 230 bps to 12.8% in the first nine months of 2022 compared to 10.5% in 2021 due to 260 bps on higher expenses, offset by 30 bps of leverage associated with higher sales. The higher expenses for the nine-month period ended September 30, 2022 are primarily due to the prior year reduction in the fair value of the Flawless business acquisition liability of $98.0 which reduced SG&A expenses in 2021.

Other (income) expense, net was nominal for the three and nine months ended September 30, 2022 and 2021.

Interest expense for the three and nine months ended September 30, 2022 increased $10.3 and $18.1 to $23.7 and $59.6, respectively, as compared to the same periods in 2021, due to higher average debt outstanding and higher interest rates.

Income Taxes

The effective tax rate for the three months ended September 30, 2022 was 20.2%, compared to 20.4% in the same period in 2021.

The effective tax rate for the nine months ended September 30, 2022 was 22.6%, compared to 22.8% in the same period in 2021.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. While we are still evaluating the impact of the Act, we do not expect any material changes on our consolidated financial position, results of operations and cash flows.

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

The Corporate segment income consists of equity in earnings of affiliates. As of September 30, 2022, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively. Our equity in earnings of Armand and ArmaKleen, totaling $3.7 and $2.0 for the three months ended September 30, 2022 and 2021, respectively, and $10.0 and $7.4 for the nine months ended September 30, 2022 and 2021, respectively, are included in the Corporate segment. Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and nine months ended September 30, 2022 and September 30, 2021 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Third Quarter 2022	$1,010.4	$219.7	$87.2	$0.0	$1,317.3
Third Quarter 2021	998.1	227.0	86.3	0.0	1,311.4
First Nine Months of 2022	$3,010.2	$664.8	$264.6	$0.0	$3,939.6
First Nine Months of 2021	2,900.2	670.2	251.0	0.0	3,821.4

Income before Income Taxes(2)
Third Quarter 2022	$193.9	$22.7	$14.2	$3.7	$234.5
Third Quarter 2021(4)	238.6	34.5	14.2	2.0	289.3
First Nine Months of 2022	$618.3	$80.8	$38.1	$10.0	$747.2
First Nine Months of 2021(4)	713.7	110.9	35.6	7.4	867.6

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.9 and $2.6 for the three months ended September 30, 2022 and September 30, 2021, respectively, and were $12.5 and $7.8 for the nine months ended September 30, 2022 and September 30, 2021, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.
(3)
Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and nine months ended September 30, 2022 and September 30, 2021.
(4)
Results for the three months ended September 30, 2021 include a $41.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $34.8 was recorded to Consumer Domestic and $6.2 was recorded to Consumer International. Results for the nine months ended September 30, 2021 include a $98.0 reduction of SG&A expenses to adjust the Flawless business acquisition liability, of which $83.2 was recorded to Consumer Domestic and $14.8 was recorded to Consumer International.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Household Products	$592.3	$535.5	$1,685.6	$1,553.7
Personal Care Products	418.1	462.6	1,324.6	1,346.5
Total Consumer Domestic	1,010.4	998.1	3,010.2	2,900.2
Total Consumer International	219.7	227.0	664.8	670.2
Total SPD	87.2	86.3	264.6	251.0
Total Consolidated Net Sales	$1,317.3	$1,311.4	$3,939.6	$3,821.4

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2022 were $1,010.4, an increase of $12.3 or 1.2% as compared to the same period in 2021. Consumer Domestic net sales for the nine months ended September 30, 2022 were $3,010.2, an increase of $110.0 or 3.8% as compared to the same period in 2021. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer Domestic	2022	2022
Product volumes sold	(9.7)%	(6.7)%
Pricing/Product mix	8.0%	7.8%
Acquired product lines (1)	2.9%	2.7%
Net Sales increase	1.2%	3.8%

(1)
Includes the TheraBreath Acquisition since the date of acquisition.

The increase in net sales for the three months ended September 30, 2022, reflects the impact of the TheraBreath® Acquisition, and higher net sales in ARM & HAMMER® Liquid Detergent, OXICLEAN® Versatile Stain Remover, BATISTE® dry shampoo, and ARM & HAMMER® Cat Litter, offset by declines in VITAFUSION® and L’IL CRITTERS® gummy vitamins, FLAWLESS® Hair Removal Products and WATERPIK® Shower Heads. The increase in net sales for the nine-month period ending September 30, 2022, reflects the impact of the TheraBreath® Acquisition, and higher net sales in ARM & HAMMER® Liquid Detergent, OXICLEAN® Powder, ARM & HAMMER® Cat Litter, and BATISTE® dry shampoo, offset by declines in FLAWLESS® Hair Removal Products, WATERPIK® Shower Heads, and VITAFUSION® and L’IL CRITTERS® gummy vitamins.

Recently, the Company’s global FLAWLESS business has experienced declining customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation. In addition, the FLAWLESS business has also started to experience margin contraction as the Company has been unable to implement price increases in a highly competitive category to offset higher labor, material and transportation costs. These factors have resulted in a reduction in expected future cash flows that, if these factors persist or continue to worsen, may result in cash flows that are not sufficient to recover the carrying value of the long-lived assets of the business. The projected cash flows exceed the carrying value of the long lived assets by slightly more than 10%. The key assumptions used to determine the projected cash flows include revenue, gross margin and marketing expense assumptions based on recent trends, including the reduction in customer demand for discretionary products and declining gross margins that FLAWLESS has been experiencing. The carrying value of the long-lived assets for the FLAWLESS business is approximately $465.0 at September 30, 2022. These assets are being amortized over their remaining weighted average life of 16 years. The long-lived assets of the FLAWLESS business are susceptible to impairment risk based on the factors described above. While management can and has implemented strategies to address the risk, including lowering the Company’s production costs, investing in new product ideas, and developing new creative advertising, significant adverse changes in demand, operating plans or economic factors in the future could reduce the underlying cash flows that could trigger a future impairment charge.

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

Consumer Domestic income before income taxes for the third quarter of 2022 was $193.9, a $44.7 decrease as compared to the third quarter of 2021. The decrease is due primarily to the impact of lower sales volumes of $52.0, higher manufacturing and distribution expenses of $35.2, higher SG&A expenses of $31.2 (due to the prior year reduction in the fair value of the Flawless business acquisition liability of $34.8), and higher interest and other expenses of $7.9, partially offset by a favorable price/mix of $65.9 and lower marketing expenses of $14.7. For the nine-month period ended September 30, 2022, income before income taxes was $618.3, a $95.4 decrease as compared to the first nine months of 2021. The decrease is due primarily to higher manufacturing and distribution expenses of $127.2, higher SG&A expenses of $83.5 (due to the prior year reduction in the fair value of the Flawless business acquisition liability of $83.2), the impact of lower sales volumes of $80.6, and higher interest and other expenses of $14.7, partially offset by a favorable price/mix of $186.4 and lower marketing expenses of $22.8.

Consumer International

Consumer International net sales were $219.7 in the third quarter of 2022, a decrease of $7.3 or 3.2% as compared to the same period in 2021. Consumer International net sales in the first nine months of 2022 were $664.8, a decrease of $5.4 or 0.8% as compared to the same period in 2021. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer International	2022	2022
Product volumes sold	(3.0)%	(1.0)%
Pricing/Product mix	6.2%	4.4%
Foreign exchange rate fluctuations	(7.1)%	(5.0)%
Acquired product lines (1)	0.7%	0.8%
Net Sales decrease	(3.2)%	(0.8)%

(1)
Includes the TheraBreath Acquisition since the date of acquisition.

Excluding the impact of foreign exchange rates, sales were higher in the third quarter ended September 30, 2022 for BATISTE, FLAWLESS, and FIRST RESPONSE in Australia, STERIMAR and TROJAN in Mexico, and BATISTE in Canada and Europe. The increase in net sales for the nine-month period ending September 30, 2022 is driven by CURASH and BATISTE in Australia, BATISTE, STERIMAR, and ARM & HAMMER Dental Care in Europe, VMS, BATISTE, OXICLEAN, and STERIMAR in GMG, and CAT LITTER, GRAVOL, and VMS in Canada.

Recently, the Company’s global FLAWLESS business has experienced declining customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation. In addition, the FLAWLESS business has also started to experience margin contraction as the Company has been unable to implement price increases in a highly competitive category to offset higher labor, material and transportation costs. These factors have resulted in a reduction in expected future cash flows that, if these factors persist or continue to worsen, may result in cash flows that are not sufficient to recover the carrying value of the long-lived assets of the business. The projected cash flows exceed the carrying value of the long lived assets by slightly more than 10%. The key assumptions used to determine the projected cash flows include revenue, gross margin and marketing expense assumptions based on recent trends, including the reduction in customer demand for discretionary products and declining gross margins that FLAWLESS has been experiencing. The carrying value of the long-lived assets for the FLAWLESS business is approximately $465.0 at September 30, 2022. These assets are being amortized over their remaining weighted average life of 16 years. The long-lived assets of the FLAWLESS business are susceptible to impairment risk based on the factors described above. While management can and has implemented strategies to address the risk, including lowering the Company’s production costs, investing in new product ideas, and developing new creative advertising, significant adverse changes in demand, operating plans or economic factors in the future could reduce the underlying cash flows that could trigger a future impairment charge.

Consumer International income before income taxes was $22.7 in the third quarter of 2022, an $11.8 decrease as compared to the third quarter of 2021. Higher manufacturing and commodity costs of $11.2, higher SG&A expenses of $7.8 (primarily due to the prior year reduction in fair value of the Flawless business acquisition liability of $6.2), the impact of lower sales volumes of $3.1, unfavorable foreign exchange rates of $2.1, and higher interest and other expenses of $1.8, were partially offset by a favorable price/mix of $11.1 and lower marketing expenses of $3.0. For the first nine months of 2022, income before income taxes was $80.8, an $30.1 decrease as compared to the same period in 2021. Higher manufacturing and commodity costs of $21.3, higher SG&A expenses of $18.5 (primarily due to the prior year reduction in fair value of the Flawless business acquisition liability of $14.8), unfavorable foreign exchange rates of $6.2, the impact of lower sales volumes of $2.8, and higher interest and other expenses of $2.1, were partially offset by a favorable price/mix of $17.0 and lower marketing expenses of $3.6.

Specialty Products (“SPD”)

SPD net sales were $87.2 in the third quarter of 2022, an increase of $0.9 or 1.0% as compared to the same period in 2021. SPD net sales were $264.6 for the first nine months of 2022, an increase of $13.6, or 5.4% as compared to the same period in 2021. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - SPD	2022	2022
Product volumes sold	(8.5)%	(5.0)%
Pricing/Product mix	9.5%	10.4%
Net Sales increase	1.0%	5.4%

Net sales increased in the three and nine months ended September 30, 2022 primarily due to higher pricing in our dairy and specialty chemicals segments in response to rising costs.

SPD income before income taxes was $14.2 in the third quarter of 2022, flat as compared to the same period in 2021 due to favorable price/product mix of $8.2, lower SG&A expenses of $0.6, and lower marketing costs of $0.2, offset by unfavorable manufacturing costs of $5.5, lower volumes of $2.9, and higher other expenses of $0.6. SPD income before income taxes was $38.1 in the first nine months of 2022, an increase of $2.5 as compared to the same period in 2021 due primarily to favorable price/product mix of $23.7, partially offset by unfavorable manufacturing costs of $19.6, higher other expenses of $1.4, higher SG&A costs of $0.2, and higher marketing expenses of $0.1.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the three and nine months of 2022 and 2021. The Corporate segment income before income taxes was $3.7 in the third quarter of 2022, as compared to $2.0 in the same period in 2021. The Corporate segment income before income taxes was $10.0 for the first nine months of 2022, as compared to $7.4 in the same period in 2021.

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

As of September 30, 2022, we had $437.6 in cash and cash equivalents, and approximately $1,496.0 available through the Revolving Credit Facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

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

In October 2022, we repaid all of the outstanding $400.0 2.875% Senior notes due October 1, 2022 with a portion of the proceeds from the 5.00% Senior notes issued on June 2, 2022 and due June 15, 2052 and cash on hand.

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

As a result of our recent stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of September 30, 2022.

On January 28, 2022, the Board declared a 4% increase in the regular quarterly dividend from $0.2525 to $0.2625 per share, equivalent to an annual dividend of $1.05 per share. The increase raises the annual dividend payout from $248.0 to approximately $255.0. For the three and nine months ended September 30, 2022, we paid dividends of $63.8 and $191.2, respectively.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due and pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $170.0 in 2022 primarily for manufacturing capacity investments in laundry and litter to support expected future sales growth. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Net cash provided by operating activities	$534.1	$653.6
Net cash used in investing activities	$(100.7)	$(69.7)
Net cash used in financing activities	$(226.0)	$(585.4)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the nine months ended September 30, 2022 decreased by $119.5 to $534.1 as compared to $653.6 in the same period in 2021 due to an increase in working capital and lower cash earnings (net income adjusted for non-cash items). The increase in working capital is primarily related to higher inventory levels for Waterpik and Vitamins as well as raw materials to ensure adequate supply. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended September 30, 2022 and 2021:

	As of
	September 30, 2022	September 30, 2021	Change
Days of sales outstanding in accounts receivable ("DSO")	27	28	(1)
Days of inventory outstanding ("DIO")	79	68	11
Days of accounts payable outstanding ("DPO")	78	73	(5)
Cash conversion cycle	28	23	5

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, increased 5 days from the prior year as higher inventory levels for Waterpik and Vitamins, as well as raw materials, offset the benefit of payment term extensions. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2022 was $100.7, primarily reflecting $98.1 property, plant and equipment additions. Net cash used in investing activities during the first nine months of 2021 was $69.7, primarily reflecting $64.1 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first nine months of 2022 was $226.0 reflecting $191.2 of cash dividend payments, $49.7 of net debt repayments, and $7.5 of deferred financing costs, partially offset by $22.4 of proceeds from stock option exercises. Net cash used in financing activities during the first nine months of 2021 was $585.4, reflecting $371.6 of net debt payments, $185.8 of cash dividend payments, and $54.9 of treasury stock purchases, partially offset by $26.9 of proceeds from stock option exercises.

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

During the third quarter of 2022 the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs.

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

As a result of the Company’s recent stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of September 30, 2022.

Sales of Unregistered Securities

On August 31, 2022, the Company entered into an Agreement and Plan of Merger (the “Hero Merger Agreement”) pursuant to which the Company agreed to acquire all of the issued and outstanding shares of capital stock of Hero Cosmetics, Inc., the developer of the Hero Mighty Patch® brand and other acne treatment products (the “Hero Acquisition”). The total consideration related to the Hero Acquisition, which is subject to adjustment, consists of approximately $565.0 million of cash (of which $8.0 million will be held back for five years to satisfy certain indemnification obligations) and approximately $65.0 million of restricted shares of the Company's common stock which will be recognized as compensation expense as the stock is subject to vesting requirements for individuals who will continue to be employed by the Company. The Hero Acquisition closed on October 13, 2022 and was financed with cash on hand and commercial paper borrowings. The Company issued an aggregate of 854,882 shares of restricted stock in the transaction which was exempt from registration by Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation D thereunder.

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

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	October 28, 2022	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	October 28, 2022	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)